Form 10-K
XEROX CORP
filed 1995-03-30
CIK 108772

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended:  December 31, 1994
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from: ______ to ______

XEROX CORPORATION
(Exact name of registrant as specified in its charter)

1-4471
(Commission file number)

New York                                                            16-0468020
(State of incorporation)                  (I.R.S. Employer Identification No.)

P.O. Box 1600, Stamford, Connecticut                                     06904
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (203) 968-3000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
Title of Each Class                                    on Which Registered

Common Stock, $1 par value                             New York Stock Exchange
                                                       Chicago Stock Exchange
$3.6875 Ten-Year Sinking Fund Preferred Stock          New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes: (X)  No: (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                       (  )

The aggregate market value of the voting stock of the registrant held by non-
affiliates as of February 28, 1995 was:                $12,737,543,642.


(Cover Page Continued)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                         Outstanding at February 28, 1995

Common Stock, $1 Par Value                                 106,491,150 Shares
Class B Stock, $1 Par Value                                      1,000 Shares


Documents Incorporated By Reference

Portions of the following documents are incorporated herein by reference:

                                                       Part of 10-K in
Document                                               Which Incorporated

Xerox Corporation 1994 Annual Report to Shareholders          I & II

Xerox Corporation Notice of 1995 Annual Meeting of            III
Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).


PART I

Item 1. Business

Overview

Xerox Corporation (Xerox or the Company) is a global company serving the worldwide document processing markets. The Company distributes its products in the Western Hemisphere through divisions and wholly-owned subsidiaries, in Europe and Africa through companies in which the Company has an 80 percent financial interest and The Rank Organisation Plc (RO) has a 20 percent financial interest as of February 28, 1995, and in Japan and other areas of the Pacific Rim, Australia and New Zealand by Fuji Xerox Co. Ltd. (Fuji Xerox), an unconsolidated joint venture, which is equally owned by Fuji Photo Film Company, Ltd. of Japan and Rank Xerox Limited (Rank Xerox). On February 28, 1995, Xerox paid RO 620 million pounds sterling, or approximately $970 million, to increase the Xerox financial interest in Rank Xerox to about 80 percent from 67 percent.

The Company's Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. The Company believes that documents will play a central role in business, government and educational organizations far into the future and that efficient processing of documents offers significant opportunities for productivity improvements. The financing of Xerox equipment is generally carried out by Xerox Credit Corporation (XCC) in the United States and internationally by foreign financing subsidiaries and divisions in most countries that the Company operates. Document Processing operations employed 87,600 people worldwide at year-end 1994.

In December 1993, the Company announced a worldwide Document Processing restructuring program with the objectives of continuing to significantly reduce the cost base and to improve productivity. As a result of the program, the Company expects to reduce its worldwide Document Processing work force by more than 10,000 employees by early 1996. In addition, the Company identified specific facilities to be closed, which are publicly announced as local implementation plans are finalized.

During 1994, actual savings of the restructuring program approximated $350 million. The cost savings resulting from the program are estimated to be approximately $700 million in 1995 and at higher amounts thereafter. Some of these savings are being reinvested to reengineer various business processes, to support the Company's expansion into emerging markets, and to mitigate anticipated effects of continuing pressure on gross margins.

In January 1993, the Company announced its decision to concentrate on the core Document Processing business and disengage from the Insurance and Other Financial Services (IOFS) businesses. Consistent with this objective, The Van Kampen Merritt Companies, Inc. (VKM), an investment advisory organization, and Furman Selz Holding Corporation (Furman Selz), an institutional brokerage, investment banking and management firm, were sold in 1993. In 1994, Shields Asset Management, Inc. (Shields), a Furman Selz subsidiary, and Regent Investor Services, Incorporated (Regent), a subsidiary of Shields were sold. Contracts were also signed in 1994 to sell Constitution Re Corporation (CRC) and in 1995 to sell Xerox Financial Services Life Insurance Company and related companies (Xerox Life). Both sales will close after regulatory approvals.

The only continuing Financial Services business is the Insurance segment, which includes Talegen Holdings, Inc. (Talegen), a holding company of seven property and casualty insurance operating groups and three insurance related service companies, Ridge Reinsurance Limited (Ridge Re) and that portion of the Xerox Financial Services, Inc. (XFSI) headquarters costs and interest expense associated with the continuing business activities. The Company will continue to implement its strategy for divesting the remaining insurance businesses in an orderly and disciplined way.


The ongoing operations of XCC and the international financing companies that finance the purchase of Xerox equipment are unaffected by the decision to disengage from IOFS.

A detailed discussion of the Company's major businesses follows.

Document Processing

The Document Processing Strategy

The Company believes that documents represent the knowledge base of an organization and will play a dynamic and central role in business, government, education and other organizations far into the future:

- Increasingly, documents are being created and stored in digital electronic form.
- The use of electronically created paper documents will continue to increase.

The Company's focus is on improving its customers' operational efficiency and creating customer value by providing innovative document technologies, products, systems, services and solutions that allow its customers to:

-  Move easily within and between the electronic and paper forms of documents.

- Scan, store, retrieve, view, revise and distribute documents electronically anywhere in an organization.

- Print or publish documents on demand, at the point closest to the need, including those locations of our customers' customers.

- Integrate the currently separate modes of producing documents, such as the data center, production publishing and office environments into a seamless, user-friendly enterprise-wide document systems network - with technology acting as an enabler.

Consistent with this focus, in 1994 the Company launched open document services initiatives for the production publishing and printing industries to provide customers with:

- A single, seamless and user-friendly network that allows people anywhere to print documents on demand, where they are needed, without technology acting as a barrier.

-  Open systems that are flexible, scalable, modular and configurable.

- Advanced equipment and software that capture cost and productivity advantages.

The Company has formed alliances to bring together the diverse infrastructures that currently exist and to nurture the development of open standards for production publishing and printing.

Market Overview

Based on its extensive research and analysis, the Company believes that the worldwide markets, excluding Japan and the Pacific Rim, for document processing products and services exceeded $200 billion in 1994. Xerox' worldwide document processing revenues were $15.1 billion in 1994, of which 52 percent were generated in the United States, 31 percent in Europe, and 17 percent in the remainder of the world (excluding the unconsolidated revenues of Fuji Xerox which operates in Japan and much of the Pacific Rim).

The Company is focused on market segments (Target Markets) which it believes represent about half of the document processing markets. Within the Target Markets, the Company has traditionally had a strong position in the black-and-white copying market, which is expected to grow at a rate approximating real economic growth in North America and Western Europe, and at a faster rate in the developing countries. The remaining market segments, which include digital publishing, electronic printing, and color copying and printing, are expected to grow at a substantially higher rate. With the Company's many new product introductions over the past four years, its participation in the Target Markets has been considerably broadened and is expected to increase. This growth will be driven by the transfer of document production from offset printing to digital publishing, increasing customer requirements for network and distributed printing, and accelerating demand for color documents.

Xerox Focus

The Company believes it is well positioned with a broad, competitive product line to participate fully in the anticipated growth in the market segments in which it competes.

Black-and-White Copying

The Company estimates that the black-and-white copying market was approximately $32 billion in 1994.

The Company's future growth in the black-and-white copier market will largely be a function of maintaining a broad, competitive product line which addresses changing customer requirements, offering a consistently high level of service, building new marketing initiatives from its strong relationship with major accounts, expanding sales coverage through indirect channels, and extending its leadership position in the rapidly growing markets for facilities management and in developing countries.

The Company has a strong position with major accounts who demand a consistently high level of service worldwide. The response times to customer calls are uniformly short, the diagnostic equipment is state-of-the-art and twenty-four-hour-a-day, seven-day-a-week service is available.

The Company has extended its successful major account marketing initiatives to major associations, like the American Medical Association, which represent more than two million current and prospective customers. In addition, the Company has significantly increased the number of independent agents selling Xerox equipment to these association accounts.

The market for commercial copiers is expanding rapidly in developing countries in Latin America, Eastern Europe, the Commonwealth of Independent States, Africa, China and India. The Company's 1994 revenues in all of these markets grew faster than the growth in the developed markets.

Digital Products

The Company's digital products fall into three broad categories: Digital Publishing, Electronic Printing, and Color Copying and Printing. Each is discussed below:

Digital Publishing

In 1990, the era of digital publishing was launched and the Company announced the DocuTech family which represents a transformation in the technical foundation of the Company's traditional copier business.

Digital publishing technology is increasingly replacing older, traditional offset printing as customers seek improved productivity and cost savings, faster turnaround of document preparation, and the ability to print documents "on demand". As electronics costs continue to decline and the technology improves, the Company estimates that the potential industry market for digital publishing will reach $5 billion by 1997.

Electronic Printing

The Company estimates that the electronic printing market was approximately $20 billion in 1994 and is growing modestly.

This market has largely consisted of high-end host-connected printers and low-end desktop printers. The Company expects significant future growth for robust, fully featured printers serving multiple users on networks. This growth will be driven by the increase in personal computers and workstations on networks, client-server processing, accelerating growth in the demand for enterprise-wide distributed printing, and rapidly declining electronics costs. These faster, more reliable printers will print collated multiple sets on both sides of the paper, insert covers and tabs, and staple or bind; but without the labor-intensive steps of printing an original and manually preparing the documents on high-speed copiers. In addition, documents can be printed on these printers from remote data center computers, enabling the efficiencies of distributing electronically and then printing, rather than printing paper documents and then distributing them.

The Company has had a strong position in the high-end electronic printing market segment since 1977, particularly in data centers with high-volume printing requirements. The Company is well positioned to capitalize on the growth in the electronic printing market because of both its innovative technologies and its understanding of customer requirements for distributed printing from desktop and host computers.

Color Printing and Copying

The Company estimates that the color copying and printing market was $5 billion in 1994 and is expected to grow to $11 billion in 1997.

The use of color originals in the office is accelerating. Independent studies have concluded that color documents are more effective in communicating information. The vast majority of industry shipments of workstations and personal computers have color monitors, creating the need for economical, convenient and reliable, high-quality color copying and printing.

Facilities Management

Another growth opportunity is the Xerox facilities management business which provides printing, publishing, duplicating and related services to approximately 1,500 customers, including legal firms, financial institutions, insurance agencies and manufacturing companies. The Company's revenues from these services, which are largely in the U.S., had excellent growth in 1994. The Company is also aggressively building this business in Europe, Canada and Latin America.

Xerox Products

The Company believes that its success is due to its ability to continually improve the features and performance of its products based on meeting demonstrated customer needs, competitive pricing levels, and its excellent reputation for performance and service.

Black-and-White Copying

Xerox markets a broad line of black-and-white office copiers and duplicators. The products range from a three-copy-per-minute personal copier to a 135-copy-per-minute fully-featured duplicator to copiers designed for engineering and architectural drawings up to 3 feet by 4 feet in size. Over the past three years, the Company has introduced 28 new copiers and duplicators across the entire spectrum of its product line. These products have improved ease of use, reliability, copy quality, job recovery and ergonomics. Productivity-enhancing features allow the preparation of completed sets of booklets: printed on both sides of the paper, collated, covers and tabs inserted, and stapled or bound; all accomplished in-line, without manual operations. Many of the higher-volume products are equipped with modems which allow the Company to remotely monitor copy quality and wear and tear, and schedule service calls, frequently before the customers are aware of any deviation in product performance.

Digital Publishing

The DocuTech family of digital publishers scans hard copy and converts it to digital documents, or accepts digital documents directly from networked personal computers or workstations. A user-friendly electronic cut-and-paste workstation allows the manipulation of images or the creation of new documents. For example, in only a few minutes, a page of word-processed text, received over a network, can be combined with a photograph which is scanned from hard copy and enhanced electronically: cropped, positioned precisely, rotated, brightened or sharpened. Digital masters can be prepared in a fraction of the time necessary to prepare offset plates, thereby allowing fast turnaround time. DocuTech prints high-resolution (600 dots per inch) pages on both sides of a sheet of paper at up to 135 impressions per minute. The in-line finisher staples completed sets or finishes booklets with covers and thermal-adhesive bindings. Because the finished document can be stored as a digital document, hard copy documents can be printed on demand, or only as required, thus avoiding the long production runs and high storage and obsolescence costs associated with offset printing.

Electronic Printing

Xerox pioneered and continues to be a worldwide leader in electronic laser printing, which combines computer, laser, communications and xerographic technologies. The Company markets a broad line of robust printers with speeds that range from eight pages per minute (ppm) to the industry's fastest cut-sheet printer at 135 ppm. Many of these printers have simultaneous interfaces that can be connected to multiple host computers as well as local area networks.

Breakthrough technology allows printing, in a single pass through the Company's highlight color printers, black-and-white plus one customer-changeable color (as well as shades, textures and mixtures of each) at production speeds up to 92 ppm. Other manufacturers' highlight color printers require additional passes to add variable color, which increase cost, reduce speed and reliability and introduce the possibility of color misalignment.

Productivity-enhancing features include printing collated multiple sets on both sides of the paper, inserting covers and tabs, printing checks with magnetic ink character recognition (MICR), and stapling; all on cut sheet plain paper, with sizes up to 11 by 17 inches.

Color Copying and Printing

Xerox entered the digital color market in 1991 with the introduction of the Xerox 5775 digital copier which is targeted at the production market segment. The 5775 copies high resolution full color at 7.5 ppm, black-and-white at 30 ppm, and allows the colorizing of black-and-white documents. The Xerox 4700 is a highly cost-efficient, full-color 7.5 ppm electronic printer that also prints black-and-white at 30 ppm. The 4700 prints complete collated documents incorporating both black-and-white and color pages in a single step and at optimum speeds. It offers a broad array of connectivity options for both the office network and host computer environments. The MajestiK color copier series, introduced in 1993, offers benchmark copy quality and price/performance, and prints full color at 6 ppm and black-and-white at 36 ppm. The MajestiK series is targeted at the expanding market for color in the office. In 1994, the Company introduced the Xerox 4900 color laser printer for networked office groups printing at up to 1200 by 300 dpi resolution and three ppm for full color and 12 ppm for black-and-white.

Other Products

Xerox also offers a wide range of other document processing products including engineering copiers, ink-jet and electrostatic printers, facsimile products, scanners, personal computer and workstation software, and integrated systems solutions.

The Company also sells cut-sheet paper to its customers for use in their Document Processing products.

Summary of Revenues by Product Category

The following table summarizes the Company's revenues by major product category. The revenues for black-and-white copiers, digital products and other products include equipment and supply sales, service and rental revenues, and finance income. These revenues and the revenues from paper sales exclude the impact of foreign currency exchange rate fluctuations which are shown separately.

     Year ended December 31 (in billions)   1994       1993       1992
     Black-and-white copiers               $ 9.4      $ 9.0      $ 8.9
     Digital products                        3.3        2.8        2.4
     Other products                          1.5        1.5        1.4
     Paper                                   0.8        0.7        0.8
     Foreign currency translation            0.1        0.2        0.8
     Total revenues                        $15.1      $14.2      $14.3

Xerox Competitive Advantages

Although the document processing industry is highly competitive, the Company believes that it enjoys significant competitive advantages because of its dedication to customer satisfaction, its total quality management processes, its substantial on-going investment in research and development, its large and highly-skilled direct sales and service forces, and the creativity and accountability of its business divisions.

Customer Satisfaction

The Company's highest priority is customer satisfaction. The Company's research shows that satisfied customers are far more likely to repurchase products and that the cost of selling a replacement product to a satisfied customer is far less than selling to a "new" customer. The Company regularly surveys customers on their satisfaction, measures the results, analyzes the root causes of dissatisfaction, and takes steps to correct any problems.
Based on these surveys, customer satisfaction in the United States was over 90 percent in 1994. Similar results have been achieved in other important markets.

Because of its emphasis on customer satisfaction, the Company offers a Total Satisfaction Guarantee, a breakthrough in the document processing industry and one of the simplest and most comprehensive offered in any industry: "If you are not satisfied with our equipment, we will replace it without charge with an identical model or a machine with comparable features and capabilities." This guarantee applies for three years to equipment acquired from and continuously maintained by Xerox or its authorized agents.

Quality

The Company was an early pioneer in total quality management and is the only company to have won all three of the following prestigious quality awards: the Malcolm Baldrige National Quality Award in the United States in 1989, the European Quality Award in 1992 and the Deming Prize in Japan, won by Fuji Xerox in 1980. In addition, the Company has won top quality awards in Australia, Belgium, Brazil, Canada, Colombia, France, Hong Kong, India, Ireland, Mexico, the Netherlands and the United Kingdom. The Company's "Leadership Through Quality" program has enabled the Company to significantly reduce its costs, accelerate the introduction of new products, improve customer satisfaction and increase market share. Xerox products have been consistently rated among the world's best by independent testing organizations.

Research and Development

The Xerox research and development (R&D) program is directed toward the development of new products and capabilities in support of the Company's document processing strategy. The Company's research scientists are deeply involved in the formulation of corporate strategy and key business decisions. They regularly meet with customers and have dialogues with the Business Divisions to ensure they understand customer requirements and are focused on products that can be commercialized.

In 1994, R&D expense was $895 million compared with $883 million in 1993 and $922 million in 1992. The Company expects to increase its investment in technological development in 1995 and over the longer term to maintain its premier position in the rapidly changing document processing market. The Company's R&D spending is strategically coordinated with Fuji Xerox. The R&D investment by Fuji Xerox was approximately $500 million in 1994, bringing the total to almost $1.4 billion.

Marketing

Xerox document processing products are principally sold directly to users by its worldwide sales force of approximately 13,000 employees. The Company also markets through a network of independent agents, dealers, distributors and value-added resellers and has arrangements with U.S. retail marketing channels, including Sears, Office Depot, Office Max, Service Merchandise, Staples, Wal-Mart, Costco, The Wiz, Price Club and MicroAge, to market low-end products not generally suited for distribution through the Company's direct sales force. These products are now sold through approximately 3,000 retail stores.

In 1991, Xerox International Partners (XIP), a 51 percent-owned partnership, was formed between Xerox and Fuji Xerox to supply printer engines to original equipment manufacturers. XIP has also contracted to supply printer engines to resellers.

Service

The Company has a worldwide service force of approximately 28,000 employees. In the opinion of the Company, this direct service force is a significant competitive advantage: the response times to customer calls are uniformly low, the service force is continually trained on the Company's new products, and the diagnostic equipment is state-of-the-art. Many of the Company's products are equipped with modems which allow the Company to remotely monitor copy quality and wear and tear, and schedule service calls, frequently before the customers are aware of any deviation in product performance. Twenty-four-hour-a-day, seven-day-a-week service is available in most metropolitan areas in the United States. The Company is able to guarantee a consistent level of service nationwide and worldwide because its service force is not focused exclusively on metropolitan areas and it does not rely on independent local dealers for service.

Organization

In 1992, the Company implemented a major change in the way it manages the Document Processing business by establishing business divisions which work in partnership with the geographically-based customer operations divisions:
United States Customer Operations, Rank Xerox in Europe, Americas Customer Operations in Latin America, and Xerox of Canada.

The Company's business divisions have end-to-end responsibility for designing, engineering, and marketing their products and services.

The customer operations divisions are responsible for all of the activities relating to the customer, including sales, service, administration and support for most of the Xerox products and services.

The Company believes that this organizational architecture combines the speed, creativity, accountability and flexibility of a small company with the economies of scale, resources and strategic vision of a large corporation.

Non-equipment Revenues

Non-equipment revenues from supplies, paper, service, rentals, facilities management and other revenues, and income from customer financing, which represented 65 percent of total revenues in 1994, are less volatile than equipment sales revenues, and therefore provide significant stability to overall revenues. Growth in these revenues is primarily a function of the growth in the Company's installed population of equipment, usage and pricing. The balance of the Company's revenues is derived from equipment sales. These sales, which drive the non-equipment revenues, depend on the flow of new products and are more affected by economic cycles.

Most Xerox customers have their equipment serviced by and use supplies sold by the Company. The market for cut-sheet paper is highly competitive and revenue growth is significantly affected by pricing. The Company's strategy is to charge a spread over mill wholesale prices. Rental revenues have declined for a number of years, reflecting customer trends toward outright purchase of equipment, in part due to the attractive financing options offered by the Company.

The Company offers its document processing customers financing of their purchases of Xerox equipment primarily through XCC in the United States, largely by wholly-owned financing subsidiaries in Europe, and through divisions in Canada and Latin America. The Company's financing operations have expanded over the past several years in recognition of customer demand and the associated profit opportunities.

While competition for this business from banks and other finance companies remains extensive, the Company actively markets its equipment financing services on the basis of customer service, convenience and competitive rates. Approximately 80 percent of U.S. equipment sales and 70 percent of European equipment sales are financed through the Company. Over time, the growth rate of financing income is expected to correspond to the growth rate of equipment sales and trends in interest rates.

International Operations

The Company's international operations account for 48 percent of Document Processing revenues. Xerox' largest interest outside the United States is the "Rank Xerox Companies" in which the Company has an 80 percent financial interest and The Rank Organisation Plc (RO) has a 20 percent financial interest as of February 28, 1995. On February 28, 1995, Xerox paid RO 620 million pounds sterling, or approximately $970 million, to increase the Xerox financial interest in Rank Xerox to about 80 percent from 67 percent. Marketing and manufacturing operations are also conducted through joint ventures in India and China. Marketing and manufacturing in the Americas Customer Operations organization are conducted through subsidiaries or distributors in 40 countries. Marketing and manufacturing in Japan and other areas of the Pacific Rim, Australia and New Zealand are conducted by Fuji Xerox.

Xerox' financial results by geographical area for 1994, 1993 and 1992, which are presented on pages 34 and 62 of the Company's 1994 Annual Report to Shareholders, are incorporated by reference in this document.

Insurance and Other Financial Services

In January 1993, the Company announced its decision to concentrate its resources on its core document processing business and to disengage from IOFS, which at that time included Talegen Holdings, Inc.(Talegen),Ridge Reinsurance Limited (Ridge Re), The Van Kampen Merritt Companies, Inc. (VKM), Xerox Financial Services Life Insurance Company (Xerox Life) and Furman Selz Holding Corporation (Furman Selz). As the disengagement plan developed in 1993, Other Financial Services (OFS) which included VKM, Xerox Life and Furman Selz qualified as discontinued operations and are accounted for as such.

Contracts were signed to sell Constitution Re Corporation (CRC) to EXOR America Inc. in 1994 and Xerox Financial Services Life Insurance Company (Xerox Life) to a subsidiary of General American Life Insurance Company in 1995. Both sales will close after regulatory approvals. The Company will continue to implement its strategy for divesting the remaining insurance businesses in an orderly and disciplined way.

At December 1994, the Company's investment in Insurance amounted to $3,645 million, which excludes the effect of unrealized losses on investment securities. The ultimate exit from the insurance businesses and the recovery of the investment could take several years. During the disengagement process, the Company will continue to be exposed to all the business risks of its insurance businesses. The Company anticipates that future income or losses from its insurance businesses may vary widely as the disengagement strategy is implemented, due to, among other reasons, the recognition of proceeds of sales or other forms of disengagement and the results from operations of the remaining insurance businesses. No assurances can be given as to the timing of the disengagement process, the amount and timing of proceeds of sales or other forms of disengagement from insurance units or the impact the remaining insurance businesses will have on the Company's total results from operations during the disengagement process.

Status of Insurance

The Insurance segment includes Talegen, a holding company of seven property and casualty insurance operating groups and three insurance related service companies, Ridge Re and that portion of the Xerox Financial Services, Inc.
(XFSI) headquarters costs and interest expense associated with the continuing business activities. In 1993, Talegen established and capitalized seven insurance operating groups, each of which includes one or more legal insurance entities (the "Insurance Companies"). Each of the Insurance Companies maintains its own investment portfolio, loss reserves and capital. The insurance department in every state was sent information and given the opportunity to comment on the plan of recapitalization and legal restructuring. Additionally, the recapitalization and legal restructuring was approved by the insurance departments of all states in which Talegen's Insurance Companies are domiciled. The objective of the Talegen restructuring was to strengthen the insurance operating groups and facilitate the realization of shareholder value.

The seven insurance operating groups and their areas of specialization are:

- Constitution Reinsurance is a New York-based treaty and facultative reinsurer and had gross written premiums in 1994 of $545 million.

- Coregis is a Chicago based writer of tailored professional liability and other property/casualty programs, programs for non-profit organizations and public officials, and specialty coverages for schools and industry groups. This insurance operating group has 1994 gross written premiums of $371 million.

- Crum & Forster Insurance is New Jersey based and is a national writer of commercial property and casualty insurance through a select retail network of independent custom agents. Gross written premiums in 1994 were $1,022 million.

- Industrial Indemnity is based in San Francisco and focuses on workers compensation coverage and services primarily in western states. Gross written premiums in 1994 were $370 million.

- The Resolution Group is based in Chicago and manages those Talegen operations that no longer write new business and provides reinsurance collection services.

- Viking is a non-standard personal automobile insurer with gross written premiums of $152 million in 1994.

- Westchester Specialty Group, a wholesale commercial umbrella, excess casualty and specialty property company based in Atlanta, had 1994 gross written premiums of $334 million.

In connection with the 1993 restructuring and the regulatory approvals, XFSI agreed to provide various forms of capital support to ensure that statutory capital requirements of the newly established legal entities were met. The capital contributions consisted of $235 million in cash, which was used to purchase portfolio investments, and $100 million of XFSI promissory notes (guaranteed by the Company). In connection with actions taken to strengthen the Talegen balance sheet at the end of 1992, XFSI also provided support in the form of $200 million in notes guaranteed by the Company.

XFSI also agreed that support would be provided in the form of excess of loss reinsurance protection issued by Ridge Re, XFSI's wholly-owned Bermuda reinsurance company established in 1992. XFSI is obligated to pay annual premium installments of $49 million in the aggregate each year, plus finance charges, payable for up to ten years, for coverage totaling $1,245 million, which is net of 15 percent coinsurance. A total of eight years annual premium installments remain to be paid as of December 31, 1994. The Company has guaranteed the payment by XFSI of all such premiums.

In addition to XFSI's original contribution of $25 million to the capitalization of Ridge Re, XFSI may be required, under certain circumstances, to purchase over time additional redeemable preferred shares up to a maximum of $301 million.

XFSI has guaranteed to the Talegen insurance companies that Ridge Re will meet all of its financial obligations under all of the foregoing excess of loss reinsurance issued to them.

In December 1994, a stock purchase agreement was signed with EXOR America Inc. for its purchase of Constitution Re Corporation, a Talegen subsidiary, for approximately $410 million subject to closing adjustments, which is approximately the same as book value. The closing of the sale is subject to customary closing conditions and regulatory approvals and is expected to close during the first half of 1995.

Property and Casualty Reserves

Overview

Losses from claims and related loss adjustment expenses comprise the majority of costs from providing insurance products and, therefore, reserves for unpaid losses and loss expenses are the largest liabilities on a property and casualty insurer's balance sheet. However, because insurance coverage is provided for situations in which the certainty of loss cannot be predicted, ultimate losses which will be incurred on policies issued are difficult to estimate and are subject to constant reevaluation as new information becomes available. Insurance companies utilize a variety of loss trending and analysis techniques to estimate anticipated ultimate losses and the time frames when claims are likely to be reported and paid. These patterns vary significantly by type of insurance coverage and are affected by the economic, social, judicial and weather-related/geological conditions in different geographic areas.

In order to moderate the potential impact of unusually severe or frequent losses, insurers often cede (i.e., transfer) a portion of their gross policy premiums to reinsurers in exchange for the reinsurer's agreement to share covered losses with the insurer. Although the ceding of insurance risk does not discharge the original insurer from its primary liability to its policyholder, the reinsurance company that accepts the risk assumes an obligation to the original insurer. A contingent liability exists, however, with respect to reinsurance ceded to the extent that any reinsuring company might not be able to meet its obligations.

The net liability retained on individual risks varies by product and by the nature of the risk. Insured liabilities in excess of retained limits are reinsured either by treaty, wherein reinsurers agree in advance to provide coverage above retained limits for specific products, or by facultative arrangements, wherein reinsurance is provided for the individual risks based on individual negotiations.

Over the policy period, as premiums are earned, a portion of the premiums are set aside as gross reserves and charged to income for incurred but not reported ("IBNR") losses in anticipation of claims which will be incurred, net of anticipated salvage and subrogation. IBNR reserves also include amounts to supplement case reserves, when established, to provide for potential further loss development. In addition, gross reserves are also established for internal and external loss adjustment expenses ("LAE") associated with handling the claims inventory. These expenses are characterized as "allocated LAE" when they are attributable to a specific claim or series of claims and "unallocated LAE" when not similarly attributable. When a claim is reported, case reserves are established on the basis of claim adjusters' evaluations and other pertinent information available at the time. Legal defense costs that can be assigned to a related claim file and can be included as part of the loss under the contract are generally established as part of the gross case reserve. Reinsurance recoverables on gross reserves are recorded for amounts that are anticipated to be recovered from reinsurers and are determined in a manner consistent with the liabilities associated with the reinsured policies. Net reserves are gross reserves less anticipated reinsurance recoverables on those reserves.

The effect of inflation on gross reserves is considered implicitly when estimating the liability for unpaid losses and loss expenses. The effect of inflation on individual case basis reserves implicitly reflects the direction of economic price levels as they affect the individual claims being reserved.

Estimates of the ultimate value of unpaid claims are based in part on historical data that reflect past inflation, as well as management's assessment of severity and frequency, industry trends and related costs.

Ridge Re Coverage

Under the terms of the Ridge Re reinsurance coverage and subject to the limits established for each insurance operating group, Ridge Re will reimburse the Insurance Companies within their respective insurance operating group for 85% of net increases, if any, to ultimate net unpaid loss and loss expenses and uncollectible reinsurance reserves which may develop on its 1992 and prior accident years as carried at December 31, 1992 (net of all salvage, subrogation and other recoverables). The Ridge Re coverage is guaranteed by XFSI, and, subject to certain commutation provisions, remains in effect until all 1992 and prior accident year claims are paid. The following table identifies the retention amount (i.e., the amount of carried net unpaid loss and loss expenses and uncollectible reinsurance reserves at December 31, 1992 retained by the Insurance Companies within the insurance operating groups) and the remaining reinsurance coverage at December 31, 1994 under the respective Ridge Re contract. Cessions to Ridge Re, while beneficial to Talegen, do not result in a benefit to the Insurance segment or consolidated Xerox accounts.

Ridge Re Information

December 31, 1994         Retention Contractual    Cumulative      Remaining
(in millions)             Amount[1] Coverage[2]  Ceded Losses[2]  Coverage[2]

Constitution Reinsurance   $  591     $   43         $    -         $   43
Coregis                    $  585     $  119         $    -         $  119
Crum & Forster Insurance   $2,263     $  234         $    5         $  229
Industrial Indemnity       $1,157     $  127         $    -         $  127
The Resolution Group       $1,199     $  578         $   28         $  550
Viking                     $  134     $   17         $    -         $   17
Westchester Specialty
 Group                     $  755     $  127         $   20         $  107

[1] Retention amounts equal the carried net unpaid losses and loss expenses and uncollectible reinsurance reserves as of December 31, 1992.
[2] Coverage and ceded amounts are net of 15% insurance operating group coinsurance amounts (i.e., for every dollar of covered loss in excess of the retention amount, the affected insurance company will be able to cede (recover) eighty-five cents from Ridge Re)

The following sections of this discussion provide further details related to the reserving practices and the specific reserve levels of the Insurance Companies within Talegen's insurance operating groups. Due to the unique complexities and uncertainties related to asbestos-related, hazardous waste and other latent or long-tail claims, information regarding these claim categories is separately discussed, although it is the policy of Talegen not to disclose established case reserves on specific claims.

Overall Reserves

The following table sets forth gross unpaid losses and loss expenses, reinsurance recoverables on unpaid losses and loss expenses and the resultant net unpaid losses and loss expenses for the Insurance Companies included in each insurance operating group at December 31, 1994 and 1993:

Unpaid Losses and Loss Expenses

                               1994                           1993
                    Gross   Reinsurance    Net    Gross   Reinsurance   Net
(in millions)      Reserves Recoverable Reserves Reserves Recoverable Reserves
Constitution
 Reinsurance       $  881    $  200     $  681    $  883    $  202    $  681
Coregis               995       271        724       992       330       662
Crum & Forster
 Insurance          2,941       768      2,173     3,171       872     2,299
Industrial
 Indemnity          1,445       188      1,257     1,586       213     1,373
The Resolution
 Group              1,680       983        697     2,576     1,720       856
Viking                 97         -         97       124         6       118
Westchester
 Specialty Group    1,225       485        740     1,272       512       760
Ceded balances to
 affiliates          (451)     (451)         -      (920)     (920)        -
  Total            $8,813[1] $2,444     $6,369[1] $9,684    $2,935    $6,749

[1] Balance excludes cessions to Ridge Re of $53 million.

The overall decrease in gross reserves is primarily the result of actions taken over the past several years to reduce exposures in underperforming and non-strategic business segments. Reinsurance recoverables have decreased due to the underlying reduction in gross reserves, increased collection of recoverable balances and an increase in business retained by the Insurance Companies. Gross and net reserves at December 31, 1992 were $10,657 million and $6,869 million, respectively. Due to its mission of managing run-off business, the most significant decrease in overall gross and net reserves has occurred within The Resolution Group. In 1994, Insurance Companies within the Westchester Specialty Group, The Resolution Group and the Crum & Forster Insurance operating groups strengthened net reserves by approximately $40 million, $33 million and $8 million, respectively, for development on 1993 and prior accident year reserves. Of these amounts, $20 million, $28 million and $5 million, respectively, were ceded to Ridge Re. No material adjustments were made to net reserves in 1993.

Monitoring of Insurance Reserves

The insurance operating groups continually monitor the gross and net reserves of their Insurance Companies for business written in both current and prior years, and Talegen senior management reviews these reserves on a periodic basis. In addition, these reserves are reviewed and certified on an annual basis by an outside actuary appointed by the Insurance Companies. Overall reserve levels are impacted primarily by the types and amounts of insurance coverage currently being written and the trends developing from newly reported claims and claims which have been paid and closed. Adjustments are made to reserves in the period they can be reasonably estimated to reflect evolving changes in loss development patterns and various other factors that affect ultimate claim settlement costs. Such factors include increased damage awards by the courts, changes in judicial interpretations of legal liability for asbestos-related, hazardous waste and other latent or long-tail claims, changes in judicial interpretation of the scope of coverage provided by general liability and umbrella policies for "advertising injury," particularly in the area of "unfair competition," and other recently advanced new theories of liability. Many of these judicial interpretations are still evolving. Generally, the greater the projected time to settlement, the greater the complexity of estimating ultimate claim costs and the more likely that such estimates will change as new information becomes available.

Use of Reinsurance and Management of Reinsurance Collection

Most of the Insurance Companies made significant use of reinsurance during the 1970's and early 1980's. Since that time, the Insurance Companies have generally increased the portion of business they retain while reducing the number of reinsurers used for their reinsurance contracts. Accordingly, in the aggregate, net reserves as a percent of gross reserves increased from 65% at December 31, 1992 to 72% at December 31, 1994, and the percent of written premiums ceded to reinsurers to gross written premiums decreased from 21% in 1992 to 16% in 1994. Additionally, at December 31, 1994 the Insurance Companies had current and future reinsurance recoverables due from approximately 700 reinsurers for all policy years. However, in 1994 more than 70% of premiums ceded were placed with approximately 30 reinsurers.

Talegen has a reinsurance security committee composed of senior management who approve those reinsurers with whom Talegen will do business. Based upon the review of financial condition and assessment of other available information, the Insurance Companies maintain an allowance for uncollectible amounts due from troubled reinsurers as reported in Note 13 on page 68 of the Company's 1994 Annual Report to Shareholders. The balance of reinsurance recoverable is considered to be valid and collectible.

The potential uncollectibility of ceded reinsurance is an industry-wide issue. With respect to the management of recoveries due from reinsurers, the Insurance Companies operate within common guidelines on the early identification of potential collection problems and assign these cases to a specialized unit with The Resolution Group staffed by "work-out" experts.
This unit aggressively pursues collection of reinsurance recoverables through mediation, arbitration and, where necessary, litigation to enforce a contractual right against reinsurers. Nevertheless, periodically, it becomes necessary for management to adjust reserves for potential losses to reflect their ongoing evaluation of developments which affect recoverability, including increased damage awards and the severe financial difficulties that some reinsurers are experiencing.

Effects of Restructuring on Reserves

In 1992, as part of the announced Talegen restructuring plan and related balance sheet strengthening actions, reserves were strengthened by $880 million on a pre-tax basis. Talegen, after completing a detailed review of its outstanding reinsurance recoverables, in the fourth quarter of 1992 wrote-off $516 million in reinsurance recoverables due from approximately 600 reinsurers against the allowance for doubtful reinsurance accounts (including $174 million for paid reinsurance recoverables). Adjustments to the reserves in 1993 pursuant to the restructuring were not material.

Statutory and GAAP Reporting of Net Unpaid Losses and Loss Expenses

The liability for loss and loss expense reserves required by generally accepted accounting principles ("GAAP") includes various adjustments from the liability reported in accordance with Statutory Accounting Practices ("SAP"). Because not all GAAP adjustments can be associated with subsequent developments of the liabilities on other than an arbitrary basis, developments on the loss and loss expense reserve development table are prepared in accordance with SAP.

Loss Development Data

In Note 13 on page 68 of the Company's 1994 Annual Report to Shareholders, the net liability for unpaid losses and loss expenses is reconciled for each of the years in the three-year period ended December 31, 1994. Included therein are current year and prior year development data.

As a result of claim activity during 1994 and after reflection of prior experience, it is management's judgment that the total liability for unpaid losses and loss expenses at December 31, 1994 is reasonably stated.

The loss and loss expense reserve development table illustrates the development of statutory balance sheet liabilities for 1984 through 1994. The first line of the table is the estimated liability for unpaid losses and loss expenses, net of reinsurance recoverable on unpaid losses, recorded at the balance sheet date for each year. The lower section of the table shows the updated amount of the previously recorded liability based on experience as of the close of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims until all claims are settled. Deficiencies or redundancies represent aggregate changes in estimates for all prior calendar years. The effect on income for the latest three years is shown in Note 13 on page 68 of the Company's 1994 Annual Report to Shareholders. These changes in estimates have been reflected in Talegen's calendar year operating results. As the Insurance Companies recognize adjustments to reserves for changes in loss development patterns and various other factors, such as social and economic trends and known changes in judicial interpretation of legal liability, in the period in which they become known, it is not appropriate to extrapolate future redundancies or deficiencies based solely on this table.

Talegen Holdings, Inc.
Loss and Loss Expense Reserve Development

Year ended December 31 (in millions)     1984      1985      1986      1987
Liability for unpaid losses and loss
  expenses - GAAP (net of reinsurance) $ 2,729   $ 3,589   $ 4,276   $ 5,139

Increase (decrease) for GAAP adj.            8      (148)     (256)     (241)

Liability for unpaid losses and loss
  expense - SAP (net of reinsurance)     2,737     3,441     4,020     4,898

Paid (cumulative) as of:
End of year                                  -         -         -         -
One year later                             931     1,133     1,132     1,365
Two years later                          1,611     1,946     2,039     2,483
Three years later                        2,182     2,594     2,854     3,258
Four years later                         2,598     3,197     3,391     3,824
Five years later                         2,979     3,601     3,798     4,493
Six years later                          3,238     3,892     4,360     4,659
Seven years later                        3,391     4,380     4,470     4,927
Eight years later                        3,793     4,450     4,675
Nine years later                         3,828     4,624
Ten years later                          3,987

Liability estimated as of:
End of year                              2,737     3,441     4,020     4,898
One year later                           3,072     3,798     4,383     4,974
Two years later                          3,387     4,158     4,416     5,365
Three years later                        3,582     4,125     4,797     5,670
Four years later                         3,555     4,515     5,207     5,577
Five years later                         3,828     4,896     5,087     6,332
Six years later                          4,125     4,863     5,786     6,357
Seven years later                        4,055     5,490     5,841     6,476
Eight years later                        4,550     5,587     5,991
Nine years later                         4,687     5,772
Ten years later                          4,872

(Deficiency) redundancy                $(2,135)  $(2,331)  $(1,971)  $(1,578)

Gross liability - end of year
Reinsurance recoverable
Net liability - end of year

Gross re-estimated liability - one
  year later
Re-estimated recoverable - one
  year later
Net re-estimated liability - one
  year later

Gross re-estimated liability - two
  years later
Re-estimated recoverable - two
  years later
Net re-estimated liability - two
  years later

Gross cumulative deficiency




  1988      1989      1990      1991      1992      1993      1994

$ 5,613   $ 6,119   $ 6,429   $ 6,379   $ 6,874   $ 6,753   $ 6,369

   (208)     (215)     (287)     (299)     (370)     (254)     (190)


  5,405     5,904     6,142     6,080     6,504     6,499     6,179


      -         -         -         -         -         -         -
  1,588     1,675     1,707     1,830     1,294     1,542
  2,667     2,827     3,085     2,730     2,488
  3,484     3,879     3,663     3,657
  4,284     4,228     4,354
  4,486     4,746
  4,885






  5,405     5,904     6,142     6,080     6,504     6,499     6,179
  5,709     6,110     6,255     6,972     6,492     6,491
  5,908     6,090     7,082     6,904     6,528
  5,830     6,903     6,968     6,954
  6,604     6,825     7,022
  6,556     6,910
  6,684





$(1,279)  $(1,006)  $  (880)  $  (874)  $   (24)  $     8   $     -

                                        $10,475   $ 9,515   $ 8,828
                                          3,971     3,016     2,649
                                          6,504     6,499     6,179


                                         10,454     9,569

                                          3,962     3,078

                                          6,492     6,491


                                         10,483

                                          3,955

                                          6,528

                                        $    (8)  $   (54)  $     -


Asbestos-Related, Hazardous Waste and Other Latent or Long-Tail Claims

Claims resulting from asbestos-related, hazardous waste and other latent or long-tail losses have provided unique challenges to the insurance industry. The possibility that these claims would emerge was often not recognized or contemplated at the time the policies were written, and traditional actuarial reserving methodologies have not always been useful in accurately estimating ultimate losses. Asbestos-related claims were the first type of such exposures to cause significant losses to the insurance industry. Because case law for asbestos-related injuries is now reasonably developed and the number of open claims has been declining, the remaining exposure and related uncertainty to the Insurance Companies are also decreasing. Hazardous waste claims have been the second major type of such claims to emerge and significantly impact the insurance industry. Inconsistent Federal and State case law related to hazardous waste claims has compounded the industry's difficulties in adequately understanding and reserving for these complex exposures. Other latent or long-tail exposures such as repetitive stress, lead paint and surgical breast implants are the latest type of such liability to emerge. These claim types also are not suitable for traditional actuarial reserving techniques due to significant uncertainties as to how legal issues will develop. As judicial patterns emerge through the appellate process and remove uncertainties related to asbestos-related, hazardous waste and other latent or long-tail claims, additional liabilities and reinsurance recoverables could arise. In the aggregate, reserves for asbestos-related, hazardous waste and other latent or long-tail claims comprise 10% and 5% of total gross and net reserves, respectively, of the Insurance Companies at December 31, 1994.

Total reserves for asbestos bodily injury, asbestos-in-building, hazardous waste and other latent or long-tail claims at December 31, 1994 are as follows:

Total Reserves[1] by Claim Category

                           Asbestos  Asbestos             Other
                            Bodily     -in-   Hazardous Latent or
                            Injury   Building   Waste   Long-Tail   Total
(in millions)             Gross Net Gross Net Gross Net Gross Net Gross Net
Constitution Reinsurance  $ 66 $ 20 $  - $  - $ 79 $ 32 $  - $  - $145 $ 52
Crum & Forster Insurance    58   40    -    -   79   61  110   57  247  158
Coregis                      -    -    -    -    2    2    -    -    2    2
Industrial Indemnity         -    -    -    -    -    -    -    -    -    -
The Resolution Group       170   17   21    2  101   36   48    2  340   57
Viking                       -    -    -    -    -    -    -    -    -    -
Westchester Specialty
 Group                      38   11   45    1   34   21    9    1  126   34
  Total                   $332 $ 88 $ 66 $  3 $295 $152 $167 $ 60 $860 $303

[1] Included are case, IBNR and allocated loss adjustment expense reserves.

The vast majority of claims in the above areas have resulted from policies covering corporate property and casualty insurance, thus insurance operating groups whose Insurance Companies have not underwritten (or reinsured) this type of business generally do not have these types of claims. Although Insurance Companies within Coregis are currently underwriting certain commercial property and casualty business, these companies did not underwrite any significant volume of business prior to 1986 and thus have not had many asbestos bodily injury or hazardous waste claims as most such claims for the insurance industry have originated from accident years prior to 1986.

In 1985, Talegen established a stand-alone unit to centrally handle asbestos-related, hazardous waste and certain other latent or long-tail claims. This unit was established as a separate service company of Talegen and has been recently named Envision Claims Management Corporation ("Envision"). Envision is currently engaged in working on claims for the Insurance Companies within the Crum & Forster Insurance, Coregis, The Resolution Group and Westchester Specialty Group insurance operating groups. The objectives of Envision are to bring expertise to this highly specialized area, promote consistency in claim administration and reserving practices and judiciously work through and close such claims on behalf of the Insurance Companies. Since January 1, 1993, nearly twice as many claims have been closed by Envision as have been opened, causing an overall 33% reduction in total applicable claims outstanding for the Insurance Companies during that period.

Following is an expanded discussion of historical reserve development with respect to asbestos-related, hazardous waste and other latent or long-tail claims. Included in the discussion of hazardous waste and other latent or long-tail claims is information pertaining to policy limits on open claims, or the theoretical aggregate of potential indemnity loss on all policies where the Insurance Company has been notified of a possible claim. However, policy limit information has not been, and management of Talegen and the Insurance Companies does not believe it will be, a useful predictor of future claim payments for asbestos-related, hazardous waste and other latent or long tail claims.

Generally, a claim is reported to the Insurance Company after the insured has been notified by a third party of a potential loss situation. For hazardous waste claims, many of the reported claims are from insureds who have been notified of a possible loss, no matter how minor a role the insured played in the act leading to the loss. It has been the experience of the Insurance Companies (and industry experience in general) that in such instances the insured will often pay only minimal losses or no loss.

Assuming that the insured has paid a loss, the Insurance Company then makes the determination as to whether the loss is covered. If there is a dispute on the loss coverage, the Insurance Companies or policyholder generally seeks a declaratory judgment ruling, asking a court to determine whether or not the policy covers the loss in question. From a historical perspective, only a relatively small percentage of declaratory judgment actions have resulted in the Insurance Companies being required to pay the claim, although this pattern is not meant to be representative of past or future aggregate payment amounts resulting from declaratory judgments.

Assuming that the claimed loss is covered, any payment is generally only a small amount of the total available policy limits because many of the related policies written by the Insurance Companies are high excess policies where the loss needs to exceed a high dollar amount before their respective "layer" of coverage is impacted.

Asbestos Bodily Injury Claims

Claims began to emerge alleging bodily injury due to asbestos exposure in the 1970's, and the insurance industry became involved in litigation over insurance coverage issues with manufacturers, distributors, suppliers, and indirect users of asbestos containing products at that time. The judicial and legislative interpretations of coverage tended to expand the definition of covered losses beyond what insurers commonly believed to be the intent of the policies. However, over time, case law in this area has become fairly well established. The Insurance Companies believe that most of the litigation over asbestos bodily injury coverage issues has now been resolved and appropriate reserves have been established for these known exposures. Although it is difficult to estimate when the pending asbestos bodily injury claims will be paid and closed, the overall inventory of such claims has been declining.
From a historical perspective, of the total open claims at the end of 1991, approximately 48% had been closed at December 31, 1994.

The following table sets forth gross and net unpaid losses and allocated LAE related to asbestos bodily injury claims of the Insurance Companies:

Asbestos Bodily Injury Reserve Information

                                                1994              1993
Year ended December 31 (in millions)       Gross    Net      Gross    Net
Beginning case reserves                   $  250  $   40    $  485  $ (128)
Claim payments (recoveries) - Owens
  Corning Fiberglass ("OCF" claims)            -       -       183    (133)[1]
Other claim payments (recoveries)             47       -        61      (2)
Case incurred losses                          21       1         9      33 [1]
Ending case reserves                         224      41    $  250  $   40 [1]
1994 IBNR/Allocated LAE reserves [2]         108      47       N/A     N/A
1994 total reserves [2]                   $  332  $   88       N/A     N/A
Allocated LAE payments (recoveries)       $   10  $   19    $   (6) $  (29)

                                                            1991 and Prior
                                                1992            Periods
                                           Gross    Net      Gross    Net
Beginning case reserves                   $  741  $   21    $    -  $    -
Claim payments (recoveries) - Owens
  Corning Fiberglass ("OCF" claims)          243     139       288       4
Other claim payments (recoveries)             34       8       160      42
Case incurred losses                          21      (2)[1] 1,189      67
Ending case reserves                      $  485  $ (128)[1]$  741  $   21
1994 IBNR/Allocated LAE reserves [2]         N/A     N/A       N/A     N/A
1994 total reserves [2]                      N/A     N/A       N/A     N/A
Allocated LAE payments (recoveries)       $   52  $   (9)   $  324  $   81

[1] Loss and reserve data for 1992 reflects a reserving practice specific to the Owens Corning Fiberglass ("OCF") claims (discussed subsequently) where case reserves were reduced by reinsurance receivables on paid losses. Normally, reinsurance receivables are shown on a "gross" basis, that is, separately stated on the balance sheet. This practice for the OCF claims resulted in an offsetting understatement of case reserves and reinsurance recoverables. This practice was reversed in 1993.
[2] Beginning in 1994, IBNR/Allocated LAE reserves have been allocated to certain claim categories; prior to 1994, similar allocations were not made, thus the data for 1993 and prior years has been marked as not available ("N/A") in the table.

The largest asbestos bodily injury claims have originated from policies issued to Owens Corning Fiberglas ("OCF") who manufactured and distributed insulation containing asbestos. These policies were issued or assumed by an Insurance Company within The Resolution Group. Numerous claims alleging bodily injury through exposure to asbestos were filed against OCF during the past two decades. Included in the preceding table are cumulative paid losses from these policies of approximately $714 million and $10 million and allocated LAE of approximately $310 million and $14 million on a gross and net basis, respectively, for 1994 and prior years resulting in a total paid amount of $1,024 million and $24 million on a gross and net basis, respectively. Management of The Resolution Group and Talegen believe that all significant losses have been paid on this coverage. Of the approximately $1 billion in reinsurance believed to be appropriately recoverable from these claims, $682 million has been collected and $168 million has either been written off or reserved through the allowance for uncollectible reinsurance, resulting in a remaining net recoverable balance of $150 million at December 31, 1994. See discussion of the status of two separate lawsuits pertaining to reinsurance recoverable on OCF claims, of which one has been substantially settled, in
Note 18 on Page 79 of the Company's 1994 Annual Report to Shareholders.

Asbestos-In-Buildings Claims

In addition to bodily injury claims, asbestos-in-building claims have been brought against certain Insurance Companies of the Talegen insurance operating groups seeking reimbursement for the expense of replacing insulation material and other building components made of asbestos. The Insurance Companies have generally contested coverage to the extent that product liability insurance does not cover replacement costs unless there has been property damage, as defined in the policies, to the buildings in which asbestos containing products were installed. Sufficient case law has not yet been established to determine the extent to which the courts will interpret the policies consistently with this position, and the theories put forth by the courts have varied considerably to support the few payments made by insurers to date for asbestos-in-buildings property damage claims. Although it is difficult to estimate when the pending asbestos-in-buildings claims will be resolved and closed, the claims inventory has been declining, similar to asbestos bodily injury claims. Of the total open claims at the end of 1991, approximately 48% had been closed at December 31, 1994.

The following table sets forth gross and net unpaid losses and allocated LAE related to asbestos-in-buildings claims of the Insurance Companies:

Asbestos-In-Buildings Reserve Information

                                                1994              1993
Year ended December 31 (in millions)       Gross    Net      Gross    Net
Beginning case reserves                   $   61  $    4    $   59  $    4
Claim payments (recoveries) - Celotex          -       -         -       -
Other claim payments (recoveries)              3       -         1       1
Case incurred losses                           8      (1)        3       1
Ending case reserves                          66       3    $   61  $    4
1994 IBNR/Allocated LAE reserves [1]           -       -       N/A     N/A
1994 total reserves [1]                   $   66  $    3       N/A     N/A
Allocated LAE payments                    $    -  $    -    $    -  $    -

                                                            1991 and Prior
                                                1992            Periods
                                           Gross    Net      Gross    Net
Beginning case reserves                   $   64  $    7    $    -  $    -
Claim payments (recoveries) - Celotex          5       3         -       -
Other claim payments (recoveries)              -       -         -       -
Case incurred losses                           -       -        64       7
Ending case reserves                      $   59  $    4    $   64  $    7
1994 IBNR/Allocated LAE reserves [1]         N/A     N/A       N/A     N/A
1994 total reserves [1]                      N/A     N/A       N/A     N/A
Allocated LAE payments                    $    -  $    -    $    -  $    -

[1] Beginning in 1994, IBNR/Allocated LAE reserves have been allocated to certain claim categories, prior to 1994, similar allocations were not made, thus the data for 1993 and prior years has been marked as not available ("N/A") in the table.

The most significant reported asbestos-in-building claims relate to two umbrella contracts issued by Westchester Fire Insurance Company ("Westchester Fire"), an Insurance Company within the Westchester Specialty Group, to Celotex, et al. covering the 1982 and 1983 policy years, with a combined gross and net limit of $50 million and $2 million, respectively. Since December 1990, the Celotex Companies have been involved in bankruptcy reorganization litigation in the U.S. Bankruptcy Court in Tampa, Florida. The court has temporarily stayed proceedings in all of the underlying asbestos bodily injury and asbestos-in-buildings claims. Westchester Fire and Talegen believe that adequate reserves have been established for this exposure.

Hazardous Waste Claims

Hazardous waste claims encompass costs for pollution clean-up, bodily injury and property damage. Significant uncertainties exist with respect to estimating the Insurance Companies' exposure to hazardous waste claims. The uncertainty primarily results from lack of historical data, long delays in reporting claims, difficulty in identifying potential claimants and complex legal and coverage issues that have been further complicated by inconsistent conclusions reached by the courts. Due to the above, it is very difficult to estimate when existing hazardous waste claims will close. However, from a historical perspective, of the total open claims at the end of 1991, approximately 66% had been closed at December 31, 1994.

The following table sets forth gross and net unpaid losses and allocated LAE related to hazardous waste claims of the Insurance Companies:

Hazardous Waste Reserve Information

                                                1994              1993
Year ended December 31 (in millions)       Gross    Net      Gross    Net
Beginning case reserves                   $   43  $   22    $   22  $   14
Claim payments (recoveries)                   28      17        21      12
Case incurred losses                          35      20        42      20
Ending case reserves                          50      25    $   43  $   22
1994 IBNR/Allocated LAE reserves [1],[2]     243     125       N/A     N/A
1994 total reserves [1],[2]               $  293  $  150       N/A     N/A
Allocated LAE payments                    $   20  $   17    $   20  $   17

                                                            1991 and Prior
                                                1992            Periods
                                           Gross    Net      Gross    Net
Beginning case reserves                   $   23  $   14    $    -  $    -
Claim payments (recoveries)                    9       4        52      24
Case incurred losses                           8       4        75      38
Ending case reserves                      $   22  $   14    $   23  $   14
1994 IBNR/Allocated LAE reserves [1],[2]     N/A     N/A       N/A     N/A
1994 total reserves [1],[2]                  N/A     N/A       N/A     N/A
Allocated LAE payments                    $   17  $   14    $   38  $   29

[1] Totals exclude $2 million of reserves for Mt. Airy Insurance Company, a subsidiary within the Coregis insurance operating group. Hazardous waste exposures for Coregis are not significant primarily because 1986 was the first year significant business volume was written by Insurance Companies within the Coregis insurance operating group.
[2] Beginning in 1994, IBNR/Allocated LAE reserves have been allocated to certain claim categories, prior to 1994, similar allocations were not made, thus the data for 1993 and priors has been marked as not available ("N/A") in the table.

The principal federal statute that requires cleanup of environmental damage is the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund"), passed in 1980. It imposes liabilities on "Potentially Responsible Parties," subjecting them to liability for clean-up costs regardless of fault, time period and relative contribution of pollutants. Superfund is subject to funding authorization that expires in December 1995. The current administration has put forth a proposal to reform Superfund that would create a government fund (estimated at $8.1 billion) used to clean up "National Priority Listed" ("NPL") sites.

The last draft of the proposed law issued by the Senate Finance Committee (dated September 27, 1994), if it had been adopted, would have raised the fund through a combination of retrospective and prospective taxes for primary insurers and a retrospective tax for reinsurers. The 103rd Congress did not pass the reform bill. Because there is new legislative leadership in both the House and the Senate, among other reasons, management of Talegen does not believe the proposed law will pass the 104th Congress as last drafted. Accordingly, it is not possible to predict what effect the future legislative changes or reauthorization of Superfund will have on Talegen's future results.

Although it is not likely the law will be passed as last drafted, the Insurance Companies continue to receive requests from insurance company rating agencies and other interested parties regarding the percentage of hazardous waste claims and reserves involving NPL sites as well as estimates of taxes under the proposed law. Because of these requests, the following table provides the Insurance Companies estimate of such information at December 31, 1994:

NPL Information

Percentages of Total Applicable Hazardous Waste
Amounts that Include NPL Sites; Aggregate Tax
Amounts and Average Attachment Points in millions.

                                                Policy       Excess Policies
                                       Gross   Limits on              Average
                                Open    Case    Primary     Policy  Attachment
                               Claims Reserves Policies[3] Limits[3] Point[4]
Constitution Reinsurance [1]    N/A     N/A       N/A         N/A       N/A
Coregis [2]                     N/M     N/M       N/M         N/M       N/M
Crum & Forster Insurance         25%     47%       53%         38%     $ 38
Westchester Specialty Group      48%     20%       19%         46%     $ 16
The Resolution Group             55%     70%       50%         71%     $ 42

                                                   Estimates of Aggregate
                                                   Proposed Superfund Tax
                                               Retrospective[6] Prospective[7]
Constitution Reinsurance [1]                         $ 19           N/A[5]
Coregis [2]                                          $  1          $ 15
Crum & Forster Insurance                             $ 59          $ 67
Westchester Specialty Group                          $  4          $ 23
The Resolution Group                                 $  5          $  2

[1] Specific NPL information has generally not been submitted by primary insurers to Constitution Reinsurance thus the information has been marked as not available ("N/A") in the table.
[2] Due to the relatively insignificant number of reported hazardous waste claims and resultant case reserves, this information is not meaningful ("N/M") to Coregis.
[3] Exposed limits are defined as total policy limits on open claims less losses paid-to-date at December 31, 1994.
[4] The attachment point on an excess of loss insurance policy represents the loss dollar amount at which point the insurance policy would respond in accordance with the terms of coverage granted. For example, if the attachment point on an excess of loss policy is $30 million, insurance coverage on that policy would not be exposed to a loss unless the total loss related to the insured event for that year of coverage exceeds $30 million. This information has been estimated based on a sample of policies from open applicable claims.
[5] Reinsurers are not subject to a prospective tax in the proposed law.
[6] The retrospective tax for primary insurers under the law would have been based on the insurers proportionate share of commercial multiple peril and other liability lines of business written between 1968 and 1985 and, for reinsurers, would have been based on their net premiums written between 1968 and 1985. This information has been estimated based on a sample of policies from open applicable claims.
[7] The prospective tax for primary insurers would have been based on primary insurers' proportionate share of premiums written for the next ten years.

Other Latent or Long-Tail Claims

A diversity of claims have been filed that assert injury or loss due to exposure to a substance or device from a prolonged period. The following table sets forth gross and net losses and allocated LAE related to other latent or long-tail claims of the Insurance Companies:

Other Latent or Long-Tail Claims Reserve Information

                                                1994              1993
Year ended December 31 (in millions)       Gross    Net      Gross    Net
Beginning case reserves                   $ 131   $  103    $  185  $   97
Claim payments (recoveries) - Farm
  and Home                                  (23)      33        49     (11)
Other claim payments (recoveries)             7        4        11       4
Case incurred losses                        (44)[2]  (28)[2]     6      (1)
Ending case reserves                        103       38    $  131  $  103
1994 IBNR/Allocated LAE reserves [1]         64       22       N/A     N/A
1994 total reserves [1]                   $ 167   $   60       N/A     N/A
Allocated LAE payments                    $  46   $   32    $    4  $   10

                                                            1991 and Prior
                                                1992            Periods
                                           Gross    Net      Gross    Net
Beginning case reserves                   $  145  $   81    $    -  $    -
Claim payments (recoveries) - Farm
  and Home                                   145     121        41       5
Other claim payments (recoveries)             19       5        26       7
Case incurred losses                         204     142       212      93
Ending case reserves                      $  185  $   97    $  145  $   81
1994 IBNR/Allocated LAE reserves [1]         N/A     N/A       N/A     N/A
1994 total reserves [1]                      N/A     N/A       N/A     N/A
Allocated LAE payments                    $    6  $    6    $   45  $   17

[1] Beginning in 1994, IBNR/Allocated LAE reserves have been allocated to certain claim categories, prior to 1994, similar allocations were not made, thus the data for 1993 and prior years has been marked as not available ("N/A") on the table.
[2] Benefit in incurred losses originated from a reallocation in Farm & Home case reserves in 1994 where the reduction in unpaid loss and loss expense reserves was offset by a write-off to paid loss receivables which thus resulted in no net gain or loss.

As shown in the preceding reserve table, a significant amount of paid claims relate to claims associated with Farm & Home Savings Association ("Farm and Home"), the developer of the Southbend subdivision in Friendswood, Texas that is located close to the Brio superfund site. See discussion of litigation associated with these claims in Note 18 on Page 79 of the Company's 1994 Annual Report to Shareholders.

Certain Insurance Companies have written excess of loss policies with parties that have been named in various lawsuits involving surgical breast implants. Gross and net issued policy limits for allegedly implicated policies, grouped by range of the attachment point for the excess of loss policies, are as follows at December 31, 1994:

Surgical Breast Implant
Issued Policy Limits Grouped by Attachment Point

                            $0-5 Million[1] $5-20 Million[1] >$20 Million[1]
(in millions)                 Gross   Net      Gross   Net     Gross   Net
Crum & Forster Insurance       $  6  $  6       $  3  $  -      $ 26  $  5
Westchester Specialty Group       5     3         25    17        85    22
The Resolution Group             63     3        106     6       162     4
  Total                        $ 74  $ 12       $134  $ 23      $273  $ 31

[1] The attachment point on an excess of loss insurance policy represents the loss dollar amount at which point the insurance policy would respond in accordance with the terms of coverage granted. For example, if the attachment point on an excess of loss policy is $30 million, insurance coverage on that policy would not be exposed to a loss unless the total loss related to the insured event for that year of coverage exceeds $30 million.

Major surgical breast implant manufacturers and the principal plaintiffs' attorneys have entered into a "Global Settlement" which is reported to cost the defendants $4.25 billion over a thirty year period. The trial court has approved the Global Settlement, however, it is expected that all aspects of the settlement will be appealed to a higher court when the trial court has concluded all proceedings. Additionally, although the Global Settlement has been approved by the plaintiffs, the Insurance Companies have generally not been presented with claims. Should claims be asserted, the allegedly affected Insurance Companies are investigating various policy coverage issues. For example, while over half the global settlement amount may represent bodily injury claims as defined in the contracts, the insurance industry does not agree that the remaining portion of the fund represents bodily injury caused by a covered occurrence as defined in the contracts and hence is excludable from coverage. Plaintiffs can opt out of the settlement and pursue other traditional remedies if they so elect within prescribed time frames.

Range of Reasonably Possible Losses on Known Claims

The following table compares the internal estimates of the range of ultimate net losses that are considered reasonably possible for known asbestos bodily injury, asbestos-in-building, hazardous waste and other latent or long-tail claims to total net reserves for these claim categories at December 31, 1994:

Range of Net Unpaid Losses and Allocated
Loss Adjustment Expense Reserves on Known
Claims Compared to Total Net Reserves [1]

                    Range of Net Unpaid Losses and Allocated Loss
                         Adjustment Expenses on Known Claims
                   Asbestos  Asbestos             Other               Total
                    Bodily     -in-   Hazardous Latent or              Net
                    Injury   Building   Waste   Long-Tail   Total   Reserves
(in millions)     Low  High Low  High Low  High Low  High Low  High    [1]
Constitution
  Reinsurance     $  5 $ 20 $  - $  - $ 10 $ 30 $  - $  - $ 15 $ 50   $ 52
Crum & Forster
  Insurance         20   40    -    3   10   70   40   80   70  193    158
The Resolution
  Group             10   20    2    4    2   80    -    5   14  109     57
Westchester
  Specialty Group    5   15    1    3    2   35    -    6    8   59     34
  Total           $ 40 $ 95 $  3 $ 10 $ 24 $215 $ 40 $ 91 $107 $411   $301

[1] Included are case, IBNR and allocated loss adjustment expense reserves.
    Total excludes $2 million of reserves for Mt. Airy Insurance Company, an Insurance Company within the Coregis insurance operating group. Hazardous waste exposures for Coregis are not significant primarily because 1986 was the first year significant business volume was written by Insurance Companies within the Coregis insurance operating group.

Because the above ranges have been estimated on a net basis, they do not allow for uncollectible reinsurance. See discussion of the allowance for doubtful reinsurance in Note 13 on Page 68 of the Company's 1994 Annual Report to Shareholders. Additionally, the above ranges exclude consideration of potential Ridge Re contract recoveries, which, as previously described, provides aggregate excess of loss protection for adverse development on all loss and loss expense reserves and uncollectible reinsurance reserves for 1992 and prior accident years. Cessions to Ridge Re, while beneficial to Talegen, do not result in a benefit to the Insurance segment or consolidated Xerox accounts. Based on the information available to them at December 31, 1994, the insurance operating groups and Talegen do not expect that liabilities associated with incurred asbestos bodily injury, asbestos-in-building, hazardous waste and other latent or other long-tail liability claims will have a material adverse affect on any of the above insurance operating group's future liquidity or financial position. However, given the complexity and lack of precision in estimating the exposure, no assurance can be made as to the future potential impact of such claims.

Discontinued Operations

Other Financial Services, which were discontinued in 1993, had no after-tax income in 1994, $63 million income in 1993, and a $39 million loss in 1992. Included in the 1993 income was a $62 million after-tax gain from the completion of two sales. The 1992 loss includes $90 million of adjustments, primarily for the partial write-down of goodwill. The net investment in OFS was $232 million at December 31, 1994. The Company believes that the liquidation of the remaining OFS units will not result in a net loss. On February 17, 1993, the Company completed the sale of VKM to an entity formed by Clayton, Dubilier & Rice, Inc. for approximately $360 million. On October 25, 1993, the Company completed the sale of Furman Selz to a group of Furman Selz employees. The purchase price was $99 million in cash and junior subordinated debt. As part of the transaction, an affiliate of XFSI acquired nine percent of the equity of the newly constituted Furman Selz. The $99 million price does not include the proceeds from the sale of Shields, a Furman Selz subsidiary, and Regent, a subsidiary of Shields. The business and assets of Shields and Regent were sold to Alliance Capital Management L.P. in a sale that closed in the first quarter of 1994. The terms of the Furman Selz sales agreement resulted in additional sales proceeds yielding approximately $60 million before settlement of related liabilities.

General American Life Insurance Company and XFSI signed a definitive agreement in January 1995 for a wholly-owned subsidiary of General American (New Owner)to acquire Xerox Life and related companies. Closing of the sale is subject to the customary closing conditions and regulatory approvals, and is targeted for the first half 1995. At closing, New Owner will rename the Xerox Life Companies. OakRe Life Insurance Company, an XFSI subsidiary formed in 1994, will assume responsibility for existing Single Premium Deferred Annuity
(SPDA) policies issued by Xerox Life's Missouri and California companies (Life Companies) via a reinsurance agreement (Agreement). The Agreement includes a provision for the assumption (at their election) by the Life Companies, of all of the SPDA policies at the end of their current rate reset periods. A Novation Agreement with a New Owner affiliate provides for the assumption of the liability under the Coinsurance Agreement for any SPDA policies not so assumed by the Life Companies. Other policyholders (of Immediate, Whole Life, and Variable annuities, as well as a minor amount of SPDAs issued by Xerox Life New York) will continue to be the responsibility of the New Owner.

During 1990, the Company decided to withdraw from its real-estate development and financing operations and third-party financing businesses. Since that time, these operations have been in an orderly liquidation and assets were reduced to $547 million at the end of 1994 from $3,749 million at the end of 1989, with assigned debt correspondingly reduced to $231 million from $2,781 million. Management believes that the combination of existing reserves together with run-off profits should adequately provide for any credit losses or losses on disposition.

Item 2. Properties

Within the Business Equipment industry segment, the Company owns a total of ten principal manufacturing and engineering facilities and leases an additional two such facilities. The domestic facilities are located in California, New York and Oklahoma, while the international facilities are located in Brazil, Canada, England, France, Holland and Mexico. The Company also has four principal research facilities; two are owned facilities in New York and Canada, and two are leased facilities in California and France.

In addition, within the Document Processing segment, there are numerous facilities which encompass general offices, sales offices, service locations and distribution centers. The principal owned facilities are located in New York, England, Italy and Mexico. The principal leased facilities are located in California, Virginia, Brazil, Canada, England, France, Germany and Italy.

As part of the Worldwide Document Processing restructuring program announced in December 1993, the Company identified specific facilities to be closed or consolidated over the next two years. Details of the facilities to be closed are announced periodically as local implementation plans are finalized.

Within the Insurance industry segment, there are numerous facilities, primarily within the United States, which encompass general, sales and administrative offices. The principal facilities, almost all of which are leased, are located in California, Illinois, New Jersey, New York and Washington.

The Company's Corporate Headquarters facility, located in Connecticut, is leased; a training facility, located in Virginia, is owned by the Company. In the opinion of Xerox management, its properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform the Company's functions.

Item 3. Legal Proceedings

The information set forth under Note 18 "Litigation" on pages 79 through 81 of the Company's 1994 Annual Report to Shareholders is incorporated by reference in this document in answer to this item.

On July 21, 1993, the Company was notified that it had been named as a respondent by the United States Environmental Protection Agency ("EPA") in a unilateral Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") section 106 (a) Administrative Order regarding the Metcoa Radiation Site in Pulaski, PA. The Order directs the Company and 21 other companies to perform remedial work at the Site. The order alleges that these
parties are jointly and severally liable to perform the work.   Under CERCLA,
a respondent that does not comply with the Order could be subject to a civil penalty of $25,000 for each day of noncompliance and be liable for punitive damages at least equal to treble the EPA's cost of cleaning up the Site. The Company denies that it is liable to perform the work described in the Order.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The information set forth under the following captions on the indicated pages of the Company's 1994 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item:

              Caption                                           Page No.

      Stock Listed and Traded                                      92
      Dividends and Stock Prices                                   89
      Nine Years in Review - Common Shareholders
        of Record at Year-End                                  88 and 89

Item 6. Selected Financial Data

The following information, as of and for the five years ended December 31, 1994, as set forth and included under the caption "Nine Years in Review" on pages 88 and 89 of the Company's 1994 Annual Report to Shareholders, is hereby incorporated by reference in this document in answer to this Item:

        Revenues - Document Processing
        Revenues - Insurance
        Total revenues
        Income (loss) from continuing operations
        Primary earnings (loss) per common share from continuing operations Total assets
        Long-term debt
        Preferred stock
        Dividends declared per common share

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Financial Review" on pages 29-37, 39, and 42-57 of the Company's 1994 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Xerox Corporation and subsidiaries and the notes thereto and the report thereon of KPMG Peat Marwick LLP, independent auditors, which appear on pages 28, 38, 40-41, 58-85, and 87 of the Company's 1994 Annual Report to Shareholders, are hereby incorporated by reference in this document in answer to this Item. In addition, also included is the quarterly financial data included under the caption "Quarterly Results of Operations (Unaudited)" on page 86 of the Company's 1994 Annual Report to Shareholders.

The other financial statements and schedules required herein are filed as "Financial Statement Schedules" pursuant to Item 14 of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

The information set forth in "Proposal 1--Election of Directors" in the Company's Notice of the 1995 Annual Meeting of Shareholders and Proxy Statement, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year covered by this report on Form 10-K, is hereby incorporated by reference in this document in answer to this Part III.

Executive Officers of Xerox

The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. There are no family relationships between any of the executive officers named.

Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.
                                                             Year
                                                           Appointed
                                                          to Present   Officer
     Name           Age         Present Position           Position     Since

Paul A. Allaire*     56    Chairman of the Board, Chief      1991        1983
                           Executive Officer and Chairman
                           of the Executive Committee

A. Barry Rand        50    Executive Vice President,         1992        1986
                           Operations

Barry D. Romeril     51    Executive Vice President and      1993        1993
                           Chief Financial Officer

Stuart B. Ross       57    Executive Vice President;         1990        1979
                           Chairman and Chief Executive
                           Officer, Xerox Financial
                           Services, Inc.

Peter van Cuylenburg 47    Executive Vice President,         1993        1993
                           Operations

William F. Buehler   55    Senior Vice President and         1993        1991
                           Chief Staff Officer

Allan E. Dugan       54    Senior Vice President,            1992        1990
                           Corporate Strategic Services

Mark B. Myers        56    Senior Vice President, Corporate  1992        1989
                           Research and Technology

Richard S. Paul      53    Senior Vice President and         1992        1989
                           General Counsel


* Member of Xerox Board of Directors.


Executive Officers of Xerox, Continued

                                                             Year
                                                           Appointed
                                                          to Present   Officer
     Name           Age         Present Position           Position     Since

Richard S. Barton    46    Vice President; President,        1993        1993
                           U.S. Customer Operations

Eunice M. Filter     54    Vice President, Treasurer         1990        1984
                           and Secretary

Philip D. Fishbach   53    Vice President and Controller     1995        1990

John A. Lopiano      56    Vice President; President,        1995        1993
                           Xerox Production Systems

Patrick J. Martin    54    Vice President; President,        1993        1992
                           Office Document Products


Each officer named above, with the exceptions of William F. Buehler, Barry D. Romeril and Peter van Cuylenburg, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 1991, Mr. Buehler was Vice President, Network Systems Sales at the American Telephone & Telegraph Company (AT&T). Mr. Buehler had been affiliated with AT&T since 1964.

Prior to joining Xerox in 1993, Mr. Romeril had been Group Finance Director at British Telecommunications Plc since 1988. From 1987 to 1988 he was Finance Director at BTR, Incorporated.

Prior to joining Xerox in 1993, Mr. van Cuylenburg had been President and Chief Operating Officer of NeXT Computer Inc. since 1992. From 1989 to 1992 he was with Cable & Wireless Plc as a group director and as Chief Executive of Mercury Communications Ltd., a subsidiary.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

 (a) (1) and (2) The financial statements, independent auditors' reports and financial statement schedules being filed are listed or otherwise included in the attachment.

      (3) The exhibits filed herewith or incorporated herein by reference are set forth on the Index of Exhibits included herein.

 (b) No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

 (c) The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 1995 Proxy Statement are preceded by an asterisk (*).



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 XEROX CORPORATION


                                            By:  /s/ Barry D. Romeril
                                                 Executive Vice President and
                                                 Chief Financial Officer
March 30, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 30, 1995



    Signature                                 Title

Principal Executive Officer:

Paul A. Allaire                              /s/ Paul A. Allaire

                                             Chairman, Chief Executive Officer
                                             and Director


Principal Financial Officer:

Barry D. Romeril                             /s/ Barry D. Romeril

                                             Executive Vice President and
                                             Chief Financial Officer


Principal Accounting Officer:

Philip D. Fishbach                           /s/ Philip D. Fishbach

                                             Vice President and Controller


Directors:


/s/ Robert A. Beck                                   Director


/s/ Joan Ganz Cooney                                 Director


/s/ B. R. Inman                                      Director


/s/ Vernon E. Jordan, Jr.                            Director


/s/ Yotaro Kobayashi                                 Director


/s/ Ralph S. Larsen                                  Director


/s/ John D. Macomber                                 Director


/s/ N. J. Nicholas, Jr.                              Director


/s/ John E. Pepper                                   Director


/s/ Martha R. Seger                                  Director


/s/ Thomas C. Theobald                               Director


Report of Independent Auditors



To the Board of Directors and Shareholders of Xerox Corporation


Under date of January 31, 1995, we reported on the consolidated balance sheets of Xerox Corporation and consolidated subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the Xerox Corporation 1994 Annual Report to Shareholders on pages 28, 38, 40-41, and 58-85. These consolidated financial statements and our report thereon are incorporated by reference in the 1994 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions in 1992.



                                                KPMG PEAT MARWICK LLP



Stamford, Connecticut
January 31, 1995, except as to Notes 18 and 22, which are as of March 2, 1995



Index to Financial Statements and Schedules

Financial Statements:

   Consolidated statements of income of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1994

   Consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 1994 and 1993

   Consolidated statements of cash flows of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1994

   Notes to consolidated financial statements

      The above consolidated financial statements and related notes which appear on pages 28, 38, 40-41, and 58-85 of the Company's 1994 Annual Report to Shareholders are hereby incorporated by reference in this document.

Commercial and Industrial (Article 5) Schedules:

   I  - Condensed financial information of registrant

   II - Valuation and qualifying accounts


Insurance (Article 7) Schedules:

   None


All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.


                                                                   SCHEDULE I
Xerox Corporation - Parent Company
Condensed Statements of Income

Year ended December 31
(in millions, except per-share data)                     1994    1993    1992
Revenues
     Sales                                            $ 3,582 $ 3,336 $ 3,270
     Service and rentals                                3,399   3,162   3,033
     Sales to unconsolidated companies                  1,090     902   1,093
     Other income                                          51      63      58

     Total Revenues                                     8,122   7,463   7,454

Costs and Expenses
     Cost of sales                                      2,066   1,824   1,769
     Cost of service and rentals                        1,633   1,614   1,556
     Cost of sales to unconsolidated companies            987     825     878
     Research and development expenses                    832     814     838
     Selling, administrative and general expenses       2,342   2,311   2,298
     Interest expense                                     213     210     199
     Special charges, net                                   -     887       -
     Other, net                                          (303)   (302)   (326)

     Total Costs and Expenses                           7,770   8,183   7,212

Income (Loss) before Income Taxes and Equity Income       352    (720)    242

Income Taxes (Benefits)                                   173    (262)    160

Equity in Net Income (Loss) of Unconsolidated
     Companies' Continuing Operations                     615     269    (299)

Income (Loss) from Continuing Operations                  794    (189)   (217)

Equity in Net Income (Loss) of Unconsolidated
     Companies' Discontinued Operations                     -      63     (39)

Cumulative Effect of Changes in Accounting Principles       -       -    (764)

Net Income (Loss)                                     $   794 $  (126)$(1,020)

Primary Earnings (Loss) per Share
     Continuing Operations                            $  6.73 $ (2.46)$ (2.91)
     Discontinued Operations                                -     .62    (.41)
     Cumulative Effect of Changes
        in Accounting Principles                            -       -   (7.97)
Primary Earnings (Loss) per Share                     $  6.73 $ (1.84)$(11.29)

Fully Diluted Earnings (Loss) per Share
     Continuing Operations                            $  6.44 $ (2.46)$ (2.91)
     Discontinued Operations                                -     .62    (.41)
     Cumulative Effect of Changes
        in Accounting Principles                            -       -   (7.97)
Fully Diluted Earnings (Loss) per Share               $  6.44 $ (1.84)$(11.29)

See notes to condensed financial statements.


                                                                  SCHEDULE I
Xerox Corporation - Parent Company
Condensed Balance Sheets

December 31 (in millions)                                   1994        1993

Assets

Cash                                                     $    29     $    23

Accounts Receivable, net                                     673         670

Finance Receivables, net                                   1,170       1,079

Inventories                                                1,068         995

Land, Buildings and Equipment, net                         1,232       1,301

Investments in and Advances to Unconsolidated
  Companies' Continuing Operations                         5,783       5,218

Deferred Income Taxes                                        694         828

Investments in Discontinued Operations,net                   779       1,063

Other Assets                                                 368         411

Total Assets                                             $11,796     $11,588

Liabilities and Equity

Accounts Payable                                         $   251     $   252

Accrued Compensation and Benefit Costs                       585         451

Unearned Income                                               99         132

Other Liabilities                                          1,787       2,033

Short-Term Debt and Current Portion of Long-Term Debt        480         327

Long-Term Debt                                             3,201       3,023

Liability for Postretirement Medical Benefits                980         973

Deferred ESOP Benefits                                      (596)       (641)

Preferred Stock                                              832       1,066

Common Shareholders' Equity*                               4,177       3,972

Total Liabilities and Equity                             $11,796     $11,588

See notes to condensed financial statements.

* Shares of common stock issued and outstanding at December 31, 1994 and 1993 were (in thousands) 105,993 and 104,122, respectively.


                                                                   SCHEDULE I

Xerox Corporation - Parent Company
Condensed Statements of Cash Flows

Year ended December 31 (in millions)                       1994   1993   1992
Net Cash Flows from Operating Activities

Income (Loss) from Continuing Operations                  $ 794  $(189) $(217)
Adjustments required to reconcile income (loss) from
  continuing operations to cash flows from
  operating activities:
    Depreciation and amortization                           356    317    293
    Document Processing provision for special charges         -    887      -
    Provisions for doubtful accounts                         57     56     85
    Provision for postretirement medical benefits            53     65     58
    Charges against 1993 restructuring reserve             (226)     -      -
    Equity in (income) loss of unconsolidated companies'
      continuing operations, net of dividends              (540)  (231)   394
    Net increase in inventories                            (274)  (175)  (255)
    Net increase in other operating
      assets and liabilities                                (31)  (100)  (355)
    Other, net                                              170   (324)   414

    Total                                                   359    306    417

Cash Flows from Investing Activities

  Additions to land, buildings and equipment               (203)  (271)  (282)
  Proceeds from sales of land, buildings and equipment      115     12     10
  Investments in and advances to unconsolidated
    companies                                              (110)   (79)  (135)
  Return of capital from unconsolidated companies            13     20      -
  Other, net                                                  7      4      7

    Total                                                  (178)  (314)  (400)

Cash Flows from Financing Activities

  Decrease in short-term debt, net                            -      -    (98)
  Proceeds from long-term debt                              679    150    484
  Principal payments on long-term debt                     (304)  (324)  (168)

    Subtotal                                                375   (174)   218

  Dividends on common and preferred stock                  (395)  (389)  (373)
  Proceeds from sale of common stock                         90    665    113
  Redemption of preferred stock                            (245)    (6)    (6)
  Other, net                                                  -     (1)    (1)

    Total                                                  (175)    95    (49)

Change in Cash (Bank Overdraft) During the Year               6     87    (32)
Cash (Bank Overdraft) at Beginning of Year                   23    (64)   (32)
Cash (Bank Overdraft) at End of Year                      $  29  $  23  $ (64)

See notes to condensed financial statements.


                                                                    SCHEDULE I

Xerox Corporation - Parent Company
Notes To Condensed Financial Statements

Note 1. Financial Statement Presentation

Certain prior year balances have been reclassified to conform to the 1994 presentation.

Note 2. Long-Term Debt

A summary of long-term debt at December 31, 1994 and 1993 follows:

                                          Weighted average
                                          interest rates at
(in millions)                             December 31, 1994      1994     1993

  Guaranteed ESOP notes
    due 1999-2004                                    7.69%     $  596   $  641

  Notes due 1994                                        -           -      200
  Notes due 1995                                     8.75         150      150
  Notes due 1996                                     8.38         100      100
  Notes due 1997                                     9.63         200      200
  Notes due 1999                                     6.93         738      250
  Notes due 2000                                     9.75         200      200
  Notes due 2001                                     7.39          62        -
  Notes due 2002                                     8.13         200      200
  Notes due 2004                                     7.17         225      200
  Notes due 2006                                     8.09          45        -
  Debentures due 1995                                9.25         200      200
  Debentures due 2000                                9.63         100      100
  Commercial paper                                   6.03         761      701
  Other debt due 1994-2014                           8.51          97      201
  Capital lease obligations                          5.48           7        7

  Subtotal                                                      3,681    3,350

  Less current maturities                                         480      327

  Total long-term debt                                         $3,201   $3,023

Debt Maturities - Scheduled payments due on long-term debt for the next five years are (in millions): 1995-$480; 1996-$161; 1997-$266; 1998-$71; 1999-$813
and thereafter $1,890.

Payment subsequent to 1999 include domestic commercial paper which has been classified as long-term debt because the Company has the intention and the ability under the revolving credit agreements to affect refinancing on a long-term basis.

Note 3. Dividends from Unconsolidated Companies

Dividends received from unconsolidated companies were (in millions): 1994- $75; 1993-$38; and 1992-$95.


                                                                   SCHEDULE II

Valuation and Qualifying Accounts
Year ended December 31, 1994, 1993 and 1992

                                           Additions
                             Balance at    charged to   Deductions,   Balance
                              beginning     costs and     net of       at end
(in millions)                 of period     expenses    recoveries   of period

1994
Allowance for Losses on:
   Accounts Receivable            $ 62          $ 70         $ 53         $ 79
   Finance Receivables             300           182          163          319
   Reinsurance Receivables           5            12           10            7
   Premiums Receivable              16             -            1           15
Deferred Tax Valuation
   Allowance*                      134           152            -          286

                                  $517          $416         $227         $706

1993
Allowance for Losses on:
   Accounts Receivable            $ 68          $ 51         $ 57         $ 62
   Finance Receivables             275           199          174          300
   Reinsurance Receivables          30             5           30            5
   Premiums Receivable               9             2           (5)          16
Deferred Tax Valuation
   Allowance                       100            34            -          134

                                  $482          $291         $256         $517

1992
Allowance for Losses on:
   Accounts Receivable            $ 68          $ 67         $ 67         $ 68
   Finance Receivables             212           200          137          275
   Reinsurance Receivables         103           205          278           30
   Premiums Receivable               7             5            3            9
Deferred Tax Valuation
   Allowance                       100             -            -          100

                                  $490          $477         $485         $482



* The 1994 increase in deferred tax valuation allowance was charged to net unrealized gain (loss) on investment securities in the Company's consolidated balance sheet.


Index of Exhibits

Document and Location

(3) (a) (1) Restated Certificate of Incorporation of Registrant filed by the
            Department of State of New York on June 10, 1988.

            Incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1988.

        (2) Certificate of Amendment dated July 7, 1989 to the Restated Certificate of Incorporation.

            Incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1989.

        (3) Certificate of Amendment dated October 10, 1994 to the Restated Certificate of Incorporation.

    (b)     By-Laws of Registrant, as amended through May 29, 1991.

            Incorporated by reference to Exhibit 3(b)(2) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1991.

(4) (a) Indenture dated as of July 1, 1986 between Registrant and Bankers Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration No.
            33-7415.

    (b) Indenture dated as of February 1, 1989 between Registrant and Chemical Bank relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration No. 33-27188.

    (c) Indenture dated as of January 15, 1990 between Registrant and BankAmerica National Trust Company (as successor in interest to Security Pacific National Trust Company (New York)) relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration No. 33-33150.

    (d) Indenture dated as of December 1, 1991 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration No. 33-44597.

    (e) Indenture dated as of February 1, 1987 between Xerox Credit Corporation (XCC) and Continental Illinois National Bank and Trust Company of Chicago relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by the XCC's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit (4)(a) to XCC's Registration Statement No. 33-12160.

    (f) Indenture dated as of March 1, 1988, as supplemented by the First Supplemental Indenture dated as of July 1, 1988, between XCC and The First National Bank of Chicago relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-20640 and to Exhibit 4(a)(2) to XCC's Current Report on Form 8-K dated July 13, 1988.

    (g) Indenture dated as of March 1, 1989, as supplemented by the First Supplemental Indenture dated as of October 1, 1989, between XCC and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-27525 and to Exhibit 4(a)(2) to XCC's Registration Statement No. 33-31367.

    (h) Indenture dated as of August 1, 1991, as supplemented by the First Supplemental Indenture dated as of December 31, 1991, between XCC and Bank of Montreal Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-39838.

    (i) Indenture dated as of October 1, 1991, as supplemented by the First Supplemental Indenture dated as of May 1, 1992, between XCC and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-43470.
    (j) Indenture dated as of May 1, 1994, between XCC and The First National Bank of Boston relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-53533 and to Exhibits 4(a)(1) and 4(a)(2) to XCC's Registration Statement No. 33-43470.

    (k) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10) The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 1995 Proxy Statement are preceded by an asterisk (*).

   *(a) Registrant's 1976 Executive Long-Term Incentive Plan, as amended through February 4, 1991.

            Incorporated by reference to Exhibit (10)(a) to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1991.

   *(b) Registrant's 1991 Long-Term Incentive Plan, as amended through July 15, 1991.

            Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1991.

    (c) Registrant's Retirement Income Plan for Directors, as amended through October 2, 1989.

            Incorporated by reference to Exhibit 10(n) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1989.

   *(d)     Description of Registrant's Annual Performance Incentive Plan.

            Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

   *(e) Registrant's 1993 Restatement of Unfunded Retirement Income Guarantee Plan.

            Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

    (f) Consent Order To Cease and Desist. In the Matter of Xerox Corporation, Before the Federal Trade Commission, Docket No. 8909 dated 3/29/75.

            Incorporated by reference to Exhibit I to Registrant's Report on Form 8-K for July 1975.

   *(g)      1993 Restatement of Registrant's Unfunded Supplemental Retirement
             Plan.

             Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

    (h)      Registrant's 1981 Deferred Compensation Plan, 1985
             Restatement, as amended through April 2, 1990.

             Incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1990.

    (i) Registrant's Restricted Stock Plan for Directors, as amended through February 7, 1994.

             Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993.

   *(j) Form of severance agreement entered into and to be entered into with various executive officers.

             Incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1989.

   *(k)      Registrant's Contributory Life Insurance Plan.

             Incorporated by reference to Exhibit 10(s) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1989.

    (l) 1993 Amendment and Restatement of Registrant's 1989 Deferred Compensation Plan for Directors.

             Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended December 31.

   *(m) 1993 Amendment and Restatement of Registrant's 1989 Deferred Compensation Plan for Executives.

             Incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(11)         Statement re computation of per share earnings.

(12)         Computation of Ratio of Earnings to Fixed charges.

(13) Pages 28 through 92 of Registrant's 1994 Annual Report to Shareholders.

(21)         Subsidiaries of the Registrant.

(23)         Consent of KPMG Peat Marwick LLP.

(28) P       Schedule P of Annual Statements to State Regulatory Authorities.

             Incorporated by reference to Exhibit (28) on the Form SE of Registrant dated March 27, 1995.