Form 10-Q
period 1995-03-31
XEROX CORP
filed 1995-05-15
CIK 108772

                              FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:    March 31, 1995

        OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to___________

Commission File Number 1-4471

                        XEROX CORPORATION
                   (Exact Name of Registrant as
                     specified in its charter)

            New York                       16-0468020
 (State or other jurisdiction   (IRS Employer Identification No.)
of incorporation or organization)

                              P.O. Box 1600
                     Stamford, Connecticut   06904-1600
                  (Address of principal executive offices)
                                (Zip Code)

                             (203) 968-3000
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                        Outstanding at April 30,1995

Common Stock                              107,017,183  shares
Class B Stock                                   1,000  shares

                  This document consists of 36 pages.

                (THIS PAGE IS INTENTIONALLY LEFT BLANK)

                            Xerox Corporation
                                Form 10-Q
                             March 31, 1995

                            Table of Contents

                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         4

      Consolidated Balance Sheets                               5

      Consolidated Statements of Cash Flows                     6

      Supplemental Cash Flows Information                       7

      Notes to Consolidated Financial Statements                8


   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Financial Summary                                        13

      Document Processing                                      15

      Insurance                                                21

      Discontinued Operations                                  27

      Liquidity and Capital Structure                          29

      Capital Resources                                        30

      Hedging Instruments                                      31


Part II - Other Information

   Item 1. Legal Proceedings                                   33

   Item 6. Exhibits and Reports on Form 8-K                    33

Signatures                                                     34


Exhibit Index

   Computation of Net Income per Common Share                  35

   Computation of Ratio of Earnings to Fixed Charges           36

PART I - FINANCIAL INFORMATION
                                 Xerox Corporation
                          Consolidated Statements of Income

                                                      Three months ended
                                                            March 31,
(In millions, except per-share data)                     1995     1994

Document Processing

Revenues
  Sales                                               $ 1,873  $ 1,529
  Service and rentals                                   1,645    1,490
  Finance income                                          252      252
  Total Revenues                                        3,770    3,271
Costs and Expenses
  Cost of sales                                         1,101      912
  Cost of service and rentals                             837      717
  Equipment financing interest                            126      128
  Research and development expenses                       219      196
  Selling, administrative and general
    expenses                                            1,102      993
  Other, net                                               18       63
  Total Costs and Expenses                              3,403    3,009
  Income before Income Taxes, Equity Income
    and Minorities' Interests                             367      262
  Income Taxes                                            142      104
  Equity in Net Income of Unconsolidated
    Affiliates                                             13        5
  Minorities' Interests in Earnings of
    Subsidiaries                                           51       32
Income from Document Processing                           187      131

Insurance

Revenues
  Insurance premiums earned                               553      578
  Investment and other income                             121      105
  Total Revenues                                          674      683
Costs and Expenses
  Insurance losses and loss expenses                      473      445
  Insurance acquisition costs and other
    insurance operating expenses                          184      191
  Interest expense                                         61       52
  Administrative and general expenses                      29       13
Total Costs and Expenses                                  747      701
  Realized Capital Gains                                    4        7
Income (loss) before Income Taxes                         (69)     (11)
  Income Taxes (Benefits)                                 (29)      (9)
Income (loss) from Insurance                              (40)      (2)

Total Company

Net Income                                             $  147  $   129

Primary Earnings per Share                             $ 1.23  $  1.05

Fully Diluted Earnings per Share                       $ 1.20  $  1.03
See accompanying notes.

                                 Xerox Corporation
                            Consolidated Balance Sheets
                                               March 31,     December 31,
(In millions, except share data in thousands)      1995             1994
Assets

Document Processing
Cash                                           $     22          $    35
Accounts Receivable, net                          1,940            1,811
Finance Receivables, net                          3,884            3,910
Inventories                                       2,601            2,294
Deferred Taxes and Other Current Assets           1,056            1,199
  Total Current Assets                            9,503            9,249
Finance Receivables Due after One Year, net       5,987            6,038
Land, Buildings and Equipment, net                2,055            2,108
Investments in Affiliates, at equity              1,266            1,278
Goodwill                                            639               66
Other Assets                                        637              635
  Total Document Processing Assets               20,087           19,374
Insurance
Cash                                                  7               21
Investments Available-for-Sale                    8,637            8,384
Reinsurance Recoverable                           2,957            3,063
Premiums and Other Receivables                    1,306            1,276
Goodwill                                            282              284
Deferred Taxes and Other Assets                   1,390            1,438
  Total Insurance Assets                         14,579           14,466
Investment in Discontinued Operations             4,704            4,692

Total Assets                                   $ 39,370         $ 38,532

Liabilities and Equity

Document Processing
Short-Term Debt and Current Portion of
  Long-Term Debt                               $  3,113        $   3,159
Accounts Payable                                    472              562
Accrued Compensation and Benefit Costs              464              709
Unearned Income                                     287              298
Other Current Liabilities                         2,121            2,110
  Total Current Liabilities                       6,457            6,838
Long-Term Debt                                    6,402            5,494
Liability for Postretirement Medical Benefits     1,016            1,006
Deferred Taxes and Other Liabilities              1,949            2,210
  Total Document Processing Liabilities          15,824           15,548
Insurance
Unpaid Losses and Loss Expenses                   8,742            8,809
Unearned Income                                   1,064            1,066
Notes Payable                                       419              425
Other Liabilities                                   837              954
  Total Insurance Operating Liabilities          11,062           11,254
Discontinued Operations Liabilities -
  Policyholders' Deposits and Other               4,219            4,194
Other Long-Term Debt and Obligations              2,855            2,102
Deferred ESOP Benefits                             (596)            (596)
Minorities' Interests in Equity of Subsidiaries     659            1,021
Preferred Stock                                     828              832
Common Shareholders' Equity                       4,519            4,177

Total Liabilities and Equity                   $ 39,370        $  38,532
Shares of common stock issued and outstanding        106,872           105,993
See accompanying notes.

                                  Xerox Corporation
                          Consolidated Statements of Cash Flows

Three months ended March 31    (In millions)            1995          1994
Cash at Beginning of Period
Document Processing                                   $   35        $   68
Insurance                                                 21            18
  Total                                                   56            86

Document Processing
Cash Flows from Operating Activities                    (222)         (295)
Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment     (43)          (76)
  Proceeds from sales of land, buildings and equipment    14             7
  Purchase of additional interest in Rank Xerox         (972)            -
  Net change in payables to Insurance                      1           (11)
  Net transactions with Insurance                         26            30
  Net transactions with Discontinued Operations           24            14
    Total                                               (950)          (36)
Cash Flows from Financing Activities
  Net change in debt                                   1,230           370
  Dividends on common and preferred stock                (97)         (101)
  Proceeds from sale of common stock                      60            52
  Redemption of preferred stock                           (4)           (1)
  Dividends to minority shareholders                     (26)          (21)
  Proceeds received from minority shareholders             -             3
    Total                                              1,163           302
Effect of Exchange Rate Changes on Cash                   (4)          (38)
    Net Cash Flows from Document Processing              (13)          (67)

Insurance
Cash Flows from Operating Activities                     (90)          (81)
Cash Flows from Investing Activities
  Purchase of portfolio investments                     (478)         (520)
  Proceeds from sales of portfolio investments           197           267
  Decrease in short-term investments                     271           234
    Subtotal                                             (10)          (19)
  Other, net                                             (12)            2
  Net transactions with Discontinued Operations          (12)            8
    Total                                                (34)           (9)
Cash Flows from Financing Activities
  Net change in notes payable                             (6)            -
  Net change in debt                                     142           122
  Net transactions with Document Processing              (26)          (30)
    Total                                                110            92
    Net Cash Flows from Insurance                        (14)            2

Discontinued Operations
  Income from discontinued operations                      -             -
  Collections and changes in assets, net                 (13)           38
  Net change in debt                                      12           (31)
  Net change in operating liabilities                     13            15
  Net transactions with Document Processing              (24)          (14)
  Net transactions with Insurance                         12            (8)
    Net Cash Flows from Discontinued Operations           -              -
Cash at End of Period
Document Processing                                       22             1
Insurance                                                  7            20
  Total                                                $  29        $   21
See Supplemental Cash Flows Information and accompanying notes.

                                   Xerox Corporation
                          Consolidated Statements of Cash Flows
                           Supplemental Cash Flows Information

Reconciliation of income to cash flows from operating activities:
Three months ended March 31,        (In millions)        1995         1994

Document Processing
Income from Document Processing                         $ 187       $  131
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                           158          152
  Provisions for doubtful accounts                         50           31
  Provision for postretirement medical benefits            15           13
  Charges against 1993 restructuring reserve             (111)         (80)
  Minorities' interests in earnings of subsidiaries        51           32
  Undistributed equity in income of affiliated companies  (13)          (2)
  Increase in inventory                                  (342)        (278)
  (Increase)decrease in finance receivables                35          (37)
  Increase in accounts receivable                        (151)         (97)
  Decrease in accounts payable and accrued compensation
    and benefit costs                                    (219)        (174)
  Net change in current and deferred income taxes          39          (61)
  Other, net                                               79           75

Cash Flows from Operating Activities                    $(222)      $ (295)

Insurance
Loss from Insurance                                     $ (40)       $  (2)
Adjustments required to reconcile loss to cash
 flows from operating activities:
  Depreciation and amortization                             9            8
  Provisions for doubtful accounts                          7            1
  Realized capital gains                                   (4)          (7)
  Decrease in receivables                                  70           94
  Decrease in accounts payable and accrued compensation
    and benefit costs                                     (57)         (60)
  Increase(decrease) in unearned income                    (2)           4
  Decrease in unpaid losses and loss expenses             (64)         (69)
  Other, net                                               (9)         (50)

Cash Flows from Operating Activities                    $ (90)       $ (81)

See accompanying notes.

			       Xerox Corporation
		 Notes to Consolidated Financial Statements


1. The consolidated financial statements presented herein have been prepared by Xerox Corporation ("the Company") in accordance with the accounting policies described in its 1994 Annual Report to Shareholders and should be read in conjunction with the notes thereto. The 1994 financial statements presented herein have been reclassified to conform with the 1995 presentation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made. Interim financial data presented herein are unaudited.


2. Inventories consist of (in millions):

                                        March 31,      December 31,
                                            1995              1994

Finished products                       $  1,609          $  1,458
Work in process                              107                88
Raw materials and supplies                   347               268
Equipment on operating leases, net           538               480
    Total                               $  2,601          $  2,294


3. Common shareholders' equity consists of (in millions):

                                       March  31,      December 31,
                                            1995              1994

Common stock                            $    108          $    107
Additional paid-in-capital                 1,467             1,406
Retained earnings                          3,228             3,197
Net unrealized loss on
  investment securities                     (193)             (433)
Translation adjustments                      (91)             (100)
    Total                               $  4,519          $  4,177


4. Effective January 1, 1995, the Company changed the reporting periods of the companies owned jointly with The Rank Organisation Plc ("RO")("the Rank Xerox Companies") and Latin American operations from fiscal years ending October 31 and November 30, respectively, to a calendar year ending December 31. The results of these operations during the period between the end of the 1994 fiscal year and the beginning of the new fiscal year ("the stub period") were recorded as a direct charge to retained earnings and amounted to a loss of $21 million. The charge to retained earnings was necessary to avoid reporting more than twelve months results of operations in one year. Accordingly, the Company's first quarter 1995 Consolidated Statement of Income reflects the results of worldwide operations for the period from January 1, 1995, to March 31, 1995. The Consolidated Statement of Cash

			       Xerox Corporation
		 Notes to Consolidated Financial Statements


Flows reflects the cash activity for the stub period in the "Other, net" line of the Document Processing Operating Activities section.


5. On February 28, 1995, the Company paid RO 620 million pounds sterling, or approximately $972 million, for a 40 percent interest in RO's financial interest in the Rank Xerox Companies. The transaction increased the Company's financial interest in the Rank Xerox
Companies to approximately 80 percent from 67 percent. Based on the preliminary allocation of the purchase price, this transaction resulted in goodwill of approximately $574 million
(including an initial estimate of transaction costs), a decline in minorities' interests in the equity of subsidiaries of approximately $400 million, and an increase in long-term debt of approximately $972 million. The goodwill will be amortized on a straight-line basis over 40 years. This transaction reduced first quarter minorities' interest by approximately $6 million and, net of after-tax interest expense and the amortization of goodwill, increased income by about $2 million.


6. The Company's Consolidated Balance Sheet at March 31, 1995 includes current and non-current accrued liabilities of $379 million and $248 million, respectively, associated with the Document Processing restructuring program announced in December 1993. At December 31, 1994, the corresponding accrued liabilities aggregated $765 million. During the stub period and the three month period ended March 31, 1995, $30 million and $108 million of net pre-tax charges, respectively, were charged against the aggregate reserve balance. Management believes the aggregate reserve balance of $627 million at March 31, 1995 is adequate for the completion of the restructuring program. Additional information concerning the progress of the restructuring program is included in the accompanying Management's Discussion and Analysis on Pages 17 and 18.


7. Other Information on the Company's Consolidated Statements follows:

Interest expense totaled $200 million and $181 million for the three months ended March 31, 1995 and 1994, respectively.

Long-term debt, excluding the current portion, totaled $9,446 million at March 31, 1995 and $7,780 million at December 31,
1994.

			       Xerox Corporation
		 Notes to Consolidated Financial Statements


8. Subsequent Events
On April 26, 1995, Talegen Holdings, Inc. ("Talegen"), a subsidiary of the Company, entered into an agreement with Guaranty National Corporation for the sale of Viking Insurance Holdings, Inc., ("Viking") a Talegen subsidiary, for total consideration of in excess of $100 million, which approximates book value. Revenues for Viking were (in millions) $161, $182, and $224 for the years ended December 31, 1994, 1993, and 1992, respectively.

Also on April 26, 1995, the sale of Constitution Re Corporation, another Talegen subsidiary, to EXOR America Inc. closed for a final purchase price of $421 million in cash, and resulted in a net loss of approximately $7 million.


9. Litigation

Document Processing

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. On April 15, 1994, another case was filed in the United States District Court for the Northern District of California by 21 different ISOs from 12 states. Plaintiffs in these actions claim damages (to be trebled) to their individual businesses resulting from essentially the same alleged violations of law at issue in the antitrust class action in Texas, which was settled by the Company during 1994. In one of the cases damages are unspecified and in the other damages in excess of $10 million are sought. In addition, injunctive relief is sought in both actions. Claims for individual lost profits of ISOs who were not named parties were not included in the class action. The two actions have been consolidated for pretrial proceedings in the District of Kansas. The Company has asserted counterclaims against the plaintiffs alleging patent and copyright infringement and misappropriation of Xerox trade secrets. Discovery is in its early stages. The Company denies any wrongdoing and intends to vigorously defend these actions and pursue its counterclaims.

Insurance

On September 15, 1992, International Surplus Lines Insurance Company, which has since been merged into International Insurance Company (International Insurance), a subsidiary of Talegen, filed a complaint in the United States District Court for the Southern District of Ohio, Eastern District, in Columbus, Ohio against certain underwriting syndicates at Lloyd's of London and other foreign reinsurance companies. The complaint seeks a declaratory judgment that the defendants are obligated to reimburse

			       Xerox Corporation
		 Notes to Consolidated Financial Statements


International Insurance under various reinsurance contracts for approximately $255 million in payments made or to be made to Owens-Corning Fiberglas (OCF) for asbestos-related losses. In an Opinion and Order dated September 27, 1994, International Insurance's motion for summary judgment was granted. The court ruled that International Insurance's payment of OCF's losses, based on the determination that the manufacture, sale and distribution of products containing asbestos constituted a single occurrence, was reasonable and therefore binding on International Insurance's reinsurers. The defendants filed motions for reconsideration of the September 27 order. In order to avoid the expense of further litigation and possible appeals, International Insurance has executed settlement agreements with most of the defendants in the action. The recovery pursuant to the settlement agreements approximates the recorded reinsurance recoverable balance after consideration for amounts written-off for uncollectible reinsurance in prior years. Settlement discussions with the remaining defendants are continuing and are expected to result in additional executed settlement agreements with some or all defendants. As of April 30, 1995, approximately $14.9 million is outstanding with these remaining reinsurers. The litigation is currently stayed by agreement of the parties pending the current discussions to settle the litigation in its entirety.

In another OCF matter, on December 13, 1993, a complaint was filed in the United States District Court for the District of New Jersey against The North River Insurance Company (North River), a subsidiary of Talegen, by certain foreign insurance companies and underwriting syndicates at Lloyd's of London seeking to recover certain sums paid, and to avoid certain sums to be paid, by them to North River under various reinsurance contracts. Such sums relate to approximately $106 million in defense expense costs North River paid under insurance policies it issued for asbestos bodily injury coverage to OCF; the payments resulted from a decision rendered in favor of OCF in a binding arbitration. The reinsurers allege that North River misrepresented and withheld certain facts surrounding the decision and breached certain duties to its reinsurers. As part of the Talegen restructuring, International Insurance has assumed the rights and obligations with respect to these reinsurance contracts. A motion by North River to dismiss the complaint for lack of subject matter jurisdiction has been granted by the Court. Plaintiffs have 30 days within which to seek to appeal this decision. International Insurance believes it is entitled to the full payment of these reinsurance recoverables and will vigorously defend the foregoing action and denies any wrongdoing.

Farm & Home Savings Association (Farm & Home) filed a lawsuit in the United States District Court for the Western District of Missouri, Southwest Division alleging that under an agreement previously entered into by certain Talegen insurance companies

			       Xerox Corporation
		 Notes to Consolidated Financial Statements


(Insurance Companies) with Farm & Home (Indemnification Agreement), the Insurance Companies are required to defend and indemnify Farm & Home from actual and punitive damage claims being made against Farm & Home relating to the Brio superfund site (Brio). The Indemnification Agreement had been entered into in connection with the settlement of disputes between Farm & Home and the Insurance Companies regarding policies issued to Farm & Home during the time it was developing the Southbend subdivision in Friendswood, Texas (Southbend), which is close to Brio. Under the Indemnification Agreement, the Insurance Companies are required to indemnify Farm & Home only as to claims asserted by current or former residents of Southbend itself, or persons whose injuries are alleged to have been incurred as a direct consequence of exposure to allegedly hazardous substances within Southbend emanating from the Brio site. Farm & Home alleges that the Indemnification Agreement covers claims for injuries arising elsewhere than Southbend. The Insurance Companies deny any liability to Farm & Home and intend to continue to vigorously contest coverage under the Indemnification Agreement for injuries not related to Southbend. Cross motions for summary judgment in the action are pending.

In a number of lawsuits pending against Farm & Home in the District Courts of Harris County, Texas, plaintiffs seek both actual and punitive damages allegedly relating to injuries arising out of the hazardous substances at Brio. The Insurance Companies have been defending these cases under a reservation of rights because it is unclear whether the claims fall under the coverage of either the policies or the Indemnification Agreement. In one of the pending cases, the court dismissed claims brought by plaintiffs who were unable to demonstrate a pertinent nexus to the Southbend subdivision.

			 Xerox Corporation
	      Management's Discussion and Analysis of
	   Results of Operations and Financial Condition


The financial summary for the first quarter and this discussion present separately the operating results of Document Processing and Insurance. Income from Insurance, as shown in the financial summary, includes assigned interest expense from the parent company.

Financial Summary
                                                First Quarter
(In millions, except per-share data)           1995       1994     % Growth

Revenues
Document Processing                          $ 3,770      $ 3,271        15%
Insurance                                        674          683        (1)
Total Revenues                               $ 4,444      $ 3,954        12

Net Income
Document Processing                          $   187      $   131        43
Insurance                                        (40)          (2)        *
Net Income                                   $   147      $   129        14

Primary Earnings per Share
Document Processing                          $  1.60      $  1.07        50
Insurance                                       (.37)        (.02)        *
Primary Earnings per Share                   $  1.23      $  1.05        17

Fully Diluted Earnings per Share
Document Processing                          $  1.54      $  1.04        48
Insurance                                       (.34)        (.01)        *
Fully Diluted Earnings per Share             $  1.20      $  1.03        17

*  Calculation not meaningful.

Summary of Total Company Results

In view of the Company's 1993 decision to concentrate its resources on its core Document Processing business and disengage from the Insurance and Other Financial Services (IOFS) businesses, management believes the most meaningful and appropriate portrayal of the Company's operating results and financial position is to report the Document Processing and Insurance businesses on a tiered basis within the Company's consolidated financial statements.

Document Processing revenues in the 1995 first quarter were $3.8 billion, an increase of 15 percent from the first quarter of 1994. Excluding the effects of changes in the translation of foreign currencies into U.S. dollars, Document Processing revenues increased 11 percent in the quarter. Insurance revenues in the 1995 and 1994 first quarters were $0.7 billion.

Document Processing income grew 43 percent in the 1995 first quarter to $187 million from $131 million in the 1994 first quarter.

Insurance loss was $40 million in the 1995 first quarter compared with a loss of $2 million in the 1994 first quarter.

Net income in the 1995 first quarter was $147 million compared with $129 million in the first quarter of 1994.

The MD&A on page 13 discloses earnings per share (EPS) for the Company's consolidated operations and for the Document Processing and Insurance Operations. The presentation of separate Document Processing and Insurance EPS amounts is not in accordance with generally accepted accounting principles. The Company believes, however, that for analytical purposes, these EPS amounts represent the contributions of the Company's two businesses to the consolidated results of operations and that the Document Processing results are an appropriate basis for comparison with future financial results from Document Processing. EPS amounts presented in accordance with generally accepted accounting principles are on page 4.

                       Document Processing

Underlying Growth

To understand the trends in the business, the Company believes that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. This adjusted growth is referred to as "underlying growth."

When compared with the major European currencies, the U.S. dollar was approximately 12 percent weaker in the 1995 first quarter than in the 1994 first quarter. As a result, foreign currency translation had a favorable impact of 4 percentage points on total revenues in the 1995 first quarter. The Company does not hedge the translation of foreign currency-denominated revenues.

Revenues

Management estimates that the components of underlying revenue growth were as follows:

Underlying Growth
                               1995               1994
                                Q1        FY   Q4   Q3   Q2   Q1

Total Revenues                  11%        7%  11%   4%   6%   5%

Sales
   Equipment                     9        10   13    4   11    9
   Supplies                     22        10   21    9    4    9
   Paper                        52         6   23    2   (1)   -
    Total                       18        10   14    5    9    9

Service/Rentals/FacMgmt/Other
   Service                       3         4    6    4    4    3
   Rentals                       3        (1)   5   (4)  (3)  (7)
   Facilities Management/Other  33        20   22   20   22   17
     Total                       6         5    8    5    5    3

Finance Income                  (4)       (4)  (3)  (3)  (6)  (7)

Memo:
Non-Equipment Revenues          12         5    9    4    4    3

Total revenue growth of 11 percent in the 1995 first quarter was driven by equipment sales, as well as strong growth in the facilities management business and paper and supplies sales.

The good growth in equipment sales in the first quarter reflected excellent growth in production publishing and color copying and printing and good growth in black-and-white copying. OEM printer sales also had excellent growth.

Non-Equipment revenues from supplies, paper, service, rentals, facilities management and other revenues, and income from customer financing represented 72 percent of total revenues in the 1995 first quarter. Growth in these revenues is primarily a function of the growth in the Company's installed population of equipment, usage and pricing.

  Supplies sales: The growth in the 1995 first quarter is due to excellent growth in cartridge sales for personal copiers and OEM printers, as well as excellent growth in all product segments of enterprise digital printing.

  Paper sales: The Company's strategy is to charge a spread over mill wholesale prices to cover its costs and value added as a distributor. The improvement in the growth rate in the first quarter was due to higher worldwide prices and volume. Although the higher prices and volume significantly increased revenues, the gross margin declined, principally due to a shift in mix to mill direct shipments.

  Service revenues: Growth slowed somewhat, reflecting the growth in facilities management and some shift towards rental in the U.S. in recent quarters.

  Rental revenues: The increase reflects an increasing trend in the U.S. toward cost-per-copy rental plans, which adversely affects the growth of equipment sales, service revenues and financing income. Outside the U.S., rental revenues continued the long term decline reflecting a customer preference for outright purchase.

  Facilities management, copy centers and other revenue: This growth reflects the trend of customers focusing on their core businesses and outsourcing their document processing requirements to Xerox. This has the effect of diverting revenue from equipment sales, service and financing income.

  Finance income: The decline in 1995 reflects lower interest rates on financing contracts year-over-year. However, the gross margin remains at about 50%.

Geographically, the underlying revenue growth rates are estimated as follows:


Underlying Growth
                                1995               1994
                                 Q1       FY   Q4   Q3   Q2   Q1

Total Revenues                  11%        7%  11%   4%   6%   5%

   United States                 8         7   10    6    7    4
   Rank Xerox                   13         7   13    3    7    6
   Other Areas                  17         7   10    4    2    5

Rank Xerox Limited and related companies (Rank Xerox) manufactures and markets Xerox products principally in Europe. Revenue growth in the first quarter was excellent in Italy, Spain, Eastern Europe and the former Soviet Union, strong in Germany, the United Kingdom and the Nordic countries, and modest in France.

Other Areas includes operations principally in Latin America and Canada. Revenue growth in the first quarter was excellent in Brazil and the smaller Latin American countries, and good in Canada. Revenues declined significantly in Mexico due to currency and the economic disruption following devaluation of the Mexican peso in December 1994.

For the major product categories, the underlying revenue growth rates are estimated as follows:

Underlying Growth
                                1995               1994
                                 Q1       FY   Q4   Q3   Q2   Q1

Total Revenues                  11%        7%  11%   4%   6%   5%

   Black & White Copiers         4         4    7    -    4    3
   Enterprise Printing          22        20   22   17   22   21


Revenues from black-and-white copying represented 61 percent of total document processing revenues in the 1995 first quarter and 63 percent for the 1994 full year. Revenues from enterprise printing, including production publishing, data center printing, and color printing and copying, represented 23 percent of total revenues in the 1995 first quarter and 22 percent for the 1994 full year.

Productivity Initiatives

In December 1993, the Company announced a restructuring program with the objectives of continuing to significantly reduce the cost base and to improve productivity. The Company expects to ultimately reduce its worldwide work force by more than 10,000 employees and to close or consolidate a number of facilities. The Company estimates that this program achieved pre-tax cost reductions of approximately $350 million in 1994, and will achieve approximately $700 million in 1995 and higher amounts thereafter. The Company stated, however, that it expected a portion of these savings to be reinvested to reengineer business processes, to support expansion in emerging markets, and to mitigate anticipated continued pressure on gross margins.

Employment declined by 10,700 from year-end 1993 to 86,300 employees at the end of the 1995 first quarter; 9,500 of the reductions were due to restructuring program initiatives and 1,300 employees were transferred to Electronic Data Systems Corp. (EDS), partially offset by 100 additions, net of replaced attrition. Employment declined by 1,300 in the first quarter, consisting of 1,900 due to the restructuring program, partially offset by the addition of 600 employees to support the rapidly growing facilities management business.

To date, the activities associated with the productivity initiatives are on track towards achieving the Company's objectives.

Costs and Expenses

The gross margins by revenue stream were as follows:

Gross Margins
                          1995                 1994
                           Q1     FY     Q4     Q3     Q2    Q1

Total Gross Margin %      45.2%  45.8%  45.3%  45.7%  46.2% 46.3%

Sales                     41.2   40.7   41.5   40.1   40.6  40.3
Service/Rental            49.1   51.6   50.9   51.5   52.1  51.9
Financing                 50.1   50.1   50.1   51.2   49.8  49.3

The improvement in the sales gross margin from the first quarter 1994 was principally due to favorable product mix and cost reductions, partially offset by continuing pricing pressures and adverse currency. The erosion in the service and rentals gross margin was largely due to pricing pressures, significant inflationary cost increases which were not offset by pricing in Brazil, and adverse currency, partially offset by productivity improvements.

Research and development (R&D) expense increased 11 percent in the 1995 first quarter. The Company expects to continue to increase its investment in technological development to maintain its premier position in the rapidly changing document processing market and expects to introduce a stream of new products in the coming months. The Company's R&D is strategically coordinated with that of Fuji Xerox Co., Ltd., an unconsolidated joint venture between Rank Xerox Limited and Fuji Photo Film Company Limited. Fuji Xerox invested approximately $500 million in R&D in 1994.

Selling, administrative and general expenses (SAG) increased 7 percent in the 1995 first quarter principally due to increased commissions and other expenses related to the revenue growth, and economic cost increases, particularly in Brazil, partially offset by improved productivity. SAG was 29.2 percent of revenue in the first quarter, an improvement of 1.2 percentage points from the 1994 first quarter.

Overall, the Company's Brazilian operations had excellent profit growth in the 1995 first quarter principally due to increased equipment sales revenues. In spite of significant operational difficulties in the Company's Mexican operations, total Latin American operations also had excellent profit growth in the 1995 first quarter. The Brazilian currency devaluation of 6 percent in the 1995 first quarter resulted in a net $3 million of balance sheet translation losses after recognition of the impacts of the new economic plan implemented by the Brazilian government on July 1, 1994. The $58 million year-over-year reduction in losses from balance sheet translation due to a lower rate of net devaluation was largely offset by inflationary cost and expense increases. Consistent with the government imposed moratorium on price increases on one-year contracts, as part of the new economic plan, these inflationary increases have not yet been recovered through price increases.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes, equity in income of unconsolidated affiliates and minorities' interests increased 40 percent to $367 million in the 1995 first quarter from $262 million in the 1994 first quarter.

The effective tax rate was 38.7 percent in the 1995 first quarter compared with 39.8 percent in the 1994 first quarter and 39.3 percent in the 1994 full year. The change in rates resulted from the mix of domestic and international earnings.

Equity in net income of unconsolidated affiliates increased in the 1995 first quarter to $13 million from $5 million in the 1994 first quarter, principally due to Fuji Xerox operations, which improved in spite of a provision for losses related to the Kobe earthquake.

The increase in minorities' interests in the earnings of subsidiaries to $51 million in the 1995 first quarter from $32 million in the 1994 first quarter was due to excellent growth in Rank Xerox income.

On February 28, 1995, Xerox increased its financial interest in Rank Xerox to about 80 percent from 67 percent. This transaction reduced first quarter minorities' interest by approximately $6 million and, net of after-tax interest expense and the amortization of goodwill, increased income by about $2 million.

Income

Income in the 1995 first quarter was $187 million, a growth of 43 percent compared with 1994.

The 1995 first quarter Document Processing primary earnings per share increased 50 percent to $1.60 and fully diluted earnings per share increased 48 percent to $1.54.

Rank Xerox and Latin American Fiscal-Year Change in 1995

Effective January 1, 1995, the Company changed Rank Xerox and Latin American operations to calendar-year financial reporting. The 1994 fiscal year ended on October 31 for Rank Xerox and on November 30 for Latin American operations. The results of these non-U.S. operations that occurred between the 1994 and 1995 fiscal years (the stub period) were accounted for as a direct charge to equity. A loss of $21 million was charged to equity in the stub period, primarily due to the currency devaluation and related economic dislocations in Mexico. Excluding the Mexican devaluation and related economic dislocations, income during the stub period was $4 million.

Brazilian Tax Rate

In January, the Brazilian Congress approved an indefinite increase in the statutory tax rate. The President of Brazil has issued a Provisional Measure limiting that tax rate increase to 1995. If the Provisional Measure expires without approval by the Brazilian Congress and is not again reissued by the President of Brazil, the original indefinite tax rate increase will take effect, which would result in a one-time charge of approximately $30 million to deferred tax expense.

                             Insurance

Insurance Operating Results

The results of Insurance and Other Financial Services ("IOFS") are separated into the continuing Insurance segment and discontinued operations, which include Other Financial Services ("OFS"), (discontinued in 1993) and third-party financing and real-estate development (discontinued in 1990). The Insurance segment includes Talegen Holdings, Inc. ("Talegen"), Ridge Reinsurance Limited ("Ridge Re") and that portion of Xerox Financial Services, Inc. ("XFSI") interest expense and other costs associated with the continuing business activities. Under an agreement between Talegen and EXOR America Inc. ("EXOR") providing for the sale of Constitution Re Corporation ("Constitution Re"), which was in effect during the first quarter 1995, earnings of Constitution Re would accrue to the buyer. The Constitution Re sale was completed on April 26,1995 for a cash sale price of $421 million. The transaction resulted in a net loss of approximately $7 million. Net proceeds from the sale of Constitution Re to EXOR will largely be used to pay down Xerox debt in line with the Company's previously announced strategy to disengage from its financial services businesses. Talegen continues to own Crum and Forster Holdings, Inc., Industrial Indemnity Holdings, Inc., Coregis Group, Inc., Westchester Specialty Group, Inc., Viking Insurance Holdings, Inc., The Resolution Group, Inc. and three insurance related service companies (which, including Talegen, are referred to as the "Remaining Companies"). Income after-tax from the Insurance segment was a $40 million loss in the first quarter, 1995, compared with a $2 million loss in the first quarter, 1994, as summarized in the following table.

                                            Q1        Q1
(In Millions)                              1995      1994
Talegen Remaining Companies                $ 34 *    $ 31
Monsanto Settlement (Holding Co. Portion)   (14)*       -
Constitution Re                               -         6
   Total Talegen                             20        37
Cessions To Ridge Re                        (20)*       -
Interest/Other                              (40)      (39)
   Total Insurance                         $(40)*    $ (2)

* The after-tax impact of the March 2, 1995 settlement between Monsanto Company and Talegen and four of its insurance subsidiaries was a total of $22 million, which includes $1 million in Remaining Companies, $14 million at the holding company level and $7 million in cessions to Ridge Re.

The Remaining Companies had after-tax income of $34 million in the first quarter, 1995, compared with $31 million in the first quarter, 1994. The year-over-year improvement primarily includes improved underwriting results and higher investment income partially offset by interest expense related to the $425 million in debt issued in the fourth quarter 1994 and lower net realized capital gains.

In late April, 1995, an agreement was signed with Guaranty National Corporation for its purchase of Viking Insurance Holdings, Inc., a Talegen subsidiary for total consideration in excess of $100 million, which is approximately the same as book value. Completion of the sale of Viking is subject to the usual closing conditions and regulatory approvals. Net proceeds from the sale will largely be used to pay down Xerox debt in line with the Company's previously announced strategy to disengage from its financial services businesses.

Revenues from the Insurance businesses were $674 million in the first quarter, 1995, a decline of 1 percent from the first quarter, 1994. The lower revenues in 1995 reflect a 4 percent decrease in earned premiums, partially offset by a 15 percent increase in investment and other income. Further details on premium levels are included in the individual Talegen insurance operating group results.

The underwriting loss for the Remaining Companies in 1995 improved by $5 million to $45 million, compared with $50 million in the first quarter, 1994. The overall decrease in 1995 primarily reflects improvements in losses.

First quarter, 1995, underwriting results include cessions to Ridge Re (a wholly owned subsidiary of Xerox Financial Services, Inc. that provides reinsurance coverage to the Talegen insurance companies) of $31 million pre-tax and $20 million after-tax of adverse loss development related to 1992 and prior accident years. There were no cessions to Ridge Re in the first quarter, 1994.

Catastrophe losses for the Remaining Companies were approximately
$1 million in 1995 compared with $19 million in 1994. The reduction reflects the minimal losses in 1995 compared with the first quarter of 1994, which included the California earthquake and Northeast winter storms.

Underwriting results (expressed in terms of gross written premiums and combined ratios) and after-tax income for each of Talegen's five ongoing insurance operating groups included in the Remaining Companies performance are summarized in the following table. Underwriting results for The Resolution Group are not meaningful on this basis since that unit has insignificant run-off premiums and, therefore, are not displayed.

                            Gross                    Combined     After-Tax
                            Premiums    Growth         Ratio        Income
($ in millions)             Written       %       1995     1994   1995  1994
First Quarter
Coregis                     $  91         16%     108.5   109.9   $ 4    $ 2
Crum & Forster Insurance      271          6      110.6   109.7    12     11
Industrial Indemnity           82        (26)     115.6   109.8     5     10
Viking                         36         (9)     100.6    98.2     2      2
Westchester Specialty Group    62        (19)     116.3   107.5     6      6


The combined ratio is a standard insurance industry measurement of underwriting results. It measures the relationship of losses and expenses to net earned premiums. It does not include income from an insurer's investments. The combined ratio is the sum of the three ratios: (i) the loss and loss adjustment expense ratio,
(ii) the underwriting expense ratio and (iii) the dividend ratio. The loss and loss adjustment expense ratio reflects claims expenses, the underwriting expense ratio reflects policy acquisition and administrative costs, and the dividend ratio reflects dividends to policyholders. The objective of the combined ratio is to match costs with revenues. Generally, a combined ratio under 100 percent indicates underwriting profits while a combined ratio exceeding 100 percent indicates underwriting losses.

The following are the key reasons for the year-over-year performance changes for each of these insurance operating groups.

At Coregis gross premiums grew by 16 percent compared with the same period in 1994 due to good renewal retentions and new business in selected programs. The combined ratio decreased 1.4 points to 108.5 for the quarter because of continued improvement in underwriting results offset by somewhat higher operating expenses. Net income increased $2 million due to increased production and higher net investment income.

Crum & Forster Insurance's continued strong renewal retentions and new business from the company's custom agents led to an increase in gross written premiums of 6 percent for the first quarter. The combined ratio increased 0.9 points from 1994 to
110.6 due to higher loss funding. Improved net investment income, offset the higher loss funding and interest expense on debt issued in the fourth quarter of 1994, resulted in a $1 million increase in net income.

At Industrial Indemnity the combined ratio increased 5.8 points, while gross premium volume declined 26 percent reflecting the impact of increased competition in California's open rating environment, which is the company's largest market. Overall, volume was also affected by lower loss-sensitive premiums due to improved claims experience. Lower production in California, and interest expense on debt issued in the fourth quarter of 1994, resulted in a $5 million decrease in net income.

Viking's combined ratio for the quarter was 2.4 points higher than the first quarter of 1994 because of the recognition in 1994 of favorable loss experience relating to prior years. Gross written premiums declined 9 percent for the quarter due to the company's continued focus on improving profitability versus maintaining market share in the nonstandard automobile market. Net income remained level at $2 million.

At Westchester Specialty Group gross premium volume declined 19 percent for the first quarter as continuing market pressure on casualty prices, and related exposure reductions, were partially offset by growth in profitable property business. Reflecting adverse loss development, the company has strengthened its loss reserves for this business. This, in conjunction with intense pricing pressure, has caused the combined ratio to increase 8.8 points for the quarter to 116.3. Improved net investment income helped offset the adverse underwriting results allowing net income to remain level with the prior year.

The Resolution Group's combined ratio is not meaningful due to the absence of new and renewal business, and gross premium volume for the quarter was insignificant representing the run-off of discontinued business. Net income of $5 million in the first quarter of 1995 was $6 million higher than the first quarter of 1994 due to increased net investment income from reinsurance recoveries in the fourth quarter of 1994.

Investment income for Talegen Remaining Companies was $101 million in the first quarter, 1995, compared with $85 million in the first quarter, 1994. The increase in 1995 primarily reflects a higher level of invested assets.

Realized pre-tax capital gains for Talegen Remaining Companies totaled $4 million in the first quarter, 1995, compared with $7 million in the first quarter, 1994. The level of capital gains in 1995 reflects normal investment activities coupled with fewer opportunities to realize gains due to the impact of higher interest rates on bond portfolio values.

Property and Casualty Operating Trends

The industry's profitability can be significantly affected by cyclical competitive conditions as well as by volatile and unpredictable developments, including changes in the propensity of courts to grant large awards, fluctuations in interest rates and other changes in the investment environment (which affect market prices of insurance companies' investments, the income from those investments and inflationary pressures that may tend to affect the size of losses), and judicial decisions affecting insurers' liabilities. Talegen operating results have historically been influenced by these industry trends, as well as by Talegen's exposure to uncollectible reinsurance, which had been greater than most other insurers.

Disengagement from Insurance Business

During the disengagement process, the Company will continue to be subject to all the business risks and rewards of its insurance businesses. The Company anticipates that future income or losses from its insurance businesses may vary widely as the disengagement strategy is implemented, due to, among other reasons, the recognition of proceeds of sales or other forms of disengagement and the results from operations of the remaining insurance businesses. No assurances can be given as to the timing of the disengagement process, the amount and timing of proceeds of sales or other forms of disengagement from insurance units or the impact the remaining insurance businesses will have on the Company's total results from operations during the disengagement process.

The Company's objective is to continue to obtain value from the Insurance investments. The ultimate value, which will depend on the success of the operational improvements, timing, the level of interest rates, and the relative values of insurance properties, can not be projected at this time and a sizable charge to income could occur.


Talegen Reserves

The methodologies for establishing reserve for unpaid losses, loss expenses and for uncollectible reinsurance are discussed in the Company's Form 10-K. The following table sets forth gross unpaid losses and loss expenses, reinsurance recoverables on unpaid losses and loss expenses and the resultant net unpaid losses and loss expenses for the insurance companies within the Remaining Companies as of March 31, 1995 and December 31, 1994:


Unpaid Losses and Loss Expenses

                               March 31, 1995            December 31, 1994
                                 Reinsurance                Reinsurance
                            Gross  Recover-  Net      Gross   Recover-  Net
($ in millions)           Reserves  able   Reserves  Reserves   able  Reserves

Coregis                     $1,018  $  273   $  745   $  995    $271   $  724
Crum & Forster Insurance     2,927     781    2,146    2,941     768    2,173
Industrial Indemnity         1,425     192    1,233    1,445     188    1,257
The Resolution Group         1,578     929      649    1,680     983      697
Viking                          94       -       94       97       -       97
Westchester Specialty Group  1,236     490      746    1,225     485      740
Ceded balances to affiliates  (410)   (410)       -     (451)   (451)       -
Total                       $7,868  $2,255   $5,613   $7,932  $2,244   $5,688


Memo: Constitution Re's gross and net reserves were (in millions) $879 and $682, compared to $881 and $681, as of March
31, 1995 and December 31, 1994, respectively. These amounts are excluded from the above table due to the sale of the company which was completed on April 26, 1995.

The changes in gross reserves represent reserves established for premiums earned during the quarter offset by claim payments made. Additionally, insurance companies within the Crum and Forster Insurance, the Westchester Specialty Group and The Resolution Group strengthened their net reserves during the quarter by $22 million, $15 million and $6 million, respectively, for development on 1994 and prior accident year reserves. Of these amounts, $16 million, $10 million and $5 million were ceded to Ridge Re. Cessions to Ridge Re, while beneficial to Talegen, do not result in a benefit to the Insurance Segment or consolidated Xerox accounts.

The Company's Form 10-K discusses the complexity and uncertainty pertaining to claims resulting from asbestos bodily injury, asbestos-in-building, hazardous waste, other latent or long-tail losses, and provides a discussion on what Talegen and the insurance operating groups believed to be reasonably possible exposure on known claims in these claim categories as of December 31, 1994. Talegen continues to gather and analyze developing legal and factual information with regard to claims in these areas and makes adjustments to the reserves in the period that the related uncertainties are resolved. Total reserves for asbestos bodily injury, asbestos-in-building, hazardous waste and other latent or long-tail claims for the insurance companies within the Remaining Companies as of March 31, 1995 and December 31, 1994 are as follows:

Total Reserves (1) by Claim Categories

Millions                             March 31, 1995      December 31, 1994
                                     Gross     Net       Gross        Net
Crum & Forster Insurance
   Asbestos Bodily Injury             $ 63     $ 41       $ 58        $ 40
   Asbestos-in-Building                  -        -          -           -
   Hazardous Waste                      73       58         79          61
   Other Latent or Long-Tail Claims     95       56        110          57
     Total                            $231     $155       $247        $158
The Resolution Group
   Asbestos Bodily Injury             $166     $ 16       $170        $ 17
   Asbestos-in-Building                 20        1         21           2
   Hazardous Waste                     101       36        101          36
   Other Latent or Long-Tail Claims     48        4         48           2
     Total                            $335     $ 57       $340        $ 57
Westchester Specialty Group
   Asbestos Bodily Injury             $ 35     $  9       $ 38        $ 11
   Asbestos-in-Building                 46        1         45           1
   Hazardous Waste                      31       19         34          21
   Other Latent or Long-Tail Claims      9        1          9           1
     Total                            $121     $ 30       $126        $ 34
Total (1)
   Asbestos Bodily Injury             $264     $ 66       $266        $ 68
   Asbestos-in-Building                 66        2         66           3
   Hazardous Waste                     205      113        214         118
   Other Latent or Long-Tail Claims    152       61        167          60
     Total                            $687     $242       $713        $249

(1) Included are case, IBNR and allocated loss adjustment expense reserves. Total excludes $2 million of hazardous waste reserves as of both March 31, 1995 and December 31, 1994 for Coregis Insurance Company, an insurance company within the Coregis insurance operating group. Hazardous waste exposures for Coregis are not significant primarily because 1986 was the first year significant business volume was written by insurance companies within the Coregis insurance operating group.

Changes in reserves for the above claim categories were not significant in the first quarter.

Ridge Re & Related/Other

The Ridge Re related first quarter 1995 after-tax underwriting loss (recorded under Ridge Re's excess of loss reinsurance contracts) was $20 million, based upon loss cessions from three of the Talegen insurers (Crum & Forster Insurance - $10 million, Westchester Specialty Group - $7 million and The Resolution Group
- - $3 million).

Interest and other charges on an after-tax basis were $40 million in the first quarter, 1995, compared with $39 million in the first quarter, 1994. The charges primarily include net interest expense.


Discontinued Operations

Other Financial Services (OFS), which were discontinued in the fourth quarter of 1993, had no after-tax income in the first quarter of 1995 and 1994. The net investment in OFS was $244 million and $232 million at March 31, 1995 and December 31, 1994, respectively. Management currently believes that the liquidation of the remaining OFS units will not result in a net loss.

The sale of the business and assets of Shields, a former Furman Selz subsidiary, and Regent, a subsidiary of Shields, to Alliance Capital Management L. P. was completed in March, 1994. Under the terms of the Furman Selz sales agreement, the sales proceeds yielded cash of approximately $60 million before settlement of related liabilities.

General American Life Insurance Company and XFSI signed a definitive agreement in January, 1995, for a wholly-owned subsidiary of General American (New Owner) to acquire Xerox Life and related companies. Closing of the sale is subject to the customary closing conditions and regulatory approvals, and is targeted for the second quarter, 1995. At closing, New Owner will rename the Xerox Life companies. OakRe Life Insurance Company, an XFSI subsidiary formed in 1994, will assume responsibility for existing Single Premium Deferred Annuity
(SPDA) policies issued by Xerox Life's Missouri and California companies (Life Companies) via a coinsurance agreement (Agreement). The Agreement includes a provision for the assumption (at their election) by the Life Companies, of all of the SPDA policies at the end of their current rate reset periods. A Novation Agreement with a new owner affiliate provides for the assumption of the liability under the Coinsurance Agreement for any SPDA policies not so assumed by the Life Companies. Other policyholders (of Immediate, Whole Life, and Variable annuities as well as a minor amount of SPDAs issued by Xerox Life New York) will continue to be the responsibility of the New Owner.

During the first quarter 1995, sales of real-estate and third-party assets and run-off activity reduced assets associated with these businesses by $13 million to a total of $534 million. Assigned debt increased by $12 million to $243 million primarily as a result of a tax payment made in 1995 relating to the 1994 sale of a portion of the Direct Financing Lease portfolio. Management believes that the combination of existing reserves together with run-off profits should adequately provide for any credit losses or losses on disposition.

Liquidity and Capital Structure

The following table summarizes funds generation and usage for the quarters ended March 31, 1995 and 1994 and the related impacts on cash and debt balances. These data exclude restricted cash flows of the insurance businesses.

                                                   Funds Generation/(Use)
                                            Year-to-Date March 31,    Better/
(In Millions)                                   1995         1994     (Worse)

Non-Financing:
Document Processing                          $  (590)     $  (434)  $  (156)
Rank Xerox Purchase                             (972)           -      (972)
IOFS-related/other                              (132)        (122)      (10)
Non-Financing                                 (1,694)        (556)   (1,138)

Financing:
Xerox Equipment Financing                        116           81        35
Third-Party Financing                            (12)          31       (43)
Financing                                        104          112        (8)
Operations generation(use)                    (1,590)        (444)   (1,146)
Shareholder Dividends                            (97)        (101)        4
Equity issuance and changes in cash               68          118       (50)

Debt(increase)decrease                       $(1,619)     $  (427)  $(1,192)


The following table summarizes Document Processing non-financing operations funds generation and usage, after investments in the business, for the quarters ended March 31, 1995 and 1994:

                                                   Funds Generation/(Use)
                                            Year-to-Date March 31,    Better/
(In Millions)                                   1995         1994     (Worse)

Document Processing
Non-Financing:
Income                                       $   130      $    77    $   53
Depreciation and Amortization                    158          152         6
Restructuring Payments                          (111)         (80)      (31)
Capital Expenditures                             (43)         (76)       33
Assets Sold                                       14            7         7
Working Capital/Other                           (738)        (514)     (224)
                                             $  (590)     $  (434)   $ (156)


The increased usage in quarter over quarter funds was largely due to the 1995 payment of 1994 profit sharing compared with no payments in 1994, partially offset by lower tax payments and higher income.

Capital Resources


In management's opinion, funds usage and debt changes are best understood by examining the more highly leveraged financing businesses separately from the Company's other businesses.

Non-Financing Businesses

Business Equipment funds usage of $590 million was $156 million greater than in the first three months of 1994 as a result of higher profit sharing payments only partially offset by higher income, and cash outlays related to the year end 1993 restructuring decision. On February 28, 1995, $972 million was paid to The Rank Organisation Plc whereby Xerox increased its financial interest in Rank Xerox to about 80 percent from 67 percent.

IOFS-related funds usage was $132 million or $10 million more than in 1994 reflecting somewhat higher debt service costs.

Financing Businesses

Xerox Equipment Financing generated $116 million of funds during the first three months of 1995 or $35 million more than in 1994 resulting from slightly lower penetration rates due to product mix and increased sales in markets which do not participate in our financing programs.

Third Party Financing funds usage was $12 million during the first quarter of 1995 compared with $31 million of funds generation in 1994 due to a tax payment related to certain leveraged-lease sales arranged in 1994.

Total Company Debt

Total debt increased by $1,619 million in the first three months of 1995. This growth is attributable to the purchase of incremental interest in Rank Xerox, capital contributions to Ridge Re and an increase in Business Equipment funds usage (which included the payment of 1994 profit sharing in 1995).

Management believes that the Company has adequate short-term credit facilities available to fund its day-to-day operations and readily available access to the capital markets to meet any longer-term financing requirements. The Company's domestic operations have three revolving credit agreements totaling $5.0 billion, of which $1.3 billion expires December 1995 and the remainder in 1999. In addition, the Company's foreign subsidiaries had unused committed lines of credit aggregating $1.9 billion in various currencies at prevailing interest rates.

The Company's subsidiary, Xerox Financial Services, Inc.(XFSI) has agreed to provide support for Talegen in the form of excess of loss reinsurance protection through Ridge Reinsurance Limited
(Ridge Re), XFSI's single-purpose, wholly-owned Bermuda

reinsurance company. XFSI is obligated to pay annual installments of $49 million in the aggregate each year, plus related financing charges, payable for up to ten years, for coverage of $1,245 million, net of 15 percent coinsurance. During the 1995 first quarter XFSI paid the required 1995 installment which, including the related financing charges, was $81 million.

In addition to XFSI's original contribution of $25 million to the capitalization of Ridge Re, XFSI is obligated, under certain circumstances to purchase over time additional redeemable preferred shares up to a maximum of $301 million. XFSI has guaranteed to the Talegen insurance companies that Ridge Re will meet all of its financial obligations under all of the foregoing excess of loss reinsurance issued to them. In addition, the Company has guaranteed to the Talegen insurance companies the payment by XFSI of all of the required premiums for such excess of loss reinsurance to Ridge Re.

Management believes that the funds to meet the foregoing obligations will be available from dividends from the earnings of the Talegen insurance companies(to the extent permitted under insurance laws), proceeds from the sale of all or part of the Talegen insurance companies, cash flow from operations and borrowings.

Hedging Instruments

Certain financial instruments have been entered into by the Company to manage its Document Processing related interest rate and foreign currency exposures. These instruments are held solely for hedging purposes and include interest rate swap agreements and forward-foreign exchange agreements. The Company has long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives: to lock-in the value of cross-border cash flows and to reduce the impact of currency and interest rate volatility on costs, assets and liabilities. The Company does not enter into derivative instrument transactions for trading purposes.

Currency derivatives are only arranged in conjunction with underlying transactions which give rise to foreign currency-denominated payables and receivables: for example, an option to buy foreign currency to settle the importation of goods from suppliers, or, a forward exchange contract to fix the rate at which a dividend will be paid by a foreign subsidiary.

The Company does not hedge foreign currency-denominated revenues of its foreign subsidiaries since these do not represent cross-border cash flows.

With regard to interest rate hedging, virtually all customer financing assets earn fixed rates of interest and, therefore, the Company "locks-in" an interest rate spread by arranging fixed-rate liabilities with similar maturities as the underlying assets. Additionally, customer financing assets in one currency are consistently funded with liabilities in the same currency. The Company refers to the effect of these conservative practices as "match funding" its customer financing assets.

More specifically, pay fixed-/receive variable-rate swaps are typically used in place of more expensive fixed-rate debt for the purpose of match funding fixed-rate, customer contracts. Pay variable-/receive variable-rate swaps are used to transform variable-rate medium term debt into commercial paper or local currency libor obligations. Additionally, pay variable-/receive fixed-rate swaps are used infrequently to transform longer-term fixed-rate debt into commercial paper based rate obligations.
The transactions performed within each of these three categories enable the Company to manage its interest rate exposures. The potential risk attendant to this strategy is the performance of the swap counterparty. The Company addresses this risk by arranging swaps exclusively with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings, and determining the replacement cost, if any, of existing transactions.

The Company's currency and interest rate hedging are typically not affected by changes in market conditions as forward contracts, options and swaps are normally held to maturity in order to lock-in currency rates and interest rate spreads on the underlying transactions.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

The information set forth under note 9 contained in the "Notes to Consolidated Financial Statements" on pages 10-12 of this Quarterly Report, on Form 10-Q, is incorporated by reference in answer to this item.


Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.


(b)  Current Reports on Form 8-K dated December 15, 1994,
December 19, 1994 and January 12, 1995, respectively, reporting
Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         XEROX CORPORATION
                                           (Registrant)




                                   _____________________________
Date:  May 15, 1995                By  Philip D. Fishbach
                                   Vice President and Controller
                                  (Principal Accounting Officer)


34