Form 10-Q
period 1995-06-30
XEROX CORP
filed 1995-08-09
CIK 108772

			      FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:    June 30, 1995

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                        Outstanding at July 31,1995

Common Stock                              107,536,433  shares
Class B Stock                                   1,000  shares

		  This document consists of 39 pages.

		(THIS PAGE IS INTENTIONALLY LEFT BLANK)

			    Xerox Corporation
				Form 10-Q
			      June 30, 1995

			    Table of Contents
							     Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         4

      Consolidated Balance Sheets                               5

      Consolidated Statements of Cash Flows                     6

      Supplemental Cash Flows Information                       7

      Notes to Consolidated Financial Statements                8


   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Financial Summary                                        14

      Document Processing                                      16

      Insurance                                                22

      Discontinued Operations                                  29

      Liquidity and Capital Structure                          31

      Capital Resources                                        32

      Hedging Instruments                                      33


Part II - Other Information

   Item 1. Legal Proceedings                                   35

   Item 4. Submission of Matters to a Vote of Security Holders 35

   Item 6. Exhibits and Reports on Form 8-K                    36

Signatures                                                     37


Exhibit Index

   Computation of Net Income per Common Share                  38

   Computation of Ratio of Earnings to Fixed Charges           39

PART I - FINANCIAL INFORMATION
				 Xerox Corporation
			  Consolidated Statements of Income

					  Three months ended  Six months ended
					       June 30,           June 30,
(In millions, except per-share data)         1995     1994      1995     1994

Document Processing

Revenues
  Sales                                   $ 2,088  $ 1,795   $ 3,961  $ 3,324
  Service and rentals                       1,715    1,545     3,360    3,035
  Finance income                              251      244       503      496
  Total Revenues                            4,054    3,584     7,824    6,855
Costs and Expenses
  Cost of sales                             1,184    1,065     2,285    1,977
  Cost of service and rentals                 847      740     1,684    1,457
  Equipment financing interest                129      122       255      250
  Research and development expenses           247      226       466      422
  Selling, administrative and general
    expenses                                1,176    1,074     2,278    2,067
  Other, net                                   59       47        77      110
  Total Costs and Expenses                  3,642    3,274     7,045    6,283
  Income before Income Taxes, Equity Income
    and Minorities' Interests                 412      310       779      572
  Income Taxes                                160      121       302      225
  Equity in Net Income of Unconsolidated
    Affiliates                                 51       33        64       38
  Minorities' Interests in Earnings of
    Subsidiaries                               49       55       100       87
Income from Document Processing               254      167       441      298

Insurance

Revenues
  Insurance premiums earned                   480      598     1,033    1,176
  Investment and other income                 110      106       231      211
  Total Revenues                              590      704     1,264    1,387
Costs and Expenses
  Insurance losses and loss expenses          382      454       855      899
  Insurance acquisition costs and other
    insurance operating expenses              146      194       330      385
  Interest expense                             60       52       121      104
  Administrative and general expenses          40       10        69       23
Total Costs and Expenses                      628      710     1,375    1,411
  Realized Capital Gains                       10        2        14        9
Income (loss) before Income Taxes             (28)      (4)      (97)     (15)
  Income Tax Benefits                          12        5        41       14
Income (loss) from Insurance                  (16)       1       (56)      (1)

Total Company

Net Income                                 $  238   $  168    $  385   $  297

Primary Earnings per Share                 $ 2.07   $ 1.31    $ 3.30  $  2.36

Fully Diluted Earnings per Share           $ 1.96   $ 1.28    $ 3.16  $  2.31
See accompanying notes.

				Xerox Corporation
			   Consolidated Balance Sheets
						June 30,     December 31,
(In millions, except share data in thousands)      1995             1994
Assets

Document Processing
Cash                                           $     34          $    35
Accounts Receivable, net                          1,988            1,811
Finance Receivables, net                          3,820            3,910
Inventories                                       2,789            2,294
Deferred Taxes and Other Current Assets           1,105            1,199
  Total Current Assets                            9,736            9,249
Finance Receivables Due after One Year, net       6,098            6,038
Land, Buildings and Equipment, net                2,062            2,108
Investments in Affiliates, at equity              1,528            1,278
Goodwill                                            636               66
Other Assets                                        667              635
  Total Document Processing Assets               20,727           19,374
Insurance
Cash                                                 18               21
Investments Available-for-Sale                    7,776            8,384
Reinsurance Recoverable                           2,723            3,063
Premiums and Other Receivables                    1,235            1,276
Goodwill                                            267              284
Deferred Taxes and Other Assets                   1,235            1,438
  Total Insurance Assets                         13,254           14,466
Investment in Discontinued Operations             3,669            4,692

Total Assets                                   $ 37,650         $ 38,532

Liabilities and Equity

Document Processing
Short-Term Debt and Current Portion of
  Long-Term Debt                               $  3,053        $   3,159
Accounts Payable                                    487              562
Accrued Compensation and Benefit Costs              607              709
Unearned Income                                     265              298
Other Current Liabilities                         1,932            2,110
  Total Current Liabilities                       6,344            6,838
Long-Term Debt                                    6,484            5,494
Liability for Postretirement Medical Benefits     1,025            1,006
Deferred Taxes and Other Liabilities              2,060            2,210
  Total Document Processing Liabilities          15,913           15,548
Insurance
Unpaid Losses and Loss Expenses                   7,842            8,809
Unearned Income                                     818            1,066
Notes Payable                                       413              425
Other Liabilities                                   906              954
  Total Insurance Operating Liabilities           9,979           11,254
Discontinued Operations Liabilities -
  Life Reinsurance Payable and Other              3,261            4,194
Other Long-Term Debt and Obligations              2,522            2,102
Deferred ESOP Benefits                             (596)            (596)
Minorities' Interests in Equity of Subsidiaries     734            1,021
Preferred Stock                                     772              832
Common Shareholders' Equity                       5,065            4,177

Total Liabilities and Equity                   $ 37,650        $  38,532
Shares of common stock issued and outstanding        107,395           105,993
See accompanying notes.

			      Xerox Corporation
		     Consolidated Statements of Cash Flows
Six months ended June 30,    (In millions)              1995          1994
Cash at Beginning of Period
Document Processing                                  $    35       $    68
Insurance                                                 21            18
  Total                                                   56            86

Document Processing
Cash Flows from Operating Activities                    (129)         (168)
Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (171)         (159)
  Proceeds from sales of land, buildings and equipment    30            98
  Purchase of additional interest in Rank Xerox         (972)            -
  Net change in payables to Insurance                    (30)          (28)
  Net transactions with Insurance                         75            38
  Net transactions with Discontinued Operations           31            20
    Total                                             (1,037)          (31)
Cash Flows from Financing Activities
  Net change in debt                                   1,377           801
  Yen financing repayment                                  -          (116)
  Dividends on common and preferred stock               (195)         (200)
  Proceeds from sale of common stock                      89            64
  Redemption of preferred stock                          (60)         (237)
  Dividends to minority shareholders                     (42)          (44)
  Net proceeds returned to minority shareholders           -           (32)
    Total                                              1,169           236
Effect of Exchange Rate Changes on Cash                   (4)          (67)
    Net Cash Flows from Document Processing               (1)          (30)

Insurance
Cash Flows from Operating Activities                       7          (148)
Cash Flows from Investing Activities
  Proceeds from sale of Constitution Re                  421             -
  Purchase of portfolio investments                   (1,070)       (1,453)
  Proceeds from sales of portfolio investments           757           416
  Decrease in short-term investments                     241         1,069
    Subtotal                                             349            32
  Other, net                                             (25)           (2)
  Net transactions with Discontinued Operations           58            12
    Total                                                382            42
Cash Flows from Financing Activities
  Net change in notes payable                            (12)            -
  Net change in debt                                    (305)          163
  Net transactions with Document Processing              (75)          (38)
    Total                                               (392)          125
    Net Cash Flows from Insurance                         (3)           19

Discontinued Operations
  Income from discontinued operations                      -             -
  Collections and changes in assets, net               1,022           183
  Net change in debt                                      (1)          (65)
  Net change in operating liabilities                   (932)          (86)
  Net transactions with Document Processing              (31)          (20)
  Net transactions with Insurance                        (58)          (12)
    Net Cash Flows from Discontinued Operations            -             -

Cash at End of Period
Document Processing                                       34            38
Insurance                                                 18            37
  Total                                              $    52       $    75
See Supplemental Cash Flows Information and accompanying notes.

				   Xerox Corporation
			  Consolidated Statements of Cash Flows
			   Supplemental Cash Flows Information

Reconciliation of income to cash flows from operating activities:
Six months ended June 30,        (In millions)           1995         1994

Document Processing
Income from Document Processing                        $  441       $  298
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                           321          320
  Provisions for doubtful accounts                        117           94
  Provision for postretirement medical benefits            30           26
  Charges against 1993 restructuring reserve             (194)        (204)
  Minorities' interests in earnings of subsidiaries       100           87
  Undistributed equity in income of affiliated companies  (63)         (35)
  Increase in inventory                                  (586)        (395)
  Increase in finance receivables                         (50)        (170)
  Increase in accounts receivable                        (218)        (170)
  Decrease in accounts payable and accrued compensation
    and benefit costs                                     (47)         (61)
  Net change in current and deferred income taxes         111           21
  Other, net                                              (91)          21

Cash Flows from Operating Activities                   $ (129)      $ (168)

Insurance
Loss from Insurance                                    $  (56)      $   (1)
Adjustments required to reconcile loss to cash
 flows from operating activities:
  Depreciation and amortization                            18           15
  Provisions for doubtful accounts                          5            5
  Realized capital gains                                  (14)          (9)
  Decrease in receivables                                 231          269
  Increase (Decrease) in accounts payable and accrued
     compensation and benefit costs                        25          (35)
  Decrease in unearned income                             (31)         (27)
  Decrease in unpaid losses and loss expenses            (287)        (349)
  Other, net                                              116          (16)

Cash Flows from Operating Activities                   $    7       $ (148)

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


2. Inventories consist of (in millions):

					 June 30,      December 31,
					    1995              1994

Finished products                       $  1,781          $  1,458
Work in process                              100                88
Raw materials and supplies                   343               268
Equipment on operating leases, net           565               480
    Total                               $  2,789          $  2,294


3. Common shareholders' equity consists of (in millions):

					 June 30,      December 31,
					    1995              1994

Common stock                            $    109          $    107
Additional paid-in-capital                 1,497             1,406
Retained earnings                          3,370             3,197
Net unrealized gain (loss) on
  investment securities                        1              (433)
Translation adjustments                       88              (100)
    Total                               $  5,065          $  4,177


4. Effective January 1, 1995, the Company changed the reporting periods of the companies owned jointly with The Rank Organisation Plc ("RO")("the Rank Xerox Companies") and Latin American operations from fiscal years ending October 31 and November 30, respectively, to a calendar year ending December 31. The results of these operations during the period between the end of the 1994 fiscal year and the beginning of the new calendar year ("the stub period") were recorded as a direct charge to retained earnings and amounted to a loss of $21 million. The charge to retained earnings was necessary to avoid reporting more than twelve months results of operations in one year. Accordingly, the Company's 1995 Consolidated Statements of Income reflect the results of worldwide operations for periods beginning January 1, 1995. The Consolidated Statement of Cash Flows reflects the cash activity

			Xerox Corporation
	    Notes to Consolidated Financial Statements


for the stub period in the "Other, net" line of the Document
Processing Operating Activities section.


5. On February 28, 1995, the Company paid RO 620 million pounds sterling, or approximately $972 million, for 40 percent of RO's financial interest in the Rank Xerox Companies. The transaction increased the Company's financial interest in the Rank Xerox Companies to 80 percent from 67 percent. Based on the allocation of the purchase price, this transaction resulted in goodwill of approximately $574 million (including transaction costs), a decline in minorities' interests in the equity of subsidiaries of approximately $400 million, and an increase in long-term debt of $972 million. The goodwill will be amortized on a straight-line basis over 40 years.


6. The Company's Consolidated Balance Sheet at June 30, 1995 includes current and non-current accrued liabilities of $290 million and $251 million, respectively, associated with the Document Processing restructuring program announced in December 1993. At December 31, 1994, the corresponding accrued liabilities aggregated $765 million. During the stub period and the six month period ended June 30, 1995, $30 million and $194 million of net pre-tax charges, respectively, were charged against the aggregate reserve balance. Management believes the aggregate reserve balance of $541 million at June 30, 1995 is adequate for the completion of the restructuring program. Additional information concerning the progress of the restructuring program is included in the accompanying Management's Discussion and Analysis on page 19.


7. Other Information on the Company's Consolidated Statements follows:

Interest expense totaled $217 million and $179 million for the three months ended June 30, 1995 and 1994, respectively. Interest expense was $417 million and $360 million for the six month periods then ended.

Long-term debt, excluding the current portion, totaled $9,207 million at June 30, 1995 and $7,780 million at December 31, 1994.


8. During April 1995, Talegen Holdings, Inc. ("Talegen"), a subsidiary of the Company, entered into an agreement with Guaranty National Corporation for the sale of Viking Insurance Holdings, Inc., ("Viking") a Talegen subsidiary. Revenues for Viking were (in millions) $161, $182, and $224 for the years ended December 31, 1994, 1993, and 1992, respectively. On July

			Xerox Corporation
	    Notes to Consolidated Financial Statements


18, 1995, the sale of Viking closed for approximately $103 million in cash plus future upward price adjustments based on loss reserve development. The transaction approximated book value.


9. On April 26, 1995, the sale of Constitution Re Corporation, another Talegen subsidiary, to EXOR America Inc. closed for a final purchase price of $421 million in cash, and resulted in a net loss of approximately $7 million.


10. On June 1, 1995, Xerox Financial Services, Inc. (XFSI) completed the sale of its discontinued Xerox Financial Services Life Insurance Company and related subsidiaries to a subsidiary of General American Life Insurance Company for approximately $104 million before settlement costs and capital funding of OakRe Life Insurance Company, another XFSI subsidiary. OakRe Life assumed responsibility for the Single Premium Deferred Annuity (SPDAs) policies issued by Xerox Life's Missouri and California companies via a coinsurance agreement. As a result of this coinsurance agreement, the Company has retained on its consolidated balance sheet approximately $3.0 billion of investment portfolio assets and reinsurance reserves related to its former SPDA policies. These amounts will decrease over the next five years as the SPDA policies are either terminated by the policyholder or renewed and transferred to General American.


11. On June 1, 1995, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe Life's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at June 30, 1995. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.


12. Litigation

Document Processing

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. On April 15, 1994, another case was filed in the United States District Court for the Northern District of California by 21 different ISOs from 12 states. Plaintiffs in these actions claim damages (to be trebled) to their individual businesses resulting from essentially the same alleged violations of law at issue in the antitrust class action in Texas, which was

			Xerox Corporation
	    Notes to Consolidated Financial Statements


settled by the Company during 1994. In one of the cases damages are unspecified and in the other damages in excess of $10 million are sought. In addition, injunctive relief is sought in both actions. Claims for individual lost profits of ISOs who were not named parties were not included in the class action. The two actions have been consolidated for pretrial proceedings in the District of Kansas. The Company has asserted counterclaims against the plaintiffs alleging patent and copyright infringement and misappropriation of Xerox trade secrets and has filed a motion for leave to assert additional related counterclaims, including claims for unfair competition and/or false advertising, as well as a motion for a preliminary injunction requiring certain plaintiffs/counterclaim defendants immediately to cease illegal reproduction and conversion of copyrighted Xerox manuals and software. Discovery is in its initial stages. The Company denies any wrongdoing and intends to vigorously defend these actions and pursue its counterclaims.


Insurance

On September 15, 1992, International Surplus Lines Insurance Company, which has since been merged into International Insurance Company (International Insurance), a subsidiary of Talegen, filed a complaint in the United States District Court for the Southern District of Ohio, Eastern District, in Columbus, Ohio against certain underwriting syndicates at Lloyd's of London and other foreign reinsurance companies. The complaint seeks a declaratory judgment that the defendants are obligated to reimburse International Insurance under various reinsurance contracts for approximately $255 million in payments made or to be made to Owens-Corning Fiberglas (OCF) for asbestos-related losses. In an Opinion and Order dated September 27, 1994, International Insurance's motion for summary judgment was granted. The court ruled that International Insurance's payment of OCF's losses, based on the determination that the manufacture, sale and distribution of products containing asbestos constituted a single occurrence, was reasonable and therefore binding on International Insurance's reinsurers. The defendants filed motions for reconsideration of the September 27 order. In order to avoid the expense of further litigation and possible appeals, International Insurance has executed settlement agreements with most of the defendants in the action. The recovery pursuant to the settlement agreements approximates the recorded reinsurance recoverable balance after consideration for amounts written-off for uncollectible reinsurance in prior years. Settlement discussions with the remaining defendants are continuing and are expected to result in additional executed settlement agreements with some or all defendants. As of June 30, 1995, approximately $14.9 million is outstanding with these remaining

			Xerox Corporation
	    Notes to Consolidated Financial Statements

reinsurers. The litigation is currently stayed by agreement of the parties pending the current discussions to settle the litigation in its entirety.

In another OCF matter, on December 13, 1993, a complaint was filed in the United States District Court for the District of New Jersey against The North River Insurance Company (North River), a subsidiary of Talegen, by certain foreign insurance companies and underwriting syndicates at Lloyd's of London seeking to recover certain sums paid, and to avoid certain sums to be paid, by them to North River under various reinsurance contracts. Such sums relate to approximately $106 million in defense expense costs North River paid under insurance policies it issued for asbestos bodily injury coverage to OCF; the payments resulted from a decision rendered in favor of OCF in a binding arbitration. The reinsurers allege that North River misrepresented and withheld certain facts surrounding the decision and breached certain duties to its reinsurers. As part of the Talegen restructuring, International Insurance has assumed the rights and obligations with respect to these reinsurance contracts. A motion by North River to dismiss the complaint for lack of federal subject matter jurisdiction was granted on May 3, 1995. Plaintiffs refiled their claims in New York state court on June 28, 1995. International Insurance believes it is entitled to the full payment of these reinsurance recoverables, will vigorously defend the foregoing action and will counterclaim for remaining amounts due.

Farm & Home Savings Association (Farm & Home) filed a lawsuit in the United States District Court for the Western District of Missouri, Southwest Division alleging that under an agreement previously entered into by certain Talegen insurance companies (Insurance Companies) with Farm & Home (Indemnification Agreement), the Insurance Companies are required to defend and indemnify Farm & Home from actual and punitive damage claims being made against Farm & Home relating to the Brio superfund site (Brio). The Indemnification Agreement had been entered into in connection with the settlement of disputes between Farm & Home and the Insurance Companies regarding policies issued to Farm & Home during the time it was developing the Southbend subdivision in Friendswood, Texas (Southbend), which is close to Brio. Under the Indemnification Agreement, the Insurance Companies are required to indemnify Farm & Home only as to claims asserted by current or former residents of Southbend itself, or persons whose injuries are alleged to have been incurred as a direct consequence of exposure to allegedly hazardous substances within Southbend emanating from the Brio site. Farm & Home alleges that the Indemnification Agreement covers claims for injuries arising elsewhere than Southbend. The Insurance Companies deny any liability to Farm & Home and intend to continue to vigorously contest coverage under the

			Xerox Corporation
	    Notes to Consolidated Financial Statements


Indemnification Agreement for injuries not arising out of Southbend. Cross motions for summary judgment in the action are pending.

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

			Xerox Corporation
	     Management's Discussion and Analysis of
	  Results of Operations and Financial Condition


The financial summary for the second quarter and year-to-date and this discussion present the operating results from Document Processing and Insurance with discontinued operations discussed separately. Income from Insurance, as shown in the financial summary, includes allocated interest expense from the parent company.

Financial Summary

(In millions,                       Second quarter       Year-to-date June 30,
except per-share data)          1995    1994  % Growth   1995    1994 % Growth

Revenues
Document Processing            $4,054  $3,584     13%   $7,824  $6,855     14%
Insurance                         590     704    (16)    1,264   1,387     (9)
Total Revenues                 $4,644  $4,288      8    $9,088  $8,242     10

Net Income (Loss)
Document Processing            $  254  $  167     52    $  441  $  298     48
Insurance                         (16)      1      *       (56)     (1)     *
Net Income                     $  238  $  168     42    $  385  $  297     30

Primary Earnings (Loss)
  per Share
Document Processing            $ 2.21  $ 1.30     70    $ 3.81  $ 2.37     61
Insurance                        (.14)    .01      *      (.51)   (.01)     *
Primary Earnings per Share     $ 2.07  $ 1.31     58    $ 3.30  $ 2.36     40

Fully Diluted Earnings (Loss)
  per Share
Document Processing            $ 2.09  $ 1.27     65    $ 3.63  $ 2.31     57
Insurance                        (.13)    .01      *      (.47)      -      *
Fully Diluted Earnings
  per Share                    $ 1.96  $ 1.28     53    $ 3.16  $ 2.31     37

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

The MD&A on page 14 discloses earnings per share (EPS) for the Company's consolidated operations and for the Document Processing and Insurance Operations. The presentation of separate Document Processing and Insurance EPS amounts is not in accordance with generally accepted accounting principles. The Company believes, however, that for analytical purposes, these EPS amounts represent the contributions of the Company's two businesses to the consolidated results of operations and that the Document Processing results are an appropriate basis for comparison with future financial results from Document Processing. EPS amounts presented in accordance with generally accepted accounting principles are on page 4.

Document Processing

Underlying Growth

To understand the trends in the business, the Company believes that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. This adjusted growth is referred to as "underlying growth."

When compared with the major European currencies, the U.S. dollar was approximately 16 percent weaker in the 1995 second quarter than in the 1994 second quarter. As a result, foreign currency translation had a favorable impact of 5 percentage points on total revenues in the 1995 second quarter.

The Company does not hedge the translation of foreign currency-denominated revenues.

Revenues

Management estimates that the components of underlying revenue growth were as follows:

Underlying Growth
				 1995             1994
				Q2  Q1     FY   Q4   Q3   Q2   Q1

Total Revenues                  8%  11%    7%  11%   4%   6%   5%

Sales
   Equipment                    8    9    10   13    4   11    9
   Supplies                    10   22    11   22   10    3   10
   Paper                       42   52     4   21    1   (2)  (1)
    Total                      12   18    10   14    5    9    9

Service/Rentals/FacMgmt/Other
   Service                      4    3     4    6    4    4    3
   Rentals                     (2)   3    (1)   5   (4)  (3)  (7)
   Facilities Management/Other 28   33    20   22   20   22   17
     Total                      6    6     5    8    5    5    3

Finance Income                 (2)  (4)   (4)  (3)  (3)  (6)  (7)

Memo:
Non-Equipment Revenues          9   12     5    9    4    4    3

Total revenue growth of 8 percent in the 1995 second quarter was driven by good growth in both equipment sales and non-equipment revenues.

The good growth in equipment sales in the second quarter reflected excellent growth in production publishing and color copying and printing and modest growth in black-and-white copying. Excellent growth in Latin America was moderated by weaker demand in the U.S. and Europe due to difficult environments in certain European countries, an increase in customer preference for equipment rentals in the U.S., and disruption as we implemented important productivity initiatives affecting our U.S. sales organization.

Non-Equipment revenues from supplies, paper, service, rentals, facilities management and other revenues, and income from customer financing represented 68 percent of total revenues in the 1995 second quarter. Growth in these revenues is primarily a function of the growth in the Company's installed population of equipment, usage and pricing.

  Supplies sales: The strong growth in the 1995 second quarter is due principally to excellent growth in enterprise printing and cartridge sales for personal copiers and OEM printers.

  Paper sales: The Company's strategy is to charge a spread over mill wholesale prices to cover its costs and value added as a distributor. The continued excellent growth in the second quarter was due to higher worldwide prices. Although the higher prices significantly increased revenues, the gross margin declined, principally due to a shift in mix to mill direct shipments and some lags in passing through price increases.

  Service revenues: The continuing modest growth reflects the diversionary trend to facilities management as well as a shift towards equipment rentals in the U.S. in recent quarters.

  Rental revenues: Non-U.S. rental revenues continued the long term decline reflecting a customer preference for outright purchase. In the U.S., however, there is an increasing trend toward cost-per-copy rental plans, which adversely affects equipment sales, service revenues and finance income. This trend toward rentals rather than equipment sales also increases revenues in future periods but reduces current period total revenues.

  Facilities management, copy centers and other revenues: This growth reflects the trend of customers focusing on their core businesses and outsourcing their document processing requirements to Xerox. This has the effect of diverting revenue from equipment sales, service and finance income. This trend toward facilities management rather than equipment sales also increases revenues in future periods but reduces current period total revenues.

  Finance income: The decline is due to lower interest rates on financing contracts year-over-year.

Geographic Revenues

Geographically, the underlying revenue growth rates are estimated as follows:

			    1995                   1994
			   Q2   Q1        FY   Q4   Q3   Q2   Q1

Total Revenues             8%   11%        7%  11%   4%   6%   5%

   United States           5     8         7   10    6    7    4
   Rank Xerox              5    13         7   13    3    7    6
   Other Areas            25    17         7   10    4    2    5

U.S. revenue growth declined from recent quarters primarily due to an increase in customer preference for equipment rentals and disruption as we implemented important productivity initiatives affecting our U.S. sales organization.

Rank Xerox Limited and related companies (Rank Xerox) manufactures and markets Xerox products principally in Europe. Revenue growth in the second quarter was excellent in Italy and Eastern Europe, strong in Spain, good in the United Kingdom and modest in Germany and the smaller European countries. Revenue in France declined modestly.

Other Areas includes operations principally in Latin America and Canada. Revenue growth in the second quarter was excellent in Brazil and a number of smaller Latin American countries, and strong in Canada. Revenues declined significantly in Mexico due to currency and the continuing economic disruption following devaluation of the Mexican peso in December 1994.

Major Product Categories

For the major product categories, the underlying revenue growth rates are estimated as follows:

			    1995                   1994
			   Q2   Q1        FY   Q4   Q3   Q2   Q1

Total Revenues             8%   11%        7%  11%   4%   6%   5%
   Black & White Copiers   2     4         4    7    -    4    3
   Enterprise Printing    20    22        20   22   17   22   21

Revenues from black-and-white copying represented 60 percent of total document processing revenues in the 1995 second quarter, 61 percent in the 1995 first quarter and 63 percent for the 1994 full year. Revenues from enterprise printing, including production publishing, data center printing, network printing, and color printing and copying, represented 24 percent of total revenues in the 1995 second quarter, 23 percent in the 1995 first quarter and 22 percent for the 1994 full year.

Productivity Initiatives

In December 1993, the Company announced a restructuring program with the objectives of continuing to significantly reduce the cost base and to improve productivity. The Company's objective was to reduce its worldwide work force by more than 10,000 employees and to close or consolidate a number of facilities. The Company achieved pre-tax cost reductions of approximately $350 million in 1994, and expects to achieve approximately $700 million in 1995 and higher amounts thereafter. The Company has stated, however, that a portion of these savings will be reinvested to reengineer business processes, to support expansion in emerging markets, and to mitigate anticipated continued pressure on gross margins.

Employment declined by 11,200 from year-end 1993 to 85,800 employees at the end of the 1995 second quarter; 10,600 of the reductions were due to restructuring program initiatives and 1,300 employees were transferred to Electronic Data Systems Corp.
(EDS), partially offset by 700 net hires. Employment declined by 500 in the second quarter, consisting of 1,100 due to the restructuring program, partially offset by the addition of 600 employees, principally to support the rapidly growing facilities management business.

To date, the activities associated with the productivity initiatives are on track towards achieving the Company's objectives.


Costs and Expenses

The gross margins by revenue stream were as follows:

Gross Margins
			1995                  1994
		      Q2    Q1    FY     Q4     Q3     Q2    Q1

Total Gross Margin   46.7% 45.2% 45.8%  45.3%  45.7%  46.2% 46.3%

Sales                43.3  41.2  40.7   41.5   40.1   40.6  40.3
Service/Rental       50.6  49.1  51.6   50.9   51.5   52.1  51.9
Financing            48.5  50.1  50.1   50.1   51.2   49.8  49.3

Total gross margins improved by 0.5 percentage points in the 1995 second quarter from the 1994 second quarter. The improvement of
2.7 percentage points in the sales gross margin from the 1994 second quarter was principally due to favorable product and geographical mix and cost reductions, partially offset by continuing pricing pressures. The erosion in the service and rentals gross margin of 1.5 percentage points from the 1994 second quarter was largely due to significant inflationary cost increases which were not offset by pricing in Brazil, and pricing pressures, partially offset by productivity improvements.

Research and development (R&D) expense increased 9 percent in the 1995 second quarter. The Company expects to continue to increase its investment in technological development to maintain its premier position in the rapidly changing document processing market and expects to introduce a stream of new, technologically innovative products in the coming months. The Company's R&D is strategically coordinated with that of Fuji Xerox Co., Ltd., an unconsolidated joint venture between Rank Xerox Limited and Fuji Photo Film Company Limited. Fuji Xerox invested approximately $500 million in R&D in 1994.

Selling, administrative and general expenses (SAG) increased 5 percent in the 1995 second quarter principally due to economic cost increases, particularly in Brazil, and investments in improved systems and sales distribution channels, partially offset by improved productivity. SAG was 29.0 percent of revenue in the second quarter, an improvement of 1.0 percentage point from the 1994 second quarter.

Other expenses, net in the 1995 second quarter reflect:

  A year-over-year reduction in losses from balance sheet translation of $81 million, primarily due to a lower rate of net currency devaluation in Brazil. It should be noted that the reduced Brazilian currency losses were largely offset by inflationary cost and expense increases that could not be offset by price increases. Nevertheless, the Company's Latin American operations had continued excellent profit growth, principally due to increased equipment sale revenues.

  Higher interest expense principally due to the financing of the Company's increased financial interest in Rank Xerox and the redemptions of preferred stock.

  The non-recurrence of several 1994 one-time favorable items, including a change in post-retirement benefits for U.S. union employees.


Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes, equity in net income of unconsolidated affiliates and minorities' interests increased 33 percent to $412 million in the 1995 second quarter from $310 million in the 1994 second quarter.

The effective tax rate was 38.8 percent in the 1995 second quarter compared with 39.0 percent in the 1994 second quarter and
39.3 percent in the 1994 full year.

Equity in the net income of unconsolidated affiliates, principally Fuji Xerox, increased in the 1995 second quarter to $51 million from $33 million in the 1994 second quarter. The increase was due to good revenue growth, improved margins and currency translation at Fuji Xerox.

On February 28, 1995, Xerox increased its financial interest in Rank Xerox to 80 percent from 67 percent. The decrease in minorities' interests in the earnings of subsidiaries to $49 million in the 1995 second quarter from $55 million in the 1994 second quarter was due to the Company's increased financial interest in Rank Xerox, partially offset by excellent growth in Rank Xerox income. After the increased interest expense and goodwill amortization associated with the transaction, the increased financial interest in Rank Xerox resulted in a significant incremental contribution to income in the 1995 second quarter.

Income

Income in the 1995 second quarter was $254 million, a growth of 52 percent compared with the 1994 second quarter.

The 1995 second quarter Document Processing primary earnings per share increased 70 percent to $2.21 and fully diluted earnings per share increased 65 percent to $2.09. The higher growth in earnings per share than in income is due to the absence of the premium for the redemption of preferred stock in the 1994 second quarter, partially offset by increased common shares.

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

Brazilian Tax Rate

The Brazilian Congress passed a tax law in June, 1995 which implemented a tax rate increase for subsequent years that was lower than the initial proposal. The net impact on Xerox income for this rate change was not significant.

			     Insurance

Insurance Operating Results

The results of Insurance and Other Financial Services ("IOFS") are separated into the continuing Insurance segment and discontinued operations, which include Other Financial Services ("OFS"), (discontinued in 1993) and third-party financing and real-estate development (discontinued in 1990). The Insurance segment includes Talegen Holdings, Inc. ("Talegen"), Ridge Reinsurance Limited ("Ridge Re") and that portion of Xerox Financial Services, Inc. ("XFSI") interest expense and other costs associated with the continuing business activities. The Constitution Re Corporation ("Constitution Re") sale to EXOR America Inc. ("EXOR") was completed on April 26, 1995 for a cash sale price of $421 million. The transaction resulted in a net loss of approximately $7 million. On July 18, 1995, Xerox completed the sale of Viking Insurance Holdings, Inc., a Talegen subsidiary, to Guaranty National Corporation for approximately $103 million in cash plus future upward price adjustments based on loss reserve development. The transaction approximated book value. Net proceeds from the sales of Constitution Re to EXOR and Viking to Guaranty National will largely be used to pay down debt and are in line with the Company's previously announced strategy to disengage from financial services and redeploy capital into its more profitable document processing business. Talegen continues to own Crum & Forster Holdings, Inc., Industrial Indemnity Holdings, Inc., Coregis Group, Inc., Westchester Specialty Group, Inc., The Resolution Group, Inc. and three insurance related service companies (which, including Talegen, are referred to as the "Remaining Companies").

Income after-tax from the Insurance segment was a $16 million loss in the second quarter, 1995, compared with a $1 million profit in the second quarter, 1994. First half, 1995, income after-tax was a $56 million loss compared to a $1 million loss in the first half, 1994. Second quarter and first half results are summarized in the following table.

					   Second Quarter      First Half
(In millions)                              1995      1994    1995      1994
Talegen Remaining Companies                $ 46      $ 34    $ 78 *    $ 64
Monsanto Settlement (Holding Co. Portion)     -         -     (14)*       -
Viking                                       (2)        3       -         4
Constitution Re                              (7)        9      (7)       15
   Total Talegen                             37        46      57        83
Cessions To Ridge Re                        (14)       (6)    (34)*      (6)
Interest/Other                              (39)      (39)    (79)      (78)
   Total Insurance                         $(16)     $  1    $(56)*    $ (1)


* The first half, 1995, includes the $22 million after-tax impact of the March 2, 1995 settlement between Monsanto Company and

Talegen and four of its insurance subsidiaries ($1 million in Remaining Companies, $14 million at the holding company level and $7 million in cessions to Ridge Re).

The Remaining Companies had after-tax income of $46 million in the second quarter, 1995, compared with $34 million in the second quarter, 1994. For the first half, 1995, after-tax income totaled $78 million compared with $64 million in the first half, 1994. The year-over-year improvement in the second quarter and first half is due to improved underwriting results, higher investment income and higher net realized capital gains partially offset by interest expense related to the $425 million in debt issued in the fourth quarter, 1994.

Revenues from the Insurance businesses were $590 million in the second quarter, 1995, a decline of 16 percent from the second quarter, 1994. Revenues for the first half, 1995, totaled $1,264 million, a 9% decline from the first half, 1994. The lower revenues in both the second quarter and first half 1995 reflect decreases in earned premiums resulting from the absence of May and June, 1995 premium volume for Constitution Re due to its sale, partially offset by increases in overall investment and other income. Further details on premium levels are included in the individual Talegen Insurance Operating Group results.

The underwriting loss for the Remaining Companies in the second quarter, 1995 improved by $6 million to $32 million, compared with $38 million in the second quarter, 1994. For the first half of 1995, the underwriting loss improved by $11 million to $77 million, compared to $88 million in the first half, 1994. The overall decrease in 1995 primarily reflects improved loss experience in certain Insurance Operating Groups on current and prior years' business and continuing overall expense controls.

Second quarter, 1995, underwriting results include cessions to Ridge Re (a wholly owned subsidiary of XFSI that provides reinsurance coverage to current and former Talegen Insurance Operating Groups) of $22 million pre-tax and $14 million after-tax of adverse development related to 1992 and prior accident years. First half, 1995, cessions total $53 million pre-tax and $34 million after-tax. Cessions to Ridge Re in the second quarter and first half, 1994, totaled $9 million pre-tax and $6 million after-tax.

Pre-tax catastrophe losses for the Remaining Companies were approximately $8 million in the second quarter, 1995, compared with $3 million in the second quarter, 1994. First half losses totaled $10 million compared with $22 million in the first half, 1994. The increase in the second quarter compared to the prior year reflects heavier storm activity primarily in the midwest, while the year to date reduction reflects the impact of the Northridge earthquake in California and Northeast winter storms in 1994.

Underwriting results (expressed in terms of gross written premiums and combined ratios) and after-tax income for each of Talegen's four ongoing insurance operating groups included in the Remaining Companies performance are summarized in the following table. Underwriting results for The Resolution Group are not meaningful on this basis since that unit has insignificant run-off premiums and, therefore, are not displayed.


			    Gross                    Combined     After-Tax
			    Premiums    Growth         Ratio        Income
($ in millions)             Written       %       1995     1994   1995  1994
Second Quarter
Coregis                     $  76         14%      90.6   105.8   $16    $ 7
Crum & Forster Insurance      281         12      108.2   105.6    22     16
Industrial Indemnity           74        (22)     102.2   112.2     3      4
Westchester Specialty Group    85        (11)     111.3   106.2     6      6

Six Months
Coregis                     $ 167         15%      99.6   107.8   $20    $ 9
Crum & Forster Insurance      552          9      109.3   107.5    34     27
Industrial Indemnity          157        (24)     108.8   111.0     8     14
Westchester Specialty Group   147        (14)     113.9   106.9    12     12


The combined ratio is a standard insurance industry measurement of underwriting results. It measures the relationship of losses and expenses to net earned premiums. It does not include income from an insurer's investments. The combined ratio is the sum of three ratios: (i) the loss and loss adjustment expense ratio,
(ii) the underwriting expense ratio and (iii) the dividend ratio. The loss and loss adjustment expense ratio reflects claims expenses, the underwriting expense ratio reflects policy acquisition and administrative costs, and the dividend ratio reflects dividends to policyholders. The objective of the combined ratio is to match costs with revenues. Generally, a combined ratio under 100 percent indicates underwriting profits while a combined ratio exceeding 100 percent indicates underwriting losses.

The following are the key reasons for the year-over-year performance changes for each Insurance Operating Group.

At Coregis gross premiums grew by 14 percent for the quarter and 15 percent for the six months compared to the same periods in 1994. Growth in both periods was due to continued strength in its program management discipline as evidenced by good renewal retentions and expansion in various core programs. The combined ratio decreased 15.2 points to 90.6 for the quarter and 8.2 points to 99.6 for six months reflecting an adjustment for favorable loss experience which was partially offset by higher operating expenses. Net income increased $9 million for the quarter and $11 million for the six months due to increased production, better underwriting results, higher net investment income and realized capital gains.

Crum & Forster Insurance continued to achieve growth through new business and strong renewal retentions with the company's custom agents. This improved penetration led to an increase in gross written premiums of 12 percent for the second quarter and 9 percent for the six months. The combined ratio increased 2.6 points for the quarter to 108.2 and 1.8 points to 109.3 for the six months due to higher loss funding primarily on business written in prior years. Net income increased $6 million for the quarter and $7 million year-to-date as the benefits of improved net investment income were partially offset by interest expense on debt issued in the fourth quarter of 1994.

At Industrial Indemnity the combined ratio improved 10.0 points for the quarter and 2.2 points for the six months reflecting significantly better loss experience on current and prior years' business. Gross premium volume declined 22 percent for the quarter and 24 percent for the first half due to continued intense competition for workers compensation business in California, the company's largest market, due to the new open rating environment. Lower production in California and interest expense on debt issued in the fourth quarter of 1994 resulted in a $1 million decrease in net income for the quarter and $6 million for the six months.

Gross premium volume at Westchester Specialty declined 11 percent for the second quarter and 14 percent for the six months. Continuing the trend of recent quarters, casualty volumes declined due to market pressure on prices and related exposure reductions, while premiums grew in profitable property business. The company has strengthened its loss funding for casualty business causing the combined ratio to increase 5.1 points for the quarter to 111.3 and 7.0 points for the six months to 113.9. Improved net investment income helped offset the decline in underwriting results allowing net income to remain level for the quarter and the six months.

The Resolution Group's combined ratio is not meaningful due to the absence of new and renewal business, and gross premium volume for the quarter was insignificant representing the run-off of discontinued business. Net income was higher due to increased net investment income primarily resulting from reinsurance recoveries in the fourth quarter of 1994.

Investment income for Talegen Remaining Companies was $98 million in the second quarter, 1995, compared with $87 million in the second quarter, 1994. First half, 1995, investment income was $197 million compared with $170 million in the first half, 1994. The increase in 1995 investment income primarily reflects a higher level of invested assets and higher yields.

Realized pre-tax capital gains for Talegen Remaining Companies totaled $9 million in the second quarter, 1995, compared with $3 million in the second quarter, 1994. First half, 1995, gains totaled $13 million compared to $10 million in the first half, 1994. The level of capital gains in 1995 reflects normal investment activities.


Property and Casualty Operating Trends

The industry's profitability can be significantly affected by cyclical competitive conditions, as well as, by volatile and unpredictable developments, including changes in the propensity of courts to grant large awards, fluctuations in interest rates and other changes in the investment environment (which affect market prices of insurance companies' investments, the income from those investments and inflationary pressures that may tend to affect the size of losses), and judicial decisions affecting insurers' liabilities. Talegen's operating results have historically been influenced by these industry trends, as well as, by Talegen's exposure to uncollectible reinsurance, which had been greater than most other insurers.

Disengagement From Insurance Business

During the disengagement process, the Company will continue to be subject to all business risks and rewards of its insurance businesses. The Company anticipates that future income or losses from its insurance businesses may vary widely as the disengagement strategy is implemented, due to, among other reasons, the recognition of proceeds of sales or other forms of disengagement and the results from operations of the remaining insurance businesses. No assurances can be given as to the timing of the disengagement process, the amount and timing of proceeds of sales or other forms of disengagement from insurance units or the impact the remaining insurance businesses will have on the Company's total results from operations during the disengagement process.

The Company's objective is to continue to obtain value from the Insurance investments. The ultimate value, which will depend on the success of the operational improvements, timing, the level of interest rates, and the relative values of insurance properties, can not be projected at this time and a sizable charge to income could occur.


Talegen Reserves
The methodologies for establishing reserves for unpaid losses and loss expenses and reserves for uncollectible reinsurance are discussed in the Company's Form 10-K. The following table sets forth gross unpaid losses and loss expenses, reinsurance recoverables on unpaid losses and loss expenses and the resultant net unpaid losses and loss expenses for the insurance companies within the Remaining Companies as of June 30, 1995 and December 31, 1994:

Unpaid Losses and Loss Expenses

				June 30, 1995            December 31, 1994
				 Reinsurance                Reinsurance
			    Gross  Recover-  Net      Gross   Recover-  Net
($ in millions)           Reserves  able   Reserves  Reserves   able  Reserves

Coregis                     $1,021  $  279   $  742   $  995    $271   $  724
Crum & Forster Insurance     2,922     804    2,118    2,941     768    2,173
Industrial Indemnity         1,391     184    1,207    1,445     188    1,257
The Resolution Group         1,604     974      630    1,680     983      697
Westchester Specialty Group  1,249     509      740    1,225     485      740
Ceded balances to affiliates  (432)   (432)       -     (451)   (451)       -
Total                       $7,755  $2,318   $5,437   $7,835  $2,244   $5,591

Memo Item:
1) Included in the above reinsurance recoverable balances are recoverables from Ridge Re of $106 million and $53 million at June 30, 1995 and December 31, 1994, respectively.

The changes in gross reserves over the first half of the year represent reserves established for premiums earned during the
quarter offset by claim payments made.   Additionally, insurance
companies within the Crum & Forster Insurance, the Westchester Specialty Group and The Resolution Group strengthened gross reserves for development on 1994 and prior accident year claims, by $33 million, $30 million and $13 million, respectively, whereas insurance companies within Coregis reduced gross reserves by $20 million. Of the reserve strengthening amounts, $21 million, $21 million and $11 million, respectively, were ceded to Ridge Re. Cessions to Ridge Re, while beneficial to Talegen, do not result in a benefit to the Insurance Segment or consolidated Xerox accounts.

The Company's Form 10-K discusses the complexity and uncertainty pertaining to claims resulting from asbestos bodily injury, asbestos-in-building, hazardous waste and other latent or long-tail losses, and provides a discussion on what Talegen and the insurance operating groups believed to be reasonably possible exposure on known claims in these claim categories as of December 31, 1994. Talegen continues to gather and analyze developing legal and factual information with regard to claims in these areas and makes adjustments to the reserves in the period that the related uncertainties are resolved. Total reserves for asbestos bodily injury, asbestos-in-building, hazardous waste and other latent or long-tail claims for the insurance companies within the Remaining Companies as of June 30, 1995 and December 31, 1994 are as follows:

Total Reserves (1) by Claim Categories
Millions                              June 30, 1995      December 31, 1994
				     Gross     Net       Gross        Net
Crum & Forster Insurance
   Asbestos Bodily Injury             $ 57     $ 34       $ 58        $ 40
   Asbestos-in-Building                  -        -          -           -
   Hazardous Waste                      71       54         79          61
   Other Latent or Long-Tail Claims     83       38        110          57
     Total                            $211     $126       $247        $158
The Resolution Group
   Asbestos Bodily Injury             $161     $ 16       $170        $ 17
   Asbestos-in-Building                 20        1         21           2
   Hazardous Waste                      89       33        101          36
   Other Latent or Long-Tail Claims     48        4         48           2
     Total                            $318     $ 54       $340        $ 57
Westchester Specialty Group
   Asbestos Bodily Injury             $ 36     $ 10       $ 38        $ 11
   Asbestos-in-Building                 45        1         45           1
   Hazardous Waste                      29       18         34          21
   Other Latent or Long-Tail Claims      9        1          9           1
     Total                            $119     $ 30       $126        $ 34
Total (1)
   Asbestos Bodily Injury             $254     $ 60       $266        $ 68
   Asbestos-in-Building                 65        2         66           3
   Hazardous Waste                     189      105        214         118
   Other Latent or Long-Tail Claims    140       43        167          60
     Total                            $648     $210       $713        $249

(1) Included are case, IBNR and allocated loss adjustment expense reserves. Total excludes $2 million of hazardous waste reserves as of both June 30, 1995 and December 31, 1994 for Coregis Insurance Company, an insurance company within the Coregis insurance operating group. Hazardous waste exposures for Coregis are not significant primarily because 1986 was the first year significant business volume was written by insurance companies within the Coregis insurance operating group.


The reduction in other latent or long-tail claim reserves during the first half of the year primarily results from claims resolved in connection with the March 2, 1995 Monsanto settlement. The reduction in hazardous waste reserves for the first half of the year primarily result from payments on claims.

Ridge Re Cessions

Second quarter, 1995, underwriting results include cessions to Ridge Re (a wholly owned subsidiary of XFSI that provides reinsurance coverage to the Talegen Insurance Operating Groups) of $22 million pre-tax and $14 million after-tax of adverse loss development related to 1992 and prior accident years. First half, 1995, cessions total $53 million pre-tax and $34 million after-tax and were from three of the Talegen insurers (Crum & Forster Insurance - $14 million, Westchester Specialty Group - $13 million and The Resolution Group - $7 million). Cessions to Ridge Re in the second quarter and first half, 1994, totaled $9 million pre-tax and $6 million after-tax.

Interest and Other

Interest and other charges on an after-tax basis were $39 million in both the second quarter, 1995 and 1994. First half, 1995, interest and other charges totaled $79 million compared with $78 million in the first half, 1994, and primarily relate to interest.

During the second quarter, 1995, the Other Postretirement Benefit accrual related to employees of the Talegen Remaining Companies was reduced by $19 million, after-taxes, as a result of various amendments made by the Insurance Operating Groups to their retiree medical plans.

An after-tax provision of $19 million was recorded in the second quarter of 1995 related to disengagement from the various
Insurance businesses in light of uncertainties surrounding the ultimate values to be obtained from these operations.

Discontinued Operations

Other Financial Services (OFS), which were discontinued in the fourth quarter of 1993, had no after-tax income in the first half of 1995 and 1994. The net investment in OFS was $174 million and $232 million at June 30, 1995 and December 31, 1994, respectively. Management currently believes that the liquidation of the remaining OFS units will not result in a net loss.

The sale of the business and assets of Shields, a former Furman Selz subsidiary, and Regent, a subsidiary of Shields, to Alliance Capital Management L. P. was completed in March, 1994. Under the terms of the Furman Selz sales agreement, the sales proceeds yielded cash of approximately $60 million before settlement of related liabilities.

On June 1, 1995, XFSI completed the sale of Xerox Financial Services Life Insurance Company and related companies ("Xerox Life Companies") to a subsidiary of General American Life Insurance Company. After the sale, the Xerox Life Companies names were changed to replace the name "Xerox" in the corporate titles with the name "Cova" ("Cova Companies"). OakRe Life Insurance Company, an XFSI subsidiary formed in 1994, has assumed responsibility for existing Single Premium Deferred Annuity
(SPDA) policies issued by Xerox Life's Missouri and California companies via coinsurance agreements ("Coinsurance Agreements"). The Coinsurance Agreements include a provision for the assumption (at their election) by the Cova Companies, of all of the SPDA policies at the end of their current rate reset periods. A Novation Agreement with an affiliate of the new owner provides for the assumption of the liability under the Coinsurance Agreements for any SPDA policies not so assumed by the Cova Companies. Other policyholders (of Immediate, Whole Life, and Variable annuities as well as a minor amount of SPDAs issued by Xerox Life New York) will continue to be the responsibility of the Cova Companies. The sale of Xerox Life Companies is part of the Company's strategy to exit the financial services business and focus on its core document processing business, which was announced in June 1993.

During the first half, 1995, sales of real-estate and third-party assets and run-off activity reduced assets associated with these businesses by $33 million to a total of $514 million. Assigned debt increased by $3 million to $234 million. The debt increase includes a tax payment made in 1995 relating to the 1994 sale of a portion of the Direct Financing Lease portfolio, partially offset by the run-off related reduction of assets. Management believes that the combination of existing reserves together with run-off profits should adequately provide for any credit losses or losses on disposition.

Liquidity and Capital Structure

The following table summarizes funds generation and usage for the six months ended June 30, 1995 and 1994 and the related impacts on cash and debt balances. These data exclude restricted cash flows of the insurance businesses.

						   Funds Generation/(Use)
					    Year-to-Date June 30,     Better/
(In millions)                                   1995         1994     (Worse)

Non-Financing:
Document Processing                          $  (616)     $  (213)  $  (403)
Rank Xerox Purchase                             (972)           -      (972)
Yen Financing Repayment                            -         (116)      116
IOFS-related/other                               321         (163)      484
Non-Financing                                 (1,267)        (492)     (775)

Financing:
Xerox Equipment Financing                        110         (141)      251
Third-Party Financing                              1           65       (64)
Financing                                        111          (76)      187
Operations generation(use)                    (1,156)        (568)     (588)
Shareholder Dividends                           (195)        (200)        5
Equity issuance/(redemption)
   and changes in cash                            30         (143)      173

Debt(increase)decrease                       $(1,321)     $  (911)  $  (410)


The following table summarizes Document Processing non-financing operations funds generation and usage, after investments in the business, for the six months ended June 30, 1995 and 1994:

						   Funds Generation/(Use)
					    Year-to-Date June 30,     Better/
(In millions)                                   1995         1994     (Worse)

Document Processing
Non-Financing:
Income                                       $   326      $   188    $  138
Depreciation and Amortization                    321          320         1
Restructuring Payments                          (194)        (204)       10
Capital Expenditures                            (171)        (159)      (12)
Assets Sold                                       30           98       (68)
Working Capital/Other                           (928)        (456)     (472)
					     $  (616)     $  (213)   $ (403)

Capital Resources


In management's opinion, funds usage and debt changes are best understood by examining the more highly leveraged financing businesses separately from the Company's other businesses.

Non-Financing Businesses

Business Equipment funds usage of $616 million was $403 million greater than in the first six months of 1994 as a result of higher profit sharing payments and growth in inventory and receivables partially offset by higher income. On February 28, 1995, $972 million was paid to The Rank Organisation Plc whereby Xerox increased its financial interest in Rank Xerox to about 80 percent from 67 percent.

IOFS-related funds generation was $321 million or $484 million better than in 1994 reflecting proceeds from sales of Constitution Re and Xerox Life.

Financing Businesses

Xerox Equipment Financing generated $110 million of funds during the first six months of 1995 or $251 million more than in 1994 resulting from slightly lower penetration rates due to product mix, increased sales in markets which do not participate in our financing programs, and a trend toward rentals in the U.S.

Third Party Financing generated funds of $1 million during the first half of 1995 compared with $65 million of funds generation in 1994 due to a tax payment related to certain leveraged-lease sales arranged in 1994 and to lower collections on the portfolio consistent with the reduction in the asset base.

Total Company Debt

Total debt increased by $1,321 million in the first six months of 1995. This growth is attributable to the purchase of incremental interest in Rank Xerox, premium payments and related financing charges to Ridge Re and an increase in Business Equipment funds usage (which included the payment of 1994 profit sharing in 1995).

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

The Company's subsidiary, Xerox Financial Services, Inc.(XFSI) has agreed to provide support for Talegen in the form of excess of loss reinsurance protection through Ridge Reinsurance Limited (Ridge Re), XFSI's single-purpose, wholly-owned Bermuda reinsurance company. XFSI is obligated to pay annual installments of $49 million in the aggregate each year, plus related financing charges, payable for up to ten years, for coverage of $1,245 million, net of 15 percent coinsurance. During the 1995 first half XFSI paid the required 1995 installment which, including the related financing charges, was $81 million.

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

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

The information set forth under note 13 contained in the "Notes to Consolidated Financial Statements" on pages 10 - 13 of this
Quarterly Report, on Form 10-Q, is incorporated by reference in answer to this item.

Item 4.  Submission of matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 18, 1995 at The Rittenhouse, 210
Rittenhouse Square, Philadelphia, Pennsylvania.

Proxies for the meeting were solicited on behalf of the Board of Directors of the Registrant pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement, and all nominees were elected.

At the meeting, votes were cast upon the Proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal 1 - Election of directors for the ensuing year.

Name                        For        Withheld Vote

Paul A. Allaire          92,050,207      8,530,638

Robert A. Beck           91,367,069      9,213,776

B. R. Inman              91,821,899      8,758,946

Vernon E. Jordan, Jr.    91,362,573      9,218,272

Yotaro Kobayashi         91,792,929      8,787,916

Hilmar Kopper            83,134,734     17,446,111

Ralph S. Larsen          91,790,949      8,789,876

John D. Macomber         91,777,203      8,803,642

N. J. Nicholas, Jr.      91,779,325      8,801,520

John E. Pepper           91,795,968      8,784,877

Martha R. Seger          91,736,202      8,844,643

Thomas C. Theobald       91,791,079      8,789,766

Proposal 2 - To elect KPMG Peat Marwick LLP as independent auditors for the year 1995.

For -             99,572,177
Against -            649,671
Abstain -            358,996

Proposal 3 - To approve the Xerox Executive Performance Incentive
Plan.

For -             90,166,117
Against -          9,043,886
Abstain -          1,277,670
Broker Non-vote -     93,171

Proposal 4 - Shareholder proposal relating to the MacBride
Principles.

For -             13,881,421
Against -         76,741,062
Abstain -          4,805,929
Broker Non-vote -  5,098,231


Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.


(b)  Current Report on Form 8-K dated June 1, 1995 reporting Item
5 "Other Events" was filed during the quarter for which this Quarterly Report is filed.

			   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					 XEROX CORPORATION
					   (Registrant)




				   _____________________________
Date: August 9, 1995               By  Philip D. Fishbach
				   Vice President and Controller
				  (Principal Accounting Officer)

Exhibit 11
			       Xerox Corporation

		   Computation of Net Income Per Common Share
      (Dollars in millions, except per-share data; shares in thousands)

					     Three months      Six months
					     ended June 30,    ended June 30,
					     1995     1994     1995     1994

I. Primary Net Income Per
     Common Share
   Net income                           $    238  $   168   $   385  $   297
   Accrued dividends on ESOP preferred
     stock, net                              (10)     (12)      (21)     (21)
   Accrued dividends on redeemable
     preferred stock                          (1)      (3)       (2)      (9)
   Call premium on redeemable preferred
     stock                                     -      (11)        -      (11)
     Adjusted net income                $    227  $   142   $   362  $   256

   Average common shares outstanding
     during the period                   107,226  105,481   106,781  105,088
   Common shares issuable with respect
     to common stock equivalents for
     stock options, incentive and
     exchangeable shares                   2,957    3,106     2,957    3,106
   Adjusted average shares outstanding
     for the period                      110,183  108,587   109,738  108,194
   Primary earnings per share           $   2.07  $  1.31   $  3.30  $  2.36


II.Fully Diluted Net Income Per
    Common Share
   Net income                           $    238  $   168   $   385  $   297
   Accrued dividends on redeemable
     preferred stock                          (1)      (3)       (2)      (9)
   Call premium on redeemable preferred
     stock                                     -      (11)        -      (11)
   ESOP expense adjustment, net of tax        (2)      (2)       (4)      (4)
   Interest on convertible debt, net
     of tax                                    -        -         1        1
     Adjusted net income                $    235  $   152   $   380  $   274

   Average common shares outstanding
     during the period                   107,226  105,481   106,781  105,088
   Stock options, incentive and
     exchangeable shares                   2,957    3,106     2,957    3,106
     Convertible debt                        881      881       881      881
     ESOP preferred stock                  9,616    9,813     9,616    9,813
   Adjusted average shares outstanding
     for the period                      120,680  119,281   120,235  118,888
   Fully diluted earnings per share     $   1.96  $  1.28   $  3.16  $  2.31

Exhibit 12                       Xerox Corporation
		  Computation of Ratio of Earnings to Fixed Charges
			Six months ended            Year ended
			     June 30,                December 31,
(In Millions)             1995    1994    1994    1993*  1992**  1991*** 1990
Fixed charges:
  Interest expense      $  417  $  360  $  732  $  755  $  788  $  758 $  799
  Rental expense            90      96     190     201     208     206    191
    Total fixed charges
      before capitalized
      interest             507     456     922     956     996     964    990
  Capitalized interest       -       1       2       5      17       3      -
    Total fixed charges $  507  $  457  $  924  $  961  $1,013  $  967 $  990
Earnings available for
  fixed charges:
  Earnings****          $  746  $  595  $1,558  $ (227) $  192  $  939 $1,116
  Less undistributed
    income in minority
    owned companies        (63)    (35)    (54)    (51)    (52)    (70)   (60)
  Add fixed charges before
    capitalized interest   507     456     922     956     996     964    990
  Total earnings
    available for
    fixed charges       $1,190  $1,016  $2,426  $  678  $1,136  $1,833 $2,046
Ratio of earnings to
   fixed charges (1)(2)   2.35    2.22    2.63    0.71    1.12    1.90   2.07

(1) The ratio of earnings to fixed charges has been computed based on the Company's continuing operations by dividing total earnings available for fixed charges, excluding capitalized interest, by total fixed charges. Fixed charges consist of interest, including capitalized interest, and one-third of rent expense as representative of the interest portion of rentals. Interest expense has been assigned to discontinued operations principally on the basis of the relative amount of gross assets of the discontinued operations. Management believes that this allocation method is reasonable in light of the debt specifically assigned to discontinued operations. The discontinued operations consist of the Company's real-estate development and related financing operations and its third-party financing and leasing businesses, and Other Financial Services businesses.

(2) The Company's ratio of earnings to fixed charges includes the effect of the Company's finance subsidiaries which primarily finance Xerox equipment. Financing businesses, due to their nature, traditionally operate at lower earnings to fixed charges ratio levels than do non-financial companies.

* In 1993, the ratio of earnings to fixed charges includes the effect of the $1,373 million before-tax ($813 million after-tax) charge incurred in connection with the restructuring provision and litigation settlements. Excluding this charge, the ratio was 2.13. 1993 earnings were inadequate to cover fixed charges. The coverage deficiency was $283 million.
** In 1992, the ratio of earnings to fixed charges includes the effect of the $936 million before-tax ($778 million after-tax) charge incurred in connection with the decision to disengage from the Company's Insurance and Other Financial Services businesses. Excluding this charge, the ratio was 2.05.
*** In 1991, the ratio of earnings to fixed charges includes the effect of the $175 million before-tax ($101 million after-tax) charge incurred in connection with a Document Processing work-force reduction. Excluding this charge, the ratio was 2.08.
****Sum of income before income taxes and income attributable to minority ownership.