Form 10-Q
period 1995-09-30
XEROX CORP
filed 1995-11-02
CIK 108772

			      FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:    September 30, 1995

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                        Outstanding at September 30,1995

Common Stock                              107,852,063  shares
Class B Stock                                   1,000  shares

		  This document consists of 39 pages.

		(THIS PAGE IS INTENTIONALLY LEFT BLANK)

			    Xerox Corporation
				Form 10-Q
			    September 30, 1995

			    Table of Contents
							     Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         4

      Consolidated Balance Sheets                               5

      Consolidated Statements of Cash Flows                     6

      Supplemental Cash Flows Information                       7

      Notes to Consolidated Financial Statements                8


   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Financial Summary                                        14

      Document Processing                                      16

      Insurance                                                23

      Discontinued Operations                                  30

      Liquidity and Capital Structure                          32

      Capital Resources                                        33

      Hedging Instruments                                      34


Part II - Other Information

   Item 1. Legal Proceedings                                   36

   Item 6. Exhibits and Reports on Form 8-K                    36

Signatures                                                     37


Exhibit Index

   Computation of Net Income per Common Share                  38

   Computation of Ratio of Earnings to Fixed Charges           39

PART I - FINANCIAL INFORMATION
				 Xerox Corporation
			  Consolidated Statements of Income

					 Three months ended  Nine months ended
					     September 30,     September 30,
(In millions, except per-share data)         1995     1994     1995     1994

Document Processing

Revenues
  Sales                                   $ 2,087  $ 1,830   $ 6,048  $ 5,154
  Service and rentals                       1,694    1,552     5,054    4,587
  Finance income                              246      254       749      750
  Total Revenues                            4,027    3,636    11,851   10,491
Costs and Expenses
  Cost of sales                             1,181    1,097     3,466    3,074
  Cost of service and rentals                 856      752     2,540    2,209
  Equipment financing interest                123      124       378      374
  Research and development expenses           243      217       709      639
  Selling, administrative and general
    expenses                                1,164    1,067     3,442    3,134
  Other, net                                   45       33       122      143
  Total Costs and Expenses                  3,612    3,290    10,657    9,573
  Income before Income Taxes, Equity Income
    and Minorities' Interests                 415      346     1,194      918
  Income Taxes                                160      136       462      361
  Equity in Net Income of Unconsolidated
    Affiliates                                 38       25       102       63
  Minorities' Interests in Earnings of
    Subsidiaries                               37       50       137      137
Income from Document Processing               256      185       697      483

Insurance

Revenues
  Insurance premiums earned                   464      550     1,497    1,726
  Investment and other income                 106      112       337      323
  Total Revenues                              570      662     1,834    2,049
Costs and Expenses
  Insurance losses and loss expenses          406      434     1,261    1,333
  Insurance acquisition costs and other
    insurance operating expenses              145      168       475      553
  Interest expense                             54       51       175      155
  Administrative and general expenses          33       20       102       43
Total Costs and Expenses                      638      673     2,013    2,084
  Realized Capital Gains                       32        4        46       13
Income (loss) before Income Taxes             (36)      (7)     (133)     (22)
  Income Tax Benefits                          16        8        57       22
Income (loss) from Insurance                  (20)       1       (76)       -

Total Company

Net Income                                 $  236  $   186   $   621  $   483

Primary Earnings per Share                 $ 2.03  $  1.61   $  5.33  $  3.97

Fully Diluted Earnings per Share           $ 1.93  $  1.53   $  5.09  $  3.84
See accompanying notes.

				Xerox Corporation
			   Consolidated Balance Sheets
					   September 30,     December 31,
(In millions, except share data in thousands)      1995             1994
Assets

Document Processing
Cash                                           $     51          $    35
Accounts Receivable, net                          2,005            1,811
Finance Receivables, net                          3,895            3,910
Inventories                                       2,946            2,294
Deferred Taxes and Other Current Assets           1,057            1,199
  Total Current Assets                            9,954            9,249
Finance Receivables Due after One Year, net       6,077            6,038
Land, Buildings and Equipment, net                2,075            2,108
Investments in Affiliates, at equity              1,492            1,278
Goodwill                                            631               66
Other Assets                                        691              635
  Total Document Processing Assets               20,920           19,374
Insurance
Cash                                                 86               21
Investments Available-for-Sale                    7,148            8,384
Reinsurance Recoverable                           2,588            3,063
Premiums and Other Receivables                    1,808            1,276
Goodwill                                            248              284
Deferred Taxes and Other Assets                   1,171            1,438
  Total Insurance Assets                         13,049           14,466
Investment in Discontinued Operations             3,657            4,692

Total Assets                                   $ 37,626         $ 38,532

Liabilities and Equity

Document Processing
Short-Term Debt and Current Portion of
  Long-Term Debt                               $  3,081        $   3,159
Accounts Payable                                    432              562
Accrued Compensation and Benefit Costs              664              709
Unearned Income                                     240              298
Other Current Liabilities                         1,937            2,110
  Total Current Liabilities                       6,354            6,838
Long-Term Debt                                    6,401            5,494
Liability for Postretirement Medical Benefits     1,027            1,006
Deferred Taxes and Other Liabilities              2,131            2,210
  Total Document Processing Liabilities          15,913           15,548
Insurance
Unpaid Losses and Loss Expenses                   7,711            8,809
Unearned Income                                     885            1,066
Notes Payable                                       388              425
Other Liabilities                                   928              954
  Total Insurance Operating Liabilities           9,912           11,254
Discontinued Operations Liabilities -
  Life Reinsurance Payable and Other              3,256            4,194
Other Long-Term Debt and Obligations              2,436            2,102
Deferred ESOP Benefits                             (596)            (596)
Minorities' Interests in Equity of Subsidiaries     748            1,021
Preferred Stock                                     767              832
Common Shareholders' Equity                       5,190            4,177

Total Liabilities and Equity                   $ 37,626        $  38,532
Shares of common stock issued and outstanding        107,852           105,993
See accompanying notes.

				  Xerox Corporation
			  Consolidated Statements of Cash Flows
Nine months ended September 30,     (In millions)       1995          1994

Cash at Beginning of Period
Document Processing                                  $    35       $    68
Insurance                                                 21            18
  Total                                                   56            86
Document Processing
Cash Flows from Operating Activities                      24           (81)
Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (295)         (255)
  Proceeds from sales of land, buildings and equipment    46           152
  Purchase of additional interest in Rank Xerox         (972)            -
  Net change in payables to Insurance                    (43)           (9)
  Net transactions with Insurance                        112            47
  Net transactions with Discontinued Operations           35            25
    Total                                             (1,117)          (40)
Cash Flows from Financing Activities
  Net change in debt                                   1,392           840
  Yen financing repayment                                  -          (116)
  Dividends on common and preferred stock               (292)         (297)
  Proceeds from sale of common stock                     120            78
  Redemption of preferred stock                          (65)         (241)
  Dividends to minority shareholders                     (64)          (69)
  Net proceeds (returned to)/received from
   minority shareholders                                  20           (32)
    Total                                              1,111           163
Effect of Exchange Rate Changes on Cash                   (2)          (68)
    Net Cash Flows from Document Processing               16           (26)
Insurance
Cash Flows from Operating Activities                    (364)         (110)
Cash Flows from Investing Activities
  Proceeds from sale of Constitution Re                  421             -
  Proceeds from sale of Viking                           105             -
  Purchase of portfolio investments                   (1,310)       (1,807)
  Proceeds from sales of portfolio investments         6,135           575
  (Increase)decrease in short-term investments        (4,416)          976
    Subtotal                                             935          (256)
  Other, net                                             (35)          (13)
  Net transactions with Discontinued Operations           61            12
    Total                                                961          (257)
Cash Flows from Financing Activities
  Net change in notes payable                            (37)          210
  Net change in debt                                    (383)          196
  Net transactions with Document Processing             (112)          (47)
    Total                                               (532)          359
    Net Cash Flows from Insurance                         65            (8)
Discontinued Operations
  Income from discontinued operations                      -             -
  Collections and changes in assets, net               1,034           164
  Net change in debt                                      10          (126)
  Net change in operating liabilities                   (948)           (1)
  Net transactions with Document Processing              (35)          (25)
  Net transactions with Insurance                        (61)          (12)
    Net Cash Flows from Discontinued Operations           -              -

Cash at End of Period
Document Processing                                       51            42
Insurance                                                 86            10
  Total                                              $   137       $    52
See Supplemental Cash Flows Information and accompanying notes.

				   Xerox Corporation
			  Consolidated Statements of Cash Flows
			   Supplemental Cash Flows Information

Reconciliation of income to cash flows from operating activities:
Nine months ended September 30,     (In millions)        1995         1994

Document Processing
Income from Document Processing                        $  697       $  483
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                           486          476
  Provisions for doubtful accounts                        201          161
  Provision for postretirement medical benefits            37           41
  Charges against 1993 restructuring reserve             (258)        (295)
  Minorities' interests in earnings of subsidiaries       137          137
  Undistributed equity in income of affiliated companies  (99)         (58)
  Increase in inventory                                  (819)        (635)
  Increase in finance receivables                        (172)        (255)
  Increase in accounts receivable                        (256)        (248)
  Decrease in accounts payable and accrued compensation
    and benefit costs                                     (34)         (26)
  Net change in current and deferred income taxes         207           72
  Other, net                                             (103)          66

Cash Flows from Operating Activities                   $   24       $  (81)

Insurance
Loss from Insurance                                    $  (76)       $   -
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                            27           24
  Provisions for doubtful accounts                          9            5
  Realized capital gains                                  (46)         (13)
  (Increase)decrease in receivables                      (213)         277
  Increase in accounts payable and accrued
     compensation and benefit costs                        49           17
  Increase in unearned income                              47           34
  Decrease in unpaid losses and loss expenses            (304)        (411)
  Other, net                                              143          (43)

Cash Flows from Operating Activities                   $ (364)      $ (110)

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


2. Inventories consist of (in millions):

				    September 30,      December 31,
					    1995              1994

Finished products                       $  1,905          $  1,458
Work in process                              100                88
Raw materials and supplies                   369               268
Equipment on operating leases, net           572               480
    Total                               $  2,946          $  2,294


3. Common shareholders' equity consists of (in millions):

				    September 30,      December 31,
					    1995              1994

Common stock                            $    109          $    107
Additional paid-in-capital                 1,531             1,406
Retained earnings                          3,511             3,197
Net unrealized loss on
  investment securities                       (1)             (433)
Translation adjustments                       40              (100)
    Total                               $  5,190          $  4,177


4. Effective January 1, 1995, the Company changed the reporting periods of the companies owned jointly with The Rank Organisation Plc ("RO")("the Rank Xerox Companies") and Latin American operations from fiscal years ending October 31 and November 30, respectively, to a calendar year ending December 31. The results of these operations during the period between the end of the 1994 fiscal year and the beginning of the new calendar year ("the stub period") were recorded as a direct charge to retained earnings and amounted to a loss of $21 million. The charge to retained earnings was made to avoid reporting more than twelve months results of operations in one year. Accordingly, the Company's 1995 Consolidated Statements of Income reflect the results of worldwide operations for periods beginning January 1, 1995. The Consolidated Statement of Cash Flows reflects the cash activity

			Xerox Corporation
	    Notes to Consolidated Financial Statements


for the stub period in the "Other, net" line of the Document
Processing Operating Activities section.


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


6. The Company's Consolidated Balance Sheet at September 30, 1995 includes current and non-current accrued liabilities of $258 million and $221 million, respectively, associated with the Document Processing restructuring program announced in December 1993. At December 31, 1994, the corresponding accrued liabilities aggregated $765 million. During the stub period and the nine month period ended September 30, 1995, $30 million and $256 million of net pre-tax charges, respectively, were charged against the aggregate reserve balance. Management believes the aggregate reserve balance of $479 million at September 30, 1995 is adequate for the completion of the restructuring program. Additional information concerning the progress of the restructuring program is included in the accompanying Management's Discussion and Analysis on page 19.


7. Other Information on the Company's Consolidated Statements follows:

Interest expense totaled $203 million and $181 million for the three months ended September 30, 1995 and 1994, respectively.
Interest expense was $620 million and $541 million for the nine month periods then ended.

Long-term debt, excluding the current portion, totaled $9,037 million at September 30, 1995 and $7,780 million at December 31,
1994.


8. During April 1995, Talegen Holdings, Inc. ("Talegen"), a subsidiary of the Company, entered into an agreement with Guaranty National Corporation for the sale of Viking Insurance Holdings, Inc., ("Viking") a Talegen subsidiary. Revenues for Viking were (in millions) $161, $182, and $224 for the years

			Xerox Corporation
	    Notes to Consolidated Financial Statements


ended December 31, 1994, 1993, and 1992, respectively. On July 18, 1995, the sale of Viking closed for approximately $103 million in cash plus future upward price adjustments based on loss reserve development. The transaction approximated book value.


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


11. On June 1, 1995, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe Life's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at September 30, 1995. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.


12. Litigation

Document Processing

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. On April 15, 1994, another case was filed in the United States District Court for the Northern District of California by 21 different ISOs from 12 states. Plaintiffs in these actions claim damages (to be trebled) to their individual businesses resulting from essentially the same alleged violations

			Xerox Corporation
	    Notes to Consolidated Financial Statements


of law at issue in the antitrust class action in Texas, which was settled by the Company during 1994. In one of the cases damages are unspecified and in the other damages in excess of $10 million are sought. In addition, injunctive relief is sought in both actions. Claims for individual lost profits of ISOs who were not named parties were not included in the class action. The two actions have been consolidated for pretrial proceedings in the District of Kansas. The Company has asserted counterclaims against certain of the plaintiffs alleging patent and copyright infringement, misappropriation of Xerox trade secrets, conversion and unfair competition and/or false advertising. The Company denies any wrongdoing and intends to vigorously defend these actions and pursue its counterclaims.

Insurance

On September 15, 1992, International Surplus Lines Insurance
Company, which has since been merged into International Insurance Company (International Insurance), a subsidiary of Talegen, filed a complaint in the United States District Court for the Southern District of Ohio, Eastern District, in Columbus, Ohio against certain underwriting syndicates at Lloyds of London and other foreign reinsurance companies. The complaint seeks a declaratory judgment that the defendants are obligated to reimburse
International Insurance under various reinsurance contracts for approximately $255 million in payments made or to be made to Owens-Corning Fiberglas (OCF) for asbestos-related losses. In an Opinion and Order dated September 27, 1994, International
Insurance's motion for summary judgment was granted. The court ruled that International Insurance's payment of OCF's losses, based on the determination that the manufacture, sale and distribution of products containing asbestos constituted a single occurrence, was reasonable and therefore binding on International Insurance's reinsurers. The defendants filed motions for reconsideration of the September 27 order. In order to avoid the expense of further litigation and possible appeals, International Insurance has executed settlement agreements with most of the defendants in the action. The recovery pursuant to the settlement agreements approximates the recorded reinsurance recoverable balance after consideration for amounts written-off for uncollectible reinsurance in prior years. Settlement discussions with the remaining defendants are continuing and are expected to result in additional executed settlement agreements with some or all defendants. As of September 30, 1995, approximately $18.6 million is outstanding with these remaining reinsurers. The litigation is currently stayed by agreement of the parties pending the current discussions to settle the litigation in its entirety.

In another OCF matter, on December 13, 1993, a complaint was filed in the United States District Court for the District of New

			Xerox Corporation
	    Notes to Consolidated Financial Statements


Jersey against The North River Insurance Company (North River), a subsidiary of Talegen, by certain foreign insurance companies and underwriting syndicates at Lloyds of London seeking to recover certain sums paid, and to avoid certain sums to be paid, by them to North River under various reinsurance contracts. Such sums relate to approximately $106 million in defense expense costs North River paid under insurance policies it issued for asbestos bodily injury coverage to OCF; the payments resulted from a decision rendered in favor of OCF in a binding arbitration. Of this amount, plaintiffs paid North River approximately $68 million; approximately $38 million remains unpaid. The reinsurers allege that North River misrepresented and withheld certain facts surrounding the decision and breached certain duties to its reinsurers. As part of the Talegen restructuring, International Insurance has assumed the rights and obligations with respect to these reinsurance contracts. A motion by North River to dismiss the complaint for lack of federal subject matter jurisdiction was granted on May 3, 1995. Plaintiffs refiled their claims in New York state court on June 28, 1995. On July 31, 1995, International Insurance filed a counterclaim for amounts plaintiffs have not paid. International Insurance believes it is entitled to the full payment of these reinsurance recoverables and will vigorously defend the foregoing action.

Farm & Home Savings Association (Farm & Home) filed a lawsuit in the United States District Court for the Western District of Missouri, Southwest Division alleging that under an agreement previously entered into by certain Talegen insurance companies (Insurance Companies) with Farm & Home (Indemnification Agreement), the Insurance Companies are required to defend and indemnify Farm & Home from actual and punitive damage claims being made against Farm & Home relating to the Brio superfund site (Brio). The Indemnification Agreement had been entered into in connection with the settlement of disputes between Farm & Home and the Insurance Companies regarding policies issued to Farm & Home during the time it was developing the Southbend subdivision in Friendswood, Texas (Southbend), which is close to Brio. Under the Indemnification Agreement, the Insurance Companies are required to indemnify Farm & Home only as to claims asserted by current or former residents of Southbend itself, or persons whose injuries are alleged to have been incurred as a direct consequence of exposure to allegedly hazardous substances within Southbend emanating from the Brio site. Farm & Home alleges that the Indemnification Agreement covers claims for injuries arising elsewhere than Southbend. The Insurance Companies deny any liability to Farm & Home. Cross motions for summary judgment in the action are pending. However, the parties have reached agreement in principle on a stand-still whereby the litigation will be dismissed with all parties reserving their rights.

			Xerox Corporation
	    Notes to Consolidated Financial Statements


In a number of lawsuits pending against Farm & Home in the District Courts of Harris County, Texas, plaintiffs seek both actual and punitive damages allegedly relating to injuries arising out of the hazardous substances at Brio. The Insurance Companies have been defending these cases under a reservation of rights because it is unclear whether certain of the claims fall under the coverage of either the policies or the Indemnification Agreement. In one of the pending cases, the court dismissed claims brought by plaintiffs who were unable to demonstrate a pertinent nexus to the Southbend subdivision. In a second case, the plaintiffs' attorney has agreed to dismiss claims asserted by similarly situated plaintiffs.

			Xerox Corporation
	     Management's Discussion and Analysis of
	  Results of Operations and Financial Condition


The financial summary for the third quarter and year-to-date and this discussion present the operating results from Document Processing and Insurance with discontinued operations discussed separately. Income from Insurance, as shown in the financial summary, includes assigned interest expense from the parent company.

Financial Summary
							    Year-to-date
(In millions,                       Third quarter           September 30,
except per-share data)          1995    1994  % Growth   1995    1994 % Growth

Revenues
Document Processing            $4,027  $3,636     11%   $11,851  $10,491   13%
Insurance                         570     662    (14)     1,834    2,049  (10)
Total Revenues                 $4,597  $4,298      7    $13,685  $12,540    9

Net Income (Loss)
Document Processing            $  256  $  185     38    $   697  $   483    44
Insurance                         (20)      1      *        (76)       -     *
Net Income                     $  236  $  186     27    $   621  $   483    29

Primary Earnings (Loss)
  per Share
Document Processing            $ 2.21  $ 1.60     38    $ 6.02   $ 3.97     52
Insurance                        (.18)    .01      *      (.69)       -      *
Primary Earnings per Share     $ 2.03  $ 1.61     26    $ 5.33   $ 3.97     34

Fully Diluted Earnings (Loss)
  per Share
Document Processing            $ 2.09  $ 1.53     37    $ 5.72   $ 3.84     49
Insurance                        (.16)      -      *      (.63)       -      *
Fully Diluted Earnings
  per Share                    $ 1.93  $ 1.53     26    $ 5.09   $ 3.84     33

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

When compared with the major European currencies, the U.S. dollar was approximately 10 percent weaker in the 1995 third quarter than in the 1994 third quarter, and approximately 13 percent weaker in the 1995 first nine months than in the 1994 first nine months. As a result, foreign currency translation had a favorable impact of 3 percentage points on total revenues in the 1995 third quarter and 4 percentage points on total revenues in the 1995 first nine months.

The Company does not hedge the translation of foreign currency-denominated revenues.

Revenues

Management estimates that the components of underlying revenue growth were as follows:

Underlying Growth
				 1995             1994
			      Q3  Q2  Q1   FY   Q4   Q3   Q2  Q1

Total Revenues                8%  8%  11%  7%  11%   4%   6%   5%

Sales
 Equipment                    7   8    9   10   13    4   11   9
 Supplies                     9  10   22   11   22   10    3  10
 Paper                       42  42   52    4   21    1   (2) (1)
  Total                      11  12   18   10   14    5    9   9

Service/Rentals/FacMgmt/Other
 Service                      1   4   3     4    6    4    4   3
 Rentals                      3  (2)  3    (1)   5   (4)  (3) (7)
 Facilities Management/Other 38  28  33    20   22   20   22  17
   Total                      6   6   6     5    8    5    5   3

Finance Income               (7) (2) (4)   (4)  (3)  (3)  (6) (7)

Memo:
Non-Equipment Revenues        8   9  12     5    9    4    4   3

Total revenue growth of 8 percent in the 1995 third quarter was unchanged from the 1995 second quarter and a decline from the growth of 11 percent in the 1995 first quarter and the 1994 fourth quarter.

The good growth in equipment sales in the third quarter reflected excellent growth in data center printing and color copying and printing, and good growth in production publishing and black-and-white copying, which was somewhat offset by lower printer engine sales to original equipment manufacturers due to unusually high shipments in the third quarter of last year. Excluding these OEM sales, equipment sales grew 12 percent which represents an improvement from earlier quarters this year. On a geographical basis, continuing excellent growth in Brazil was moderated by demand in the U.S. and Europe.

Non-Equipment revenues from supplies, paper, service, rentals, facilities management and other revenues, and income from customer financing represented 68 percent of total revenues in the 1995 third quarter, unchanged from the 1995 second quarter but a decline from 72 percent in the 1995 first quarter. Growth in these revenues is primarily a function of the growth in the Company's installed population of equipment, usage and pricing.


  Supplies sales: The good growth in the 1995 third quarter and 1995 second quarter, and the excellent growth in the 1995 first quarter are due principally to continued excellent growth in enterprise printing and cartridge sales for personal copiers. The declining sequential trend this year reflects lower OEM sales.

  Paper sales: The Company's policy is to charge a spread over mill wholesale prices to cover its costs and value added as a distributor. The excellent growth this year is due primarily to higher worldwide prices.

  Service revenues: The modest growth in recent quarters reflects the diversionary trend to facilities management and competitive pricing pressures.

  Rental revenues: Non-U.S. rental revenues continued the long term decline reflecting a customer preference for outright purchase. In the U.S., however, there is an increasing trend toward cost-per-copy rental plans, which adversely affects upfront equipment sales, service revenues and finance income. This trend toward rentals rather than equipment sales also increases revenues in future periods but reduces current period total revenues.

  Facilities management, copy centers and other revenues: This growth reflects the trend of customers focusing on their core businesses and outsourcing their document processing requirements to Xerox. This has the effect of diverting revenue from equipment sales, service and finance income. This trend toward facilities management rather than equipment sales can also increase revenues in future periods but reduce current period total revenues.

  Finance income: The decline is due to a continuation of the trend of lower interest rates on financing contracts.


Geographic Revenues

Geographically, the underlying revenue growth rates are estimated as follows:

			  1995                     1994
		      Q3   Q2   Q1        FY   Q4   Q3   Q2   Q1

Total Revenues        8%   8%   11%        7%  11%   4%   6%   5%

United States         5    5     8         7   10    6    7    4
Rank Xerox            2    5    13         7   13    3    7    6
Other Areas          27   25    17         7   10    4    2    5

The Company's U.S. revenues grew 5 percent in the third quarter, equal to the second quarter and a decrease from the 1995 first quarter. However, U.S. revenues, grew 9 percent in the third quarter excluding the impact of unusually high OEM printer engine sales in the third quarter last year, when a new customer placed a large order to fill its distribution channel. Third quarter revenue growth was also adversely affected by some residual disruption from sales force productivity initiatives begun earlier this year.

Rank Xerox Limited and related companies (Rank Xerox) manufactures and markets Xerox products principally in Europe. The Rank Xerox revenue growth rate declined from 13 percent in the 1995 first quarter and the 1994 fourth quarter to 5 percent in the 1995 second quarter to 2 percent in the 1995 third quarter. In the 1995 third quarter revenue growth was good in the United Kingdom, Holland and the smaller European countries, and modest in Germany. Revenue in France declined for the second consecutive quarter primarily due to reduced government spending. Due to the change to calendar-year financial reporting, the traditionally slow month of August falls in the third quarter this year compared with the fourth quarter in 1994. Revenue in Italy had no growth after excellent growth in the first half. Revenue in Spain declined after strong growth in the first half.

Other Areas includes operations principally in Latin America and Canada. Revenue growth has been substantial in Brazil, strong in the smaller Latin American countries, and good in Canada. In Brazil, since a new economic plan was implemented in July 1994, inflation has declined to 1-3 percent per month and the economy has shown strong growth. In Mexico, revenues have declined significantly this year due to devaluation and the continuing economic disruption following devaluation of the Mexican peso in December 1994. In 1994, full year revenues were $300 million in Mexico and over $1 billion in Brazil.

Major Product Categories

For the major product categories, the underlying revenue growth rates are estimated as follows:

			     1995                 1994
			 Q3   Q2   Q1    FY   Q4   Q3   Q2   Q1

Total Revenues            8%  8%   11%    7%  11%   4%   6%   5%

Black & White Copiers     3   2     4     4    7    -    4    3
Enterprise Printing      18  20    22    20   22   17   22   21

Revenues from black-and-white copying represented 60 percent of total document processing revenues in the 1995 third and second quarters, 61 percent in the 1995 first quarter and 63 percent for the 1994 full year. Revenues from enterprise printing, including production publishing, data center printing, network printing, and color printing and copying, represented 24 percent of total revenues in the 1995 third and second quarters, 23 percent in the 1995 first quarter and 22 percent for the 1994 full year.


Productivity Initiatives

In December 1993, the Company announced a restructuring program with the objectives of continuing to significantly reduce the cost base and to improve productivity. The Company's objective was to reduce its worldwide work force by more than 10,000 employees and to close or consolidate a number of facilities. The Company achieved pre-tax cost reductions of approximately $350 million in 1994, and expects to achieve approximately $700 million in 1995 and higher amounts thereafter. However, a portion of these savings is being reinvested to reengineer business processes, to support expansion in emerging markets, and to mitigate anticipated continued pressure on gross margins.

Employment declined by 11,400 from year-end 1993 to 85,600 employees at the end of the 1995 third quarter; 11,100 of the reductions were due to restructuring program initiatives and 1,300 employees were transferred to Electronic Data Systems Corp. (EDS), partially offset by 1,000 net hires. Employment declined by 200 in the 1995 third quarter, including 500 due to the restructuring program, partially offset by the addition of 300 employees, principally to support the rapidly growing facilities management business. For the 1995 first nine months, employment declined by 2,000, including 3,500 due to the restructuring program, partially offset by the addition of 1,500 employees, principally to support the facilities management business.

To date, the activities associated with the productivity initiatives are on track towards achieving the Company's objectives.

Costs and Expenses

The gross margins by revenue stream were as follows:

Gross Margins
			1995                     1994
		    Q3    Q2    Q1    FY    Q4    Q3    Q2    Q1

Total Gross Margin 46.4% 46.7% 45.2% 45.8% 45.3% 45.7% 46.2% 46.3%

Sales              43.4  43.3  41.2  40.7  41.5  40.1  40.6  40.3
Service/Rental     49.5  50.6  49.1  51.6  50.9  51.5  52.1  51.9
Financing          49.8  48.5  50.1  50.1  50.1  51.2  49.8  49.3

Total gross margins improved by 0.7 percentage points in the 1995 third quarter from the 1994 third quarter. The improvement of 3.3 percentage points in the sales gross margin from the 1994 third quarter was principally due to cost reductions and favorable product and geographical mix, principally Brazil, partially offset by currency and increasing pricing pressures. The erosion in the service and rentals gross margin of 2.0 percentage points from the 1994 third quarter was largely due to significant inflationary cost increases which were not offset by pricing in Brazil, and pricing pressures, partially offset by productivity improvements.

Research and development (R&D) expense increased 12 percent in the 1995 third quarter and 11 percent for the 1995 first nine months. The Company expects to continue to invest in technological development to maintain its premier position in the rapidly changing document processing market and expects to introduce a stream of new, technologically innovative products in the coming months. The Company's R&D is strategically coordinated with that of Fuji Xerox Co., Ltd., an unconsolidated joint venture between Rank Xerox Limited and Fuji Photo Film Company Limited. Fuji Xerox invested approximately $500 million in R&D in 1994.

Selling, administrative and general expenses (SAG) increased 6 percent in the 1995 third quarter and the 1995 first nine months principally due to economic cost increases, particularly in Brazil, and investments in improved systems and sales distribution channels, partially offset by improved productivity. SAG was 28.9 percent of revenue in the third quarter, consistent with earlier quarters this year, and an improvement of 0.4 percentage points from the 1994 third quarter.

The increase in other expenses, net in the 1995 third quarter reflects higher interest expense principally due to the financing of the Company's increased financial interest in Rank Xerox. Foreign currency losses from balance sheet translation in the Company's Brazilian operations continued to be modest and declined somewhat from the 1994 third quarter. This decline was offset somewhat by increased losses in other Latin American operations, primarily in Colombia. In the 1995 first half a reduction of year-over-year losses from balance sheet translation was primarily due to a lower rate of net currency devaluation in Brazil.


Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes, equity in net income of unconsolidated affiliates and minorities' interests increased 20 percent to $415 million in the 1995 third quarter from $346 million in the 1994 third quarter. For the 1995 first nine months, this income increased 30 percent to $1,194 million from $918 million in the 1994 first nine months. The excellent profit growth in the third quarter and the first nine months reflects the benefits from productivity initiatives and was particularly influenced by substantial profit growth in the Company's Brazilian operations.

The effective tax rate was 38.6 percent in the 1995 third quarter compared with 39.3 percent in the 1994 third quarter, and 39.3 percent in the 1994 full year. In the 1995 first nine months, the effective tax rate was 38.7 percent.

Equity in the net income of unconsolidated affiliates, principally Fuji Xerox, increased in the 1995 third quarter to $38 million from $25 million in the 1994 third quarter. This equity in net income was $102 million in the 1995 first nine months compared with $63 million in the 1994 first nine months. The increase in Fuji Xerox income in the third quarter and the first nine months was due to revenue growth in their domestic market and currency translation.

Minorities' interests in the earnings of subsidiaries was $37 million in the 1995 third quarter compared with $50 million in the 1994 third quarter, and was $137 million for the 1995 first nine months, equal to the 1994 first nine months. The decrease in the third quarter was due to the Company's increased financial interest in Rank Xerox partially offset by excellent growth in Rank Xerox income. For the first nine months, the decrease due to the Company's increased financial interest in Rank Xerox was offset by excellent growth in Rank Xerox income.

On February 28, 1995, Xerox increased its financial interest in Rank Xerox to 80 percent from 67 percent. This transaction reduced third quarter and the first nine months minorities' interest by approximately $25 million and $89 million, respectively.

Income

Income in the 1995 third quarter was $256 million, a growth of 38 percent compared with the 1994 third quarter. For the 1995 first nine months, income was $697 million, a growth of 44 percent from the $483 million of income in the 1994 first nine months.

The 1995 third quarter Document Processing primary earnings per share increased 38 percent to $2.21 and the 1995 first nine months primary earnings per share increased 52 percent to $6.02. Fully diluted earnings per share increased 37 percent to $2.09 in the 1995 third quarter and by 49 percent in the 1995 first nine months to $5.72.


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

			     Insurance

Insurance Operating Results

The results of Insurance and Other Financial Services ("IOFS") are separated into the continuing Insurance segment and discontinued operations, which include Other Financial Services ("OFS"), (discontinued in 1993) and third-party financing and real-estate development (discontinued in 1990). The Insurance segment includes Talegen Holdings, Inc. ("Talegen"), Ridge Reinsurance Limited ("Ridge Re") and that portion of Xerox Financial Services, Inc. ("XFSI") interest expense and other costs associated with the continuing business activities. The Constitution Re Corporation ("Constitution Re") sale to EXOR America Inc. ("EXOR") was completed on April 26, 1995 for a cash sale price of $421 million. The transaction resulted in a net loss of approximately $7 million. On July 18, 1995 Xerox completed the sale of Viking Insurance Holdings, Inc., a Talegen subsidiary, to Guaranty National Corporation ("GNC") for approximately $103 million in cash plus future upward price adjustments based on loss reserve development. The transaction approximated book value. On August 31, 1995, Xerox completed the sale of First Quadrant Corporation's insurance investment management segment to American Re Asset Management, Inc. ("ARAM"), a subsidiary of American Re Corporation. Net proceeds from the sales of Constitution Re to EXOR, Viking to GNC and First Quadrant insurance segment to ARAM have largely been used to pay down debt and are in line with the Company's previously announced strategy to disengage from financial services and redeploy capital into its more profitable document processing business. Talegen continues to own Crum & Forster Holdings, Inc., Industrial Indemnity Holdings, Inc., Coregis Group, Inc., Westchester Specialty Group, Inc., The Resolution Group, Inc. and three service companies (which, including Talegen, are referred to as the "Remaining Companies").

Income after-tax from the Insurance segment was a $20 million loss in the third quarter, 1995, compared with a $1 million profit in the third quarter, 1994. For the first nine months, 1995, income after-tax was a $76 million loss compared to break even in the first nine months, 1994. Third quarter and first nine months results are summarized in the following table.

					    Third Quarter      Nine Months
(In millions)                              1995      1994    1995      1994
Talegen Remaining Companies                $ 46      $ 38    $124 *    $101
Monsanto Settlement (Holding Co. Portion)     -         -     (14)*       -
Talegen Dispositioned Companies               4        13      (3)       33
   Total Talegen                             50        51     107       134
Cessions To Ridge Re                        (22)      (11)    (56)*     (17)
Interest/Other                              (48)      (39)   (127)     (117)
   Total Insurance                         $(20)     $  1    $(76)*    $  -

* The first nine months, 1995, includes the $22 million after-tax impact of the March 2, 1995 settlement between Monsanto Company and Talegen and four of its insurance subsidiaries ($1 million in Remaining Companies, $14 million at the holding company level and $7 million in cessions to Ridge Re).

The Remaining Companies had after-tax income of $46 million in the third quarter, 1995, compared with $38 million in the third quarter, 1994. For the first nine months, 1995, after-tax income totaled $124 million compared with $101 million in the first nine months, 1994. The year-over-year improvements in both the third quarter and year-to-date are due to generally improved underwriting results, higher investment income and higher net realized capital gains, partially offset by higher catastrophe losses and interest expense related to the $425 million in debt issued in the fourth quarter, 1994.

Revenues from the Insurance businesses were $570 million in the third quarter, 1995, a decline of 14 percent from the third quarter, 1994. Revenues for the first nine months, 1995, totaled $1,834 million, a 10 percent decline from the first nine months, 1994. The lower revenues in both the third quarter and first nine months 1995 reflect the absence of 1995 earned premium volumes for Constitution Re and Viking subsequent to their sales. For the Remaining Companies, year-over-year earned premiums increased in the third quarter and were approximately flat for the nine months. Further details on premium levels are included in the individual Talegen insurance operating group results.

The overall underwriting loss for the Remaining Companies in the third quarter, 1995, increased by $10 million to $49 million, compared with $39 million in the third quarter, 1994. The increase in the third quarter 1995 includes approximately $11 million after-tax impact for catastrophe losses associated with Hurricanes Erin and Marilyn compared to nominal catastrophe losses in the prior year period. For the first nine months, the underwriting loss improved by $2 million to $126 million. The nine month improvement in 1995 primarily reflects more favorable loss experience in certain insurance operating groups on current and prior years' business and continuing overall expense controls, partially offset by higher catastrophe losses.

Third quarter, 1995, underwriting results include cessions to Ridge Re (a wholly owned subsidiary of XFSI that provides reinsurance coverage to current and former Talegen Insurance Operating Groups) of $33 million pre-tax ($22 million after-tax) of adverse development related to 1992 and prior accident years. For the first nine months, 1995, cessions total $86 million pre-tax ($56 million after-tax). Cessions to Ridge Re in 1994 totaled $16 million pre-tax ($11 million after-tax) for the third quarter and $25 million pre-tax ($17 million after-tax) for the first nine months.

Pre-tax catastrophe losses for the Remaining Companies were approximately $17 million in the third quarter, 1995, compared with approximately $1 million in the third quarter, 1994. For the first nine months, 1995 losses totaled $26 million compared with $19 million in the first nine months, 1994. The increase in the third quarter reflects losses related to Hurricanes Erin and Marilyn, while the year-to-date increase reflects the impact of heavier storm activity in the Midwest and the aforementioned hurricanes compared with the Northridge earthquake in California and Northeast winter storms in 1994.

Underwriting results (expressed in terms of gross written premiums and combined ratios) and after-tax income for each of Talegen's four ongoing insurance operating groups included in the Remaining Companies results are summarized in the following table. Underwriting results for The Resolution Group are not meaningful on this basis since that unit has insignificant run-off premiums and, therefore, are not displayed.


			    Gross                    Combined      After-Tax
			    Premiums    Growth         Ratio        Income
($ in millions)             Written       %       1995     1994   1995  1994
Third Quarter
Coregis                     $ 155          5%     105.0   102.1   $10    $ 8
Crum & Forster Insurance      318         29      108.8   105.7    43     20
Industrial Indemnity           73        (21)     104.5    98.2     8     13
Westchester Specialty Group    77        (13)     117.8   106.7     5      8

Nine Months
Coregis                     $ 322         10%     101.4   105.8   $30    $16
Crum & Forster Insurance      870         16      109.1   107.0    77     47
Industrial Indemnity          230        (23)     107.5   106.9    16     27
Westchester Specialty Group   224        (14)     115.1   106.9    17     20


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

At Coregis, strong program management disciplines resulted in gross written premium growth of 5 percent for the quarter and 10 percent for nine months as good renewal retentions and expansion in various core programs continued. The combined ratio increased
2.9 points to 105.0 for the quarter, but decreased 4.4 points to
101.4 for nine months. Improved loss experience in 1995 was partially offset by higher operating expenses in the third quarter. Net income increased $2 million for the quarter and $14 million for the nine months due to increased production, improved loss experience, and higher net investment income and net realized capital gains. These positive impacts were partially offset by interest expense on debt issued in the fourth quarter of 1994.

Crum & Forster Insurance continued to achieve new business expansion and strong renewal retentions with the company's custom agents as reflected in gross written premium growth of 29 percent for the third quarter and 16 percent for nine months. The combined ratio increased 3.1 points for the quarter to 108.8 and
2.1 points to 109.1 for the nine months primarily due to loss funding on prior years' business. Net income increased $23 million for the quarter and $30 million year-to-date reflecting higher net investment income and net realized capital gains, partially offset by interest expense on debt issued in the fourth quarter of 1994.

At Industrial Indemnity gross premium volume declined 21 percent for the quarter and 23 percent for the first nine months due to the continued competitive open rating environment for workers compensation business in California, the company's largest market. The combined ratio was 104.5 for the third quarter, a favorable result, although 6.3 points higher than the prior year period due to the release of loss reserves in 1994. The year-to-date combined ratio was 107.5, or 0.6 point higher than the first nine months of 1994 due to reserve releases. The lower production in California and interest expense on debt issued in the fourth quarter of 1994 contributed to decreases of $5 million in net income for the quarter and $11 million for the nine months.

Gross premium volume at Westchester Specialty declined 13 percent for the third quarter and 14 percent for nine months. Continuing the trend of recent quarters, casualty business declined due to market pressure on prices and related exposure reductions, while premiums grew in profitable property business. The company has strengthened its loss funding for casualty business causing the combined ratio to increase 11.1 points for the quarter to 117.8 and 8.2 points for the nine months to 115.1. The effects of higher loss funding and interest expense on debt issued in the fourth quarter of 1994 were largely offset by improved net investment income and net realized capital gains, resulting in a $3 million decline in net income for the quarter and nine months.

The Resolution Group's combined ratio is not meaningful due to the absence of new and renewal business. In addition, gross premium volume continues to be insignificant and represents the run-off of discontinued business. Net income was minimal.

Investment income for Talegen Remaining Companies was $100 million in the third quarter, 1995, compared with $91 million in the third quarter, 1994. For the first nine months, 1995, investment income was $297 million compared with $261 million in the first nine months, 1994. The increase in 1995 investment income primarily reflects a higher level of invested assets and higher yields.

Realized pre-tax capital gains for Talegen Remaining Companies totaled $33 million in the third quarter, 1995, compared to $4 million in the third quarter, 1994. For the first nine months, 1995, gains totaled $46 million compared to $14 million in the first nine months, 1994. The third quarter, 1995 capital gains included the impact from repositioning the Remaining Companies portfolios.


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

The Company's objective is to continue to obtain value from the Insurance investments. The ultimate value will depend on the success of the operational improvements, timing, the level of interest rates, and the relative values of insurance properties, and a sizable charge to income could occur.

Talegen Reserves

The methodologies for establishing reserves for unpaid losses and loss expenses and reserves for uncollectible reinsurance are discussed in the Company's Form 10-K. The following table sets forth gross unpaid losses and loss expenses, reinsurance recoverables on unpaid losses and loss expenses and the resultant net unpaid losses and loss expenses for the insurance companies within the Remaining Companies as of September 30, 1995 and December 31, 1994:

Unpaid Losses and Loss Expenses

			     September 30, 1995          December 31, 1994
				 Reinsurance                Reinsurance
			    Gross  Recover-  Net      Gross   Recover-  Net
($ in millions)           Reserves   ables  Reserves  Reserves ables  Reserves

Coregis                     $1,040  $  281   $  759   $  995    $271   $  724
Crum & Forster Insurance     2,954     788    2,166    2,941     768    2,173
Industrial Indemnity         1,324     180    1,144    1,445     188    1,257
The Resolution Group         1,629   1,002      627    1,680     983      697
Westchester Specialty Group  1,220     485      735    1,225     485      740
Ceded balances to affiliates  (456)   (456)       -     (451)   (451)       -
Total                       $7,711  $2,280   $5,431   $7,835  $2,244   $5,591

Memo Item:
1) Included in the above reinsurance recoverable balances are recoverables from Ridge Re of $139 million and $53 million at September 30, 1995 and December 31, 1994, respectively.

The changes in gross reserves over the nine months ending September 30, 1995 represent reserves established for premiums earned during the nine month period offset by claim and loss
expense payments made.   Additionally, insurance companies within
Crum & Forster Insurance, Westchester Specialty Group and The Resolution Group strengthened gross reserves for development on 1994 and prior accident year claims, by $48 million, $45 million and $34 million, respectively, whereas insurance companies within Coregis and Industrial Indemnity reduced gross reserves by $20 million and $5 million, respectively. Of the reserve strengthening amounts, $26 million, $31 million and $29 million, respectively, were ceded to Ridge Re. Cessions to Ridge Re, while beneficial to Talegen, do not result in a benefit to the Insurance Segment or consolidated Xerox accounts.

The Company's Form 10-K discusses the complexity and uncertainty pertaining to claims resulting from asbestos bodily injury, asbestos-in-building, hazardous waste and other latent or long-tail losses, and provides a discussion on what Talegen and the insurance operating groups believed to be reasonably possible exposure on known claims in these claim categories as of December 31, 1994. Talegen continues to gather and analyze developing legal and factual information with regard to claims in these areas and makes adjustments to the reserves in the period that the related uncertainties are clarified. Total reserves for asbestos bodily injury, asbestos-in-building, hazardous waste and other latent or long-tail claims for the insurance companies within the Remaining Companies as of September 30, 1995 and December 31, 1994 are as follows:



Total Reserves (1) by Claim Categories
($ in millions)                   September 30, 1995     December 31, 1994
				     Gross     Net       Gross         Net
Crum & Forster Insurance
   Asbestos Bodily Injury             $ 71     $ 28       $ 58        $ 40
   Asbestos-in-Building                  -        -          -           -
   Hazardous Waste                      62       46         79          61
   Other Latent or Long-Tail Claims     66       44        110          57
     Total                            $199     $118       $247        $158
The Resolution Group
   Asbestos Bodily Injury             $153     $ 12       $170        $ 17
   Asbestos-in-Building                 19        1         21           2
   Hazardous Waste                      83       29        101          36
   Other Latent or Long-Tail Claims     47        4         48           2
     Total                            $302     $ 46       $340        $ 57
Westchester Specialty Group
   Asbestos Bodily Injury             $ 38     $ 11       $ 38        $ 11
   Asbestos-in-Building                 45        1         45           1
   Hazardous Waste                      25       15         34          21
   Other Latent or Long-Tail Claims      9        1          9           1
     Total                            $117     $ 28       $126        $ 34
Total (1)
   Asbestos Bodily Injury             $262     $ 51       $266        $ 68
   Asbestos-in-Building                 64        2         66           3
   Hazardous Waste                     170       90        214         118
   Other Latent or Long-Tail Claims    122       49        167          60
     Total                            $618     $192       $713        $249

(1) The total excludes $2 million of hazardous waste reserves as of September 30, 1995 and December 31, 1994 for Coregis Insurance Company, an insurance company within the Coregis insurance operating group. Hazardous waste exposures for Coregis are not significant primarily because 1986 was the first year significant business volume was written by insurance companies within the Coregis insurance operating group.

The reduction in hazardous waste reserves during the nine months ended September 30, 1995 primarily results from payments on claims and allocated loss adjustment expenses whereas the reduction in other latent or long-tail claim reserves is primarily caused by claims resolved in connection with the March 2, 1995 Monsanto settlement.

Ridge Re Cessions

Third quarter, 1995, underwriting results include cessions to Ridge Re (a wholly owned subsidiary of XFSI that provides reinsurance coverage to current and former Talegen Insurance Operating Groups) of $33 million pre-tax ($22 million after-tax) of adverse loss development related to 1992 and prior accident years. First nine months, 1995, cessions total $86 million pre-tax ($56 million after-tax) and were from three of the Talegen insurers (Crum & Forster Insurance - $17 million, Westchester Specialty Group - $20 million and The Resolution Group - $19 million). Cessions to Ridge Re in the first nine months, 1994 totaled $25 million pre-tax ($17 million after-tax).

Interest and Other

Interest and other charges on an after-tax basis were $48 million in the third quarter, 1995 compared with $39 million in the third quarter, 1994. First nine months, 1995, interest and other charges totaled $127 million compared with $117 million in the first nine months, 1994. The increase includes disengagement related costs, partially offset by declines in net interest expense.

During the third quarter, 1995, the Other Postretirement Benefit accrual related to employees of the Talegen Remaining Companies was reduced by $3 million after-tax as a result of various amendments made by the insurance operating groups to their retiree medical plans. Through nine months, 1995, the reduction totaled $22 million after-tax.

In the third quarter and nine months of 1995, after-tax provisions of $3 million and $22 million, respectively, were recorded related to disengagement from various Insurance businesses in light of uncertainties surrounding the ultimate values to be obtained from these operations.

Discontinued Operations

Other Financial Services (OFS), which were discontinued in the fourth quarter of 1993, had no after-tax income in the first nine months of 1995 and 1994. The net investment in OFS was $171 million and $232 million at September 30, 1995 and December 31, 1994, respectively. Management currently believes that the liquidation of the remaining OFS units will not result in a net loss.

The sale of the business and assets of Shields, a former Furman Selz subsidiary, and Regent, a subsidiary of Shields, to Alliance Capital Management L. P. was completed in March, 1994. Under the terms of the Furman Selz sales agreement, the sales proceeds yielded cash of approximately $60 million before settlement of related liabilities.

On June 1, 1995, XFSI completed the sale of Xerox Financial Services Life Insurance Company and related companies ("Xerox Life Companies") to a subsidiary of General American Life Insurance Company. After the sale, the Xerox Life Companies names were changed to replace the name "Xerox" in the corporate titles with the name "Cova" ("Cova Companies"). OakRe Life Insurance Company, an XFSI subsidiary formed in 1994, has assumed responsibility for existing Single Premium Deferred Annuity (SPDA) policies issued by Xerox Life's Missouri and California companies via coinsurance agreement ("Coinsurance Agreements"). The Coinsurance Agreements include a provision for the assumption (at their election) by the Cova Companies, of all of the SPDA policies at the end of their current rate reset periods. A Novation Agreement with an affiliate of the new owner provides for the assumption of the liability under the Coinsurance Agreements for any SPDA policies not so assumed by the Cova Companies. Other policyholders (of Immediate, Whole Life, and Variable annuities as well as a minor amount of SPDAs issued by Xerox Life New York) will continue to be the responsibility of the Cova Companies. The sale of Xerox Life Companies is part of the Company's strategy to exit the financial services business and focus on its core document processing business, which was announced in June 1993.

During the first nine months, 1995, sales of real-estate and third-party assets and run-off activity reduced assets associated with these businesses by $26 million to a total of $521 million. Assigned debt increased by $13 million to $244 million. The debt increase includes a tax payment made in 1995 relating to the 1994 sale of a portion of the Direct Financing Lease portfolio, partially offset by the run-off related reduction of assets. Management believes that the combination of existing reserves together with run-off profits should adequately provide for any credit losses or losses on disposition.

Liquidity and Capital Structure

The following table summarizes funds generation and usage for the nine months ended September 30, 1995 and 1994 and the related impacts on cash and debt balances. These data exclude restricted cash flows of the insurance businesses.

						   Funds Generation/(Use)
					Year-to-Date September 30,     Better/
(In millions)                                   1995         1994     (Worse)

Non-Financing:
Document Processing                          $  (515)     $  (115)   $  (400)
Rank Xerox Purchase                             (972)           -       (972)
Yen Financing Repayment                            -         (116)       116
IOFS-related/other                               421         (410)       831
Non-Financing                                 (1,066)        (641)      (425)

Financing:
Xerox Equipment Financing                        150         (226)       376
Third-Party Financing                            (10)         126       (136)
Financing                                        140         (100)       240
Operations generation(use)                      (926)        (741)      (185)
Shareholder Dividends                           (292)        (297)         5
Equity issuance/(redemption)
   and changes in cash                            39         (138)       177

Debt(increase)decrease                       $(1,179)     $(1,176)   $    (3)


The following table summarizes Document Processing non-financing operations funds generation and usage, after investments in the business, for the nine months ended September 30, 1995 and 1994:

						   Funds Generation/(Use)
					Year-to-Date September 30,     Better/
(In millions)                                   1995         1994     (Worse)

Document Processing
Non-Financing:
Income                                       $   534      $   314    $  220
Depreciation and Amortization                    486          476        10
Restructuring Payments                          (258)        (295)       37
Capital Expenditures                            (295)        (255)      (40)
Assets Sold                                       46          152      (106)
Working Capital/Other                         (1,028)        (507)     (521)
					     $  (515)     $  (115)   $ (400)

Capital Resources


In management's opinion, funds usage and debt changes are best understood by examining the more highly leveraged financing businesses separately from the Company's other businesses.

Non-Financing Businesses

Business Equipment funds usage of $515 million was $400 million greater than in the first nine months of 1994 as a result of increased profit sharing payments, higher inventory growth, and lower asset sales partially offset by higher income. The lower asset sales reflect third quarter 1994 sales to EDS.

On February 28, 1995, $972 million was paid to The Rank
Organisation Plc whereby Xerox increased its financial interest in Rank Xerox to about 80 percent from 67 percent.

IOFS-related funds generation was $421 million or $831 million better than in 1994 reflecting proceeds from sales of Constitution Re, Viking, and Xerox Life and the absence of new debt at Talegen compared with 1994.

Financing Businesses

Xerox Equipment Financing generated $150 million of funds during the first nine months of 1995 or $376 million more than in 1994 resulting from slightly lower penetration rates due to product mix, increased sales in markets which do not participate in our financing programs, and a trend toward rentals in the U.S.

Third Party Financing funds usage was $10 million during the first nine months of 1995 compared with $126 million of funds generation in 1994 due to a tax payment related to certain leveraged-lease sales arranged in 1994 and to lower collections on the portfolio consistent with the reduction in the asset base.

Total Company Debt

Total debt increased by $1,179 million in the first nine months of 1995. This growth is attributable to the purchase of incremental interest in Rank Xerox, Business Equipment funds usage, and premium payments and related financing payments to Ridge Re partially offset by the proceeds from the sales of Constitution Re and Viking.

Management believes that the Company has adequate short-term credit facilities available to fund its day-to-day operations and readily available access to the capital markets to meet any longer-term financing requirements. The Company's domestic operations have three revolving credit agreements totaling $5.0 billion, of which $1.3 billion expires in December 1995 and the remainder in 1999. In addition, the Company's foreign subsidiaries had unused committed lines of credit aggregating $1.9 billion in various currencies at prevailing interest rates.

The Company's subsidiary, Xerox Financial Services, Inc.(XFSI) has agreed to provide support for Talegen in the form of excess of loss reinsurance protection through Ridge Reinsurance Limited (Ridge Re), XFSI's single-purpose, wholly-owned Bermuda reinsurance company. XFSI is obligated to pay annual installments of $49 million in the aggregate each year, plus related financing charges, payable for up to ten years, for coverage of $1,245 million, net of 15 percent coinsurance. During the first nine months of 1995 XFSI paid the required 1995 installment which, including the related financing charges, was $81 million.

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

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

The information set forth under note 12 contained in the "Notes to Consolidated Financial Statements" on pages 10 - 13 of this
Quarterly Report, on Form 10-Q, is incorporated by reference in answer to this item.


Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.


(b) No Current Reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed.

			   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					 XEROX CORPORATION
					   (Registrant)




				   _____________________________
Date: November 2, 1995             By  Philip D. Fishbach
				   Vice President and Controller
				  (Principal Accounting Officer)