Form 10-Q/A
period 1995-09-30
XEROX CORP
filed 1995-11-09
CIK 108772

			      FORM 10-Q/A
			  Amendment No. 1

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


On February 28, 1995, Xerox increased its financial interest in Rank Xerox to 80 percent from 67 percent. This transaction reduced third quarter and the first nine months minorities' interest by approximately $25 million and $64 million, respectively.

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





					 XEROX CORPORATION
					   (Registrant)




                                      _____________________________
Date: November 9, 1995                 By  Philip D. Fishbach
				       Vice President and Controller
				      (Principal Accounting Officer)