Form 10-K
period 1995-12-31
XEROX CORP
filed 1996-03-28
CIK 108772

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended:  December 31, 1995
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from: ______ to ______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                       (  )

The aggregate market value of the voting stock of the registrant held by non-
affiliates as of February 29, 1996 was:                $15,511,301,091.


                            (Cover Page Continued)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                         Outstanding at February 29, 1996

Common Stock, $1 Par Value                                 108,621,646 Shares
Class B Stock, $1 Par Value                                      1,000 Shares


                      Documents Incorporated By Reference

Portions of the following documents are incorporated herein by reference:

                                                       Part of 10-K in
Document                                               Which Incorporated

Xerox Corporation 1995 Annual Report to Shareholders          I & II

Xerox Corporation Notice of 1996 Annual Meeting of             III
Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).


                                    PART I

Item 1. Business

Overview

Xerox Corporation (Xerox or the Company) is The Document Company and a leader in the global document market, providing document services that enhance productivity. References herein to "us" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise. We distribute our products in the Western Hemisphere through divisions and wholly-owned subsidiaries. In Europe, Africa, the Middle East and parts of Asia including Hong Kong, India and China, we distribute through Rank Xerox Limited and related companies (Rank Xerox) in which we have an 80 percent financial interest and The Rank Organisation Plc (RO) has a 20 percent financial interest. In Japan and other areas of the Pacific Rim, Australia and New Zealand, document processing products are distributed by Fuji Xerox Co. Ltd. (Fuji Xerox), an unconsolidated joint venture, which is equally owned by Fuji Photo Film Company, Ltd. of Japan and Rank Xerox. On February 28, 1995, we paid RO 620 million pounds sterling, or $972 million, to increase our financial interest in Rank Xerox to 80 percent from 67 percent.

In January 1996, we announced agreements to sell our remaining property and casualty insurance units to investor groups led by Kohlberg Kravis Roberts & Co. (KKR) and existing management for consideration totaling $2.7 billion. We expect the transactions will close in the middle of this year. As a result, results from insurance operations are now accounted for as discontinued operations and all prior periods have been restated. Therefore, the Document Processing business is the only component of Continuing Operations.

Our Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. We believe that documents will play a central role in business, government, education and other organizations far into the future and that efficient processing of documents offers significant opportunities for productivity improvements. The financing of Xerox equipment is generally carried out by Xerox Credit Corporation (XCC) in the United States and internationally by foreign financing subsidiaries and divisions in most countries that we operate. Document Processing operations employed 85,200 people worldwide at year-end 1995.

In 1993, we announced a worldwide Document Processing restructuring program to significantly reduce the cost base and to improve productivity. Our objectives were to reduce our worldwide work force by more than 10,000 employees and to close or consolidate a number of facilities. To date, the activities associated with the 1993 restructuring program have reduced employment by 12,000 and achieved pre-tax cost savings of approximately $650 million in 1995 and $350 million in 1994. However, we have reinvested a portion of these savings to reengineer business processes, support the expansion in growth markets, and mitigate anticipated continuing pricing pressures.



Continuing Operations - Document Processing

The Document Processing Strategy

We believe that documents represent the knowledge base of an organization and will play a dynamic and central role in business, government, education and other organizations far into the future:

- Increasingly, documents are being created and stored in digital electronic form.

- The use of electronically created paper documents will continue to increase.

As The Document Company, we believe that by helping our customers navigate and manage the world of documents, we can help them improve their productivity and grow their businesses. We help customers make documents better, make better documents, and work better with documents.

We create customer value by providing innovative document technologies, products, systems, services and solutions that allow our customers to:

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

We have formed alliances to bring together the diverse infrastructures that currently exist and to nurture the development of an open document services environment to support complementary products from our partners and customers. We are working with more than 50 industry organizations to make office, production and electronic printing an integrated, seamless part of today's digital work place.

Market Overview

Our total document processing revenues were $16.6 billion in 1995, of which 49 percent were generated in the United States, 33 percent in Europe, and 18 percent in the remainder of the world (excluding the unconsolidated $8.5 billion of Fuji Xerox revenues in Japan and much of the Pacific Rim).

We have traditionally had a strong position in the black-and-white copying market, which is expected to grow at a rate approximating real economic growth in North America and Western Europe, and at a faster rate in the developing countries. The remaining enterprise services market segments, which include production publishing, electronic printing, color copying and printing and digital office systems, are expected to grow at a substantially higher rate. With our many new product introductions over the past five years, our participation in the global document processing market has been considerably broadened and is expected to increase. This growth will be driven by the transfer of document production from offset printing to digital publishing, the increase in customer requirements for network and distributed printing, accelerating demand for color documents and the combination of many document capabilities into digital office systems.

Xerox Focus

We believe that our success is due to our ability to continually improve the features and performance of our products based on meeting demonstrated customer needs, competitive pricing levels, our excellent reputation for performance and service, expanding sales coverage through agents and retail chains, extending our leadership position in the rapidly growing document outsourcing business, maintaining our strong market position in emerging markets and continuing to capitalize on the exploding home office market. As a result, we believe we are well positioned to participate fully in the anticipated growth in the market segments in which we compete.

Black-and-White Copying

We estimate that the black-and-white copying market was approximately $35 billion in 1995 and growing. With about $10 billion in copier revenues, we expect our black-and-white copier business to grow faster than the industry.

We market the broadest line of black-and-white copiers and duplicators in the industry, ranging from a three copies-per-minute personal copier to a 135 copies-per-minute fully-featured duplicator to special copiers designed for large engineering and architectural drawings up to 3 feet by 4 feet in size. Many of our state-of-the-art products have improved ease of use, reliability, copy quality, job recovery and ergonomics as well as productivity-enhancing features, including zoom enlargement and reduction, highlight color, copying on both sides of the paper, and collating and stapling which allow the preparation of completed document sets. The innovative copiers we introduced in 1995 include a high-speed copier for space-conscious offices and one specially designed to eliminate stress on bindings when books are copied.

We have a strong position with major accounts who demand a consistently high level of service worldwide. Our competitive advantages include a focus on customer call response times, diagnostic equipment that is state-of-the-art and availability of twenty-four-hour-a-day, seven-day-a-week service.

We also are increasing our leadership position in small commercial accounts, the most competitive copier market segment, through marketing programs such as sales through independent agents, retail outlets and trade associations like the American Medical Association, which represents more than two million current and prospective customers.

The market for commercial copiers is expanding rapidly in emerging countries in Latin America, Eastern Europe, the Commonwealth of Independent States, Africa, China and India. 1995 revenues in all of these markets grew faster than the growth in the developed markets.

Enterprise Services Products

Our enterprise services products fall into four digital product categories:
Production Publishing, Electronic Printing, Color Copying and Printing and Digital Office Systems.



Production Publishing

The era of production publishing was launched in 1990 when we announced the DocuTech family which was a major step beyond our traditional reprographics market into the publishing industry, a $100 billion market with enormous potential. With more than 10,000 systems installed all over the world, our production publishing revenues in 1995 were $1.4 billion.

Production publishing technology is increasingly replacing older, traditional offset printing as customers seek improved productivity and cost savings, faster turnaround of document preparation, and the ability to print documents "on demand." We offer the widest range of solutions available in the marketplace - from dial-up lines through the Internet to state-of-the-art networks - and we are committed to expanding these print-on-demand solutions as new technology and applications are developed.

The DocuTech family of digital publishers scans hard copy and converts it into digital documents, or accepts digital documents directly from networked personal computers or workstations. A user-friendly electronic cut-and-paste workstation allows the manipulation of images or the creation of new documents. For example, in only a few minutes, a page of word-processed text, received over a network, can be combined with a photograph which is scanned from hard copy and enhanced electronically: cropped, positioned precisely, rotated, brightened or sharpened. Digital masters can be prepared in a fraction of the time necessary to prepare offset plates, thereby allowing fast turnaround time. DocuTech prints high-resolution (600 dots per inch) pages at up to 135 impressions per minute. The in-line finisher staples completed sets or finishes booklets with covers and thermal-adhesive bindings. Because the finished document can be stored as a digital document, hard copy documents can be printed on demand, or only as required, thus avoiding the long production runs and high storage and obsolescence costs associated with offset printing. The concept of print-on-demand took another major step in 1995 when we introduced the 6135 Production Publisher. It makes print-for-one publishing practical; personalized publishing runs can now be as short as one or two prints.

Electronic Printing

We estimate that the electronic printing market was over $20 billion in 1995 and is expected to grow to $25 billion in 1998.

This market has largely consisted of high-end host-connected printers and low-end desktop printers. We expect significant future growth for robust, fully featured printers serving multiple users on networks. This growth will be driven by the increase in personal computers and workstations on networks, client-server processing, accelerating growth in the demand for enterprise-wide distributed printing, and declining electronics costs. These faster, more reliable printers will print collated multiple sets on both sides of the paper, insert covers and tabs, and staple or bind; but without the labor-intensive steps of printing an original and manually preparing the documents on copiers. In addition, documents can be printed on these printers from remote data center computers, enabling the efficiencies of distributing electronically and then printing, rather than printing paper documents and then distributing them.

We have had a strong position in the high-end, high-volume electronic printing market segment since 1977. Our high-end electronic printing revenues were approximately $2 billion in 1995 and we expect this market to grow from almost $7 billion in 1995 to more than $9 billion in 1998. We are well positioned to capitalize on the growth in the electronic printing market because of both our innovative technologies and our understanding of customer requirements for distributed printing from desktop and host computers. Our goal is to integrate office, production and data-center electronic printing into a single, seamless, user-friendly network.

Xerox pioneered and continues to be a worldwide leader in electronic laser printing, which combines computer, laser, communications and xerographic technologies. We market a broad line of robust printers with speeds that range from five pages per minute (ppm) to the industry's fastest cut-sheet printer at 135 ppm, and continuous-feed production printers at speeds up to 420 ppm. Many of these printers have simultaneous interfaces that can be connected to multiple host computers as well as local area networks.

Breakthrough technology allows printing, in a single pass through our highlight color printers, black-and-white plus one customer-changeable color (as well as shades, textures and mixtures of each) at production speeds up to 92 ppm. Other manufacturers' highlight color printers require additional passes to add variable color, which increase cost, reduce speed and reliability and introduce the possibility of color misalignment.

Productivity-enhancing features include printing collated multiple sets on both sides of the paper, inserting covers and tabs, printing checks with magnetic ink character recognition (MICR), and stapling; all on cut sheet plain paper, with sizes up to 11 by 17 inches.

During 1995, we significantly expanded our opportunities with two major new printer series that will redefine our role in the electronic production printing industry. With the DocuPrint CF Series family, we entered the market for very high-volume, continuous-feed printers at speeds up to 420 ppm. The new DocuPrint IPS Series makes the IBM Advanced Function Presentation (AFP) architecture directly available to our production printing customers.

Color Copying and Printing

We estimate that the color copying and printing market was $14 billion in 1995 and is expected to grow to $24 billion in 1998. Our revenues from color products grew 45 percent in 1995 to $600 million.

The use of color originals in the office is accelerating. Independent studies have concluded that color documents are more effective in communicating information and that decision maker performance improves with the use of color documents. The vast majority of industry shipments of workstations and personal computers have color monitors, creating the need for economical, convenient and reliable, high-quality color copying and printing.

Xerox entered the digital color market in 1991 with the introduction of the Xerox 5775 digital copier which is targeted at the production market segment. The 5775 copies high resolution full color at 7.5 ppm, black-and-white at 30 ppm, and allows the colorizing of black-and-white documents. The Xerox 4700 is a highly cost-efficient, full-color 7.5 ppm electronic printer that also prints black-and-white at 30 ppm. The 4700 prints complete collated documents incorporating both black-and-white and color pages in a single step and at optimum speeds. It offers a broad array of connectivity options for both the office network and host computer environments. The MajestiK color copier series, introduced in 1993, offers benchmark copy quality and price/performance, and prints full color at 6 ppm and black-and-white at 36 ppm. The MajestiK series is targeted at the expanding market for color in the office. In 1994, we introduced the 4900 color laser printer for networked office groups printing at up to 1200 by 300 dpi resolution and three ppm for full color and 12 ppm for black-and-white. During 1995, we introduced the XPrint family of networked desktop color laser printers using "Intelligent Color" technology allowing work groups to integrate color and black-and-white documents on a single printer at up to 600 x 600 dots per inch resolution. We also introduced the Regal color copier/printer that provides MajestiK color copy quality at a fast 9 ppm speed for full color copying and printing.

Digital Office Systems

Our digital office systems, known as Document Centre Systems, were introduced in 1995 and bring the production publishing productivity to the office. This new category of robust and extensible systems combines many capabilities - printing, scanning, faxing and copying documents - into a single digital resource that can be accessed from either a personal computer or on a walk-up basis. With interactive software, a user can easily control the various steps of the document cycle - document input, management and output - from the desktop. The seamless integration of services and interoperability will bring new levels of efficiency to the office. These new systems are a portal to the network and allow office workers to navigate between digital and paper documents, share information and knowledge, and collaborate with other members of their work groups. The multitasking architecture allows Document Centre Systems to perform multiple functions concurrently.

The two initial models in the Document Centre product family are equipped with integrated scanners for digital copying and printing services, accessible either from the PC desktop or from the user interface on the devices themselves. The Document Centre System 35 is designed for work groups of up to 50 people, and copies and prints at 35 ppm with resolutions of up to 600 by 2,400 dots per inch. It provides two-sided printing and several document finishing options. The Document Centre System 20 is targeted for work groups of up to 20 people, and copies and prints at 20 ppm with 400 dots per inch resolution. Fax services, from the desktop or at the device, are standard.

Other Products

We also offer a wide range of other document processing products including ink-jet and electrostatic printers, multifunction products, facsimile products, scanners, personal computer and workstation software, and integrated systems solutions.

We also sell cut-sheet paper to our customers for use in their Document Processing products.

Summary of Revenues by Product Category

The following table summarizes our revenues by major product category. The revenues for black-and-white copiers and enterprise services products include equipment and supply sales, service and rental revenues, and finance income. These revenues exclude the impact of foreign currency exchange rate fluctuations which are shown combined with the revenues from paper and other products.

     Year ended December 31 (in billions)   1995       1994       1993
     Black-and-white copiers               $ 9.6      $ 9.5      $ 9.1
     Enterprise services products            4.1        3.5        2.9
     Paper, other products, currency         2.9        2.1        2.2
       Total revenues                      $16.6      $15.1      $14.2



Xerox Competitive Advantages

Although the document processing industry is highly competitive, we believe that we enjoy significant competitive advantages because of our dedication to customer satisfaction, our total quality management processes, our substantial on-going investment in research and development, and our large direct sales and service forces.

Customer Satisfaction

Our highest priority is customer satisfaction. Our research shows that satisfied customers are far more likely to repurchase products and that the cost of selling a replacement product to a satisfied customer is far less than selling to a "new" customer. We regularly survey customers on their satisfaction, measure the results, analyze the root causes of dissatisfaction, and take steps to correct any problems.

Because of our emphasis on customer satisfaction, we offer a Total Satisfaction Guarantee, one of the simplest and most comprehensive offered in any industry: "If you are not satisfied with our equipment, we will replace it without charge with an identical model or a machine with comparable features and capabilities." This guarantee applies for three years to equipment acquired from and continuously maintained by Xerox or its authorized agents.

Quality

We were an early pioneer in total quality management and are the only company to have won all three of the following prestigious quality awards: the Malcolm Baldrige National Quality Award in the United States in 1989, the European Quality Award in 1992 and the Deming Prize in Japan, won by Fuji Xerox in 1980. In addition, we have won top quality awards in Argentina, Australia, Belgium, Brazil, Canada, Colombia, France, Germany, Hong Kong, India, Ireland, Mexico, the Netherlands, Norway and the United Kingdom. Our "Leadership Through Quality" program has enabled us to significantly reduce our costs, accelerate the introduction of new products, improve customer satisfaction and increase market share. Xerox products have been consistently rated among the world's best by independent testing organizations.

Research and Development

The Xerox research and development (R&D) program is directed toward the development of new products and capabilities in support of our document processing strategy. Our research scientists are deeply involved in the formulation of corporate strategy and key business decisions. They regularly meet with customers and have dialogues with our business divisions to ensure they understand customer requirements and are focused on products that can be commercialized.

In 1995, R&D expense was $951 million compared with $895 million in 1994 and $883 million in 1993. We expect to increase our investment in technological development in 1996 and over the longer term to maintain our premier position in the rapidly changing document processing market. Our R&D spending is strategically coordinated with Fuji Xerox. The R&D investment by Fuji Xerox was approximately $600 million in 1995, bringing the total to approximately $1.5 billion.



Marketing

Xerox document processing products are principally sold directly to users by our worldwide sales force of approximately 12,000 employees. We also market through a network of independent agents, dealers, distributors and value-added resellers and have arrangements with U.S. retail marketing channels, including Sears, Office Depot, Office Max, Service Merchandise, Staples, Wal-Mart, Costco, The Wiz, Price Club and MicroAge, to market low-end products not generally suited for distribution through our direct sales force. These products are now sold through approximately 3,000 retail stores.

In 1991, Xerox International Partners (XIP), a 51 percent-owned partnership, was formed between Xerox and Fuji Xerox to supply printer engines to original equipment manufacturers. XIP has also contracted to supply printer engines to resellers.

Service

We have a worldwide service force of approximately 26,000 employees. In our opinion, this direct service force is a significant competitive advantage:
the service force is continually trained on our new products and the diagnostic equipment is state-of-the-art. Twenty-four-hour-a-day, seven-day-a-week service is available in most metropolitan areas in the United States. We are able to guarantee a consistent level of service nationwide and worldwide because our service force is not focused exclusively on metropolitan areas and it does not rely on independent local dealers for service.

Revenues

Revenues from supplies, paper, service, rentals, facilities management and other revenues, and income from customer financing, which represented 67 percent of total revenues in 1995, are derived from the installed base of equipment and are therefore less volatile than equipment sales revenues and provide significant stability to overall revenues. Growth in these revenues is primarily a function of the growth in our installed population of equipment, usage and pricing. The balance of our revenues are derived from equipment sales. These sales, which drive the non-equipment revenues, depend on the flow of new products and are more affected by economic cycles.

Most of our customers have their equipment serviced by and use supplies sold by us. The market for cut-sheet paper is highly competitive and revenue growth is significantly affected by pricing. Our strategy is to charge a spread over mill wholesale prices. After a number of years of decline, rental revenues increased slightly in 1995.

Our document outsourcing business provides printing, publishing, duplicating and related services at almost 4,000 customer locations in 36 countries, including legal and accounting firms, financial institutions, insurance agencies and manufacturing companies. Our revenues from these services, which are largely in the U.S., increased 50 percent to $900 million in 1995.

We offer our document processing customers financing of their purchases of Xerox equipment primarily through XCC in the United States, largely by wholly-owned financing subsidiaries in Europe, and through divisions in Canada and Latin America. Our financing operations have expanded over the past several years in recognition of customer demand and the associated profit opportunities.

While competition for this business from banks and other finance companies remains extensive, we actively market our equipment financing services on the basis of customer service, convenience and competitive rates. Approximately 80 percent of U.S. equipment sales and 70 percent of European equipment sales are financed through Xerox. Over time, the growth rate of financing income is expected to correspond to the growth rate of equipment sales and trends in interest rates.

International Operations

Our international operations account for 51 percent of Document Processing revenues. Xerox' largest interest outside the United States is the "Rank Xerox Companies" in which we have an 80 percent financial interest and The Rank Organisation Plc (RO) has a 20 percent financial interest. On February 28, 1995, Xerox paid RO 620 million pounds sterling, or $972 million, to increase the Xerox financial interest in Rank Xerox to about 80 percent from 67 percent. Marketing and manufacturing operations are also conducted through joint ventures in India and China. Marketing and manufacturing in the Americas Customer Operations organization are conducted through subsidiaries or distributors in 40 countries. Marketing and manufacturing in Japan and other areas of the Pacific Rim, Australia and New Zealand are conducted by Fuji Xerox.

Xerox' financial results by geographical area for 1995, 1994 and 1993, which are presented on pages 35, 36, 58 and 59 of the Company's 1995 Annual Report to Shareholders, is hereby incorporated by reference in this document in partial answer to this item.

Discontinued Operations - Insurance and Other Financial Services and Third-Party and Real-Estate

The discussion in the first ten paragraphs under the caption "Insurance and Other Financial Services" on pages 48 and 49 and under the caption "Discontinued Operations - Other Financial Services and Third-Party and Real-Estate" on pages 52 and 53 set forth under the caption "Financial Review" in the Company's 1995 Annual Report to Shareholders is hereby incorporated by reference in this document in partial answer to this item.

Property and Casualty Reserves

Overview

Losses from claims and related claims handling and legal expense comprise the majority of costs from providing insurance products. Therefore, unpaid losses and loss expenses is generally the largest liability on a property and casualty insurer's balance sheet. However, because insurance coverage is provided for situations in which the certainty of loss cannot be predicted, ultimate losses which will be incurred on policies issued are difficult to estimate and are subject to constant reevaluation as new information becomes available. Insurance companies utilize a variety of loss trending and analysis techniques to estimate anticipated ultimate losses and the time frames when claims are likely to be reported and paid. These patterns vary significantly by type of insurance coverage and are affected by the economic, social, judicial and weather-related/geological conditions in different geographic areas.

In order to moderate the potential impact of unusually severe or frequent losses, insurers often cede (i.e., transfer) through reinsurance mechanisms a portion of their gross policy premiums to reinsurers in exchange for the reinsurer's agreement to share a portion of the covered losses with the insurer. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the reinsurer that accepts the risk assumes an obligation to the original insurer. The ceding insurer retains a contingent liability with respect to reinsurance ceded to the extent that the reinsurer might not be able to meet its obligations.

The net liability retained on individual risks varies by product and by the nature of the risk. Insured liabilities are reinsured either by treaty, wherein reinsurers agree in advance to provide coverage above retained limits or for a specified percentage of losses attributable to specific products, or by facultative arrangements, wherein reinsurance is provided for individual risks based on individual negotiations.

Reserve provisions are established by the insurer to provide for the estimated level of claim payments which will be made under the policies it writes. Over the policy period, as premiums are earned, a portion of the premiums is set aside as gross loss and loss expense reserves for incurred but not reported ("IBNR") losses in anticipation of claims which will be incurred, net of anticipated salvage and subrogation. IBNR reserves also include amounts to supplement case reserves, when established, to provide for potential further loss development. In addition, gross reserves are established for internal and external loss adjustment expenses ("LAE") associated with handling the claims inventory. These expenses are characterized as "allocated LAE" when they are attributable to a specific claim or series of claims and "unallocated LAE" when not similarly attributable. When a claim is reported, case reserves are established on the basis of all pertinent information available at the time. Legal defense costs that can be assigned to a related claim file and can be included as part of the loss under the contract are generally established as part of the gross case reserve. Reinsurance recoverables on gross reserves are recorded for amounts that are anticipated to be recovered from reinsurers and are determined in a manner consistent with the liabilities associated with the reinsured policies. Net reserves are gross reserves less anticipated reinsurance recoverables (net of uncollectible reinsurance)and salvage and subrogation on those reserves.

The effect of inflation on gross reserves is considered implicitly when estimating the liability for unpaid losses and loss expenses. The effect of inflation on individual case basis reserves reflects the direction of economic price levels as they affect the individual claims being reserved.

Estimates of the ultimate value of unpaid claims are based in part on historical data that reflect past inflation, as well as management's assessment of severity and frequency, industry trends and related costs.

Ridge Re Coverage

Under the terms of the Ridge Re reinsurance coverage and subject to the limits established for each insurance operating group, Ridge Re will reimburse the Insurance Companies within their respective insurance operating group for 85% of net increases, if any, to ultimate net unpaid loss and loss expenses and uncollectible reinsurance reserves which may develop on its 1992 and prior accident years as carried at December 31, 1992 (net of all salvage, subrogation and other recoverables). At December 31, 1995, Ridge Re has accrued approximately $750 million of the $1,245 million maximum excess of loss reinsurance coverage estimated to be required based on actuarial projections. The Ridge Re coverage is guaranteed by XFSI, and, subject to certain commutation provisions, remains in effect until all 1992 and prior accident year claims are paid. Cessions to Ridge Re, while beneficial to the Remaining Talegen insurance operating groups and TRG, do not result in a benefit to the Insurance segment or consolidated Xerox accounts. The Ridge Re coverage will continue in effect after the consummation of the sale to the KKR groups.

 Monitoring of Insurance Reserves

Gross and net reserves for business written in both current and prior years is continually monitored by the Remaining insurance companies, and Talegen senior management reviews these reserves on a periodic basis. These reserves are also reviewed and certified on an annual basis by an outside actuary appointed by the Remaining insurance companies. Overall reserve levels are impacted primarily by the types and amounts of insurance coverage currently being written and the trends developing from newly reported claims and claims which have been paid and closed. Adjustments are made to reserves in the period they can be reasonably estimated to reflect evolving changes in loss development patterns and various other factors. Such factors include increased damage awards by the courts, known changes in judicial interpretations of legal liability for asbestos-related, environmental and other latent exposure claims, changes in judicial interpretation of the scope of coverage provided by general liability and umbrella policies for "advertising injury," particularly in the area of "unfair competition," and other recently advanced new theories of liability. Many of these judicial interpretations are still evolving. Generally, the greater the projected time to settlement, the greater the complexity of estimating ultimate claim costs and the more likely that such estimates will change as new information becomes available.

Use of Reinsurance and Management of Reinsurance Collection

Most of the Remaining insurance companies made significant use of reinsurance during the 1970's and early 1980's. Since that time, the Remaining insurance companies have generally increased the portion of business they retain while reducing the number of reinsurers used for their reinsurance contracts. During 1995 and 1994, excluding the insurance operating groups sold, 85% and 63%, respectively, of total written premiums ceded to reinsurers were placed with approximately 30 reinsurers.

Talegen has a reinsurance security committee composed of senior management who approve those reinsurers with whom Talegen will do business. The criteria under which such approvals are granted have become increasingly restrictive over the past several years.

The potential uncollectibility of ceded reinsurance is an industry-wide issue. With respect to the management of recoveries due from reinsurers, the Remaining insurance companies operate under common guidelines for the early identification of potential collection problems and assign these cases to a specialized group under TRG staffed by "work-out" experts. This unit aggressively pursues collection of reinsurance recoverables through mediation, arbitration and, where necessary, litigation to enforce the Remaining insurance companies contractual rights against reinsurers. Nevertheless, periodically, it becomes necessary for management to adjust reserves for potential losses to reflect their ongoing evaluation of developments which affect recoverability, including the financial difficulties that some reinsurers can experience. Based upon the review of financial condition and assessment of other available information, the Remaining insurance companies maintain a provision for uncollectible amounts due from reinsurers. The balance of reinsurance recoverable is considered to be valid and collectible.



Statutory and GAAP Reporting of Net Unpaid Losses and Loss Expenses

The liability for unpaid losses and loss expenses required by generally accepted accounting principles ("GAAP") includes various adjustments from the liability reported in accordance with Statutory Accounting Practices ("SAP"). Because not all GAAP adjustments can be associated with subsequent developments of the liabilities on other than an arbitrary basis, developments on the loss and loss expense reserve development table are prepared in accordance with SAP. The increase in 1995 in the difference between the GAAP unpaid loss and loss expense reserve and the corresponding SAP liabilities was principally caused by the application, by Xerox, of accounting principles applicable to discontinued operations which did not result in increased liabilities for SAP purposes at the Insurance operating subsidiary level.

Loss Development Data

In Note 9 on page 59 of the Company's 1995 Annual Report to Shareholders, which is hereby incorporated by reference in this document in partial answer to this item, the net liability for unpaid losses and loss expenses is reconciled for each of the years in the three-year period ended December 31, 1995. Included therein are current year and prior year development data.

As a result of claim activity during 1995 and after reflection of prior experience, it is management's judgment that the total liability for unpaid losses and loss expenses at December 31, 1995 is reasonably stated.

The loss and loss expense reserve development table illustrates the development of statutory balance sheet liabilities for 1985 through 1995 for the Remaining insurance companies gross of Ridge Re cessions. Unpaid loss and loss expense reserves and accident year development have been restated to exclude the reserves of Constitution Reinsurance Corporation and Viking Insurance Company of Wisconsin, which were sold during 1995. The first line of the table is the estimated liability for unpaid losses and loss expenses, net of reinsurance recoverable, recorded at the balance sheet date for each year. The lower section of the table shows the updated amount of the previously recorded liability based on experience as of the close of each succeeding year. The estimate is increased or decreased as more information becomes known about the claims until all claims are settled. Deficiencies or redundancies represent aggregate changes in estimates as calculated on a statutory basis for all prior calendar years. The effect as calculated under GAAP on income for the latest three years is shown in Note 9 on page 59 of the Company's 1995 Annual Report to Shareholders, which is hereby incorporated by reference in this document in partial answer to this item. These changes in estimates have been reflected in Talegen's calendar year operating results.
As the Remaining insurance companies recognize adjustments to reserves for changes in loss development patterns and various other factors, such as social and economic trends and known changes in judicial interpretation of legal liability, in the period in which they become known, it is not appropriate to extrapolate future redundancies or deficiencies based solely on this table.



Loss and Loss Expense Reserve Development

Year ended December 31 (in millions)     1985      1986      1987      1988 _
Liability for unpaid losses and loss
  expenses - GAAP (net of reinsurance) $ 3,498   $ 4,127   $ 4,824   $ 5,200
Increase (decrease) for GAAP adj.         (148)     (256)     (241)     (208)
Liability for unpaid losses and loss
  expense - SAP (net of reinsurance)     3,350     3,871     4,583     4,992

Paid (cumulative) as of:
  End of year                                -         -         -         -
  One year later                         1,169     1,187     1,323     1,246
  Two years later                        1,986     2,080     2,188     2,269
  Three years later                      2,596     2,701     2,933     3,043
  Four years later                       3,056     3,224     3,472     3,854
  Five years later                       3,450     3,611     4,150     4,053
  Six years later                        3,729     4,180     4,316     4,432
  Seven years later                      4,221     4,278     4,571     4,751
  Eight years later                      4,281     4,476     4,859
  Nine years later                       4,449     4,720
  Ten years later                        4,673

Liability estimated as of:
  End of year                            3,350     3,871     4,583     4,992
  One year later                         3,397     3,893     4,681     5,052
  Two years later                        3,826     4,314     4,870     5,247
  Three years later                      4,051     4,527     5,168     5,171
  Four years later                       4,311     4,928     5,073     5,953
  Five years later                       4,681     4,803     5,832     5,903
  Six years later                        4,644     5,495     5,854     6,029
  Seven years later                      5,260     5,546     5,959     6,381
  Eight years later                      5,353     5,673     6,314
  Nine years later                       5,506     6,045
  Ten years later                        5,880

(Deficiency) redundancy                $(2,530)  $(2,174)  $(1,731)  $(1,389)

End of Year:
  Gross liability
  Reinsurance recoverable
  Net liability

One Year Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability

Two Years Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability

Three Years Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability

Gross cumulative deficiency





  1989      1990      1991      1992      1993      1994      1995 _

$ 5,637   $ 5,848   $ 5,743   $ 6,109   $ 5,972   $ 5,618   $ 6,471
   (215)     (287)     (299)     (370)     (254)     (216)     (827)

  5,422     5,561     5,444     5,739     5,718     5,402     5,644


      -         -         -         -         -         -         -
  1,560     1,542     1,721     1,080     1,303     1,242
  2,635     2,882     2,518     2,153     2,264
  3,690     3,412     3,381     2,939
  4,018     4,062     4,008
  4,508     4,563
  4,887






  5,422     5,561     5,444     5,739     5,718     5,402     5,644
  5,611     5,658     6,340     5,734     5,711     5,944
  5,591     6,484     6,274     5,771     6,216
  6,408     6,370     6,326     6,230
  6,329     6,429     6,747
  6,428     6,803
  6,770





$(1,348)  $(1,242)  $(1,303)  $  (491)  $  (498)  $  (542)   $     -


                              $ 9,469   $ 8,526   $ 7,849   $ 8,143
                                3,730     2,808     2,447     2,499
                                5,739     5,718     5,402     5,644


                                9,444     8,590     8,616
                                3,710     2,879     2,672
                                5,734     5,711     5,944


                                9,482     9,316
                                3,711     3,100
                                5,771     6,216


                               10,188
                                3,958
                                6,230

                              $  (719)  $  (790)  $  (767)  $     -


Asbestos-Related, Environmental and Other Latent Exposure Claims

The discussion under the captions "Latent Exposures," "Reserves for the Remaining Insurance Companies" and "Latent Exposure Reserves" on pages 50 through 52 in the Company's 1995 Annual Report to Shareholders is hereby incorporated by reference in this document in partial answer to this item.

Item 2. Properties

The Company owns a total of eleven principal manufacturing and engineering facilities and leases an additional such facility. The domestic facilities are located in California, New York and Oklahoma, while the international facilities are located in Brazil, Canada, England, France, Holland and Mexico. The Company also has four principal research facilities; two are owned facilities in New York and Canada, and two are leased facilities in California and France.

In addition, within the Company, there are numerous facilities which encompass general offices, sales offices, service locations and distribution centers. The principal owned facilities are located in the United States, England, and Mexico. The principal leased facilities are located in the United States, Brazil, Canada, England, Mexico, France, Germany and Italy.

The Company has closed and downsized numerous facilities as part of the worldwide Document Processing restructuring program announced in December 1993. The facilities closed or downsized encompass general offices, sales offices, and distribution centers. The principal closed or downsized domestic facilities were located in California, Connecticut and Illinois.

The Company's Corporate Headquarters facility, located in Connecticut, is leased; a training facility, located in Virginia, is owned by the Company. In the opinion of Xerox management, its properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform the Company's functions.

Item 3. Legal Proceedings

The information set forth under Note 14 "Litigation" on page 73 of the Company's 1995 Annual Report to Shareholders is incorporated by reference in this document in answer to this item.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.



                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The information set forth under the following captions on the indicated pages of the Company's 1995 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item:

              Caption                                           Page No.

      Stock Listed and Traded                                      81
      Dividends and Stock Prices                                   81
      Ten Years in Review - Common Shareholders
        of Record at Year-End                                  80 and 81

Item 6. Selected Financial Data

The following information, as of and for the five years ended December 31, 1995, as set forth and included under the caption "Ten Years in Review" on pages 80 and 81 of the Company's 1995 Annual Report to Shareholders, is hereby incorporated by reference in this document in answer to this Item:

        Revenues
        Income (loss) from continuing operations
        Primary earnings (loss) per common share from continuing operations Total assets
        Long-term debt
        Preferred stock
        Dividends declared

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Financial Review" on pages 33-40, 42-45, and 47-53 of the Company's 1995 Annual Report to Shareholders other than the pictures and captions to the pictures is hereby incorporated by reference in this document in answer to this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Xerox Corporation and subsidiaries and the notes thereto and the report thereon of KPMG Peat Marwick LLP, independent auditors, which appear on pages 32, 41, 46, 54-77, and 79 of the Company's 1995 Annual Report to Shareholders, are hereby incorporated by reference in this document in answer to this Item. In addition, also included is the quarterly financial data included under the caption "Quarterly Results of Operations (Unaudited)" on page 78 of the Company's 1995 Annual Report to Shareholders.

The financial statement schedule required herein is filed as "Financial Statement Schedules" pursuant to Item 14 of this Report on Form
10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.



                                   PART III

The information set forth in "Proposal 1--Election of Directors" in the Company's Notice of the 1996 Annual Meeting of Shareholders and Proxy Statement, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year covered by this report on Form 10-K, is hereby incorporated by reference in this document in answer to this Part III.

Executive Officers of Xerox

The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. There are no family relationships between any of the executive officers named.

Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.
                                                             Year
                                                           Appointed
                                                          to Present   Officer
     Name           Age         Present Position           Position     Since_

Paul A. Allaire*     57    Chairman of the Board, Chief       1991       1983
                           Executive Officer and Chairman
                           of the Executive Committee

William F. Buehler   56    Executive Vice President and       1993       1991
                           Chief Staff Officer

A. Barry Rand        51    Executive Vice President,          1992       1986
                           Operations

Barry D. Romeril     52    Executive Vice President and       1993       1993
                           Chief Financial Officer

Stuart B. Ross       58    Executive Vice President;          1990       1979
                           Chairman and Chief Executive
                           Officer, Xerox Financial
                           Services, Inc.

Allan E. Dugan       55    Senior Vice President,             1992       1990
                           Corporate Strategic Services

John A. Lopiano      57    Senior Vice President; President,  1995       1993
                           Production Systems Group

Mark B. Myers        57    Senior Vice President, Corporate   1992       1989
                           Research and Technology

David R. Myerscough  55    Senior Vice President;             1996       1989
                           Corporate Business Strategy


* Member of Xerox Board of Directors.


Executive Officers of Xerox, Continued

                                                             Year
                                                           Appointed
                                                          to Present   Officer
     Name           Age         Present Position           Position     Since_

Richard S. Paul      54    Senior Vice President and          1992       1989
                           General Counsel

Brian E. Stern       48    Senior Vice President; President,  1996       1993
                           Office Document Products Group

Eunice M. Filter     55    Vice President, Treasurer          1990       1984
                           and Secretary

Philip D. Fishbach   54    Vice President and Controller      1995       1990

James H. Lesko       44    Vice President; President,         1996       1993
                           Desktop Products Group

Carlos Pascual       50    Vice President; President,         1995       1994
                           U.S. Customer Operations


Each officer named above, with the exceptions of William F. Buehler and Barry
D. Romeril, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 1991, Mr. Buehler was Vice President, Network Systems Sales at the American Telephone & Telegraph Company (AT&T). Mr. Buehler had been affiliated with AT&T since 1964.

Prior to joining Xerox in 1993, Mr. Romeril had been Group Finance Director at British Telecommunications PLC since 1988. From 1987 to 1988 he was Finance Director at BTR, Plc.



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

 (a) (1) and (2) The financial statements, independent auditors' reports and Item 8 financial statement schedules being filed herewith or incorporated herein by reference are set forth in the Index to Financial Statements and Schedule included herein.

      (3) The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

 (b) No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

 (c) The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 1996 Proxy Statement are preceded by an asterisk (*).



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 XEROX CORPORATION


                                            By:  /s/ Barry D. Romeril_________
                                                 Executive Vice President and
                                                 Chief Financial Officer
March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 28, 1996



    Signature                                 Title

Principal Executive Officer:

Paul A. Allaire                              /s/ Paul A. Allaire______________

                                             Chairman, Chief Executive Officer
                                             and Director


Principal Financial Officer:

Barry D. Romeril                             /s/ Barry D. Romeril_____________

                                             Executive Vice President and
                                             Chief Financial Officer


Principal Accounting Officer:

Philip D. Fishbach                           /s/ Philip D. Fishbach___________

                                             Vice President and Controller


Directors:


/s/ Robert A. Beck                                   Director


/s/ B. R. Inman                                      Director


/s/ Yotaro Kobayashi                                 Director


/s/ Ralph S. Larsen                                  Director


/s/ John D. Macomber                                 Director


/s/ George J. Mitchell                               Director


/s/ N. J. Nicholas, Jr.                              Director


/s/ John E. Pepper                                   Director


/s/ Martha R. Seger                                  Director


/s/ Thomas C. Theobald                               Director


Report of Independent Auditors



To the Board of Directors and Shareholders of Xerox Corporation


Under date of January 24, 1996, we reported on the consolidated balance sheets of Xerox Corporation and consolidated subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the Xerox Corporation 1995 Annual Report to Shareholders on pages 32, 41, 46, and 54-77. These consolidated financial statements and our report thereon are incorporated by reference in the 1995 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG PEAT MARWICK LLP



Stamford, Connecticut
January 24, 1996



Index to Financial Statements and Schedule

Financial Statements:

   Consolidated statements of income of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1995

   Consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 1995 and 1994

   Consolidated statements of cash flows of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1995

   Notes to consolidated financial statements

   Report of Independent Auditors

   Quarterly Results of Operations (unaudited)

      The above consolidated financial statements, related notes, report thereon and the quarterly results of operations which appear on pages 32, 41, 46, 54-77, 78, and 79 of the Company's 1995 Annual Report to Shareholders are hereby incorporated by reference in this document.

Commercial and Industrial (Article 5) Schedule:

II - Valuation and qualifying accounts


All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.


                                                                   SCHEDULE II

Valuation and Qualifying Accounts
Year ended December 31, 1995, 1994 and 1993

                                           Additions
                             Balance at    charged to   Deductions,   Balance
                              beginning     costs and     net of       at end
(in millions)                 of period     expenses    recoveries   of period

1995
Allowance for Losses on:
   Accounts Receivable            $ 79          $ 81         $ 71         $ 89
   Finance Receivables             319           227          224          322
Deferred Tax Valuation
   Allowance                        34             -           14           20

                                  $432          $308         $309         $431

1994
Allowance for Losses on:
   Accounts Receivable            $ 62          $ 70         $ 53         $ 79
   Finance Receivables             300           182          163          319
Deferred Tax Valuation
   Allowance                        34             -            -           34

                                  $396          $252         $216         $432

1993
Allowance for Losses on:
   Accounts Receivable            $ 68          $ 51         $ 57         $ 62
   Finance Receivables             275           199          174          300
Deferred Tax Valuation
   Allowance                         -            34            -           34

                                  $343          $284         $231         $396




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

            Incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1988.

        (2) Certificate of Amendment dated July 7, 1989 to the Restated Certificate of Incorporation.

            Incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1989.

        (3) Certificate of Amendment dated October 10, 1994 to the Restated Certificate of Incorporation.

            Incorporated by reference to Exhibit 3(a)(3) to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1994.

        (4) Certificate of Amendment dated October 19, 1995 to the Restated Certificate of Incorporation.

    (b)     By-Laws of Registrant, as amended through May 29, 1991.

            Incorporated by reference to Exhibit 3(b)(2) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1991.

(4) (a) Indenture dated as of January 15, 1990 between Registrant and BankAmerica National Trust Company (as successor in interest to Security Pacific National Trust Company (New York)) relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration No. 33-33150.

    (b) Indenture dated as of December 1, 1991 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration No. 33-44597.




    (c) Indenture dated as of March 1, 1988, as supplemented by the First Supplemental Indenture dated as of July 1, 1988, between Xerox Credit Corporation (XCC) and The First National Bank of Chicago relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-20640 and to Exhibit 4(a)(2) to XCC's Current Report on Form 8-K dated July 13, 1988.

    (d) Indenture dated as of March 1, 1989, as supplemented by the First Supplemental Indenture dated as of October 1, 1989, between XCC and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-27525 and to Exhibit 4(a)(2) to XCC's Registration Statement No. 33-31367.

    (e) Indenture dated as of October 1, 1991, as supplemented by the First Supplemental Indenture dated as of May 1, 1992, between XCC and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-43470.

    (f) Indenture dated as of May 1, 1994, between XCC and State Street Bank and Trust Company (formerly, The First National Bank of Boston) relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-53533 and to Exhibits 4(a)(1) and 4(a)(2) to XCC's Registration Statement No. 33-43470.

    (g) Indenture dated as of October 2, 1995, between XCC and State Street Bank and Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-61481.

    (h) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10) The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 1996 Proxy Statement are preceded by an asterisk (*).

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

            Incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1989.

   *(k)     Registrant's Contributory Life Insurance Plan.

            Incorporated by reference to Exhibit 10(s) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1989.

    (l) 1996 Amendment and Restatement of Registrant's 1989 Deferred Compensation Plan for Directors.

   *(m) 1993 Amendment and Restatement of Registrant's 1989 Deferred Compensation Plan for Executives.

            Incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

   *(n)     Executive Performance Incentive Plan.

            Incorporated by reference to Registrant's Notice of the 1995 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

    (o) Stock Purchase Agreement dated as of January 17, 1996 among Registrant, Xerox Financial Services, Inc. (XFSI) and New Talegen Holdings Corporation and Talegen Acquisition Corporation. This Agreement is for the sale of Talegen Holdings, Inc. and its subsidiaries. Copies of the exhibits to the Agreement will be furnished upon request. Copies of the schedules to the Agreement will be furnished to the Commission upon request.

    (p) Stock Purchase Agreement dated as of January 17, 1996 among Registrant, XFSI and TRG Acquisition Corporation. This Agreement is for the sale of The Resolution Group, Inc. Copies of the exhibits to the Agreement will be furnished upon request. Copies of the schedules to the Agreement will be furnished to the Commission upon request.

(11)        Statement re computation of per share earnings.

(12)        Computation of Ratio of Earnings to Fixed charges.

(13) Pages 32 through 81 of Registrant's 1995 Annual Report to Shareholders.

(21)        Subsidiaries of the Registrant.

(23)        Consent of KPMG Peat Marwick LLP.

(28) P      Schedule P of Annual Statements to State Regulatory Authorities.

            Incorporated by reference to Exhibit (28) on the Form SE of Registrant dated March 26, 1996.