Form 10-Q
period 1996-03-31
XEROX CORP
filed 1996-05-08
CIK 108772

			      FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:    March 31, 1996

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                        Outstanding at April 30,1996

Common Stock                              107,867,241  shares
Class B Stock                                   1,000  shares

		  This document consists of 25 pages.

		(THIS PAGE IS INTENTIONALLY LEFT BLANK)

			    Xerox Corporation
				Form 10-Q
			     March 31, 1996

Table of Contents
							     Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                        4

      Consolidated Balance Sheets                              5

      Consolidated Statements of Cash Flows                    6

      Notes to Consolidated Financial Statements               7


   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                     10

      Discontinued Operations                                 16

      Capital Resources and Liquidity                         19

      Hedging Instruments                                     20


Part II - Other Information

   Item 1. Legal Proceedings                                  22

   Item 6. Exhibits and Reports on Form 8-K                   22

Signatures                                                    23


Exhibit Index

   Computation of Net Income per Common Share                 24

   Computation of Ratio of Earnings to Fixed Charges          25

   Financial Data Schedule        (filed in electronic form only)

PART I - FINANCIAL INFORMATION
				 Xerox Corporation
			  Consolidated Statements of Income

						     Three months ended
							    March 31,
(In millions, except per-share data)                     1996     1995

Revenues
  Sales                                               $ 1,917  $ 1,864
  Service and rentals                                   1,755    1,651
  Finance income                                          256      252
  Total Revenues                                        3,928    3,767


Costs and Expenses
  Cost of sales                                         1,092    1,102
  Cost of service and rentals                             898      837
  Equipment financing interest                            130      125
  Research and development expenses                       254      218
  Selling, administrative and general
    expenses                                            1,166    1,099
  Other, net                                                4       19
  Total Costs and Expenses                              3,544    3,400


  Income before Income Taxes, Equity Income
    and Minorities' Interests                             384      367

  Income taxes                                            139      142
  Equity in net income of unconsolidated
    affiliates                                             20       13
  Minorities' interests in earnings of
    subsidiaries                                           28       51

Income from Continuing Operations                         237      187

Discontinued Operations                                     -      (40)


Net Income                                             $  237  $   147

Primary Earnings per Share
  Continuing Operations                                $ 2.03  $  1.60
  Discontinued Operations                                   -     (.37)
Primary Earnings per Share                             $ 2.03  $  1.23

Fully Diluted Earnings per Share
  Continuing Operations                                $ 1.95  $  1.54
  Discontinued Operations                                   -     (.34)
Fully Diluted Earnings per Share                       $ 1.95  $  1.20
See accompanying notes.

				Xerox Corporation
			    Consolidated Balance Sheets

					       March 31,     December 31,
(In millions, except share data in thousands)      1996             1995
Assets

Cash                                           $      5          $   136
Accounts receivable, net                          2,183            1,914
Finance receivables, net                          3,998            4,069
Inventories                                       2,911            2,656
Deferred taxes and other current assets           1,112            1,095

  Total Current Assets                           10,209            9,870

Finance receivables due after one year, net       6,350            6,406
Land, buildings and equipment, net                2,135            2,105
Investments in affiliates, at equity              1,261            1,314
Goodwill                                            625              627
Other assets                                        976              876
Investment in discontinued operations             4,819            4,810

Total Assets                                   $ 26,375         $ 26,008


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                               $  3,208        $   3,274
Accounts payable                                    503              578
Accrued compensation and benefit costs              499              731
Unearned income                                     229              228
Other current liabilities                         2,242            2,216

  Total Current Liabilities                       6,681            7,027

Long-term debt                                    8,709            7,867
Postretirement medical benefits                   1,024            1,018
Deferred taxes and other liabilities              2,401            2,437
Discontinued operations liabilities -
  policyholders' deposits and other               2,724            2,810
Deferred ESOP benefits                             (547)            (547)
Minorities' interests in equity of subsidiaries     754              755
Preferred stock                                     759              763
Common shareholders' equity                       3,870            3,878

Total Liabilities and Equity                   $ 26,375        $  26,008

Shares of common stock issued and outstanding   107,990          108,343

See accompanying notes.

				  Xerox Corporation
			  Consolidated Statements of Cash Flows

Three months ended March 31    (In millions)            1996          1995

Cash Flows from Operating Activities
Income from Continuing Operations                       $ 237       $  187
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                           150          158
  Provisions for doubtful accounts                         47           39
  Provision for postretirement medical benefits            11           15
  Charges against 1993 restructuring reserve              (50)        (111)
  Minorities' interests in earnings of subsidiaries        28           51
  Undistributed equity in income of affiliated companies  (20)         (13)
  Increase in inventories                                (325)        (342)
  Decrease in finance receivables                          19           46
  Increase in accounts receivable                        (287)        (151)
  Decrease in accounts payable and accrued compensation
    and benefit costs                                    (317)        (219)
  Net change in current and deferred income taxes          54           39
  Other, net                                             (154)          78
    Total                                                (607)        (223)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (148)          (43)
  Proceeds from sales of land, buildings and equipment    31            14
  Purchase of additional interest in Rank Xerox            -          (972)
    Total                                               (117)       (1,001)

Cash Flows from Financing Activities
  Net change in debt                                     861         1,372
  Dividends on common and preferred stock               (110)          (97)
  Proceeds from sale of common stock                      32            60
  Repurchase of common and preferred stock               (96)           (4)
  Dividends to minority shareholders                       -           (26)
    Total                                                687         1,305
Effect of Exchange Rate Changes on Cash                    -            (4)

Cash Provided (Used) by Continuing Operations            (37)           77

Cash Used by Discontinued Operations                     (94)          (91)
Decrease in Cash                                        (131)          (14)

Cash at Beginning of Period                              136            43

Cash at End of Period                                 $    5        $   29

See accompanying notes.

			Xerox Corporation
	    Notes to Consolidated Financial Statements


1. The consolidated financial statements presented herein have been prepared by Xerox Corporation ("the Company") in accordance with the accounting policies described in its 1995 Annual Report to Shareholders and should be read in conjunction with the notes thereto. Effective with 1996 reporting, the Company's China operations are fully consolidated. The 1995 financial statements presented herein have been restated to reflect this change and several other accounting reclassifications to conform with the 1996 presentation. The impact of these changes is not material and did not affect net income.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made. Interim financial data presented herein are unaudited.


2. Inventories consist of (in millions):

					March 31,      December 31,
					    1996              1995

Finished products                       $   1,790         $  1,646
Work in process                               115               88
Raw materials and supplies                    371              295
Equipment on operating leases, net            635              627
    Total                               $   2,911         $  2,656


3. Common shareholders' equity consists of (in millions):

					March  31,     December 31,
					    1996              1995

Common stock                             $    110         $    109
Additional paid-in-capital                  1,581            1,552
Retained earnings                           2,449            2,321
Net unrealized gain (loss) on
  investment securities                         3               (1)
Translation adjustments                      (187)            (103)
Treasury stock                                (86)               -
    Total                                $  3,870         $  3,878


4. The Company's Consolidated Balance Sheet at March 31, 1996 includes current and non-current accrued liabilities of $240 million and $112 million, respectively, associated with the Document Processing restructuring program announced in December 1993. At December 31, 1995, the corresponding accrued liabilities aggregated $395 million. During the three month period ended March 31, 1996, restructuring-related activity

			Xerox Corporation
	    Notes to Consolidated Financial Statements


reduced the accrued liability by $43 million. Management believes the aggregate reserve balance of $352 million at March 31, 1996 is adequate for the completion of the restructuring program. Additional information concerning the progress of the restructuring program is included in the accompanying Management's Discussion and Analysis on page 13.

5. Interest expense totaled $148 million and $137 million for the three months ended March 31, 1996 and 1995, respectively.


6. Litigation

Continuing Operations

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. On April 15, 1994, another case was filed in the United States District Court for the Northern District of California by 21 different ISOs from 12 states. Plaintiffs in these actions claim damages (to be trebled) to their individual businesses resulting from essentially the same alleged violations of law at issue in the antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties were not included in that class action. One of the plaintiffs in the suit filed in California subsequently filed its own complaint alleging essentially the same claims. In one of the pending cases damages are unspecified and in the other two damages in excess of $10 million are sought. In addition, injunctive relief is sought in each of the actions. The actions have been consolidated for pretrial proceedings in the District of Kansas. The Company has asserted counter-claims against certain of the plaintiffs alleging patent and copyright infringement, misappropriation of Xerox trade secrets, conversion and unfair competition and/or false advertising. On December 11, 1995, the District Court issued a preliminary injunction against the parent company of the Kansas City and St. Louis ISOs for copyright infringement. The Company denies any wrongdoing and intends to vigorously defend these actions and pursue its counterclaims.

Discontinued Operations

Farm & Home Savings Association (Farm & Home) and certain Talegen insurance companies (Insurance Companies) entered into an agreement (Indemnification Agreement) under which the Insurance Companies are required to defend and indemnify Farm & Home from certain actual and punitive damage claims being made against Farm & Home relating to the Brio superfund site (Brio). In a number

			Xerox Corporation
	    Notes to Consolidated Financial Statements


of lawsuits pending against Farm & Home in the District Courts of Harris County, Texas, several hundred plaintiffs seek both actual and punitive damages allegedly relating to injuries arising out of the hazardous substances at Brio. The Insurance Companies have been defending these cases under a reservation of rights because it is unclear whether certain of the claims fall under the coverage of either the policies or the Indemnification Agreement. The Insurance Companies have been successful in having some claims dismissed which were brought by plaintiffs who were unable to demonstrate a pertinent nexus to the Southbend subdivision. However, there are numerous plaintiffs who do have a nexus to the Southbend subdivision. The Insurance Companies have been in settlement discussions with respect to claims brought by plaintiffs who have or had a pertinent nexus to the Southbend subdivision. If not settled, one or more of these cases can be expected to be tried in 1996.

			Xerox Corporation
	     Management's Discussion and Analysis of
	   Results of Operations and Financial Condition

		       Document Processing

Underlying Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as "underlying growth."

When compared with the major European currencies, the U.S. dollar was approximately 1 percent weaker in the 1996 first quarter than in the 1995 first quarter. As a result, foreign currency translation had only a marginal impact on our total revenue and expense growth in the 1996 first quarter.

We do not hedge the translation of foreign currency-denominated revenues.

Revenues

We estimate that the components of underlying revenue growth were as follows:
				       Underlying Growth
			       1996               1995
				Q1        FY   Q4   Q3   Q2   Q1

Total Revenues                   4%        7%   2%   8%   8%  11%

Sales
   Equipment*                    7         6   (1)  12    8    8
   Supplies                      -         9   (1)   9   10   21
   Paper                        (2)       39   22   42   42   54
    Total                        2         9    -   11   12   18

Service/Rentals/Document Outsourcing
   Service                       1         2    1    1    4    3
   Rentals                       2         1    1    3   (2)   3
   Document Outsourcing         48        46   51   44   43   46
     Total                       6         6    5    6    6    6

Finance Income                  (1)       (4)  (1)  (7)  (2)  (4)

Memo:
Revenues Excluding
   Equipment Sales               3         9    6    8    9   12

* Only includes equipment sales to end-users

The increase in equipment sales to end users in the first quarter, compared with the 1995 fourth quarter, primarily reflects double digit growth in the United States, Latin America and Canada, partially offset by a decline in Rank Xerox.

Revenues from supplies, paper, service, rentals, document outsourcing and other revenues, and income from customer financing represented 72 percent of total revenues in the 1996 first quarter. Growth in these revenues is primarily a function of the growth in our installed population of equipment, usage and pricing. The significant decline in growth in the first quarter reflects the reduced growth in supplies and paper sales.

  Supplies sales: Flat revenues in the 1996 first quarter are due to an unusually strong 1995 first quarter when supplies sales increased 21 percent.

  Paper sales: Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. The decline in the 1996 first quarter is due to lower sales volumes compared with the 1995 first quarter when customers were stocking in anticipation of shortages, partially offset by higher average prices as a result of significant price increases in the first half of 1995.

  Service revenues: The modest growth in recent quarters reflects the trend to document outsourcing and competitive pricing pressures.

  Rental revenues: Non-U.S. rental revenues continued the long term decline reflecting a customer preference for outright purchase. In the U.S., however, there has been an increasing trend toward cost-per-copy rental plans, which adversely affects up-front equipment sales, service revenues and finance income.

  Document Outsourcing: This growth reflects the trend of customers to outsource their document processing requirements to Xerox. This has the effect of diverting revenue from equipment sales, service and finance income. This trend reduces current period total revenues but increases revenues in future periods.

  Finance income: Our strategy for financing equipment sales is to charge a spread over our cost of borrowing and to lock in that spread by match-funding the notes receivable with borrowings of similar maturities. Strong growth in the financing of equipment sales in Brazil more than offset a decline in interest income in the U.S. and Rank Xerox resulting from lower average interest rates and the trend to document outsourcing.

Geographically, the underlying revenue growth rates are estimated as follows:

			       1996                1995
				Q1        FY   Q4   Q3   Q2   Q1

Total Revenues                   4%        7%   2%   8%   8%  11%

   United States                 5         3   (3)   5    5    8
   Rank Xerox                   (2)        8   10    2    5   13
   Other Areas                  11        16    2   27   25   17

U.S. revenues increased 5 percent in the 1996 first quarter, compared with a decline of 3 percent in the 1995 fourth quarter.
The improvement in the 1996 first quarter was driven by exceptional sales of the DocuTech and color products resulting from improvements implemented since mid-1995.

Rank Xerox (Rank Xerox Limited and related companies) manufactures and markets Xerox products principally in Europe. Rank Xerox revenues declined 2 percent in the first quarter compared with a very strong first quarter last year. The decline was also a result of some weakness in the economic environments in France, Germany and Russia. Revenues in the United Kingdom declined modestly compared with a strong 1995 first quarter.

Other Areas include operations principally in Latin America and Canada. Revenue growth was excellent in Brazil and strong in Mexico and Canada. In 1995, our revenues were approximately $1.4 billion in Brazil and $200 million in Mexico.

For the major product categories, the underlying revenue growth rates are estimated as follows:

			       1996                1995
				Q1        FY   Q4   Q3   Q2   Q1

Total Revenues                   4%        7%   2%   8%   8%  11%

   Black & White Copiers         -         2   (2)   3    2    4
   Enterprise Printing          19        17   10   18   20   22


Revenues from black-and-white copying represented 59 percent of total document processing revenues in the 1996 first quarter and for the 1995 full year. Strong growth in Latin America was offset by a modest decline in Rank Xerox. Revenues from enterprise printing, including production publishing, data center printing, network printing, and color printing and copying, represented 27 percent of total revenues in the 1996 first quarter compared with 25 percent for the 1995 full year.

Exceptional U.S. sales of the DocuTech and color products were tempered by weak Rank Xerox performance.


Productivity Initiatives

In 1993, we announced a restructuring program to significantly reduce the cost base and to improve productivity. Our objectives were to reduce our worldwide work force by more than 10,000 employees and to close or consolidate a number of facilities.

To date, the activities associated with the 1993 restructuring program have reduced employment by 12,400, achieved pre-tax cost reductions of approximately $350 million in 1994 and $650 million in 1995, and we are on track towards achieving our restructuring program objectives. However, a portion of the savings has been reinvested to reengineer business processes, to support the expansion in growth markets, and to mitigate anticipated continued pricing pressures.


Gross Profit and Expenses

Employment increased by 800 in the 1996 first quarter to 86,700 in the quarter as a result of the hiring of additional sales representatives for our worldwide operations and the hiring of employees to support our fast-growing document outsourcing business. Reductions from our ongoing productivity program totaled 400 in the quarter.

Gross profit increased 6 percent as a result of volume and an improvement in gross margins.

The gross margins by revenue stream were as follows:

				       Gross Margins
			  1996                 1995
			   Q1     FY     Q4     Q3     Q2    Q1

Total Gross Margin %      46.0%  46.1%  46.7%  46.0%  46.5% 45.2%

Sales                     43.0   43.0   45.0   42.7   42.7  40.9
Service and Rentals       48.9   49.6   48.9   49.3   50.8  49.3
Financing                 49.0   49.7   50.1   50.1   48.3  50.4

Total gross margins improved by 0.8 percentage points in the 1996 first quarter from the 1995 first quarter. The improvement of
2.1 percentage points in the sales gross margin from the 1995 first quarter was principally due to cost reductions and favorable product and geographical mix, partially offset by pricing pressures. The erosion in the service and rentals gross margin of 0.4 percentage points from the 1995 first quarter was largely due to pricing pressures and economic cost increases, partially offset by the benefits from productivity initiatives. Research and development (R&D) expense increased 17 percent compared with a low 1995 first quarter reflecting increased investment in future product introductions. Although this rate of growth is unlikely to be sustained, we will continue to invest in technological development to maintain our premier position in the rapidly changing document processing market. We expect to introduce a stream of new, technologically innovative products in the coming months, the most recent was the DocuColor 40 which was announced in April, 1996. Xerox R&D is strategically coordinated with that of Fuji Xerox Co., Ltd., an unconsolidated joint venture between Rank Xerox Limited and Fuji Photo Film Company Limited. Fuji Xerox invested approximately $600 million in R&D in 1995.

Selling, administrative and general expenses (SAG) increased 6 percent in the 1996 first quarter due to economic cost increases, expansion in growth markets, principally in our Brazilian operations, and investments to increase worldwide sales effectiveness, including the expansion of direct sales coverage and indirect distribution channels, partially offset by improved productivity. SAG was 29.7 percent of revenue in the first quarter, an increase of 0.5 percentage points from the 1995 first quarter.

The $15 million decrease in other expenses, net, in the 1996 first quarter reflects increased interest and investment income and reduced foreign currency losses from balance sheet translation, partially offset by higher interest expense, principally due to the financing of the increased financial interest in Rank Xerox.


Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes, equity in net income of unconsolidated affiliates and minorities' interests increased 5 percent to $384 million in the 1996 first quarter from $367 million in the 1995 first quarter.

The effective tax rate was 36.3 percent in the 1996 first quarter and 38.6 percent in the 1995 full year. The decline was primarily due to a lower statutory tax rate in Brazil.

Equity in the net income of unconsolidated affiliates, principally Fuji Xerox, increased in the 1996 first quarter to $20 million from $13 million in the 1995 first quarter. The increase in Fuji Xerox income was due to revenue growth in their domestic market.

Minorities' interests in the earnings of subsidiaries was $28 million in the 1996 first quarter compared with $51 million in the 1995 first quarter. The decline was due to lower Rank Xerox income and our increased financial interest in Rank Xerox. On February 28, 1995, we increased our financial interest in Rank Xerox to 80 percent from 67 percent.


Income

Income in the 1996 first quarter was $237 million, a growth of 26 percent compared with $187 million in the 1995 first quarter

Primary earnings per share increased 27 percent to $2.03 in the 1996 first quarter. Fully diluted earnings per share increased
27 percent to $1.95.


China Operations Consolidation and Other Reclassifications

Effective with 1996 reporting, our China operations are fully consolidated. Prior year financial and operating results have been restated to reflect this change and several other accounting reclassifications to conform with 1996 reporting. The impact of these changes on the financial statements and underlying trends is not material and there is no change in income.

		      Discontinued Operations

The investment in the discontinued financial services businesses which includes Insurance, Other Financial Service, Third-Party / Real-Estate and assigned debt totaled $2.1 billion at March 31, 1996 compared with $2.0 billion at December 31, 1995. The increase primarily includes scheduled payments to Ridge Re for annual premium installments and associated finance charges. A discussion of the discontinued businesses follow.

Insurance Segment

In January 1996, Xerox announced agreements to sell all of our Remaining Talegen insurance units (Coregis Group, Inc., Crum & Forster Holdings, Inc., Industrial Indemnity Holdings, Inc., Westchester Specialty Group, Inc. and three insurance-related service companies) and The Resolution Group, Inc. (TRG) to investor groups led by Kohlberg Kravis Roberts & Co. (KKR) and senior management of the Remaining companies. The sales, expected to close in the middle of this year, will consist of two concurrent transactions with proceeds totaling $2.7 billion, including the assumption of Talegen debt. The transactions are subject to customary closing conditions, including buyer financing and regulatory approvals. In connection with the announced sales, the Company recorded a fourth quarter, 1995, $1,546 million after-tax charge. As a result of the sales of the Talegen units, the insurance segment has been classified as a discontinued operation for all periods presented and its operating results did not affect the Company's earnings in the first quarter of 1996.

Operating results for the discontinued insurance segment in the first quarter of 1996 and 1995 follow:


			   Revenue        After-Tax Income
(In Millions)           1996     1995      1996      1995
Talegen/TRG             $530     $683      $ 24      $ 20

Total Insurance         $525     $674      $(10)     $(40)


The improvement in the 1996 after-tax income compared with 1995 reflects the absence of the 1995 settlement between Monsanto and Talegen which totaled $22 million after-tax. The 1996 Total Insurance after-tax loss of $10 million was charged to reserves established for this purpose and, therefore, does not impact the Company's earnings. The investment at March 31, 1996 totaled $1,786 million compared with a restated balance of $1,678 million at December 31, 1995. The increase primarily includes contractual payments to Ridge Re for annual premium installments and associated finance charges. Under the terms of the aforementioned sales agreements, the investment is considered to be fully recoverable by management.

Other Financial Services

Other Financial Services (OFS), which were discontinued in the fourth quarter of 1993, had no after-tax income in the first quarter of 1996 and 1995. The net investment in OFS at March 31, 1996 was $95 million compared with a restated $114 million at December 31, 1995. The decrease in the investment primarily reflects the sale of the remaining portion of First Quadrant Corp. Management currently believes that the liquidation of the remaining OFS units will not result in a net loss.

On June 1, 1995, Xerox Financial services, Inc. (XFSI) completed the sale of Xerox Financial Services Life Insurance Company and related companies (Xerox Life Companies) to a subsidiary of General American Life Insurance Company. After the sale, the Xerox Life Companies names were changed to replace the name "Xerox" in the corporate titles with the name "Cova" (Cova Companies). OakRe Life Insurance Company (OakRe), an XFSI subsidiary formed in 1994, has assumed responsibility for existing Single Premium Deferred Annuity (SPDA) policies issued by Xerox Life's Missouri and California companies via coinsurance agreements (Coinsurance Agreements). The Coinsurance Agreements include a provision for the assumption (at their election) by the Cova Companies, of all of the SPDA policies at the end of their current rate reset periods. A Novation Agreement with an affiliate of the new owner provides for the assumption of the liability under the Coinsurance Agreements for any SPDA policies not so assumed by the Cova Companies. Other policyholders (of Immediate, Whole Life, and Variable annuities as well as a minor amount of SPDAs issued by Xerox Life New York) will continue to be the responsibility of the Cova Companies.

As a result of the Coinsurance Agreements, at March 31, 1996, OakRe retained approximately $2.4 billion of investment portfolio assets (transferred from the Xerox Life Companies) and liabilities related to the reinsured SPDA policies. Interest rates on these policies are fixed and were established upon issuance of the respective policies. Substantially all of these policies will reach their rate reset periods within the next five years and will be assumed under the Agreements as described above. At March 31, 1996 the "maturities" of OakRe's assets and liabilities were not fully matched as the Xerox Life Companies' portfolio was designed to recognize that policy renewals extended liability "maturities", thereby permitting investments of somewhat longer average duration. OakRe's practice is to selectively improve this match over time as market conditions allow. As of March 31, 1996 we estimate that "maturities" are effectively matched for approximately 60% of ultimate policy liabilities.

In connection with the aforementioned sale, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at March 31, 1996. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.

Third-Party / Real-Estate

During the first quarter of 1996, sales of real-estate and third-party assets and run-off activity reduced assets associated with these businesses by $14 million to a total of $475 million. Assigned debt totaled $211 million at March 31, 1996, a $20 million decline from the year-end 1995 level. The net decrease in the investment in 1996 is mainly the result of run-off and selected sales of discontinued third-party financing assets. Management believes that the combination of existing reserves together with run-off profits should adequately provide for any credit losses or losses on disposition.

Capital Resources and Liquidity

Total debt, including ESOP and Discontinued Operations debt not shown separately in our consolidated balance sheets, increased to $12,529 million at March 31, 1996, from $11,794 million at December 31,1995. The principal causes for the change in consolidated indebtedness since year end, and versus first quarter 1995, are as follows:

(In millions)                                1996        1995
Total Debt as of January 1                 $11,794     $10,939
Non-Financing Businesses:
Document Processing Operations                 773         590
Increased financial interest in Rank Xerox       -         972
Discontinued Businesses                         73         132
Total Non-Financing                            846       1,694
Financing Businesses                          (146)       (104)
Total Operations                               700       1,590
Shareholder dividends                          110          97
Equity-related and other changes, net          (75)        (67)
Total Debt as of March 31                  $12,529     $12,559

For purposes of capital ratio analysis, total equity includes common equity, preferred stock and minorities' interests in the equity of subsidiaries.

The following table summarizes the changes in total equity during the first three months of 1996:


(In millions)
Total equity as of January 1,1996           $5,396
Income from Continuing Operations             $237
Shareholder Dividends Paid                    (110)
Common stock repurchased                       (91)
All Other, net                                 (49)
Balance as of March 31, 1996                $5,383


On a consolidated basis, the debt-to-capital ratio at March 31, 1996 was 72 percent compared with 71 percent December 31, 1995.

Non-Financing Operations

The following table summarizes Document Processing non-financing operations cash generation and borrowing for the three months ended March 31, 1996 and 1995:

				     Cash Generated/(Borrowed)
				    Three Months Ended March 31,
(In millions)                       1996                  1995
Document Processing
Non-Financing:
Income                              $185                  $130
Depreciation and Amortization        150                   158
Restructuring Payments               (50)                 (111)
Capital Expenditures                (148)                  (43)
Assets Sold                           31                    14
Working Capital/Other               (941)                 (738)
				   $(773)                $(590)

First quarter 1996 cash usage of $773 million was $183 million greater than in the first three months of 1995 due primarily to increased capital spending related to facilities infrastructure investments and an abnormally low level of spending during the first three months of 1995 and increased receivables. These factors were partially offset by higher net income and lower restructuring payments in 1996.

Financing Businesses

Financing business debt was reduced by $146 million and $104 million during the first three months of 1996 and 1995, respectively as increased financing related to higher equipment sales in the U.S. was more than offset by lower RX sales activity and a reduction in discontinued third-party financing debt. Financial leverage remained equal to our 6.5:1 debt-to-equity guideline as of March 31, 1996.


Hedging Instruments

We have entered into certain financial instruments to manage interest rate and foreign currency exposures. These instruments are held solely for hedging purposes and include interest rate swap agreements, forward foreign exchange contracts and foreign currency swap agreements. We have long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives: to lock in the value of cross-border cash flows and to reduce the impact of currency and interest rate volatility on costs, assets and liabilities. We do not enter into derivative instrument transactions for trading purposes.

Currency derivatives are primarily arranged in conjunction with underlying transactions that give rise to foreign currency-denominated payables and receivables: for example, an option to buy foreign currency to settle the importation of goods from suppliers, or a forward foreign-exchange contract to fix the rate at which a dividend will be paid by a foreign subsidiary. In addition, when cost-effective, currency derivatives are also used to hedge balance sheet exposures in hyperinflationary economies.

We do not hedge foreign currency-denominated revenues of our foreign subsidiaries since these do not represent cross-border cash flows.

With regard to interest rate hedging, virtually all customer financing assets earn fixed rates of interest and, therefore, we "lock in" an interest rate spread by arranging fixed-rate liabilities with similar maturities as the underlying assets. Additionally, customer financing assets in one currency are consistently funded with liabilities in the same currency. We refer to the effect of these conservative practices as "match funding" customer financing assets. This practice effectively eliminates the risk of a major decline in interest margins resulting from a rising interest rate environment. Conversely, this practice does effectively eliminate the opportunity to materially increase margins when interest rates are declining.

More specifically, pay fixed-rate and receive variable-rate swaps are typically used in place of more expensive fixed-rate debt. Pay variable-rate and receive variable-rate swaps are used to transform variable-rate medium-term debt into commercial paper or local currency LIBOR obligations. Additionally, pay variable-rate and receive fixed-rate swaps are used from time to time to transform longer-term fixed-rate debt into commercial paper or libor-based rate obligations. The transactions performed within each of these three categories enable the cost effective management of interest rate exposures. The potential risk attendant to this strategy is the performance of the swap counterparty. We address this risk by arranging swaps exclusively with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings, and determining the replacement cost, if any, of existing transactions.

Our currency and interest rate hedging are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

The information set forth under note 6 contained in the "Notes to Consolidated Financial Statements" on pages 8-9 of this Quarterly
Report, on Form 10-Q, is incorporated by reference in answer to this item.


Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27  Financial Data Schedule(in electronic form only)


(b)  Current Reports on Form 8-K dated January 18, 1996 and
January 24, 1996 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.

			   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					 XEROX CORPORATION
					   (Registrant)




				   _____________________________
Date:  May 8, 1996                 By  Philip D. Fishbach
				   Vice President and Controller
				  (Principal Accounting Officer)