Form 10-Q
period 1996-06-30
XEROX CORP
filed 1996-08-07
CIK 108772

			      FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:    June 30, 1996

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at July 31,1996

Common Stock                              324,799,357  shares

	      This document consists of 26 pages.

		(THIS PAGE IS INTENTIONALLY LEFT BLANK)

			   Xerox Corporation
			       Form 10-Q
			     June 30, 1996

Table of Contents
							     Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         4

      Consolidated Balance Sheets                               5

      Consolidated Statements of Cash Flows                     6

      Notes to Consolidated Financial Statements                7


   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      10

      Discontinued Operations                                  16

      Capital Resources and Liquidity                          19

      Hedging Instruments                                      20


Part II - Other Information

   Item 1. Legal Proceedings                                   22

   Item 4. Submission of Matters to a Vote of Security Holders 22

   Item 6. Exhibits and Reports on Form 8-K                    23

Signatures                                                     24


Exhibit Index

   Computation of Net Income per Common Share                  25

   Computation of Ratio of Earnings to Fixed Charges           26

   Financial Data Schedule        (filed in electronic form only)

PART I - FINANCIAL INFORMATION
				 Xerox Corporation
			  Consolidated Statements of Income


					  Three months ended  Six months ended
					       June 30,           June 30,
(In millions, except per-share data)         1996     1995      1996     1995

Revenues
  Sales                                   $ 2,200  $ 2,081   $ 4,117  $ 3,945
  Service and rentals                       1,770    1,722     3,525    3,373
  Finance income                              247      251       503      503
  Total Revenues                            4,217    4,054     8,145    7,821


Costs and Expenses
  Cost of sales                             1,193    1,193     2,285    2,295
  Cost of service and rentals                 880      846     1,778    1,683
  Equipment financing interest                125      130       255      255
  Research and development expenses           264      247       518      465
  Selling, administrative and general
    expenses                                1,269    1,167     2,435    2,266
  Other, net                                   27       59        31       78
  Total Costs and Expenses                  3,758    3,642     7,302    7,042


  Income before Income Taxes, Equity Income
    and Minorities' Interests                 459      412       843      779

  Income taxes                                164      160       303      302
  Equity in net income of unconsolidated
    affiliates                                 42       51        62       64
  Minorities' interests in earnings of
    subsidiaries                               44       49        72      100

Income from Continuing Operations             293      254       530      441

Discontinued Operations                         -      (16)        -      (56)


Net Income                                 $  293  $   238    $  530  $   385

Primary Earnings per Share
  Continuing Operations                    $ 0.85  $  0.74    $ 1.53  $  1.27
  Discontinued Operations                       -     (.05)        -     (.17)
Primary Earnings per Share                 $ 0.85  $  0.69    $ 1.53  $  1.10

Fully Diluted Earnings per Share
  Continuing Operations                    $ 0.81  $  0.70    $ 1.46  $  1.21
  Discontinued Operations                       -     (.05)        -     (.16)
Fully Diluted Earnings per Share           $ 0.81  $  0.65    $ 1.46  $  1.05
See accompanying notes.

				 Xerox Corporation
			    Consolidated Balance Sheets

					       June 30,     December 31,
(In millions, except share data in thousands)      1996             1995
Assets

Cash                                           $     18          $   136
Accounts receivable, net                          2,158            1,914
Finance receivables, net                          4,051            4,069
Inventories                                       3,001            2,656
Deferred taxes and other current assets           1,053            1,095

  Total Current Assets                           10,281            9,870

Finance receivables due after one year, net       6,417            6,406
Land, buildings and equipment, net                2,142            2,105
Investments in affiliates, at equity              1,305            1,314
Goodwill                                            621              627
Other assets                                        938              876
Investment in discontinued operations             4,614            4,810

Total Assets                                   $ 26,318         $ 26,008


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                               $  3,254        $   3,274
Accounts payable                                    505              578
Accrued compensation and benefit costs              603              731
Unearned income                                     211              228
Other current liabilities                         2,057            2,216

  Total Current Liabilities                       6,630            7,027

Long-term debt                                    8,878            7,867
Postretirement medical benefits                   1,030            1,018
Deferred taxes and other liabilities              2,326            2,437
Discontinued operations liabilities -
  policyholders' deposits and other               2,492            2,810
Deferred ESOP benefits                             (547)            (547)
Minorities' interests in equity of subsidiaries     789              755
Preferred stock                                     730              763
Common shareholders' equity                       3,990            3,878

Total Liabilities and Equity                   $ 26,318        $  26,008

Shares of common stock issued and outstanding        323,492           325,029

See accompanying notes.

			       Xerox Corporation
		       Consolidated Statements of Cash Flows

Six months ended June 30    (In millions)               1996          1995

Cash Flows from Operating Activities
Income from Continuing Operations                       $ 530       $  441
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                           357          349
  Provisions for doubtful accounts                         88           90
  Provision for postretirement medical benefits            23           30
  Charges against 1993 restructuring reserve              (91)        (194)
  Minorities' interests in earnings of subsidiaries        72          100
  Undistributed equity in income of affiliated companies  (62)         (63)
  Increase in inventories                                (543)        (614)
  Increase in finance receivables                        (187)         (23)
  Increase in accounts receivable                        (282)        (218)
  Decrease in accounts payable and accrued compensation
    and benefit costs                                    (177)         (47)
  Net change in current and deferred income taxes         124          111
  Other, net                                             (353)         (89)
    Total                                                (501)        (127)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (241)         (171)
  Proceeds from sales of land, buildings and equipment    30            30
  Purchase of additional interest in Rank Xerox            -          (972)
  Proceeds from sale of Constitution Re                    -           421
    Total                                               (211)         (692)

Cash Flows from Financing Activities
  Net change in debt                                   1,079         1,072
  Dividends on common and preferred stock               (220)         (195)
  Proceeds from sale of common stock                      74            89
  Repurchase of common and preferred stock              (215)          (60)
  Dividends to minority shareholders                      (1)          (42)
    Total                                                717           864
Effect of Exchange Rate Changes on Cash                   (2)           (4)

Cash Provided (Used) by Continuing Operations              3            41

Cash Provided (Used) by Discontinued Operations         (121)          (40)
Decrease in Cash                                        (118)            1

Cash at Beginning of Period                              136            41

Cash at End of Period                                 $   18        $   42

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


2.  Inventories consist of (in millions):

					June 30,      December 31,
					    1996              1995

Finished products                       $   1,850         $  1,646
Work in process                               123               88
Raw materials and supplies                    381              295
Equipment on operating leases, net            647              627
    Total                               $   3,001         $  2,656


3.  Common shareholders' equity consists of (in millions):

					June 30,      December 31,
					    1996              1995

Common stock                             $    330         $    327
Additional paid-in-capital                  1,381            1,334
Retained earnings                           2,628            2,321
Net unrealized gain (loss) on
  investment securities                         3               (1)
Translation adjustments                      (213)            (103)
Treasury stock                               (139)               -
    Total                                $  3,990         $  3,878


4. The Company's Consolidated Balance Sheet at June 30, 1996 includes current and non-current accrued liabilities of $206 million and $95 million, respectively, associated with the Document Processing restructuring program announced in December 1993. At December 31, 1995, the corresponding accrued liabilities aggregated $395 million. During the six month period ended June 30, 1996, restructuring-related activity reduced the

			Xerox Corporation
	    Notes to Consolidated Financial Statements


accrued liability by $94 million. Management believes the aggregate reserve balance of $301 million at June 30, 1996 is adequate for the completion of the restructuring program.
Additional information concerning the progress of the restructuring program is included in the accompanying
Management's Discussion and Analysis on page 13.


5. Interest expense totaled $295 million and $296 million for the six months ended June 30, 1996 and 1995, respectively.


6. At the Company's annual meeting on May 16, 1996, shareholders approved an increase in the number of authorized shares of common stock, from 350 million to 1.05 billion to effect a three-for-one stock split. The effective date of the split was June 6 for shareholders of record as of May 23. All share and per share amounts have been restated to retroactively reflect the stock split.


7. The Board of Directors has authorized the Company to repurchase up to $1 billion of Xerox common stock. The stock will be purchased from time to time on the open market depending on market conditions. As of June 30, 1996, the Company has repurchased 4 million shares for $182 million.


8.  Litigation

Continuing Operations

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Plaintiffs claim damages predominately resulting from the Company's alleged refusal to sell parts or license diagnostic software for high volume copiers and printers to plaintiffs prior to 1994 and the Company's alleged continued refusal to sell parts at nonexclusionary prices or to license diagnostic software on nonexclusionary terms. In addition to monetary damages in excess of $10 million (to be trebled),
injunctive relief is sought.   The company's policies and
practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as the plaintiffs in the Kansas action, were not included in that class action. The Company has asserted counterclaims against the plaintiffs alleging patent and

			Xerox Corporation
	    Notes to Consolidated Financial Statements


copyright infringement, misappropriation of Xerox trade secrets, conversion and unfair competition and/or false advertising. On December 11, 1995, the District Court issued a preliminary injunction against the parent company for copyright infringement. A trial date of April 15, 1997 has been set. The Company denies any wrongdoing and intends to vigorously defend these actions and pursue its counterclaims.

Xerox has reached an agreement in principle to settle antitrust litigation with 20 different ISOs. The terms of the settlement will have no material effect on the Company.


Discontinued Operations

Farm & Home Savings Association, now known as Roosevelt Bank, (Farm & Home) and certain Talegen insurance companies (Insurance Companies) entered into an agreement (Indemnification Agreement) under which the Insurance Companies are required to defend and indemnify Farm & Home from certain actual and punitive damage claims being made against Farm & Home relating to the Brio superfund site (Brio). In a number of lawsuits pending against Farm & Home in the District Courts of Harris County, Texas, several hundred plaintiffs seek both actual and punitive damages allegedly relating to injuries arising out of the hazardous substances at Brio. The Insurance Companies have been defending these cases under a reservation of rights because it is unclear whether certain of the claims fall under the coverage of either the policies or the Indemnification Agreement. The Insurance Companies have been successful in having some claims dismissed which were brought by plaintiffs who were unable to demonstrate a pertinent nexus to the Southbend subdivision. However, there are numerous plaintiffs who do have a nexus to the Southbend subdivision. The Insurance Companies have been in settlement discussions with respect to claims brought by plaintiffs who have or had a pertinent nexus to the Southbend subdivision. In addition, Farm & Home presently has pending motions for summary judgment which would dispose of many of the claims asserted. If not settled or resolved by summary judgment, one or more of these cases can be expected to be tried in late 1996 or 1997.

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

When compared with the major European currencies, the U.S. dollar was approximately 5 percent stronger in the 1996 second quarter than in the 1995 second quarter. As a result, foreign currency translation had an unfavorable impact of 2 percentage points on total revenues in the 1996 second quarter.

A substantial portion of our consolidated revenues is derived from operations outside of the United States in subsidiaries where the U.S. dollar is not the functional currency. Revenues denominated in currencies where the local currency is the functional currency are not hedged for purposes of translation into U.S. dollars.

Revenues

We estimate that the components of underlying revenue growth were as follows:
				       Underlying Growth
				 1996             1995
				Q2   Q1   FY   Q4   Q3   Q2   Q1
Total Revenues                   6%  4%    7%   2%   8%   8%  11%

Sales
   Equipment*                    9   7     6   (1)  12    8    8
   Supplies                      6   -     9   (1)   9   10   21
   Paper                        (7) (2)   39   22   42   42   54
    Total                        7   2     9    -   11   12   18

Service/Rentals/Outsourcing/Other
   Service                      (1)  1     2    1    1    4    3
   Rentals                       2   2     1    1    3   (2)   3
   Document Outsourcing         51  48    46   51   44   43   46
     Total                       4   6     6    5    6    6    6

Finance Income                   -   1    (4)  (1)  (7)  (2)  (4)

Memo: Revenues Excluding
	 Equipment Sales*        4   2     7    4    6    9   12

* Equipment sales to end-users only

The increase in equipment sales to end users in the second quarter, compared with the 1995 second quarter, primarily reflects double digit growth in the United States and Latin
America and good growth in Rank Xerox.

Revenues from supplies, paper, service, rentals, document outsourcing and other revenues, and income from customer financing represented 68 percent of total revenues in the 1996 second quarter. Growth in these revenues is primarily a function of the growth in our installed population of equipment, usage and pricing.

  Supplies sales: The improved growth in the 1996 second quarter from prior quarters is due principally to strong growth in enterprise printing and an increase in OEM demand.

  Paper sales: Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. The decline in the 1996 second quarter is due to lower prices as the paper industry moves into a period of excess supply.

  Service revenues: The decline in growth in the 1996 second quarter and the modest growth in the several preceding quarters reflects the increasing customer preference for rental plans and document outsourcing as well as competitive pressures.

  Rental revenues: Non-U.S. rental revenues continued the long term decline reflecting a customer preference for outright purchase. This decline has been offset by increases in the U.S. where there has been an increasing trend toward cost-per-copy rental plans, which adversely affects up-front equipment sales, service revenues and finance income.

  Document Outsourcing: This growth reflects the trend of customers to outsource their document processing requirements to Xerox. This has the effect of diverting some revenues from equipment sales, service and finance income. This trend reduces current period total revenues but increases revenues in future periods.

  Finance income: Our strategy for financing equipment sales is to charge a spread over our cost of borrowing and to lock in that spread by match-funding the notes receivable with borrowings of similar maturities. Strong growth in the financing of equipment sales in Brazil offset a decline in interest income in the U.S. and Rank Xerox resulting from lower average interest rates and the trends to document outsourcing and rental plans.

Geographically, the underlying revenue growth rates are estimated as follows:

			    1996                   1995
			  Q2    Q1        FY   Q4   Q3   Q2   Q1

Total Revenues            6%     4%        7%   2%   8%   8%  11%

   United States          6      5         3   (3)   5    5    8
   Rank Xerox             2     (2)        8   10    2    5   13
   Other Areas           10     11        16    2   27   25   17

The improvement in U.S. revenue growth in the 1996 second quarter from prior quarters was driven by exceptional sales of the DocuTech and color products resulting from sales coverage improvements implemented since mid-1995.

Rank Xerox (Rank Xerox Limited and related companies) manufactures and markets Xerox products principally in Europe.
The modest revenue growth in Rank Xerox reflects essentially flat revenues in France, the U.K. and Germany, declines in Spain and Russia, and good growth in the rest of Europe.

Other Areas include operations principally in Latin America and Canada. Revenue growth was excellent in Brazil and good in
Mexico, as the economy recovers.   Revenues declined modestly in
Canada and the rest of Latin America. Our 1995 revenues were approximately $1.4 billion in Brazil and $200 million in Mexico.

For the major product categories, the underlying revenue growth rates are estimated as follows:


			      1996              1995
			    Q2   Q1    FY   Q4   Q3   Q2   Q1

Total Revenues              6%    4%    7%   2%   8%   8%  11%

   Black & White Copiers    -     -     2   (2)   3    2    4
   Enterprise Printing     21    19    17   10   18   20   22


Revenues from black-and-white copying represented 57 percent of total document processing revenues in the 1996 second quarter, and 59 percent in the 1996 first quarter and for the 1995 full year. Strong growth in personal copiers and modest growth in convenience, workgroup and departmental copiers was offset by declines in duplicators, as volume is transferring to electronic applications on DocuTech, and copiers for large engineering drawings due to competitive pressures. Revenues from enterprise printing, including production publishing, data center printing, network printing, and color copying and printing, represented 29 percent of total revenues in the 1996 second quarter compared with 27 percent in the 1996 first quarter and 25 percent for the 1995 full year. DocuTech and color products revenue growth was excellent and printing systems products growth was modest. The 2 percentage points of increased enterprise printing growth from the 1996 first quarter growth was principally due to the recently launched Document Centre Systems and DocuColor 40.


Productivity Initiatives

In 1993, we announced a restructuring program to significantly reduce the cost base and to improve productivity. Our objectives were to reduce our worldwide work force by more than 10,000 employees and to close or consolidate a number of facilities.

To date, the activities associated with the 1993 restructuring program have reduced employment by 13,400, achieved pre-tax cost reductions of approximately $350 million in 1994 and $650 million in 1995, and we are on track towards achieving our restructuring program objectives. A portion of the savings has been reinvested to reengineer business processes, to support the expansion in growth markets, and to mitigate pricing pressures.

Employment decreased by 100 in the 1996 second quarter to 86,600.
Reductions from our ongoing productivity program of 1,000 in the quarter were partially offset by the hiring of additional sales representatives and employees to support our fast-growing document outsourcing business.


Gross Profit and Expenses

Gross profit increased 7 percent as a result of volume and an improvement in gross margins.

The gross margins by revenue stream were as follows:

				   Gross Margins
			1996                  1995
		       Q2   Q1    FY     Q4     Q3     Q2    Q1

Total Gross Margin % 47.9% 46.0% 46.1%  46.7%  46.0%  46.5% 45.2%

Sales                45.8  43.0  43.0   45.0   42.7   42.7  40.9
Service and Rentals  50.3  48.9  49.6   48.9   49.3   50.8  49.3
Financing            49.5  49.0  49.7   50.1   50.1   48.3  50.4


Total gross margins improved by 1.4 percentage points in the 1996 second quarter from the 1995 second quarter. The improvement of
3.1 percentage points in the sales gross margin from the 1995 second quarter was principally due to cost reductions and favorable product and geographical mix, partially offset by pricing pressures. The erosion in the service and rentals gross margin of 0.5 percentage points from the 1995 second quarter was largely due to pricing pressures and economic cost increases, partially offset by the benefits from productivity initiatives. Our objective for the second half is to continue to improve the total gross margin from the 1995 levels.

Research and development (R&D) expense increased 7 percent compared with the 1995 second quarter and 12 percent compared with the 1995 first half reflecting increased investment in future product introductions. We will continue to invest in technological development to maintain our premier position in the rapidly changing document processing market. We expect to introduce a stream of new, technologically innovative products in the coming months. Xerox R&D is strategically coordinated with that of Fuji Xerox Co., Ltd., an unconsolidated joint venture between Rank Xerox Limited and Fuji Photo Film Company Limited. Fuji Xerox invested approximately $600 million in R&D in 1995.

Selling, administrative and general expenses (SAG) increased 10 percent in the 1996 second quarter and 8 percent in the 1996 first half. SAG was 30.1 percent of revenue in the second quarter, an increase of 1.3 percentage points from the 1995 second quarter. The growth was due to economic cost increases, and investments to increase worldwide sales effectiveness, including the expansion of direct sales coverage and indirect distribution channels, new product advertising, and systems to improve productivity, partially offset by expense reductions. Our objective for the second half is to ensure that SAG growth does not exceed revenue growth.

The $32 million decrease in other expenses, net, from the 1995 second quarter reflects reduced interest expense, increased interest income and the non-recurrence of several one-time charges in the 1995 second quarter, partially offset by increased currency losses from balance sheet translation in our Latin American operations.


Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes, equity in net income of unconsolidated affiliates and minorities' interests increased 11 percent to $459 million in the 1996 second quarter from $412 million in the 1995 second quarter.

The effective tax rate was 35.7 percent in the 1996 second quarter and 36 percent in the 1996 first half compared with 38.9 in the 1995 second quarter and 38.8 percent in the 1995 second half. The decline was primarily due to a lower statutory tax rate in Brazil and the mix of profits from our worldwide operations.

Equity in the net income of unconsolidated affiliates, principally Fuji Xerox, decreased in the 1996 second quarter to $42 million from $51 million in the 1995 second quarter. The underlying growth in Fuji Xerox income was offset by the adverse impact of currency translation and there were declines in income from smaller investments.

Minorities' interests in the earnings of subsidiaries was $44 million in the 1996 second quarter compared with $49 million in the 1995 second quarter due to lower Rank Xerox income.


Income

Income from continuing operations grew 15 percent to $293 million in the 1996 second quarter and 20 percent to $530 million in the 1996 first half.

Primary earnings per share increased 15 percent to 85 cents in the 1996 second quarter and 20 percent to $1.53 in the first half. Fully diluted earnings per share increased 16 percent to 81 cents and 21 percent to $1.46 for the first half. All earnings per share amounts reflect the 3 for 1 stock split effective June 6, 1996.


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

		      Discontinued Operations

The investment in the discontinued financial services businesses which includes Insurance, Other Financial Services, Third-Party / Real-Estate and assigned debt totaled $2.122 billion at June 30, 1996 compared with $2.000 billion at December 31, 1995. The increase primarily includes scheduled payments to Ridge Re for annual premium installments and associated finance charges, and interest for the period on the assigned debt, partially offset by reductions in third-party assets, primarily from sales and run-off activity. The Company believes that the liquidation of the remaining net discontinued assets will not result in a loss. A discussion of the discontinued businesses follow.

Insurance Segment
In January 1996, Xerox announced agreements to sell all of its Remaining Talegen insurance units (Coregis Group, Inc., Crum & Forster Holdings, Inc., Industrial Indemnity Holdings, Inc., Westchester Specialty Group, Inc. and two insurance-related service companies) and The Resolution Group, Inc. (TRG) to investor groups led by Kohlberg Kravis Roberts & Co. (KKR) and senior management of the Remaining companies. The sales, expected to close in the third quarter, will consist of two concurrent transactions with proceeds totaling $2.7 billion, including the assumption of Talegen debt. The transactions are subject to customary closing conditions, including buyer financing and regulatory approvals. In connection with the announced sales, the Company recorded a fourth quarter, 1995, $1,546 million after-tax charge. As a result of the sales of the Talegen units, the insurance segment has been classified as a discontinued operation for all periods presented and its operating results did not affect the Company's earnings in the first half of 1996.

Operating results for the discontinued insurance segment in the second quarter and first half of 1996 and 1995 follow:


			 Revenue         After-Tax Income
(In Millions)         1996      1995      1996      1995
Second Quarter
Talegen / TRG        $  547   $  525      $ 27      $ 37
Total Insurance      $  536   $  520      $ (6)     $(16)

First Half
Talegen / TRG        $1,077   $1,045      $ 51      $ 57
Total Insurance      $1,061   $1,031     $ (16)    $ (56)

The preceding table only includes the revenue of the remaining insurance units. Constitution Re Corporation (CRC) was sold during April 1995 and Viking was sold during July 1995. The revenues from CRC and Viking for the second quarter and first half of 1995 were $70 million and $233 million, respectively.

The total insurance improvement in the second quarter, 1996 results compared with 1995 includes lower insurance losses at Ridge Re and lower debt service costs. These items were partially offset by 1995 reserve releases at Talegen which did not recur in 1996. The improvement in the first half 1996 results compared with 1995 include the aforementioned items and the absence of the 1995 settlement between Monsanto and Talegen which totaled $22 million after-tax. The 1996 total insurance after-tax loss of $6 million in the second quarter and $16 million in the first half was charged to reserves established for this purpose and, therefore, does not impact the Company's earnings. The investment at June 30, 1996 totaled $1,844 million compared with a restated balance of $1,678 million at December 31, 1995. The increase primarily includes contractual payments to Ridge Re for annual premium installments and associated finance charges and interest on the insurance debt that will continue until the closing of the Talegen sale.

Other Financial Services
Other Financial Services (OFS), which were discontinued in the fourth quarter of 1993, had no after-tax income in the first half of 1996 and 1995. The net investment in OFS at June 30, 1996 was $97 million compared with a restated $114 million at December 31, 1995. The decrease in the investment primarily reflects the sale of the remaining portion of First Quadrant Corp.

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

As a result of the Coinsurance Agreements, at June 30, 1996, OakRe retained approximately $2.2 billion of investment portfolio assets (transferred from the Xerox Life Companies) and liabilities related to the reinsured SPDA policies. Interest rates on these policies are fixed and were established upon issuance of the respective policies. Substantially all of these policies will reach their rate reset periods within the next four years and will be assumed under the Agreements as described above. The Xerox Life Companies' portfolio was designed to recognize that policy renewals extended liability "maturities", thereby permitting investments with average duration somewhat beyond the rate reset periods. OakRe's practice is to selectively improve this match over time as market conditions allow.

In connection with the aforementioned sale, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at June 30, 1996. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.

Third-Party / Real-Estate
Third-party and real-estate assets at June 30, 1996 totaled $468 million, a $21 million reduction from the December 31, 1995 level. The asset decrease includes a $75 million reduction in third-party assets and a $54 million increase in reported real-estate net assets. Assigned debt increased to $237 million at June 30, 1996, a $6 million increase from the year-end 1995 level. The third-party asset decline primarily includes sales of assets and run-off activity. The increase in reported real-estate assets and the increase in assigned debt each include $49 million related to the Company's decision to fund the retirement of certain debt of its discontinued real-estate subsidiary with lower cost Company financing. This increased the assets and assigned debt of discontinued operations, but had no effect on the reported net investment in discontinued operations.

Capital Resources and Liquidity

Total debt, including ESOP and Discontinued Operations debt not shown separately in our consolidated balance sheets, increased to $12,762 million at June 30, 1996, from $11,794 million at December 31, 1995. The changes in consolidated indebtedness since year end and versus first-half 1995 are summarized as follows:

(In millions)                                 1996        1995
Total Debt as of January 1                 $11,794     $10,955
Non-Financing Businesses:
Document Processing Operations                 648         616
Increased financial interest in Rank Xerox       -         972
Discontinued Businesses                        109        (321)
Total Non-Financing                            757       1,267
Financing Businesses                           (14)       (111)
Total Operations                               743       1,156
Shareholder dividends                          220         195
Exercise of stock options                      (74)        (89)
Repurchase of common and preferred stock       215          60
Cash balance and other changes, net           (136)         (3)
Total Debt as of June 30                   $12,762     $12,274

For purposes of capital ratio analysis, total equity includes common equity, preferred stock and minorities' interests in the equity of subsidiaries.

The following table summarizes the changes in total equity during the first six months of 1996 and 1995:


(In millions)                                1996         1995
Total equity as of January 1               $5,396       $6,042
Income from Continuing Operations             530          441
Shareholder dividends paid                   (220)        (195)
Exercise of stock options                      74           89
Repurchase of common and preferred stock     (215)         (60)
Change in unrealized gain on
 investment securities                          4          434
All Other, net                                (60)        (170)
	  Balance as of June 30            $5,509       $6,581


On a consolidated basis, inclusive of deferred ESOP benefits, the debt-to-capital ratio at June 30,1996 was 72 percent compared with 71 percent at December 31, 1995.

Non-Financing Operations

The following table summarizes Document Processing non-financing operations cash generation and borrowing for the six months ended
June 30, 1996 and 1995:

				     Cash Generated/(Borrowed)
				     Six Months Ended June 30,
(In millions)                       1996                  1995
Document Processing
Non-Financing:
Income                           $   429                 $ 326
Depreciation and Amortization        357                   349
Restructuring Payments               (91)                 (194)
Capital Expenditures                (241)                 (171)
Working Capital/Other             (1,102)                 (926)
				 $  (648)                $(616)

First-half 1996 cash usage of $648 million was $32 million greater than in the first six months of 1995 due primarily to increased growth in capital spending and receivables largely offset by higher net income and lower restructuring payments.

Financing Businesses

Financing business debt was reduced by $14 million and $111 million during the first six months of 1996 and 1995, respectively. This smaller decline in 1996 reflects growth in new customer financing contracts driven by higher equipment sales activity. Financial leverage was 6.5:1 as of June 30, 1996, consistent with our 6.5:1 debt-to-equity guideline.


Hedging Instruments

We have entered into certain financial instruments to manage interest rate and foreign currency exposures. These instruments are held solely for hedging purposes and include interest rate swaps, forward foreign exchange contracts and foreign currency swaps. We do not enter into derivative instrument transactions for trading purposes. We do employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives:

  Currency derivatives are primarily arranged in conjunction with underlying transactions that give rise to foreign currency-denominated payables and receivables: for example, an option to buy foreign currency to settle the importation of goods from suppliers, or a forward foreign-exchange contract to fix the rate at which a dividend will be paid by a foreign subsidiary. In addition, when cost-effective, currency derivatives may be used to hedge balance sheet exposures in hyperinflationary economies.

  We do not hedge foreign currency-denominated revenues of our foreign subsidiaries since these do not represent cross-border cash flows.

  With regard to interest rate hedging, virtually all customer financing assets earn fixed rates of interest and, therefore, we "lock in" an interest rate spread by arranging fixed-rate liabilities with similar maturities as the underlying assets. Additionally, customer financing assets in one currency are consistently funded with liabilities in the same currency. We refer to the effect of these conservative practices as "match funding" customer financing assets. This practice effectively eliminates the risk of a major decline in interest margins resulting from a rising interest rate environment. Conversely, this practice effectively eliminates opportunities to materially increase margins when interest rates are declining.

  More specifically, pay fixed-rate and receive variable-rate swaps are typically used in place of more expensive fixed-rate debt. Pay variable-rate and receive variable-rate swaps are used to transform variable-rate medium-term debt into commercial paper or local currency Libor obligations. Additionally, pay variable-rate and receive fixed-rate swaps are used from time to time to transform longer-term fixed-rate debt into commercial paper or Libor-based rate obligations. The transactions performed within each of these three categories enable the cost effective management of interest rate exposures. The potential risk attendant to this strategy is the non-performance of swap counterparties. We address this risk by arranging swaps with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings, and determining the replacement cost, if any, of existing transactions.

Our currency and interest rate hedging are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under note 8 contained in the "Notes to Consolidated Financial Statements" on pages 8-9 of this Quarterly
Report, on Form 10-Q, is incorporated by reference in answer to this item.

Item 4.  Submission of matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 16, 1996 at the Ritz-Carlton Buckhead, 3434 Peachtree Road, NE, Atlanta, Georgia.

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

At the meeting, votes were cast upon the Proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal 1 - Election of directors for the ensuing year.

Name                           For              Withheld Vote

Paul A. Allaire                102,989,329        1,137,602
B. R. Inman                    103,129,909          997,023
Antonia Ax:son Johnson         102,296,245        1,830,686
Vernon E. Jordan, Jr.          102,391,032        1,735,899
Yotaro Kobayashi               103,245,876          881,056
Hilmar Kopper                   93,137,938       10,988,993
Ralph S. Larsen                103,295,684          831,247
John D. Macomber               103,259,546          867,385
George J. Mitchell             103,105,809        1,021,122
N. J. Nicholas, Jr.            103,267,234          859,697
John E. Pepper                 103,277,837          849,094
Martha R. Seger                103,265,260          861,671
Thomas C. Theobald             103,269,140          857,792

Proposal 2 - To elect KPMG Peat Marwick LLP as independent auditors for the year 1996.

For -                          103,380,158
Against -                          411,404
Abstain -                          335,369

Proposal 3 - To approve the amendment to the Certificate of Incorporation to increase the authorized shares.

For -                          101,018,450
Against -                        1,915,694
Abstain -                        1,192,787

Proposal 4 - To approve and adopt the 1996 Non-Employee Director
Stock Option Plan.

For -                           90,392,340
Against -                       12,001,573
Abstain -                        1,732,928


Proposal 5 - To approve and adopt the Restricted Stock Plan For
Directors.

For -                           91,639,998
Against -                       10,039,827
Abstain -                        2,447,106

Proposal 6 - Shareholder proposal relating to the MacBride
Principles.

For -                           15,400,509
Against -                       74,726,526
Abstain -                        5,917,818
Broker Non-vote -                8,082,078



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





					 XEROX CORPORATION
					   (Registrant)




				    /s/Philip Fishbach
				    -------------------------
Date:  August 7, 1996                 By  Philip D. Fishbach
				   Vice President and Controller
				  (Principal Accounting Officer)