Form 10-Q
period 1996-09-30
XEROX CORP
filed 1996-11-08
CIK 108772

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended: September 30, 1996

	OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the transition period from __________ to___________

Commission File Number 1-4471

			XEROX CORPORATION
		   (Exact Name of Registrant as
		     specified in its charter)

	    New York                       16-0468020             _
 (State or other jurisdiction   (IRS Employer Identification No.)
of incorporation or organization)

			   P.O. Box 1600
		  Stamford, Connecticut   06904-1600
	      (Address of principal executive offices)
				(Zip Code)

			  (203) 968-3000             _
	  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at October 31,1996

Common Stock                            324,561,501  shares

	      This document consists of 28 pages.












		(THIS PAGE IS INTENTIONALLY LEFT BLANK)


			   Xerox Corporation
			       Form 10-Q
			   September 30, 1996

Table of Contents
							     Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         4

      Consolidated Balance Sheets                               5

      Consolidated Statements of Cash Flows                     6

      Notes to Consolidated Financial Statements                7

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      12

      Discontinued Operations                                  18

      Capital Resources and Liquidity                          22

      Hedging Instruments                                      23

Part II - Other Information

   Item 1. Legal Proceedings                                   25

   Item 6. Exhibits and Reports on Form 8-K                    25

Signatures                                                     26

Exhibit Index

   Computation of Net Income per Common Share                  27

   Computation of Ratio of Earnings to Fixed Charges           28

   Restated Certificate
     of Incorporation             (filed in electronic form only)

   Financial Data Schedule        (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-wide Web site at http:\\www.xerox.com and select "Investor Information"


PART I - FINANCIAL INFORMATION
				 Xerox Corporation
			  Consolidated Statements of Income


					 Three months ended  Nine months ended
					     September 30,      September 30,
(In millions, except per-share data)         1996     1995      1996     1995

Revenues
  Sales                                   $ 2,172  $ 2,066   $ 6,289  $ 6,011
  Service and rentals                       1,733    1,700     5,258    5,073
  Finance income                              253      246       756      749
  Total Revenues                            4,158    4,012    12,303   11,833


Costs and Expenses
  Cost of sales                             1,215    1,183     3,500    3,478
  Cost of service and rentals                 889      861     2,667    2,544
  Equipment financing interest                131      123       386      378
  Research and development expenses           261      242       779      707
  Selling, administrative and general
    expenses                                1,256    1,145     3,691    3,411
  Gain on affiliates' sales of stock, net     (11)       -       (11)       -
  Other, net                                   34       43        65      121
  Total Costs and Expenses                  3,775    3,597    11,077   10,639


  Income before Income Taxes, Equity Income
    and Minorities' Interests                 383      415     1,226    1,194

  Income taxes                                138      160       441      462
  Equity in net income of unconsolidated
    affiliates                                 30       38        92      102
  Minorities' interests in earnings of
    subsidiaries                               25       37        97      137

Income from Continuing Operations             250      256       780      697

Discontinued Operations                         -      (20)        -      (76)

Net Income                                 $  250  $   236    $  780  $   621


Primary Earnings per Share
  Continuing Operations                    $ 0.71  $  0.74    $ 2.24  $  2.01
  Discontinued Operations                       -     (.06)        -     (.23)
Primary Earnings per Share                 $ 0.71  $  0.68    $ 2.24  $  1.78


Fully Diluted Earnings per Share
  Continuing Operations                    $ 0.68  $  0.70    $ 2.14  $  1.91
  Discontinued Operations                       -     (.05)        -     (.21)
Fully Diluted Earnings per Share           $ 0.68  $  0.65    $ 2.14  $  1.70

See accompanying notes.





				 Xerox Corporation
			    Consolidated Balance Sheets

					  September 30,     December 31,
(In millions, except share data in thousands)      1996             1995
Assets

Cash                                           $    136          $   136
Accounts receivable, net                          2,099            1,914
Finance receivables, net                          4,101            4,069
Inventories                                       3,099            2,656
Deferred taxes and other current assets           1,032            1,095

  Total Current Assets                           10,467            9,870

Finance receivables due after one year, net       6,505            6,406
Land, buildings and equipment, net                2,180            2,105
Investments in affiliates, at equity              1,337            1,314
Goodwill                                            620              627
Other assets                                        933              876
Investment in discontinued operations             4,501            4,810

Total Assets                                   $ 26,543         $ 26,008


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                               $  3,276        $   3,274
Accounts payable                                    483              578
Accrued compensation and benefit costs              631              731
Unearned income                                     184              228
Other current liabilities                         1,997            2,216

  Total Current Liabilities                       6,571            7,027

Long-term debt                                    9,088            7,867
Postretirement medical benefits                   1,033            1,018
Deferred taxes and other liabilities              2,389            2,437
Discontinued operations liabilities -
  policyholders' deposits and other               2,350            2,810
Deferred ESOP benefits                             (547)            (547)
Minorities' interests in equity of subsidiaries     823              755
Preferred stock                                     727              763
Common shareholders' equity                       4,109            3,878

Total Liabilities and Equity                   $ 26,543        $  26,008

Shares of common stock issued and outstanding        324,551           325,029

See accompanying notes.





			       Xerox Corporation
		       Consolidated Statements of Cash Flows

Nine months ended September 30    (In millions)          1996          1995

Cash Flows from Operating Activities
Income from Continuing Operations                       $ 780       $  697
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                           528          528
  Provisions for doubtful accounts                        164          152
  Provision for postretirement medical benefits            30           37
  Charges against 1993 restructuring reserve             (147)        (258)
  Minorities' interests in earnings of subsidiaries        97          137
  Undistributed equity in income of affiliated companies  (91)         (99)
  Increase in inventories                                (747)        (871)
  Increase in finance receivables                        (379)        (123)
  Increase in accounts receivable                        (242)        (256)
  (Decrease)Increase in accounts payable and accrued
    compensation and benefit costs                       (223)           1
  Net change in current and deferred income taxes         194          207
  Other, net                                             (287)        (138)
    Total                                                (323)          14

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (340)         (274)
  Proceeds from sales of land, buildings and equipment    30            35
  Purchase of additional interest in Rank Xerox            -          (972)
  Proceeds from sale of Constitution Re                    -           526
    Total                                               (310)         (685)

Cash Flows from Financing Activities
  Net change in debt                                   1,314         1,009
  Dividends on common and preferred stock               (330)         (292)
  Proceeds from sale of common stock                      97           120
  Repurchase of common and preferred stock              (269)          (65)
  Dividends to minority shareholders                      (1)          (64)
  Proceeds received from minority shareholders             -            20
    Total                                                811           728
Effect of Exchange Rate Changes on Cash                   (2)           (2)

Cash Provided by Continuing Operations                   176            55

Cash Used by Discontinued Operations                    (176)          (39)
Increase in Cash                                           -            16

Cash at Beginning of Period                              136            41

Cash at End of Period                                 $  136        $   57

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

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.  Inventories consist of (in millions):

				    September 30,     December 31,
					     1996             1995

Finished products                       $   1,893         $  1,646
Work in process                               114               88
Raw materials and supplies                    399              295
Equipment on operating leases, net            693              627
    Total                               $   3,099         $  2,656


3.  Common shareholders' equity consists of (in millions):

				    September 30,     December 31,
					     1996             1995

Common stock                             $    331         $    327
Additional paid-in-capital                  1,293            1,334
Retained earnings                           2,769            2,321
Net unrealized gain (loss) on
  investment securities                         2               (1)
Translation adjustments                      (215)            (103)
Treasury stock                                (71)               -
    Total                                $  4,109         $  3,878


4. Our Consolidated Balance Sheet at September 30, 1996 includes current and non-current accrued liabilities of $149 million and $92 million, respectively, associated with the Document Processing restructuring program announced in December 1993. At December 31, 1995, the corresponding accrued liabilities aggregated $395 million. During the nine month period ended September 30, 1996, restructuring-related activity reduced the accrued liability by $154 million. Management believes the aggregate reserve balance of $241 million at September 30, 1996 is adequate for the completion of the restructuring program. Additional information concerning the progress of the restructuring program is included in the accompanying Management's Discussion and Analysis on page 15.


5. Interest expense totaled $446 million and $452 million for the nine months ended September 30, 1996 and 1995, respectively.


6. At our annual meeting on May 16, 1996, shareholders approved an increase in the number of authorized shares of common stock, from 350 million to 1.05 billion to effect a three-for-one stock split. The effective date of the split was June 6 for shareholders of record as of May 23. All share and per share amounts have been restated to retroactively reflect the stock split.


7. The Board of Directors has authorized the Company to repurchase up to $1 billion of Xerox common stock. The stock will be purchased from time to time on the open market depending on market conditions. As of September 30, 1996, we have repurchased 5 million shares for $232 million.


8. In the third quarter of 1996, we recognized an $11 million pre-tax gain which reflects our proportionate share of the increase in equity of certain small affiliated companies as a result of recent sales by these affiliates of additional shares of common stock in the open markets.


9. In January 1996, we announced agreements to sell all of our remaining Talegen Holdings, Inc. (Talegen) insurance units (Coregis Group, Inc., Crum & Forster Holdings, Inc., Industrial Indemnity Holdings, Inc., Westchester Specialty Group, Inc. and two insurance-related service companies) and The Resolution Group, Inc. (TRG) to investor groups led by Kohlberg Kravis Roberts & Co. (KKR) and Talegen/TRG management. In connection with the transactions, we recorded in 1995 a $1.546 billion after-tax charge. On September 11, 1996, we and KKR announced that we had mutually agreed to terminate the transactions. No additional charges are required as a result of the terminated agreements. Steps have been initiated for the marketing of each of the remaining Talegen units and TRG. We expect our strategy of exiting the financial services business to be either fully completed or substantially completed on or before the end of 1997.

Summarized operating results of Insurance follow:

					    Third Quarter        Nine Months
(In millions)                               1996    1995        1996     1995

Revenues
Insurance premiums earned                  $ 433   $ 464      $1,287   $1,497
Investment and  other income                 112     106         325      337
Total Revenues                               545     570       1,612    1,834
Costs and Expenses
Insurance losses and loss expenses           349     406       1,054    1,261
Insurance acquisition costs and
 other operating expenses                    178     145         461      475
Interest expense                              50      54         153      175
Administrative and general expenses           10      33          19      102
Total Costs and Expenses                     587     638       1,687    2,013
Realized Capital Gains                         -      32           2       46
Income (loss) before income taxes            (42)    (36)        (73)    (133)
Income Tax Benefits                           16      16          31       57
Income (loss) from Insurance               $ (26)* $ (20)     $  (42)* $  (76)

* The 1996 total insurance after-tax loss of $26 million in the third quarter and $42 million in the first nine months was charged to reserves established for this purpose and, therefore, does not impact the Company's earnings.


The net assets at September 30, 1996 and December 31, 1995 of the
Insurance businesses included in our consolidated balance sheets as discontinued operations are as follows:

						September 31,    December 31,
							1996             1995
Insurance Assets
Investments                                          $ 8,042          $ 7,871
Reinsurance recoverable                                2,450            2,616
Premiums and other receivables                         1,111            1,191
Deferred taxes and other assets                        1,324            1,450
Total Insurance assets                               $12,927          $13,128

Insurance Liabilities
Unpaid losses and loss expenses                      $ 8,571          $ 8,761
Unearned income                                          855              859
Notes payable                                            323              372
Other liabilities                                      1,314            1,458
Total Insurance liabilities                          $11,063          $11,450
Investment in Insurance, net                         $ 1,864          $ 1,678


10.  Litigation

Continuing Operations

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Plaintiffs claim damages predominately resulting from the Company's alleged refusal to sell parts or license diagnostic software for high volume copiers and printers to plaintiffs prior to 1994 and the Company's alleged continued refusal to sell parts at nonexclusionary prices or to license diagnostic software on nonexclusionary terms. In addition to monetary damages in excess of $10 million (to be trebled), injunctive relief is sought. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as the plaintiffs in the Kansas action, were not included in that class action. The Company has asserted counterclaims against the plaintiffs alleging patent and copyright infringement, misappropriation of Xerox trade secrets, conversion and unfair competition and/or false advertising. On December 11, 1995, the District Court issued a preliminary injunction against the parent company for copyright infringement. A trial date of April 15, 1997 has been set. The Company denies any wrongdoing and intends to vigorously defend these actions and pursue its counterclaims.

On August 5, 1996, the District Court dismissed the complaint of 20 different ISOs and the cross complaint of the Company against those 20 ISOs as a result of a settlement between the parties. The terms of the settlement will have no material effect on the Company.


Discontinued Operations

Farm & Home Savings Association, now known as Roosevelt Bank, (Farm & Home) and certain Talegen insurance companies (Insurance Companies) entered into an agreement (Indemnification Agreement) under which the Insurance Companies are required to defend and indemnify Farm & Home from certain actual and punitive damage claims being made against Farm & Home relating to the Brio superfund site (Brio). In a number of lawsuits pending against Farm & Home in the District Courts of Harris County, Texas, several hundred plaintiffs seek both actual and punitive damages allegedly relating to injuries arising out of the hazardous substances at Brio. The Insurance Companies have been defending these cases under a reservation of rights because it is unclear whether certain of the claims fall under the coverage of either the policies or the Indemnification Agreement. The Insurance Companies have been successful in having some claims dismissed which were brought by plaintiffs who were unable to demonstrate a pertinent nexus to the Southbend subdivision. However, there are numerous plaintiffs who do have a nexus to the Southbend subdivision. The Insurance Companies have been in settlement discussions with respect to claims brought by plaintiffs who have or had a pertinent nexus to the Southbend subdivision. In addition, Farm & Home presently has pending motions for summary judgment which would dispose of many of the claims asserted. If not settled or resolved by summary judgment, one or more of these cases can be expected to be tried in 1997.



			Xerox Corporation
	     Management's Discussion and Analysis of
	   Results of Operations and Financial Condition

 Document Processing

Income from Continuing Operations

Income from continuing operations declined 2 percent to $250 million in the 1996 third quarter and grew 12 percent to $780 million in the first nine months of 1996.

Although enterprise printing revenue growth accelerated in all major geographic areas, overall revenue growth was adversely affected by a modest decline in black-and-white copier revenues. Our investments in sales coverage and promotion did not yield the results we expected in the quarter. We expect some improvement in the fourth quarter, with somewhat slower growth in costs and expenses. We continue to be optimistic about 1997.

Primary earnings per share declined 4 percent to 71 cents in the 1996 third quarter and grew 12 percent to $2.24 in the first nine months. Fully diluted earnings per share declined 3 percent to 68 cents and grew 12 percent to $2.14 for the first nine months. All earnings per share amounts reflect the 3 for 1 stock split on June 6, 1996.


Underlying Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as "underlying growth."

A substantial portion of our consolidated revenues is derived from operations outside of the United States in subsidiaries where the U.S. dollar is not the functional currency, primarily in Europe. When compared with the major European currencies, the U.S. dollar was approximately 2 percent stronger in the 1996 third quarter than in the 1995 third quarter. As a result, foreign currency translation had an unfavorable impact of 1 percentage point on total revenues in the 1996 third quarter.

Revenues denominated in currencies where the local currency is the functional currency are not hedged for purposes of translation into U.S. dollars.


Revenues

For the major product categories, the underlying revenue growth rates are estimated as follows:

			       1996              1995        _
			    Q3  Q2  Q1    FY  Q4  Q3  Q2  Q1

Total Revenues              5%  6%   4%    7%  2%  8%  8% 11%

Enterprise Printing        23  21   19    17  10  18  20  22
Black & White Copiers      (4)  -    -     2  (2)  3   2   4

Third quarter enterprise printing revenue growth accelerated from the second quarter in all major geographical areas. DocuTech and color products revenue growth was excellent and printing systems products growth was good. Revenues from enterprise printing represented 30 percent of total revenues in the 1996 third quarter compared with 29 percent in the 1996 second quarter and 25 percent for the 1995 full year.

Black-and-white copier revenues declined as a result of several important factors, including price pressures and difficult economic environments in Europe and a number of emerging markets. In addition, there was a significant slowdown in growth in Brazil, following two years of exceptional growth. Longer term trends also continued of volume transferring to DocuTech production publishing and document outsourcing. The trend to document outsourcing has the effect of diverting revenues from up-front equipment sales as well as service and finance income. Revenues from black-and-white copying represented 56 percent of total document processing revenues in the 1996 third quarter, 57 percent in the 1996 second quarter and 59 percent in the 1996 first quarter and for the 1995 full year.

Geographically, the underlying revenue growth rates are estimated as follows:

			   1996                   1995         _
		       Q3   Q2   Q1      FY   Q4   Q3   Q2   Q1

Total Revenues          5%  6%    4%      7%   2%   8%   8%  11%

United States           5   6     5       3   (3)   5    5    8
Rank Xerox              2   2    (2)      8   10    2    5   13
Other Areas             6  10    11      16    2   27   25   17


Third quarter U.S. revenue growth was due to accelerated growth in enterprise printing revenues and increased OEM printer engine sales to IBM and Apple, partially offset by a decline in black-and-white copier revenues and lower paper prices.

Rank Xerox (Rank Xerox Limited and related companies) manufactures and markets Xerox products principally in Europe. The modest revenue growth in Rank Xerox reflects good growth in the U.K., a modest decline in France, essentially flat revenues in Germany, modest growth in the rest of western Europe, and declines in most of the eastern European markets.

Other Areas include operations principally in Latin America and Canada. Lower revenue growth in the 1996 third quarter, compared with the first and second quarters, was due primarily to a significant slowdown in black-and-white copier revenue growth in Brazil, following two years of exceptional growth. Cycles consisting of strong growth, consolidation and then further growth are not unusual in Brazil. Our 1995 revenues were approximately $1.3 billion in Brazil and $200 million in Mexico.

We estimate that the components of underlying revenue growth were as follows:

				 1996             1995          _
			      Q3  Q2  Q1   FY  Q4   Q3   Q2   Q1
Total Revenues                5%  6%  4%    7%  2%  8%   8%  11%

Sales
   Equipment*                 6   9   7     6  (1) 12    8    8
   Supplies                   9   6   -     9  (1)  9   10   21
   Paper                    (12) (7) (2)   39  22  42   42   54
    Total                     6   7   2     9   -  11   12   18

Service/Rentals/Outsourcing/Other
   Service                   (2) (1)  1     2   1   1    4    3
   Rentals                    1   2   2     1   1   3   (2)   3
   Document Outsourcing      51  51  48    46  51  44   43   46
     Total                    3   4   6     6   5   6    6    6

Finance Income                4   -   1    (4) (1) (7)  (2)  (4)

Memo: Revenues Excluding
	 Equipment Sales*     4   4   2     7   4   6    9   12

* Equipment sales to end-users only

Equipment sale revenue growth to end users of 6 percent in the 1996 third quarter reflects an acceleration in enterprise printing equipment sales growth but lower copier sales principally reflecting the slowdown in revenue growth in Brazil. The 1996 second quarter growth of 9 percent included excellent enterprise printing equipment sales growth and modest copier growth.

Revenues from supplies, paper, service, rentals, document outsourcing and other revenues, and income from customer financing represented 67 percent of total revenues in the 1996 third quarter. Growth in these revenues is primarily a function of the growth in our installed population of equipment, usage and pricing.

Supplies sales: The improved growth in the 1996 third quarter from prior quarters is due principally to continuing excellent growth in enterprise printing and an increase in sales of OEM printer cartridges.

Paper sales: Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. The decline in the 1996 third quarter is due to lower prices because of excess industry supply.

Service revenues: The decline in the 1996 third and second quarters and the modest growth in the preceding quarters reflects the increasing impact of customer preference for document outsourcing as well as competitive price pressures.

Rental revenues: Rental revenues outside the U.S. continued the long term trend of declining rentals and increasing equipment sales. This decline has been more than offset by growth in the U.S. where there has been an increasing trend toward cost-per-copy rental plans, which adversely affects up-front equipment sales, as well as service revenues and finance income.

Document Outsourcing: This growth reflects the trend of customers to outsource their document processing requirements to Xerox. In part, this has the effect of diverting revenues from up-front equipment sales as well as service and finance income. This trend reduces current period total revenues but increases revenues in future periods.

Finance income: Our strategy for financing equipment sales is to charge a spread over our cost of borrowing and to lock in that spread by match-funding the notes receivable with borrowings of similar maturities. The growth in the third quarter was due primarily to continuing growth in the financing of equipment sales in Latin America. U.S. interest income had modest growth, reflecting higher interest rates, after several quarters of decline resulting from lower average interest rates, and the trends to document outsourcing and rental plans.


Productivity Initiatives

In 1993, we announced a restructuring program to significantly reduce the cost base and to improve productivity. Our objectives were to reduce our worldwide work force by more than 10,000 employees and to close or consolidate a number of facilities.
To date, the activities associated with the 1993 restructuring program have reduced employment by 13,600, achieved pre-tax cost reductions of approximately $350 million in 1994 and $650 million in 1995, and we are on track towards achieving our restructuring program objectives. A portion of the savings has been reinvested to reengineer business processes, to support the expansion in growth markets, and to mitigate pricing pressures.

As a result of hiring in our fast-growing document outsourcing business, worldwide employment increased by 400 in the 1996 third quarter to 87,000. Increases in sales and manufacturing were offset by reductions due to productivity actions.


Gross Profit and Expenses

Gross profit increased 4 percent as a result of volume and an improvement in gross margins.

The gross margins by revenue stream were as follows:

			 1996                   1995            _
		     Q3    Q2    Q1   FY    Q4    Q3    Q2    Q1_

Total Gross Margin 46.2% 47.9% 46.0% 46.1% 46.7% 46.0% 46.5% 45.2%

Sales              44.0  45.8  43.0  43.0  45.0  42.7  42.7  40.9
Service/Rental/
  DocOut           48.7  50.3  48.9  49.6  48.9  49.3  50.8  49.3
Financing          48.3  49.5  49.0  49.7  50.1  50.1  48.3  50.4

Total gross margins improved by 0.2 percentage points in the 1996 third quarter from the 1995 third quarter, compared with a 1.4 percentage point improvement in the 1996 second quarter from the 1995 second quarter.

The improvement of 1.3 percentage points in the sales gross margin from the 1995 third quarter was principally due to cost reductions and favorable currency, partially offset by pricing pressures. The erosion in the service and rentals gross margin of 0.6 percentage points from the 1995 third quarter was largely due to mix, pricing pressures and economic cost increases, partially offset by the benefits from productivity initiatives. Financing gross margins fluctuate due to country mix.

Research and development (R&D) expense increased 8 percent in the 1996 third quarter and 10 percent in the 1996 first nine months reflecting increased investment in future product introductions. The lower growth in the third quarter from earlier in 1996 reflects product program calendarization. We will continue to invest in technological development to maintain our premier position in the rapidly changing document processing market. We expect to introduce a stream of new, technologically innovative products in the coming months. Xerox R&D is strategically coordinated with that of Fuji Xerox Co., Ltd., an unconsolidated joint venture between Rank Xerox Limited and Fuji Photo Film Company Limited. Fuji Xerox invested approximately $600 million in R&D in 1995.

Selling, administrative and general expenses (SAG) increased 10 percent in the 1996 third quarter and 9 percent in the 1996 first nine months. SAG was 30.2 percent of revenue in the third quarter, an increase of 1.6 percentage points from the 1995 third quarter. The growth was due to economic cost increases, and investments to increase worldwide sales effectiveness, including the expansion of direct sales coverage and indirect distribution channels, new product advertising, marketing support, and systems to improve productivity in various administrative functions. We expect somewhat slower growth in the fourth quarter of 1996.

Gain on affiliates' sales of stock, net reflects our proportionate share of the increase in equity of certain small affiliated companies as a result of recent sales by these affiliates of additional shares of common stock in the open markets.

The $9 million decrease in other expenses, net, from the 1995 third quarter was due to reduced interest expense and currency losses from balance sheet translation in our Latin American operations. Other expenses, net are lower by $56 million for the first nine months of 1996 reflecting lower interest expense and the non-recurrence of several one-time charges in 1995.


Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes, equity in net income of unconsolidated affiliates and minorities' interests declined 8 percent to $383 million in the 1996 third quarter from $415 million in the 1995 third quarter.

The effective tax rate was 36.0 percent in the 1996 third quarter and in the 1996 year to date compared with 38.5 percent in the 1995 third quarter and 38.7 percent in the 1995 year to date.
The decline was primarily due to a lower statutory tax rate in Brazil and the mix of profits from our worldwide operations.

Equity in the net income of unconsolidated affiliates, principally Fuji Xerox, decreased in the 1996 third quarter to $30 million from $38 million in the 1995 third quarter and declined for the first nine months to $92 million in 1996 from $102 million in 1995. The underlying growth in Fuji Xerox income was more than offset by the adverse impact of currency translation and declines in income from smaller investments.

Minorities' interests in the earnings of subsidiaries was $25 million in the 1996 third quarter compared with $37 million in the 1995 third quarter primarily due to lower Rank Xerox income.

		      Discontinued Operations

The net investment in the discontinued financial services businesses which includes Insurance, Other Financial Services and Third-Party / Real-Estate totaled $2.151 billion at September 30, 1996 compared with $2.000 billion at December 31, 1995. The increase primarily includes scheduled funding of reinsurance coverage to the Talegen companies by Ridge Reinsurance Limited (Ridge Re) and interest for the period on the assigned debt, partially offset by reductions in third-party assets (primarily from sales and run-off activity). A discussion of the discontinued businesses follows.

Insurance Segment

In January 1996, Xerox announced agreements to sell all of its Remaining Talegen insurance units (Coregis Group, Inc., Crum & Forster Holdings, Inc., Industrial Indemnity Holdings, Inc., Westchester Specialty Group, Inc. and two insurance-related service companies) and The Resolution Group, Inc. (TRG) to investor groups led by Kohlberg Kravis Roberts & Co. (KKR) and Talegen/TRG management. In connection with the transactions, Xerox recorded in 1995 a $1.546 billion after-tax charge.

On September 11, 1996, Xerox and KKR announced that they had mutually agreed to terminate the transactions. Steps have been initiated for the marketing of each of the Remaining Talegen units and TRG with the objective of completing the individual sale transactions as soon as possible. No additional charges are considered necessary as a result of the aforementioned termination of the transactions. The insurance segment has been classified as a discontinued operation for all periods presented and its operating results did not affect the Company's earnings in the first nine months of 1996.

Insurance Operating Results

Operating results for the discontinued Insurance segment
(Talegen/TRG, Ridge Re and Xerox Financial Services, Inc. holding company expenses, primarily assigned interest) in the third quarter and first nine months of 1996 and 1995 follow:


			    Third Quarter        Nine Months
(In millions)               1996     1995       1996      1995

Total Insurance Revenue   $  545   $  557     $1,612    $1,588


Insurance Pre-Tax Income
Underwriting              $  (92)  $  (87)    $ (226)   $ (240)
Investment Income            112      101        323       299
Net Realized Capital Gains     -       32          2        46
Interest Expense             (50)     (53)      (153)     (175)
Other Expenses               (12)     (26)       (19)      (53)
   Insurance Pre-Tax
     Income (Loss)        $  (42)  $  (33)    $  (73)   $ (123)

After-Tax Income
Insurance                 $  (26)  $  (22)    $  (42)   $  (71)
Dispositioned Companies        -        2          -        (5)
   Total After-Tax
     Income (Loss)        $  (26)* $  (20)    $  (42)*  $  (76)

* The 1996 total insurance after-tax loss of $26 million in the third quarter and $42 million in the first nine months was charged to reserves established for this purpose and, therefore, does not impact the Company's earnings.

The preceding table's revenue and pre-tax income excludes the results of Constitution Re Corporation (CRC) and Viking which were sold during the second and third quarters of 1995, respectively. The results of those units are shown on an after-tax basis under the caption "Dispositioned Companies."

Revenues from Insurance totaled $545 million in the third quarter of 1996 compared with $557 million in the third quarter of 1995. A modest decline in earned premiums, which reflects competition and pricing pressure in the industry, was partially offset by an improvement in investment income. Revenues for the first nine months of 1996 totaled $1.612 billion, a growth of 2 percent from the first nine months of 1995 and included improvements in both earned premiums and investment income.

The decline in 1996 third quarter Insurance pre-tax income compared with 1995 primarily reflects the absence of capital gains from the repositioning of the Talegen portfolio in the third quarter, 1995 and a small deterioration in underwriting results. Partially offsetting these declines are improvements in investment income. Additionally, interest and other expenses, which are primarily XFS holding company costs, were also lower due to reduced debt levels and the absence of disengagement-related provisions recorded in the third quarter, 1995. The improvement in Insurance pre-tax income for the first nine months of 1996 compared with 1995 primarily includes the previously mentioned items plus the absence of the 1995 settlement between Monsanto and Talegen which benefited underwriting results by $34 million on a year-over-year basis.

The investment at September 30, 1996 totaled $1.864 billion compared with a restated balance of $1.678 billion at December 31, 1995. The increase primarily includes contractual payments to Ridge Re for annual premium installments and associated finance charges and interest on the insurance debt that will continue until the closing of the sales of the Remaining Talegen units and TRG.

Property and Casualty Operating Trends

The industry's profitability can be significantly affected by cyclical competitive conditions, as well as by volatile and unpredictable developments, including changes in the propensity of courts to grant large awards, fluctuations in interest rates and other changes in the investment environment (which affect market prices of insurance companies' investments, the income from those investments and inflationary pressures that may tend to affect the size of losses), and judicial decisions affecting insurers' liabilities. Talegen's operating results have historically been influenced by these industry trends, as well as by Talegen's exposure to uncollectible reinsurance, which had been greater than most other insurers.

Disposal of Insurance Business

During the disposal process, we will continue to be subject to all business risks and rewards of the insurance businesses. We expect our strategy of exiting the insurance business to be either fully completed or substantially completed on or before the end of 1997; however, no assurances can be given as to the timing of the disengagement process, the amount and timing of proceeds of sales or other forms of disengagement from insurance units or the ultimate impact the remaining insurance businesses will have on the Company's total results from operations.

Our objective is to continue to obtain appropriate value from the Insurance investments. The ultimate value will depend on the success of the operational improvements, timing, the level of interest rates, and the relative value of insurance properties.

Other Financial Services

The net investment in Other Financial Services (OFS) at September 30, 1996 was $99 million compared with a restated $114 million at December 31, 1995. The decrease in the investment primarily reflects the sale of the remaining portion of First Quadrant Corp.

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

As a result of the Coinsurance Agreements, at September 30, 1996, OakRe retained approximately $2.1 billion of investment portfolio assets (transferred from the Xerox Life Companies) and liabilities related to the reinsured SPDA policies. Interest rates on these policies are fixed and were established upon issuance of the respective policies. Substantially all of these policies will reach their rate reset periods within the next four years and will be assumed under the Agreements as described above. The Xerox Life Companies' portfolio was designed to recognize that policy renewals extended liability "maturities", thereby permitting investments with average duration somewhat beyond the rate reset periods. OakRe's practice is to selectively improve this match over time as market conditions allow.

In connection with the aforementioned sale, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at September 30, 1996. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.

Third-Party / Real-Estate

Third-party and real-estate assets at September 30, 1996 totaled $460 million, a $29 million reduction from the December 31, 1995 level. The asset decrease includes a $82 million reduction in third-party assets and a $53 million increase in reported real-estate net assets. Assigned debt decreased to $222 million at September 30, 1996, a $9 million decrease from the year-end 1995 level. The third-party asset decline primarily includes sales of assets and run-off activity. The increase in reported real-estate assets includes $47 million related to the Company's decision to fund the retirement of certain debt of its discontinued real-estate subsidiary with lower cost Company financing. This increased the assets and assigned debt of discontinued operations, but had no effect on the reported net investment in discontinued operations. The $9 million assigned debt decrease includes the previously mentioned increase in real-estate debt, fully offset by reductions from the sales of third-party sales and run-off activity.

Capital Resources and Liquidity

Total debt, including ESOP and Discontinued Operations debt not shown separately in our consolidated balance sheets, increased to $12,959 million at September 30, 1996, from $11,794 million at December 31, 1995. The changes in consolidated indebtedness since year end and versus the first nine months of 1995 are summarized as follows:

(In millions)                                 1996        1995
Total Debt as of January 1                 $11,794     $10,955
Non-Financing Businesses:
Document Processing Operations                 553                       515
Increased financial interest in Rank Xerox       -         972
Discontinued Businesses                        132        (421)
Total Non-Financing                            685       1,066
Financing Businesses                           (15)       (140)
Total Operations                               670         926
Shareholder dividends                          330         292
Exercise of stock options                      (97)       (120)
Repurchase of common and preferred stock       269          65
Cash balance and other changes, net             (7)         10
Total Debt as of September 30              $12,959     $12,128

For purposes of capital ratio analysis, total equity includes common equity, preferred stock and minorities' interests in the equity of subsidiaries.

The following table summarizes the changes in total equity during the first nine months of 1996 and 1995:

(In millions)                                1996         1995
Total equity as of January 1               $5,396       $6,042
Income from Continuing Operations             780          697
Shareholder dividends paid                   (330)        (292)
Exercise of stock options                      97          120
Repurchase of common and preferred stock     (269)         (65)
Change in unrealized gain on
 investment securities                          3          432
All Other, net                                (18)        (219)
Balance as of September 30                 $5,659       $6,715


On a consolidated basis, inclusive of deferred ESOP benefits, the debt-to-capital ratio at September 30,1996 was 72 percent compared with 71 percent at December 31, 1995.

Non-Financing Operations

The following table summarizes Document Processing non-financing operations cash generation and borrowing for the nine months ended September 30, 1996 and 1995:

				     Cash Generated/(Borrowed)
			       Nine Months Ended September 30,
(In millions)                       1996                  1995
Document Processing
Non-Financing:
Income                           $   663               $   534
Depreciation and Amortization        528                   528
Restructuring Payments              (147)                 (258)
Capital Expenditures                (340)                 (274)
Working Capital/Other             (1,257)               (1,045)
Total                            $  (553)              $  (515)

Nine-month cash usage of $553 million was $38 million greater than in the first nine months of 1995 due primarily to increased growth in capital spending related to facilities infrastructure and new digital products, and lower accounts payable and accrued compensation costs largely offset by higher net income, reduced inventory growth, and lower restructuring payments.


Financing Businesses

Financing business debt was reduced by $15 million and $140 million during the first nine months of 1996 and 1995, respectively. This smaller decline in 1996 reflects growth in new customer financing contracts driven by higher equipment sales activity.


Hedging Instruments

We have entered into certain financial instruments to manage interest rate and foreign currency exposures. These instruments are held solely for hedging purposes and include interest rate swaps, forward foreign exchange contracts and foreign currency swaps. We do not enter into derivative instrument transactions for trading purposes and employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives:

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





PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information set forth under Note 10 contained in the "Notes to Consolidated Financial Statements" on pages 10-11 of this Quarterly Report, on Form 10-Q, is incorporated by reference in answer to this item.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 3(a)(1) Restated Certificate of Incorporation of
     Registrant filed by the Department of State of the State of New York on October 29, 1996 (in electronic form only).

     Exhibit 3(b) By-Laws of Registrant, as amended through May 29, 1991. Incorporated by reference to Exhibit 3(b)(2) to Registrant's Quarterly Report For the Quarter Ended
     June 30, 1991.

     Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 Financial Data Schedule (in electronic form only).


(b) Current report on Form 8-K dated September 11, 1996 reporting Item 5 "Other Events" was filed during the quarter for which this Quarterly Report is filed.



			   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					 XEROX CORPORATION
					   (Registrant)




					 /s/Philip Fishbach
Date: November 8, 1996                 By  Philip D. Fishbach
				   Vice President and Controller
				  (Principal Accounting Officer)