Form 10-K
period 1996-12-31
XEROX CORP
filed 1997-03-27
CIK 108772

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)
(X)  Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934   For the fiscal year ended:  December 31, 1996

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
                                                            ( )

The aggregate market value of the voting stock of the registrant held by non-
affiliates as of February 28, 1997 was:                $21,775,109,185.


                            (Cover Page Continued)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                         Outstanding at February 28, 1997

Common Stock, $1 Par Value                                  324,016,042 Shares


                      Documents Incorporated By Reference

Portions of the following documents are incorporated herein by reference:

                                                       Part of 10-K in
Document                                               Which Incorporated

Xerox Corporation 1996 Annual Report to Shareholders          I & II

Xerox Corporation Notice of 1997 Annual Meeting of           III & IV
Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).


This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.


                                    PART I

Item 1. Business

Overview

Xerox Corporation (Xerox or the Company) is The Document Company and a leader in the global document market, providing document solutions that enhance business productivity. References herein to "us" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise. We distribute our products in the Western Hemisphere through divisions and wholly-owned subsidiaries. In Europe, Africa, the Middle East and parts of Asia including Hong Kong, India and China, we distribute through Rank Xerox Limited and related companies (Rank Xerox) in which we have an 80 percent financial interest and The Rank Group Plc (Rank Group) has a 20 percent financial interest. In Japan and other areas of the Pacific Rim, Australia and New Zealand, document processing products are distributed by Fuji Xerox Co. Ltd. (Fuji Xerox), an unconsolidated joint venture, which is equally owned by Fuji Photo Film Company, Ltd. of Japan and Rank Xerox. On February 28, 1995, we paid Rank Group 620 million pounds sterling, or $972 million, to increase our financial interest in Rank Xerox to 80 percent from 67 percent.

Beginning in 1995, the results of our Insurance operations were accounted for as discontinued operations. The Document Processing business is now the only component of continuing operations.

Our Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. We believe that documents will play a central role in business, government, education and other organizations far into the future and that efficient processing of documents offers significant opportunities for productivity improvements. The financing of Xerox equipment is generally carried out by Xerox Credit Corporation (XCC) in the United States and internationally by foreign financing subsidiaries and divisions in most countries in which we operate. Document Processing operations employed 86,700 people worldwide at year-end 1996.

In 1993, we announced a worldwide Document Processing restructuring program to significantly reduce our cost base and to improve productivity. The activities associated with this program have reduced employment by 14,000. We have achieved our restructuring program objectives with pre-tax cost reductions of approximately $350 million in 1994, $650 million in 1995 and $770 million in 1996. A portion of the savings is being reinvested to reengineer business processes, to support the expansion in growth markets and to mitigate pricing pressures.

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

- Scan, store, retrieve, view, revise and distribute documents electronically anywhere in the world.

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

Market Overview

We estimate that the global document market that we serve, excluding Japan and the Pacific Rim countries served by Fuji Xerox, was over $100 billion in 1996 and is estimated to grow to about $175 billion in 2000.

We have traditionally had a strong position in the general office document market, which is expected to grow at 7 percent per year, or about two to three times real economic growth. The remaining production systems market segments, which include production publishing and production printing, are expected to grow at a substantially higher rate. With our many new product introductions during this decade, our participation in the global document market has been considerably broadened and is expected to increase. This growth will be driven by the transfer of document production from offset printing to digital publishing, the increase in customer requirements for network and distributed printing, and the accelerating demand for color documents.

Xerox Focus

We believe that our competitive advantages lie in our ability to continually improve the features and performance of our products and services based on demonstrated customer needs; competitive pricing; our excellent reputation for performance and service; our substantial on-going investment in research and development; expanded sales coverage through our direct sales force, agents and retail chains; our leadership position in the rapidly growing document outsourcing business; maintenance of our strong market position in emerging markets; and an expanded presence in the burgeoning home office market. As a result, we believe we are well positioned to participate fully in the anticipated growth in the market segments in which we compete.

Digital Products

Our digital products fall into four categories: black-and-white production publishing, black-and-white laser printing, color laser copying and printing, and black-and-white digital office systems.

Production Publishing

The era of production publishing was launched in 1990 when we announced the DocuTech family which was a major step beyond our traditional reprographics market into the publishing industry. We estimate that the black-and-white digital production publishing market was $2 billion in 1996 and is estimated to grow to over $4 billion in 2000. Having installed to date more than 14,000 systems all over the world, our production publishing revenues in 1996 were $1.8 billion.

Digital production publishing technology is increasingly replacing older, traditional short-run offset printing as customers seek improved productivity and cost savings, faster turnaround of document preparation, and the ability to print documents "on demand." We offer the widest range of solutions available in the marketplace - from dial-up lines through the Internet to state-of-the-art networks - and we are committed to expanding these print-on-demand solutions as new technology and applications are developed.

The DocuTech family of digital publishers scans hard copy and converts it into digital documents, or accepts digital documents directly from networked personal computers or workstations. A user-friendly electronic cut-and-paste workstation allows the manipulation of images or the creation of new documents. For example, in only a few minutes, a page of word-processed text, received over a network, can be combined with a photograph scanned from hard copy and enhanced electronically: cropped, positioned precisely, rotated, brightened or sharpened. Digital masters can be prepared in a fraction of the time necessary to prepare offset plates, thereby allowing fast turnaround time. Further time can be saved, and frequently significant shipping costs, by transmitting electronically and printing where the documents are required.

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

Laser Printing

We estimate that the high-end black-and-white laser printing market was over $6 billion in 1996 and is expected to grow to about $10 billion in 2000. Our revenues from high-end black-and-white laser printers grew 7 percent in 1996 to $2.1 billion.

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

Xerox pioneered and continues to be a worldwide leader in electronic laser printing, which combines computer, laser, communications and xerographic technologies. We market a broad line of robust printers with speeds that range from five pages per minute to the industry's fastest cut-sheet printer at 135 pages per minute, and continuous-feed production printers at speeds up to 420 pages per minute. Many of these printers have simultaneous interfaces that can be connected to multiple host computers as well as local area networks.

Breakthrough technology allows printing, in a single pass through our highlight color printers, black-and-white plus one customer-changeable color (as well as shades, textures and mixtures of each) at production speeds up to 92 pages per minute. Other manufacturers' highlight color printers require additional passes to add variable color, which increase cost, reduce speed and reliability and introduce the possibility of color misalignment.

Productivity-enhancing features include printing collated multiple sets on both sides of the paper, inserting covers and tabs, printing checks with magnetic ink character recognition (MICR), and stapling; all on cut sheet plain paper, with sizes up to 11 by 17 inches.

During 1995, we significantly expanded our opportunities with the introduction of two major new printer series that will redefine our role in the electronic production printing industry. With the DocuPrint CF Series family, we entered the market for very high-volume, continuous-feed printers at speeds up to 420 pages per minute. The new DocuPrint IPS Series makes the IBM Advanced Function Presentation (AFP) architecture directly available to our production printing customers.

Color Laser Copying and Printing

We estimate that the color laser copying and printing market was $5 billion in 1996 and is expected to grow to $14 billion in 2000. Our revenues from color laser copiers and printers grew 59 percent in 1996 to almost $1 billion.

The use of color originals in the office is accelerating. Independent studies have concluded that color documents are more effective in communicating information and that decision-maker performance improves with the use of color documents. The vast majority of industry shipments of workstations and personal computers have color monitors, creating the need for economical, convenient and reliable, high-quality color copying and printing.

The color market has largely consisted of ink-jet and laser copiers and printers. Ink-jet technology offers very low equipment cost but is slow and lacks the image quality that most customers require for important documents such as presentations and proposals. Laser copiers and printers offer near-offset image quality, excellent running speeds, and the accessories necessary to produce finished sets.

We entered the color laser market in 1991 with the introduction of the Xerox 5775 color copier/printer and the 4700 printer, both of which print full-color at 7.5 pages per minute. We have since expanded the product line with the 4900 color laser printer, which prints full color at three pages per minute; the MajestiK color copier/printer series, which print full color at 6 pages per minute; the XPrint family of networked desktop color laser printers, which print at resolutions up to 600 x 600 dots per inch; and the Regal color copier/printer, which prints full color at 9 pages per minute.

The DocuColor 40, which was introduced in early 1996, copies and prints at 40 full-color pages per minute and is the industry's fastest and most affordable digital color document production system. In less than a full year, the DocuColor 40 achieved a market share of approximately two-thirds of the installations for the total production color industry and 50 percent of the installed population of production color products.

Digital Office Systems

The volume of paper documents used in the office continues to grow. Pages per worker per day in the US have doubled in the last decade and productivity has been impaired by the need to manage documents on computer monitors and as hard-copy originals.

We intend to help customers improve productivity by controlling their documents from a common interface; managing from the desktop; eliminating gaps, steps and devices in the work process; and moving smoothly from digital to paper and back.

Our strategy is, first, to build from our current strength, the copier. We know how to design and build them with superior marking, paper handling and finishing technology. We know our customers, their requirements and how to sell to them. During 1997, we are introducing new stand-alone digital copiers that will have all the features of our traditional light lens copiers, plus many advantages, including improved image quality, faster scanning, fewer controls and significantly reduced downtime. These digital copiers will sell for a modest premium over light lens copiers.

Second, we will upgrade these copiers to digital office systems and connect them to local and wide-area networks, as customers require, to gain incremental volume from computer printing and ultimately to replace desktop printers and single purpose copiers and faxes. The upgrades will have compelling economics versus the alternative of purchasing comparable printers and faxes.

We estimate that the digital copier and digital office systems market was over $1 billion in 1996 and is estimated to grow to $14 billion in 2000. In 1996, we entered the market for digital copiers and digital office systems on a limited basis and our revenues were almost $100 million.

Our digital office systems, known as Document Centre Systems, were introduced in late 1995 and bring production publishing productivity to the office. This new category of robust and extensible systems combines many capabilities - printing, scanning, faxing and copying documents - into a single digital resource that can be accessed from either a personal computer or on a walk-up basis. With interactive software, a user can easily control the various steps of the document cycle - document input, management and output - from the desktop. The seamless integration of services and interoperability will bring new levels of efficiency to the office. These new systems are a portal to the network and allow office workers to navigate between digital and paper documents, share information and knowledge, and collaborate with other members of their work groups. The multi-tasking architecture allows Document Centre Systems to perform multiple functions concurrently.

The two initial models in the Document Centre product family are equipped with integrated scanners for digital copying and printing services, accessible either from the PC desktop or from the user interface on the devices themselves. The Document Centre System 35 is designed for work groups of up to 50 people, and copies and prints at 35 pages per minute with resolutions of up to 600 by 2,400 dots per inch. It provides two-sided printing and several document finishing options. The Document Centre System 20 is targeted for work groups of up to 20 people, and copies and prints at 20 pages per minute with 400 dots per inch resolution. Fax services, from the desktop or at the device, are standard.

Light Lens Copying

We estimate that the market for light lens copying was approximately $33 billion in 1996 and that it will decline to $28 billion in 2000. Our revenues from light lens copiers declined 1 percent in 1996 to over $9.7 billion.

We market the broadest line of light lens copiers and duplicators in the industry, ranging from a three copies-per-minute personal copier to a 135 copies-per-minute fully-featured duplicator to special copiers designed for large engineering and architectural drawings up to 3 feet by 4 feet in size. Many of our state-of-the-art products have improved ease of use, reliability, copy quality, job recovery and ergonomics as well as productivity-enhancing features, including zoom enlargement and reduction, highlight color, copying on both sides of the paper, and collating and stapling which allow the preparation of completed document sets.

We have a strong position with major accounts who demand a consistently high level of service worldwide. Our competitive advantages include a focus on customer call response times, diagnostic equipment that is state-of-the-art and availability of 24-hour-a-day, seven-day-a-week service.

We also are increasing our leadership position in small commercial accounts, the most competitive copier market segment, through marketing programs such as sales through independent agents, retail outlets and trade associations like the American Medical Association, which represents more than two million current and prospective customers.

The market for commercial copiers is expanding rapidly in emerging countries in Latin America, Eastern Europe, the Commonwealth of Independent States (formerly the Soviet Union), Africa, China and India. Although 1996 revenue growth slowed because of difficult economic environments, all of these markets grew faster than the growth in the developed markets over the past five years.

Although we expect that light lens copiers will increasingly be replaced by digital copiers and Document Centre Systems, we intend to continually upgrade our light lens products to maintain a leadership position in the industry.

Other Products

We also offer a wide range of other document processing products including ink-jet and electrostatic printers, multifunction products, facsimile products, scanners, personal computer and workstation software, and integrated systems solutions.

We also sell cut-sheet paper to our customers for use in their Document Processing products.

Summary of Revenues by Product Category

The following table summarizes our revenues by major product category. The revenues for light lens copiers and digital products include equipment and supply sales, service and rental revenues, and finance income. These revenues exclude the impact of foreign currency exchange rate fluctuations which are shown combined with the revenues from paper and other products.

     Year ended December 31 (in billions)   1996       1995       1994
     Light lens copiers                    $ 9.7      $ 9.8      $ 9.7
     Digital products                        5.3        4.3        3.7
     Paper, other products, currency         2.4        2.5        1.7
       Total revenues                      $17.4      $16.6      $15.1

Xerox Competitive Advantages

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

Because of our emphasis on customer satisfaction, we offer a Total Satisfaction Guarantee, one of the simplest and most comprehensive offered in any industry: "If you are not satisfied with our equipment, we will replace it without charge with an identical model or a machine with comparable features and capabilities." This guarantee applies for at least three years to equipment acquired from and continuously maintained by Xerox or its authorized agents.

Quality

We were an early pioneer in total quality management and are the only company to have won all three of the following prestigious quality awards: the Malcolm Baldrige National Quality Award in the United States in 1989, the European Quality Award in 1992 and the Deming Prize in Japan, won by Fuji Xerox in 1980. In addition, we have won top quality awards in Argentina, Australia, Belgium, Brazil, Canada, China (Shanghai), Colombia, France, Germany, Hong Kong, India, Ireland, Mexico, the Netherlands, Norway, Portugal, the United Kingdom, and Uruguay. Our "Leadership Through Quality" program has enabled us to improve productivity, accelerate the introduction of new products, improve customer satisfaction and increase market share. Xerox products have been consistently rated among the world's best by independent testing organizations.

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

In 1996, R&D expense was $1,044 million compared with $949 million in 1995 and $895 million in 1994. We expect to increase our investment in technological development in 1997 and over the longer term to maintain our premier position in the rapidly changing document processing market. Our R&D spending is strategically coordinated with Fuji Xerox. The R&D investment by Fuji Xerox was $537 million in 1996, bringing the total to $1.6 billion.

Marketing

Xerox document processing products are principally sold directly to users by our worldwide sales force of approximately 13,000 employees. We also market through a network of independent agents, dealers, distributors and value-added resellers and have arrangements with U.S. retail marketing channels, including Sears, Office Depot, Office Max, Service Merchandise, Staples, Wal-Mart, Costco, The Wiz, Price Club and MicroAge, to market low-end products not generally suited for distribution through our direct sales force. These products are now sold through approximately 3,000 retail stores.

In 1991, Xerox International Partners (XIP), a 51 percent-owned partnership, was formed between Xerox and Fuji Xerox to supply printer engines to original equipment manufacturers. XIP has also contracted to supply printer engines to resellers.

Service

We have a worldwide service force of approximately 25,000 employees. In our opinion, this direct service force is a significant competitive advantage:
the service force is continually trained on our new products and its
diagnostic equipment is state-of-the-art.   24-hour-a-day, seven-day-a-week
service is available in most metropolitan areas in the United States. We are able to guarantee a consistent level of service nationwide and worldwide because our service force is not focused exclusively on metropolitan areas and it does not rely on independent local dealers for service.

Revenues

Our total document processing revenues were $17.4 billion in 1996, of which 49 percent were generated in the United States, 31 percent in Europe, and 20 percent in the remainder of the world (excluding the unconsolidated $8.1 billion of Fuji Xerox revenues in Japan and much of the Pacific Rim).

Revenues from supplies, paper, service, rentals, facilities management and other revenues, and income from customer financing represented 66 percent of total revenues in 1996. Because these revenues are derived from the installed base of equipment and are therefore less volatile than equipment sales revenues, they provide significant stability to overall revenues. Growth in these revenues is primarily a function of the growth in our installed population of equipment, usage and pricing. The balance of our revenues is derived from equipment sales. These sales, which drive the non-equipment revenues, depend on the flow of new products and are more affected by economic cycles.

Most of our customers have their equipment serviced by and use supplies sold by us. The market for cut-sheet paper is highly competitive and revenue growth is significantly affected by pricing. Our strategy is to charge a spread over mill wholesale prices. After a number of years of decline, rental revenues were essentially flat during 1996, 1995, and 1994.

Our document outsourcing business provides printing, publishing, duplicating and related services at more than 4,000 customer locations in 36 countries, including legal and accounting firms, financial institutions, insurance agencies and manufacturing companies. Our revenues from these services, which are largely in the U.S., increased 39 percent to $1.3 billion in 1996.

We offer our document processing customers financing of their purchases of Xerox equipment primarily through XCC in the United States, largely by wholly-owned financing subsidiaries in Europe, and through divisions in Canada and Latin America.

While competition for this business from banks and other finance companies remains extensive, we actively market our equipment financing services on the basis of customer service, convenience and competitive rates. Approximately 80 percent of U.S. equipment sales and 75 percent of European equipment sales are financed through Xerox. Over time, the growth rate of financing income is expected to correspond to the growth rate of equipment sales and trends in interest rates.

International Operations

Our international operations account for 51 percent of Document Processing revenues. Our largest interest outside the United States is Rank Xerox. Marketing and manufacturing operations are also conducted through joint ventures in India and China. Marketing and manufacturing in the Americas Customer Operations organization are conducted through subsidiaries or distributors in 40 countries. Fuji Xerox develops, manufactures and distributes document processing products in Japan and other areas of the Pacific Rim, Australia and New Zealand.

Our financial results by geographical area for 1996, 1995 and 1994, which are presented on pages 29, 30, and 52 of the Company's 1996 Annual Report to Shareholders, are hereby incorporated by reference in this document in partial answer to this item.

Discontinued Operations - Insurance and Other Financial Services

The discussion in the first thirteen paragraphs under the caption "Discontinued Operations - Insurance and Other Financial Services" on pages 43 through 45 and under the captions "Other Financial Services" and "Third-Party Financing and Real-Estate" on page 47 set forth under the caption "Financial Review" in the Company's 1996 Annual Report to Shareholders is hereby incorporated by reference in this document in partial answer to this item.

As used herein, the "Remaining insurance companies" include Coregis Group, Inc., Crum & Forster Holdings, Inc., Industrial Indemnity Holdings, Inc., Westchester Specialty Group, Inc., and The Resolution Group, Inc. ("TRG").

Property and Casualty Reserves

Overview

Losses from claims and related claims handling and legal expense comprise the majority of costs from providing insurance products. Therefore, unpaid losses and loss expenses are generally the largest liability on a property and casualty insurer's balance sheet. However, because insurance coverage is provided for situations in which the certainty of loss cannot be predicted, ultimate losses which will be incurred on policies issued are difficult to estimate and are subject to constant reevaluation as new information becomes available. The Remaining insurance companies, like most insurance companies utilize a variety of loss trending and analysis techniques to estimate anticipated ultimate losses and the time frames when claims are likely to be reported and paid. Loss development patterns vary significantly by type of insurance coverage and are affected by the economic, social, judicial, weather-related and geological conditions in different geographic areas.

In order to moderate the potential impact of unusually severe or frequent losses, the Remaining insurance companies cede (i.e., transfer) through reinsurance mechanisms a portion of their gross policy premiums to reinsurers in exchange for the reinsurer's agreement to share a portion of the covered losses. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the reinsurer that accepts the risk assumes an obligation to the original insurer. The ceding insurer retains a contingent liability with respect to reinsurance ceded to the extent that the reinsurer might not be able to meet its obligations.

The net liability retained by the Remaining insurance companies on individual risks varies by product and by the nature of the risk. Insured liabilities can be reinsured either by treaty, wherein reinsurers agree in advance to provide coverage above retained limits or for a specified percentage of losses attributable to specific products, or by facultative arrangements, wherein reinsurance is provided for individual risks based on individual negotiations.

Reserve provisions are established by the Remaining insurance companies to provide for the estimated level of claim payments which will be made under the policies they write. Over the policy period, as premiums are earned, a portion of the premiums is set aside as gross loss and loss expense reserves for incurred but not reported ("IBNR") losses in anticipation of claims which will be incurred, net of anticipated salvage and subrogation. IBNR reserves also include amounts to supplement case reserves, when established, to provide for potential further loss development. In addition, gross reserves are established for internal and external loss expenses associated with handling the claims inventory. These expenses are characterized as "allocated loss expenses" when they are attributable to a specific claim or series of claims and "unallocated loss expenses" when not similarly attributable. When a claim is reported, case reserves are established on the basis of all pertinent information available at the time. Legal defense costs that can be assigned to a related claim file and can be included as part of the loss under the contract are generally established as part of the gross case reserve. Reinsurance recoverables on gross reserves are recorded for amounts that are anticipated to be recovered from reinsurers and are determined in a manner consistent with the liabilities associated with the reinsured policies. Net reserves are gross reserves less anticipated reinsurance recoverables (net of uncollectible reinsurance reserves)and salvage and subrogation on those reserves.

The effect of inflation on gross reserves is considered implicitly through utilization of historical paid loss and loss expense development when estimating the liability for unpaid losses and loss expenses by using actuarial methods. The effect of inflation on individual case basis reserves reflects the direction of economic price levels.

Estimates of the ultimate value of unpaid claims are based in part on historical data that reflect past inflation, as well as management's assessment of severity and frequency, industry trends and related costs.

Monitoring of Insurance Reserves

Gross and net reserves for business written in both current and prior years is continually monitored by the Remaining insurance companies, and senior management of Talegen Holdings, Inc. ("Talegen") reviews these reserves on a periodic basis. Each of the Remaining insurance companies employs experienced actuarial staff, who as fellows of the Casualty Actuarial Society and members of the American Academy of Actuaries, are qualified loss reserve specialists who perform regular actuarial reviews of claim development and resulting reserve requirements. On a semi-annual or more frequent basis, detailed analyses of gross reserves, ceded reserves and reserves net of reinsurance are conducted by line of business and accident year. Actual claims activity is monitored quarterly and compared to expected levels to detect variances or trends indicating changes in reserve requirements. When unique or special reserve issues are identified, the Remaining insurance companies and/or Talegen routinely seek additional outside expertise from a variety of consulting actuaries. In addition, at year end, the reserves for each of the Remaining insurance companies are independently analyzed and certified by an outside actuary appointed by the Remaining insurance company's Board of Directors.

Overall reserve levels are affected by the types of and amounts of insurance coverage currently being written and the trends developing from newly reported claims and claims which have been paid and closed. Adjustments are made to reserves in the period they can be reasonably estimated to reflect evolving changes in loss development patterns and various other factors. Such factors include increased damage awards by the courts, known changes in judicial interpretations of legal liability for asbestos, environmental and other latent exposure claims and changes in judicial interpretation of the scope of coverage provided by general liability and umbrella policies. Many of these judicial interpretations are still evolving. Generally, the greater the projected time to settlement, the greater the complexity of estimating ultimate claim costs and the more likely that such estimates will change as new information becomes available.



Use of Reinsurance and Management of Reinsurance Collection

Most of the Remaining insurance companies made significant use of reinsurance during the 1970's and early 1980's. Since that time, the Remaining insurance companies have generally increased the portion of business they retain while reducing the number of reinsurers used for their reinsurance contracts. During 1996 and 1995, excluding the reinsurance ceded to pools, associations and similar organizations, 88% and 85%, respectively, of total written premiums ceded to reinsurers were placed with approximately 35 reinsurers.

Talegen and the Remaining insurance companies have reinsurance security committees composed of senior management who approve those reinsurers with whom Talegen and the Remaining insurance companies will do business. The criteria under which such approvals are granted have become increasingly restrictive over the past several years.

The potential uncollectibility of ceded reinsurance has been an industry-wide issue. With respect to the management of recoveries due from reinsurers, the Remaining insurance companies operate under common guidelines for the early identification of potential collection problems and they utilize the services of the Resolution Reinsurance Service Company (a subsidiary of TRG) which employs a specialized group of work-out experts to aid in the more complicated cases. This unit aggressively pursues collection of reinsurance recoverables through mediation, arbitration and, where necessary, litigation to enforce the Remaining insurance companies contractual rights against reinsurers. Nevertheless, periodically, it becomes necessary for management to adjust reserves for potential losses to reflect their ongoing evaluation of developments which affect recoverability, including the financial difficulties that some reinsurers can experience. Based upon the review of financial condition and assessment of other available information, the Remaining insurance companies maintain a provision for uncollectible amounts due from reinsurers. The balance of reinsurance recoverable is considered to be valid and collectible.

Ridge Re Coverage

Under the terms of the reinsurance coverage provided by Ridge Reinsurance Limited ("Ridge Re") and subject to the limits established for each of the Remaining insurance companies, Ridge Re will reimburse the Remaining insurance companies for 85% of net aggregate increases, if any, to ultimate net unpaid loss and loss expenses and uncollectible reinsurance reserves which develop on its 1992 and prior accident years as carried at December 31, 1992 (net of all salvage, subrogation and other recoverables). At December 31, 1996, Ridge Re recognized approximately $650 million of the $1,245 million excess of loss reinsurance coverage estimated to be required based on actuarial projections. The Ridge Re coverage is guaranteed by Xerox Financial Services, Inc., and, subject to certain commutation provisions, remains in effect until all 1992 and prior accident year claims are paid. Cessions to Ridge Re, while beneficial to the Remaining insurance companies, do not result in a benefit to the Insurance segment or consolidated Xerox accounts.

Statutory and GAAP Reporting of Net Unpaid Losses and Loss Expenses

The liability for net unpaid losses and loss expenses required by generally accepted accounting principles ("GAAP") differs from the liability reported in accordance with Statutory Accounting Practices ("SAP"). Because not all GAAP adjustments to the recorded SAP liability can be associated with subsequent developments of the liabilities on other than an arbitrary basis, developments on the loss and loss expense reserve development table are prepared in accordance with SAP.

Loss Development Data

In Note 10 on pages 52 through 55 of the Company's 1996 Annual Report to Shareholders, which is hereby incorporated by reference in this document in partial answer to this item, the net liability for unpaid losses and loss expenses is reconciled for each of the years in the three-year period ended December 31, 1996. Included therein are current year and prior year development data.

As a result of claim activity during 1996 and after reflection of prior experience, it is management's judgment that the total net liability for unpaid losses and loss expenses at December 31, 1996 is reasonably stated.

The loss and loss expense reserve development table illustrates the development of statutory balance sheet liabilities for 1986 through 1996 for the Remaining insurance companies before cessions to Ridge Re. Net unpaid loss and loss expense reserves and accident year development have been restated to exclude the reserves of Constitution Reinsurance Corporation and Viking Insurance Company of Wisconsin, which were sold during 1995. The first line of the table is the estimated GAAP liability for unpaid losses and loss expenses, net of reinsurance recoverable, recorded at the balance sheet date for each year. The second line on the table reconciles the GAAP liability for net unpaid losses and loss expenses to the SAP liability for unpaid losses and loss expenses. The lower section of the table shows the updated amount of the previously recorded SAP liability based on experience as of the close of each succeeding year.

The estimate for unpaid losses and loss expenses is increased or decreased as more information becomes known about the claims until all claims are settled. Deficiencies or redundancies represent aggregate changes in estimates, as calculated on a statutory basis, for all prior calendar years. The effect as calculated under GAAP on income for the latest three years is shown in Note 10 on pages 52 through 55 of the Company's 1996 Annual Report to Shareholders, which is hereby incorporated by reference in this document in partial answer to this item. These changes in estimates have been reflected in the Remaining insurance companies' calendar year operating results. Because the Remaining insurance companies recognize adjustments to reserves for changes in loss development patterns and various other factors, such as social and economic trends and known changes in judicial interpretation of legal liability in the period in which they become known, it is not appropriate to extrapolate future deficiencies or redundancies based solely on this table.


Loss and Loss Expense Reserve Development

Year ended December 31 (in millions)     1986      1987      1988      1989 _
Liability for unpaid losses and loss
  expenses - GAAP (net of reinsurance) $ 4,127   $ 4,824   $ 5,200   $ 5,637
GAAP to SAP differences                   (256)     (241)     (208)     (215)
Liability for unpaid losses and loss
  expense - SAP (net of reinsurance)     3,871     4,583     4,992     5,422

Paid (cumulative) as of:
  End of year                                -         -         -         -
  One year later                         1,187     1,323     1,246     1,560
  Two years later                        2,080     2,188     2,269     2,635
  Three years later                      2,701     2,933     3,043     3,690
  Four years later                       3,224     3,472     3,854     4,018
  Five years later                       3,611     4,150     4,053     4,508
  Six years later                        4,180     4,316     4,432     4,887
  Seven years later                      4,278     4,571     4,751     5,159
  Eight years later                      4,476     4,859     4,985
  Nine years later                       4,720     5,066
  Ten years later                        4,904

Liability estimated as of:
  End of year                            3,871     4,583     4,992     5,422
  One year later                         3,893     4,681     5,052     5,611
  Two years later                        4,314     4,870     5,247     5,591
  Three years later                      4,527     5,168     5,171     6,408
  Four years later                       4,928     5,073     5,953     6,329
  Five years later                       4,803     5,832     5,903     6,428
  Six years later                        5,495     5,854     6,029     6,770
  Seven years later                      5,546     5,959     6,381     7,049
  Eight years later                      5,673     6,314     6,666
  Nine years later                       6,045     6,598
  Ten years later                        6,322

Deficiency                             $(2,451)  $(2,015)  $(1,674)  $(1,627)

End of Year:
  Gross liability
  Reinsurance recoverable
  Net liability
One Year Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability
Two Years Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability
Three Years Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability
Four Years Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability

Gross cumulative deficiency




  1990      1991      1992      1993      1994      1995      1996 _

$ 5,848   $ 5,743   $ 6,109   $ 5,972   $ 5,618   $ 6,471   $ 6,327
   (287)     (299)     (370)     (254)     (216)     (827)     (625)

  5,561     5,444     5,739     5,718     5,402     5,644     5,702


      -         -         -         -         -         -         -
  1,542     1,721     1,080     1,303     1,242     1,173
  2,882     2,518     2,153     2,264     2,142
  3,412     3,381     2,939     2,969
  4,062     4,008     3,480
  4,563     4,418
  4,894






  5,561     5,444     5,739     5,718     5,402     5,644     5,702
  5,658     6,340     5,734     5,711     5,944     5,903
  6,484     6,274     5,771     6,216     6,165
  6,370     6,326     6,230     6,410
  6,429     6,747     6,401
  6,803     6,957
  7,057





$(1,496)  $(1,513)  $  (662)  $  (692)  $  (763)  $  (259)  $     -


                    $ 9,469   $ 8,526   $ 7,849   $ 8,143   $ 8,337
                      3,730     2,808     2,447     2,499     2,635
                      5,739     5,718     5,402     5,644     5,702

                      9,444     8,590     8,616     8,753
                      3,710     2,879     2,672     2,850
                      5,734     5,711     5,944     5,903

                      9,482     9,316     9,154
                      3,711     3,100     2,989
                      5,771     6,216     6,165

                     10,188     9,810
                      3,958     3,400
                      6,230     6,410

                     10,649
                      4,248
                      6,401

                    $(1,180)  $(1,284)  $(1,305)  $  (610)  $     -


Asbestos, Environmental and Other Latent Exposure Claims

The discussion under the captions "Latent Exposures" and "Reserves for the Remaining Insurance Companies" on pages 46 through 47 in the Company's 1996 Annual Report to Shareholders is hereby incorporated by reference in this document in partial answer to this item.

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

Item 3. Legal Proceedings

The information set forth under Note 15 "Litigation" on pages 63-64 of the Company's 1996 Annual Report to Shareholders is incorporated by reference in this document in answer to this item.

In the action by the independent service organizations, in a revised expert report prepared, pursuant to Rule 26(a)2)B) of the Federal Rules of Civil Procedure, an accountant retained by plaintiffs as an expert indicated that he plans to testify at trial that, allegedly as a result of Xerox' conduct, plaintiffs have lost profits of approximately $75 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.



                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The information set forth under the following captions on the indicated pages of the Company's 1996 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item:

              Caption                                           Page No.

      Stock Listed and Traded                                      71
      Dividends and Stock Prices                                   71
      Eleven Years in Review - Common Shareholders
        of Record at Year-End                                  70 and 71

Item 6. Selected Financial Data

The following information, as of and for the five years ended December 31, 1996, as set forth and included under the caption "Eleven Years in Review" on pages 70 and 71 of the Company's 1996 Annual Report to Shareholders, is hereby incorporated by reference in this document in answer to this Item:

        Revenues
        Income (loss) from continuing operations
        Primary earnings (loss) per common share from continuing operations Total assets
        Long-term debt
        Preferred stock
        Dividends declared

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Our Results of Operations and Financial Condition" under the caption "Financial Review" on pages 27-34, 36-41, and 43-47 of the Company's 1996 Annual Report to Shareholders other than the pictures and captions to the pictures is hereby incorporated by reference in this document in answer to this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Xerox Corporation and subsidiaries and the notes thereto and the report thereon of KPMG Peat Marwick LLP, independent auditors, which appear on pages 26, 35, 42, 48-67, and 69 of the Company's 1996 Annual Report to Shareholders, are hereby incorporated by reference in this document in answer to this Item. In addition, also included is the quarterly financial data included under the caption "Quarterly Results of Operations (Unaudited)" on page 68 of the Company's 1996 Annual Report to Shareholders.

The financial statement schedule required herein is filed as "Financial Statement Schedules" pursuant to Item 14 of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.



                                   PART III

The information set forth in "Proposal 1--Election of Directors" in the Company's Notice of the 1997 Annual Meeting of Shareholders and Proxy Statement, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year covered by this report on Form 10-K, is hereby incorporated by reference in this document in answer to this Part III.

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
     Name           Age         Present Position           Position     Since_

Paul A. Allaire*     58    Chairman of the Board, Chief       1991       1983
                           Executive Officer and Chairman
                           of the Executive Committee

William F. Buehler   57    Executive Vice President and       1995       1991
                           Chief Staff Officer

A. Barry Rand        52    Executive Vice President,          1992       1986
                           Operations

Barry D. Romeril     53    Executive Vice President and       1993       1993
                           Chief Financial Officer

Stuart B. Ross       59    Executive Vice President;          1990       1979
                           Chairman and Chief Executive
                           Officer, Xerox Financial
                           Services, Inc.

Allan E. Dugan       56    Senior Vice President,             1992       1990
                           Corporate Strategic Services

John A. Lopiano      58    Senior Vice President; President,  1995       1993
                           Production Systems Group

Mark B. Myers        58    Senior Vice President, Corporate   1992       1989
                           Research and Technology

David R. Myerscough  56    Senior Vice President;             1996       1989
                           Corporate Business Strategy


* Member of Xerox Board of Directors.


Executive Officers of Xerox, Continued

                                                             Year
                                                           Appointed
                                                          to Present   Officer
     Name           Age         Present Position           Position     Since_

Richard S. Paul      55    Senior Vice President and          1992       1989
                           General Counsel

Brian E. Stern       49    Senior Vice President; President,  1996       1993
                           Office Document Products Group

Eunice M. Filter     56    Vice President, Treasurer          1990       1984
                           and Secretary

Philip D. Fishbach   55    Vice President and Controller      1995       1990

James H. Lesko       45    Vice President; President,         1996       1993
                           Desktop Products Group

Carlos Pascual       51    Vice President; President,         1995       1994
                           U.S. Customer Operations


Each officer named above, with the exception of Barry D. Romeril, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

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

 (b) A Current Report on Form 8-K dated October 31, 1996 reporting Item 5 "Other Events" was filed during the last quarter of the period covered by this Report.

 (c) The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 1997 Proxy Statement are preceded by an asterisk (*).



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 XEROX CORPORATION


                                            By:  /s/ Barry D. Romeril_________
                                                 Executive Vice President and
                                                 Chief Financial Officer
March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 27, 1997



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


/s/ Martha R. Seger                                  Director


/s/ Thomas C. Theobald                               Director


Report of Independent Auditors



To the Board of Directors and Shareholders of Xerox Corporation


Under date of January 23, 1997, we reported on the consolidated balance sheets of Xerox Corporation and consolidated subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Xerox Corporation 1996 Annual Report to Shareholders on pages 26, 35, 42, and 48-67. These consolidated financial statements and our report thereon are incorporated by reference in the 1996 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG PEAT MARWICK LLP



Stamford, Connecticut
January 23, 1997



Index to Financial Statements and Schedule

Financial Statements:

   Consolidated statements of income of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1996

   Consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 1996 and 1995

   Consolidated statements of cash flows of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1996

   Notes to consolidated financial statements

   Report of Independent Auditors

   Quarterly Results of Operations (unaudited)

      The above consolidated financial statements, related notes, report thereon and the quarterly results of operations which appear on pages 26, 35, 42, 48-67, 68, and 69 of the Company's 1996 Annual Report to Shareholders are hereby incorporated by reference in this document.

Commercial and Industrial (Article 5) Schedule:

II - Valuation and qualifying accounts


All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.


                                                                   SCHEDULE II

Valuation and Qualifying Accounts
Year ended December 31, 1996, 1995 and 1994

                                           Additions
                             Balance at    charged to   Deductions,   Balance
                              beginning     costs and     net of       at end
(in millions)                 of period     expenses    recoveries   of period

1996
Allowance for Losses on:
   Accounts Receivable            $ 90          $ 73         $ 71         $ 92
   Finance Receivables             322           186          161          347
Deferred Tax Valuation
   Allowance                        20             -           20            -
                                  $432          $259         $252         $439

1995
Allowance for Losses on:
   Accounts Receivable            $ 79          $ 81         $ 70         $ 90
   Finance Receivables             320           154          152          322
Deferred Tax Valuation
   Allowance                        34             -           14           20

                                  $433          $235         $236         $432

1994
Allowance for Losses on:
   Accounts Receivable            $ 62          $ 70         $ 53         $ 79
   Finance Receivables             300           132          112          320
Deferred Tax Valuation
   Allowance                        34            -            -            34

                                  $396          $202         $165         $433




Index of Exhibits

Document and Location

(3) (a) Restated Certificate of Incorporation of Registrant filed by the Department of State of New York on October 29, 1996.

            Incorporated by reference to Exhibit 3(a)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

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

            Incorporated by reference to Exhibit 4(a) to Registration No. 33-44597.

    (c) Indenture dated as of September 20, 1996 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-13179.

    (d) Indenture dated as of March 1, 1988, as supplemented by the First Supplemental Indenture dated as of July 1, 1988, between Xerox Credit Corporation (XCC) and The First National Bank of Chicago relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-20640 and to Exhibit 4(a)(2) to XCC's Current Report on Form 8-K dated July 13, 1988.



    (e) Indenture dated as of March 1, 1989, as supplemented by the First Supplemental Indenture dated as of October 1, 1989, between XCC and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-27525 and to Exhibit 4(a)(2) to XCC's Registration Statement No. 33-31367.

    (f) Indenture dated as of October 1, 1991, as supplemented by the First Supplemental Indenture dated as of May 1, 1992, between XCC and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-43470.

    (g) Indenture dated as of May 1, 1994, between XCC and State Street Bank and Trust Company (formerly, The First National Bank of Boston) relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-53533 and to Exhibits 4(a)(1) and 4(a)(2) to XCC's Registration Statement No. 33-43470.

    (h) Indenture dated as of October 2, 1995, between XCC and State Street Bank and Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-61481.

    (i) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10) The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 1997 Proxy Statement are preceded by an asterisk (*).

   *(a) Registrant's 1976 Executive Long-Term Incentive Plan, as amended through February 4, 1991.

            Incorporated by reference to Exhibit (10)(a) to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1991.



   *(b) Registrant's 1991 Long-Term Incentive Plan, as amended through July 15, 1991.

            Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1991.

    (c)     Registrant's 1996 Non-Employee Director Stock Option Plan.

            Incorporated by reference to Registrant's Notice of the 1996 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

   *(d)     Description of Registrant's Annual Performance Incentive Plan.

   *(e) Registrant's 1993 Restatement of Unfunded Retirement Income Guarantee Plan.

            Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

   *(f)     1996 Restatement of Registrant's Unfunded Supplemental Retirement
            Plan.

    (g)     Registrant's 1981 Deferred Compensation Plan, 1985
            Restatement, as amended through April 2, 1990.

            Incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1990.

    (h) 1996 Amendment and Restatement of Registrant's Restricted Stock Plan for Directors.

            Incorporated by reference to Registrant's Notice of the 1996 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

   *(i) Form of severance agreement entered into with various executive officers.

            Incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1989.

   *(j)     Registrant's Contributory Life Insurance Plan.

            Incorporated by reference to Exhibit 10(s) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1989.

    (k) 1996 Amendment and Restatement of Registrant's 1989 Deferred Compensation Plan for Directors.

            Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

   *(l) 1993 Amendment and Restatement of Registrant's 1989 Deferred Compensation Plan for Executives.

   *(m)     Executive Performance Incentive Plan.

            Incorporated by reference to Registrant's Notice of the 1995 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

(11)        Statement re computation of per share earnings.

(12)        Computation of Ratio of Earnings to Fixed charges.

(13) Pages 26 through 71 of Registrant's 1996 Annual Report to Shareholders.

(21)        Subsidiaries of the Registrant.

(23)        Consent of KPMG Peat Marwick LLP.

(27)        Financial Data Schedule (in electronic form only).