Form 10-Q
period 1997-03-31
XEROX CORP
filed 1997-05-12
CIK 108772

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended: March 31, 1997

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at April 30,1997

Common Stock                            323,653,011  shares

	      This document consists of 26 pages.



















This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipate", "believe", "estimate", "expect", "intends", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.


			   Xerox Corporation
			       Form 10-Q
			    March 31, 1997

Table of Contents
							     Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         4

      Consolidated Balance Sheets                               5

      Consolidated Statements of Cash Flows                     6

      Notes to Consolidated Financial Statements                7

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      11

      Discontinued Operations                                  16

      Capital Resources and Liquidity                          20

      Hedging Instruments                                      22

Part II - Other Information

   Item 1. Legal Proceedings                                   23

   Item 6. Exhibits and Reports on Form 8-K                    23

Signatures                                                     24

Exhibit Index

   Computation of Net Income per Common Share                  25

   Computation of Ratio of Earnings to Fixed Charges           26

Financial Data Schedule           (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-wide Web site at www.xerox.com and select
"Investor Information."


PART I - FINANCIAL INFORMATION

Item I                           Xerox Corporation
			  Consolidated Statements of Income

						    Three months ended
							   March 31,
(In millions, except per-share data)                    1997     1996

Revenues
  Sales                                              $ 1,979  $ 1,910
  Service and rentals                                  1,790    1,762
  Finance income                                         253      256
  Total Revenues                                       4,022    3,928


Costs and Expenses
  Cost of sales                                        1,124    1,091
  Cost of service and rentals                            898      899
  Equipment financing interest                           129      130
  Research and development expenses                      262      254
  Selling, administrative and general
    expenses                                           1,180    1,166
  Other, net                                               1        4
  Total Costs and Expenses                             3,594    3,544


Income before Income Taxes, Equity Income
  and Minorities' Interests                              428      384

  Income taxes                                           150      139
  Equity in net income of unconsolidated
    affiliates                                            22       20
  Minorities' interests in earnings of
    subsidiaries                                          30       28

Income from Continuing Operations                        270      237

Discontinued Operations                                    -        -

Net Income                                            $  270  $   237


Primary Earnings per Share
  Continuing Operations                               $ 0.78  $  0.68
  Discontinued Operations                                  -        -
Primary Earnings per Share                            $ 0.78  $  0.68


Fully Diluted Earnings per Share
  Continuing Operations                               $ 0.75  $  0.65
  Discontinued Operations                                  -        -
Fully Diluted Earnings per Share                      $ 0.75  $  0.65

See accompanying notes.




				 Xerox Corporation
			    Consolidated Balance Sheets

					     March 31,     December 31,
(In millions, except share data in thousands)    1997             1996
Assets

Cash                                         $     31          $   104
Accounts receivable, net                        2,137            2,022
Finance receivables, net                        4,182            4,386
Inventories                                     2,862            2,676
Deferred taxes and other current assets           974              964

  Total Current Assets                         10,186           10,152

Finance receivables due after one year, net     6,841            6,986
Land, buildings and equipment, net              2,233            2,256
Investments in affiliates, at equity            1,237            1,282
Goodwill                                          627              623
Other assets                                    1,095            1,121
Investment in discontinued operations           4,469            4,398

Total Assets                                 $ 26,688         $ 26,818


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  3,369        $   3,536
Accounts payable                                  518              577
Accrued compensation and benefit costs            512              761
Unearned income                                   213              208
Other current liabilities                       1,860            2,122

  Total Current Liabilities                     6,472            7,204

Long-term debt                                  8,456            8,424
Postretirement medical benefits                 1,069            1,050
Deferred taxes and other liabilities            2,459            2,429
Discontinued operations liabilities -
  policyholders' deposits and other             2,241            2,274
Deferred ESOP benefits                           (494)            (494)
Minorities' interests in equity of subsidiaries   819              843
Mandatorily redeemable preferred stock            637                -
Preferred stock                                   718              721
Common shareholders' equity                     4,311            4,367

Total Liabilities and Equity                 $ 26,688        $  26,818

Shares of common stock issued                      325,902           325,902
Shares of common stock outstanding                 323,661           323,681

See accompanying notes.





			     Xerox Corporation
		       Consolidated Statements of Cash Flows

Three months ended March 31  (In millions)             1997          1996

Cash Flows from Operating Activities
Income from Continuing Operations                     $ 270       $  237
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                         159          150
  Provisions for doubtful accounts                       47           47
  Provision for postretirement medical
    benefits, net of payments                             9           11
  Minorities' interests in earnings of subsidiaries      30           28
  Undistributed equity in income of affiliated companies(23)         (20)
  Increase in inventories                              (283)        (325)
  Decrease in finance receivables                        60           19
  Increase in accounts receivable                      (132)        (287)
  Decrease in accounts payable and accrued
    compensation and benefit costs                     (323)        (317)
  Net change in current and deferred income taxes       (12)          54
  Other, net                                           (135)        (204)
    Total                                              (333)        (607)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (84)        (148)
  Proceeds from sales of land, buildings and equipment   15           31
  Net change in payables to Discontinued Operations       -           (1)
Total                                                   (69)        (118)

Cash Flows from Financing Activities
  Net change in debt                                    (45)         861
  Dividends on common and preferred stock              (119)        (110)
  Proceeds from sale of common stock                     66           27
  Repurchase of common and preferred stock             (100)         (91)
  Net proceeds from issuance of mandatorily
    redeemable preferred stock                          637            -
Total                                                   439          687
Effect of Exchange Rate Changes on Cash                  (6)           -

Cash Provided (Used) by Continuing Operations            31          (38)

Cash Used by Discontinued Operations                   (104)         (93)
Increase (Decrease) in Cash                             (73)        (131)

Cash at Beginning of Period                             104          136

Cash at End of Period                                $   31       $    5

See accompanying notes.

			 Xerox Corporation
	       Notes to Consolidated Financial Statements


1. The consolidated financial statements presented herein have been prepared by Xerox Corporation ("the Company") in accordance with the accounting policies described in its 1996 Annual Report to Shareholders and should be read in conjunction with the notes thereto.

Effective 1997, Fuji Xerox changed its reporting period from a fiscal year ending October 20 to a fiscal year ending December
20. The results of operations during the period between the end of the 1996 fiscal year and the beginning of the new fiscal year (the stub period) amounted to a gain of $8 million. The gain was credited to retained earnings.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made. Interim financial data presented herein are unaudited.

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.  Inventories consist of (in millions):

					March 31,     December 31,
					     1997             1996

Finished products                       $   1,683         $  1,570
Work in process                               106               80
Raw materials and supplies                    376              322
Equipment on operating leases, net            697              704
    Total                               $   2,862         $  2,676


3. In January 1997, we issued 650,000 shares of 8% Capital Securities through a consolidated trust for net proceeds, after discount and fees, of $637 million. Such securities have been classified as mandatorily redeemable preferred stock on the consolidated balance sheet. The proceeds were used to reduce commercial paper. This security is mandatorily redeemable on February 1, 2027 for $650 million and pays dividends semiannually at the rate of 8% per annum. The dividends are included in minorities' interests in earnings of subsidiaries in the consolidated statement of income. This security is guaranteed by us.



4.  Common shareholders' equity consists of (in millions):

					 March 31,     December 31,
					     1997             1996

Common stock                             $    327         $    327
Additional paid-in-capital                  1,350            1,353
Retained earnings                           3,243            3,090
Net unrealized gain (loss) on
  investment securities                         5               (1)
Translation adjustments                      (441)            (241)
Treasury stock                               (173)            (161)
    Total                                $  4,311         $  4,367


5. Interest expense totaled $135 million and $148 million for the three months ended March 31, 1997 and 1996, respectively.


6. The Board of Directors has authorized the Company to repurchase up to $1 billion of Xerox common stock. The stock will be purchased from time to time on the open market depending on market conditions. As of March 31, 1997, we have repurchased
8.2 million shares for $406 million, some of which have been reissued to satisfy the exercise of stock options


7.  Summarized operating results of Insurance follow:

							    First Quarter
(In millions)                                           1997             1996

Revenues
Insurance premiums earned                              $ 424            $ 418
Investment and other income                              111              106
Total Revenues                                           535              524
Costs and Expenses
Insurance losses and loss expenses                       365              343
Insurance acquisition costs and
 other operating expenses                                148              142
Interest expense                                          49               54
Administrative and general expenses                       11                6
Total Costs and Expenses                                 573              545
Realized Capital Gains                                     6                2
Income (Loss) Before Income Taxes                        (32)             (19)
Income Tax Benefits                                       16                9
Income (Loss) From Insurance *                         $ (16)           $ (10)

* The total Insurance after-tax losses were charged to reserves established for this purpose and, therefore, did not impact our earnings.


The net assets at March 31, 1997 and December 31, 1996 of the
Insurance businesses included in our consolidated balance sheets as discontinued operations are as follows:

						   March 31,     December 31,
							1997             1996
Insurance Assets
Investments                                          $ 8,001          $ 7,889
Reinsurance recoverable                                2,340            2,458
Premiums and other receivables                         1,077            1,082
Deferred taxes and other assets                        1,155            1,201
Total Insurance assets                               $12,573          $12,630

Insurance Liabilities
Unpaid losses and loss expenses                      $ 8,447          $ 8,572
Unearned income                                          798              812
Notes payable                                            230              215
Other liabilities                                      1,163            1,185
Total Insurance Liabilities                          $10,638          $10,784
Investment in Insurance, net                         $ 1,935          $ 1,846


8.  Litigation

Continuing Operations

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Plaintiffs claim damages predominately resulting from the Company's alleged refusal to sell parts for high volume copiers and printers to plaintiffs prior to 1994. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as the plaintiffs in the Kansas action, were not included in that class action. In their complaint plaintiffs allege monetary damages in the form of lost profits in excess of $10 million (to be trebled) and injunctive relief. In a revised report prepared, pursuant to Rule 26(a)2)B)of the Federal Rules of Civil Procedure, an accountant retained by plaintiffs as an expert indicated that he plans to testify at trial that, allegedly as a result of Xerox' conduct, plaintiffs have lost profits of approximately $75 million. The Company has asserted counterclaims against the plaintiffs alleging patent and copyright infringement, misappropriation of Xerox trade secrets, conversion and unfair competition and/or false advertising. On December 11, 1995, the District Court issued a preliminary injunction against the parent company for copyright infringement. On April 8, 1997, the District Court granted partial summary judgment in favor of the Company on plaintiffs' antitrust claims, ruling that the Company's unilateral refusal to sell or license its patented parts cannot give rise to antitrust liability. The Court's ruling did not preclude a finding of antitrust liability based upon other allegations of exclusionary conduct, including the refusal to sell unpatented parts. The District Court also granted summary judgment in favor of the Company on its patent infringement claim, leaving open with respect to patent infringement only the issues of willfulness and the amount of damages, and granted partial summary judgment in favor of the Company with respect to some of its claims of copyright infringement. The plaintiffs have indicated that they intend to move the Court for reconsideration of its rulings or, alternatively, for certification under 28 U.S.C. Section 1292(b) for interlocutory appeal to the United States Court of Appeals for the Federal Circuit.

Discontinued Operations

Farm & Home Savings Association, now known as Roosevelt Bank, (Farm & Home) and certain Talegen Holdings, Inc. insurance companies (Insurance Companies) entered into an agreement (Indemnification Agreement) under which the Insurance Companies are required to defend and indemnify Farm & Home from certain actual and punitive damage claims being made against Farm & Home relating to the Brio superfund site (Brio). In a number of lawsuits pending against Farm & Home in the District Courts of Harris County, Texas, several hundred plaintiffs, former residents of, or students attending school within, a residential subdivision known as Southbend, seek both actual and punitive damages allegedly relating to injuries arising out of the hazardous substances at Brio. The Insurance Companies have been defending these cases under a reservation of rights because it is unclear whether certain of the claims fall under the coverage of either the policies or the Indemnification Agreement. The Insurance Companies have been successful in having some claims dismissed which were brought by plaintiffs who were unable to demonstrate a pertinent nexus to the Southbend subdivision. However, there are numerous plaintiffs who do have a nexus to the Southbend subdivision. In February 1997, the Insurance Companies reached an agreement in principle to settle all of the claims brought by plaintiffs who have or had a pertinent nexus to the Southbend subdivision, with the exception of a group of 53 plaintiffs. In addition, Farm & Home intends to press its pending motions for summary judgment which, if granted, would provide a legal basis for dismissal of any claims asserted in the future. If the settlement is not consummated, and the claims are not resolved by summary judgment, one or more of these cases can be expected to be tried in 1997. The Southbend subdivision has since been acquired by the Insurance Companies and all of the structures have been demolished.


Item II                  Xerox Corporation
	     Management's Discussion and Analysis of
	   Results of Operations and Financial Condition

 Document Processing

Summary

Income from continuing operations increased 14 percent to $270 million in the 1997 first quarter from $237 million in the 1996 first quarter.

Revenues grew 5 percent on a pre-currency basis to $4.1 billion in the first quarter, driven by 10 percent growth in equipment sales (excluding OEM sales) and 41 percent growth in document outsourcing. Service, paper and rental revenues declined from the first quarter of 1996. Paper price declines reduced overall revenue growth by over one percentage point.

Fully diluted earnings per share increased 15 percent to $0.75 in the first quarter compared with $0.65 in the 1996 first quarter.

Underlying Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as "underlying growth."

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency, primarily in Europe. When compared with most of the major European currencies, the U.S. dollar was over 10 percent stronger in the 1997 first quarter than in the 1996 first quarter; only the pound sterling was stronger. As a result, foreign currency translation had an unfavorable impact of approximately 2 percentage points on total revenues in the 1997 first quarter.

Revenues denominated in currencies where the local currency is the functional currency are not hedged for purposes of translation into U.S. dollars.



Revenues

For the major product categories, the underlying revenue growth rates are as follows:

				     1996                1997_
			    Q1   Q2   Q3   Q4   FY        Q1

Total Revenues              4%   6%   5%   8%   6%         5%

Digital Products           19   21   23   26   23         18
Light Lens Copiers          -    -   (4)   -   (1)        (2)

Digital product revenues were 31 percent of total revenues in the 1997 first quarter, compared with 27 percent in the 1996 first quarter. Growth of 18 percent in the first quarter follows 26 percent growth in the 1996 fourth quarter and precedes major announcements in the 1997 second quarter of a new family of digital copiers and important new production publishing and printing products which we expect will contribute to our revenue growth in 1997. Computer printing revenues grew 10 percent, production publishing revenues grew 16 percent, and color copying and printing revenues grew 44 percent.

Black-and-white light lens copier revenues were 55 percent of total revenues in the 1997 first quarter compared with 59 percent in the 1996 first quarter. Strong copier equipment sales growth in the United States was largely offset by declines in Europe, reflecting difficult economic environments in several countries, and in Brazil, following an exceptional 1996 fourth quarter.

Geographically, the underlying revenue growth rates are as follows:

				     1996                1997_
			    Q1   Q2   Q3   Q4   FY        Q1

Total Revenues              4%   6%   5%   8%   6%        5%

United States               5    6    5    9    6         6
Rank Xerox                 (2)   2    2    2    1         3
Other Areas                11   10    6   14   10         3

Memo:  Fuji Xerox          13   15   11   11   12        11

First quarter U.S. revenue growth was driven by strong equipment sales of both digital products and light lens copiers.

Rank Xerox Limited and related companies manufacture and market
Xerox products principally in Europe. The U.K., Germany and
Holland had good revenue growth in the first quarter, and France, Italy and Spain had modest declines.

Other Areas include operations principally in Latin America, Canada and China. Mexico and China had excellent revenue growth in the first quarter, Brazil had modest growth, following exceptional copier equipment sales growth in the 1996 fourth quarter, and revenues declined in the rest of Latin America due to difficult economic environments in a number of countries. Our 1996 full year revenues in Brazil were approximately $1.6 billion.

Fuji Xerox Co., Ltd., an unconsolidated entity, jointly owned by Rank Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan and other areas of the Pacific Rim, Australia and New Zealand. The strong revenue growth in the first quarter reflects excellent growth in the Asia Pacific countries and good growth in Japan.

The underlying growth rates by type of revenue are as follows:

				     1996                1997_
			    Q1   Q2   Q3   Q4   FY        Q1

Total Revenues              4%   6%   5%   8%   6%        5%

Sales                       3    6    7   12    7         5

  Equipment (Excluding OEM) 7    9    6   14   10        10
  Supplies                  1    8   11   11    8         1
  Paper                    (2)  (7) (12)  (7)  (7)       (9)

Service/Rentals/
 Outsourcing/Other          5    4    4    4    4         4

  Service                   1   (2)  (3)  (1)  (1)       (2)
  Rentals                   2    2    1   (4)   -       (11)
  Document Outsourcing *   48   51   51   41   47        41

Finance Income              1    -    4    1    1         2

Memo: Revenues Excluding
       Equipment Sales      3    4    2    3    3         2

* Excludes equipment in outsourcing contracts that are accounted for as sales.

Digital products equipment sales revenue growth continued to be excellent in all geographical areas in the 1997 first quarter. Strong copier equipment sales growth in the United States was largely offset by declines in Europe, reflecting difficult economic environments in several countries, and in Brazil, following an exceptional 1996 fourth quarter.

Revenues from supplies, paper, service, rentals, document outsourcing and other revenues, and income from customer financing represented 70 percent of total revenues in the 1997 first quarter. These revenues are primarily a function of our installed population of equipment, usage and pricing.

Supplies sales: The decline in growth from the 1996 third and fourth quarters is due principally to a reduction in sales of OEM printer cartridges following the buildup of inventory for new products at OEM customers.

Paper sales: Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. The revenue decline from the 1996 first quarter is the result of lower industry-wide prices, which were partially offset by volume increases.

Although combined service, rental and document outsourcing revenues maintained 4 percent growth in the quarter, the excellent growth in document outsourcing continued to divert revenues from service, rentals, finance income and supplies. Service revenues were also impacted by competitive price pressures and rental revenues also declined due to an increase during 1996 of customers opting to purchase rather than rent.

The 1997 first quarter and 1996 fourth quarter growth rates in the total document outsourcing business were comparable with each of the first three quarters of 1996 after adjusting for an increase in equipment placements under outsourcing contracts that were accounted for as equipment sales revenue.

Finance income: Our strategy for financing equipment sales is to charge a spread over our cost of borrowing and to lock in that spread by match funding the finance receivables with borrowings of similar maturities. Continuing strong growth in the financing of equipment sales in Latin America has been offset by lower average interest rates in North America and Europe.

Gross Profit and Expenses

Worldwide employment increased by 1,400 in the first quarter to 88,100 as a result of the net hiring of 600 employees in our fast-growing document outsourcing business and, late in the quarter, the acquisition of a majority position in the Xerox distributor in South Africa which added 900 people, partially offset by net reductions of 100 in other areas.



The gross margins by revenue stream were as follows:

				       1996                 1997_
			    Q1    Q2    Q3    Q4    FY       Q1

Total Gross Margin        46.0% 47.9% 46.2% 47.1% 46.9%    46.5%

Sales                     42.9  45.7  43.9  45.4  44.6     43.2
Service/Rent/DocOut       49.0  50.4  48.8  49.3  49.4     49.9
Financing                 49.0  49.5  48.3  51.0  49.5     48.9

The total gross margin improved by 0.5 percentage points in the 1997 first quarter from the 1996 first quarter.

The sales gross margin improved by 0.3 percentage points from the 1996 first quarter principally due to cost reductions, partially offset by pricing pressures and mix. The service, rentals and document outsourcing gross margin improved by 0.9 percentage points from the 1996 first quarter largely due to the benefits from productivity initiatives, partially offset by pricing pressures and mix.

Research and development (R&D) expense increased 3 percent in the 1997 first quarter as we continue to invest in technological development to maintain our premier position in the rapidly changing document processing market. We expect to introduce a stream of new, technologically innovative products in the coming months. Xerox R&D is strategically coordinated with that of Fuji Xerox which invested $537 million in R&D in the 1996 full year, for a combined total of $1.6 billion.

Selling, administrative and general expenses (SAG) increased 3 percent in the 1997 first quarter. SAG was 29.3 percent of revenue in the first quarter, a decrease of 0.4 percentage points from the 1996 first quarter. The decline was due to productivity initiatives and expense controls.

The $3 million decrease in other expenses, net, from the 1996 first quarter was due to reduced interest expense partially offset by increased currency losses from balance sheet translation due to currency devaluations in our Latin American operations. In January 1997, we issued $650 million of mandatorily redeemable preferred stock through a trust and paid down debt, which resulted in reduced interest expense. The after tax impact of the dividend on these securities is included in the income statement in the line item: minorities' interests in earnings of subsidiaries.



Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in Earnings of Subsidiaries

Income before income taxes increased 11 percent to $428 million in the 1997 first quarter from $384 million in the 1996 first quarter.

The effective tax rate was 35.1 percent in the 1997 first quarter compared with 36.3 percent in the 1996 first quarter. We expect this rate to be maintained during 1997.

Equity in net income of unconsolidated affiliates is principally the Rank Xerox share of Fuji Xerox income. In the first quarter, income increased modestly as the underlying growth in Fuji Xerox income was largely offset by the adverse impact of currency translation.

Minorities' interests in earnings of subsidiaries is principally The Rank Group Plc share of Rank Xerox profits. The increase in minorities' interests in the first quarter was primarily due to the dividend on the mandatorily redeemable preferred stock we issued in January, as noted above, partially offset by Rank Group's share of lower Rank Xerox profits.

In February 1996, the Board of Directors authorized the repurchase of up to $1 billion of Xerox common stock. By March
31, the Company had repurchased 8.2 million shares for $406 million, including approximately $100 million in the first quarter.

Effective 1997, Fuji Xerox changed its reporting period from a fiscal year ending October 20 to a fiscal year ending December
20. The results of operations during the period between the end of the 1996 fiscal year and the beginning of the new fiscal year (the stub period) amounted to a gain of $8 million. The gain was credited to retained earnings.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings per Share." Commencing with our fourth quarter reporting, SFAS No. 128 will require us to present `basic' and `diluted' earnings per share (EPS) on the face of the income statement. The computation of `basic' EPS replaces primary EPS. If we had implemented SFAS No. 128 during the first quarter, we would have reported basic EPS of $0.79 and diluted EPS of $0.75 in lieu of primary EPS of $0.78 and fully diluted EPS of $0.75.


		      Discontinued Operations

The net investment in the discontinued financial services businesses which includes Insurance, Other Financial Services and Third-Party Financing and Real-Estate totaled $2,228 million at March 31, 1997 compared with $2,124 million at December 31, 1996. The increase primarily includes scheduled funding of reinsurance coverage to the Talegen Holdings, Inc. (Talegen) companies and The Resolution Group, Inc. (TRG) by Ridge Reinsurance Limited (Ridge Re) and interest for the period on the assigned debt. A discussion of the discontinued businesses follows.

Insurance

In 1995, we recorded a $1,546 million after-tax charge in connection with agreements to sell all of our "Remaining" insurance companies, which includes Coregis Group, Inc.
(Coregis), Crum & Forster Holdings, Inc., Industrial Indemnity
Holdings, Inc., Westchester Specialty Group, Inc., TRG and three insurance-related service companies.

On September 11, 1996, those transactions were terminated. No additional charges are considered necessary as a result of the termination. In September 1996, the Board of Directors of Xerox formally approved a plan of disposal under which we have retained investment bankers to assist us in the simultaneous disposition of each of the Remaining insurance and service companies.

During the disposal process, we will continue to be subject to all business risks and rewards of the insurance businesses. Although we believe that the disposal of the Remaining insurance companies will be substantially completed on or before the end of 1997, and that the proceeds received from such disposals will be consistent with our net carrying value of these businesses, until such Remaining insurance companies are actually sold, no assurances can be given as to the ultimate impact the Remaining insurance companies will have on our total results from operations.

Our objective is to continue to maximize value from our Insurance investments. The ultimate value will depend on the success of operational improvements, timing, level of interest rates, and relative value of insurance properties.

In January 1997, we announced an agreement to sell Coregis to a subsidiary of GE Capital Corporation for $375 million in cash and the assumption of $75 million in debt. The selling price is in excess of book value and is consistent with the estimated value for the unit when we discontinued the insurance operations in 1995. As per the sales agreement, the 1997 earnings of Coregis will accrue to the buyer. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter.

Also in January 1997, in an unrelated transaction, Andersen Consulting LLP agreed to acquire certain assets of Apprise Corp. (Apprise), one of Talegen's insurance-related service companies. The financial terms of this transaction, which closed in the first quarter, were not material.


Insurance Operating Results

Operating results for the discontinued Insurance segment (the
Remaining insurance companies, Ridge Re and Xerox Financial
Services, Inc. holding company expenses, primarily assigned interest) for the first quarter follow:

				      First Quarter
(In millions)                        1997        1996

Total Insurance Revenue            $  428      $  421

Insurance Pre-Tax Income (Loss)
Underwriting                       $  (71)     $  (61)
Investment income                      96          91
Net realized capital gains              -           2
Interest expense                      (49)        (54)
Other                                   3          (6)
  Insurance Pre-Tax Income (Loss)  $  (21)     $  (28)

After-Tax Income (Loss)
Insurance                          $   (9)     $  (16)
Disposed companies                     (7)          6
  Total After-Tax Income (Loss)*   $  (16)     $  (10)

* The total Insurance after-tax loss was charged to reserves established for this purpose and, therefore, does not impact our earnings.

The preceding table's revenue and pre-tax loss excludes the results of Coregis and Apprise. The 1997 results of Apprise and the 1996 results of Coregis and Apprise are shown on an after-tax basis under the caption "Disposed companies."

Revenues from Insurance totaled $428 million in the first quarter of 1997 compared with $421 million in the first quarter of 1996, reflecting a slight improvement in both earned premiums and investment income.

The improvement in the 1997 first quarter Insurance pre-tax loss compared with 1996 primarily reflects an improvement in investment income, lower interest expense due to reduced debt levels, partially offset by a decrease in underwriting results due to an increase in Ridge Re's reported reserves.

The investment in Insurance at March 31, 1997 totaled $1,935 million compared with a balance of $1,846 million at December 31, 1996. The increase primarily includes contractual payments to Ridge Re for annual premium installments and associated finance charges and interest on the assigned insurance debt that will continue until the closing of the sales of the Remaining insurance companies.

Property and Casualty Operating Trends

The industry's profitability can be significantly affected by cyclical competitive conditions, judicial decisions affecting insurers' liabilities, and by volatile and unpredictable developments, including changes in the propensity of courts to grant large awards, fluctuations in interest rates and other changes in the investment environment (which affect market prices of insurance companies' investments, the income from those investments and inflationary pressures that may tend to affect the size of losses). The Remaining insurance companies' operating results have historically been influenced by these industry trends, as well as by their exposure to uncollectible reinsurance, which had been greater than most other insurers.

Other Financial Services

The net investment in Other Financial Services (OFS) at March 31, 1997 was $120 million compared with $101 million at December 31, 1996. The increase in the investment primarily reflects the effect of a transfer from Insurance which had no effect on the total net investment in the discontinued financial services businesses.

On June 1, 1995, Xerox Financial Services, Inc. (XFSI) completed the sale of Xerox Financial Services Life Insurance Company and related companies (Xerox Life). In connection with the transaction, OakRe Life Insurance Company (OakRe), a wholly-owned XFSI subsidiary, has assumed responsibility, via Coinsurance Agreements, for existing Single Premium Deferred Annuity (SPDA) policies issued by Xerox Life. The Coinsurance Agreements include a provision for the assumption (at their election) by the purchaser's companies, of all of the SPDA policies at the end of their current rate reset periods. A Novation Agreement with an affiliate of the new owner provides for the assumption of the liability under the Coinsurance Agreements for any SPDA policies not so assumed. Other policies (of Immediate, Whole Life, and Variable annuities as well as a minor amount of SPDAs) were sold and are now the responsibility of the purchaser's companies.

As a result of the Coinsurance Agreements, at March 31, 1997, OakRe retained approximately $2.0 billion of investment portfolio assets (transferred from Xerox Life) and liabilities related to the reinsured SPDA policies. Interest rates on these policies are fixed and were established upon issuance of the respective policies. Substantially all of these policies will reach their rate reset periods through the year 2000 and will be assumed under the Agreements as described above. Xerox Life's portfolio was designed to recognize that policy renewals extended liability "maturities", thereby permitting investments with average duration somewhat beyond the rate reset periods. OakRe's practice is to selectively improve this match over time as market conditions allow.

In connection with the aforementioned sale, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at March 31, 1997. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.

Third-Party Financing and Real-Estate

Third-Party Financing and Real-Estate assets at March 31, 1997 totaled $411 million, a $39 million reduction from the December 31, 1996 level due primarily to the continued run-off of third-party assets. The run-off proceeds were used to reduce assigned debt to $188 million at March 31, 1997, a $35 million decrease from the year-end 1996 level.


Capital Resources and Liquidity

Total debt, including ESOP and discontinued operations debt not shown separately in our consolidated balance sheets, was $12,293 million at March 31, 1997 or $155 million less than at December 31, 1996. The changes in consolidated indebtedness since year-end and versus the first three months of 1996 are summarized as follows:

(In millions)                                 1997        1996
Total Debt as of January 1                 $12,448     $11,794
Non-Financing Businesses:
Document Processing operations                 635               773
Discontinued Businesses                        126          73
Total Non-Financing                            761         846
Financing Businesses                          (353)       (146)
Total Operations                               408         700
Shareholder dividends                             119         110
Mandatorily redeemable preferred stock        (637)         -
Equity redemption and other changes            (45)        (75)
Total Debt as of March 31                  $12,293     $12,529




The following table summarizes the changes in total equity during the first three months of 1997 and 1996:

(In millions)                                1997         1996
Total equity as of January 1               $5,931       $5,396
Income from Continuing Operations             270          237
Shareholder dividends paid                   (119)        (110)
Exercise of stock options                      66           27
Repurchase of common and preferred stock     (100)         (91)
Net proceeds from issuance of mandatorily
 redeemable preferred stock                                637              -
All other, net                               (200)         (76)
Balance as of March 31                     $6,485       $5,383


Non-Financing Operations

Operational cash flows are highly seasonal. Due primarily to profit sharing payments and inventory build up, our operations tend to use cash in the first quarter and generate cash later in the year.

The following table summarizes Document Processing non-financing operations cash generation and borrowing for the three months ended March 31, 1997 and 1996:

				     Cash Generated/(Borrowed)
				   Three Months Ended March 31,
(In millions)                       1997                  1996
Document Processing
Non-Financing:
Income                                $219                 $185
Depreciation and amortization        159                  150
Capital expenditures                 (84)                (148)
Assets sold                           15                   31
Working capital/other               (9          44)                (991)
Total                              $(635)              $ (773)

Three-month cash usage of $635 million was $138 million less than in the first three months of 1996 due primarily to higher net income, lower capital spending due to an unusually high level of facilities infrastructure investments in the first quarter of 1996, and improved inventory and receivables performance.

Financing Businesses

Financing businesses debt was reduced by $353 million and $146 million during the first three months of 1997 and 1996, respectively. This larger decline in 1997 reflects currency translation effects related to the strength of the U.S. dollar compared with the major European currencies.


Hedging Instruments

We have entered into certain financial instruments to manage interest rate and foreign currency exposures. These instruments are held solely for hedging purposes and include interest rate swap agreements, forward exchange contracts and foreign currency swap agreements. We do not enter into derivative instrument transactions for trading purposes and employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives.

Currency derivatives are primarily arranged in conjunction with underlying transactions that give rise to foreign currency-denominated payables and receivables; for example, an option to buy foreign currency to settle the importation of goods from suppliers, or a forward exchange contract to fix the U.S. dollar value of a foreign currency-denominated loan. In addition, when cost-effective, currency derivatives may be used to hedge balance sheet exposures.

Revenues denominated in currencies where the local currency is the functional currency are not hedged.

With regard to interest rate hedging, virtually all customer financing assets earn fixed rates of interest and, therefore, we "lock in" an interest rate spread by arranging fixed-rate liabilities with similar maturities as the underlying assets. Additionally, customer financing assets in one currency are consistently funded with liabilities in the same currency. We refer to the effect of these conservative practices as "match funding" customer financing assets. This practice effectively eliminates the risk of a major decline in interest margins resulting from adverse changes in the interest rate environment. Conversely, this practice effectively eliminates the opportunity to materially increase margins when interest rates are declining.

More specifically, pay fixed-rate and receive variable-rate swaps are typically used in place of more expensive fixed-rate debt. Pay variable-rate and receive variable-rate swaps are used to transform variable-rate medium-term debt into commercial paper or LIBOR obligations. Additionally, pay variable-rate and receive fixed-rate swaps are used from time to time to transform longer-term fixed-rate debt into commercial paper or LIBOR obligations. The transactions performed within each of these three categories enable more cost-effective management of interest rate exposures. The potential risk attendant to this strategy is the non-performance of a swap counterparty. We address this risk by arranging swaps exclusively with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings, and determining the replacement cost, if any, of existing transactions.

Our currency and interest rate hedging is typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information set forth under Note 8 contained in the "Notes to Consolidated Financial Statements" on pages 9-10 of this Quarterly Report, on Form 10-Q, is incorporated by reference in answer to this item.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 3(a)(1) Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on October 29, 1996. Incorporated by reference to
     Exhibit 3(a)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

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

     Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 Financial Data Schedule (in electronic form only).


(b)  Current reports on Form 8-K dated January 22, 1997 and April
7, 1997 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.



			   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					 XEROX CORPORATION
					   (Registrant)




				   _____________________________
Date: May 12, 1997                     By  Philip D. Fishbach
				   Vice President and Controller
				  (Principal Accounting Officer)