Form 10-K/A
period 1996-12-31
XEROX CORP
filed 1997-06-13
CIK 108772

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A
                              (Amendment No. 1)

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934

For the fiscal year ended December 31, 1996

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

                       Commission file number:  1-4471

                              XEROX CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)
New York                                                           16-0468020
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

800 Long Ridge Road, Stamford, Connecticut                              06904
(Address of Principal Executive Offices)                           (Zip Code)

                                (203) 968-3000
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
Title of Each Class                                    on Which Registered
-------------------                                    ---------------------

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of May 30, 1997 was: $21,969,340,806

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                              Outstanding at May 31, 1997
-----                                              ---------------------------

Common Stock, $1 Par Value                         324,270,713 Shares

                      Documents Incorporated By Reference
                      -----------------------------------

Portions of the following documents are incorporated herein by reference:

                                                       Part of 10-K in
Document                                               Which Incorporated
--------                                               ------------------

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

Market Information, Holders and Dividends
-----------------------------------------

The information set forth under the following captions on the indicated pages of the Company's 1996 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item:

          Caption                                        Page No.
          -------                                        --------

          Stock Listed and Traded                        71
          Dividends and Stock Prices                     71
          Eleven Years in Review - Common Shareholders
             of Record at Year-End                       70 and 71

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended December 31, 1996, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended ("Act"):

(a) Securities Sold: On October 1, 1966 Registrant issued 2,046 shares of Common Stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: A. A. Johnson, B. R. Inman, V. E. Jordan, Jr., Y. Kobayashi, H. Kopper, R. S. Larsen, J. D. Macomber, G. J. Mitchell, N.
J. Nicholas, Jr., J. E. Pepper, M. R. Seger and T. C. Theobald.

(c) The shares were issued at a deemed purchase price of $53.625 per share (aggregate price $109,716.75), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's Restricted Stock Plan For Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                            XEROX CORPORATION

                            BY:     /s/ MARTIN S. WAGNER
                                 --------------------------
                                      Martin S. Wagner
                                    Assistant Secretary

Dated: June 13, 1997