Form 10-Q/A
period 1997-03-31
XEROX CORP
filed 1997-06-13
CIK 108772

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q/A
                              (Amendment No. 1)

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934

     For the quarterly period ended March 31, 1997

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes (X)   No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                       Outstanding at May 31, 1997
-------------------                              ---------------------------

Common Stock                                     324,270,713


                                    PART II

ITEM 2. CHANGES IN SECURITIES.

During the quarter ended March 31, 1997, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended ("Act"):

(a) Securities Sold: On January 1, 1997 Registrant issued 2,079 shares of Common Stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: A. A. Johnson, B. R. Inman, V. E. Jordan, Jr., Y. Kobayashi, H. Kopper, R. S. Larsen, J. D. Macomber, G. J. Mitchell, N.
J. Nicholas, Jr., J. E. Pepper, M. R. Seger and T. C. Theobald.

(c) The shares were issued at a deemed purchase price of $52.625 per share (aggregate price $109,407), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's Restricted Stock Plan For Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                            XEROX CORPORATION
                               (Registrant)

                            BY:     /s/ MARTIN S. WAGNER
                                 --------------------------
                                      Martin S. Wagner
                                    Assistant Secretary

Dated: June 13, 1997