Form 10-K/A
period 1996-12-31
XEROX CORP
filed 1997-06-19
CIK 108772

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A
                              (Amendment No. 2)

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
          Eleven Years in Review - Common Shareholders
             of Record at Year-End                       70 and 71

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended December 31, 1996, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended ("Act"):

(a) Securities Sold: On October 1, 1996 Registrant issued 2,046 shares of Common Stock, par value $1 per share.

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

Dated: June 19, 1997