Form 10-Q
period 1997-06-30
XEROX CORP
filed 1997-08-07
CIK 108772

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended: June 30, 1997

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

    Class                         Outstanding at July 31,1997

Common Stock                           325,137,709 shares

	      This document consists of 31 pages.



















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


			   Xerox Corporation
			       Form 10-Q
			     June 30, 1997

Table of Contents
							     Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         5

      Consolidated Balance Sheets                               6

      Consolidated Statements of Cash Flows                     7

      Notes to Consolidated Financial Statements                8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      13

      Discontinued Operations                                  19

      Capital Resources and Liquidity                          23

      Hedging Instruments                                      25

Part II - Other Information

   Item 1. Legal Proceedings                                   26

   Item 2. Changes in Securities                               26

   Item 4. Submission of Matters to a Vote of Security Holders 26

   Item 6. Exhibits and Reports on Form 8-K                    27

Signatures                                                     29

Exhibit Index

   Computation of Net Income per Common Share                  30

   Computation of Ratio of Earnings to Fixed Charges           31

   Letter Agreement dated June 4, 1997 between Registrant and
   G. Richard Thoman, President and Chief Operating Officer of
   Registrant                     (filed in electronic form only)

Financial Data Schedule           (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-wide Web site at www.xerox.com and select
"Investor Information."


PART I - FINANCIAL INFORMATION

Item I                           Xerox Corporation
			  Consolidated Statements of Income

					Three months ended  Six months ended
					       June 30,           June 30,
(In millions, except per-share data)        1997     1996      1997    1996

Revenues
  Sales                                  $ 2,286  $ 2,192   $ 4,265  $ 4,102
  Service and rentals                      1,817    1,778     3,607    3,540
  Finance income                             253      247       506      503
  Total Revenues                           4,356    4,217     8,378    8,145


Costs and Expenses
  Cost of sales                            1,230    1,191     2,354    2,282
  Cost of service and rentals                913      882     1,811    1,781
  Equipment financing interest               129      125       258      255
  Research and development expenses          281      264       543      518
  Selling, administrative and general
    expenses                               1,288    1,269     2,468    2,435
  Other, net                                  18       27        19       31
  Total Costs and Expenses                 3,859    3,758     7,453    7,302


Income before Income Taxes, Equity Income
   and Minorities' Interests                 497      459       925      843

  Income taxes                               175      164       325      303
  Equity in net income of unconsolidated
    affiliates                                46       42        68       62
  Minorities' interests in earnings of
    subsidiaries                              31       44        61       72

Income from Continuing Operations            337      293       607      530

Discontinued Operations                        -        -         -        -

Net Income                                $  337  $   293    $  607  $   530

Primary Earnings per Share
  Continuing Operations                   $ 1.00  $  0.85    $ 1.78  $  1.53
  Discontinued Operations                      -        -         -        -
Primary Earnings per Share                $ 1.00  $  0.85    $ 1.78  $  1.53

Fully Diluted Earnings per Share
  Continuing Operations                   $ 0.94  $  0.81    $ 1.69  $  1.46
  Discontinued Operations                      -        -         -        -
Fully Diluted Earnings per Share          $ 0.94  $  0.81    $ 1.69  $  1.46

See accompanying notes.


				 Xerox Corporation
			    Consolidated Balance Sheets

					      June 30,      December 31,
(In millions, except share data in thousands)    1997             1996
Assets

Cash                                         $    118          $   104
Accounts receivable, net                        2,135            2,022
Finance receivables, net                        4,232            4,386
Inventories                                     3,046            2,676
Deferred taxes and other current assets         1,014              964

  Total Current Assets                         10,545           10,152

Finance receivables due after one year, net     6,973            6,986
Land, buildings and equipment, net              2,264            2,256
Investments in affiliates, at equity            1,474            1,282
Goodwill                                        1,368              623
Other assets                                    1,232            1,121
Investment in discontinued operations           3,977            4,398

Total Assets                                 $ 27,833         $ 26,818


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  3,412        $   3,536
Accounts payable                                  525              577
Accrued compensation and benefit costs            605              761
Unearned income                                   210              208
Other current liabilities                       2,202            2,122

  Total Current Liabilities                     6,954            7,204

Long-term debt                                  9,797            8,424
Postretirement medical benefits                 1,074            1,050
Deferred taxes and other liabilities            2,344            2,429
Discontinued operations liabilities -
  policyholders' deposits and other             2,090            2,274
Deferred ESOP benefits                           (494)            (494)
Minorities' interests in equity of subsidiaries   121              843
Company obligated, mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely subordinated debentures
  of the Company                                  637                -
Preferred stock                                   713              721
Common shareholders' equity                     4,597            4,367

Total Liabilities and Equity                 $ 27,833        $  26,818

Shares of common stock issued                      325,902           325,902
Shares of common stock outstanding                 324,777           323,681

See accompanying notes.





				 Xerox Corporation
		       Consolidated Statements of Cash Flows

Six months ended June 30  (in millions)                1997         1996

Cash Flows from Operating Activities
Income from Continuing Operations                     $ 607       $  530
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                         334          357
  Provisions for doubtful accounts                      114           88
  Provision for postretirement medical
    benefits, net of payments                            20           23
  Minorities' interests in earnings of subsidiaries      61           72
  Undistributed equity in income of affiliated companies(65)         (62)
  Increase in inventories                              (568)        (543)
  Increase in finance receivables                      (247)        (187)
  Increase in accounts receivable                      (148)        (282)
  Decrease in accounts payable and accrued
    compensation and benefit costs                     (204)        (177)
  Net change in current and deferred income taxes        71          124
  Other, net                                           (184)        (444)
Total                                                  (209)        (501)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment   (193)        (241)
  Proceeds from sales of land, buildings and equipment   19           30
  Purchase of additional interest in Rank Xerox        (812)           -
  Net change in payables to Discontinued Operations     (26)           -
Total                                                (1,012)        (211)

Cash Flows from Financing Activities
  Net change in debt                                    617        1,079
  Dividends on common and preferred stock              (237)        (220)
  Proceeds from sale of common stock                    108           66
  Repurchase of common and preferred stock             (116)        (207)
  Dividends to minority shareholders                     (3)          (1)
  Net proceeds from issuance of mandatorily
    redeemable preferred stock                          637            -
Total                                                 1,006          717
Effect of Exchange Rate Changes on Cash                  (8)          (2)

Cash Provided (Used) by Continuing Operations          (223)           3

Cash Provided (Used) by Discontinued Operations         237         (121)
Increase (Decrease) in Cash                              14         (118)

Cash at Beginning of Period                             104          136

Cash at End of Period                                 $ 118       $   18

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


2.  Inventories consist of (in millions):

					 June 30,     December 31,
					     1997             1996

Finished products                       $   1,779         $  1,570
Work in process                               110               80
Raw materials and supplies                    419              322
Equipment on operating leases, net            738              704
    Total                               $   3,046         $  2,676


3. In June, 1997, we acquired the remaining 20 percent of Rank Xerox Limited (Rank Xerox) from The Rank Group Plc (Rank) in a transaction valued at 940 million pounds sterling, or approximately $1.5 billion. As a result of this transaction, we now own 100 percent of Rank Xerox. The transaction was funded entirely by debt consisting of 500 million pounds sterling of third party debt and 440 million pounds sterling of notes payable issued to Rank, which will be paid in deferred installments, half within one year and the other half at the end of two years. An additional payment of up to 60 million pounds sterling would be made in 2000 based upon achievement of certain Rank Xerox earnings growth targets by 1999. The purchase price was allocated such that goodwill increased by $737 million, minority interest in equity of subsidiaries was reduced by approximately $720 million, with the balance of $70 million applied to other assets and liabilities, primarily investment in affiliates, at equity.


4. In January 1997, a trust sponsored and wholly owned by the Company issued 650,000 shares of 8% Capital Securities (the Preferred Securities) with an aggregate liquidation amount of $650 million to the public for net proceeds, after discount and fees, of $637 million. The trust also issued 20,103 shares of common securities to the Company. The proceeds from these offerings were invested by the trust in $650 million aggregate principal amount of the Company's newly-issued 8% Junior Subordinated Debentures due 2027 (the Debentures). The Debentures represent all of the assets of the trust. The proceeds from the issuance of the Debentures were used by the Company for general corporate purposes. The Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

The Preferred Securities accrue and pay cash distributions semi-annually at a rate of 8% per annum of the stated liquidation amount of $1,000 per Preferred Security. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Debentures and in the indenture pursuant to which the Debentures were issued and the Company's obligations under the Amended and Restated Declaration of Trust governing the trust, provides a full and unconditional guarantee of amounts due on the Preferred Securities.

The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on February 1, 2027, or earlier to the extent of any redemption by the Company of any Debentures. The redemption price on February 1, 2027 will be $1,000 per share plus accrued and unpaid distributions to the date fixed for redemption.



5.  Common shareholders' equity consists of (in millions):

					  June 30,     December 31,
					     1997             1996

Common stock                             $    327         $    327
Additional paid-in-capital                  1,349            1,353
Retained earnings                           3,459            3,090
Net unrealized gain (loss) on
  investment securities                         5               (1)
Translation adjustments                      (424)            (241)
Treasury stock                               (119)            (161)
    Total                                $  4,597         $  4,367

6. Interest expense totaled $288 million and $295 million for the six months ended June 30, 1997 and 1996, respectively.


7. In 1996, the Board of Directors authorized the Company to repurchase up to $1 billion of Xerox common stock. The stock would be purchased from time to time on the open market depending on market conditions. Through June 30, 1997, 8.5 million shares had been repurchased for $422 million, some of which had been reissued to satisfy the exercise of stock options. In the second quarter of 1997, the repurchase program was suspended in connection with the acquisition of the remaining interest in Rank Xerox, as described above.


8. Summarized operating results of Insurance follow (in millions):

					Three months ended   Six months ended
					      June 30,            June 30,
					   1997     1996       1997     1996

Revenues
Insurance premiums earned                $  381   $  436     $  805   $  854
Investment and other income                 112      107        223      213
     Total Revenues                         493      543      1,028    1,067
Costs and Expenses
Insurance losses and loss expenses          556      362        921      705
Insurance acquisition costs and
  other operating expenses                  129      141        277      283
Interest expense                             49       48         98      102
Administrative and general expenses         (39)       3        (28)       9
     Total Costs and Expenses               695      554      1,268    1,099
Realized Capital Gains                        1        -          7        2
Gain on Sale of Subsidiary                   63        -         63        -
Income (Loss) Before Income Taxes          (138)     (11)      (170)     (30)
Income Tax Benefits                          49        5         65       14
Income (Loss) From Insurance *           $  (89)  $   (6)    $ (105)  $  (16)

* The total Insurance after-tax losses were charged to reserves established for this purpose and, therefore, did not impact our earnings.


The net assets at June 30, 1997 and December 31, 1996 of the
Insurance businesses included in our consolidated balance sheets as discontinued operations are as follows (in millions):

						    June 30,     December 31,
							1997             1996
Insurance Assets
Investments                                          $ 6,888          $ 7,889
Reinsurance recoverable                                2,111            2,458
Premiums and other receivables                         1,003            1,082
Deferred taxes and other assets                          987            1,201
     Total Insurance Assets                          $10,989          $12,630

Insurance Liabilities
Unpaid losses and loss expenses                      $ 7,538          $ 8,572
Unearned income                                          609              812
Notes payable                                            265              215
Other liabilities                                        979            1,185
     Total Insurance Liabilities                     $ 9,391          $10,784
Investment in Insurance, net                         $ 1,598          $ 1,846


9.  Litigation

Continuing Operations

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Plaintiffs claim damages predominately resulting from the Company's alleged refusal to sell parts for high volume copiers and printers to plaintiffs prior to 1994. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as the plaintiffs in the Kansas action, were not included in that class action. In their complaint plaintiffs allege monetary damages in the form of lost profits in excess of $10 million (to be trebled) and injunctive relief. In a report prepared, pursuant to Rule 26(a)2)B)of the Federal Rules of Civil Procedure, an accountant retained by plaintiffs as an expert has indicated that he plans to testify at trial that, allegedly as a result of Xerox' conduct, plaintiffs have lost profits of approximately $75 million. The Company has asserted counterclaims against the plaintiffs alleging patent and copyright infringement, misappropriation of Xerox trade secrets and conversion. On December 11, 1995, the District Court issued a preliminary injunction against the parent company for copyright infringement. On April 8, 1997, the District Court granted partial summary judgment in favor of the Company on plaintiffs' antitrust claims, ruling that the Company's unilateral refusal to sell or license its patented parts cannot give rise to antitrust liability. The Court's ruling did not preclude a finding of antitrust liability based upon other allegations of exclusionary conduct, including the refusal to sell unpatented parts. The District Court also granted summary judgment in favor of the Company on its patent infringement claim, leaving open with respect to patent infringement only the issues of willfulness and the amount of damages, and granted partial summary judgment in favor of the Company with respect to some of its claims of copyright infringement. On July 17, 1997 the District Court, pursuant to 28 U.S.C. Section 1292(b), certified its April 8, 1997 Order for interlocutory appeal to the United States Court of Appeals for the Federal Circuit and stayed trial of the matter pending remand.

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


Item II                  Xerox Corporation
	     Management's Discussion and Analysis of
	   Results of Operations and Financial Condition

 Document Processing

Summary

Income from continuing operations increased 15 percent from $293 million in the 1996 second quarter to $337 million in the 1997 second quarter, including $13 million as a result of the acquisition of the Rank Group's remaining interest in Rank Xerox in June.

Revenues of $4.4 billion in the quarter represented 6 percent growth on a pre-currency basis. After the adverse effect of currency, revenue growth was 3 percent. The pre-currency revenue growth was driven by strong growth in equipment sales (excluding OEM sales) and continued excellent growth in document outsourcing.

Fully diluted earnings per share increased 16 percent to $0.94 in the second quarter including $0.04 as a result of the Rank Xerox transaction.

Underlying Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as "underlying growth."

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency, primarily in Europe. When compared with most of the major European currencies, the U.S. dollar was approximately 11 percent stronger in the 1997 second quarter than in the 1996 second quarter; only the pound sterling was stronger. As a result, foreign currency translation had an unfavorable impact of approximately 2 percentage points on total revenues in the 1997 second quarter.

Revenues denominated in currencies where the local currency is the functional currency are not hedged for purposes of translation into U.S. dollars.


Revenues

For the major product categories, the underlying revenue growth rates are as follows:

				   1996                    1997
			  Q1   Q2   Q3   Q4   FY        Q1   Q2

Total Revenues            4%   6%   5%   8%   6%        5%   6%

Digital Products         19   21   23   26   23        18   24
Light Lens Copiers        -    -   (4)   -   (1)       (2)  (3)

Digital product revenues were 34 percent of total revenues in the 1997 second quarter compared with 29 percent in the 1996 second quarter. Growth of 24 percent in the second quarter follows 18 percent growth in the first quarter. Color copying and printing grew 62 percent with continued excellent growth from the DocuColor 40, the company's 40 page-per-minute color document production system. Computer printing grew 15 percent and production publishing grew 9 percent despite some slowdown due to customer anticipation of the new 180 page-per-minute DocuTech Production Publisher, introduced in May and widely available beginning in July.

Black-and-white light lens copier revenues were 52 percent of total revenues in the 1997 second quarter compared with 57 percent in the 1996 second quarter. Revenues declined 3 percent in the second quarter reflecting increased competitive pricing pressures and the impact of customers transitioning to Xerox digital technology, including the new black-and-white digital copiers introduced in April and production publishing products.

Geographically, the underlying revenue growth rates are as follows:

				  1996                  1997   _
			  Q1   Q2   Q3   Q4   FY      Q1   Q2

Total Revenues             4%   6%   5%   8%   6%     5%   6%

United States              5    6    5    9    6      6    3
Rank Xerox                (2)   2    2    2    1      3    6
Other Areas               11   10    6   14   10      3   11

Memo:  Fuji Xerox         13   15   11   11   12     11    4

Revenues from the U.S. sales and service operations grew 5 percent in the second quarter. However, total U.S. revenue growth was 3 percent primarily due to lower shipments to Fuji Xerox in the 1997 second quarter compared with a year ago.

Rank Xerox Limited and related companies manufacture and market Xerox products principally in Europe. Overall, the European economies remain soft. However, the U.K., Germany, and Holland had good revenue growth in the second quarter. France, Italy, and Spain had modest growth. Consolidation of the South African operations in 1997 accounted for one percentage point of the Rank Xerox growth in the 1997 second quarter.

Other Areas include operations principally in Latin America, Canada and China. Brazil had strong revenue growth in the 1997 second quarter reflecting excellent growth in equipment sales and document outsourcing. Revenue growth was also excellent in Mexico, but the smaller Latin American countries such as Chile, Venezuela and Colombia continue to be impacted by difficult economic conditions. Revenue growth in Canada and China was good in the second quarter.

Fuji Xerox Co., Ltd., an unconsolidated entity, jointly owned by Rank Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan and other areas of the Pacific Rim, Australia and New Zealand. The modest revenue growth in the 1997 second quarter following strong revenue growth in the previous quarters is primarily the result of calendarization due to the 1997 change in the Fuji Xerox fiscal year from October 20 to December 20. The 1997 second quarter reflects modest growth in Japan and excellent growth in the Asia Pacific countries.

The underlying growth rates by type of revenue are as follows:

				     1996                    1997
			    Q1   Q2   Q3   Q4   FY        Q1   Q2

Total Revenues              4%   6%   5%   8%   6%        5%   6%

Sales                       3    6    7   12    7         5    6

  Equipment (Excluding OEM) 7    9    6   14   10        10   11
  Supplies                  1    8   11   11    8         1    2
  Paper                    (2)  (7) (12)  (7)  (7)       (9)  (1)

Service/Rentals/
 Outsourcing/Other          5    4    4    4    4         4    5
  Service                   1   (2)  (3)  (1)  (1)       (2)   1
  Rentals                   2    2    1   (4)   -       (11)  (8)
  Document Outsourcing *   48   51   51   41   47        41   36

Finance Income              1    -    4    1    1         2    5

Memo: Revenues Excluding
       Equipment Sales      3    4    2    3    3         2    3

*Excludes equipment in outsourcing contracts that are accounted for as sales.

Equipment sales in the 1997 second quarter grew 11 percent reflecting excellent growth in digital products partially offset by declines in black-and-white light lens copiers.

Supplies sales: The decline in growth in the 1997 first and second quarters from the 1996 third and fourth quarters is due principally to a reduction in sales of OEM printer cartridges following the buildup of inventory for new products at OEM customers.

Paper sales: Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. The modest revenue decline in the 1997 second quarter from the 1996 second quarter is the result of lower industry-wide price declines which were offset by volume increases.

Combined service, rental and document outsourcing and other revenue growth improved to 5 percent in the 1997 second quarter. The 36 percent growth in document outsourcing (excluding equipment in outsourcing contracts accounted for as sales) continued to divert revenues from service, rentals, finance income and supplies. Service revenues grew 1 percent as the impact of higher machine populations resulting from recent higher equipment sales was partially offset by competitive price pressures. Rental revenues continued to decline due to continuing customer preference for purchase, primarily in Latin America, or document outsourcing rather than rental.

Document Outsourcing revenues are included in Equipment Sales as well as in Service/Rental/Document Outsourcing/Other. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included as Equipment Sales on
the Income Statement.   All other document outsourcing revenue
which includes service, equipment not treated as sales, supplies, paper, and labor, are included in the Service/Rentals/Outsourcing/Other line item. When equipment in document outsourcing contracts recognized as equipment sales is included, total document outsourcing business revenue growth accelerated in the 1997 first and second quarters from earlier quarters.

Finance income: Our strategy for financing equipment sales in the industrialized economies is to charge a spread over our cost of borrowing and to lock in that spread by match funding the finance receivables with borrowings of similar maturities. Continuing strong growth in the financing of equipment sales in Latin America has been partially offset by lower average interest rates in North America and Europe.



Gross Profit and Expenses

The gross margins by revenue stream were as follows:

				 1996                       1997
		       Q1    Q2    Q3    Q4    FY       Q1    Q2

Total Gross Margin   46.0% 47.9% 46.2% 47.1% 46.9%    46.5% 47.8%

Sales                42.9  45.7  43.9  45.4  44.6     43.2  46.2
Service/Rent/DocOut  49.0  50.4  48.8  49.3  49.4     49.9  49.7
Financing            49.0  49.5  48.3  51.0  49.5     48.9  49.2

The total gross margin declined by 0.1 percentage point in the 1997 second quarter from the 1996 second quarter.

The sales gross margin improved by 0.5 percentage points from the 1996 second quarter principally due to productivity, partially offset by competitive pricing pressures. The service, rentals and document outsourcing gross margin declined by 0.7 percentage points from an unusually high 1996 second quarter but was in line with the last several quarters.

Research and development (R&D) expense increased 6 percent in the 1997 second quarter as we continue to invest in technological development to maintain our premier position in the rapidly changing document processing market. Xerox R&D is strategically coordinated with that of Fuji Xerox which invested $537 million in R&D in the 1996 full year, for a combined total of $1.6 billion.

Selling, administrative and general expenses (SAG) increased 3 percent in the 1997 second quarter, or only half the revenue increase. SAG was 29.6 percent of revenue in the second quarter, a decrease of 0.5 percentage points from the 1996 second quarter. The decline was due to productivity initiatives and expense controls.

Worldwide employment increased by 900 in the 1997 second quarter to 89,100, largely as a result of the net hiring of 500 employees in the company's fast-growing document outsourcing business.

The $9 million decrease in other expenses, net, from the 1996 second quarter was due to the non-recurrence of several one-time charges in 1996 partially offset by increased currency losses from balance sheet translation due to currency devaluations in our Latin American operations. In January 1997, we issued $650 million of mandatorily redeemable preferred stock through a trust and paid down debt, which resulted in reduced interest expense. The after tax impact of the dividend on these securities is included in the income statement in the line item: minorities' interests in the earnings of subsidiaries.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes increased 8 percent to $497 million in the 1997 second quarter from $459 million in the 1996 second quarter.

The effective tax rate was 35.1 percent in the 1997 second quarter compared with 35.7 percent in the 1996 second quarter.
We expect the second quarter rate to be maintained during the balance of 1997.

Equity in the net income of unconsolidated affiliates is principally the Rank Xerox share of Fuji Xerox income. Although there was a lower 1997 second quarter profit contribution from Fuji Xerox, largely because of unfavorable currency translation and calendarization relating to the 1997 fiscal year change, total equity in net income increased modestly, as a result of increases from a number of smaller investments.

Minorities' interests reduction in the second quarter was primarily due to our acquisition of the remaining interest in Rank Xerox, effective in June, and lower Rank Xerox profits, partially offset by the after tax impact of the dividend on the mandatorily redeemable preferred stock discussed above.

In June 1997, the company completed the acquisition of The Rank
Group's remaining 20 percent financial interest in Rank Xerox
Limited and related companies (Rank Xerox Companies) for 940 million pounds sterling, or approximately $1.5 billion.
The transaction was funded entirely by debt consisting of 500 million pounds sterling of third party debt and 440 million pounds sterling of notes payable issued to The Rank Group. The purchase price was allocated such that goodwill increased by $737 million, minority interest in equity of subsidiaries was reduced by approximately $720 million, with the balance of $70 million applied to other assets and liabilities, primarily investments in affiliates at equity.

This acquisition increased second quarter net income by $13 million and fully diluted earnings per share by $0.04 and we estimate that it will have a positive impact on earnings per share and cash flow going forward.

In February 1996, the board of directors authorized the repurchase of up to $1 billion of Xerox common stock. Through the 1997 second quarter, the company had repurchased 8.5 million shares for $422 million, including $16 million in April. As a result of the Rank Xerox transaction, the repurchase program was suspended during the second quarter as use of the company's financial resources to fund the $1.5 billion acquisition of The Rank Group's remaining interest in Rank Xerox produces greater value for Xerox shareholders.

Effective 1997, Fuji Xerox changed its reporting period from a fiscal year ending October 20 to a fiscal year ending December
20. The results of operations during the period between the end of the 1996 fiscal year and the beginning of the new fiscal year (the stub period) amounted to a gain of $8 million. The gain was credited directly to retained earnings.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Commencing with our fourth quarter reporting, SFAS No. 128 will require us to present basic and diluted earnings per share (EPS) on the face of the income statement. The computation of basic EPS replaces primary EPS.
If we had implemented SFAS No. 128 during the second quarter, we would have reported basic EPS of $1.01 and $1.80 for the quarter and year to date, respectively, and diluted EPS of $0.94 and $1.69 for the quarter and year to date, respectively.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." Commencing in 1998, SFAS No. 130 will require companies to report comprehensive income and SFAS No. 131 will require companies to report segment performance as it is used internally to evaluate segment performance. These statements merely add additional disclosure requirements.


		      Discontinued Operations

The net investment in the discontinued financial services businesses which includes Insurance, Other Financial Services and Third-Party Financing and Real Estate totaled $1,887 million at June 30, 1997 compared with $2,124 million at December 31, 1996. The decrease primarily reflects the sale of Coregis Group, Inc. (Coregis) somewhat offset by scheduled funding of reinsurance coverage to the Talegen Holdings, Inc. (Talegen) companies and The Resolution Group, Inc. (TRG) by Ridge Reinsurance Limited (Ridge Re) and interest for the period on the assigned debt. A discussion of the discontinued businesses follows.

Insurance

In 1995, we recorded a $1,546 million after-tax charge in connection with agreements to sell all of our "Remaining" insurance companies, which included Coregis, Crum & Forster
Holdings, Inc., Industrial Indemnity Holdings, Inc. (II),
Westchester Specialty Group, Inc. (WSG), TRG and three insurance-related service companies.

On September 11, 1996, those transactions were terminated. No additional charges are considered necessary as a result of the termination. In September 1996, the Board of Directors of Xerox formally approved a plan of disposal under which we have retained investment bankers to assist us in the simultaneous disposition of each of the Remaining insurance and service companies.

During the disposal process, we will continue to be subject to all business risks and rewards of these insurance businesses. Although we believe that the disposal of the Remaining insurance companies should be substantially completed by the end of 1997, and that the value received from such disposals will be consistent with our net carrying value of these businesses, until such Remaining insurance companies are actually sold, no assurances can be given as to the ultimate impact the Remaining insurance companies will have on our total results from operations.

Our objective is to continue to maximize value from our Insurance investments. The ultimate value will depend on the success of operational improvements, timing, level of interest rates, and relative value of insurance properties.

On May 30, 1997, Coregis was sold to a subsidiary of GE Capital Corporation for $375 million in cash and the assumption of $75 million of debt. The selling price was in excess of book value and was consistent with the estimated value for the unit when we discontinued the insurance operations in 1995. As per the sales agreement, the 1997 results of Coregis accrued to the buyer.

In an unrelated transaction, Andersen Consulting LLP agreed to acquire certain assets of Apprise Corp. (Apprise), one of Talegen's insurance-related service companies. The financial terms of this transaction, which closed in the first quarter, were not material.

In May, 1997 we announced an agreement to sell II to Fremont Indemnity Company, a unit of Fremont General Corporation for $365 million in cash and the assumption of $79 million of debt. The selling price is in excess of book value and is consistent with the estimated value of the unit when we discontinued the insurance operations in 1995. As per the sales agreement, the 1997 earnings of II will accrue to the buyer. This transaction was completed on August 1, 1997.


Insurance Operating Results

Operating results for the discontinued Insurance segment (the
Remaining insurance companies, Ridge Re and Xerox Financial
Services, Inc. holding company expenses, primarily assigned interest) for the second quarter follow:

			    Second Quarter        Six Months
(In millions)               1997     1996       1997      1996

Total Insurance Revenue   $  340   $  359     $  686    $  707


Insurance Pre-Tax Income
     (Loss):
Underwriting              $ (268)  $  (54)    $ (332)   $ (108)
Investment income             84       74        164       148
Net realized capital gains     1        -          1         2
Interest expense             (49)     (49)       (98)     (103)
Other                         40       (1)        44        (6)
   Insurance Pre-Tax
     Income (Loss)        $ (192)  $  (30)    $ (221)   $  (67)

After-Tax Income
     (Loss):
Insurance                 $ (151)  $  (18)    $ (160)   $  (40)
Disposed companies            62       12         55        24
   Total After-Tax
     Income (Loss)*       $  (89)  $   (6)    $ (105)   $  (16)


* The total Insurance after-tax loss was charged to reserves established for this purpose and, therefore, does not impact our earnings.

The preceding table's revenue and pre-tax loss excludes the results of Coregis, II and Apprise. The 1997 results of Apprise and the 1996 results of Coregis, II and Apprise are shown on an after-tax basis under the caption "Disposed companies."

Revenues from Insurance totaled $340 million in the second quarter of 1997 compared with $359 million in the second quarter of 1996, reflecting a slight reduction of earned premiums somewhat offset by an improvement in investment income.

The increase in the 1997 second quarter Insurance pre-tax loss, compared with 1996, primarily reflects reserve strengthening at WSG offset partially by an improvement in investment income.

The investment in Insurance at June 30, 1997 totaled $1,598 million compared with a balance of $1,846 million at December 31, 1996. The decrease primarily reflects the sale of Coregis, somewhat offset by contractual payments to Ridge Re for annual premium installments and associated finance charges and interest on the assigned insurance debt that will continue until the closing of the sales of the Remaining insurance companies.

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

Other Financial Services

The net investment in Other Financial Services (OFS) at June 30, 1997 was $122 million compared with $101 million at December 31, 1996. The increase in the investment primarily reflects the effect of a transfer from Insurance which had no effect on the total net investment in the discontinued financial services businesses.

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

As a result of the Coinsurance Agreements, at June 30, 1997, OakRe retained approximately $1.9 billion of investment portfolio assets (transferred from Xerox Life) and liabilities related to the reinsured SPDA policies. Interest rates on these policies are fixed and were established upon issuance of the respective policies. Substantially all of these policies will reach their rate reset periods through the year 2000 and will be assumed under the Agreements as described above. Xerox Life's portfolio was designed to recognize that policy renewals extended liability "maturities", thereby permitting investments with average duration somewhat beyond the rate reset periods. OakRe's practice is to selectively improve this match over time as market conditions allow.

In connection with the aforementioned sale, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at June 30, 1997. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.

Third-Party Financing and Real Estate

Third-Party Financing and Real Estate assets at June 30, 1997 totaled $395 million, a $55 million reduction from the December 31, 1996 level due primarily to the continued run-off of third-party assets. The run-off proceeds were used to reduce assigned debt to $178 million at June 30, 1997, a $45 million decrease from the year-end 1996 level.


Capital Resources and Liquidity

Total debt, including ESOP and discontinued operations debt not shown separately in our consolidated balance sheets, was $13,702 million at June 30, 1997 or $1,254 million more than at December 31, 1996. The changes in consolidated indebtedness since year-end and versus the first six months of 1996 are summarized as follows:

(In millions)                                1997       1996
Total Debt as of January 1                $12,448    $11,794
Non-Financing Businesses
Document Processing operations                419        648
Discontinued Businesses                      (151)       109
Total Non-Financing                           268        757
Financing Businesses                         (201)       (14)
Total Operations                               67        743
Shareholder dividends                         237        220
Acquisition of Additional Interest in RX    1,530          -
Mandatorily redeemable preferred stock       (637)         -
Equity redemption and other changes            57          5
Total Debt as of June 30                  $13,702    $12,762


The following table summarizes the changes in total equity during the first six months of 1997 and 1996:

(In millions)                                1997         1996
Total equity as of January 1               $5,931       $5,396
Income from Continuing Operations             607          530
Shareholder dividends paid                   (237)        (220)
Proceeds from Sale of Common Stock            108           66
Repurchase of common and preferred stock     (116)        (207)
Purchase of Minority Interest                (723)           -
Net proceeds from issuance of mandatorily
 redeemable preferred stock                   637            -
All other, net                               (139)         (56)
Balance as of June 30                      $6,068       $5,509


Non-Financing Operations

Operational cash flows are highly seasonal. Due primarily to profit sharing payments and inventory build up, historically our operations have used cash in the first half and generated cash later in the year.

The following table summarizes Document Processing non-financing operations cash generation and borrowing for the six months ended
June 30, 1997 and 1996:

				     Cash Generated/(Borrowed)
				      Six Months Ended June 30
(In millions)                       1997                  1996
Document Processing
Non-Financing:
Income                            $  505               $  429
Depreciation and amortization        334                  357
Capital expenditures, net           (174)                (211)
Working capital/other             (1,084)              (1,223)
Total                             $ (419)              $ (648)

Six-month cash usage of $419 million was $229 million less than in the first six months of 1996 due primarily to higher net income, lower capital spending due to an unusually high level of facilities infrastructure investments in the first half of 1996, and reduced working capital growth resulting from improved billing and collection performance.

Financing Businesses

Financing businesses debt was reduced by $201 million and $14 million during the first six months of 1997 and 1996, respectively. This larger decline in 1997 reflects currency translation effects related to the strength of the U.S. dollar compared with the major European currencies which were only partially offset by volume growth.


		      Hedging Instruments

We have entered into certain financial instruments to manage interest rate and foreign currency exposures. These instruments are held solely for hedging purposes and include interest rate swap agreements, forward exchange contracts and foreign currency swap agreements. We do not enter into derivative instrument transactions for trading purposes and we employ long-standing policies prescribing that derivative instruments only be used to achieve a set of very limited objectives.

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

With regard to interest rate hedging, virtually all customer financing assets earn fixed rates of interest. We "lock in" an interest rate spread by arranging fixed-rate liabilities with similar maturities as the underlying assets. Additionally, customer financing assets in one currency are consistently funded with liabilities in the same currency. We refer to the effect of these conservative practices as "match funding" customer financing assets. This practice effectively eliminates both the risk of a major compression in interest margins if interest rates increase and the opportunity for margin expansion if interest rates decline.

More specifically, pay fixed-rate and receive variable-rate swaps are typically used in place of more expensive fixed-rate debt. Pay variable-rate and receive variable-rate swaps are used to transform variable-rate medium-term debt into commercial paper or LIBOR obligations. Additionally, pay variable-rate and receive fixed-rate swaps are used from time to time to transform longer-term fixed-rate debt into commercial paper or LIBOR-rate obligations. The transactions performed within each of these three categories enable cost-effective management of interest rate exposures. The potential risk attendant to this strategy is non-performance of a swap counterparty. We address this risk by arranging swaps exclusively with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings, determining the replacement cost, if any, of existing transactions, and internally capping related exposures.

Our currency and interest rate hedging is typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information set forth under Note 9 contained in the "Notes to Consolidated Financial Statements" on pages 11-12 of this Quarterly Report, on Form 10-Q, is incorporated by reference in answer to this item.


Item 2.  Changes in Securities

During the quarter ended June 30, 1997, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a) Securities Sold: on April 1, 1997, Registrant issued 1,798 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: A.A. Johnson, B.R. Inman, V.E. Jordan, Jr., Y. Kobayashi,
     H. Kopper, R.S. Larsen, J.D. Macomber, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, M.R. Seger and T.C. Theobald.

(c) The shares were issued at a deemed purchase price of $56.875 per share (aggregate price $102,261.26), based upon the market value on the date of issuance, in payment of the
	quarterly Directors' fees pursuant to Registrant's
     Restricted Stock Plan for Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 15, 1997 at the Sutton Place Hotel, 955
Bay Street, Toronto, Ontario, Canada.

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

At the meeting, votes were cast upon the Proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal 1 - Election of directors for the ensuing year.

Name                           For              Withheld Vote

Paul A. Allaire                288,098,645       1,594,838
B. R. Inman                    288,192,852       1,500,631
Antonia Ax:son Johnson         288,238,146       1,455,337
Vernon E. Jordan, Jr.          288,093,982       1,599,501
Yotaro Kobayashi               288,441,237       1,252,246
Hilmar Kopper                  254,937,711      34,755,772
Ralph S. Larsen                288,455,665       1,237,818
John D. Macomber               288,389,761       1,303,721
George J. Mitchell             288,245,098       1,448,385
N. J. Nicholas, Jr.            288,439,212       1,254,271
John E. Pepper                 288,408,014       1,285,469
Martha R. Seger                288,327,631       1,365,852
Thomas C. Theobald             288,358,443       1,335,040

Proposal 2 - To elect KPMG Peat Marwick LLP as independent auditors for the year 1997.

For -                          288,390,447
Against -                          547,723
Abstain -                          755,313

Proposal 3 - To approve the amendments to the 1991 Long-Term
Incentive Plan
For -                          275,981,729
Against -                        8,556,033
Abstain -                        2,149,186
Broker Non-vote                  3,006,535

Item 6.  Exhibits and Reports on Form 8-K

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

     Exhibit 10(b) Registrant's 1991 Long-Term Incentive Plan, as amended through May 15, 1997. Incorporated by reference to Registrant's Notice of the 1997 Annual Meeting of
     Shareholders and Proxy Statement pursuant to Regulation 14A.

Exhibit 10(n)  Letter Agreement dated June 4, 1997 between
Registrant and G. Richard Thoman, President and Chief
Operating Officer of Registrant.

     Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 Financial Data Schedule (in electronic form only).


(b)  Current reports on Form 8-K dated April 7, 1997, May 19,
1997, June 6, 1997 and June 30, 1997 reporting Item 5 "Other
Events" were filed during the quarter for which this Quarterly
Report is filed.



			   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					 XEROX CORPORATION
					   (Registrant)




				   _____________________________
Date: August 7, 1997                  By  Philip D. Fishbach
				   Vice President and Controller
				  (Principal Accounting Officer)