Form 10-Q
period 1997-09-30
XEROX CORP
filed 1997-11-12
CIK 108772

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended: September 30, 1997

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

    Class                         Outstanding at October 31,1997

Common Stock                           325,888,334 shares

	      This document consists of 33 pages.


Forward-Looking Statements

From time to time the Registrant and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-Q under "Management's Discussion and Analysis of Results of Operations and Financial Condition", which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

The words "anticipate", "believe", "estimate", "expect", "intends", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated
or expected.   The Registrant does not intend to update these
forward-looking statements.

In accordance with the provisions of the Litigation Reform Act we are making investors aware that such "forward-looking" statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the "forward-looking" statements. Such factors include but are not limited to the following:

Competition - the Registrant operates in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. There are a number of companies worldwide with significant financial resources which compete with the Registrant to provide document processing products and services in each of the markets served by the Registrant, some of whom operate on a global basis. The Registrant's success in its future performance is largely dependent upon its ability to compete successfully in its currently-served markets and to expand into additional market segments.

Transition to Digital - presently black and white light lens copiers represent over half the Registrant's revenues. This segment of the general office is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light lens equipment. Changes in the mix of products from light lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

Pricing - the Registrant's ability to succeed is dependent upon its ability to obtain adequate pricing for its products and services which provide a reasonable return to shareholders. Depending on competitive market factors, future prices the Registrant can obtain for its products and services may vary from historical levels.

Financing Business - a significant portion of the Registrant's profits arise from the financing of its customers' purchase of the Registrant's equipment. Presently the Registrant finances approximately 80% of such equipment purchases in the U.S. and 75%
in Western Europe.   The Registrant's ability to provide such
financing at competitive rates and realize profitable spreads is highly dependent upon its own costs of borrowing which, in turn, depend upon its credit ratings. Significant changes in such ratings could reduce the profitability of such financing business and/or make the Registrant's financing less attractive to customers thus reducing the volume of financing business done. The Registrant's present credit ratings permit ready access to the credit markets and there is no assurance that these credit ratings can be maintained and/or ready access to the credit markets can be assured.

Productivity - the Registrant's ability to sustain and improve its profit margins is largely dependent on its ability to maintain an efficient, cost-effective operation. Productivity improvements through process reengineering, design efficiency and supplier cost improvements are required to offset labor and materials cost inflation and competitive price pressures.

International Operations - the Registrant derives approximately half its revenue from operations outside of the United States.
In addition, the Registrant manufactures many of its products and/or their components outside the United States. The Registrant's future revenue, cost and profit results could be adversely affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements and local tax issues.


New Products/Research and Development -the process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. The Registrant must then make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and revenues required to provide anticipated returns from these investments.


Disengagement From Insurance Business - during the process of disengaging from the insurance segment, the Registrant will continue to be subject to all the business risks and rewards of such businesses. Although Registrant believes that the proceeds received from the disposition of the remaining insurance businesses will be consistent with the net carrying value of these businesses, until such remaining insurance companies are actually sold, no assurances can be given as to the ultimate impact the remaining insurance companies will have on the Registrant's total results from operations or whether the proceeds of sales will equal such carrying value. The insurance business is subject to cyclical competitive conditions, judicial decisions affecting insurers' liabilities, and by volatile and unpredictable developments, including changes in the propensity of courts to grant large awards, fluctuations in interest rates and other changes in the investment environment (which affect market prices of insurance companies' investments, the income from those investments and inflationary pressures that may tend to affect the size of losses). In addition, the operating results of the remaining insurance companies have been historically influenced by exposure to uncollectible reinsurance, which had been greater than for most other insurers.


			   Xerox Corporation
			       Form 10-Q
			   September 30, 1997

Table of Contents
							     Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         7

      Consolidated Balance Sheets                               8

      Consolidated Statements of Cash Flows                     9

      Notes to Consolidated Financial Statements               10

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      16

      Discontinued Operations                                  23

      Capital Resources and Liquidity                          26

      Hedging Instruments                                      27

Part II - Other Information

   Item 1. Legal Proceedings                                   29

   Item 2. Changes in Securities                               29

   Item 6. Exhibits and Reports on Form 8-K                    29

Signatures                                                     31

Exhibit Index

   Computation of Net Income per Common Share                  32

   Computation of Ratio of Earnings to Fixed Charges           33

   By-Laws of Xerox Corporation as amended through June 11, 1997
   (filed in electronic form only)

   1997 Restatement of Xerox Corporation's Unfunded Retirement
   Income Guarantee Plan (filed in electronic form only)

   1997 Restatement of Xerox Corporation's Unfunded Supplemental
   Retirement Plan (filed in electronic form only)


Table of Contents (Continued)

   Xerox Corporation's Deferred Compensation Plan For Directors,
   1997 Amendment and Restatement (filed in electronic form only)

   Xerox Corporation's Deferred Compensation Plan For Executives,
   1997 Amendment and Restatement (filed in electronic form only)

Financial Data Schedule           (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-wide Web site at www.xerox.com and select
"Investor Information."


PART I - FINANCIAL INFORMATION

Item I                           Xerox Corporation
			  Consolidated Statements of Income

					Three months ended  Nine months ended
					    September 30,      September 30,
(In millions, except per-share data)        1997     1996      1997    1996

Revenues
  Sales                                  $ 2,346  $ 2,165   $ 6,611  $ 6,267
  Service and rentals                      1,787    1,740     5,394    5,280
  Finance income                             243      253       749      756
  Total Revenues                           4,376    4,158    12,754   12,303


Costs and Expenses
  Cost of sales                            1,281    1,214     3,635    3,496
  Cost of service and rentals                929      890     2,740    2,671
  Equipment financing interest               128      131       386      386
  Research and development expenses          273      261       816      779
  Selling, administrative and general
    expenses                               1,284    1,256     3,752    3,691
  Gain on affiliates' sales of stock, net      -      (11)        -      (11)
  Other, net                                  31       34        50       65
  Total Costs and Expenses                 3,926    3,775    11,379   11,077


Income before Income Taxes, Equity Income
   and Minorities' Interests                 450      383     1,375    1,226

  Income taxes                               153      138       478      441
  Equity in net income of unconsolidated
    affiliates                                37       30       105       92
  Minorities' interests in earnings of
    subsidiaries                              14       25        75       97

Income from Continuing Operations            320      250       927      780

Discontinued Operations                        -        -         -        -

Net Income                                $  320  $   250    $  927  $   780

Primary Earnings per Share
  Continuing Operations                   $ 0.92  $  0.71    $ 2.70  $  2.24
  Discontinued Operations                      -        -         -        -
Primary Earnings per Share                $ 0.92  $  0.71    $ 2.70  $  2.24

Fully Diluted Earnings per Share
  Continuing Operations                   $ 0.88  $  0.68    $ 2.57  $  2.14
  Discontinued Operations                      -        -         -        -
Fully Diluted Earnings per Share          $ 0.88  $  0.68    $ 2.57  $  2.14

See accompanying notes.



				  Xerox Corporation
			    Consolidated Balance Sheets

					 September 30,     December 31,
(In millions, except share data in thousands)    1997             1996
Assets

Cash                                         $     62          $   104
Accounts receivable, net                        2,129            2,022
Finance receivables, net                        4,282            4,386
Inventories                                     3,092            2,676
Deferred taxes and other current assets           952              964
  Total Current Assets                         10,517           10,152

Finance receivables due after one year, net     7,096            6,986
Land, buildings and equipment, net              2,287            2,256
Investments in affiliates, at equity            1,434            1,282
Goodwill                                        1,345              623
Other assets                                    1,266            1,121
Investment in discontinued operations           3,303            4,398

Total Assets                                 $ 27,248         $ 26,818


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  3,807        $   3,536
Accounts payable                                  476              577
Accrued compensation and benefit costs            717              761
Unearned income                                   201              208
Other current liabilities                       2,103            2,122

  Total Current Liabilities                     7,304            7,204

Long-term debt                                  9,015            8,424
Postretirement medical benefits                 1,079            1,050
Deferred taxes and other liabilities            2,266            2,429
Discontinued operations liabilities -
  policyholders' deposits and other             1,850            2,274
Deferred ESOP benefits                           (494)            (494)
Minorities' interests in equity of subsidiaries   125              843
Company obligated, mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely subordinated debentures
  of the Company                                  637                -
Preferred stock                                   709              721
Common shareholders' equity                     4,757            4,367

Total Liabilities and Equity                 $ 27,248        $  26,818

Shares of common stock issued                      325,902           325,902
Shares of common stock outstanding                 325,584           323,681

See accompanying notes.


										Xerox Corporation
		       Consolidated Statements of Cash Flows

Nine months ended September 30  (in millions)           1997         1996

Cash Flows from Operating Activities
Income from Continuing Operations                      $ 927       $  780
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                          517          528
  Provisions for doubtful accounts                       176          164
  Provision for postretirement medical
    benefits, net of payments                             30           30
  Minorities' interests in earnings of subsidiaries       75           97
  Undistributed equity in income of affiliated companies(101)         (91)
  Increase in inventories                               (723)        (747)
  Increase in finance receivables                       (513)        (379)
  Increase in accounts receivable                       (166)        (242)
  Decrease in accounts payable and accrued
    compensation and benefit costs                      (126)        (223)
  Net change in current and deferred income taxes        108          194
  Other, net                                            (183)        (434)
Total                                                     21         (323)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (311)        (340)
  Proceeds from sales of land, buildings and equipment    25           30
  Purchase of additional interest in Xerox Limited      (812)           -
  Net change in payables to Discontinued Operations     (168)         (26)
Total                                                 (1,266)        (336)

Cash Flows from Financing Activities
  Net change in debt                                     249        1,314
  Dividends on common and preferred stock               (356)        (330)
  Proceeds from sale of common stock                     130           85
  Repurchase of common and preferred stock              (116)        (257)
  Dividends to minority shareholders                      (5)          (1)
  Net proceeds from issuance of mandatorily
    redeemable preferred stock                           637            -
Total                                                    539          811
Effect of Exchange Rate Changes on Cash                   (7)          (2)

Cash Provided (Used) by Continuing Operations           (713)         150
Cash Provided (Used) by Discontinued Operations          671         (150)
Decrease in Cash                                         (42)           -

Cash at Beginning of Period                              104          136

Cash at End of Period                                  $  62       $  136

See accompanying notes.



Xerox Corporation
Notes to Consoloidated Financial Statements


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

Effective July 1, 1997, we changed the functional currency for our Brazilian operation from the U.S. dollar to the Brazilian Real as we believe that the Brazilian economy is no longer considered hyperinflationary. The effect of this change is immaterial to both the Company's results of operations and financial position in the third quarter.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made. Interim financial data presented herein are unaudited.

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.  Inventories consist of (in millions):

				     September 30,     December 31,
					     1997             1996

Finished products                       $   1,787         $  1,570
Work in process                               125               80
Raw materials and supplies                    446              322
Equipment on operating leases, net            734              704
    Total                               $   3,092         $  2,676


3. In June, 1997, we acquired the remaining 20 percent of Xerox Limited (formerly Rank Xerox Limited) from The Rank Group Plc
(Rank) in a transaction valued at 940 million pounds sterling, or approximately $1.5 billion. As a result of this transaction, we now own 100 percent of Xerox Limited. The transaction was funded entirely by debt consisting of 500 million pounds sterling of third party debt and 440 million pounds sterling of notes payable issued to Rank, which will be paid in deferred installments, half within one year and the other half at the end of two years. An additional payment of up to 60 million pounds sterling would be made in 2000 based upon achievement of certain significant Xerox Limited earnings growth targets by 1999. The purchase price was allocated such that goodwill increased by $737 million, minority interest in equity of subsidiaries was reduced by approximately $720 million, with the balance of $70 million applied to other assets and liabilities, primarily investment in affiliates, at equity.


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


5.  Common shareholders' equity consists of (in millions):

				     September 30,     December 31,
					     1997             1996

Common stock                             $    327         $    327
Additional paid-in-capital                  1,354            1,353
Retained earnings                           3,656            3,090
Net unrealized gain (loss) on
  investment securities                         5               (1)
Translation adjustments                      (506)            (241)
Treasury stock                                (79)            (161)
    Total                                $  4,757         $  4,367

6. Interest expense totaled $450 million and $446 million for the nine months ended September 30, 1997 and 1996, respectively.


7. In 1996, the Board of Directors authorized the Company to repurchase up to $1 billion of Xerox common stock. The stock would be purchased from time to time on the open market depending on market conditions. Through September 30, 1997, 8.5 million shares had been repurchased for $422 million, some of which had been reissued to satisfy the exercise of stock options. In the second quarter of 1997, the repurchase program was suspended in connection with the acquisition of the remaining interest in Xerox Limited, as described above.


8. Summarized operating results of Insurance follow (in millions):

					 Three months ended  Nine months ended
					    September 30,       September 30,
					    1997     1996       1997     1996

Revenues
Insurance premiums earned                 $  285   $  433     $1,090   $1,287
Investment and other income                   90      112        313      325
     Total Revenues                          375      545      1,403    1,612
Costs and Expenses
Insurance losses and loss expenses           252      349      1,173    1,054
Insurance acquisition costs and
  other operating expenses                   100      178        377      461
Interest expense                              40       50        138      153
Administrative and general expenses           45       10         17       19
     Total Costs and Expenses                437      587      1,705    1,687
Realized Capital Gains                         2        -          9        2
Income (Loss) Before Income Taxes            (60)     (42)      (293)     (73)
Income Tax Benefits                           14       16         79       31
Income (Loss) From Insurance *            $  (46)  $  (26)    $ (214)  $  (42)

* The above operating results exclude the gains and losses related to sales of the Insurance subsidiaries. All results, including the sale-related impacts, were charged to reserves established for this purpose and, therefore, did not impact our earnings.

The net assets at September 30, 1997 and December 31, 1996 of the
Insurance businesses included in our consolidated balance sheets as discontinued operations are as follows (in millions):

					       September 30,     December 31,
							1997             1996
Insurance Assets
Investments                                          $ 5,850          $ 7,889
Reinsurance recoverable                                1,974            2,458
Premiums and other receivables                           646            1,082
Deferred taxes and other assets                          806            1,201
     Total Insurance Assets                          $ 9,276          $12,630

Insurance Liabilities
Unpaid losses and loss expenses                      $ 6,453          $ 8,572
Unearned income                                          565              812
Notes payable                                            200              215
Other liabilities                                        882            1,185
     Total Insurance Liabilities                     $ 8,100          $10,784
Investment in Insurance, net                         $ 1,176          $ 1,846




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


On January 3, 1996, an action was commenced by Barneyscan
Corporation   against Registrant, Pixelcraft, Inc., a wholly
owned subsidiary of   Registrant, and three individuals, seeking
damages "in excess of $10   million" for breach of contract and
fraud, punitive damages, attorneys' fees and an accounting. Plaintiff claimed it was entitled to royalties on certain
machines and software sold by Pixelcraft   between July 1, 1992
and June 30, 1996. In August 1997, in an amended   letter to a
court-appointed mediator, plaintiff expanded its damage   claim
by alleging that it was also entitled to royalties in excess of $400 million for use of Barneyscan technology in conjunction with Xerox color copiers and printers during that time period.
Pixelcraft   admits that Barneyscan is entitled to royalties of
approximately $750,000 from Pixelcraft alone, minus certain offsets, and no more. Registrant (I) denies any liability to plaintiff, (ii) denies the use of Barneyscan technology as
alleged by plaintiff, and (iii) asserts that   the royalty
calculation used by plaintiff is inconsistent with the facts in numerous respects. Defendants intend to vigorously defend the action. There is no trial date.

Discontinued Operations

Farm & Home Savings Association, now part of Mercantile Bank, (Farm & Home) and certain Talegen Holdings, Inc. insurance companies (Insurance Companies) entered into an agreement (Indemnification Agreement) under which the Insurance Companies are required to defend and indemnify Farm & Home from certain actual and punitive damage claims being made against Farm & Home relating to the Brio superfund site (Brio). A number of lawsuits were filed against Farm & Home in the District Courts of Harris County, Texas, by several hundred plaintiffs, former residents of, or students attending school within, a residential subdivision known as Southbend, seeking both actual and punitive damages allegedly relating to injuries arising out of the hazardous substances at Brio. The Insurance Companies have been defending these cases under a reservation of rights because it is unclear whether certain of the claims fall under the coverage of either the policies or the Indemnification Agreement. On August 29, 1997 the trial court granted motions for summary judgment filed on behalf of Farm & Home dismissing the claims of approximately 640 plaintiffs, finding that Farm & Home owed no duty to the plaintiffs as a matter of law. As a result of that ruling, the parties consummated a previously agreed settlement, under which all but approximately 50 of the pending bodily injury claims have been settled, and no appeal will be taken from the trial court's ruling. The final group of 50 plaintiffs have also agreed to a settlement which is to be submitted for court approval in November 1997. After all of the properties within Southbend were acquired by the Insurance Companies, all of the structures were demolished. Ownership of the land has been transferred to an unrelated third party, which has agreed to indemnify the Insurance Companies for any liability arising after the conveyance.


Item II                  Xerox Corporation
	     Management's Discussion and Analysis of
	   Results of Operations and Financial Condition

 Document Processing

Summary

Income from continuing operations increased 28 percent to $320 million in the 1997 third quarter from $250 million in the 1996 third quarter. For the first nine months, income from continuing operations increased 19 percent to $927 million.

Revenues of $4.4 billion in the quarter represented 9 percent growth on a pre-currency basis. After the adverse effect of currency, revenue growth was 5 percent. The pre-currency revenue growth was driven by 21 percent growth in equipment sales (excluding OEM sales) and 31 percent growth in document outsourcing. For the first nine months, revenues of $12.8 billion represented 6 percent growth on a pre-currency basis or 4 percent after the adverse effect of currency.

Fully diluted earnings per share increased 29 percent to $0.88 in the third quarter. For the first nine months of 1997, fully diluted earnings per share increased 20 percent to $2.57.

Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth."

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency, primarily in Europe. When compared with the average of the major European currencies on a revenue weighted basis, the U.S. dollar was approximately 11 percent stronger in the 1997 third quarter than in the 1996 third quarter; only the pound sterling was stronger. As a result, currency translation had an unfavorable impact of approximately 4 percentage points on total revenues in the 1997 third quarter.

Revenues denominated in currencies where the local currency is the functional currency are not hedged for purposes of translation into U.S. dollars.



Revenues

For the major product categories, the pre-currency revenue growth rates are as follows:


				1996                     1997   _
		       Q1   Q2   Q3   Q4   FY        Q1   Q2   Q3

Total Revenues         4%   6%   5%   8%   6%        5%   6%   9%

Digital Products      19   21   23   26   23        18   24   26
Light Lens Copiers     -    -   (4)   -   (1)       (2)  (3)   1

Digital product revenues grew 26 percent in the 1997 third quarter following 24 percent growth in the second quarter and 18 percent growth in the first quarter. These revenues represent 35 percent of total revenues in the 1997 third quarter compared with 30 percent in the 1996 third quarter. Color copying and printing grew 48 percent with continued excellent growth in the DocuColor 40, the Company's 40 page-per-minute color document production system. Orders and installations of the new black and white Document Centre digital copiers introduced in April continue to exceed our expectations, and these copiers were supply constrained in the third quarter. Production publishing grew 19 percent in the 1997 third quarter compared with 9 percent growth in the 1997 second quarter, primarily as a result of excellent customer demand for the new 180 page-per-minute DocuTech Production Publisher. Computer printing grew 4 percent in the 1997 third quarter following two quarters of unusually strong growth.

Despite continuing pricing pressures, black-and-white light lens copier revenues grew 1 percent in the 1997 third quarter compared with a weak 1996 third quarter, and follows declines of 3 percent in the second quarter and 2 percent in the first quarter. These revenues were 51 percent of total revenues in the 1997 third quarter compared with 55 percent in the 1996 third quarter.

Geographically, the pre-currency revenue growth rates are as follows:

				1996                   1997    _
			Q1   Q2   Q3   Q4   FY     Q1   Q2   Q3

Total Revenues          4%   6%   5%   8%   6%     5%   6%   9%

United States           5    6    5    9    6      6    3    7
Xerox Limited          (2)   2    2    2    1      3    6   11
Other Areas            11   10    6   14   10      3   11   11

Memo:  Fuji Xerox      13   15   11   11   12     11    4    4

Revenues from the U.S. sales and service operations grew 11 percent in the third quarter driven by excellent digital equipment sales and strong black and white light lens copier sales. Lower OEM sales in the 1997 third quarter compared with a year ago reduced total U.S. revenue growth to 7 percent.

Xerox Limited (formerly Rank Xerox Limited) and related companies manufacture and market Xerox products principally in Europe. Overall, the European economies remain soft. However, Holland and Italy had strong revenue growth in the third quarter and growth in France and Germany was good. The U.K. had modest growth.

Other Areas include operations principally in Latin America, Canada and China. Brazil had strong revenue growth in the 1997 third quarter reflecting excellent growth in equipment sales and document outsourcing. Revenue growth was also excellent in Mexico, but smaller Latin American countries such as Chile and Venezuela continue to be impacted by difficult economic conditions. Revenues in Canada and China were essentially flat in the third quarter.

Fuji Xerox Co., Ltd., an unconsolidated entity, jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan, Australia, New Zealand, and other areas of the Pacific Rim. The 1997 third quarter reflects modest growth in Japan, due to difficult economic conditions, and excellent growth in Fuji Xerox' other Asian territories.



The pre-currency growth rates by type of revenue are as follows:

				 1996                   1997    _
		       Q1   Q2   Q3   Q4   FY       Q1   Q2   Q3

Total Revenues         4%   6%   5%   8%   6%       5%   6%   9%

Sales                  3    6    7   12    7        5    6   12

  Equipment(1)         7    9    6   14   10       10   11   21
  Supplies             1    8   11   11    8        1    2    2
  Paper               (2)  (7) (12)  (7)  (7)      (9)  (1)   8

Service/Rentals/
 Outsourcing/Other     5    4    4    4    4        4    5    6
  Service              1   (2)  (3)  (1)  (1)      (2)   1    2
  Rentals              2    2    1   (4)   -      (11)  (8) (10)
  Doc. Outsourcing(2) 48   51   51   41   47       41   36   31

Finance Income         1    -    4    1    1        2    5    -

Memo:
Revenues Excluding
Equipment Sales        3    4    2    3    3        2    3    5

(1) Excluding OEM
(2) Excludes equipment in outsourcing contracts that are accounted for as sales.

Equipment sales in the 1997 third quarter grew 21 percent reflecting excellent growth in digital products, particularly color copying and printing, the recently introduced Document
Centre black and white digital copiers, and production publishing.

Supplies sales: The decline in growth in the first three quarters of 1997 from the 1996 third and fourth quarters is due principally to a reduction in sales of OEM printer cartridges following the buildup of inventory for new products at OEM customers.

Paper sales: Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. Good revenue growth in the 1997 third quarter reflects volume increases partially offset by moderating industry-wide domestic price declines.

Combined service, rental, document outsourcing and other revenue growth improved to 6 percent in the 1997 third quarter. The 31 percent growth in document outsourcing (excluding equipment in outsourcing contracts accounted for as sales) continued to divert revenues from service, rentals, finance income and supplies. Service revenues grew 2 percent as the impact of higher machine populations resulting from recent higher equipment sales was partially offset by competitive price pressures. Rental revenues continued to decline, due primarily to Latin American customers' preference for purchase or document outsourcing rather than rental.

Document Outsourcing revenues are included in Equipment Sales as well as in Service/Rental/Document Outsourcing/Other. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included as Equipment Sales on the income statement. All other document outsourcing revenue, including service, equipment rental, supplies, paper, and labor, are included in Service/Rentals/Outsourcing/Other on the income statement. Growth in total document outsourcing revenue is higher than the growth included in Service/Rentals/Outsourcing/Other, reflecting an increase in the proportion of equipment in outsourcing contracts accounted for as sales.

Finance income: Our strategy for financing equipment sales in the industrialized economies is to charge a spread over our cost of borrowing and to lock in that spread by match funding the finance receivables with borrowings of similar maturities. Good growth in the financing of equipment sales in the U.S. and Latin America has been partially offset by lower average interest rates.

Gross Profit and Expenses

The gross margins by revenue stream were as follows:

				1996                   1997    _
		  Q1    Q2    Q3    Q4    FY      Q1    Q2   Q3

Total Gross
    Margin      46.0% 47.9% 46.2% 47.1% 46.9%   46.5% 47.8% 46.6%

Sales           42.9  45.7  43.9  45.4  44.6    43.2  46.2  45.4
Service/Rent/
  DocOut        49.0  50.4  48.8  49.3  49.4    49.9  49.7  48.0
Financing       49.0  49.5  48.3  51.0  49.5    48.9  49.2  47.3

The total gross margin increased by 0.4 percentage points in the 1997 third quarter from the 1996 third quarter.

The sales gross margin improved by 1.5 percentage points from the 1996 third quarter principally due to product mix and productivity, partially offset by competitive pricing pressures. The service, rentals and document outsourcing gross margin declined by 0.8 percentage points from the 1996 third quarter due primarily to continued pricing pressures and adverse currency partially offset by productivity.

Research and development (R&D) expense increased 4 percent in the 1997 third quarter as we continue to invest in technological development to maintain our premier position in the rapidly changing document processing market. Xerox R&D is strategically coordinated with that of Fuji Xerox which invested $537 million in R&D in the 1996 full year, for a combined total of $1.6 billion.

Selling, administrative and general expenses (SAG) increased 5 percent in the 1997 third quarter. SAG was 29.4 percent of revenue in the 1997 third quarter, a decrease of 0.8 percentage points from the 1996 third quarter, primarily due to productivity initiatives and expense controls.

Worldwide employment increased by 1,000 in the 1997 third quarter to 90,100, primarily as a result of the net hiring of 500 employees for the company's fast-growing document outsourcing business, 200 for increased sales coverage, and 200 for volume related manufacturing.

The $3 million decrease in other expenses, net, from the 1996 third quarter was due to the non-recurrence of several one-time charges in 1996 partially offset by increased non-financing interest expense associated with our June 1997 acquisition of the Rank Group's remaining interest in Xerox Limited. Also, we reduced debt with the proceeds from $650 million of mandatorily redeemable preferred stock issued through a trust in January 1997. This partially offset the increase in non-financing interest expense because the after-tax impact of the dividend on these securities is included in the income statement in Minorities' Interests in the Earnings of Subsidiaries.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes increased 18 percent to $450 million in the 1997 third quarter from $383 million in the 1996 third quarter.

The effective tax rate was 34.2 percent in the 1997 third quarter compared with 36.0 percent in the 1996 third quarter. The effective tax rate for the 1997 first nine months is 34.8 percent and we expect the 1997 full-year tax rate to be in line with the first nine months.

Equity in the net income of unconsolidated affiliates is principally the Xerox Limited share of Fuji Xerox income. Total equity in net income increased in the 1997 third quarter as the underlying growth in Fuji Xerox was partially offset by the adverse impact of currency translation.

Minorities' interests reduction in the 1997 third quarter was due to our acquisition of the remaining interest in Xerox Limited, effective in June, partially offset by the after tax impact of the dividend on the mandatorily redeemable preferred stock discussed above.

Effective July 1, 1997, we changed the functional currency for our Brazilian operation from the U.S. dollar to the Brazilian Real because we believe the Brazilian economy is no longer considered hyperinflationary. The effect of this change on our reported results is immaterial to both the Company's results of operations and financial position in the 1997 third quarter.

In June 1997, the Company completed the acquisition of The Rank Group's remaining 20 percent financial interest in Xerox Limited and related companies for 940 million pounds sterling, or approximately $1.5 billion. The transaction was funded entirely by debt consisting of 500 million pounds sterling of third party debt and 440 million pounds sterling of notes payable issued to The Rank Group.

In February 1996, the board of directors authorized the repurchase of up to $1 billion of Xerox common stock. Through the 1997 second quarter, the company had repurchased 8.5 million shares for $422 million. As a result of the Xerox Limited transaction, the repurchase program was suspended during the second quarter as use of the company's financial resources to fund the $1.5 billion acquisition of The Rank Group's remaining interest in Xerox Limited produces greater value for Xerox shareholders.

Effective 1997, Fuji Xerox changed its reporting period from a fiscal year ending October 20 to a fiscal year ending December
20. The results of operations during the period between the end of the 1996 fiscal year and the beginning of the new fiscal year (the stub period) amounted to a gain of $8 million. The gain was credited directly to retained earnings.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Commencing with our fourth quarter reporting, SFAS No. 128 will require us to present basic and diluted earnings per share (EPS) on the face of the income statement. The computation of basic EPS replaces primary EPS.
If we had implemented SFAS No. 128 during the third quarter, we would have reported basic EPS of $0.94 and $2.74 for the quarter and year to date, respectively, and diluted EPS of $0.89 and $2.58 for the quarter and year to date, respectively.

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



		      Discontinued Operations

The net investment in the discontinued financial services businesses which includes Insurance, Other Financial Services and Third-Party Financing and Real Estate totaled $1,453 million at September 30, 1997 compared with $2,124 million at December 31, 1996. The decrease primarily reflects the sales of Coregis Group, Inc. (Coregis) and Industrial Indemnity Holdings, Inc.
(II), somewhat offset by scheduled funding of reinsurance coverage to the Talegen Holdings, Inc. (Talegen) companies and The Resolution Group, Inc. (TRG) by Ridge Reinsurance Limited (Ridge Re) and interest for the period on the assigned debt. A discussion of the discontinued businesses follows.

Insurance

In 1995, we recorded a $1,546 million after-tax charge in connection with agreements to sell all of our "Remaining" insurance companies, which included Coregis, Crum & Forster
Holdings, Inc. (CFI), II, Westchester Specialty Group, Inc.
(WSG), TRG and three insurance-related service companies.

On September 11, 1996, those transactions were terminated. No additional charges are considered necessary as a result of the termination. In September 1996, the Board of Directors of Xerox formally approved a plan of disposal under which we have retained investment bankers to assist us in the simultaneous disposition of each of the Remaining insurance and service companies.

During 1997, we made significant progress in the disposition of these companies, including the completion of the sales of three of the five Remaining insurance companies as well as the announced sale agreement for a fourth, and the completed disposition of one service company. We expect to make an announcement related to the disposition of the one remaining insurance company, CFI, within the coming months. Specifically, during 1997 the following has occurred:

- In the first quarter, we sold certain assets of Apprise Corp., one of Talegen's insurance-related service companies. The financial terms of this transaction were not material.

- In the second quarter, we completed the sale of Coregis for $375 million in cash and the assumption of $75 million in debt.

- In the third quarter, we completed the sale of II for $365 million in cash, plus the assumption of $79 million in debt.

- On September 18, 1997, we announced an agreement to sell WSG for $333 million in cash, less transaction related costs estimated to be $60 million. This transaction is subject to customary closing conditions and regulatory approvals and is expected to close before the end of January 1998.

- On October 15, 1997 we completed the sale of TRG for $150 million in cash and $462 million in performance-based instruments to an investor group led by the Chief Executive Officer of TRG.

The selling prices of the disposed companies were consistent with the estimated values of the units when we discontinued the insurance operations in 1995. During the disposal process, we will continue to be subject to all business risks and rewards of the remaining units. Until the remaining units are actually sold, no assurances can be given as to the ultimate impact on our total results from operations or whether the proceeds of sales will equal their carrying value.

Xerox Financial Services, Inc. (XFSI) continues to provide aggregate excess of loss reinsurance coverage to the current and former Talegen/TRG units through Ridge Reinsurance Limited (Ridge
Re), a wholly owned subsidiary. As of October 1997, XFSI is obligated to pay five remaining annual premium installments of $45 million, plus finance charges for coverage totaling $1,109 million (which is net of 15 percent coinsurance). At September 30, 1997, Ridge Re had recognized approximately $632 million of the available coverage.

The net investment in Insurance at September 30, 1997 totaled $1,176 million compared with a balance of $1,846 million at December 31, 1996. The decrease primarily reflects the sales of Coregis and II, somewhat offset by contractual payments to Ridge Re for annual premium installments and associated finance charges and interest on the assigned insurance debt.

Property and Casualty Operating Trends

The industry's profitability can be significantly affected by cyclical competitive conditions, judicial decisions affecting insurers' liabilities, and by volatile and unpredictable developments, including changes in the propensity of courts to grant large awards, fluctuations in interest rates and other changes in the investment environment (which affect market prices of insurance companies' investments, the income from those investments and inflationary pressures that may tend to affect the size of losses). WSG and CFI's operating results have historically been influenced by these industry trends, as well as by their exposure to uncollectible reinsurance, which had been greater than most other insurers.

Other Financial Services

The net investment in Other Financial Services (OFS) at September 30, 1997 was $124 million compared with $101 million at December 31, 1996. The increase in the investment primarily reflects the effect of a transfer from Insurance which had no effect on the total net investment in the discontinued financial services businesses.

On June 1, 1995, XFSI completed the sale of Xerox Financial Services Life Insurance Company and related companies (Xerox
Life). In connection with the transaction, OakRe Life Insurance Company (OakRe), a wholly-owned XFSI subsidiary, assumed responsibility, via Coinsurance Agreements, for existing Single Premium Deferred Annuity (SPDA) policies issued by Xerox Life. The Coinsurance Agreements include a provision for the assumption (at their election) by the purchaser's companies, of all of the SPDA policies at the end of their current rate reset periods. A Novation Agreement with an affiliate of the new owner provides for the assumption of the liability under the Coinsurance Agreements for any SPDA policies not so assumed. Other policies (of Immediate, Whole Life, and Variable annuities as well as a minor amount of SPDAs) were sold and are now the responsibility of the purchaser's companies.

As a result of the Coinsurance Agreements, at September 30, 1997, OakRe retained approximately $1.7 billion of investment portfolio assets (transferred from Xerox Life) and liabilities related to the reinsured SPDA policies. Interest rates on these policies are fixed and were established upon issuance of the respective policies. Substantially all of these policies will reach their rate reset periods through the year 2000 and will be assumed under the Agreements as described above. Xerox Life's portfolio was designed to recognize that policy renewals extended liability "maturities," thereby permitting investments with average duration somewhat beyond the rate reset periods. OakRe's practice is to selectively improve this match over time as market conditions allow.

In connection with the aforementioned sale, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at September 30, 1997. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.

Third-Party Financing and Real Estate

Third-Party Financing and Real Estate assets at September 30, 1997 totaled $337 million, a $113 million reduction from the December 31, 1996 level due primarily to the continued run-off and sales of third-party assets. The proceeds were used to reduce assigned debt to $134 million at September 30, 1997, a $89 million decrease from the year-end 1996 level.


Capital Resources and Liquidity

Total debt, including ESOP and discontinued operations debt not shown separately in our consolidated balance sheets, was $13,206 million at September 30, 1997 or $758 million more than at December 31, 1996. The changes in consolidated indebtedness since year-end and versus the first nine months of 1996 are summarized as follows:

(In millions)                                1997       1996
Total Debt as of January 1                $12,448    $11,794
Non-Financing Businesses
Document Processing operations                173        553
Discontinued Businesses                      (506)       132
Total Non-Financing                          (333)       685
Financing Businesses                         (106)       (15)
Total Operations                             (439)       670
Shareholder dividends                         356        330
Acquisition of Additional Interest in RX    1,534          -
Mandatorily redeemable preferred stock       (637)         -
Equity redemption and other changes           (56)       165
Total Debt as of September 30             $13,206    $12,959

The following table summarizes the changes in total equity during the first nine months of 1997 and 1996:

(In millions)                                1997         1996
Total equity as of January 1               $5,931       $5,396
Income from Continuing Operations             927          780
Shareholder dividends paid                   (356)        (330)
Proceeds from Sale of Common Stock            130           85
Repurchase of common and preferred stock     (116)        (257)
Purchase of Minority Interest                (723)           -
Net proceeds from issuance of mandatorily
 redeemable preferred stock                   637            -
All other, net                               (202)         (15)
Balance as of September 30                 $6,228       $5,659


Non-Financing Operations

Operational cash flows are highly seasonal. Due primarily to profit sharing payments and inventory build up, historically our operations have used cash in the first half and generated cash later in the year.

The following table summarizes Document Processing non-financing operations cash generation and borrowing for the nine months ended September 30, 1997 and 1996:

				     Cash Generated/(Borrowed)
				  Nine Months Ended September 30
(In millions)                       1997                  1996
Document Processing
Non-Financing:
Income                            $  763               $  663
Depreciation and amortization        517                  528
Capital expenditures, net           (286)                (310)
Working capital/other             (1,167)              (1,434)
Total                             $ (173)              $ (553)

Nine-month cash usage of $173 million was $380 million less than in the first nine months of 1996 due primarily to higher net income, and lower restructuring payments.

Financing Businesses

Financing businesses debt was reduced by $106 million and $15 million during the first nine months of 1997 and 1996, respectively. This larger decline in 1997 reflects currency translation effects related to the strength of the U.S. dollar compared with the major European currencies largely offset by volume growth.


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


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information set forth under Note 9 contained in the "Notes to Consolidated Financial Statements" on pages 13-15 of this Quarterly Report, on Form 10-Q, is incorporated by reference in answer to this item.


Item 2.  Changes in Securities

During the quarter ended September 30, 1997, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the
Act):

(a) Securities Sold: on July 1, 1997, Registrant issued 1,393 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi,
     H. Kopper, R.S. Larsen, J.D. Macomber, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, M.R. Seger and T.C. Theobald.

(c) The shares were issued at a deemed purchase price of $78.875 per share (aggregate price $109,125), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's
     Restricted Stock Plan for Directors.

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

     Exhibit 3(b) By-Laws of Registrant, as amended through June 11, 1997 (in electronic form only).

     Exhibit 10(e) 1997 Restatement of Registrant's Unfunded
     Retirement Income Guarantee Plan (in electronic form only).

     Exhibit 10(f)  1997 Restatement of Registrant's Unfunded
     Supplemental Retirement Plan (in electronic form only).

     Exhibit 10(k) Registrant's Deferred Compensation Plan For
     Directors, 1997 Amendment and Restatement (in electronic form only).

     Exhibit 10(l) Registrant's Deferred Compensation Plan For
     Executives, 1997 Amendment and Restatement (in electronic form only).

     Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 Financial Data Schedule (in electronic form only).


(b)  A current report on Form 8-K dated June 30, 1997, August 1,
1997 and September 18, 1997 reporting Item 5 "Other Events" was filed during the quarter for which this Quarterly Report is filed.



			   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					 XEROX CORPORATION
					   (Registrant)




				   _____________________________
Date: November 12, 1997                By  Philip D. Fishbach
				   Vice President and Controller
				  (Principal Accounting Officer)