Form 10-Q/A
period 1997-09-30
XEROX CORP
filed 1997-12-02
CIK 108772

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


                      This document consists of  3 pages.

PART I - FINANCIAL INFORMATION

Item I

Reference is made to the first paragraph in Note 9 of the Notes to Consolidated Financial Statements contained in Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 relating to the lawsuit by two independent service organizations. Said paragraph is hereby amended to read in its entirety as follows:

"On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Plaintiffs claim damages predominately resulting from the Company's alleged refusal to sell parts for high volume copiers and printers to plaintiffs prior to 1994. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as the plaintiffs in the Kansas action, were not included in that class action. In their complaint plaintiffs allege monetary damages in the form of lost profits in excess of $10 million (to be trebled) and injunctive relief. In a report prepared, pursuant to Rule 26(a)2)B)of the Federal Rules of Civil Procedure, an accountant retained by plaintiffs as an expert has indicated that he plans to testify at trial that, allegedly as a result of Xerox' conduct, plaintiffs have lost profits of approximately $75 million. The Company has asserted counterclaims against the plaintiffs alleging patent and copyright infringement, misappropriation of Xerox trade secrets and conversion. On December 11, 1995, the District Court issued a preliminary injunction against the parent company for copyright infringement. On April 8,1997, the District Court granted partial summary judgment in favor of the Company on plaintiffs' antitrust claims, ruling that the Company's unilateral refusal to sell or license its patented parts cannot give rise to antitrust liability. The Court's ruling did not preclude a finding of antitrust liability based upon other allegations of exclusionary conduct, including the refusal to sell unpatented parts. The District Court also granted summary judgment in favor of the Company on its patent infringement claim, leaving open with respect to patent infringement only the issues of willfulness and the amount of damages, and granted partial summary judgment in favor of the Company with respect to some of its claims of copyright infringement. On September 8, 1997 the United States Court of Appeals for the Federal Circuit denied plaintiffs' petition for permission to appeal the District Court's April 7, 1997 Order. A trial date tentatively has been set for March 9, 1997 for the remaining issues in the case. The Company denies any wrongdoing and intends to vigorously defend the remaining claims and pursue its counterclaims."

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                         XEROX CORPORATION
                                              (Registrant)


                                          By:   /s/ Martin S. Wagner
                                                Martin S. Wagner
                                                Assistant Secretary

Date: December 2, 1997