Form 10-K
period 1997-12-31
XEROX CORP
filed 1998-03-23
CIK 108772

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)
(X)  Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934   For the fiscal year ended:  December 31, 1997

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
                                                            ( )

The aggregate market value of the voting stock of the registrant held by non-
affiliates as of February 27, 1998 was:                $31,263,825,255.


                            (Cover Page Continued)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                         Outstanding at February 27, 1998

Common Stock, $1 Par Value                                  327,031,139 Shares


                      Documents Incorporated By Reference

Portions of the following documents are incorporated herein by reference:

                                                       Part of 10-K in
Document                                               Which Incorporated

Xerox Corporation 1997 Annual Report to Shareholders          I & II

Xerox Corporation Notice of 1998 Annual Meeting of           III & IV
Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).


Forward-Looking Statements

From time to time Xerox Corporation (the Registrant or the Company) and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-K under Part I, Item 1 "Business," Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 8 "Financial Statements and Supplementary Data," which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

The words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Registrant does not intend to update these forward-looking statements.

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

Transition to Digital - presently black and white light-lens copiers represent over half the Registrant's revenues. This segment of the general office is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

Pricing - the Registrant's ability to succeed is dependent upon its ability to obtain adequate pricing for its products and services which provide a reasonable return to shareholders. Depending on competitive market factors, future prices the Registrant can obtain for its products and services may vary from historical levels.

Financing Business - a significant portion of the Registrant's profits arise from the financing of its customers' purchase of the Registrant's equipment. On average, 75 to 80 percent of equipment sales are financed through the Registrant. The Registrant's ability to provide such financing at competitive rates and realize profitable spreads is highly dependent upon its own costs of borrowing which, in turn, depend upon its credit ratings. Significant changes in such ratings could reduce the profitability of such financing business and/or make the Registrant's financing less attractive to customers thus reducing the volume of financing business done. The Registrant's present credit ratings permit ready access to the credit markets. There is no assurance that these credit ratings can be maintained and/or ready access to the credit markets can be assured.

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

New Products/Research and Development - the process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. The Registrant must then make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and revenues required to provide anticipated returns from these investments.

Disengagement from Insurance Business - during the process of disengaging from the insurance business, the Registrant will continue to be subject to all the business risks and rewards of the remaining unit, Crum & Forster Holdings, Inc. (CFI). Until CFI is actually sold, no assurances can be given as to the ultimate impact on the Registrant's total results from operations or whether the proceeds from CFI's sale will equal its carrying value. The insurance business is subject to cyclical competitive conditions, judicial decisions affecting insurers' liabilities, and by volatile and unpredictable developments, including changes in the propensity of courts to grant large awards, fluctuations in interest rates, inflationary pressures that may tend to affect the size of losses and changes in the investment environment that affect market prices of insurance companies' investments. CFI's operating results have historically been influenced by these industry trends, as well as by its exposure to uncollectible reinsurance, which had been greater than for most other insurers.


                                    PART I

Item 1. Business

Overview

Xerox Corporation (Xerox or the Company) is The Document Company and a leader in the global document market, providing document solutions that enhance business productivity. References herein to "us" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise. We distribute our products in the Western Hemisphere through divisions and wholly-owned subsidiaries. In Europe, Africa, the Middle East and parts of Asia including Hong Kong, India and China, we distribute through Xerox Limited (formerly Rank Xerox) and related companies (collectively Xerox Limited). In June 1997, we completed the acquisition of The Rank Group's remaining 20 percent financial interest in Rank Xerox Limited and related companies for 940 million pounds sterling, or approximately $1.5 billion. Fuji Xerox Co., Limited, an unconsolidated entity jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan and the Pacific Rim. Japan represents approximately 90 percent of Fuji Xerox revenues, and Australia, New Zealand, Singapore and Malaysia represent the remaining 10 percent. Fuji Xerox conducts business in other Pacific Rim countries through joint ventures and distributors.

Beginning in 1995, the results of our Insurance operations were accounted for as discontinued operations. Since that time the Document Processing business has been the only component of continuing operations.

Our Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and services designed to make offices around the world more productive. We believe that the document is a tool for productivity, and that documents - both electronic and paper - are at the heart of most business processes. Documents are the means for storing, managing, and sharing business knowledge. Document technology is key to improving productivity through information and knowledge management and we believe no one knows the document - paper to digital, digital to paper - better than we do. The financing of Xerox equipment is generally carried out by Xerox Credit Corporation (XCC) in the United States and internationally by foreign financing subsidiaries and divisions in most countries in which we operate. Document Processing operations had 91,400 Xerox employees worldwide at year-end 1997.

Continuing Operations

The Document Processing Strategy

We believe that documents represent the knowledge base of an organization and play a dynamic and central role in business, government, education and other organizations:

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

Market Overview

We estimate that the global document market that we serve, excluding Japan and the Pacific Rim countries served by Fuji Xerox, was approximately $118 billion in 1997 and is estimated to grow at a 14 percent annual rate to about $175 billion in 2000. With our many new product introductions during this decade, and in particular, during 1997, our participation in the global document market has been considerably broadened from the slower growing segments of the market to the faster growing segments of the market. This growth will be driven by the transition to digital copying and printing in the office, the transfer of document production from offset printing to digital publishing, the increase in customer requirements for network and distributed printing, the accelerating demand for color documents, and increasingly, our participation in the small office / home office / personal document processing market.

We have traditionally had a strong position in the general office document market, the largest segment, which is projected to reach approximately $64 billion in 2000. Growth in this market is driven by the transition to the use of digital and color documents. The production market, which includes production publishing and production printing, is expected to grow at an annual rate of 10 percent, reaching $24 billion in 2000. The small office / home office / personal document processing market is growing at an annual rate of more than 25 percent due to increases in the number of home offices and small businesses. This market segment acquires product primarily through indirect distribution channels. Finally, document outsourcing, the fastest growing served market segment, is projected to grow 35 to 40 percent annually, reaching $11 billion by 2000, as customers' increasingly focus on their core competencies and outsource their document processing requirements.



Xerox Focus

We believe that our competitive advantages lie in our ability to continually improve the features and performance of our document processing products, services and solutions based on demonstrated customer needs; competitive pricing; our excellent reputation for performance and service; our substantial on-going investment in research and development; expanded sales coverage through our direct sales force, agents, retail chains, value added resellers and systems integrators; our leadership position in the rapidly growing document outsourcing business; maintenance of our strong market position in emerging markets; and an expanded presence in the burgeoning small office / home office / personal document processing market. As a result, we believe we are well positioned to participate in the anticipated growth in the market segments in which we compete.

Digital Products

Our digital products consist of four categories: black-and-white production publishing, black-and-white production printing, color laser copying and printing, and black-and-white digital copiers. During 1997, digital product revenues grew 25 percent on a pre-currency basis, driven by the annualized impact of new products introduced in 1996 as well as new products introduced during 1997. Digital products contributed 36 percent of total revenues in 1997, 30 percent in 1996, and 25 percent in 1995.

Production Publishing

The era of production publishing was launched in 1990 when we announced the DocuTech Production Publishing family which was a major step beyond our traditional reprographics market into the publishing industry. Having installed to date more than 16,000 DocuTech systems around the world, our production publishing revenues in 1997 were $2.1 billion.

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

The DocuTech family of digital production publishers scans hard copy and converts it into digital documents, or accepts digital documents directly from networked personal computers or workstations. A user-friendly electronic cut-and-paste workstation allows the manipulation of images or the creation of new documents. For example, in only a few minutes, a page of word-processed text, received over a network, can be combined with a photograph scanned from hard copy and enhanced electronically: cropped, positioned precisely, rotated, brightened or sharpened. Digital masters can be prepared in a fraction of the time necessary to prepare offset plates, thereby allowing fast turnaround time. Further time can be saved, and frequently significant inventory and shipping costs, by transmitting electronically and printing where the documents are required.

DocuTech prints high-resolution (600 dots per inch) pages at up to 180 impressions per minute. The in-line finisher staples completed sets or finishes booklets with covers and thermal-adhesive bindings. Because the finished document can be stored as a digital document, hard copy documents can be printed on demand, or only as required, thus avoiding the long production runs and high storage and obsolescence costs associated with offset printing. The concept of print-on-demand took another major step in 1995 when we introduced the DocuTech 6135. It makes print-for-one publishing practical; personalized publishing runs can now be as short as one or two prints.
Another significant step forward was taken in 1997 when the DocuTech 6180 was introduced, increasing output speed to 180 cut-sheet pages per minute.

Production Printing

Our revenues from production black-and-white computer printers grew 9 percent pre-currency in 1997 to $2.3 billion.

This market has largely consisted of high-end host-connected printers and low-end desktop printers. We expect significant future growth for robust, fully featured printers serving multiple users on networks. This growth will be driven by the increase in personal computers and workstations on networks, client-server processing, accelerating growth in the demand for enterprise-wide distributed printing, and declining electronics costs. These faster, more reliable printers print collated multiple sets on both sides of the paper, insert covers and tabs, and staple or bind, but without the labor-intensive steps of printing an original and manually preparing the documents on copiers. In addition, documents can be printed on these printers from remote data center computers, enabling the efficiencies of distributing electronically and then printing, rather than printing paper documents and then distributing them.

We have had a strong position in the production, high-volume computer printing market segment since 1977. We are well positioned to capitalize on the growth in the computer printing market because of our innovative technologies and our understanding of customer requirements for distributed printing from desktop and host computers. Our goal is to integrate office, production and data-center computer printing into a single, seamless, user-friendly network.

Xerox pioneered and continues to be a worldwide leader in computer laser printing, which combines computer, laser, communications and xerographic technologies. We market a broad line of robust printers with speeds that range from five pages per minute to the industry's fastest cut-sheet printer at 180 pages per minute, and continuous-feed production printers at speeds up to 420 pages per minute. Many of these printers have simultaneous interfaces that can be connected to multiple host computers as well as local area networks.

Breakthrough technology in our highlight color printers allows printing, in a single pass, black-and-white plus one customer-changeable color (as well as shades, tints, textures and mixtures of each) at production speeds up to 184 pages per minute. Other manufacturers' highlight color printers require additional passes to add variable color, which increase cost, reduce speed and reliability and introduce the possibility of color misalignment.

Productivity-enhancing features include printing collated multiple sets on both sides of the paper, inserting covers and tabs, printing checks with magnetic ink character recognition (MICR), and stapling; all on cut sheet plain paper, with sizes up to 11 by 17 inches.

In 1995, we significantly expanded our opportunities with the introduction of two major new printer series that redefine our role in the electronic production printing industry. With the DocuPrint CF Series family, we entered the market for very high-volume, continuous-feed printers at speeds up to 420 pages per minute. The DocuPrint IPS Series makes the IBM Advanced Function Presentation (AFP) architecture directly available to our production printing customers.

In 1997, we introduced the DocuPrint 180 which prints on one or both sides of a page, on a wide variety of paper sizes and weights, and at 180 pages per minute. We also introduced the DocuPrint 184 hc (highlight color) which pairs two 92 page-per-minute Xerox highlight color laser printers with one print server for cut-sheet, highlight color production speeds up to 184 pages per minute.

Color Laser Copying and Printing

Our revenues from color laser copiers and printers grew 46 percent pre-currency in 1997 to $1.5 billion.

The use of color originals in the office is accelerating. Independent studies have concluded that color documents are more effective at communicating information and that decision-making performance improves with the use of color documents. The vast majority of industry shipments of workstations and personal computers have color monitors, creating the need for economical, convenient and reliable, high-quality color copying and printing.

The color market has largely consisted of ink-jet and laser copiers and printers. Laser copiers and printers offer near-offset image quality, excellent printing speeds, and the accessories necessary to produce finished sets.

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

The DocuColor 40, which was introduced in early 1996, copies and prints at 40 full-color pages per minute and is the industry's fastest and most affordable digital color document production system. It has a market share of more than 50 percent.

During 1997, we introduced the DocuColor 70, a continuous feed full-color digital press, based on a print engine from Xeikon with Xerox-exclusive digital front-ends, that produces 70 high-quality, full-color impressions per minute. We also introduced the DocuColor 5750 Empress copier/printer which produces 6 full color copies per minute and the DocuColor 5799 which operates at 9 full color copies per minute. Finally, for networked workgroups, we introduced the DocuPrint C55, a full-featured, compact color laser printer that prints three full color pages per minute and includes automatic image enhancement and an embedded web server, and is the lowest-cost product of its kind.

Black and White Digital Copiers

The volume of paper documents used in the office continues to grow. Pages per worker per day in the U.S. have doubled in the last decade and productivity has been impaired by the need to manage documents on computer monitors and as hard-copy originals.

We intend to help customers improve productivity by controlling their documents from a common interface; managing from the desktop; eliminating gaps, steps and devices in the work process; and moving smoothly from digital to paper and back.

Our strategy is, first, to build from our current strength, the copier. We know how to design and build copiers with superior marking, paper handling and finishing technology. We know our customers, their requirements and how to sell sophisticated, fully featured copiers. In April 1997, we introduced the Document Centre family of four new stand-alone black and white digital copiers at speeds of 20, 30, 40, and 65 pages per minute, that are better quality, more reliable, and more feature rich than light-lens copiers and are priced at a modest premium over comparable light-lens copiers. A fax option is also available.

Second, beginning in 1998, as customers are ready, we will connect the digital copiers to their networks so that their digital copiers can also be used as robust, high-speed network printers to gain incremental volume from computer printing and ultimately to replace desktop printers and single-purpose copiers and faxes. The fax option and network upgrades have compelling economics versus the alternative of purchasing comparable printers and faxes since the print engine, output mechanics and most of the software required are part of the base digital copier.

Orders and installations of the available Document Centre digital black and white copier models exceeded our expectations during 1997 and, as a result, we more than doubled production. 1997 revenues from the 20 and 30 page-per-minute Document Centre 220 and 230 and the limited fourth quarter availability of the 65 page-per-minute Document Centre 265 were $300 million.

Light-lens Copying

Our revenues from light-lens copiers declined 2 percent pre-currency in 1997 to $9.6 billion. The decline in light-lens copier revenues reflects several important factors, including customer transition to our new digital black-and-white products and continued price pressures. We believe the trend over the past few years will continue whereby digital products' revenues represent an increasing share of total revenues and light-lens copier revenues will represent a declining share of total revenues. Revenues from light-lens copying represented 51 percent of total revenues in 1997, 56 percent in 1996 and 59 percent in 1995.

We market the broadest line of light-lens copiers and duplicators in the industry, ranging from a three copies-per-minute personal copier to a 135 copies-per-minute fully-featured duplicator to special copiers designed for large engineering and architectural drawings up to 3 feet by 4 feet in size. Many of our state-of-the-art products have improved ease of use, reliability, copy quality, job recovery and ergonomics as well as productivity-enhancing features, including zoom enlargement and reduction, highlight color, copying on both sides of the paper, and collating and stapling which allow the preparation of completed document sets.

We have a strong position with major accounts who demand a consistently high level of service worldwide. Our competitive advantages include a focus on customer call response times, diagnostic equipment that is state-of-the-art and availability of 24-hour-a-day, seven-day-a-week service.

We also are increasing our leadership position in small commercial accounts, the most competitive copier market segment, through marketing programs such as telemarketing, sales through independent agents, retail outlets and trade associations.

We expect that light-lens copiers will increasingly be replaced by digital copiers. However, some portions of the market will continue to be serviced by light-lens copiers for many years, such as customers who care principally about price or whose work processes do not require digital products. Therefore, we intend to continually upgrade our light-lens products to maintain a leadership position in the industry.

Other Products

We also offer a wide range of other document processing products including ink-jet and electrostatic printers, multi-function products, facsimile products, scanners, personal computer and workstation software, and integrated systems solutions.

We also sell cut-sheet paper to our customers for use in their document processing products.

Summary of Revenues by Product Category

The following table summarizes our revenues by major product category. The revenues for light-lens copiers and digital products include equipment and supplies sales, service, rental and document outsourcing revenues, and finance income. These revenues exclude the impact of foreign currency exchange rate fluctuations which are shown combined with the revenues from paper and other products.

     Year ended December 31 (in billions)   1997       1996       1995
     Light-lens copiers                    $ 9.6      $ 9.7      $ 9.8
     Digital products                        6.7        5.4        4.3
     Paper, other products, currency         1.9        2.3        2.5
       Total revenues                      $18.2      $17.4      $16.6

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

Quality

We were an early pioneer in total quality management and are the only company to have won all three of the following prestigious quality awards: the Malcolm Baldrige National Quality Award in the United States in 1989 and Xerox Business Services, our outsourcing division, won the award in the services category in 1997, the European Quality Award in 1992 and the Deming Prize in Japan, won by Fuji Xerox in 1980. In addition, we have won top quality awards in Argentina, Australia, Belgium, Brazil, Canada, China (Shanghai), Colombia, France, Germany, Hong Kong, India, Ireland, Mexico, the Netherlands, Norway, Portugal, the United Kingdom, and Uruguay. Our "Leadership Through Quality" program has enabled us to improve productivity, accelerate the introduction of new products, improve customer satisfaction and increase market share. Xerox products have been consistently rated among the world's best by independent testing organizations.

Research and Development

Xerox research and development (R&D) is directed toward the development of new products and capabilities in support of our document processing strategy. Our research scientists are deeply involved in the formulation of corporate strategy and key business decisions. They regularly meet with customers and have dialogues with our business divisions to ensure they understand customer requirements and are focused on products that can be commercialized.

In 1997, R&D expense was $1,079 million compared with $1,044 million in 1996 and $949 million in 1995. We expect to increase our investment in technological development in 1998 and over the longer term to maintain our premier position in the rapidly changing document processing market. Our R&D spending is strategically coordinated with Fuji Xerox. The R&D investment by Fuji Xerox was $612 million in 1997, for a combined increase of 7 percent to $1.7 billion.

Marketing

Xerox document processing products are principally sold directly to customers by our worldwide sales force of approximately 13,500 employees and through a network of independent agents, dealers, retail chains, value-added resellers and systems integrators. To market low-end copiers, laser printers, and multi-function devices, we are significantly expanding our indirect distribution channels. We currently have arrangements with U.S. retail marketing channels including CompUSA, Office Depot, OfficeMax, and Staples, and office channels that include distributors and value added resellers like MicroAge, Ingram Micro, Tech Data, and Computer 2000. Our strategy is to target high-growth markets through high-volume distribution of laser and ink-jet printers, multi-function products, personal copiers, fax machines, and supplies with a goal to be the fastest growing source of personal and networked document solutions in retail and reseller channels worldwide. Consistent with this strategy, in September 1997, we announced our new DocuPrint N32 Network Laser Printer, starting at $2,900, the fastest, most advanced, least expensive model of its kind, offering "copier-like" features such as multiple-set printing, stapling and collating.

In 1991, Xerox International Partners (XIP), a 51 percent-owned partnership, was formed between Xerox and Fuji Xerox to supply printer engines to original equipment manufacturers. XIP has also contracted to supply printer engines to resellers.

Service

We have a worldwide service force of approximately 24,000 employees. In our opinion, this direct service force represents a significant competitive advantage: the service force is continually trained on our new products and its diagnostic equipment is state-of-the-art. 24-hour-a-day, seven-day-a-week service is available in most metropolitan areas in the United States. We are able to guarantee a consistent level of service nationwide and worldwide because our service force is not focused exclusively on metropolitan areas and it does not rely on independent local dealers for service.

Revenues

Our total document processing revenues were $18.2 billion in 1997, of which 49 percent were generated in the United States, 30 percent in Europe, and 21 percent in the remainder of the world, principally Brazil, the rest of Latin America, Canada, and China (excluding the unconsolidated $7.4 billion of Fuji Xerox revenues in Japan and much of the Pacific Rim).

Revenues from supplies, paper, service, rentals, document outsourcing and other revenues, and income from customer financing represented 62 percent of total revenues in 1997, 66 percent in 1996, and 67 percent in 1995. Because these revenues are derived from the installed base of equipment and are therefore less volatile than equipment sales revenues, they provide significant stability to overall revenues. Growth in these revenues is primarily a function of the growth in our installed population of equipment, usage and pricing. The balance of our revenues is derived from equipment sales. These sales, which drive the non-equipment revenues, depend on the flow of new products and are more affected by economic cycles.

Most of our customers have their equipment serviced by and use supplies sold by us. The market for cut-sheet paper is highly competitive and revenue growth is significantly affected by pricing. Our strategy is to charge a spread over mill wholesale prices. Rental revenues declined in 1997 and were flat in 1996 and 1995, due primarily to customers' preference for document outsourcing and the continuing trend of increased equipment sales.

Our document outsourcing business provides printing, publishing, duplicating and related services at more than 5,000 customer locations in 40 countries, including legal and accounting firms, financial institutions, insurance agencies and manufacturing companies. Revenues from our document outsourcing business increased 58 percent pre-currency to $2.0 billion in 1997. Document outsourcing revenues are split between equipment sales and document outsourcing. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included in equipment sales. All other document outsourcing revenue, including service, equipment rental, supplies, paper and labor are included in document outsourcing. This has the effect of diverting some revenues from supplies, paper, service, rental, and finance income.

We offer our document processing customers financing of their purchases of Xerox equipment primarily through XCC in the United States, largely by wholly-owned financing subsidiaries in Europe, and through divisions in Canada and Latin America. While competition for this business from banks and other finance companies remains extensive, we actively market our equipment financing services on the basis of customer service, convenience and competitive rates. On average, 75 to 80 percent of equipment sales are financed through Xerox.

International Operations

Our international operations account for 51 percent of Document Processing revenues. Our largest interest outside the United States is Xerox Limited. Marketing and manufacturing operations are also conducted through joint ventures in India and China. Marketing and manufacturing in Latin America are conducted through subsidiaries or distributors in over 35 countries. Fuji Xerox develops, manufactures and distributes document processing products in Japan and other areas of the Pacific Rim, Australia and New Zealand.

Our financial results by geographical area for 1997, 1996 and 1995, which are presented on pages 32, 33, 49, and 50 of the Company's 1997 Annual Report to Shareholders, are hereby incorporated by reference in this document in partial answer to this item.

Acquisition of XLConnect Solutions, Inc.

Accelerating our strategy to achieve high growth through networked document solutions, we announced on March 5, 1998 an agreement to acquire XLConnect Solutions, Inc. (XLConnect), an information technology services company, and its parent company, Intelligent Electronics, Inc. (Intelligent Electronics), for $415 million in cash. The transaction must be approved by the stockholders of both Intelligent Electronics and XLConnect. Closing is subject to customary closing conditions, including regulatory approval.

We believes that this acquisition will strengthen our worldwide services capabilities to design, build and support networks that implement enterprise-wide document solutions for our customers. In addition, we believe that XLConnect's expertise will complement and extend our highly profitable document services outsourcing business, which grew 58 percent in 1997, to $2 billion.

XLConnect, with 1,500 employees, 27 locations throughout the United States and 1997 revenue of $135 million, provides network management, consulting, design, and integration services for medium and large companies.

The growth in network computing has led to a tremendous increase in both the volume of digital documents and the convergence of document management and communication with other technologies, including imaging, voice and data. We believe that this acquisition will infuse us with hundreds of talented and trained network specialists who will design and build publishing, workflow and other document solutions, including Internet-based solutions, for our customers. We believe the experts at XLConnect will help us develop and deliver our document solutions for virtually any networked environment.

Our digital printers, copiers and other document products, operating in conjunction with a suite of document management, workflow and imaging software, create networked business solutions that improve productivity in the office, print shop and production-printing environments. The purchase of XLConnect provides us strategic access to a nationwide information technology services capability, including applications developed by XLConnect, that position us at the forefront of the networked enterprise. XLConnect's senior management team will remain with the company.

We anticipate that the earnings impact from this acquisition will be about neutral in 1998 and positive in 1999 and thereafter.

Discontinued Operations - Insurance and Other Financial Services

The discussion under the caption "Discontinued Operations - Insurance and Other Financial Services" on pages 43 through 45 set forth under the caption "Financial Review" and the information set forth under Note 8 "Discontinued Operations" on pages 50 through 53 in the Company's 1997 Annual Report to Shareholders are hereby incorporated by reference in this document in partial answer to this item.

As discussed in the incorporated sections referenced in the preceding paragraph, as of January 2, 1998, the last remaining insurance company was Crum & Forster Holdings, Inc. (CFI). However, on March 11, 1998, we announced an agreement to sell CFI to Fairfax Financial Holdings Limited (Fairfax) of Toronto. Upon closing, the transaction will effectively complete the sale of the Talegen Holdings, Inc. insurance properties.

Under terms of the agreement, Fairfax will acquire the stock of CFI for total consideration of $680 million, including the repayment of $115 million of debt. We will incur approximately $75 million in transaction-related costs. The transaction, expected to close by the third quarter, is subject to customary closing conditions and regulatory approval.

Upon completion of this transaction, we will have effectively completed our exit from insurance and financial services. A final write-off of less than $200 million after-tax will be taken in the first quarter of 1998.

A discussion of CFI's property and casualty reserves follows.

Property and Casualty Reserves

Overview

Losses from claims and related claims handling and legal expense comprise the majority of costs from providing insurance products. Therefore, unpaid losses and loss expenses are generally the largest liabilities on a property and casualty insurer's balance sheet. However, because insurance coverage is provided for situations in which the certainty of loss cannot be predicted, ultimate losses which will be paid on policies issued are difficult to estimate and are subject to constant reevaluation as new information becomes available and as new techniques are developed to analyze available data. CFI, like most insurance companies, utilizes a variety of loss trending and analysis techniques to estimate anticipated ultimate losses and the time frames in which claims are likely to be reported and paid. Loss development patterns vary significantly by type of insurance coverage and are affected by the economic, social, judicial, weather-related and geological conditions in different geographic areas.

In order to moderate the potential impact of unusually severe or frequent losses, CFI cedes a portion of its gross policy premiums to reinsurers in exchange for the reinsurers' agreements to share a portion of the covered losses. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the reinsurer that accepts the risk assumes an obligation to the original insurer. The ceding insurer retains a contingent liability with respect to reinsurance ceded to the extent that the reinsurer might not be able to meet its obligations.

Reserves are established by CFI to provide for the estimated level of claim payments that will be made under the policies they write. Over the policy period, as premiums are earned, a portion of the premiums is set aside as gross loss and loss expense reserves for incurred but not reported (IBNR) losses in anticipation of claims that have not yet been reported. IBNR reserves also include amounts to supplement case reserves, when established, to provide for potential further loss development. In addition, gross reserves are established for internal and external loss expenses associated with handling the claims inventory. These expenses are characterized as allocated loss expenses when they are attributable to a specific claim or series of claims and unallocated loss expenses when not similarly attributable. When a claim is reported, case reserves are established on the basis of all pertinent information available at the time. Legal defense cost that can be assigned to a related claim file and can be included as part of the loss under the contract is generally established as part of the gross case reserve. Reinsurance recoverables on gross reserves are recorded for amounts that are anticipated to be recovered from reinsurers and are determined in a manner consistent with the liabilities associated with the reinsured policies. Net reserves are gross reserves less anticipated reinsurance recoverables (net of uncollectible reinsurance) and salvage and subrogation on those reserves.

The effect of inflation on gross reserves is implicitly considered when estimating the liability for unpaid losses and loss expenses. The effect of inflation on individual case basis reserves reflects the direction of economic price levels as they affect the individual claims being reserved. Estimates of the ultimate value of unpaid claims are based in part on historical data that reflect past inflation, as well as management's assessment of severity and frequency, industry trends and related costs.

Monitoring of Insurance Reserves

CFI monitors its liabilities arising from business written and adjusts carried reserves as conditions change and new information emerges. An oversight committee at Talegen Holdings, Inc. (Talegen) has also reviewed and approved all reserve funding increases. CFI employs an actuarial staff, some members of which, as Fellows of the Casualty Actuarial Society and members of the American Academy of Actuaries, are qualified loss reserve specialists who perform regular actuarial reviews of claim development and resulting reserve requirements. On a semi-annual or more frequent basis, detailed actuarial studies of gross reserves and reserves net of reinsurance are conducted by line of business and accident year. Actual claims activity is monitored monthly and compared to expected levels to detect variances or trends indicating changes in liabilities.

Estimates of loss and loss expense liabilities are affected primarily by the types of and amounts of insurance coverage currently being written and the trends developing from newly reported claims and claims which have been paid and closed. Adjustments are made to reserves in the period they can be reasonably estimated to reflect evolving changes in loss development patterns and various other factors. Such factors can include increased damage awards by the courts, known changes in judicial interpretations of legal liability for asbestos, environmental and other latent exposure claims and changes in judicial interpretation of the scope of coverage provided by general liability and umbrella policies. Many of these judicial interpretations are still evolving. Generally, the greater the projected time to settlement, the greater the complexity of estimating ultimate claim costs and the more likely that such estimates will change as new information becomes available.

Use of Reinsurance and Management of Reinsurance Collection

CFI made significant use of reinsurance during the 1970's and early 1980's. Since that time, CFI generally has increased the portion of business they retain while reducing the number of reinsurers used for their reinsurance contracts. During 1997 and 1996, excluding the reinsurance ceded to pools, associations and similar organizations, 90% and 89%, respectively, of total written premiums ceded by CFI to reinsurers were placed with up to 38 reinsurers.

Talegen has a reinsurance security committee which currently approves those reinsurers with whom CFI will do business. The approval process utilizes credit analyses prepared by The Resolution Reinsurance Services Company
(RRSC), a subsidiary of The Resolution Group, Inc. These credit analyses are reviewed by the committee to assess the creditworthiness of each reinsurer. The credit criteria under which such approvals are granted have become increasingly restrictive over the past several years as CFI has intentionally placed business with what is believed to be financially secure reinsurers.

The potential uncollectibility of ceded reinsurance has been an industry-wide issue. With respect to the management of recoveries due from reinsurers, CFI operates under guidelines for the early identification of potential collection problems and utilizes the services of RRSC, which employs a specialized group of work-out experts to aid in the more complicated cases. Based upon the review of financial condition and assessment of other available information, CFI maintains a provision for uncollectible amounts due from reinsurers.

Statutory and GAAP Reporting of Net Unpaid Losses and Loss Expenses

The liability for unpaid losses and loss expenses required by generally accepted accounting principles (GAAP) differs from the liability reported in accordance with statutory accounting practices (SAP). Because certain GAAP adjustments to the recorded SAP liability can not be associated with subsequent developments of the liabilities on other than an arbitrary basis, developments on the loss and loss expense reserve development table are prepared in accordance with SAP.

Loss Development Data

CFI's reserves were increased in 1995, 1996 and 1997 primarily to make provision for latent liabilities, uncollectible reinsurance associated with latent liabilities, and construction defects exposure. CFI's net reserves, exclusive of Ridge Reinsurance Limited (Ridge Re), a wholly owned subsidiary of Xerox Financial Services, Inc., benefits, for prior accident years were increased by $16 million in 1997, by $173 million in 1996 and $326 million during 1995. The net reserve strengthening for the three-year period ended December 31, 1997 totaling $515 million included increases of $335 million for latent liabilities, $125 million for construction defects exposures and $85 million for uncollectible reinsurance, while experience in other reserve categories during this period resulted in a reduction to net reserves of $30 million. The strengthening made by CFI in 1996 and 1997 was charged to discontinued operations reserves established for this purpose and, therefore, did not impact our earnings. Each of these exposures and the increases recorded are more fully discussed in the paragraphs below.

Latent liabilities include reserves for environmental, asbestos and other types of latent exposures, such as those associated with breast implants, chemical exposure, tobacco products and other exposures which can result in insurance claims that were not contemplated when policies were originally written. Prior to 1995, CFI established case and IBNR reserves for latent exposure claims that had been reported. The IBNR reserves were established primarily to cover adverse development on known claims. Case reserves were and continue to be determined by a specialized claim and legal staff.
Building on methodologies first published by the Casualty Actuarial Society in the third quarter of 1994, Talegen completed the first phase of a project to develop and implement methods to provide estimates of ultimate losses for asbestos and environmental exposures. This resulted in a model that, in turn, was the basis for increasing CFI's reserves in 1995 for latent liabilities by $186 million on a net basis. During 1996, the model was further refined and tested, and the amount and quality of data used in modeling was significantly enhanced. These improvements led to a 1996 reserve increase for latent exposures of $145 million on a net basis. In 1997, CFI increased its reserves for latent exposures by $4 million on a net basis.

Construction defect (CD) is a term used by the industry to refer to any third party claim where property damage occurs or is alleged to have occurred as a result of the insured's work, work performed on the insured's behalf or product failure in condominiums, townhouses, single family homes or commercial buildings involving one or more policy periods, excluding environmental exposures. Although claims involving CD have been experienced by the insurance industry and CFI historically, beginning in the late 1980's insurers who had written general contractors or subcontractors policies in California began to receive a growing number of CD cases, with claims spread over several accident years. With increased emphasis on evaluating and understanding CD exposure, substantial effort was undertaken to segregate data and develop methodology to provide better estimates of ultimate losses associated with the exposure. The efforts led to a net reserve increase for CFI during 1995 of $12 million. Refinement of costing methods and estimation of the impact of recent court decisions and legislation resulted in CFI increasing its net reserves for California CD exposure during 1996 by $101 million. In 1997, CFI increased its reserves for California CD exposure by $12 million on a net basis.

Uncollectible reinsurance reserves are established by CFI to the extent that its evaluation of the ability or willingness of reinsurers to indemnify ceded exposure pursuant to reinsurance agreements indicates that they will not receive full recovery of ceded balances. In general, latent liability claims present a need to establish this reserve both because of their inherent complexity and attendant issues and because these exposures arise under insurance policies that, in many cases, were written during the 1950's, 1960's and 1970's, when CFI used a large number of reinsurers, and applicable reinsurance programs included reinsurers which subsequently encountered financial difficulties. As reserves for latent liability exposure were increased, CFI also increased reserves for uncollectible reinsurance.
Reserves for uncollectible reinsurance were increased by $32 million and $53 million in 1996 and 1995, respectively. There were no uncollectible reinsurance reserve increases for prior periods in 1997.

The loss and loss expense reserve development table illustrates the development of statutory balance sheet liabilities for 1987 through 1997 for CFI before cessions to Ridge Re. The first line of the table is the estimated GAAP liability for unpaid losses and loss expenses, net of reinsurance recoverable, recorded at the balance sheet date for each year. The second line on the table reconciles the estimated GAAP liability for net unpaid losses and loss expenses to the estimated SAP liability for unpaid losses and loss expenses. The lower section of the table shows the updated amount of the previously recorded SAP liability based on experience as of the close of each succeeding year.

The estimate for unpaid losses and loss expenses is increased or decreased as more information becomes known about the claims until all claims are settled. Deficiencies or redundancies represent aggregate changes in estimates, as calculated on a statutory basis, for all prior calendar years. These changes in estimates have been reflected in CFI's calendar year operating results. Because CFI recognizes adjustments to reserves for changes in loss development patterns and various other factors, such as social and economic trends and known changes in judicial interpretation of legal liability in the period in which they become known, it is not appropriate to extrapolate future deficiencies or redundancies based solely on this table.






















This page intentionally left blank.


Loss and Loss Expense Reserve Development

Year ended December 31 (in millions)      1987      1988      1989      1990
Liability for unpaid losses and loss
  expenses - GAAP (net of reinsurance) $ 2,153   $ 2,185   $ 2,330   $ 2,424
GAAP to SAP differences                     (4)       (6)       (9)      (26)
Liability for unpaid losses and loss
  expenses - SAP (net of reinsurance)    2,149     2,179     2,321     2,398

Paid (cumulative) as of:
  End of year                                -         -         -         -
  One year later                           635       647       659       734
  Two years later                        1,096     1,092     1,190     1,280
  Three years later                      1,427     1,484     1,628     1,562
  Four years later                       1,711     1,819     1,828     1,843
  Five years later                       1,980     1,960     2,041     2,037
  Six years later                        2,080     2,118     2,196     2,148
  Seven years later                      2,200     2,250     2,290     2,267
  Eight years later                      2,319     2,330     2,396
  Nine years later                       2,385     2,423
  Ten years later                        2,470
Liability estimated as of:
  End of year                            2,149     2,179     2,321     2,398
  One year later                         2,125     2,312     2,472     2,390
  Two years later                        2,325     2,465     2,395     2,929
  Three years later                      2,497     2,345     2,903     2,809
  Four years later                       2,370     2,794     2,819     2,825
  Five years later                       2,781     2,739     2,855     3,006
  Six years later                        2,727     2,805     3,039     3,136
  Seven years later                      2,804     2,992     3,181     3,139
  Eight years later                      3,005     3,131     3,201
  Nine years later                       3,128     3,161
  Ten years later                        3,151
Deficiency                             $(1,002)  $  (982)  $  (880)  $  (741)

End of Year:
  Gross liability (1)
  Reinsurance recoverable
  Net liability
One Year Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability
Two Years Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability
Three Years Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability
Four Years Later:
  Gross re-estimated liability
  Re-estimated recoverable
  Net re-estimated liability
Gross cumulative deficiency

(1) Gross liability information for CFI is not available for periods prior to 1993.




   1991      1992      1993      1994      1995      1996      1997

$ 2,174   $ 2,357   $ 2,292   $ 2,173   $ 2,418   $ 2,619   $ 2,616
    (16)       17         6         6       (11)      (19)      (22)

  2,158     2,374     2,298     2,179     2,407     2,600     2,594


      -         -         -         -         -         -         -
    722       500       565       522       470       564
  1,100       938       932       860       846
  1,461     1,243     1,182     1,147
  1,706     1,421     1,390
  1,847     1,587
  1,983





  2,158     2,374     2,298     2,179     2,407     2,600     2,594
  2,737     2,378     2,311     2,461     2,539     2,602
  2,648     2,412     2,543     2,550     2,509
  2,670     2,618     2,610     2,518
  2,872     2,673     2,571
  2,967     2,641
  2,950




$  (792)  $  (267)  $  (273)  $  (339)  $  (102)  $    (2)  $     -


                    $ 3,102   $ 2,829   $ 3,128   $ 3,289   $ 3,407
                        804       650       721       689       813
                      2,298     2,179     2,407     2,600     2,594

                      3,112     3,274     3,290     3,445
                        801       813       751       843
                      2,311     2,461     2,539     2,602

                      3,513     3,388     3,368
                        970       838       859
                      2,543     2,550     2,509

                      3,603     3,460
                        993       942
                      2,610     2,518

                      3,655
                      1,084
                      2,571
                    $  (553)  $  (631)  $  (240)  $  (156)  $     -



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

The Company's Corporate Headquarters facility, located in Connecticut, is leased. A training facility, located in Virginia, is owned by the Company. In the opinion of Xerox management, its properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform the Company's functions.

Item 3. Legal Proceedings

The information set forth under Note 13 "Litigation" on page 61 of the Company's 1997 Annual Report to Shareholders is incorporated by reference in this document in answer to this item. On March 2, 1998, the court removed the case from the trial calendar and the parties submitted a joint motion for the appointment of a mediator to attempt to mediate the damage counterclaim.

On April 11, 1996, an action was commenced by Accuscan Corp. (Accuscan), in the United States District Court for the Southern District of New York, against Registrant seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The original suit was directed to facsimile products and sought damages for sales between 1990 and 1993. In late January 1998, Accuscan provided to Registrant its expert report on the issue of damages seeking $225,000,000 for infringement not only of facsimile machines but other Registrant hardware. Registrant's expert report states that it is believed that the appropriate amount of damages, if liability should be established, is $150,000. Registrant (i) denies any liability to plaintiff,
(ii) denies that the patent in suit is valid or infringed, and (iii) asserts that the damage calculations used by plaintiff are inconsistent with the facts in numerous respects. Registrant intends to vigorously defend the action. Trial is scheduled for March 23, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

None.



                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Market Information, Holders and Dividends

The information set forth under the following captions on the indicated pages of the Company's 1997 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item:

              Caption                                           Page No.

      Stock Listed and Traded                                      69
      Xerox Common Stock Prices and Dividends                      69
      Eleven Years in Review - Common Shareholders
        of Record at Year-End                                  68 and 69

Recent Sales of Unregistered Securities

During the quarter ended December 31, 1997, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended ("Act"):

(a) Securities Sold: On October 1, 1997 Registrant issued 1,306 shares of Common Stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: A. A. Johnson, B. R. Inman, V. E. Jordan, Jr., Y. Kobayashi, H. Kopper, R. S. Larsen, J. D. Macomber, G. J. Mitchell, N.
J. Nicholas, Jr., J. E. Pepper, M. R. Seger and T. C. Theobald.

(c) The shares were issued at a deemed purchase price of $84.1875 per share (aggregate price of $109,949), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's Restricted Stock Plan For Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6. Selected Financial Data

The following information, as of and for the five years ended December 31, 1997, as set forth and included under the caption "Eleven Years in Review" on pages 68 and 69 of the Company's 1997 Annual Report to Shareholders, is hereby incorporated by reference in this document in answer to this Item:

        Revenues
        Income (loss) from continuing operations
        Per-Share Data - Earnings (loss) from continuing operations
        Total assets
        Long-term debt
        Preferred stock
        Per-Share Data - Dividends declared



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Our Results of Operations and Financial Condition" under the caption "Financial Review" on pages 31-37, 39-41, and 43-45 of the Company's 1997 Annual Report to Shareholders other than the pictures and captions to the pictures is hereby incorporated by reference in this document in answer to this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Xerox Corporation and subsidiaries and the notes thereto and the report thereon of KPMG Peat Marwick LLP, independent auditors, which appear on pages 30, 38, 42, 46-65, and 67 of the Company's 1997 Annual Report to Shareholders, are hereby incorporated by reference in this document in answer to this Item. In addition, also included is the quarterly financial data included under the caption "Quarterly Results of Operations (Unaudited)" on page 66 of the Company's 1997 Annual Report to Shareholders.

The financial statement schedule required herein is filed as "Financial Statement Schedules" pursuant to Item 14 of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.



                                   PART III

The information set forth in "Proposal 1--Election of Directors" in the Company's Notice of the 1998 Annual Meeting of Shareholders and Proxy Statement, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year covered by this report on Form 10-K, is hereby incorporated by reference in this document in answer to this Part III.

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
     Name           Age         Present Position           Position     Since_

Paul A. Allaire*     59    Chairman of the Board, Chief       1991       1983
                           Executive Officer and Chairman
                           of the Executive Committee

G. Richard Thoman*   53    President and Chief                1997       1997
                           Operating Officer

William F. Buehler   58    Executive Vice President,          1997       1991
                           Business Operations

A. Barry Rand        53    Executive Vice President,          1992       1986
                           Customer Operations

Barry D. Romeril     54    Executive Vice President and       1993       1993
                           Chief Financial Officer

Stuart B. Ross       60    Executive Vice President;          1990       1979
                           Chairman and Chief Executive
                           Officer, Xerox Financial
                           Services, Inc.

Allan E. Dugan       57    Senior Vice President,             1992       1990
                           Corporate Strategic Services

John A. Lopiano      59    Senior Vice President; President,  1995       1993
                           Production Systems Group

Mark B. Myers        59    Senior Vice President, Corporate   1992       1989
                           Research and Technology

David R. Myerscough  57    Senior Vice President;             1996       1989
                           Corporate Business Strategy


* Member of Xerox Board of Directors.


Executive Officers of Xerox, Continued

                                                             Year
                                                           Appointed
                                                          to Present   Officer
     Name           Age         Present Position           Position     Since_

Carlos Pascual       52    Senior Vice President; President,  1997       1994
                           U.S. Customer Operations

Richard S. Paul      56    Senior Vice President and          1992       1989
                           General Counsel

Brian E. Stern       50    Senior Vice President; President,  1996       1993
                           Office Document Products Group

Eunice M. Filter     57    Vice President, Treasurer          1990       1984
                           and Secretary

Philip D. Fishbach   56    Vice President and Controller      1995       1990


Each officer named above, with the exception of G. Richard Thoman and Barry D. Romeril, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 1997, Mr. Thoman had been with International Business Machines Corporation (IBM) where he was Senior Vice President and Chief Financial Officer from 1995 to 1997, and Group Executive for the Personal Systems Group from 1994 to 1995. He was President and CEO of Nabisco International from 1992 to 1994. He was Chairman and Co-CEO of Travel Related Services for American Express from 1989 to 1992.

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

 (b) A Current Report on Form 8-K dated October 9, 1997 reporting Item 7 "Financial Statements, Pro-Forma Financial Information and Exhibits" was filed during the last quarter of the period covered by this Report.

 (c) The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 1998 Proxy Statement are preceded by an asterisk (*).



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 XEROX CORPORATION


                                            By:  /s/ Barry D. Romeril_________
                                                 Executive Vice President and
                                                 Chief Financial Officer
March 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 23, 1998



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


/s/ Antonia Ax:son Johnson                           Director


/s/ Yotaro Kobayashi                                 Director


/s/ Ralph S. Larsen                                  Director


/s/ John D. Macomber                                 Director


/s/ George J. Mitchell                               Director


/s/ N. J. Nicholas, Jr.                              Director


/s/ John E. Pepper                                   Director


/s/ Patricia F. Russo                                Director


/s/ Martha R. Seger                                  Director


/s/ Thomas C. Theobald                               Director


/s/ G. Richard Thoman                                Director



Report of Independent Auditors



To the Board of Directors and Shareholders of Xerox Corporation


Under date of January 23, 1998, we reported on the consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Xerox Corporation 1997 Annual Report to Shareholders on pages 30, 38, 42, and 46-65. These consolidated financial statements and our report thereon are incorporated by reference in the 1997 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG PEAT MARWICK LLP



Stamford, Connecticut
January 23, 1998



Index to Financial Statements and Schedule

Financial Statements:

   Consolidated statements of income of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1997

   Consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 1997 and 1996

   Consolidated statements of cash flows of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1997

   Notes to consolidated financial statements

   Report of Independent Auditors

   Quarterly Results of Operations (unaudited)

      The above consolidated financial statements, related notes, report thereon and the quarterly results of operations which appear on pages 30, 38, 42, 46-65, 67, and 66 of the Company's 1997 Annual Report to Shareholders are hereby incorporated by reference in this document.

Commercial and Industrial (Article 5) Schedule:

II - Valuation and qualifying accounts


All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.


                                                                   SCHEDULE II

Valuation and Qualifying Accounts
Year ended December 31, 1997, 1996 and 1995

                                           Additions
                             Balance at    charged to   Deductions,   Balance
                              beginning     costs and     net of       at end
(in millions)                 of period     expenses    recoveries   of period

1997
Allowance for Losses on:
   Accounts Receivable            $ 92          $ 84         $ 84         $ 92
   Finance Receivables             347           181          139          389
Deferred Tax Valuation
   Allowance                         -             -            -            -
                                  $439          $265         $223         $481

1996
Allowance for Losses on:
   Accounts Receivable            $ 90          $ 73         $ 71         $ 92
   Finance Receivables             322           186          161          347
Deferred Tax Valuation
   Allowance                        20             -           20            -

                                  $432          $259         $252         $439

1995
Allowance for Losses on:
   Accounts Receivable            $ 79          $ 81         $ 70         $ 90
   Finance Receivables             320           154          152          322
Deferred Tax Valuation
   Allowance                        34            -            14           20

                                  $433          $235         $236         $432



Index of Exhibits

Document and Location

(3) (a) Restated Certificate of Incorporation of Registrant filed by the Department of State of New York on October 29, 1996.

            Incorporated by reference to Exhibit 3(a)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

    (b)     By-Laws of Registrant, as amended through February 2, 1998.

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

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-13179.

    (d) Indenture dated as of October 1, 1997 among Registrant, Xerox Overseas Holding PLC, Xerox Capital (Europe) plc (as successor to Rank Xerox Capital (Europe) plc) and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant and unlimited amounts of guaranteed debt securities which may be issued from time to time by the other issuers when and as authorized by or pursuant to a resolution or resolutions of the Board of Directors of Registrant or the other issuers, as applicable.

            Incorporated by reference to Exhibit 4(b) to Registration Statement Nos. 333-34333, 333-34333-01 and 333-34333-02.



    (e) Indenture dated as of March 1, 1988, as supplemented by the First Supplemental Indenture dated as of July 1, 1988, between Xerox Credit Corporation (XCC) and The First National Bank of Chicago relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-20640 and to Exhibit 4(a)(2) to XCC's Current Report on Form 8-K dated July 13, 1988.

    (f) Indenture dated as of March 1, 1989, as supplemented by the First Supplemental Indenture dated as of October 1, 1989, between XCC and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

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

(10) The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 1998 Proxy Statement are preceded by an asterisk (*).

   *(a) Registrant's 1976 Executive Long-Term Incentive Plan, as amended through February 4, 1991.

            Incorporated by reference to Exhibit (10)(a) to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1991.

   *(b) Registrant's 1991 Long-Term Incentive Plan, as amended through May 15, 1997.

            Incorporated by reference to Registrant's Notice of the 1997 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

    (c)     Registrant's 1996 Non-Employee Director Stock Option Plan.

            Incorporated by reference to Registrant's Notice of the 1996 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

   *(d)     Description of Registrant's Annual Performance Incentive Plan.

   *(e) Registrant's 1997 Restatement of Registrant's Unfunded Retirement Income Guarantee Plan.

            Incorporated by reference to Exhibit 10(e) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.

   *(f)     1997 Restatement of Registrant's Unfunded Supplemental Retirement
            Plan.

            Incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.

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

            Incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1989.

   *(j) Registrant's Contributory Life Insurance Program, as amended as of January 30, 1998.

    (k) Registrant's Deferred Compensation Plan for Directors, 1997 Amendment and Restatement.

            Incorporated by reference to Exhibit 10(k) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.

   *(l) Registrant's Deferred Compensation Plan for Executives, 1997 Amendment and Restatement.

            Incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.

   *(m)     Executive Performance Incentive Plan.

            Incorporated by reference to Registrant's Notice of the 1995 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

(11)        Statement re computation of per share earnings.

(12)        Computation of Ratio of Earnings to Fixed charges.

(13) Pages 30 through 69 of Registrant's 1997 Annual Report to Shareholders.

(21)        Subsidiaries of the Registrant.

(23)        Consent of KPMG Peat Marwick LLP.

(27)        Financial Data Schedule (in electronic form only).