Form 10-Q
period 1998-03-31
XEROX CORP
filed 1998-05-13
CIK 108772

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended: March 31, 1998

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at April 30,1998

Common Stock                            328,234,105  shares

	      This document consists of 29 pages.


Forward-Looking Statements

From time to time Xerox Corporation (the Registrant or the Company) and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Registrant does not intend to update these forward-looking statements.

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

Transition to Digital - presently black and white light-lens copiers represent approximately half the Registrant's revenues. This segment of the general office is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

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

Restructuring - the Registrant's ability to ultimately reduce pre-tax annual expenditures by approximately $1 billion is dependent upon its ability to successfully implement the 1998 restructuring program including the elimination of 9,000 jobs worldwide, the closing and consolidation of facilities,and the successful implementation of process and systems changes.




			   Xerox Corporation
			       Form 10-Q
			    March 31, 1998

Table of Contents
							     Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         5

      Consolidated Balance Sheets                               6

      Consolidated Statements of Cash Flows                     7

      Notes to Consolidated Financial Statements                8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      13

      Discontinued Operations                                  19

      Capital Resources and Liquidity                          22

      Risk Management                                          24

Part II - Other Information

   Item 1. Legal Proceedings                                   25

   Item 2. Changes in Securities                               25

   Item 6. Exhibits and Reports on Form 8-K                    26

Signatures                                                     27

Exhibit Index

   Computation of Net Income per Common Share                  28

   Computation of Ratio of Earnings to Fixed Charges           29

Financial Data Schedule           (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor


PART I - FINANCIAL INFORMATION

Item 1                           Xerox Corporation
		      Consolidated Statements of Income (Unaudited)

						    Three months ended
							   March 31,
(In millions, except per-share data)                    1998     1997

Revenues
  Sales                                              $ 2,216  $ 1,976
  Service and rentals                                  1,822    1,788
  Finance income                                         266      253
  Total Revenues                                       4,304    4,017


Costs and Expenses
  Cost of sales                                        1,242    1,118
  Cost of service and rentals                            984      907
  Equipment financing interest                           142      129
  Research and development expenses                      236      258
  Selling, administrative and general
    expenses                                           1,199    1,174
  Other, net                                              56        3
  Total Costs and Expenses                             3,859    3,589


Income before Income Taxes, Equity Income
  and Minorities' Interests                              445      428

  Income taxes                                           147      150
  Equity in net income of unconsolidated
    affiliates                                            14       22
  Minorities' interests in earnings of
    subsidiaries                                          11       30

Income from Continuing Operations                        301      270

Discontinued Operations                                 (190)       -

Net Income                                            $  111  $   270


Basic Earnings (Loss) per Share
  Continuing Operations                               $ 0.88  $  0.79
  Discontinued Operations                              (0.58)       -
Basic Earnings per Share                              $ 0.30  $  0.79


Diluted Earnings (Loss) per Share
  Continuing Operations                               $ 0.84  $  0.75
  Discontinued Operations                              (0.52)       -
Diluted Earnings per Share                            $ 0.32  $  0.75

See accompanying notes.




				Xerox Corporation
			    Consolidated Balance Sheets

					     March 31,     December 31,
(In millions, except share data in thousands)    1998             1997
Assets                                     (Unaudited)

Cash                                         $     19          $    75
Accounts receivable, net                        2,256            2,145
Finance receivables, net                        4,639            4,599
Inventories                                     3,087            2,792
Deferred taxes and other current assets         1,115            1,155

  Total Current Assets                         11,116           10,766

Finance receivables due after one year, net     7,645            7,754
Land, buildings and equipment, net              2,373            2,377
Investments in affiliates, at equity            1,309            1,332
Goodwill                                        1,385            1,375
Other assets                                    1,160            1,103
Investment in discontinued operations           2,563            3,025

Total Assets                                 $ 27,551         $ 27,732


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  3,725        $   3,707
Accounts payable                                  622              776
Accrued compensation and benefit costs            504              811
Unearned income                                   216              205
Other current liabilities                       2,002            2,193

  Total Current Liabilities                     7,069            7,692

Long-term debt                                  9,663            8,779
Postretirement medical benefits                 1,085            1,079
Deferred taxes and other liabilities            2,306            2,469
Discontinued operations liabilities -
  policyholders' deposits and other             1,456            1,693
Deferred ESOP benefits                           (434)            (434)
Minorities' interests in equity of subsidiaries   127              127
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                      637              637
Preferred stock                                   705              705
Common shareholders' equity                     4,937            4,985

Total Liabilities and Equity                 $ 27,551        $  27,732

Shares of common stock issued and outstanding      327,793           326,241

See accompanying notes.





			     Xerox Corporation
		 Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31  (In millions)             1998         1997

Cash Flows from Operating Activities
Income from Continuing Operations                     $ 301       $  270
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                         200          159
  Provisions for doubtful accounts                       45           47
  Provision for postretirement medical
    benefits, net of payments                            11            9
  Minorities' interests in earnings of subsidiaries      11           30
  Undistributed equity in income of affiliated companies (9)         (23)
  Increase in inventories                              (410)        (283)
  (Increase) Decrease in finance receivables            (45)          60
  Increase in accounts receivable                      (125)        (132)
  Decrease in accounts payable and accrued
    compensation and benefit costs                     (472)        (323)
  Net change in current and deferred income taxes       (16)         (12)
  Other, net                                           (290)        (135)
Total                                                  (799)        (333)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (88)         (84)
  Proceeds from sales of land, buildings and equipment    7           15
  Other, net                                              1            -
Total                                                   (80)         (69)

Cash Flows from Financing Activities
  Net change in debt                                    894          (45)
  Dividends on common and preferred stock              (133)        (119)
  Proceeds from sale of common stock                     26           66
  Repurchase of common and preferred stock               (1)        (100)
  Dividends to minority shareholders                     (3)           -
  Net proceeds from issuance of mandatorily
    redeemable preferred securities                       -          637
Total                                                   783          439
Effect of Exchange Rate Changes on Cash                   5           (6)

Cash Provided (Used) by Continuing Operations           (91)          31

Cash Provided (Used) by Discontinued Operations          35         (104)
Decrease in Cash                                        (56)         (73)

Cash at Beginning of Period                              75          104

Cash at End of Period                                $   19       $   31

See accompanying notes.





1. The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Corporation ("the Company") in accordance with the accounting policies described in its 1997 Annual Report to Shareholders and should be read in conjunction with the notes thereto.

Effective 1998, Fuji Xerox changed its reporting period from a fiscal year ending December 20 to a fiscal year ending December
31. The results of operations during the period between the end of the 1997 fiscal year and the beginning of the new fiscal year (the stub period) amounted to a loss of $6 million. The loss was debited to retained earnings.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.  Inventories consist of (in millions):

					 March 31,     December 31,
					     1998             1997

Finished products                       $   1,711         $  1,549
Work in process                               121               97
Raw materials and supplies                    547              406
Equipment on operating leases, net            708              740
    Total                               $   3,087         $  2,792


3. On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. We will record a second quarter provision of approximately $1.0 billion after taxes related to severance and other exit costs and the write-down of certain assets. The program will include:

- Consolidating 56 European customer support centers into one facility and implementing a shared services organization which will centralize order entry, invoicing, and other back-office operations.
- Streamlining manufacturing, logistics, distribution and service operations. This will include centralizing U.S. parts depots and outsourcing storage and distribution.
- Overhauling our administrative processes and associated resources, including closing one of four geographically -organized U.S. customer administrative centers.

The severance costs will result from the elimination of approximately 9,000 jobs worldwide through layoffs and voluntary reductions.


4. On March 5, 1998, we announced an agreement to acquire XLConnect Solutions, Inc. ("XLConnect"), an information technology services company, and its parent Company, Intelligent Electronics, Inc. ("Intelligent Electronics") for $415 million in cash. Under the agreement, we will acquire Intelligent Electronics, which holds an 80% interest in XLConnect, for $7.60 per share. In addition, we will acquire the 20% of XLConnect shares publicly held for $20 per share. The transaction must be approved by the stockholders of both Intelligent Electronics and XLConnect. The transaction, which is subject to customary closing conditions, including regulatory approval, is expected to close in the second quarter of 1998.

5.  Common shareholders' equity consists of (in millions):

					 March 31,     December 31,
					     1998             1997

Common stock                             $    329         $    327
Additional paid-in-capital                  1,351            1,303
Retained earnings                           4,033            4,060
Net unrealized gain (loss) on
  investment securities                        (1)              (1)
Translation adjustments                      (775)            (704)
Total                                    $  4,937         $  4,985

Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale.

Comprehensive income for the three months ending March 31, 1998 and 1997 is as follows (in millions):

				  March 31,        March 31,
					     1998             1997
Net income                               $    111         $    270
Fuji Xerox stub period income(loss)            (6)               8
Translation adjustments                       (71)            (201)
Unrealized appreciation of equity
  adjustments                                   -                2
Comprehensive Income                     $     34         $     79

6. Interest expense totaled $156 million and $135 million for the three months ended March 31, 1998 and 1997, respectively.


7. Summarized operating results of Insurance for the three months ending March 31, 1998 and 1997 follow (in millions):

						 March 31,        March 31,
						     1998             1997

Revenues
Insurance premiums earned                           $ 231            $ 424
Investment and other income                            49              111
Total Revenues                                        280              535
Costs and Expenses
Insurance losses and loss expenses                    196              365
Insurance acquisition costs and
 other operating expenses                              95              148
Interest expense                                       26               49
Administrative and general expenses                     4               32
Total Costs and Expenses                              321              594
Realized Capital Gains                                  3                6
Income (Loss) Before Income Taxes                     (38)             (53)
Income Tax Benefits                                    14               21
Income (Loss) From Insurance *                      $ (24)           $ (32)

* The above operating results exclude the gains and losses related to sales of the Insurance subsidiaries and the $190 million after-tax write -off taken in the first quarter of 1998. The loss from Insurance operations as set forth above and the sale-related impacts (excluding the $190 million after-tax write-off), were charged to reserves established for this purpose and, therefore, did not impact our earnings.

The net assets at March 31, 1998 and December 31, 1997 of the
Insurance businesses included in our consolidated balance sheets as discontinued operations are as follows (in millions):

						    March 31,     December 31,
							1998             1997
Insurance Assets
Investments                                          $ 3,593          $ 4,597
Reinsurance recoverable                                  859            1,459
Premiums and other receivables                           592              592
Deferred taxes and other assets                          926            1,082
Total Insurance assets                               $ 5,970          $ 7,730

Insurance Liabilities
Unpaid losses and loss expenses                      $ 3,597          $ 4,999
Unearned income                                          452              541
Notes payable                                            115              250
Other liabilities                                        954              864
Total Insurance liabilities                          $ 5,118          $ 6,654
Investment in Insurance, net                         $   852          $ 1,076

On March 11, 1998, we announced an agreement to sell Crum &
Forster Holdings, Inc. (CFI) to Fairfax Financial Holdings
Limited (Fairfax) of Toronto. Upon closing, the transaction will effectively complete the sale of the Talegen Holdings, Inc.
insurance properties.

Under terms of the agreement, Fairfax will acquire the stock of CFI for total consideration of $680 million, including the repayment of $115 million of debt. We will incur approximately $75 million in transaction-related costs. The transaction, expected to close by the third quarter, is subject to customary closing conditions and regulatory approval.

Upon completion of this transaction, we will have effectively completed our exit from insurance and financial services. A write-off of $190 million, after tax, was taken as of March 31, 1998.

8.  Litigation

Continuing Operations

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Subsequently, a single corporate entity, CSU,L.L.C.("CSU") was substituted for the three affiliated companies. CSU claims damages predominately resulting from the Company's alleged refusal to sell parts for high volume copiers and printers to CSU prior to 1994. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as CSU, were not included in that class action. In its complaint CSU alleges monetary damages in the form of lost profits in excess of $10 million (to be trebled) and injunctive relief. In a report prepared, pursuant to Rule 26(a)2)B)of the Federal Rules of Civil Procedure, an accountant retained by CSU as an expert indicated that he planned to testify at trial that, allegedly as a result of Xerox' conduct, CSU will have lost profits of approximately $75 million. The Company has asserted counterclaims against CSU alleging patent and copyright infringement, misappropriation of Xerox trade secrets and conversion. On December 11, 1995, the District Court issued a preliminary injunction against CSU for copyright infringement. On April 8, 1997, the District Court granted partial summary judgment in favor of the Company on CSU's antitrust claims, ruling that the Company's unilateral refusal to sell or license its patented parts cannot give rise to antitrust liability. The Court's ruling did not preclude a finding of antitrust liability based upon other allegations of exclusionary conduct, including the refusal to sell unpatented parts. The District Court also granted summary judgment in favor of the Company on its patent infringement claim, leaving open with respect to patent infringement only the issues of willfulness and the amount of damages, and granted partial summary judgment in favor of the Company with respect to some of its claims of copyright infringement. On March 30, 1998 the District Court appointed a mediator to mediate counterclaim infringement damages. No mediation date has been set.

On April 11, 1996, an action was commenced by Accuscan Corp. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The original suit was directed to facsimile products and sought damages for sales between 1990 and 1993. In late January 1998, Accuscan provided to the Company its expert report on the issue of damages seeking $225,000,000 for infringement not only of facsimile machines but other Company hardware. The Company's expert report states that it is believed that the appropriate amount of damages, if liability should be established, is $150,000. The Company (i) denies any liability to plaintiff,
(ii) denies that the patent in suit is valid or infringed, and
(iii) asserts that the damage calculations used by plaintiff are inconsistent with the facts in numerous respects. The Company intends to vigorously defend the action. On April 1, 1998, the jury entered a verdict in favor of Accuscan against the Company for infringement of a patent which expired in 1993. The verdict in favor of Accuscan was for $40,000,000. The Company believes that the verdict should be set aside and will make appropriate motions to the Court regarding the verdict and will vigorously pursue any appeal required.

9. Subsequent Event

In April, we issued convertible subordinated debentures for net proceeds of $575 million. The proceeds were used to reduce commercial paper. The amount due upon maturity in April 2018 is $1,012 million, resulting in an effective interest rate of 3.625% per annum, including 1.003% payable in cash semiannually, beginning in October 1998. These debentures are convertible at any time at the option of the holder into 3.904 shares of our stock per $1,000 principal amount at maturity of debentures.



Item 2                   Xerox Corporation
	     Management's Discussion and Analysis of
	   Results of Operations and Financial Condition

 Document Processing

Summary

Income from continuing operations increased 12 percent to $301 million in the 1998 first quarter from $270 million in the 1997 first quarter. Including a previously announced after-tax charge of $190 million in connection with the final exit of the Company's discontinued financial services operations, income was $111 million in the quarter.

Revenues of $4.3 billion in the quarter represented 10 percent growth on a pre-currency basis, the second consecutive quarter of double-digit revenue growth. After the adverse effect of currency, revenue growth was 7 percent. The pre-currency revenue growth was driven by 17 percent growth in equipment sales
(excluding OEM sales).

Diluted earnings per share from continuing operations increased 12 percent to $0.84 in the first quarter.

Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth."

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency, primarily in Europe. When compared with the average of the major European currencies on a revenue weighted basis, the U.S. dollar was approximately 6 percent stronger in the 1998 first quarter than in the 1997 first quarter; only the pound sterling was stronger. As a result, currency translation had an unfavorable impact of over 2 percentage points on total revenues in the 1998 first quarter.

Revenues denominated in currencies where the local currency is the functional currency are not hedged for purposes of translation into U.S. dollars.


Revenues

For the major product categories, the pre-currency revenue growth rates were as follows:

				     1997                1998_
			    Q1   Q2   Q3   Q4   FY        Q1

Total Revenues              5%   6%   9%   10%   7%       10%

Digital Products           18   24   26    31   25        35
Light Lens Copiers         (2)  (3)   1    (2)  (2)       (4)

Digital product revenue growth accelerated to 35 percent in the 1998 first quarter, reaching 39 percent of total revenues compared with 32 percent of total revenues in the 1997 first quarter. Orders and installations of the black and white Document Centre digital copiers introduced in April 1997 represented 15 percentage points of the year-over-year digital revenue growth. Color copying and printing grew 43 percent in the 1998 first quarter, with continued excellent growth in the DocuColor 40 and Empress 5750 6 page-per-minute office color copier. Production publishing grew 16 percent in the 1998 first quarter and computer printing grew 5 percent.

Black-and-white light lens copier revenues declined 4 percent in the 1998 first quarter due to customer transition to the Company's new digital products and continued pricing pressures. These revenues were 46 percent of total revenues in the 1998 first quarter compared with 53 percent of total revenues in the 1997 first quarter.

Geographically, the pre-currency revenue growth rates were as follows:

				     1997                1998_
			    Q1   Q2   Q3   Q4   FY        Q1

Total Revenues              5%   6%   9%   10%  7%        10%

United States               6    3    7    11   7          7
Xerox Limited               3    6   11    10   7         13
Other Areas                 3   11   11     7   8         11

Memo:  Fuji Xerox          10    3    3    (2)  3          1

First quarter U.S. revenue growth was driven by excellent digital equipment sales and document outsourcing.


Xerox Limited (formerly Rank Xerox and now fully owned by Xerox) and related companies manufacture and market Xerox products principally in Europe. Xerox Limited growth was driven by excellent digital equipment sales and document outsourcing growth and strong growth in supplies. Holland had excellent revenue growth in the first quarter, Italy and Spain had strong growth and the U.K. and France had good growth, but revenue in Germany declined modestly.

Other Areas include operations principally in Latin America, Canada and China. Growth in Other Areas was driven by strong equipment sales and excellent document outsourcing growth. Revenue growth in Brazil was strong in the first quarter with excellent equipment sales of low volume products to smaller customers. Mexico and a number of the smaller Latin American affiliates, including Argentina and Chile, had strong growth in the first quarter while revenue in Canada grew modestly.

Fuji Xerox Co., Ltd., an unconsolidated entity, jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan, Australia, New Zealand, and other areas of the Pacific Rim. The 1998 first quarter reflects modest revenue growth in Japan while revenue declined in Fuji Xerox' other Asian territories due to difficult economic conditions.

The pre-currency growth rates by type of revenue were as follows:

				      1997                1998_
			     Q1   Q2   Q3   Q4   FY        Q1

Total Revenues               5%   6%   9%   10%   7%       10%

Sales                        5    6   12    13   10        15
  Equipment (Excluding OEM) 10   11   21    16   15        17
  Supplies                   1    2    2     5    2         8
  Paper                     (9)  (1)   8     9    2        15

Service/Rentals/
 Outsourcing/Other           4    5    6     6    5         4
  Service                   (2)   1    2     1    1         3
  Rentals                  (11)  (8) (10)   (7)  (9)       (9)
  Document Outsourcing *    41   36   31    33   35        24

Finance Income               2    5    -     3    2         8

Memo: Revenues Excluding
       Equipment Sales       2    3    5     5    4         6

* Excludes equipment in outsourcing contracts that are accounted for as sales.

Equipment sales in the 1998 first quarter grew 17 percent and represented the sixth consecutive quarter of double-digit growth, reflecting excellent growth in digital product sales. Approximately 39 percent of 1998 first quarter equipment sales was due to products introduced in 1997, including the company's new line of black-and-white digital copiers, the 5750 Empress color copier/printer, the DocuPrint N32 black and white laser printer, and the DocuTech 6180.

Supplies sales growth accelerated in the first quarter of 1998 due to excellent indirect channel sales and good competitive supplies growth.

Paper sales: Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. Strong revenue growth in the 1998 first quarter primarily reflects volume increases in part due to expanding distribution channels.

Combined service, rental, document outsourcing and other revenues grew 4 percent in the 1998 first quarter. Service revenues grew 3 percent as the impact of higher machine populations resulting from higher equipment sales was partially offset by competitive price pressures. Rental revenues continued to decline, due primarily to customers' preference for purchase or document outsourcing rather than rental.

Document Outsourcing revenues are split between Equipment Sales and Document Outsourcing. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included as Equipment Sales on the income statement. All other document outsourcing revenue, including service, equipment rental, supplies, paper, and labor, are included in Service/Rentals/Outsourcing/Other on the income statement. This has the effect of diverting some revenues from supplies, paper, service and rental. The excellent Document Outsourcing growth reflects the trend of customers focusing on their core businesses and outsourcing their document processing requirements to Xerox. Document Outsourcing revenue growth slowed somewhat in the 1998 first quarter compared with our expectations for the full year.

Finance income: Our strategy for financing equipment sales in the industrialized economies is to charge a spread over our cost of borrowing and to lock in that spread by match funding the finance receivables with borrowings of similar maturities. Good growth in the financing of equipment sales in the U.S., Europe, and Latin America has been partially offset by lower average interest rates.



Gross Profit and Expenses

The gross margins by revenue stream were as follows:

				       1997                 1998_
			    Q1    Q2    Q3    Q4    FY       Q1

Total Gross Margin        46.4% 47.8% 46.5% 47.0% 46.9%    45.0%

Sales                     43.5  46.1  45.8  47.8  46.1     43.9
Service/Rent/DocOut       49.2  49.8  47.4  45.4  47.9     46.0
Financing                 48.9  49.2  47.3  48.0  48.4     46.5

The total gross margin declined by 1.4 percentage points in the 1998 first quarter from the 1997 first quarter due to business mix, including the increasing proportion of lower margin indirect channels and Document Outsourcing business, continued competitive price pressures and adverse currency, partially offset by productivity.

The sales gross margin improved by 0.4 percentage points from the 1997 first quarter due to equipment product mix and manufacturing productivity, partially offset by competitive pricing pressures, adverse currency, and an increasing proportion of lower margin indirect channels business.

The service, rentals and document outsourcing gross margin declined by 3.2 percentage points from the 1997 first quarter due primarily to the higher growth in lower margin document outsourcing revenue, a spike in some service costs, continued pricing pressures and adverse currency, partially offset by productivity. The lower document outsourcing gross margin compared with the combined service, rentals and document outsourcing gross margin reflects the impact of the labor content in the document outsourcing business. The financing gross margin declined by 2.4 percentage points as the interest rate spreads have narrowed consistent with the current lower interest rate environment.

Research and development (R&D) expense declined 9 percent in the 1998 first quarter due to product program calendarization. We continue to invest in technological development to maintain our premier position in the rapidly changing document processing market. Xerox R&D is strategically coordinated with that of Fuji Xerox which invested $612 million in R&D in the 1997 full year, for a combined total of $1.7 billion. Combined Xerox and Fuji Xerox R&D spending was slightly lower compared with the 1997 first quarter.

Selling, administrative and general expenses (SAG) increased 4 percent in the 1998 first quarter due to sales coverage and advertising investments, while general and administrative expenses declined. SAG was 27.9 percent of revenue, 1.3 percentage points better than the 1997 first quarter, primarily due to continuing productivity initiatives and expense controls.

Worldwide employment increased by 1,000 in the 1998 first quarter to 92,400 as a result of the net hiring of 800 employees for the company's fast-growing document outsourcing business, and 300 for increased sales coverage, partially offset by attrition in other areas.

The $53 million increase in other expenses, net, from the 1997 first quarter was due to increased non-financing interest expense and goodwill amortization associated with our June 1997 acquisition of The Rank Group's remaining interest in Xerox Limited, increased Year 2000 remediation costs, and increased currency losses from balance sheet translation due to currency devaluation primarily in Mexico.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes increased 4 percent to $445 million in the 1998 first quarter from $428 million in the 1997 first quarter.

The effective tax rate was 33.0 percent in the 1998 first quarter compared with 35.1 percent in the 1997 first quarter due to the changing mix of profits from our worldwide operations. We expect the 1998 full year effective tax rate to be in line with the first quarter.

Equity in the net income of unconsolidated affiliates is principally the Xerox Limited share of Fuji Xerox income. Total equity in net income decreased in the 1998 first quarter due to lower Fuji Xerox income reflecting difficult economic conditions and adverse currency translation. We expect these factors to continue to adversely affect Fuji Xerox' operations for the rest of the year.

The Minorities' interests reduction in the 1998 first quarter was due primarily to our June 1997 acquisition of the remaining interest in Xerox Limited.

In April 1998, the Company announced a worldwide restructuring to enhance its competitive position and further align its cost structure with the demands of the digital world. The company will take an after-tax charge of approximately $1 billion in the second quarter to cover the costs of the program which include the elimination of about 9,000 jobs worldwide through voluntary reductions and layoffs; the closing and consolidation of facilities; and the write-down of certain assets.

When fully implemented, the ongoing pre-tax savings from the restructuring initiatives will be approximately $1 billion annually. Initially, more than half of the savings will be reinvested to implement process and systems changes in order to enable the restructuring, and in ongoing efforts to broaden and strengthen marketing programs and distribution channels to enhance revenue growth. Paybacks will be spread over three or four years, particularly in Europe where the process of implementation is more complex.

Sales, administrative and general expenses as a percentage of revenue will move from the high 20's to the low 20's over time, driven primarily by large reductions in overhead costs. Manufacturing and service productivity will also improve. These benefits will be somewhat offset by slightly lower gross margins overall due to the increasing proportion of business conducted through indirect sales channels and outsourcing.

We have announced the reactivation of our $1 billion stock repurchase program, which was suspended last year when we acquired the remaining financial interest in Rank Xerox, now Xerox Limited. Between February 1996 and the program suspension in June 1997, we repurchased 8.5 million shares for $422 million. The level of purchases will depend upon market conditions.

In March 1998, the Company announced the $415 million acquisition of XLConnect Solutions, Inc., an information technology services company, and its parent company, Intelligent Electronics, Inc. The transaction, which must be approved by the stockholders of both Intelligent Electronics and XLConnect, is expected to close during the second quarter. The earnings impact in 1998 will be about neutral, with a positive contribution in 1999 and thereafter.

		   Discontinued Operations

The net investment in the discontinued financial services businesses which includes Insurance, Other Financial Services and Third Party Financing and Real Estate totaled $1,107 million at March 31, 1998 compared with $1,332 million at December 31, 1997. The decrease primarily reflects the sale of Westchester Specialty Group, Inc. (WSG) and a reserve increase recorded in the first quarter, somewhat offset by scheduled funding of reinsurance coverage to the present and former Talegen Holdings, Inc. (Talegen) companies and The Resolution Group, Inc. (TRG) by Ridge Reinsurance Limited (Ridge Re) and interest for the period on the assigned debt. A discussion of the discontinued businesses follows.

Insurance

In 1995, we recorded a $1,546 million after-tax charge in connection with agreements to sell all of our "Remaining" insurance companies, which included Coregis Group, Inc. (Coregis), Crum & Forster Holdings, Inc. (CFI), Industrial Indemnity
Holdings, Inc. (II), WSG, TRG and three insurance-related service companies.

On September 11, 1996, those transactions were terminated. No additional charges were considered necessary as a result of the termination. In September 1996, the Board of Directors of Xerox formally approved a plan of disposal under which we retained investment bankers to assist us in the simultaneous disposition of each of the Remaining insurance and service companies.

Significant progress was made during 1997 and the first quarter of 1998 in the disposition of these companies. Specifically:

- In the first quarter of 1997, we sold certain assets of Apprise Corp., one of Talegen's insurance related service companies. The financial terms of this transaction were not material.

- In the second quarter of 1997, we completed the sale of Coregis for $375 million in cash and the assumption of $75 million in debt.

- In the third quarter of 1997, we completed the sale of II for $365 million in cash and the assumption of $79 million in debt.

- In the fourth quarter of 1997, we completed the sale of TRG for $150 million in cash and a $462 million performance-based instrument to an investor group. Ultimate recovery of the value of this instrument will be dependent on TRG's future cash flows available for dividends.

- In the first quarter of 1998, we completed the sale of WSG for $338 million in cash, less approximately $70 million in transaction-related costs.

- On March 11, 1998, we announced an agreement to sell CFI to Fairfax Financial Holdings Limited of Toronto for $680 million, including the repayment of $115 million in debt. We will incur approximately $75 million in transaction-related costs. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the third quarter of 1998.

Upon completion of the CFI transaction, we will have effectively completed our exit from insurance and financial services. A write-off of $190 million after-tax was recorded in the first quarter of 1998.

Xerox Financial Services, Inc. (XFSI) continues to provide aggregate excess of loss reinsurance coverage to the current and former Talegen and TRG units through Ridge Re, a wholly owned subsidiary. As of April 1998, XFSI is obligated to pay four remaining annual premium installments of $45 million, plus finance charges for coverage totaling $1,109 million (which is net of 15 percent coinsurance). At March 31, 1998, Ridge Re had recognized approximately $648 million of the available coverage.

The net investment in Insurance at March 31, 1998 totaled $852 million compared with a balance of $1,076 million at December 31, 1997. The decrease primarily reflects the sale of WSG and the reserve increase recorded in the first quarter of 1998, somewhat offset by contractual payments to Ridge Re for annual premium installments and associated finance charges and interest on the assigned insurance debt.

Property and Casualty Operating Trends

The industry's profitability can be significantly affected by cyclical competitive conditions, judicial decisions affecting insurers' liabilities and volatile and unpredictable developments, including changes in the propensity of courts to grant large awards, fluctuations in interest rates, inflationary pressures that may tend to affect the size of losses and changes in the investment environment that affect market prices of insurance companies' investments. CFI's operating results have historically been influenced by these industry trends, as well as by its exposure to uncollectible reinsurance, which had been greater than most other insurers.

Other Financial Services

The net investment in Other Financial Services at March 31, 1998 was $127 million compared with $125 million at December 31, 1997.

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

As a result of the Coinsurance Agreements, at March 31, 1998, OakRe retained approximately $1.3 billion of investment portfolio assets (transferred from Xerox Life) and liabilities related to the reinsured SPDA policies. Interest rates on these policies are fixed and were established upon issuance of the respective policies. Substantially all of these policies will reach their rate reset periods through the year 2000 and will be assumed under the Agreements as described above. Xerox Life's portfolio was designed to recognize that policy renewals extended liability "maturities," thereby permitting investments with average duration somewhat beyond the rate reset periods. OakRe's practice is to selectively improve this match over time as market conditions allow.

In connection with the aforementioned sale, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at March 31, 1998. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.

Third Party Financing and Real Estate

Third Party Financing and Real Estate assets at March 31, 1998 totaled $297 million, a $1 million reduction from the December 31, 1997 level.

Capital Resources and Liquidity

Total debt, including ESOP and discontinued operations debt not shown separately in our consolidated balance sheets, was $13,672 million at March 31, 1998 or $769 million more than at December 31, 1997. The changes in consolidated indebtedness since year-end and versus the first three months of 1997 are summarized as follows (in millions):

					1998           1997
Total Debt as of January 1           $12,903        $12,448
Non-Financing Businesses:
Document Processing operations         1,017            635
Discontinued Businesses                 (               161)           126
Total Non-Financing                         856            761
Financing Businesses                        (99)          (353)
Total Operations                         757            408
Shareholder dividends                       136            119
Mandatorily redeemable preferred stock     -           (637)
Currency translation, equity
   issuance and other changes           (124)           (45)
Total Debt as of March 31            $13,672        $12,293


For analytical purposes, total equity includes common equity, ESOP preferred stock, mandatorily redeemable preferred securities and minorities' interests. The following table summarizes the changes in total equity during the first three months of 1998 and 1997 (in millions):

					   1998                     1997
Total equity as of January 1             $6,454          $5,931
Income from Continuing Operations           301             270
Loss from Discontinued Operations                         (190)              -
Shareholder dividends paid                 (136)           (119)
Exercise of stock options                    26              66
Repurchase of common and preferred stock     (1)           (100)
Mandatorily redeemable preferred stock          -             637
All other, net                              (48)           (200)
Balance as of March 31                   $6,406          $6,485

Non-Financing Operations

Operational cash flows are highly seasonal. Due primarily to the timing of incentive compensation payments and inventory build up, our operations tend to use cash in the first quarter and generate cash later in the year.

The following table summarizes Document Processing non-financing operations cash generation and borrowing for the three months ended March 31, 1998 and 1997 (in millions):

				     Cash Generated/(Borrowed)
				 March 31,             March 31,
				     1998                  1997
Document Processing
Non-Financing:
Income                             $   239                  $219
Depreciation and amortization        200                   159
Capital investment, net             (112)                  (76)
Increase in inventories              (378)                 (276)
Decrease in payables and accrued
compensation                        (577)                 (323)
All other, net                      (389)                 (338)
Total                            $(1,017)                $(635)

Three-month cash usage of $1,017 million was $382 million more than in the first three months of 1997 as higher net income and non-cash charges were more than offset by faster inventory growth to support customer demand, and lower compensation accruals due to settlement of three-year bonus plan obligations, and 1998 compensation plan changes.


Financing Businesses

Financing businesses debt was reduced by $99 million and $353 million during the first three months of 1998 and 1997, respectively. This smaller decline in 1998 reflects growth in equipment sales partially offset by currency translation effects related to the strength of the U.S. dollar compared with the major European currencies during the first three months of 1997.

			 Risk Management

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



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information set forth under Note 8 contained in the "Notes to Consolidated Financial Statements" on pages 11-12 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.


Item 2.  Changes in Securities

During the quarter ended March 31, 1998, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a)  Securities Sold:  on January 1, 1998, Registrant issued
     1,568 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R.
     Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi,
     H. Kopper, R.S. Larsen, J.D. Macomber, G.J. Mitchell,
     N.J. Nicholas, Jr., J.E. Pepper, P. F. Russo, M.R. Seger and
	T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $73.875 per share (aggregate price $120,250), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's
     Restricted Stock Plan for Directors.

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

     Exhibit 3 (b) By-Laws of Registrant, as amended through
     February 2, 1998. Incorporated by reference to Exhibit 3 (b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 Financial Data Schedule (in electronic form only).


(b)  Current reports on Form 8-K dated January 16, 1998, March 5,
1998 and March 11, 1998 reporting Item 5 "Other Events" was filed during the quarter for which this Quarterly Report is filed.




			   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





					 XEROX CORPORATION
					   (Registrant)




				   _____________________________
Date: May 13, 1998                     By  Philip D. Fishbach
				   Vice President and Controller
				  (Principal Accounting Officer)