Form 10-Q
period 1998-06-30
XEROX CORP
filed 1998-08-13
CIK 108772

                              FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 1998

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at July 31, 1998

Common Stock                            328,597,847  shares

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

Transition to Digital - presently black and white light-lens copiers represent more than 40% of the Registrant's revenues. This segment of the general office is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

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

Restructuring - the Registrant's ability to ultimately reduce pre-tax annual expenditures by approximately $1 billion is dependent upon its ability to successfully implement the 1998 restructuring program including the elimination of 9,000 jobs worldwide, the closing and consolidation of facilities, and the successful implementation of process and systems changes.

                           Xerox Corporation
                               Form 10-Q
                            June 30, 1998

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         5

      Consolidated Balance Sheets                               6

      Consolidated Statements of Cash Flows                     7

      Notes to Consolidated Financial Statements                8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      14

      Discontinued Operations                                  22

      Capital Resources and Liquidity                          24

      Risk Management                                          26

Part II - Other Information

   Item 1. Legal Proceedings                                   28

   Item 2. Changes in Securities                               28

   Item 4. Submission of Matters to a Vote of Security Holders 28

   Item 6. Exhibits and Reports on Form 8-K                    29

Signatures                                                     31

Exhibit Index

   Computation of Net Income per Common Share                  32

   Computation of Ratio of Earnings to Fixed Charges           33

Financial Data Schedule           (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor

PART I - FINANCIAL INFORMATION

Item 1                           Xerox Corporation
                      Consolidated Statements of Income (Unaudited)

                                        Three months ended    Six months ended
                                             June 30,              June 30,
(In millions, except per-share data)      1998     1997         1998     1997

Revenues
  Sales                               $  2,579  $ 2,283      $ 4,795  $ 4,259
  Service and rentals                    1,895    1,815        3,717    3,603
  Finance income                           268      253          534      506
  Total Revenues                         4,742    4,351        9,046    8,368


Costs and Expenses
  Cost of sales                          1,425    1,231        2,667    2,349
  Cost of service and rentals            1,019      912        2,003    1,819
  Inventory charges                        113        -          113        -
  Equipment financing interest             137      129          279      258
  Research and development expenses        263      278          499      536
  Selling, administrative and general
    expenses                             1,293    1,283        2,492    2,457
  Restructuring and asset impairments    1,531        -        1,531        -
  Other, net                                60       21          116       24
  Total Costs and Expenses               5,841    3,854        9,700    7,443


Income (Loss) before Income Taxes
 (Benefits), Equity Income and
 Minorities' Interests                  (1,099)     497         (654)     925

  Income taxes (benefits)                 (385)     175         (239)     325
  Equity in net income of
    unconsolidated affiliates              (12)     (46)         (26)     (68)
  Minorities' interests in earnings of
    subsidiaries                            10       31           21       61

Income (Loss) from Continuing Operations  (712)     337         (410)     607

Discontinued Operations                      -       -          (190)       -

Net Income (Loss)                      $  (712) $   337      $  (600) $   607


Basic Earnings (Loss) per Share
  Continuing Operations                $ (2.19) $  1.01      $ (1.32) $  1.80
  Discontinued Operations                    -        -        (0.58)       -
Basic Earnings per Share               $ (2.19) $  1.01      $ (1.90) $  1.80


Diluted Earnings (Loss) per Share
  Continuing Operations                $ (2.19) $  0.94      $ (1.32) $  1.69
  Discontinued Operations                    -        -        (0.58)       -
Diluted Earnings per Share             $ (2.19) $  0.94      $ (1.90) $  1.69

See accompanying notes.

                                Xerox Corporation
                            Consolidated Balance Sheets

                                              June 30,     December 31,
(In millions, except share data in thousands)    1998             1997
Assets                                     (Unaudited)

Cash                                         $    142          $    75
Accounts receivable, net                        2,403            2,145
Finance receivables, net                        4,689            4,599
Inventories                                     3,168            2,792
Deferred taxes and other current assets         1,180            1,155

  Total Current Assets                         11,582           10,766

Finance receivables due after one year, net     8,011            7,754
Land, buildings and equipment, net              2,247            2,377
Investments in affiliates, at equity            1,221            1,332
Goodwill, net                                   1,756            1,375
Other assets                                    1,687            1,103
Investment in discontinued operations           2,433            3,025

Total Assets                                 $ 28,937         $ 27,732


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  3,771        $   3,707
Accounts payable                                  678              776
Accrued compensation and benefit costs            676              811
Unearned income                                   212              205
Other current liabilities                       3,016            2,193

  Total Current Liabilities                     8,353            7,692

Long-term debt                                 10,627            8,779
Postretirement medical benefits                 1,090            1,079
Deferred taxes and other liabilities            2,552            2,469
Discontinued operations liabilities -
  policyholders' deposits and other             1,319            1,693
Deferred ESOP benefits                           (434)            (434)
Minorities' interests in equity of subsidiaries   124              127
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                      637              637
Preferred stock                                   699              705
Common shareholders' equity                     3,970            4,985

Total Liabilities and Equity                 $ 28,937        $  27,732

Shares of common stock issued                      328,589           326,241
Shares of common stock outstanding                 328,217           326,241

See accompanying notes.

                             Xerox Corporation
                 Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30  (In millions)                 1998          1997

Cash Flows from Operating Activities
Income (Loss)from Continuing Operations               $ (410)       $  607
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                          393           334
  Provisions for doubtful accounts                       111           114
  Restructuring and other charges                      1,644             -
  Provision for postretirement medical
    benefits, net of payments                             21            20
  Charges against 1998 restructuring reserve            (133)            -
  Minorities' interests in earnings of subsidiaries       21            61
  Undistributed equity in income of affiliated companies (21)          (65)
  Increase in inventories                               (726)         (568)
  Increase in finance receivables                       (476)         (247)
  Increase in accounts receivable                       (224)         (148)
  Decrease in accounts payable and accrued
    compensation and benefit costs                      (224)         (204)
  Net change in current and deferred income taxes       (561)           71
  Other, net                                            (541)         (184)
Total                                                 (1,126)         (209)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (169)         (193)
  Proceeds from sales of land, buildings and equipment    25            19
  Purchase of additional interest in Rank Xerox            -          (812)
  Acquisition of XLConnect, net of cash acquired        (380)            -
  Other, net                                               4           (26)
Total                                                   (520)       (1,012)

Cash Flows from Financing Activities
  Net change in debt                                   1,904           617
  Dividends on common and preferred stock               (265)         (237)
  Proceeds from sale of common stock                      82           100
  Repurchase of common and preferred stock               (47)         (108)
  Dividends to minority shareholders                      (4)           (3)
  Net proceeds from issuance of mandatorily
    redeemable preferred securities                        -           637
Total                                                  1,670         1,006
Effect of Exchange Rate Changes on Cash                   15            (8)

Cash Provided (Used) by Continuing Operations             39          (223)

Cash Provided by Discontinued Operations                  28           237
Increase in Cash                                          67            14

Cash at Beginning of Period                               75           104

Cash at End of Period                                $   142       $   118

See accompanying notes.

                      Xerox Corporation
           Notes to Consolidated Financial Statements

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

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.  Inventories consist of (in millions):

                                         June 30,      December 31,
                                             1998             1997

Finished products                       $   1,788         $  1,549
Work in process                               119               97
Raw materials and supplies                    572              406
Equipment on operating leases, net            689              740
    Total                               $   3,168         $  2,792


3. On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, we recorded a second-quarter, pretax provision of $1,644 million ($1,107 million after taxes including our share, $18 million, of a restructuring charge recorded by Fuji Xerox). The program will include the elimination of approximately 9,000 jobs worldwide, the closing and consolidation of facilities, and the write-down of certain assets to net realizable value. The charges associated with this action include $113 million of inventory charges recorded as cost of revenues, $316 million of asset impairments and $1,215 million for employee termination and other exit costs. Key initiatives will include:
1) Consolidating 56 European customer support centers into one facility and implementing a shared services organization which

                      Xerox Corporation
           Notes to Consolidated Financial Statements

   will generate order entry, invoicing, and other back-office and sales operations.
2) Streamlining manufacturing, logistics, distribution and service operations. This will include centralizing U.S. parts depots and outsourcing storage and distribution.
3) Overhauling our internal processes and associated resources, including closing one of four geographically-organized U.S. customer administrative centers.

 The reductions will occur primarily in administrative functions, but will also impact service, research and manufacturing.

 The following table summarizes the anticipated costs associated with the restructuring program (in millions):

                                            Total
                                           Reserve
 Severance and related costs               $1,017
 Asset impairment                             316
 Lease cancellation and other costs           198
 Inventory charges                            113
 Total                                     $1,644

 As of June 30, 1998, approximately 1,500 employees have left the Company and termination benefits of $120 million have been charged to the reserve. Asset impairment, inventory charges and other charges of $316 million, $113 million and $13 million, respectively, have also been charged against the restructuring reserve. The restructuring reserve balance at June 30, 1998 amounted to $1,082 million which relates to cash expenditures to be incurred primarily in the remainder of 1998 and in 1999.


 4. In May 1998, we acquired XLConnect Solutions, Inc. ("XLConnect"), an information technology services company, and its parent Company, Intelligent Electronics, Inc. ("Intelligent Electronics") for $413 million in cash. The operating results of these companies, which are immaterial, have been included in our consolidated statement of income from the date of acquisition. Based on the allocation of the purchase price, this transaction resulted in goodwill of $395 million (including transaction costs), which is being amortized over 25 years.

                      Xerox Corporation
           Notes to Consolidated Financial Statements

 5.  Common shareholders' equity consists of (in millions):

                                           June 30,     December 31,
                                              1998             1997

 Common stock                             $    330         $    327
 Additional paid-in-capital                  1,436            1,303
 Retained earnings                           3,176            4,060
 Net unrealized gain (loss) on
   investment securities                        (1)              (1)
 Translation adjustments                      (934)            (704)
 Treasury stock                                (37)               -
 Total                                    $  3,970         $  4,985

 Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale.

 Comprehensive income is as follows (in millions):

                                          Three months ended  Six months ended
                                         June 30,          June 30,
                                              1998      1997     1998     1997
 Net income (loss)                          $ (712)   $  337   $ (600)  $  607
 Fuji Xerox stub period income(loss)             -         -       (6)       8
 Translation adjustments                      (159)       17     (230)    (184)
 Unrealized appreciation of equity
   investments                                   -         -        -        2
 Comprehensive Income (loss)                $ (871)   $  354   $ (836)  $  433

 6. In April 1998, we issued convertible subordinated debentures for net proceeds of $575 million. The proceeds were used to reduce commercial paper. The amount due upon maturity in April 2018 is $1,012 million, resulting in an effective interest rate of 3.625% per annum, including 1.003% payable in cash semiannually, beginning in October 1998. These debentures are convertible at any time at the option of the holder into 3.904 shares of our stock per $1,000 principal amount at maturity of debentures.

 7. Interest expense totaled $334 million and $288 million for the six months ended June 30, 1998 and 1997, respectively.

                      Xerox Corporation
           Notes to Consolidated Financial Statements

 8. Summarized operating results of Insurance follow (in millions):

                                         Three months ended   Six months ended
                                               June 30,            June 30,
                                            1998     1997       1998     1997

 Revenues
 Insurance premiums earned                $  224   $  381     $  455   $  805
 Investment and other income                  51      112        100      223
     Total Revenues                          275      493        555    1,028
 Costs and Expenses
 Insurance losses and loss expenses          195      556        391      921
 Insurance acquisition costs and
   other operating expenses                   88      129        183      277
 Interest expense                             27       49         53       98
 Administrative and general expenses           4       (2)         8       30
     Total Costs and Expenses                314      732        635    1,326
 Realized Capital Gains                        2        1          5        7
 Income (Loss) Before Income Taxes           (37)    (238)       (75)    (291)
 Income Tax Benefits                          27       85         41      106
 Income (Loss) From Insurance *           $  (10)  $ (153)    $  (34)  $ (185)

 * The above operating results exclude the gains and losses related to sales of the Insurance subsidiaries and the $190 million after-tax write-off taken in the first quarter of 1998. The loss from Insurance operations as set forth above and the sale-related impacts (excluding the $190 million after-tax write-off), were charged to reserves established for this purpose and, therefore, did not impact our earnings.

 The net assets at June 30, 1998 and December 31, 1997 of the
Insurance businesses included in our consolidated balance sheets as discontinued operations are as follows (in millions):

                                                     June 30,     December 31,
                                                         1998             1997
 Insurance Assets
 Investments                                          $ 3,520          $ 4,597
 Reinsurance recoverable                                  847            1,459
 Premiums and other receivables                           562              592
 Deferred taxes and other assets                          896            1,082
 Total Insurance assets                               $ 5,825          $ 7,730

 Insurance Liabilities
 Unpaid losses and loss expenses                      $ 3,578          $ 4,999
 Unearned income                                          421              541
 Notes payable                                            115              250
 Other liabilities                                        837              864
 Total Insurance liabilities                          $ 4,951          $ 6,654
 Investment in Insurance, net                         $   874          $ 1,076

 On March 11, 1998, we announced an agreement to sell Crum &
Forster Holdings, Inc. (CFI) to Fairfax Financial Holdings
Limited (Fairfax) of Toronto. Upon closing, the transaction will effectively complete the sale of the Talegen Holdings, Inc.
insurance properties.

                      Xerox Corporation
           Notes to Consolidated Financial Statements

 Under terms of the agreement, Fairfax will acquire the stock of CFI for total consideration of $680 million, including the repayment of $115 million of debt. We will incur approximately $75 million in transaction-related costs. The transaction, expected to close in the third quarter, is subject to customary closing conditions and regulatory approval.

 Upon completion of this transaction, we will have effectively completed our exit from insurance and financial services. A write-off of $190 million, after tax, was taken as of March 31, 1998.


9.  Litigation

Continuing Operations

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Subsequently, a single corporate entity, CSU,L.L.C.("CSU") was substituted for the three affiliated companies. CSU claims damages predominately resulting from the Company's alleged refusal to sell parts for high volume copiers and printers to CSU prior to 1994. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as CSU, were not included in that class action. The Company has asserted counterclaims against CSU alleging patent and copyright infringement relating to the copying of diagnostic software and service manuals. On April 8, 1997, the District Court granted partial summary judgment in favor of the Company on CSU's antitrust claims, ruling that the Company's unilateral refusal to sell or license its patented parts cannot give rise to antitrust liability. The Court's ruling did not preclude a finding of antitrust liability based upon other allegations of exclusionary conduct, including the refusal to sell unpatented parts. The District Court also granted summary judgment in favor of the Company on its patent infringement claim, leaving open with respect to patent infringement only the issues of willfulness and the amount of damages, and granted partial summary judgment in favor of the Company with respect to some of its claims of copyright infringement. On July 17, 1997 and December 22, 1997 the Court denied CSU's motions for reconsideration. On June 16-17, 1998 a trial was held to establish copyright infringement damages to be awarded to Xerox for the unlawful copying of the Company's diagnostic software. A settlement was reached with regard to the

                      Xerox Corporation
           Notes to Consolidated Financial Statements

Company's infringement  claims relating to service manuals.  The
Court has not yet issued a ruling following trial on copyright infringement damages.

On April 11, 1996, an action was commenced by Accuscan Corp. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The original suit was directed to facsimile products and sought damages for sales between 1990 and 1993. In late January 1998, Accuscan provided to the Company its expert report on the issue of damages seeking $225,000,000 for infringement not only of facsimile machines but other Company hardware. The Company's expert report states that it is believed that the appropriate amount of damages, if liability should be established, is $150,000. The Company (i) denies any liability to plaintiff,
(ii) denies that the patent in suit is valid or infringed, and
(iii) asserts that the damage calculations used by plaintiff are inconsistent with the facts in numerous respects. The Company intends to vigorously defend the action. On April 1, 1998, the jury entered a verdict in favor of Accuscan against the Company for infringement of a patent which expired in 1993. The verdict in favor of Accuscan was for $40,000,000. The Company believes that the verdict should be set aside and has made appropriate motions to the Court regarding the verdict, is awaiting the Court's decision and will vigorously pursue any appeal required.

 Item 2                   Xerox Corporation
              Management's Discussion and Analysis of
            Results of Operations and Financial Condition

                          Document Processing

 Summary

 On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, we recorded a second-quarter pretax provision of $1,644 million ($1,107 million after taxes and including our share of the Fuji Xerox restructuring charge).

 Income from continuing operations, before restructuring charges, increased 17 percent to $395 million in the 1998 second quarter from $337 million in the 1997 second quarter. Including a $1,107 million after-tax charge in connection with the previously announced worldwide restructuring program, the second quarter net loss was $712 million.

 Revenues of $4.7 billion in the quarter represented 10 percent growth on a pre-currency basis, the third consecutive quarter of double-digit revenue growth. The pre-currency revenue growth was driven by 19 percent growth in equipment sales (excluding OEM sales). After the adverse effect of currency, revenue growth was 9 percent.

 Diluted earnings per share from continuing operations increased 16 percent to $1.09 in the second quarter excluding the restructuring charge.

 For the first six months of the year, diluted earnings per share from continuing operations, before the restructuring charge, increased 14 percent to $1.93 and income from continuing operations increased 15 percent to $697 million. Including the restructuring charge, Xerox reported a first-half net loss of $600 million, or a loss of $1.90 per share.

 Revenues in the first half of 1998 were $9 billion, compared with $8.4 billion a year ago.

 Pre-Currency Growth

 To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth."

 A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European currencies on a revenue-weighted basis, the U.S. dollar was approximately 3 percent stronger in the 1998 second quarter than in the 1997 second quarter; only the pound sterling was stronger. As a result, currency translation had an unfavorable impact of one percentage point on total revenues in the 1998 second quarter and two percentage points on total revenues in the 1998 first half.

 Revenues denominated in currencies where the local currency is the functional currency are not hedged for purposes of translation into U.S. dollars.

 Revenues

 For the major product categories, the pre-currency revenue growth rates are as follows:

                                      1997                  1998  _
                             Q1   Q2   Q3   Q4   FY        Q1   Q2

 Total Revenues              5%   6%   9%   10%   7%       10%  10%

 Digital Products           18   24   26    31   25        35   39
 Light Lens Copiers         (2)  (3)   1    (2)  (2)       (4)  (8)

 Digital product revenue growth accelerated to 39 percent in the 1998 second quarter, reaching 43 percent of total revenues and surpassing light lens revenues in absolute dollars for the first time. In the 1997 second quarter, digital revenues represented 34 percent of total revenues. The expanding black and white Document Centre digital copier family revenues represented 22 percentage points of the year-over-year digital revenue growth. Color copying and printing grew 27 percent in the 1998 second quarter, with continued excellent growth in the DocuColor 40 and excellent installations of the DocuColor Office 6 introduced in April. Production publishing grew 21 percent in the 1998 second quarter and computer printing grew 2 percent following an unusually strong 1997 second quarter. For the first six months of 1998, digital product revenue grew 37 percent with half the growth driven by the Document Centre digital copier family as well as a 34 percent growth in color copying and printing, 19 percent increase in production publishing and a 4 percent increase in computer printing.

 Black-and-white light lens copier revenues declined 8 percent in the 1998 second quarter and 6 percent in the first six months of 1998 due to customer transition to the company's new digital products and continued pricing pressures. These revenues were 43 percent of total revenues in the 1998 second quarter compared with 51 percent of total revenues in the 1997 second quarter.

 Geographically, the pre-currency revenue growth rates are as follows:

                                      1997                   1998 _
                             Q1   Q2   Q3   Q4   FY        Q1   Q2

 Total Revenues              5%   6%   9%   10%  7%        10%  10%

 United States               6    3    7    11   7          7   12
 Xerox Limited               3    6   11    10   7         13   10
 Other Areas                 3   11   11     7   8         11    7

 Memo:  Fuji Xerox          10    3    3    (2)  3          1   (4)

 Second quarter and first half U.S. revenue growth was driven by excellent digital equipment sales and document outsourcing.

 Xerox Limited and related companies manufacture and market Xerox products principally in Europe. Xerox Limited growth in the 1998 second quarter and first half was driven by excellent digital equipment sales and document outsourcing growth and strong growth in supplies. Holland, Italy, and Spain had strong revenue growth in the second quarter, the U.K. and Germany had good growth, and France had modest growth.

 Other Areas include operations principally in Latin America, Canada and China. Growth in Other Areas during the 1998 second quarter was driven by good equipment sales and strong document outsourcing growth. For the first half, growth in Other Areas was driven by strong equipment sales and document outsourcing growth. Revenue in Brazil declined by single digits in the 1998 second quarter and was essentially flat in the first half of 1998. Brazil's profits declined for the second quarter and first half of 1998, however, we are anticipating modest economic growth in Brazil and on that basis, expect modest profit growth in our Brazilian affiliate in the second half of 1998. Canada, Mexico and a number of the smaller Latin American affiliates including Argentina and Chile had excellent growth in the second quarter.

 Fuji Xerox Co., Ltd., an unconsolidated entity, jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan, Australia, New Zealand, and other areas of the Pacific Rim. Fuji Xerox revenue declined modestly in the 1998 second quarter and the first half reflecting a modest decline in Japan and a double digit decline in Fuji Xerox' other Asian territories.

 The pre-currency growth rates by type of revenue are as follows:

                                       1997                 1998  _
                              Q1   Q2   Q3   Q4   FY       Q1   Q2

 Total Revenues               5%   6%   9%   10%   7%      10%  10%

 Sales                        5    6   12    13   10       15   14
   Equipment (Excluding OEM) 10   11   21    16   15       17   19
   Supplies                   1    2    2     5    2        8   10
   Paper                     (9)  (1)   8     9    2       15    4

 Service/Rentals/
  Outsourcing/Other           4    5    6     6    5        4    6
   Service                   (2)   1    2     1    1        3    1
   Rentals                  (11)  (8) (10)   (7)  (9)      (9) (14)
   Document Outsourcing *    41   36   31    33   35       24   25

 Finance Income               2    5    -     3    2        8    7

 Memo: Revenues Excluding
        Equipment Sales       2    3    5     5    4        6    6

 *Excludes equipment in outsourcing contracts that are accounted for as sales.

 Equipment sales in the 1998 first half grew 18 percent and in the 1998 second quarter grew 19 percent which represented the seventh consecutive quarter of double-digit growth. The equipment sales growth was driven by excellent growth in digital product sales. Approximately 50 percent of 1998 second quarter equipment sales was due to products introduced since 1997, including the company's expanding line of black-and-white digital copiers, the DocuTech 6180, the 5750 Empress color copier/printer, the DocuColor Office 6, and network printers sold through indirect channels.

 Supplies sales growth accelerated in the 1998 second quarter and first half due to excellent growth in indirect channels and competitive supplies.

 Paper sales: Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. Modest revenue growth in the 1998 second quarter and good growth in the first half of 1998 primarily reflects volume increases in part due to expanding distribution channels, partially offset by moderating prices in Europe.

 Combined service, rental, document outsourcing and other revenues grew 6 percent in the 1998 second quarter. Service revenues grew 1 percent in the 1998 second quarter and 2 percent in the first half as the impact of higher machine populations resulting from higher equipment sales was partially offset by competitive price pressures and customer preference for document outsourcing. Rental revenues continued to decline, due primarily to customers' preference for purchase or document outsourcing rather than rental.

 Document Outsourcing revenues are split between Equipment Sales and Document Outsourcing. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included as Equipment Sales on the income statement. All other document outsourcing revenue, including service, equipment rental, supplies, paper, and labor, are included in Service/Rentals/Outsourcing/Other on the income statement. This has the effect of diverting some revenues from supplies, paper, service and rental. The excellent Document Outsourcing growth reflects the trend of customers to focus on their core businesses and outsource their document processing requirements to Xerox.
The growth rate for total document outsourcing revenue is substantially higher than the growth included in Service/Rentals/Outsourcing/Other, reflecting an increase in the proportion of equipment in outsourcing contracts accounted for as sales.

 Finance income: Our strategy for financing equipment sales in the industrialized economies is to charge a spread over our cost of borrowing and to lock in that spread by match funding the finance receivables with borrowings of similar maturities. Good growth in the financing of equipment sales in the U.S., Europe, and Latin America has been partially offset by lower average interest rates.

 Key Ratios and Expenses

 The trend in key ratios was as follows:

                                 1997                    1998  _
                      Q1    Q2    Q3    Q4    FY       Q1    Q2

 Gross Margin       46.4% 47.8% 46.5% 47.0% 46.9%    45.0% 45.6%
 SAG % Revenue      29.2  29.5  29.5  27.1  28.7     27.9  27.3

 The gross margin declined by 2.2 percentage points in the 1998 second quarter from the 1997 second quarter and 1.8 percentage points in the 1998 first half from the 1997 first half. The second quarter 1998 gross margin decline was primarily due to weaker results in Brazil where there was a significant impact on placements of higher margin products. The impact of Brazil was approximately half the gross margin decline in the second quarter. In addition, margins in the second quarter and first half were impacted by the increasing proportion of revenue from lower margin indirect channels and Document Outsourcing business, continued competitive price pressures and adverse currency, partially offset by productivity. The gross margin for the 1998 second quarter and 1998 first half, including the inventory charges associated with the restructuring program, was 43.2 percent and 44.0 percent, respectively.

 Selling, administrative and general expenses (SAG) increased 2 percent in the 1998 second quarter due to increased sales coverage and advertising investments while general and administrative expenses declined. SAG was 27.3 percent of revenue during the 1998 second quarter and 27.6 percent of revenue in the first half, a reduction of 2.2 and 1.9 percentage points, respectively, primarily due to continuing productivity initiatives and expense controls.

 Research and development (R&D) expense declined 6 percent in the 1998 second quarter and 7 percent in the 1998 first half. We continue to invest in technological development to maintain our premier position in the rapidly changing document processing market with an added focus on increasing the effectiveness of that investment. We expect R&D spending will grow modestly in the 1998 full year. Xerox R&D is strategically coordinated with that of Fuji Xerox which invested $612 million in R&D in the 1997 full year, for a combined total of $1.7 billion.

 Worldwide employment increased by 1,000 in the 1998 second quarter to 93,400 as a result of the acquisition of XLConnect Solutions, Inc. (XLConnect), an information technology services company with 1,700 employees, and the net hiring of 800 employees primarily for the company's fast-growing document outsourcing business, partially offset by 1,500 employees leaving the company under the worldwide restructuring program.

 The increase in other expenses, net, during the 1998 second quarter and first half was due to increased non-financing interest expense and goodwill amortization associated with our June 1997 acquisition of The Rank Group's remaining interest in Xerox Limited and our May 1998 acquisition of XLConnect, and a planned increase in year 2000 remediation costs.

 Income Taxes (Benefits), Equity in Net Income of Unconsolidated
Affiliates and Minorities' Interests in the Earnings of Subsidiaries

 Income before income taxes and the effects of the restructuring program increased 10 percent to $545 million in the 1998 second quarter from $497 million in the 1997 second quarter.

 The effective tax rate before the effect of the restructuring program was 31.2 percent in the 1998 second quarter compared with
35.2 percent in the 1997 second quarter due to the worldwide mix of profits and a tax refund. The effective tax rate for the 1998 first half is 32.0 percent and we now expect the 1998 full year tax rate to be in line with the first half.

 Equity in the net income of unconsolidated affiliates is principally the Xerox Limited share of Fuji Xerox income. Total equity in net income decreased in the 1998 second quarter and first half due to our share, $18 million, of a restructuring charge recorded by Fuji Xerox in the 1998 second quarter; lower Fuji Xerox income reflecting difficult economic conditions in Japan and their Asia Pacific operations; and adverse currency translation. We expect the difficult economic conditions and adverse currency to continue to affect Fuji Xerox' operations and that their earnings will be below 1997 for the rest of the year.

 The Minorities' Interests reduction in the 1998 second quarter and first half was primarily the result of our June 1997 acquisition of the remaining interest in Xerox Limited.

 On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, we recorded a second-quarter pretax provision of $1,644 million ($1,107 million after taxes and including our share of the Fuji Xerox restructuring charge). The program will include the elimination of approximately 9,000 jobs worldwide, the closing and consolidation of facilities, and the write-down of certain assets. The pre-tax charges associated with this action include $1,215 million for employee termination and other exit costs, $316 million of asset impairments, and $113 million of inventory charges recorded as cost of revenues. Key initiatives will include:
1) Consolidating 56 European customer support centers into one facility and implementing a shared services organization which will generate order entry, invoicing, and other back-office and sales operations.
2) Streamlining manufacturing, logistics, distribution and service operations. This will include centralizing U.S. parts depots and outsourcing storage and distribution.
3) Overhauling our internal processes and associated resources, including closing one of four geographically-organized U.S. customer administrative centers.

The reductions will occur primarily in administrative functions, but will also impact service, research and manufacturing.

The following table summarizes the anticipated costs associated with the restructuring program (in millions):

                                          Total
                                         Reserve
Severance and related costs               $1,017
Asset impairment                             316
Lease cancellation and other costs           198
Inventory Charges                            113
Total                                     $1,644

When fully implemented, the ongoing pre-tax savings from the restructuring initiatives will be approximately $1 billion annually. Initially, more than half of the savings will be reinvested to implement process and systems changes in order to enable the restructuring, and in ongoing efforts to broaden and strengthen marketing programs and distribution channels to enhance revenue growth.

Selling, administrative and general expenses as a percentage of revenue will move from the high 20's to the low 20's over time, driven primarily by large reductions in overhead costs. Manufacturing and service productivity will also improve. These benefits will be somewhat offset by lower gross margins overall due to the increasing proportion of business conducted through indirect sales channels and outsourcing.

As of June 30, 1998, approximately 1,500 employees had left the company under the program, and termination benefits of $120 million have been charged to the reserve. Asset impairment, inventory charges and other charges of $316 million, $113 million and $13 million, respectively, have also been charged against the restructuring reserve. The restructuring reserve balance at June 30, 1998 amounted to $1,082 million which relates to cash expenditures to be incurred primarily during the remainder of 1998 and in 1999.

In April 1998, we announced that we were reactivating our $1 billion stock repurchase program, which was suspended last year when we acquired the remaining financial interest in Rank Xerox, now Xerox Limited. During the second quarter, the company repurchased 470 thousand shares at a cost of $47 million. Since the program inception in 1996, share repurchases total 9 million shares for $468 million.

In May 1998, the company completed the $413 million acquisition of XLConnect, an information technology services company, and its parent company, Intelligent Electronics, Inc. The results of operations for these companies, which are immaterial, have been included in our results of operations since the date of acquisition.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We do not expect this Statement to have a material impact on our consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999. We will adopt this accounting standard beginning January 1, 2000.

                      Discontinued Operations

The net investment in the discontinued financial services businesses which includes Insurance, Other Financial Services and Third Party Financing and Real Estate totaled $1,114 million at June 30, 1998 compared with $1,332 million at December 31, 1997. The decrease primarily reflects the sale of Westchester Specialty Group, Inc. (WSG) and a reserve increase recorded in the first quarter, somewhat offset by scheduled funding of reinsurance coverage to the present and former Talegen Holdings, Inc. (Talegen) companies and The Resolution Group, Inc. (TRG) by Ridge Reinsurance Limited (Ridge Re) and interest for the period on the assigned debt. A discussion of the discontinued businesses follows.

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

Significant progress was made during 1997 and 1998 in the disposition of the remaining companies. Specifically:

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

- On August 13, 1998, we closed on the previously announced sale of CFI to Fairfax Financial Holdings Limited of Toronto for $680 million, including the repayment of $115 million in debt. We incurred approximately $75 million in transaction-related costs.

With the completion of the CFI transaction, we have effectively completed our exit from insurance and financial services. A write-off of $190 million after-tax was recorded in the first quarter of 1998.

Xerox Financial Services, Inc. (XFSI) continues to provide aggregate excess of loss reinsurance coverage to the current and former Talegen and TRG units through Ridge Re, a wholly owned subsidiary. As of July 1998, XFSI is obligated to pay four remaining annual premium installments of $45 million, plus finance charges for coverage totaling $1,109 million (which is net of 15 percent coinsurance). At June 30, 1998, Ridge Re had recognized approximately $658 million of the available coverage.

The net investment in Insurance at June 30, 1998 totaled $874 million compared with a balance of $1,076 million at December 31, 1997. The decrease primarily reflects the sale of WSG and the reserve increase recorded in the first quarter of 1998, somewhat offset by contractual payments to Ridge Re for annual premium installments and associated finance charges and interest on the assigned insurance debt.

Other Financial Services

The net investment in Other Financial Services at June 30, 1998 was $128 million compared with $125 million at December 31, 1997.

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

As a result of the Coinsurance Agreements, at June 30, 1998, OakRe retained approximately $1.2 billion of investment portfolio assets (transferred from Xerox Life) and liabilities related to the reinsured SPDA policies. Interest rates on these policies are fixed and were established upon issuance of the respective policies. Substantially all of these policies will reach their rate reset periods through the year 2000 and will be assumed under the Agreements as described above. Xerox Life's portfolio was designed to recognize that policy renewals extended liability "maturities," thereby permitting investments with average duration somewhat beyond the rate reset periods. OakRe's practice is to selectively improve this match over time as market conditions allow.

In connection with the aforementioned sale, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at June 30, 1998. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.

Third Party Financing and Real Estate

Third Party Financing and Real Estate assets at June 30, 1998 totaled $270 million, a $28 million reduction from the December
31, 1997 level.

                  Capital Resources and Liquidity

Total debt, including ESOP and discontinued operations debt not shown separately in our consolidated balance sheets, was $14,671 million at June 30, 1998 or $1,768 million more than at December 31, 1998. The changes in consolidated indebtedness since year-end and versus the first six months of 1997 are summarized as follows (in millions):

                                        1998           1997
Total Debt as of January 1           $12,903        $12,448
Non-Financing Businesses:
Document Processing operations           970            419
Discontinued Businesses                  (99)          (151)
Total Non-Financing                      871            268
Financing Businesses                     220           (201)
Total Operations                       1,091             67
Shareholder dividends                    265            237
Purchase of The Rank Group's interests
in Rank Xerox (now Xerox Limited)          -          1,530
Purchase of XLConnect, net of
  cash acquired                          380              -
Mandatorily redeemable preferred stock     -           (637)
Equity redemption and other changes       32             57
Total Debt as of June 30             $14,671        $13,702

For analytical purposes, total equity includes common equity, ESOP preferred stock, mandatorily redeemable preferred securities and minorities' interests. The following table summarizes the changes in total equity during the first six months of 1998 and 1997 (in millions):

                                           1998            1997
Total equity as of January 1             $6,454          $5,931
Income (loss)from continuing operations    (410)            607
Loss from discontinued operations          (190)              -
Shareholder dividends paid                 (265)           (237)
Exercise of stock options                    82             100
Repurchase of common and preferred stock    (47)           (108)
Purchase of minority interest                 -            (723)
Mandatorily redeemable preferred securities   -             637
Translation adjustment                     (230)           (184)
All other, net                               36              45
Balance as of June 30                    $5,430          $6,068

Non-Financing Operations

Operational cash flows are highly seasonal. Due primarily to the timing of incentive compensation payments and inventory investments, our operations tend to use cash during the first half of the year and, then, generate significantly greater amounts of cash later in the year.

The following table summarizes Document Processing non-financing operations cash generation and borrowing for the six months ended
June 30, 1998 and 1997 (in millions):

                                      Cash Generated/(Borrowed)
                                    June 30,            June 30,
                                       1998                1997
Document Processing
Non-Financing:
Income / (Loss)                      $(537)              $ 505
Depreciation and amortization          393                 334
Restructuring charges                1,644                   -
Charges against 1998 restructuring
  reserve                             (133)                  -
Net change in current
  and deferred income taxes           (561)                 71
Increase in inventories	               (690)               (516)
Decrease in payables and accrued
  compensation                        (329)               (204)
Capital investment, net               (180)               (226)
All other, net                        (577)               (383)
Total                                $(970)              $(419)

Cash usage during the first half of 1998 was $970 or $551 million more than first half 1997 usage. The year to date loss in 1998 was more than offset by net non cash charges related to restructuring (even after taking into account its $537 million impact on deferred taxes) and higher depreciation and amortization. However, increased inventory investment in support of accelerated digital product sales growth, the settlement of compensation obligations, and continued capital investment contributed to cash usage on both year to date and period over period bases. All other of $577 million in 1998 was $194 million higher than 1997 due largely to an increase in accounts receivable and the effects of currency.

Financing Businesses

Financing businesses debt growth of $220 million during the first half of 1998 contrasts with a $201 million reduction during the first six months of 1997. The $421 million period over period change reflects improved growth in equipment sales, and currency translation effects due to a significant strengthening of the U.S. dollar against most major European currencies during the first six months of 1997.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information set forth under Note 9 contained in the "Notes to Consolidated Financial Statements" on pages 12-13 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.


Item 2.  Changes in Securities

During the quarter ended June 30, 1998, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a)  Securities Sold:  On April 1, 1998, Registrant issued
     1,023 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S. Larsen, J.D. Macomber, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P. F. Russo, M.R. Seger and T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $106.4375 per share (aggregate price $108,875), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's Restricted Stock Plan for Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 21, 1998 at the Fairmont Hotel, 200 North
Columbus Drive, Chicago, Illinois.

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

At the meeting, votes were cast upon the Proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal 1 - Election of directors for the ensuing year.

Name                           For              Withheld Vote

Paul A. Allaire                296,417,748       2,682,274
B. R. Inman                    296,385,752       2,708,899
Antonia Ax:son Johnson         259,464,654      39,626,297
Vernon E. Jordan, Jr.          292,989,638       6,164,645
Yotaro Kobayashi               296,562,653       2,525,451
Hilmar Kopper                  288,901,083      10,189,762
Ralph S. Larsen                296,561,168       2,525,889
George J. Mitchell             296,263,860       2,830,094
N. J. Nicholas, Jr.            296,544,592       2,544,965
John E. Pepper                 296,553,309       2,535,808
Patricia F. Russo              296,463,653       2,625,986
Martha R. Seger                296,452,521       2,636,320
Thomas C. Theobald             296,466,658       2,609,235
G. Richard Thoman              296,484,742       2,597,920

Proposal 2 - To elect KPMG Peat Marwick LLP as independent auditors for the year 1998.

For -                          297,959,261
Against -                          559,489
Abstain -                          430,395

Proposal 3 - To approve the amendments to the 1991 Long-Term
Incentive Plan
For -                          253,873,349
Against -                       16,653,227
Abstain -                        1,052,544
Broker Non-vote                 27,370,025


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 3 (a) (1) Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on October 29, 1996. Incorporated by reference to
      Exhibit 3 (a) (1) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

      Exhibit 3 (b) By-Laws of Registrant, as amended through
      February 2, 1998.  Incorporated by reference to  Exhibit 3
      (b)to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 Financial Data Schedule (in electronic form only).


(b)  Current reports on Form 8-K dated April 1, 1998, April 7,
1998 and May 20, 1998 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         XEROX CORPORATION
                                           (Registrant)



                                      /s/ Philip D. Fishbach
                                   _____________________________
Date: August 13, 1998                 By  Philip D. Fishbach
                                   Vice President and Controller
                                  (Principal Accounting Officer)