Form 10-Q/A
period 1998-06-30
XEROX CORP
filed 1998-08-14
CIK 108772

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


              This document consists of 4 pages.

PART I - FINANCIAL INFORMATION
Item 1

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

 On August 13, 1998, we closed on the previously announced sale of Crum & Forster Holdings, Inc. (CFI) to Fairfax Financial Holdings Limited of Toronto for $680 million, including the repayment of $115 million in debt. We incurred approximately $75 million in transaction-related costs.

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





                                         XEROX CORPORATION
                                           (Registrant)



                                      /s/ George R. Roth
                                   _____________________________
Date: August 14, 1998                 By  George R. Roth
                                          Assistant Treasurer