Form 10-Q
period 1998-09-30
XEROX CORP
filed 1998-11-10
CIK 108772

			      FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended: September 30, 1998

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at October 31, 1998

Common Stock                            327,918,850  shares

	      This document consists of 33 pages.

Forward-Looking Statements

From time to time Xerox Corporation (the Registrant or the Company) and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-Q under "Management's Discussion and Analysis of Results of Operations and Financial Condition ," which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

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

Transition to Digital - presently black and white light-lens copiers represent approximately 40% of the Registrant's revenues. This segment of the general office is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

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

Year 2000 - the Registrant's ability to complete its Year 2000 plan is dependent upon the availability of resources, the Registrant's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on the Registrant's information management systems, facilities and products, and the ability of the Registrant's suppliers and customers to bring their systems into Year 2000 compliance.


			   Xerox Corporation
			       Form 10-Q
			  September 30, 1998

Table of Contents
							     Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         5

      Consolidated Balance Sheets                               6

      Consolidated Statements of Cash Flows                     7

      Notes to Consolidated Financial Statements                8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      12

      Discontinued Operations                                  22

      Capital Resources and Liquidity                          25

      Risk Management                                          27

Part II - Other Information

   Item 1. Legal Proceedings                                   29

   Item 2. Changes in Securities                               29

   Item 6. Exhibits and Reports on Form 8-K                    29

Signatures                                                     31

Exhibit Index

   Computation of Net Income per Common Share                  32

   Computation of Ratio of Earnings to Fixed Charges           33

Financial Data Schedule           (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor

PART I - FINANCIAL INFORMATION

Item 1                           Xerox Corporation
		      Consolidated Statements of Income (Unaudited)

				       Three months ended    Nine months ended
					  September 30,         September 30,
(In millions, except per-share data)      1998     1997         1998     1997

Revenues
  Sales                               $  2,448  $ 2,343      $ 7,243  $ 6,602
  Service and rentals                    1,894    1,784        5,611    5,387
  Finance income                           265      243          799      749
  Total Revenues                         4,607    4,370       13,653   12,738


Costs and Expenses
  Cost of sales                          1,296    1,271        3,963    3,620
  Cost of service and rentals            1,034      939        3,037    2,758
  Inventory charges                          -        -          113        -
  Equipment financing interest             147      128          426      386
  Research and development expenses        271      270          770      806
  Selling, administrative and general
    expenses                             1,278    1,287        3,770    3,744
  Restructuring and asset impairments        -        -        1,531        -
  Other, net                                41       25          157       49
  Total Costs and Expenses               4,067    3,920       13,767   11,363


Income (Loss) before Income Taxes
 (Benefits), Equity Income and
 Minorities' Interests                     540      450         (114)   1,375

  Income taxes (benefits)                  173      153          (66)     478
  Equity in net income of
    unconsolidated affiliates              (28)     (37)         (54)    (105)
  Minorities' interests in earnings of
    subsidiaries                            14       14           35       75

Income (Loss) from Continuing Operations   381      320          (29)     927

Discontinued Operations                      -        -         (190)       -

Net Income (Loss)                      $   381  $   320      $  (219) $   927


Basic Earnings (Loss) per Share
  Continuing Operations                $  1.12  $  0.94      $ (0.19) $  2.74
  Discontinued Operations                    -        -        (0.58)       -
Basic Earnings per Share               $  1.12  $  0.94      $ (0.77) $  2.74


Diluted Earnings (Loss) per Share
  Continuing Operations                $  1.05  $  0.89      $ (0.19) $  2.58
  Discontinued Operations                    -        -        (0.58)       -
Diluted Earnings per Share             $  1.05  $  0.89      $ (0.77) $  2.58

See accompanying notes.


				 Xerox Corporation
			    Consolidated Balance Sheets

					    September 30,     December 31,
(In millions, except share data in thousands)    1998             1997
Assets                                     (Unaudited)

Cash                                         $    106          $    75
Accounts receivable, net                        2,553            2,145
Finance receivables, net                        4,926            4,599
Inventories                                     3,506            2,792
Deferred taxes and other current assets         1,130            1,155

  Total Current Assets                         12,221           10,766

Finance receivables due after one year, net     8,365            7,754
Land, buildings and equipment, net              2,274            2,377
Investments in affiliates, at equity            1,265            1,332
Goodwill, net                                   1,782            1,375
Other assets                                    1,822            1,103
Investment in discontinued operations           1,936            3,025

Total Assets                                 $ 29,665         $ 27,732


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  4,102        $   3,707
Accounts payable                                  662              776
Accrued compensation and benefit costs            728              811
Unearned income                                   217              205
Other current liabilities                       3,212            2,193

  Total Current Liabilities                     8,921            7,692

Long-term debt                                 10,882            8,779
Postretirement medical benefits                 1,090            1,079
Deferred taxes and other liabilities            2,363            2,469
Discontinued operations liabilities -
  policyholders' deposits and other             1,157            1,693
Deferred ESOP benefits                           (434)            (434)
Minorities' interests in equity of subsidiaries   126              127
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                      638              637
Preferred stock                                   692              705
Common shareholders' equity                     4,230            4,985

Total Liabilities and Equity                 $ 29,665        $  27,732

Shares of common stock issued                      328,598           326,241
Shares of common stock outstanding                 327,724           326,241

See accompanying notes.



			     Xerox Corporation
		 Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30,  (In millions)          1998          1997

Cash Flows from Operating Activities
Income (Loss)from Continuing Operations               $  (29)       $  927
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                          589           517
  Provisions for doubtful accounts                       173           176
  Restructuring and other charges                      1,644             -
  Provision for postretirement medical
    benefits, net of payments                             26            30
  Charges against 1998 restructuring reserve            (197)            -
  Minorities' interests in earnings of subsidiaries       35            75
  Undistributed equity in income of affiliated companies (49)         (101)
  Increase in inventories                             (1,173)         (723)
  Increase in finance receivables                       (892)         (513)
  Increase in accounts receivable                       (390)         (166)
  Decrease in accounts payable and accrued
    compensation and benefit costs                      (256)         (126)
  Net change in current and deferred income taxes       (551)          108
  Other, net                                            (468)         (183)
Total                                                 (1,538)           21

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (337)         (311)
  Proceeds from sales of land, buildings and equipment    67            25
  Purchase of additional interest in Rank Xerox            -          (812)
  Acquisition of XLConnect, net of cash acquired        (380)            -
  Other, net                                               6             -
Total                                                   (644)       (1,098)

Cash Flows from Financing Activities
  Net change in debt                                   2,499           249
  Dividends on common and preferred stock               (398)         (356)
  Proceeds from sale of common stock                      99           130
  Repurchase of common and preferred stock              (147)         (116)
  Dividends to minority shareholders                      (4)           (5)
  Net proceeds from issuance of mandatorily
    redeemable preferred securities                        -           637
Total                                                  2,049           539
Effect of Exchange Rate Changes on Cash                    6            (7)

Cash (Used) by Continuing Operations                    (127)         (545)

Cash Provided by Discontinued Operations                 158           503
Increase (Decrease) in Cash                               31           (42)

Cash at Beginning of Period                               75           104

Cash at End of Period                                $   106       $    62

See accompanying notes.



1. The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Corporation ("the Company") in accordance with the accounting policies described in its 1997 Annual Report to Shareholders and should be read in conjunction with the notes thereto.

Effective 1998, Fuji Xerox changed its reporting period from a fiscal year ending December 20 to a fiscal year ending December
31. Our share of their results of operations during the period between the end of the 1997 fiscal year and the beginning of the new fiscal year (the stub period) amounted to a loss of $6 million. The loss was debited to retained earnings.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.

2.  Inventories consist of (in millions):

				     September 30,     December 31,
					     1998             1997

Finished products                       $   2,051         $  1,549
Work in process                               162               97
Raw materials and supplies                    570              406
Equipment on operating leases, net            723              740
    Total                               $   3,506         $  2,792

3. On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, we recorded a second-quarter, pretax provision of $1,644 million ($1,107 million after taxes and including our share, $18 million, of a restructuring charge recorded by Fuji Xerox). The program will include the elimination of approximately 9,000 jobs worldwide, the closing and consolidation of facilities, and the write-down of certain assets to net realizable value. The charges associated with this action include $113 million of inventory charges recorded as cost of revenues. Key initiatives of the restructuring will include:
1) Consolidating 56 European customer support centers into one facility and implementing a shared services organization which will generate order entry, invoicing, and other back-office and sales operations.
2) Streamlining manufacturing, logistics, distribution and service operations. This will include centralizing U.S. parts depots and outsourcing storage and distribution.
3) Overhauling our internal processes and associated resources, including closing one of four geographically-organized U.S. customer administrative centers.

 The reductions will occur primarily in administrative functions, but will also impact service, research and manufacturing.

 The following table summarizes the status of the restructuring reserve (in millions):

					    Charges  September 30,
				    Total   Against     1998
				   Reserve  Reserve    Balance
 Severance and related costs       $1,017    $185      $  832
 Asset impairment                            316     316           -
 Lease cancellation and other costs   198      15         183
 Inventory charges                    113     113           -
 Total                             $1,644    $629      $1,015

 As of September 30, 1998, approximately 3,200 employees have left the Company under the restructuring program.

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

 5.  Common shareholders' equity consists of (in millions):

				      September 30,     December 31,
					      1998             1997

 Common stock                             $    330         $    327
 Additional paid-in-capital                  1,433            1,303
 Retained earnings                           3,404            4,060
 Net unrealized gain (loss) on
   investment securities                        (1)              (1)
 Translation adjustments                      (857)            (704)
 Treasury stock                                (79)               -
 Total                                    $  4,230         $  4,985

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

 Comprehensive income is as follows (in millions):

					  Three months ended  Nine months ended
				       September 30,     September 30,
					      1998     1997     1998     1997
 Net income (loss)                          $  381   $  320   $ (219)  $  927
 Fuji Xerox stub period income(loss)             -        -       (6)       8
 Translation adjustments                        77      (82)    (153)    (265)
 Unrealized appreciation of equity
   investments                                   -        -        -        6
 Comprehensive income (loss)                $  458   $  238   $ (378)  $  676

 6. In April 1998, we issued convertible subordinated debentures for net proceeds of $575 million. The proceeds were used to reduce commercial paper. The amount due upon maturity in April 2018 is $1,012 million, resulting in an effective interest rate of 3.625% per annum, including 1.003% payable in cash semiannually beginning in October 1998. These debentures are convertible at any time at the option of the holder into 3.904 shares of our stock per $1,000 principal amount at maturity of debentures.

 7. Interest expense totaled $553 million and $450 million for the nine months ended September 30, 1998 and 1997, respectively.

 8. On August 13, 1998, we closed on the previously announced sale of Crum & Forster Holdings, Inc. (CFI) to Fairfax Financial
Holdings Limited of Toronto for $680 million, including the repayment of $115 million in debt. We incurred approximately $75 million in transaction-related costs.

 With the completion of the CFI transaction, we have effectively completed our exit from insurance and financial services. An additional write-down of $190 million after-tax was recorded in the first quarter of 1998.

9.  Litigation

Continuing Operations

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Subsequently, a single corporate entity, CSU,L.L.C.("CSU") was substituted for the three affiliated companies. CSU claims damages predominately resulting from the Company's alleged refusal to sell parts for high volume copiers and printers to CSU prior to 1994. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as CSU, were not included in that class action. The Company has asserted counterclaims against CSU alleging patent and copyright infringement relating to the copying of diagnostic software and service manuals. On April 8, 1997, the District Court granted partial summary judgement in favor of the Company on CSU's antitrust claims, ruling that the Company's unilateral refusal to sell or license its patented parts cannot give rise to antitrust liability. The Court's ruling did not preclude a finding of antitrust liability based upon other allegations of exclusionary conduct, including the refusal to sell unpatented parts. The District Court also granted summary judgement in favor of the Company on its patent infringement claim, leaving open with respect to patent infringement only the issues of willfulness and the amount of damages, and granted partial summary judgement in favor of the Company with respect to some of its claims of copyright infringement. On July 17, 1997 and December 22, 1997 the Court denied CSU's motions for reconsideration. On June 16-17, 1998 a trial was held to establish copyright infringement damages to be awarded to Xerox for the unlawful copying of the Company's diagnostic software. A settlement was reached with regard to the Company's infringement claims relating to service manuals. The Court has calculated damages due to the Company in the amount of $1,039,282 for its diagnostic software copyright infringement claims. The Company intends to move for summary judgement on plaintiff's antitrust claims. In response to that motion Plaintiff has indicated it will concede, in light of the Court's prior rulings, that there are no issues of fact barring entry of summary judgement on its antitrust claims in favor of the Company but that it will argue for reversal on appeal.

 On April 11, 1996, an action was commenced by Accuscan Corp. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40,000,000. On October 1, 1998, the court entered an order which gives plaintiff the option of reducing the amount of damages to $8,000,000 or, in the alternative, request a new trial on the issue of damages. Separately, the Company has filed a notice of appeal to the Court of Appeals for the Federal Circuit with respect to the issue of whether the Company should be liable for any damages. The Company believes that the liability verdict should be set aside.

 Item 2                   Xerox Corporation
	      Management's Discussion and Analysis of
	    Results of Operations and Financial Condition

		      Document Processing
Summary

Income from continuing operations increased 19 percent to $381 million in the 1998 third quarter from $320 million in the 1997 third quarter, primarily as a result of outstanding growth in digital product revenues and improved operating profit margins, including the initial benefits from the worldwide restructuring program.

Third quarter 1998 revenues of $4.6 billion were affected by weaker global economic conditions, growing 6 percent on a pre-
currency basis.   Weakness in Brazil and Russia alone reduced pre-
currency revenue growth by 2 percentage points in the quarter.

Diluted earnings per share from continuing operations increased 18 percent to $1.05 in the third quarter.

For the first nine months of the year, excluding the restructuring charge, diluted earnings per share from continuing operations increased 16 percent to $2.98 and income from continuing operations increased 16 percent to $1,078 million. Including the restructuring charge and the loss from discontinued operations, Xerox reported a net loss of $219 million for the first nine months of 1998, or a net loss of $0.77 per share.

Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth."

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European currencies on a revenue-weighted basis, the U.S. dollar was approximately 2 percent weaker in the 1998 third quarter than in the 1997 third quarter. However, the 9 percent strengthening of the U.S. dollar compared with the Canadian dollar essentially offset this impact.

Revenues denominated in currencies where the local currency is the functional currency are not hedged for purposes of translation into U.S. dollars.

Revenues

For the major product categories, the pre-currency revenue growth rates are as follows:

				  1997                    1998    _
			 Q1   Q2   Q3   Q4   FY      Q1   Q2    Q3

 Total Revenues          5%   6%   9%   10%   7%     10%  10%   6%

 Digital Products       18   24   26    31   25      35   41   38
 Light Lens Copiers     (2)  (3)   1    (2)  (2)     (4)  (8) (15)

Digital product revenues grew 38 percent in the 1998 third quarter, reaching 47 percent of total revenues and again exceeding light lens revenues. In the 1997 third quarter, digital revenues represented 35 percent of total revenues. The outstanding growth of our expanding Document Centre black and white digital copier family revenues represented 25 percentage points of the year-over-year digital revenue growth. Production printing grew 11 percent in the 1998 third quarter and production publishing grew 12
percent following a strong 1997 third quarter.   Color copying and
printing growth slowed to 8 percent in the 1998 third quarter, with excellent growth in DocuColor 40 revenues but flat revenues in color copying due to increased competitive activity and pricing pressure. For the first nine months of 1998, digital product revenues grew 38 percent with over half the growth driven by the Document Centre digital copier family. Color copying and printing grew 24 percent, production publishing grew 17 percent and production printing grew 6 percent.

Black-and-white light lens copier revenues declined 15 percent in the 1998 third quarter as a result of some weakness in worldwide economic conditions and continued pricing pressures, as well as customer transition to the company's digital copiers. These revenues were 40 percent of total revenues in the 1998 third quarter compared with 50 percent of total revenues in the 1997 third quarter. Black-and-white light lens copier revenue declined 9 percent for the first nine months of 1998.

Geographically, the pre-currency revenue growth rates are as follows:

				 1997                     1998    _
			Q1   Q2   Q3   Q4   FY        Q1   Q2   Q3

 Total Revenues         5%   6%   9%   10%  7%        10%  10%  6%

 United States          6    3    7    11   7          7   13  10
 Xerox Limited          3    6   11    10   7         13   10   5
 Other Areas            3   11   11     7   8         11    6  (4)

 Memo:  Fuji Xerox     10    3    3    (2)  3          2   (4) (6)

Third quarter and year to date U.S. revenue growth was driven by excellent digital equipment sales and document outsourcing.

Xerox Limited and related companies manufacture and market Xerox products principally in Europe. Xerox Limited revenue growth in the 1998 third quarter and the first nine months of 1998 was driven by excellent digital equipment sales and document outsourcing growth, and strong growth in supplies. The U.K. and Italy had strong revenue growth in the third quarter, Spain had good growth, France and Holland had essentially flat revenues, while revenue in Germany declined. In the first nine months of 1998, Holland, Italy and Spain had strong revenue growth, the UK had good growth, France had modest growth while revenue in Germany was essentially flat.

Other Areas include operations principally in Latin America, Canada, China and Russia. Revenue in Brazil declined by 10 percent in the 1998 third quarter as customers deferred purchases due to the weak economic environment, although there was modest growth in digital product revenues. Although our operations in Russia are relatively small, with full year 1997 revenues of less than $100 million, there was a very significant revenue decline in the 1998 third quarter. Canada and a number of the smaller Latin American affiliates, including Argentina and Colombia, had good revenue growth in the third quarter. Revenue in Other Areas grew 4 percent during the first nine months of 1998. Revenue growth in Canada and Mexico was strong while revenue in Brazil declined modestly.

Fuji Xerox Co., Ltd., an unconsolidated entity, jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan, Australia, New Zealand, and other areas of the Pacific Rim. Fuji Xerox revenue declined by 6 percent in the 1998 third quarter reflecting a mid-single-digit decline in Japan and a double-digit decline in Fuji Xerox' other Asia Pacific territories. For the first nine months, revenue declined by 3 percent due to a modest decline in Japan and a double-digit-decline in Fuji Xerox' other Asia Pacific territories.

The pre-currency growth rates by type of revenue are as follows:

				     1997                  1998   _
			    Q1   Q2   Q3   Q4   FY    Q1   Q2    Q3

 Total Revenues             5%   6%   9%   10%   7%   10%  10%   6%

 Sales                      5    6   12    13   10    15   14    5
   Equipment               11   12   17    16   14    17   19    7
   Supplies                 1    2    2     5    2     8   10    4
   Paper                   (9)  (1)   8     9    2    15    4    -

 Service/Rentals/
  Outsourcing/Other         4    5    6     6    5     4    6    6
   Service                 (2)   1    2     1    1     3    1    1
   Rentals                (11)  (8) (10)   (7)  (9)   (9) (14) (10)
   Document Outsourcing *  41   36   31    33   35    24   25   26

 Finance Income             2    5    -     3    2     8    7    9

 Memo:
 Revenues Excluding
   Equipment Sales          2    3    5     5    4     6    6    5
 Equipment (Excluding OEM) 10   11   21    16   15    17   19    5

*Excludes equipment in outsourcing contracts that are accounted for as sales.

Equipment sales in the 1998 third quarter grew 7 percent as revenues declined in Brazil and Russia due to their weak economies and we experienced some softness in several European countries. Excluding Brazil and Russia, equipment sales grew 12 percent. Approximately 55 percent of 1998 third quarter equipment sales was due to products introduced since 1997, including the company's expanding line of black-and-white digital copiers, the DocuTech 6180, the DocuColor Office 6, and the N series of network printers sold through indirect channels. Equipment sales in the first nine months of 1998 grew 14 percent primarily due to excellent growth in digital products.

Supplies sales growth slowed in the 1998 third quarter primarily due to paring back of inventory by our indirect sales channels customers. For the first nine months of 1998, supply sales increased 7 percent primarily due to growth in indirect channels and competitive supplies.

Paper sales: Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. Flat revenue in the 1998 third quarter reflects slight volume increases due to expanding distribution channels, offset by moderating industry prices due to excess worldwide inventory. Good revenue growth in the first nine months of 1998 is primarily due to volume increases due to expanding distribution channels partially offset by moderating industry prices.

Combined service, rental, document outsourcing and other revenues grew 6 percent in the 1998 third quarter and 5 percent in the first nine months of 1998. Service revenues grew 1 percent as the impact of higher machine populations resulting from higher equipment sales was partially offset by customer preference for document outsourcing and competitive price pressures. Rental revenues continued to decline, due primarily to customers' preference for purchase or document outsourcing rather than rental.

Document Outsourcing revenues are split between Equipment Sales and Document Outsourcing. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included as Equipment Sales on the income statement. All other document outsourcing revenue, including service, equipment rental, supplies, paper, and labor, are included in Service/Rentals/Outsourcing/Other on the income statement. This has the effect of diverting some revenues from supplies, paper, service and rental. The continuing excellent Document Outsourcing growth reflects the trend of customers to focus on their core businesses and outsource their document processing requirements to Xerox. The growth rate for total document outsourcing revenue is substantially higher than the growth included in Service/Rentals/Outsourcing/Other, reflecting an increase in the proportion of equipment in outsourcing contracts accounted for as sales.

Finance income: Our strategy for financing equipment sales in the industrialized economies is to charge a spread over our cost of borrowing and to lock in that spread by match funding the finance receivables with borrowings of similar maturities. Good growth in finance income in the 1998 third quarter and the first nine months of 1998 is the result of strong growth in the financing of equipment sales in Latin America, good growth in the U.S., and modest growth in Europe.

Key Ratios and Expenses

The trend in key ratios was as follows:

			      1997                       1998    _
		   Q1    Q2    Q3    Q4    FY       Q1    Q2    Q3

 Gross Margin    46.4% 47.8% 46.5% 47.0% 46.9%    45.0% 45.6% 46.2%
 SAG % Revenue   29.2  29.5  29.5  27.1  28.7     27.9  27.3  27.7

The gross margin declined by 0.3 percentage points in the 1998 third quarter from the 1997 third quarter, significantly less than the gross margin decline in the first half of the year. The modest third quarter gross margin decline was due to the increasing proportion of lower margin indirect channels and Document Outsourcing business, continued competitive price pressures, and unfavorable product mix, partially offset by manufacturing and service productivity. The 45.6 percent gross margin for the first nine months of 1998 was 1.3 percentage points lower than the first nine months of 1997 primarily due to the factors mentioned above and weaker results in Brazil. The gross margin for the first nine months of 1998, including the restructuring charge was 44.8 percent.

Selling, administrative and general expenses (SAG) declined 1 percent in the 1998 third quarter from the 1997 third quarter due to significant declines in general and administrative expenses partially offset by increased sales coverage and advertising investments. SAG was 27.7 percent of revenue in the 1998 third quarter and 27.6 percent of revenue for the first nine months of 1998, 1.8 percentage points better than the 1997 third quarter and the first nine months of 1997 due to continuing productivity initiatives and expense controls, including the initial benefits from our worldwide restructuring program, as well as the increasing proportion of our business conducted through indirect channels and Document Outsourcing.

Research and development (R&D) expense in the 1998 third quarter was essentially flat with the 1997 third quarter. We continue to invest in technological development to maintain our premier position in the rapidly changing document processing market with an added focus on increasing the effectiveness of that investment and time to market. We expect R&D spending will be relatively flat for the full year. Xerox R&D is strategically coordinated with that of Fuji Xerox which invested $612 million in R&D in the 1997 full year, for a combined total of $1.7 billion.

Worldwide employment declined by 500 in the 1998 third quarter to 92,900 as a result of 1,700 employees leaving the company under the worldwide restructuring program partially offset by the net hiring of 1,200 employees, primarily for the company's fast-growing document outsourcing business and the acquisition of an Eastern European dealer.

The increase in other expenses, net, from the 1997 third quarter and the first nine months of 1997 was due primarily to increased non-financing interest expense and the planned increase in year
2000 remediation expenses.

Income Taxes (Benefits), Equity in Net Income of Unconsolidated
Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes increased 20 percent to $540 million in the 1998 third quarter from $450 million in the 1997 third quarter.

We estimate that the impact of currency on third quarter earnings was about neutral which follows an adverse impact of approximately $0.20 per share in the first half. If mid-October spot rates continue, we would expect currency to benefit our 1998 fourth quarter results by somewhat less than $0.05 per share compared to a year ago. Under this scenario, currency will adversely affect our earnings by about $0.15 to $0.20 per share for the full year, after an adverse impact of $0.35 per share in 1997. Assuming mid-October spot rates hold through 1999, currency could benefit our earnings by about $0.20 per share year-over-year representing the first positive impact in the past several years.

The effective tax rate was 32 percent in the 1998 third quarter, which is consistent with the first half and the full year expectation. The 2.2 percentage point decline from the 1997 third quarter is due to the worldwide mix of profits as well as a tax refund in 1998.

Equity in the net income of unconsolidated affiliates is principally the Xerox Limited share of Fuji Xerox income. Total equity in net income decreased in the 1998 third quarter due to lower Fuji Xerox income reflecting difficult economic conditions in Japan and their Asia Pacific operations and adverse currency translation. We expect the difficult economic conditions in Japan and the Pacific Rim to continue to adversely affect Fuji Xerox' operations and that their earnings, before currency translation, will be lower than 1997 for the balance of the year.

Minorities' Interests were unchanged and primarily reflect the dividends on $650 million of mandatorily redeemable preferred stock issued through a trust in January 1997 to reduce debt.

 On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, we recorded a second-quarter pretax provision of $1,644 million ($1,107 million after taxes and including our share of the Fuji Xerox restructuring charge). The program will include the elimination of approximately 9,000 jobs worldwide, the closing and consolidation of facilities, and the write-down of certain assets. The pre-tax charges associated with this action include $113 million of inventory charges recorded as cost of revenues. Key initiatives of the restructuring will include:
1) Consolidating 56 European customer support centers into one facility and implementing a shared services organization which will generate order entry, invoicing, and other back-office and sales operations.
2) Streamlining manufacturing, logistics, distribution and service operations. This will include centralizing U.S. parts depots and outsourcing storage and distribution.
3) Overhauling our internal processes and associated resources, including closing one of four geographically-organized U.S. customer administrative centers.

The reductions will occur primarily in administrative functions, but will also impact service, research and manufacturing.

The following table summarizes the status of the restructuring reserve (in millions):
					     Charges  September30,
				   Original  Against      1998
				   Reserve   Reserve    Balance
Severance and related costs         $1,017    $185      $   832
Asset impairment                       316     316            -
Lease cancellation and other costs     198      15          183
Inventory charges                      113     113            -
Total                               $1,644    $629      $ 1,015

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

As of September 30, 1998, approximately 3,200 employees had left the company under the restructuring program. The restructuring reserve balance at September 30, 1998 relates to cash expenditures to be incurred primarily during the remainder of 1998 and in 1999.

In April 1998, we announced that we were reactivating our $1 billion stock repurchase program, which was suspended last year when we acquired the remaining financial interest in Rank Xerox, now Xerox Limited. During the third quarter, the company repurchased 1.1 million shares at a cost of $100 million for an average price of $88 per share. Since the program inception, share repurchases total 10.1 million shares for $568 million.

In May 1998, the company completed the $413 million acquisition of XLConnect Solutions, Inc., an information technology services company, and its parent company, Intelligent Electronics, Inc.
The results of operations for these companies have been included in our results of operations since the date of acquisition.

The Year 2000 (Y2K) problem is the result of computer programs written in two digits, rather than four, to define the applicable year. As a result, many information systems are unable to properly recognize and process date-sensitive information beyond December 31, 1999. As with all major companies, certain of our information systems and products require remediation or replacement over the next year in order to render these systems Year 2000 compliant.

We have divided the Year 2000 project into five major sections:
Information Technology; and the non-Information Technology areas of Facilities, Vendor Compliance, Product Compliance and Facilities Management products and services. The general phases common to all sections are: 1) Awareness - a strategic approach was developed to address the Year 2000 problem. 2) Assessment - detailed plans and target dates were developed. 3) Programming - includes hardware and software upgrades, systems replacements, vendor certification and other associated changes. 4) Testing - includes testing and conversion of system applications. 5) Implementation - includes compliance achievement and user acceptance.

The Information Technology section includes applications (software), compute (mainframe/smaller computer environments), infrastructure (networks, servers, and workstations), and telecommunications. The status of each section is as follows:

Applications - 60 percent of the mission critical applications are Y2K compliant, with an additional 23 percent in the process of compliance testing. The remaining balance is in the process of remediation design. We estimate that 90-95 percent of our applications will be compliant by December 31, 1998 with the balance achieving compliance by early 1999.

Compute - 76 percent of our mainframe/smaller computer environments have been upgraded to be Y2K compliant with the remainder scheduled to be upgraded by December 31, 1998.

Infrastructure - 32 percent of networks, servers, and workstations have been upgraded to be Y2K compliant with the remainder to be upgraded by mid-1999.

Telecommunications - 23 percent of internal mission critical components are Y2K compliant, 51 percent are in the implementation stage while the remaining 26 percent are in the programming stage. We anticipate achieving compliance in this area by mid-1999.

Our Y2K project requires a majority of application systems be remediated by December 31, 1998, or one year earlier than the recognized failure date of 2000. For the 90-95 percent of our applications that will be compliant by December 31, 1998, no contingency plan is necessary. In those instances where completion by the end of 1998 is not assured, appropriate and unique contingency plans are in place, in development, or yet to be determined.

The Facilities section, which includes electrical systems, elevators, access control, security systems, etc., is primarily in the assessment phase. We anticipate achieving compliance by August 1, 1999.

We began our efforts in the Vendor Compliance area in November 1997. A general awareness letter was sent to all external suppliers, and an assessment survey was sent to all business critical suppliers. However, the response rate to this survey was poor. Due to the poor response rate and the low-level of confidence gained from responses to surveys, we decided to focus our efforts along two fronts. First, we have initiated efforts to evaluate the status of sole source/key proprietary suppliers of long lead components as well as non-production suppliers and to determine alternatives and contingency plan requirements. Secondly, it is our intent to acquire additional inventory by December 31, 1999 to ensure continuity of service to our customers should our vendors experience Y2K problems. A process is underway to determine the right product mix of this additional inventory. These procedures are intended to provide a means of managing risk; however, no assurance can be given that they will eliminate the potential disruption caused by third party failure.

Regarding Product Compliance, we have determined that approximately 77% of our product offerings are currently Y2K compliant. An additional 11% are not being assessed for compliance as the product has reached its end of life. The remaining 12% of our products will be made compliant by June 30, 1999.

In Facilities Management, we are currently performing an inventory and assessment of all third party components (Xerox products are being remediated as part of the Information Technology and Product Compliance sections). We expect that the remediation effort will continue through March 31, 1999.

We are also dependent upon our customers for sales and cash flows. Y2K interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is sufficiently broad to minimize the effects.

Xerox had begun, in 1993, a project to replace the majority of its legacy systems which in many cases date back to the 1960s. These efforts continue today. As to remediation, we currently estimate that costs, exclusive of software and systems that are being replaced or upgraded in the normal course of business, will be $85 million during 1998, of which $58 million has been expended as of September 30, 1998, and $50 million in 1999. The increase from prior estimates is primarily due to costs being incurred in the product compliance area.

We believe that the remediation of our information systems and products will occur in a timely fashion so that the Y2K problem will not result in significant operating problems with our operating systems, facilities and products. However, if such remediations or replacements are not completed in a timely manner, the Y2K problem could potentially have a material adverse impact on our operations. Possible worst case consequences could include an interruption in our ability to: bill and apply collections from our customers; manufacture and deliver products to our customers, or meet our cash requirement needs.

The Euro. On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Xerox Limited has processes in place to address the systems and business issues raised by the euro currency conversion. These issues include among others, 1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions, and 2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to price for local markets for the same products on a country-by-country basis. We estimate that the euro conversion will not have a material impact on our financial condition or results of operations.

New Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We do not expect this Statement to have a material impact on our consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999. We will adopt this accounting standard beginning January 1, 2000.

		      Discontinued Operations

The net investment in the discontinued financial services businesses which includes Insurance, Other Financial Services and Third Party Financing and Real Estate totaled $779 million at September 30, 1998 compared with $1,332 million at December 31, 1997. The decrease primarily reflects the sale of Westchester Specialty Group, Inc. (WSG) and Crum & Forster Holdings, Inc.
(CFI) and a reserve increase recorded in the first quarter, somewhat offset by scheduled funding of reinsurance coverage to the present and former Talegen Holdings, Inc. (Talegen) companies and The Resolution Group, Inc. (TRG) by Ridge Reinsurance Limited (Ridge Re) and interest for the period on the assigned debt. A discussion of the discontinued businesses follows.

Insurance

In 1995, we recorded a $1,546 million after-tax charge in connection with agreements to sell all of our "Remaining" insurance companies, which included Coregis Group, Inc. (Coregis), CFI, Industrial Indemnity Holdings, Inc. (II), WSG, TRG and three insurance-related service companies.

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

- In the third quarter of 1998, we completed the sale of CFI for $680 million, including the repayment of $115 million in debt. In connection with the sale, we incurred approximately $75 million in transaction-related costs.

With the completion of the CFI transaction, we have effectively completed our disengagement strategy from insurance and financial services. In the first quarter of 1998 an additional write-down of $190 million after-tax was recorded.

Xerox Financial Services, Inc. (XFSI) continues to provide aggregate excess of loss reinsurance coverage to certain of the former Talegen and TRG units through Ridge Re, a wholly owned subsidiary. As of October 1998, XFSI is obligated to pay four remaining annual premium installments of $43 million, plus finance charges for coverage totaling $982 million (which is net of 15 percent coinsurance). At September 30, 1998, Ridge Re had recognized the discounted value of approximately $661 million of the available coverage.

The net investment in Insurance at September 30, 1998 totaled $533 million compared with a balance of $1,076 million at December 31, 1997. The decrease primarily reflects the sale of WSG and CFI and the reserve increase recorded in the first quarter of 1998, somewhat offset by contractual payments to Ridge Re for annual premium installments and associated finance charges and interest on the assigned insurance debt.

Other Financial Services

The net investment in Other Financial Services at September 30,
1998 was $130 million compared with $125 million at December 31, 1997.

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

As a result of the Coinsurance Agreements, at September 30, 1998, OakRe retained approximately $1.0 billion of investment portfolio assets (transferred from Xerox Life) and liabilities related to the reinsured SPDA policies. Interest rates on these policies are fixed and were established upon issuance of the respective policies. Substantially all of these policies will reach their rate reset periods through the year 2000 and will be assumed under the Agreements as described above. Xerox Life's portfolio was designed to recognize that policy renewals extended liability "maturities," thereby permitting investments with average duration somewhat beyond the rate reset periods. OakRe's practice is to selectively improve this match over time as market conditions allow.

In connection with the aforementioned sale, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at September 30, 1998. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.

Third Party Financing and Real Estate

Third Party Financing and Real Estate assets at September 30, 1998 totaled $265 million compared with a balance of $298 million at December 31, 1997. The $33 million reduction from the December 31, 1997 level primarily relates to scheduled run-off in third party financing and sales of certain real estate and other investments. Debt associated with these assets totaled $149 million at September 30, 1998 and $167 million at December 31, 1997.

		  Capital Resources and Liquidity

Total debt, including ESOP and discontinued operations debt not shown separately in our consolidated balance sheets, was $15,134 million at September 30, 1998 or $2,231 million more than at December 31, 1997. The changes in consolidated indebtedness since year-end and versus the first nine months of 1997 are summarized as follows (in millions):

					1998           1997
Total Debt as of January 1           $12,903        $12,448
Non-Financing Businesses:
Document Processing operations         1,115                173
Discontinued Businesses                 (388)          (506)
Total Non-Financing                      727                (333)
Financing Businesses                        647           (106)
Total Operations                       1,374           (439)
Shareholder dividends                       398            356
Purchase of The Rank Group's interests
in Rank Xerox (now Xerox Limited)          -          1,534
Purchase of XLConnect   , net of
  cash acquired                          380              -
Mandatorily redeemable preferred stock    (1)          (637)
Equity redemption and other changes            80            (56)
Total Debt as of September 30           $15,134        $13,206


For analytical purposes, total equity includes common equity; ESOP preferred stock; mandatorily redeemable preferred securities; and minorities' interests. The following table summarizes the changes in total equity during the first nine months of 1998 and 1997 (in millions):

					   1998                     1997
Total equity as of January 1             $6,454          $5,931
Income (loss)from continuing operations     (29)            927
Loss from discontinued operations                         (190)              -
Shareholder dividends paid                 (398)           (356)
Exercise of stock options                    99             130
Repurchase of common and preferred stock   (147)           (116)
Purchase of minority interest                    -            (723)
Mandatorily redeemable preferred securities   1             637
Translation adjustment                     (153)           (265)
All other, net                               49              63
Balance as of September 30                        $5,686          $6,228

Non-Financing Operations

Non-financing cash usage during the first nine months of 1998 has increased significantly compared with the first nine months of 1997 as explained below. It should be noted, however, that our non-financing operations have historically generated significant amounts of cash in the fourth quarter of the year.

The following table summarizes Document Processing non-financing operations cash generation and borrowing for the nine months ended September 30, 1998 and 1997 (in millions):

				      Cash Generated/(Borrowed)
			       September 30,       September 30,
				       1998                1997
Document Processing
Non-Financing:
Income   / (Loss)                           $(140)              $ 763
Depreciation and amortization          589                 517
Restructuring charges                1,644                   -
Charges against 1998 restructuring
  reserve                             (197)                  -
Net change in current
  and deferred income taxes           (551)                108
Increase in inventories              (1,173)               (723)
Increase in accounts receivable       (390)               (166)
Decrease in payables and accrued
  compensation                        (256)               (126)
Capital investment, net               (270)               (286)
All other, net                        (371)               (260)
Total                              $(1,115)              $(173)

Cash usage was $1,115 million and $173 million during the first nine months of 1998 and 1997, respectively. Net income before depreciation and amortization, restructuring charges, and the change in deferred income taxes increased $154 million to $1,542 million for the first nine months of 1998. However, this was more than offset by cash expenditures against the 1998 restructuring reserve, increased inventory investment in support of accelerated digital product sales growth, higher accounts receivable due to stronger equipment sales growth and some increase in days sales outstanding due to the temporary effects from the reorganization and consolidation of U.S. customer administrative centers, and settlement in 1998 of compensation obligations.

Financing Businesses

Financing business debt growth of $647 million during the first nine months of 1998 contrasts with a $106 million reduction during the first nine months of 1997. The $753 million period over period change reflects strong growth in equipment sales, an increase in the length of the average contract originated in 1998 and currency translation effects due to a significant strengthening of the U.S. dollar against most major European currencies during the first nine months of 1997.

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

Currency derivatives are primarily arranged in conjunction with underlying transactions that give rise to foreign currency-denominated payables and receivables; for example, an option to buy foreign currency to settle the importation of goods from suppliers, or a forward exchange contract to fix the U.S. dollar value of a foreign currency-denominated loan. In addition, when cost-effective, currency derivatives are used to hedge balance sheet exposures.

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


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information set forth under Note 9 contained in the "Notes to Consolidated Financial Statements" on pages 10-11 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.


Item 2.  Changes in Securities

During the quarter ended September 30, 1998, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a)  Securities Sold:  On July 1, 1998, Registrant issued
     1,077 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S. Larsen, J.D. Macomber, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P. F. Russo, M.R. Seger and T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $101.625 per share (aggregate price $108,875), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's
     Restricted Stock Plan for Directors.

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





					 XEROX CORPORATION
					   (Registrant)




				   _____________________________
Date: November 10, 1998                By  Philip D. Fishbach
				   Vice President and Controller
				  (Principal Accounting Officer)