Form 10-K
period 1998-12-31
XEROX CORP
filed 1999-03-22
CIK 108772

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)
(X)  Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934   For the fiscal year ended:  December 31, 1998

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
                                                            ( )

The aggregate market value of the voting stock of the registrant held by
non-affiliates as of February 26, 1999 was:                $39,661,401,412.

                            (Cover Page Continued)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                       Outstanding at February 26,1999

Common Stock, $1 Par Value                                  659,328,281
Shares


                      Documents Incorporated By Reference

Portions of the following documents are incorporated herein by reference:

                                                       Part of 10-K in
Document                                               Which Incorporated

Xerox Corporation 1998 Annual Report to Shareholders          I & II

Xerox Corporation Notice of 1999 Annual Meeting of           III & IV
Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).


Forward-Looking Statements

From time to time Xerox Corporation (the Registrant or the Company) and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-K under "Management's Discussion and Analysis of Results of Operations and Financial Condition," which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

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

Transition to Digital - presently black and white light-lens copiers represent approximately 40% of the Registrant's revenues. This segment of the general office market is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

Pricing - the Registrant's ability to succeed is dependent upon its ability to obtain adequate pricing for its products and services which provide a reasonable return to shareholders. Depending on competitive market factors, future prices the Registrant can obtain for its products and services may vary from historical levels.

Financing Business - a significant portion of the Registrant's profits arise from the financing of its customers' purchases of the Registrant's equipment. On average, 75 to 80 percent of equipment sales are financed through the Registrant. The Registrant's ability to provide such financing at competitive rates and realize profitable spreads is highly dependent upon its own costs of borrowing which, in turn, depend upon its credit ratings. Significant changes in such ratings could reduce the profitability of such financing business and/or make the Registrant's financing less attractive to customers thus reducing the volume of financing business done. The Registrant's present credit ratings permit ready access to the credit markets. There is no assurance that these credit ratings can be maintained and/or ready access to the credit markets can be assured.

Productivity - the Registrant's ability to sustain and improve its profit margins is largely dependent on its ability to maintain an efficient, cost-effective operation. Productivity improvements through process reengineering, design efficiency and supplier cost improvements are required to offset labor cost inflation and potential materials cost changes and competitive price pressures.

International Operations - the Registrant derives approximately half its revenue from operations outside of the United States. In addition, the Registrant manufactures many of its products and/or their components outside the United States. The Registrant's future revenue, cost and profit results could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements and local tax issues.

New Products/Research and Development - the process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. The Registrant must then make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide anticipated returns from these investments.

Restructuring - the Registrant's ability to ultimately reduce pre-tax annual expenditures by approximately $1 billion is dependent upon its ability to successfully implement the 1998 restructuring program including the elimination of 9,000 net jobs worldwide, the closing and consolidation of facilities, and the successful implementation of process and systems changes.

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

                                    PART I

Item 1. Business

Overview

Xerox Corporation (Xerox or the Company) is The Document Company and a leader in the global document market, providing document solutions that enhance business productivity. References herein to "us" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise. We distribute our products in the Western Hemisphere through divisions and wholly-owned subsidiaries. In Europe, Africa, the Middle East and parts of Asia including India, China and Hong Kong, we distribute through Xerox Limited and related companies (collectively Xerox Limited). Fuji Xerox, an unconsolidated entity jointly owned by Xerox Limited and Fuji Photo Film Company, Limited develops, manufactures and distributes document processing products in Japan and the Pacific Rim. Japan represents approximately 90 percent of Fuji Xerox revenues, and Australia, New Zealand, Singapore, Malaysia and Korea represent the remaining 10 percent. Fuji Xerox conducts business in other Pacific Rim countries through joint ventures and distributors.

Since 1995, the results of our Insurance operations have been accounted for as discontinued operations and the Document Processing business has been the only component of continuing operations.

Our Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and solutions designed to make offices around the world more productive. We believe that the document is a tool for productivity, and that documents - both electronic and paper - are at the heart of most business processes. Documents are the means for storing, managing, and sharing business knowledge. Document technology is key to improving productivity through information sharing and knowledge management and we believe no one knows the document - paper to digital, digital to paper - better than we do. The financing of Xerox equipment is generally carried out by Xerox Credit Corporation (XCC) in the United States and internationally by foreign financing subsidiaries and divisions in most countries. Document Processing operations had 92,700 Xerox employees at year-end 1998.

Continuing Operations

The Document Processing Strategy

We believe that documents represent the knowledge base of an organization and play a dynamic and central role in business, government, education and other organizations:

- Increasingly, documents are being created and stored in digital electronic form. In addition, the internet is increasing the amount of information which can be accessed in the form of electronic documents.
- While the percentage of printed documents will decline, the total of all documents produced by organizations (printed and electronic) will grow at an even faster rate.
- This will result in an overall continuing increase in the volume of printed documents.

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

- Print or publish documents on demand, at the point closest to their needs, including those locations of our customers' customers.

- Integrate the currently separate modes of producing documents, such as the data center, production publishing and office environments into a seamless, user-friendly enterprise-wide document systems network - with technology acting as an enabler.

We have formed alliances to bring together the diverse infrastructures that currently exist and to nurture the development of an open document services and solutions environment to support complementary products from our partners and customers. We are working with more than 50 industry organizations to make office, production and electronic printing an integrated, seamless part of today's digital work place.

Market Overview

We estimate that the global document market that we serve, excluding Japan and the Pacific Rim countries served by Fuji Xerox, was approximately $120 billion in 1998 and is estimated to grow to over $200 billion in 2001. With our many new product introductions during this decade and in particular, the transition from light-lens to digital technology, our participation in the global document market has been considerably broadened from the slower growing segments of the market to the faster growing segments of the market. We are leading the transition in our industry from light-lens to digital technology, from standalone devices to network-connected systems, from black and white to color capable devices, and from box sales to services and solutions which solve customer problems. Xerox growth will be driven by the transition to digital copying and printing in the office, the transfer of document production from offset printing to digital publishing, the increase in customer requirements for network and distributed printing, the accelerating demand for color documents, and increasingly, our participation in the small office / home office / personal document processing market.

We have traditionally had a strong position in the general office document market, the largest segment, which is projected to reach approximately $79 billion in 2001. Growth in this market is driven by the transition to the use of digital and color documents. The production market, which includes production publishing and production printing, is expected to reach $27 billion in 2001. The small office / home office / personal document processing market is growing at an annual rate of more than 25 percent to $48 billion by 2001 due to increases in the number of home offices and small businesses. This market segment acquires product primarily through indirect distribution channels. Document outsourcing, the fastest growing served market segment, is projected to grow 35 to 40 percent annually, reaching $18 billion by 2001, as customers' increasingly focus on their core competencies and outsource their document processing requirements. Finally, the portion of the professional services market in which we participate through our 1998 acquisition of XLConnect, now Xerox Connect, an information technology services company, is growing very rapidly, to $20 billion by 2001.


Xerox Focus

We believe that our competitive advantages lie in our ability to continually improve the features and performance of our document processing products, services and solutions based on demonstrated customer needs; competitive pricing; our excellent reputation for performance and service; our substantial on-going investment in research and development; expanded sales coverage through our global direct sales force, agents and concessionaires; our leadership position in the rapidly growing document outsourcing business; maintenance of our strong market position in emerging markets; and building on the strength of the Xerox brand, an expanded presence in the burgeoning small office / home office / personal document processing market through expansion of retail chains, value added resellers and systems integrators, and increasingly telesales and e-commerce. As a result, we believe we are well positioned to participate in the anticipated growth in the market segments in which we compete.

Digital Products

Our digital products consist of five categories: black-and-white production publishing, black-and-white production printing, color copying and printing, black-and-white digital copiers, and channels/other. On a pre-currency basis, digital product revenues grew 36 percent in 1998, 25 percent in 1997, and 23 percent in 1996. The acceleration in digital product revenue growth resulted in 1998 digital revenues exceeding light-lens copier revenues for the first time. Revenues from digital products were 46 percent of total revenues in 1998, 36 percent in 1997, and 30 percent in 1996.

Production Publishing

In 1990, we launched the era of production publishing when we announced the introduction of our DocuTech Production Publishing family which was a major step beyond our traditional reprographics market into the publishing industry. Having installed more than 20,000 DocuTech systems around the world to date, our production publishing revenues in 1998 grew 15 percent pre-currency to $2.3 billion.

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

The DocuTech family of digital production publishers scans paper documents and converts them into digital documents, or accepts digital documents directly from networked personal computers or workstations. A user-friendly electronic cut-and-paste workstation allows the manipulation of images or the creation of new documents. For example, in only a few minutes, a page of word-processed text, received over a network, can be combined with a scanned photograph and enhanced electronically: cropped, positioned precisely, rotated, brightened or sharpened. Digital masters can be prepared in a fraction of the time necessary to prepare offset printing plates, thereby allowing fast turnaround time. Further time can be saved, and frequently significant inventory and shipping costs, by transmitting electronically and printing where and when the documents are required. In 1998, we introduced DigiPath Production Software, a major productivity tool, which allows a printer's customers to use the World Wide Web to streamline print job submission and subsequent archiving, preparation, proofing, and reprinting.

DocuTech prints high-resolution (600 dots per inch) pages at up to 180 impressions per minute. The in-line finisher staples completed sets or finishes booklets with covers and thermal-adhesive bindings. Because the finished document can be stored as a digital document, hard copy documents can be printed on demand, or only as required, thus avoiding the long production runs and high storage and obsolescence costs associated with offset printing. The concept of print-on-demand took another major step forward in 1995 when we introduced the DocuTech 6135. It makes print-for-one publishing practical; personalized publishing runs can now be as short as one or two prints. Further steps forward were taken in 1997 when the DocuTech 6180 was introduced, increasing output speed to 180 cut-sheet pages per minute and again in 1998 with the introduction of DocuTech 65 (65 pages per minute) and DocuTech 6100, (96 pages per minute) making the technology affordable for much smaller customers.

Production Printing

Revenue from monochrome production printing was $2.3 billion in 1998.

This market has largely consisted of high-end host-connected printers. We expect future growth for robust, fully featured printers serving multiple users on networks. This growth will be driven by the increase in personal computers and workstations on networks, client-server processing, accelerating growth in the demand for enterprise-wide distributed printing, and declining electronics costs. These faster, more reliable printers print collated multiple sets on both sides of the paper, insert covers and tabs, and staple or bind, but without the labor-intensive steps of printing an original and manually preparing the documents on copiers. In addition, documents can be printed on these printers from remote data center computers, enabling the efficiencies of distributing electronically and then printing, rather than printing paper documents and then distributing them.

We have held the leading position in the production, high-volume computer printing market segment since 1977. We are well positioned to capitalize on the growth in the computer printing market because of our innovative technologies and our understanding of customer requirements for distributed printing from desktop and host computers. Our goal is to integrate office, production and data-center computer printing into a single, seamless, user-friendly network.

Xerox pioneered and continues to be a worldwide leader in computer laser printing, which combines computer, laser, communications and xerographic technologies. We market a broad line of robust printers with speeds up to the industry's fastest cut-sheet printer at 180 pages per minute, and continuous-feed production printers at speeds up to 1300 images per minute. Many of these printers have simultaneous interfaces that can be connected to multiple host computers as well as local area networks.

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

Productivity-enhancing features include printing collated multiple sets on both sides of the paper, inserting covers and tabs, printing checks with magnetic ink character recognition (MICR), and stapling or finishing with a thermal adhesive binding; all on cut sheet plain paper, with sizes up to 11 by 17 inches.

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

In 1997, we introduced the DocuPrint 180 that prints on one or both sides of a page, on a wide variety of paper sizes and weights, and at 180 pages per minute. We also introduced the DocuPrint 184 hc (highlight color) which pairs two 92 page-per-minute Xerox highlight color laser printers with one print server for cut-sheet, highlight color production speeds up to 184 pages per minute.

In 1998, we demonstrated the DocuPrint 900 and the DocuPrint 1300 models, the first in a new class of ultra high-speed continuous feed production printing systems. Printing at up to 900 and 1300 duplex impressions per minute (200 and 300 feet per minute, respectively), these DocuPrint models combine the high reliability and throughput of web printing with the flexibility of electronic printing for unsurpassed productivity. These models also offer a number of in-line finishing options, including cut-sheet, fanfold, or roll and are compatible with many third party post-processing devices.

Color Copying and Printing

Our revenues from color copying and printing grew 19 percent pre-currency in 1998 to $1.9 billion.

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

We entered the color laser market in 1991 with the introduction of a color laser copier/printer and a color laser printer, each of which printed at 7.5 pages per minute. More recent product introductions include the DocuColor 40, introduced in early 1996, which copies and prints at 40 full-color pages per minute and is the industry's fastest and most affordable digital color document production system. It has a market share of more than 50 percent. In 1997, we introduced the DocuColor 70, a continuous feed full-color digital press, based on a print engine from Xeikon with Xerox-exclusive digital front-ends, that produces 70 high-quality, full-color impressions per minute and in 1998, we introduced the DocuColor 100 Digital Color Press, also based on a Xeikon print engine with Xerox-exclusive digital front-ends, that produces 100 high-quality full-color impressions per minute.

For the general office, in 1997 we introduced the DocuColor 5750 Empress copier/printer which produces 6 full color copies per minute and the DocuColor 5799 which operates at 9 full color copies per minute. For networked workgroups, we introduced the DocuPrint C55, a full-featured, compact color laser printer that prints three full color pages per minute and includes automatic image enhancement and an embedded web server. In 1998, we introduced the DocuColor Office 6, a networked color copier/printer for the office that operates at twice the speed of most desktop color laser printers at the price of a mid-volume black and white copier. Also in 1998, we expanded the DocuColor 40 line, adding the DocuColor 40 CP, a network-connected color copier/printer equipped with a newly designed digital controller, designed to provide digital walk up copying as well as network printing for lower-volume environments. In March, 1999, we introduced the DocuColor 30 Pro and the DocuColor 30 CP, both 30 page per minute digital color copier/printers intended for entry-level production environments and high-end color intensive offices and the DocuColor 4 LP, a laser printer that operates at four full-color pages or 16 black and white pages per minute. Finally, in the latter part of 1998 we announced our first entry into the fast growing network color inkjet market, the DocuPrint C20 Color Inkjet Printer that costs about one-third the price of a color laser printer and have followed that with 1999 announcements including inkjet multi-function devices.

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

Our strategy is to build from our current strength, the copier. We know how to design and build copiers with superior marking, paper handling and finishing technology. We know our customers, their requirements and how to sell sophisticated, fully featured copiers. In April 1997, we introduced the Document Centre family of black and white digital copiers at speeds ranging from 20 to 65 pages per minute, that are better quality, more reliable, and more feature rich than light-lens copiers and are priced at a modest premium over comparable light-lens copiers. This family is modular in design, offering the capability of upgrading the standalone copier to full network connectivity when the customer is ready.

Beginning in 1998, we began connecting the digital copiers to customers' networks so that their digital copiers can also be used as robust, high-speed network printers to gain incremental volume from computer printing and ultimately to replace desktop printers and single-purpose copiers and fax machines. The fax option and network upgrades have compelling economics versus the alternative of purchasing comparable printers and faxes since the print engine, output mechanics and most of the software required are part of the base digital copier.

Revenue from the Document Centre family more than quadrupled in 1998, reaching $1.8 billion. This product family alone represented about two-thirds of the company's digital revenue growth. The proportion of digital copiers installed with network connectivity continued to grow, with approximately 45 percent of new 20 and 30 page per minute Document Centre installations being network connected in December. Early results for the 65 page per minute Document Centre are equally promising; in the areas where available, roughly 40 percent of December Document Centre 265 installations were network connected.

Channels and Other Products

Revenues in this category grew 73 percent pre-currency to $0.7 billion in 1998, reflecting primarily network black and white laser printers sold through indirect sales channels such as retail, dealers, and value added resellers.

Significant market growth in the small office/home office and networked office is represented by customers who typically acquire product through indirect sales channels. In September, 1997, we launched the DocuPrint family of monochrome network laser printers which initially included 24 and 32 page per minute laser printers and which were faster, more advanced and less expensive than competitive models, offering "copier-like" features such as multiple-set printing, stapling and collating. In 1998, we expanded the DocuPrint line to include monochrome laser printers at speeds ranging from 8
- 40 pages per minute.


Light-lens Copying

Our revenues from light-lens copiers declined 11 percent pre-currency in 1998 to $7.9 billion. The decline in light-lens copier revenues reflects several important factors, including customer transition to our new digital black-and-white products and continued price pressures. We believe the trend over the past few years will continue whereby digital products' revenues represent an increasing share of total revenues and light-lens copier revenues represent a declining share of total revenues. Revenues from light-lens copying represented 41 percent of total revenues in 1998, 51 percent in 1997 and 56 percent in 1996.

We market the broadest line of light-lens copiers and duplicators in the industry, ranging from a three copies-per-minute personal copier to a 135 copies-per-minute full-featured duplicator. Many of our state-of-the-art products have improved ease of use, reliability, copy quality, job recovery and ergonomics as well as productivity-enhancing features, including zoom enlargement and reduction, highlight color, copying on both sides of the paper, and collating and stapling which allow the preparation of completed document sets.

We have a strong position with major accounts that demand a consistently high level of service worldwide. Our competitive advantages include a focus on customer call response times, diagnostic equipment that is state-of-the-art and availability of 24-hour-a-day, seven-day-a-week service.

We also are increasing our leadership position in the most competitive copier market segment - small commercial accounts and small offices/home offices - through increased indirect sales coverage including sales through independent agents, retail outlets and trade associations and increased marketing programs, such as telemarketing and advertising.

We expect that light-lens copiers will increasingly be replaced by digital copiers. However, some portions of the market will continue to use light-lens copiers for many years, such as customers who care principally about price or whose work processes do not require digital products. Therefore, we intend to continually upgrade our light-lens products to maintain a leadership position in the industry.

Paper and Other Products

We also offer a wide range of other document processing products including devices designed to reproduce large engineering and architectural drawings up to 3 feet by 4 feet in size, facsimile products, and personal computer and workstation software.

We also sell cut-sheet paper to our customers for use in their document processing products.

Summary of Revenues by Product Category

The following table summarizes our revenues by major product category. The revenues for light-lens copiers and digital products include equipment and supplies sales, service, rental and document outsourcing revenues, and finance income.

     Year ended December 31 (in billions)   1998       1997       1996
     Digital products                      $ 9.0      $ 6.6      $ 5.3
     Light-lens copiers                      7.9        8.9        9.7
     Paper and other products                2.5        2.6        2.4
       Total revenues                      $19.4      $18.1      $17.4

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

Quality

We were an early pioneer in total quality management and are the only company to have won all three of the following prestigious quality awards: the Malcolm Baldrige National Quality Award in the United States in 1989; the European Quality Award in 1992; and the Deming Prize in Japan, won by Fuji Xerox in 1980. Xerox Business Services, our document outsourcing division, also won the Baldrige Award in the service category in 1997. In addition, we have won top quality awards in Argentina, Australia, Belgium, Brazil, Canada, China (Shanghai), Colombia, France, Germany, Hong Kong, India, Ireland, Mexico, the Netherlands, Norway, Portugal, the United Kingdom, and Uruguay. Our "Leadership Through Quality" program has enabled us to improve productivity, accelerate the introduction of new products, improve customer satisfaction and increase market share. Xerox products have been consistently rated among the worlds best by independent testing organizations. In 1997, Xerox reinforced its position as an environmental leader among Fortune 500 companies by receiving ISO 14001 certification for all its major manufacturing sites worldwide, as set by the International Standards Organization.

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

In 1998, R&D expense was $1,043 million compared with $1,065 million in 1997 and $1,044 million in 1996. The modest reduction in 1998 reflected a reprioritization of our spending to focus on areas intended to produce significant growth, such as digital, color and solutions. We continue to invest in technological development to maintain our premier position in the rapidly changing document processing market with a heightened focus on increasing the effectiveness of our R&D investment as well as time to market. We expect the 1999 R&D growth rate will exceed the 1999 revenue growth rate. Xerox R&D is strategically coordinated with Fuji Xerox, which invested $636 million in R&D in 1998 for a combined total of $1.7 billion.




Marketing

Xerox document processing products are principally sold directly to customers by our worldwide sales force, a source of competitive advantage, totaling approximately 13,000 employees and through a network of independent agents, dealers, retail chains, value-added resellers and systems integrators. To market low-end copiers, laser printers, and multi-function devices, we are significantly expanding our indirect distribution channels. We currently have arrangements with U.S. retail marketing channels including CompUSA, Office Depot, OfficeMax, and Staples, and office channels that include distributors and value added resellers like Pinacor (formerly MicroAge), Ingram Micro, Tech Data, and Computer 2000. In 1998 we expanded our worldwide network of retail outlets and resellers by more than 40 percent. Our strategy is to target high-growth markets through high-volume distribution of laser and ink-jet printers, multi-function products, personal copiers, fax machines, and supplies, both for Xerox and competitive equipment, with a goal to be the fastest growing source of personal and networked document solutions in retail and reseller channels worldwide. In 1998 we began a major redesign of our Internet site to make it a more powerful tool for electronic commerce. We have begun to sell Xerox equipment and supplies over the Internet and will expand this initiative in 1999. We also plan to significantly expand our telebusiness capacity over the next three years, including opening new telebusiness centers in North America and Europe. Finally, we have increased our advertising spending.

Service

We have a worldwide service force of approximately 24,000 employees. In our opinion, this direct service force represents a significant competitive advantage: the service force is continually trained on our new products and its diagnostic equipment is state-of-the-art. 24-hour-a-day, seven-day-a-week service is available in most metropolitan areas in the United States. We are able to guarantee a consistent level of service nationwide and worldwide because we do not rely on independent local dealers for service and our service force is not focused exclusively on metropolitan areas.


Revenues

Our total document processing revenues were $19.4 billion in 1998, of which 52 percent were generated in the United States, 28 percent in Europe, and 20 percent in the remainder of the world, principally Brazil, the rest of Latin America, Canada, and China. The unconsolidated $6.8 billion of Fuji Xerox revenues were generated in Japan and much of the Pacific Rim.

Revenues from supplies, paper, service, rentals, document outsourcing and other revenues, and income from customer financing represented 62 percent of total revenues in 1998, 63 percent in 1997, and 65 percent in 1996. Because these revenues are derived from the installed base of equipment and are therefore less volatile than equipment sales revenues, they provide significant stability to overall revenues. Growth in these revenues is primarily a function of the growth in our installed population of equipment, usage and pricing. The balance of our revenues is derived from equipment sales. These sales, which drive the non-equipment revenues, depend on the flow of new products and are more affected by economic cycles from country to country.

Most of our customers have their equipment serviced by and use supplies sold by us. The market for cut-sheet paper is highly competitive and revenue growth is significantly affected by pricing. Our strategy is to charge a spread over mill wholesale prices. Rental revenues declined in 1998 and 1997 and were flat in 1996, due primarily to customers' preference for document outsourcing and the continuing trend of increased equipment sales.

Our document outsourcing business provides printing, publishing, duplicating and related services at more than 6,000 customer locations in 40 countries, including legal and accounting firms, financial institutions, insurance agencies and manufacturing companies. Revenues from our document outsourcing business were $2.7 billion in 1998. Document outsourcing revenues are split between equipment sales and document outsourcing. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included in equipment sales on the income statement. All other document outsourcing revenue, including service, equipment rental, supplies, paper and labor are included in document outsourcing. This has the effect of diverting some revenues from supplies, paper, service, rental, and finance income.

We offer our document processing customers financing of their purchases of Xerox equipment primarily through XCC in the United States, largely through wholly-owned financing subsidiaries in Europe, and through divisions in Canada and Latin America. While competition for this business from banks and other finance companies remains extensive, we actively market our equipment financing services on the basis of customer service, convenience and competitive rates. On average, 75 to 80 percent of equipment sales are financed through Xerox.

International Operations

Our international operations account for 48 percent of Document Processing revenues. Our largest interest outside the United States is Xerox Limited. Marketing and manufacturing operations are also conducted through joint ventures in India and China. Marketing and manufacturing in Latin America are conducted through subsidiaries or distributors in over 35 countries. Fuji Xerox develops, manufactures and distributes document processing products in Japan and other areas of the Pacific Rim, Australia and New Zealand.

Revenues in Brazil were $1.6 billion in 1998, $1.8 billion in 1997 and $1.6 billion in 1996. In the early part of 1999, the Brazilian real devalued substantially against the U.S. dollar. Such devaluation could adversely effect the Brazilian economy. However, we currently are unable to determine what effect, if any, this situation will have on our customers' intent or ability to purchase our products in 1999.

Our financial results by geographical area for 1998, 1997 and 1996, which are presented on pages 24, 25, and 47 of the Company's 1998 Annual Report to Shareholders, are hereby incorporated by reference in this document in partial answer to this item.

Restructuring

On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, we recorded a second quarter pretax provision of $1,644 million ($1,107 million after taxes, including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes the elimination of approximately 9,000 jobs, net, worldwide, the closing and consolidation of facilities, and the write-down of certain assets.

Key initiatives of the restructuring include:
1. Consolidation of 56 European customer support centers into one facility and implementing a shared services organization for order entry, invoicing, and other back-office and sales operations.
2. Streamlining manufacturing logistics, distribution and service operations. This will include centralizing U.S. parts depots and outsourcing storage and distribution.
3. Overhauling our internal processes and associated resources, including closing one of four geographically-organized U.S. customer administrative centers with the remaining three refocused by customer segment, enabling improved customer support at lower cost.

When fully implemented, the ongoing pre-tax savings from the restructuring initiatives will be approximately $1 billion annually. Initially, more than half of the savings is being reinvested to implement business process and systems changes in order to enable the restructuring, and in ongoing efforts to broaden and strengthen marketing programs and distribution channels to enhance revenue growth. Selling, administrative and general expenses as a percentage of revenue will move from the high 20's to the low 20's over time, driven primarily by large reductions in overhead costs. Manufacturing and service productivity will also improve. These benefits will be somewhat offset by lower gross margins overall due to the increasing proportion of business conducted through indirect sales channels and outsourcing.

Our restructuring disclosure, presented on pages 28, 29, 42, and 43 of the Company's 1998 Annual Report to Shareholders, is hereby incorporated by reference in this document.

Acquisition of XLConnect Solutions
In May 1998, we acquired XLConnect Solutions, Inc. (XLConnect), an information technology services company, and its parent company, Intelligent Electronics, Inc. for $413 million in cash. The operating results of these companies, which are not material, have been included in our consolidated statements of income from the date of the acquisition. Based on the allocation of the purchase price, the transaction resulted in goodwill of $395 million (including transaction costs) which is being amortized over 25 years.

Discontinued Operations - Insurance and Other Financial Services

The discussion under the caption "Discontinued Operations - Insurance and Other Financial Services" on pages 38 and 39 set forth under the caption "Financial Review" and the information set forth under Note 10 "Discontinued Operations" on pages 47 through 49 in the Company's 1998 Annual Report to Shareholders are hereby incorporated by reference in this document in partial answer to this item.

As discussed in the incorporated sections referenced in the preceding paragraph, in 1998, the last remaining Talegen Holdings, Inc. insurance companies were sold and an additional after-tax charge of $190 million was recorded. At the end of 1998, our sole remaining Insurance operation is the Ridge Reinsurance Limited reinsurance business. Our other discontinued businesses, consisting of Other Financial Services and Third Party Financing and Real Estate, are primarily in asset and liability run-off.


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

In addition, within the Company, there are numerous facilities that encompass general offices, sales offices, service locations and distribution centers. The principal owned facilities are located in the United States, England, and Mexico. The principal leased facilities are located in the United States, Brazil, Canada, England, Mexico, France, Germany and Italy.

The Company's Corporate Headquarters facility, located in Connecticut, is leased. A training facility, located in Virginia, is owned by the Company. In the opinion of Xerox management, its properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform the Company's functions.

Item 3. Legal Proceedings

The information set forth under Note 15 "Litigation" on pages 57 and 58 of the Company's 1998 Annual Report to Shareholders is incorporated by reference in this document in answer to this item.


Item 4. Submission of Matters to a Vote of Security Holders

None.



                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Market Information, Holders and Dividends

The information set forth under the following captions on the indicated pages of the Company's 1998 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item:

              Caption                                           Page No.

      Stock Listed and Traded                                      68
      Xerox Common Stock Prices and Dividends                      68
      Eleven Years in Review - Common Shareholders
        of Record at Year-End                                  64 and 65

Recent Sales of Unregistered Securities

During the quarter ended December 31, 1998, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act):

(a) Securities Sold: On October 1, 1998, Registrant issued 1,215 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P. F. Russo, M.R. Seger and T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $84.75 per share (aggregate price $102,625), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's Restricted Stock Plan for Directors.

(d)  Exemption from registration under the Act was claimed based upon
Section 4(2) as a sale by an issuer not involving a public offering.

Item 6. Selected Financial Data

The following information, as of and for the five years ended December 31, 1998, as set forth and included under the caption "Eleven Years in Review" on pages 64 and 65 of the Company's 1998 Annual Report to Shareholders, is hereby incorporated by reference in this document in answer to this Item:

        Revenues
        Income (loss) from continuing operations
        Per-Share Data - Earnings (loss) from continuing operations
        Total assets
        Long-term debt
        Preferred stock
        Per-Share Data - Dividends declared


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Results of Operations and Financial Condition" under the caption "Financial Review" on pages 22, 24-32, 34-35, and 37-39 of the Company's 1998 Annual Report to Shareholders other than the pictures and captions to the pictures is hereby incorporated by reference in this document in answer to this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Risk Management" on pages 35 and 37 of the Company's 1998 Annual Report to Shareholders other than the picture and caption to the picture is hereby incorporated by reference in this document in answer to this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Xerox Corporation and subsidiaries and the notes thereto and the report thereon of KPMG LLP, independent auditors, which appear on pages 23, 33, 36, 40-61 and 63 of the Company's 1998 Annual Report to Shareholders, are hereby incorporated by reference in this document in answer to this Item. In addition, also included is the quarterly financial data included under the caption "Quarterly Results of Operations (Unaudited)" on page 62 of the Company's 1998 Annual Report to Shareholders.

The financial statement schedule required herein is filed as "Financial Statement Schedules" pursuant to Item 14 of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                   PART III

The information set forth in "Proposal 1--Election of Directors" in the Company's Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year covered by this report on Form 10-K, is hereby incorporated by reference in this document in answer to this Part III.

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
     Name           Age         Present Position           Position     Since_

Paul A. Allaire*     60    Chairman of the Board, Chief       1991       1983
                           Executive Officer and Chairman
                           of the Executive Committee

G. Richard Thoman*   54    President and Chief                1997       1997
                           Operating Officer

William F. Buehler   59    Executive Vice President           1999       1991
                           Industry Solutions Operations

Allan E. Dugan       58    Executive Vice President           1999       1990
                           Business Group Operations

Anne M. Mulcahy      46    Executive Vice President           1999       1992
                           General Markets Operations

Carlos Pascual       53    Executive Vice President           1999       1994
                           Deputy Executive Officer,
                           Industry Solutions Operations

Barry D. Romeril     55    Executive Vice President and       1993       1993
                           Chief Financial Officer

Patrick J. Martin    58    Senior Vice President              1999       1992
                           President, Developing Markets
                           Operations

Michael Miron        43    Senior Vice President              1998       1998
                           Corporate Business Strategy
                           and Development

Hector J. Motroni    55    Senior Vice President and          1999       1994
                           Chief Staff Officer


* Member of Xerox Board of Directors.

Executive Officers of Xerox, Continued

                                                             Year
                                                           Appointed
                                                          to Present   Officer
     Name           Age         Present Position           Position     Since_

Mark B. Myers        60    Senior Vice President              1992       1989
                           Xerox Research and Technology

Richard S. Paul      57    Senior Vice President and          1992       1989
                           General Counsel

Eunice M. Filter     58    Vice President, Treasurer          1990       1984
                           and Secretary

Philip D. Fishbach   57    Vice President and Controller      1995       1990


Each officer named above, with the exception of G. Richard Thoman and Michael Miron, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

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

Prior to joining Xerox in 1998, Mr. Miron had been with Airtouch
Communications where he was Vice President, Corporate Strategy and Development from 1996 to 1998. Prior to this he was with Salomon Brothers Inc. where he was Managing Director, Strategic Planning and Analysis from 1994 to 1996, and Director, Strategy and Consulting Group from 1990 to 1993.


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

(c) The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 1999 Proxy Statement are preceded by an asterisk (*).


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 XEROX CORPORATION


                                            By:  /s/ Barry D. Romeril_________
                                                 Executive Vice President and
                                                 Chief Financial Officer
March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 22, 1999



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

                                             Vice President and Controller

Directors:


/s/ B. R. Inman                                      Director


/s/ Antonia Ax:son Johnson                           Director


/s/ Vernon E. Jordan, Jr.                            Director


/s/ Hilmar Kopper                                    Director


/s/ Ralph S. Larsen                                  Director


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


/s/ Thomas C. Theobald                               Director


/s/ G. Richard Thoman                                Director



Report of Independent Auditors



To the Board of Directors and Shareholders of Xerox Corporation


Under date of January 25, 1999, we reported on the consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1998, as contained in the Xerox Corporation 1998 Annual Report to Shareholders on pages 23, 33, 36, and 40-61. These consolidated financial statements and our report thereon are incorporated by reference in the 1998 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             KPMG LLP




Stamford, Connecticut
January 25, 1999


Index to Financial Statements and Schedule

Financial Statements:

   Consolidated statements of income of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1998

   Consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 1998 and 1997

   Consolidated statements of cash flows of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1998

   Consolidated statements of shareholders' equity of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1998

   Notes to consolidated financial statements

   Report of Independent Auditors

   Quarterly Results of Operations (unaudited)

      The above consolidated financial statements, related notes, report thereon and the quarterly results of operations which appear on pages 23, 33, 36, 40-61, 63, and 62 of the Company's 1998 Annual Report to Shareholders are hereby incorporated by reference in this document.

Commercial and Industrial (Article 5) Schedule:

II - Valuation and qualifying accounts


All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

                                                                 SCHEDULE II
Valuation and Qualifying Accounts
Year ended December 31, 1998, 1997 and 1996

                                           Additions
                             Balance at    charged to   Deductions,  Balance
                              beginning     costs and     net of      at end
(in millions)                 of period     expenses    recoveries of period

1998
Allowance for Losses on:
   Accounts Receivable          $ 92          $ 78         $ 68         $102
   Finance Receivables           389           223          171          441
Deferred Tax Valuation
   Allowance                       -             -            -            -
                                $481          $301         $239         $543

1997
Allowance for Losses on:
   Accounts Receivable          $ 92          $ 84         $ 84         $ 92
   Finance Receivables           347           181          139          389
Deferred Tax Valuation
   Allowance                       -             -            -            -

                                $439          $265         $223         $481

1996
Allowance for Losses on:
   Accounts Receivable          $ 90          $ 73         $ 71         $ 92
   Finance Receivables           322           186          161          347
Deferred Tax Valuation
   Allowance                      20            -            20            -

                                $432          $259         $252         $439































Index of Exhibits

Document and Location

(3) (a) Restated Certificate of Incorporation of Registrant filed by the Department of State of New York on October 29, 1996.

            Incorporated by reference to Exhibit 3(a)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

    (b)     By-Laws of Registrant, as amended through January 25, 1999.

            Incorporated by reference to Exhibit (2) to Amendment No. 4 to Registrant's Registration Statement on Form 8-A dated January 26, 1999.

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

            Incorporated by reference to Exhibit 4(a) to Registration Nos. 33-44597, 33-49177 and 33-54629.

    (c) Indenture dated as of September 20, 1996 between Registrant and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors.

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-13179.

    (d) Indenture dated as of October 1, 1997 among Registrant, Xerox Overseas Holding Limited (formerly Xerox Overseas Holding PLC), Xerox Capital (Europe) plc (formerly Xerox Capital (Europe) plc) and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by Registrant and unlimited amounts of guaranteed debt securities which may be issued from time to time by the other issuers when and as authorized by or pursuant to a resolution or resolutions of the Board of Directors of Registrant or the other issuers, as applicable.

            Incorporated by reference to Exhibit 4(b) to Registration Statement Nos. 333-34333, 333-34333-01 and 333-34333-02.

    (e) Indenture dated as of April 21, 1998 between Registrant and The First National Bank of Chicago relating to $1,012,198,000 principal amount at maturity of Registrant's Convertible Subordinated Debentures due 2018.

            Incorporated by reference to Exhibit 4(b) to Registration Statement No. 333-59355.

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

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-27525.

    (h) Indenture dated as of October 2, 1995, between XCC and State Street Bank and Trust Company relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement Nos. 33-61481 and 333-29677.

    (i) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10) The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 1999 Proxy Statement are preceded by an asterisk (*).

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

            Incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1989.

   *(j) Registrant's Contributory Life Insurance Program, as amended as of January 30, 1998.

            Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1997.

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

   *(l) Registrant's Deferred Compensation Plan for Executives, 1997 Amendment and Restatement.

            Incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.

   *(m)     Executive Performance Incentive Plan.

            Incorporated by reference to Registrant's Notice of the 1995 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

   *(n)     Registrant's 1998 Employee Stock Option Plan.

            Incorporated by reference to Registrant's Notice of the 1998 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

(11)        Statement re computation of per share earnings.

(12)        Computation of Ratio of Earnings to Fixed charges.

(13) Pages 22 through 65 and 68 of Registrant's 1998 Annual Report to Shareholders.

(21)        Subsidiaries of the Registrant.

(23)        Consent of KPMG LLP.

(27)        Financial Data Schedule (in electronic form only).