Form 10-Q
period 1999-03-31
XEROX CORP
filed 1999-05-14
CIK 108772

                              FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 1999

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at April 30,1999

Common Stock                            661,308,844  shares

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

Transition to Digital - presently black and white light-lens copiers represent approximately 35% of the Registrant's revenues. This segment of the general office is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

Pricing - the Registrant's ability to succeed is dependent upon its ability to obtain adequate pricing for its products and services which provide a reasonable return to shareholders. Depending on competitive market factors, future prices the Registrant can obtain for its products and services may vary from historical levels. In addition, pricing actions to offset devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition.

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

Revenue Growth - Registrant's ability to attain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of its equipment sales worldwide. The ability to achieve equipment sales growth is subject to the successful implementation of our initiatives to provide industry-oriented global solutions for major customers and expansion of its distribution channels in the face of global competition and pricing pressures. Our inability to attain a consistent trend of revenue growth could materially affect the trend of our actual results.

Restructuring - the Registrant's ability to ultimately reduce pre-tax annual expenditures by approximately $1 billion is dependent upon its ability to successfully implement the 1998 restructuring program including the elimination of 9,000 jobs, net, worldwide, the closing and consolidation of facilities, and the successful implementation of process and systems changes.

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




                           Xerox Corporation
                               Form 10-Q
                            March 31, 1999

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         5
      Consolidated Balance Sheets                               6
      Consolidated Statements of Cash Flows                     7
      Notes to Consolidated Financial Statements                8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      13
      Discontinued Operations                                  23
      Capital Resources and Liquidity                          26
      Risk Management                                          28

   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk                                               29

Part II - Other Information

   Item 1. Legal Proceedings                                   29
   Item 2. Changes in Securities                               29
   Item 6. Exhibits and Reports on Form 8-K                    30

Signatures                                                     31

Exhibit Index

   Computation of Net Income per Common Share                  32

   Computation of Ratio of Earnings to Fixed Charges           33

   By-Laws of Registrant, as amended through
   April 6, 1999                  (filed in electronic form only)

Financial Data Schedule           (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor

PART I - FINANCIAL INFORMATION

Item 1                           Xerox Corporation
                      Consolidated Statements of Income (Unaudited)

                                                    Three months ended
                                                           March 31,
(In millions, except per-share data)                    1999     1998

Revenues
  Sales                                              $ 2,116  $ 2,205
  Service and rentals                                  1,922    1,833
  Finance income                                         262      266
  Total Revenues                                       4,300    4,304


Costs and Expenses
  Cost of sales                                        1,114    1,228
  Cost of service and rentals                          1,080    1,001
  Equipment financing interest                           133      142
  Research and development expenses                      251      234
  Selling, administrative and general
    expenses                                           1,171    1,196
  Other, net                                              57       58
  Total Costs and Expenses                             3,806    3,859


Income before Income Taxes, Equity Income
  and Minorities' Interests                              494      445

  Income taxes                                           153      147
  Equity in net income of unconsolidated
    affiliates                                            10       14
  Minorities' interests in earnings of
    subsidiaries                                           8       11

Income from Continuing Operations                        343      301

Discontinued Operations                                    -     (190)

Net Income                                            $  343  $   111


Basic Earnings (Loss) per Share
  Continuing Operations                               $ 0.50  $  0.44
  Discontinued Operations                                  -    (0.29)
Basic Earnings per Share                              $ 0.50  $  0.15


Diluted Earnings (Loss) per Share
  Continuing Operations                               $ 0.48  $  0.42
  Discontinued Operations                                  -    (0.26)
Diluted Earnings per Share                            $ 0.48  $  0.16

See accompanying notes.



                                Xerox Corporation
                            Consolidated Balance Sheets

                                             March 31,     December 31,
(In millions, except share data in thousands)    1999             1998
Assets                                     (Unaudited)

Cash                                         $    106          $    79
Accounts receivable, net                        2,758            2,671
Finance receivables, net                        4,876            5,220
Inventories                                     3,309            3,269
Deferred taxes and other current assets         1,322            1,236

  Total Current Assets                         12,371           12,475

Finance receivables due after one year, net     8,652            9,093
Land, buildings and equipment, net              2,335            2,366
Investments in affiliates, at equity            1,402            1,456
Goodwill, net                                   1,724            1,731
Other assets                                    1,233            1,233
Investment in discontinued operations           1,559            1,670

Total Assets                                 $ 29,276         $ 30,024


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  4,159        $   4,104
Accounts payable                                  789              948
Accrued compensation and benefit costs            537              722
Unearned income                                   229              210
Other current liabilities                       1,956            2,523

  Total Current Liabilities                     7,670            8,507

Long-term debt                                 11,806           10,867
Postretirement medical benefits                 1,103            1,092
Deferred taxes and other liabilities            2,513            2,711
Discontinued operations liabilities -
  policyholders' deposits and other               797              911
Deferred ESOP benefits                           (370)            (370)
Minorities' interests in equity of subsidiaries   107              124
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                      638              638
Preferred stock                                   683              687
Common shareholders' equity                     4,329            4,857

Total Liabilities and Equity                 $ 29,276        $  30,024

Shares of common stock issued                 659,940           657,196
Shares of common stock outstanding            659,940           656,787

See accompanying notes.




                             Xerox Corporation
                 Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31  (In millions)             1999         1998

Cash Flows from Operating Activities
Income from Continuing Operations                     $ 343       $  301
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                         223          200
  Provisions for doubtful accounts                       60           45
  Provision for postretirement medical
    benefits, net of payments                            11           11
  Charges against 1998 restructuring reserve            (90)           -
  Minorities' interests in earnings of subsidiaries       8           11
  Undistributed equity in income of
    affiliated companies                                (10)          (9)
  Increase in inventories                              (319)        (346)
  Increase in on-lease equipment                        (35)         (64)
  Increase in finance receivables                      (144)         (45)
  Increase in accounts receivable                      (122)        (125)
  Decrease in accounts payable and accrued
    compensation and benefit costs                     (333)        (472)
  Net change in current and deferred income taxes        (7)         (16)
  Decrease in other current and noncurrent
    liabilities                                        (336)        (298)
  Other, net                                           (106)           8
Total                                                  (857)        (799)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment   (116)         (88)
  Proceeds from sales of land, buildings and equipment   17            7
  Other, net                                            (25)           1
Total                                                  (124)         (80)

Cash Flows from Financing Activities
  Net change in debt                                  1,106          894
  Dividends on common and preferred stock              (146)        (133)
  Proceeds from sale of common stock                     79           26
  Repurchase of common and preferred stock                -           (1)
  Dividends to minority shareholders                    (23)          (3)
Total                                                 1,016          783
Effect of Exchange Rate Changes on Cash                  (4)           5

Cash Provided (Used) by Continuing Operations            31          (91)

Cash Provided (Used) by Discontinued Operations          (4)          35
Increase (Decrease) in Cash                              27          (56)

Cash at Beginning of Period                              79           75

Cash at End of Period                                $  106       $   19

See accompanying notes.




1. The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Corporation ("the Company") in accordance with the accounting policies described in its 1998 Annual Report to Shareholders and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

Prior years' financial statements have been restated to reflect certain reclassifications to conform with the 1999 presentation.
The impact of these changes is not material and did not affect net income.

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.  Inventories consist of (in millions):

                                         March 31,     December 31,
                                             1999             1998

Finished products                       $   1,965         $  1,923
Work in process                               137              111
Raw materials and supplies                    511              464
Equipment on operating leases, net            696              771
    Total                               $   3,309         $  3,269


3. On January 25, 1999, the Board of Directors approved a two-for-one split of the Company's common stock. The effective date of the stock split was February 23 for shareholders of record as of February 4. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares and per-share amounts have been restated.


4. On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, in the second quarter of 1998 we recorded a pre-tax provision of $1,644 million ($1,107 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes the elimination of approximately 9,000 jobs, net, worldwide, the closing and consolidation of facilities, and the write-down of certain assets. The charges associated with this restructuring program include $113 million of inventory charges recorded as cost of revenues and $316 million of asset impairments. Included in the asset impairment charge are facility fixed assets write-downs of $156 million and other asset write-downs of $160 million. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on fair value less cost to sell, with fair value based on third-party valuations as well as our internal estimates of existing market prices for similar assets. The effect of suspending depreciation on assets no longer in use for the first quarter of 1999 is not material. The remaining $160 million of asset impairments includes the write-down of certain technology assets and other items impacted by the consolidation activities described below. Key initiatives of the restructuring include:
1) Consolidating 56 European customer support centers into one facility and implementing a shared services organization for order entry, invoicing, and other back-office and sales operations.
2) Streamlining manufacturing, logistics, distribution and service operations. This will include centralizing U.S. parts depots and outsourcing storage and distribution.
3) Overhauling our internal processes and associated resources, including closing one of four geographically-organized U.S. customer administrative centers.

 The reductions are occurring primarily in administrative functions, but also impact service, research and manufacturing.

 The following table summarizes the status of the restructuring reserve (in millions):

                                            Charges   March 31,
                                    Total   Against     1999
                                   Reserve  Reserve    Balance
 Severance and related costs       $1,017     $387       $630
 Asset impairment                     316      316          -
 Lease cancellation and other costs   198       35        163
 Inventory charges                    113      113          -
 Total                             $1,644     $851       $793

 As of March 31, 1999, approximately 6,400 employees have left the Company under the restructuring program.

 There have been no material changes to the program since its announcement in April 1998, and the majority of the remaining reserve will be utilized throughout the remainder of 1999 and 2000.


5.  Common shareholders' equity consists of (in millions):

                                         March 31,     December 31,
                                             1999             1998

Common stock                             $    663         $    660
Additional paid-in-capital                  1,393            1,265
Retained earnings                           3,889            3,712
Translation adjustments                    (1,616)            (761)
Treasury stock                                  -              (19)
Total                                    $  4,329         $  4,857


Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows (in millions):

                                         March 31,        March 31,
                                             1999             1998
Net income                               $    343         $    111
Translation adjustments                      (855)             (71)
Comprehensive income (loss)              $   (512)        $     40


6. Interest expense totaled $206 million and $177 million for the three months ended March 31, 1999 and 1998, respectively.


7. Operating segment profit or loss information for the three months ended March 31, 1999 and 1998 is as follows (in millions):

                                  Core      Paper and
                              Business          Media      Other      Total
1999
Revenue from external
   customers                    $3,480           $281       $277     $4,038
Finance income                     261              -          1        262
Intercompany revenues              (34)             -         34          -
Total segment revenues          $3,707           $281       $312     $4,300

Segment profit (loss)           $  486           $ 17       $ (9)    $  494

1998
Revenue from external
   customers                    $3,468           $299       $271     $4,038
Finance income                     266              -          -        266
Intercompany revenues              (59)             -         59          -
Total segment Revenues          $3,675           $299       $330     $4,304

Segment profit (loss)           $  456           $ 16       $(27)    $  445

Our 50% share of the income from Fuji-Xerox, which is accounted for under the equity method, included in Equity in net income of unconsolidated affiliates and is shown net of tax.


8.  Litigation

Continuing Operations

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Subsequently, a single corporate entity, CSU, L.L.C.("CSU") was substituted for the three affiliated companies. CSU claimed damages predominately resulting from the Company's alleged refusal to sell parts for high volume copiers and printers to CSU prior to 1994. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as CSU, were not included in that class action. The Company asserted counterclaims against CSU alleging patent and copyright infringement relating to the copying of diagnostic software and service manuals. On April 8, 1997, the District Court granted partial summary judgment in favor of the Company on CSU's antitrust claims, ruling that the Company's unilateral refusal to sell or license its patented parts cannot give rise to antitrust liability. On January 8, 1999, the Court dismissed with prejudice all of CSU's antitrust claims. CSU has preserved for appeal only its claims that Xerox unlawfully refused to sell critical parts (including patented parts), to sell manuals and to license
patented and copyrighted  software and its claim that   the
Company's refusal to sell non-critical parts was unlawful because it was in conjunction with an allegedly unlawful refusal to sell critical parts. The District Court also granted summary judgment in favor of the Company on its patent infringement claim, leaving open with respect to patent infringement only the issues of willfulness and the amount of damages, and granted partial summary judgment in favor of the Company with respect to
some of its claims of copyright infringement.   A judgment  in
the amount of $1,039,282 was entered in favor of the Company and against CSU on the copyright infringement counterclaim.
CSU has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

   On April 11, 1996, an action was commenced by Accuscan Corp. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40 million. However, on September 14, 1998, the Court granted the Company's motion for a new trial on damages. The Company is also seeking to appeal the issue of liability and believes that the liability verdict should be set aside. A new trial on damages is set for August, 1999.

   On December 18, 1998, three former employees of Crum & Forster Holdings, Inc. (a former subsidiary of ours) ("C&F") filed a lawsuit in the United States District Court for the District of New Jersey claiming wrongful termination of their participation in the Xerox Corporation Employee Stock Ownership Plan ("ESOP"). Xerox, the ESOP, C&F and the company that acquired C&F are named defendants. Plaintiffs purport to bring this action on behalf of themselves and a class of approximately 10,000 persons who were employed by C&F (or one of its insurance subsidiaries which also participated in the ESOP) from July 1, 1989 through December 31, 1993. Plaintiffs assert violations of the Employee Retirement Income Security Act, breach of contract, conversion, unjust enrichment and fraudulent misrepresentation. They are seeking approximately $250 million in damages.

   The foregoing action is related to an action previously filed in the United States District Court for the Western District of Texas. The Texas plaintiffs did not specify their damages, but they sought certification of a similar class of former ESOP participants. Plaintiffs' motion for class certification was denied by the Court on March 26, 1999. The plaintiffs have asked the Court to reconsider its decision.

   We deny any wrongdoing and we intend to vigorously defend both the Texas and New Jersey actions.



9. Subsequent Event

In May, 1999 Xerox Capital (Europe) plc, an indirect wholly owned subsidiary of ours, issued 5.75% debentures maturing May 15, 2002 for net proceeds of $498 million and 5.875% debentures maturing May 15, 2004 for net procceds of $496 million. The 5.75% debentures pay interest semi-annually and were issued at an effective interest rate of 5.82% per annum. The 5.875% debentures pay interest semi-annually and were issued at an effective interest rate of 5.99% per annum. The proceeds were used to reduce commercial paper borrowings.

Item 2                   Xerox Corporation
             Management's Discussion and Analysis of
           Results of Operations and Financial Condition

 Document Processing

Summary

Income from continuing operations increased 14 percent to $343 million in the 1999 first quarter from $301 million in the 1998 first quarter. The increase was primarily due to improved operating margins that reflected ongoing benefits from the company's worldwide restructuring program and a heightened focus on productivity and expense controls. The productivity and expense control actions included significant cost reductions in our Brazilian operations, encompassing branch consolidations and centralization of administrative support functions, as well as additional worldwide cost constraints.

Pre-currency revenues, excluding Brazil, grew 3 percent, reflecting revenue growth of 4 percent in the United States and 2 percent in Europe. U.S. and European revenue growth was depressed in the 1999 first quarter, reflecting the impact of the implementation of initiatives announced in January 1999 to provide industry-oriented global document solutions for major customers. These initiatives required substantial one-time investments, including enhanced sales training and development and some changes in customer relationships, which impacted first quarter sales productivity more than anticipated. Including Brazil and the effects of currency, revenues of $4.3 billion were flat compared with the first quarter of 1998.

Diluted earnings per share from continuing operations increased
14 percent to $0.48 in the 1999 first quarter from $0.42 in the 1998 first quarter.

Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth." Latin American amounts are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments, and our operations in these countries traditionally implement pricing actions to recover the impact of inflation and devaluation.

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European currencies on a revenue-weighted basis, the U.S. dollar was approximately 3 percent weaker in the 1999 first quarter than in the 1998 first quarter. As a result, European currency translation had a favorable impact of approximately 1 percentage point on revenue growth.

The total unfavorable impact of our Brazilian Operations on our revenue growth was approximately 4 percentage points. This included the very significant currency devaluation as the Real weakened to an average exchange rate of 1.73 in the 1999 first quarter compared with 1.13 in the 1998 first quarter, and weaker activity as interest rates in Brazil remained high. Operationally, significant price increases were implemented which are intended to offset the effect of the devaluation over time. Revenues denominated in currencies where the local currency is the functional currency, including the Brazilian Real, are not hedged for purposes of translation into U.S. dollars.

Revenues

Total pre-currency revenues declined 1 percent in the 1999 first quarter, but grew 3 percent excluding Brazil. For the major product categories, the pre-currency revenue growth rates are as follows:
                               1998	                   1999   .
                         Q1   Q2   Q3   Q4   FY     Q1    Q1
                                                        (Excl.
                                                        Brazil)
Total Revenues          10%  10%   6%   7%    8%    (1)%   3%

Digital Products        34   41   38   33    36     28    33
Light-Lens Copiers      (4)  (8) (15) (16)  (11)   (24)  (20)

Digital product revenues, which grew 28 percent in the 1999 first quarter, 33 percent excluding Brazil, were driven by the continued outstanding revenue growth from our expanding family of black-and-white Document Centre digital multi-function products and reached 48 percent of total revenues compared with 38 percent of total revenues in the 1998 first quarter. Production publishing revenues grew 12 percent in the 1999 first quarter consistent with recent trends but production printing revenue declined 6 percent due primarily to lower activity. Color copying and printing growth was 8 percent in the 1999 first quarter with strong growth in DocuColor 40 revenues and excellent DocuColor 70 and indirect channels growth. Office color copier revenue declined as unit volumes declined, and pricing pressure and some shift to less-featured models continued. Our DocuPrint N series of monochrome laser printers and new and expanding line of monochrome digital copiers sold through indirect sales channels
continued their excellent growth.   Black-and-white light-lens
copier revenues declined 24 percent in the 1999 first quarter as a result of weakness in Brazil, increased pricing pressures and customer transition to digital copiers.

Geographically, the pre-currency revenue growth rates are as follows:

                                      1998                1999
                            Q1   Q2    Q3    Q4   FY       Q1

Total Revenues              10%  10%    6%    7%   8%      (1)%

United States                7   13    10    11   10        4
Europe                      13   10     5     8    9        2
Other Areas                 11    6    (4)   (4)   1      (16)

Memo: Fuji Xerox             2   (4)   (6)   (4)  (3)      (1)

First quarter revenue growth in both the U.S. and Europe was disappointing, slowing significantly from prior quarters due to substantial one-time investments, including enhanced sales training and development, and some changes in customer relationships, associated with the initiatives announced in January 1999 to provide industry-oriented global document solutions for major customers. These initiatives temporarily reduced sales time with customers and impacted sales productivity more than anticipated. Sales force retention in both the U.S. and Europe continued to be consistent with 1998 trends. In addition, statutory regulations and practices associated with the implementation of our pan-European approach for customer support and back office operations required considerable management time and diverted focus from revenue generation. Within Europe, revenues in Germany were flat in the first quarter and revenues in France and the U.K. declined modestly, while revenues grew in Italy and Eastern Europe. We are very confident that revenue growth in both the U.S. and Europe will improve as the year progresses.

Other Areas include operations principally in Latin America, Canada, China, Russia, the Middle East and Africa. Revenue in Brazil declined by 45 percent in the 1999 first quarter reflecting primarily the very significant currency devaluation and also the Brazilian recession. Brazilian revenues represented approximately 4 percent of Xerox revenues in the 1999 first quarter compared with 8 percent in the 1998 first quarter. Excluding Brazil, revenue in Other Areas had modest growth. China, the Middle East and Africa had strong revenue growth in the first quarter, Canada and Mexico had good revenue growth, while revenue declined in Argentina, Venezuela and Russia due to economic weakness.

Fuji Xerox Co., Ltd., an unconsolidated entity jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan, Australia, New Zealand, and other areas of the Pacific Rim. Fuji Xerox revenue declined by 1 percent in the 1999 first quarter reflecting a modest revenue decline in Japan partially offset by modest revenue growth in Fuji Xerox' other Asia Pacific territories.

The pre-currency growth rates by type of revenue are as follows:

                                1998                   1999   .
                          Q1   Q2   Q3   Q4   FY     Q1    Q1
                                                        (Excl.
                                                         Brazil)
Total Revenues            10%  10%   6%   7%   8%    (1)%   3%

Sales                     15   14    5    6    9     (5)    -
   Equipment              17   19    7   10   12     (3)    4
   Supplies                8   10    4    4    6     (3)    -
   Paper                  15    4    -   (6)   3     (6)   (5)

Service/Outsourcing/
Rentals/Other              4    6    6    7    6      4     7
   Service                 3    1    1    1    1     (5)   (3)
   Document Outsourcing*  24   25   26   25   25     25    27

Finance Income             8    7    9    5    7     (2)    4

Memo:
Revenues Excluding Equip.
Sales                      6    6    5    4    5      1     3

* Excludes equipment in outsourcing contracts that are accounted for as sales.

Equipment sales in the 1999 first quarter declined 3 percent and were impacted significantly by the currency devaluation and recession in Brazil. Excluding Brazil, equipment sales growth slowed to 4 percent as North American and European sales productivity was impacted more than anticipated by the effects of the January initiatives previously discussed. In addition, indirect channels equipment sales growth was temporarily below recent trends. Approximately 45 percent of 1999 first quarter equipment sales was derived from products introduced since 1997, including the company's expanding line of black-and-white Document Centre digital multi-function equipment, the DocuTech 6180 Production Publisher, and the expanding monochrome and color laser and inkjet product families sold through indirect channels. North American and European equipment sales growth should improve significantly beginning in the second quarter.

Excluding Brazil, supplies revenue was flat in the 1999 first quarter reflecting diversion of U.S. supplies revenue to document outsourcing and some impact of marketing agreements to expand supplies distribution providing royalties rather than supplies revenue.

Paper sales: Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. The first quarter 1999 revenue decline reflects slight volume increases due to expanding distribution channels, which was more than offset by lower industry prices due to an excess of worldwide supply.

Combined service, document outsourcing, rentals and other revenues grew 4 percent in the 1999 first quarter and 7 percent excluding Brazil. Document Outsourcing revenues are split between Equipment Sales and Document Outsourcing. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included as Equipment Sales. All other document outsourcing revenue, including service, equipment rental, supplies, paper and labor, are included in Service/Outsourcing/ Rentals/Other. This has the effect of diverting significant revenues from supplies, paper, service and rental. The continuing excellent Document Outsourcing growth reflects the trend of customers focusing on their core businesses and outsourcing their document processing requirements to Xerox. The growth rate for total document outsourcing revenue is higher than the growth included in the Service/Outsourcing/Rentals/Other category, reflecting an increase in the proportion of equipment in outsourcing contracts accounted for as sales. Service revenues declined 3 percent (excluding Brazil) in the 1999 first quarter compared with abnormal growth in the 1998 first quarter as the impact of higher machine populations resulting from higher equipment sales was more than offset by the impact of the strong customer preference for document outsourcing and competitive price pressures.

Finance income: Our strategy for financing equipment sales in the industrialized economies is to charge a spread over our cost of borrowing and to lock in that spread by match funding the finance receivables with borrowings of similar maturities. Excluding Brazil, modest growth in finance income in the 1999 first quarter is the result of continuing good growth in the financing of equipment sales in the U.S. partially offset by lower average interest rates.

Key Ratios and Expenses

The trend in key ratios was as follows:

                                   	 1998                   1999
                        Q1     Q2     Q3     Q4     FY       Q1

Gross Margin          44.9%  45.6%  46.3%  48.0%  46.3%    45.9%

SAG % Revenue         27.8   27.3   27.7   26.8   27.3     27.2

The gross margin improved by 1.0 percentage points in the 1999 first quarter from the 1998 first quarter as manufacturing and other productivity improvements and favorable currency were only partially offset by continuing competitive price pressures and business mix impact due primarily to higher revenue growth in both the document outsourcing and the indirect channels businesses.

Selling, administrative and general expenses (SAG) declined 2 percent in the 1999 first quarter from the 1998 first quarter driven by a substantial decline in general and administrative expenses reflecting the benefits of our 1998 restructuring program, our sharpened focus on productivity and expense controls implemented in January 1999 to mitigate the impact of the economic turmoil in Brazil, as well as the beneficial currency translation impact of the devaluation on SAG in Brazil. In the 1999 first quarter, SAG represented 27.2 percent of revenue, an improvement of 0.6 percentage points from the 1998 first quarter.

Research and development (R&D) expense in the 1999 first quarter increased 7 percent from the 1998 first quarter. We continue to invest in technological development to maintain our premier position in the rapidly changing document processing market with an added focus on increasing the effectiveness of that investment and time to market. Xerox R&D is strategically coordinated with that of Fuji Xerox which invested $636 million in R&D in the 1998 full year, for a combined total of $1.7 billion.

Worldwide employment increased by 100 in the 1999 first quarter to 92,800 as a result of the net hiring of 1,100 employees substantially offset by 1,000 employees leaving the company under the worldwide restructuring program. The hiring was primarily for the company's fast-growing document outsourcing and professional services businesses, staffing for the centralized European customer care and shared services operations in Ireland and research and development skills enhancement.

The $1 million decrease in other expenses, net, from the 1998 first quarter was primarily due to a small gain on foreign currency transactions in 1999 compared with a loss in 1998, and several other one-time items which were essentially offset by increased non-financing interest expense. The increased non-financing interest expense was the result of higher debt balances partially offset by lower interest rates.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in the Earnings of Subsidiaries

Income before income taxes increased 11 percent to $494 million in the 1999 first quarter from $445 million in the 1998 first quarter.

The effective tax rate, which was 31.0 percent in the 1999 first quarter compared with 33.0 percent in the 1998 first quarter, was generally consistent with the 1998 full year pre-restructuring rate of 31.6 percent. We expect the 1999 full year tax rate to be in line with the 1999 first quarter rate.

Equity in the net income of unconsolidated affiliates is principally our 50 percent share of Fuji Xerox income. Total equity in net income decreased in the 1999 first quarter due to lower Fuji Xerox income, reflecting difficult economic conditions in Japan and other Asia Pacific countries. We expect the difficult economic conditions in Japan and the Pacific Rim to continue to adversely affect Fuji Xerox' operations and it is unlikely that their earnings, before currency translation, will contribute to Xerox earnings growth in 1999.

On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, in the second quarter of 1998 we recorded a pre-tax provision of $1,644 million ($1,107 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes the elimination of approximately 9,000 jobs, net, worldwide, the closing and consolidation of facilities, and the write-down of certain assets. The charges associated with this restructuring program include $113 million of inventory charges recorded as cost of revenues and $316 million of asset impairments. Included in the asset impairment charge are facility fixed assets write-downs of $156 million and other asset write-downs of $160 million. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on fair value less cost to sell, with fair value based on third-party valuations as well as our internal estimates of existing market prices for similar assets. The effect of suspending depreciation on assets no longer in use for the first quarter of 1999 is not material. The remaining $160 million of asset impairments includes the write-down of certain technology assets and other items impacted by the consolidation activities described below. Key initiatives of the restructuring include:
1) Consolidating 56 European customer support centers into one facility and implementing a shared services organization for order entry, invoicing, and other back-office and sales operations.
2) Streamlining manufacturing, logistics, distribution and service operations. This will include centralizing U.S. parts depots and outsourcing storage and distribution.
3) Overhauling our internal processes and associated resources, including closing one of four geographically-organized U.S. customer administrative centers.

 The reductions are occurring primarily in administrative functions, but also impact service, research and manufacturing.

 The following table summarizes the status of the restructuring reserve (in millions):

                                            Charges   March 31,
                                    Total   Against     1999
                                   Reserve  Reserve    Balance
 Severance and related costs       $1,017     $387       $630
 Asset impairment                     316      316          -
 Lease cancellation and other costs   198       35        163
 Inventory charges                    113      113          -
 Total                             $1,644     $851       $793

 As of March 31, 1999, approximately 6,400 employees have left the Company under the restructuring program.

 There have been no material changes to the program since its announcement in April 1998, and the majority of the remaining reserve will be utilized throughout the remainder of 1999 and 2000.

In April 1998, we announced that we were reactivating our $1 billion stock repurchase program, which was suspended when we acquired the remaining financial interest in Xerox Limited in 1997. During the 1999 first quarter the company did not repurchase any stock. Since inception of the program we have repurchased 20.6 million shares for $594 million.

The Year 2000 (Y2K) problem is the result of computer programs written in two digits, rather than four, to define the applicable year. As a result, many information systems are unable to properly recognize and process date-sensitive information beyond December 31, 1999. As with all major companies, certain of our information systems and products require remediation or replacement in order to render these systems Year 2000 compliant. Though a majority of our remediation and replacement work has been completed, 1999 will be used to finish any remaining mission-critical areas and develop and deploy business contingency plans.

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

   The Information Technology section includes applications (software), compute (mainframe/smaller computer environments), infrastructure (networks, servers, and workstations), and telecommunications. The status of each section as of March 31, 1999, is as follows:

   Applications - 97 percent of the mission-critical applications are Y2K Compliant and tested. The remaining work is planned for completion by the third quarter of 1999.

   Compute - 93 percent of our mainframe/smaller computer environments have been upgraded to be Y2K compliant with the remainder scheduled to be completed by mid-1999.

   Infrastructure - 83 percent of networks, servers, and workstations have been upgraded to be Y2K compliant with the remainder to be completed by the third quarter of 1999.

   Telecommunications - 74 percent of internal mission-critical components are Y2K compliant with the remainder planned for compliance by mid-1999. We continue to assess external public utility provider readiness and pursue status on those providers who do not respond.

   The Facilities section, which includes building electrical systems, elevators, access control, security systems, etc., is primarily in the assessment phase. We are on track for achieving compliance of critical owned sites by August 31, 1999. Leased sites are on track and planned for compliance by December 31, 1999.

   We began our efforts in the Vendor Compliance area in November 1997. A general awareness letter was sent to all external suppliers, and an assessment survey was sent to all business critical suppliers. Follow-up was then initiated to validate survey responses and provide a risk profile for each supplier.

   To date, 70% of mission critical suppliers have been assessed. New suppliers have been added to the list and assessments are underway. Of the suppliers assessed, 87% are rated "high confidence" as of March 1999. We will continue to work with the 13% of suppliers rated "low confidence" to ensure supply continuity through 2000. Assessments for the remaining 30% of mission critical suppliers should be completed by June 1999.

   The Y2K process as it relates to our manufacturing operations has primarily focused on our first tier suppliers, and given the vastness and complexity of our supplier base, we had growing concern about the adequacy of a single strategy approach. In response to these concerns, we expect to build an inventory hedge on selected key products and critical sole source parts. This inventory coupled with our normal inventory levels will provide us with a resolution window to resolve any Y2K issues. We currently expect to acquire up to $100 million of this additional inventory which we believe can be utilized in the normal course of business during the first half of 2000. In summary, we believe the resolution period incorporated in the Y2K vendor strategy is adequate to provide supplier continuity coverage. This procedure is intended to provide a means of managing risk; however, no assurance can be given that it will eliminate the potential disruption caused by third party failure.
   Our 1999 efforts will include on-site inspection of 20 key suppliers in the second quarter of 1999 and contingency planning.

   Regarding Product Compliance, 98% of our products, excluding end-of-life products, are Y2K compliant, or we have developed a software/hardware patch or have another solution in progress. We have implementation plans in place to deploy these Y2K solutions so that all in-field Xerox products worldwide will be made compliant by mid-1999.

   In Facilities Management, we have completed inventory, compliance assessment, and action plans. Remediation activities are underway for all customers; 60% of required remediation of third party components has been accomplished. Completion of remediation, on-site integrated testing of components and full deployment is scheduled for mid-1999. Remediation of Xerox products at these sites is being coordinated with the product compliance area.

   Contingency Planning--Certain of our processes have in place business resumption plans. In addition, we have established a contingency program which requires our critical business processes to develop alternative plans should our, or third party remediation efforts experience unforeseen difficulty.

   We are also dependent upon our customers for sales and cash flows. Y2K interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is sufficiently broad to minimize those risks.

   In 1993, Xerox began a project to replace the majority of its legacy systems, which in many cases date back to the 1960s. These efforts continue today. As to remediation, we currently estimate that costs, exclusive of software and systems that are being replaced or upgraded in the normal course of business, and including our products and facilities, as well as legacy systems, will be $183 million of which $28 million was spent in 1997, $92 million in 1998, $18 million in the first quarter of 1999. We estimate $45 million will be spent in the remainder of 1999.

   We believe that the remediation of our information systems and products will occur in a timely fashion so that the Y2K problem will not result in significant operating problems with our operating systems, facilities and products. However, if such remediations are not completed in a timely manner or if third party suppliers of products or services have not completed their remediation efforts, the Y2K problem could potentially have a material adverse impact on our operations. Possible worst case consequences could include an interruption in our ability to: bill and apply collections from our customers; manufacture and deliver products to our customers; or meet our cash requirement needs.


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




Discontinued Operations

The net investment in the discontinued financial services businesses which includes Insurance, Other Financial Services and Third Party Financing and Real Estate totaled $762 million at March 31, 1999 compared with $759 million at December 31, 1998. The change in 1999 was primarily caused by the funding of reinsurance coverage for the former Talegen Holdings, Inc. (Talegen) companies to Ridge Reinsurance Limited (Ridge Re) and interest for the period on the assigned debt, both of which were nearly entirely offset by the sale of six of our remaining eight financing leases and the sale of other Real Estate investments.
A discussion of the discontinued businesses follows.

Status of Insurance

In 1995, we recorded a $1,546 million after tax charge in connection with the disengagement activities for our five then remaining Talegen insurance companies and three related service companies.

In 1997, three of the insurance companies and one service company were sold. As part of the consideration for one of the companies, The Resolution Group, Inc. (TRG), which closed in the fourth quarter of 1997, we received a $462 million performance-based instrument. In 1998, the remaining insurance and service companies were sold. In the first quarter, we completed the sale of the Westchester Specialty Group, Inc. (WSG) for $338 million in cash, less approximately $70 million in transaction-related costs. In the third quarter, we completed the sale of Crum & Forster Holdings, Inc. (CFI) for $680 million, including the repayment of $115 million in debt, less approximately $75 million in transaction-related costs. With the completion of the CFI transaction, we have effectively completed our disengagement strategy from the Talegen companies. In the first quarter of 1998 an additional after-tax charge of $190 million was recorded.

Xerox Financial Services, Inc. (XFSI) continues to provide aggregate excess of loss reinsurance coverage to certain of the former Talegen units and TRG through Ridge Re, a wholly owned subsidiary. The coverage limits total $748 million, which is net of 15 percent coinsurance and exclusive of $234 million in coverage which was reinsured under a retrocessional arrangement during the fourth quarter of 1998 for a total cost to Ridge Re of $158 million. At March 31, 1999, Ridge Re had recognized the discounted value of approximately $454 million of the available coverage and it is possible that some additional reserves could ultimately be needed, although this is not currently anticipated. In April 1999, Ridge Re entered into a novation agreement with another insurer to eliminate its obligations for WSG's reinsurance coverage. The coverage limit under WSG's policy was $128 million. In connection with the agreement, Ridge Re paid the insurer $95 million.

XFSI has guaranteed to certain of the former Talegen units and TRG that Ridge Re will meet all of its financial obligations under the Reinsurance Agreements. Related premium payments to Ridge Re are made by XFSI and guaranteed by us. As of March 31, 1999, there were three remaining annual premium installments of $43 million, plus finance charges. We have also guaranteed that Ridge Re will meet its financial obligations on $578 million of the Reinsurance Agreements and have provided a $400 million partial guaranty of Ridge Re's $800 million letter of credit facility. This facility is required to provide security with respect to aggregate excess of loss reinsurance obligations under contracts with certain of the former Talegen units and TRG.

XFSI may also be required, under certain circumstances, to purchase over time additional redeemable preferred shares of Ridge Re, up to a maximum of $301 million.

Net Investment in Insurance

The net investment in Insurance at March 31, 1999 totaled $595 million compared with a balance of $513 million at December 31, 1998. The increase in 1999 is due to contractual payments to Ridge Re for annual premium installments and associated finance charges, payment for the settlement of litigation related to the sale of one of the former Talegen units and interest on the assigned insurance debt.


Other Financial Services

The net investment in Other Financial Services at March 31, 1999 was $138 million compared with $132 million at December 31, 1998. Debt associated with these assets totaled $50 million at March 31, 1999 and December 31, 1998. The increase in the investment is primarily due to payment related to the settlement of certain litigation and interest on the assigned debt.

On June 1, 1995, XFSI completed the sale of Xerox Financial Services Life Insurance Company and related companies (Xerox
Life). In connection with the transaction, OakRe Life Insurance Company (OakRe), a wholly owned XFSI subsidiary, has assumed responsibility, via Coinsurance Agreements, for existing Single Premium Deferred Annuity (SPDA) policies issued by Xerox Life. The Coinsurance Agreements include a provision for the assumption (at their election) by the purchaser's companies, of all of the SPDA policies at the end of their current rate reset periods. A Novation Agreement with an affiliate of the new owner provides for the assumption of the liability under the Coinsurance Agreements for any SPDA policies not so assumed.

As a result of the Coinsurance Agreements, at March 31, 1999, OakRe retained approximately $0.7 billion of investment portfolio assets (transferred from Xerox Life) and liabilities related to the reinsured SPDA policies. Interest rates on these policies are fixed and were established upon issuance of the respective policies. Substantially all of these policies will reach their rate reset periods through the year 2000 and will be assumed under the Agreements as described above. Xerox Life's portfolio was designed to recognize that policy renewals extended liability "maturities," thereby permitting investments with average duration somewhat beyond the rate reset periods. OakRe's practice is to selectively improve this match over time as market conditions allow.

In connection with the aforementioned sale, XFSI established a $500 million letter of credit and line of credit with a group of banks to support OakRe's coinsurance obligations. The term of this letter of credit is five years and it is unused and available at March 31, 1999. Upon a drawing under the letter of credit, XFSI has the option to cover the drawing in cash or to draw upon the credit line.

Third Party Financing and Real Estate

Third Party Financing and Real Estate assets at March 31, 1999 and December 31, 1998 totaled $123 million and $250 million, respectively. The reduction primarily relates to the sale of six of our remaining eight financing leases as well as other asset sales and runoff activity that were consistent with the amounts contemplated in the formal disposal plan. Debt associated with these assets totaled $44 million and $86 million at March 31, 1999 and December 31, 1998, respectively.




Capital Resources and Liquidity


Total debt, including ESOP and Discontinued Operations debt not shown separately in our consolidated balance sheets, increased to $16,059 million at March 31, 1999 or $952 million more than at December 31, 1998. The changes in consolidated indebtedness during the first three months of 1999 and 1998 are summarized as follows (in millions):


                                       1999        1998
Total debt* as of January 1         $15,107     $12,903
Non-Financing Businesses:
Document Processing
  operations cash  usage                987       1,017
Brazil dollar debt reallocation         446           -
Discontinued businesses                   4         (35)
Non-Financing Businesses              1,437         982
Financing Businesses                   (505)        (99)
Shareholder dividends                   146         133
Stock options exercised
  and other changes                    (126)       (247)
Total debt* as of March 31          $16,059     $13,672

* Includes discontinued operations.

For analytical purposes, total equity includes common equity, ESOP preferred stock, mandatorily redeemable preferred securities and minorities' interests.


The following table summarizes the changes in total equity during the first three months of 1999 and 1998 (in millions):

                                         1999        1998
Total equity as of January 1           $6,306      $6,454
Income from Continuing Operations         343         301
Loss from Discontinued Operations           -        (190)
Shareholder dividends                    (146)       (133)
Exercise of stock options                  79          26
Change in minorities' interests           (17)          -
Translation adjustments                  (855)        (71)
All other, net                             47          19
Total equity as of March 31            $5,757      $6,406




Non-Financing Operations

The following table summarizes document processing non-financing operations cash generation and usage for the three months ended
March 31, 1999 and 1998 (in millions):

                                         1999        1998
Document Processing Non-Financing:
Income from continuing operations      $  266     $   239
Depreciation* and amortization            223         200
Loss from discontinued operations           -        (190)
Subtotal                                  489         249
Additions to land, buildings and
  equipment                              (116)        (88)
Increase in inventories                  (319)       (346)
Increase in on-lease equipment            (35)        (64)
Increase in accounts receivable          (122)       (125)
Decrease in other assets and
  liabilities                            (794)       (643)
Subtotal                                 (897)     (1,017)
Cash charges against 1998
  restructuring reserve                   (90)          -
Net Cash Usage                          $(987)    $(1,017)


* Includes rental equipment depreciation of $105 and $95 million in first quarter 1999 and 1998, respectively


Non-financing operations' cash usage during the first three months of 1999 totaled $987 million or $30 million less than in
the first three months of 1998.   Higher net income and non-cash
charges, and lower inventory growth, were partially offset by higher capital spending, net changes in other assets and liabilities such as prepaid expenses, accounts payable and accrued compensation, and cash charges against the 1998 restructuring reserve.


Financing Businesses

Customer financing-related debt declined by $505 million during the first three months of 1999 or $406 more than in first quarter 1998. The decline is more than due to a reallocation to non financing operations of a portion of Xerox do Brasil's U.S. dollar denominated debt used to fund customer finance receivables denominated in Brazilian currency. The reallocation is in line with our 8:1 debt to equity guideline for financing operations.

Debt related to discontinued third party financing and real estate activities, which is included in financing business debt, totaled $44 million at March 31, 1999 or $42 million less than at year end 1998. Asset sales and portfolio run-off account for the first quarter reduction. Third party financing and real estate debt was $119 at March 31, 1998 essentially unchanged from the year end 1997 level.

Funding Plans for 1999

During the first quarter of 1999, the company filed a new $4 billion shelf registration statement with the Securities and Exchange Commission. This shelf facility is available to Xerox Corporation, Xerox Credit Corporation and Xerox Capital (Europe) plc. In May 1999, Xerox Capital (Europe) plc issued a total of $1 billion of 3 and 5 year debt under this shelf facility.

Risk Management

Xerox is typical of multinational corporations because it is exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition.

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

Currency derivatives are primarily arranged in conjunction with underlying transactions that give rise to foreign currency-denominated payables and receivables. For example, an option to buy foreign currency to settle the importation of goods from foreign suppliers, or a forward exchange contract to fix the dollar value of a foreign currency-denominated loan.


With regard to interest rate hedging, virtually all customer-financing assets earn fixed rates of interest. Therefore, within industrialized economies, we "lock in" an interest rate spread by arranging fixed-rate liabilities with similar maturities as the underlying assets and fund the assets with liabilities in the same currency, except in developing economies where capital market access to these financial instruments is impracticable.
We refer to the effect of these conservative practices as "match funding" customer financing assets. This practice effectively eliminates the risk of a major decline in interest margins during a period of rising interest rates. Conversely, this practice effectively eliminates the opportunity to materially increase margins when interest rates are declining.

Pay fixed-rate and receive variable-rate swaps are typically used in place of more expensive fixed-rate debt. Additionally, pay variable-rate and receive fixed-rate swaps are used from time to time to transform longer-term fixed-rate debt into variable rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures. The potential risk attendant to this strategy is the non-performance of the swap counterparty. We address this risk by arranging swaps with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings and determining the replacement cost, if any, of existing transactions.


Our currency and interest rate hedging are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.



Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption "Risk Management" on pages 28-29 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information set forth under Note 8 contained in the "Notes to Consolidated Financial Statements" on pages 11-12 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.


Item 2.  Changes in Securities

During the quarter ended March 31, 1999, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a)  Securities Sold:  on January 1, 1999, Registrant issued
     1746 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi,
     H. Kopper, R.S. Larsen, J.D. Macomber, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P. F. Russo, M.R. Seger and T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $59.00 per share (aggregate price $102,625), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's
     Restricted Stock Plan for Directors.

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

     Exhibit 3 (b) By-Laws of Registrant, as amended through
     April 6, 1999 (in electronic form only).

     Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 Financial Data Schedule (in electronic form only).


(b)  Current reports on Form 8-K dated December 18, 1998, January
25, 1999 and March 26, 1999 reporting Item 5 "Other Events" was filed during the quarter for which this Quarterly Report is filed.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         XEROX CORPORATION
                                           (Registrant)




                                   _____________________________
Date: May 14, 1999                     By  Philip D. Fishbach
                                   Vice President and Controller
                                  (Principal Accounting Officer)