Form 10-Q
period 1999-06-30
XEROX CORP
filed 1999-08-11
CIK 108772

                                    FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 1999

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

    Class                         Outstanding at July 31, 1999

Common Stock                            663,069,923 shares

              This document consists of 35 pages

Forward-Looking Statements

From time to time Xerox Corporation (the Registrant or the Company) and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-Q under "Management's Discussion and Analysis of Results of Operations and Financial Condition," which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

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

In accordance with the provisions of the Litigation Reform Act we are making investors aware that such "forward-looking" statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Such factors include but are not limited to the following:

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

Transition to Digital - presently black and white light-lens copiers represent approximately 31 percent of the Registrant's revenues. This segment of the general office is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

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



                           Xerox Corporation
                               Form 10-Q
                            June 30, 1999

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         5

      Consolidated Balance Sheets                               6

      Consolidated Statements of Cash Flows                     7

      Notes to Consolidated Financial Statements                8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      15

      Discontinued Operations                                  24

      Capital Resources and Liquidity                          26

      Risk Management                                          28

Part II - Other Information

   Item 1. Legal Proceedings                                   30

   Item 2. Changes in Securities                               30

   Item 4. Submission of Matters to a Vote of Security Holders 30

   Item 6. Exhibits and Reports on Form 8-K                    32

Signatures                                                     33

Exhibit Index

   Computation of Net Income per Common Share                  34

   Computation of Ratio of Earnings to Fixed Charges           35

Financial Data Schedule           (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor

PART I - FINANCIAL INFORMATION

Item 1                           Xerox Corporation
                      Consolidated Statements of Income (Unaudited)

                                        Three months ended    Six months ended
                                             June 30,              June 30,
(In millions, except per-share data)      1999     1998         1999     1998

Revenues
  Sales                               $  2,561  $ 2,567      $ 4,677  $ 4,771
  Service and rentals                    2,021    1,906        3,943    3,740
  Finance income                           280      269          542      535
  Total Revenues                         4,862    4,742        9,162    9,046


Costs and Expenses
  Cost of sales                          1,400    1,411        2,514    2,639
  Cost of service and rentals            1,118    1,028        2,198    2,029
  Inventory charges                          -      113            -      113
  Equipment financing interest             140      137          273      279
  Research and development expenses        256      262          507      497
  Selling, administrative and general
    expenses                             1,252    1,295        2,423    2,490
  Restructuring charge and asset
    impairments                              -    1,531            -    1,531
  Other, net                                63       64          120      122
  Total Costs and Expenses               4,229    5,841        8,035    9,700


Income (Loss) before Income Taxes
 (Benefits), Equity Income and
 Minorities' Interests                     633   (1,099)       1,127     (654)

  Income taxes (benefits)                  196     (385)         349     (239)
  Equity in net income of
    unconsolidated affiliates              (24)     (12)         (34)     (26)
  Minorities' interests in earnings of
    subsidiaries                            13       10           21       21

Income (Loss) from Continuing Operations   448     (712)         791     (410)

Discontinued Operations                      -       -             -     (190)

Net Income (Loss)                      $   448  $  (712)     $   791  $  (600)


Basic Earnings (Loss) per Share
  Continuing Operations                $  0.66  $ (1.10)     $  1.16  $ (0.66)
  Discontinued Operations                    -        -            -    (0.29)
Basic Earnings per Share               $  0.66  $ (1.10)     $  1.16  $ (0.95)


Diluted Earnings (Loss) per Share
  Continuing Operations                $  0.62  $ (1.10)     $  1.09  $ (0.66)
  Discontinued Operations                    -        -            -    (0.29)
Diluted Earnings per Share             $  0.62  $ (1.10)     $  1.09  $ (0.95)
See accompanying notes.


                                Xerox Corporation
                            Consolidated Balance Sheets

                                              June 30,     December 31,
(In millions, except share data in thousands)    1999             1998
Assets                                     (Unaudited)

Cash                                         $    103          $    79
Accounts receivable, net                        2,897            2,671
Finance receivables, net                        4,945            5,220
Inventories                                     3,091            3,269
Deferred taxes and other current assets         1,446            1,236

  Total Current Assets                         12,482           12,475

Finance receivables due after one year, net     8,065            9,093
Land, buildings and equipment, net              2,367            2,366
Investments in affiliates, at equity            1,400            1,456
Goodwill, net                                   1,688            1,731
Other assets                                    1,182            1,233
Investment in discontinued operations           1,447            1,670

Total Assets                                 $ 28,631         $ 30,024


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  3,857        $   4,104
Accounts payable                                  759              948
Accrued compensation and benefit costs            582              722
Unearned income                                   205              210
Other current liabilities                       1,815            2,523

  Total Current Liabilities                     7,218            8,507

Long-term debt                                 11,567           10,867
Postretirement medical benefits                 1,114            1,092
Deferred taxes and other liabilities            2,395            2,711
Discontinued operations liabilities -
  policyholders' deposits and other               694              911
Deferred ESOP benefits                           (370)            (370)
Minorities' interests in equity of subsidiaries   118              124
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                      638              638
Preferred stock                                   678              687
Common shareholders' equity                     4,579            4,857

Total Liabilities and Equity                 $ 28,631        $  30,024

Shares of common stock issued                 662,661           657,196
Shares of common stock outstanding            662,661           656,787

See accompanying notes.




                             Xerox Corporation
                 Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30  (In millions)                 1999          1998

Cash Flows from Operating Activities
Income (Loss)from Continuing Operations               $  791        $ (410)
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                          457           393
  Provisions for doubtful accounts                       123           111
  Restructuring and other charges                          -         1,644
  Provision for postretirement medical
    benefits, net of payments                             22            21
  Charges against 1998 restructuring reserve            (221)         (133)
  Minorities' interests in earnings of subsidiaries       21            21
  Undistributed equity in income of affiliated companies (33)          (21)
  Increase in inventories                               (100)         (577)
  Increase in on-lease equipment                        (125)         (149)
  Decrease (Increase) in finance receivables             101          (476)
  Increase in accounts receivable                       (281)         (224)
  Decrease in accounts payable and accrued
    compensation and benefit costs                      (319)         (224)
  Net change in current and deferred income taxes        124          (561)
  Change in other current and noncurrent liabilities    (414)         (246)
  Other, net                                            (217)         (295)
Total                                                    (71)       (1,126)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (310)         (169)
  Proceeds from sales of land, buildings and equipment    26            25
  Acquisition of XLConnect, net of cash acquired           -          (380)
  Other, net                                             (26)            4
Total                                                   (310)         (520)

Cash Flows from Financing Activities
  Net change in debt                                     609         1,904
  Dividends on common and preferred stock               (293)         (265)
  Proceeds from sale of common stock                     117            82
  Repurchase of common and preferred stock                 -           (47)
  Dividends to minority shareholders                     (28)           (4)
Total                                                    405         1,670
Effect of Exchange Rate Changes on Cash                   (6)           15

Cash Provided by Continuing Operations                    18            39

Cash Provided by Discontinued Operations                   6            28
Increase in Cash                                          24            67

Cash at Beginning of Period                               79            75

Cash at End of Period                                $   103       $   142

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

Certain historical amounts have been restated to reflect reclassifications to conform to the current presentation. The impact of these changes is not material and did not affect net income.

References herein to we or our refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.  Inventories consist of (in millions):

                                         June 30,      December 31,
                                             1999             1998

Finished goods                          $   1,901         $  1,923
Work in process                               133              111
Raw materials                                 433              464
Equipment on operating leases, net            624              771
    Total                               $   3,091         $  3,269


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

4. On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, in the second quarter of 1998 we recorded a pre-tax provision of $1,644 million ($1,107 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes the elimination of approximately 9,000 jobs, net, worldwide, the closing and consolidation of facilities, and the write-down of certain assets. The charges associated with this restructuring program include $113 million of inventory charges recorded as cost of revenues and $316 million of asset impairments. Included in the asset impairment charge are facility fixed assets write-downs of $156 million and other asset write-downs of $160 million. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on fair value less cost to sell, with fair value based on third-party valuations as well as our internal estimates of existing market prices for similar assets. The effect of suspending depreciation on assets no longer in use for the second quarter of 1999 is not material.
The remaining $160 million of asset impairments includes the write-down of certain technology assets and other items impacted by the consolidation activities.

The headcount reductions are occurring primarily in administrative functions, but also impact service, research and manufacturing.

The following table summarizes the status of the restructuring reserve (in millions):

                                           Charges    June 30,
                                   Total   Against     1999
                                  Reserve  Reserve    Balance
Severance and related costs       $1,017     $486       $531
Asset impairment                     316      316          -
Lease cancellation and other costs   198       67        131
Inventory charges                    113      113          -
Total                             $1,644     $982       $662

As of June 30 1999, approximately 8,200 employees have left the Company under the restructuring program.

There have been no material changes to the program since its announcement in April 1998, and the majority of the remaining reserve will be utilized throughout the remainder of 1999 and 2000.


5.  Common shareholders' equity consists of (in millions):

                                          June 30,     December 31,
                                             1998             1998

Common stock                             $    665         $    660
Additional paid-in-capital                  1,475            1,265
Retained earnings                           4,175            3,712
Translation adjustments                    (1,736)            (761)
Treasury stock                                  -              (19)
Total                                    $  4,579         $  4,857



Comprehensive income is as follows (in millions):

                                         Three months ended  Six months ended
                                                June 30,          June 30,
                                             1999      1998     1999     1998
Net income (loss)                          $  448    $ (712)  $  791   $ (600)
Fuji Xerox stub period income(loss)             -         -        -       (6)
Translation adjustments                      (121)     (159)    (975)    (230)
Comprehensive income (loss)                $  327    $ (871)  $ (184)  $ (836)


6. Interest expense totaled $405 million and $334 million for the six months ended June 30, 1999 and 1998, respectively.


7. Operating segment profit or loss information for the three months ended June 30, 1999 and 1998 is as follows (in millions):

                                  Core      Paper and
                              Business          Media       Other       Total
1999
Revenue from external
   customers                    $3,992           $280       $ 310     $ 4,582
Finance income                     279              -           1         280
Intercompany revenues              (41)             -          41           -
Total segment revenues          $4,230           $280       $ 352     $ 4,862

Segment profit                  $  599           $ 16       $  18     $   633

1998
Revenue from external
   customers                    $3,888           $289       $ 296     $ 4,473
Finance income                     268              -           1         269
Intercompany revenues             (100)             -         100           -
Total segment Revenues          $4,056           $289       $ 397     $ 4,742

Segment profit (loss)
   before restructuring         $  541           $ 14       $ (10)    $   545
Segment profit (loss)
   after restructuring          $ (964)          $ 11       $(146)    $(1,099)


Operating segment profit or loss information for the six months ended June 30, 1999 and 1998 is as follows (in millions):

                                  Core      Paper and
                              Business          Media       Other       Total
1999
Revenue from external
   customers                    $7,470           $563       $ 587     $ 8,620
Finance income                     541              -           1         542
Intercompany revenues              (76)             -          76           -
Total segment revenues          $7,935           $563       $ 664     $ 9,162

Segment profit                  $1,083           $ 34       $  10     $ 1,127

1998
Revenue from external
   customers                    $7,346           $588       $ 577     $ 8,511
Finance income                     534              -           1         535
Intercompany revenues             (158)             -         158           -
Total segment Revenues          $7,722           $588       $ 736     $ 9,046

Segment profit (loss)
   before restructuring         $  995           $ 30       $ (35)    $   990
Segment profit (loss)
   after restructuring          $ (510)          $ 27       $(171)    $  (654)


8.  Securitization of Receivables

In the second quarter of 1999, Xerox Credit Corporation, a wholly owned subsidiary, securitized approximately $750 million of finance receivables. The gain from this transaction was not material.


9.  Litigation

Continuing Operations

On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Subsequently, a single corporate entity, CSU, L.L.C.("CSU") was substituted for the three affiliated companies. CSU claimed damages predominately resulting from the Company's alleged refusal to sell parts for high volume copiers and printers to CSU prior to 1994. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as CSU, were not included in that class action. The Company asserted counterclaims against CSU alleging patent and copyright infringement relating to the copying of diagnostic software and service manuals. On April 8, 1997, the District Court granted partial summary judgment in favor of the Company on CSU's antitrust claims, ruling that the Company's unilateral refusal to sell or license its patented parts cannot give rise to antitrust liability. On January 8, 1999, the Court dismissed with prejudice all of CSU's antitrust claims. CSU has preserved for appeal only its claims that Xerox unlawfully refused to sell critical parts (including patented parts), to sell manuals and to license
patented and copyrighted  software and its claim that   the
Company's refusal to sell non-critical parts was unlawful because it was in conjunction with an allegedly unlawful refusal to sell critical parts. The District Court also granted summary judgment in favor of the Company on its patent infringement claim, leaving open with respect to patent infringement only the issues of willfulness and the amount of damages, and granted partial summary judgment in favor of the Company with respect to
some of its claims of copyright infringement.   A judgment  in
the amount of $1,039,282 was entered in favor of the Company and against CSU on the copyright infringement counterclaim.
CSU has appealed to the United States Court of Appeals for the Federal Circuit.

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

   On May 26, 1999, the District Court of New Jersey granted
Xerox' motion to transfer the New Jersey case to the Western
District of Texas, where it has been consolidated with the previously filed action.

   We deny any wrongdoing and we intend to vigorously defend the consolidated action.

   On June 24, 1999 Xerox Corporation was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of Xerox' alleged disposal and/or release of hazardous substances into the soil, air and groundwater. On July 22, 1999 a complaint was filed in the same Court, which has not yet been served on Xerox, in a separate action on behalf of an additional 80 plaintiffs with the same claims for damages as the earlier action. Plaintiffs in both cases further allege that they have been exposed to such hazardous substances by inhalation, ingestion and dermal contact, including but not limited to, hazardous substances contained within the municipal drinking water supplied by the City of Pomona and the Southern California Water Company. Plaintiffs' claims against Xerox include personal injury, wrongful death, property damage, negligence, trespass, nuisance, fraudulent concealment, absolute liability for ultra-hazardous activities, civil conspiracy, battery, and violation of California Unfair Trade Practices Act. Damages are unspecified.

   We deny any liability for the plaintiffs' alleged damages and intend to vigorously defend these actions.


10.  In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We do not expect this Statement to have a material impact on our consolidated financial statements. In July 1999, the FASB issued SFAS 137 which defers the effective date of SFAS 133 until the start of fiscal years beginning after June 15, 2000. We will adopt SFAS 133 beginning January 1, 2001.



Item 2                   Xerox Corporation
             Management's Discussion and Analysis of
           Results of Operations and Financial Condition

                         Document Processing

Summary

Income increased 13 percent to $448 million in the 1999 second quarter from $395 million in the 1998 second quarter, before the 1998 worldwide restructuring program charge of $1,107 million. The increase reflects improved revenue growth, particularly in the United States and Europe, and ongoing benefits from the company's worldwide restructuring program and the continuing focus on productivity and expense controls.

Pre-currency revenues, excluding Brazil, grew 7 percent, reflecting revenue growth of 9 percent in the United States and 6 percent in Europe. Including Brazil where revenues declined substantially due to the January currency devaluation and economic weakness, pre-currency revenues grew 4 percent. Total 1999 second quarter revenues, including the effect of adverse European currency translation, grew 3 percent to $4.9 billion compared with $4.7 billion in the 1998 second quarter. Revenues in the 1999 first half were $9.2 billion compared with $9.0 billion a year ago.


Diluted earnings per share increased 15 percent to $0.62 in the 1999 second quarter from $0.54 in the 1998 second quarter, before the 1998 restructuring charge.

For the first six months of the year, diluted earnings per share from continuing operations, before the 1998 restructuring charge, increased 14 percent to $1.09 and income from continuing operations increased 13 percent to $791 million.


Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as pre-currency growth. Latin American currencies are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments, and our operations in these countries traditionally implement pricing actions to recover the impact of inflation and devaluation.

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European currencies on a revenue-weighted basis, the U.S. dollar was approximately 3 percent stronger in the 1999 second quarter than in the 1998 second quarter. As a result, European currency translation had an unfavorable impact of one percentage point on revenue growth in both the second quarter and first half of 1999.

The unfavorable impact of our Brazilian operation on our total revenue growth was approximately 3 percentage points. This included the continued impact of the very significant January currency devaluation and a weaker economic environment. The average Real exchange rate declined 33 percent to 1.71 in the 1999 second quarter from 1.15 in the 1998 second quarter.

Revenues denominated in currencies where the local currency is the functional currency, including the Brazilian Real, are not hedged for purposes of translation into U.S. dollars.

Revenues

Total pre-currency revenues grew 4 percent in the 1999 second quarter and grew 7 percent excluding Brazil. For the major product categories, the pre-currency revenue growth rates are as follows:

                                                       1999
                            1998                        (Excluding
                    Q1   Q2   Q3   Q4   FY     Q1   Q2     Brazil)
                                                         Q1   Q2

Total Revenues      10%  10%   6%   7%   8%    (1)%  4%   3%   7%

Digital Products    34   41   38   33   36     28   26   33   32
Light Lens Copiers  (4)  (8) (15) (16) (11)   (24) (20) (20) (18)


Digital product revenues grew 26 percent in the 1999 second quarter and reached 52 percent of revenues compared with 42 percent of total revenues in the 1998 second quarter. This growth was driven by the continued outstanding revenue growth from our expanding family of black-and-white Document Centre digital multi-function products, particularly the 55 and 65 page-per-minute products. Production publishing revenues grew 8 percent in the 1999 second quarter and production printing revenues grew 5 percent. Color copying and printing revenue growth improved to 11 percent in the 1999 second quarter, compared with 8 percent in the 1999 first quarter, reflecting initial placements of the DocuColor 30 and DocuColor 100 product lines and excellent growth in DocuColor 40 and indirect channels color laser revenues. Office color copier revenues declined as unit volumes declined, and pricing pressure and some shift to less-featured models was partially offset by growth in recurring revenues. Our DocuPrint N series of monochrome laser printers and new and expanding line of monochrome digital copiers sold through indirect sales channels continued their excellent growth. For the 1999 first half, digital product revenues grew 27 percent, driven by outstanding growth from the Document Centre digital copier family, the DocuPrint N series and digital copiers sold through indirect sales channels as well as 10 percent growth in production publishing revenues and 10 percent growth in color copying and printing revenues. Black-and-white light-lens copier revenues declined 20 percent in the 1999 second quarter and 22 percent in the 1999 first half as a result of the weakness in Brazil, increased pricing pressures and customer transition to digital copiers.

Geographically, the pre-currency revenue growth rates are as follows:


                                 1998                   1999
                       Q1   Q2    Q3    Q4   FY       Q1    Q2

Total Revenues         10%  10%    6%    7%   8%      (1)%   4%

United States           7   13    10    11   10        4     9
Europe                 13   10     5     8    9        2     6
Other Areas            11    6    (4)   (4)   1      (16)  (12)

Memo: Fuji Xerox        2   (4)   (6)   (4)  (3)      (1)   (3)

U.S. revenue growth in the 1999 second quarter was driven by a rebound in equipment sales through both direct and indirect channels, as well as continued excellent growth in document outsourcing. U.S. revenue growth in the 1999 first half of 6 percent was driven by strong growth in equipment sales through both direct and indirect channels, as well as continued excellent growth in document outsourcing.

European revenue growth rebounded to 6 percent in the 1999 second quarter, reflecting strong equipment sales growth and outstanding document outsourcing growth. Spain, Italy and Eastern Europe had strong revenue growth in the 1999 second quarter, France and the U.K. had good growth, while revenues declined in Germany and Holland. European revenue growth of 4 percent in the 1999 first half reflected good equipment sales growth and outstanding document outsourcing growth.

Other Areas include operations principally in Latin America, Canada, China, Russia, India, the Middle East and Africa. Revenue in Brazil declined by 32 percent in the 1999 second quarter and 38 percent in the 1999 first half reflecting primarily the very significant currency devaluation as well as the Brazilian recession. Brazilian revenues represented approximately 6 percent of Xerox revenues in the 1999 second quarter compared with 9 percent in the 1998 second quarter. Excluding Brazil, revenue growth in Other Areas was modest, including strong growth in Mexico and flat revenues in Canada.

Fuji Xerox Co., Ltd., an unconsolidated entity jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan, Australia, New Zealand, and other areas of the Pacific Rim. Fuji Xerox revenue declined by 3 percent in the 1999 second quarter and 2 percent in the 1999 first half reflecting a modest revenue decline in Japan partially offset by modest revenue growth in Fuji Xerox' other Asia Pacific territories.

The pre-currency growth rates by type of revenue are as follows:
                                                        1999
                              1998                       (Excluding
                      Q1   Q2   Q3   Q4   FY    Q1   Q2     Brazil)
                                                          Q1   Q2

Equipment Sales       17%  19%   7%  10%  12%   (3)%  2%   4%  12%
Recurring Revenues     6    6    5    4    5     1    4    3    4

Total Revenues        10%  10%   6%   7%   8%   (1)%  4%   3%   7%

Memo:
Document Outsourcing* 29   39   36   44   38    31   34   34   35

*Includes equipment accounted for as equipment sales.

Equipment sales, which grew 2 percent in the 1999 second quarter and were flat for the 1999 first half, were impacted significantly by the currency devaluation and recession in Brazil. Excluding Brazil, equipment sales grew 12 percent in the second quarter and 8 percent in the first half as U.S. and European sales productivity and indirect channels equipment sales rebounded. Approximately 50 percent of 1999 second quarter equipment sales was derived from products introduced since 1997, including the company's expanding line of black-and-white Document Centre digital multi-function equipment, the DocuColor 30, the DocuColor 70, the DocuColor 100, the DocuTech 65, 96 and 180 page-per-minute Production Publishers, and the expanding monochrome and color laser and inkjet product families sold through indirect channels.

Recurring revenues, including revenues from service, document outsourcing, rentals, supplies, paper and finance income, represent the revenue stream that follows equipment placement. Growth in these revenues is primarily a function of the growth in our installed population of equipment, usage levels, pricing and interest rates. The recurring revenue growth of 4 percent in the 1999 second quarter and 1999 first half is consistent with the trend throughout 1998, reflecting continued excellent growth in Document Outsourcing as customers focus on their core business and outsource their document processing requirements to Xerox, and the favorable revenue impact of higher machine populations resulting from higher equipment sales last year. This was partially offset by some diversion from service, rentals, supplies, paper and finance income to document outsourcing as well as competitive price pressures.

Key Ratios and Expenses

The trend in key ratios was as follows:

                                1998                    1999
                     Q1    Q2    Q3    Q4    FY       Q1    Q2

Gross Margin       44.9% 45.6% 46.3% 48.0% 46.3%    45.9% 45.3%
SAG % Revenue      27.8  27.3  27.7  26.8  27.3     27.2  25.8

The gross margin declined by 0.3 percentage points in the 1999 second quarter from the 1998 second quarter before the 1998 restructuring charge as continuing competitive price pressures and changing business mix due primarily to higher revenue growth in both the document outsourcing and the indirect channels businesses were partially offset by manufacturing and other productivity improvements. The gross margin increased 0.3 percentage points in the 1999 first half from the 1998 first half before the 1998 restructuring charge as manufacturing and other productivity improvements were partially offset by continuing competitive price pressures and changing business mix due primarily to higher revenue growth in both the document outsourcing and the indirect channels businesses.

Selling, administrative and general expenses (SAG) declined 2 percent in the 1999 second quarter from the 1998 second quarter and 2 percent in the 1999 first half from the 1998 first half driven by a substantial decline in general and administrative expenses reflecting the benefits of our 1998 restructuring program, our continued focus on productivity and expense controls to mitigate the impact of the economic turmoil in Brazil, and significant cost reductions in Brazil as well as the beneficial currency translation impact of the devaluation of the Brazilian currency. In the 1999 second quarter and 1999 first half, SAG represented 25.8 percent and 26.5 percent of revenue, an improvement of 1.5 and 1.1 percentage points, respectively from the corresponding 1998 periods.

Research and development (R&D) expense in the 1999 second quarter declined 2 percent from the 1998 second quarter, as increased R&D product program spending was more than offset by lower overhead expenses. R&D expense for the first half of 1999 increased 2 percent. We continue to invest in technological development to maintain our premier position in the rapidly changing document processing market with an added focus on increasing the effectiveness of that investment and time to market. Xerox R&D is strategically coordinated with that of Fuji Xerox which invested $636 million in R&D in the 1998 full year, for a combined total of $1.7 billion.

Worldwide employment declined by 300 in the 1999 second quarter to 92,500 as a result of 1,800 employees leaving the company under the worldwide restructuring program, partially offset by the net hiring of 1,500 employees for the company's fast-growing document outsourcing business, direct sales representatives, staffing for the centralized European customer care and shared services operations in Ireland and research and development skills enhancement.

The small decreases in other expenses, net, from the 1998 second quarter and 1998 first half were primarily due to planned lower year 2000 remediation spending and several small one-time gains which were essentially offset by increased non-financing interest expense. The increased non-financing interest expense was the result of higher debt balances partially offset by lower interest rates.

Income Taxes (Benefits), Equity in Net Income of Unconsolidated
Affiliates and Minorities' Interests in Earnings of Subsidiaries

Income before income taxes increased 16 percent to $633 million in the 1999 second quarter from $545 million in the 1998 second quarter before the 1998 worldwide restructuring program charge.

The effective tax rate was 31.0 percent in the 1999 second quarter, which is consistent with the 1999 first quarter and the full year expectation.

Equity in net income of unconsolidated affiliates is principally our 50 percent share of Fuji Xerox income. Excluding our $18 million share of a 1998 second quarter Fuji Xerox restructuring charge, total equity in net income decreased in the 1999 second quarter and the 1999 first half. Difficult economic conditions in Japan and other Asia Pacific countries impacted Fuji Xerox income again in the 1999 second quarter. We expect the difficult economic conditions in Japan and the Pacific Rim to continue to adversely affect Fuji Xerox' operations and it is unlikely that their earnings, before currency translation, will contribute to Xerox earnings growth in 1999.

On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, we recorded a second quarter 1998 pre-tax provision of $1,644 million ($1,107 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes employment reductions, the closing and consolidation of facilities, and the write-down of certain assets.

As of June 30, 1999, approximately 8,200 employees had left the company under the restructuring program. The reserve balance of $662 million at June 30, 1999 relates to cash expenditures to be incurred primarily during the remainder of 1999 and 2000.

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

   The Information Technology section includes applications
(software), compute (mainframe/smaller computer environments), infrastructure (networks, servers, and workstations), and telecommunications. The status of each section as of June 30, 1999 is as follows:

   Applications - 99 percent of the mission-critical applications are Y2K Compliant and tested. The remaining work is planned for completion by the third quarter of 1999.

   Compute - 94 percent of our mainframe/smaller computer environments have been upgraded to be Y2K compliant with the remainder scheduled to be completed by September 1999.

   Infrastructure - 96 percent of networks, servers, and workstations have been upgraded to be Y2K compliant with the remainder to be completed by the third quarter of 1999.

   Telecommunications - 79 percent of internal mission-critical components requiring upgrades are Y2K compliant with the remainder planned for compliance by October 1999. We continue to assess external public utility provider readiness and pursue status on those providers who do not respond.

   The Facilities section, which includes building electrical systems, elevators, access control, security systems, etc., is primarily in the remediation phase. We are on track for achieving compliance of critical owned sites by October 31, 1999. Leased sites are on track and planned for compliance by December 31, 1999.

   We began our efforts in the Vendor Compliance area in 1997. A general awareness letter was sent to all external suppliers, and an assessment survey was sent to all business critical suppliers. Follow-up was then initiated to validate survey responses and provide a risk profile for each supplier.

   To date, 93 percent of mission critical suppliers have been assessed. New suppliers have been added to the list and assessments are underway. Of the suppliers assessed, 87 percent are rated high confidence as of July 1999. We will continue to work with the 13 percent of suppliers rated low confidence to ensure supply continuity through 2000. Assessments for the remaining 7 percent of mission critical suppliers should be completed by August 1999.

   	The Y2K vendor compliance process as it relates to our manufacturing operations has primarily focused on our first tier suppliers, and concerns about the adequacy of a single strategy approach. In response to these concerns, we will to the extent necessary, build an inventory hedge on selected key products and critical sole source parts. This inventory coupled with our normal inventory levels will provide us with a resolution window to resolve any Y2K issues. We expect the additional inventory to be less than the $100 million originally anticipated. In summary, we believe the resolution period incorporated in the Y2K vendor strategy is adequate to provide supplier continuity coverage. This procedure is intended to provide a means of managing risk; however, no assurance can be given that it will eliminate the potential disruption caused by third party failure.

   	Our 1999 efforts include on-site inspection of 20 key suppliers to be completed by the end of the third quarter of 1999 and contingency planning.

   Regarding Product Compliance, 99 percent of our products, excluding end-of-life products, are Y2K compliant, or we have developed a software/hardware patch or have another solution available. We are implementing these Y2K solutions for all in-field Xerox products worldwide, with expected completion during the third quarter of 1999.

   In Facilities Management, we have completed inventory, compliance assessment, and action plans. Remediation activities are underway for all customers; 97 percent of required remediation of third party components has been accomplished. Completion of remediation, on-site integrated testing of components and full deployment is planned for the third quarter of 1999. Remediation of Xerox products at these sites is being coordinated with the product compliance area.

   Contingency Planning--Certain of our processes have in place business resumption plans. In addition, we have established a contingency program which requires our critical business process managers to develop alternative plans should our, or third party remediation efforts experience unforeseen difficulty.

   We are also dependent upon our customers for sales and cash flows. Y2K interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is sufficiently broad to minimize those risks.

   In 1993, Xerox began a project to replace the majority of its legacy systems, which in many cases date back to the 1960s. These efforts continue today. As to remediation, we currently estimate that costs, exclusive of software and systems that are being replaced or upgraded in the normal course of business, and including our products and facilities, as well as legacy systems, will be $183 million, of which $28 million was spent in 1997, $92 million in 1998 and $30 million in the first half of 1999. We estimate $33 million will be spent in the remainder of 1999.

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




New Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We do not expect this Statement to have a material impact on our consolidated financial statements. In July 1999, the FASB issued SFAS 137 which defers the effective date of SFAS 133 until the start of fiscal years beginning after June 15, 2000. We will adopt SFAS 133 beginning January 1, 2001.



Discontinued Operations - Insurance and Other Financial Services

The net investment in the discontinued financial services businesses which includes Insurance, Other Financial Services and Third Party Financing and Real Estate totaled $753 million at June 30, 1999 compared with $759 million at December 31, 1998. The change in 1999 was primarily caused by the funding of reinsurance coverage for the former Talegen Holdings, Inc. (Talegen) companies to Ridge Reinsurance Limited (Ridge Re) and interest for the period on the assigned debt, both of which were more than offset by the sale of six of our remaining eight financing leases, the sale of other Real Estate investments and other run-off activity. A discussion of the discontinued businesses follows.

Status of Insurance

In 1995, we recorded a $1,546 million after tax charge in connection with the disengagement activities for our five then remaining Talegen insurance companies and three related service companies.

In 1997 and 1998, all of the insurance companies and service companies were sold. As part of the consideration for one of the companies, The Resolution Group, Inc. (TRG), which closed in the fourth quarter of 1997, we received a $462 million performance-based instrument. We will participate in the future cash flows of TRG via the performance-based instrument. The recovery of this instrument is dependent upon the sufficiency of TRG's available cash flows. Based on current forecasts at June 30, 1999, we expect to realize $462 million for this instrument. However, the ultimate realization may be greater or less than this amount.

Xerox Financial Services, Inc. (XFSI) continues to provide aggregate excess of loss reinsurance coverage to certain of the former Talegen units and TRG through Ridge Re, a wholly owned subsidiary. The coverage limits remaining at June 30, 1999 total $620 million, which is net of 15 percent coinsurance and exclusive of $234 million in coverage which was reinsured under a retrocessional arrangement during the fourth quarter of 1998 for a total cost to Ridge Re of $158 million. At June 30, 1999, Ridge Re had recognized the discounted value of approximately $327 million of the available coverage and it is possible that some additional reserves could ultimately be needed, although this is not currently anticipated. In April 1999, Ridge Re entered into a novation agreement with another insurer to eliminate its obligations for the reinsurance coverage for Westchester Specialty Group (WSG), a former Talegen unit. The coverage limit under WSG's policy was $128 million. In connection with the agreement, Ridge Re paid the insurer $95 million.

XFSI has guaranteed to certain of the former Talegen units and TRG that Ridge Re will meet all of its financial obligations under the Reinsurance Agreements. Related premium payments to Ridge Re are made by XFSI and guaranteed by us. As of June 30, 1999, there were three remaining annual premium installments of $38 million, plus finance charges. We have also guaranteed that Ridge Re will meet its financial obligations on $578 million of the Reinsurance Agreements and have provided a $400 million partial guaranty of Ridge Re's $600 million letter of credit facility. This facility is required to provide security with respect to aggregate excess of loss reinsurance obligations under contracts with certain of the former Talegen units and TRG.

XFSI may also be required, under certain circumstances, to purchase over time additional redeemable preferred shares of Ridge Re, up to a maximum of $301 million.

Net Investment in Insurance

The net investment in Insurance at June 30, 1999 totaled $602 million compared with a balance of $513 million at December 31, 1998. The increase in 1999 is due to contractual payments to Ridge Re for annual premium installments and associated finance charges, an anticipated settlement payment related to the sale of one of the former Talegen units and interest on the assigned insurance debt.


Other Financial Services

The net investment in Other Financial Services at June 30, 1999 was $138 million compared with $132 million at December 31, 1998. Debt associated with these assets totaled $50 million at June 30, 1999 and December 31, 1998. The increase in the investment is primarily due to interest on the assigned debt and settlement of litigation, partially offset by the disposition of other investments.



Third Party Financing and Real Estate

Third Party Financing and Real Estate assets at June 30, 1999 and December 31, 1998 totaled $101 million and $250 million, respectively. The reduction primarily relates to the sale of six of our remaining eight financing leases as well as other asset sales and runoff activity that were consistent with the amounts contemplated in the formal disposal plan. Debt associated with these assets totaled $38 million and $86 million at June 30, 1999 and December 31, 1998, respectively.




                  Capital Resources and Liquidity

Total debt, including ESOP and Discontinued Operations debt not shown separately in our consolidated balance sheets, increased to $15,513 million at June 30, 1999 or $406 million more than at December 31, 1998. The changes in consolidated indebtedness during the first six months of 1999 and 1998 are summarized as follows (in millions):

                                        1999           1998
Total debt* as of January 1          $15,107        $12,903
Non-Financing Businesses:
Document Processing operations
  cash usage                             889            899
Brazil dollar debt reallocation          446              -
Discontinued businesses                   (6)           (28)
Non-Financing Businesses               1,329            871
Financing Businesses                  (1,050)           220
Shareholder dividends                    293            265
Purchase of XLConnect, net of
  cash acquired                            -            380
Common stock and cash balance
  changes                               (166)            32
Total Debt as of June 30             $15,513        $14,671

* Includes discontinued operations.


For analytical purposes, total equity includes common equity, ESOP preferred stock, mandatorily redeemable preferred securities and minorities' interests.


The following table summarizes the changes in total equity during the first six months of 1999 and 1998 (in millions):

                                         1999        1998
Total equity as of January 1           $6,306      $6,454
Income from Continuing Operations         791        (410)
Loss from Discontinued Operations           -        (190)
Shareholder dividends                    (293)       (265)
Exercise of stock options                 117          82
Repurchase of common stock                  -         (47)
Change in minorities' interests            (6)         (3)
Translation adjustments                  (976)       (230)
All other, net                             74          39
Total equity as of June 30             $6,013      $5,430


Non-Financing Operations

The following table summarizes document processing non-financing operations cash generation and usage for the six months ended June 30, 1999 and 1998 (in millions):

                                         1999        1998
Document Processing Non-Financing:
Income from continuing operations     $   624     $   537*
Depreciation** and amortization           457         393
Subtotal                                1,081         930
Additions to land, buildings and
  equipment                              (310)       (169)
Increase in inventories                  (100)       (764)
(Increase) decrease in on-lease
  equipment                              (125)         38
Increase in accounts receivable          (281)       (224)
Net change in other assets and
  liabilities                            (933)       (577)
Subtotal                               (1,749)     (1,696)
Cash charges against 1998
  restructuring reserve	                 (221)       (133)
Net Cash Usage                        $  (889)    $  (899)


*  Before restructuring charge
** Includes rental equipment depreciation of $216 million and $200 million in six months ended June 30, 1999 and 1998, respectively

Non-financing operations' cash usage during the first six months of 1999 totaled $889 million or $10 million less than in the first six
months of 1998.   The positive effects of higher net income and
non-cash charges and improved inventory turnover were largely offset by capital spending related to our pan European initiatives, net changes in other assets and liabilities such as prepaid expenses, accounts payable and accrued compensation, and higher payments related to the 1998 restructuring reserve.


Financing Businesses

Customer financing-related debt declined by $1,050 million and increased by $220 million during the first six months of 1999 and
1998, respectively.   This significant period-over-period reduction
reflects: i. an allocation to non financing operations, based on our 8:1 debt to equity guideline, of a portion of Xerox do Brasil's U.S. dollar denominated debt used to fund local currency denominated customer finance receivables and, ii. The securitization in second quarter 1999 of $750 million of Xerox Credit Corporation financing contracts.

Debt related to discontinued third party financing and real estate activities, which is included in financing business debt, totaled $38 million at June 30, 1999 or $52 million less than at year end 1998. Asset sales and portfolio run-off account for the year to date reduction. Third party financing and real estate debt was $108 at June 30, 1998 or $11 million less than at year-end 1997.


Risk Management

Xerox is typical of multinational corporations in that it is exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition.

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

With regard to interest rate hedging, virtually all customer-financing assets earn fixed rates of interest. Therefore, we "lock in" an interest rate spread by arranging fixed-rate liabilities with similar maturities as the underlying assets, and fund the assets with liabilities in the same currency, except in developing economies where capital market access to these financial instruments is impracticable. We refer to the effect of these conservative practices as "match funding" customer financing assets. This practice effectively eliminates the risk of a major decline in interest margins during a period of rising interest rates. Conversely, this practice effectively eliminates the opportunity to materially increase margins when interest rates are declining.

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





PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information set forth under Note 9 contained in the "Notes to Consolidated Financial Statements" on pages 11-13 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.


Item 2.  Changes in Securities

During the quarter ended June 30, 1999, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a)  Securities Sold:  On April 1, 1999, Registrant issued
     1943 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P. F. Russo, M.R. Seger and T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $52.125 per share (aggregate price $101,125), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's Restricted Stock Plan for Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 20, 1999 at The Ritz-Carlton San Francisco, 600 Stockton at California Street, San Francisco, California.

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

At the meeting, votes were cast upon the Proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal 1 - Election of directors for the ensuing year.

Name                           For              Withheld Vote

Paul A. Allaire               566,878,320         11,359,049
W. F. Buehler                 566,805,213         11,432,156
B. R. Inman                   571,677,147          6,560,222
Antonia Ax:son Johnson        566,740,492         11,496,877
Vernon E. Jordan, Jr.         565,902,128         12,335,241
Yotaro Kobayashi              566,719,405         11,517,964
Hilmar Kopper                 550,928,031         27,309,338
Ralph S. Larsen               566,809,883         11,427,486
George J. Mitchell            566,470,850         11,766,519
N. J. Nicholas, Jr.           566,795,655         11,441,714
John E. Pepper                566,831,918         11,405,451
Barry D. Romeril              566,817,435         11,419,934
Patricia F. Russo             566,725,607         11,511,762
Martha R. Seger               566,692,084         11,545,285
Thomas C. Theobald            566,749,780         11,487,589
G. Richard Thoman             566,845,853         11,391,516

Proposal 2 - To elect KPMG LLP as independent auditors for the year
1999.

For -                         575,956,548
Against -                         633,843
Abstain -                       1,646,978

Proposal 3 - To approve the amendments to the 1991 Long-Term
Incentive Plan
For -                         442,602,711
Against -                      64,831,939
Abstain -                       3,314,621
Broker Non-vote                66,794,198

Proposal 4 - To approve amendments  to the 1996 Non-Employee
Director Stock Option Plan

For -                         	519,355,487
Against -                      55,334,579
Abstain -                       3,547,303

Proposal 5 - To approve an amendment to the Certificate of Incorporation regarding Preferred Stock voting rights

For -                         557,693,685
Against -                      17,060,661
Abstain -                       3,483,023

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 3 (a) (1) Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on October 29, 1996. Incorporated by reference to
      Exhibit 3 (a) (1) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

      Exhibit 3 (b) By-Laws of Registrant, as amended through
      April 6, 1999.  Incorporated by reference to  Exhibit 3
      (b)to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

      Exhibit 11  Computation of Net Income per Common Share.

      Exhibit 12  Computation of Ratio of Earnings to Fixed
      Charges.

      Exhibit 27 Financial Data Schedule (in electronic form only).


(b)  Current reports on Form 8-K dated March 26, 1999 reporting
Item 5 Other Events and filing exhibits under Item 7 and on May
13, 1999 filing exhibits under Item 7 were filed during the quarter for which this Quarterly Report is filed.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         XEROX CORPORATION
                                           (Registrant)



                                      /s/ Philip D. Fishbach
                                   _____________________________
Date: August 11, 1999                 By  Philip D. Fishbach
                                   Vice President and Controller
                                  (Principal Accounting Officer)