Form 10-Q
period 1999-09-30
XEROX CORP
filed 1999-11-12
CIK 108772

                              FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 1999

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

    Class                         Outstanding at October 31, 1999

Common Stock                            664,261,541 shares

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

Transition to Digital - presently black and white light-lens copiers represent approximately 30 percent of the Registrant's revenues. This segment of the general office is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

Pricing - the Registrant's ability to succeed is dependent upon its ability to obtain adequate pricing for its products and services which provide a reasonable return to shareholders. Depending on competitive market factors, future prices the Registrant can obtain for its products and services may vary from historical levels. In addition, pricing actions to offset currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition.

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

Productivity - the Registrant's ability to sustain and improve its profit margins is largely dependent on its ability to maintain an efficient, cost-effective operation. Productivity improvements through business process reengineering, design efficiency and supplier cost improvements are required to offset labor cost inflation and potential materials cost changes and competitive price pressures.

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

Revenue Growth - the Registrant's ability to attain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of its equipment sales worldwide. The ability to achieve equipment sales growth is subject to the successful implementation of our initiatives to provide industry-oriented global solutions for major customers and expansion of our distribution channels in the face of global competition and pricing pressures. Our inability to attain a consistent trend of revenue growth could materially affect the trend of our actual results.

Restructuring - the Registrant's ability to ultimately reduce pre-tax annual expenditures by approximately $1 billion is dependent upon its ability to successfully implement the 1998 restructuring program including the elimination of 9,000 jobs, net, worldwide, the closing and consolidation of facilities, and the successful implementation of business process and systems changes. In addition, the timing and effectiveness in overcoming issues in centralizing its customer administration centers can impact the timing of improvements in revenue, profit and cash flow.

Sales Force Realignment - the Registrant's ability to increase future revenue and profits is in part dependent upon its ability to successfully implement the substantial changes in the alignment of its sales force to sell products, services and solutions by industry sectors.

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


                           Xerox Corporation
                               Form 10-Q
                          September 30, 1999

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         5

      Consolidated Balance Sheets                               6

      Consolidated Statements of Cash Flows                     7

      Notes to Consolidated Financial Statements                8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      15

      Discontinued Operations                                  25

      Capital Resources and Liquidity                          27

      Risk Management                                          29

Part II - Other Information

   Item 1. Legal Proceedings                                   31

   Item 2. Changes in Securities                               31

   Item 6. Exhibits and Reports on Form 8-K                    32

Signatures                                                     33

Exhibit Index

   Computation of Net Income per Common Share                  34

   Computation of Ratio of Earnings to Fixed Charges           35

Financial Data Schedule           (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor

PART I - FINANCIAL INFORMATION

Item 1                           Xerox Corporation
                      Consolidated Statements of Income (Unaudited)

                                      Three months ended   Nine months ended
                                           September 30,    September 30,
(In millions, except per-share data)      1999     1998      1999     1998

Revenues
  Sales                               $ 2,463   $ 2,438    $ 7,140  $ 7,209
  Service and rentals                   1,918     1,904      5,861    5,644
  Finance income                          247       265        789      800
  Total Revenues                        4,628     4,607     13,790   13,653


Costs and Expenses
  Cost of sales                         1,384     1,281      3,898    3,920
  Cost of service and rentals           1,096     1,047      3,294    3,076
  Inventory charges                         -         -          -      113
  Equipment financing interest            143       147        416      426
  Research and development expenses       230       273        737      770
  Selling, administrative and general
    expenses                            1,208     1,277      3,631    3,767
  Restructuring charge and asset
    impairments                             -         -          -    1,531
  Other, net                               62        42        182      164
 Total Costs and Expenses               4,123     4,067     12,158   13,767


Income (Loss) before Income Taxes
 (Benefits), Equity Income and
 Minorities' Interests                    505       540      1,632     (114)

  Income taxes (benefits)                 157       173        506      (66)
  Equity in net income of
    unconsolidated affiliates              (5)      (28)       (39)     (54)
  Minorities' interests in earnings of
    subsidiaries                           14        14         35       35

Income (Loss) from Continuing Operations  339       381      1,130      (29)

Discontinued Operations                     -         -          -     (190)

Net Income (Loss)                      $  339   $   381    $ 1,130 $   (219)


Basic Earnings (Loss) per Share
  Continuing Operations                $  0.50  $  0.56    $  1.66  $ (0.10)
  Discontinued Operations                    -        -          -    (0.29)
Basic Earnings per Share               $  0.50  $  0.56    $  1.66  $ (0.39)


Diluted Earnings (Loss) per Share
  Continuing Operations                $  0.47  $  0.53    $  1.55  $ (0.10)
  Discontinued Operations                    -        -          -    (0.29)
Diluted Earnings per Share             $  0.47  $  0.53    $  1.55  $ (0.39)
See accompanying notes.


                                Xerox Corporation
                            Consolidated Balance Sheets

                                           September 30,     December 31,
(In millions, except share data in thousands)    1999             1998
Assets                                     (Unaudited)

Cash                                         $    106          $    79
Accounts receivable, net                        3,081            2,671
Finance receivables, net                        5,074            5,220
Inventories                                     3,048            3,269
Deferred taxes and other current assets         1,267            1,236

  Total Current Assets                         12,576           12,475

Finance receivables due after one year, net     7,909            9,093
Land, buildings and equipment, net              2,440            2,366
Investments in affiliates, at equity            1,522            1,456
Goodwill, net                                   1,751            1,731
Other assets                                    1,499            1,233
Investment in discontinued operations           1,255            1,670

Total Assets                                 $ 28,952         $ 30,024


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  4,022        $   4,104
Accounts payable                                  808              948
Accrued compensation and benefit costs            568              722
Unearned income                                   199              210
Other current liabilities                       2,093            2,523

  Total Current Liabilities                     7,690            8,507

Long-term debt                                 11,616           10,867
Postretirement medical benefits                 1,123            1,092
Deferred taxes and other liabilities            2,229            2,711
Discontinued operations liabilities -
  policyholders' deposits and other               519              911
Deferred ESOP benefits                           (370)            (370)
Minorities' interests in equity of subsidiaries   122              124
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                      638              638
Preferred stock                                   674              687
Common shareholders' equity                     4,711            4,857

Total Liabilities and Equity                 $ 28,952        $  30,024

Shares of common stock issued                 664,029          657,196
Shares of common stock outstanding            664,029          656,787

See accompanying notes.




                             Xerox Corporation
                 Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30  (In millions)         1999          1998

Cash Flows from Operating Activities
Income (Loss)from Continuing Operations              $ 1,130      $   (29)
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                          659          589
  Provisions for doubtful accounts                       205          173
  Restructuring and other charges                          -        1,644
  Provision for postretirement medical
    benefits, net of payments                             31           26
  Charges against 1998 restructuring reserve            (327)        (197)
  Minorities' interests in earnings of subsidiaries       35           35
  Undistributed equity in income of affiliated companies (39)         (49)
  Increase in inventories                                (57)        (887)
  Increase in on-lease equipment                        (249)        (286)
  Decrease (increase) in finance receivables             249         (892)
  Increase in accounts receivable                       (480)        (390)
  Decrease in accounts payable and accrued
    compensation and benefit costs                      (411)        (256)
  Net change in current and deferred income taxes        197         (551)
  Change in other current and noncurrent liabilities    (224)         (17)
  Other, net                                            (428)        (451)
Total                                                    291       (1,538)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (393)        (337)
  Proceeds from sales of land, buildings and equipment    29           67
  Acquisitions                                          (107)        (380)
  Other, net                                             (24)           6
Total                                                   (495)        (644)

Cash Flows from Financing Activities
  Net change in debt                                     565        2,499
  Dividends on common and preferred stock               (439)        (398)
  Proceeds from sale of common stock                     120           99
  Repurchase of common and preferred stock                 -         (147)
  Dividends to minority shareholders                     (29)          (4)
Total                                                    217        2,049
Effect of Exchange Rate Changes on Cash                   (9)           6

Cash Provided (used) by Continuing Operations              4         (127)

Cash Provided by Discontinued Operations                  23          158
Increase in Cash                                          27           31

Cash at Beginning of Period                               79           75

Cash at End of Period                                $   106      $   106

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

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.     Inventories consist of (in millions):

                                         September 30,   December 31,
                                             1999             1998

Finished goods                          $  1,910          $  1,923
Work in process                              138               111
Raw materials                                366               464
Equipment on operating leases, net           634               771
    Total                               $  3,048          $  3,269


3. On January 25, 1999, the Board of Directors approved a two for-one split of the Company's common stock. The effective date of the stock split was February 23 for shareholders of record as of February 4. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares and per-share amounts have been restated.


4. On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, in the second quarter of 1998 we recorded a pre-tax provision of $1,644 million ($1,107 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes the elimination of approximately 9,000 jobs, net, worldwide, the closing and consolidation of facilities, and the write-down of certain assets. The charges associated with this restructuring program include $113 million of inventory charges recorded as cost of revenues and $316 million of asset impairments. Included in the asset impairment charge are facility fixed assets write-downs of $156 million and other asset write-downs of $160 million. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on fair value less cost to sell, with fair value based on third-party valuations as well as our internal estimates of existing market prices for similar assets. The effect of suspending depreciation on assets no longer in use for the third quarter of 1999 is not material. The remaining $160 million of asset impairments includes the write-down of certain technology assets and other items impacted by the consolidation activities.

The headcount reductions are occurring primarily in administrative functions, but also impact service, research and manufacturing.

The following table summarizes the status of the restructuring reserve (in millions):

                                                Charges     September 30,
                                     Total      Against         1999
                                    Reserve     Reserve        Balance
Severance and related costs         $1,017        $584         $ 433
Asset impairment                       316         316             -
Lease cancellation and other costs     198          75           123
Inventory charges                      113         113             -
Total                               $1,644      $1,088         $ 556


As of September 30 1999, approximately 9,100 employees have left the Company under the restructuring program.

There have been no material changes to the program since its announcement in April 1998, and the majority of the remaining reserve will be utilized throughout the remainder of 1999 and 2000.


5.  Common shareholders' equity consists of (in millions):

                                        September 30,     December 31,
                                             1999             1998

Common stock                             $    666        $    660
Additional paid-in-capital                  1,499           1,265
Retained earnings                           4,358           3,712
Translation adjustments                    (1,812)           (761)
Treasury stock                                  -             (19)
Total                                    $  4,711        $  4,857



Comprehensive income is as follows (in millions):

                                         Three months ended  Nine months ended
                                       September 30,    September 30,
                                             1999      1998      1999    1998
Net income (loss)                         $   339  $   381     $1,130  $ (219)
Fuji Xerox stub period income(loss)            -         -         -       (6)
Translation adjustments                       (75)      77     (1,051)   (153)
Comprehensive income (loss)               $   264  $   458     $   79  $ (378)


6. Interest expense totaled $606 million and $553 million for the nine months ended September 30, 1999 and 1998, respectively.


7.  Operating segment profit or loss information for the three months ended September 30, 1999 and 1998 is as follows (in
millions):
                                  Core      Paper and
                              Business          Media       Other       Total
1999
Revenue from external
   customers                    $ 3,760      $  277       $  344     $ 4,381
Finance income                      247           -            -         247
Intercompany revenues               (47)          -           47           -
Total segment revenues          $ 3,960      $  277       $  391     $ 4,628

Segment profit                  $   495      $    8       $    2     $   505

1998
Revenue from external
   customers                    $ 3,759      $  272       $  311     $ 4,342
Finance income                      264           -            1         265
Intercompany revenues              (103)          -          103           -
Total segment revenues          $ 3,920      $  272       $  415     $ 4,607

Segment profit (loss)           $   546      $   12       $  (18)    $   540



Operating segment profit or loss information for the nine months ended September 30, 1999 and 1998 is as follows (in millions):


                                  Core      Paper and
                              Business          Media       Other       Total
1999
Revenue from external
   customers                    $11,181     $   839       $  981     $13,001
Finance income                      787           -            2         789
Intercompany revenues              (123)          -          123           -
Total segment revenues          $11,845     $   839       $1,106     $13,790

Segment profit                  $ 1,581    $    42        $    9     $ 1,632

1998
Revenue from external
   customers                    $11,109     $   861       $  883     $12,853
Finance income                      798           -            2         800
Intercompany revenues              (262)          -          262           -
Total segment revenues          $11,645     $   861       $1,147     $13,653

Segment profit (loss)
   before restructuring         $ 1,548     $    41       $  (59)    $ 1,530
Segment profit (loss)
   after restructuring          $    43     $    38       $ (195)    $  (114)


8.  Securitization of Receivables

In the third quarter of 1999, Xerox Credit Corporation, a wholly owned subsidiary, sold approximately $400 million of finance receivables which resulted in a pre-tax gain of approximately $11 million. This gain was recorded in Finance income. A 1999 second quarter sale of $750 million resulted in a pre-tax gain of $28 million.


9. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS 137 which defers the effective date of SFAS 133 until the start of fiscal years beginning after June 15, 2000. We will adopt SFAS 133 beginning January 1, 2001. We do not expect this Statement to have a material impact on our consolidated financial statements.



10. Acquisitions

In August, 1999 we purchased OmniFax from Danka Business Systems for $45 million in cash. OmniFax is a supplier of business laser multifunction fax systems. The acquisition resulted in goodwill of approximately $16 million. Also during the third quarter, we paid $62 million to increase our ownership in our joint venture in India from approximately 40 percent to 68 percent. This transaction resulted in goodwill of $48 million. The operating results of these companies, which are immaterial, have been included in our consolidated statement of income from the date of acquisition.


On September 22, 1999 we announced an agreement to purchase the Color Printing and Imaging Division of Tektronix, Inc. for $950 million. The transaction, subject to regulatory reviews, is expected to close in the fourth quarter of 1999.


11.  Litigation

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

On April 11, 1996, an action was commenced by Accuscan Corp. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40 million. However, on September 14, 1998, the Court granted the Company's motion for a new trial on damages. The Company is also seeking to appeal the issue of liability and believes that the liability verdict should be set aside. The trial ended on October 25, 1999 with a jury verdict of $9,716,379. We intend to file a motion to have the judge dismiss or modify the verdict.

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







Item 2                   Xerox Corporation
             Management's Discussion and Analysis of
           Results of Operations and Financial Condition

                         Document Processing

Summary

Pre-currency revenues, excluding Brazil, grew 6 percent, reflecting revenue growth of 6 percent in the United States, 3 percent in Europe, and 13 percent in the rest of the world. Including Brazil where revenues declined substantially due to the continuing effects of the January currency devaluation and the subsequent economic weakness, pre-currency revenues grew 2 percent. Including the effect of adverse European currency translation, total 1999 third quarter revenues of $4.6 billion were equal to the 1998 third quarter.

Income declined 11 percent to $339 million in the 1999 third quarter from $381 million in the 1998 third quarter. The income decline reflects significant gross margin deterioration almost offset by lower selling, administrative and general expenses and lower research and development spending. The 1999 third quarter income decline also reflects deterioration in equity income, predominantly Fuji Xerox and increased non-financing interest expense. Operating income benefited from significantly lower provisions for overall incentive compensation expense.

Third quarter 1999 revenue and income reflect unfavorable product mix, increased competition and pricing pressures. In addition, sales activity was significantly impacted by the ongoing disruptive effects of the U.S. customer administration reorganization and, to a much lesser extent, the realignment of the sales organization to an industry approach.


Diluted earnings per share declined 11 percent to $0.47 in the 1999 third quarter from $0.53 in the 1998 third quarter.

For the first nine months of the year, diluted earnings per share from continuing operations, before the 1998 restructuring charge, increased 4 percent to $1.55 and income from continuing operations increased 5 percent to $1,130 million.

We believe that implementing the substantial changes to align our sales force to sell products, services and solutions by industry sector; overcoming issues in centralizing our customer administration centers; and the economic weakness in Brazil and Japan will continue to adversely impact our results for the next several quarters.


Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of foreign currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth." Latin American currencies are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments, and our operations in these countries traditionally implement pricing actions to recover the impact of inflation and devaluation.

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European currencies on a revenue-weighted basis, the U.S. dollar was approximately 5 percent stronger in the 1999 third quarter than in the 1998 third quarter. As a result, European currency translation had an unfavorable impact of less than two percentage points on revenue growth.

The unfavorable impact of our Brazilian operation on our total revenue growth was approximately 4 percentage points. This included the continued impact of the very significant currency devaluation and a weaker economic environment. The average Real exchange rate declined 37 percent to 1.86 in the 1999 third quarter from 1.17 in the 1998 third quarter.

Revenues denominated in currencies where the local currency is the functional currency, including the Brazilian Real, are not hedged for purposes of translation into U.S. dollars.

Revenues

Total pre-currency revenues grew 2 percent in the 1999 third quarter and grew 6 percent excluding Brazil. For the major product categories, the pre-currency revenue growth rates are as follows:

                                                    1999        _
                            1998                      (Excluding
                    Q1  Q2  Q3  Q4  FY   Q1  Q2  Q3      Brazil)
                                                       Q1  Q2  Q3

Total Revenues     10%  10%  6%  7%  8%  (1)% 4%  2%    3%  7%  6%

Digital Products   34   41   38  33  36   28  26  19   33  32  24
Light Lens Copiers (4)  (8) (15)(16)(11) (24)(20)(19) (20)(18)(14)



Digital product revenues grew 19 percent in the 1999 third quarter and reached 53 percent of revenues compared with 45 percent of total revenues in the 1998 third quarter. This growth was driven by the continued outstanding revenue growth from our expanding family of black-and-white Document Centre digital multi-function products, particularly the 55 and 65 page-per-minute products and the recently introduced 32 and 40 page-per-minute products. Production publishing revenues grew 12 percent in the 1999 third quarter reflecting strong activity partially offset by unfavorable product mix, and production printing revenues declined 4 percent due to unfavorable product mix and pricing incentives related to year 2000 transition which more than offset higher activity. Color copying and printing revenue growth improved to 13 percent in the 1999 third quarter, compared with 8 percent and 11 percent in the first two quarters of 1999, respectively, reflecting accelerating revenue from DocuColor 100 and indirect channels color laser and inkjet products, the initial strong market reception for the DocuColor 12 introduced in August, as well as continued strong growth in DocuColor 30 and 40 revenues with a clear mix shift to DocuColor 30. Office color copier revenue declined, as unit volume increases were more than offset by pricing pressure and a continued shift to less-featured models. Revenue growth from our DocuPrint N series of monochrome laser printers and new and expanding line of monochrome digital copiers sold through indirect sales channels was excellent, but the growth was concentrated in lower-end products. For the first nine months of 1999, digital product revenues grew 24 percent, driven by outstanding growth from the Document Centre digital copier family, the DocuPrint N series of black and white laser printers and digital copiers sold through indirect sales channels as well as 11 percent growth in production publishing revenues and 11 percent growth in color copying and printing
revenues.   Black-and-white light-lens copier revenues declined 19
percent in the 1999 third quarter and 21 percent in the first nine months as a result of increased pricing pressures, customer transition to digital devices and weakness in Brazil.

Geographically, the pre-currency revenue growth rates are as follows:


                               1998                      1999
                       Q1  Q2   Q3   Q4   FY      Q1    Q2   Q3

Total Revenues         10% 10%   6%   7%   8%     (1)%   4%   2%

United States           7  13   10   11   10       4     9    6
Europe                 13  10    5    8    9       2     6    3
Other Areas            11   6   (4)  (4)   1     (16)  (12) (10)

Memo: Fuji Xerox        2  (4)  (6)  (4)  (3)     (1)   (3)   -

U.S. revenue growth slowed to 6 percent in the 1999 third quarter as sales activity was significantly affected by the ongoing disruptive impacts of the customer administration reorganization and to a much lesser extent, the continued realignment of the sales organization to an industry approach. In addition, the competitive environment intensified, and unfavorable production publishing, production printing and color product mix and pricing incentives to accelerate production printing placements, adversely impacted third quarter 1999 revenues. U.S. revenue growth in the first nine months of 1999 of 6 percent was driven by strong growth in equipment sales through both direct and indirect channels, as well as continued excellent growth in document outsourcing partially offset by the factors mentioned above.


European revenue growth slowed to 3 percent in the 1999 third quarter, reflecting increased competitive and pricing pressures, particularly in large bid and tender transactions, unfavorable product mix, as well as lower sales productivity in some countries as a result of the realignment of the sales organization to an industry approach. Italy had strong revenue growth in the 1999 third quarter, France and Germany had modest revenue growth, while revenues in the U.K. and Holland declined. European revenue growth of 4 percent in the first nine months of 1999 reflected good equipment sales growth and outstanding document outsourcing growth partially offset by the factors mentioned above.


Other Areas include operations principally in Latin America, Canada, China, Russia, India, the Middle East and Africa. Revenue in Brazil declined by 41 percent in the 1999 third quarter and 39 percent in the first nine months of 1999, primarily reflecting the very significant currency devaluation as well as the economic weakness. Brazilian revenues represented approximately 5 percent of Xerox revenues in the 1999 third quarter compared with 9 percent in the 1998 third quarter. Excluding Brazil, revenue in Other Areas grew 13 percent in the third quarter, including excellent growth in Mexico, good growth in Canada and a resumption of growth in developing markets.

Fuji Xerox Co., Ltd., an unconsolidated entity jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan, Australia, New Zealand, and other areas of the Pacific Rim. Fuji Xerox revenue in the 1999 third quarter was equal to the 1998 third quarter, reflecting flat revenue in Japan and modest revenue growth in Fuji Xerox' other Asia Pacific territories. Fuji Xerox revenue for the first nine months of 1999 declined 1 percent reflecting a modest revenue decline in Japan partially offset by modest revenue growth in Fuji Xerox' other Asia Pacific Territories.


The pre-currency growth rates by type of revenue are as follows:
                                                        1999      _
                              1998                       (Excluding
                      Q1  Q2  Q3  Q4  FY    Q1  Q2  Q3     Brazil)
                                                         Q1  Q2  Q3

Equipment Sales       17% 19%  7% 10% 12%   (3)% 2% 5%   4% 12% 13%
Recurring Revenues     6   6   5   4   5     1   4  -    3   4   3

Total Revenues        10% 10%  6%  7%  8%   (1)% 4% 2%   3%  7%  6%

Memo:
Document Outsourcing* 29  39  36  44  38    31  34  32  34  35  34

*Includes equipment accounted for as equipment sales.

Equipment sales, which grew 5 percent in the 1999 third quarter and 1 percent for the first nine months of 1999, were impacted by the currency devaluation and recession in Brazil. While equipment sales excluding Brazil grew 13 percent in the third quarter and 10 percent in the first nine months of 1999, U. S. sales activity was significantly impacted by the ongoing disruptive impacts of the customer administration reorganization. Indirect channels equipment sales revenue growth also slowed with unit placements increasing substantially, offset by equipment price declines and product mix. The substantial increase in equipment placements should result in higher future supplies revenue. Over 50 percent of 1999 third quarter equipment sales was derived from products introduced since 1997, including the company's expanding line of black-and-white Document Centre digital multi-function equipment, the DocuColor 12, the DocuColor 30, the DocuColor 70, the DocuColor 100, the DocuTech 65, 96 and 180 page-per-minute Production Publishers, and the expanding monochrome and color laser and inkjet product families sold through indirect channels.
Recurring revenues, including revenues from service, document outsourcing, rentals, supplies, paper and finance income, represent the revenue stream that follows equipment placement. These revenues are primarily a function of our installed population of equipment, usage levels, pricing and interest rates. Recurring revenues in the 1999 third quarter were equal to the 1998 third quarter and grew 2 percent in the first nine months of 1999. Excellent growth in Document Outsourcing continued as customers focus on their core business and outsource their document processing requirements to Xerox. Recurring revenues were adversely impacted by the devaluation and weakness in Brazil, lower service revenues and lower copy volume growth reflecting diversion of pages from light lens copiers to printers not yet offset by page increases on network-connected Document Centre multifunction products. In addition, recurring revenues were also adversely impacted by competitive price pressures and reduced product sales to Fuji Xerox, which are classified in recurring revenue. In the 1999 third quarter, finance income included an $11 million gain from the securitization of $400 million of finance receivables partially offset by the unfavorable flow-through impact of the $28 million gain on the 1999 second quarter securitization of $750 million.

Key Ratios and Expenses

The trend in key ratios was as follows:

                            1998                       1999    _
                  Q1    Q2    Q3    Q4    FY      Q1    Q2   Q3

Gross Margin    44.9% 45.6% 46.3% 48.0% 46.3%   45.9%  45.3% 43.3%
SAG % Revenue   27.8  27.3  27.7  26.8  27.3    27.2   25.8  26.1

The gross margin declined by 3.0 percentage points in the 1999 third quarter from the 1998 third quarter as unfavorable product mix, higher revenue growth in the lower-margin document outsourcing and indirect channels businesses, some decline in service margin and accelerating competitive price pressures were only partially offset by significantly lower provisions for overall incentive compensation expense and manufacturing and other productivity improvements. The gross margin decreased 0.8 percentage points in the first nine months of 1999 versus the first nine months of 1998 before the 1998 restructuring charge because of continued competitive price pressures and changing business mix due primarily to higher revenue growth in both the document outsourcing and the indirect channels businesses.


Selling, administrative and general expenses (SAG) declined 4 percent in the 1999 third quarter from the 1998 third quarter and 3 percent in the first nine months of 1999 driven by a decline in general and administrative expenses reflecting the benefits of our 1998 restructuring program, significantly lower provisions for overall incentive compensation expense, our continued focus on productivity and expense controls and the beneficial currency translation impact of the devaluation of the Brazilian currency which were partially offset by the impact of U.S. customer administration issues. In the 1999 third quarter and the first nine months of 1999, SAG represented 26.1 percent and 26.3 percent of revenue, an improvement of 1.6 and 1.3 percentage points, respectively, from the corresponding 1998 periods.

Research and development (R&D) expense in the 1999 third quarter declined 16 percent from the 1998 third quarter and 4 percent for the first nine months of 1999, largely due to lower provisions for overall incentive compensation expense. We continue to invest in technological development to maintain our position in the rapidly changing document processing market with an added focus on increasing the effectiveness of that investment. Xerox R&D is strategically coordinated with that of Fuji Xerox which invested $636 million in R&D in the 1998 full year, for a combined total of $1.7 billion.

Worldwide employment increased by 1,000 in the 1999 third quarter to 93,500 as a result of the acquisition of the Omnifax business with 600 employees and the net hiring of 1,300 employees for the company's fast-growing document outsourcing business, direct sales representatives, and staffing for the centralized European customer care and shared services operations in Ireland, partially offset by 900 employees leaving the company under the worldwide restructuring program.

The $20 million increase in other expenses, net, in the 1999 third quarter and the $18 million increase in the first nine months of 1999, reflects increased non-financing interest expense resulting from higher debt balances and the net impact of several non-recurring items which included a gain from the sale of our remaining minority interest in Documentum, Inc.

Income Taxes (Benefits), Equity in Net Income of Unconsolidated
Affiliates and Minorities' Interests in Earnings of Subsidiaries

Income before income taxes declined 6 percent to $505 million in the 1999 third quarter from $540 million in the 1998 third quarter.

The effective tax rate was 31.0 percent in the 1999 third quarter, which is the same as the 1999 first half and consistent with the full year expectation.

Equity in net income of unconsolidated affiliates is principally our 50 percent share of Fuji Xerox income. Total equity in net income decreased significantly in the 1999 third quarter and the first nine months of 1999. Fuji Xerox business in its territories was essentially consistent with first half trends but third quarter income in the Xerox consolidated accounts was significantly lower because of the deferral of profits from intercompany product shipments.

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

As of September 30, 1999, approximately 9,100 employees had left the company under the restructuring program. The reserve balance of $556 million at September 30, 1999 relates to cash expenditures to be incurred primarily during the remainder of 1999 and 2000.

On September 22, 1999 we announced an agreement to purchase the Tektronix, Inc. Color Printing and Imaging Division for $950 million in cash. The purchase agreement is subject to regulatory reviews and is expected to close in the fourth quarter of 1999.


The Year 2000 (Y2K) problem is the result of computer programs written in two digits, rather than four, to define the applicable year. As a result, many information systems are unable to properly recognize and process date-sensitive information beyond December 31, 1999. As with all major companies, certain of our information systems and products require remediation or replacement in order to render these systems Year 2000 compliant. Virtually all of our remediation and replacement work has been completed.

   We have divided the Year 2000 project into five major sections:
Information Technology; and the non-Information Technology areas of Facilities, External supplier Readiness, Product Compliance and Facilities Management products and services. The general phases common to all sections are: 1) Awareness - a strategic approach was developed to address the Year 2000 problem. 2) Assessment - detailed plans and target dates were developed. 3) Programming - includes hardware and software upgrades, systems replacements, vendor certification and other associated changes. 4) Testing - includes testing and conversion of system applications. 5) Implementation - includes compliance achievement and user acceptance.

   The Information Technology section includes applications
(software), compute (mainframe/smaller computer environments), infrastructure (networks, servers, and workstations), and telecommunications. The status of each section as of September 30, 1999 is as follows:

   Applications - 100 percent of the mission-critical applications are Y2K Compliant and tested.

   Compute - 98 percent of our mainframe/smaller computer environments have been upgraded to be Y2K compliant with the remainder scheduled to be completed in the fourth quarter of 1999.

   Infrastructure - 99.9 percent of networks, servers, and workstations have been upgraded to be Y2K compliant with the remainder to be completed in the fourth quarter of 1999.

   Telecommunications - 98 percent of internal mission-critical components requiring upgrades are Y2K compliant with the remainder planned for compliance in the fourth quarter of 1999. We continue to assess external public utility provider readiness and pursue status on those providers who do not respond.

   The Facilities section, which includes building electrical systems, elevators, access control, security systems, etc., is primarily in the remediation phase. We are on track for achieving compliance of critical owned and leased sites in the fourth quarter of 1999.

   We began our efforts in the Vendor Compliance area in 1997. A general awareness letter was sent to all external suppliers, and an assessment survey was sent to all business critical suppliers. Follow-up was then initiated to validate survey responses and provide a risk profile for each supplier.

 From a global purchasing perspective, 100 percent of all business critical suppliers have been assessed for Y2K readiness, with 90 percent rated "high confidence". The Y2K Assessment Team will continue to work with the commodity managers, and their appointed Y2K leads, to determine next steps for all "low confidence" suppliers. Our current focus is on assessing the balance of the key product suppliers.

	In addition to assessing supplier readiness, an extra measure of safety in the form of a Y2K inventory hedge will ensure continuity of supply through the rollover. This approved strategy will protect Xerox revenue by assuring the availability of selected key parts and products and delivery dates.

In summary, we believe the inventory hedge incorporated in the Y2K vendor strategy is adequate to provide supplier continuity coverage. This procedure is intended to provide a means of managing risk; however, no assurance can be given that it will eliminate the potential disruption caused by third party failure.


 Regarding Product Compliance, 99 percent of our products, excluding end-of-life products, are Y2K compliant, can be made compliant with a software patch or upgrade, or have another solution available. We are implementing these Y2K solutions for
all in-field Xerox products worldwide.   Product remediation is 93
percent complete worldwide through the end of September. The remainder of the remediation is aggressively underway, and will be complete before year-end.

   In Facilities Management, required remediation of third party components is 98 percent complete worldwide. In addition, 78 percent of on-site integrated tests have been accomplished. Remediation of Xerox products at these sites is being coordinated with the product compliance area and is nearing completion. Contingency plans are developed for 72 percent of the high priority sites.


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

   In 1993, Xerox began a project to replace the majority of its legacy systems, which in many cases date back to the 1960s. These efforts continue today. As to remediation, we currently estimate that costs, exclusive of software and systems that are being replaced or upgraded in the normal course of business, and including our products and facilities, as well as legacy systems, will be $183 million, of which $28 million was spent in 1997, $92 million in 1998 and $45 million in the first nine months of 1999. We estimate $18 million will be spent in the remainder of 1999.

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




Discontinued Operations - Insurance and Other Financial Services

The net investment in the discontinued financial services businesses which includes Insurance, Other Financial Services and Third Party Financing and Real Estate totaled $736 million at September 30, 1999 compared with $759 million at December 31, 1998. The decrease in 1999 was primarily caused by the sale of six of our remaining eight financing leases, the sale of other Real Estate investments and other run-off activity which were partially offset by the funding of reinsurance coverage for the former Talegen Holdings, Inc. (Talegen) companies to Ridge Reinsurance Limited (Ridge Re) and interest for the period on the assigned debt. A discussion of the discontinued businesses follows.

Status of Insurance

In 1995, we recorded a $1,546 million after tax charge in connection with the disengagement activities for our five then remaining Talegen insurance companies and three related service companies.

In 1997 and 1998, all of the insurance companies and service companies were sold. As part of the consideration for one of the companies, The Resolution Group, Inc. (TRG), which closed in the fourth quarter of 1997, we received a $462 million performance-based instrument. We will participate in the future cash flows of TRG via the performance-based instrument. The recovery of this instrument is dependent upon the sufficiency of TRG's available cash flows. Based on current forecasts at September 30, 1999, we expect to realize $462 million for this instrument. However, the ultimate realization may be greater or less than this amount.

Xerox Financial Services, Inc. (XFSI) continues to provide aggregate excess of loss reinsurance coverage to one of the former Talegen units and TRG through Ridge Re, a wholly owned subsidiary. The coverage limits remaining at September 30, 1999 total $578 million, which is net of 15 percent coinsurance and exclusive of $234 million in coverage which was reinsured under a retrocessional arrangement during the fourth quarter of 1998. At September 30, 1999, Ridge Re had recognized the discounted value of approximately $331 million of the available coverage and it is possible that some additional reserves could ultimately be needed, although this is not currently anticipated. In August 1999, Ridge Re entered into a commutation agreement to eliminate its obligations for the reinsurance coverage relating to one of the Talegen units. The coverage limit under the policy that was commuted was $42 million.

XFSI has guaranteed to one of the former Talegen units and TRG that Ridge Re will meet all of its financial obligations under the Reinsurance Agreements. Related premium payments to Ridge Re are made by XFSI and guaranteed by us. As of September 30, 1999, there were three remaining annual premium installments of $38 million, plus finance charges. We have also guaranteed that Ridge Re will meet its financial obligations on $578 million of the Reinsurance Agreements and have provided a $400 million partial guaranty of Ridge Re's $600 million letter of credit facility. This facility is required to provide security with respect to aggregate excess of loss reinsurance obligations under contracts with one of the former Talegen units and TRG.

XFSI may also be required, under certain circumstances, to purchase over time additional redeemable preferred shares of Ridge Re, up to a maximum of $301 million.

Net Investment in Insurance

The net investment in Insurance at September 30, 1999 totaled $609 million compared with a balance of $513 million at December 31, 1998. The increase in 1999 is primarily due to contractual payments to Ridge Re for annual premium installments and associated finance charges, an anticipated settlement payment related to the sale of one of the former Talegen units and interest on the assigned insurance debt.

Other Financial Services

The net investment in Other Financial Services at September 30, 1999 was $139 million compared with $132 million at December 31, 1998. Debt associated with these assets totaled $50 million at September 30, 1999 and December 31, 1998. The increase in the investment is primarily due to interest on the assigned debt and settlement of litigation, partially offset by the disposition of other investments.

Third Party Financing and Real Estate

Third Party Financing and Real Estate assets at September 30, 1999 and December 31, 1998 totaled $38 million and $250 million, respectively. The reduction primarily relates to the sale of six of our remaining eight financing leases, sale of the last remaining Xerox Centre office building, as well as other asset sales and runoff activity that were consistent with the amounts contemplated in the formal disposal plan. Debt associated with these assets has been fully paid down at September 30, 1999. Debt totaled $86 million at December 31, 1998.



Capital Resources and Liquidity

Total debt, including ESOP and Discontinued Operations debt not shown separately in our consolidated balance sheets, increased to $15,688 million at September 30, 1999 or $554 million more than at December 31, 1998. The changes in consolidated indebtedness during the first nine months of 1999 and 1998 are summarized as follows.


                                       1999        1998
Total debt* as of January 1          $15,107     $12,903
Non-Financing Businesses:
Document Processing operations
  cash usage                             687       1,115
Brazil dollar debt reallocation          572           -
Discontinued businesses                 (109)       (388)
Non-Financing Businesses               1,150         727
Financing Businesses                  (1,154)        647
Shareholder dividends                    439         398
Acquisitions                             161**       380
Common stock, cash balance and other     (15)         79
Total Debt* as of September 30       $15,688     $15,134

* Includes discontinued operations.
** Includes $54 million of India joint venture debt

For analytical purposes, total equity includes common equity, ESOP preferred stock, mandatorily redeemable preferred securities and minorities' interests.

The following table summarizes the changes in total equity during the first nine months of 1999 and 1998 (in millions):


                                        1999         	1998
Total equity as of January 1          $6,306      $6,454
Income from Continuing Operations      1,130         (29)
Loss from Discontinued Operations          -        (190)
Shareholder dividends                   (439)       (398)
Exercise of stock options                120          99
Repurchase of common stock                 -        (147)
Change in minorities' interests           (2)          -
Translation adjustments               (1,051)       (153)
All other, net                            81          50
Total equity as of September 30       $6,145      $5,686



Non-Financing Operations

The following table summarizes document processing non-financing operations cash generation and usage for the nine months ended
September 30, 1999 and 1998 (in millions):


                                        1999        1998
Document Processing Non-Financing:
Income (loss) from continuing
  operations                         $   886      $ (140)
1998 restructuring charge,
  net of tax                               -       1,107
Depreciation* and amortization           659         589
Subtotal                               1,545       1,556
Additions to land, buildings and
  equipment                             (393)       (337)
Increase in inventories                  (57)       (887)
Increase in on-lease
  equipment                             (249)       (286)
Increase in accounts receivable         (480)       (390)
Net change in other assets and
  liabilities                           (726)       (574)
Subtotal                              (1,905)     (2,474)
Cash charges against 1998
  restructuring reserve                 (327)       (197)
Net Cash Usage                       $  (687)    $(1,115)


* Includes rental equipment depreciation of $332 million and $303 million in the nine months ended September 30, 1999 and 1998, respectively.


Non-financing operations' cash usage during the first nine months of 1999 totaled $687 million or $428 million less than in the first nine months of 1998. The improved cash performance resulted from significant improvement in inventory turns and lower disbursements due to our productivity programs. Offsetting these items were increased capital spending related to our pan European initiatives, an increase in the aging of accounts receivable resulting from the centralization of the U.S. customer administration centers and higher payments related to the 1998 restructuring reserve.


Financing Businesses

Customer financing-related debt declined by $1,154 million and increased by $647 million during the first nine months of 1999 and
1998, respectively.   This period-over-period reduction reflects
the securitization in 1999 of $1,150 million of Xerox Credit Corporation financing contracts and an allocation to non financing operations, based on our 8:1 debt to equity guideline. This allocation was necessary because of the impact on our Brazilian finance receivables of the significant devaluation in the Brazilian Real.

Debt related to discontinued third party financing and real estate activities, which has been included in financing business debt, was fully paid down at September 30, 1999. Third party financing and real estate related debt was reduced by $86 million and $19 million during the first nine months of 1999 and 1998, respectively.



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





PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The information set forth under Note 11 contained in the "Notes to Consolidated Financial Statements" on pages 12-14 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.


Item 2.  Changes in Securities

During the quarter ended September 30, 1999, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a)  Securities Sold:  On July 1, 1999, Registrant issued
1,717 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S.
Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P. F.
Russo, M.R. Seger and T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $59.0625 per share (aggregate price $101,125), based upon the market value on the date of issuance, in payment of the quarterly
Directors' fees pursuant to Registrant's Restricted Stock Plan for
Directors.

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

      Exhibit 11  Computation of Net Income per Common Share.

      Exhibit 12  Computation of Ratio of Earnings to Fixed
      Charges.

      Exhibit 27 Financial Data Schedule (in electronic form only).


(b)  Current reports on Form 8-K dated June 24, 1999 and dated
September 22, 1999 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         XEROX CORPORATION
                                           (Registrant)



                                      /s/ Philip D. Fishbach
                                   _____________________________
Date: November 10, 1999                 By  Philip D. Fishbach
                                   Vice President and Controller
                                  (Principal Accounting Officer)