Form 10-K
period 1999-12-31
XEROX CORP
filed 2000-03-27
CIK 108772

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)
(X)  Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934   For the fiscal year ended:  December 31, 1999

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
                                                                     (  )

The aggregate market value of the voting stock of the registrant held by non-
affiliates as of February 29, 2000 was:                $15,841,867,246.

                            (Cover Page Continued)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                         Outstanding at February 29, 2000

Common Stock, $1 Par Value                                  665,869,596 Shares


                      Documents Incorporated By Reference

Portions of the following documents are incorporated herein by reference:

                                                       Part of 10-K in
Document                                               Which Incorporated

Xerox Corporation 1999 Annual Report to Shareholders          I & II

Xerox Corporation Notice of 2000 Annual Meeting of               III
Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).


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

Transition to Digital - presently black and white light-lens copiers represent approximately 30% of the Registrant's revenues. This segment of the general office market is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

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

Financing Business - a significant portion of the Registrant's profits arise from the financing of its customers' purchases of the Registrant's equipment. On average, 75 to 80 percent of equipment sales are financed through the Registrant. The Registrant's ability to provide such financing at competitive rates and realize profitable spreads is highly dependent upon its own costs of borrowing which, in turn, depend upon its credit ratings. The Registrant's present credit ratings permit ready access to the credit markets. There is no assurance that these credit ratings can be maintained and/or ready access to the credit markets can be assured. In December 1999, Moody's Investors Service, Inc. announced that the long and short term credit ratings of the Company and its financially supported subsidiaries are under review for possible downgrade, Standard & Poor's announced a negative outlook for the Company's and Xerox Credit Corporation's ratings and Fitch IBCA, Inc. placed the Company's and its subsidiaries' debt ratings on "RatingAlert-Negative". A downgrade or lowering in such ratings could reduce the profitability of such financing business and/or make the Registrant's financing less attractive to customers thus reducing the volume of financing business done.

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

Restructuring - the Registrant's ability to ultimately reduce pre-tax annual expenditures by approximately $1 billion is dependent upon its ability to successfully implement the 1998 restructuring program including the elimination of 9,000 net jobs worldwide, the closing and consolidation of facilities, and the successful implementation of process and systems changes. Furthermore, the Registrant's ability to realize additional cost savings and productivity improvements above those identified in the 1998 restructuring program are dependant on successful identification and implementation of initiatives for the 2000 restructuring program, which is expected to be announced in the first quarter of 2000.


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



PART I

Item 1. Business

Overview

Xerox Corporation (Xerox or the Company) is The Document Company and a leader in the global document market, providing document solutions that enhance business productivity. References herein to "us" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise. We distribute our products in the Western Hemisphere through divisions and wholly-owned subsidiaries. In Europe, Africa, the Middle East and parts of Asia including Hong Kong, India and China, we distribute through Xerox Limited and related companies (collectively Xerox Limited). Fuji Xerox Co., Limited, an unconsolidated entity jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan and other areas of the Pacific Rim, Australia and New Zealand, except for China. Japan represents approximately 90 percent of Fuji Xerox revenues, and Australia, New Zealand, Singapore, Malaysia, Korea, Thailand and Philippines represent the remaining 10 percent. Fuji Xerox conducts business in other Pacific Rim countries through joint ventures and distributors.

Our Document Processing activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products and solutions designed to make organizations around the world more productive. We believe that the document is a tool for productivity, and that documents - both electronic and paper - are at the heart of most business processes. Documents are the means for storing, managing, and sharing business knowledge. Document technology is key to improving productivity through information sharing and knowledge management and we believe no one knows the document - paper to digital, digital to paper - better than we do. The financing of Xerox equipment is generally carried out by Xerox Credit Corporation (XCC) in the United States and internationally by foreign financing subsidiaries and divisions in most countries. Xerox had 94,600 employees at year-end 1999.

Document Processing revenues of $19.2 billion in 1999 were flat on a pre-currency basis with 1998. Excluding Brazil, where revenues declined very substantially due to the currency devaluation and subsequent economic weakness, pre-currency revenues grew by 4 percent. Revenues increased 8 percent on a pre-currency basis to $19.4 billion in 1998 and 7 percent on a pre-currency basis to $18.1 billion in 1997.

The Document Processing Strategy

We believe that documents represent the knowledge base of an organization and play a dynamic and central role in business, government, education and other organizations.

Increasingly, documents are being created and stored in digital electronic form. In addition, the Internet is increasing the amount of information that can be accessed in the form of electronic documents. Accordingly, the total number of electronic and paper documents is expected to grow very significantly. While the percentage of documents which are printed or copied will decline, we expect that the total number of documents which are printed or copied will grow significantly.

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

We have formed alliances to bring together the diverse infrastructures that currently exist and to nurture the development of an open document services and solutions environment to support complementary products from our partners and customers. We are working with more than 100 companies and industry organizations to make office and production electronic printing an integrated, seamless part of today's digital work place.

During 1999, we formed the Internet Business Group to accelerate a number of the company's Web-based business activities and maximize the value of our portfolio of Internet-related technologies. The new organization will also pull together a suite of Xerox knowledge tools and technologies and make those tools available to partner companies, and raise outside capital with the intent of creating greater shareholder value.

Market Overview

We estimate that the global document market that we serve, excluding Japan and the Pacific Rim countries served by Fuji Xerox, was approximately $161 billion in 1998 and is estimated to grow to about $255 billion in 2002. With our many new product introductions during this decade and in particular, the transition from light-lens to digital technology, our participation in the global document market has been considerably broadened from the slower growing segments of the market to the faster growing segments of the market. Our revenue mix has traditionally been concentrated in the slower growing market segments with a lower proportion of our revenue in the faster growing segments like office and production color, professional services, document outsourcing and desktop color. Our focus on solutions and expanding indirect sales channels as well as a large portion of our R&D effort are aimed at these faster growing segments.

We are leading the transition in our industry from light-lens to digital technology, from standalone devices to network-connected systems, from black and white to color capable devices, and from box sales to services and solutions that enhance customer productivity and solve customer problems. Xerox growth will be driven by the transition to digital copying and printing in the office, the transfer of document production from offset printing to digital publishing, the increase in customer requirements for network and distributed printing, the accelerating demand for color documents, and increasingly, our participation in the small office/home office/personal document processing market.

We have traditionally had a strong position in the general office document market, the largest segment, which is projected to reach $77 billion in 2002. Growth in this market is driven by the transition to the use of digital and color documents. The production market, which includes production publishing and production printing, is expected to reach $41 billion in 2002. The small office/home office/personal document processing market is expected to grow to $47 billion by 2002 due to increases in the number of home offices and small businesses. This market segment acquires product primarily through indirect distribution channels. We expect that our growth prospects in the networked office and small businesses will be enhanced by the January 2000 acquisition of the Color Printing and Imaging Division of Tektronix, which manufactures and sells color printers, ink and related products, and supplies. The acquisition moves us into a strong number two market share position in office color printers and provides us with the industry's broadest portfolio of color laser and solid ink printers with advantaged color technology. The Document Outsourcing market is projected to grow approximately 35 percent annually, reaching $19 billion by 2002, as customers increasingly focus on their core competencies and outsource their document processing requirements. Finally, the portion of the professional and internet services market in which we participate is also growing very rapidly, to an estimated $48 billion by 2002.

Xerox Focus

During 1999, we realigned our operations to capitalize on new growth opportunities in the digital marketplace and better align the company to serve its diverse customers, increase the effectiveness, efficiency and breadth of our distribution channels and provide an industry-oriented focus for global document services and solutions. The Industry Solutions Operations (ISO) are organized around key industries and focused on providing our largest customers with document solutions consisting of hardware, software and services, including document outsourcing, systems integration and document consulting. ISO has responsibility for the direct sales and service organizations in the U.S., Europe and Canada. The General Markets Operations (GMO) are responsible for increasing penetration of the general market space, including small office solutions, products for networked work group environments and personal/home office products. In addition to indirect distribution channel responsibilities such as retail and resellers, GMO has responsibility for sales agents and concessionaires, and our expanding Internet sales and telebusiness. In addition, it has responsibility for product development and acquisition for its markets, providing customer- and channel-ready products and solutions. The Developing Markets Operations (DMO) takes advantage of growth opportunities in emerging markets/countries around the world, building on the leadership Xerox has already established in a number of those markets, most notably Brazil. DMO covers Latin America, the Middle East, Africa, the Eurasian countries, China, Hong Kong, India and Russia.


The realignment of the organization as described above, including the realignment of the direct sales force to an industry solutions basis, was not fully completed until 2000. Accordingly, our Segment Reporting as disclosed in footnote 9 on pages 50 and 51 of the 1999 Annual Report to Shareholders reflected the organization as it existed in the 1999 reporting period. As we are entering 2000, we have attempted to analytically estimate how the new organization would have been portrayed if fully implemented in 1999. This basis of Segment Reporting will be used in our first quarter 2000 Form 10-Q.

1999 Pro Forma Segment Data:

                            Industry  General  Developing  Corporate
                           Solutions  Markets     Markets  and Other      Total
===============================================================================

Total segment revenues       $10,196   $4,663      $2,721     $1,648    $19,228

Segment profit (loss)          1,755      172         285       (176)     2,036
===============================================================================

We believe that our competitive advantages lie in our ability to continually develop technologically innovative document processing products, services and solutions based on demonstrated customer needs; the unparalleled breadth and depth of our product offerings, from the small office/home office/personal market segment to the production market; competitive pricing; our excellent reputation for performance and global sales and service; our substantial on-going investment in research and development; expanded sales coverage through our global direct sales force, agents and concessionaires; our leadership position in the rapidly growing document outsourcing business; our strong market position in emerging markets; and, building on the strength of the Xerox brand, our expanded presence in the burgeoning small office/home office/personal document processing market through expansion of retail channels, value added resellers and systems integrators, and increasingly telesales and e-commerce. As a result, we believe we are well positioned to participate in the anticipated growth in the market segments in which we compete.

Digital Products

Our digital products consist of five categories: black-and-white digital multifunction products (Document Centre products), black-and-white production publishing (DocuTech products), black-and-white production printing, color copying and printing, and black-and-white laser printers/other. On a pre-currency basis, digital product revenues grew 18 percent in 1999 (22 percent excluding Brazil), 36 percent in 1998 and 25 percent in 1997. The combination of excellent digital product revenue growth on a larger proportion of our revenues partially offset by declines on an ever-smaller percentage of light-lens revenues has resulted in 1999 digital revenues representing more than half of our total revenues for the first time. Revenues from digital products were 53 percent of total revenues in 1999, 45 percent in 1998 and 35 percent in 1997.

In 2000 we will be introducing important new products in each of these digital product categories.

Black and White Digital Multifunction Products

Revenue from the Document Centre family grew 60 percent pre-currency in 1999, reaching $2.6 billion.

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

In April 1997, we introduced the Document Centre family of black and white digital multifunction products at speeds ranging from 20 to 65 pages per minute, that are better quality, more reliable, and more feature rich than light-lens copiers and are priced at a modest premium over comparable light-lens copiers. This family is truly multifunctional and is modular in design, offering the capability of upgrading the standalone copier to full network connectivity when the customer is ready. Xerox CentreWare software, which provides full control over the operation of a network printer, allows Document Centre users the ability to manage network print and fax functions from their personal computers, without leaving their offices or workstations.

Beginning in 1998, we began connecting the digital multifunction products to customers' networks so that their digital copiers can also be used as robust, high-speed network printers to gain incremental volume from printing and ultimately to replace desktop printers and single-purpose copiers and faxes. The fax option and network upgrades have compelling economics versus the alternative of purchasing comparable printers and faxes since the print engine, output mechanics and most of the software required are part of the base digital copier. All of our Document Centre products have IP (Internet Protocol) addresses, which permits them to be accessed via the Internet from anywhere in the world.

During 1999, we introduced our new, third generation Document Centre models, at 32 and 40 pages per minute, which bring a higher level of price-performance value and offer best in class productivity, and advanced network scanning and fax capabilities. Paper documents can be captured and converted directly into the popular PDF (Portable Document Format) file format for universal viewing, as well as posting to the Web using Adobe Capture software. They also support the multi-page TIFF (Tagged Image File Format) format for efficient scanning and handling of multi-page documents in a single image file. The new models also include a Super G3 modem that can send and receive documents at 33.6 kbps, as well as two phone lines for simultaneous transmission and/or reception.

The proportion of digital copiers installed with network connectivity continued to grow to over 50 percent installed with network connectivity during 1999. As a result, almost 40 percent of the total installed population of Document Centre products have network capability. We believe that enabling network connectivity and training our customers to optimize the power of these products will lead ultimately to the page incrementality we expect.

Production Publishing

The era of production publishing was launched in 1990 when we announced the DocuTech Production Publishing family which was a major step beyond our traditional reprographics market into the publishing industry. Having installed to date approximately 25,000 DocuTech systems around the world, our production publishing revenues grew 5 percent pre-currency in 1999 to $2.3 billion. Excluding Brazil, the 1999 growth of 9 percent was impacted by the preparations for the January 2000 final phase of the realignment of the sales organization to an industry focus and customer Y2K mitigation efforts and network lockdowns during the latter part of the year.

Digital production publishing technology is increasingly replacing traditional short-run offset printing as customers seek improved productivity and cost savings, faster turnaround of document preparation, and the ability to print documents "on demand." The market is substantial, as digital production publishing has only achieved an 18% market share of the available page volume that could be converted to this technology. We offer the widest range of solutions available in the marketplace - from dial-up lines through the Internet to state-of-the-art networks - and we are committed to expanding these print-on-demand solutions as new technology and applications are developed.

The DocuTech family of digital production publishers scans hard copy and converts it into digital documents, or accepts digital documents directly from networked personal computers or workstations. A user-friendly electronic cut-and-paste workstation allows the manipulation of images or the creation of new documents. For example, in only a few minutes, a page of word-processed text, received over a network, can be combined with a photograph scanned from hard copy and enhanced electronically: cropped, positioned precisely, rotated, brightened or sharpened. Digital masters can be prepared in a fraction of the time necessary to prepare offset printing plates, thereby allowing fast turnaround time. Additional time can be saved, and significant inventory and shipping costs can be reduced, by transmitting electronically and printing where and when the documents are required. In 1998, we introduced DigiPath Production Software, a major productivity tool, which allows a printer's customers to use the World Wide Web to streamline print job submission and subsequent archiving, preparation, proofing, and reprinting.

DocuTech prints high-resolution (600 dots per inch) pages at up to 180 impressions per minute. The in-line finisher staples completed sets or finishes booklets with covers and thermal-adhesive bindings. Because the finished document can be stored as a digital document, hard copy documents can be printed on demand, or only as required, thus avoiding the long production runs and high storage and obsolescence costs associated with offset printing. The concept of print-on-demand took another major step in 1995 when we introduced the DocuTech 6135. It makes print-for-one publishing practical; personalized publishing runs can be as short as one or two prints. Further steps forward were taken in 1997 when the DocuTech 6180 was introduced, increasing output speed to 180 cut-sheet pages per minute and again in 1998 with the introduction of DocuTech 65 (65 pages per minute) and DocuTech 6100, (96 pages per minute) making the technology affordable for much smaller customers. In February 2000, we introduced the DocuTech 6155 (155 pages per minute) as well as a new, significantly improved version of DigiPath Production Software, including enhanced Internet connectivity.

In 1999, we formed a partnership with Bertelsmann AG, the world's largest publisher, to deploy books-on-demand digital publishing technology worldwide. The technology makes possible the cost-effective production of high quality books in runs as small as a single copy. A new title arrives either electronically over the Internet or as a hard copy. If hard copy, the pages are digitized using the Xerox DocuImage 620 scanner. The electronic book is indexed and stored using DigiPath Production Software. The interior pages are printed using a DocuTech digital publishing system. Color covers are printed on a Xerox DocuColor printer, and then bound with the book pages.

Production Printing

Revenue from monochrome production printing was $2.1 billion in 1999, a decline of 2 percent. Excluding Brazil the 1999 growth of 1 percent was impacted by the preparations for the January 2000 final phase of the realignment of the sales organization to an industry focus and customer Y2K mitigation efforts and network lockdowns during the latter part of the year.

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

We have had the leading position in the production, high-volume computer printing market segment since 1977. We are well positioned to capitalize on the growth in the computer printing market because of our innovative technologies and our understanding of customer requirements for distributed printing from desktop and host computers. Our goal is to integrate office, production and data-center computer printing into a single, seamless, user-friendly network.

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

Productivity-enhancing features include printing collated multiple sets on both sides of the paper, inserting covers and tabs, printing checks with magnetic ink character recognition (MICR), and stapling or finishing with a thermal adhesive binding; all on cut sheet plain paper, with sizes up to 11 by 17 inches. Optional finishing equipment that can be integrated with the DocuTech system includes a signature booklet maker and a perfect binder.

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

In 1998, we demonstrated the DocuPrint 900 and the DocuPrint 1300 models, the first in a new class of ultra high-speed continuous feed production printing systems. Printing at up to 900 and 1300 duplex impressions per minute (200 and 300 feet per minute, respectively), the DocuPrint 900 and 1300 combine the high reliability and throughput of web printing with the flexibility of electronic printing for unsurpassed productivity. The Xerox DocuPrint 900 and 1300 offer a number of in-line finishing options, including cut-sheet, fanfold, or roll and are compatible with many third party post processing devices.

Color Copying and Printing

Our revenues from color copying and printing grew 8 percent pre-currency (14 percent excluding Brazil) in 1999 to $2.0 billion.

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

We entered the color laser market in 1991 with the introduction of a color laser copier/printer and a color laser printer, each of which printed at 7.5 pages per minute. More recent product introductions include the DocuColor 40, introduced in early 1996, which copies and prints at 40 full-color pages per minute and has been the industry's fastest and most affordable digital color document production system. In 1997, we introduced the DocuColor 70, a continuous feed full-color digital press, based on a print engine from Xeikon with Xerox-exclusive digital front-ends, that produces 70 high-quality, full-color impressions per minute and in 1998, we introduced the DocuColor 100 Digital Color Press, also based on a Xeikon print engine with Xerox-exclusive digital front-ends, that produces 100 high-quality full-color impressions per minute.

In February 2000, we introduced the DocuColor 2060 Digital Color Press and the DocuColor 2045 Digital Color Press. The DocuColor 2060, which produces 60 full-color prints per minute, is the industry's fastest cut-sheet color reproduction machine, and both products establish an industry standard by producing near-offset quality, full-color prints at an unprecedented operating cost of less than 10 cents per page, depending on monthly volumes.

We've had numerous recent color product introductions for the general office. In 1998, we introduced the DocuColor Office 6, a networked color copier/printer for the office that operates at twice the speed of most desktop color laser printers at the price of a mid-volume black and white copier. Also in 1998, we expanded the DocuColor 40 line, adding the DocuColor 40 CP, a network-connected color copier/printer equipped with a newly designed digital controller, designed to provide digital walk up copying as well as network printing for lower-volume environments. In 1999, we introduced the DocuColor 30 Pro and the DocuColor 30 CP, which are 30 page-per-minute digital color copier/printers intended for entry-level production environments such as print-for-pay and quick-print shops, corporate reproduction departments, and high-end color intensive offices.

In 1999, we introduced the DocuColor 12, which produces 12.5 full-color pages and 50 black-and-white pages per minute, designed for professionals in graphic arts environments such as quick printers, commercial printers and in-plant corporate reprographics departments. We also introduced the Document Centre Series 50, the first color-enabled Document Centre that produces 12.5 full-color pages and 50 black-and-white pages per minute, that includes a Xerox network controller built into every machine. The Document Centre Color Series 50 combines the advantages of a relatively low equipment price, the production of color pages at operating costs significantly lower than other color copier/printers in this class, and, unlike other color products, the operating cost of producing black and white prints is similar to that of monochrome digital products.

In January 2000, we completed the acquisition of the Color Printing and Imaging Division of Tektronix (CPID), which results in our having a very strong number two market share position in the office color market. This division, whose operations have now been consolidated with our office printing operations, manufactures and markets Phaser workgroup color printers that use either color laser or solid ink printing technology and markets a complete line of ink and related products and supplies. In January 2000, we introduced the Phaser 850 solid ink color printer, which prints truer colors and livelier images than any color laser printer in its class, and, at 14 pages per minute, is more than three times faster than similarly-priced competitive models.

In March 2000, we announced a major inkjet printing initiative in an alliance with Sharp Corporation and Fuji Xerox. The alliance leverages our strong brand and inkjet patent portfolio with Sharp's product development and manufacturing expertise and Fuji Xerox' technological know-how. Over the next five years, Xerox, Sharp and Fuji Xerox together will invest more than $2 billion in inkjet research, development, manufacturing, advertising and marketing. Later this year we will launch low-cost inkjet printers, copiers and multifunction machines in North America, Europe and developing markets which will be sold primarily through retail stores and e-commerce web-sites. We expect these new products will be at least 50 percent faster than comparable products from other vendors with up to 20 percent in ink savings.

Black and White Laser Printers and Other Products

Revenues in this category totaled $1.2 billion in 1999, growing 44 percent pre-currency and reflecting primarily network black and white laser printers sold through indirect sales channels.

Significant market growth in the small office/home office and networked office is represented by customers who typically acquire product through indirect sales channels such as value added resellers, dealers and retail. We launched in September, 1997 the DocuPrint family of monochrome network laser printers which initially included 24 and 32 page per minute laser printers and which were faster, more advanced and less expensive than competitive models, offering "copier-like" features such as multiple-set printing, stapling and collating. In 1998, we expanded the DocuPrint line to include monochrome laser printers at speeds ranging from 8 to 40 pages per minute.

In February 2000, we introduced the new DocuPrint N Series printers, a family of five network laser printers ranging from 20 to 40 pages per minute that offer faster speeds, better paper-handling and productivity, and more value than printers available from other vendors. The Tektronix CPID acquisition accelerated our objective of increasing the number of resellers who market our black and white laser printers. The acquisition more than doubled the number of channel partners and nearly doubled the distribution capacity and channel coverage to more than 16,000 resellers and dealers worldwide.

Light-lens Copying

Our revenues from black and white light-lens copiers declined 21 percent (18 percent excluding Brazil) pre-currency in 1999 to $5.8 billion. The decline in light-lens copier revenues reflects customer transition to our new digital black-and-white products and increasing price pressures. We believe that the trend over the past few years will continue and that digital product revenues will represent an increasing share of total revenues. Revenues from light-lens copiers represented 30 percent of total revenues in 1999, 38 percent in 1998 and 47 percent in 1997.

We market the broadest line of light-lens copiers and duplicators in the industry, ranging from a three copies-per-minute personal copier to a 135 copies-per-minute fully-featured duplicator. Many of our state-of-the-art products have improved ease of use, reliability, copy quality, job recovery and ergonomics as well as productivity-enhancing features, including zoom enlargement and reduction, highlight color, copying on both sides of the paper, and collating and stapling which allow the preparation of completed document sets.

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

Other Products

We also sell cut-sheet paper to our customers for use in their document processing products. Revenues from our Print and Media segment, which includes the sale of paper, declined 1% in 1999 to $1.1 billion from $1.2 billion in 1998. The market for cut-sheet paper is highly competitive and revenue growth is significantly affected by pricing. Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor.

We also offer a wide range of other document processing products including devices designed to reproduce large engineering and architectural drawings up to 3 feet by 4 feet in size, facsimile products, scanners, and personal computer and workstation software.

Summary of Revenues by Product Category

The following table summarizes our revenues by major product category. The revenues for digital products and light-lens copiers include equipment and supplies sales, service, rental and document outsourcing revenues, and finance income. These revenues exclude the impact of foreign currency exchange rate fluctuations which are shown combined with the revenues from paper and other products.

     Year ended December 31 (in billions)      1999       1998       1997
     Digital products                         $10.2      $ 8.6      $ 6.3
     Light-lens copiers                         5.8        7.4        8.3
     Paper, other products, currency            3.2        3.4        3.5
       Total revenues                        $ 19.2      $19.4      $18.1

Xerox Competitive Advantages

Customer Satisfaction

Our most important priority is customer satisfaction. Our research shows that satisfied customers are far more likely to repurchase products and that the cost of selling a replacement product to a satisfied customer is far less than selling to a "new" customer. We regularly survey customers on their satisfaction, measure the results, analyze the root causes of dissatisfaction, and take steps to correct any problems.

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

Quality

We were an early pioneer in total quality management and are the only company to have won all three of the following prestigious quality awards: the Malcolm Baldrige National Quality Award in the United States in 1989 and Xerox Business Services, our document outsourcing division, won the award in the services category in 1997; the European Quality Award in 1992; and the Deming Prize in Japan, won by Fuji Xerox in 1980. Since 1980 Xerox and Fuji Xerox have won 25 national quality awards in 20 countries, including Argentina, Australia, Belgium, Brazil, Canada, China (Shanghai), Colombia, France, Germany, Hong Kong, India, Ireland, Mexico, the Netherlands, Norway, Portugal, the United Kingdom, and Uruguay. Our "Leadership Through Quality" program has enabled us to improve productivity, accelerate the introduction of new products, improve customer satisfaction and increase market share. Xerox products have been consistently rated among the world's best by independent testing organizations. In 1997, Xerox reinforced its position as an environmental leader among Fortune 500 companies by receiving ISO 14001 certification for all its major manufacturing sites worldwide, as set by the International Standards Organization.

Research and Development

Xerox research and development (R&D) is directed toward the development of new products and capabilities in support of our document processing strategy. Our research scientists are deeply involved in the formulation of corporate strategy and key business decisions. They regularly meet with customers and have dialogues with our business divisions to ensure they understand customer requirements and are focused on products and solutions that can be commercialized.

In 1999, R&D expense was $979 million compared with $1,040 million in 1998 and $1,065 million in 1997. The 1999 reduction is largely due to substantially lower management and employee bonuses and profit sharing and lower overhead.
We continue to invest in technological development to maintain our premier position in the rapidly changing document processing market with a heightened focus on increasing the effectiveness of our R&D investment as well as time to market. Xerox R&D is strategically coordinated with Fuji Xerox, which invested $555 million in R&D in 1999 for a combined total of $1.5 billion. We expect that 2000 R&D spending will be higher than 1999.

Marketing

Xerox document processing products are principally sold directly to customers by our worldwide sales force, a source of competitive advantage, totaling approximately 15,000 employees, and through a network of independent agents, dealers, retail chains, value-added resellers and systems integrators. Our worldwide sales force is organized around key industries on a global basis and is focused on providing our largest customers with replicable document solutions consisting of hardware, software services, including document outsourcing, systems integration and document consulting. We expect that this shift from a traditional equipment sale involving the placement of the equipment and the recurring revenue stream that follows, reflecting service, supplies and financing, will result in higher revenue per transaction. A typical solution sale includes the consulting services to define and design the solution, systems integration to implement the solution within the customer's infrastructure, and finally in many cases, the management of the solution for the customer. This produces more revenue for Xerox and typically results in a more loyal customer. The key industry segments our sales force is focused on are as follows: Public Sector/Education, Industrial, Financial Services/Healthcare, Graphic Arts, Retail/Wholesale and Professional Services.

To market laser and inkjet printers, multi-function devices and low-end copiers, we are significantly expanding our indirect distribution channels. We currently have arrangements with U.S. retail marketing channels including Office Depot, OfficeMax, Staples and Best Buy, and non-U.S. retail marketing channels including Carrefour, Media Markt and Merisel. We also have arrangements with office channels that include distributors and value-added resellers like Ingram Micro, Tech Data, CHS and Computer 2000. Our products are now available in seven of the ten largest computer equipment retailers and in more than 7,000 storefronts worldwide. In addition to web sites of several of our retail marketing partners, we have arrangements with several e-commerce web sites, including Amazon.com, Value America and CompUSA.com, for the sale of our equipment and supplies. Furthermore, as a result of the acquisition of the Tektronix Computer Printing and Imaging Division, completed in January 2000, we have more than doubled the number of channel partners and nearly doubled the distribution capacity and channel coverage to more than 16,000 resellers and dealers worldwide.

Our strategy is to target high-growth markets through high-volume distribution of laser, solid ink and ink-jet printers, multi-function products, personal copiers, fax machines, and supplies for both Xerox and competitive equipment, with a goal to be the fastest growing source of personal and networked document solutions in retail and reseller channels worldwide. In 1999, we completed a major redesign of our Internet site to make it a more powerful tool for electronic commerce to sell Xerox equipment and supplies over the Internet. We have also significantly expanded our telebusiness capacity, including the opening of new telebusiness centers in North America and Europe, and we have increased our advertising spending.

In 1991, Xerox International Partners (XIP), a 51 percent-owned partnership, was formed between Xerox and Fuji Xerox to supply printer engines to original equipment manufacturers. XIP has also contracted to supply printer engines to resellers.

Service

We have a worldwide service force of approximately 23,000 employees and a network of independent service agents. In our opinion, this service force represents a significant competitive advantage: the service force is continually trained on our new products and its diagnostic equipment is state-of-the-art. 24-hour-a-day, seven-day-a-week service is available in most metropolitan areas in the United States. As a result, we are able to guarantee a consistent level of service nationwide and worldwide.

Revenues

Our total document processing revenues were $19.2 billion in 1999, of which 54 percent were generated in the United States, 28 percent in Europe, and 18 percent in the remainder of the world, principally Brazil, the rest of Latin America, Canada, and China (excluding the unconsolidated $7.8 billion of Fuji Xerox revenues in Japan and much of the Pacific Rim).

Revenues from supplies, paper, service, rentals, document outsourcing and other revenues, and income from customer financing represented 63 percent of total revenues in 1999, 62 percent in 1998 and 63 percent in 1997. Because these revenues are derived from the installed base of equipment and are therefore less volatile than equipment sales revenues, they provide significant stability to overall revenues. Growth in these revenues is primarily a function of our installed population of equipment, usage levels, pricing and interest rates. The balance of our revenues is derived from equipment sales. These sales, which drive the non-equipment revenues, depend on the flow of new products and are more affected by economic cycles.

Most of our customers have their equipment serviced by and use supplies sold by us. The market for cut-sheet paper is highly competitive and revenue growth is significantly affected by pricing. Our strategy is to charge a spread over mill wholesale prices.

Our document outsourcing business provides printing, publishing, duplicating and related services to more than 5,000 client companies in more than 50 countries, including legal and accounting firms, financial institutions, insurance agencies and manufacturing companies. Revenues from our document outsourcing business increased 26 percent pre-currency to $3.4 billion in 1999. Document outsourcing revenues are split between equipment sales and document outsourcing. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included in equipment sales on the income statement. At the end of 1999, the estimated future minimum value of document outsourcing revenue under contract is over $8 billion, representing an approximate 25 percent increase from 1998.

We offer our document processing customers financing of their purchases of Xerox equipment primarily through Xerox Credit Corporation (XCC) in the United States, largely by wholly-owned financing subsidiaries in Europe, and through divisions in Canada and Latin America. While competition for this business from banks and other finance companies remains extensive, we actively market our equipment financing services on the basis of customer service, convenience and competitive rates. On average, 75 to 80 percent of equipment sales are financed by Xerox, primarily through sales-type leases.

Additional disclosure regarding revenues by stream are presented on pages 31 and 32 of the Company's 1999 Annual Report to Shareholders and is hereby incorporated by reference in this document.

International Operations

Our international operations account for 46 percent of Document Processing revenues. Our largest interest outside the United States is Xerox Limited, which operates predominantly in Europe. Marketing and manufacturing in Latin America are conducted through subsidiaries or distributors in over 35 countries. Fuji Xerox develops, manufactures and distributes document processing products in Japan and other areas of the Pacific Rim, Australia and New Zealand.

Our financial results by geographical area for 1999, 1998 and 1997, which are presented on pages 30, 31, and 52 of the Company's 1999 Annual Report to Shareholders, are hereby incorporated by reference in this document in partial answer to this item.

1998 Restructuring Charge

In April 1998, we announced a worldwide restructuring program intended to enhance our competitive position and lower our overall cost structure. In connection with this program, in the second quarter of 1998 we recorded a pre-tax provision of $1,644 million ($1,107 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes the elimination of approximately 9,000 jobs, net, worldwide, the closing and consolidation of facilities, and the write-down of certain assets.

 As of December 31, 1999, approximately 10,000 employees have left the Company under the 1998 restructuring program. Pre-tax savings from the implementation through the end of 1999 are approximately $0.6 billion annually, resulting primarily in lower selling, administrative and general expenses. The majority of the annual savings to date have been reinvested to implement process and systems changes in order to enable the restructuring, and to sustain ongoing efforts to broaden and strengthen marketing programs and distribution channels to enhance revenue growth. When the 1998 restructuring program initiatives are fully implemented, the ongoing pre-tax savings before reinvestments will be approximately $1.0 billion annually.

Our restructuring disclosure, presented on pages 34, 35, 47 and 48 of the Company's 1999 Annual Report to Shareholders, is hereby incorporated by reference in this document.

2000 Restructuring Charge

Management is currently performing a comprehensive review to identify additional operational productivity and cost-saving opportunities above those previously taken in connection with the 1998 restructuring program. We anticipate that a substantial restructuring charge, although less than the 1998 restructuring charge, will be recorded most likely in the first quarter of 2000. The ultimate restructuring charge is expected to include employee termination expenses and closure costs related to the initiatives identified as part of the comprehensive review.

Acquisition of the Color Printing and Imaging Division of Tektronix

In January 2000, we acquired the Color Printing and Imaging Division of Tektronix (CPID) for $925 million in cash including $75 million paid by Fuji
Xerox for the Asia/Pacific operations of CPID.   CPID manufactures and sells
color printers, ink and related products and supplies. This transaction will result in goodwill and other identifiable intangible assets of approximately $575 million, which will be amortized over their useful lives, predominantly 20 years. In addition, we will also recognize a charge in the first quarter of 2000 for acquired in-process research and development of approximately $25 million associated with this acquisition.

Discontinued Operations - Insurance and Other

The discussion under the caption "Discontinued Operations - Insurance and Other" on pages 40 and 41 set forth under the caption "Results of Operations and Financial Condition" and the information set forth under Note 10 "Discontinued Operations" on pages 52 and 53 in the Company's 1999 Annual Report to Shareholders are hereby incorporated by reference in this document in partial answer to this item.

As discussed in the incorporated sections referenced in the preceding paragraph, in 1998, the last remaining Talegen Holdings, Inc. insurance companies were sold and an additional after-tax charge of $190 million was recorded. At the end of 1999, our sole remaining Insurance operation is the Ridge Reinsurance Limited reinsurance business. Our other discontinued businesses, consisting of Other Financial Services and Third Party Financing and Real Estate, are primarily in asset and liability run-off.


Item 2. Properties

The Company owns a total of fourteen principal manufacturing and engineering facilities and leases an additional such facility. The domestic facilities are located in California, New York and Oklahoma, while the international facilities are located in Brazil, Canada, England, France, Holland, Mexico, India and China. The Company also has four principal research facilities; two are owned facilities in New York and Canada, and two are leased facilities in California and France.

In addition, within the Company, there are numerous facilities, which encompass general offices, sales offices, service locations and distribution centers.
The principal owned facilities are located in the United States, England, and Mexico. The principal leased facilities are located in the United States, Brazil, Canada, England, Mexico, France, Germany and Italy.

The Company's Corporate Headquarters facility, located in Connecticut, is leased. The Company also owns a training facility, located in Virginia.

In connection with our purchase of CPID, the Company acquired a number of facilities that encompass administration, manufacturing, distribution centers, general offices, sales offices and service locations. The principal administration and manufacturing facilities, which are owned, are located in the United States (Wilsonville, OR) and Malaysia (Penang). The principal distribution facilities are located in Wilsonville and the Netherlands (Heerenveen). The facility in the Netherlands is leased. The remaining facilities acquired are leased and are located primarily in the United States, England and Canada. The leased CPID properties are currently being reviewed for opportunities for consolidation and integration with existing Company properties.

In the opinion of Xerox management, its properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform the Company's functions.


Item 3. Legal Proceedings

The information set forth under Note 15 "Litigation" on pages 61 and 62 of the Company's 1999 Annual Report to Shareholders is incorporated by reference in this document in answer to this item.

In the Accuscan Corp. case against the Company referred to in the second paragraph of such Note, the Company's motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the Court.

Item 4. Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Market Information, Holders and Dividends

The information set forth under the following captions on the indicated pages of the Company's 1999 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item:

              Caption                                           Page No.

      Stock Listed and Traded                                      72
      Xerox Common Stock Prices and Dividends                      72
      Eleven Years in Review - Common Shareholders
        of Record at Year-End                                  68 and 69

Recent Sales of Unregistered Securities

During the quarter ended December 31, 1999, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a) Securities Sold: On October 1, 1999, Registrant issued 4,465 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A. Johnson, V.E. Jordan, Jr.,
Y. Kobayashi, H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P. F. Russo, M.R. Seger and T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $22.6875 per share (aggregate price $101,125), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's Restricted Stock Plan for Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6. Selected Financial Data

The following information, as of and for the five years ended December 31, 1999, as set forth and included under the caption "Eleven Years in Review" on pages 68 and 69 of the Company's 1999 Annual Report to Shareholders, is hereby incorporated by reference in this document in answer to this Item:

        Revenues
        Income (loss) from continuing operations
        Per-Share Data - Earnings (loss) from continuing operations
        Total assets
        Long-term debt
        Preferred stock
        Per-Share Data - Dividends declared


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Results of Operations and Financial Condition" on pages 28 through 41 of the Company's 1999 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item.

The following is being added to the disclosures as set forth under the caption "Capital Resources and Liquidity" on pages 36 through 40 of the Company's 1999 Annual Report to Shareholders:

The Company's present credit ratings permit ready access to the credit markets. There is no assurance that these credit ratings can be maintained and/or ready access to the credit markets can be assured. In December 1999, Moody's Investors Service, Inc. announced that the long and short term credit ratings of the Company and its financially supported subsidiaries are under review for possible downgrade, Standard & Poor's announced a negative outlook for the Company's and Xerox Credit Corporation's ratings and Fitch IBCA, Inc. placed the Company's and its subsidiaries' debt ratings on "RatingAlert-Negative". A downgrade or lowering in such ratings could result in higher borrowing costs in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Risk Management" on pages 39 through 40 of the Company's 1999 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item.


Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Xerox Corporation and subsidiaries and the notes thereto and the report thereon of KPMG LLP, independent auditors, which appear on pages 42 through 65 and page 67 of the Company's 1999 Annual Report to Shareholders, are hereby incorporated by reference in this document in answer to this Item. In addition, also included is the quarterly financial data included under the caption "Quarterly Results of Operations (Unaudited)" on page 66 of the Company's 1999 Annual Report to Shareholders.

The financial statement schedule required herein is filed as "Financial Statement Schedules" pursuant to Item 14 of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


PART III

The information set forth in "Proposal 1--Election of Directors" in the Company's Notice of the 2000 Annual Meeting of Shareholders and Proxy Statement, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year covered by this report on Form 10-K, is hereby incorporated by reference in this document in answer to this Part III.

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
     Name           Age         Present Position           Position     Since_

Paul A. Allaire*     61    Chairman of the Board and          1991       1983
                           Chairman of the Executive
                           Committee

G. Richard Thoman*   55    President and                      1999       1997
                           Chief Executive Officer

William F. Buehler*  60    Vice Chairman and President,       1999       1991
                           Industry Solutions Operations

Barry D. Romeril*    56    Vice Chairman and                  1999       1993
                           Chief Financial Officer

Allan E. Dugan       59    Executive Vice President           2000       1990
                           President, Worldwide Business
                           Services

Anne M. Mulcahy      47    Executive Vice President           1999       1992
                           President, General Markets
                           Operations

Carlos Pascual       54    Executive Vice President           2000       1994
                           President, Developing Markets
                           Operations

Herve J. Gallaire    55    Senior Vice President              2000       1997
                           Xerox Research and Technology

Patrick J. Martin    59    Senior Vice President              2000       1992
                           President, North American
                           Solutions Group

Michael Miron        44    Senior Vice President              2000       1998
                           President, Internet Business
                           Group


* Member of Xerox Board of Directors.

Executive Officers of Xerox, Continued

                                                             Year
                                                           Appointed
                                                          to Present   Officer
     Name           Age         Present Position           Position     Since_

Hector J. Motroni    56    Senior Vice President and          1999       1994
                           Chief Staff Officer

Mark B. Myers        61    Senior Vice President              1992       1989

Richard S. Paul      58    Senior Vice President and          1992       1989
                           General Counsel

Eunice M. Filter     59    Vice President, Treasurer          1990       1984
                           and Secretary

Philip D. Fishbach   58    Vice President and Controller(1)   1995       1990

Rafik O. Loutfy      57    Vice President                     2000       1997
                           Corporate Business Strategy

Gregory B. Tayler    42    Vice President and  Controller(1)  2000       2000

(1) Mr. Fishbach is retiring in April 2000 and Mr. Tayler will become Controller effective April 1, 2000.


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

(b) Current Reports on Form 8-K dated December 9, 1999 and December 10, 1999 reporting Item 5 "Other Events" were filed during the last quarter of the period covered by this Report.

(c) The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2000 Proxy Statement are preceded by an asterisk (*).


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 XEROX CORPORATION


                                            By:  /s/ Barry D. Romeril_________
                                                 Vice Chairman and
                                                 Chief Financial Officer
March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 27, 2000



    Signature                                 Title

Principal Executive Officer:

G. Richard Thoman                            /s/ G. Richard Thoman____________

                                             Chief Executive Officer and
Director


Principal Financial Officer:

Barry D. Romeril                             /s/ Barry D. Romeril_____________

                                             Vice Chairman and
                                             Chief Financial Officer and
Director


Principal Accounting Officer:

Philip D. Fishbach                           /s/ Philip D. Fishbach___________

                                             Vice President and Controller

Directors:


/s/ Paul A. Allaire                                 Director


/s/ William F. Buehler                              Director


/s/ B. R. Inman                                     Director


/s/ Vernon E. Jordan, Jr.                           Director


/s/ Yotaro Kobayashi                                Director


/s/ Hilmar Kopper                                   Director


/s/ Ralph S. Larsen                                 Director


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


/s/ Martha R. Seger                                 Director


/s/ Thomas C. Theobald                              Director



Report of Independent Auditors



To the Board of Directors and Shareholders of Xerox Corporation


Under date of January 25, 2000, we reported on the consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1999, as contained in the Xerox Corporation 1999 Annual Report to Shareholders on pages 42 through 65. These consolidated financial statements and our report thereon are incorporated by reference in the 1999 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                /s/ KPMG LLP


Stamford, Connecticut
January 25, 2000


Index to Financial Statements and Schedule

Financial Statements:

   Consolidated statements of income of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1999

   Consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 1999 and 1998

   Consolidated statements of cash flows of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1999

   Consolidated statements of shareholders' equity of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 1999

   Notes to consolidated financial statements

   Report of Independent Auditors

   Quarterly Results of Operations (unaudited)

      The above consolidated financial statements, related notes, report thereon and the quarterly results of operations which appear on pages 42 through 65, 67, and 66 of the Company's 1999 Annual Report to Shareholders are hereby incorporated by reference in this document.

Commercial and Industrial (Article 5) Schedule:

II - Valuation and qualifying accounts


All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.


                                                                 SCHEDULE II

Valuation and Qualifying Accounts
Year ended December 31, 1999, 1998 and 1997

                                           Additions
                             Balance at    charged to   Deductions,  Balance
                              beginning     costs and     net of      at end
(in millions)                 of period     expenses    recoveries of period

1999
Allowance for Losses on:
   Accounts Receivable          $102          $168         $133         $137
   Finance Receivables           441           191          209          423

                                $543          $359         $342         $560

1998
Allowance for Losses on:
   Accounts Receivable          $ 92          $ 78         $ 68         $102
   Finance Receivables           389           223          171          441

                                $481          $301         $239         $543

1997
Allowance for Losses on:
   Accounts Receivable          $ 92          $ 84         $ 84         $ 92
   Finance Receivables           347           181          139          389

                                $439          $265         $223         $481


Index of Exhibits

Document and Location

(3) (a) Restated Certificate of Incorporation of Registrant filed by the Department of State of New York on October 29, 1996, as amended by Certificate of Amendment of the Certificate of Incorporation of Registrant filed by the Department of State of New York on May 21, 1999.

            Incorporated by reference to Exhibit 3(a) to Amendment No. 5 to Registrant's Form 8-A Registration Statement dated
            February 8, 2000.

    (b)     By-Laws of Registrant, as amended through April 6, 1999.

            Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(4) (a) Indenture dated as of January 15, 1990 between Registrant and U.S. Bank Trust National Association (as successor in interest to BankAmerica National Trust Company, which is a successor in interest to Security Pacific National Trust Company (New York)) relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors.

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

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement Nos. 33-61481 and 333-29677.

    (h) Indenture dated as of April 1, 1999, between XCC and Citibank, N.A. relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

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

(10) The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2000 Proxy Statement are preceded by an asterisk (*).

   *(a) Registrant's 1976 Executive Long-Term Incentive Plan, as amended through February 4, 1991.

            Incorporated by reference to Exhibit (10)(a) to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1991.

   *(b) Registrant's 1991 Long-Term Incentive Plan, as amended through May 20, 1999.

            Incorporated by reference to Registrant's Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

    (c) Registrant's 1996 Non-Employee Director Stock Option Plan, as amended through May 20, 1999.

            Incorporated by reference to Registrant's Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

   *(d)     Description of Registrant's Annual Performance Incentive Plan.

   *(e)(1) 1997 Restatement of Registrant's Unfunded Retirement Income Guarantee Plan.

            Incorporated by reference to Exhibit 10(e) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.

   *(e)(2) Amendment No. 1 to Restatement of Registrant's Unfunded Retirement Income Guarantee Plan.

   *(f)(1)  1997 Restatement of Registrant's Unfunded Supplemental Retirement
            Plan.

            Incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.

   *(f)(2) Amendment No. 1 to 1997 Restatement of Registrant's Unfunded Supplemental Retirement Plan.

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

            Incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1989.

   *(j) Registrant's Contributory Life Insurance Program, as amended as of January 1, 1999.

    (k)(1) Registrant's Deferred Compensation Plan for Directors, 1997 Amendment and Restatement.


            Incorporated by reference to Exhibit 10(k) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997.

    (k)(2) Amendment No. 1 to Registrant's Deferred Compensation Plan for Directors, 1997 Amendment and Restatement, dated as of January 1, 1998.

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

   *(m)     Executive Performance Incentive Plan.

            Incorporated by reference to Registrant's Notice of the 1995 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

   *(n)     Registrant's 1998 Employee Stock Option Plan.

            Incorporated by reference to Registrant's Notice of the 1998 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

   *(o) Letter Agreement dated June 4, 1997 between the Registrant and G. Richard Thoman, President and Chief Executive Officer of Registrant.

            Incorporated by reference to Exhibit 10(m) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997.


(11)        Statement re computation of per share earnings.

(12)        Computation of Ratio of Earnings to Fixed charges.

(13) Pages 28 through 69 and 72 of Registrant's 1999 Annual Report to Shareholders.**

(21)        Subsidiaries of the Registrant.

(23)        Consent of KPMG LLP.

(27)        Financial Data Schedule (in electronic form only).

**This document has been filed with the Securities and Exchange Commission and is available upon request from Xerox Corporation.