Form 10-Q
period 2000-03-31
XEROX CORP
filed 2000-05-12
CIK 108772

                              FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 2000

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at April 30, 2000

Common Stock                           666,266,136  shares

              This document consists of 39 pages.

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

Transition to Digital - presently black and white light-lens copiers represent approximately 25% of the Registrant's revenues. This segment of the general office market is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

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

Restructuring - the Registrant's ability to ultimately reduce pre-tax annual expenditures by approximately $1.4 billion is dependent upon its ability to successfully implement the 1998 and 2000 restructuring programs including the elimination of 14,200 net jobs worldwide (9,000 under 1998 program, 5,200 under 2000 program), the closing and consolidation of facilities, certain asset write-offs and the successful implementation of process and systems changes.

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



                           Xerox Corporation
                               Form 10-Q
                            March 31, 2000

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         5
      Consolidated Balance Sheets                               6
      Consolidated Statements of Cash Flows                     7
      Notes to Consolidated Financial Statements                8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      19
      Discontinued Operations                                  28
      Capital Resources and Liquidity                          29
      Risk Management                                          32

   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk                                               33

Part II - Other Information

   Item 1. Legal Proceedings                                   33
   Item 2. Changes in Securities                               33
   Item 5. Other Events                                        34
   Item 6. Exhibits and Reports on Form 8-K                    36

Signatures                                                     37

Exhibit Index

   Computation of Net Income per Common Share                  38

   Computation of Ratio of Earnings to Fixed Charges           39

   Financial Data Schedule        (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor

PART I - FINANCIAL INFORMATION

Item 1                           Xerox Corporation
                      Consolidated Statements of Income (Unaudited)

                                                    Three months ended
                                                           March 31,
(In millions, except per-share data)                    2000     1999

Revenues
  Sales                                              $ 2,291  $ 2,120
  Service, outsourcing, financing and rentals          2,140    2,180
  Total Revenues                                       4,431    4,300


Costs and Expenses
  Cost of sales                                        1,269    1,114
  Cost of service, outsourcing, financing and
    rentals                                            1,301    1,213
  Inventory charges                                      119        -
  Research and development expenses                      249      251
  Selling, administrative and general
    expenses                                           1,231    1,171
  Restructuring charge and asset
    impairments                                          506        -
  Gain on affiliate's sale of stock                      (21)       -
  Purchased in-process research and development           27        -
  Other, net                                              99       57
  Total Costs and Expenses                             4,780    3,806


Income (Loss) before Income Taxes (Benefits),
  Equity Income and Minorities' Interests               (349)     494
  Income taxes (benefits)                               (113)     153
  Equity in net income of unconsolidated
    affiliates                                             4       10
  Minorities' interests in earnings of
    subsidiaries                                          11        8

Net Income (Loss)                                     $ (243) $   343


Basic Earnings (Loss) per Share                       $(0.38) $  0.50

Diluted Earnings (Loss) per Share                     $(0.38) $  0.48

See accompanying notes.



                                Xerox Corporation
                            Consolidated Balance Sheets

                                             March 31,     December 31,
(In millions, except share data in thousands)    2000             1999
Assets                                     (Unaudited)

Cash                                         $     61          $   126
Accounts receivable, net                        2,994            2,622
Finance receivables, net                        5,186            5,115
Inventories                                     3,293            2,961
Deferred taxes and other current assets         1,424            1,161

  Total Current Assets                         12,958           11,985

Finance receivables due after one year, net     8,128            8,203
Land, buildings and equipment, net              2,545            2,456
Investments in affiliates, at equity            1,594            1,615
Goodwill and intangible assets, net             2,335            1,724
Other assets                                    1,882            1,701
Investment in discontinued operations           1,056            1,130

Total Assets                                 $ 30,498         $ 28,814


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  5,864        $   3,957
Accounts payable                                  912            1,016
Accrued compensation and benefit costs            584              630
Unearned income                                   233              186
Other current liabilities                       2,168            2,161

  Total Current Liabilities                     9,761            7,950

Long-term debt                                 11,197           10,994
Postretirement medical benefits                 1,144            1,133
Deferred taxes and other liabilities            2,372            2,263
Discontinued operations liabilities -
  policyholders' deposits and other               298              428
Deferred ESOP benefits                           (299)            (299)
Minorities' interests in equity of subsidiaries   131              127
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                      638              638
Preferred stock                                   665              669
Common shareholders' equity                     4,591            4,911

Total Liabilities and Equity                 $ 30,498        $  28,814

Shares of common stock issued and
  outstanding                                 666,164           665,156


See accompanying notes.



                             Xerox Corporation
                 Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31  (In millions)             2000         1999

Cash Flows from Operating Activities
Net Income (Loss)                                   $  (243)      $  343
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                         261          223
  Provisions for doubtful accounts                       77           60
  Restructuring and other charges                       625            -
  Gain on affiliate's sale of stock                     (21)           -
  Purchased in-process research and development          27            -
  Provision for postretirement medical
    benefits, net of payments                            12           11
  Cash payments for the 1998 restructuring              (62)         (90)
  Minorities' interests in earnings of subsidiaries      11            8
  Undistributed equity in income of
    affiliated companies                                 35          (10)
  Increase in inventories                              (302)        (319)
  Increase in on-lease equipment                       (167)         (75)
  Increase in finance receivables                      (117)        (144)
  Increase in accounts receivable                      (302)        (122)
  Decrease in accounts payable and accrued
    compensation and benefit costs                     (164)        (333)
  Net change in current and deferred income taxes      (254)          (7)
  Decrease in other current and noncurrent
    liabilities                                        (234)        (336)
  Other, net                                           (200)         (66)
Total                                                (1,018)        (857)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment   (124)        (116)
  Proceeds from sales of land, buildings and equipment    3           17
  Acquisitions, net of cash acquired                   (852)           -
  Other, net                                             (4)         (25)
Total                                                  (977)        (124)

Cash Flows from Financing Activities
  Net change in debt                                  2,170        1,106
  Dividends on common and preferred stock              (147)        (146)
  Proceeds from sale of common stock                     11           79
  Dividends to minority shareholders                     (1)         (23)
Total                                                 2,033        1,016
Effect of Exchange Rate Changes on Cash                  (1)          (4)

Cash Provided by Continuing Operations                   37           31

Cash Used by Discontinued Operations                   (102)          (4)
Increase (Decrease) in Cash                             (65)          27

Cash at Beginning of Period                             126           79

Cash at End of Period                               $    61       $  106

See accompanying notes.

                       Xerox Corporation
            Notes to Consolidated Financial Statements


1. The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Corporation ("the Company") in accordance with the accounting policies described in its 1999 Annual Report to Shareholders and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

Prior years' financial statements have been restated to reflect certain reclassifications to conform with the 2000 presentation.
The impact of these changes is not material and did not affect net income.

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.  Inventories consist of (in millions):

                                         March 31,     December 31,
                                             2000             1999

Finished products                       $   1,960         $  1,800
Work in process                               164              122
Raw materials and supplies                    444              363
Equipment on operating leases, net            725              676
    Total                               $   3,293         $  2,961


 3. On March 31, 2000, we announced details of a worldwide restructuring program designed to enhance shareholder value, spur growth and strengthen the company's competitive position in the digital marketplace primarily through cost and expense reductions. In connection with this program, in the first quarter of 2000 we recorded a pre-tax provision of $625 million ($444 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox, an unconsolidated affiliate). The $625 million pre-tax charge includes severance costs related to the elimination of 5,200 positions worldwide. The employment reductions are wide-ranging, impacting all levels, business groups and geographic regions of the corporation. None of the reductions will reduce sales coverage or affect direct research and development. The charge also includes $71 million related to facility closings and other asset write-offs and $119 million for inventory charges , which were recorded as a component of cost of revenues. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on the fair value less cost to sell, with fair value based on estimates of existing market prices for similar assets. The inventory charges relate primarily to the consolidation of distribution centers and warehouses and the exit from certain product lines.

 The restructuring will be completed in early 2001. Key initiatives of the restructuring, which will result in charges for severance and exit activities, include the following:

1) Sharpening the company's focus on cost, quality and delivery in manufacturing by reducing the production infrastructure and moving certain product lines to regions where they are in the greatest customer demand.
2) Driving greater efficiency in logistics and supply chain operations through the consolidation of distribution centers and warehouses, reducing costs and improving inventory turns.
3) Enhancing customer service delivery by deploying technology and executing process changes to reduce costs.
4) Implementing an average 10 percent reduction in the number of middle and upper managers across the various Xerox businesses in the United States, with similar reductions in other geographic areas.
5) Eliminating redundancies in support functions by moving to a shared service model for marketing, human resources and finance.
6) Outsourcing work in areas not related to the company's core business operations and where there is economic advantage.
7) Accelerating the integration of business functions in General Markets Operations to achieve benchmark expenses and processes for indirect sales channels.
8) Implementing a wide-ranging series of initiatives across Developing Markets Operations (DMO) geographies to improve productivity and cost levels.
9) Leveraging Web-based technology to simplify and streamline processes across internal business operations, and extending to vendor and customer relationships.

 The following table summarizes the status of the restructuring reserve (in millions):

                                                 Charges     March 31,
                                       Total     Against          2000
                                     Reserve     Reserve       Balance
 Severance and related costs            $384        $  -          $384
 Asset impairment                         71          71             -
 Lease cancellation and other costs       51           -            51
 Inventory charges                       119         119             -
 Total                                  $625        $190          $435/1/


 /1/ Of this amount, $325 is included in Other current liabilities.

4. In April 1998, we announced a worldwide restructuring program intended to enhance our competitive position and lower our overall cost structure. In connection with this program, we recorded a pre-tax provision of $1,644 million ($1,107 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes the elimination of approximately 9,000 jobs, net, worldwide, the closing and consolidation of facilities, and the write-down of certain assets. The charges associated with this restructuring program included $113 million of inventory charges recorded as cost of revenues, and $316 million of asset impairments. Included in the asset impairment charge were facility fixed assets write-downs of $156 million and other asset write-downs of $160 million. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on fair value less cost to sell, with fair value based on third-party valuations as well as our internal estimates of existing market prices for similar assets. The remaining $160 million of asset impairments included the write-down of certain technology assets and other items impacted by the consolidation activities described below. Key initiatives of the restructuring included:

1) Consolidating 56 European customer support centers into one facility and implementing a shared services organization for back-office operations.
2) Streamlining manufacturing, logistics, distribution and service operations. This includes centralizing U.S.
   parts depots and outsourcing storage and distribution.
3) Overhauling our internal processes and associated resources, including closing one of four geographically-organized U.S. customer administrative centers.

 The reductions are occurring primarily in administrative functions, but also impact service, research and manufacturing.

 The following table summarizes the status of the restructuring reserve (in millions):

                                                 Charges     March 31,
                                       Total     Against          2000
                                     Reserve     Reserve/1/    Balance
 Severance and related costs          $1,017      $  792          $225
 Asset impairment                        316         316             -
 Lease cancellation and other costs      198         104            94
 Inventory charges                       113         113             -
 Total                                $1,644      $1,325          $319

 /1/ Includes the impact of currency rate changes.

 As of March 31, 2000, approximately 10,700 employees have left the Company under the 1998 restructuring program.

 There have been no material changes to the program since its announcement in April 1998, and the majority of the remaining reserve will be utilized through the remainder of 2000 for the completion of certain European initiatives and continued payments associated with the severance and lease cancellation initiatives already implemented.


5.  Common shareholders' equity consists of (in millions):

                                         March 31,     December 31,
                                             2000             1999

Common stock                             $    668         $    667
Additional paid-in-capital                  1,558            1,539
Retained earnings                           4,110            4,501
Accumulated other comprehensive
  income /1/                               (1,745)          (1,796)
Total                                    $  4,591         $  4,911

/1/ Accumulated other comprehensive income at March 31, 2000 is composed of cumulative translation $(1,727), minimum pension liability of $(32), and unrealized gains on marketable securities of $14.

Comprehensive income (loss) for the three months ended March 31, 2000 and 1999 is as follows (in millions):

                                         March 31,        March 31,
                                             2000             1999
Net income (loss)                        $   (243)        $    343
Translation adjustments                        37             (855)
Unrealized gains on marketable
  Securities                                   14                -
Comprehensive income (loss)              $   (192)        $   (512)

6. Interest expense totaled $227 million and $206 million for the three months ended March 31, 2000 and 1999, respectively.


7.  Segment Reporting

In the first quarter of 2000, we completed the realignment of our operations to better align the company to serve its diverse customers/distribution channels and to provide an industry-oriented focus for global document services and solutions. As a result of this realignment our reportable segments have been revised accordingly and are as follows: Industry Solutions, General Markets, and Developing Markets.

The Industry Solutions operating segment (ISO) covers the direct sales and service organizations in North America and Europe. It is organized around key industries and focused on providing our largest customers with document solutions consisting of hardware, software and services, including document outsourcing, systems integration and document consulting.

The General Markets operating segment (GMO) includes sales agents in North America, concessionaires in Europe and our Channels Group which includes retailers and resellers and our expanding Internet sales and telebusiness. It is responsible for increasing penetration of the general market space, including small office solutions, products for networked work group environments and personal/home office products. In addition, it has responsibility for product development and acquisition for its markets, providing customer- and channel-ready products and solutions.

The Developing Markets operating segment (DMO) includes operations in Latin America, China, Russia, India, the Middle East and
Africa. It takes advantage of growth opportunities in emerging markets/countries around the world, building on the leadership
Xerox has already established in a number of those markets.

Other businesses include several units, none of which met the thresholds for separate segment reporting.

All corporate expenses have been allocated to the operating segments.



Operating segment profit or loss information for the three months ended March 31, 2000 and 1999 is as follows (in millions):


                              Industry  General Developing      Other
                             Solutions  Markets    Markets Businesses     Total
2000
Revenue from external
   customers                   $ 2,195   $1,228     $  608     $  400   $ 4,431
Intercompany revenues               11       71          -        (82)        -
Total segment revenues         $ 2,206   $1,299     $  608     $  318   $ 4,431

Segment profit/1/              $   179   $   13     $   16     $   95   $   303

Total assets                   $16,700   $1,911     $4,578     $7,309   $30,498
                                                                  /2/

1999
Revenue from external
   customers                   $ 2,268   $1,066     $  528     $  438   $ 4,300
Intercompany revenues                9       21          -        (30)        -
Total segment revenues         $ 2,277   $1,087     $  528     $  408   $ 4,300

Segment profit                 $   359   $   92     $   17     $   26   $   494

Total assets/3/                $16,585   $  723     $4,371     $7,135   $28,814
                                                                  /2/

/1/	The following is a reconciliation of segment profit to total Company
Income (Loss) before Income Taxes (Benefits), Equity Income and Minorities'
Interest:

Total segment profit                            $  303
2000 Restructuring:
  Inventory charges                       (119)
  Restructuring charge and asset
    impairments                           (506)   (625)
CPID purchased in-process R&D                      (27)

Income (Loss) before Income Taxes (Benefits),
  Equity Income and Minorities' Interests       $ (349)

/2/	Other businesses' total assets include centrally managed inventories, manufacturing and corporate land, buildings and equipment, deferred tax assets, Xerox Europe's goodwill , the investment in Fuji Xerox and the remaining investment in discontinued operations.

/3/	Total assets as of December 31, 1999.


8.  Acquisitions

On January 1, 2000 we, and Fuji Xerox, completed the acquisition of the Color and Printing Imaging Division of Tektronix, Inc.
(CPID). The aggregate consideration paid of $925 million in cash, which includes $73 million paid directly by Fuji Xerox, is subject to certain post-closing adjustments. CPID manufactures and sells color printers, ink and related products, and supplies. The acquisition was accounted for in accordance with the purchase method of accounting. The operating results of CPID have been included in the consolidated statement of income since January 1, 2000.

The excess of cash paid over the fair value of net assets acquired has been allocated to identifiable intangible assets and goodwill. An independent appraiser, using a discounted cash flow approach, valued the identifiable intangible assets. The value of the identifiable intangible assets includes $27 million for acquired in-process research and development which was written off in the first quarter of 2000. This charge represents the fair value of certain acquired research and development projects that were determined not to have reached technological feasibility as of the date of the acquisition. We determined the amount of the purchase price to be allocated to in-process research and development, based on the methodology that focused on the after-tax cash flows attributable to the in-process products combined with the consideration of the stage of completion of the individual research and development project at the date of acquisition. The remaining excess of the purchase price was allocated to other identifiable intangible assets and goodwill. Identifiable intangible assets included in the valuation, exclusive of intangible assets acquired by Fuji Xerox, were the installed customer base ($209 million), the distribution network ($123 million), the existing technology ($103 million), the workforce ($71 million), and trademarks ($23 million). The remaining excess has been assigned to goodwill. Other identifiable intangible assets and goodwill are being amortized on a straight-line basis over their estimated useful lives which range from 7 to 25 years.

The valuation of the identifiable intangible assets, referred to above, is based on studies and valuations which are currently being finalized. Management does not believe that the final valuation and the final purchase price allocation will produce materially different results than those reflected herein. In addition, the final valuation may be affected by any post-closing adjustments.



9.  Litigation

   On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Subsequently, a single corporate entity, CSU, L.L.C. (CSU), was substituted for the three affiliated companies. CSU claimed damages predominately resulting from the Company's alleged refusal to sell parts for high-volume copiers and printers to CSU prior to 1994. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as CSU, were not included in that class action. The Company asserted counter-claims against CSU alleging patent and copyright infringement relating to the copying of diagnostic software and service manuals. On April 8, 1997, the District Court granted partial summary judgment in favor of the Company on CSU's antitrust claims, ruling that the Company's unilateral refusal to sell or license its patented parts cannot give rise to antitrust liability. On January 8, 1999, the Court dismissed with prejudice all of CSU's antitrust claims. The District Court also granted summary judgment in favor of the Company on its patent infringement claim, leaving open with respect to patent infringement only the issues of willfulness and the amount of damages, and granted partial summary judgment in favor of the Company with respect to some of its claims of copyright infringement. A judgment in the amount of $1 million was entered in favor of the Company and against CSU on the copyright infringement counterclaim. On February 16, 2000, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the District Court dismissing CSU's antitrust claims.

   On April 11, 1996, an action was commenced by Accuscan Corp. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40 million. However, on September 14, 1998, the Court granted the Company's motion for a new trial on damages. The trial ended on October 25, 1999 with a jury verdict of $10 million. The Company's motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the Court. The Company is appealing to the Court of Appeals for the Federal Circuit.

   A consolidated lawsuit is currently pending in the United States District Court for the Western District of Texas. It is a consolidation of two previously separate lawsuits, one of which had been filed in the United States District Court for the District of New Jersey and had been transferred to Texas, and the other which was commenced in Texas. Plaintiffs in both cases claimed that the withdrawal of Crum & Forster Holdings, Inc. (a former subsidiary of ours) (C&F) from the Xerox Corporation Employee Stock Ownership Plan (ESOP) constituted a wrongful termination under the Employee Retirement Income Security Act (ERISA). Both cases were also brought as purported class actions. The complaints in the two cases asserted different legal theories for recovery. In one case damages of $250 million were alleged and in the other case damages were unspecified.

   On December 14, 1999, the Court granted plaintiffs' motion to amend their complaint. The amended complaint alleges violations of ERISA only and seeks unspecified damages, injunctive relief, costs and attorneys' fees. Under the amended complaint, plaintiffs purport to bring this action on behalf of themselves and a class of approximately 10,000 persons who were C&F participants in the ESOP on January 1, 1993. The plaintiffs have filed a new motion for class certification based upon the allegations in the amended complaint, which is currently pending. Plaintiffs' previous motion to certify a class action was denied by the Court. Xerox denies liability and intends to vigorously defend this action.

   On June 24, 1999, Xerox Corporation was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of Xerox' alleged disposal and/or release of hazardous substances into the soil, air and groundwater. On July 22, 1999 and on April 12, 2000,respectively, two additional complaints were filed in the same Court, which have not yet been served on Xerox. These separate actions are on behalf of an additional 80 plaintiffs and 140 plaintiffs, respectively, with the same claims for damages as the June, 1999 action. Plaintiffs in all three cases further allege that they have been exposed to such hazardous substances by inhalation, ingestion and dermal contact, including but not limited to hazardous substances contained within the municipal drinking water supplied by the City of Pomona and the Southern California Water Company. Plaintiffs' claims against Xerox include personal injury, wrongful death (claimed in the first two complaints), property damage, negligence, trespass, nuisance, fraudulent concealment, absolute liability for ultra-hazardous activities, civil conspiracy, battery and violation of the California Unfair Trade Practices Act. Damages are unspecified.

   We deny any liability for the plaintiffs' alleged damages and intend to vigorously defend these actions. The Court has issued a stay in the first case filed until May 12, 2000 and in the second case until June 23, 2000 . In the most recently-filed case a status conference is set for October 10, 2000.

 On December 9, 1999, a complaint was filed in the United
States District Court for the District of Connecticut in an action entitled Giarraputo, et al. vs. Xerox Corporation, Barry Romeril, Paul Allaire and Richard Thoman which purports to be a class action on behalf of the named plaintiff and all other purchasers of Common Stock of the Registrant between January 25, 1999 and October 7, 1999 (Class Period). On December 13, 1999, an amended complaint was filed adding an additional named plaintiff, extending the Class Period through December 10, 1999, and expanding the class to include individuals who purchased call options or sold put options. The amended complaint alleges that pursuant to the Securities Exchange Act of 1934, as amended, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company's Common Stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company's Common Stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held Common Stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase Common Stock of the Company at inflated prices. The amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants' alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Several additional class action complaints alleging the same or substantially similar claims were filed in the same Court.


On March 14, 2000, the Court issued an order consolidating all of these related cases into a single action captioned In re Xerox Corporation Securities Litigation, and appointing lead plaintiffs, and lead and liaison counsel. On April 28, 2000 plaintiffs filed an amended consolidated class action complaint on behalf of a redefined class consisting of themselves and all other purchasers of Common Stock of Registrant during the period between October 22, 1998 through October 7, 1999.

The named individual defendants and we deny any wrongdoing and intend to vigorously defend the action.




Item 2                   Xerox Corporation
             Management's Discussion and Analysis of
           Results of Operations and Financial Condition

 Document Processing

Summary

First quarter 2000 pre-currency revenues grew 6 percent including the beneficial impact of the January 1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division (CPID). Excluding CPID, pre-currency revenues grew 3 percent reflecting flat revenues in Industry Solutions Operations, growth of 6 percent in General Markets Operations and 15 percent growth in Developing Markets. First quarter 2000 revenues included an increase of approximately $40 million associated with excellent growth in licensing patents from our intellectual property portfolio and selling standalone software. Including the effect of adverse currency translation and the beneficial CPID impact, total 2000 first quarter revenues grew 3 percent to $4.4 billion compared with $4.3 billion in the 1999 first quarter.

Income in the 2000 first quarter declined 36 percent to $220 million from $343 million in the 1999 first quarter before an after-tax charge of $444 million (including our $18 million share of a separate Fuji Xerox restructuring charge) in connection with the company's previously announced worldwide restructuring program and a previously announced $27 million before-tax charge for acquired in-process research and development associated with the CPID acquisition. This decline in 2000 first quarter income included significant gross margin deterioration. The January, 2000 final phase of the realignment of the direct sales organization to an industry and solutions approach necessitated the establishment of many new customer relationships, resulting in weak equipment sales in North America and Europe, particularly in the high end of
our business.   In addition, higher growth in the lower gross-
margin document outsourcing and channels businesses and unfavorable product mix continued. As expected, the CPID acquisition adversely impacted first quarter income by approximately two cents, as the synergies we expect to capture from the integration will not offset the higher goodwill and interest expense until later in 2000. Equity income from Fuji Xerox improved in the 2000 first quarter reflecting improved business results and favorable currency translation.

Including the effect of the restructuring charge and the charge for the acquired CPID in-process research and development costs, we had a net loss of $243 million in the 2000 first quarter.

Diluted earnings per share declined 38 percent to $0.30 in the 2000 first quarter from $0.48 in the 1999 first quarter, excluding the 2000 restructuring charge and the acquired CPID in-process R&D charge. First quarter 2000 earnings per share included an unfavorable year-over-year currency impact of approximately five cents. Including both charges, the first quarter 2000 loss was $0.38.

The following table summarizes net income (loss) and diluted earnings (loss) per share (EPS) for the 1st Quarter:

(in millions, except per-share data)          1st Quarter
                                            2000        1999
Income before restructuring and
  CPID in-process research and
  Development (IPRD) charges              $  220      $  343
Restructuring and IPRD charges              (463)          -

Net Income (Loss)                         $ (243)     $  343

EPS:
Income before restructuring and
  CPID in-process research and
  Development (IPRD) charges              $ 0.30      $ 0.48
Restructuring and IPRD charges             (0.68)          -

Diluted EPS                               $(0.38)     $ 0.48


Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth."

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 9 percent stronger in the 2000 first quarter than in the 1999 first quarter. As a result, currency translation had an unfavorable impact of approximately three percentage points on revenue growth.

Revenues

Total pre-currency revenues grew 6 percent in the 2000 first quarter including the beneficial impact of the January 1, 2000
CPID acquisition. Excluding CPID, pre-currency revenues grew 3 percent.

Beginning this quarter we have changed our revenue reporting to provide a more meaningful portrayal of the results. The former product revenue reporting highlighted the impact of the transition from light-lens copiers to digital products. Now that we have successfully transitioned (digital products represented 53 percent of 1999 full year total revenues), our new product revenue reporting focuses on the major product categories: black and white office/SOHO (small office/home office), black and white production, and color. We have also changed our former geographical reporting to conform to our new organizational alignment which was fully completed at the beginning of 2000 and which represents the basis for our 2000 Segment Reporting. The 2000 Segment reporting is included in note 7 of the "Notes to Consolidated Financial Statements" on page 12 of this Quarterly Report on Form 10-Q. The responsibilities of each of the organizational components are described in the applicable revenue reporting section that follows.

Revenue By Major Product Category

For the major product categories, the pre-currency revenue growth rates are as follows:

                                   1999                  2000
                                                   FY
                                                  Total
                     Q1    Q2    Q3    Q4    FY     $*    Q1

Total Revenues      (1)%    4%    2%  (3)%    -%  $19.2    6%

B&W Office/SOHO     (2)     1     -   (4)    (1)    8.3    -
B&W Production      (2)     2     1   (8)    (2)    5.9   (5)
Color                8     10    11    1      7     1.8   64

Memo: Fuji Xerox    (1)    (3)    -    7      1    $7.8    2

*Revenues are pre-currency except Total and Fuji Xerox. Dollars are in billions. Revenues include major product categories only and exclude paper and some small operations.

Black & White Office and Small Office/Home Office (SOHO) revenues include our expanding family of Document Centre digital multi-function products, light-lens copiers under 90 pages per minute, our DocuPrint N series of laser printers and digital copiers sold through indirect sales channels, and facsimile products. A modest office copying revenue decline and a decline in indirect channels laser printers were essentially offset by growth in indirect channels copier and facsimile revenues. Black & white office copying revenue declined as equipment sales declined reflecting lower light-lens copier installations and increased competitive and pricing pressures partially offset by higher Document Centre installations. The sales force realignment to an industry basis necessitated the establishment of new customer relationships resulting in weaker equipment sales. Equipment sale declines were partially offset by modest recurring revenue growth. Black & White Office and SOHO revenues represented 43 percent of first quarter 2000 revenues compared with 45 percent in the 1999 first quarter.

Black & White Production revenues, which include DocuTech, production printing, and light-lens copiers over 90 pages per minute, declined 5 percent in the 2000 first quarter from the 1999
first quarter.   DocuTech revenues declined slightly in the 2000
first quarter as equipment sales were weak due to the sales force realignment and unfavorable product mix. Production printing revenues in the 2000 first quarter declined slightly from the 1999 first quarter as excellent growth in Developing Markets was essentially offset by weak revenues in North America. Production light-lens revenues declined significantly in the 2000 first quarter from the 1999 first quarter as the transition to digital products continued and pricing pressures accelerated. Black & White Production revenues represented 25 percent of first quarter 2000 revenues compared with 28 percent in the 1999 first quarter.

Color Copying and Printing revenues grew 64 percent in the 2000 first quarter from the 1999 first quarter including the beneficial impact of the CPID acquisition. Excluding CPID, color revenues grew 26 percent reflecting a significant acceleration from recent trends. Growth reflects the exceptional success of our recently-introduced DocuColor 12 and Document Centre ColorSeries 50, the first color-enabled digital multi-function product. Inkjet revenue growth was also excellent as unit placements grew significantly and supply revenues accelerated reflecting the growing installed population. Including the CPID acquisition, color revenues represented 14 percent of first quarter 2000 revenues compared with 9 percent in the 1999 first quarter.

Revenue By Organization

The pre-currency revenue growth rates by organization are as follows:
                            1999     2000
                             FY
                            Total
                              $*      Q1

Total Revenues              $19.2      6%

Industry Solutions Ops.     $10.2      -
General Markets Ops.          4.7     19
Developing Markets Ops.       2.7     15

*Revenues are pre-currency except Total. Dollars are in billions. Revenues include major organizations only and exclude some smaller operations.

Industry Solutions Operations covers the direct sales and service organizations in North America and Europe. Revenues were flat in the 2000 first quarter as the January, 2000 final phase of the realignment of the direct sales organization to an industry approach necessitated establishment of many new customer relationships. The competitive environment intensified in North America and Europe and pricing pressure continued and intensified, particularly in light-lens copiers in the U.S. Revenue growth in the 2000 first quarter was essentially flat in the U.S., good in Canada, and strong in the U.K., but revenues declined modestly in France and Germany.

General Markets Operations includes sales agents in North America, concessionaires in Europe and our Channels Group which includes retailers and resellers and our expanding Internet sales and telebusiness. General Markets Operations revenues grew 19 percent in the 2000 first quarter from the 1999 first quarter including the CPID acquisition. Excluding CPID, General Markets revenues grew 6 percent in the 2000 first quarter as excellent Channels recurring revenue growth from the growing installed equipment population was partially offset by temporarily weak monochrome and color laser printer equipment sales as the Xerox office printing business was integrated with CPID.

Developing Market Operations includes operations in Latin America, China, Russia, India, the Middle East and Africa. First quarter 2000 revenue growth was strong in Brazil reflecting an improving economic environment, a stable currency and activity growth.
First quarter 2000 revenue growth was excellent in China and strong growth was evident in several other countries.

Fuji Xerox Co., Ltd., an unconsolidated entity jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan, Australia, New Zealand, and other areas of the Pacific Rim. Excluding CPID, Fuji Xerox revenues grew 2 percent in the 2000 first quarter reflecting modest revenue growth in Japan and strong revenue growth in Fuji Xerox' other Asia Pacific territories.

Revenue By Type

The pre-currency growth rates by type of revenue are as follows:

                                        1999                2000
                           Q1    Q2    Q3    Q4    FY        Q1

Equipment Sales           (3)%    2%    5%  (8)%  (2)%        5%
Recurring Revenue          1      4     -    -     1          6

Total Revenues            (1)%    4%    2%  (3)%   -%         6%

Memo:
Document Outsourcing*     31     34    32   16    26         22

*Includes equipment accounted for as equipment sales.

Equipment sales grew 5 percent in the 2000 first quarter including the beneficial impact of the CPID acquisition. Excluding CPID, equipment sales grew 1 percent including excellent growth in Brazil where installations increased across all product lines. Equipment sales in North America and Europe were adversely affected by the sales force realignment, intensified competition and some increased pricing pressures.

Recurring revenues, including revenues from service, document outsourcing, rentals, standalone software, supplies, paper and finance income, represent the revenue stream that follows equipment placement. These revenues are primarily a function of our installed population of equipment, usage levels, pricing and interest rates. Recurring revenues in the 2000 first quarter grew 6 percent compared with the 1999 first quarter. Excluding CPID, recurring revenues grew 3 percent. Recurring revenues benefited from continued strong growth in document outsourcing, supplies growth from our growing installed population of inkjet and laser printers and copiers sold through indirect channels and increased paper pricing and volume growth. Recurring revenues in the 2000 first quarter included approximately $40 million of increased licensing and stand-alone software revenues representing excellent growth from the licensing of a number of patents from our intellectual property portfolio. Recurring revenues were adversely impacted by lower service revenues reflecting lower equipment sales and the page volume impact of pages diverted from light-lens copiers to printers which have not been fully offset by page volume increases on network-connected Document Centre multi-function products. Finance income was lower largely due to the unfavorable impact of the 1999 finance receivables securitizations.

Total Document Outsourcing revenues grew 22 percent in the 2000 first quarter which is an improvement from the 1999 fourth quarter.

Key Ratios and Expenses

The trend in key ratios was as follows:

                                   1999                   2000
                       Q1     Q2     Q3     Q4     FY       Q1

Gross Margin         45.9%  45.3%  43.3%  41.8%  44.0%    42.0%*

SAG % Revenue        27.2   25.8   26.1   27.8   26.8     27.8

* Excludes inventory charges associated with the 2000 restructuring program. If included, the Gross Margin would have been 39.3%.

The gross margin declined by 3.9 percentage points in the 2000 first quarter from the 1999 first quarter or 3.5 percentage points excluding CPID. Higher revenue growth in the lower-margin document outsourcing and channels businesses represented approximately 1.5 percentage points of the decline. In addition, the gross margin was adversely impacted by weak DocuTech equipment sales due to the sales force realignment, unfavorable product mix, unfavorable transaction currency and some decline in service gross margins as service revenue declines have not yet been accompanied by corresponding cost reductions. Manufacturing and other productivity improvements offset competitive price pressures and gross margin benefited by approximately 0.5 percentage points from increased licensing and stand-alone software revenues associated with the licensing of a number of patents from our intellectual property portfolio.

Selling, administrative and general expenses (SAG) grew 7 percent in the 2000 first quarter including the CPID acquisition as the impact of the U.S. customer administration issues and transition costs associated with the creation of our European shared services organization was only partially offset by the benefits of our 1998 restructuring program and expense controls. In the 2000 first quarter, SAG represented 27.8 percent of revenue compared with
27.2 percent of revenue in the 1999 first quarter.

Research and development (R&D) expense in the 2000 first quarter was essentially flat with the 1999 first quarter as increased
program spending was offset by lower overhead expenses.   We
continue to invest in technological development to maintain our position in the rapidly changing document processing market with an added focus on increasing the effectiveness and value of that investment. Xerox R&D is strategically coordinated with Fuji Xerox which invested $555 million in R&D in the 1999 full year, for a combined total of $1.5 billion.

Worldwide employment increased by 1,600 in the 2000 first quarter to 96,200 as a result of our acquisition of CPID with 2,200 employees, which was partially offset by 600 employees leaving the company under the 1998 worldwide restructuring program.

Gain on affiliate's sale of stock reflects our proportionate share of the increase in equity of Scansoft Inc. (NASDAQ: SSFT) resulting from Scansoft's issuance of stock in connection with an acquisition. This gain is partially offset by a $5 million charge reflecting our share of Scansoft's write-off of in-process research and development associated with this acquisition, which is included in Equity in net income of unconsolidated affiliates. Scansoft, an equity affiliate, is a developer of digital imaging software that enables users to leverage the power of their scanners, digital cameras, and other electronic devices.

The $42 million increase in other expenses, net, from the 1999 first quarter largely reflects increased non-financing interest expense and goodwill amortization associated with the January, 2000 CPID acquisition, lower aggregate currency exchange gains and the absence of several one-time gains in 1999. These increases were partially offset by reduced Y2K remediation spending.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in Earnings of Subsidiaries

Income before income taxes, excluding the restructuring charge and the CPID in-process research and development (IPRD) charge declined 39 percent to $303 million in the 2000 first quarter from $494 million in the 1999 first quarter. Including the restructuring and IPRD charges, the loss before income taxes was $349 million in the 2000 first quarter.

The effective tax rate before the restructuring charge and the CPID IPRD charge was 31.0 percent in the 2000 first quarter which is consistent with the 1999 first quarter and 1999 full year rate. We expect the underlying 2000 tax rate to be similar to the 1999 full year rate. The effective tax rate of 32.4 percent including the restructuring and IPRD charges reflects the mix of restructuring provisions in various countries.

Equity in net income of unconsolidated affiliates is principally our 50 percent share of Fuji Xerox income. Total equity in net income before our $18 million share of a separate Fuji Xerox restructuring charge increased significantly in the 2000 first quarter reflecting improved Fuji Xerox business results and favorable currency translation. This was partially offset by the $5 million charge reflecting our share of Scansoft's in-process research and development write-off.

 On March 31, 2000, we announced details of a worldwide restructuring program designed to enhance shareholder value, spur growth and strengthen the company's competitive position in the digital marketplace primarily through cost and expense reductions. In connection with this program, in the first quarter of 2000 we recorded a pre-tax provision of $625 million ($444 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox, an unconsolidated affiliate). The $625 million pre-tax charge includes severance costs related to the elimination of 5,200 positions worldwide. The employment reductions are wide-ranging, impacting all levels, business groups and geographic regions of the corporation. None of the reductions will reduce sales coverage or affect direct research and development. The charge also includes $71 million related to facility closings and other asset write-offs and $119 million for inventory charges , which were recorded as a component of cost of revenues. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on the fair value less cost to sell, with fair value based on estimates of existing market prices for similar assets. The inventory charges relate primarily to the consolidation of distribution centers and warehouses and the exit from certain product lines.

The restructuring will be completed in early 2001. The pre-tax savings from this restructuring plan, net of implementation costs, are expected to be approximately $95 million in 2000 and an incremental $300 million in 2001. These savings are not expected to be reinvested. Approximately 60% of the savings are expected in SAG with the balance in other activities. With respect to the headcount reductions we expect that approximately 3,400 positions will be eliminated by the end of 2000 and the balance in early 2001.

Additional details regarding the initiatives and status of the 2000 restructuring reserve are included in Note 3 of the "Notes to Consolidated Financial Statements" on pages 8-9 of this Quarterly
Report on Form 10-Q.

In April 1998, we announced a worldwide restructuring program intended to enhance our competitive position and lower our overall cost structure. In connection with this program, we recorded a pre-tax provision of $1,644 million ($1,107 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes worldwide employment reductions, the closing and consolidation of facilities, and the write-down of certain assets.

 As of March 31, 2000, approximately 10,700 employees have left the Company under the 1998 restructuring program. Pre-tax savings from the implementation through March 31, 2000 are approximately $0.6 billion annually, resulting primarily in lower selling, administrative and general expenses. The majority of the annual savings to date have been reinvested to implement process and systems changes in order to enable the restructuring, and to sustain ongoing efforts to broaden and strengthen marketing programs and distribution channels to enhance revenue growth.
When the 1998 restructuring program initiatives are fully implemented, the ongoing pre-tax savings before reinvestments will be approximately $1.0 billion annually.

The status of the 1998 restructuring reserve is included in Note 4 of the "Notes to Consolidated Financial Statements" on pages 10-11 of this Quarterly Report on Form 10-Q.

On January 1, 2000 we completed the acquisition of the Tektronix, Inc. Color Printing and Imaging Division (CPID) for $925 million in cash including $73 million paid by Fuji Xerox for the Asia Pacific operations of CPID. This transaction resulted in goodwill and other identifiable intangible assets of approximately $637 million, which will be amortized over their useful lives, ranging from seven to 25 years. In addition, we recognized a $27 million pre-tax charge in the 2000 first quarter for acquired in-process research and development associated with this acquisition.

New Accounting Standards. In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We will adopt SFAS No. 133, as amended, beginning January 1, 2001. We do not expect this Statement to have a material impact on our consolidated financial statements.

Discontinued Operations - Insurance and Other

The net investment in our discontinued businesses which includes Insurance and Other Discontinued Businesses totaled $758 million at March 31, 2000 compared with $702 million at December 31, 1999. The increase in the first quarter 2000 was primarily caused by the scheduled funding of reinsurance coverage for certain of the former Talegen Holdings, Inc. companies to Ridge Reinsurance Limited.

Activity for the remainder of 2000 is expected to include substantial completion of the run-off of our OakRe life insurance business and the sale of a portion of our remaining real estate holdings.


Capital Resources and Liquidity

Total debt, including ESOP and Discontinued Operations debt not shown separately in our consolidated balance sheets, increased to $17,112 million at March 31, 2000 or $2,111 million more than at December 31, 1999. The changes in total indebtedness during the first three months of 2000 and 1999 are summarized as follows (in millions):


                                         2000        1999
Total debt* as of January 1           $15,001     $15,107

Non-Financing Businesses:
Document Processing
  operations cash usage                 1,284         987
Brazil dollar debt reallocation**         (32)        446
Discontinued businesses***                102           4
Non-Financing Businesses                1,354       1,437
Financing Businesses**                   (117)       (505)
Shareholder dividends                     147         146
Purchase of CPID                          852           -
All other changes                        (125)       (126)
Total debt* as of March 31            $17,112     $16,059

* Includes discontinued operations.

** Includes re-allocations from and to our non-financing businesses of a portion of Xerox do Brasil's U.S. dollar denominated debt used to fund customer finance receivables denominated in Brazilian currency. The re-allocations were performed consistent with the 8:1 debt to equity guideline used in our customer financing businesses.

*** The increase in cash usage reflects a one-time tax payment in 2000 in settlement of prior year tax liability. 1999 includes net cash proceeds from the sale of assets. We do not anticipate any further significant cash usage for the balance of the year.




            Document Processing Non-Financing Operations

The following table summarizes document processing non-financing operations cash generation and usage for the three months ended
March 31, 2000 and 1999 (in millions):

                                          2000        1999

Income*                                $   164     $   266
Depreciation** and amortization            261         223
Cash from Operations                       425         489
Additions to land, buildings
and equipment                             (124)       (116)
Increase in inventories                   (302)       (319)
Increase in on-lease equipment            (167)        (75)
Increase in accounts receivable           (302)       (122)
Net change in other assets and
  liabilities                             (752)       (754)
Sub-total                               (1,222)       (897)
Cash charges against 1998
  restructuring reserve                    (62)        (90)
Net Cash Usage                         $(1,284)    $  (987)

* Before 2000 restructuring and IPRD charges
** Includes on-lease equipment depreciation of $137 and $105 million in first quarter 2000 and 1999, respectively

Non-financing operations' net cash usage during first quarter 2000 and 1999 totaled $1,284 million and $987 million, respectively. On a quarter-over-quarter basis lower non-financing income was partially offset by higher non-cash on-lease equipment depreciation charges and higher goodwill amortization primarily associated with our January, 2000 CPID acquisition. Overall first quarter 2000 cash from operations totaled $425 million versus $489 million in first quarter 1999.

Additions to land, buildings and equipment primarily include office furniture and fixtures, production tooling and our investments in Ireland, where we are consolidating European customer support centers and investing in manufacturing. Inventory growth during first quarter 2000 was somewhat less than in first quarter 1999 as inventory turns improved only slightly as a result of the timing of inventory production and less than anticipated first quarter equipment sales. On-lease equipment increased by $92 million more than in first quarter 1999, before first quarter depreciation, reflecting some growth in customer preference to finance equipment on operating leases. Accounts receivable increased by $180 million more than in first quarter 1999 reflecting both business growth and some deterioration in days sales outstanding in our international operations partially offset by some improvement in our U.S. operations.

Document Processing Non-Financing Operations (Cont'd)

Cash charges to the 1998 restructuring reserve amounted to $62 million and $90 million in first quarter 2000 and 1999, respectively. There were no cash charges to the 2000 restructuring reserve announced March 31, 2000. The status of the restructuring reserves is included in Notes 3 and 4 of the "Notes to Consolidated Financial Statements" pages 8-11 of this Quarterly Report on Form 10-Q.

Financing Businesses

Customer financing-related debt declined by $117 million in the first quarter of 2000 and by $505 million in first quarter 1999. The first quarter 2000 change reflects business growth, which was more than offset by currency translation impacts related to the devaluation of the Euro, and higher deferred taxes. The first quarter 1999 change reflects the impact on our Brazilian finance receivables of the significant first quarter 1999 devaluation of the Brazilian real.

For analytical purposes, total equity includes common equity, ESOP preferred stock, mandatorily redeemable preferred securities and minorities' interests.

The following table summarizes the changes in total equity during the first three months of 2000 and 1999 (in millions):

                                         2000        1999
Total equity as of January 1           $6,345      $6,306
Net income (loss)*                       (243)        343
Shareholder dividends                    (147)       (146)
Exercise of stock options                  11          79
Change in minorities' interests             4         (17)
Translation adjustments                    37        (855)
All other, net                             18          47
Total equity as of March 31            $6,025      $5,757

* Includes restructuring and IPRD charges

Funding Plans for 2000

The Company's present credit ratings, including the following events, enable ready access to the credit markets. On April 6, 2000, Moody's Investors Service, Inc. announced that the long and short term credit ratings of Xerox (and its financially supported subsidiaries) were downgraded to A3 from A2 and to Prime-2 from Prime-1, respectively. On April 7, 2000, Fitch IBCA announced that the long-term credit rating of Xerox was downgraded to A from A+. Simultaneously, Fitch re-affirmed Xerox' short-term ratings at F1. On May 11, 2000, following the announcement of the resignation of President and CEO G. Richard Thoman, Standard and Poor's placed the company's credit ratings on "CreditWatch with negative implications". The downgrades and negative outlook will result in somewhat higher borrowing costs for the Company in future periods as debt is refinanced.

Decisions related to term funding of our businesses will remain based on the interest rate environment and capital market conditions, and our desire to maintain ample liquidity and capital strength. We believe our short-term credit facilities ensure the ability to finance our day-to-day operations, and we have ready access to the global capital markets to satisfy medium- and long-term financing needs.


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

Currency derivatives are primarily arranged in conjunction with underlying transactions that give rise to foreign currency-denominated payables and receivables, for example, an option to buy foreign currency to settle the importation of goods from foreign suppliers, or a forward exchange contract to fix the dollar value of a foreign currency-denominated loan.

With regard to interest rate hedging, virtually all customer-financing assets earn fixed rates of interest. Therefore, within industrialized economies, we "lock in" an interest rate spread by arranging fixed-rate liabilities with similar maturities as the underlying assets and fund the assets with liabilities in the same currency. We refer to the effect of these conservative practices as "match funding" customer financing assets. This practice effectively eliminates the risk of a major decline in interest margins during a period of rising interest rates. Conversely, this practice effectively eliminates the opportunity to materially increase margins when interest rates are declining.

Pay fixed-rate and receive variable-rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay variable-rate and receive fixed-rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures. The potential risk attendant to this strategy is the non-performance of the swap counterparty. We address this risk by arranging swaps with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings and determining the replacement cost, if any, of existing transactions.

Our currency and interest rate hedging are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption "Risk Management" on pages 32-33 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Note 9 contained in the "Notes to Consolidated Financial Statements" on pages 15-18 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

Item 2.  Changes in Securities

During the quarter ended March 31, 2000, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a)  Securities Sold:  on January 1, 2000, Registrant issued
     3,897 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi,
     H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P. F. Russo, M.R. Seger and T.C.Theobald.


(c) The shares were issued at a deemed purchase price of $26.00 per share (aggregate price $101,125), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's
     Restricted Stock Plan for Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 5.  Other Events

On May 11, 2000 we issued the following press release:

"Xerox Chairman Paul A. Allaire today returned as chief executive officer after the company's board of directors accepted the resignation of Rick Thoman as president, CEO and board director. The board promoted Anne M. Mulcahy to the position of president and chief operating officer, and nominated her for election to the board at the annual shareholders meeting on May 18, in place of Thoman.

The board agreed that Allaire would continue as chairman for the next two years. Allaire announced that he would lead a four-member Office of the Chairman, which includes Mulcahy and Vice
Chairmen William Buehler and Barry Romeril.

"This team is totally committed to advancing our existing business strategies and implementing the initiatives we've undertaken to capture the growth opportunities in the markets we serve," said Allaire.

"We are grateful for Rick's contributions in leading the company through a period of major repositioning," said Allaire. "However, both Rick and the board felt it best for the company to move forward with an experienced Xerox (NYSE:XRX) team that will lead Xerox people and efficiently execute the strategy."

Mulcahy said she would first concentrate on galvanizing employees to place the customer first.

"It's my job to make change happen, to make growth happen and to operationalize the strategy we jointly created," said Mulcahy. "We will merge the traditional Xerox values with the new culture of speed, risk-taking and entrepreneurialism. Our execution will be as strong as our strategy."

Mulcahy, who assumes her new duties immediately, began her 24-year Xerox career as a field sales representative and assumed increasingly responsible management and executive positions. Allaire noted her ability to "inspire, motivate and lead."

"Anne brings to the Office of the Chairman a proven record of success in executive positions within the marketing and direct sales organizations, as chief staff officer and, most recently, as president of our General Markets Operations," said Allaire. "Her relationships with Xerox people, and her broad and deep understanding of our business will both solidify the changes we have implemented internally and reinforce our customer relationships. Anne has an aggressive approach toward the business and -- simply put -- she gets things done."

Thoman thanked Xerox employees and wished them well as they move
Xerox "into a future filled with opportunity."

"I have never failed to be amazed at all the great things
Xerox employees can do. And with you behind our new management team, there really is no limit to Xerox' future," he said.

Xerox Growth Strategy
In 1999, Xerox adopted a strategy to grow its served markets by implementing two distinct business models within the company. One focuses the direct sales force on providing solutions consisting of hardware, software and services for larger enterprises; and the second on delivering networked and personal printers, copiers, multifunction, facsimile and other document products through indirect channels to the general office and small and home office markets. Last March, the company announced an initiative to drive greater productivity and remove costs from the business.

"Our management team remains committed to and will be accountable for achieving the goals of both of these initiatives
-- driving growth in our primary businesses and improving productivity," said Allaire. "And they bring to the table a proven record of success to inspire our people and ensure we get the job done."

In her new role, Mulcahy will be chief operating officer responsible for the day-to-day activities of the company's worldwide direct and indirect sales organizations as well as manufacturing, product development and logistics operations.

Buehler continues as vice chairman. In his new role as a member of the Office of the Chairman, he will assume responsibility for the company's strategy and external relations, including corporate staff functions, new business relationships, marketing, and relations with Fuji Xerox Co. Ltd.

Romeril also continues as vice chairman and chief financial officer and joins the Office of the Chairman."


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 3(a)(1) Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on October 29, 1996. Incorporated by reference to
     Exhibit 3(a)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

     Exhibit 3 (b) By-Laws of Registrant, as amended through
     April 6, 1999. Incorporated by reference to Exhibit 3 (b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     Exhibit 11  Computation of Net Income (Loss) per Common
     Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.

     Exhibit 27 Financial Data Schedule (in electronic form only).


(b)  Current reports on Form 8-K dated February 7, 2000, February
     23, 2000 and March 31, 2000 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         XEROX CORPORATION
                                           (Registrant)




                                   _____________________________
Date: May 12, 2000                     By  Gregory B. Tayler
                                   Vice President and Controller
                                  (Principal Accounting Officer)