Form 10-Q
period 2000-06-30
XEROX CORP
filed 2000-08-14
CIK 108772

                              FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 2000

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at July 31, 2000

Common Stock                           666,753,398  shares

              This document consists of 61 pages.

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

Restructuring - the Registrant's ability to ultimately reduce pre-tax annual expenditures by approximately $1.4 billion, before reinvestments, is dependent upon its ability to successfully implement the 1998 and 2000 restructuring programs including the elimination of 14,200 net jobs worldwide (9,000 under 1998 program, 5,200 under 2000 program), the closing and consolidation of facilities and the successful implementation of process and systems changes.

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


                           Xerox Corporation
                               Form 10-Q
                             June 30, 2000

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         5
      Consolidated Balance Sheets                               6
      Consolidated Statements of Cash Flows                     7
      Notes to Consolidated Financial Statements                8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      21
      Discontinued Operations                                  31
      Capital Resources and Liquidity                          32
      Risk Management                                          35
      Supplemental Revenue Discussion                          37

   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk                                               39

Part II - Other Information

   Item 1. Legal Proceedings                                   40
   Item 2. Changes in Securities                               40
   Item 4. Submission of Matters to a Vote of Security Holders 40
   Item 6. Exhibits and Reports on Form 8-K                    41

Signatures                                                     42

Exhibit Index

   Computation of Net Income per Common Share                  43

   Computation of Ratio of Earnings to Fixed Charges           44

   By-Laws of Registrant, as amended through
      May 11, 2000                (filed in electronic form only)

   Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive
   Officer of Registrant          (filed in electronic form only)

   Financial Data Schedule        (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor

PART I - FINANCIAL INFORMATION

Item 1                           Xerox Corporation
                      Consolidated Statements of Income (Unaudited)

                                        Three months ended    Six months ended
                                             June 30,              June 30,
(In millions, except per-share data)      2000     1999         2000     1999

Revenues
  Sales                                $ 2,527  $ 2,561      $ 4,818  $ 4,681
  Service, outsourcing, financing and
    rentals                              2,161    2,301        4,301    4,481
Total Revenues                           4,688    4,862        9,119    9,162


Costs and Expenses
  Cost of sales                          1,489    1,400        2,758    2,514
  Cost of service, outsourcing, financing
    and rentals                          1,285    1,258        2,586    2,471
  Inventory charges                          -        -          119        -
  Research and development expenses        255      256          504      507
  Selling, administrative and general
    expenses                             1,338    1,252        2,569    2,423
  Restructuring charge and asset
    impairments                             (2)       -          504        -
  Mexico provision                         115        -          115        -
  Gain on affiliate's sale of stock          -        -          (21)       -
  Purchased in-process research and
    development                              -        -           27        -
  Other, net                                49       63          148      120
Total Costs and Expenses                 4,529    4,229        9,309    8,035


Income (Loss) before Income Taxes
 (Benefits), Equity Income and
 Minorities' Interests                     159      633         (190)   1,127

  Income taxes (benefits)                   48      196          (65)     349
  Equity in net income of
    unconsolidated affiliates              (46)     (24)         (50)     (34)
  Minorities' interests in earnings of
    subsidiaries                            12       13           23       21

Net Income (Loss)                      $   145  $   448      $   (98) $   791


Basic Earnings (Loss) per Share        $  0.21  $  0.66      $ (0.17) $  1.16

Diluted Earnings (Loss) per Share      $  0.19  $  0.62      $ (0.17) $  1.09


See accompanying notes.


Xerox Corporation
                            Consolidated Balance Sheets

                                             June  30,     December 31,
(In millions, except share data in thousands)    2000             1999
Assets                                     (Unaudited)

Cash                                         $    120          $   126
Accounts receivable, net                        2,951            2,622
Finance receivables, net                        5,054            5,115
Inventories                                     3,289            2,961
Deferred taxes and other current assets         1,487            1,230

  Total Current Assets                         12,901           12,054

Finance receivables due after one year, net     8,238            8,203
Land, buildings and equipment, net              2,503            2,456
Investments in affiliates, at equity            1,596            1,615
Goodwill and intangible assets, net             2,233            1,724
Other assets                                    1,976            1,701
Investment in discontinued operations             867            1,130

Total Assets                                 $ 30,314         $ 28,883


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  4,211        $   3,957
Accounts payable                                  895            1,016
Accrued compensation and benefit costs            641              715
Unearned income                                   337              186
Other current liabilities                       1,975            2,163

  Total Current Liabilities                     8,059            8,037

Long-term debt                                 13,296           10,994
Postretirement medical benefits                 1,157            1,133
Deferred taxes and other liabilities            2,130            2,245
Discontinued operations liabilities -
  policyholders' deposits and other               111              428
Deferred ESOP benefits                           (299)            (299)
Minorities' interests in equity of subsidiaries   129              127
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                      638              638
Preferred stock                                   661              669
Common shareholders' equity                     4,432            4,911

Total Liabilities and Equity                 $ 30,314        $  28,883

Shares of common stock issued and
  outstanding                                 666,584          665,156


See accompanying notes.


                             Xerox Corporation
                 Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30  (In millions)                 2000          1999

Cash Flows from Operating Activities
Net Income (Loss)                                     $  (98)       $  791
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                          536           457
  Provisions for doubtful accounts                       178           123
  Restructuring and other charges                        623             -
  Mexico provision                                       115             -
  Gain on affiliate's sale of stock                      (21)            -
  Gain on divestitures                                   (63)            -
  Purchased in-process research and development           27             -
  Provision for postretirement medical
    benefits, net of payments                             24            22
  Cash payments for the 1998 restructuring               (96)         (221)
  Cash payments for the 2000 restructuring               (35)            -
  Minorities' interests in earnings of subsidiaries       23            21
  Undistributed equity in income of
    affiliated companies                                 (11)          (33)
  Increase in inventories                               (281)         (100)
  Increase in on-lease equipment                        (335)         (125)
  Increase in finance receivables                       (467)         (649)
  Proceeds from securitization of finance
    receivables                                            -           750
  Increase in accounts receivable                       (362)         (281)
  Decrease in accounts payable and accrued
    compensation and benefit costs                      (216)         (319)
  Net change in current and deferred income taxes       (390)          124
  Change in other current and noncurrent liabilities    (300)         (414)
  Other, net                                            (230)         (217)
Total                                                 (1,379)          (71)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (240)         (310)
  Proceeds from sales of land, buildings and equipment    55            26
  Proceeds from divestitures                              50             -
  Acquisitions, net of cash acquired                    (873)            -
  Other, net                                               -           (26)
Total                                                 (1,008)         (310)

Cash Flows from Financing Activities
  Net change in debt                                   2,759           609
  Dividends on common and preferred stock               (294)         (293)
  Proceeds from sale of common stock                      18           117
  Dividends to minority shareholders                      (3)          (28)
Total                                                  2,480           405
Effect of Exchange Rate Changes on Cash                    -            (6)

Cash Provided by Continuing Operations                    93            18

Cash Provided (Used) by Discontinued Operations          (99)            6
Increase (Decrease) in Cash                               (6)           24

Cash at Beginning of Period                              126            79

Cash at End of Period                                $   120       $   103

See accompanying notes


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

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.  Inventories consist of (in millions):

                                          June 30,     December 31,
                                             2000             1999

Finished products                       $   1,988         $  1,800
Work in process                               168              122
Raw materials and supplies                    411              363
    Sub-total                               2,567            2,285
Equipment on operating leases, net            722              676
    Total                               $   3,289         $  2,961


 3. On March 31, 2000, we announced details of a worldwide restructuring program designed to enhance shareholder value, spur growth and strengthen the company's competitive position in the digital marketplace primarily through cost and expense reductions. In connection with this program, in the first quarter of 2000 we recorded a pre-tax provision of $625 million ($444 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox, an unconsolidated affiliate). The $625 million pre-tax charge includes severance costs related to the elimination of 5,200 positions worldwide. The employment reductions are wide-ranging, impacting all levels, business groups and geographic regions of the corporation. None of the reductions will reduce sales coverage or affect direct research and development. The charge also includes $71 million related to facility closings and other asset write-offs and $119 million for inventory charges , which were recorded as a component of cost of revenues. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on the fair value less cost to sell, with fair value based on estimates of existing market prices for similar assets. The inventory charges relate primarily to the consolidation of distribution centers and warehouses and the exit from certain product lines. The $625 million pre-tax charge was reduced by $2 million in the second quarter due to a change in estimate.

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


 The following table summarizes the status of the restructuring reserve (in millions):

                                                 Charges      June 30,
                                       Total     Against          2000
 Cash Charges:                       Reserve     Reserve/2/    Balance
 Severance and related costs            $384        $ 33          $351
 Lease cancellation and other costs       49/1/        1            48
   Sub-total                             433          34           399

 Non-cash Charges:
 Asset impairment                         71          71             -
 Inventory charges                       119         119             -
   Sub-total                             190         190             -

 Total                                  $623        $224          $399/3/

 /1/ Includes $2 million reduction recorded in second quarter 2000. /2/ Includes the impact of currency rate changes.
 /3/ Of this amount, $330 is included in Other current liabilities.

As of June 30, 2000, approximately 600 employees have left the Company under the 2000 restructuring program. There have been no material changes to the program since its announcement, and the remaining reserve relates to cash expenditures to be incurred primarily during the remainder of 2000 and early 2001.

4. In April 1998, we announced a worldwide restructuring program intended to enhance our competitive position and lower our overall cost structure. In connection with this program, we recorded a pre-tax provision of $1,644 million ($1,107 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes the elimination of approximately 9,000 jobs, net, worldwide, the closing and consolidation of facilities, and the write-down of certain assets. The charges associated with this restructuring program included $113 million of inventory charges recorded as cost of revenues, and $316 million of asset impairments. The inventory charges relate to certain light-lens products that were scrapped as a result of our decision to accelerate the transition to digital products and excess spare parts that were scrapped as a result of our decision to centralize certain parts depots. Included in the asset impairment charge were facility fixed assets write-downs of $156 million and other asset write-downs of $160 million. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on fair value less cost to sell, with fair value based on third-party valuations as well as our internal estimates of existing market prices for similar assets. The remaining $160 million of asset impairments included the write-down of certain technology assets and other items impacted by the consolidation activities described below. The lease cancellation costs relate to facilities primarily located in the U.S. and Europe.
Key initiatives of the restructuring included:

1) Consolidation of 56 European customer support centers into one facility and implementing a shared services organization for back-office operations.
2) Streamlining manufacturing, logistics, distribution and service operations. This includes centralizing U.S.
   parts depots and outsourcing storage and distribution.
3) Overhauling our internal processes and associated resources, including closing one of four geographically-organized U.S. customer administrative centers.

 The reductions are occurring primarily in administrative functions, but also impact service, research and manufacturing.

 The following table summarizes the status of the restructuring reserve (in millions):

                                                 Charges      June 30,
                                       Total     Against          2000
 Cash Charges:                       Reserve     Reserve/1/    Balance
 Severance and related costs          $1,017      $  846          $171
 Lease cancellation and other costs      198         107            91
   Sub-total                           1,215         953           262

 Non-cash Charges:
 Asset impairment                        316         316             -
 Inventory charges                       113         113             -
   Sub-total                             429         429             -

 Total                                $1,644      $1,382          $262

 /1/ Includes the impact of currency rate changes.

 As of June 30, 2000, approximately 11,100 employees have left the Company under the 1998 restructuring program.

 There have been no material changes to the program since its announcement in April 1998, and the majority of the remaining reserve will be utilized through the remainder of 2000 for the completion of certain European initiatives and continued payments associated with the severance and lease cancellation initiatives already implemented.


5.  Common shareholders' equity consists of (in millions):

                                          June 30,     December 31,
                                             2000             1999

Common stock                             $    668         $    667
Additional paid-in-capital                  1,572            1,539
Retained earnings                           4,106            4,501
Accumulated other comprehensive
  income /1/                               (1,914)          (1,796)
Total                                    $  4,432         $  4,911

/1/ Accumulated other comprehensive income at June 30, 2000 is composed of cumulative translation $(1,896), minimum pension liability of $(32), and unrealized gains on marketable securities of $14.

Comprehensive income (loss) for the three months and six months ended June 30, 2000 and 1999 is as follows (in millions):

                                         Three months ended  Six months ended
                                                June 30,           June 30,
                                             2000     1999      2000     1999
Net income (loss)                          $  145   $  448    $  (98)  $  791
Translation adjustments                      (169)    (121)     (132)    (975)
Unrealized gains on marketable
  Securities                                    -        -        14        -
Comprehensive income (loss)                $  (24)  $  327    $ (216)  $ (184)

6. Interest expense totaled $474 million and $405 million for the six months ended June 30, 2000 and 1999, respectively.

7.  Segment Reporting

In the first quarter of 2000, we completed the realignment of our operations to better align the company to serve its diverse customers/distribution channels and to provide an industry-oriented focus for global document services and solutions. As a result of this realignment, our reportable segments have been revised accordingly and are as follows: Industry Solutions, General Markets and Developing Markets.

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

Other businesses include several units, none of which met the thresholds for separate segment reporting. The revenues included in this group are primarily from Xerox Supplies Group (XSG) and Xerox Engineering Systems (XES).

All corporate expenses have been allocated to the operating segments.

Operating segment profit or loss information for the three months ended June 30, 2000 and 1999 is as follows (in millions):


                              Industry  General Developing      Other
                             Solutions  Markets    Markets Businesses     Total
2000
Revenue from external
   customers                   $ 2,319   $1,295     $  694     $  380   $ 4,688
Intercompany revenues               12       62          -        (74)        -
Total segment revenues         $ 2,331   $1,357     $  694     $  306   $ 4,688


Segment profit/1/              $   127   $   12     $  (48)    $   66   $   157


1999
Revenue from external
   customers                   $ 2,519   $1,166     $  710     $  467   $ 4,862
Intercompany revenues               10       22          -        (32)        -
Total segment revenues         $ 2,529   $1,188     $  710     $  435   $ 4,862


Segment profit                 $   433   $   36     $  106     $   58   $   633


Operating segment profit or loss information for the six months ended June 30, 2000 and 1999 is as follows (in millions):


                              Industry  General Developing      Other
                             Solutions  Markets    Markets Businesses     Total
2000
Revenue from external
   customers                   $ 4,478   $2,561     $1,303     $  777   $ 9,119
Intercompany revenues               23      134          -       (157)        -
Total segment revenues         $ 4,501   $2,695     $1,303     $  620   $ 9,119


Segment profit/1/              $   282   $   50     $  (34)    $  162   $   460

1999
Revenue from external
   customers                   $ 4,763   $2,258     $1,238     $  903   $ 9,162
Intercompany revenues               19       43          -        (62)        -
Total segment revenues         $ 4,782   $2,301     $1,238     $  841   $ 9,162


Segment profit                 $   795   $  132     $  116     $   84   $ 1,127


/1/	The following is a reconciliation of segment profit to total Company Income
(Loss) before Income Taxes (Benefits), Equity Income and Minorities'
Interest:

                                       Three months ended   Six months ended
                                                 June 30,           June 30,
                                                     2000               2000

Total segment profit                            $  157             $  460
2000 Restructuring:
  Inventory charges                          -              (119)
  Restructuring charge and asset
    impairments                              2       2      (504)    (623)
CPID purchased in-process R&D                        -                (27)

Income (Loss) before Income Taxes (Benefits),
  Equity Income and Minorities' Interests       $  159             $ (190)

8.  Acquisitions

On January 1, 2000 we, and Fuji Xerox, completed the acquisition of the Color Printing and Imaging Division of Tektronix, Inc.
(CPID). The aggregate consideration paid of $925 million in cash, which includes $73 million paid directly by Fuji Xerox, is subject to certain post-closing adjustments. CPID manufactures and sells color printers, ink and related products, and supplies. The acquisition was accounted for in accordance with the purchase method of accounting. The operating results of CPID have been included in the consolidated statement of income since January 1, 2000.

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

The valuation of the identifiable intangible assets, referred to above, is based on studies and valuations which are currently being finalized. Management does not believe that the final valuation and the final purchase price allocation will produce materially different results than those reflected herein. In addition, the final valuation may be affected by any post-closing adjustments to the purchase price.

9.  Divestitures

In April 2000, the Company sold a 25 percent ownership interest in its wholly-owned subsidiary, ContentGuard, to Microsoft, Inc. for $50 million and recognized a pre-tax gain of $23 million, which is included in Other, net. An additional pre-tax gain of $27 million was deferred and is included in Unearned income in the Consolidated Balance Sheet. In connection with the sale, ContentGuard also received $40 million from Microsoft for a non-exclusive license of its patents and other intellectual property and a $25 million advance against future royalty income from Microsoft on sales of products incorporating ContentGuard's technology. The license payment is being amortized over the life of the license agreement of 10 years and the royalty advance will be recognized in income as earned.

In June 2000, the Company completed the sale of its U.S. and Canadian commodity paper business, including an exclusive license for the Xerox brand, to Georgia Pacific and recorded a pre-tax gain of approximately $40 million which is included in Other, net. In addition to the proceeds from the sale of the business, the Company will receive royalty payments on future sales of Xerox branded commodity paper by Georgia Pacific and will earn commissions on Xerox originated sales of commodity paper as an agent for Georgia Pacific. The U.S. and Canadian commodity paper business had annual sales of approximately $275 million of our $1.0 billion total worldwide paper sales in 1999.

10.  Mexico Provision

During the second quarter of 2000, the Company recorded a pre-tax provision of $115 million ($78 million after taxes) related to its previously announced issues in Mexico. The provision relates to establishing reserves for uncollectible long-term receivables, recording liabilities for amounts due to concessionaires and, to a lesser extent, for contracts that did not fully meet the requirements to be recorded as sales-type leases. The charge represents the Company's best estimate of the impact of currently known events. Management, with the assistance of outside advisors, continues to investigate our Mexican operations. Until the investigation is complete, the need, if any, for further provisions will not be known. Accordingly, it is not practical to estimate at this time, what, if any, additional provisions may be needed.

In response to these issues, the Company has taken the following actions - a number of senior local managers in Mexico were held accountable and removed from the Company; a new general manager was appointed in Mexico with a strong financial background; the Audit Committee of the Board of Directors has launched an independent investigation into the Mexican operation and an extensive review of the Company's worldwide internal controls was initiated to ensure that the issues identified in Mexico are not present elsewhere.

The Company was recently advised that the Securities and Exchange Commission (SEC) had entered an order of a formal, non-public investigation into our accounting and financial reporting practices in Mexico. The SEC has also issued subpoenas for the production of certain documents. We are cooperating fully with the SEC.

11.  Litigation

   On March 10, 1994, a lawsuit was filed in the United States District Court for the District of Kansas by two independent service organizations (ISOs) in Kansas City and St. Louis and their parent company. Subsequently, a single corporate entity, CSU, L.L.C. (CSU), was substituted for the three affiliated companies. CSU claimed damages predominately resulting from the Company's alleged refusal to sell parts for high-volume copiers and printers to CSU prior to 1994. The Company's policies and practices with respect to the sale of parts to ISOs were at issue in an antitrust class action in Texas, which was settled by the Company during 1994. Claims for individual lost profits of ISOs who were not named parties, such as CSU, were not included in that class action. The Company asserted counter-claims against CSU alleging patent and copyright infringement relating to the copying of diagnostic software and service manuals. On April 8, 1997, the District Court granted partial summary judgment in favor of the Company on CSU's antitrust claims, ruling that the Company's unilateral refusal to sell or license its patented parts cannot give rise to antitrust liability. On January 8, 1999, the Court dismissed with prejudice all of CSU's antitrust claims. The District Court also granted summary judgment in favor of the Company on its patent infringement claim, leaving open with respect to patent infringement only the issues of willfulness and the amount of damages, and granted partial summary judgment in favor of the Company with respect to some of its claims of copyright infringement. A judgment in the amount of $1 million was entered in favor of the Company and against CSU on the copyright infringement counterclaim. On February 16, 2000, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the District Court dismissing CSU's antitrust claims and on July 11, 2000 CSU petitioned the Supreme Court for a writ of certiorari to review the Appeals Court's judgment.

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

   On June 24, 1999, Xerox Corporation was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of Xerox's alleged disposal and/or release of hazardous substances into the soil, air and groundwater. On July 22, 1999 and on April 12, 2000,respectively, two additional complaints were filed in the same Court, which have not yet been served on Xerox. These separate actions are on behalf of an additional 80 plaintiffs and 140 plaintiffs, respectively, with the same claims for damages as the June, 1999 action. Plaintiffs in all three cases further allege that they have been exposed to such hazardous substances by inhalation, ingestion and dermal contact, including but not limited to hazardous substances contained within the municipal drinking water supplied by the City of Pomona and the Southern California Water Company. Plaintiffs' claims against Xerox include personal injury, wrongful death (claimed in the first two complaints), property damage, negligence, trespass, nuisance, fraudulent concealment, absolute liability for ultra-hazardous activities, civil conspiracy, battery and violation of the California Unfair Trade Practices Act. Damages are unspecified.

   We deny any liability for the plaintiffs' alleged damages and intend to vigorously defend these actions. In the most recently-filed case a status conference is set for October 10, 2000. The remaining two cases have been stayed, by stipulation of the parties, until the October 10th status conference.


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

On July 5, 2000, a shareholder derivative action was commenced in the Supreme Court of the State of New York, County of New York on behalf of Registrant against all current members of the Board of Directors (with the exception of Anne M. Mulcahy) (collectively, the "Individual Defendants"), and Registrant, as a nominal defendant. Plaintiff claims breach of fiduciary duties related to certain of the accounts receivable related to Registrant's operations in Mexico. The complaint alleges that the Individual Defendants breached their fiduciary duties by, among other things, permitting wrongful business practices to occur, inadequately supervising and failing to instruct employees and managers of Registrant and taking no steps to institute appropriate legal action against those responsible for unspecified wrongful conduct. Plaintiff claims that Registrant has suffered unspecified damages but which are "expected to exceed tens of millions of dollars", and seeks judgment, among other things, requiring the Individual Defendants to pay to Registrant the amounts by which Registrant has been damaged by reason of their breach of their fiduciary duties and/or to the extent they have been unjustly enriched and to institute and enforce appropriate procedural safeguards to prevent the alleged wrongdoing.

The Individual Defendants deny the wrongdoing alleged in the complaint and intend to vigorously defend the action.



Item 2                   Xerox Corporation
             Management's Discussion and Analysis of
           Results of Operations and Financial Condition

 Document Processing

Summary

Total second quarter 2000 revenues declined 4 percent to $4.7 billion compared with $4.9 billion in the 1999 second quarter. Excluding adverse currency translation, pre-currency revenues declined 1 percent. Excluding the beneficial impact of the January 1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division (CPID), pre-currency revenues declined 4 percent.

Total revenues in the first half of 2000 of $9.1 billion declined 1 percent compared with $9.2 billion in the first half of 1999. Excluding adverse currency translation, pre-currency revenues increased 2 percent. Excluding the beneficial impact of the CPID acquisition, pre-currency revenues declined 1 percent. First quarter 2000 revenues included an increase of approximately $40 million associated with excellent growth in licensing patents from our intellectual property portfolio and selling standalone software.

Including a $115 million pre-tax provision ($78 million after taxes) related to the company's previously announced issues in Mexico, income in the 2000 second quarter was $145 million. Over a period of years, several senior managers in Mexico had collaborated to circumvent Xerox accounting policies and administrative procedures, resulting in a charge primarily for uncollectible receivables and unrecorded liabilities. Excluding the Mexico provision, income declined 50 percent to $223 million from $448 million in the 1999 second quarter.

This decline in 2000 second quarter income included significant gross margin deterioration. Continued disruption in customer relationships caused by the company's direct sales force realignment resulted in weak equipment sales, primarily in North
America and particularly in the high end of our business.   In
addition, higher growth in the lower-margin document outsourcing and channels businesses and unfavorable product mix continued. Selling, administrative and general expense (SAG) as a percent of revenue deteriorated in the 2000 second quarter from the 1999 second quarter due largely to increased bad debt provisions; significant marketing, advertising and promotional investments including the DRUPA graphic arts show in Germany in May and our major inkjet printer initiative with Sharp Corporation and Fuji Xerox; significant transition costs associated with the implementation of our European shared services organization and the continued impact of the U.S. customer administration issues. Equity income from Fuji Xerox improved in the 2000 second quarter reflecting improved business results and favorable currency translation.

Including the effect of special items, we had a net loss of $98 million in the first half of 2000. Excluding special items, net income in the first half of 2000 declined 44 percent to $442 million from $791 million in the first half of 1999. Special items included the following after-tax charges - $443 million in connection with the 2000 restructuring program (including our $18 million share of a separate Fuji Xerox restructuring charge), $19 million for acquired in-process research and development associated with the CPID acquisition and $78 million for the Mexico provision. The decline in net income reflects the significant gross margin deterioration and higher SAG in the first and second quarters.

Diluted earnings per share, including the $0.11 provision related to accounting issues in our Mexico business, was $0.19 in the 2000 second quarter. Excluding this provision, second quarter 2000 earnings per share of $0.30 declined 52 percent from $0.62 in the 1999 second quarter.

The CPID acquisition adversely impacted second quarter earnings by approximately one cent as the synergies we expect to capture from the integration will not begin to offset the higher goodwill and interest expense until later in 2000. Unfavorable year-over-year currency adversely affected our results by an estimated 4 cents. The 2000 second quarter results also include gains of approximately 6 cents related to sales of assets including the sale in June 2000 of the Xerox-branded commodity paper business in the United States and Canada to Georgia-Pacific Corporation and the sale in April 2000 of a minority interest in ContentGuard to Microsoft.

Including special items, the first half 2000 diluted loss per share was $0.17. Excluding special items, diluted earnings per share declined 45 percent to $0.60 in the first half of 2000 from $1.09 in the first half of 1999. The CPID acquisition and unfavorable year-over-year currency changes adversely impacted first half earnings by approximately three cents and nine cents, respectively.


The following table summarizes net income (loss) and diluted earnings (loss) per share (EPS) for the second quarter and first half of 2000:

(in millions, except per-share data)       2nd Quarter         First Half
                                          2000     1999       2000     1999

Income before special items             $  222   $  448     $  442   $  791
Restructuring and IPRD charges               1        -       (462)       -
Mexico Provision                           (78)       -        (78)       -

Net Income (Loss)                       $  145   $  448     $  (98)  $  791

EPS:
Income before special items             $ 0.30   $ 0.62     $ 0.60   $ 1.09
Restructuring and IPRD charges               -        -      (0.66)       -
Mexico Provision                         (0.11)       -      (0.11)       -

Diluted EPS                             $ 0.19   $ 0.62     $(0.17)  $ 1.09


Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth."

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 10 percent stronger in the 2000 second quarter than in the 1999 second quarter and 9 percent stronger in the 2000 first quarter than in the 1999 first quarter. As a result, currency translation had an unfavorable impact of approximately three percentage points on revenue growth in both the second quarter and first half of 2000.


Revenues

Revenues By Segment

Revenues and  revenue growth rates by segment are as follows:

                                                                       Memo:
                                              2Q 2000              Pre-Currency
                           1999                  Revenue Growth       Revenue
                         Full Year               Post        Pre      Growth
                         Revenues   Revenues   Currency   Currency      Q1    .

Total Revenues            $19.2       $4.7        (4)%       (1)%        6%

Industry Solutions Ops.    10.0        2.3        (8)        (5)         -
General Markets Ops.        4.7        1.3        11         14         19
Developing Markets Ops.     2.7        0.7        (2)        (2)        15
Other Businesses            1.8        0.4       (19)       (16)        (4)

Memo: Fuji Xerox            7.8        2.2        20          7          2

                                              YTD 2000           .
                                                 Revenue Growth  .
                                                 Post        Pre
                                    Revenues   Currency   Currency

Total Revenues                        $9.1        (1)%        2%

Industry Solutions Ops.                4.5        (6)        (3)
General Markets Ops.                   2.6        13         16
Developing Markets Ops.                1.3         5          6
Other Businesses                       0.8       (14)       (10)

Memo: Fuji Xerox                       4.3        19          4

Dollars are in billions.

Industry Solutions Operations (ISO) covers the direct sales and service organizations in North America and Europe. Revenues declined 8 percent (5 percent pre-currency) in the 2000 second quarter as disruptions in customer relationships caused by the sales force realignment, at a time when competitive product capabilities have strengthened, produced a drag on second quarter equipment sales, particularly of high-end products. Pricing pressure continued and accelerated in color products and also accelerated in light lens copiers in Europe. Revenues in the 2000 second quarter declined in the U.S., France and Germany, were flat in Canada, and reflected good growth in the U.K.

ISO revenues declined 6 percent (3 percent pre-currency) in the first half of 2000 due to the disruptions caused by the sales force realignment and intensified competitive and pricing pressures.

General Markets Operations (GMO) includes sales agents in North America, concessionaires in Europe and our Channels Group which includes retailers and resellers and our expanding Internet sales and telebusiness. General Markets Operations revenues grew 11 percent (14 percent pre-currency) in the 2000 second quarter from the 1999 second quarter including the CPID acquisition. Excluding CPID, General Markets pre-currency revenues were essentially flat in the 2000 second quarter. European concessionaires had good growth while revenues from North American sales agents were essentially flat. Excluding CPID, strong Channels recurring revenue growth from the growing installed equipment population was essentially offset by weak monochrome and color laser printer equipment sales. Excellent placements of inkjet equipment were more than offset by unfavorable mix and continuing equipment price declines. Shipments of our new M series family of inkjet printers, resulting from our alliance with Sharp Corporation and Fuji Xerox, will begin in the third quarter.

GMO revenues increased 13 percent (16 percent pre-currency) in the first half of 2000 including the favorable impact from the CPID acquisition. Excluding CPID, pre-currency revenues grew by 3 percent in the first half of 2000. European concessionaires had good growth while revenues from North American sales agents were essentially flat in the first half. Excluding CPID, strong Channels recurring revenue growth in the first half was offset by lower equipment sales, particularly in the second quarter.

Developing Market Operations (DMO) includes operations in Latin America, China, Russia, India, the Middle East and Africa. Revenue in Brazil in the 2000 second quarter improved sequentially as activity and momentum continue to increase and the economic environment improves. However, compared with the 1999 second quarter, revenue in Brazil temporarily declined due to an inability in 1999 to subsequently sustain the price increases implemented following the maxi-devaluation. China, Russia, the Middle East and Africa had excellent revenue growth in the second quarter but revenue declined in Mexico and Argentina.

DMO revenues increased 5 percent (6 percent pre-currency) in the first half of 2000 reflecting excellent revenue growth in China, India and the Middle East but revenue declined in Mexico and Argentina.

Other Businesses revenues declined 19 percent (16 percent pre-currency) in the 2000 second quarter and 14 percent (10 percent pre-currency) in the first half of 2000, including a decline in Xerox Engineering Systems and a decline in the Xerox Supplies Group, primarily print media other than paper.

Fuji Xerox Co., Ltd., an unconsolidated entity jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan, Australia, New Zealand, and other areas of the Pacific Rim. Fuji Xerox revenues grew 20 percent (7 percent pre-currency) in the 2000 second quarter reflecting good revenue growth in both Japan and Fuji Xerox's other Asia Pacific territories.

Fuji Xerox revenues grew 19 percent (4 percent pre-currency) in the first half of 2000 reflecting modest revenue growth in Japan and strong revenue growth in Fuji Xerox's other Asia Pacific territories.

Key Ratios and Expenses

                                 1999                         2000      .
                     Q1     Q2     Q3     Q4     FY     Q1     Q2     YTD

Gross Margin       45.9%  45.3%  43.3%  41.8%  44.0%  42.0%* 40.8%   41.4%*

SAG % Revenue      27.2   25.8   26.1   27.8   26.8   27.8   28.5%   28.2%

* Excludes inventory charges associated with the 2000 restructuring program. If included, the Gross Margin in Q1 and YTD would have been 39.3% and 40.1%, respectively.

Gross margin declined by 4.5 percentage points in the 2000 second quarter from the 1999 second quarter or 4.1 percentage points excluding CPID. Manufacturing and other productivity improvements helped to only partially offset margin pressures from weak DocuTech and Production Printing equipment sales, competitive price pressures and unfavorable currency. Higher growth in the lower-margin document outsourcing and channels businesses also reduced margins in the quarter. In addition, gross margin was adversely impacted by unfavorable product mix and lower service gross margins as service revenue declines have not yet been accompanied by corresponding cost reductions.

Gross margin declined by 4.2 percentage points in the first half of 2000 from the first half of 1999 or 3.8 percentage points excluding CPID. The decline reflects the unfavorable trends noted above. Gross margin in the first quarter of 2000 benefited from increased licensing and stand-alone software revenues associated with the licensing of a number of patents from our intellectual property portfolio.

Selling, administrative and general expenses (SAG) grew 7 percent in the 2000 second quarter. Excluding the favorable effect of currency, SAG grew 10 percent, or 6 percent excluding CPID. In the first half of 2000, SAG grew 6 percent. Excluding the favorable effect of currency, SAG grew 9 percent, or 5 percent excluding CPID. SAG growth in the second quarter and first half reflects increased bad debt provisions; significant marketing, advertising and promotional investments including the DRUPA graphic arts trade show in Germany in May and our major inkjet printer initiative with Sharp Corporation and Fuji Xerox; significant transition costs associated with the implementation of our European shared services organization and the continued impact of the U.S. customer administration issues. These increases were only partially offset by the benefits of our 1998 restructuring program and ongoing expense controls. In the 2000 second quarter, SAG represented 28.5 percent of revenue compared with 25.8 percent of revenue in the 1999 second quarter. Year-to-date, SAG represented
28.2 percent of revenue compared with 26.5 percent of revenue in 1999.

Research and development (R&D) expense in the 2000 second quarter and first half was essentially flat both pre and post currency with the 1999 second quarter and first half, as increased program
spending was offset by lower overhead expenses.   We continue to
invest in technological development to maintain our position in the rapidly changing document processing market with an added focus on increasing the effectiveness and value of that investment. Xerox R&D is strategically coordinated with Fuji Xerox which invested $555 million in R&D in the 1999 full year, for a combined total of $1.5 billion.

Worldwide employment increased by 100 in the 2000 second quarter to 96,300 as a result of the net hiring of 1,100 employees, primarily for the company's fast-growing document outsourcing business, direct sales representatives and staffing for the centralized European customer care and shared services operations in Ireland, which was partially offset by 1,000 employees leaving the company under the 1998 and 2000 worldwide restructuring programs. Worldwide employment increased by 1,700 in the first half of 2000 as a result of our acquisition of CPID with 2,200 employees and a net hiring of 1,200 employees, primarily in the second quarter, partially offset by 1,700 employees leaving the company under the 1998 and 2000 worldwide restructuring programs.

Gain on affiliate's sale of stock of $21 million, which was recorded in the first quarter of 2000, reflects our proportionate share of the increase in equity of Scansoft Inc. resulting from Scansoft's issuance of stock in connection with an acquisition. This gain is partially offset by a $5 million charge, in the first quarter, reflecting our share of Scansoft's write-off of in-process research and development associated with this acquisition, which is included in Equity in net income of unconsolidated affiliates. Scansoft, an equity affiliate, is a developer of digital imaging software that enables users to leverage the power of their scanners, digital cameras, and other electronic devices.

The $14 million decrease in Other, net, from the 1999 second quarter largely reflects gains from the asset sales discussed below and the absence of Y2K remediation spending. These gains were partially offset by increased non-financing interest expense and goodwill amortization associated with the January, 2000 CPID acquisition as well as increased non-financing interest expense associated with higher interest rates and higher debt. For the first half of 2000, Other, net increased $28 million as the asset gains were more than offset by increased non-financing interest expense and goodwill amortization associated with the CPID acquisition as well as increased non-financing interest expense associated with higher interest rates and higher debt.

In April 2000, the Company sold a 25 percent ownership interest in its wholly-owned subsidiary, ContentGuard, to Microsoft, Inc. and recognized a pre-tax gain of $23 million which is included in Other, net. In connection with the sale, ContentGuard also received $40 million from Microsoft for a non-exclusive license of its patents and other intellectual property. This payment is being amortized over the life of the license agreement of 10 years. In addition, ContentGuard will receive future royalty income from Microsoft on sales of Microsoft products incorporating ContentGuard's technology.

In June 2000, the Company completed the sale of its U.S. and Canadian commodity paper business, including an exclusive license for the Xerox brand, to Georgia Pacific and recorded a pre-tax gain of approximately $40 million which is included in Other, net. In addition to the proceeds from the sale of the business, the Company will receive royalty payments on future sales of Xerox branded commodity paper by Georgia Pacific and will earn commissions on Xerox originated sales of commodity paper as an agent for Georgia Pacific. The U.S. and Canadian commodity paper business had annual sales of approximately $275 million of our $1.0 billion total worldwide paper sales in 1999. Although future revenue is expected to be lower as a result of the sale, operating income should remain essentially unchanged as a result of payments received under the royalty/agent elements of the agreement. We expect a cash flow benefit as the existing working capital is reduced.

During the second quarter, the Company recorded a pre-tax provision of $115 million ($78 million after taxes or $0.11 per share) related to its previously announced issues in Mexico. Over a period of years, several senior managers in Mexico had collaborated to circumvent Xerox's accounting policies and administrative procedures. The provision relates to establishing reserves for uncollectible long-term receivables, recording liabilities for amounts due to concessionaires and, to a lesser extent, for contracts that did not fully meet the requirements to be recorded as sales-type leases. The charge represents the Company's best estimate of the impact of currently known events. Management, with the assistance of outside advisors, continues to investigate our Mexican operations. Until the investigation is complete, the need, if any, for further provisions will not be known. Accordingly, it is not practical to estimate at this time, what, if any, additional provisions may be needed.

In response to these issues, the Company has taken the following actions - a number of senior local managers in Mexico were held accountable and removed from the Company; a new general manager was appointed in Mexico with a strong financial background; the Audit Committee of the Board of Directors has launched an independent investigation into the Mexican operation and an extensive review of the Company's worldwide internal controls was initiated to ensure that the issues identified in Mexico are not present elsewhere.

The Company was recently advised that the Securities and Exchange Commission (SEC) had entered an order of a formal, non-public investigation into our accounting and financial reporting practices in Mexico. The SEC has also issued subpoenas for the production of certain documents. We are cooperating fully with the SEC.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in Earnings of Subsidiaries

Income before income taxes was $159 million in the 2000 second quarter including the Mexico provision. Excluding the Mexico provision, income before income taxes declined 57 percent to $274 million in the 2000 second quarter from $633 million in the 1999 second quarter.

Including the effect of special items, the loss before income taxes was $190 million in the first half of 2000. Excluding special items, income before income taxes in the first half of 2000 declined 49 percent to $575 million from $1,127 million in the first half of 1999. Special items included the following pre-tax charges - a charge of $623 million in connection with the 2000 restructuring program, a $27 million charge for acquired in-process research and development associated with the CPID acquisition and a $115 million provision for Mexico.

The effective tax rate before special items was 31.0 percent in the 2000 second quarter and 2000 first half which is consistent with the 1999 second quarter, 1999 first half and 1999 full year rates. The second quarter effective tax rate of 30.2 percent including the Mexico provision reflects the effective tax rate in Mexico.

Equity in net income of unconsolidated affiliates is principally our 50 percent share of Fuji Xerox income. Total equity in net income increased significantly in the 2000 second quarter and first half reflecting improved Fuji Xerox business results and favorable currency translation.

Fuji Xerox revenues of $2.2 billion in the 2000 second quarter increased 20 percent compared with the 1999 second quarter, including the favorable impact of currency translation resulting primarily from the strengthening yen compared with the U.S. dollar. Pre-currency revenue growth was 7 percent. Net income of $86 million in the 2000 second quarter increased 50 percent from the 1999 second quarter driven by the higher revenues, lower SAG as a percent of revenue due to higher revenue growth in lower cost distribution channels, a lower statutory tax rate and favorable currency.

Fuji Xerox revenues of $4.3 billion in the first six months of 2000 increased 19 percent compared with the same period in 1999 including the favorable impact of currency translation. Pre-currency revenue growth was 4 percent. Net income of $137 million in the first half of 2000 increased from the prior year due to improved business results and favorable currency.

 On March 31, 2000 we announced details of a worldwide restructuring program designed to enhance shareholder value, spur growth and strengthen the company's competitive position in the digital marketplace primarily through cost and expense reductions. In connection with this program, in the first quarter of 2000 we recorded a pre-tax provision of $625 million ($444 million after taxes including our $18 million share of the Fuji Xerox restructuring charge). The resulting pre-tax provision of $625 million includes severance costs related to the elimination of 5,200 positions, net worldwide through a combination of voluntary programs and layoffs. The charge also includes $190 million related to facility closings and other asset write-offs such as scrapping certain inventory. The $625 million pre-tax charge was reduced by $2 million in the second quarter due to a change in estimate.

The pre-tax savings from this restructuring plan, net of implementation costs, are expected to be approximately $95 million in 2000 and an incremental $300 million in 2001. These savings are not expected to be reinvested. Approximately 60 percent of the savings are expected in SAG with the balance in other activities. With respect to the headcount reductions we expect that approximately 3,400 positions will be eliminated by the end of 2000 and the balance in early 2001.

As of June 30, 2000, approximately 600 employees had left the company under the program, and termination benefits of $33 million have been charged to the reserve. Asset impairment, inventory charges and other charges of $71 million, $119 million and $1 million, respectively, have also been charged against the restructuring reserve. The 2000 restructuring reserve balance at June 30, 2000 amounted to $399 million which relates to cash expenditures to be incurred primarily during the remainder of 2000 and early 2001.

Additional details regarding the initiatives and status of the 2000 restructuring reserve are included in Note 3 of the "Notes to Consolidated Financial Statements" of this Quarterly Report on
Form 10-Q.

On April 7, 1998, we announced a worldwide restructuring program associated with enhancing our competitive position and lowering our overall cost structure. In connection with this program, we recorded a second quarter 1998 pre-tax provision of $1,644 million ($1,107 million after taxes including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes employment reductions, the closing and consolidation of facilities, and the write-down of certain assets.

As of June 30, 2000, approximately 11,100 employees had left the company under the 1998 restructuring program. The majority of the reserve balance of $262 million at June 30, 2000 relates to cash expenditures to be incurred primarily during 2000 for the completion of certain European initiatives and continued payments associated with the severance and lease cancellation initiatives already implemented.

The status of the 1998 restructuring reserve is included in Note 4 of the "Notes to Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

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


Discontinued Operations - Insurance and Other

The net investment in our discontinued businesses which includes Insurance and Other Discontinued Businesses totaled $756 million at June 30, 2000 compared with $702 million at December 31, 1999. The increase in the first half of 2000 was primarily caused by the scheduled funding of reinsurance coverage for certain of the former Talegen Holdings, Inc. companies to Ridge Reinsurance Limited.

In July 2000, our OakRe life insurance business entered into an agreement with a subsidiary of the buyer of Xerox Life whereby the subsidiary assumed the remaining reinsurance liabilities associated with the Single Premium Deferred Annuity policies issued by Xerox Life. The agreement results in the completion of the run-off of OakRe. By the end of the 2000 third quarter, upon regulatory approval, OakRe will pay a dividend of approximately $80 million to Xerox Financial Services, Inc., a wholly owned subsidiary of the Company. The dividend is approximately equal to the remaining carrying value of our investment in OakRe.

Capital Resources and Liquidity

Total debt, including ESOP and Discontinued Operations debt not shown separately in our consolidated balance sheets, increased to $17,557 million at June 30, 2000 or $2,556 million more than at December 31, 1999. The changes in total indebtedness during the first six months of 2000 and 1999 are summarized as follows (in millions):


                                        2000        1999
Total debt* as of January 1           $15,001     $15,107

Non-Financing Businesses:
Document Processing
  operations cash usage                 1,522         889
Brazil dollar debt reallocation**           -         446
Discontinued businesses***                 99          (6)
Non-Financing Businesses                1,621       1,329
Financing Businesses**                    (34)     (1,050)
Shareholder dividends                     294         293
Acquisitions, primarily CPID              873           -
Proceeds from divestitures                (50)          -
All other changes                        (148)       (166)
Total debt* as of June 30             $17,557     $15,513

* Includes discontinued operations.

** Includes re-allocations from and to our non-financing businesses of a portion of Xerox do Brasil's U.S. dollar denominated debt used to fund customer finance receivables denominated in Brazilian currency. The re-allocations were performed consistent with the 8:1 debt to equity guideline used in our customer financing businesses.

*** The increase in cash usage primarily reflects a one-time tax payment in 2000 in settlement of prior year tax liability and the absence of net cash proceeds from the sale of assets in 1999. We anticipate that discontinued businesses will generate cash for the balance of the year that will almost fully offset the first half of the year usage.




Document Processing Non-Financing Operations

The following table summarizes document processing non-financing operations cash generation and usage for the six months ended June 30, 2000 and 1999 (in millions):

                                          2000        1999

Income (loss)                          $  (213)    $   624
Add back special items:
 Restructuring charge, net                 443           -
 Tektronix IPRD charge, net                 19           -
 Mexico charge, net                         78           -
Income before special items                327         624
Depreciation* and amortization             536         457
Cash from Operations                       863       1,081
Additions to land, buildings
and equipment                             (240)       (310)
Increase in inventories                   (281)       (100)
Increase in on-lease equipment            (335)       (125)
Increase in accounts receivable           (362)       (281)
Net change in other assets and
  liabilities                           (1,036)       (933)
Sub-total                               (1,391)       (668)
Cash payments for 1998 and 2000
  restructurings                          (131)       (221)
Net Cash Usage                         $(1,522)    $  (889)

* Includes on-lease equipment depreciation of $288 and $216 million in the six months ended June 30, 2000 and 1999, respectively

Non-financing operations' net cash usage during the first six months of 2000 and 1999 totaled $1,522 million and $889 million, respectively. On a year-over-year basis, lower non-financing income was partially offset by higher non-cash on-lease equipment depreciation charges and higher goodwill amortization primarily associated with our January, 2000 CPID acquisition. Overall first half 2000 cash from operations totaled $863 million versus $1,081 million in the first half of 1999.

Additions to land, buildings and equipment primarily include office furniture and fixtures, production tooling and our investments in Ireland, where we are consolidating European customer support centers and investing in manufacturing. The decline in the first half of 2000 versus 1999 is primarily due to lower spending for the Ireland projects. Inventory growth during first half of 2000 was higher than in the first half of 1999 due to less than anticipated first half equipment sales and some inventory build for new products being launched in the third quarter. On-lease equipment increased by $210 million more than in the first half of 1999, before first half depreciation, reflecting growth in our document outsourcing business and customer preference to finance equipment on operating leases. Accounts receivable increased by $81 million more than in the first half of 1999 reflecting some improvement in days sales outstanding being more than offset by the changing mix of rental versus sale business. The increase in other asset and liability usage is due primarily to higher tax payments in 2000 versus 1999. This increase was partially offset by lower cash payments made under employee compensation plans as well as payments received in connection with the license and royalty elements of the ContentGuard transaction.

Cash payments related to the 1998 restructuring amounted to $96 million and $221 million in first half of 2000 and 1999, respectively. The decline reflects the maturity and overall wind-down of the program. Cash payments related to the 2000 restructuring amounted to $35 million. The status of the restructuring reserves is included in Notes 3 and 4 of the "Notes to Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Financing Businesses

Customer financing-related debt declined by $34 million in the first half of 2000 and by $1,050 million in the first half of 1999 as first half 2000 new business was funded with financing business net income and higher deferred taxes. The first half 1999 change reflects the impact on our Brazilian finance receivables of the significant first quarter 1999 devaluation of the Brazilian real and the pay-down of debt with the proceeds from the June 1999 finance receivable securitization.

For analytical purposes, total equity includes common equity, ESOP preferred stock, mandatorily redeemable preferred securities and minorities' interests.

The following table summarizes the components and changes in total equity during the first six months of 2000 and 1999 (in millions):

                                         2000        1999
Minorities' interests                  $  127      $  124
Mandatorily redeemable preferred
  Securities                              638         638
Preferred stock                           669         687
Common equity                           4,911       4,857

Total equity as of January 1           $6,345      $6,306
Net income (loss)                         (98)        791
Shareholder dividends                    (294)       (293)
Exercise of stock options                  18         117
Change in minorities' interests             2          (6)
Translation adjustments                  (132)       (975)
All other, net                             19          73
Total equity as of June 30             $5,860      $6,013

Minorities' interests                  $  129      $  118
Mandatorily redeemable preferred
  Securities                              638         638
Preferred stock                           661         678
Common equity                           4,432       4,579
Total equity as of June 30             $5,860      $6,013


Funding Plans for 2000

Xerox's present credit ratings, which reflect the following events, enable ready access to the credit markets.

* On July 26, 2000, Moody's placed the long-term ratings of Xerox under review for possible downgrade.

* On July 27, 2000, Standard & Poor's lowered its senior debt and commercial paper ratings for Xerox from A to A-, and from A-1 to A-2, respectively and maintained its negative CreditWatch on the Company's senior debt.

These actions will result in higher borrowing costs for the Company as debt is refinanced. There is no assurance that these credit ratings will be maintained and/or that the Company will continue to have ready access to the credit markets in the future.


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


Supplemental Second Quarter Revenue Discussion:

Revenue By Major Product Category

For the major product categories, the pre-currency revenue growth rates are as follows:

                                   1999                         2000      .
                                                   FY
                                                  Total
                    Q1    Q2    Q3    Q4    FY      $*     Q1    Q2    YTD

Total Revenues      (1)%   4%    2%   (3)%   -%   $19.2     6%   (1)%    2%

B&W Office/SOHO     (2)    1     -    (4)   (1)     8.2    (1)   (5)    (3)
B&W Production      (2)    2     1    (8)   (2)     5.9    (4)  (11)    (8)
Color                8    10    11     1     7      1.9    66    59     62

*Revenues are pre-currency except Total. Dollars are in billions. Revenues include major product categories only and exclude some small operations.

Black & White Office and Small Office/Home Office (SOHO) revenues include our expanding family of Document Centre digital multi-function products, light-lens copiers under 90 pages per minute, our DocuPrint N series of laser printers and digital copiers sold through indirect sales channels, and facsimile products. Revenues declined 5 percent in the 2000 second quarter from the 1999 second quarter. An office copying revenue decline, a decline in indirect channels laser printer revenues and a modest decline in indirect channels copying revenues were partially offset by excellent growth in facsimile revenues. Office copying revenue declined as equipment sales declined reflecting lower light-lens copier installations and continuing competitive and pricing pressures partially offset by higher Document Centre installations. Office copying revenues continue to be adversely affected by the page volume impact of pages diverted from copiers to printers.
Document Centre multi-function products have not yet captured the incremental print volume to the full extent anticipated. In North America and Europe the sales force realignment to an industry basis disrupted customer relationships resulting in weaker equipment sales. Black & White Office and SOHO revenues represented 40 percent of second quarter 2000 revenues compared with 42 percent in the 1999 second quarter.

Black & White Production revenues include DocuTech, Production Printing, and light-lens copiers over 90 pages per minute. Revenues declined 11 percent in the 2000 second quarter from the 1999 second quarter reflecting weak equipment sales and a modest decline in recurring revenue. DocuTech and production printing revenues declined in the 2000 second quarter, as equipment sales were weak due to disrupted customer relationships, open sales territories, increased competition resulting in more contested sales and elongated sales cycles and unfavorable product mix. Production light-lens revenues declined significantly in the 2000 second quarter from the 1999 second quarter as the transition to digital products continued. Black & White Production revenues represented 27 percent of second quarter 2000 revenues compared with 30 percent in the 1999 second quarter.

Color Copying and Printing revenues grew 59 percent in the 2000 second quarter from the 1999 second quarter including the beneficial impact of the CPID acquisition. Excluding CPID, color revenues grew 21 percent reflecting a continued significant acceleration from 1999 trends. Growth reflects the exceptional success of our DocuColor 12 and Document Centre ColorSeries 50, the industry's first color-enabled digital multi-function product, which were introduced in the 1999 second half, along with the initial shipments of the DocuColor 2060 and DocuColor 2045 Digital Color Presses which were introduced in February, 2000. Customer acceptance of these products has been exceptional and we have therefore substantially increased manufacturing capacity for these products as we expect installations will accelerate throughout the rest of the year. Total inkjet revenue was essentially flat as a decline in equipment sales was offset by higher recurring revenue. Inkjet equipment sales declined due to anticipated lower pricing and unfavorable mix which more than offset excellent growth in unit placements. Shipments of our new M series of inkjet printers will begin in the third quarter. Inkjet recurring revenue growth was excellent reflecting the growing installed population. Including the CPID acquisition, color revenues represented 15 percent of second quarter 2000 revenues compared with 10 percent in the 1999 second quarter.

Revenue By Type

The pre-currency growth rates by type of revenue are as follows:

                                     1999                       2000     .
                          Q1    Q2    Q3    Q4    FY       Q1    Q2    YTD

Equipment Sales           (3)%   2%    5%   (8)%  (2)%      5%   (5)%   (1)%
Recurring Revenue          1     4     -     -     1        6     2      4

Total Revenues            (1)%   4%    2%   (3)%   -%       6%   (1)%    2%

Memo:
Document Outsourcing*     31    34    32    16    26       22    17     20

*Includes equipment accounted for as equipment sales.

Equipment sales declined 5 percent in the 2000 second quarter including the beneficial impact of the CPID acquisition. Excluding CPID, equipment sales declined 9 percent due to weak equipment sales primarily in North America resulting from disruptions in customer relationships due to the sales force realignment, intense competition and pricing pressures. Channels equipment sales, excluding CPID, reflected weak monochrome and color laser printer equipment sales. Strong placements of inkjet equipment were more than offset by unfavorable mix and continuing equipment price declines.

Recurring revenues, including revenues from service, document outsourcing, rentals, standalone software, supplies, paper and finance income, represent the revenue stream that follows equipment placement. These revenues are primarily a function of our installed population of equipment, usage levels, pricing and interest rates. Recurring revenues in the 2000 second quarter grew 2 percent compared with the 1999 second quarter. Excluding CPID, recurring revenues declined 2 percent. Recurring revenues benefited from continued strong growth in document outsourcing, supplies growth from our growing installed population of inkjet and laser printers and copiers sold through indirect channels. Recurring revenues were adversely impacted by lower service revenues reflecting the recent trend of lower equipment sales and continue to be adversely affected by the page volume impact of pages diverted from copiers to printers. Document Centre multifunction products have not yet captured the incremental print volume to the full extent anticipated. Finance income was lower largely due to the unfavorable flow-through impact of the 1999 finance receivables securitizations as well as the $28 million gain from the second quarter 1999 securitization.

Total Document Outsourcing revenues grew 17 percent in the 2000 second quarter and were impacted by disruptions in customer relationships caused by the North American sales force realignment.


Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption "Risk Management" on pages 35-36 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.




PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Note 11 contained in the "Notes to Consolidated Financial Statements" of this Quarterly Report on
Form 10-Q is incorporated by reference in answer to this item.

Item 2.  Changes in Securities

During the quarter ended June 30, 2000, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a)  Securities Sold:  on April 1, 2000, Registrant issued
     4,884 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi,
     H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P. F. Russo, M.R. Seger and T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $20.75 per share (aggregate price $101,125), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's
     Restricted Stock Plan for Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 18, 2000 at The Rittenhouse Hotel, 210 West Rittenhouse Square, Philadelphia, Pennsylvania.

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

At the meeting, votes were cast upon the Proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:



Proposal 1 - Election of directors for the ensuing year.

Name                           For              Withheld Vote

Paul A. Allaire               598,185,902         18,626,101
William F. Buehler            599,933,536         16,878,467
B. R. Inman                   600,460,725         16,351,278
Antonia Ax:son Johnson        600,792,768         16,019,235
Vernon E. Jordan, Jr.         595,907,918         20,904,085
Yotaro Kobayashi              596,653,418         20,158,585
Hilmar Kopper                 601,050,113         15,761,890
Ralph S. Larsen               601,117,538         15,694,465
Anne M. Mulcahy               610,065,606          6,746,397
George J. Mitchell            599,883,484         16,928,519
N. J. Nicholas, Jr.           601,044,241         15,767,762
John E. Pepper                601,012,399         15,799,604
Barry D. Romeril              598,232,567         18,579,436
Patricia F. Russo             600,909,379         15,902,624
Martha R. Seger               600,958,737         15,853,266
Thomas C. Theobald            600,834,594         15,977,409

Proposal 2 - To elect KPMG LLP as independent auditors for the year 2000.

For -                         607,917,071
Against -                       5,292,069
Abstain -                       3,602,863

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 3(a)(1) Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on October 29, 1996. Incorporated by reference to
     Exhibit 3(a)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

     Exhibit 3 (b) By-Laws of Registrant, as amended through
     May 11, 2000 (in electronic form only).

     Exhibit 10 (p) Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant (in electronic form only).

     Exhibit 11 Computation of Net Income (Loss) per Common Share.

     Exhibit 12 Computation of Ratio of Earnings to Fixed Charges.

     Exhibit 27 Financial Data Schedule (in electronic form only).

(b)  Current reports on Form 8-K dated June 16, 2000 and June 29,
     2000 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         XEROX CORPORATION
                                           (Registrant)



                                      /s/ Gregory B. Tayler
                                   _____________________________
Date: August 14, 2000                By  Gregory B. Tayler
                                   Vice President and Controller
                                  (Principal Accounting Officer)