Form 10-Q
period 2000-09-30
XEROX CORP
filed 2000-11-14
CIK 108772

                              FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 2000

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at October 31, 2000

Common Stock                           667,442,866  shares

              This document consists of 50 pages.

Forward-Looking Statements

From time to time the Registrant (or the "Company") and its representatives may provide information, whether orally or in writing, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

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

Financing Business - a portion of the Registrant's profits arise from the financing of its customers' purchases of the Registrant's equipment. On average, 75 to 80 percent of equipment sales are financed through the Registrant. The Registrant's ability to provide such financing at competitive rates and realize profitable spreads is highly dependent upon its own costs of borrowing which, in turn, depend upon its credit ratings. There is no assurance that the company's credit ratings can be maintained and/or access to the credit markets can be assured. A downgrade or lowering in such ratings could restrict access to the credit markets, would reduce the profitability of such financing business, and/or reduce the volume of financing business done. In connection with our recently announced turnaround plan, the Company is exploring alternatives to providing financing to our customers using third parties.

Productivity - the Registrant's ability to sustain and improve its profit margins is largely dependent on its ability to maintain an efficient, cost-effective operation. Productivity improvements through process reengineering, design efficiency and supplier cost improvements are required to offset labor cost inflation and potential materials cost changes and competitive price pressures. The Registrant's productivity will also be affected by the results of the Company's recently announced turnaround plan. The Registrant is in the process of finalizing plans designed to reduce costs by $1.0 billion annually.

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

Revenue Growth - the Registrant's ability to attain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of its equipment sales worldwide which in turn are dependent upon the ability to finance internally or through a third party the customer's purchases of the Registrant's products. The ability to achieve equipment sales growth is subject to the successful implementation of our initiatives to provide industry-oriented global solutions for major customers and expansion of our distribution channels in the face of global competition and pricing pressures. Our inability to attain a consistent trend of revenue growth could materially affect the trend of our actual results.

Liquidity - the Registrant's liquidity is currently provided through its own cash generation from operations, various financing strategies, including securitizations, and utilization of its $7 billion Revolving Credit Agreement with a large group of banks which is available through October, 2002. The Registrant has embarked upon a process of selling certain assets with the objective of generating proceeds for the purpose of retiring outstanding debt. Thus, the Registrant's liquidity is dependent upon its ability to successfully generate positive cash flow from operations, continuation of securitizations and other financing alternatives, and completion of asset sales


                            Xerox Corporation
                               Form 10-Q
                           September 30, 2000

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income                         5
      Consolidated Balance Sheets                               6
      Consolidated Statements of Cash Flows                     7
      Notes to Consolidated Financial Statements                8

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Document Processing                                      25
      Discontinued Operations                                  35
      Capital Resources and Liquidity                          36
      Risk Management                                          41
      Supplemental Revenue Discussion                          43

   Item 3. Quantitative and Qualitative Disclosure about
     Market Risk                                               45

Part II - Other Information

   Item 1. Legal Proceedings                                   46
   Item 2. Changes in Securities                               46
   Item 6. Exhibits and Reports on Form 8-K                    46

Signatures                                                     48

Exhibit Index

   Computation of Net Income per Common Share                  49

   Computation of Ratio of Earnings to Fixed Charges           50

   $7 Billion Revolving Credit Agreement Dated
   October 22, 1997               (filed in electronic form only)

   Financial Data Schedule        (filed in electronic form only)


For additional information about The Document Company Xerox, please visit our Web site at www.xerox.com/investor

PART I - FINANCIAL INFORMATION

Item 1                           Xerox Corporation
                      Consolidated Statements of Income (Unaudited)

                                       Three months ended   Nine months ended
                                           September 30,       September 30,
(In millions, except per-share data)      2000      1999        2000     1999

Revenues
  Sales                                $ 2,375   $ 2,463     $ 7,192  $ 7,144
  Service, outsourcing, financing and
    rentals                              2,087     2,164       6,389    6,645
Total Revenues                           4,462     4,627      13,581   13,789


Costs and Expenses
  Cost of sales                          1,509     1,385       4,266    3,899
  Cost of service, outsourcing, financing
    and rentals                          1,316     1,238       3,902    3,708
  Inventory charges                          -         -         119        -
  Research and development expenses        272       230         776      737
  Selling, administrative and general
    expenses                             1,379     1,208       3,947    3,631
  Restructuring charge and asset
    impairments                              -         -         504        -
  Mexico provision                          55         -         170        -
  Gain on affiliate's sale of stock          -         -         (21)       -
  Purchased in-process research and
    development                              -         -          27        -
  Other, net                               127        61         276      182
Total Costs and Expenses                 4,658     4,122      13,966   12,157


Income (Loss) before Income Taxes
 (Benefits), Equity Income and
 Minorities' Interests                    (196)      505        (385)   1,632

  Income taxes (benefits)                  (29)      157         (93)     506
  Equity in net income of
    unconsolidated affiliates              (10)       (5)        (60)     (39)
  Minorities' interests in earnings of
    subsidiaries                            10        14          33       35

Net Income (Loss)                      $  (167)  $   339      $ (265) $ 1,130


Basic Earnings (Loss) per Share        $ (0.26)  $  0.50      $(0.44)  $ 1.66

Diluted Earnings (Loss) per Share      $ (0.26)  $  0.47      $(0.44)  $ 1.55


See accompanying notes.


                                 Xerox Corporation
                            Consolidated Balance Sheets

                                         September 30,     December 31,
(In millions, except share data in thousands)    2000             1999
Assets                                     (Unaudited)

Cash                                         $    154          $   126
Accounts receivable, net                        2,422            2,622
Finance receivables, net                        4,909            5,115
Inventories                                     3,108            2,961
Deferred taxes and other current assets         1,552            1,230

  Total Current Assets                         12,145           12,054

Finance receivables due after one year, net     8,155            8,203
Land, buildings and equipment, net              2,499            2,456
Investments in affiliates, at equity            1,582            1,615
Goodwill, net                                   1,628            1,724
Intangible and other assets                     2,481            1,701
Investment in discontinued operations             793            1,130

Total Assets                                 $ 29,283         $ 28,883


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                             $  4,015        $   3,957
Accounts payable                                  997            1,016
Accrued compensation and benefit costs            589              715
Unearned income                                   232              186
Other current liabilities                       1,689            2,163

  Total Current Liabilities                     7,522            8,037

Long-term debt                                 13,132           10,994
Postretirement medical benefits                 1,183            1,133
Deferred taxes and other liabilities            2,223            2,245
Discontinued operations liabilities -
  policyholders' deposits and other                50              428
Deferred ESOP benefits                           (299)            (299)
Minorities' interests in equity of subsidiaries   124              127
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                      638              638
Preferred stock                                   659              669
Common shareholders' equity                     4,051            4,911

Total Liabilities and Equity                 $ 29,283        $  28,883

Shares of common stock issued and
  outstanding                                 667,005          665,156


See accompanying notes.


                             Xerox Corporation
                 Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30  (In millions)           2000          1999

Cash Flows from Operating Activities
Net Income (Loss)                                     $ (265)      $ 1,130
Adjustments required to reconcile income to cash
 flows from operating activities:
  Depreciation and amortization                          824           659
  Provisions for doubtful accounts                       316           205
  Restructuring and other charges                        623             -
  Mexico provision                                       170             -
  Gain on affiliate's sale of stock                      (21)            -
  Gain on divestitures                                   (63)            -
  Purchased in-process research and development           27             -
  Provision for postretirement medical
    benefits, net of payments                             34            31
  Cash payments for the 1998 restructuring              (153)         (339)
  Cash payments for the 2000 restructuring               (69)            -
  Minorities' interests in earnings of subsidiaries       33            35
  Undistributed equity in income of
    affiliated companies                                 (20)          (39)
  Increase in inventories                               (217)          (60)
  Increase in on-lease equipment                        (483)         (249)
  Increase in finance receivables                       (736)         (901)
  Proceeds from securitization of finance
    receivables                                            -         1,150
  Increase in accounts receivable                       (249)         (497)
  Proceeds from securitization of accounts receivable    315             -
  Decrease in accounts payable and accrued
    compensation and benefit costs                      (126)         (411)
  Net change in current and deferred income taxes       (491)          197
  Change in other current and noncurrent liabilities    (242)         (188)
  Other, net                                            (278)         (432)
Total                                                 (1,071)          291

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment    (324)         (393)
  Proceeds from sales of land, buildings and equipment    80            29
  Proceeds from divestitures                              90             -
  Acquisitions, net of cash acquired                    (873)         (107)
  Other, net                                               -           (24)
Total                                                 (1,027)         (495)

Cash Flows from Financing Activities
  Net change in debt                                   2,208           565
  Proceeds from secured borrowing                        411             -
  Dividends on common and preferred stock               (441)         (439)
  Proceeds from sales of common stock                     22           125
  Proceeds from(settlements of)equity put options         24            (5)
  Dividends to minority shareholders                      (5)          (29)
Total                                                  2,219           217
Effect of Exchange Rate Changes on Cash                   (1)           (9)

Cash Provided by Continuing Operations                   120             4
Cash Provided (Used) by Discontinued Operations          (92)           23
Increase in Cash                                          28            27
Cash at Beginning of Period                              126            79

Cash at End of Period                                $   154       $   106

See accompanying notes


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

2. Accounts receivable Sale Agreement

 In September 2000, the Company entered into an agreement to sell, on an ongoing basis, a defined pool of accounts receivable to a wholly-owned qualifying bankruptcy-remote special purpose entity. The special purpose entity, in turn, sells participating interests in such accounts receivable to financial institutions up to a maximum amount of $400 million. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold accounts receivable. The Company continues to service these receivables on behalf of the special purpose entity and receives a servicing fee. As of September 30, 2000, $315 million in proceeds were received from the securitization of accounts receivable under this agreement. The proceeds were used to reduce outstanding debt and are reflected as an operating cash flow in the consolidated statement of cash flows. The earnings impact related to the receivables sold and securitized under this agreement was not material.

3.  Finance receivable Secured Borrowing:

In September 2000, the Company transferred $457 million of finance receivables to a wholly-owned qualifying bankruptcy-remote special purpose entity for cash proceeds of $411 million. The difference of $46 million between the amount transferred and the proceeds represents the Company's retained interest in these finance receivables. The Company and the financial institutions which provided the funding for the special purpose entity's payment for the transfer of the receivables, through the purchase of participating interests, intend the transfer to be a "true sale at law" and have received an opinion to that effect from the Company's outside legal counsel. However, the agreement includes a repurchase option and therefore the proceeds of $411 million received from the financial institutions were accounted for as a secured borrowing in accordance with the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The balance of the receivables transferred was $457 million at September 30, 2000 and continues to be included in Finance receivables, net in the Consolidated Balance Sheet.

4.  Inventories consist of (in millions):

                                     September 30,     December 31,
                                             2000             1999

Finished products                       $   1,878         $  1,800
Work in process                               162              122
Raw materials and supplies                    378              363
    Sub-total                               2,418            2,285
Equipment on operating leases, net            690              676
    Total                               $   3,108         $  2,961

5. On March 31, 2000, we announced details of a worldwide restructuring program designed to enhance shareholder value, spur growth and strengthen the company's competitive position in the digital marketplace primarily through cost and expense reductions. In connection with this program, in the first quarter of 2000 we recorded a pre-tax provision of $625 million ($444 million after taxes and including our $18 million share of a restructuring charge recorded by Fuji Xerox, an unconsolidated affiliate). The $625 million pre-tax charge includes severance costs related to the elimination of 5,200 positions worldwide. Approximately 65 percent of the positions eliminated are in the U.S., 20 percent are in Europe, and the remainder are predominantly in Latin America. The employment reductions are wide-ranging, impacting all levels and business groups. None of the reductions will reduce sales coverage or affect direct research and development. The charge also includes $71 million related to facility closings and other asset write-offs and $119 million for inventory charges, which were recorded as a component of cost of revenues. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on the fair value less cost to sell, with fair value based on estimates of existing market prices for similar assets. The inventory charges relate primarily to the consolidation of distribution centers and warehouses and the exit from certain product lines. The $625 million pre-tax charge was reduced by $2 million in the second quarter due to a change in estimate.

The restructuring is expected to be completed in early 2001. Key initiatives of the restructuring, which will result in charges for severance and exit activities, include the following:

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

The following table summarizes the status of the restructuring reserve (in millions):

                                                Charges  September 30,
                                      Total     Against          2000
Cash Charges:                       Reserve     Reserve       Balance
Severance and related costs            $384        $ 59          $325
Lease cancellation and other costs       49/1/       10            39
  Sub-total                             433          69           364

Non-cash Charges:
Asset impairment                         71          71             -
Inventory charges                       119         119             -
  Sub-total                             190         190             -

Currency Impact                           -          10          (10)

Total                                  $623        $269          $354/2/

/1/ Includes $2 million reduction recorded in second quarter 2000. /2/ Of this amount, $265 is included in Other current liabilities.

Included in the charge of $49 million is $32 million of various contractual commitments, other than facility occupancy leases, that will be terminated early as a result of the restructuring. The commitments include cancellation of supply contracts and outsourced vendor contracts. Also included are approximately $17 million of charges related to lease cancellation costs which are mainly for the consolidation of distribution centers and warehouses located primarily in the U.S.

Included in the charge of $71 million was: $44 million for machinery and tooling for products that were discontinued or alternatively sourced; $7 million for leasehold improvements at facilities that will be closed; and $20 million of sundry surplus assets, individually insignificant, from various parts of our business. These assets were primarily located in the U.S. and the related product lines generated an immaterial amount of revenue.

Approximately $100 million of the $119 million of inventory charges related to excess inventory in many product lines created by the consolidation of distribution centers and warehouses. The remainder was related to the exit from certain product lines, including approximately $15 million of electrostatic machines in our wide format printing business due to a transition to ink jet products.

As of September 30, 2000, approximately 1,200 employees have left the Company under the 2000 restructuring program. There have been no material changes to the program since its announcement, and the remaining reserve relates to cash expenditures to be incurred primarily during the remainder of 2000 and early 2001.


6. In April 1998, in connection with a restructuring program the Company recorded a pre-tax charge of $1,644 million. The charge was composed of:


                  Cash Charges:
Severance and related costs          $1,017
Lease cancellation and other costs      198
   Sub-total                          1,215

                  Non-cash Charges:
Asset impairment                       316
Inventory charges                      113
   Sub-total                           429

Total                               $1,644



Included in the cash charges were $91 million and $107 million of lease cancellation costs and of various other contractual decommitments, respectively. These premises were vacated at various dates in 1998 and 1999, and by the end of 1999 the majority of the premises were vacated. The remaining facilities are expected to be vacated by early 2001. Delays in vacating these facilities were primarily due to: delays in terminating employees in European countries as a result of local labor laws, strong unions and workers councils and socialist governments in some countries; and delays in implementing key system enablers in Europe. The other costs totaling $107 million are comprised of various contractual decommitments, other than facility occupancy leases, that are being terminated early as a result of the restructuring. The decommitments, related to information management contracts and outsourced vendor contracts, are in the form of either penalties associated with the early termination of the contract or contractual obligations for which we will not generate future economic benefit.

The non-cash portion of this restructuring program included $316 million of asset impairments and $113 million of inventory charges recorded as cost of revenues. The $316 million asset charge included $156 million for facilities abandonment and $160 million for other asset write-offs. The facilities abandonment charge affects assets located in numerous locations in the U.S. and Europe and is comprised of the following: $54 million primarily for machinery and tooling for light-lens products that have been discontinued as a result of the restructuring; $40 million for a major training facility to be disposed as training will transition to more localized processes and $62 million for other facilities and leasehold improvements at locations to be abandoned as part of the restructuring. Other assets written off are primarily comprised of capitalized internal use software and information management infrastructure totaling $124 million that are being abandoned as part of our closed facilities or as a result of the overhauling of internal processes. The remainder of $36 million is comprised of sundry surplus assets, individually insignificant, from various parts of our business.

In general, the aforementioned assets were either abandoned or scrapped and therefore written down to zero and removed from service at the time the restructuring charge was recorded. These assets were not previously considered impaired, as they were expected to generate cash flow sufficient to recover their carrying value based on the Company's previous business strategies. The majority of the assets were not utilized after they were written off. For those assets that we continued to use, we had the ability to remove these assets from operations at the time of the restructuring.

The $113 million of inventory charges relate to certain light-lens products that were scrapped as a result of our decision to accelerate the transition to digital products and excess spare parts that were scrapped as a result of our decision to centralize certain parts depots.

The 1998 Restructuring included provisions for consolidation of 56 European customer support centers into one facility and implementing a shared services organization for back-office operations in Ireland.

As of September 30, 2000, the remaining reserve balance for the 1998 restructuring program is $185 million. Approximately $160 million of the remaining reserve is for severance and related costs with approximately $30 million designated for salary continuance payments due to employees who have already been terminated. The 1998 restructuring program called for the termination of 12,700 employees of which 11,400 have left the Company as of September 30, 2000. Approximately $130 million of the severance reserve relates to the 1,300 employees remaining to be terminated, most of whom are employed in our European operations. The remaining reserve of $25 million primarily relates to the run off of lease cancellation payments. We expect the remaining reserve to be fully encumbered by the end of 2000.

7.  Common shareholders' equity consists of (in millions):

                                     September 30,     December 31,
                                             2000             1999

Common stock                             $    669         $    667
Additional paid-in-capital                  1,665            1,539
Retained earnings                           3,792            4,501
Accumulated other comprehensive
  income /1/                               (2,075)          (1,796)
Total                                    $  4,051         $  4,911

/1/ Accumulated other comprehensive income at September 30, 2000 is composed of cumulative translation $(2,055), minimum pension liability of $(33), and unrealized gains on marketable securities of $13.

Comprehensive income (loss) for the three months and nine months ended September 30, 2000 and 1999 is as follows (in millions):

                                         Three months ended  Nine months ended
                                              September 30,      September 30,
                                             2000     1999      2000     1999
Net income (loss)                          $ (167)  $  339    $ (265)  $1,130
Translation adjustments                      (160)     (75)     (292)  (1,051)
Unrealized gains on marketable
  Securities                                    -        -        14        -
Comprehensive income (loss)                $ (327)  $  264    $ (543)  $   79


8.  A summary of interest expense follows:

                                  Three months ended  Nine months ended
                                              September 30,      September 30,
                                             2000     1999      2000     1999
Financing interest                         $  153   $  142    $  450    $ 416
Non-financing interest                        112       59       289      190

Total interest expense                     $  265  $   201    $  739  $   606


9.  Segment Reporting

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

The General Markets operating segment (GMO) includes sales agents in North America, concessionaires in Europe and our Channels Group which includes retailers and resellers. It is responsible for increasing penetration of the general market space, including small office solutions, products for networked work group environments and personal/home office products. In addition, it has responsibility for product development and acquisition for its markets, providing customer- and channel-ready products and solutions.

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

All corporate expenses, including interest, have been allocated to the operating segments.

Operating segment profit or loss information for the three months ended September 30, 2000 and 1999 is as follows (in millions):


                              Industry  General Developing      Other
                             Solutions  Markets    Markets Businesses     Total
2000
Revenue from external
   customers                   $ 2,213   $1,206     $  678     $  365   $ 4,462
Intercompany revenues                8       33          -        (41)        -
Total segment revenues         $ 2,221   $1,239     $  678     $  324   $ 4,462


Segment profit/(loss)/1/       $   (80)   $ (58)     $ (72)    $   14   $ (196)


1999
Revenue from external
   customers                   $ 2,361   $1,127     $  671     $  468   $ 4,627
Intercompany revenues                7       31          -        (38)        -
Total segment revenues         $ 2,368   $1,158     $  671     $  430   $ 4,627


Segment profit                 $   331   $   48     $   69     $   57   $   505

Operating segment profit or loss information for the nine months ended September 30, 2000 and 1999 is as follows (in millions):


                              Industry  General Developing      Other
                             Solutions  Markets    Markets Businesses     Total
2000
Revenue from external
   customers                   $ 6,691   $3,766     $1,980     $1,144   $13,581
Intercompany revenues               31      167          -       (198)        -
Total segment revenues         $ 6,722   $3,933     $1,980     $  946   $13,581


Segment profit/(loss)/1/       $   215   $  (22)     $(106)    $  178   $   265

1999
Revenue from external
   customers                   $ 7,124   $3,385     $1,909     $1,371   $13,789
Intercompany revenues               26       73          -        (99)        -
Total segment revenues         $ 7,150   $3,458     $1,909     $1,272   $13,789


Segment profit                 $ 1,106   $  194     $  192     $  140   $ 1,632







/1/	The following is a reconciliation of segment profit to total Company Income
(Loss) before Income Taxes (Benefits), Equity Income and Minorities'
Interest:

                                      Three months ended  Nine months ended
                                            September 30,      September 30,
                                                    2000               2000

Total segment profit                            $(196)             $  265
2000 Restructuring:
  Inventory charges                          -              (119)
  Restructuring charge and asset
    impairments                              -       -      (504)    (623)
CPID purchased in-process R&D                        -                (27)

Income (Loss) before Income Taxes (Benefits),
  Equity Income and Minorities' Interests       $(196)              $(385)

10.  Acquisitions

On January 1, 2000, we and Fuji Xerox completed the acquisition of the Color Printing and Imaging Division of Tektronix, Inc.
(CPID). The aggregate consideration paid of $925 million in cash, which includes $73 million paid directly by Fuji Xerox, is subject to certain post-closing adjustments. CPID manufactures and sells color printers, ink and related products, and supplies. The acquisition was accounted for in accordance with the purchase method of accounting. The operating results of CPID have been included in the consolidated statement of income since January 1, 2000.

The excess of cash paid over the fair value of net assets acquired has been allocated to identifiable intangible assets and goodwill. An independent appraiser, using a discounted cash flow approach, valued the identifiable intangible assets. The value of the identifiable intangible assets includes $27 million for acquired in-process research and development which was written off in the first quarter of 2000. This charge represents the fair value of certain acquired research and development projects that were determined not to have reached technological feasibility as of the date of the acquisition. We determined the amount of the purchase price to be allocated to in-process research and development, based on the methodology that focused on the after-tax cash flows attributable to the in-process products combined with the consideration of the stage of completion of the individual research and development project at the date of acquisition. The remaining excess of the purchase price was allocated to other identifiable intangible assets and goodwill. Identifiable intangible assets included in the valuation, exclusive of intangible assets acquired by Fuji Xerox, were the installed customer base ($209 million), the distribution network ($123 million), the existing technology ($103 million), the workforce ($71 million), and trademarks ($23 million). These identifiable assets are included in the Intangibles and other assets in the Consolidated Balance Sheet. The remaining excess has been assigned to goodwill. Other identifiable intangible assets and goodwill are being amortized on a straight-line basis over their estimated useful lives which range from 7 to 25 years.

The valuation of the identifiable intangible assets, referred to above, is based on studies and valuations which have been finalized. However the final goodwill amount may be affected by any post-closing adjustments which could potentially reduce the purchase price.

11.  Divestitures

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

12.  Mexico Provision

For the nine months ended September 30, 2000, the Company recorded a pre-tax provision of $170 million ($120 million after taxes) related to its previously announced issues in Mexico. A portion of this provision includes an amount which would ordinarily represent a charge for uncollectable accounts that would be included in Selling, administrative, and general expenses. This amount is presently not determinable.

The provision relates to establishing reserves for uncollectable long-term receivables, recording liabilities for amounts due to concessionaires and, to a lesser extent, for adjustments related to contracts that did not fully meet the requirements to be recorded as sales-type leases. No further provisions are expected. The investigation of this matter by the Audit Committee of our Board of Directors, with the assistance of outside advisors, is presently being finalized.

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

In June 2000, the Company was advised that the Securities and Exchange Commission (SEC) had entered an order of a formal, non-public investigation into our accounting and financial reporting practices in Mexico. We are cooperating fully with the SEC.

13.  Litigation

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

On April 11, 1996, an action was commenced by Accuscan Corp. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40 million. However, on September 14, 1998, the Court granted the Company's motion for a new trial on damages. The trial ended on October 25, 1999 with a jury verdict of $10 million. The Company's motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the Court. The Company is appealing to the Court of Appeals for the Federal Circuit. Accuscan is appealing the new trial grant which reduced the verdict from $40 million and seeking a reversal of the jury's finding of no willful infringement. We are in the midst of the briefing schedule at the Court of Appeals.

A consolidated lawsuit was filed in the United States District Court for the Western District of Texas. It was a consolidation of two previously separate lawsuits, one of which had been filed in the United States District Court for the District of New Jersey and had been transferred to Texas, and the other which was commenced in Texas. Plaintiffs in both cases claimed that the withdrawal of Crum & Forster Holdings, Inc. (a former subsidiary of ours) (C&F) from the Xerox Corporation Employee Stock Ownership Plan (ESOP) constituted a wrongful termination under the Employee Retirement Income Security Act (ERISA). Both cases were also brought as purported class actions. The complaints in the two cases asserted different legal theories for recovery. In one case damages of $250 million were alleged and in the other case damages were unspecified.

On October 4, 2000, the Court granted Xerox's motion for summary judgment and dismissed the case in its entirety.  The plaintiffs
may still attempt to appeal the court's ruling.   Xerox will
vigorously defend any such appeal.

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

We deny any liability for the plaintiffs' alleged damages and intend to vigorously defend these actions. Xerox has not answered or appeared in any of the cases because all three have either been stayed by stipulation of the parties or order of the court. Plaintiffs are currently seeking to have the three cases coordinated with a number of other unrelated groundwater cases pending in Southern California. Xerox is opposing coordination of the cases.

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

On June 12, 2000, the individual named defendants and Xerox Corporation made a motion to dismiss the amended consolidated class action complaint for failure to meet the pleading requirements of the Private Securities Litigation Reform Act. Plaintiffs filed an opposition to the motion on July 13, 2000. The motion is pending.

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

On October 5, 2000, the Individual Defendants and Xerox
Corporation made a motion to dismiss the complaint for failure to make a pre-suit demand upon the Board and for failure to state a claim for breach of fiduciary duty. The motion is pending.

The Individual Defendants deny the wrongdoing alleged in the complaint and intend to vigorously defend the action.

On August 24, 2000, an action was commenced in the United States District Court for the District of Connecticut against the Company, KPMG, LLP ("KPMG"), and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy and Barry D. Romeril ("Individual Defendants"). The action purports to be a class action on behalf of the named plaintiff and all purchasers of Common Stock of the Company during the period from January 25, 2000 and July 27, 2000 ("Class"). Among other things, the complaint alleges that each of the Company, KPMG and the Individual Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Securities and Exchange Commission Rule 10b-5 thereunder, by participating in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company's Common Stock by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company's Mexican operations. The complaint alleges that this scheme deceived the investing public regarding the true state of the Company's financial condition and caused the named plaintiff and other members of the alleged Class to purchase the Company's Common Stock at artificially inflated prices. The complaint seeks unspecified compensatory damages in favor of the named plaintiff and the other members of the alleged Class against the Company, KPMG and the Individual Defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. Several additional class action complaints alleging the same or substantially similar claims were filed in the same Court.

The Individual Defendants and we deny any wrongdoing alleged in the complaint and intend to vigorously defend the action.


14.    Subsequent Events

During the third quarter we recorded the receipt of a premium of approximately $24 million on the sale of equity put options.
This premium was recorded as an addition to Common shareholders' equity. In October 2000, the holder of these equity put options exercised their option for early termination and settlement. The cost of this settlement to the Company was approximately $92 million for 7.5 million shares with an average strike price of $18.98 per share. This transaction will be recorded as a reduction of Common shareholders' equity during the fourth quarter of 2000. These transactions, therefore, have resulted in a net cash usage of $68 million. On October 24, 2000, we announced a turnaround program, in which we outlined a wide-ranging plan to sell assets, cut costs and strengthen our strategic core. Additionally, we are exploring alternatives to provide financing for customers in a manner that does not involve the Xerox balance sheet, and over time will provide financing to our customers using third parties. We are actively engaged in discussions to sell certain assets, including: our operations in China, a portion of the 50 percent ownership in Fuji Xerox, Xerox Engineering Systems, and our interests in spin-off companies such as ContentGuard and Inxight. We are in discussions with a number of parties to make a significant equity investment in our inkjet business, we are exploring a joint venture with non-competitive partners for our Palo Alto Research Center, and we are considering outsourcing or selling certain manufacturing operations. Furthermore, we are in discussion to form a strategic alliance for our European paper business and commercializing our non-core technology assets through partnerships with venture capital investors. It is expected that in most cases asset sales will result in a gain.

Regarding the cost reductions, we are in the process of finalizing plans designed to reduce costs by $1.0 billion annually, the majority of which will affect 2001. The actions include:

- reallocating resources from headquarter operations to the field, eliminating duplicative industry-and-product organizations and, in certain developing market countries, moving to a distributor-based product-sales approach,

- reducing more than $200 million in manufacturing and supply chain costs,

- reducing service costs through greater emphasis on remote diagnostics and third-party service providers, and by moving activities into the operating companies to eliminate a worldwide service staff organization,

- reducing infrastructure and overhead across corporate headquarters, manufacturing and research and development,

- re-allocating research and development efforts to underpin growth opportunities in solutions and color, working more closely with Fuji Xerox to eliminate R&D redundancies and scrutinizing all programs based on their affordability and future profitability.

No provisions have been recorded relating to possible employee separation as our plans have not been finalized.



Item 2                   Xerox Corporation
             Management's Discussion and Analysis of
           Results of Operations and Financial Condition

 Document Processing

Summary

Total 2000 third quarter revenues declined 4 percent to $4.5 billion compared with $4.6 billion in the 1999 third quarter. Excluding adverse currency translation, pre-currency revenues declined 1 percent. Excluding the beneficial impact of the January 1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division (CPID), pre-currency revenues declined 4 percent.

The 2000 third quarter loss reflected the revenue decline as well as a significant operating margin decline. Equity income from Fuji Xerox improved in the 2000 third quarter.

Including an additional $55 million pre-tax provision ($41 million after taxes) related to the company's previously announced issues in Mexico, the net loss was $167 million in the 2000 third quarter. No further provisions for this issue are expected. Excluding the Mexico provision, the third quarter 2000 net loss was $126 million compared with net income of $339 million in the 1999 third quarter.

Total revenues in the first nine months of 2000 were $13.6 billion which was a decline of 2 percent compared with $13.8 billion in the first nine months of 1999. Excluding adverse currency translation, pre-currency revenues increased 1 percent. Excluding the beneficial impact of the CPID acquisition, pre-currency revenues declined 2 percent. Year to date 2000 revenues included an increase of approximately $40 million associated with excellent growth in licensing patents from our intellectual property portfolio and selling standalone software.

Including the effect of special items, we had a net loss of $265 million in the first nine months of 2000. Excluding special items, net income in the first nine months of 2000 declined 72 percent to $315 million from $1,130 million in the first nine months of 1999. Special items included the following after-tax charges - $443 million in connection with the 2000 restructuring program (including our $18 million share of a separate Fuji Xerox restructuring charge), $17 million for acquired in-process research and development associated with the CPID acquisition and $120 million for the Mexico provision. The decline in net income reflects the significant gross margin deterioration and higher SAG in the first nine months of 2000.


Diluted earnings/(loss) per share:

Including the 6 cent provision arising from the independent investigation of our Mexico operations, our loss per share was $0.26 in the 2000 third quarter. Excluding this provision, the third quarter 2000 loss per share was $0.20 compared with $0.47 earnings per share in the 1999 third quarter. The catch-up impact of an effective tax rate increase adversely affected our results by an estimated 6 cents and unfavorable third quarter year-over-year currency adversely affected our results by an estimated 5 cents.

The CPID acquisition was non-dilutive on third quarter 2000 earnings as the expected synergies we are capturing from the integration are offsetting the higher goodwill and interest expense.

Including special items, the diluted loss per share was $0.44 for the first nine months of 2000. Excluding special items, diluted earnings per share declined 72 percent to $0.43 in the first nine months of 2000 from $1.55 in the first nine months of 1999. Unfavorable year-over-year currency adversely impacted the first nine months earnings by approximately 14 cents.

The following table summarizes net income (loss) and diluted earnings (loss) per share (EPS) for the third quarter and first nine months of 2000:

(in millions, except per-share data)
                                     Three months ended   Nine months ended
                                          September, 30       September, 30
                                          2000     1999       2000     1999

Income before special items             $ (128)   $  339     $  315   $1,130
Restructuring and IPRD charges               2        -        (460)       -
Mexico Provision                           (41)       -        (120)       -

Net Income (Loss)                       $ (167)   $  339     $ (265)  $1,130

EPS:
Income before special items             $(0.20)   $0.47     $  0.43   $ 1.55
Restructuring and IPRD charges               -        -       (0.69)       -
Mexico Provision                         (0.06)       -       (0.18)       -

Diluted EPS                             $(0.26)   $0.47     $ (0.44)  $ 1.55


Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth."

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 11 percent stronger in the 2000 third quarter than in the 1999 third quarter. As a result, currency translation had an unfavorable impact of approximately three percentage points on revenue growth for both the quarter and year-to-date.

Revenues

Revenue By Segment

Revenues and  revenue growth rates by segment are as follows:
                                                                       Memo:
                                              3Q 2000             Pre-Currency
                           1999                  Revenue Growth       Revenue
                         Full Year               Post        Pre      Growth
                         Revenues   Revenues   Currency   Currency   Q1   Q2

Total Revenues            $19.2       $4.5        (4)%       (1)%     6%  (1)%

Industry Solutions Ops.    10.0        2.2        (6)        (3)      -   (5)
General Markets Ops.        4.7        1.2         7         10      19   14
Developing Markets Ops.     2.7        0.7         1          2      15   (2)
Other Businesses            1.8        0.4       (22)       (19)     (4) (16)

Memo: Fuji Xerox            7.8        1.9         4          1       2    7


                                            YTD 2000             .
                                                 Revenue Growth  .
                                                 Post        Pre
                                    Revenues   Currency   Currency

Total Revenues                       $13.6        (2)%        1%

Industry Solutions Ops.                6.7        (6)        (3)
General Markets Ops.                   3.8        11         14
Developing Markets Ops.                2.0         4          4
Other Businesses                       1.1       (17)       (13)

Memo: Fuji Xerox                       6.2        14          3

Dollars are in billions.

Industry Solutions Operations (ISO) covers the direct sales and service organizations in North America and Europe. Revenues declined 6 percent (3 percent pre-currency) in the 2000 third quarter. Open sales territories and lower sales productivity as a result of less experienced sales people following higher sales turnover levels in the early part of this year were compounded by persistent U.S. customer administration issues at a time when competitive product capabilities have strengthened. Pricing pressure increased in certain products including monochrome digital multi-function products and DocuTech in the U.S. and monochrome production products in Europe. Revenues in the 2000 third quarter declined in the U.S., France, Germany and Canada, and reflected good growth in the U.K.

ISO revenues declined 6 percent (3 percent pre-currency) in the first nine months of 2000 due to the continued sales force and U.S. customer administration issues and intensified competitive and pricing pressures.

General Markets Operations (GMO) includes sales agents in North America, concessionaires in Europe and our Channels Group which includes retailers and resellers. General Markets Operations revenues grew 7 percent (10 percent pre-currency) in the 2000 third quarter from the 1999 third quarter including the CPID acquisition. Excluding CPID, General Markets pre-currency revenues declined 5 percent in the 2000 third quarter. European concessionaires had strong growth while revenues from North American sales agents declined modestly. Excellent Channels office color network printer and inkjet revenue growth was somewhat offset by small office/home office monochrome printer and copier declines. Initial shipments of our new DocuPrint M series family of inkjet printers, resulting from our alliance with Sharp Corporation and Fuji Xerox, began in the third quarter.

GMO revenues increased 11 percent (14 percent pre-currency) in the first nine months of 2000 including the favorable impact from the CPID acquisition. Excluding CPID, pre-currency revenues were flat for the first nine months of 2000, driven by flat revenues in North American sales agents.

Developing Markets Operations (DMO) includes operations in Latin America, China, Russia, India, the Middle East and Africa. Third quarter 2000 revenue growth was strong in Brazil reflecting the improving economic environment and activity growth. China and the Middle East and Africa had excellent revenue growth in the third quarter and Russia had strong revenue growth. Revenue declined in Argentina as well as a number of other Latin American countries and in Mexico as this operation recovers from the previously discussed operational issues.

DMO revenues increased 4 percent (4 percent pre-currency) in the first nine months of 2000 reflecting excellent revenue growth in China and the Middle East and Africa, strong growth in India, and modest growth in Brazil, while revenue declined in Argentina and Mexico.

The Company's Latin America operations in general, and Brazil in particular, are subject to volatile economies and currency fluctuations. Our Brazilian operations currently represent approximately 5 percent of total revenues, and as such, will continue to have an impact on the Company's results of operations. Historically, the Brazilian operations have managed to offset the impact of devaluation through pricing actions and reductions in its cost base and accordingly have successfully managed their operations so as to moderate the effects of these economic events. To date, the recovery in Brazil has not fully returned to pre-1999 levels.

Fuji Xerox Co., Ltd., an unconsolidated entity jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan, Australia, New Zealand, and other areas of the Pacific Rim. Fuji Xerox revenues grew 4 percent (1 percent pre-currency) in the 2000 third quarter reflecting flat revenues in Japan and good revenue growth in Fuji Xerox' other Asia Pacific territories.

Fuji Xerox revenues grew 14 percent (3 percent pre-currency) in the first nine months of 2000 reflecting modest revenue growth in Japan and good revenue growth in Fuji Xerox' other Asia Pacific territories.

Key Ratios and Expenses

The trend in key ratios was as follows:
                               1999                         2000      .
                 Q1     Q2     Q3     Q4     FY     Q1     Q2     Q3    YTD

Gross Margin   45.9%  45.3%  43.3%  41.8%  44.0%  42.0%* 40.8%  36.7%  39.9%*

SAG % Revenue  27.2   25.8   26.1   27.8   26.8   27.8   28.5   30.9   29.1

* Excludes inventory charges associated with the 2000 restructuring program. If included, the Gross Margin in Q1 and YTD would have been 39.3% and 39.0%, respectively.

1999 third quarter gross margin, SAG and R&D benefited from significant reversals of first half 1999 provisions for overall incentive compensation expense. As a result, the 2000 year over year unfavorable gross margin and spending comparisons are accentuated.

The gross margin declined by 6.6 percentage points in the 2000 third quarter from the 1999 third quarter, or 6.5 percentage points excluding CPID. Approximately two-thirds of the gross margin decline was the result of weak activity, including DocuTech and Production Printing equipment sales, and unfavorable product mix. In addition, unfavorable transaction currency and competitive pricing pressures were only partially offset by manufacturing and other productivity improvements.

Gross margin declined by 5.0 percentage points in the first nine months of 2000 from the first nine months of 1999 or 4.7 percentage points excluding CPID. The decline reflects weak DocuTech and Production Printing equipment sales, competitive price pressure and unfavorable currency. In addition, gross margin was adversely impacted by unfavorable product mix and lower service gross margins, as service revenue declines have not yet been accompanied by corresponding cost reductions. Gross margin in the first quarter of 2000 benefited from increased licensing and stand-alone software revenues associated with the licensing of a number of patents from our intellectual property portfolio.

Selling, administrative and general expenses (SAG) grew 14 percent in the 2000 third quarter. Excluding the favorable effect of currency, SAG grew 18 percent, or 15 percent excluding CPID. SAG includes $138 million and $316 million in bad debt provisions in the 2000 third quarter and year-to-date which is $54 million higher than the 1999 third quarter, and $108 million higher than year-to-date 1999. The main drivers of the increase in bad debts for both the quarter and year-to-date are primarily in the U.S. as we continue to resolve aged billing and receivables issues. SAG growth also includes increased sales payline and incentive compensation partially offset by the impact of increased open sales territories; significant transition costs associated with the implementation of our European shared services organization; the continuing persistent impact of the U.S. customer administration issues and significant marketing, advertising and promotional investments for our major inkjet printer initiative. In the 2000 third quarter, SAG represented
30.9 percent of revenue compared with 26.1 percent of revenue in the 1999 third quarter. Year-to-date, SAG represented 29.1 percent of revenue compared with 26.3 percent of revenue in 1999.

Research and development (R&D) expense grew 18 percent in the 2000 third quarter, or 13 percent excluding CPID, reflecting increased program spending. We continue to invest in technological development to maintain our position in the rapidly changing document processing market with an added focus on increasing the effectiveness and value of that investment. R&D expense grew 5 percent for the first nine months of 2000, as compared to 1999. Xerox R&D remains technologically competitive and is strategically coordinated with Fuji Xerox.

Worldwide employment declined by 300 in the 2000 third quarter to 96,000 as a result of 900 employees leaving the company under the 1998 and 2000 worldwide restructuring programs partially offset by the net hiring of 600 employees, primarily for the company's growing document outsourcing business. Worldwide employment increased by 1,400 in the first nine months of 2000 as a result of our acquisition of CPID with 2,200 employees and a net hiring of 1,800 employees, primarily in the second quarter and for the Company's fast-growing document outsourcing business, partially offset by 2,600 employees leaving the company under the 1998 and 2000 worldwide restructuring programs.

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

The $66 million increase in Other, net, from the 1999 third quarter largely reflects increased non-financing interest expense and goodwill and other identifiable intangibles amortization associated with the January, 2000 CPID acquisition as well as increased non-financing interest expense associated with higher interest rates and higher debt levels. Total non-financing interest expense was $112 million in the 2000 third quarter which is $53 million higher than the 1999 third quarter. In the 2000 third quarter we recorded $28 million of increased interest income on tax audit settlements which on a year-over-year basis is largely offset by the 1999 third quarter gain of $20 million on the sale of our remaining interest in Documentum, Inc.

For the first nine months of 2000, Other, net increased $94 million as the asset gains, described below, and the increased interest income on tax audit settlements were more than offset by increased non-financing interest expense and goodwill and other identifiable intangibles amortization associated with the CPID acquisition as well as increased non-financing interest expense associated with higher interest rates and higher debt levels. Total year-to-date non-financing interest expense was $289 million which is $99 million higher than the 1999 year-to-date.

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

During the third quarter, the Company recorded an additional pre-tax provision of $55 million ($41 million after taxes or $0.06 per share) related to collection issues on long-term receivables resulting from imprudent business practices associated with the previously announced issues in Mexico. In the second quarter, the Company recorded a pre-tax provision of $115 million ($78 million after taxes or $0.11 per share). A portion of these provisions includes an amount which would ordinarily represent a charge for uncollectable accounts that would be included in Selling, administrative, and general expenses. This amount is presently not determinable.

Over a period of years, several senior managers in Mexico had collaborated to circumvent Xerox accounting policies and administrative procedures. The charges related to provisions for uncollectable long-term receivables, the recording of liabilities for amounts due to concessionaires and to a lesser extent for contracts that did not fully meet the requirements to be recorded as sales-type leases. No further provisions are expected. The investigation of this matter by the Audit Committee of our Board of Directors, with the assistance of outside advisors, is presently being finalized.

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

The Company was advised in June, 2000 that the U.S. Securities and Exchange Commission (SEC) had entered an order of a formal, non-public investigation into our accounting and financial reporting practices in Mexico. We are cooperating fully with the SEC.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in Earnings of Subsidiaries

Income (Loss) before income taxes was a loss of $196 million in the 2000 third quarter including the Mexico provision. Excluding the Mexico provision, the loss before income taxes was $141 million in the 2000 third quarter compared with income of $505 million in the 1999 third quarter.

Including the effect of special items, the loss before income taxes was $385 million in the first nine months of 2000. Excluding special items, income before income taxes in the first nine months of 2000 declined 73 percent to $435 million from $1,632 million in the first nine months of 1999. Special items include the following on a pre-tax basis - a charge of $623 million in connection with the 2000 restructuring program, a $27 million charge for acquired in-process research and development associated with the CPID acquisition and a $170 million provision for Mexico.

The effective tax rate, including the tax benefit on the Mexico provision, was 14.8 percent in the 2000 third quarter and 24.2 percent for the first nine months of 2000. Excluding the tax benefit of the Mexico provision, the 2000 third quarter rate was
10.6 percent and 20.0 percent for the first nine months of 2000. The 1999 third quarter, 1999 full year and the underlying 2000 first half tax rate was 31.0 percent. We expect the underlying 2000 full year tax rate to be similar to the underlying year-to-date rate of 38.0 percent. The adjustment in the underlying tax rate from 31.0 percent to 38.0 percent that was applied to the first half income reduced the 2000 third quarter tax benefit and increased the net loss by $38 million or 6 cents per share. The increase in the effective tax rate is due primarily to a lower tax rate on losses in Europe compared with expected profits.

Equity in net income of unconsolidated affiliates is principally our 50 percent share of Fuji Xerox income. Total equity in net income increased by $5 million in the 2000 third quarter and $21 million for the first nine months of 2000 reflecting improved Fuji Xerox business results and favorable currency translation.

Fuji Xerox revenues of $1.9 billion in the 2000 third quarter increased 4 percent compared with the 1999 third quarter, including the favorable impact of currency translation resulting primarily from the strengthening yen compared with the U.S. dollar. Pre-currency revenue growth was 1 percent. Net income of $30 million in the 2000 third quarter increased 51 percent from the 1999 third quarter driven by the higher revenues, higher gross margin due primarily to manufacturing cost productivity, a lower statutory tax rate and favorable currency.

Fuji Xerox revenues of $6.2 billion in the first nine months of 2000 increased 14 percent compared with the same period in 1999 including the favorable impact of currency translation. Pre-currency revenue growth was 3 percent. Net income of $167 million in the first nine months of 2000 increased from the prior year due to improved business results and favorable currency.

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

As of September 30, 2000, approximately 1,200 employees had left the company under the program, and termination benefits of $59 million have been charged to the reserve. Asset impairment, inventory charges and other charges of $71 million, $119 million and $10 million, respectively, have also been charged against the restructuring reserve. The 2000 restructuring reserve balance at September 30, 2000 totaled $354 million which relates to cash expenditures to be incurred primarily during the remainder of 2000 and early 2001.

Additional details regarding the initiatives and status of the 2000 restructuring reserve are included in Note 5 of the "Notes to Consolidated Financial Statements" of this Quarterly Report on
Form 10-Q.

In April 1998, we announced a worldwide restructuring program. In connection with this program, we recorded a second quarter 1998 pre-tax provision of $1,644 million ($1,107 million after taxes including our $18 million share of a restructuring charge recorded by Fuji Xerox). The program includes employment reductions, the closing and consolidation of facilities, and the write-down of certain assets.

As of September 30, 2000, approximately 11,400 employees had left the company under the 1998 restructuring program. The majority of the reserve balance of $185 million at September 30, 2000 relates to expenditures to be incurred primarily during 2000 for the completion of certain European initiatives and continued payments associated with the severance and lease cancellation initiatives already implemented. We expect the remaining reserve to be fully encumbered by the end of 2000.

The status of the 1998 restructuring reserve is included in Note
6 of the "Notes to Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

On January 1, 2000 we completed the acquisition of the Tektronix, Inc. Color Printing and Imaging Division (CPID) for $925 million in cash including $73 million paid by Fuji Xerox for the Asia Pacific operations of CPID. This transaction resulted in goodwill and other identifiable intangible assets of approximately $637 million, which will be amortized over their useful lives, ranging from 7 to 25 years. In addition, we recognized a $27 million pre-tax charge in the 2000 first quarter for acquired in-process research and development associated with this acquisition.

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

Discontinued Operations - Insurance and Other

The net investment in our discontinued businesses which includes Insurance and Other Discontinued Businesses totaled $743 million at September 30, 2000 compared with $702 million at December 31, 1999. The increase in the first nine months of 2000 was primarily caused by the scheduled funding of reinsurance coverage for certain of the former Talegen Holdings, Inc. companies to Ridge Reinsurance Limited partially offset by proceeds from real estate sales.

In July 2000, our OakRe life insurance business entered into an agreement with a subsidiary of the buyer of Xerox Life whereby the subsidiary assumed the remaining reinsurance liabilities associated with the Single Premium Deferred Annuity policies issued by Xerox Life. The agreement results in the completion of the run-off of OakRe. We expect that by the end of the 2000, upon regulatory approval, OakRe will pay a dividend of approximately $80 million, including $60 million of cash and cash equivalents, to Xerox Financial Services, Inc., a wholly owned subsidiary of the Company. The dividend is approximately equal to the remaining carrying value of our investment in OakRe.




Capital Resources and Liquidity

Historically, the Company's overall funding requirements have been to finance customers' purchases of Xerox equipment and to a lesser extent in recent years to fund working capital requirements. In addition, in 1998 we funded the $413 million acquisition of XLConnect Solutions. In 1999 we funded the acquisition of OmniFax and the increase in our ownership in our joint venture in India for a combined total of $102 million and in 2000 we funded the $852 million acquisition of CPID. The primary sources of funding have been cash flows from operations and borrowings under our commercial paper and term funding programs plus some securitization of finance and trade receivables. Since the beginning of October 2000, the Company has experienced a significant reduction in its ability to access capital markets and uncommitted bank lines of credit. Decisions related to funding of our businesses will remain based on the interest rate environment and capital market conditions as well as our ability to access these markets. Currently, these markets and uncommitted bank lines are largely unavailable to us.

As a result, as of October 31, 2000 we had drawn down $5.3 billion under our $7 billion Revolving Credit Agreement dated as of October 27, 1997 with a group of banks (the "Agreement"). These funds were used primarily to pay down commercial paper, medium term notes and similar obligations. We are in compliance with the covenants, terms and conditions in the Agreement, which matures on October 22, 2002, and we expect that the remaining balance of the commitments under the Agreement will be fully available to us to support the Company's business operations going forward.

We anticipate that we will require approximately $1.1 billion during the balance of the year to refinance commercial paper, maturing medium term notes and maturing bank obligations. The Company does not have any other material short-term obligations during the balance of the year to be financed through the Agreement unless the Company's debt ratings are further downgraded as discussed below.

The Company is implementing several global initiatives to reduce costs and improve operations and sell certain non-core assets that should positively affect the Company's capital resources and liquidity position when completed. These include the implementation of a non-core asset divestiture program, which is expected to generate between $2 billion and $4 billion when completed. In addition, the Company has initiated discussions to change its current method of financing customer purchases of Xerox equipment and to evaluate the sale of all or a portion of the existing finance receivables portfolio, the proceeds of which would be used primarily to reduce debt.

The Company has also initiated a worldwide cost reduction program which should result in annualized expense savings of $1 billion when completed. These initiatives are expected to be completed during 2001.

We believe that our liquidity is presently sufficient to meet our current and our anticipated needs going forward, subject to timely implementation and execution of the non-core asset sales and the global operating initiatives discussed above. Should the Company not be able to successfully complete these initiatives or non-core asset sales on a timely or satisfactory basis, it will be necessary for the Company to obtain additional sources of funds through other improvements in our operations or through bridge or other financing from third parties.

In September 2000, we completed the securitization of certain finance and accounts receivables in the United States as part of our overall funding strategy. Gross proceeds from the finance receivables securitization totaled $411 million. Since this transaction was accounted for as a secured borrowing, the balance sheet continues to reflect the receivables and related debt obligation. Proceeds from the accounts receivable securitization program totaled $315 million and the related amounts were deducted from the balance sheet as a result of the sale. The earnings impact of these transactions was not material.

The credit rating agencies that assign ratings to the Company's debt have recently taken various actions including downgrading the Company's senior debt and short-term debt. As of November 13, 2000, Moody's debt ratings were Baa2 and P-2, respectively, and the Company's long-term and short-term ratings were being reviewed for possible downgrade; Fitch debt ratings were BBB- and F3, respectively, and the ratings were on Ratings Watch Negative and Standard and Poors debt ratings were BBB- and A-3, respectively, and the ratings outlook was stable.

The recent lowering of the ratings of the Company's debt are expected to result in higher borrowing costs and limited access to the capital markets for the Company going forward. Should the Company be further downgraded by either Moody's or Standard and Poors to non-investment grade status, the counterparties to certain of the Company's derivative agreements may require the Company to repurchase the obligations under such agreements from the counterparties in the approximate aggregate amount of $110 million. In addition, if both credit rating agencies downgrade the Company to non-investment grade status, the Company may be required to repurchase an additional approximate aggregate amount of $130 million. Finally, if either credit rating agency downgrades the Company to a non-investment grade status, the Company may be precluded from making subsequent accounts receivable sales under the Accounts Receivable Sale Agreement (see Note 2 of the "Notes to Consolidated Financial Statements" of this Quarterly Report on Form 10-Q). If this were to occur the majority of the $315 million would require refinancing from another source within two to three months. There is no assurance that the Company's credit ratings will be maintained, the Company's credit ratings will not be downgraded below investment grade, the various counterparties to qualifying derivative agreements would not require the obligations to be repurchased by the Company and/or that the Company will have ready access to the credit markets in the future.

Total debt, including ESOP and Discontinued Operations debt not shown separately in our consolidated balance sheets, was $17,197 million at September 30, 2000, reflecting a decline of $360 million from June 30, 2000 (primarily related to completion of our accounts receivable securitization program). Compared with December 31, 1999, total debt increased by $2,196 million. The changes in total indebtedness during the first nine months of 2000 and 1999 are summarized as follows (in millions):



                                        2000        1999
Total debt* as of January 1           $15,001     $15,107

Non-Financing Businesses:
Document Processing
  operations cash usage                 1,391         687
Brazil dollar debt reallocation**          15         572
Discontinued businesses***                 92        (109)
Non-Financing Businesses                1,498       1,150
Financing Businesses**                   (282)     (1,154)
Shareholder dividends                     441         439
Acquisitions                              873         161
Proceeds from divestitures                (90)          -
All other changes, primarily currency    (244)        (15)
Total debt* as of September 30        $17,197     $15,688

* Includes discontinued operations.

** Includes reallocation from and to our non-financing businesses of a portion of Xerox do Brasil's U.S. dollar denominated debt used to fund customer finance receivables denominated in Brazilian currency. The reallocations were performed consistent with the 8:1 debt to equity guideline used in our customer financing businesses.

*** The increase in cash usage primarily reflected a one-time tax payment in 2000 in settlement of prior year tax liability and the reduced net cash proceeds from the sale of assets in 2000 versus 1999. We anticipate that discontinued businesses will generate cash for the balance of the year that will almost fully offset the first nine months usage.

In summary, the Company's liquidity is currently provided through various financing strategies including securitizations and utilization of its Revolving Credit Agreement. The Company is also implementing global initiatives to reduce costs and improve operations, negotiating the sale of certain non-core assets, and discussing with third parties possible incremental bridge or other financing facilities. In addition, the Company has initiated discussions to change its current method of financing customer purchases of Xerox equipment and to evaluate the sale of all or a portion of the existing finance receivables portfolio. The adequacy of the Company's continuing liquidity is dependent upon its ability to successfully generate positive cash flow from an appropriate combination of these sources.

Document Processing Non-Financing Operations

The following table summarizes document processing non-financing operations cash generation and usage for the nine months ended
September 30, 2000 and 1999 (in millions):

                                            2000        1999

Income (loss)                            $  (433)    $   886
Add back special items:
 Restructuring charge, net                   443           -
 Tektronix IPRD charge, net                   17           -
 Mexico charge, net                          120           -
Income before special items                  147         886
Depreciation* and amortization               824         659
Cash from Operations                         971       1,545
Additions to land, buildings
  and equipment                             (324)       (393)
Increase in inventories                     (217)        (60)
Increase in on-lease equipment              (483)       (249)
Decrease/(Increase) in accounts
  receivable                                  66        (497)
Net change in other assets and
  liabilities                             (1,182)       (694)
Sub-total                                 (1,169)       (348)
Cash payments for 1998 and 2000
  restructurings                            (222)       (339)
Net Cash Usage                           $(1,391)    $  (687)

* Includes on-lease equipment depreciation of $452 and $332 million in the nine months ended September 30, 2000 and 1999, respectively

Non-financing operations' net cash usage during the first nine months of 2000 and 1999 totaled $1,391 million and $687 million, respectively. On a year-over-year basis, lower non-financing income was partially offset by higher non-cash on-lease equipment depreciation charges and higher goodwill and intangible asset amortization primarily associated with our January, 2000 CPID acquisition. During the third quarter of 2000 net cash generation totaled $131 million.

Additions to land, buildings and equipment primarily include office furniture and fixtures, production tooling and our investments in Ireland, where we are consolidating European customer support centers and investing in inkjet manufacturing. The decline in the first nine months of 2000 versus 1999 is primarily due to lower spending for the Ireland projects. Inventory growth during the first nine months of 2000 was higher than in the first nine months of 1999 due to lower than anticipated equipment sales and some inventory build for new products, primarily the DocuColor 2000 family and Inkjet. On-lease equipment increased by $234 million more than in 1999, before depreciation, reflecting growth in our document outsourcing business and increased customer preference to finance equipment on operating leases. Accounts receivable cash generation improved by $563 million reflecting the $315 million accounts receivable securitization and some improvement in days sales outstanding. The increase in other asset and liability usage is due primarily to lower deferred tax accruals due to lower income as well as higher cash tax payments in 2000 versus 1999. These unfavorable items were partially offset by lower cash payments made under employee compensation plans and payments received in connection with the license and royalty elements of the ContentGuard transaction.

Cash payments related to the 1998 restructuring amounted to $153 million and $339 million in first nine months of 2000 and 1999, respectively. The decline reflects the maturity and overall wind-down of the program. Cash payments related to the 2000 restructuring amounted to $69 million. The status of the restructuring reserves is included in Notes 5 and 6 of the "Notes to Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

Financing Businesses

Customer financing-related debt declined by $282 million in the first nine months of 2000 and by $1,154 million in the first nine months of 1999. Year-to-date 2000 new business was funded with financing business net income and higher deferred taxes. The 1999 change reflects the impact on our Brazilian finance receivables of the significant first quarter 1999 devaluation of the Brazilian real and the pay-down of debt with the $1,150 million proceeds from the June and September 1999 finance receivable securitizations.


For analytical purposes, total equity includes common equity, ESOP preferred stock, mandatorily redeemable preferred securities and minorities' interests.

The following table summarizes the components and changes in total equity during the first nine months of 2000 and 1999 (in millions):

                                         2000        1999
Minorities' interests                  $  127      $  124
Mandatorily redeemable preferred
  Securities                              638         638
Preferred stock                           669         687
Common equity                           4,911       4,857

Total equity as of January 1           $6,345      $6,306
Net income (loss)                        (265)      1,130
Shareholder dividends                    (441)       (439)
Exercise of stock options                  26         120
Change in minorities' interests            (3)         (2)
Translation adjustments                  (292)     (1,051)
All other, net                            102          81
Total equity as of September 30        $5,472      $6,145

Minorities' interests                  $  124      $  122
Mandatorily redeemable preferred
  Securities                              638         638
Preferred stock                           659         674
Common equity                           4,051       4,711
Total equity as of September 30        $5,472      $6,145



Risk Management

Xerox is typical of multinational corporations because it is exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition.

We have entered into certain financial instruments to manage interest rate and foreign currency exposures. These instruments are held solely for hedging purposes and include interest rate swap agreements, forward exchange contracts and foreign currency swap agreements. We do not enter into derivative instrument transactions for trading purposes and employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives. Considering our current situation, there is no assurance we will be able to continue to execute interest rate and foreign currency swap transactions with counterparties.

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


Supplemental Third Quarter Revenue Discussion:


Revenue By Major Product Category

                                 1999                         2000           .
                                                   FY
                                                  Total
                   Q1    Q2    Q3    Q4    FY      $*     Q1    Q2    Q3   YTD

Total Revenues     (1)%   4%    2%   (3)%   -%   $19.2     6%   (1)%  (1)%  1%

B&W Office/SOHO    (2)    1     -    (4)   (1)     8.2    (1)   (5)   (7)  (4)
B&W Production     (2)    2     1    (8)   (2)     5.9    (4)  (11)  (15) (10)
Color               8    10    11     1     7      1.9    64    60    74   66

*Revenues are pre-currency except total dollars. Dollars are in billions. Revenues include major product categories only and exclude some small operations.

Black & White Office and Small Office/Home Office (SOHO) revenues include our expanding family of Document Centre digital multi-function products, light-lens copiers under 90 pages per minute, our DocuPrint N series of laser printers and digital copiers sold through indirect sales channels, and facsimile products.
Revenues declined 7 percent in the 2000 third quarter from the 1999 third quarter including declines in office copying, indirect channels laser printing and copying and facsimile. Office copying revenue declined as equipment sales declined reflecting lower light-lens copier installations and increasing competitive pressures partially offset by higher Document Centre equipment sales. All other revenues include revenues from service, document outsourcing, rentals, supplies and finance income, and represent the revenue stream that follows equipment placement. These office copying third quarter 2000 revenues are essentially unchanged from the 1999 third quarter as increases in Document Centre have offset light lens declines. Black & White Office and SOHO revenues represented 40 percent of third quarter 2000 revenues compared with 43 percent in the 1999 third quarter.

Black & White Production revenues include DocuTech, Production Printing, and light-lens copiers over 90 pages per minute. Revenues declined 15 percent in the 2000 third quarter from the 1999 third quarter reflecting very weak equipment sales and a modest decline in all other revenues. DocuTech and production printing revenues declined in the 2000 third quarter, as equipment sales were very weak due to open sales territories and fewer experienced sales people; unfavorable product mix; increased DocuTech competition resulting in increased pricing pressure, more contested sales and elongated sales cycles; and the beginning of the movement of some printing to electronic substitutes. Production light-lens revenues declined significantly in the 2000 third quarter from the 1999 third quarter as the transition to digital products continued. Post equipment install revenues were also adversely affected by equipment sale revenue declines in earlier quarters. Black & White Production revenues represented 26 percent of third quarter 2000 revenues compared with 31 percent in the 1999 third quarter.

Color Copying and Printing revenues grew 74 percent in the 2000 third quarter from the 1999 third quarter including the impact of the CPID acquisition. Excluding CPID, color revenues grew 34 percent reflecting a continued significant acceleration from 1999 and first half 2000 trends. Growth reflects the success of our DocuColor 2060 and DocuColor 2045 Digital Color Presses which began shipments in June, 2000 as well as continued excellent placements of the DocuColor 12 and Document Centre ColorSeries 50, the industry's first color-enabled digital multi-function product, which were introduced in the 1999 second half. Inkjet revenue had excellent growth reflecting initial shipments of our new DocuPrint M series of inkjet printers partially offset by lower pricing, as anticipated. Including the CPID acquisition, color revenues represented 16 percent of third quarter 2000 revenues compared with 9 percent in the 1999 third quarter.

Revenue By Type

The pre-currency growth rates by type of revenue are as follows:

                                     1999                  2000     .
                        Q1    Q2    Q3    Q4    FY     Q1    Q2   Q3   YTD

Equipment Sales         (3)%   2%    5%   (8)%  (2)%    5%   (5)% (9)%  (4)%
All Other Revenues       1     4     -     -     1      6     2    4     4

Total Revenues          (1)%   4%    2%   (3)%   -%     6%   (1)% (1)    1%


Equipment sales declined 9 percent in the 2000 third quarter including the beneficial impact of the CPID acquisition. Excluding CPID, equipment sales declined 13 percent due to weak equipment sales primarily in North America resulting from open sales territories and lower sales productivity as a result of less experienced sales people following higher sales turnover levels in the early part of this year, persistent customer administration issues, intense competition and pricing pressures. Channels equipment sales, excluding CPID, reflected weak small office/home office monochrome laser printer and copier equipment sales. Inkjet equipment sales had excellent growth reflecting initial shipments of our new DocuPrint M series of inkjet printers partially offset by anticipated lower pricing and unfavorable mix.

All other revenues, including revenues from service, document outsourcing, rentals, standalone software, supplies, paper and finance income, represent the revenue stream that follows equipment placement. These revenues are primarily a function of our installed population of equipment, usage levels, pricing and interest rates. All other revenues in the 2000 third quarter grew 4 percent compared with the 1999 third quarter. Excluding CPID, all other revenues grew 1 percent. All other revenues benefited from excellent growth in document outsourcing and strong supplies growth from our growing installed population of inkjet and laser printers and copiers sold through indirect channels. Revenues were adversely impacted by lower service revenues reflecting the recent trend of lower equipment sales and continue to be adversely affected by the page volume impact of distributed printing and pages diverted from copiers to printers. Finance income was lower largely due to the unfavorable flow-through impact of the 1999 finance receivables securitizations and the year over year impact of the $11 million gain from the third quarter 1999 securitization as well as lower equipment sales.

Document Outsourcing revenues are split between Equipment Sales and all other revenues. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included in Equipment Sales, and all other document outsourcing revenues, including service, equipment rental, supplies, paper, and labor, are included in all other revenues. Document Outsourcing, excluding equipment sales revenue, grew 22 percent in the 2000 third quarter.


Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption "Risk Management" on page 40 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Note 13 contained in the "Notes to Consolidated Financial Statements" of this Quarterly Report on
Form 10-Q is incorporated by reference in answer to this item.

Item 2.  Changes in Securities

During the quarter ended September 30, 2000, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a)  Securities Sold:  on July 1, 2000, Registrant issued
     4,884 shares of Common stock, par value $1 per share.

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

     Exhibit 3 (b) By-Laws of Registrant, as amended through
     May 11, 2000.  Incorporated by reference to Exhibit 3 (b)to
     Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

     Exhibit 4(h) $7,000,000,000 Revolving Credit Agreement dated October 22, 1997 among Registrant, Xerox Credit Corporation and certain Overseas Borrowers, as Borrowers, and Various Lenders and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and The First National Bank of Chicago, as Agents"

     Exhibit 4(i) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis have not been filed. The Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

     Exhibit 11 Computation of Net Income (Loss) per Common Share.

     Exhibit 12 Computation of Ratio of Earnings to Fixed Charges.

     Exhibit 27 Financial Data Schedule (in electronic form only).

(b)  Current reports on Form 8-K dated July 14, 2000 and August
     30, 2000 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         XEROX CORPORATION
                                           (Registrant)



                                      /s/ Gregory B. Tayler
                                   _____________________________
Date: November 14, 2000                By  Gregory B. Tayler
                                   Vice President and Controller
                                  (Principal Accounting Officer)