Form 10-K
period 2000-12-31
XEROX CORP
filed 2001-06-07
CIK 108772

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2000

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934   For the transition period from: ______ to ______

                               XEROX CORPORATION
            (Exact name of registrant as specified in its charter)

                                    1-4471

                           (Commission file number)

New York                                                            16-0468020
--------                                                            ----------
(State of incorporation)                  (I.R.S. Employer Identification No.)

P.O. Box 1600, Stamford, Connecticut                                     06904
------------------------------------                                     -----
(Address of principal executive offices)                            (Zip Code)

      Registrant's telephone number, including area code: (203) 968-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange

Title of Each Class                                    on Which Registered
-------------------                                    -------------------

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

                                                       Yes: (  )  No: (X)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                     (  )

The aggregate market value of the voting stock of the registrant held by non-
affiliates as of April 30, 2001 was:                             $6,231,027,145.

                            (Cover Page Continued)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                            Outstanding at April 30, 2001
-----                                            -----------------------------

Common Stock, $1 Par Value                                  694,264,863 Shares


                      Documents Incorporated By Reference
                      -----------------------------------

Portions of the following documents are incorporated herein by reference:


                                                       Part of 10-K in
Document                                               Which Incorporated
--------                                               ------------------

Xerox Corporation 2000 Annual Report to Shareholders         I & II

From time to time Xerox Corporation (the Registrant or the Company) and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-K, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

The words "anticipate", "believe", "estimate", "expect", "intend", "will", and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Registrant does not intend to update these forward-looking statements.

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

Transition to Digital - presently black and white light-lens copiers represent approximately 30% of the Registrant's revenues. This segment of the market is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

Expansion of Color - color printing and copying represents an important and growing segment of the market. Printing from computers has both facilitated and increased the demand for color. A significant part of the Registrant's strategy and ultimate success in this changing market is its ability to develop and market machines that produce color prints and copies quickly and at reduced cost. The Registrant's continuing success in this strategy depends on its ability to make the investments and commit the necessary resources in this highly competitive market.

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


Customer Financing Activities - On average, 75 - 80 percent of the Registrant's equipment sales are financed through the Registrant. To fund these arrangements, the Registrant must access the credit markets and the long-term viability and profitability of its customer financing activities is dependent on its ability to borrow and its cost of borrowing in these markets. This ability and cost, in turn, is dependent on the Registrant's credit ratings. Currently the registrant's credit ratings are such as to effectively preclude its ready access to capital markets and the Registrant is currently funding its customer financing activity from cash on hand. There is no assurance that the Registrant will be able to continue to fund its customer financing activity at present levels. The Registrant is actively seeking third parties to provide financing to its customers. In the near-term the Registrant's ability to continue to offer customer financing and be successful in the placement of its equipment with customers is largely dependent upon obtaining such third party financing.

Productivity - the Registrant's ability to sustain and improve its profit margins is largely dependent on its ability to maintain an efficient, cost-effective operation. Productivity improvements through process reengineering, design efficiency and supplier cost improvements are required to offset labor cost inflation and potential materials cost changes and competitive price pressures.

International Operations - the Registrant derives approximately half its revenue from operations outside of the United States. In addition, the Registrant manufactures or acquires many of its products and/or their components outside the United States. The Registrant's future revenue, cost and profit results could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements and local tax issues. Our ability to enter into new foreign exchange contracts to manage foreign exchange risk is currently severely limited, and we anticipate increased volatility in our results of operations due to changes in foreign exchange rates.

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

Revenue Growth - the Registrant's ability to attain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of its equipment sales worldwide and usage growth (i.e., an increase in the number of images produced by customers). The ability to achieve equipment sales growth is subject to the successful implementation of our initiatives to provide industry-oriented global solutions for major customers and expansion of our distribution channels in the face of global competition and pricing pressures. The ability to grow usage may be adversely impacted by the movement towards distributed printing and electronic substitutes. Our inability to attain a consistent trend of revenue growth could materially affect the trend of our actual results.

Turnaround Program - In October 2000, the Registrant announced a turnaround program which includes a wide-ranging plan to generate cash, return to profitability and pay down debt. The success of the turnaround program is dependent upon successful and timely sales of assets, restructuring the cost base, placement of greater operational focus on the core business and the transfer of the financing of customer equipment purchases to third parties. Cost base restructuring is dependent upon effective and timely elimination of employees, closing and consolidation of facilities, outsourcing of certain manufacturing and logistics operations, reductions in operational expenses and the successful implementation of process and systems changes.

The Registrant's liquidity is dependent on the timely implementation and execution of the various turnaround program initiatives as well as its ability to generate positive cash flow from operations and various financing strategies including securitizations. Should the Registrant not be able to successfully complete the turnaround program, including positive cash generation on a timely or satisfactory basis, the Registrant will need to obtain additional sources of funds through other operating improvements, financing from third parties, or a combination thereof.

PART I

Item 1. Business
        --------
Overview

Xerox Corporation (Xerox or the Company) is The Document Company and a leader in the global document market, selling equipment and providing document solutions including hardware, services and software that enhance productivity and knowledge sharing. References herein to "us" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise. We distribute our products in the Western Hemisphere through divisions and wholly-owned subsidiaries. In Europe, Africa, the Middle East, India and parts of Asia, we distribute through Xerox Limited and related companies (collectively Xerox Limited). Xerox had 92,500 employees at year-end 2000.

Fuji Xerox Co., Limited, an unconsolidated entity jointly owned by Xerox Limited and Fuji Photo Film Company Limited, develops, manufactures and distributes document processing products in Japan and other areas of the Pacific Rim, Australia and New Zealand. Japan represents approximately 80 percent of Fuji Xerox revenues, and Australia, New Zealand, Singapore, Malaysia, Korea, Thailand and the Philippines represent 10 percent. The remaining 10 percent of Fuji Xerox revenues are sales to Xerox. Fuji Xerox conducts business in other Asian Pacific Rim countries through joint ventures and distributors. In December 2000, as part of the asset disposition element of our turnaround plan, we completed the sale of our China operations to Fuji Xerox for $550 million cash and their assumption of $118 million of debt. The sale included all of our manufacturing, sales and service functions in China and Hong Kong, including ownership of Xerox (China) Limited and Xerox (Hong Kong) Limited. The sale strengthened our liquidity and produced a $119 million after tax gain. In March 2001 we sold half our ownership interest in Fuji Xerox to Fuji Photo Film for $1,283 million in cash. The Company retains significant rights as a minority Shareholder. All product and technology agreements between Xerox and Fuji Xerox will continue, ensuring that the two companies retain uninterrupted access to each other's portfolio of patents, technology and products.

Our activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products, solutions and services designed to make organizations around the world more productive. We believe that the document is a tool for productivity, and that documents - both electronic and paper - are at the heart of most business processes. Documents are the means for storing, managing and sharing business knowledge. Document technology is key to improving productivity through information sharing and knowledge management and we believe no one knows the document - paper to electronic and electronic to paper - better than we do.

The financing of Xerox equipment is primarily carried out by Xerox Credit Corporation (XCC) in the United States and internationally by foreign financing subsidiaries and divisions in most countries. As part of our turnaround program, we intend to transition equipment financing to third parties. As part of this program, in April 2001 we announced the sale of certain of our European Financing businesses to Resonia Leasing AB. This transition will significantly reduce indebtedness on our balance sheet and improve liquidity.

Turnaround Program
------------------

During 2000, the significant business challenges that we began to experience in the second half of 1999 continued to adversely affect our financial performance. In May 2000, Paul A. Allaire, Chairman and CEO and Anne Mulcahy, President and

COO, assumed their new responsibilities and began work stabilizing the business. After a thorough review, they announced a turnaround plan in October 2000. Implementation of the turnaround program focuses Xerox on its core business and prioritizes cash generation, improved liquidity and a return to profitability in 2001.

The program includes asset dispositions and equity partnerships designed to generate $2 billion to $4 billion. Asset sales include the sale of the Company's China operations to Fuji Xerox, which was completed in December 2000, and in March 2001 the sale of half of the company's interest in Fuji Xerox for approximately $1.3 billion. We are in discussion to form a strategic alliance for our European paper business. We are actively engaged in discussions to sell certain other assets, including Xerox Engineering Systems and our interests in spin-off companies such as ContentGuard and InXight. We are seeking equity investors for our inkjet business and we are exploring a joint venture with non-competitive partners for certain of our research centers including the Palo Alto Research Center. Lastly, Xerox is also seeking to sell or outsource certain manufacturing operations. It is expected that in most cases asset sales will result in a gain.

A second element of the turnaround program includes cost reductions of at least $1 billion annually. Headcount reductions of 2000 and 4,300 were implemented in the fourth quarter 2000, and the first quarter 2001 respectively.

A third element of the turnaround program includes transitioning equipment financing to third parties, a move that will significantly improve Xerox's balance sheet and is designed to avoid negatively impacting customers. In January 2001 we announced the receipt of $435 million in financing from General Electric Capital Corporation secured by the Xerox portfolio of lease receivables in the United Kingdom. In April 2001 we announced the sale of our leasing businesses in four European countries to Resonia Leasing AB for approximately $370 million in cash. We are also discussing with several potential vendors plans for them to provide equipment financing for Xerox customers around the world.

In addition, the Board of Directors announced in October the decision to reduce the quarterly dividend to 5 cents per share, saving $400 million a year.

The turnaround program being implemented by the Xerox management team will refocus the core strategy of the Company going forward - with a greater emphasis on high-end, high-growth printing supported by color, solutions and services across the board and serving the office market in new ways. For an additional discussion of the Company's turnaround program, refer to Note 3 of the consolidated financial statements included on pages 24 through 25 of the Company's 2000 Annual Report to Shareholders hereby incorporated by reference in this document in partial answer to this Item.

Core Strategy

We believe that documents represent the knowledge base of an organization and play a dynamic and central role in business, government, education and other organizations.

Our principle strategy is to focus our core businesses on the most profitable and highest growth segments of the document market, with a particular emphasis on color across our product lines and document services and solutions. As our customers increasingly move towards color documents, we have responded with our highly successful DocuColor 2000 series of digital color presses and the ongoing development of FutureColor, the next generation of color technology that we believe will dramatically expand the color print-on-demand market. Our January 2000 acquisition of the Color Printing and Imaging Division of Tektronix (CPID), and its award winning line of Phaser solid ink and laser color printers, has moved Xerox to a strong number two market share position in the fast growing network office color printing market. We are also taking significant steps to satisfy our customers' increasing demand for more advanced services and solutions. Our products, technology, services and solutions are geared to match the needs of rapidly growing markets such as high-end, Internet driven digital printing and custom publishing, graphic arts and on-demand printing and publishing. Our success is derived from our ability to understand our customers' needs and to provide true document management services and outsourcing capabilities. As we increasingly make use of our direct sales force to serve customers seeking more advanced capabilities and solutions, we will simultaneously expand our use of more cost-effective distribution channels such as dealers, agents and concessionaires.

The document industry is undergoing a fundamental transformation, with the continued transition from analog and offset to digital technology, the management of publishing and printing jobs over the Internet, the use of variable data to create customized documents, an increasing reliance on outsourcing and the rapid transition to color. Documents are increasingly created and stored in digital electronic form while the Internet is increasing the amount of information that can be accessed in the form of electronic documents. We believe that all of these trends play to the strengths of our products, technology and services, and that such trends represent opportunities for Xerox's future growth.

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

- Integrate the currently separate modes of producing documents, such as the data center, production publishing and office environments into a seamless, user-friendly, enterprise-wide document systems network - with technology acting as an enabler.

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

Industry Segments

Our financial results by industry segment for 2000, 1999 and 1998, presented in
Note 10 to the consolidated financial statements on pages 29 through 31 of the Company's 2000 Annual Report to Shareholders are hereby incorporated by reference in this document in partial answer to this Item.

Market Overview

We estimate the global document market that we serve, excluding Japan and the Pacific Rim countries served by Fuji Xerox, was approximately $149 billion in

1999 and will grow to about $209 billion in 2003. To return to growth and profitability, we continue to shift our focus to, and invest in, the most profitable and highest growth segments of the document market, with an emphasis on color throughout our product lines, high-end document systems, services and solutions, outsourcing and the transition from light-lens to digital technology. We are focused on providing solutions to our customers, through our products, technology, document management services and outsourcing capabilities. To drive future growth, we have increased our R&D spending, concentrating on programs to develop hardware and value-added solutions to support high-end business and programs that extend color capabilities. We are also expanding the use of more cost effective indirect sales channels such as dealers, agents and concessionaires for less complex product offerings and for those customers whose main product acquisition criteria is price.

We continue to lead the transition in our industry from black and white to color capable devices, from box sales to services and solutions that enhance customer productivity and solve customer problems, from light-lens to digital technology and from standalone devices to network-connected systems. Xerox growth will be driven by the accelerating demand for color documents, on-demand high-end services and solutions, document outsourcing, the transition to digital copying and printing in the office and the transfer of document production from offset printing to digital publishing.

Revenues for our major product categories for the three years ending December 31, 2000 are as follows:



Year ended December 31  (in millions)                        2000    1999    1998
---------------------------------------------------------------------------------
Black and white office and small office/home office(SOHO) $ 7,410 $ 8,150 $ 8,384
Black and white production                                  4,940   5,904   5,954
Color copying and printing                                  2,897   1,851   1,726
Other products and services                                 3,454   3,662   3,529
                                                            ---------------------
    Total                                                 $18,701 $19,567 $19,593


Production Market

Through our direct sales and service organizations around the world, we provide products and services directly to Fortune 1000 Graphic Arts and government, education and public sector customers. The global production market is expected to grow to $96 billion in 2003 from $49 billion in 1999, an 18 percent compound annual growth rate. Growth in Production will be propelled by strong demand for digital color products (expected to grow industrywide at a 20 percent annual rate) and professional services (increasing 35 percent annually).

Xerox products in this market include monochrome production publishing (DocuTech), production printing, color printing and production light-lens devices at speeds over 90 pages per minute. To capture these opportunities, we have identified color and services as two corporate strategic growth platforms. As discussed below, during 2000 we strengthened our market leadership with the introduction of the advanced DocuTech 2000 and DocuColor 2000 suite of products that combine industry-leading Web capabilities with fast, efficient color and monochrome printing.

Black and White Production Publishing (DocuTech)
------------------------------------------------
Since we launched the era of Production publishing with the introduction of our DocuTech Production Publishing family in 1990, we have installed more than 25,000 DocuTech systems worldwide.

Digital production publishing technology is increasingly replacing traditional short-run offset printing as customers seek improved productivity and cost savings, faster turnaround of document preparation, and the ability to print and customize documents "on demand." The market is substantial, as digital production publishing has less than 20 percent of the available page volume that could be converted to this technology. We offer the widest range of solutions available in the marketplace - from dial-up lines through the Internet to state-of-the-art networks - and we are committed to expanding these print-on-demand solutions as new technology and applications are developed.

The DocuTech family of digital production publishers scans hard copy and converts it into digital documents, or accepts digital documents directly from networked personal computers or workstations. DocuTech prints high-resolution (600 dots per inch) pages at speeds ranging from 65 to 180 impressions per minute and is supported by a full line of accessory products and options. Xerox is alone in offering a complete family of production publishing systems from 65 to 180 impressions per minute.

In 2000, we introduced an 155 page per minute and an 115 page per minute DocuTech. The DocuTech 6115 provides a clear migration path into the digital world by offering features for print on demand, 1:1 marketing and distribute then print. We also introduced an enhanced version of our DigiPath Production Software, a major productivity tool, which allows a printer's customers to use the Internet to streamline print job submission and subsequent archiving, preparation, proofing, and reprinting. This version adds more than 50 new features, including enhanced Internet connectivity. In February 2001, we announced a new streamlined version of DigiPath to offer an easy, low-cost way for print providers to enter the market.

Production Printing
-------------------
Xerox pioneered and continues to be a worldwide leader in computer laser printing, which combines computer, laser, communications and xerographic technologies. We market a broad line of robust printers with speeds up to the industry's fastest cut-sheet printer at 180 pages per minute, and continuous-feed production printers at speeds up to 500 images per minute. Many of these printers have simultaneous interfaces that can be connected to multiple host computers as well as local area networks. Our goal is to integrate office, production and data-center computer printing into a single, seamless, user-friendly family of production class printers.

We introduced two new DocuPrint high-end printing systems and additional solutions and services in 2000 and early 2001. The new black-and-white printing systems, the DocuPrint 115 and DocuPrint 155 Enterprise Printing Systems operate at speeds of 115 and 155 pages per minute, respectively. They offer large customers, such as data centers and in-plant print shops, higher print speeds, advanced system integration and printing capabilities across the enterprise, from the mainframe to the network.

Breakthrough technology in our highlight color printers including the DocuPrint 4850 and Docuprint 92C allows printing in an industry exclusive single pass of black-and-white plus one customer-changeable color (as well as shades, tints, textures and mixtures of each) at production speeds up to 90 pages per minute.

Production Color Printing
-------------------------

Digital color is one of the fastest growing segments of the Production market. The DocuColor 40, introduced in 1996, copies and prints at 40 full-color pages per minute and has been the industry's fastest and most affordable digital color document production system. Since then we have expanded the line into networked and 30 page per minute versions.

DocuColor 12, introduced in 1999, was selected as "Product of the Year" for 2000 among PrintImage International's membership of quick and small commercial printers. DocuColor 12, designed for professionals in graphic arts environments such as quick printers, commercial printers and in-plant corporate reprographics departments, produces 12.5 full-color pages and 50 black-and-white pages per minute.

In February 2000, we introduced the DocuColor 2000 Series developed to provide high-volume on-demand printing, personalized printing, and printing and publishing for e-commerce and Internet delivery. The DocuColor 2045 prints at 45 pages per minute. DocuColor 2060, which produces 60 full-color prints per minute, is the industry's fastest cut-sheet color reproduction machine, and both products establish an industry standard by producing near-offset quality, full-color prints at an unprecedented operating cost of less than 10 cents per page, depending on monthly volumes. The 1,900 DocuColor units sold in 2000 exceeded company projections by 25 percent.

In May 2000 at Drupa 2000, a major industry trade show, we demonstrated our Futurecolor technology which is an advanced next-generation digital printing press with modular components which work together as a sophisticated print shop. Utilizing patented imaging technology enabling photographic quality output indistinguishable from offset, this breakthrough technology will produce one million pages/month at breakthrough operating costs. We expect initial customer engagement to begin in late 2001 and initial revenue producing installations beginning in the second half of 2002.

Production Light-Lens Copying
-----------------------------

Revenues from black and white light-lens production copiers continued to decline, as expected, as customers transition to new digital products and amid increasing price pressures.

Office Market
-------------

The Office market is comprised of global, national and mid-size commercial customers as well as government, education and other public sector customers. The global office market is forecast to increase at a modest one percent annual rate, to $43 billion in 2003 from $41 billion in 1999. Our strategy in the office is to offer our customers the "best tool for the job" including color everywhere. As part of our Turnaround Program we are outsourcing manufacturing and moving more of our sales and service from direct to indirect channels. Our products and services include multi-function devices, networked and standalone work group copiers, printers, and fax products sold through a variety of direct sales and indirect channels. Indirect channels include sales agents and concessionaires, retail and resellers, Internet sales and telebusiness offerings.

Black and White Digital Multifunction Products
----------------------------------------------

Our primary product line in this market is the Document Centre family of modular, black and white digital multifunction products at speeds ranging from 20 to 75 pages per minute that are better quality, more reliable, and more feature rich than light-lens copiers and priced at a modest premium over comparable light- lens copiers. This family was first introduced in 1997 and has been continually upgraded including six new models in the Document Centre 400 series in 2000. The network and fax options have compelling economics versus the alternative of purchasing comparable printers and faxes since the print engine, output mechanics and most of the software required are part of the base digital copier. All of our Document Centre products have IP (Internet Protocol) addresses, which permits them to be accessed via the Internet from anywhere in the world.

The proportion of Document Centre devices installed with network connectivity continued to grow, to over 50 percent installed with network connectivity during 2000. As a result, approximately 45 percent of the total installed population of Document Centre products have network capability. We believe that enabling network connectivity and training our customers to optimize the power of these products will lead ultimately to incremental page growth.

Color Copying and Printing
--------------------------
The use of color originals in the office is accelerating. While total office page volume is expected to grow a modest 2 percent, color pages are expected to grow at a compound rate of approximately 40 percent through 2003. Color is expected to represent 4 percent of total office pages and 19 percent of office page revenue by 2003.

We've had numerous recent color product introductions for the general office. In 1998, we introduced the DocuColor Office 6, a networked color copier/printer for the office that operates at twice the speed of most desktop color laser printers at the price of a mid-volume black and white copier. In 1999 we introduced the Document Centre Series 50, the first color-enabled Document Centre that produces
12.5 full-color pages and 50 black-and-white pages per minute and includes a Xerox network controller built into every machine. The Document Centre Color Series 50 combines the advantages of a relatively low equipment price, the production of color pages at operating costs significantly lower than other color copier/printers in this class, and, unlike other color products, the operating cost of producing black and white prints is similar to that of monochrome digital products.

Our strong number-two market share position in the networked office color market reflects the January 2000 acquisition of the Color Printing and Imaging Division of Tektronix (CPID). This division manufactures and markets Phaser workgroup color printers that use either color laser or solid ink printing technology and markets a complete line of ink and related products and supplies. In January 2000, we introduced the Phaser 850 solid ink color printer, which prints truer colors and livelier images than any color laser printer in its class, and at 14 pages per minute, is more than three times faster than similarly priced competitive models. We have launched nine award-winning Phaser products since acquiring Tektronix's color printing and imaging business in January 2000. Most recently, on March 20, 2001 we launched the breakthrough 21 page per minute Phaser 2135 that is 3 times faster than the competition and more cost effective.

Light-lens Copying
------------------
The decline in light-lens copier revenues reflects customer transition to new digital black-and-white products and increasing price pressures. We believe that the trend over the past few years will continue and that light-lens product revenues will represent a declining share of total revenues. We expect that light-lens copiers will increasingly be replaced by digital copiers. However, some portions of the market will continue to use light-lens copiers, such as customers who care principally about price or whose work processes do not require digital products.

Black and White Laser Printers
------------------------------
Our DocuPrint family of monochrome network laser printers was originally launched in 1997 and currently includes models ranging from 8 to 45 pages per minute. These laser printers are faster, more advanced and less expensive than competitive models, offering "copier-like" features such as multiple-set printing, stapling and collating. The Tektronix CPID acquisition accelerated our objective of increasing the number of resellers who market our black and white laser printers. The acquisition more than doubled the number of channel partners and nearly doubled the distribution capacity and channel coverage to more than 16,000 resellers and dealers worldwide.

SOHO (Small Office/Home Office) Market

The SOHO market is expected to increase to $46 billion in 2003 from $41 billion in 1999, representing a 3 percent compound annual growth rate. We service this market with personal and networked products sold through expanded, indirect distribution channels such as Office Depot, OfficeMax, Staples, Micro Center, Fry's and J& R in the United States and Carrefour, Media Market and Merisel in Europe. The fastest growing segment of the SOHO market is color inkjet.

The Xerox M Series, which includes the DocuPrint M750 and M760 Color Inkjet Printers, are the first inkjet products to result from our SOHO Printing Alliance with Sharp Corporation and Fuji Xerox, which we announced in March 2000. The alliance with Fuji Xerox and Sharp leverages our strong brand and inkjet patent portfolio with Sharp's product development and manufacturing expertise and Fuji Xerox' technological know-how. As part of our turnaround plan, we are aggressively seeking equity partners for our inkjet business.

Other Products

We also sell cut-sheet paper to our customers for use in their document processing products. The market for cut-sheet paper is highly competitive and revenue growth is significantly affected by pricing. Our strategy is to charge a spread over mill wholesale prices to cover our costs and value added as a distributor. In June 2000, we sold the U.S. and Canadian commodity paper business, including an exclusive license for the Xerox brand, to Georgia Pacific Corporation. In addition to the proceeds from the sale of the business, the Company will receive royalty payments on future sales of Xerox branded commodity paper by Georgia Pacific and will earn commissions on Xerox originated sales of commodity paper as an agent for Georgia Pacific. As part of our turnaround plan, we have announced that we are in discussions to form a strategic alliance for our European paper business.

We also offer other document processing products including devices designed to reproduce large engineering and architectural drawings up to 3 feet by 4 feet in size developed and sold through Xerox Engineering Systems (XES). We have announced our intent to sell XES as part of our turnaround plan.

Xerox Competitive Advantages

Research and Development
------------------------
Investment in research and development (R&D) is critical to drive future growth, and to this end Xerox R&D is directed toward the development of superior new products and capabilities in support of our document processing strategy. The goal of Xerox R&D is to continue to create disruptive technologies that will expand current and future markets. Our research scientists are deeply involved in the formulation of corporate strategy and key business decisions. They regularly meet with customers and have dialogues with our business divisions to ensure they understand customer requirements and are focused on products and solutions that can be commercialized.

In 2000, R&D expense was $1,044 million compared with $992 million in 1999 and $1,035 million in 1998. 2000 R&D spending was focused primarily on programs to develop high-end business and on programs that extend our color capabilities. We continue to invest in technological development to maintain our premier position in the rapidly changing document processing market with a heightened focus on increasing our R&D investment in rapid market growth areas such as color and high-end services and solutions, as well as time to market. FutureColor, an advanced next-generation digital printing press set for initial customer engagement in late 2001 that produces photographic quality indistinguishable from offset, is an example of the type of breakthrough technologies developed by Xerox R&D that will drive our future growth. Xerox R&D is strategically coordinated with Fuji Xerox, which invested $615 million in R&D in 2000 for a combined total of $1.7 billion; adequate to remain technologically competitive.

Marketing and Distribution
--------------------------
Xerox document processing products are principally sold directly to customers by our worldwide sales force, a source of competitive advantage, totaling approximately 15,000 employees, and through a network of independent agents, dealers, retail chains, value-added resellers and systems integrators. Our turnaround plan is focused on the expansion of cost-effective third party distribution channels for simple commodities, and the continued use of our direct sales force for our customers' more advanced product needs, capabilities and solutions.

To market laser and inkjet printers, digital multi-function devices and digital copiers, we are significantly expanding our indirect distribution channels. For our laser printer family we have arrangements with office information technology
(IT) industry channels primarily through distributors including Ingram Micro, Tech Data, CHS and Computer 2000. These distributors supply our products to a broad range of IT/IS-oriented Resellers, Dealers, Direct Marketers, VARs, Systems Integrators and E-Commerce Business-Oriented Resellers, such as CDW. We also sell directly to some of these IT/IS-oriented Resellers('Resellers'). Furthermore, as a result of the acquisition of the Tektronix Computer Printing and Imaging Division, completed in January 2000, we have more than doubled the number of Reseller partners and thus nearly doubled the distribution capacity and channel coverage to more than 16,000 resellers worldwide. In 2000, we also forged marketing and reselling relationships with personal computer leaders Compaq and Dell.

For our inkjet and low-end digital multi-function products we currently have arrangements with U.S. retail marketing channels including Office Depot, OfficeMax, Staples, Micro Center, Fry's and J&R, and non-U.S. retail marketing channels including Carrefour, Media Market and Merisel. Our products are now available in more than 7,000 storefronts worldwide. In addition to web sites of several of our retail marketing partners, we have arrangements with several e-commerce web sites, including Amazon.com and CDW, for the sale of our equipment and supplies. We have continued to market copiers, fax machines and multi-function products through a family of authorized office product dealers.

Service
-------
We have a worldwide service force of approximately 21,000 employees and a network of independent service agents. As part of our turnaround plan, we intend to expand our use of cost-effective third party service providers for simple commodity service, while continuing to focus Xerox's own direct service force on production products and serving customers in need of more advanced value added services. In our opinion, this service force represents a significant competitive advantage: the service force is continually trained on our new products and its diagnostic equipment is state-of-the-art. 24-hour-a-day, seven-day-a-week service is available in major metropolitan areas around the world. As a result, we are able to guarantee a consistent and superior level of service nationwide and worldwide.

Customer Satisfaction
---------------------
Our most important priority is customer satisfaction. Our research shows that the cost of selling a replacement product to a satisfied customer is far less than selling to a "new" customer. We regularly survey customers on their satisfaction, measure the results, analyze the root causes of dissatisfaction, and take steps to correct any problems. Our products, technology, services and solutions are designed with one goal in mind - to make our customers' businesses more productive.

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

International Operations
------------------------
Our international operations account for 44 percent of revenues. Our largest interest outside the United States is Xerox Limited which operates predominately in Europe. Marketing and manufacturing in Latin America are conducted through subsidiaries or distributors in over 35 countries. Fuji Xerox develops, manufactures and distributes document processing products in Japan and other areas of the Pacific Rim, Australia and New Zealand and now China.

Our financial results by geographical area for 2000, 1999 and 1998, which are presented on page -- of the Company's 2000 Annual Report to Shareholders are hereby incorporated by reference in this document in partial answer to this item.

Item 2. Properties
        ----------
The Company owns a total of fourteen principal manufacturing and engineering facilities and leases an additional such facility. The domestic facilities are located in California, New York, Oklahoma, and Oregon and the international facilities are located in Brazil, Canada, England, Ireland, Holland, Mexico, and India. The Company also has four principal research facilities; two are owned facilities in New York and Canada, and two are leased facilities in California and France.

In addition, within the Company, there are numerous facilities, which encompass general offices, sales offices, service locations and distribution centers. The principal owned facilities are located in the United States, England, and Mexico. The principal leased facilities are located in the United States, Brazil, Canada, England, Mexico, France, Germany and Italy.

The Company's Corporate Headquarters facility, located in Connecticut, is leased; the related land is owned by the Company. In 2001 the Company announced its intention to move out of this facility and to dispose of the underlying land. The Company also leases a portion of a training facility, located in Virginia, which was previously owned by the Company.

In connection with our purchase of the Color Printing and Imaging division of Tektronix, Inc. (CPID), the Company acquired a number of facilities that encompass administration, manufacturing, distribution centers, general offices, sales offices and service locations. The principal administration and manufacturing facilities, which are owned, are located in the United States (Wilsonville, OR) and Malaysia (Penang). The principal distribution facilities are located in Wilsonville and the Netherlands (Heerenveen). The facility in the Netherlands is leased. The remaining facilities acquired are leased and are located primarily in the United States, England and Canada.

In the opinion of Xerox management, its properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform the Company's functions.

Item 3. Legal Proceedings
        -----------------
The information set forth under Note 16 "Litigation" on pages 40 through 43 of the Company's 2000 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this item.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None.




PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters
        -------

Market Information, Holders and Dividends
-----------------------------------------

The information set forth under the following captions on the indicated pages of the Company's 2000 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item:

              Caption                                           Page No.
              -------                                           --------

      Stock Listed and Traded                                      53
      Xerox Common Stock Prices and Dividends                      53
      Five Years in Review - Common Shareholders
        of Record at Year-End                                      50

Recent Sales of Unregistered Securities
---------------------------------------

During the quarter ended December 31, 2000, Registrant issued the following securities in transactions which were not registered under the Securities Act of

1933, as amended (the Act):

(a) Securities Sold: On October 1, 2000, Registrant issued 21,843 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A. Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P.F. Russo, M.R. Seger and T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $4.63 per share (aggregate price $101,125), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's Restricted Stock Plan for Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6. Selected Financial Data
        -----------------------

The following information, as of and for the five years ended December 31, 2000, as set forth and included under the caption "Five Years in Review" on page 50 of the Company's 2000 Annual Report to Shareholders, is hereby incorporated by reference in this document in answer to this Item:

        Revenues
        Income (loss) from continuing operations
        Per-Share Data - Earnings (loss) from continuing operations
        Total assets
        Long-term debt
        Preferred stock
        Per-Share Data - Dividends declared

Item 7. Management's Discussion and Analysis of Financial Condition and
        ----------------------------------------------------------------
        Results of Operations
        ---------------------

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 1 through 15 of the Company's 2000 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The information set forth under the caption "Risk Management" on pages 14 and 15 of the Company's 2000 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this Item.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

The consolidated financial statements of Xerox Corporation and subsidiaries and the notes thereto and the report thereon of KPMG LLP, independent auditors, which appear on pages 16 through 48 and page 49 of the Company's 2000 Annual Report to Shareholders, are hereby incorporated by reference in this document in answer to this Item. In addition, also included is the quarterly financial data included under the caption "Quarterly Results of Operations (Unaudited)" on page 48 of the Company's 2000 Annual Report to Shareholders.

The financial statement schedule required herein is filed as "Financial Statement Schedules" pursuant to Item 14 of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

Not applicable.

PART III
--------

The information contained in Exhibit 99 to this Form 10-K is hereby incorporated herein in response to this part.

Executive Officers of Xerox
---------------------------

The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Anne
M. Mulcahy, President and Thomas J. Dolan, Senior Vice President, are sister and brother. There are no other family relationships between any of the executive officers named.

Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.



                                                             Year
                                                           Appointed
                                                          to Present   Officer

     Name           Age         Present Position           Position     Since_
----------------    ---    --------------------------     -----------  -------

Paul A. Allaire*     62    Chairman of the Board and          1991       1983
                            Chief Executive Officer

Anne M. Mulcahy*     48    President and                      2000       1992
                           Chief Operating Officer

Barry D. Romeril*    57    Vice Chairman and                  1999       1993
                           Chief Financial Officer

Allan E. Dugan       60    Executive Vice President           2000       1990
                           President, Worldwide Business
                           Services

Carlos Pascual       55    Executive Vice President           2000       1994
                           President, Developing Markets
                           Operations

Thomas J. Dolan      56    Senior Vice President              2000       1997
                           President Global Solutions Group

James A. Firestone   46    Senior Vice President              2000       1998
                           Corporate Strategy and

                           Marketing Group

Herve J. Gallaire    56    Senior Vice President              2000       1997
                           Xerox Research and Technology
                           and Chief Technical Officer

Michael C. Mac Donald 46   Senior Vice President              2000       1997
                           President, North American
                           Solutions Group


* Member of Xerox Board of Directors.

                                                              Year
                                                           Appointed
                                                          to Present   Officer

     Name           Age         Present Position           Position     Since_
----------------    ---    --------------------------     -----------  -------

Hector J. Motroni    57    Senior Vice President and          1999       1994
                           Chief Staff Officer

Christina E. Clayton 53    Vice President and                 2000       2000
                           General Counsel

Eunice M. Filter     60    Vice President, Treasurer          1990       1984
                           and Secretary


Jean-Noel Machon     48    Vice President                     2000       2000
                           President, European Solutions

                           Group

Gregory B. Tayler    43    Vice President and Controller      2000       2000



Each officer named above, with the exception of James A. Firestone, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 1998, Mr. Firestone had been with International Business Machines (IBM) where he was General Manager, Consumer Division from 1995 to 1998. He was President, Consumer Services at Ameritech Corporation from 1993 to 1995. Prior to this he was with American Express Company where he was President, Travelers Cheques in 1993, Executive Vice President, Small Business and Corporate Services from 1989 to 1993, President, Travel Related Services-Japan from 1984 to 1989, Vice President, Finance and Planning, Travel Related Services-Japan from 1982 to 1984 and he held various other positions at American Express in Japan and at their headquarters from 1978 to 1982.

PART IV
-------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)   (1) and (2)  The financial statements, independent auditors' reports and
      Item 8 financial statement schedules being filed herewith or incorporated herein by reference are set forth in the Index to Financial Statements and
      Schedule included herein.

      (3) The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b) Current Reports on Form 8-K dated October 2, 2000, October 9, 2000, October 24, 2000, October 31, 2000, November 3, 2000, December 1, 2000, December 14, 2000 and December 21, 2000 reporting Item 5 "Other Events" were filed during the last quarter of the period covered by this Report.

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

                                                 XEROX CORPORATION

                                            By:  /s/ Barry D. Romeril
                                                 -----------------------------
                                                 Vice Chairman and
                                                 Chief Financial Officer

June 7, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

June 7, 2001



    Signature                                 Title
    ---------                                 -----

Principal Executive Officer:

Paul A. Allaire                            /s/ Paul A. Allaire
                                           -------------------------------

                                            Chief Executive Officer and Director

Principal Financial Officer:

Barry D. Romeril                            /s/ Barry D. Romeril
                                            ---------------------------------

                                            Vice Chairman and
                                            Chief Financial Officer and Director

Principal Accounting Officer:

Gregory B. Tayler                           /s/ Gregory B. Tayler
                                            ------------------------------

                                            Vice President and Controller

Directors:



/s/ Antonia Ax:son Johnson                          Director
--------------------------------------------

/s/ Vernon E. Jordan, Jr.                           Director
--------------------------------------------

/s/ Yotaro Kobayashi                                Director
--------------------------------------------

/s/ Hilmar Kopper                                   Director
--------------------------------------------

/s/ Ralph S. Larsen                                 Director
--------------------------------------------

/s/ George J. Mitchell                              Director
--------------------------------------------

/s/ Anne M. Mulcahy                                 Director
--------------------------------------------

/s/ N. J. Nicholas, Jr.                             Director
--------------------------------------------

/s/ John E. Pepper                                  Director
--------------------------------------------

/s/ Martha R. Seger                                 Director
--------------------------------------------

/s/ Thomas C. Theobald                              Director
--------------------------------------------

Report of Independent Auditors


To the Board of Directors of Xerox Corporation:

Under date of May 30, 2001, we reported on the consolidated balance sheets of Xerox Corporation and consolidated subsidiaries (the "Company") as of December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, cash flows, and shareholder's equity for each of the years in the three year period ended December 31, 2000, which are included in the accompanying financial statements. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

Our audit report on the Company's consolidated financial statements referred to above indicates that the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, cash flows, and shareholder's equity for the years ended December 31, 1999, and December 31, 1998 have been restated.

Our audit report also indicates that the supplementary quarterly financial information included in the Company's consolidated financial statements contains information that we did not audit, and accordingly, we do not express an opinion on that information. We did not have an adequate basis to complete reviews of quarterly information in accordance with standards established by the American Institute of Certified Public Accountants due to matters related to the restatement issues as described in Note 2 to the consolidated financial statements.

In our opinion, such financial statement schedule, when considered in relation to the basic Consolidated Financial Statements as a whole, presents fairly in all material aspects the information set forth therein.

                                                                  /s/ KPMG LLP

Stamford, Connecticut
May 30, 2001

Index to Financial Statements and Schedule

Financial Statements:

   Consolidated statements of operations of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 2000

   Consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 2000 and 1999

   Consolidated statements of cash flows of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 2000

   Consolidated statements of shareholders' equity of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 2000

   Notes to consolidated financial statements

   Report of Independent Auditors

   Quarterly Results of Operations (unaudited)


Commercial and Industrial (Article 5) Schedule:

II - Valuation and qualifying accounts


All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

                                                                     SCHEDULE II

Valuation and Qualifying Accounts
Year ended December 31, 2000, 1999 and 1998

                                           Additions
                             Balance at    charged to   Deductions,  Balance
                              beginning     costs and     net of      at end
(in millions)                 of period     expenses    recoveries of period
----------------------------------------------------------------------------

2000
----
Allowance for Losses on:
   Accounts Receivable          $137          $291         $146         $282
   Finance Receivables           423           356          329          450
                                --------------------------------------------
                                --------------------------------------------

                                --------------------------------------------
                                $560          $647         $475         $732
                                ============================================


1999
----
Allowance for Losses on:
   Accounts Receivable          $102          $168         $133         $137
   Finance Receivables           441           238          256          423
                                --------------------------------------------
                                --------------------------------------------

                                --------------------------------------------
                                $543          $406         $389         $560
                                ============================================


1998
----
Allowance for Losses on:
   Accounts Receivable          $ 92          $ 78         $ 68         $102
   Finance Receivables           389           225          173          441
                                --------------------------------------------
                                --------------------------------------------
                                $481          $303         $241         $543
                                ============================================

Index of Exhibits

Document and Location
---------------------

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

            Incorporated by reference to Exhibit 3(a) to Amendment No. 5 to Registrant's Form 8-A Registration Statement dated February 8, 2000.

    (b)     By-Laws of Registrant, as amended through April 9, 2001.

(4) (a) (1) Indenture dated as of December 1, 1991, between Registrant and
            Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors (the "December 1991 Indenture").

            Incorporated by reference to Exhibit 4(a) to Registration Nos. 33-44597, 33-49177 and 33-54629.

        (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

    (b) (1) Indenture dated as of September 20, 1996, between Registrant and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors (the "September 1996 Indenture").

            Incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-13179.

        (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the September 1996 Indenture.

    (c) (1) Indenture dated as of January 29, 1997, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) ("Bank One"), (the "January 1997 Indenture"), relating to Registrant's Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated
            Debentures").

            Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-24193.

        (2) Form of Certificate of Exchange relating to Junior Subordinated Debentures.

            Incorporated by reference to Exhibit A to Exhibit 4.1 to Registration Statement No. 333-24193.

        (3) Certificate of Trust of Xerox Capital Trust I executed as of January 23, 1997.

            Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-24193.

        (4) Amended and Restated Declaration of Trust of Xerox Capital Trust I dated as of January 29, 1997.

            Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-24193.

        (5) Form of Exchange Capital Security Certificate for Xerox Capital Trust I.

            Incorporated by reference to Exhibit A-1 to Exhibit 4.4 to Registration Statement No. 333-24193.

        (6) Series A Capital Securities Guarantee Agreement of Registrant dated as of January 29, 1997, relating to Series A Capital Securities of Xerox Capital Trust I.

            Incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-24193.

        (7) Registration Rights Agreement dated January 29, 1997, among Registrant, Xerox Capital Trust I and the initial purchasers named therein.

            Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.

    (d) (1) Indenture dated as of October 1, 1997, among Registrant, Xerox Overseas Holding Limited (formerly Xerox Overseas Holding PLC), Xerox Capital (Europe) plc (formerly Rank Xerox Capital (Europe) plc) and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by Registrant and unlimited amounts of guaranteed debt securities which may be issued from time to time by the other issuers when and as authorized by or pursuant to a resolution or resolutions of the Board of Directors of Registrant or the other issuers, as applicable (the "October 1997 Indenture").

            Incorporated by reference to Exhibit 4(b) to Registration Statement Nos. 333-34333, 333-34333-01 and 333-34333-02.

        (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, the other issuers under the October 1997 Indenture, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the October 1997 Indenture.

    (e) Indenture dated as of April 21, 1998, between Registrant and Bank One, relating to $1,012,198,000 principal amount at maturity of Registrant's Convertible Subordinated Debentures due 2018 (the "April 1998 Indenture").

            Incorporated by reference to Exhibit 4(b) to Registration Statement No. 333-59355.

    (f) Indenture dated as of March 1, 1988, as supplemented by the First Supplemental Indenture dated as of July 1, 1988, between Xerox Credit Corporation ("XCC") and Bank One, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or the Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-20640 and to Exhibit 4(a)(2) to XCC's Current Report on Form 8-K dated July 13, 1988.

    (g) Indenture dated as of October 2, 1995, between XCC and State Street Bank and Trust Company ("State Street"), relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement Nos. 33-61481 and 333-29677.

    (h) (1) Indenture dated as of April 1, 1999, between XCC and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors (the "April 1999 XCC Indenture").

            Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-61481.

        (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among XCC, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the April 1999 XCC Indenture.

    (i) $7,000,000,000 Revolving Credit Agreement dated October 22, 1997, among Registrant, XCC and certain Overseas Borrowers, as Borrowers, various lenders and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and Bank One, as Agents.

            Incorporated by reference to Exhibit 4(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

    (j) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed
            10% of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

       (10) The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2001 Proxy Statement are preceded by an asterisk (*).

   *(a) Registrant's 1976 Executive Long-Term Incentive Plan, as amended through February 4, 1991.

            Incorporated by reference to Exhibit (10)(a) to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1991.

   *(b) Registrant's 1991 Long-Term Incentive Plan, as amended through October 9, 2000.

    (c) Registrant's 1996 Non-Employee Director Stock Option Plan, as amended through May 20, 1999.

            Incorporated by reference to Registrant's Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

   *(d)     Description of Registrant's Annual Performance Incentive Plan.

   *(e) 1997 Restatement of Registrant's Unfunded Retirement Income Guarantee Plan, as amended through October 9, 2000.

   *(f) 1997 Restatement of Registrant's Unfunded Supplemental Retirement Plan, as amended through October 9, 2000.

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

   *(i) (1) Form of severance agreement entered into with various executive officers.

            Incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1989.

   * (2) Form of severance agreement entered into with various executive officers, effective October 15, 2000.

   *(j) Registrant's Contributory Life Insurance Program, as amended as of January 1, 1999.

            Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

    (k) Registrant's Deferred Compensation Plan for Directors, 1997 Amendment and Restatement, as amended through October 9, 2000.

   *(l) Registrant's Deferred Compensation Plan for Executives, 1997 Amendment and Restatement, as amended through October 9, 2000.

   *(m)     Executive Performance Incentive Plan.

            Incorporated by reference to Registrant's Notice of the 1995 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

   *(n) Registrant's 1998 Employee Stock Option Plan, as amended through October 9, 2000.

   *(o)     Registrant's CEO Challenge Bonus Program.

   *(p) Letter Agreement dated December 4, 2000 between Registrant and William F. Buehler, Vice Chairman of Registrant.

   *(q)     Separation Agreement dated May 11, 2000 between Registrant and
            G. Richard Thoman, former President and Chief Executive Officer of Registrant.

            Incorporated by reference to Exhibit 10(p) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

   *(r) Letter Agreement dated June 4, 1997 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

            Incorporated by reference to Exhibit 10(m) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997.

   *(s) Letter Agreement dated April 2, 2001 between Registrant and Carlos Pascual, Executive Vice President of Registrant.

(11)        Statement re computation of per share earnings.

(12)        Computation of Ratio of Earnings to Fixed charges.

(13)        Registrant's 2001 Annual Report to Shareholders.

(21)        Subsidiaries of Registrant.

(23)        Consent of KPMG LLP.

(99)        Directors and Officers Information.