Form 10-K/A
period 2000-12-31
XEROX CORP
filed 2001-06-27
CIK 108772

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------
                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended: December 31, 2000

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

   For the transition period from:     to

                        1-4471 (Commission File Number)
                               -----------------

                               XEROX CORPORATION
            (Exact name of registrant as specified in its charter)

              New York                         16-0468020
      (State of incorporation)    (I.R.S. Employer Identification No.)

                     P.O. Box 1600, Stamford, Connecticut
                   (Address of principal executive offices)


                                     06904
                                  (Zip Code)

   Registrant's telephone number, including area code: (203) 968-3000

   Securities registered pursuant to Section 12(b) of the Act:

                               -----------------


--------------------------------------------------------------------------------

-------------------------------------------------------------------
                                          Name of Each Exchange on
           Title of each Class               Which Registered
-------------------------------------------------------------------
Common Stock, $1 par value............... New York Stock Exchange
                                          Chicago Stock Exchange
-------------------------------------------------------------------

--------------------------------------------------------------------------------
   Securities registered pursuant to Section 12(g) of the Act: None

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

   The aggregate market value of the voting stock of the registrant held by non-affiliates as of May 31, 2001 was: $7,060,729,567.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                               -----------------


--------------------------------------------------------------------------------

------------------------------------------------------------------------
                  Class                   Outstanding at May 31, 2001
------------------------------------------------------------------------
Common Stock, $1 par value............... 695,638,381 Shares
------------------------------------------------------------------------

--------------------------------------------------------------------------------


                               -----------------
                      Documents Incorporated By Reference

   Portions of the following documents are incorporated herein by reference:

Document                                                                Part of 10-K/A in Which Incorporated
--------                                                                ----------------------------------
Xerox Corporation 2000 Annual Report to Shareholders................... I

Forward Looking Statements

   From time to time Xerox Corporation (the Registrant or the Company) and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-K/A, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

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

      Competition--the Registrant operates in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. There are a number of companies worldwide with significant financial resources which compete with the Registrant to provide document processing products and services in each of the markets served by the Registrant, some of whom operate on a global basis. The Registrant's success in its future performance is largely dependent upon its ability to compete successfully in its currently-served markets and to expand into additional market segments.

      Transition to Digital--presently black and white light-lens copiers represent approximately 30% of the Registrant's revenues. This segment of the market is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of the Registrant's new digital products replace or compete with the Registrant's current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

      Expansion of Color--color printing and copying represents an important and growing segment of the market. Printing from computers has both facilitated and increased the demand for color. A significant part of the Registrant's strategy and ultimate success in this changing market is its ability to develop and market machines that produce color prints and copies quickly and at reduced cost. The Registrant's continuing success in this strategy depends on its ability to make the investments and commit the necessary resources in this highly competitive market.

      Pricing--the Registrant's ability to succeed is dependent upon its ability to obtain adequate pricing for its products and services which provide a reasonable return to shareholders. Depending on competitive market factors, future prices the Registrant can obtain for its products and services may vary from historical levels. In addition, pricing actions to offset currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition.

      Customer Financing Activities--On average, 75--80 percent of the Registrant's equipment sales are financed through the Registrant. To fund these arrangements, the Registrant must access the credit markets and the long-term viability and profitability of its customer financing activities is dependent on its ability to borrow and its cost of borrowing in these markets. This ability and cost, in turn, is dependent on the Registrant's credit ratings. Currently the registrant's credit ratings are such as to effectively preclude its ready access to capital markets and the Registrant is currently funding its customer financing activity from cash on hand. There is no assurance that the Registrant will be able to continue to fund its customer financing activity at present levels. The Registrant is actively seeking third parties to provide financing to its customers. In the near-term the Registrant's ability to continue to offer customer financing and be successful in the placement of its equipment with customers is largely dependent upon obtaining such third party financing.

      Productivity--the Registrant's ability to sustain and improve its profit margins is largely dependent on its ability to maintain an efficient, cost-effective operation. Productivity improvements through process reengineering, design efficiency and supplier cost improvements are required to offset labor cost inflation and potential materials cost changes and competitive price pressures.

      International Operations--the Registrant derives approximately half its revenue from operations outside of the United States. In addition, the Registrant manufactures or acquires many of its products and/or their components outside the United States. The Registrant's future revenue, cost and profit results could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements and local tax issues. Our ability to enter into new foreign exchange contracts to manage foreign exchange risk is currently severely limited, and we anticipate increased volatility in our results of operations due to changes in foreign exchange rates.

      New Products/Research and Development--the process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. The Registrant must then make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide anticipated returns from these investments.

      Revenue Growth--the Registrant's ability to attain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of its equipment sales worldwide and usage growth (i.e., an increase in the number of images produced by customers). The ability to achieve equipment sales growth is subject to the successful implementation of our initiatives to provide industry-oriented global solutions for major customers and expansion of our distribution channels in the face of global competition and pricing pressures. The ability to grow usage may be adversely impacted by the movement towards distributed printing and electronic substitutes. Our inability to attain a consistent trend of revenue growth could materially affect the trend of our actual results.

      Turnaround Program--In October 2000, the Registrant announced a turnaround program which includes a wide-ranging plan to generate cash, return to profitability and pay down debt. The success of the turnaround program is dependent upon successful and timely sales of assets, restructuring the cost base, placement of greater operational focus on the core business and the transfer of the financing of customer equipment purchases to third parties. Cost base restructuring is dependent upon effective and timely elimination of employees, closing and consolidation of facilities, outsourcing of certain manufacturing and logistics operations, reductions in operational expenses and the successful implementation of process and systems changes.

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

   Our activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products, solutions and services designed to make organizations around the world more productive. We believe that the document is a tool for productivity, and that documents--both electronic and paper--are at the heart of most business processes. Documents are the means for storing, managing and sharing business knowledge. Document technology is key to improving productivity through information sharing and knowledge management and we believe no one knows the document--paper to electronic and electronic to paper--better than we do.

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

   The turnaround program being implemented by the Xerox management team will refocus the core strategy of the Company going forward--with a greater emphasis on high-end, high-growth printing supported by color, solutions and services across the board and serving the office market in new ways. For an additional discussion of the Company's turnaround program, refer to Note 3 of the consolidated financial statements included on pages 24 through 25 of the Company's 2000 Annual Report to Shareholders hereby incorporated by reference in this document in partial answer to this Item.

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

   We create customer value by providing innovative document technologies, products, systems, services and solutions that allow our customers to:

    -- Move easily within and between the electronic and paper forms of documents.

    -- Scan, store, retrieve, view, revise and distribute documents electronically anywhere in the world.

    -- Print or publish documents on demand, at the point closest to the need, including those locations of our customers' customers.

    -- Integrate the currently separate modes of producing documents, such as the data center, production publishing and office environments into a seamless, user-friendly, enterprise-wide document systems network--with technology acting as an enabler.

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

Revenues for our major product categories for the three years ending December 31, 2000 are as follows:

                  Year ended December 31                    2000    1999    1998
                  ----------------------                   ------- ------- -------
                                                                (in millions)
Black and white office and small office/home office (SOHO) $ 7,410 $ 8,150 $ 8,384
Black and white production................................   4,940   5,904   5,954
Color copying and printing................................   2,897   1,851   1,726
Other products and services...............................   3,454   3,662   3,529
                                                           ------- ------- -------
   Total.................................................. $18,701 $19,567 $19,593
                                                           ======= ======= =======

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

   Digital production publishing technology is increasingly replacing traditional short-run offset printing as customers seek improved productivity and cost savings, faster turnaround of document preparation, and the ability to print and customize documents "on demand." The market is substantial, as digital production publishing has less than 20 percent of the available page volume that could be converted to this technology. We offer the widest range of solutions available in the marketplace--from dial-up lines through the Internet to state-of-the-art networks--and we are committed to expanding these print-on-demand solutions as new technology and applications are developed.

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

SOHO (Small Office/Home Office) Market

   In June 2001, the Ad Hoc Committee of the Board of Directors approved the disengagement from our small office/home office (SOHO) business. Over the next six months we will discontinue our line of personal inkjet and xerographic printers, copiers, facsimile machines and multifunction devices which are sold primarily through retail channels to small offices, home offices and personal users (consumers). We intend to sell the remaining inventory through current channels and will continue to provide service support and supplies for customers who currently own SOHO products during a phase-down period to meet customer commitments. We are currently finalizing our exit plans. The loss on disposal and other financial statement effects will be determined and disclosed in our 2001 second quarter Form 10-Q.

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

   To market laser and inkjet printers, digital multi-function devices and digital copiers, we are significantly expanding our indirect distribution channels. For our laser printer family we have arrangements with office information technology (IT) industry channels primarily through distributors including Ingram Micro, Tech Data, CHS and Computer 2000. These distributors supply our products to a broad range of IT/IS-oriented Resellers, Dealers, Direct Marketers, VARs, Systems Integrators and E-Commerce Business-Oriented Resellers, such as CDW. We also sell directly to some of these IT/IS-oriented Resellers ('Resellers'). Furthermore, as a result of the acquisition of the Tektronix Computer Printing and Imaging Division, completed in January 2000, we have more than doubled the number of Reseller partners and thus nearly doubled the distribution capacity and channel coverage to more than 16,000 resellers worldwide. In 2000, we also forged marketing and reselling relationships with personal computer leaders Compaq and Dell.

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

  Customer Satisfaction

   Our most important priority is customer satisfaction. Our research shows that the cost of selling a replacement product to a satisfied customer is far less than selling to a "new" customer. We regularly survey customers on their satisfaction, measure the results, analyze the root causes of dissatisfaction, and take steps to correct any problems. Our products, technology, services and solutions are designed with one goal in mind--to make our customers' businesses more productive.

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

   Our financial results by geographical area for 2000, 1999 and 1998, which are presented on page 30 of the Company's 2000 Annual Report to Shareholders are hereby incorporated by reference in this document in partial answer to this item.

Item 3. Legal Proceedings

   The information set forth under Note 16 "Litigation" on pages 40 through 43 of the Company's 2000 Annual Report to Shareholders is hereby incorporated by reference in this document in answer to this item.

   On May 31, 2001 the U.S. Court of Appeals for the Federal Circuit ruled that the Company did not infringe a patent that was held by AccuScan, Inc. The Court of Appeals reversed the district court's judgment for AccuScan that would have amounted to $16 million in royalties and interest payments. On June 11, 2001 AccuScan filed a petition for a rehearing.

   On June 19, 2001, an action was commenced by Pitney Bowes in the United States District Court for the District of Connecticut against the Company seeking unspecified damages for infringement of a patent of Pitney Bowes which expired on May 31, 2000. Plaintiff claims that two printers containing image enhancement functions infringe the patent and seeks damages in an unspecified amount for sales between June 1995 and May 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8 K.

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

                                          XEROX CORPORATION

                                             /s/ BARRY D. ROMERIL
                                          By:__________________________________
                                           Vice Chairman and Chief Financial
                                             Officer

June 26, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

June 26, 2001

          Signature           Title
          ---------           -----
Principal Executive Officer:

     /S/ Paul A. Allaire      Chief Executive Officer and Director
-----------------------------
       Paul A. Allaire

Principal Financial Officer:

    /S/ Barry D. Romeril      Vice Chairman and Chief Financial Officer and Director
-----------------------------
      Barry D. Romeril

Principal Accounting Officer:

    /S/ Gregory B. Tayler     Vice President and Controller
-----------------------------
      Gregory B Tayler

 /S/ Antonia Ax:son Johnson   Director
-----------------------------
   Antonia Ax:son Johnson

  /S/ Vernon E. Jordan, Jr.   Director
-----------------------------
    Vernon E. Jordan, Jr.

    /S/ Yotaro Kobayashi      Director
-----------------------------
      Yotaro Kobayashi

      /S/ Hilmar Kopper       Director
-----------------------------
        Hilmar Kopper

     /S/ Ralph S. Larsen      Director
-----------------------------
       Ralph S. Larsen

   /S/ George J. Mitchell     Director
-----------------------------
     George J. Mitchell

  /S/ Anne M. Mulcahy   Director
-----------------------
    Anne M. Mulcahy

/S/ N. J. Nicholas, Jr. Director
-----------------------
  N. J. Nicholas, Jr.

  /S/ John E. Pepper    Director
-----------------------
    John E. Pepper

  /S/ Martha R. Seger   Director
-----------------------
    Martha R. Seger

/S/ Thomas C. Theobald  Director
-----------------------
  Thomas C. Theobald

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

                                          /s/ KPMG LLP

Stamford, Connecticut
May 30, 2001

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements:

   Consolidated statements of operations of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 2000......................................................

   Consolidated balance sheets of Xerox Corporation and subsidiaries as of December 31, 2000 and
     1999...............................................................................................

   Consolidated statements of cash flows of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 2000......................................................

   Consolidated statements of shareholders' equity of Xerox Corporation and subsidiaries for each of the years in the three-year period ended December 31, 2000.........................................

   Notes to consolidated financial statements...........................................................

   Report of Independent Auditors.......................................................................

   Quarterly Results of Operations (unaudited)..........................................................

Commercial and Industrial (Article 5) Schedule:

II--Valuation and qualifying accounts...................................................................

   All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

                               INDEX OF EXHIBITS

Document and Location
---------------------

   (3)(a) Restated Certificate of Incorporation of Registrant filed by the Department of State of New York on
            October 29, 1996, as amended by Certificate of Amendment of the Certificate of Incorporation of
            Registrant filed by the Department of State of New York on May 21, 1999.

          Incorporated by reference to Exhibit 3(a) to Amendment No. 5 to Registrant's Form 8-A Registration
            Statement dated February 8, 2000.

      (b) By-Laws of Registrant, as amended through April 9, 2001.**

(4)(a)(1) Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors (the "December 1991
            Indenture").

          Incorporated by reference to Exhibit 4(a) to Registration Nos. 33-44597, 33-49177 and
            33-54629.

      (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among
            Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.**

   (b)(1) Indenture dated as of September 20, 1996, between Registrant and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors (the "September
            1996 Indenture").

          Incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-13179.

      (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among
            Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the September 1996 Indenture.**

   (c)(1) Indenture dated as of January 29, 1997, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) ("Bank One"), (the "January 1997
            Indenture"), relating to Registrant's Junior Subordinated Deferrable Interest Debentures ("Junior
            Subordinated Debentures").

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

          Incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-24193.

      (7) Registration Rights Agreement dated January 29, 1997, among Registrant, Xerox Capital Trust I and the initial purchasers named therein.

          Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.


(d)(1) Indenture dated as of October 1, 1997, among Registrant, Xerox Overseas Holding Limited (formerly
         Xerox Overseas Holding PLC), Xerox Capital (Europe) plc (formerly Rank Xerox Capital (Europe)
         plc) and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by Registrant and unlimited amounts of guaranteed debt securities which may be issued from time to time by the other issuers when and as authorized by or pursuant to a resolution or resolutions of the Board of Directors of Registrant or the other issuers, as applicable (the "October
         1997 Indenture").

       Incorporated by reference to Exhibit 4(b) to Registration Statement Nos. 333-34333, 333-34333-01 and
         333-34333-02.

   (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among
         Registrant, the other issuers under the October 1997 Indenture, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the October 1997 Indenture.**

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

       Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement Nos. 33-61481 and
         333-29677.

(h)(1) Indenture dated as of April 1, 1999, between XCC and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's
         Board of Directors or Executive Committee of the Board of Directors (the "April 1999 XCC
         Indenture").

       Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-61481.

   (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among XCC,
         Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the April 1999 XCC Indenture.**

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

       *(b) Registrant's 1991 Long-Term Incentive Plan, as amended through October 9, 2000.**

        (c) Registrant's 1996 Non-Employee Director Stock Option Plan, as amended through May 20, 1999.

            Incorporated by reference to Registrant's Notice of the 1999 Annual Meeting of Shareholders and
              Proxy Statement pursuant to Regulation 14A.

       *(d) Description of Registrant's Annual Performance Incentive Plan.**

       *(e) 1997 Restatement of Registrant's Unfunded Retirement Income Guarantee Plan, as amended through
              October 9, 2000.**

       *(f) 1997 Restatement of Registrant's Unfunded Supplemental Retirement Plan, as amended through
              October 9, 2000**

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

    *(i)(1) Form of severance agreement entered into with various executive officers.

            Incorporated by reference to Exhibit 10(j) to Registrant's Quarterly Report on Form 10-Q for the
              Quarter ended June 30, 1989.

       *(2)  Form of severance agreement entered into with various executive officers, effective October 15,
              2000.**

       *(j) Registrant's Contributory Life Insurance Program, as amended as of January 1, 1999.

            Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

        (k) Registrant's Deferred Compensation Plan for Directors, 1997 Amendment and Restatement, as
              amended through October 9, 2000.**

       *(l) Registrant's Deferred Compensation Plan for Executives, 1997 Amendment and Restatement, as
              amended through October 9, 2000.**

       *(m) Executive Performance Incentive Plan.

            Incorporated by reference to Registrant's Notice of the 1995 Annual Meeting of Shareholders and
              Proxy Statement pursuant to Regulation 14A.

       *(n) Registrant's 1998 Employee Stock Option Plan, as amended through October 9, 2000.**

       *(o) Registrant's CEO Challenge Bonus Program.**

       *(p) Letter Agreement dated December 4, 2000 between Registrant and William F. Buehler, Vice
              Chairman of Registrant.**


       *(q) Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former
              President and Chief Executive Officer of Registrant.

            Incorporated by reference to Exhibit 10(p) to Registrant's Quarterly Report on Form 10-Q for the
              Quarter Ended June 30, 2000.

       *(r) Letter Agreement dated June 4, 1997 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

            Incorporated by reference to Exhibit 10(m) to Registrant's Quarterly Report on Form 10-Q for the
              Quarter Ended June 30, 1997.

       *(s) Letter Agreement dated April 2, 2001 between Registrant and Carlos Pascual, Executive Vice
              President of Registrant.**

       (11) Statement re computation of per share earnings.**

       (12) Computation of Ratio of Earnings to Fixed charges.**

       (13) Registrant's 2000 Annual Report to Shareholders.

       (21) Subsidiaries of Registrant.

       (23) Consent of KPMG LLP.

       (99) Directors and Officers Information.**

**  Previously filed.