Form 10-Q
period 2001-03-31
XEROX CORP
filed 2001-07-12
CIK 108772

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                        FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 2001

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

Yes _______ No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at June 30, 2001

Common Stock                               715,373,651  shares

              This document consists of 37 pages.

Forward-Looking Statements

From time to time Xerox Corporation (the Registrant or the Company) and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-Q, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

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


Customer Financing Activities - On average, 75 - 80 percent of the Registrant's equipment sales are financed through the Registrant. To fund these arrangements, the Registrant must access the credit markets and the long-term viability and profitability of its customer financing activities is dependent on its ability to borrow and its cost of borrowing in these markets. This ability and cost, in turn, is dependent on the Registrant's credit ratings. Currently the Registrant's credit ratings are such as to effectively preclude its ready access to capital markets and the Registrant is currently funding its customer financing activity from available sources of liquidity including cash on hand. There is no assurance that the Registrant will be able to continue to fund its customer financing activity at present levels. The Registrant is actively seeking third parties to provide financing to its customers. In the near-term the Registrant's ability to continue to offer customer financing and be successful in the placement of its equipment with customers is largely dependent upon obtaining such third party financing.

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
































































Xerox Corporation
Form 10-Q
March 31, 2001

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Operations                     6
      Consolidated Balance Sheets                               7
      Consolidated Statements of Cash Flows                     8
      Notes to Consolidated Financial Statements                9

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Results of Operations                                    21
      Capital Resources and Liquidity                          27
      Risk Management                                          31

   Item 3. Quantitative and Qualitative Disclosures about
     Market Risk                                               32

Part II - Other Information

   Item 1. Legal Proceedings                                   33
   Item 2. Changes in Securities                               33
   Item 5. Other Information                                   34
   Item 6. Exhibits and Reports on Form 8-K                    34

Signatures                                                     35
Exhibit Index

   Computation of Net Income (Loss) per Common Share           36

   Computation of Ratio of Earnings to Fixed Charges           37



For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor

PART I - FINANCIAL INFORMATION
Item 1                           Xerox Corporation
                      Consolidated Statements of Operations (Unaudited)

                                                       Three months ended
                                                            March 31,
(In millions, except per-share data)                     2001*     2000**

Revenues
  Sales                                                $ 2,056   $ 2,351
  Service, outsourcing, financing and rentals            2,146     2,189
  Total Revenues                                         4,202     4,540

Costs and Expenses
  Cost of sales                                          1,433     1,344
  Cost of service, outsourcing, financing and
    rentals                                              1,356     1,329
  Inventory charges                                          -        90
  Research and development expenses                        246       252
  Selling, administrative and general expenses           1,150     1,270
  Restructuring charge and asset impairments               101       506
  Gain on sale of half of interest in Fuji Xerox          (769)        -
  Gain on affiliate's sale of stock                          -       (21)
  Purchased in-process research and development              -        27
  Other, net                                                90       104
  Total Costs and Expenses                               3,607     4,901

Income (Loss) before Income Taxes (Benefits),
  Equity Income and Minorities' Interests                  595     (361)
  Income taxes (benefits)                                  404     (120)
Income (loss) after Income Taxes (Benefits) before
  Equity income and Minorities' Interests                  191     (241)

  Equity in net income of unconsolidated
    affiliates                                               2        4
  Minorities' interests in earnings of
    subsidiaries                                             7       11

Net income (loss) before extraordinary gain
  and cumulative effect of change in accounting
  principle                                                186     (248)

Extraordinary gain on early extinguishment of
  debt (less income taxes of $11)                           17         -
Cumulative effect of change in accounting
  principle (less income tax benefit of $1)                 (2)        -
Net Income (Loss)                                       $  201   $ (248)
Basic earnings (loss) per share:
Income (loss) before extraordinary gain and
  cumulative effect of change in accounting principle   $ 0.26   $(0.39)
Extraordinary gain, net                                   0.02        -
Cumulative effect of change in accounting principle, net (0.00)       -
Basic Earnings (Loss) per Share                         $ 0.28   $(0.39)
Diluted  earnings (loss) per share:
Income (loss) before extraordinary gain and
  cumulative effect of change in accounting principle   $ 0.23   $(0.39)
Extraordinary gain, net                                   0.02        -
Cumulative effect of change in accounting principle, net (0.00)       -
Diluted Earnings (Loss) per Share                       $ 0.25   $(0.39)
See accompanying notes
* As adjusted from the Company's unaudited Consolidated Statement of Operations included in its report on Form 8-K dated April 19, 2001.
**  As restated, see Note 2





                                Xerox Corporation
                            Consolidated Balance Sheets

                                             March 31,     December 31,
(In millions, except share data in thousands)    2001             2000
Assets                                       (Unaudited)

Cash and cash equivalents                      $ 2,778            $ 1,741
Accounts receivable, net                         2,070              2,281
Finance receivables, net                         5,004              5,097
Inventories, net                                 1,772              1,932
Equipment on operating leases, net                 643                724
Deferred taxes and other current assets          1,539              1,247

  Total Current Assets                          13,806             13,022

Finance receivables due after one year, net      7,730              7,957
Land, buildings and equipment, net               2,379              2,495
Investments in affiliates, at equity               605              1,362
Intangible and other assets, net                 3,174              3,061
Goodwill, net                                    1,503              1,578

Total Assets                                  $ 29,197           $ 29,475


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                               $ 2,966          $   2,693
Accounts payable                                   839              1,033
Accrued compensation and benefit costs             574                662
Unearned income                                    273                250
Other current liabilities                        2,019              1,630

  Total Current Liabilities                      6,671              6,268

Long-term debt                                  14,617             15,404
Postretirement medical benefits                  1,205              1,197
Deferred taxes and other liabilities             2,027              1,876
Deferred ESOP benefits                            (221)              (221)
Minorities' interests in equity of subsidiaries    124                141
Obligation for equity put options                    -                 32
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                       639                638
Preferred stock                                    630                647
Common shareholders' equity                      3,505              3,493

Total Liabilities and Equity                  $ 29,197          $  29,475

Shares of common stock issued and outstanding   693,353          668,576

See accompanying notes



                             Xerox Corporation
                 Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31  (In millions)              2001        2000 *

Cash Flows from Operating Activities
Net Income (Loss)                                      $  201       $  (248)
Adjustments required to reconcile net income (loss) to
   cash flows from operating activities, net of
   effects of acquisitions:
  Depreciation and amortization                           220           225
  Provisions for doubtful accounts                         92           111
  Restructuring and other charges                         101           623
  Gains on sales of businesses and assets                (767)          (21)
  Gain on early extinguishment of debt                    (28)            -
  Cumulative effect of change in accounting principle       3             -
  Cash payments for restructurings                       (158)          (62)
  Minorities' interests in earnings of subsidiaries         7            11
  Undistributed equity in income of
    affiliated companies                                   29            35
  Decrease (increase) in inventories                       99          (268)
  Increase in on-lease equipment                          (22)         (128)
  Decrease (increase) in finance receivables               78          (148)
  Decrease (increase) in accounts receivable              103          (302)
  Decrease in accounts payable and accrued
    compensation and benefit costs                       (258)         (164)
  Net change in current and deferred income taxes         311          (262)
  Change in other current and non-current
    liabilities                                            66          (223)
  Other, net                                             (114)         (299)
Net cash used in operating activities                     (37)       (1,120)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment       (69)        (124)
  Proceeds from sales of land, buildings and equipment      38            3
  Acquisitions, net of cash acquired                         -         (856)
  Proceeds from sale of ownership interest
    in Fuji Xerox                                        1,283            -

Net cash provided by (used in) investing activities      1,252         (977)

Cash Flows from Financing Activities
  Net change in debt                                       (93)       2,170
  Dividends on common and preferred stock                  (47)        (147)
  Proceeds from sales of common stock                       28           11
  Settlements of equity put options, net                   (28)           -
  Dividends to minority shareholders                         -           (1)
Net cash (used in) provided by financing activities       (140)       2,033
Effect of Exchange Rate Changes on Cash
   and cash equivalents                                    (38)          (1)

Increase (Decrease) in Cash and cash equivalents         1,037          (65)

Cash and cash equivalents at Beginning of Period         1,741          126

Cash and cash equivalents at End of Period             $ 2,778        $  61

See accompanying notes
*  As restated, see Note 2


1.  Basis of Presentation:

The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Corporation (the Company) in accordance with the accounting policies described in its 2000 Annual Report to Shareholders and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138 as of January 1, 2001. See Note 9 for additional details.


In addition, prior years' financial statements have been reclassified to reflect certain other reclassifications to conform with the 2001 presentation. The impact of these changes is not material and did not affect net income.

The term "pre-tax income (loss)" as used herein refers to the Consolidated Statement of Operations line item "Income (Loss) before Income Taxes (Benefits), Equity Income and Minorities' Interests."

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.


2.  Restatement:

We have restated our Consolidated Financial Statements for the quarter ended March 31, 2000 as a result of two separate investigations conducted by the Audit Committee of the Board of Directors. These investigations involved previously disclosed issues in our Mexico operations and a review of our accounting policies and procedures and the application thereof. This filing should be read in conjunction with our Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The adjustments made to the Consolidated Financial Statements for the quarter ended March 31, 2000
reflect the changes discussed in such  amendment.   All amounts included herein
have been restated to reflect the changes as discussed in that report.

These adjustments relate primarily to the imprudent and improper business practices in Mexico, the acquisition contingencies associated with our acquisition of the remaining ownership interest in Xerox Limited from the Rank Group Plc, the misapplications of GAAP under SFAS No. 13 "Accounting for Leases," and certain other items.


  The following table presents the effects of the adjustments on pre-tax income
(loss)(in millions):
                                                  Three months ended
                                           March 31, 2001      March 31, 2000
Increase (decrease) to pre-tax
  income (loss):
     Mexico                                    $    -                $  (34)
     Lease issues, net                             13                    27
     Other, net                                    58                    (5)
        Total                                  $   71                $  (12)


The following tables present the impact of the adjustments and restatements on a condensed basis (in millions):


                                                 Amount
                                                Previously       As
                                                 Reported *    Adjusted
Statement of Operations:
Three months ended March 31, 2001

     Revenues                                   $  4,156      $  4,202
     Costs and expenses                            3,632         3,607
     Net income (loss) before extraordinary gain
      and cumulative effect of change in
      accounting principle                           143           186
     Basic earnings per share                   $   0.19      $   0.26
     Diluted earnings per share                 $   0.17      $   0.23

                                                   Amount
                                                 Previously        As
                                                  Reported      Restated

Statement of Operations:
Three months ended March 31, 2000

     Revenues                                   $  4,504      $  4,540
     Costs and expenses                            4,853         4,901
     Net income (loss) before extraordinary gain
      and cumulative effect of change in
      accounting principle                          (243)         (248)
     Basic loss per share                         $(0.38)     $  (0.39)
     Diluted loss per share                       $(0.38)     $  (0.39)


* As reported in the Company's unaudited Statement of Operations included in its report on Form 8-K dated April 19, 2001.

3.  Inventories:

Inventories consist of (in millions):

                                         March 31,     December 31,
                                             2001             2000

Finished products                        $  1,236         $  1,439
Work in process                               173              147
Raw materials and supplies                    363              346
    Total                                $  1,772         $  1,932

4.  Restructurings:

March 2000 Restructuring. In March 2000, we announced details of a worldwide restructuring program. In connection with this program, we recorded a pre-tax provision of $596 ($423 after taxes, including our $18 share of a restructuring provision recorded by Fuji Xerox, an unconsolidated affiliate). The $596 pre-tax charge included severance costs related to the elimination of 5,200 positions worldwide. Approximately 65 percent of the positions to be eliminated are in the U.S., 20 percent are in Europe, and the remainder are predominantly in Latin America. The employment reductions primarily affected employees in manufacturing, logistics, customer service and back office support functions. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on the fair value less cost to sell, with fair value based on estimates of existing market prices for similar assets. The inventory charges relate primarily to the consolidation of distribution centers and warehouses and the exit from certain product lines.

Included in the original provision were reserves related to liabilities due to various third parties and several asset impairment charges. Liabilities recorded for lease cancellation and other costs originally aggregated $51 and included $32 for various contractual commitments, other than facility occupancy leases, that will be terminated early as a result of the restructuring. The commitments include cancellation of supply contracts and outsourced vendor contracts. Included in the asset impairment charge of $71 was: $44 for machinery and tooling for products that were discontinued or will be alternatively sourced; $7 for leasehold improvements at facilities that will be closed; and $20 of sundry surplus assets, individually insignificant, from various parts of our business. These impaired assets were primarily located in the U.S. and the related product lines generated an immaterial amount of revenue. Approximately $71 of the $90 of inventory charges related to excess inventory in many product lines created by the consolidation of distribution centers and warehouses. The remainder was primarily related to the transition to inkjet technology in our wide format printing business.

Weakening business conditions and operating results during 2000 required a re-evaluation of the initiatives announced in March 2000. Accordingly, during the fourth quarter of 2000, and in connection with the turnaround program discussed below, $71 ($47 after taxes), of the original $596 provision was reversed, $59 related to severance costs for 1,000 positions and $12 related to lease cancellation and other costs. The reversals primarily relate to delays in the consolidation and outsourcing of certain of our warehousing and logistics operations and the cancellation of certain European initiatives no longer necessary as a result of higher than expected attrition.

During the first quarter of 2001 we recorded a net reversal to the March 2000 restructuring reserve of $7 ($6 after taxes). This included the reversal of $43 of previously recorded charges and additional charges of $36. These amounts relate to the adjustment of the originally recorded reserves based on management's most recent estimate of the costs to complete previously announced actions.

Turnaround Program. During 2000, the significant business challenges that we began to experience in the second half of 1999 continued to adversely affect our financial performance. These challenges include: the ineffective execution of a major sales force realignment, the ineffective consolidation of our U.S. customer administrative centers, increased competition and adverse economic conditions.

These operational challenges, exacerbated by significant technology and acquisition investments, led to a net loss in 2000, credit rating agency downgrades, limited access to capital markets and marketplace concerns regarding our liquidity. In response to these challenges, in October 2000, we announced a Turnaround Program that includes a wide-ranging plan to sell assets, cut costs and strengthen core operations. Additionally, we are exploring alternatives to provide financing for customers in a manner that does not involve the Xerox balance sheet, and over time will provide financing for customers using third parties. In December 2000, we sold our operations in China to Fuji Xerox for $550 and in March 2001 we sold half of our ownership interest in Fuji Xerox Co., Ltd. (Fuji Xerox) to Fuji Photo Film Co, Ltd. (Fujifilm)(see Note 11). We are engaged in other activities that will enhance our liquidity. These activities include asset sales, strategic alliances, and the sale or outsourcing of certain manufacturing operations. It is expected that in most cases asset sales will result in a gain.

Regarding the cost reductions, we are in the process of finalizing plans that are designed to reduce costs by at least $1.0 billion annually. In connection with those plans, during the fourth quarter of 2000, we recorded an additional pre-tax restructuring provision totaling $105 ($87 after taxes, including our $19 share of an additional provision recorded by Fuji Xerox), in connection with finalized initiatives under the turnaround program. These charges included estimated costs of $71 for severance costs associated with work force reductions related to the elimination of 2,300 positions worldwide and $34 of asset impairments associated with the disposition of a non-core business. The severance costs relate to further streamlining of existing work processes, elimination of redundant resources and the consolidation of existing activities into other existing operations.

During the first quarter of 2001, and in connection with the turnaround program, we recorded an additional pre-tax restructuring provision totaling $108 ($73 after taxes), in connection with finalized initiatives under the turnaround program. This charge includes estimated costs of $97 for severance costs associated with work force reductions related to the elimination of approximately 1,000 positions worldwide and $11 of asset impairments. The severance costs relate to continued streamlining of existing work processes, elimination of redundant resources and the consolidation of existing activities into other existing operations.

The following table summarizes the status of the March 2000 restructuring Reserve and the Turnaround Program (in millions):


                                                          Charges
                        Original    Net         New      Against     3/31/01
                        Reserve   Reversals   Actions   Reserve(1)      Balance
-------------------------------------------------------------------------------
March 2000 restructuring:
Cash charges
Severance and
 related costs          $  384     $  (66)          -     $  (216)      $  102
Lease cancellation
 and other costs            51        (12)          -         (22)          17
------------------------------------------------------------------------------
 Subtotal                  435        (78)          -        (238)         119
Non-cash charges
Asset impairment            71          -           -         (71)           -
Inventory charges           90          -           -         (90)           -
------------------------------------------------------------------------------
 Subtotal                  161          -           -        (161)           -
------------------------------------------------------------------------------
 Subtotal March 2000       596        (78)          -        (399)         119
Turnaround Program:
Severance and related       71          -          97         (55)         113
 costs
Asset impairment            34          _          11         (45)           -
------------------------------------------------------------------------------
 Subtotal Turnaround       105          -         108        (100)         113
------------------------------------------------------------------------------
Grand Total             $  701     $  (78)        108      $ (499)      $  232
------------------------------------------------------------------------------

 (1) Including the impact of currency translation adjustments.

At March 31, 2001, the ending reserve balance for the March 2000 restructuring program is $119 and, for the Turnaround Program is $113, resulting in a total reserve balance of $232 million as of March 31, 2001. The remaining reserve relates to cash expenditures to be incurred primarily during 2001 and is included in Other current liabilities.


5.  Common Shareholders' Equity:

Common shareholders' equity consists of (in millions):

                                         March 31,     December 31,
                                             2001             2000

Common stock                             $    695         $    670
Additional paid-in-capital                  1,676            1,556
Retained earnings                           3,596            3,441
Accumulated other comprehensive
  loss /1/                                 (2,462)          (2,174)
Total                                    $  3,505         $  3,493

/1/ Accumulated other comprehensive loss at March 31, 2001 is composed of cumulative translation $(2,408), minimum pension liability of $(27),unrealized losses on marketable securities of $(3), and mark to market losses on cash flow hedges of $(24).

In January 2001, 0.8 million put options with a strike price of $40.56 per share were net cash settled for $28. Funds for this net cash settlement were obtained by selling 5.9 million unregistered shares of our common stock for proceeds of $28.

Comprehensive loss for the three months ended March 31, 2001 and 2000 is as follows (in millions):

                                         March 31,        March 31,
                                             2001             2000
Net income (loss)                        $   201          $  (248)
Translation adjustments                     (266)              34
Unrealized gains on marketable
  Securities                                   2               14
Cash flow hedge adjustments                  (24)               -

Comprehensive loss                       $   (87)         $  (200)


6.  Interest expense and income:

Interest expense totaled $287 and $227 for the three months ended March 31, 2001 and 2000, respectively. Interest income totaled $242 and $236 for the three months ended March 31, 2001 and 2000, respectively.

7.  Segment Reporting:

In the first quarter of 2001, we completed the realignment of our operations in order to more closely align our reportable segments with the markets that we serve. As a result of this realignment our reportable segments have been revised accordingly and are as follows: Production, Office, Small Office/Home Office, and Developing Markets Operations.

The Production segment includes DocuTech, Production Printing, color products for the production and graphic arts markets and light lens copiers over 90 pages per minute provided directly to Fortune 1000, Graphic Arts and government, education and other public sector customers through direct sales and service organizations in North America and Europe.

The Office segment includes our family of Document Centre digital multi-function products; light-lens copiers under 90 pages per minute; and our color laser, solid ink and monochrome laser desktop printers, digital copiers and facsimile products sold through indirect sales channels for North America and Europe. The Office market is comprised of global, national and mid-size commercial customers as well as government, education and other public sector customers.

The Small office/Home office (SOHO) segment includes inkjet printers and personal copiers sold through indirect channels in North America and Europe to small offices, home offices and personal users (consumers). As more fully discussed in Note 13, in June 2001 the Ad Hoc Committee of the Board of Directors approved the disengagement from the SOHO business.

The Developing Markets Operations segment (DMO) includes Latin America, Russia, India, the Middle East and Africa to take advantage of growth opportunities in emerging markets/countries around the world, building on the leadership Xerox has already established in a number of those markets.

Other includes several units, none of which met the thresholds for separate segment reporting. This group includes primarily Xerox Engineering Systems and Xerox Supplies Group (predominantly paper). Other segment profit/(loss) includes certain general corporate expenses which have not been allocated to the operating segments.

Operating segment profit/(loss) information for the three months ended March 31, 2001 and 2000 is as follows (in millions):

                                                      Developing
                       Production Office       SOHO    Markets    Other   Total
2001
Revenue from external
   customers           $   1,444 $ 1,705 $      120 $      459 $    474 $ 4,202
Intercompany revenues          -       3          2          -       (5)      -
Total segment revenues $   1,444 $ 1,708 $      122 $      459 $    469 $ 4,202

Segment profit/
  (loss)/1/            $     131 $    65 $      (78)$      (73)$   (118)$  (73)

2000
Revenue from external
   customers           $   1,512 $ 1,698 $      161 $      596 $    573 $ 4,540
Intercompany revenues                  2          -          -       (2)      -
Total segment revenues $   1,512 $ 1,700 $      161 $      596 $    571 $ 4,540

Segment profit/
  (loss)               $     237 $   110 $      (49)$       26 $    (62)$   262


/1/The following is a reconciliation of segment profit/(loss) to total Company Income (Loss) before Income Taxes (Benefits), Equity Income and Minorities'
Interest:
                                      Three months ended     Three months ended
                                         March 31, 2001         March 31, 2000

Total segment profit                          $ (73)               $   262
Restructuring:
  Inventory charges                        -                   (90)
  Restructuring charge and asset
    impairments                         (101)   (101)         (506)   (596)
Gain on sale of half of ownership
    interest in Fuji Xerox                       769                     -
Purchased in-process R&D                           -                   (27)

Income (Loss) before Income Taxes (Benefits),
  Equity Income and Minorities' Interests      $ 595                $ (361)






8.  Receivables - Financing transactions:

In January 2001, we transferred $898 of finance receivables to a special purpose entity for cash proceeds of $435, received from an affiliate of General Electric Capital Corporation (GE Capital), and a retained interest of $463. The proceeds were accounted for as a secured borrowing. At March 31, 2001 the balance of receivables transferred was $734 and is included in Finance receivables, net in the Consolidated Balance Sheets. The remaining secured borrowing balance of $340 is included in Debt. The total proceeds of $435 are included in the Net Change in debt in the Consolidated Statements of Cash Flows. The borrowing will be repaid over 18 months and bears interest at the rate of 8.98 percent.

Refer to Note 11 - Divestitures for a discussion of the sale of certain of our European leasing businesses.


9.  Accounting Changes - Accounting for Derivative Instruments:

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) and SFAS 138 as of January 1, 2001. SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

Upon adoption of SFAS No. 133, we recorded a net cumulative after-tax loss of $2 in the first quarter statement of operations and a net cumulative after-tax loss of $19 in Accumulated Other Comprehensive Income. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values and fair values of related hedged assets, liabilities and firm commitments, we recognized a $403 increase in Total Assets and a $424 increase in Total Liabilities.

The adoption of SFAS 133 is expected to increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as more fully described in management's discussion of capital resources and liquidity, our ability to enter into new derivative contracts is severely constrained. The following is a summary of our FAS 133 activity during the first quarter.


Interest Rate/Cross Currency Swaps. We enter into several types of derivative agreements primarily to manage interest rate and currency exposures related to our indebtedness and to "match fund" our customer financing assets. We attempt to manage our exposures in total on an economic basis, considering our total portfolio of indebtedness, which includes fixed rate, variable rate and foreign currency borrowings with varying terms. Accordingly, while all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the underlying related debt result in our inability to obtain hedge accounting treatment in accordance with SFAS No. 133. This will result in mark-to-market valuation of these derivatives directly through earnings, which will lead to increased volatility in our earnings.

During the first quarter, the net effect from the mark-to-market valuation of our interest rate derivatives recorded in earnings was not material. However, the mark-to-market valuation of certain cross currency interest rate swap agreements did result in a net gain of $22 million which is net of the remeasurement of the underlying foreign currency debt and is included in Other, net.

Currency Derivatives. We utilize forward exchange contracts and option contracts to hedge against the potentially adverse impacts of foreign currency fluctuations on foreign currency denominated assets and liabilities. Changes in the value of these currency derivatives are recorded in earnings together with the offsetting foreign exchange gains and losses on the underlying assets and liabilities.

We also utilize currency derivatives to hedge anticipated transactions, primarily forecasted purchases of foreign-sourced inventory. These contracts are accounted for as cash flow hedges, and changes in their value are deferred in Other Comprehensive Income until the anticipated transaction is realized, as that term is defined in the Standard. During the first quarter, the impacts of our cash flow hedges were not material.

Net Investment Hedges. We also utilize currency derivatives to hedge against the potentially adverse impacts of foreign currency fluctuations on certain of our investments in foreign entities. During the first quarter, $26 million of net after-tax gains related to hedges of our net investments in Xerox Brazil, Xerox Limited and Fuji Xerox were included in the cumulative translation adjustments account.

10.Debt for Equity Exchanges:

In March 2001, we retired $122 of long-term debt through the exchange of
15.5 million shares of common stock valued at $94. The retirements resulted in a pre-tax extraordinary gain of $28 ($17 after taxes or $0.02 per share) for a net equity increase of approximately $111. From April 1, 2001 through June 30, 2001 we retired an additional $205 of debt through the exchange of 20.7 million shares of common stock valued at $179. The second quarter retirements resulted in a pre-tax extraordinary gain of $30 ($18 after taxes) for a net equity increase of approximately $197.

11.Divestitures:

In March 2001, we completed the sale of half of our ownership interest in Fuji Xerox to Fujifilm for $1,283 in cash. The sale resulted in a pre-tax gain of $769 ($300 after taxes). Under the agreement, Fujifilm's ownership interest in Fuji Xerox increased from 50 percent to 75 percent. While Xerox's ownership interest decreased to 25 percent, we retain significant rights as a minority shareholder. All product and technology agreements between us and Fuji Xerox will continue, ensuring that the two companies retain uninterrupted access to each other's portfolio of patents.

In the second quarter of 2001, we sold our leasing businesses in four European countries to Resonia Leasing AB (Resonia) for proceeds of approximately $370. The assets sold of approximately $355 include the leasing portfolios in the respective countries, title to the underlying equipment included in the lease portfolios and certain employees and systems used in the operations of the businesses. Under the terms of the agreement Resonia will provide on-going exclusive equipment financing to Xerox customers in those countries.


12. Litigation:

On April 11, 1996, an action was commenced by Accuscan Corp. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40. However, on September 14, 1998, the court granted the Company's motion for a new trial on damages. The trial ended on October 25, 1999 with a jury verdict of $10. The Company's motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the court. The Company is appealing to the Court of Appeals for the Federal Circuit. Accuscan is appealing the new trial grant which reduced the verdict from $40 and seeking a reversal of the jury's finding of no willful infringement. On May 31, 2001 the U.S. Court of Appeals for the federal circuit ruled that the Company did not infringe the patent and reversed this judgment for Accuscan. On June 11, 2001 Accuscan filed a petition for a rehearing.

On June 24, 1999, the Company was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of the Company's alleged disposal and/or release of hazardous substances into the soil, air and groundwater. On July 22, 1999, April 12, 2000, November 30, 2000, and March 31, 2001 respectively, four additional com-plaints were filed in the same court on behalf of an additional 79, 141, 76, and 51 plaintiffs, respectively, with the same claims for damages as the June 1999 action. Three of the four additional cases have been served on the Company.

Plaintiffs in all five cases further allege that they have been exposed to such hazardous substances by inhalation, ingestion and dermal contact, including but not limited to hazardous substances contained within the municipal drinking water supplied by the City of Pomona and the Southern California Water Company. Plaintiffs' claims against Registrant include personal injury, wrongful death, property damage, negligence, trespass, nuisance, fraudulent concealment, absolute liability for ultra-hazardous activities, civil conspiracy, battery and violation of the California Unfair Trade Practices Act. Damages are unspecified.

The Company denies any liability for the plaintiffs' alleged damages and intends to vigorously defend these actions. The Company has not answered or appeared in any of the cases because of an agreement among the parties and the court to stay these cases pending resolution of several similar cases currently pending before the California Supreme Court. However, the court recently directed that the five cases against the Company be coordinated with a number of other unrelated groundwater cases pending in Southern California.

A consolidated securities law action entitled In re Xerox Corporation Securities Litigation is pending in the United States District Court for the District of Connecticut. Defendants are Registrant, Barry Romeril, Paul Allaire and G. Richard Thoman, former Chief Executive Officer, and purports to be a class action on behalf of the named plaintiffs and all other purchasers of Common Stock of the Company during the period between October 22, 1998 through October 7, 1999 (Class Period). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (34 Act), and Securities and Exchange Commission Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company's Common Stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company's Common Stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held Common Stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase Common Stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants' alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. The defendants' motion for dismissal of the complaint is pending. The named individual defendants and the Company deny any wrongdoing and intend to vigorously defend the action.

Two putative shareholder derivative actions are pending in the Supreme Court of the State of New York, County of New York on behalf of the Company against all current members of the Board of Directors (with the exception of Anne M. Mulcahy) and G. Richard Thoman (in one of the actions) and the Company, as a nominal defendant. Another, now dismissed, putative shareholder derivative action was pending in the United States District Court for the District of Connecticut. Plaintiffs claim breach of fiduciary duties and/or gross mismanagement related to certain of the alleged accounting practices of the Company's operations in Mexico. The complaints in all three actions alleged that the individual named defendants breached their fiduciary duties and/or mismanaged the Company by, among other things, permitting wrongful business/accounting practices to occur and in-adequately supervising and failing to instruct employees and managers of the Company. In one of the New York actions it is claimed that the individual defendants disseminated or permitted the dissemination of misleading information. In the other New York action it is also alleged that the individual defendants failed to vigorously investigate potential and known problems relating to accounting, auditing and financial functions and to take affirmative steps in good faith to remediate the alleged problems. In the federal action in Connecticut it was also alleged that the individual defendants failed to take steps to institute appropriate legal action against those responsible for unspecified wrongful conduct. Plaintiffs claim that the Company has suffered unspecified damages. Among other things, the pending complaints seek unspecified monetary damages, removal and replacement of the individuals as directors of the Company and/or institution and enforcement of appropriate procedural safeguards to prevent the alleged wrongdoing. Defendants filed a motion to dismiss in one of the New York actions. Subsequently, the parties to the federal action in Connecticut agreed to dismiss that action without prejudice in favor of the earlier-filed New York action. The parties also agreed, subject to court approval, to seek consolidation of the New York actions and a withdrawal, without prejudice, of the motion to dismiss. On May 10, 2001 the court entered an order which, among other things, approved that agreement. The individual defendants deny the wrongdoing alleged in the complaints and intend to vigorously defend the actions.

Twelve purported class actions had been pending in the United States District Court for the District of Connecticut against Registrant, KPMG LLP (KPMG), and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy and Barry D. Romeril. A court order consolidated these twelve actions and established a procedure for consolidating any subsequently filed related actions. The consolidated action purports to be a class action on behalf of the named plaintiffs and all purchasers of securities of, and bonds issued by, Registrant during the period between February 15, 1998 through February 6, 2001 (Class). Among other things, the consolidated complaint generally alleges that each of the Company, KPMG, the individuals and additional defendants Philip Fishbach and Gregory Tayler violated Sections 10(b) and/or 20(a) of the 34 Act and Securities and Exchange Commission Rule 10b-5 thereunder, by participating in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company's Common Stock by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company's Mexican operations and other matters relating to the Company's financial condition beyond the Company's Mexican operations. The amended complaint generally alleges that this scheme deceived the investing public regarding the true state of the Company's financial condition and caused the named plaintiff and other members of the alleged Class to purchase the Company's Common Stock and Bonds at artificially inflated prices. The amended complaint seeks unspecified compensatory damages in favor of the named plaintiff and the other members of the alleged Class against the Company, KPMG and the individual defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. Following the entry of the order of consolidation, at least five additional related class action complaints were filed in the same Court. In each of these cases, the plaintiffs defined a class consisting of persons who purchased the Common Stock of the Company during the period February 15, 1998 through and including February 6, 2001. Some of these plaintiffs filed objections to the consolidation order, challenging the appointment of lead plaintiffs and lead and liaison counsel and have separately moved for the appointment of lead plaintiff and lead counsel. The court has not rendered a decision with regard to the objections. The individual defendants and the Company deny any wrongdoing alleged in the complaints and intend to vigorously defend the actions.

A lawsuit has been instituted in the Superior Court, Judicial District of Stamford/Norwalk, Connecticut, by James F. Bingham, a former employee of the Company against the Company, Barry D. Romeril, Eunice M. Filter and Paul Allaire. The complaint alleges that he was wrongfully terminated in violation of public policy because he attempted to disclose to senior management and to remedy alleged accounting fraud and reporting irregularities. He further claims that the Company and the individual defendants violated the Company's policies/commitments to refrain from retaliating against employees who report ethics issues. The plaintiff also asserts claims of defamation and tortious interference with a contract. He seeks: (a) unspecified compensatory damages in excess of $15 thousand, (b) punitive damages, and (c) the cost of bringing the action and other relief as deemed appropriate by the court. The individuals and the Company deny any wrongdoing alleged in the complaint and intend to vigorously defend the action.

A putative shareholder derivative action is pending in the Supreme Court of the State of New York, Monroe County against certain current and former members of the Board of Directors, namely G. Richard Thoman, Paul A. Allaire, B. R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan Jr., Yotaro Kobayashi, Ralph S. Larsen, Hilmar Kopper, John D. Macomber, George J. Mitchell, N. J. Nicholas, Jr., John E. Pepper, Patricia L. Russo, Martha R. Seger and Thomas C. Theobald (collectively, the "Individual Defendants"), and the Company, as a nominal defendant. Plaintiff claims the Individual Defendants breached their fiduciary duties of care and loyalty to the Company and engaged in gross mismanagement by allegedly awarding former CEO, G. Richard Thoman, compensation including elements that were unrelated in any reasonable way to his tenure with the Company, his job performance, or the Company's financial performance. The complaint further specifically alleges that the Individual Defendants failed to exercise business judgment in granting Thoman lifetime compensation, a special bonus award, termination payments, early vesting of stock compensation, and certain transportation perquisites, all which allegedly constituted gross, wanton and reckless waste of corporate assets of the Company and its shareholders. Plaintiff claims that the Company has suffered damages and seeks judgment against the Individual Defendants in an amount equal to the sum of the special bonus, the present value of the $800 thousand per year lifetime compensation, the valuation of all options unexercised upon termination, the cost of transportation to and from France, and/or an amount equal to costs already incurred under the various compensation programs, cancellation of unpaid balances of these obligations, and/or cancellation of unexercised options and other deferred compensation at the time of his resignation, plus the cost and expenses of the litigation, including reasonable attorneys', accountants' and experts' fees and other costs and disbursements. On May 31, 2001 defendants filed a motion to dismiss the complaint. The Individual Defendants deny the wrongdoing alleged in the complaint and intend to vigorously defend the action.

A class was certified in an action originally filed in the United States District Court for the Southern District of Illinois last August. Plaintiffs bring this action on behalf of themselves and an alleged class of over 25,000 persons who received lump sum distributions from the Company's Retirement Income Guarantee Plan after January 1, 1990. Plaintiffs assert violations of the Employee Retirement Income Security Act ("ERISA"), claiming that the lump sum distributions were improperly calculated. The damages sought are not specified. On July 3, 2001 the court granted the Plaintiffs' motion for summary judgment, finding that the lump sum calculations violated ERISA. The Company denies any wrongdoing and intends to appeal the District Court's ruling.

In 2000, the Company was advised that the Securities and Exchange Commission
(SEC) had entered an order of a formal, non-public investigation into our accounting and financial reporting practices in Mexico and other areas. We are cooperating fully with the SEC. The Company cannot predict when the SEC will conclude its investigation or its outcome.

On June 19, 2001,an action was commenced by Pitney Bowes in the United States District Court for the District of Connecticut against the Company seeking unspecified damages for infringement of a patent of Pitney Bowes which expired on May 31,2000. Plaintiff claims that two printers containing image enhancement functions infringe the patent and seeks damages in an unspecified amount for sales between June 1995 and May 2000. The Company denies any wrongdoing and intends to vigorously defend the action.


Note 13 - Subsequent Events:

   In June 2001, the Ad Hoc Committee of the Board of Directors approved the disengagement from our small office/home office (SOHO) business. Over the next six months we will discontinue our line of personal inkjet and xerographic printers, copiers, facsimile machines and multi-function devices which are sold primarily through retail channels to small offices, home offices and personal users (consumers). We intend to sell the remaining inventory through current channels. We will continue to provide service, support and supplies, including the manufacturing of such supplies, for customers who currently own SOHO products during a phase-down period to meet customer commitments.
   Total assets of the SOHO operations as of March 31, 2001 were approximately $475 and primarily consisted of Accounts receivable, Inventories, and Land, buildings and equipment.
     We are currently finalizing our exit plans. The loss on disposal and other financial statement effects will be determined and disclosed in our 2001 second quarter Form 10-Q.

     In July 2001, the Board of Directors decided to eliminate the payment of dividends on the Company's common stock. Additionally the Board of Directors chose not to declare the dividend on the Employee Stock Ownership Program
(ESOP)preferred stock. Instead we will make and additional contribution to the ESOP trust

Item 2                   Xerox Corporation
             Management's Discussion and Analysis of
           Results of Operations and Financial Condition

Results of Operations

Summary

As more fully discussed below and in Note 2 to the Consolidated Financial Statements, the Company has restated its 1999 and 1998 financial statements. This restatement has also impacted the quarterly financial information previously presented for the quarters ended March 31, 2001 and March 31, 2000. All dollar and per share amounts and financial ratios have been revised, as appropriate, for the effects of the restatement.

We have restated our Consolidated Financial Statements for the quarter ended March 31, 2000 as a result of two separate investigations conducted by the Audit Committee of the Board of Directors. These investigations involved previously disclosed issues in our Mexico operations and a review of our accounting policies and procedures and the application thereof. This filing should be read in conjunction with Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The adjustments made to the Consolidated Financial Statements for the quarter ended March 31, 2000 reflect the changes discussed in such amendment. All amounts included herein have been restated to reflect the changes as discussed in that report.

These adjustments relate primarily to the imprudent and improper business practices in Mexico, the acquisition contingencies associated with our acquisition of the remaining ownership interest in Xerox Limited from the Rank Group Plc, the misapplications of GAAP under SFAS No. 13 "Accounting for Leases," and certain other items. The following table presents the effects of the adjustments on pre-tax income (loss):
                                                  Three months ended
                                           March 31, 2001      March 31, 2000
Increase (decrease) to pre-tax
  income (loss):
     Mexico                                    $    -              $  (34)
     Lease issues, net                             13                  27
     Other, net                                    58                  (5)
        Total                                  $   71              $  (12)

Throughout the following Management's Discussion and Analysis of Results of Operations and Financial Condition all referenced amounts reflect the above described restatement adjustments.

Total first quarter 2001 revenues of $4.2 billion declined 7 percent (5 percent pre-currency) from $4.5 billion in the 2000 first quarter reflecting a significant improvement from the fourth quarter decline. U.S. direct sales force stability resulted in modest year over year revenue growth in North America for the first time in 6 quarters. Pre-currency revenues declined modestly in Europe. Pre-currency revenues in Developing Markets declined 21 percent as we reconfigure our Latin American operations to a new business approach prioritizing cash and profitable revenue.

First quarter 2001 net income was $201 million including a $300 million after tax gain related to the March 30, 2001 sale of half of our investment in Fuji Xerox Co., Ltd. (Fuji Xerox) to Fuji Photo Film Co. Ltd. (Fujifilm), an additional net after tax restructuring provision of $62 million associated with our previously announced Turnaround Program, a $17 million after tax gain on early retirement of debt and a $2 million after tax loss from the implementation of SFAS 133. The first quarter 2000 net loss was $248 million including a $423 million after tax restructuring provision and a $19 million after tax in-process research and development charge associated with the January 1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division (CPID). Excluding all special items, the first quarter 2001 loss was $52 million compared with net income of $194 million in the 2000 first quarter. The 2001 first quarter loss reflected the revenue decline as well as a significant gross margin decline partially offset by lower SAG expenses reflecting the initial benefits from our Turnaround Program.

Earnings per share was $0.25 in the 2001 first quarter including the $0.38 earnings per share gain from the Fuji Xerox sale, the $0.08 restructuring provision and the $0.02 gain from the early retirement of debt. The first quarter 2000 loss per share was $0.39 including charges of $0.67 for restructuring and acquired CPID in-process R&D. Excluding all special items, the first quarter 2001 loss per share was $0.07 compared with $0.28 earnings per share in the 2000 first quarter.

In the ordinary course of business, management makes many estimates in the accounting for items that affect our reported results of operations and financial position. The following table summarizes the more significant of these estimates, and the changes therein, and their impacts on pre-tax income
(loss):

                                                      Three months ended
                                               March 31, 2001    March 31, 2000
Increase (decrease) in pre-tax income (loss):
   Provisions for doubtful accounts               $  (92)           $ (111)
   Provisions for obsolete and excess inventory      (58)              (28)
   Revenue allocations                                 -                10
   Finance discount rates                             (7)               17



The preceding items are analyzed as appropriate in succeeding sections of this Management's Discussion and Analysis of Operations and Financial Condition and/or the accompanying Notes to Consolidated Financial Statements.

Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth." Latin American currencies are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments, and our operations in these countries have historically implemented pricing actions to recover the impact of inflation and devaluation.

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 7 percent stronger in the 2001 first quarter than in the 2000 first quarter. As a result, currency translation had an unfavorable impact of approximately two percentage points on revenue growth.

Revenues

Total revenues declined 7 percent (5 percent pre-currency) in the 2001 first quarter from the 2000 first quarter significantly improving from the 16 percent (12 percent pre-currency) decline in the 2000 fourth quarter (excluding the beneficial impact of the 2000 CPID acquisition). Excluding our China operations which we sold to Fuji Xerox in December 2000, first quarter 2001 pre-currency revenues declined 4 percent.

Beginning this quarter we have changed our revenue reporting to the following segments: Production, Office, Small Office/Home Office (SOHO) and we will continue to separately disclose revenues in Developing Markets Operations.


Segment Analysis

Revenues and year-over-year revenue growth rates by segment are as follows:

                                                           1Q 2001
                        Memo:2000           2000             Post-       Pre-
            Pre-Currency Revenue Growth  Full Year         Currency  Currency
               Q1	   Q2   Q3   Q4   FY    Revenues  Revenues  Growth  Growth

Total Revenues  8%   0%  (2)% (9)% (1)%     $18.7     $4.2      (7)%   (5)%

Production      1   (2)  (8) (12)  (6)        6.3      1.4      (4)    (2)
Office          4    5    4   (3)   2         7.1      1.7       -      3
SOHO           35   (3)  (2)   1    6         0.6      0.1     (24)    (24)
Developing
Markets        36    4   (3) (21)   0         2.5      0.5     (23)   (21)
Other           7   (9)  (1)  (4)  (2)        2.2      0.5     (18)   (16)

Memo: Color     64  60   74   54   62         2.9      0.7      13     16

Dollars are in billions. 2000 pre-currency revenue growth includes the beneficial impact of the January 1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division.

Production revenues include DocuTech, Production Printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute for North America and Europe. First quarter 2001 revenues declined 4 percent (2 percent pre-currency), an improvement from recent trends. Strong growth in production color revenues, including the successful DocuColor 2000 series which began shipments in June, 2000 and the DocuColor 12, are not yet sufficient to offset monochrome revenue declines, particularly in light lens products. Pre-currency equipment sales declined 4 percent and post equipment install revenues declined one percent. The improved sales force productivity resulting from filled sales territories and the increasing average tenure of the sales force was somewhat offset by a weaker economic environment, increased competition and continued movement to distributed printing and electronic substitutes. Post equipment install revenues were also adversely affected by reduced equipment placements in earlier quarters. Production revenues represented 34 percent of first quarter 2001 revenues compared with 33 percent in the 2000 first quarter. Gross margins for the production segment declined primarily as a result of weak mix, lower manufacturing productivity as we reduced inventory, competitive pricing pressures, and unfavorable transaction currency.

Office revenues include our family of Document Centre digital multi-function products; light-lens copiers under 90 pages per minute; and our color laser, solid ink and monochrome laser desktop printers, digital copiers and facsimile products sold through indirect sales channels for North America and Europe. First quarter 2001 revenues were essentially unchanged from the first quarter 2000 (grew 3 percent pre-currency). First quarter 2001 pre-currency black and white office revenues were essentially unchanged from the first quarter 2000. Black and white copying revenues grew in North America reflecting strong Document Centre departmental equipment sales growth including the Document Centre 480 which prints and copies at 75 pages per minute. European monochrome copying revenue declined reflecting our decision to reduce our participation in very aggressively priced competitive customer bids and tenders as we reorient our focus from marketshare to profitable revenue. Monochrome laser printing revenues had excellent growth in the 2001 first quarter reflecting good equipment sales growth and excellent supplies revenue growth. Excellent office color revenue growth reflected continued placements of the Document Centre ColorSeries 50, the industry's first color-enabled digital multi-function product and good revenue growth from our Phaser line of laser and solid ink networked printers. Office revenues represented 41 percent of first quarter 2001 revenues compared with 38 percent in the 2000 first quarter. Gross margins decreased primarily as a result of continued equipment and service competitive pricing pressures, lower manufacturing productivity as we focus on reducing inventory, and unfavorable transaction currency.

Small Office/Home Office (SOHO) revenues include inkjet printers and personal copiers sold through indirect channels in North America and Europe. SOHO revenues declined 24 percent (24 percent pre-currency). Modest inkjet revenue growth reflected modest shipment growth due to weak market conditions and very aggressive competitive equipment pricing only partially offset by strong supplies growth. Monochrome revenues in this segment declined reflecting customers' strong preference for color. SOHO revenues represented 3 percent of first quarter 2001 revenues compared with 4 percent in the 2000 first quarter. Gross margins declined significantly in the SOHO segment primarily as a result of very aggressive ink jet equipment pricing pressures, and a transition from monochrome copiers to ink jet products. As more fully discussed in Note 13 to the Consolidated Financial Statements, in June 2001 the Ad Hoc Committee of the Board of Directors approved the disengagement from the SOHO business.

Developing Markets Operations (DMO) includes operations in Latin America, Russia, India, the Middle East and Africa. (2000 revenues included China prior to the December, 2000 sale of that operation to Fuji Xerox) First quarter 2001 revenue declined significantly in Brazil from the 2000 first quarter reflecting reduced equipment placements, an increased competitive environment and lower prices as the company focused on reducing inventory. Revenue declined throughout Latin America due to some weaker economies and our decision to focus on cash and profitable revenue generation rather than market share. Revenue in Mexico declined as it continues to implement its own turnaround plan. The Middle East and Africa had strong revenue growth in the first quarter and Russia had excellent revenue growth. Gross margins declined in DMO as a result of lower equipment and service margins due to an increased competitive environment, lower selling prices as we focused on reducing inventory, weak mix, lower residual values being recognized in 2001 leases versus the prior year, and the absence of the structured transactions, described below, involving contractual arrangements which transferred the risks of ownership of equipment subject to operating leases to third party financial companies.

Since 1985 the Company, primarily in North America, has sold pools of equipment subject to operating leases to third party finance companies (the counter-party) and recorded these transactions as sales at the time the equipment is accepted by the counter-party. The various programs provided us with additional funding sources and/or enhanced credit positions. The counter-party accepts the risks of ownership of the equipment. Remanufacturing and remarketing of off-lease equipment belonging to the counter-party is performed by the Company on a nondiscriminatory basis for a fee. North American transactions are structured to provide cash proceeds up front from the counter-party versus collection over time from the underlying customer lessees. There were no sales of equipment subject to operating leases in North America in either the first quarter of 2001 or 2000. The reduction of operating lease revenues as a result of prior year sales of equipment on operating leases was $18 million and $12 million in the first quarter of 2001 and 2000, respectively.

Beginning in 1999 several Latin American affiliates entered into certain structured transactions involving contractual arrangements which transferred the risks of ownership of equipment subject to operating leases to third party financial companies who are obligated to pay the Company a fixed amount each month. The Company accounts for these transactions similar to its sales-type leases. The counter-party assumes the risks associated with the payments from the underlying customer lessees thus mitigating risk and variability from the cash flow stream. The following shows the effects of such sales of equipment under structured finance arrangements offset by the associated reductions of operating lease revenues from current and prior year transactions:





                                                    Three months ended
                                               March 31, 2001    March 31, 2000

Sales of equipment                                 $   -            $  46
Reduced Operating Lease Revenue                      (32)             (26)
  Net revenue impact                               $ (32)           $  20

Over time the number and value of the contracts will vary depending on the number of operating leases entered into in any given period, the willingness of third party financing institutions to accept the risks of ownership, and our consideration as to the desirability of entering into such arrangements.


Key Ratios and Expenses

The trend in key ratios was as follows:

                                         2000                      2001
                        Q1       Q2       Q3       Q4      FY       Q1
Gross Margin          39.1%*   40.4%    35.0%    35.1%    37.4%*   33.6%

SAG % Revenue         28.0     28.8     31.7     32.2     30.2     27.4%

* Includes inventory charges associated with the 2000 restructuring. If excluded the gross margin would have been 41.1 percent and 37.9 percent, respectively.


The gross margin declined by 5.5 percentage points in the 2001 first quarter from the 2000 first quarter and decreased 1.5 percentage points from the 2000 fourth quarter. Approximately 2 percentage points of the year over year gross margin decline reflected weak Production results. An additional 2 percentage points of the decline was due to weak performance in Developing Markets, primarily in Brazil due to lower residual values being recognized in 2001 leases versus the prior year, and the absence of the previously described structured transactions involving contractual arrangements which transferred the risks of ownership of equipment subject to operating leases to third party financial companies. In addition, lower manufacturing productivity, as we reduced inventory, competitive pricing pressures, increased inventory provisions and unfavorable transaction currency adversely impacted results. Inventory provisions increased in Brazil and the U.S. due to excess on hand inventory resulting from lower sales activity than previously planned. The 2000 first quarter gross margin benefited by approximately 0.5 percentage points from increased licensing and stand-alone software revenues associated with the licensing of a number of patents from our intellectual property portfolio.

Selling, administrative and general expenses (SAG) declined 9 percent (8 percent pre-currency) in the 2001 first quarter reflecting initial benefits from our Turnaround Program cost reduction efforts. SAG includes $92 million in bad debt provisions in the 2001 first quarter which is $19 million lower than the 2000 first quarter. A decline in Developing Markets was partially offset by increases in North America and Europe. In the 2001 first quarter SAG represented 27.4 percent of revenue compared with 28.0 percent in the 2000 first quarter and 32.2 percent in the 2000 fourth quarter.

Research and development (R&D) expense was essentially unchanged in the 2001 first quarter from the 2000 first quarter as we continue to invest in technological development, particularly color, to maintain our position in the rapidly changing document processing market. Xerox R&D remains technologically competitive and is strategically coordinated with Fuji Xerox.

Worldwide employment declined by 4,300 in the 2001 first quarter to 88,200 primarily as a result of employees leaving the company under our restructuring programs.

Other, net was $90 million versus $104 million in 2000. Increases in net non-financing interest expense of $58 million and an unfavorable change in other Brazilian payroll and other taxes of approximately $20 million were more than offset by the following favorable items: increased interest income of $23 million, $41 million of net currency gains resulting from the remeasurement of unhedged foreign currency-denominated assets and liabilities, $22 million of mark-to-market gains recorded as a result of the new accounting required under FAS 133 and an $8 million credit to adjust the remaining 1998 restructuring reserves. Due to the inherent volatility in the foreign currency markets, the company is unable to predict the amount of any such mark-to-market gains or losses in future periods.

On March 30, 2001 we completed the sale of half of our stake in Fuji Xerox to Fujifilm for $1,283 million in cash, resulting in a pre-tax gain of $769 million. Our ownership interest in Fuji Xerox decreased to 25 percent while Fujifilm's ownership interest increased to 75 percent. We retain significant rights as a minority shareholder and all product and technology agreements between Xerox and Fuji Xerox will continue, ensuring that the two companies retain uninterrupted access to each other's portfolio of patents.

During the fourth quarter of 2000 we announced a Turnaround Program in which we outlined a wide-ranging plan to sell assets, cut costs and strengthen our strategic core. We announced plans that were designed to reduce costs by at least $1.0 billion annually, the majority of which will affect 2001. As part of the cost cutting program, we continue to take additional charges for finalized initiatives under the Turnaround Program. At the same time we adjusted our balances for reserves recorded for the original March, 2000 reserve program due to changes in estimates of the costs to complete previously announced actions. As a result of these actions, in the first quarter of 2001 we provided an incremental $101 million pre-tax of reserves necessary to complete our open initiatives under our restructuring programs. We expect additional provisions will be required in 2001 as additional plans are finalized. The reserve balance for both these programs was $232 million at March 31, 2001.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in Earnings of Subsidiaries

Pre-tax income (loss) was $595 million in the 2001 first quarter including gains from the Fuji Xerox sale and the net restructuring charges. Excluding these items, the loss before income taxes was $81 million in the 2001 first quarter. The 2000 first quarter loss of $361 million included a $596 million restructuring provision and $27 million of CPID in-process research and development charges. Excluding these items, the first quarter 2000 income before taxes was $262 million.

The effective tax rate, including the tax provision on the Fuji Xerox sale and the tax benefit related to the additional net restructuring provision, was 68.8 percent in the 2001 first quarter. Excluding these items, the 2001 first quarter tax rate was 42.0 percent compared to 29.9 percent in the 2000 first
quarter.   This increase is due primarily to continued losses in a low-tax rate jurisdiction.

Equity in net income of unconsolidated affiliates is principally our 50 percent share of Fuji Xerox income. Total equity in net income declined by $2 million in the 2001 first quarter from the first quarter 2000. Our share of total Fuji Xerox net income of $3 million in the 2001 first quarter decreased by $3 million from the 2000 first quarter.

In March 2001, we retired $122 million of long-term debt through the exchange of 15.5 million shares of common stock valued at $94 million. The retirements resulted in an after tax extraordinary gain of $17 million or 2 cents per share ($28 million pre-tax) and a net equity increase of approximately $111 million.

First quarter 2001 Adjusted Average Shares outstanding for our diluted EPS calculation increased by approximately 115 million shares from the 2000 first quarter. Approximately 11 million of the average share increase reflects the issuance of shares during the first quarter for the cash settlement of equity put options and the retirement of debt. The remainder of the increase reflects share dilution resulting from the application of the "if converted" methodology in the calculation of our diluted EPS for the Preferred Shares held by our 1989 Employee Stock Ownership Plan. This methodology requires us to assume conversion of the preferred shares into common stock when computing our diluted EPS. Normally, the conversion assumes that each preferred share is converted into six common shares as long as our common stock price is above the $13 per share floor price. The increase of approximately 96 million shares in this quarter reflects the conversion of the 8 million ESOP Preferred Shares at the quarterly average share price of approximately $7 per share. The increase in the number of shares diluted EPS by approximately $0.02 per share during the quarter.

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), and SFAS No. 138, as of January 1, 2001. Upon adoption of SFAS 133 we recorded a net cumulative after-tax loss of $2 million in the first quarter Income Statement and a net cumulative after-tax loss of $19 million in Accumulated Other Comprehensive Income. The adoption of SFAS 133 is expected to increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period.
During the first quarter, the net effect from the mark-to-market valuation of our interest rate derivatives recorded in earnings was not material. With respect to our currency derivatives, the majority of the mark-to-market valuations partially offset the remeasurement gains and losses of the underlying foreign currency assets and liabilities and are included in Other, net. However, the accounting required under SFAS 133 for certain cross currency interest rate derivatives did result in a net gain of $22 million and is also included in Other, net.

The $21 million gain on affiliate's sale of stock in 2000 reflected our proportionate share of the increase in equity of Scansoft Inc. (NASDAQ:SSFT) resulting from Scansoft's issuance of stock in connection with an acquisition. This gain was partially offset by a $5 million charge reflecting our share of Scansoft's write-off of in-process research and development associated with this acquisition, which is included in Equity in net income of unconsolidated affiliates.


Capital Resources and Liquidity

Xerox and its material subsidiaries and affiliates have cash management systems and internal policies and procedures for managing the availability of worldwide cash, cash equivalents and liquidity resources. They are subject to (i) statutes, regulations and practices of the local jurisdictions in which the companies operate, (ii) legal requirements of the agreements to which the companies are parties and (iii) the policies and continuing cooperation of the financial institutions utilized by the companies to maintain such cash management systems.

At March 31, 2001, cash on hand was $2,778 versus $1,741 million at December 31, 2000, and total debt was $17,583 versus $18,097 million at December 31, 2000. Total debt, net of cash on hand (Net Debt), decreased by $1,551 million in the first quarter 2001 versus an increase of $2,175 in the first quarter 2000. As of March 31, 2001, Net Debt has decreased by $2,238 million since our Turnaround Program was initiated on September 30, 2000.

The consolidated ratio of total debt to common and preferred equity was 4.3:1 as of March 31, 2001 compared to 4.4:1 at December 31, 2000. This ratio reflects our decision, beginning in the fourth quarter of 2000, to accumulate cash to maintain financial flexibility, rather than continue our historical practice of using available excess cash to pay down debt. Had our cash balance at March 31, 2001 and December 31, 2000 been reduced to historical levels by paying off debt, the debt to equity ratio would have been approximately 3.6:1 and 4.0:1, respectively.

We historically managed the capital structures of our non-financing operations and our captive financing operations separately. We have announced our intent to exit customer equipment financing as part of our global Turnaround Program, and we are no longer managing our liquidity on a financing/non-financing basis. Accordingly, we believe that a review of operating cash flow and earnings before interest, income taxes, depreciation, amortization and special items (EBITDA) provides the most meaningful understanding of our changes in cash and debt balances.

The following is a summary of EBITDA, operating and other cash flows for the three months ended March 31, 2001 and 2000:

                                                       2001               2000
Net Income (Loss)                                     $  201            $ (248)
Income tax provision (benefit)                           414              (120)
Depreciation and amortization                            220               225
Restructuring charges                                     93               596
Interest expense                                         287               227
Gains on sales of businesses                            (769)                -
Other items                                              (12)               56
    EBITDA                                               434               736
Financing and interest income                           (242)             (236)
    Adjusted EBITDA                                      192               500
Working capital and other changes                        (67)           (1,245)
On-Lease inventory spending                              (22)             (128)
Capital spending                                         (69)             (124)
Restructuring payments                                  (158)              (62)
Financing cash flow, net of interest                      63              (139)
    Operating Cash Flow (Usage)*                          (61)          (1,198)
Dividends                                                (47)             (147)
Proceeds from sales of businesses                      1,283                 -
Acquisitions                                               -              (856)
Other non-operating items                                (45)              (34)
Debt borrowings (repayments), net                        (93)            2,170
     Net Change in Cash                               $1,037            $  (65)

* The primary variation from cash flow from operations as reported on the Consolidated Statement of Cash Flows is the inclusion above of capital spending as an operational use of cash.

Operating cash usage improved by $1,137 million, to $(61) million in the first three months of 2001 versus $(1,198) million in the prior year period. The entire improvement in operating cash flow was driven by significant improvements in working capital, while lower EBITDA, reflecting weaker operating results, was offset by improvements in financing cash flow and on-lease inventory and capital spending. The working capital improvements stem largely from reductions in accounts receivable, inventories, and tax payments in first quarter 2001 compared to first quarter 2000. The inventory reduction reflects management actions to improve inventory turns, and changes in the supply/demand and logistics processes. We expect to continue to reduce inventory levels in 2001. The accounts receivable decrease reflects progress in our efforts to reduce average days' sales outstanding, which efforts have been hampered by the persisting effects of changes we made in 1998 to the U.S. customer administration centers. The significant decline in 2001 capital spending versus 2000 is due primarily to substantial completion of our Ireland projects as well as significant spending constraints. We expect 2001 spending to be approximately 25 percent below 2000 levels. Investments in on-lease equipment reflect the growth in our document outsourcing business, which we expect will continue to grow in 2001. The increase in financing cash flow in 2001 largely reflects the lower equipment sales in first quarter 2001 versus the year ago period, which resulted in a lower level of finance receivable origination's, offset partially by an increase in interest costs in 2001.

Cash restructuring payments of $158 million reflect continued progress with respect to the 2000 restructuring actions, as well as spending for new initiatives discussed below. The status of the restructuring reserves is discussed in Note 4 to the Consolidated Financial Statements.

The significant improvement in operating cash flow, together with the proceeds from our sale of half our interest in Fuji Xerox and the absence of any acquisitions in the 2001 first quarter, enabled us to reduce Net Debt by $1,551 million. In the comparable 2000 period, the significant operating cash usage, together with the acquisition of the Color Printing and Imaging Division of Tektronix, Inc., resulted in an increase in Net Debt of $2,175 million.

Liquidity and Funding Plans for 2001

Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of finance and trade receivables. Our overall funding requirements have been to finance customers' purchases of our equipment, to fund working capital requirements, and to finance acquisitions.

During 2000, the agencies that assign ratings to our debt downgraded the Company's senior and short-term debt several times. As of July 10, 2001, debt ratings by Moody's are Ba1 and Not Prime, respectively, and the ratings outlook is negative; debt ratings by Fitch are BB and B, respectively, and the ratings outlook is stable; and debt ratings by Standard and Poors (S&P) are BBB- and A-3, respectively, and the ratings outlook is negative. Since October 2000, the capital markets and uncommitted bank lines of credit have been, and are expected to continue to be, largely unavailable to us. We expect this to result in higher borrowing costs going forward.

Consequently, in the fourth quarter 2000 we drew down the entire $7.0 billion available to us under our Revolving Credit Agreement (the Revolver), primarily to maintain financial flexibility and pay down debt obligations as they came due. We are in compliance with the covenants, terms and conditions in the Revolver, which matures on October 22, 2002. The only financial covenant in the Revolver requires us to maintain a minimum of $3.2 billion of Consolidated Tangible Net Worth, as defined (CTNW). At March 31, 2001, our CTNW was $671 million in excess of the minimum requirement, an increase of $71 million from the December 31, 2000 level. Further operating losses, restructuring costs and adverse currency translation adjustments would erode this excess, while operating income, gains on asset sales, additional debt to equity exchanges and favorable currency translation would improve this excess.

The above-referenced downgrades and the resulting withdrawal by certain banks of uncommitted lines of credit eliminated a primary source of liquidity for many of our Latin American affiliates. As a result, Xerox Corporation has increased its level of intercompany lending to those affiliates to replace the withdrawn credit facilities.

As of March 31, 2001, we had approximately $2.7 billion of debt obligations expected to be repaid during the remainder of 2001, and $9.0 billion maturing in 2002, as summarized below (in billions):

                                                2001            2002
First Quarter                                      -            $0.3
Second Quarter                                  $1.3             0.9
Third Quarter                                    0.3             0.1
Fourth Quarter                                   1.1             7.7*
   Full Year                                    $2.7            $9.0

* Includes $7.0 billion maturity under the Revolver.

In March 2001, we retired $122 million of long-term debt through the exchange of 15.5 million shares of common stock of the Company, which increased CTNW by approximately $111 million. During the second quarter ended June 30, 2001 we retired an additional $205 million of debt through the exchange of 20.7 million shares of common stock, which increased CTNW by an additional $197 million.

In April 2001, letters of credit totaling $660 million, which supported Ridge Reinsurance ceded reinsurance obligations, were replaced with trusts collateralized by the Ridge Reinsurance investment portfolio of approximately $405 million plus approximately $255 million in cash. The Ridge Reinsurance investment portfolio is included in Intangible and Other Assets in our Consolidated Balance Sheets. We do not have any other material obligations scheduled to mature in 2001 unless our debt ratings are further downgraded as discussed below.

We are implementing a global Turnaround Program which includes initiatives to reduce costs, improve operations, and sell certain assets that we believe will positively affect our capital resources and liquidity position when completed. In connection with these initiatives, we announced and completed the sale of our China operations to Fuji Xerox Co., Ltd. ("Fuji Xerox") in the fourth quarter of 2000, which generated $550 million of cash and transferred debt of $118 million to Fuji Xerox. In March 2001, we sold half of our interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash.

We have initiated discussions to implement third-party vendor financing programs which, when implemented, will significantly reduce our debt and finance receivable levels going forward. In addition, we are in discussions to consider selling portions of our existing finance receivables portfolio, and we continue to actively pursue alternative forms of financing including securitizations and secured borrowings. In connection with these initiatives, in January 2001, we received $435 million in financing from an affiliate of GE Capital, secured by our portfolio of lease receivables in the United Kingdom. In the second quarter of 2001, we sold our leasing businesses in four European countries to Resonia Leasing AB for proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries.

We have also initiated a worldwide cost reduction program which is expected to result in annualized expense savings of at least $1 billion by the end of 2001.

We believe our liquidity is presently sufficient to meet current and anticipated needs going forward, subject to timely implementation and execution of the various global initiatives discussed above. Should we be unable to successfully complete these initiatives on a timely or satisfactory basis, we will need to obtain additional sources of funds through other operating improvements, financing from third parties, additional asset sales, or a combination thereof. The adequacy of our continuing liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of these sources.

On December 1, 2000, Moody's reduced its rating of our debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding derivative agreements. To minimize the resulting exposures, we also voluntarily terminated other derivative agreements. At March 31, 2001, the remaining derivative portfolio had a net positive value to us of $86 million. Should our debt ratings be downgraded by Standard and Poors to below investment grade, we may be required to repurchase certain of the out-of-the-money derivative agreements currently in place, in the approximate aggregate amount as of March 31, 2001 of $156 million. However, it is also possible that some counterparties may require, or agree to, the repurchase of certain of the in-the-money derivatives currently in place, which could reduce or eliminate this cash requirement.

There is no assurance that our credit ratings will be maintained, or that the various counterparties to derivative agreements would not require us to repurchase the obligations in cases where the agreements permit such termination.

In the first quarter 2001, we recorded mark-to-market gains of $39 million on foreign currency-denominated assets and liabilities which became unhedged following the repurchase of the derivative contracts described above. Due to the inherent volatility in the foreign currency and interest rate markets, we are unable to predict the amount of any such mark-to-market gains or losses in future periods.

In the third quarter 2000, Xerox Corporation securitized certain accounts receivable in the United States, generating gross proceeds of $315 million. This revolving facility was accounted for as a sale of receivables, and the related amounts were removed from the balance sheet. As a result of the debt downgrade in December 2000, Xerox Corporation renegotiated this $315 million facility, which might otherwise have been required to be runoff, reducing the facility size by $25 million to $290 million. The facility size will remain at $290 million unless and until our debt is downgraded to or below BB by S&P and Ba2 by Moody's, at which time we would seek to renegotiate the terms of the facility.

As of December 31, 2000, 0.8 million equity put options were outstanding, at a strike price of approximately $41 per share. In January 2001, we paid $28 million to settle these put options, which we funded by issuing 5.9 million unregistered common shares.

On May 10, 2001, a European affiliate of Xerox Corporation convened a meeting of holders of its GBP 125 million 8-3/4 percent Guaranteed Bonds, issued in 1993 and maturing in 2003 (the "Bonds"), which are guaranteed by Xerox Limited, in order to consider a proposal to repay the Bonds early at par plus accrued interest. Repaying the Bonds early would reduce outstanding indebtedness and interest costs, and would eliminate certain restrictive covenants in the Bonds and related documents, thereby providing additional flexibility to Xerox and its subsidiaries and affiliates in connection with their cash management systems and practices. At the May 10 meeting, the Bondholders rejected the proposal to repay the Bonds early. Therefore, the Bonds remain outstanding. With respect to the Bonds, we are maintaining in trust a cash position of $194 million, which represents the par value plus one year's interest on the Bonds. We can withdraw this cash upon 21 days' written notice to the trustee.

Risk Management

We are typical of multinational corporations because we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition.

We have historically entered into certain derivative contracts, including interest rate swap agreements, forward exchange contracts and foreign currency swap agreements, to manage interest rate and foreign currency exposures. These instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading purposes, and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives. As described above, our ability to currently enter into new derivative contracts is severely constrained. Therefore, while the following paragraphs describe our overall risk management strategy, our ability to employ that strategy effectively has been severely limited. Any future downgrades of our debt could further limit our ability to execute this risk management strategy effectively.

Currency derivatives are primarily arranged in conjunction with underlying transactions that give rise to foreign currency-denominated payables and receivables. For example, we would purchase an option to buy foreign currency to settle the importation of goods from foreign suppliers denominated in that same currency, or a forward exchange contract to fix the dollar value of a foreign currency-denominated loan.

Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar. In order to manage the risk of foreign currency exchange rate fluctuations, we hedge a significant portion of all cross-border cash transactions denominated in a currency other than the functional currency applicable to each of our legal entities. From time to time (when cost-effective) foreign-currency debt and foreign-currency derivatives are used to hedge international equity investments. Consistent with the nature of economic hedges of such foreign currency exchange contracts, associated unrealized gains or losses would be offset by corresponding changes in the value of the underlying asset or liability being hedged.

Virtually all customer-financing assets earn fixed rates of interest. Therefore, we have historically sought to "lock in" an interest rate spread by arranging fixed-rate liabilities with similar maturities as the underlying assets, and we have funded the assets with liabilities in the same currency. We refer to the effect of these conservative practices as "match funding" customer financing assets. This practice effectively eliminates the risk of a major decline in interest margins during a period of rising interest rates. Conversely, this practice effectively eliminates the opportunity to materially increase margins when interest rates are declining.

Pay-fixed-rate/receive-variable-rate interest rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay-variable-rate/receive-fixed-rate interest rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures. The potential risk attendant to this strategy is the non-performance of the swap counterparty. We address this risk by arranging swaps with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings and determining the replacement cost, if any, of existing transactions.

Many of the financial instruments we use are sensitive to changes in interest rates. Hypothetically, interest rate changes result in gains or losses related to the market value of our term debt and interest rate swaps due to differences between current market interest rates and the stated interest rates within the instrument.

Our currency and interest rate hedging are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

As described above, the downgrades of our debt during 2000 significantly reduced our access to capital markets. Furthermore, the specific downgrade of our debt on December 1, 2000 triggered the repurchase of a number of derivative contracts which were in place at that time, and further downgrades could require us to repurchase additional outstanding contracts. Therefore, our ability to continue to effectively manage the risks associated with interest rate and foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy, is severely constrained, and we anticipate increased volatility in our results of operations due to market changes in interest rates and foreign currency rates.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption "Risk Management" on pages 33-34 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.





PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Note 12 contained in the "Notes to Consolidated Financial Statements" on pages 17-20 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

Item 2.  Changes in Securities

During the quarter ended March 31, 2001, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

(a)  Securities Sold:  on January 1, 2001, Registrant issued
     16,889 shares of Common stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R. Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi,
     H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, P. F. Russo, M.R. Seger and T.C.Theobald.

(c) The shares were issued at a deemed purchase price of $5.99 per share (aggregate price $101,125), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's
     Restricted Stock Plan for Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.


(b) In addition, during the quarter ended March 31, 2001, Registrant issued an aggregate of 15,470,938 shares of Common Stock in the following transactions, all of which were not registered under the Act by reason of the exemption from registration under the Act provided by Section 3(a)(9) of the Act:


Date issued      ...    March 5     March 6    March 13    March 21    March 21    March 26

Aggregate amount
   of consider-
   ation received
   by Registrant ...$28,250,000 $25,000,000 $25,140,000 $12,000,000 $16,709,500 $15,000,000

Aggregate number
   of shares
   of Common
   Stock
   issued by
   Registrant    ...  3,561,250   3,175,000   2,790,540   1,653,195   2,266,285   2,024,668

Aggregate value
   of Common
   Stock
   delivered by
   Registrant    ...$23,005,675 $18,256,250 $19,617,496  $9,307,500 $12,569,500 $11,662,500

Names of the
   principal
   underwriters  ...       None        None        None        None        None        None

     The "Aggregate amount of consideration received by Registrant" in Item 2(b) above represents the aggregate principal amount (or the aggregate accreted value, in the case of original issue discount securities) of the outstanding publicly-issued debt securities of Registrant which the holders of such debt securities exchanged for the number of shares of Common Stock specified in "Aggregate number of shares of Common Stock issued by Registrant" in Item 2(b) above.

     The "Aggregate value of Common Stock delivered by Registrant" in Item 2(b) above represents the multiple of the "Aggregate number of shares of Common Stock issued by Registrant", times either a fixed price per share of Common Stock or the average of the closing price, or the volume weighted average price, per share of Common Stock on the New York Stock Exchange over a certain number of days.

     In each of the transactions described in Item 2(b) above, Registrant issued shares of Common Stock pursuant to the exemption from registration under the Act provided by Section 3(a)(9) of the Act. Registrant's reliance upon the
Section 3(a)(9) exemption from registration is premised upon the facts that the shares of Common Stock were issued by Registrant to the then holders of outstanding publicly-issued debt securities of Registrant solely in exchange for such debt securities, that each of the exchanges was effected pursuant to an unsolicited offer from such holder of debt securities, and that no commission or remuneration was paid or given directly or indirectly in connection with any such exchange.


Item 5.  Other Information

None.

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

     Exhibit 11  Computation of Net Income (Loss) per Common
     Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed
     Charges.

(b) Current reports on Form 8-K dated January 9, 2001, January 10, 2001, February 9, 2001, February 15, 2001, March 6, 2001, and March 30, 2001 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         XEROX CORPORATION
                                           (Registrant)



                                      /s/ Gregory B. Tayler
                                   _____________________________
Date: July 12, 2001                     By  Gregory B. Tayler
                                   Vice President and Controller
                                  (Principal Accounting Officer)