Form 10-Q
period 2001-06-30
XEROX CORP
filed 2001-08-13
CIK 108772

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                          FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 2001

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

Yes ______ No ___X___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at July 31, 2001

Common Stock                               716,989,392  shares





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

Customer Financing Activities - On average, 75 - 80 percent of the Registrant's equipment sales are financed through the Registrant. To fund these arrangements, the Registrant must access the credit markets and the long-term viability and profitability of its customer financing activities is dependent on its ability to borrow and its cost of borrowing in these markets. This ability and cost, in turn, is dependent on the Registrant's credit ratings. Currently the Registrant's credit ratings effectively preclude its ready access to capital markets and the Registrant is currently funding its customer financing activity from available sources of liquidity including cash on hand. There is no assurance that the Registrant will be able to continue to fund its customer financing activity at present levels. The Registrant is actively seeking third parties to provide financing to its customers. In the near-term the Registrant's ability to continue to offer customer financing and be successful in the placement of its equipment with customers is largely dependent upon obtaining such third party financing.

Productivity - the Registrant's ability to sustain and improve its profit margins is largely dependent on its ability to maintain an efficient, cost-effective operation. Productivity improvements through process reengineering, design efficiency and supplier cost improvements are required to offset labor cost inflation and potential materials cost changes and competitive price pressures.

International Operations - the Registrant derives approximately half its revenue from operations outside of the United States. In addition, the Registrant manufactures or acquires many of its products and/or their components outside the United States. The Registrant's future revenue, cost and profit results could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements and local tax issues. Our ability to enter into new foreign exchange contracts to manage foreign exchange risk is currently severely limited and, therefore, we anticipate increased volatility in our results of operations due to changes in foreign exchange rates.

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



                        Xerox Corporation
                           Form 10-Q
                         June 30, 2001

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Operations                     6
      Consolidated Balance Sheets                               7
      Consolidated Statements of Cash Flows                     8
      Notes to Consolidated Financial Statements                9

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Results of Operations                                    22
      Capital Resources and Liquidity                          29
      Risk Management                                          33

   Item 3. Quantitative and Qualitative Disclosures about
     Market Risk                                               34

Part II - Other Information

   Item 1. Legal Proceedings                                   34
   Item 2. Changes in Securities                               34
   Item 5. Other Information                                   36
   Item 6. Exhibits and Reports on Form 8-K                    36

Signatures                                                     38
Exhibit Index

   By-Laws of Registrant, as amended through August 1, 2001    39

   Registrant's 1991 Long-Term Incentive Plan, as amended      52
   through October 9, 2000

   Form of Salary Continuance Agreement                        60

   Computation of Net Income (Loss) per Common Share           66

   Computation of Ratio of Earnings to Fixed Charges           67



For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor

PART I - FINANCIAL INFORMATION
Item 1                           Xerox Corporation
                      Consolidated Statements of Operations (Unaudited)
                                             Three months ended     Six months ended
                                                   June 30,             June 30,
(In millions, except per-share data)             2001      2000*     2001     2000*

Revenues
  Sales                                       $ 1,981   $ 2,569   $ 4,036  $ 4,920
  Service, outsourcing, financing
    and rentals                                 2,156     2,209     4,303    4,398
  Total Revenues                                4,137     4,778     8,339    9,318

Costs and Expenses
  Cost of sales                                 1,354     1,535     2,787    2,878
  Cost of service, outsourcing, financing
    and rentals                                 1,278     1,313     2,633    2,642
  Inventory charges                                24         -        24       90
  Research and development expenses               249       254       495      506
  Selling, administrative and general expenses
    expenses                                    1,263     1,377     2,415    2,647
  Restructuring charge and asset impairments      291        (2)      391      504
  Gain on sale of half of interest in Fuji Xerox    -         -      (769)       -
  Gain on affiliate's sale of stock                 -         -         -      (21)
  Purchased in-process research and development     -         -         -       27
  Other, net                                      161        54       251      159
  Total Costs and Expenses                      4,620     4,531     8,227    9,432

Income (Loss) before Income Taxes (Benefits),    (483)      247       112     (114)
  Equity Income and Minorities' Interests
  Income taxes (benefits)                        (160)       79       243      (40)
Income (loss) after Income Taxes (Benefits)
  before Equity income and Minorities' Interests (323)      168      (131)     (74)

  Equity in net income of unconsolidated
    affiliates                                     30        46        32       50
  Minorities' interests in earnings of
    subsidiaries                                    6        12        13       23

Net income (loss) before extraordinary gain
  and cumulative effect of change in accounting
  principle                                      (299)      202      (112)     (47)

Extraordinary gain on early extinguishment of
  debt (less income taxes of $12 and $23,
  respectively)                                    18         -        35        -
Cumulative effect of change in accounting
  principle (less income tax benefit of $1)         -         -        (2)       -
Net Income (Loss)                             $  (281)   $  202   $   (79)  $  (47)
Basic earnings (loss) per share:
Income (loss) before extraordinary gain and
  cumulative effect of change in accounting
  principle                                   $ (0.43)   $ 0.29   $ (0.18) $ (0.10)
Extraordinary gain, net                          0.03          -     0.05        -
Cumulative effect of change in accounting
  principle, net                                    -          -    (0.00)       -
Basic Earnings (Loss) per Share               $ (0.40)   $ 0.29   $ (0.13) $ (0.10)
Diluted  earnings (loss) per share:
Income (loss) before extraordinary gain and
  cumulative effect of change in accounting
  principle                                   $ (0.43)   $ 0.27   $ (0.18) $ (0.10)
Extraordinary gain, net                          0.03          -     0.05        -
Cumulative effect of change in accounting
  principle, net                                    -          -    (0.00)       -
Diluted Earnings (Loss) per Share             $ (0.40)   $ 0.27   $ (0.13) $ (0.10)
See accompanying notes
* As restated, see Note 2

                                  Xerox Corporation
                            Consolidated Balance Sheets

                                               June 30,       December 31,
(In millions, except share data in thousands)     2001               2000
Assets                                       (Unaudited)

Cash and cash equivalents                      $ 2,177            $ 1,741
Accounts receivable, net                         2,006              2,281
Finance receivables, net                         4,837              5,097
Inventories, net                                 1,566              1,932
Equipment on operating leases, net                 621                724
Deferred taxes and other current assets          1,221              1,247

  Total Current Assets                          12,428             13,022

Finance receivables due after one year, net      7,130              7,957
Land, buildings and equipment, net               2,160              2,495
Investments in affiliates, at equity               641              1,362
Intangible and other assets, net                 3,462              3,061
Goodwill, net                                    1,477              1,578
Total Assets                                  $ 27,298           $ 29,475


Liabilities and Equity

Short-term debt and current portion of
  long-term debt                               $ 2,754          $   2,693
Accounts payable                                   824              1,033
Accrued compensation and benefit costs             654                662
Unearned income                                    259                250
Other current liabilities                        1,779              1,630

  Total Current Liabilities                      6,270              6,268

Long-term debt                                  13,512             15,404
Postretirement medical benefits                  1,216              1,197
Deferred taxes and other liabilities             1,839              1,876
Deferred ESOP benefits                            (221)              (221)
Minorities' interests in equity of subsidiaries    116                141
Obligation for equity put options                    -                 32
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely subordinated debentures of
 the Company                                       639                638
Preferred stock                                    620                647
Common shareholders' equity                      3,307              3,493

Total Liabilities and Equity                  $ 27,298          $  29,475

Shares of common stock issued and outstanding  715,374            668,576

See accompanying notes.


                             Xerox Corporation
                 Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30  (In millions)                   2001         2000*

Cash Flows from Operating Activities
Net Loss                                                $  (79)     $   (47)
Adjustments required to reconcile net income (loss) to
   cash flows from operating activities, net of
   effects of acquisitions:
  Depreciation and amortization                            462          453
  Provisions for doubtful accounts                         215          245
  Restructuring and other charges                          407          621
  Gains on sales of businesses and assets                 (747)         (84)
  Gain on early extinguishment of debt                     (58)           -
  Cumulative effect of change in accounting principle        3            -
  Cash payments for restructurings                        (265)        (131)
  Minorities' interests in earnings of subsidiaries         13           23
  Undistributed equity in income of
    affiliated companies                                    (1)         (11)
  Decrease (increase) in inventories                       255         (245)
  Increase in on-lease equipment                          (123)        (246)
  Decrease (increase) in finance receivables               219         (509)
  Decrease (increase) in accounts receivable                97         (362)
  Decrease in accounts payable and accrued
    compensation and benefit costs                        (197)        (216)
  Net change in current and deferred income taxes          338         (365)
  Change in other current and non-current
    liabilities                                           (111)        (277)
  Other, net                                                43         (327)
Net cash provided by (used in) operating activities        471       (1,478)

Cash Flows from Investing Activities
  Cost of additions to land, buildings and equipment      (121)        (240)
  Proceeds from sales of land, buildings and equipment      47           55
  Acquisitions, net of cash acquired                         -         (856)
  Proceeds from divestitures                             1,635           50
  Other, net                                                 -          (17)
Net cash provided by (used in) investing activities      1,561       (1,008)

Cash Flows from Financing Activities
  Net change in debt                                    (1,195)       2,759
  Cash paid to fund Ridge Re Trust                        (255)           -
  Dividends on common and preferred stock                  (93)        (294)
  Proceeds from sales of common stock                       28           18
  Settlements of equity put options, net                   (28)           -
  Dividends to minority shareholders                        (2)          (3)
Net cash (used in) provided by financing activities     (1,545)       2,480
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                    (51)           -

Increase (Decrease) in Cash and Cash Equivalents           436           (6)

Cash and Cash Equivalents at Beginning of Period         1,741          126

Cash and Cash Equivalents at End of Period             $ 2,177        $ 120
See accompanying notes.
* As restated, see Note


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

We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138 as of January 1, 2001. See Note 9 for additional details.

Prior years' financial statements have been reclassified to reflect certain reclassifications to conform with the 2001 presentation. The impact of these changes is not material and did not affect net income.

The term "pre-tax income (loss)" as used herein refers to the Consolidated Statement of Operations line item "Income (Loss) before Income Taxes (Benefits), Equity Income and Minorities' Interests".

References herein to "we" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.

2.  Restatement:

We have restated our Consolidated Financial Statements for the three and six month periods ended June 30, 2000 as a result of two separate investigations conducted by the Audit Committee of the Board of Directors. These investigations involved previously disclosed issues in our Mexico operations and a review of our accounting policies and procedures and the application thereof. This filing should be read in conjunction with Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The adjustments made to the Consolidated Financial Statements for the three months and six months ended June 30, 2000 reflect the changes discussed in such amendment. All amounts included herein have been restated to reflect the changes as discussed in that report.

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

The following table presents the effects of the adjustments on pre-tax income
(loss)(in millions):
                                         Three months        Six months
                                        ended June 30,      ended June 30,
                                        2001     2000       2001     2000
Increase (decrease) to pre-tax
  income (loss):
     Mexico                            $   -   $   82      $   -   $   48
     Lease issues, net                    15       23         28       50
     Other, net                            -      (17)        58      (22)
        Total                          $  15   $   88      $  86   $   76



The following tables present the impact of the adjustments and restatements on a condensed basis (in millions):

                                                Previously        As
                                                 Reported      Restated

Statement of Operations:
Three months ended June 30, 2000

     Revenues                                   $  4,688      $  4,778
     Costs and expenses                            4,529         4,531
     Net income (loss) before extraordinary gain
      and cumulative effect of change in
      accounting principle                           145           202
     Basic earnings per share                   $   0.21      $   0.29
     Diluted earnings per share                 $   0.19      $   0.27

                                                Previously       As
                                                 Reported      Restated
Statement of Operations:
Six months ended June 30, 2000

     Revenues                                   $  9,119      $  9,318
     Costs and expenses                            9,309         9,432
     Net income (loss) before extraordinary gain
      and cumulative effect of change in
      accounting principle                           (98)          (47)
     Basic loss per share                       $  (0.17)     $  (0.10)
     Diluted loss per share                     $  (0.17)     $  (0.10)

3.  Inventories:

Inventories consist of the following (in millions):

                                         June 30,     December 31,
                                             2001             2000

Finished products                        $  1,051         $  1,439
Work in process                               141              147
Raw materials and supplies                    374              346
    Total                                $  1,566         $  1,932

4.  Restructurings and Turnaround Program:

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

During the first quarter 2001 we recorded a net reversal to the March 2000 restructuring reserve of $7 ($6 after taxes). This included the reversal of $43 of previously recorded charges and additional charges of $36. These amounts relate to the adjustment of the originally recorded reserves based on management's most recent estimate of the costs to complete previously announced actions. There were no reversals recorded in the second quarter of 2001.

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

These operational challenges, exacerbated by significant technology and acquisition investments, led to a net loss in 2000, credit rating agency downgrades, limited access to capital markets and marketplace concerns regarding our liquidity. In response to these challenges, in October 2000, we announced a Turnaround Program that includes a wide-ranging plan to sell assets, cut costs and strengthen core operations. Additionally, we are in substantive negotiations to provide financing for customers in a manner that does not involve the Xerox balance sheet, and over time will provide financing for customers using third parties. In December 2000, we sold our operations in China to Fuji Xerox for $550 and in March 2001 we sold half of our ownership interest in Fuji Xerox Co., Ltd. (Fuji Xerox) to Fuji Photo Film Co, Ltd. (Fujifilm) for $1,283. In April 2001, we sold our leasing business in four Nordic countries to Resonia Leasing AB for cash proceeds of $352(see Note 11). We are engaged in other activities that will enhance our liquidity. These activities include asset sales, strategic alliances, securitizations, and the sale or outsourcing of certain manufacturing operations.

Regarding the cost reductions, we have implemented actions that account for more than 75 percent of our goal to reduce costs by at least $1.0 billion annually. During the second quarter of 2001, and in connection with the Turnaround Program, we recorded an additional pre-tax restructuring provision totaling $41 ($35 after taxes), in connection with finalized initiatives under the Turnaround Program. This charge consists of estimated costs for severance associated with work force reductions related to the elimination of approximately 700 positions worldwide. The severance costs relate to continued streamlining of existing work processes, elimination of redundant resources and the consolidation of existing activities into other existing operations.

The following table summarizes the status of the March 2000 Restructuring
Reserve and the Turnaround Program (in millions):
                                                           Charges
                        Original    Net         New        Against     6/30/01
                        Reserve   Reversals   Actions(2)   Reserve     Balance

March 2000 restructuring:
Cash charges
Severance and
 related costs          $  384     $  (66)          -     $  (279)(1)    $  39
Lease cancellation
 and other costs            51        (12)          -         (37)(1)        2
 Subtotal                  435        (78)          -        (316)          41
Non-cash charges
Asset impairment            71          -           -         (71)           -
Inventory charges           90          -           -         (90)           -
 Subtotal                  161          -           -        (161)           -
 Subtotal March 2000       596        (78)          -        (477)          41
Turnaround Program:
Severance and related       71          -         138         (94)(1)      115
 costs
Asset impairment            34          -          11         (45)           -
 Subtotal Turnaround       105          -         149        (139)         115
Grand Total             $  701     $  (78)        149      $ (616)      $  156

 (1) Including the impact of currency translation adjustments.
 (2) Year to date values for 2001.

At June 30, 2001, the ending reserve balance for the March 2000 restructuring program is $41 and for the Turnaround Program is $115, resulting in a total reserve balance of $156 as of June 30, 2001. The remaining reserve relates to cash expenditures to be incurred primarily during 2001 and is included in Other current liabilities.

In June 2001, the Ad Hoc Committee of the Board of Directors approved the disengagement from our worldwide SOHO business. In connection with exiting this business, we recorded a second-quarter pretax charge of $274 ($196 after taxes). The charge includes provisions for the elimination of approximately 1,200 jobs worldwide by the end of 2001, the closing of facilities and the write-down of certain assets to net realizable value. The charges associated with this action include approximately $37 in employee termination costs, $146 of asset impairments including facilities and equipment, $24 in inventory charges, $25 in purchase commitments, $25 in decommitment costs, and $17 in other miscellaneous charges. The SOHO disengagement reserve balance at June 30, 2001 was $103.

5.  Common Shareholders' Equity:

Common shareholders' equity consists of (in millions):

                                          June 30,     December 31,
                                             2001             2000

Common & class B stock                   $    717         $    670
Additional paid-in-capital                  1,842            1,556
Retained earnings                           3,316            3,441
Accumulated other comprehensive
  loss (1)                                 (2,568)          (2,174)
Total                                    $  3,307         $  3,493

(1) Accumulated other comprehensive loss at June 30, 2001 is composed of cumulative translation of $(2,506), minimum pension liability of $(27),unrealized losses on marketable securities of $(16), and mark to market losses on cash flow hedges of $(19).

In January 2001, 0.8 million put options with a strike price of $40.56 per share were net cash settled for $28. Funds for this net cash settlement were obtained by selling 5.9 million unregistered shares of our common stock for proceeds of $28.

Comprehensive income (loss) for the three months and six months ended June 30, 2001 and 2000 is as follows (in millions):

                                  Three months ended       Six months ended
                                  June 30,  June 30,       June 30,  June 30,
                                     2001      2000           2001      2000
Net income (loss)                 $  (281)  $   202        $   (79)  $   (47)
Translation adjustments              (100)     (169)          (366)     (134)
Unrealized gains (losses)on
  marketable securities               (11)        -             (9)       14
Cash flow hedge adjustments             5         -            (19)        -

Comprehensive income (loss)       $  (387)  $    33        $  (473)  $  (167)

6.  Interest expense and income:

Interest expense totaled $264 and $247 for the three months ended June 30, 2001 and 2000, respectively, and $551 and $474 for the six months ended June 30, 2001 and 2000, respectively. Interest income totaled $235 and $239 for the three months ended June 30, 2001 and 2000, respectively, and $477 and $475 for the six months ended June 30, 2001 and 2000, respectively.

7.  Segment Reporting:

In the first quarter of 2001, we completed the realignment of our operations in order to more closely align our reportable segments with the markets that we serve. As a result of this realignment our reportable segments have been revised accordingly and are as follows: Production, Office, Small Office/Home Office, and Developing Markets Operations.

The Production segment includes DocuTech, production printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute sold to Fortune 1000, graphic arts and government, education and other public sector customers predominantly through direct sales channels in North America and Europe.

The Office segment includes our family of Document Centre digital multi-function products, light-lens copiers under 90 pages per minute, color laser, solid ink and monochrome laser desktop printers, digital copiers and facsimile products sold through direct and indirect sales channels in North America and Europe. The Office market is comprised of global, national and mid-size commercial customers as well as government, education and other public sector customers.

The Small Office/Home Office (SOHO) segment includes inkjet printers and personal copiers sold through indirect channels in North America and Europe to small offices, home offices and personal users (consumers). As more fully discussed in Note 4, in June 2001 the Ad Hoc Committee of the Board of Directors approved the disengagement from the worldwide SOHO business.

The Developing Markets Operations segment (DMO) includes Latin America, Russia, India, the Middle East and Africa.

Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Engineering Systems and Xerox Supplies Group (predominantly paper). Other segment profit/(loss) includes certain corporate items such as non-financing interest expense which have not been allocated to the operating segments.

Operating segment profit/(loss) information for the three months ended June 30,
2001 and 2000 is as follows (in millions):
                                                    Developing
                       Production Office     SOHO    Markets    Other   Total
2001
Revenues from external
   customers           $   1,453 $ 1,709 $     95 $    435 $   445    $ 4,137
Intercompany revenues          -       5        -        -      (5)         -
Total segment revenues $   1,453 $ 1,714 $     95 $    435 $   440    $ 4,137

Segment profit/
  (loss)               $     147 $   159 $    (79)$   (131)$  (234)   $  (138)

2000
Revenues from external
   customers           $   1,621 $ 1,829 $    139 $    644 $   545    $ 4,778
Intercompany revenues          -       5        -        -      (5)         -
Total segment revenues $   1,621 $ 1,834 $    139 $    644 $   540    $ 4,778

Segment profit/
  (loss)               $     246 $    65 $    (57)$     52 $   (15)   $   291


Operating segment profit/(loss) information for the six months ended June 30, 2001 and 2000 is as follows (in millions):

                                                   Developing
                       Production Office     SOHO    Markets    Other   Total
2001
Revenues from external
   customers           $   2,897 $ 3,414 $    215 $    894   $    919  $ 8,339
Intercompany revenues          -       8        2        -        (10)       -
Total segment revenues $   2,897 $ 3,422 $    217 $    894   $    909  $ 8,339

Segment profit/
  (loss)(1)            $     278 $   224 $   (157)$   (204)  $   (351) $  (210)

2000
Revenues from external
   customers           $   3,133 $ 3,527 $    300 $  1,240   $  1,118  $ 9,318
Intercompany revenues          -       7        -        -         (7)       -
Total segment revenues $   3,133 $ 3,534 $    300 $  1,240   $  1,111  $ 9,318

Segment profit/
  (loss)(1)            $     483 $   175 $   (106)$     78   $    (73) $   557










(1) The following is a reconciliation of segment profit/(loss) to total Company
Income (Loss) before Income Taxes (Benefits), Equity Income and Minorities'
Interest:
                                         Three months     Six months
                                        ended June 30,   ended June 30,
                                        2001     2000    2001     2000

Total segment profit (loss)           $ (138)  $  291  $ (210)  $  557
Restructuring:
  Inventory charges                      (24)       -     (24)     (90)
  Restructuring charge and asset
    impairments                         (291)       2    (391)    (504)
Gain on sale of half of ownership
    interest in Fuji Xerox                 -        -     769        -
Purchased in-process R&D                   -        -       -      (27)
Equity in net income of unconsolidated
    affiliates                           (30)     (46)    (32)     (50)

Income (Loss) before Income Taxes
  (Benefits),Equity Income and
  Minorities' Interests               $ (483)  $  247  $  112   $ (114)

8.  Receivables - Financing transactions:

In January 2001, we transferred $898 of finance receivables to a special purpose entity for cash proceeds of $435, received from an affiliate of General Electric Capital Corporation (GE Capital), and a retained interest of $463. The proceeds were accounted for as a secured borrowing. At June 30, 2001 the balance of receivables transferred was $635 and is included in Finance receivables, net in the Consolidated Balance Sheets. The remaining secured borrowing balance of $243 is included in Debt. The total proceeds of $435 are included in the Net Change in debt in the Consolidated Statements of Cash Flows. The borrowing will be repaid over 18 months and bears interest at the rate of 8.98 percent.

Refer to Note 11 - Divestitures for a discussion of the sale of certain of our European leasing businesses and Note 14 - Subsequent Events for a discussion of the sale of certain finance receivables subsequent to June 30, 2001.

9.  Accounting Changes - Accounting for Derivative Instruments:

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133) and SFAS 138 as of January 1, 2001. SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

Upon adoption of SFAS No. 133, we recorded a net cumulative after-tax loss of $2 in the first quarter statement of operations and a net cumulative after-tax loss of $19 in Accumulated Other Comprehensive Income. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values and fair values of related hedged assets, liabilities and firm commitments, we recognized a $403 increase in Total Assets and a $424 increase in Total Liabilities. Approximately $4 of the after-tax loss of $19 recorded in Accumulated Other Comprehensive
Income at transition has been reclassified to year to date earnings.

The adoption of SFAS 133 is expected to increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as more fully described in management's discussion of capital resources and liquidity, our ability to enter into new derivative contracts is severely constrained. The following is a summary of our FAS 133 activity during the first half:

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

During the second quarter and first half, the net effect from the mark-to-market valuation of our interest rate derivatives recorded in earnings was not material. However, the mark-to-market valuation of certain cross currency interest rate swap agreements did result in a net gain/(loss) during the second quarter and first half of $(12) and $12, respectively, which is net of the remeasurement of the underlying foreign currency debt and is included in Other, net.

As of May 2001, we designated certain cross currency interest rate swaps associated with 65 billion in Yen borrowings as fair value type hedges and accounted for them accordingly on a prospective basis. These borrowings have an underlying Yen fixed interest rate, which the swaps convert to a US dollar variable based rate. The net ineffective portion of these fair value hedges, recorded in earnings during the second quarter, was immaterial.

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

We also utilize currency derivatives to hedge anticipated transactions, primarily forecasted purchases of foreign-sourced inventory and lease payments. These contracts are accounted for as cash flow hedges, and changes in their value are deferred in Accumulated Other Comprehensive Income (AOCI) until the anticipated transaction is recognized through earnings. During the second quarter and first half, the impacts of our cash flow hedges recorded through AOCI were not material.

Net Investment Hedges. We also utilize currency derivatives to hedge against the potentially adverse impacts of foreign currency fluctuations on certain of our investments in foreign entities. During the second quarter and first half, $(9) and $17, respectively, of net after-tax gains/(losses) related to hedges of our net investments in Xerox Brazil, Xerox Limited and Fuji Xerox were included in the cumulative translation adjustments account.

10.  Debt for Equity Exchanges:

In the first quarter 2001, we retired $122 of long-term debt through the exchange of 15.5 million shares of common stock valued at $94. In the second quarter 2001, we retired an additional $205 of debt through the exchange of 20.7 million shares of common stock valued at $179. The second quarter retirements resulted in a pre-tax extraordinary gain of $30 ($18 after taxes) for a net equity increase of approximately $197. For the six months, the retirements resulted in a pre-tax extraordinary gain of $58 ($35 after taxes) for a net equity increase of $308.

11.  Divestitures:

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

In the second quarter of 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 in cash and retained interests in certain finance receivables for total proceeds of approximately $370. The carrying value of the assets transferred was approximately $385. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries.

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

On June 24, 1999, the Company was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of the Company's alleged disposal and/or release of hazardous substances into the soil, air and groundwater. On July 22, 1999, April 12, 2000, November 30, 2000, March 31,2001 and May 24, 2001, respectively, five additional complaints were filed in the same court on behalf of an additional 79, 141, 76, 51, and 29 plaintiffs, respectively, with the same claims for damages as the June 1999 action. Four of the five additional cases have been served on the Company.

Plaintiffs in all six cases further allege that they have been exposed to such hazardous substances by inhalation, ingestion and dermal contact, including but not limited to hazardous substances contained within the municipal drinking water supplied by the City of Pomona and the Southern California Water Company. Plaintiffs' claims against Registrant include personal injury, wrongful death, property damage, negligence, trespass, nuisance, fraudulent concealment, absolute liability for ultra-hazardous activities, civil conspiracy, battery and violation of the California Unfair Trade Practices Act. Damages are unspecified.

The Company denies any liability for the plaintiffs' alleged damages and intends to vigorously defend these actions. The Company has not answered or appeared in any of the cases because of an agreement among the parties and the court to stay these cases pending resolution of several similar cases currently pending before the California Supreme Court. However, the court recently directed that the six cases against the Company be coordinated with a number of other unrelated groundwater cases pending in Southern California.

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

A consolidated putative shareholder derivative action entitled In re Xerox Derivative Actions is pending in the Supreme Court of the State of New York, County of New York. Two separate actions have been filed in that court on behalf of the Company against all current members of the Board of Directors (with the exception of Anne M. Mulcahy) and G. Richard Thoman (in one of the actions) and the Company, as a nominal defendant. Another, now dismissed, putative shareholder derivative action was pending in the United States District Court for the District of Connecticut. Plaintiffs claim breach of fiduciary duties and/or gross mismanagement related to certain of the alleged accounting practices of the Company's operations in Mexico. The complaints in all three actions alleged that the individual named defendants breached their fiduciary duties and/or mismanaged the Company by, among other things, permitting wrongful business/accounting practices to occur and in-adequately supervising and failing to instruct employees and managers of the Company. In one of the New York actions it is claimed that the individual defendants disseminated or permitted the dissemination of misleading information. In the other New York action it is also alleged that the individual defendants failed to vigorously investigate potential and known problems relating to accounting, auditing and financial functions and to take affirmative steps in good faith to remediate the alleged problems. In the federal action in Connecticut it was also alleged that the individual defendants failed to take steps to institute appropriate legal action against those responsible for unspecified wrongful conduct. Plaintiffs claim that the Company has suffered unspecified damages. Among other things, the existing complaints in the (now consolidated) New York actions seek unspecified monetary damages, removal and replacement of the individuals as directors of the Company and/or institution and enforcement of appropriate procedural safeguards to prevent the alleged wrongdoing.
Defendants filed a motion to dismiss in one of the New York actions. Subsequently, the parties to the federal action in Connecticut agreed to dismiss that action without prejudice in favor of the earlier-filed New York action. The parties also agreed, subject to court approval, to seek consolidation of the New York actions and a withdrawal, without prejudice, of the motion to dismiss. On May 10, 2001 the court entered an order which, among other things, approved that agreement. Plaintiffs have indicated that they intend to file and serve a consolidated amended complaint. On August 2, 2001 the Commonwealth Court of Pennsylvania issued an order which, among other things, purports to stay, for a period of 180 days from August 2, 2001, certain actions pending against insured parties of Reliance Insurance Company, including this derivative action. With respect to suits filed outside the Commonwealth of Pennsylvania and in the federal courts, the order purports to request comity to effectuate the stay in the court where the matter is pending. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Twelve purported class actions had been pending in the United States District Court for the District of Connecticut against Registrant, KPMG LLP (KPMG), and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy and Barry D. Romeril. A court order consolidated these twelve actions and established a procedure for consolidating any subsequently filed related actions. The consolidated action purports to be a class action on behalf of the named plaintiffs and all purchasers of securities of, and bonds issued by, Registrant during the period between February 15, 1998 through February 6, 2001 (Class). Among other things, the consolidated complaint generally alleges that each of the Company, KPMG, the individuals and additional defendants Philip Fishbach and Gregory Tayler violated Sections 10(b) and/or 20(a) of the 34 Act and Securities and Exchange Commission Rule 10b-5 thereunder, by participating in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company's Common Stock by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company's Mexican operations and other matters relating to the Company's financial condition beyond the Company's Mexican operations. The amended complaint generally alleges that this scheme deceived the investing public regarding the true state of the Company's financial condition and caused the named plaintiff and other members of the alleged Class to purchase the Company's Common Stock and Bonds at artificially inflated prices. The amended complaint seeks unspecified compensatory damages in favor of the named plaintiff and the other members of the alleged Class against the Company, KPMG and the individual defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. Following the entry of the order of consolidation, several (nine) additional related class action complaints were filed in the same Court. In each of these cases, the plaintiffs defined a class consisting of persons who purchased the Common Stock of the Company during the period February 15, 1998 through and including February 6, 2001. Some of these plaintiffs filed objections to the consolidation order, challenging the appointment of lead plaintiffs and lead and liaison counsel and have separately moved for the appointment of lead plaintiff and lead counsel. The court has not rendered a decision with regard to the objections or motion. On August 2, 2001 the Commonwealth Court of Pennsylvania issued an order which, among other things, purports to stay, for a period of 180 days from August 2, 2001, certain actions pending against insured parties of Reliance Insurance Company, including this consolidated securities law action. With respect to suits filed outside the Commonwealth of Pennsylvania and in the federal courts, the order purports to request comity to effectuate the stay in the court where the matter is pending. The individual defendants and the Company deny any wrongdoing alleged in the complaints and intend to vigorously defend the actions.

A lawsuit has been instituted in the Superior Court, Judicial District of Stamford/Norwalk, Connecticut, by James F. Bingham, a former employee of the Company against the Company, Barry D. Romeril, Eunice M. Filter and Paul Allaire. The complaint alleges that the plaintiff was wrongfully terminated in violation of public policy because he attempted to disclose to senior management and to remedy alleged accounting fraud and reporting irregularities. The plaintiff further claims that the Company and the individual defendants violated the Company's policies/commitments to refrain from retaliating against employees who report ethics issues. The plaintiff also asserts claims of defamation and tortious interference with a contract. He seeks: (a) unspecified compensatory damages in excess of $15 thousand, (b) punitive damages, and (c) the cost of bringing the action and other relief as deemed appropriate by the court. The individuals and the Company deny any wrongdoing and intend to vigorously defend the action.

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

A class was certified in an action originally filed in the United States District Court for the Southern District of Illinois last August against the Company's Retirement Income Guarantee Plan ("RIGP"). Plaintiffs bring this action on behalf of themselves and an alleged class of over 25,000 persons who received lump sum distributions from RIGP after January 1, 1990. Plaintiffs assert violations of the Employee Retirement Income Security Act ("ERISA"), claiming that the lump sum distributions were improperly calculated. The damages sought are not specified. On July 3, 2001 the court granted the Plaintiffs' motion for summary judgment, finding that the lump sum calculations violated ERISA. RIGP denies any wrongdoing and intends to appeal the District Court's ruling.

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

Note 13 - New Accounting Pronouncement

In June of 2001, the Financial Accounting Standards Board issued Statement No.
142 "Goodwill and Other Intangible Assets" (SFAS No. 142).   The statement
addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization. The Company recognized $15 of goodwill amortization expense in the second quarter of 2001 and $30 in the first half 2001. The statement also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. The Company is currently evaluating the impacts of this new standard on our financial statements. The Company will adopt this standard, as required, in 2002.

Note 14 - Subsequent Events:

In July 2001, we completed the offering of $513 of floating rate asset backed notes and received cash proceeds of $483 million. The remaining cash proceeds of approximately $30 will be held in reserve over the term of the asset backed notes. As part of the transaction we sold approximately $628 of domestic finance receivables to a qualified special purpose entity in which we have a retained interest of approximately $148, including the cash proceeds held in reserve. The transaction will be accounted for as a sale of finance receivables.

In July 2001, the Board of Directors decided to eliminate the payment of dividends on the Company's common stock. Additionally the Board of Directors chose not to declare the dividend on the Employee Stock Ownership Program
(ESOP) preferred stock. Instead we will make an additional contribution to the ESOP trust.

Item 2                   Xerox Corporation
             Management's Discussion and Analysis of
           Results of Operations and Financial Condition

Results of Operations

Summary

As discussed in Note 2 to the Consolidated Financial Statements, we have restated our 1999 and 1998 financial statements. This restatement has also impacted the quarterly and year to date financial information previously presented for the period ended June 30, 2000. All dollar and per share amounts and financial ratios have been revised, as appropriate, for the effects of the restatement.

Total second quarter 2001 revenues of $4.1 billion declined 13 percent (12 percent pre-currency) from $4.8 billion in the 2000 second quarter. 2001 second quarter year over year pre-currency revenue declines of 4 percent in North America and 7 percent in Europe reflected in part, a weakened economic environment that impacted equipment sales. Developing Markets Operations second quarter 2001 revenues were 33 percent below the 2000 second quarter as we reconfigure our Latin American Operations to a new business approach prioritizing cash and profitable revenue.

Total revenues in the first half 2001 of $8.3 billion declined 11 percent (9 percent pre-currency) from $9.3 billion in the first half 2000. 2001 year to date pre-currency revenue declines of 1 percent in North America and 5 percent in Europe were the result of a weak economic environment partly offset by stabilization of the U.S. direct sales force.

Including a $196 million after-tax charge associated with the company's disengagement from the small office/home office (SOHO) business, an additional net after-tax restructuring provision of $35 million associated with the company's previously announced Turnaround Program and an $18 million after tax gain on early retirement of debt, the second quarter 2001 net loss was $281 million. Excluding all these special items, the second quarter 2001 loss was $68 million including a loss of $56 million in our worldwide SOHO operations from which we have recently announced our disengagement. Second quarter 2000 net income was $202 million. The 2001 second quarter loss reflected the revenue decline as well as a gross margin decline partially offset by lower selling, administrative and general expenses (SAG) reflecting the continuing benefits from our Turnaround Program.

The 2001 first half net loss was $79 million compared to a net loss of $47 million in the first half 2000. 2001 special items included the following after-tax charges - $196 million associated with the company's disengagement from the SOHO business, $96 million related to the company's previously announced Turnaround Program, and a $2 million loss from the implementation of SFAS 133. Special items also included the following after-tax gains - $300 million related to the March 2001 sale of half of our investment in Fuji
Xerox Co., Ltd. (Fuji Xerox) to Fuji Photo Film Co. Ltd. (Fujifilm), and $35 million associated with the early retirement of debt. 2000 special items include a $423 million after tax restructuring provision and a $19 million after tax in-process research and development charge associated with the January 1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division (CPID).

Excluding all special items, the first half 2001 net loss was $120 million compared with net income of $394 million in the 2000 first half. Including the $0.28 SOHO disengagement charge, $0.05 restructuring provision and the $0.03 gain from the early retirement of debt, our loss per share was $0.40 in the 2001 second quarter. Excluding these items the second quarter 2001 loss per share was $0.10 compared with $0.27 earnings per share in the 2000 second quarter.

Including the $0.28 SOHO disengagement charge, $0.14 restructuring provision, $0.43 gain on the sale of Fuji Xerox, and $0.05 gain from the early retirement of debt, the first half 2001 loss per share was $0.13. The first half 2000 loss per share was $0.10 including charges of $0.66 for restructuring and acquired CPID in-process R&D. Excluding all special items, the 2001 first half loss per share was $0.19 compared with $0.56 earnings per share in the 2000 first half.

In the ordinary course of business, management makes many estimates in the accounting for items that affect our reported results of operations and financial position. The following table summarizes the more significant of these estimates, and the changes therein, and their impacts on pre-tax income
(loss):
                                           Three months         Six months
                                           ended June 30,       ended June 30,
                                           2001    2000         2001    2000
Impact on pre-tax
   income (loss):
 Provisions for doubtful accounts         $(123)  $(134)       $(215)  $(245)
 Provisions for obsolete and excess
   inventory                                (63)    (34)        (121)    (62)
 Revenue allocations                        (16)     22          (17)     33
 Finance discount rates                     ( 9)      5          (18)     22

The preceding items are analyzed as appropriate in succeeding sections of this Management's Discussion and Analysis of Operations and Financial Condition and/or the accompanying Notes to Consolidated Financial Statements.

Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth." Latin American currencies are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments.

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 6 percent stronger in the 2001 second quarter than in the 2000 second quarter. As a result, currency translation had an unfavorable impact of approximately two percentage points on revenue growth.

Segment Analysis

Revenues and year-over-year revenue growth rates by segment are as follows
(Dollars are in billions):
                                                                      Q2 2001
                                                                  Post Currency

                  2000              Pre-Currency Revenue Growth
                  Full
                  Year                        2000            2001
                  Revenues   Q1   Q2   Q3   Q4   FY   Q1    Q2  Revenues  Growth
Total Revenues     $18.7      8%   -%  (2)% (9)% (1)% (5)% (12)%   $4.1    (13)%
Production           6.3      1   (2)  (8) (12)  (6)  (2)   (8)     1.5    (10)
Office               7.1      4    5    4   (3)   2    3    (5)     1.7     (6)
SOHO                 0.6     35   (3)  (2)   1    6  (24)  (30)     0.1    (31)
DMO                  2.5     36    4   (3) (21)   -  (21)  (31)     0.4    (33)
Other                2.2      7   (9)  (1)  (4)  (2) (16)  (17)     0.4    (19)
Memo: Color          2.9     64   60   74   54   62   17     1      0.7     (1)

                                                       YTD 2001
                                                    Revenue Growth
                                                   Pre           Post
                                   Revenues      Currency      Currency
          Total Revenues             $8.3           (9) %         (11)%
          Production                  2.9           (5)            (7)
          Office                      3.4           (1)            (3)
          SOHO                        0.2          (27)           (28)
          DMO                         0.9          (27)           (28)
          Other                       0.9          (17)           (19)
          Memo: Color                 1.4            8              5

2000 pre-currency revenue growth includes the beneficial impact of the January
1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division.

Production revenues include DocuTech, production printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute sold predominantly through direct sales channels in North America and Europe. Second quarter 2001 revenues declined 10 percent (8 percent pre-currency). Monochrome production revenues declined reflecting the weaker economic environment and continued movement to distributed printing and electronic substitutes. Post equipment install revenues continue to be adversely affected by reduced equipment placements in earlier quarters. Production color revenues grew modestly reflecting continued strong sales of the successful DocuColor 2000 series which began shipments in June, 2000, partially offset by DocuColor 30/40 and mid-range color revenue declines. Production revenues represented 35 percent of second quarter 2001 revenues compared with 34 percent in the 2000 second quarter. Second quarter 2001 gross margin for the production segment declined from the 2000 second quarter primarily as a result of the greater proportion of our gross profits from lower margin color equipment sales.

Production revenues declined 7 percent (5 percent pre-currency) in the first half 2001 from the first half 2000 due to a weaker economic environment and continued movement to distributed printing and electronic substitutes. Strong growth in production color revenues are not yet sufficient to offset monochrome declines.

Office revenues include our family of Document Centre digital multi-function products, light-lens copiers under 90 pages per minute, color laser, solid ink and monochrome laser desktop printers, digital copiers and facsimile products sold through direct and indirect sales channels in North America and Europe. Second quarter 2001 revenues declined 6 percent (5 percent pre-currency) from the second quarter 2000. Black and white copying revenues declined as strong Document Centre installations, including the Document Centre 480 which prints and copies at 75 pages per minute, was more than offset by increased pricing pressures, continued light lens declines and our decision in Europe to reduce our participation in very aggressively priced competitive customer bids and tenders as we reorient our focus from marketshare to profitable revenue. Shipments of the recently announced Document Centre 490, the fastest in its class at 90 pages-per-minute will begin in September. Excellent 2001 second quarter monochrome laser printing revenue growth reflected excellent equipment sales and supplies revenue growth. Good office color revenue growth was driven by continued excellent placements and strong Document Centre ColorSeries 50 recurring revenue growth. The Document Centre ColorSeries 50 is the industry's first color-enabled digital multi-function product. Office revenues represented 41 percent of second quarter 2001 revenues
compared with 38 percent in the 2000 second quarter.   Second quarter 2001
gross margin for the office segment improved from the 2000 second quarter primarily as a result of stabilizing Document Centre margins, facilitated by strong Document Centre 480 placements, and improvements in laser and solid ink printers.

Office revenues decreased 3 percent (one percent pre-currency) in the first half 2001 from the first half 2000 as modest black and white copying revenue declines were only partially offset by strong office color revenue growth.

Small Office/Home Office (SOHO) revenues include inkjet printers and personal copiers sold through indirect channels in North America and Europe. On June 14 we announced our disengagement from the worldwide SOHO business. Second quarter 2001 SOHO revenues declined 31 percent (30 percent pre-currency) from the 2000 second quarter and declined 28 percent (27 percent pre-currency) in the first half 2001 from the first half 2000. Gross margin declined significantly in a very difficult market environment. SOHO revenues represented 2 percent of second quarter 2001 revenues and 3 percent of the first half 2001 revenues compared with 3 percent in the 2000 second quarter and 3 percent in the first half 2000.

Developing Markets Operations (DMO) includes operations in Latin America, Russia, India, the Middle East and Africa. Second quarter 2001 revenue declined significantly in Brazil from the 2000 second quarter reflecting reduced equipment placements and lower prices as the company focused on reducing inventory and transitioning its business model to maximize cash rather than market share, compounded by a 21 percent devaluation in the Real. Second quarter and first half 2000 revenues in Brazil included structured transactions, as discussed below, of $35 million and $81 million, respectively; there were no similar arrangements in the 2001 second quarter and first half.

Revenue declined throughout the other Latin American countries due to weaker economies and our decision to focus on cash and profitable revenue generation rather than market share. The Middle East and Africa had good revenue growth in
the 2001 second quarter and Russia had excellent revenue growth.   DMO incurred
a substantial pre-tax loss in the second quarter 2001. Gross margin declined in DMO as a result of lower equipment and service margins primarily due to an increased competitive environment, currency devaluation not offset by price increases, lower selling prices as we focused on reducing inventory, weak mix, and the absence of any structured transaction in Brazil.

DMO revenues decreased 28 percent (27 percent pre-currency) in the first half 2001 from the first half 2000 reflecting reduced equipment placements, an increased competitive environment, the lack of structured transactions in 2001, and lower prices as we focused on reducing inventory, compounded by a 20 percent devaluation in the Real.

Since 1985 the company, primarily in North America, has sold pools of equipment subject to operating leases to third party finance companies (the counter-party) and recorded these transactions as sales at the time the equipment is accepted by the counter-party. The various programs provided us with additional funding sources and/or enhanced credit positions. The counter-party accepts the risks of ownership of the equipment. Remanufacturing and remarketing of off-lease equipment belonging to the counter-party is performed by the company on a nondiscriminatory basis for a fee. North American transactions are structured to provide cash proceeds up front from the counter-party versus collection over time from the underlying customer lessees. There were no sales of equipment subject to operating leases in North America in either the first half 2001 or 2000. The reduction of operating lease revenues as a result of prior year sales of equipment on operating leases was $9 million and $18 million in the second quarter of 2001 and 2000, respectively and $21 million and $36 million in the first half 2001 and 2000, respectively.

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

                                  Three months           Six months
                                 Ended June 30,        Ended June 30,
                                  2001    2000         2001     2000

Sales of equipment               $   -   $  35        $   -   $   81
Reduced Operating Lease Revenue    (30)    (31)         (62)     (57)
  Net revenue impact             $ (30)  $   4        $ (62)  $   24

Over time the number and value of the contracts will vary depending on the number of operating leases entered into in any given period, the willingness of third party financing institutions to accept the risks of ownership, and our consideration as to the desirability of entering into such arrangements.

Key Ratios and Expenses

The trend in key ratios was as follows:
                                      2000                   2001
                    Q1      Q2     Q3     Q4     FY      Q1     Q2      YTD
Gross Margin      39.1%*  40.4%  35.0%  35.1%  37.4%*  33.6%  35.8%**  34.7%**
SAG % Revenue     28.0    28.8   31.7   32.2   30.2    27.4   30.6     29.0

*Includes inventory charges associated with the 2000 restructuring. If excluded the gross margin would have been 41.1 percent and 37.9 percent, respectively.
**Includes inventory charges associated with the SOHO disengagement. If excluded the gross margin would have been 36.4 percent for second quarter and
35.0 percent for the first half 2001.

Including inventory charges associated with the SOHO disengagement, the second quarter 2001 gross margin declined by 4.6 percentage points from the 2000 second quarter. Excluding these charges, the second quarter 2001 gross margin of 36.4 percent declined by 4.0 percentage points from the 2000 second quarter. Approximately 2 percentage points of the year over year decline were due to weak performance in Developing Markets Operations. Increased SOHO price pressures and unfavorable mix resulted in one percentage point of the decline. Cost savings and productivity improvements resulting from our Turnaround Program offset increased pricing pressures. Improved asset management practices, lower activity levels and unfavorable mix adversely impacted gross margin. Excluding the gross margin in the SOHO operations, the gross margin in the 2001 second quarter was 38.1 percent.

Including inventory charges associated with the SOHO disengagement, the gross margin was 34.7 percent for the first half 2001, a decline of 5.1 percentage points from the first half 2000 gross margin which includes inventory charges associated with the 2000 restructuring program. Excluding the 2001 SOHO inventory charges and the 2000 restructuring inventory charges, the first half 2001 gross margin was 35.0 percent compared to 40.8 percent in the first half 2000. Approximately 2 percentage points of the decline was due to weak activity in Developing Markets, primarily in Brazil, as well as lower lease residual values being recognized in 2001 versus the prior year, and the absence of the previously described structured transactions. In addition, improved asset management practices, lower activity levels and unfavorable mix adversely impacted gross margin. The first half 2000 gross margin benefited by approximately 0.5 percentage points from increased licensing and stand-alone software revenues associated with the licensing of a number of patents from our intellectual property portfolio.

Selling, administrative and general expenses (SAG) declined 8 percent (7 percent pre-currency) in the 2001 second quarter from the second quarter 2000. 2001 first half SAG declined 9 percent (7 percent pre-currency) from the 2000 first half. SAG declines in both the second quarter and first half reflect continued benefits from our Turnaround Program including significantly lower labor costs and advertising and marketing communications spending. These reductions were partially offset by second quarter professional costs related to our regulatory filings and related matters and higher costs incurred by Developing Markets Operations in the renegotiation of customer contracts associated with implementation of their new business approach. Second quarter and first half 2001 bad debt provisions of $123 million and $215 million, respectively, were $12 million and $30 million lower than the 2000 second quarter and first half. In the 2001 second quarter, SAG represented 30.6 percent of revenue compared with 28.8 percent of revenue in the 2000 second quarter. First half 2001 SAG represented 29.0 percent of revenue compared with
28.4 percent of revenue in the 2000 first half.

Research and development (R&D) expense was $5 million lower in the 2001 second quarter and $11 million lower in the 2001 first half compared to the 2000 second quarter and first half. The decrease in R&D is due to lower inkjet spending in our SOHO operations reflecting our disengagement from this business. R&D spending was 6 percent of revenue in both the 2001 second quarter and first half as we continue to invest in technological development, particularly color, to maintain our position in the rapidly changing document processing market. Xerox R&D remains technologically competitive and is strategically coordinated with Fuji Xerox.

Worldwide employment declined by 2,300 and 6,600 in the 2001 second quarter and first half respectively to 85,600 primarily as a result of employees leaving the company under our restructuring programs. Excluding divestitures, worldwide employment has declined by 8,600 since implementation of our Turnaround Program in October, 2000.

Other, net was $161 million in the 2001 second quarter compared to $54 million in the second quarter 2000. Second quarter 2000 results benefited from gains of $75 million associated with the sale of the North American commodity paper business and sales of other assets. In the second quarter 2001 we incurred $14 million of net currency losses resulting from the remeasurement of unhedged foreign currency-denominated assets and liabilities and $6 million of mark-to-market losses recorded as a result of the new accounting required under FAS
133. Due to the inherent volatility in the foreign currency markets, the company is unable to predict the amount of any such mark-to-market gains or losses in future periods. Second quarter 2001 net non-financing interest expense of $90 million was $3 million lower than the 2000 second quarter.

The 2001 first half increase in Other, net of $92 million was primarily due to an increase of $32 million in net non-financing interest expense, a $39 million increase in Brazilian indirect taxes and gains in the first half 2000 of $75 million associated with the sale of the North American commodity paper business and sales of other assets partially offset by $27 million of net currency gains resulting from the remeasurement of unhedged foreign currency-denominated assets and liabilities, $16 million of mark-to-market gains recorded as a result of the new accounting required under FAS 133 and an $8 million credit to adjust the remaining 1998 restructuring reserves.

During the fourth quarter of 2000 we announced a Turnaround Program in which we outlined a wide-ranging plan to sell assets, cut costs and strengthen our strategic core. We announced plans that were designed to reduce costs by at least $1.0 billion annually, the majority of which will affect 2001. As part of the cost cutting program, we continue to take additional charges for finalized initiatives under the Turnaround Program. As a result of these actions, in the second quarter of 2001 we provided an incremental $41 million to complete our open initiatives under the Turnaround plan. For the first half, we have provided a total of $141 million under this plan. We expect additional provisions will be required in 2001 as additional plans are finalized. The restructuring reserve balance at June 30, 2001 for both the Turnaround Program and the March 2000 program amounted to $156 million.

In June 2001, the Ad Hoc Committee of the Board of Directors approved the disengagement from our SOHO business. In connection with this disengagement, we recorded a second-quarter pretax charge of $274 million ($196 million after taxes). The charge includes provisions for the elimination of approximately 1,200 jobs worldwide by the end of 2001, the closing of facilities and the write-down of certain assets to net realizable value. The charges associated with this action include approximately $37 million in employee termination costs, $146 million of asset impairments, $24 million in inventory charges, $25 million in purchase commitments, $25 million in decommitment costs, and $17 million in other miscellaneous charges. The SOHO disengagement reserve balance at June 30, 2001 was $103 million.

Over the remainder of the year we will discontinue our line of personal inkjet and xerographic printers, copiers, facsimile machines and multi-function devices which are sold primarily through retail channels to small offices, home offices and personal users (consumers). We intend to sell the remaining inventory through current channels. We will continue to provide service, support and supplies, including the manufacturing of such supplies, for customers who currently own SOHO products during a phase-down period to meet customer commitments.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in Earnings of Subsidiaries

Pre-tax income (loss) was $(483) million in the 2001 second quarter including the SOHO disengagement and Turnaround restructuring provisions. Excluding these items, the pre-tax loss was $(169) million in the 2001 second quarter. The 2000 second quarter pre-tax income of $247 million included a $2 million restructuring credit.

Including the effect of special items, pre-tax income was $112 million in the 2001 first half compared to a $(114) million loss for the first half 2000. Excluding special items, the pre-tax loss was $(250) million for the first half 2001 compared to pre-tax income of $507 million for the first half 2000.
2001 special items included a charge of $274 million related to the SOHO disengagement, a $133 million net charge in connection with our existing restructuring programs and a gain of $769 million related to the sale of our 25 percent ownership in Fuji Xerox. In the 2000 first half, special items included a $594 million charge related to the 2000 restructuring program and a $27 million charge for acquired in-process research and development associated with the CPID acquisition.

The effective tax rate, including the tax benefit related to the SOHO disengagement provision and the additional restructuring provision, was 33.2 percent in the 2001 second quarter. Excluding special items and other tax adjustments, the underlying 2001 second quarter and first half tax rates were
42.0 percent compared to 32.0 percent in the 2000 second quarter. The increase in the underlying effective tax rate from 32.0 percent to 42.0 percent in 2001 is due primarily to continued losses in a low-tax rate jurisdiction.

Equity in net income of unconsolidated affiliates is principally our 25 percent share of Fuji Xerox income. Total equity in net income declined by $16 million and $18 million in the 2001 second quarter and first half, respectively, due to our reduced ownership in Fuji Xerox. Our share of total Fuji Xerox net income of $29 million and $34 million in the 2001 second quarter and first half, respectively, decreased by $19 million and $20 million from the 2000 periods. In the first quarter 2001, we retired $122 million of long-term debt through the exchange of 15.5 million shares of common stock valued at $94 million. In the second quarter 2001, we retired an additional $205 million of debt through the exchange of 20.7 million shares of common stock valued at $179 million.
The second quarter retirements resulted in a pre-tax extraordinary gain of $30 million ($18 million after taxes) for a net equity increase of approximately $197 million. For the six months, the retirements resulted in a pre-tax extraordinary gain of $58 million ($35 million after taxes) for a net equity increase of $308 million.

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

Additional details regarding the effects of SFAS 133 on the quarter and year-to-date results are included in Note 9 of the "Notes to Consolidated Financial Statements".

The $21 million gain on affiliate's sale of stock in the first quarter 2000 reflected our proportionate share of the increase in equity of Scansoft Inc. (NASDAQ:SSFT) resulting from Scansoft's issuance of stock in connection with an acquisition. This gain was partially offset by a $5 million charge reflecting our share of Scansoft's write-off of in-process research and development associated with this acquisition, which is included in Equity in net income of unconsolidated affiliates.

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

At June 30, 2001, cash on hand was $2,177 million versus $1,741 million at December 31, 2000, and total debt was $16,266 million versus $18,097 million at December 31, 2000. Total debt, net of cash on hand (Net Debt), decreased by $2,267 million in the first six months of 2001 versus an increase of $2,551 million in the first six months of 2000. As of June 30, 2001, Net Debt has decreased by $2,954 million since our Turnaround Program was initiated on September 30, 2000.

The consolidated ratio of total debt to common and preferred equity was 4.1:1 as of June 30, 2001 compared to 4.4:1 at December 31, 2000. This ratio reflects our decision, beginning in the fourth quarter of 2000, to accumulate cash to maintain financial flexibility, rather than continue our historical practice of using available excess cash to pay down debt. Had our cash balance at June 30, 2001 and December 31, 2000 been reduced to historical levels by paying off debt, the debt to equity ratio would have been approximately 3.6:1 and 4.0:1, respectively.

We historically managed the capital structures of our non-financing operations and our captive financing operations separately. We have announced our intent to exit customer equipment financing as part of our global Turnaround Program, and we are no longer managing our liquidity on a financing / non-financing basis. Accordingly, we believe that a review of operating cash flow and earnings before interest, income taxes, depreciation, amortization and special items (EBITDA) provides the most meaningful understanding of our changes in cash and debt balances.





The following is a summary of EBITDA, operating and other cash flows for the six months ended June 30, 2001 and 2000:

                                                     2001          2000
Loss from continuing operations                    $  (79)        $ (47)
Income tax provision (benefit)                        265           (40)
Depreciation and amortization                         462           453
Restructuring charges                                 407           594
Interest expense                                      551           474
Gains on sales of businesses                         (754)          (63)
Other items                                            (4)           53
    EBITDA                                            848         1,424
Less financing and interest income                   (477)         (475)
    Adjusted EBITDA                                   371           949
Working capital and other changes                     437        (1,456)
On-Lease inventory spending                          (123)         (246)
Capital spending                                     (121)         (240)
Restructuring payments                               (265)         (131)
Financing cash flow, net of interest                   90          (507)
    Operating Cash Flow (Usage)*                      389        (1,631)
Dividends                                             (93)         (294)
Proceeds from sales of businesses                   1,635            50
Acquisitions                                            -          (856)
Other non-operating items                            (300)          (34)
Debt borrowings (repayments), net                  (1,195)        2,759
    Net Change in Cash                             $  436         $  (6)

*The primary variation from cash flow from operations as reported on the Consolidated Statement of Cash Flows is the inclusion above of capital spending as an operational use of cash.

Operating cash flow improved by approximately $2.0 billion, to $389 million in the first six months of 2001 versus $(1,631) million usage in the prior year period. A major portion of the improvement was driven by significant reductions in working capital. Lower EBITDA, reflecting weaker operating results, and higher restructuring payments were offset by improvements in financing cash flow and lower investments in on-lease equipment and capital spending. The working capital improvements stem largely from reductions in accounts receivable, inventories, and tax payments in the first six months of 2001 compared to the same period in 2000. The inventory reduction reflects management actions to improve inventory turns, and changes in the supply/demand and logistics processes. We expect to continue to reduce inventory levels in 2001. The accounts receivable decrease reflects progress in our efforts to reduce average days' sales outstanding, which effort has been hampered by the persisting effects of changes we made in 1998 to the U.S. customer administration centers. The significant decline in 2001 capital spending versus 2000 is due primarily to substantial completion of our Ireland projects as well as significant spending constraints. We expect 2001 capital spending to be approximately 30 percent below 2000 levels. Investments in on-lease equipment reflect the growth in our document outsourcing business, which we expect will continue to grow in 2001. The increase in financing cash flow, net in 2001 reflects the lower equipment sales in the first six months of 2001 versus the year ago period, which resulted in a lower level of finance receivable originations. This improvement was partially offset by an increase in interest costs in 2001.

Cash restructuring payments of $265 million reflect continued progress with respect to our Turnaround Program. The status of the restructuring reserves is discussed in Note 4 to the Consolidated Financial Statements.

Other non-operating cash usage in the first six months of 2001 totaled $300 million, including a premium payment of $45 million to Ridge Reinsurance. The remaining $255 million of non-operating cash usage related to our replacement of Ridge Reinsurance letters of credit. In April 2001, letters of credit totaling $660 million, which supported Ridge Reinsurance ceded reinsurance obligations, were replaced with trusts collateralized by the Ridge Reinsurance investment portfolio of approximately $405 million plus cash of $255 million. The Ridge Reinsurance investment portfolio is included in Intangible and Other Assets in our Consolidated Balance Sheets.

In the first six months of 2001, we generated approximately $1.7 billion of cash from the sale of half our interest in Fuji Xerox and the sale of our leasing businesses in four European countries as discussed below. Net of amounts paid to Ridge Reinsurance, these asset sales, together with the previously announced dividend reductions, the significant improvement in operating cash flow, and the non-cash exchange of $328 million of debt for equity described below, enabled us to reduce Net Debt by $2,267 million. In the comparable 2000 period, the significant operating cash usage, together with the acquisition of the Color Printing and Imaging Division of Tektronix, Inc., resulted in an increase in Net Debt of $2,551 million.

Liquidity and Funding Plans for 2001

Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of finance and trade receivables. Our overall funding requirements have been to finance customers' purchases of our equipment, to fund working capital and capital expenditure requirements, and to finance acquisitions.

During 2000, the agencies that assign ratings to our debt downgraded the Company's senior and short-term debt several times. As of August 7, 2001, debt ratings by Moody's are Ba1 and Not Prime, respectively, and the ratings outlook is negative; debt ratings by Fitch are BB and B, respectively, and the ratings outlook is stable; and debt ratings by Standard and Poors (S&P) are BBB- and A-3, respectively, and the ratings outlook is negative. Since October 2000, uncommitted bank lines of credit and the unsecured capital markets have been, and are expected to continue to be, largely unavailable to us and our affiliates. We expect this to result in higher borrowing costs going forward. This may also result in our having to increase our level of intercompany lending to affiliates.

Consequently, in the fourth quarter 2000 we drew down the entire $7.0 billion available to us under our Revolving Credit Agreement (the Revolver), primarily to maintain financial flexibility and pay down debt obligations as they came due. We are in compliance with the covenants, terms and conditions in the Revolver, which matures on October 22, 2002. The only financial covenant in the Revolver requires us to maintain a minimum of $3.2 billion of Consolidated Tangible Net Worth, as defined (CTNW). At June 30, 2001, our CTNW was $489 million in excess of the minimum requirement, a decrease of $111 million from the December 31, 2000 level. Further operating losses, restructuring costs and adverse currency translation adjustments would erode this excess, while operating income, gains on asset sales, additional exchanges of debt for equity, and favorable currency translation would improve this excess.

As of June 30, 2001, we had approximately $1.4 billion of debt obligations expected to be repaid during the remainder of 2001, and $9.0 billion maturing in 2002, as summarized below (in billions):

                                                       2001        2002
       First Quarter                                      -        $0.3
       Second Quarter                                     -         1.0
       Third Quarter                                   $0.4         0.1
       Fourth Quarter                                   1.0         7.6*
         Full Year                                     $1.4        $9.0

*  Includes $7.0 billion maturity under the Revolver

In the first six months of 2001, we retired $328 million of long-term debt through the exchange of 36.1 million shares of common stock of the Company, which increased CTNW by approximately $308 million.

We do not have any other material obligations scheduled to mature in 2001 unless our debt ratings are further downgraded as discussed below.

We are implementing a global Turnaround Program which includes initiatives to reduce costs on an annualized basis by at least $1 billion by the end of 2001, improve operations, and sell certain assets. We believe these actions will positively affect our capital resources and liquidity position when completed. In connection with these initiatives, we announced and completed the sale of our China operations to Fuji Xerox Co., Ltd. ("Fuji Xerox") in the fourth quarter of 2000, which generated $550 million of cash and transferred debt of $118 million to Fuji Xerox. In March 2001, we sold half of our interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash.

We have initiated discussions to implement third-party vendor financing programs which, when implemented, will significantly reduce our debt and finance receivables levels going forward. In addition, we are in discussions to consider selling portions of our existing finance receivables portfolio, and we continue to actively pursue alternative forms of financing including securitizations and secured borrowings. In connection with these initiatives, in January 2001, we received $435 million in financing from an affiliate of GE Capital, secured by our portfolio of lease receivables in the United Kingdom. As of June 30, 2001, the remaining balance of this secured borrowing was $243 million. In the second quarter of 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus certain retained interests. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries. In July 2001, Xerox Corporation sold $513 million of asset-backed securities, supported by domestic finance receivables, for cash proceeds of $483 million and certain retained interests.

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

On December 1, 2000, Moody's reduced its rating of our debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding derivative agreements. To minimize the resulting exposures, we also voluntarily terminated other derivative agreements. At June 30, 2001, the remaining derivative portfolio had a net positive value to us of $33 million. Should our debt ratings be downgraded by Standard and Poors to below investment grade, we may be required to repurchase certain of the out-of-the-money derivative agreements currently in place, in the approximate aggregate amount as of June 30, 2001 of $124 million. However, it is also possible that some counterparties may require, or agree to, the repurchase of certain of the in-the-money derivatives currently in place, which could reduce or eliminate this cash requirement.

There is no assurance that our credit ratings will be maintained, or that the various counterparties to derivative agreements would not require us to repurchase the obligations in cases where the agreements permit such termination.

In December 2000, as a result of the debt downgrade discussed above, Xerox Corporation renegotiated a $315 million accounts receivable securitization facility, reducing the facility size to $290 million. The facility size will remain at $290 million unless and until our debt is downgraded to or below BB by S&P and Ba2 by Moody's, at which time we would seek to renegotiate the terms of the facility.

As of December 31, 2000, 0.8 million equity put options were outstanding, at a strike price of approximately $41 per share. In January 2001, we paid $28 million to settle these put options, which we funded by issuing 5.9 million unregistered common shares.

On May 10, 2001, a European affiliate of Xerox Corporation convened a meeting of holders of its GBP 125 million 8-3/4 percent Guaranteed Bonds, issued in 1993 and maturing in 2003 (the "Bonds"), which are guaranteed by Xerox Limited, in order to consider a proposal to repay the Bonds early at par plus accrued interest. Repaying the Bonds early would reduce outstanding indebtedness and interest costs, and would eliminate certain restrictive covenants in the Bonds and related documents, thereby providing additional flexibility to Xerox and its subsidiaries and affiliates in connection with their cash management systems and practices. At the May 10 meeting, the Bondholders rejected the proposal to repay the Bonds early. Therefore, the Bonds remain outstanding. We are maintaining cash of $194 million in a trust, which represents the par value plus one year's interest on the Bonds. We can withdraw this cash upon 21 days' written notice to the trustee.

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

Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar. In order to manage the risk of foreign currency exchange rate fluctuations, we have historically hedged a significant portion of all cross-border cash transactions denominated in a currency other than the functional currency applicable to each of our legal entities. From time to time (when cost-effective) foreign-currency debt and foreign-currency derivatives are used to hedge international equity investments. Consistent with the nature of economic hedges of such foreign currency exchange contracts, associated unrealized gains or losses would be offset by corresponding changes in the value of the underlying asset or liability being hedged.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Note 12 contained in the "Notes to Consolidated Financial Statements" on pages 17-21 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

Item 2.  Changes in Securities

(a) During the quarter ended June 30, 2001, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

  (1)  Securities Sold:  on April 1, 2001, Registrant issued
       9,925 shares of Common stock, par value $1 per share.

  (2) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: B.R.
       Inman, A.A.Johnson, V.E. Jordan, Jr., Y. Kobayashi,
       H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr.,
       J.E. Pepper, M.R. Seger and T.C.Theobald.

  (3) The shares were issued at a deemed purchase price of $9.57 per share (aggregate price $94,875), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's
       Restricted Stock Plan for Directors.

  (4) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b) In addition, during the quarter ended June 30, 2001, Registrant issued an aggregate of 20,658,067 shares of Common Stock in the following transactions, all of which were not registered under the Act by reason of the exemption from registration under the Act provided by Section 3(a)(9) of the Act:

Date issued     ...    May 23      May 29     June 12     June 14     June 14     June 15

Aggregate amount
   of consider-
   ation received
   by Registrant ..$ 6,000,000 $ 7,790,000 $21,930,000 $12,000,000 $11,225,000 $12,280,000

Aggregate number
   of shares
   of Common
   Stock
   issued by
   Registrant      ..  485,459     679,236   1,885,549   1,101,904   1,044,393  1,110,204

Aggregate value
   of Common
   Stock
   delivered by
   Registrant    ..$ 5,230,000 $ 7,011,000 $19,413,050 $10,545,000 $ 9,990,250 $9,660,000

Names of the
   principal
   underwriters  ...   None        None        None        None        None        None


Date issued      ...   June 21     June 18    June 21     June 19     June 26     June 27

Aggregate amount
   of consider-
   ation received
   by Registrant ..$10,000,000 $12,900,000 $18,420,000 $11,842,000 $33,500,000 $11,535,000

Aggregate number
   of shares
   of Common
   Stock
   issued by
   Registrant    .  .1,038,933   1,317,679   1,736,993   1,221,773   3,637,520   ,322,173

Aggregate value
   of Common
   Stock
   delivered by
   Registrant    ..$ 8,787,500 $11,545,500 $14,700,000 $10,545,000 $29,150,000 10,275,000

Names of the
   principal
   underwriters  ...    None        None        None        None        None        None


Date issued      ...   June 29     June 29    June 29

Aggregate amount
   of consider-
   ation received
   by Registrant ...$12,000,000 $12,000,000 $12,000,000


Aggregate number
   of shares
   of Common
   Stock
   issued by
   Registrant    ...  1,340,218   1,361,386   1,374,647

Aggregate value
   of Common
   Stock
   delivered by
   Registrant    ...$10,395,000 $10,560,000 $10,470,000

Names of the
   principal
   underwriters  ...   None        None        None

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

     Exhibit 3 (b) By-Laws of Registrant, as amended through
     August 1, 2001.

     Exhibit 10 (b) Registrant's 1991 Long-Term Incentive Plan, as amended through October 9, 2000.

     Exhibit 10 (t) Form of Salary Continuance Agreement entered into with certain executive officers.

     Exhibit 11  Computation of Net Income (Loss) per Common
     Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed Charges.

(b) Current reports on Form 8-K dated April 2, 2001, April 4, 2001, April 19, 2001, May 8, 2001, May 30, 2001 and June 14, 2001 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         XEROX CORPORATION
                                           (Registrant)



                                      /s/ Gregory B. Tayler
                                   _____________________________
Date: August 13, 2001                     By  Gregory B. Tayler
                                   Vice President and Controller
                                  (Principal Accounting Officer)