Form 10-Q
period 2001-09-30
XEROX CORP
filed 2001-11-13
CIK 108772

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                              FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 2001

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

Yes ______ No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at October 31, 2001

Common Stock                               719,988,021 shares

              This document consists of 55 pages.



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

Competition - the Registrant operates in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. There are a number of companies worldwide with significant financial resources which compete with the Registrant to provide document processing products and services in each of the markets served by the Registrant, some of whom operate on a global basis. The Registrant's success in its future performance is largely dependent upon its ability to compete successfully in its currently-served markets and to expand into additional market segments. If we are unable to compete successfully it could adversely affect our results of operations and financial condition.

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

Expansion of Color - color printing and copying represents an important and growing segment of the market. Printing from computers has both facilitated and increased the demand for color. A significant part of the Registrant's strategy and ultimate success in this changing market is its ability to develop and market machines that produce color prints and copies quickly and at reduced cost. The Registrant's continuing success in this strategy depends on its ability to make the investments and commit the necessary resources in this highly competitive market. If we are unable to develop and market alternative offerings in digital and color technologies, we may lose market share which could have a material adverse effect on our operating results.

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

Customer Financing Activities - On average, 75 - 80 percent of the Registrant's equipment sales are financed through the Registrant. To fund these arrangements, the Registrant must access the credit markets and the long-term viability and profitability of its customer financing activities is dependent on its ability to borrow and its cost of borrowing in these markets. This ability and cost, in turn, is dependent on the Registrant's credit ratings. Currently the Registrant's credit ratings effectively preclude its ready access to capital markets and the Registrant is currently funding its customer financing activity from available sources of liquidity including cash on hand. There is no assurance that the Registrant will be able to continue to fund its customer financing activity at present levels. The Registrant is actively seeking third parties to provide financing to its customers and recently announced a "framework agreement" for GE Capital's Vendor Financial Services to become the primary equipment financing for Xerox customers in the United States. This Agreement has not yet been completed and remains subject to the negotiation of definitive agreements and satisfaction of closing conditions, including completion of due diligence. We are in various stages of negotiations with third party vendors to offer financing to our customers in Canada and all of the major countries in Europe. There is no assurance if or when we will be able to successfully complete these negotiations. The Registrant's ability to continue to offer customer financing and be successful in the placement of its equipment with customers is largely dependent upon obtaining such third party financing. In addition, the Company does not expect to be able to access the capital markets in registered public offerings pending resolution of the review of the Company's accounting practices by the Securities and Exchange Commission referred to in Note 12 to the Consolidated Financial Statements. The Company cannot predict when the Securities and Exchange commission will conclude either its investigation or its review or the outcome or impact of either.

Manufacturing Outsourcing - In October 2001, the Registrant announced a manufacturing agreement with Flextronics, a $12 billion global electronics manufacturing services company. The agreement includes a five-year supply contract for Flextronics to manufacture certain office equipment and components and the payment of approximately $220 million to Registrant for inventory, property and equipment at a modest premium over book value, and the assumption of certain liabilities. The actual cash proceeds will vary, based upon the actual net asset levels at the time of the closings. As a result of these actions, Registrant expects to incur restructuring charges in the fourth quarter of 2001. Approximately 50 percent of Registrant's manufacturing capacity has been sold to Flextronics. Registrant's ability to ensure continued product availability and achieve improved asset utilization, supply chain flexibilities and cost savings is dependent upon successfully completing the transition to Flextronics. The Registrant's future success in the market for office equipment will be significantly effected by the successful conclusion, implementation and operation of this manufacturing agreement.

Productivity - the Registrant's ability to sustain and improve its profit margins is largely dependent on its ability to maintain an efficient, cost-effective operation. Productivity improvements through process reengineering, design efficiency and supplier cost improvements, including manufacturing outsourcing discussed above, are required to offset labor cost inflation and potential materials cost changes and competitive price pressures. Registrant's productivity in the market for office equipment will be significantly effected by the successful conclusion, implementation and operation of the manufacturing agreement with Flextronics described above.

International Operations - Following the events of September 11, 2001, economic outlook in the United States and the other areas of the world has further weakened. The Registrant derives approximately half its revenue from operations outside of the United States. In addition, the Registrant manufactures or acquires many of its products and/or their components outside the United States. The Registrant's future revenue, cost and profit results could be affected by a number of factors, including global economic conditions, changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements and local tax issues. Our ability to enter into new foreign exchange contracts to manage foreign exchange risk is currently severely limited and, therefore, we anticipate increased volatility in our results of operations due to changes in foreign exchange rates.

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

Revenue - the Registrant's ability to attain a consistent trend of revenue over the intermediate to longer term is largely dependent upon stabilization and subsequent expansion of its equipment sales worldwide and usage growth (i.e., an increase in the number of images produced by customers). The ability to achieve equipment sales growth is subject to the successful implementation of our initiatives, including our vendor financing programs, to ensure the stability and increasing tenure of our direct sales force while continuing to expand indirect sales channels in the face of global competition and pricing pressures. The ability to grow usage may be adversely impacted by the movement towards distributed printing and electronic substitutes. Our inability to attain a consistent trend of revenue growth could materially affect the trend of our actual results.

Turnaround Program - In October 2000, the Registrant announced a turnaround program which includes a wide-ranging plan to generate cash, return to profitability and pay down debt. The success of the turnaround program is dependent upon successful and timely sales of assets, restructuring the cost base, placement of greater operational focus on the core business and the transfer of the financing of customer equipment purchases to third parties. Cost base restructuring is dependent upon effective and timely elimination of employees, closing and consolidation of facilities, outsourcing of certain manufacturing operations, reductions in operational expenses and the successful implementation of process and systems changes. See "Customer Financing Activities" and "Manufacturing Outsourcing" above for a description of two of the Turnaround initiatives.

Liquidity - the Registrant's liquidity is dependent on the timely implementation and execution of the various turnaround program initiatives as well as its ability to generate positive cash flow from operations, possible asset sales, and various financing strategies including securitizations and its ability to successfully refinance a portion of its $7 billion Revolving Credit Agreement and extend its maturity beyond October, 2002. Should the Registrant not be able to successfully complete the turnaround program, generate cash and refinance and extend the maturity of the Revolving Credit Agreement on a timely or satisfactory basis, the Registrant will need to obtain additional sources of funds through other operating improvements, financing from third parties, asset sales, or a combination thereof. There can be no assurance that we can obtain these additional sources of funds. We have initiated discussions with the agent banks under our $7 billion revolving credit agreement in order to refinance a portion and extend its maturity beyond October, 2002. This agreement contains a consolidated tangible net worth ("CTNW") covenant and at September 30, 2001 we had a $182 million cushion over the minimum amount required under the covenant. Operating losses, restructuring costs and adverse currency translation adjustments would erode the cushion. Failure to successfully refinance and extend the maturity of the agreement or a breach of the CTNW covenant could have a serious adverse impact on our liquidity.





                            Xerox Corporation
                               Form 10-Q
                            September 30, 2001

Table of Contents
                                                             Page
Part I -  Financial Information

   Item 1. Financial Statements (Unaudited)

      Consolidated Statements of Operations                     6
      Consolidated Balance Sheets                               7
      Consolidated Statements of Cash Flows                     8
      Notes to Consolidated Financial Statements                9

   Item 2. Management's Discussion and Analysis of Results of
     Operations and Financial Condition

      Results of Operations                                    23
      Capital Resources and Liquidity                          31
      Risk Management                                          36

   Item 3. Quantitative and Qualitative Disclosures about
     Market Risk                                               37

Part II - Other Information

   Item 1. Legal Proceedings                                   37
   Item 2. Changes in Securities                               37
   Item 4. Submission of Matters to a Vote of Security
     Holders                                                   38
   Item 5. Other Information                                   39
   Item 6. Exhibits and Reports on Form 8-K                    39

Signatures                                                     40

Exhibit Index

   By-Laws of Registrant, as amended through October 8, 2001   41

   Computation of Net Income (Loss) per Common Share           54

   Computation of Ratio of Earnings to Fixed Charges           55



For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into the Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1                           Xerox Corporation
                      Consolidated Statements of Operations (Unaudited)
                                           Three months ended    Nine months ended
                                                September 30,     September 30,
(In millions, except per-share data)           2001      2000*    2001    2000*

Revenues
  Sales                                       $1,842   $2,420   $5,878  $7,341
  Service, outsourcing, financing
    and rentals                                2,060    2,083    6,363   6,479
                                              ---------------------------------
  Total Revenues                               3,902    4,503   12,241  13,820
                                              ---------------------------------

Costs and Expenses
  Cost of sales                                1,262    1,582    4,049   4,460
  Cost of service, outsourcing, financing
    and rentals                                1,226    1,344    3,860   3,986
  Inventory charges                                5        -       29      90
  Research and development expenses              284      269      779     774
  Selling, administrative and general expenses 1,215    1,428    3,629   4,074
  Restructuring charge and asset impairments      39        -      431     504
  Gain on sale of half of interest in Fuji Xerox   -        -     (769)      -
  Gain on affiliate's sale of stock                -        -        -     (21)
  Purchased in-process research and development    -        -        -      27
  Other, net                                     119      115      370     274
                                              ---------------------------------
  Total Costs and Expenses                     4,150    4,738   12,378  14,168
                                              ---------------------------------

Loss before Income Taxes (Benefits),
  Equity Income (Loss), Minorities' Interests,
  Extraordinary Gain, and Cumulative Effect of
  Change in Accounting Principle                (248)    (235)    (137)   (348)
  Income taxes (benefits)                        (56)     (44)     187     (84)
                                              ---------------------------------
Loss after Income Taxes (Benefits)
  before Equity income and Minorities' Interests(192)    (191)    (324)   (264)

  Equity in net income (loss) of unconsolidated
    affiliates                                    (1)      10       32      60
  Minorities' interests in earnings of
    subsidiaries                                  19       10       31      33
                                              ---------------------------------
Loss before extraordinary gain
  and cumulative effect of change in accounting
  principle                                     (212)    (191)    (323)   (237)

Extraordinary gain on early extinguishment of
  debt (less income taxes of $1 and $23,
  respectively)                                    1        -       36       -
Cumulative effect of change in accounting
  principle (less income tax benefit of $1)        -        -       (2)      -
                                              ---------------------------------
Net Loss                                      $ (211)  $ (191)  $ (289) $ (237)
                                              =================================
Basic loss per share:
Loss before extraordinary gain and
  cumulative effect of change in accounting
  principle                                   $(0.29)  $(0.30)  $(0.48) $(0.39)
Extraordinary gain, net                            -        -     0.05       -
Cumulative effect of change in accounting
  principle, net                                   -        -        -       -
                                              ---------------------------------
Basic Loss per Share                          $(0.29)  $(0.30)  $(0.43) $(0.39)
                                              =================================
Diluted loss per share:
Loss before extraordinary gain and
  cumulative effect of change in accounting
  principle                                   $(0.29)  $(0.30)  $(0.48) $(0.39)
Extraordinary gain, net                            -        -     0.05       -
Cumulative effect of change in accounting
  principle, net                                   -        -        -       -
                                              ---------------------------------
Diluted Loss per Share                        $(0.29)  $(0.30)  $(0.43) $(0.39)
                                              =================================
See accompanying notes
* As restated, see Note 2


                                  Xerox Corporation
                            Consolidated Balance Sheets

                                          September 30,       December 31,
(In millions, except share data in thousands)     2001               2000
Assets                                       (Unaudited)

Cash and cash equivalents                     $  2,427           $  1,741
Accounts receivable, net                         1,994              2,281
Finance receivables, net                         4,828              5,097
Inventories, net                                 1,541              1,932
Equipment on operating leases, net                 573                724
Deferred taxes and other current assets          1,409              1,247
                                                -------------------------
  Total Current Assets                          12,772             13,022

Finance receivables due after one year, net      6,498              7,957
Land, buildings and equipment, net               2,099              2,495
Investments in affiliates, at equity               659              1,362
Intangible and other assets, net                 3,478              3,061
Goodwill, net                                    1,525              1,578
                                                -------------------------
Total Assets                                  $ 27,031           $ 29,475
                                                =========================

Liabilities and Equity

Short-term debt and current portion of
  long-term debt                              $  2,696           $  2,693
Accounts payable                                   710              1,033
Accrued compensation and benefit costs             720                662
Unearned income                                    269                250
Other current liabilities                        1,982              1,630
                                                -------------------------
  Total Current Liabilities                      6,377              6,268

Long-term debt                                  13,380             15,404
Postretirement medical benefits                  1,224              1,197
Deferred taxes and other liabilities             1,822              1,876
Deferred ESOP benefits                            (221)              (221)
Minorities' interests in equity of subsidiaries     76                 95
Obligation for equity put options                    -                 32
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trusts
 holding solely subordinated debentures of
 the Company                                       686                684
Preferred stock                                    613                647
Common shareholders' equity                      3,074              3,493
                                                -------------------------
Total Liabilities and Equity                  $ 27,031           $ 29,475
                                                =========================
Shares of common stock issued and outstanding  717,518            668,576

See accompanying notes.


                             Xerox Corporation
                 Consolidated Statements of Cash Flows (Unaudited)

Nine Months ended September 30  (In millions)             2001         2000*

Cash Flows from Operating Activities
Net Loss                                               $  (289)      $ (237)
Adjustments required to reconcile net loss to
   cash flows from operating activities, net of
   effects of acquisitions:
  Depreciation and amortization                            794          794
  Provisions for doubtful accounts                         401          417
  Restructuring and other charges                          452          621
  Gains on sales of businesses and assets                 (745)         (84)
  Gain on early extinguishment of debt                     (59)           -
  Cash payments for restructurings                        (368)        (222)
  Minorities' interests in earnings of subsidiaries         31           33
  Undistributed equity in income of
    affiliated companies                                     -          (20)
  Decrease (increase) in inventories                       279         (158)
  Increase in on-lease equipment                          (176)        (350)
  Decrease (increase) in finance receivables               400         (776)
  Securitization of finance receivables                    480            -
  Decrease (increase) in accounts receivable                66         (188)
  Securitization of accounts receivable                      -          315
  Decrease in accounts payable and accrued
    compensation and benefit costs                        (237)        (126)
  Net change in current and deferred income taxes          256         (481)
  Change in other current and non-current
    liabilities                                           (131)        (219)
  Other, net                                              (136)        (482)
                                                         -------------------
Net cash provided by (used in) operating activities      1,018       (1,163)
                                                         -------------------
Cash Flows from Investing Activities
  Additions to land, buildings and equipment              (159)        (324)
  Proceeds from sales of land, buildings and equipment      64           80
  Acquisitions, net of cash acquired                         -         (856)
  Proceeds from divestitures                             1,635           90
  Cash paid to fund Ridge Re Trust                        (255)           -
  Other, net                                                 -          (17)
                                                         -------------------
Net cash provided by (used in) investing activities      1,285       (1,027)
                                                         -------------------
Cash Flows from Financing Activities
  Net change in debt                                    (1,530)       2,619
  Dividends on common and preferred stock                  (93)        (441)
  Proceeds from sales of common stock                       28           22
 (Settlements of) proceeds from equity put options, net    (28)          24
  Dividends to minority shareholders                        (2)          (5)
                                                         ------------------
Net cash (used in) provided by financing activities     (1,625)       2,219
                                                         ------------------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                      8           (1)
                                                         ------------------
Increase in Cash and Cash Equivalents                      686           28

Cash and Cash Equivalents at Beginning of Period         1,741          126
                                                         ------------------
Cash and Cash Equivalents at End of Period             $ 2,427       $  154
                                                         ==================
See accompanying notes.
* As restated, see Note

                                 Xerox Corporation
                Notes to Consolidated Financial Statements (Unaudited)
                       ($ in millions except per share data)

1.  Basis of Presentation:

The unaudited consolidated interim financial statements presented herein have been prepared by Xerox Corporation (the Company) in accordance with the accounting policies described in its 2000 Annual Report to Shareholders and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (including normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. See Note 9 for additional details.

Prior years' financial statements have been reclassified to reflect certain reclassifications to conform with the 2001 presentation. The impact of these changes is not material and did not affect net loss.

The term "pre-tax income (loss)" as used herein refers to the Consolidated Statement of Operations line item "Income (Loss) before Income Taxes (Benefits), Equity Income (Loss), Minorities' Interests, Extraordinary Gain and Cumulative Effect of Change in Accounting Principle".

References herein to "we" or "our" refer to Xerox Corporation and consolidated subsidiaries unless the context specifically requires otherwise.

2.  Restatement:

We have restated our Consolidated Financial Statements for the three and nine month periods ended September 30, 2000 as a result of two separate investigations conducted by the Audit Committee of the Board of Directors. These investigations involved previously disclosed issues in our Mexico operations and a review of our accounting policies and procedures and the application thereof. This filing should be read in conjunction with Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The adjustments made to the Consolidated Financial Statements for the three months and nine months ended September 30, 2000 reflect the changes discussed in such amendment. All amounts included herein have been restated to reflect the changes as discussed in that report.

These adjustments relate primarily to imprudent and improper business practices in Mexico, acquisition contingencies associated with our acquisition of the remaining ownership interest in Xerox Limited from the Rank Group Plc, misapplications of GAAP under SFAS No. 13 "Accounting for Leases" and certain other items.

The following table presents the effects of the adjustments on pre-tax income
(loss):
                                    Three months ended        Nine months ended
                                    September 30, 2000       September 30, 2000

     Mexico                               $ 21                        $ 69
     Lease issues, net                      22                          72
     Other, net                            (82)                       (104)
                                          --------------------------------
        Total                             $(39)                       $ 37
                                          ================================

The following tables present the impact of the adjustments and restatements on a condensed basis:

                                                Previously        As
                                                 Reported      Restated

Statement of Operations:
Three months ended September 30, 2000

     Revenues                                   $  4,462       $  4,503
     Costs and expenses                         $  4,658       $  4,738
     Net loss before extraordinary gain
      and cumulative effect of change in
      accounting principle                      $   (167)      $   (191)
     Basic loss per share                       $  (0.26)      $  (0.30)
     Diluted loss per share                     $  (0.26)      $  (0.30)

                                                Previously       As
                                                 Reported      Restated
Statement of Operations:
Nine months ended September 30, 2000

     Revenues                                   $ 13,581       $ 13,820
     Costs and expenses                         $ 13,966       $ 14,168
     Net loss before extraordinary gain
      and cumulative effect of change in
      accounting principle                      $   (265)      $   (237)
     Basic loss per share                       $  (0.44)      $  (0.39)
     Diluted loss per share                     $  (0.44)      $  (0.39)

3.  Inventories:

Inventories consist of the following:

                                        September 30,     December 31,
                                             2001             2000

Finished products                        $  1,038         $  1,439
Work in process                               112              147
Raw materials and supplies                    391              346
                                         -------------------------
    Total                                $  1,541         $  1,932
                                         =========================

4.  Restructurings and Turnaround Program:

March 2000 Restructuring. In March 2000, we announced details of a worldwide restructuring program. In connection with this program, we recorded a pre-tax provision of $596 ($423 after taxes, including our $18 share of a restructuring provision recorded by Fuji Xerox, an unconsolidated affiliate). The $596 pre-tax charge included severance costs related to the elimination of 5,200 positions worldwide. Approximately 65 percent of the positions eliminated were in the U.S., 20 percent were in Europe, and the remainder were predominantly in Latin America. The employment reductions primarily affected employees in manufacturing, logistics, customer service and back office support functions. For facility fixed assets classified as assets to be disposed of, the impairment loss recognized is based on the fair value less cost to sell, with fair value based on estimates of existing market prices for similar assets. The inventory charges relate primarily to the consolidation of distribution centers and warehouses and the exit from certain product lines.

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

Weakening business conditions and operating results during 2000 required a re-evaluation of the initiatives announced in March 2000. Accordingly, during the fourth quarter of 2000, and in connection with the Turnaround Program discussed below, $71 of the original $596 provision was reversed, $59 related to severance costs for 1,000 positions and $12 related to lease cancellation and other costs. The reversals primarily relate to delays in the consolidation and outsourcing of certain of our warehousing and logistics operations and the cancellation of certain European initiatives no longer necessary as a result of higher than expected attrition.

During the first nine months of 2001 we recorded a net reversal to the March 2000 restructuring reserve of $14. This included the reversal of approximately $53 of previously recorded charges and additional charges of approximately $39. These reversals relate to adjustments to the originally recorded reserves based on management's most recent estimate of the costs to fund previously announced actions. Cash charges against the reserve for the first nine months were $161. Other reductions to the reserve, including currency, were $19. The cash charges were primarily for severance and related costs. The March 2000 restructuring reserve balance at September 30, 2001 is $15. The remaining reserve is primarily related to committed severance costs for actions that are substantially complete.

During the third quarter of 2001, we also reversed $8 related to our April 1998 restructuring program based on management's most recent estimate of the costs to fund previously announced actions. Cash charges against the reserve for the first nine months were $49. Other reductions to the reserve, including currency, were $18. The April 1998 restructuring reserve balance at September 30, 2001 is $24. The remaining balance will be utilized as severance and remaining lease payments are made.

Turnaround Program. During 2000, the significant business challenges that we began to experience in the second half of 1999 continued to adversely affect our financial performance. These challenges included: the ineffective execution of a major sales force realignment, the ineffective consolidation of our U.S. customer administrative centers, increased competition and adverse economic conditions.

These operational challenges, exacerbated by significant technology and acquisition investments, led to a net loss in 2000, credit rating agency downgrades, limited access to capital markets and marketplace concerns regarding our liquidity. In response to these challenges, in October 2000, we announced a Turnaround Program that includes a wide-ranging plan to sell assets, cut costs and strengthen core operations. Additionally, we are in substantive negotiations to provide financing for customers using third parties.

In December 2000, we sold our operations in China to Fuji Xerox for $550 and in March 2001 we sold half of our ownership interest in Fuji Xerox Co., Ltd. (Fuji Xerox) to Fuji Photo Film Co, Ltd. (Fujifilm) for $1,283. In April 2001, we sold our leasing business in four Nordic countries to Resonia Leasing AB for cash proceeds of $352 (See Note 11). In July we completed the offering of floating rate asset backed notes supported by U.S. finance receivables for proceeds of $480 net of $3 paid in expenses and fees. As part of our plan to transition customer equipment financing to third parties, in September we announced a framework agreement with GE Capital under which, GE Capital's Vendor Financial Services Group will become the primary equipment financing provider for Xerox customers in the United States. We also agreed to the principal terms of a financing agreement under which we will receive approximately $1 billion from GE Capital, secured by portions of Xerox's U.S. finance receivables. Both agreements are subject to the completion of definitive agreements and the satisfactory completion of due diligence. (Refer to Note 14 - Subsequent Events for a discussion of our agreement with Flextronics.)

In 2000, we provided $105 for the Turnaround Program, $71 for severance and related costs and $34 for asset impairments associated with the disposition of a non-core business. During the first nine months of 2001 we provided an additional $220, $192 for severance and related costs and $28 for asset impairments. The severance and related costs are related to the elimination of approximately 3,400 positions worldwide reflecting continued streamlining of existing work processes, elimination of redundant resources and the consolidation of activities into other existing operations. The asset impairments related primarily to manufacturing operations. Cash charges against the reserve for the first nine months were $126. Other reductions to the reserve, including currency, were $1. The cash charges were primarily for severance and related costs. The reserve balance at September 30, 2001 was $127.

SOHO Disengagement. In June 2001, the Company approved the disengagement from our worldwide SOHO business. In connection with exiting this business, we recorded a second-quarter pretax charge of $274 ($196 after taxes). The charge included provisions for the elimination of approximately 1,200 jobs worldwide by the end of 2001, the closing of facilities and the write-down of certain assets to net realizable value. In the 2001 third quarter we reduced the original $274 provision by a net $12 as a result of changes in estimates for employee termination and de-commitment costs. This included the reversal of approximately $19 of previously recorded charges and additional charges of approximately $7. The year to date $262 pretax charge for the SOHO disengagement consists of $30 in employee termination costs, $144 of asset impairments, $29 in inventory charges, $24 in purchase commitments, $16 in decommitment costs and $19 in other miscellaneous charges. Charges against the SOHO disengagement reserve were $180 for asset impairments and $32 for severance and related costs. The reserve balance at September 30, 2001 was $49.

5.  Common Shareholders' Equity:

Common shareholders' equity consists of:

                                        September 30,     December 31,
                                             2001             2000

Common stock                             $    719         $    670
Additional paid-in-capital                  1,861            1,556
Retained earnings                           3,105            3,441
Accumulated other comprehensive
  loss (1)                                 (2,611)          (2,174)
                                         -------------------------
Total                                    $  3,074         $  3,493
                                         =========================

(1) Accumulated other comprehensive loss at September 30, 2001 is comprised of cumulative translation of $2,550, minimum pension liability of $28, unrealized losses on marketable securities of $15, and mark to market losses on cash flow hedges of $18.

In January 2001, 0.8 million put options with a strike price of $40.56 per share were net cash settled for $28. Funds for this net cash settlement were obtained by selling 5.9 million unregistered shares of our common stock for proceeds of $28.

Comprehensive loss for the three months and nine months ended September 30, 2001 and 2000 is as follows:

                                  Three months ended      Nine months ended
                                      September 30,          September 30,
                                     2001      2000         2001      2000

Net loss                         $   (211)  $  (191)     $  (289)  $  (237)
Translation adjustments               (45)     (108)        (411)     (242)
Unrealized gains (losses)on
  marketable securities                 -         -           (9)       14
Cash flow hedge adjustments             1         -          (18)        -
                                 ------------------------------------------
Comprehensive loss               $   (255)  $  (299)     $  (727)  $  (465)
                                 ==========================================

6.  Interest expense and income:

Interest expense totaled $131 and $265 for the three months ended September 30, 2001 and 2000, respectively, and $683 and $739 for the nine months ended September 30, 2001 and 2000, respectively. Interest income totaled $211 and $236 for the three months ended September 30, 2001 and 2000, respectively, and $688 and $711 for the nine months ended September 30, 2001 and 2000, respectively.

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

The Small Office/Home Office (SOHO) segment includes inkjet printers and personal copiers sold through indirect channels in North America and Europe to small offices, home offices and personal users (consumers). As more fully discussed in Note 4, in June 2001 the Company approved the disengagement from the worldwide SOHO business.

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


Operating segment profit/(loss) information for the three months ended September 30, 2001 and 2000 is as follows:

                                                  Developing
                       Production  Office  SOHO    Markets    Other      Total
2001
Revenues from external
   customers           $ 1,377   $ 1,626 $  109   $   417   $   373    $ 3,902
Intercompany revenues        -        (8)     -         -         8          -
                       -------------------------------------------------------
Total segment revenues $ 1,377   $ 1,618 $  109   $   417   $   381    $ 3,902
                       =======================================================
Segment profit/
  (loss)               $    45   $   124 $  (49)  $   (76)  $  (249)   $  (205)
                       =======================================================
2000
Revenues from external
   customers           $ 1,494   $ 1,713 $  140   $   635   $   521    $ 4,503
Intercompany revenues        -        (4)     1         -         3          -
                       -------------------------------------------------------
Total segment revenues $ 1,494   $ 1,709 $  141   $   635   $   524    $ 4,503
                       =======================================================
Segment profit/
  (loss)               $    29   $    (1)$  (79)  $   (37)  $  (137)   $  (225)
                       =======================================================

Operating segment profit/(loss) information for the nine months ended September 30, 2001 and 2000 is as follows:

                                                  Developing
                       Production  Office  SOHO    Markets    Other      Total
2001
Revenues from external
   customers           $ 4,277   $ 5,051 $  326   $ 1,314   $ 1,273    $12,241
Intercompany revenues        -       (15)    (2)        -        17          -
                       -------------------------------------------------------
Total segment revenues $ 4,277   $ 5,036 $  324   $ 1,314   $ 1,290    $12,241
                       =======================================================
Segment profit/
  (loss)(1)            $   309   $   354 $ (208)  $  (279)  $  (590)   $  (414)
                       =======================================================
2000
Revenues from external
   customers           $ 4,622   $ 5,244 $  439   $ 1,877   $ 1,638    $13,820
Intercompany revenues        -       (11)     1         -        10          -
                       -------------------------------------------------------
Total segment revenues $ 4,622   $ 5,233 $  440   $ 1,877   $ 1,648    $13,820
                       =======================================================
Segment profit/
  (loss)(1)            $   525   $   183 $ (183)  $    42   $  (216)   $   351
                       =======================================================

(1) The following is a reconciliation of segment profit/(loss) to total Company Income (Loss) before Income Taxes (Benefits), Equity Income (Loss), Minorities' Interest, Extraordinary Gain and Cumulative Effect of Change in Accounting Principle:
                                           Three months        Nine months
                                        ended September 30,  ended September 30,
                                           2001      2000       2001     2000

Total segment profit (loss)           $ (205)  $  (225)    $ (414)  $  351
Restructuring:
  Inventory charges                       (5)        -        (29)     (90)
  Restructuring charge and asset
    impairments                          (39)        -       (431)    (504)
Gain on sale of half of ownership
    interest in Fuji Xerox                 -         -        769        -
Purchased in-process R&D                   -         -          -      (27)
Equity in net income of unconsolidated
    affiliates                             1       (10)       (32)     (78)*
                                         ----------------------------------
Income (Loss) before Income Taxes
  (Benefits),Equity Income (Loss),
  Minorities' Interests, Extraordinary
  Gain and Cumulative Effect of
  Change in Accounting Principle      $ (248)   $ (235)    $ (137)  $ (348)
                                        ===================================
* Excludes $18 associated with our share of Fuji Xerox after-tax restructuring expenses.

8.  Receivables - Financing transactions:

In January 2001, we transferred $898 of finance receivables to a special purpose entity for cash proceeds of $435, received from an affiliate of General Electric Capital Corporation (GE Capital), and a retained interest of $463. The proceeds were accounted for as a secured borrowing. At September 30, 2001 the balance of receivables transferred was $624 and is included in Finance receivables, net in the Consolidated Balance Sheets. The remaining secured borrowing balance of $168 is included in Debt. The total proceeds of $435 are included in the Net Change in debt in the Consolidated Statements of Cash Flows. The borrowing will be repaid over 18 months and bears interest at the rate of 8.98 percent.

In July 2001, we completed the offering of $513 of floating rate asset backed notes and received cash proceeds of $480 million net of $3 million paid in expenses and fees. The remaining cash proceeds of approximately $30 will be held in reserve over the term of the asset backed notes. As part of the transaction we sold approximately $639 of domestic finance receivables to a qualified special purpose entity in which we have a retained interest of approximately $159, including the cash proceeds held in reserve. The transaction was accounted for as a sale of finance receivables at approximately book value.

In September 2001 Xerox and GE Capital announced a framework agreement for GE Capital's Vendor Financial Services Unit to become the primary equipment financing provider for Xerox customers in the United States. The two companies also agreed to the principal terms of a financing arrangement under which Xerox will receive from GE Capital approximately $1 billion secured by portions of Xerox's finance receivables in the United States. As part of this transaction, Xerox will transition nearly all of its U.S. customer administration operations into a co-managed joint venture with GE Capital Vendor Financial Services. It is anticipated that Xerox employees who work in Xerox customer financing and administration offices will join the new joint venture on January 2, 2002. Their work, which includes order processing, credit approval, financing programs, billing and collections, is expected to continue in the current locations. The arrangements are subject to the negotiation of definitive agreements and satisfaction of closing conditions, including completion of due diligence.

Refer to Note 11 - Divestitures for a discussion of the sale of certain of our European leasing businesses.

9.  Accounting Changes - Accounting for Derivative Instruments:

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133) as of
January 1, 2001. SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

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

The adoption of SFAS 133 is expected to increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as more fully described in management's discussion of capital resources and liquidity, our ability to enter into new derivative contracts is severely constrained. The following is a summary of our FAS 133 activity during the first nine months of 2001:

Interest Rate/Cross Currency Swaps. We enter into several types of derivative agreements primarily to manage interest rate and currency exposures related to our indebtedness and to "match fund" our customer financing assets. We attempt to manage our exposures in total on an economic basis, considering our total portfolio of indebtedness, which includes fixed rate, variable rate and foreign currency borrowings with varying terms. Accordingly, while all of our derivative instruments are intended to economically hedge currency and interest rate risk, differences between the contract terms of our derivatives and the underlying related debt preclude hedge accounting in accordance with SFAS No. 133. This results in mark-to-market valuation of these derivatives directly through earnings which leads to increased earnings volatility.

During the third quarter we recorded a net gain of $46 from the mark-to-market valuation of our interest rate derivatives primarily as a result of lower interest rates during the period. Previous quarter mark-to-market valuations were not material, however, the mark-to-market valuation of certain cross currency interest rate swap agreements did result in a net gain of $14. This gain is net of the remeasurement of the underlying foreign currency debt and is included in Other, net.

Since May 2001, we designated certain cross currency interest rate swaps associated with 65 billion in Yen borrowings as fair value type hedges and accordingly accounted for them on a prospective basis. These borrowings have an underlying Yen fixed interest rate, which the swaps convert to a US dollar variable based rate. The net ineffective portion of these fair value hedges recorded in third quarter and year to date earnings was not material.

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

We also utilize currency derivatives to hedge anticipated transactions, primarily forecasted purchases of foreign-sourced inventory and lease payments. These contracts are accounted for as cash flow hedges, and changes in their value are deferred in Accumulated Other Comprehensive Income (AOCI) until the anticipated transaction is recognized through earnings. During the third quarter and first nine months of 2001, the impacts of our cash flow hedges recorded through AOCI were not material.

Net Investment Hedges. We also utilize currency derivatives to hedge against the potentially adverse impacts of foreign currency fluctuations on certain of our investments in foreign entities. During the third quarter and first nine months of 2001, $(5) and $12, respectively, of net after-tax gains/(losses) related to hedges of our net investments in Xerox Brazil, Xerox Limited and Fuji Xerox were included in the cumulative translation adjustments account.

10.  Debt for Equity Exchanges:

We retired $340 of long-term debt through the exchange of 37.4 million shares of common stock valued at $283 in the first nine months of 2001. These retirements resulted in a pre-tax extraordinary gain of $59 ($36 after taxes) for a net equity increase of $319.

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

12.  Litigation:

On April 11, 1996, an action was commenced by Accuscan Corp. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered verdict in favor of Accuscan for $40. However, on September 14, 1998, the court granted the Company's motion for a new trial on damages. The trial ended on October 25, 1999 with a jury verdict of $10. The Company's motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the court. The Company appealed to the Court of Appeals for the Federal Circuit which found the patent not infringed, thereby terminating the lawsuit subject to an appeal which has been filed by Accuscan to the U.S. Supreme Court. The Company will file its opposition to the appeal.

On June 24, 1999, the Company was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of the Company's alleged disposal and/or release of hazardous substances into the soil, air and groundwater. On July 22, 1999, April 12, 2000, November 30, 2000, March 31, 2001 and May 24, 2001, respectively, five additional complaints were filed in the same court on behalf of an additional 79, 141, 76, 51, and 29 plaintiffs, respectively, with the same claims for damages as the June 1999 action. Four of the five additional cases have been served on the Company.

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

A consolidated securities law action entitled In re Xerox Corporation Securities Litigation is pending in the United States District Court for the District of Connecticut. Defendants are Registrant, Barry Romeril, Paul Allaire and G. Richard Thoman, former Chief Executive Officer, and purports to be a class action on behalf of the named plaintiffs and all other purchasers of Common Stock of the Company during the period between October 22, 1998 through October 7, 1999 (Class Period). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (34 Act), and Securities and Exchange Commission Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company's Common Stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company's Common Stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held Common Stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase Common Stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants' alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants' motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. The named individual defendants and the Company deny any wrongdoing and intend to vigorously defend the action.

A consolidated putative shareholder derivative action entitled In re Xerox Derivative Actions is pending in the Supreme Court of the State of New York, County of New York against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, as well as the Company, as a nominal defendant. Previously, two separate derivative actions had been filed in that court and another had been pending in the United States District Court for the District of Connecticut. Defendants filed a motion to dismiss in one of the New York actions. Subsequently, the parties to the federal action in Connecticut agreed to dismiss that action without prejudice in favor of the earlier-filed New York action. The parties also agreed, subject to court approval, to seek consolidation of the New York actions and a withdrawal, without prejudice, of the motion to dismiss. On May 10, 2001 the court entered an order which, among other things, approved that agreement. On or about October 16, 2001 the plaintiffs in the two prior New York actions and the federal action in Connecticut, along with one additional plaintiff filed an amended consolidated complaint. The amended complaint alleges that each of the individual defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company's Mexican and other operations which allegedly caused serious harm to the Company; failing to have in place sufficient controls and procedures to monitor the Company's accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The amended complaint further alleges that each of the individual defendants breached their duties of due care and diligence in the management and administration of the Company's affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. Further, the plaintiffs allege that the defendant members of the Audit Committee failed to adequately inform themselves about the Company's accounting practices and breached their fiduciary duties. On behalf of the Company, the plaintiffs seek a judgment that the individual defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders, unspecified compensatory damages against the individual defendants, punitive damages, costs, and reasonable attorneys' and experts' fees. On August 2, 2001 the Commonwealth Court of Pennsylvania issued an order which, among other things, purported to stay, for a period of 180 days from August 2, 2001, certain actions pending against insured parties of Reliance Insurance Company, including this derivative litigation. On October 3, 2001 that court issued an order which, among other things, purports to supersede its previous order and stays, for a period of 90 days from October 3, 2001, all proceedings in which Reliance is obligated to defend a party. This litigation does not fall within that category. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Twelve purported class actions had been pending in the United States District Court for the District of Connecticut against Registrant, KPMG LLP (KPMG), and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy and Barry D. Romeril. A court order consolidated these twelve actions and established a procedure for consolidating any subsequently filed related actions. The consolidated action purports to be a class action on behalf of the named plaintiffs and all purchasers of securities of, and bonds issued by, Registrant during the period between February 15, 1998 through February 6, 2001 (Class). Among other things, the consolidated complaint generally alleges that each of the Company, KPMG, the individuals and additional defendants Philip Fishbach and Gregory Tayler violated Sections 10(b) and/or 20(a) of the 34 Act and Securities and Exchange Commission Rule 10b-5 thereunder, by participating in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company's Common Stock by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company's Mexican operations and other matters relating to the Company's financial condition beyond the Company's Mexican operations. The amended complaint generally alleges that this scheme deceived the investing public regarding the true state of the Company's financial condition and caused the named plaintiff and other members of the alleged Class to purchase the Company's Common Stock and Bonds at artificially inflated prices. The amended complaint seeks unspecified compensatory damages in favor of the named plaintiff and the other members of the alleged Class against the Company, KPMG and the individual defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. Following the entry of the order of consolidation, several (nine) additional related class action complaints were filed in the same Court. In each of these cases, the plaintiffs defined a class consisting of persons who purchased the Common Stock of the Company during the period February 15, 1998 through and including February 6, 2001. Some of these plaintiffs filed objections to the consolidation order, challenging the appointment of lead plaintiffs and lead and liaison counsel and have separately moved for the appointment of lead plaintiff and lead counsel. The court has not rendered a decision with regard to the objections or motion. On August 2, 2001 the Commonwealth Court of Pennsylvania issued an order which, among other things, purported to stay, for a period of 180 days from August 2, 2001, certain actions pending against insured parties of Reliance Insurance Company, including this consolidated securities law action. On October 3, 2001 that court issued an order which, among other things, purports to supersede its previous order and stays, for a period of 90 days from October 3, 2001, all proceedings in which Reliance is obligated to defend a party. This litigation does not fall within that category. The individual defendants and the Company deny any wrongdoing alleged in the complaints and intend to vigorously defend the actions.

A lawsuit has been instituted in the Superior Court, Judicial District of Stamford/Norwalk, Connecticut, by James F. Bingham, a former employee of the Company, against the Company, Barry D. Romeril, Eunice M. Filter and Paul Allaire. The complaint alleges that the plaintiff was wrongfully terminated in violation of public policy because he attempted to disclose to senior management and to remedy alleged accounting fraud and reporting irregularities. The plaintiff further claims that the Company and the individual defendants violated the Company's policies/commitments to refrain from retaliating against employees who report ethics issues. The plaintiff also asserts claims of defamation and tortious interference with a contract. He seeks: (a) unspecified compensatory damages in excess of $15 thousand, (b) punitive damages, and (c) the cost of bringing the action and other relief as deemed appropriate by the court. The individuals and the Company deny any wrongdoing and intend to vigorously defend the action.

A putative shareholder derivative action is pending in the Supreme Court of the State of New York, Monroe County against certain current and former members of the Board of Directors, namely G. Richard Thoman, Paul A. Allaire, B. R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan Jr., Yotaro Kobayashi, Ralph S. Larsen, Hilmar Kopper, John D. Macomber, George J. Mitchell, N. J. Nicholas, Jr., John E. Pepper, Patricia L. Russo, Martha R. Seger and Thomas C. Theobald (collectively, the "Individual Defendants"), and the Company, as a nominal defendant. Plaintiff claims the Individual Defendants breached their fiduciary duties of care and loyalty to the Company and engaged in gross mismanagement by allegedly awarding former CEO, G. Richard Thoman, compensation including elements that were unrelated in any reasonable way to his tenure with the Company, his job performance, or the Company's financial performance. The complaint further specifically alleges that the Individual Defendants failed to exercise business judgment in granting Thoman lifetime compensation, a special bonus award, termination payments, early vesting of stock compensation, and certain transportation perquisites, all of which allegedly constituted gross, wanton and reckless waste of corporate assets of the Company and its shareholders. Plaintiff claims that the Company has suffered damages and seeks judgment against the Individual Defendants in an amount equal to the sum of the special bonus, the present value of the $800 thousand per year lifetime compensation, the valuation of all options unexercised upon termination, the cost of transportation to and from France, and/or an amount equal to costs already incurred under the various compensation programs, cancellation of unpaid balances of these obligations, and/or cancellation of unexercised options and other deferred compensation at the time of his resignation, plus the cost and expenses of the litigation, including reasonable attorneys', accountants' and experts' fees and other costs and disbursements. On May 31, 2001 defendants filed a motion to dismiss the complaint. The motion is pending. The Individual Defendants deny the wrongdoing alleged in the complaint and intend to vigorously defend the action.

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

In 2000, the Company was advised that the Division of Enforcement of the Securities and Exchange Commission (SEC) had entered an order of a formal, non-public investigation into our accounting and financial reporting practices.
The investigation initially focused on accounting and financial reporting practices in Mexico. Subsequent SEC inquiries have included certain of our accounting policies and procedures and the application thereof referred to in
Note 2. We are cooperating fully with the SEC. Among ongoing SEC matters, the Company is also engaged in a review with the SEC's Division of Corporation Finance and its Office of the Chief Accountant concerning the Company's method of accounting for sales-type leases under the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 13 ("SFAS No. 13").
The review concerns whether the Company's method of applying SFAS No. 13 results in an appropriate allocation of revenue among the various elements of its sales-type leases; equipment, financing, service and supplies. The Company believes both the methodology and the financial results it reports are in accordance with SFAS No. 13 and GAAP. The Company cannot predict when the SEC will conclude either its investigation or its review or the outcome or impact of either.

On June 19, 2001, an action was commenced by Pitney Bowes in the United States District Court for the District of Connecticut against the Company seeking unspecified damages for infringement of a patent of Pitney Bowes which expired on May 31, 2000. Plaintiff claims that two printers containing image enhancement functions infringe the patent and seeks damages in an unspecified amount for sales between June 1995 and May 2000. The Company filed their answer and counter claims on October 1, 2001. The Company denies any wrongdoing and intends to vigorously defend the action.

At this time we do not expect these matters to have a material adverse effect on our current financial position. However, these matters could have a material adverse effect on our future results of operations and cash flows.

13.  New Accounting Pronouncements:

In June of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. The Company has not historically engaged in transactions that qualify for using the pooling of interest method and therefore, this aspect of the new rules will not have an impact on the Company's financial results. SFAS No. 141 also changes the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 starting on July 1, 2001.

In June of 2001, the Financial Accounting Standards Board issued Statement No.
142 "Goodwill and Other Intangible Assets" (SFAS No. 142).   The statement
addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization. However, goodwill will be tested at least annually for impairment in lieu of amortization. The Company recognized goodwill amortization expense of $14 and $44 in the third quarter and first nine months of 2001, respectively. The statement also requires the Company to perform transitional impairment tests on existing acquired goodwill and other intangible assets and evaluate those assets for proper classification. The Company is currently evaluating the impacts of this new standard on our financial statements. The Company will adopt this standard, as required, on January 1, 2002.

In June of 2001, The Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. In August 2001, The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement primarily supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management believes that adoption of both Statements will not have a material effect on the financial position or results of operations of the Company.
The Company will adopt the Statements, as required on January 1, 2003 and January 1, 2002, respectively.

14.  Subsequent Events:

In October 2001, we announced a manufacturing agreement with Flextronics, a $12 billion global electronics manufacturing services company. The agreement includes a five-year supply contract for Flextronics to manufacture certain office equipment and components, payment of approximately $220 million to Xerox for inventory, property and equipment at a modest premium over book value, and the assumption of certain liabilities. The premium will be amortized over the life of the five-year supply contract. The actual cash proceeds will vary, based upon the actual net asset levels at the time of the closings. As a result of these actions, we expect to incur restructuring charges in the fourth quarter of 2001. Additional information on the agreement with Flextronics is included in the accompanying Management's Discussion and Analysis on pages 30-31.

In October 2001, S&P reduced its rating of our senior debt to below investment grade. Additional information related to the downgrade is included in the accompanying Management's Discussion and Analysis on page 35.

As more fully discussed on page 36 in the accompanying Management's Discussion and Analysis, a European affiliate of Xerox Corporation repaid its 125 million GBP 8-3/4 percent Guaranteed Bonds on October 4, 2001 at 103% of par including accrued interest.


Item 2                   Xerox Corporation
             Management's Discussion and Analysis of
           Results of Operations and Financial Condition

Results of Operations

Summary

As discussed in Note 2 to the Consolidated Financial Statements, we have restated our 1999 and 1998 financial statements. This restatement has also impacted the quarterly and year to date financial information previously presented for the period ended September 30, 2000. All dollar and per share amounts and financial ratios have been revised, as appropriate, for the effects of the restatement.

Total third quarter 2001 revenues of $3.9 billion declined 13 percent (12 percent pre-currency) from $4.5 billion in the 2000 third quarter. This decline was driven by increased competitive pressure and continued weakness in the
economy exacerbated by the events of September 11.   While revenue in North
America and Europe declined, both regions showed significant year-over-year profitability improvements led by North America. Developing Markets Operations third quarter 2001 revenues were 34 percent below the 2000 third quarter as we reconfigure our Latin American Operations to a new business approach prioritizing liquidity and profitable revenue rather than market share.

Total revenues in the first nine months of 2001 of $12.2 billion declined 11 percent (10 percent pre-currency) from $13.8 billion in the first nine months of 2000. Year to date pre-currency revenue declines of 2 percent in North America and 5 percent in Europe were the result of a weak economic environment and competition partly offset by stabilization of the U.S. direct sales force.

Including additional net after-tax restructuring provisions of $37 million associated with the company's previously announced Turnaround Program and disengagement from our worldwide small office / home office (SOHO) business and a $1 million after tax gain on early retirement of debt, the third quarter 2001 net loss was $211 million. Excluding these items, the third quarter 2001 after tax loss was $175 million. In the 2001 third quarter, we incurred a $37 million loss in our worldwide SOHO operations. The 2001 third quarter loss reflected the revenue decline, but our operating margin stabilized together with an improvement in the gross margin.

The 2001 year to date net loss was $289 million compared to a net loss of $237 million in the first nine months 2000. 2001 special items included the following after-tax charges - $190 million associated with the Company's disengagement from the SOHO business, $139 million related to the Company's previously announced Turnaround Program, and a $2 million loss from the implementation of SFAS 133. Special items also included the following after-tax gains - $300 million related to the March 2001 sale of half of our investment in Fuji Xerox Co., Ltd. (Fuji Xerox) to Fuji Photo Film Co. Ltd. (Fujifilm), and $36 million associated with the early retirement of debt. 2000 special items include a $423 million after tax restructuring provision and a $16 million after tax in-process research and development charge associated with the January 1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division (CPID).

Excluding all special items, the year to date 2001 net loss was $294 million compared with net income of $202 million in the first nine months of 2000.

Our loss per share was $0.29 in the 2001 third quarter. Excluding the $0.05 restructuring provision, the third quarter 2001 loss per share was $0.24 compared with $0.30 loss per share in the 2000 third quarter.

Including the $0.27 SOHO disengagement charge, $0.20 restructuring provision, $0.43 gain on the sale of Fuji Xerox, and $0.05 gain from the early retirement of debt, the year to date 2001 loss per share was $0.43. The year to date 2000 loss per share was $0.39 including charges of $0.66 for restructuring and acquired CPID in-process R&D. Excluding all special items, the 2001 year to date loss per share was $0.44 compared with $0.27 earnings per share in the first nine months of 2000.

In the ordinary course of business, management makes many estimates in the accounting for items that affect our reported results of operations and financial position. The following table summarizes the more significant of these estimates, and the changes therein, and their impacts on pre-tax income
(loss):
                                          Three months         Nine months
                                       ended September 30,  ended September 30,
                                          2001    2000         2001    2000
Impact on pre-tax
   income (loss):
 Provisions for doubtful accounts        $(186)  $(172)       $(401)  $(417)
 Provisions for obsolete and excess
   inventory                               (46)    (36)        (108)    (70)
 Revenue allocations                       (21)     18          (37)     50
 Finance discount rates                     (8)      -          (25)     22

The significant preceding items are analyzed as appropriate in succeeding sections of this Management's Discussion and Analysis of Operations and Financial Condition and/or the accompanying Notes to Consolidated Financial Statements.

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

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 2 percent stronger in the 2001 third quarter than in the 2000 third quarter.
As a result, currency translation had an unfavorable impact of approximately one percentage point on revenue growth.

Segment Analysis

Revenues and year-over-year revenue growth rates by segment are as follows (Dollars are in billions):

                                                                     Q3 2001
                                                                 Post Currency
                   2000        Pre-Currency Revenue Growth
                   Full
                   Year          2000                2001
                 Revenues  Q1  Q2  Q3   Q4   FY   Q1   Q2   Q3  Revenues Growth
Total Revenues    $18.7     8%  -% (2)% (9)% (1)% (5)%(12)%(12)%  $3.9    (13)%
Production          6.3     1  (2) (8) (12)  (6)  (2)  (8)  (7)    1.4     (8)
Office              7.1     4   5   4   (3)   2    3   (5)  (4)    1.6     (5)
SOHO                0.6    35  (3) (2)   1    6  (24) (30) (22)    0.1    (23)
DMO                 2.5    36   4  (3) (21)   -  (21) (31) (33)    0.4    (34)
Other               2.2     7  (9) (1)  (4)  (2) (16) (17) (26)    0.4    (27)

Memo: Color         2.9    64  60  74   54   62   17    1   (4)    0.7     (6)


                                        YTD 2001
                                                Revenue Growth
                                            Pre               Post
                            Revenues      Currency          Currency
     Total Revenues          $12.2          (10)%             (11)%
     Production                4.3           (6)               (8)
     Office                    5.0           (2)               (4)
     SOHO                      0.3          (25)              (26)
     DMO                       1.3          (29)              (30)
     Other                     1.3          (20)              (22)

Memo: Color                    2.1            4                 2

2000 pre-currency revenue growth includes the beneficial impact of the January 1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division.

Production revenues include DocuTech, Production Printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute sold predominantly through direct sales channels in North America and Europe. Third quarter 2001 revenues declined 8 percent (7 percent pre-currency). Third quarter 2001 pre-currency revenues declined 3 percent in North America and 7 percent in Europe from the 2000 third quarter. Monochrome production revenue declines reflect the downturn in the economy, competitive product introductions and continued movement to distributed printing and electronic substitutes. In addition, revenue was adversely impacted by reduced DocuTech sales to Fuji Xerox and unfavorable product mix reflecting installations of the recently introduced DocuTech 75 and DocuPrint 75. Post equipment install revenues continue to be adversely affected by reduced equipment placements in earlier quarters and lower print volumes. Production color revenues declined as the weaker economic environment impacted sales of color equipment and competitive product introductions continued. Revenues from the successful DocuColor 2000 series, which began shipments in June 2000, continued to grow reflecting increased equipment sales and recurring revenues. Reduced DocuColor 30/40 and mid-range installs combined with more aggressive pricing resulted in revenue declines. Production revenues represented 35 percent of third quarter 2001 revenues compared with 33 percent in the 2000 third quarter. Third quarter 2001 gross margin for the production segment improved from the 2000 third quarter as significant improvement in document outsourcing margins and improved service productivity were only partially offset by unfavorable mix.

Production revenues declined 8 percent (6 percent pre-currency) in the first nine months of 2001 from the first nine months of 2000 due to a weaker economic environment and continued movement to distributed printing and electronic substitutes. Good growth in production color revenues are not yet sufficient to offset monochrome declines.

Office revenues include our family of Document Centre digital multi-function products; light-lens copiers under 90 pages per minute; and our color laser, solid ink and monochrome laser desktop printers, digital copiers and facsimile products sold through direct and indirect sales channels in North America and Europe. Third quarter 2001 revenues declined 5 percent (4 percent pre-currency) from the third quarter 2000. Black and white revenues declined as equipment sales were impacted by the weaker economy, continued competitive pressures and light lens declines and our decision in Europe to reduce our participation in very aggressively priced competitive customer bids and tenders as we reorient our focus from market share to profitable revenue. Shipments of the Document Centre 490, the fastest in its class at 90 pages-per-minute began in North America in September. European launch is scheduled for the first quarter 2002. Strong office color revenue growth was driven by continued growth in the Document Centre ColorSeries 50 partially offset by office color printer equipment sales declines. The Document Centre ColorSeries 50 is the industry's first color-enabled digital multi-function product. Office revenues represented 41 percent of third quarter 2001 revenues compared with 38 percent in the 2000 third quarter. Third quarter 2001 gross margin for the office segment improved significantly from the 2000 third quarter primarily as a result of our reduced participation in very aggressively priced competitive bids and tenders, improving Document Centre margins facilitated by strong Document Centre 480 placements and initial Document Centre 490 placements, improved manufacturing and service productivity, favorable currency and significantly improved document outsourcing margins.

Office revenues declined 4 percent (2 percent pre-currency) in the first nine months of 2001 from the first nine months of 2000 as strong office color revenue growth was insufficient to offset black and white declines.

Small Office/Home Office (SOHO) revenues include inkjet printers and personal copiers sold through indirect channels in North America and Europe. On June 14, 2001 we announced our disengagement from the SOHO business. Third quarter and year to date 2001 SOHO revenues declined 23 percent (22 percent pre-currency) and 26 percent (25 percent pre-currency), respectively, from the 2000 periods and gross margin declined as we exit this business and reduce equipment inventory in a very difficult market environment. SOHO revenues represented 3 percent of third quarter and year to date revenues in both 2001 and 2000.

Developing Markets Operations (DMO) includes operations in Latin America, Russia, India, the Middle East and Africa. Third quarter 2001 revenue declined significantly in Brazil from the 2000 third quarter reflecting reduced equipment placements and the transition of its business model to maximize liquidity and profitable revenue rather than market share, compounded by an average 29 percent devaluation in the Brazilian Real. During the third quarter and first nine months of 2000 revenues in Brazil included structured transactions, as discussed below, of $30 million and $111 million, respectively; there were no similar arrangements in the 2001 third quarter and first nine months.

Revenue declined throughout the other Latin American countries due to weaker economies and our decision to focus on liquidity and profitable revenue rather than market share. DMO revenues represented 11 percent of third quarter 2001 revenues compared with 14 percent in the 2000 third quarter. DMO incurred a substantial pre-tax loss in the third quarter 2001. Gross margin declined in DMO as a result of lower equipment and service margins, currency devaluation not offset by price increases, weak mix and the absence of any structured transactions in Brazil.

DMO revenues decreased 30 percent (29 percent pre-currency) in the first nine months of 2001 from the first nine months of 2000 reflecting reduced equipment placements, an increased competitive environment, the lack of structured transactions in 2001, and lower prices as we focused on reducing inventory, compounded by a 21 percent devaluation in the Real.

Since 1985 the company, primarily in North America, has sold pools of equipment subject to operating leases to third party finance companies (the counter-party) and recorded these transactions as sales at the time the equipment is accepted by the counter-party. The various programs provided us with additional funding sources and/or enhanced credit positions. The counter-party accepts the risks of ownership of the equipment. Remanufacturing and remarketing of off-lease equipment belonging to the counter-party is performed by the company on a nondiscriminatory basis for a fee. North American transactions are structured to provide cash proceeds up front from the counter-party versus collection over time from the underlying customer lessees. There were $22 of sales of equipment subject to operating leases in North America in the third quarter and first nine months of 2000, none in the first nine months of 2001. The reduction of operating lease revenues as a result of prior year sales of equipment on operating leases was $9 million and $15 million in the third quarter of 2001 and 2000, respectively, and $30 million and $52 million in the first nine months of 2001 and 2000, respectively.

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

                                  Three months           Nine months
                                Ended September 30,   Ended September 30,
                                  2001    2000         2001     2000

Sales of equipment               $   -    $ 30        $   -   $  111
Reduced Operating Lease Revenue    (27)    (34)         (89)     (92)
                                 -----------------------------------
  Net revenue impact             $ (27)   $ (4)       $ (89)  $   19
                                 ===================================

Over time the number and value of the contracts will vary depending on the number of operating leases entered into in any given period, the willingness of third party financing institutions to accept the risks of ownership, and our consideration as to the desirability of entering into such arrangements. At this time, the Company does not expect to enter into any structured transactions for the remainder of 2001.

Key Ratios and Expenses

The trend in key ratios was as follows:

                            2000                     2001
                  Q1     Q2    Q3    Q4    FY     Q1    Q2      Q3     YTD

Gross Margin    39.1%* 40.4% 35.0% 35.1% 37.4%* 33.6% 35.8%** 36.1%** 35.2%**

SAG % Revenue   28.0   28.8  31.7  32.2  30.2   27.4  30.6    31.1    29.6

*Includes inventory charges associated with the 2000 restructuring. If excluded the gross margin would have been 41.1 percent and 37.9 percent, respectively.
**Includes inventory charges associated with the SOHO disengagement. If excluded the gross margin would have been 36.4 percent for second quarter, 36.2 percent for the third quarter and 35.4 percent for the first nine months of 2001.

The third quarter 2001 gross margin improved by 1.2 percentage points from the 2000 third quarter as improved manufacturing and service productivity and favorable currency were only partially offset by unfavorable mix. Weak performance in DMO reduced the gross margin by 0.7 percentage points. Excluding SOHO operations, the 2001 third quarter gross margin was 37.7 percent.

Including inventory charges associated with the SOHO disengagement, the gross margin was 35.2 percent for the first nine months of 2001, a decline of 3.0 percentage points from the first nine months of 2000 gross margin which includes inventory charges associated with the 2000 restructuring program. Excluding the 2001 SOHO inventory charges and the 2000 restructuring inventory charges, the gross margin for the first nine months of 2001 was 35.4 percent compared to 38.9 percent in the first nine months of 2000. Approximately two percentage points of the decline was due to weak activity in Developing Markets, primarily in Brazil, as well as lower lease residual values being recognized in 2001 versus the prior year, and the absence of the previously described structured transactions. In addition, improved asset management practices, lower activity levels and unfavorable mix adversely impacted gross margin.

Selling, administrative and general expenses (SAG) declined 15 percent (14 percent pre-currency) in the 2001 third quarter from the third quarter 2000. SAG declined 11 percent (10 percent pre-currency) in the first nine months of 2001 from the first nine months of 2000. SAG declines in both the third quarter and first nine months reflect continued benefits from our Turnaround Program including significantly lower labor costs and advertising and marketing communications spending. These reductions were partially offset by increased professional costs related to our regulatory filings and related matters and higher costs incurred by Developing Markets Operations in the renegotiation of customer contracts associated with implementation of their new business approach. Third quarter 2001 bad debt provisions of $186 million were $14 million higher than the 2000 third quarter despite an improvement in
Mexico.   Increased provisions in North America primarily associated with higher risk smaller customers in this weakened economic environment more than offset the significant 2000 third quarter provisions in Mexico. Bad debt provisions were $401 million and $417 million for the first nine months of 2001 and 2000, respectively. In the 2001 third quarter, SAG represented 31.1 percent of revenue compared with 31.7 percent of revenue in the 2000 third quarter. SAG represented 29.6 percent of revenue in the first nine months of 2001 compared with 29.5 percent of revenue in the first nine months of 2000.

Research and development (R&D) expense was $15 million and $5 million higher in the 2001 third quarter and first nine months, respectively, compared to the 2000 third quarter and first nine months due to increased iGen3 expenses. R&D spending was 7 percent and 6 percent of revenue in the 2001 third quarter and first nine months, respectively, as we continue to invest in technological development, particularly color, to maintain our position in the rapidly changing document processing market. Xerox R&D remains technologically competitive and is strategically coordinated with Fuji Xerox.

Worldwide employment declined by 2,300 and 8,900 in the 2001 third quarter and first nine months, respectively, to 83,300 primarily as a result of employees leaving the company under our restructuring programs. Excluding divestitures, worldwide employment has declined by 10,900 since implementation of our Turnaround Program in October 2000.

Other, net was $119 million in the 2001 third quarter compared to $115 million in the third quarter 2000. In the third quarter 2001 we incurred $54 million of net currency losses resulting from the remeasurement of unhedged foreign currency-denominated assets and liabilities. These currency exposures are unhedged in 2001 largely due to our restricted access to the derivatives markets. Also included in Other, net in the 2001 third quarter is $10 million of property losses related to the September 11 incident. In addition, the 2000 third quarter included approximately $30 million of non-recurring interest income related to an income tax refund receivable. Lower third quarter 2001 net non-financing interest expense of $94 million primarily reflects lower interest rates and lower debt levels as compared to the prior year, including net gains of $46 million from the mark-to-market of our remaining interest rate swaps required to be recorded as a result of applying SFAS 133 accounting rules. This was primarily driven by sharply lower variable rates in the quarter. Differences between the contract terms of our interest rate swaps and the underlying related debt preclude hedge accounting treatment in accordance with SFAS 133 which requires us to record the mark-to-market valuation of these
derivatives directly through earnings.   Due to the inherent volatility in the
interest and foreign currency markets, the company is unable to predict the amount of the above-noted remeasurement and mark-to-market gains or losses in future periods.

The year to date 2001 increase in Other, net of $96 million was primarily due to a $48 million increase in Brazilian indirect taxes, approximately $30 million of non-recurring interest income in 2000 related to an income tax refund receivable and gains in 2000 of $75 million associated with the sale of the North American commodity paper business and sales of other assets. These unfavorable items were offset by a decrease of $64 million in net non financing interest expense reflecting our lower net debt levels and lower interest rates.

During the fourth quarter of 2000 we announced a Turnaround Program in which we outlined a wide-ranging plan to sell assets, cut costs and strengthen our strategic core. We announced plans that were designed to reduce costs by at least $1.0 billion annually, the majority of which will affect 2001. As part of the cost cutting program, we continue to take additional charges for finalized initiatives under the Turnaround Program. As a result of these actions, in the third quarter of 2001 we provided an incremental $56 million to complete our open initiatives under the Turnaround plan. For the first nine months of 2001, we have provided a total of $220 million under this plan. We expect additional provisions will be required in 2001 as additional plans are finalized. The restructuring reserve balance at September 30, 2001 for both the Turnaround Program and the March 2000 program amounted to $142 million.

In connection with the disengagement from our SOHO business, we recorded a second-quarter pretax charge of $274 million ($196 million after taxes). The charge includes provisions for the elimination of approximately 1,200 jobs worldwide by the end of 2001, the closing of facilities and the write-down of certain assets to net realizable value. In the 2001 third quarter, changes in estimates for employee termination and decommitment costs reduced the original reserve by approximately $12 million. The year to date $262 million pretax charge for the SOHO disengagement consists of approximately $30 million in employee termination costs, $144 million of asset impairments, $29 million in inventory charges, $24 million in purchase commitments, $16 million in decommitment costs, and $19 million in other miscellaneous charges. The SOHO disengagement reserve balance at September 30, 2001 was $49 million.

Over the remainder of the fourth quarter we will discontinue our line of personal inkjet and xerographic printers, copiers, facsimile machines and multi-function devices which are sold primarily through retail channels to small offices, home offices and personal users (consumers). We intend to sell the remaining inventory through current channels. We will continue to provide service, support and supplies, including the manufacturing of such supplies, for customers who currently own SOHO products during a phase-down period to meet customer commitments.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities' Interests in Earnings of Subsidiaries

Our pre-tax loss was $(248) million in the 2001 third quarter including the restructuring provisions. Excluding these items, the pre-tax loss was $(204) million in the 2001 third quarter compared to a loss of $(235) million in the 2000 third quarter.

Including the effect of special items, pre-tax loss was $(137) million in the first nine months of 2001 compared to a $(348) million loss for the first nine months of 2000. Excluding special items, the pre-tax loss was $(455) million for the first nine months 2001 compared to pre-tax income of $273 million for the first nine months 2000. 2001 special items included a net charge of $262 million related to the SOHO disengagement, a $190 million net charge in connection with our existing restructuring programs and a gain of $769 million related to the sale of half our ownership in Fuji Xerox. In the first nine months of 2000, special items included a $594 million charge related to the 2000 restructuring program and a $27 million charge for acquired in-process research and development associated with the CPID acquisition.

The effective tax rate, including the net tax benefit related to additional restructuring provisions and an adjustment to the underlying tax rate on the 2001 first half loss was 22.6 percent in the 2001 third quarter. Excluding these items, the 2001 third quarter and year to date tax rates were
33.7 percent compared to 34.9 percent in the 2000 third quarter. This reduction in the tax rate is due primarily to continued losses in low-tax rate jurisdictions where losses could not be tax effected, offset by a favorable tax audit.

The third quarter change in the tax rate from 42.0 percent to 33.7 percent required a catch up adjustment to the previously recorded first half tax benefits. This catch-up adjustment reduced the tax benefit and increased the third quarter 2001 net loss by $21 million. A similar 2000 third quarter adjustment reduced that tax benefit and increased the 2000 net loss by $41 million.

Equity in net income of unconsolidated affiliates is principally our 25 percent share of Fuji Xerox income. Total equity in net income declined by $11 million and $29 million in the 2001 third quarter and first nine months, respectively, due primarily to our reduced ownership in Fuji Xerox. Our share of total Fuji Xerox net income of $4 million and $27 million in the 2001 third quarter and first nine months, respectively, decreased by $11 million and $39 million from the 2000 periods.

In the first nine months of 2001, we retired $340 million of debt through the exchange of 37.4 million shares of common stock valued at $283 million, resulting in pre-tax extraordinary gains of $59 million ($36 million after taxes) for a net equity increase of approximately $319 million.

In the 2001 second quarter, we sold our leasing businesses in four European countries to Resonia Leasing AB for proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries.

In July 2001, we completed the offering of $513 million of floating rate asset backed notes. In conjunction with this offering, we received cash proceeds of $480 million net of $3 million paid in expenses and fees. The remaining cash proceeds of approximately $30 million will be held in reserve over the term of the asset backed notes. As part of the transaction we sold approximately $639 million of domestic finance receivables to a qualified special purpose entity in which we have a retained interest of approximately $159 million, including the cash proceeds held in reserve. The transaction was accounted for as a sale of finance receivables at approximately book value.

In September 2001 Xerox and GE Capital announced a framework agreement for GE Capital's Vendor Financial Services Unit to become the primary equipment financing provider for Xerox customers in the United States. The two companies also agreed to the principal terms of a financing arrangement under which Xerox will receive from GE Capital approximately $1 billion secured by portions of Xerox's finance receivables in the United States.

As part of this transaction, Xerox will transition nearly all of its U.S. customer administration operations into a co-managed joint venture with GE Capital Vendor Financial Services. It is anticipated that Xerox employees who work in Xerox customer financing and administration offices will join the new joint venture on January 2, 2002. Their work, which includes order processing, credit approval, financing programs, billing and collections, is expected to continue in the current locations, ensuring further continuity for Xerox customers and employees. The arrangements are expected to close in the fourth quarter subject to the negotiation of definitive agreements and satisfaction of closing conditions, including completion of due diligence.

In October 2001, we announced a manufacturing agreement with Flextronics, a $12 billion global electronics manufacturing services company. The agreement includes a five-year supply contract for Flextronics to manufacture certain office equipment and components, payment of approximately $220 million to Xerox for inventory, property and equipment at a modest premium over book value, and the assumption of certain liabilities. The premium will be amortized over the life of the five-year supply contract. As a result of these actions, we expect to incur restructuring charges in the fourth quarter of 2001.

Flextronics will purchase four Xerox office products manufacturing operations including selected manufacturing assets and inventory. The approximately 3,650 current Xerox employees in these operations are expected to transfer to Flextronics. We will also stop production by the end of the second quarter 2002 at our printed circuit board factory in El Segundo, California, and our
customer replaceable unit plant in Utica, New York.    Flextronics will build
this work into its global network of manufacturing plants. In addition, we have begun consultations with European works councils regarding the sale of our office manufacturing operations in Venray, The Netherlands, and the transfer to Flextronics of some production work currently performed at our site in Mitcheldean, England. In total, the agreement with Flextronics represents approximately 50 percent of our overall manufacturing operations. The first sales are expected to close in the fourth quarter, beginning a one-year transition period for Flextronics to assume manufacturing of Xerox-designed office products and related components. The actual cash proceeds will vary, based upon the actual net asset levels at the time of the closings.

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as of January 1, 2001. Upon adoption of SFAS No. 133 we recorded a net cumulative after-tax loss of $2 million in the first quarter Income Statement and a net cumulative after-tax loss of $19 million in Accumulated Other Comprehensive Income. The adoption of SFAS No. 133 is expected to increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period.

Additional details regarding the effects of SFAS No. 133 on the quarter and year-to-date results are included in Note 9 of the "Notes to Consolidated Financial Statements".

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

See footnote No. 13 in the Notes to Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards.

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

At September 30, 2001, cash on hand was $2,427 million versus $1,741 million at December 31, 2000, and total debt was $16,076 million versus $18,097 million at December 31, 2000. Total debt net of cash on hand (Net Debt) decreased by $2,707 million in the first nine months of 2001 versus an increase of $2,168 million in the first nine months of 2000. As of September 30, 2001, Net Debt has decreased by $3,394 million since our Turnaround Program was initiated on September 30, 2000. The consolidated ratio of total debt to common and preferred equity was 4.4:1 as of both September 30, 2001 and December 31, 2000. This ratio reflects our decision, beginning in the fourth quarter of 2000, to accumulate cash to maintain financial flexibility, rather than continue our historical practice of using available excess cash to pay down debt. Had our cash balance at September 30, 2001 and December 31, 2000 been reduced to historical levels by paying off debt, the debt to equity ratio would have been approximately 3.7:1 and 4.0:1, respectively.

We historically managed the capital structures of our non-financing operations and our captive financing operations separately. We are in the process of exiting the customer equipment financing business, and we are no longer managing our liquidity on a financing / non-financing basis. Accordingly, we believe that a review of operating cash flow and earnings before interest, income taxes, depreciation, amortization and special items (EBITDA) provides the most meaningful understanding of our changes in cash and debt balances.

The following is a summary of EBITDA, operating and other cash flows for the nine months ended September 30, 2001 and 2000:

                                                      2001      2000
Net Loss                                           $  (289)   $ (237)
Income tax provision (benefit)                         209       (84)
Depreciation and amortization                          794       794
Restructuring charges                                  452       594
Interest expense                                       683       739
Gains on sales of businesses                          (754)      (63)
Other items                                             26       (26)
                                                     ----------------
    EBITDA                                           1,121     1,717
Less financing and interest income                    (689)     (711)
                                                     ----------------
    Adjusted EBITDA                                    432     1,006
Working capital and other changes                      496      (669)
On-Lease equipment spending                           (176)     (350)
Capital spending                                      (159)     (324)
Restructuring payments                                (368)     (222)
Interest Payments                                     (819)     (739)
                                                     ----------------
    Operating Cash Flow (Usage)*                      (594)   (1,298)
Financing Cash Flow                                  1,568       (65)
Debt borrowings (repayments), net                   (1,530)    2,619
Dividends and other non-operating items               (393)     (462)
Proceeds from sales of businesses                    1,635        90
Acquisitions                                             -      (856)
                                                    -----------------
    Net Change in Cash                              $  686    $   28
                                                    =================

* The primary difference between this amount and the Cash Flows from Operations reported in our Statements of Cash Flows, is the inclusion of Capital Spending in, and the exclusion of Financing Cash Flow from, the amount shown above.

Operating cash usage in the first nine months of 2001 decreased by approximately $700 million, to $(594) million, versus $(1,298) million usage in the prior year period. Excluding the effect of a $315 million accounts receivable securitization in the third quarter of 2000, operating cash flow improved by over $1 billion. The improvement was driven by significant reductions in working capital. Lower investments in on-lease equipment and capital spending only partially offset higher restructuring payments and the negative cash flow impacts of weak operating results on EBITDA. The working capital improvements stem largely from a significant reduction in inventories and lower tax payments in the first nine months of 2001 compared to the same period in 2000. The significant inventory reduction reflects management actions to improve inventory turns, and changes in the supply/demand and logistics processes. The decline in 2001 capital spending versus 2000 is due primarily to substantial completion of our Ireland projects as well as significant spending constraints. We expect full-year 2001 capital spending to be approximately 50 percent below 2000 levels. Investments in on-lease equipment reflect the growth in our document outsourcing business, which we expect will continue to grow in the remainder of 2001.

Cash restructuring payments of $368 million reflect continued progress with respect to our Turnaround Program. The status of the restructuring reserves is discussed in Note 4 to the Consolidated Financial Statements.

The increase in financing cash flow in 2001 includes the sale of asset-backed securities in July 2001 for net proceeds of $480 million. The remaining cash flow improvement reflects the lower equipment sales in the first nine months of 2001 versus the year-ago period, which resulted in a lower level of finance receivable originations.

Dividends and other non-operating items in the first nine months of 2001 totaled $(393) million, including a premium payment of $45 million to Ridge Reinsurance, a payment of $255 million related to our funding of trusts to replace Ridge Reinsurance letters of credit, and dividends of $93 million. The 2000 amount of $(462) million includes dividends of $441. The improvement in 2001 versus 2000 is due to our elimination of dividends which we announced in July 2001, offset by the Ridge Reinsurance trust funding requirement.

In the first nine months of 2001, we generated approximately $1.6 billion of cash from the sale of half our interest in Fuji Xerox and the sale of our leasing businesses in four European countries as discussed below. These asset sales, together with the significant improvements in operating and financing cash flows and the absence in 2001 of acquisitions, which used cash of $856 in the first nine months of 2000, funded debt repayments of $1.5 billion in 2001, versus incremental borrowings of $2.6 billion in 2000, and generated a net cash increase of $658 million.

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

During 2001 and 2000, the agencies that assign ratings to our debt downgraded the Company's debt several times. As of October 31, 2001, senior and short-term debt ratings by Moody's are Ba1 and Not Prime, respectively, and the outlook is negative; ratings by Fitch are BB and B, respectively, and the outlook is stable; and ratings by Standard and Poors (S&P) are BB and B, respectively, and the outlook is stable. Since October 2000, uncommitted bank lines of credit and the unsecured capital markets have been, and are expected to continue to be, largely unavailable to us. We expect this to result in higher borrowing costs going forward, and this may also result in Xerox Corporation having to increase its level of intercompany lending to affiliates. In addition, the Company does not expect to be able to access the capital markets in registered public offerings pending resolution of the review of the Company's accounting practices by the Securities and Exchange Commission referred to in Note 12 to the Consolidated Financial Statements.

As a result of the debt downgrades described above, in the fourth quarter 2000 we drew down the entire $7.0 billion available to us under our Revolving Credit Agreement (the "Revolver"), primarily to maintain financial flexibility and pay down debt obligations as they came due. We are in compliance with the covenants, terms and conditions in the Revolver, which matures on October 22, 2002. The only financial covenant in the Revolver requires us to maintain a minimum of $3.2 billion of Consolidated Tangible Net Worth, as defined ("CTNW").

At September 30, 2001, our CTNW was $182 million in excess of the minimum requirement, a decrease of approximately $330 million from the December 31, 2000 level. The decrease is due to operating and restructuring losses and unfavorable foreign currency translation during that period of time, offset partially by the favorable impacts of gains on asset sales and debt-for-equity exchanges described below. Further operating losses, restructuring costs and adverse currency translation adjustments would erode this excess, while operating income, gains on asset sales, favorable currency translation, and exchanges of debt for equity would increase this excess. We expect to be in continued compliance with the covenant.

The Company has recently initiated discussions with its agent banks to refinance a portion of the Revolver and extend its maturity beyond October 2002. Failure to successfully refinance and extend the maturity of the Revolver or a breach of the CTNW covenant could have a serious adverse effect on our liquidity.

In the first nine months of 2001, we retired $340 million of long-term debt through the exchange of 37.4 million shares of common stock of the Company, which increased CTNW by approximately $319 million. Since September 30, 2001 we have retired an additional $35 million of debt through the exchange of 3.8 million additional shares, which increased our CTNW by an estimated $32 million.

As of September 30, 2001, we had approximately $1.3 billion of debt obligations expected to be repaid during the remainder of 2001, and $9.0 billion maturing in 2002, as summarized below (in billions):

                               2001        2002

      First Quarter                        $0.3
      Second Quarter                        1.0
      Third Quarter                         0.1
      Fourth Quarter           $1.3         7.6*
                               ----------------
         Full Year             $1.3        $9.0
                               ================

* Includes $7.0 billion maturity under the Revolver

In 2000 we announced a global Turnaround Program which includes initiatives to sell certain assets, improve operations and liquidity, and reduce annual costs by at least $1 billion. As of September 30, 2001 we had made significant progress toward these objectives, which we believe will positively affect our capital resources and liquidity position when completed.

With respect to asset sale initiatives, in the fourth quarter of 2000 we sold our China operations to Fuji Xerox Co., Ltd. ("Fuji Xerox"), generating $550 million of cash and transferring $118 million of debt to Fuji Xerox. In March 2001, we sold half of our interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash. On October 2, 2001, we announced an agreement under which Flextronics, a Singapore company, will purchase certain assets and assume certain liabilities related to our office-segment manufacturing facilities in several locations around the world. We expect to receive cash proceeds of approximately $220 million in phases over the next year, including a significant portion in the fourth quarter 2001, as each of the applicable locations is sold. Under this agreement, Flextronics will manufacture certain of our office-segment equipment and components for a period of five years.

We have initiated discussions to implement third-party vendor financing programs which will significantly reduce our debt and finance receivables levels going forward. In addition, we are in discussions to consider selling portions of our existing finance receivables portfolios, and we continue to actively pursue alternative forms of financing including securitizations and secured borrowings. In connection with these initiatives, in January 2001, we received $435 million in financing from an affiliate of GE Capital, secured by our portfolio of lease receivables in the United Kingdom. In the second quarter of 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus retained interests in certain finance receivables for total proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries. In July 2001, we sold $513 million of floating-rate asset-backed notes for cash proceeds of $480 million net of $3 million of expenses and fees. An additional $30 million of proceeds will be held in reserve until the notes are repaid, which we currently estimate will occur in August 2003. As part of the transaction, we sold approximately $639 million of domestic finance receivables to a qualified special-purpose entity in which we have a retained interest of $159 million, which includes the $30 million cash reserve. The transaction was accounted for as a sale of finance receivables.

On September 11, 2001, we announced a Framework Agreement with GE Capital's Vendor Financial Services group, under which GE Capital will become the primary equipment-financing provider for our U.S. customers. We also announced an agreement under which we will receive a loan of approximately $1 billion from GE Capital, secured by certain of our lease receivables in the United States. We expect both of these agreements to be completed in the fourth quarter
2001.

On June 5, 2001, we had announced our receipt of a commitment letter from Bankers Trust Company, a subsidiary of Deutsche Bank, for a fully underwritten secured revolving borrowing facility of $500 million. As a result of the commencement of discussions to refinance the Revolver, as well as the progress we have made to-date on the global initiatives discussed above, we have allowed the Bankers Trust loan commitment to expire unutilized.

With $2.4 billion of cash on hand at September 30, 2001, we believe our liquidity is presently sufficient to meet current and anticipated needs going forward, subject to timely implementation and execution of the various global initiatives discussed above and our ability to successfully refinance a portion of the Revolver and extend its maturity beyond October, 2002. Should we be unable to successfully complete these initiatives or refinance and extend the maturity of the Revolver on a timely or satisfactory basis, we will need to obtain additional sources of funds through further operating improvements, financing from third parties, additional asset sales including sales or securitizations of our receivables portfolios, or a combination thereof. The adequacy of our continuing liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of these sources.

On December 1, 2000, Moody's reduced its rating of our senior debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding derivative agreements. On October 23, 2001, S&P reduced its rating of our senior debt to below investment grade, further constraining our ability to enter into new derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding out-of-the-money interest-rate and cross-currency interest-rate derivative agreements for a total of $148 million. To minimize the resulting interest and currency exposures, we replaced two of the terminated derivatives with a derivative contract involving a new counterparty. That contract will require us to collateralize any out-of-the-money positions going forward. Our remaining consolidated derivative portfolio at October 31, 2001, included $15 million of out-of-the-money contracts which are contractually subject to termination by the related counterparties. The fair market values of all of our derivative contracts change with fluctuations in interest rates and currency rates where applicable, as discussed in the Risk Management section below.

In the third quarter 2000, Xerox Credit Corporation (XCC) securitized certain finance receivables in the United States, generating gross proceeds of $411 million. This facility was accounted for as a secured borrowing. In the third quarter 2000, Xerox Corporation securitized certain accounts receivable in the United States, generating gross proceeds of $315 million. This revolving facility was accounted for as a sale of receivables. In December 2000, as a result of the senior debt downgrade by Moody's discussed above, Xerox Corporation renegotiated the $315 million accounts receivable securitization facility, reducing the facility size to $290 million. The facility size will remain at $290 million unless and until our senior debt is downgraded to or below a Ba2 rating by Moody's, at which time we would seek to renegotiate the terms of the facility.

In January 2001, we paid $28 million to settle 0.8 million outstanding equity put options at their strike price of approximately $41 per share, which we funded by issuing 5.9 million unregistered common shares.

On October 4, 2001, a European affiliate of Xerox Corporation convened a second meeting of holders of its 125 million GBP 8-3/4 percent Guaranteed Bonds, issued in 1993 and maturing in 2003 (the "Bonds"), in order to consider a proposal to repay the Bonds early at 103% of par plus accrued interest. At the meeting, Bondholders holding approximately 79% of the outstanding amount voted in favor of the proposal. On October 11, 2001, the Bonds were repaid for 129 million GBP (approximately $184 million) plus accrued interest. Repaying the Bonds early has reduced outstanding indebtedness and eliminated certain restrictive covenants in the Bonds and related documents, thereby providing additional flexibility to Xerox and its subsidiaries and affiliates in connection with their cash management systems and practices. Repaying the bonds will also reduce future interest costs.

Risk Management

We are typical of multinational corporations because we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition.

We have historically entered into certain derivative contracts, including interest rate swap agreements, forward exchange contracts and foreign currency swap agreements, to manage interest rate and foreign currency exposures. These instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading purposes, and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives. As described above, our ability to currently enter into new derivative contracts is severely constrained. Therefore, while the following paragraphs describe our overall risk management strategy, our current ability to employ that strategy effectively has been severely limited.

Currency derivatives are primarily arranged to manage the risk of exchange rate fluctuations associated with assets and liabilities that are denominated in foreign currencies. Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar. For each of our legal entities, we have historically hedged a significant portion of all foreign-currency-denominated cash transactions. From time to time (when cost-effective) foreign-currency-denominated debt and foreign-currency derivatives have been used to hedge international equity investments.

Virtually all customer-financing assets earn fixed rates of interest. Therefore, we have historically sought to "lock in" an interest rate spread by arranging fixed-rate liabilities with similar maturities as the underlying assets, and we have funded the assets with liabilities in the same currency. As part of this overall strategy, pay-fixed-rate/receive-variable-rate interest rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay-variable-rate/receive-fixed-rate interest rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures by eliminating the risk of a major change in interest rates. We refer to the effect of these conservative practices as "match funding" customer financing assets.

Consistent with the nature of economic hedges, unrealized gains or losses from interest rate and foreign currency derivative contracts are designed to offset any corresponding changes in the value of the underlying assets, liabilities or debt. As described above, the downgrades of our debt during 2000 and 2001 and the ongoing SEC investigation have significantly reduced our access to capital markets. Furthermore, the specific downgrades of our debt on December 1, 2000, and October 23, 2001, required us to repurchase a number of derivative contracts which were then outstanding, and we could contractually be required to repurchase additional contracts which are currently outstanding. Therefore, we are largely precluded from utilizing derivative agreements to manage the risks associated with interest rate and foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy, and we anticipate increased volatility in our results of operations due to market changes in interest rates and foreign currency rates.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption "Risk Management" on pages 36-37 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under Note 12 contained in the "Notes to Consolidated Financial Statements" on pages 17-21 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

Item 2.  Changes in Securities

(a) During the quarter ended September 30, 2001, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

  (1)  Securities Sold:  on July 1, 2001, Registrant issued
       9,925 shares of Common stock, par value $1 per share.

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

(b) In addition, during the quarter ended September 30, 2001, Registrant issued an aggregate of 1,225,019 shares of Common Stock in the following transactions, all of which were not registered under the Act by reason of the exemption from registration under the Act provided by Section 3(a)(9) of the
Act:


Date issued      ...    July 27

Aggregate amount
   of consider-
   ation received
   by Registrant ...$12,000,000


Aggregate number
   of shares
   of Common
   Stock
   issued by
   Registrant      ...1,225,019

Aggregate value
   of Common
   Stock
   delivered by
   Registrant    ...$10,245,000


Names of the
   principal
   underwriters  ...       None

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on August 28, 2001 at Sheraton Stamford, 2701 Summer Street, Stamford, Connecticut.

Proxies for the meeting were solicited on behalf of the Board of Directors of the Registrant pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement, and all nominees were elected.

At the meeting, votes were cast upon the election of directors as described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference)as follows:

Name                        For              Withheld Vote

Paul A. Allaire           314,123,843           9,137,191
Antonia Ax:son Johnson    314,255,064           9,005,971
Vernon E. Jordan, Jr.     313,752,971           9,508,064
Yotaro Kobayashi          314,254,376           9,006,659
Hilmar Kopper             314,264,433           8,996,602
Ralph S. Larsen           314,252,811           9,008,223
Anne M. Mulcahy           314,254,119           9,006,915
George J. Mitchell        314,110,372           9,150,663
N. J. Nicholas, Jr.       314,270,426           8,990,608
John E. Pepper            314,268,329           8,992,705
Barry D. Romeril          314,141,449           9,119,586
Martha R. Seger           314,213,894           9,047,141
Thomas C. Theobald        314,225,849           9,035,186

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 3(a)(1) Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on October 29, 1996. Incorporated by reference to
     Exhibit 3(a)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

     Exhibit 3 (b) By-Laws of Registrant, as amended through
     October 8, 2001.

     Exhibit 11  Computation of Net Income (Loss) per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed Charges.

(b) Current reports on Form 8-K dated July 9, 2001, July 26, 2001 and September 11, 2001 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report is filed.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      XEROX CORPORATION
                                        (Registrant)



                                   /s/ Gary R. Kabureck
                                   _____________________________
Date: November 13, 2001             By Gary R. Kabureck
                                   Assistant Controller and
                                   Chief Accounting Officer
                                  (Principal Accounting Officer)