Form 10-Q/A
period 2001-09-30
XEROX CORP
filed 2001-11-15
CIK 108772

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            FORM 10-Q/A
                     AMENDMENT NO. 1 TO FORM 10-Q
(Mark One)

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

Yes        No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at October 31, 2001

Common Stock                               719,988,021 shares

              This document consists of 21 pages.



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




                            Xerox Corporation
                              Form 10-Q/A
                       Amendment No. 1 to Form 10-Q
                           September 30, 2001


Explanation of amendment:

Amended filing to correct amounts reported in change in estimates table on page 7 for provisions for obsolete and excess inventory.


Table of Contents
                                                             Page
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
      Results of Operations                                    6
      Capital Resources and Liquidity                         14
      Risk Management                                         19

Signatures                                                    21









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

In the ordinary course of business, management makes many estimates in the accounting for items that affect our reported results of operations and financial position. The following table summarizes the more significant of these estimates, and the changes therein, and their impacts on pre-tax income
(loss):
                                          Three months         Nine months
                                       ended September 30,  ended September 30,
                                          2001    2000         2001    2000
Impact on pre-tax
   income (loss):
 Provisions for doubtful accounts        $(186)  $(172)       $(401)  $(417)
 Provisions for obsolete and excess
   inventory                               (46)    (36)        (177)   (109)
 Revenue allocations                       (21)     18          (37)     50
 Finance discount rates                     (8)      -          (25)     22

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

Segment Analysis

Revenues and year-over-year revenue growth rates by segment are as follows (Dollars are in billions):

                                                                Q3 2001
                                                             Post Currency

                  2000        Pre-Currency Revenue Growth
                  Full
                  Year             2000            2001
                Revenues  Q1  Q2  Q3   Q4   FY   Q1    Q2    Q3  Revenues Growth
Total Revenues   $18.7     8%  -% (2)% (9)% (1)% (5)% (12)% (12)%  $3.9    (13)%
Production         6.3     1  (2) (8) (12)  (6)  (2)   (8)   (7)    1.4     (8)
Office             7.1     4   5   4   (3)   2    3    (5)   (4)    1.6     (5)
SOHO               0.6    35  (3) (2)   1    6  (24)  (30)  (22)    0.1    (23)
DMO                2.5    36   4  (3) (21)   -  (21)  (31)  (33)    0.4    (34)
Other              2.2     7  (9) (1)  (4)  (2) (16)  (17)  (26)    0.4    (27)

Memo: Color        2.9    64  60  74   54   62   17     1    (4)    0.7     (6)


                                      YTD 2001
                                                 Revenue Growth
                                             Pre                Post
                           Revenues        Currency           Currency
    Total Revenues          $12.2            (10)%               (11)%
    Production                4.3             (6)                 (8)
    Office                    5.0             (2)                 (4)
    SOHO                      0.3            (25)                (26)
    DMO                       1.3            (29)                (30)
    Other                     1.3            (20)                (22)

    Memo: Color               2.1              4                   2

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

Since 1985 the company, primarily in North America, has sold pools of equipment subject to operating leases to third party finance companies (the counter-party) and recorded these transactions as sales at the time the equipment is accepted by the counter-party. The various programs provided us with additional funding sources and/or enhanced credit positions. The counter-party accepts the risks of ownership of the equipment. Remanufacturing and remarketing of off-lease equipment belonging to the counter-party is performed by the company on a nondiscriminatory basis for a fee. North American transactions are structured to provide cash proceeds up front from the counter-party versus collection over time from the underlying customer lessees. There were $22 million of sales of equipment subject to operating leases in North America in the third quarter and first nine months of 2000, none in the first nine months of 2001. The reduction of operating lease revenues as a result of prior year sales of equipment on operating leases was $9 million and $15 million in the third quarter of 2001 and 2000, respectively, and $30 million and $52 million in the first nine months of 2001 and 2000, respectively.

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

The following is a summary of EBITDA, operating and other cash flows for the nine months ended September 30, 2001 and 2000:

                                                      2001      2000
Net Loss                                           $  (289)   $ (237)
Income tax provision (benefit)                         209       (84)
Depreciation and amortization                          794       794
Restructuring charges                                  452       594
Interest expense                                       683       739
Gains on sales of businesses                          (754)      (63)
Other items                                             26       (26)
                                                    ----------------
    EBITDA                                           1,121     1,717
Less financing and interest income                    (689)     (711)
                                                    ----------------
    Adjusted EBITDA                                    432     1,006
Working capital and other changes                      496      (669)
On-Lease equipment spending                           (176)     (350)
Capital spending                                      (159)     (324)
Restructuring payments                                (368)     (222)
Interest Payments                                     (819)     (739)
                                                    ----------------
    Operating Cash Flow (Usage)*                      (594)   (1,298)
Financing Cash Flow                                  1,568       (65)
Debt borrowings (repayments), net                   (1,530)    2,619
Dividends and other non-operating items               (393)     (462)
Proceeds from sales of businesses                    1,635        90
Acquisitions                                             -      (856)
                                                    ----------------
    Net Change in Cash                              $  686    $   28
                                                    ================

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

Dividends and other non-operating items in the first nine months of 2001 totaled $(393) million, including a premium payment of $45 million to Ridge Reinsurance, a payment of $255 million related to our funding of trusts to replace Ridge Reinsurance letters of credit, and dividends of $93 million. The 2000 amount of $(462) million includes dividends of $441 million. The improvement in 2001 versus 2000 is due to our elimination of dividends which we announced in July 2001, offset by the Ridge Reinsurance trust funding requirement.

In the first nine months of 2001, we generated approximately $1.6 billion of cash from the sale of half our interest in Fuji Xerox and the sale of our leasing businesses in four European countries as discussed below. These asset sales, together with the significant improvements in operating and financing cash flows and the absence in 2001 of acquisitions, which used cash of $856 million in the first nine months of 2000, funded debt repayments of $1.5 billion in 2001, versus incremental borrowings of $2.6 billion in 2000, and generated a net cash increase of $658 million.

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





                                      XEROX CORPORATION
                                        (Registrant)



                                   /s/ Gary R. Kabureck
                                   _____________________________
Date: November 15, 2001             By Gary R. Kabureck
                                   Assistant Controller and
                                   Chief Accounting Officer
                                  (Principal Accounting Officer)