Form 10-Q/A
period 2001-09-30
XEROX CORP
filed 2001-12-13
CIK 108772

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q/A
                     AMENDMENT NO. 2 TO FORM 10-Q
(Mark One)

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

    Class                         Outstanding at October 31, 2001

Common Stock, par value $1 per share        719,988,021 shares



              This document consists of 4 pages.



                             Xerox Corporation
                                Form 10-Q/A
                         Amendment No. 2 to Form 10-Q
                             September 30, 2001


Explanation of amendment:

Registrant is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 initially filed with the Securities and Exchange Commission on November 13, 2001 solely to (i) correct the results of votes cast upon the election of directors for the ensuing year and (ii) include the results of votes cast upon the shareholder proposal relating to discretionary voting under the heading "Submission of Matters to a Vote of Security Holders" in Item 4 of Part II. Except as so amended and except as amended by Amendment No. 1 to Registrant's 2001 Form 10-Q for the quarterly period ended September 30, 2001 filed with the Securities and Exchange Commission on November 15, 2001, no attempt has been made in this Amendment No. 2 to update Registrant's disclosures for events subsequent to November 15, 2001.


Table of Contents
                                                             Page
Part II - Other Information
Item 4.  Submission of Matters to a Vote of Security Holders    3

Signatures                                                      4






















For additional information about The Document Company Xerox, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into the form 10-Q/A.


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

At the meeting, votes were cast upon the election of directors as described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal 1 - Election of directors for the ensuing year.

Name                           For              Withheld Vote

Paul A. Allaire           597,265,893           35,970,997
Antonia Ax:son Johnson    603,352,563           29,884,327
Vernon E. Jordan, Jr.     591,813,952           41,422,937
Yotaro Kobayashi          604,829,289           28,407,601
Hilmar Kopper             604,134,385           29,102,505
Ralph S. Larsen           604,221,664           29,015,225
George J. Mitchell        583,821,921           49,414,969
Anne M. Mulcahy           605,753,850           27,483,040
N. J. Nicholas, Jr.       603,752,289           29,484,601
John E. Pepper            604,517,728           28,719,162
Barry D. Romeril          596,083,897           37,152,993
Martha R. Seger           603,551,764           29,685,126
Thomas C. Theobald        602,811,655           30,425,235


Proposal 2 - Shareholder proposal relating to discretionary voting.

For -                78,276,286

Against -           346,284,543

Abstain -            14,366,463

Broker Non-vote     194,309,597













                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      XEROX CORPORATION
                                        (Registrant)



                                     /s/ Gary R. Kabureck
                                   _____________________________
Date: December 13, 2001            By Gary R. Kabureck
                                   Assistant Controller and
                                   Chief Accounting Officer
                                  (Principal Accounting Officer)