Form 10-K
period 2001-12-31
XEROX CORP
filed 2002-06-28
CIK 108772

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended: December 31, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from:     to


1-4471 (Commission File Number)
-------------------------------

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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
      Title of each Class                                Which Registered
      -------------------                            ------------------------

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of May 31, 2002 was: $6,525,261,445

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Class                                Outstanding at May 31, 2002
        -----                                ---------------------------

        Common Stock, $1 par value..........     727,048,629 Shares

                       Documents Incorporated By Reference

Portions of the following documents are incorporated herein by reference:

                                                            Part of 10-K in
Document                                                   Which Incorporated
--------                                                   -------------------

Xerox Corporation 2001 Annual Report to Shareholders           I & II

                           Forward Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us based on information currently available.

The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the "forward-looking" statements. Such factors include, but are not limited to, the following:

        Competition--We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. There are a number of companies worldwide with significant financial resources which compete with us to provide document processing products and services in each of the markets we serve, some of whom operate on a global basis. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments.

        Transition to Digital--Presently, black and white light-lens copiers represent between 15%-20% of our revenues. This segment of the market is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of our new digital products replace or compete with our current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

        Expansion of Color--Color printing and copying represents an important and growing segment of the market. Printing from computers has both facilitated and increased the demand for color. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market as well as the pace of color adoption by our prospective customers.

        Pricing--Our success is dependent upon our ability to obtain adequate pricing for our products and services which provide a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our products and services may vary from historical levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition.

        Customer Financing Activities--On average, we have historically financed approximately 80 percent of our equipment sales. To fund these arrangements, we have accessed the credit markets and used cash generated from operations. The long-term viability and profitability of our customer financing activities is dependent on our ability to borrow and the cost of borrowing in these markets. This ability and cost, in turn, is dependent on our credit ratings. We are currently funding our customer financing activity from cash generated from operations as well as from cash on hand, unregistered capital markets offerings and securitizations. There is no assurance that we will be able to continue to fund our customer financing activity at present levels. We continue to negotiate and implement third-party vendor financing programs and possible monetizations of portions of our existing finance receivable portfolios, and we continue to actively pursue alternative forms of financing including securitizations and secured borrowings. These initiatives are expected to significantly improve our liquidity going forward. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful implementation of our third party financing initiatives.

        Productivity--Our ability to sustain and improve profit margins is largely dependent on our ability to maintain an efficient, cost-effective operation. Productivity improvements through process re-engineering, design efficiency and supplier and manufacturing cost improvements are required to offset labor cost inflation, potential materials cost increases and competitive price pressures.

        International Operations--We derive approximately 40 percent of our revenue from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components outside the United States. Our future revenue, cost and results from operations could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements and local tax issues. Our ability to enter into new foreign exchange contracts to manage foreign exchange risk is currently severely limited given our below investment grade credit ratings, and we anticipate increased volatility in our results of operations due to changes in foreign exchange rates.

        New Products/Research and Development--The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. We must then make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide anticipated returns from these investments.

        Revenue Trends--Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of color and multifunction devices. Revenue growth will be further enhanced through our consulting services in the areas of document content and knowledge management. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improved direct sales productivity and expansion of our indirect distribution channels in the face of global competition and pricing pressures. The ability to grow our customers' usage of our products may continue to be adversely impacted by the movement towards distributed printing and electronic substitutes. Our inability to return to and maintain a consistent trend of revenue growth could have a material adverse affect on the trend of our operating results.

        Liquidity--The adequacy of our continuing liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales including sales or securitizations of our receivables portfolios. We believe our liquidity is sufficient to meet current and anticipated needs, including all scheduled debt maturities; however, our ability to maintain positive liquidity is highly dependent on achieving our expected operating results, including capturing the benefits from restructuring activities, and completing several vendor financing and other initiatives that are discussed below. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending and selling additional assets.

        We have successfully completed the renegotiation of our $7 billion Revolving Credit Agreement (the "Old Revolver"). Of the original $7 billion in loans outstanding under the Old Revolver, $2.8 billion has been repaid and the remaining $4.2 billion has been refinanced under the terms of a new Amended and Restated Credit Agreement (the "New Credit Facility"), which is more fully discussed elsewhere in this Annual Report on Form 10-K. The New Credit Facility requires certain principal amortizations as well as prepayments in the case of certain events. A full discussion of all of these terms and the final maturity dates of the various loans is included in the Capital Resources and Liquidity section of this Annual Report on Form 10K. The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock; certain fundamental changes; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to Xerox Corporation in certain circumstances. It also contains additional financial covenants, including minimum EBITDA, maximum leverage (total adjusted debt divided by EBIDTA, as defined) and, maximum capital expenditures limits.

        Any failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity and operations.

                                     PART I

Item 1.   Business

Overview

Xerox Corporation (Xerox or the Company) is The Document Company and a leader in the global document market, selling equipment and providing document solutions including hardware, services and software that enhance our customers' work processes and business results. References herein to "we," "us" or "our" refer to Xerox and consolidated subsidiaries unless the context specifically states or implies otherwise. Xerox and its affiliates operate in over 130 countries worldwide. We distribute our products in the Western Hemisphere through divisions and wholly-owned subsidiaries. In Europe, Africa, the Middle East, India and parts of Asia, we distribute through Xerox Limited and related companies (collectively Xerox Limited). Xerox had approximately 78,900 employees at December 31, 2001.

Our activities encompass developing, manufacturing, marketing, servicing and financing a complete range of document processing products, solutions and services designed to make organizations around the world more productive. We believe that the document is a tool for productivity, and that documents--both electronic and paper--are at the heart of most business processes. Documents are the means for storing, managing and sharing business knowledge. Document technology is key to improving productivity through information sharing and knowledge management and we believe no one knows the document--paper to electronic and electronic to paper-- better than we do.

Fuji Xerox Co., Limited is an unconsolidated entity in which Xerox Limited currently owns 25 percent and which Fuji Photo Film Co., Ltd. (FujiFilm) owns 75 percent. These ownership interests reflect the March 2001 sale of half our original ownership interest in Fuji Xerox to FujiFilm for $1,283 million in cash. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong and other areas of the Pacific Rim, Australia and New Zealand. Approximately 80 percent of these sales are in Japan, 13 percent in the rest of the region and approximately 7 percent are sales directly to us. We retain significant rights as a minority shareholder. All product and technology agreements between us continue, ensuring that the two companies retain uninterrupted access to each other's portfolio of patents, technology and products.

Core Strategy

Our goal is to develop document technologies, systems, solutions and services that improve our customers' work processes and business results. The success of our strategy rests on our ability to understand our customers' needs, provide document management services and outsourcing capabilities and deliver synergistic value propositions among our core businesses.

In our Production and Office businesses we provide advanced document systems that seamlessly link into enterprise electronic workflow, enhancing business performance. We created the production print-on-demand industry in 1990 with our DocuTech Production Publisher. As our customers increasingly utilize color documents, we continue to lead the transition to color which began with the DocuColor 40 in 1996, expanded in 2000 with our DocuColor 2000 series of digital color presses, and continues with initial customer engagement and the ongoing development of the DocuColor iGen3, for which we have in excess of 100 reservation orders and expect to launch in the second half of 2002. In the Office, we were the first to introduce digital copiers and networked multi-function devices for the office with the 1997 launch of our Document Centre family. With this product family, we have established a leadership position in the connected multifunction market. We expect to launch the next generation Document Centre family of products in June 2002 which is expected to deliver improved functionality and quality at reduced cost. Our January 2000 acquisition of the Color Printing and Imaging Division of Tektronix, Inc.
(CPID), with its line of Phaser solid ink and laser color printers, has moved us to a strong number two market share position in the fast-growing networked office color printing market. This acquisition has also increased our reseller and dealer distribution network and provided us with scalable solid ink technology.

We further add value to our systems by developing specific solutions to improve our customers' business processes. We work with our customers to build tailor-made solutions that harness our technology to improve their critical business processes. In the Production segment, these solutions include printing books, pamphlets, parts catalogues and other mission-critical documents "just-in-time." We customize document production to enable "one-to-one" marketing by providing variable print solutions that enable the printing of personalized documents in both color and black and white. In the Office, we offer innovative services such as office document assessments (ODA), which help customers identify cost savings and workflow improvements through more efficient document processes and improved equipment utilization. We have recently extended document access for mobile workers through partnerships with Research in Motion (RIM) and Electronics For Imaging (EFI) to deliver solutions that combine Xerox mDoc 3.0 software with BlackBerry TM wireless e-mail and the Printme solution. These solutions allow workers to send documents through mobile devices directly to public or networked office printers, without drivers, cables or complex setups.

In both our Production and Office businesses we offer services consisting of consulting, implementation and ongoing management services that build on our success in document outsourcing by applying advances in imaging technology, document, content and knowledge management to improve enterprise work practices. Examples of these offerings include the re-design of document intensive work processes and the management of in-house document technology in our hosted sites. In 2001, we opened our online "interactive digital repository" and imaging facility, which is capable of converting and managing massive amounts of business critical information and providing online access to data previously available only in paper and various electronic formats.

Building on our core businesses, our strategy has three overlapping phases. The first phase involves our Turnaround Program, which is intended to help ensure liquidity and stabilize the business. The second phase is to return to sustainable profitability and the third phase is to leverage growth opportunities predominantly in our core businesses.

Turnaround

During 2000, the significant business challenges that we began to experience in the second half of 1999 continued to adversely affect our financial performance. To counter these challenges, we implemented actions beginning in mid-2000 to stabilize our sales force and minimize further disruption to our operations. In October 2000, we announced a Turnaround Program designed to help ensure adequate liquidity, re-establish profitability and build a solid foundation for future growth. The Turnaround Program encompassed four major components: (i) asset sales of $2-$4 billion; (ii) accelerated cost reductions designed to reduce costs by at least $1 billion annually; (iii) the transition of equipment financing to third party vendors and (iv) a focus on our core business of providing document processing systems, solutions and services to our customers. By the end of 2001, we had made significant progress executing this program and achieving these goals.


By year-end 2001, we had completed asset sales of $2.3 billion, comprised of the March 2001 sale of half our ownership interest in Fuji Xerox Co., Ltd. (Fuji Xerox) to Fuji Photo Film Co., Ltd. (FujiFilm) for $1,283 million, the December 2000 sale of our China Operations to Fuji Xerox for $550 million, the April 2001 sale of our Nordic leasing businesses to Resonia AB for approximately $370 million, and in the fourth quarter 2001 the first in a series of asset sales to transfer our office product manufacturing operations to Flextronics for approximately $118 million. We believe the asset sale component of our Turnaround Program has been largely completed.


We also intensified cost reductions to improve our competitiveness. During 2001, we implemented work force resizing and cost reduction actions that we believe will result in approximately $1.1 billion in annualized savings. These savings are expected to result from reducing layers of management, consolidating operations where prudent, reducing administrative and general spending, capturing service productivity savings from our digital products and tightly managing discretionary spending. We are reducing costs in our Office segment by moving to lower cost indirect sales and service channels and by outsourcing our office products manufacturing. Our worldwide employment declined by approximately 13,600 to 78,900 at December 31, 2001. In our ongoing efforts to reduce our cost base, we will continue to implement restructuring actions and incur substantial restructuring charges throughout 2002; although less than the amounts recorded in 2001.

Our transition to third party financing will significantly improve our liquidity while ensuring equipment financing is still provided to our customers. In 2001, we entered into framework agreements with General Electric Capital, Corporation (GE Capital) for them to manage our customer administrative functions and become the primary equipment financing provider for Xerox customers in the U.S., Canada, France and Germany. On May 1, 2002, Xerox Capital Services, LLC (XCS), our U.S. venture with GE Capital Vendor Financial Services, became operational. XCS manages our customer administration and leasing activities in the U.S., including various financing programs, credit approval, order processing, billing and collections. We are currently in the process of completing the negotiation of definitive agreements with GE Capital for the implementation of the Canadian joint venture which is expected in the second half of 2002. These agreements are subject to the completion of due diligence on GE's part as well as the fulfillment of various regulatory requirements.

Ongoing funding for new leases by GE Capital and its affiliates in both the U.S. and Canada is expected to be in place later this year upon development and completion of systems and process modifications. In Europe, a number of initiatives are under way and have been implemented. In Germany, we received a $77 million loan in May 2002 secured by certain finance receivables, as we continue to complete our vendor financing transition this year. In France we are completing due diligence, fulfilling regulatory requirements, consulting with local works councils and expect to complete the agreement with GE Capital in the third quarter 2002. We have fully transitioned our leasing businesses in the Nordic countries, the Netherlands and Italy. Our Nordic leasing business was sold to Resonia AB in April 2001. In the first quarter 2002, we formed a joint venture with De Lage Landen International BV (DLL) in which they provide funding and manage equipment financing for our customers in the Netherlands. In May 2002, we sold our equipment financing operations in Italy for approximately $207 million in cash plus the assumption of $20 million of debt. We have made significant progress in our Developing Markets Operations (DMO), beginning in April 2002, with Banco Itau S.A. in Brazil and collectively with the Capita Corporation de Mexico S.A. de C.V., Organizacion Auxiliar Del Credito and Arrendadora Capita Corporation, S.A. de C.V. in Mexico becoming the primary equipment financing providers in their respective countries. By the end of 2002, we expect that approximately two-thirds of all new financed lease originations will be funded by third parties, through a combination of structures including direct financing, finance receivable securitizations and ongoing secured borrowings.

In addition to the vendor financing agreements, in 2001 and through the first half of 2002, we borrowed approximately $3.1 billion in the U.S., Canada and U.K. from GE Capital through the securitization of certain existing lease contracts. We and GE Capital are parties to a loan agreement dated November 2001 which provides for a series of secured loans in the U.S. up to an aggregate of $2.6 billion. Through June 2002, approximately $1.9 billion of loans have been funded under this GE Capital agreement including a $499 million loan which closed on May 12.

In line with our strategy to focus on our core business, we announced the disengagement from our worldwide SOHO business in June 2001. By the end of the year, we had sold the remaining equipment inventory and in the fourth quarter achieved profitability in this business through the sale of supplies to our current base of SOHO customers. We expect this profitable supplies revenue stream to decline over time as the equipment is eventually replaced.

Return to Sustainable Profitability

In 2002, we expect to return to sustainable profitability, reflecting continued cost based improvements and the initial benefits of new product platform launches in the second half of the year. During 2002, we expect to further improve our cost base by leveraging more cost-effective distribution channels which include the expansion of our low cost, higher efficiency teleweb channel and increased use of remote diagnostics to service equipment. As we enter 2003, we expect to realize additional benefits both from our office products manufacturing agreement with Flextronics and our U.S. venture with GE Capital. In addition we expect improved R&D efficiencies from our relationship with Fuji Xerox. We have product and technology agreements with Fuji Xerox which, ensures that the two companies retain uninterrupted access to each other's portfolio of patents, technology and products. DMO restructuring actions impacting profitability are expected to take place in 2002 and as such, overall profitability in the segment is not expected until 2003.

Leverage Future Growth Opportunities

We continue to be a leader in providing world-class document technology to our customers. We are also taking significant steps to satisfy our customers' increasing demand for more advanced systems and services with solutions such as internet driven distributed digital printing and custom publishing, and on demand printing and publishing. We believe our products are geared to match the needs of the rapidly growing document related markets. The primary drivers of this growth are increased competitiveness of our offerings in the core businesses coupled with an aggressive leadership position in key high growth market segments. Key among these growth segments are: 1) color in all areas from networked printers and multifunction devices for the office to our production color product line that we expect will increasingly transition pages from traditional offset devices; 2) office multifunction devices where we are the leader in connected devices which result in higher page volumes, and 3) value added services which enable us to build on our existing customer relationships in outsourcing to capture market growth opportunities. Our technology and experience with documents and process management provide us with a solid foundation to offer document, content and knowledge management services.

Business Segments

Our financial results by business segment for 2001, 2000 and 1999, presented in
Note 10 to the consolidated financial statements of the Company's 2001 Annual Report to Shareholders, are hereby incorporated by reference.

Market Overview

The document industry is undergoing a fundamental transformation, with the continued transition from analog and offset to digital technology, the management of publishing and printing jobs over the Internet, the use of variable data to create customized documents, an increasing reliance on outsourcing, the transition to color and the increase in mobile workers utilizing hand-held devices. Documents are increasingly created and stored in digital electronic form while the Internet is increasing the amount of information that can be accessed in the form of electronic documents. We believe that all of these trends play to the strengths of our products, technology and services, and that such trends represent opportunities for future growth.

We estimate the global document related markets that we serve, excluding Japan and the Pacific Rim countries served by Fuji Xerox, were approximately $103 billion in 2000 and will grow to about $134 billion in 2004 reflecting a compound annual growth rate of approximately 7 percent.

Revenues for our major segments for the three years ended December 31, 2001, after giving affect to the restatement discussed elsewhere in this Annual Report on Form 10-K, were as follows:

Year ended December 31 ($ in millions)        2001       2000*     1999*
                                             -------    -------   -------
Production                                   $ 5,899    $ 6,332   $ 6,933
Office                                         6,926      7,060     6,853
Developing Markets                             2,027      2,619     2,450
SOHO                                             407        599       575
Other                                          1,749      2,141     2,184
                                             -------    -------   -------
Total                                        $17,008    $18,751   $18,995
                                             =======    =======   =======

Memo: Color                                   $2,762     $2,612    $1,619
                                              ======     ======    ======
* As Restated

Production Market

Through our direct sales and service organizations around the world, we provide systems and services to Fortune 1,000, graphic arts, government, education and public sector customers. Our products in this market include monochrome production publishing (DocuTech family), production printing (DocuPrint family), production light-lens devices at speeds over 90 pages per minute and color publishing and printing devices at speeds over 30 pages per minute. Our products are also focused on the graphic arts market.

We estimate that production market was approximately $36 billion in 2000 and is expected to grow to about $41 billion in 2004, reflecting a compound annual growth rate of 3 percent. Within this segment, we are the strong market leader in the monochrome production market, which is growing at about one percent per year. The total color market is expected to grow at a 9 percent compound annual rate; digital color, which represents our offerings and where we are the market leader, is expected to grow much faster at about 30 percent per year reflecting the transition from offset to digital offerings. Our strategy is to drive the "New Business of Printing" by introducing innovative production systems and solutions to expand our leadership position and focus on the higher growth digital color opportunities. The "New Business of Printing" is characterized by fast turnaround times, precise quantities, personalization and customization and is built on the solid foundation of the digital production print on demand market, which we created in 1990 with the introduction of our first DocuTech Production Publisher. We provide content creation and management, production and fulfillment solutions and services to improve our customers' work processes and business results. As examples, we believe utilizing our digital technology to personalize marketing communications can improve response rates from 2 to 30 percent and printing on demand can eliminate inventory and warehousing costs. We believe our new DocuColor iGen3, the next generation of color technology, which will begin installations in the second half of 2002, will expand the digital color print on demand market due to its speed, image quality, personalization and cost advantages.

To capture the growth opportunities in the production market, we have identified color and services as two corporate strategic growth platforms. During 2001 we stabilized our share as the market leader in the monochrome production market, even gaining share in the second half of the year in the high end production segment with continued success from our advanced family of DocuTech systems and solutions. We conceded some share in the low end "light" production segment (91-120 pages per minute) as competitors introduced digital offerings. While we maintained our leadership position in color, there was some market share erosion in the second half 2001 following the introduction of a competitive product.

Black and White Production Publishing (DocuTech)

Since we launched the era of production publishing with the introduction of our DocuTech Production Publishing family in 1990, we have installed more than 30,000 DocuTech systems worldwide.

Digital production publishing technology continues to replace traditional short-run offset printing as customers seek improved productivity and cost savings, faster turnaround of document preparation, and the ability to print and customize documents "on demand." We offer the widest range of hardware and solutions available in the marketplace, from dial-up lines through the Internet to state-of-the-art networks, and we are committed to expanding these print on demand solutions as new technology and applications are developed.

The DocuTech family of digital production publishers scans hard copy and converts it into digital documents, or accepts digital documents directly from networked personal computers or workstations. DocuTech prints high-resolution (600 dots per inch) pages at speeds ranging from 65 to 180 impressions per minute and is supported by a full line of accessory products and options. We are the only manufacturer in the market who offers a complete family of production publishing systems from 65 to 180 impressions per minute.

In 2001, we introduced a new streamlined version of DigiPath Production Software to offer an easy, low-cost way for print providers to enter the market. DigiPath is a major productivity tool, which allows a printer's customers to use the Internet to streamline print job submission combined with industry leading scan and document preparation technology for subsequent archiving, preparation, proofing, and reprinting. In 2002, we launched the new common "DocuSP" controller technology which, for the first time, provides a consistent way to prepare and process print jobs in color and black-and-white from DocuTech to DocuColor high-end systems.

Black and White Production Printing (DocuPrint)

We pioneered and continue to be a worldwide leader in computer laser printing, which combines computer, laser, communications and xerographic technologies. We market a broad line of robust printers with speeds from 75 pages per minute up to the industry's fastest cut-sheet printer at 180 pages per minute, and continuous-feed production printers at speeds up to 1,000 images per minute. Many of these printers have simultaneous interfaces that can be connected to multiple host computers as well as local area networks. Our goal is to integrate office, production and data-center computer printing into a single, seamless, user-friendly family of production class printers.

In 2001, we extended the functionality of our DocuPrint products with the EPS family. EPS brings a common controller to both the production publishing and the transaction printing worlds. This enables our customers to use the benchmark workflows we have created for each of these markets on one device, significantly reducing the costs for new installations as well as protecting previously purchased Xerox investments.

Also in 2001, we expanded our continuous feed offerings with new continuous feed high-end printing systems and additional solutions and services. The introduction of the DocuPrint 350 CF, 500 CF, 700 CFD, and 1000 CFD products will provide additional opportunities for us in the continuous feed printing market and protect our transaction printing family of products. Breakthrough technology in our highlight color printers including the DocuPrint 4850 and DocuPrint 92C allows printing in an industry exclusive single pass of black-and-white plus one customer-changeable color (as well as shades, tints, textures and mixtures of each) at production speeds up to 90 pages per minute.

Production Color Printing

Digital color is one of the fastest growing segments of the Production market with an expected estimated compound annual growth rate of about 30 percent. In June 2000, we launched the DocuColor 2000 Series developed to provide high-volume on-demand printing, personalized printing, printing and publishing for e-commerce and Internet delivery. Both the DocuColor 2045, which prints at 45 pages per minute, and the DocuColor 2060, which prints at 60 pages per minute, establish an industry standard by producing near-offset quality, full-color prints at an unprecedented operating cost of less than 10 cents per page, depending on monthly volumes. More than 5,000 DocuColor 2000 series units have been installed since launch, which has exceeded our expectations, although placements beginning in the second half of 2001 reflected the adverse impact of the weaker economic environment and introduction of competitive devices.

In September 2001 at Print 01, a major industry trade show, we demonstrated the DocuColor iGen3, an advanced next-generation digital printing press designed to expand the digital color print on demand market. The DocuColor iGen3 consists of modular components, which work together as a sophisticated print shop. Utilizing patented imaging technology which produces photographic quality output indistinguishable from offset, this breakthrough technology will produce over 100 pages per minute at an operating cost of about 5 cents per page. Customer acceptance testing began at the end of 2001 and we began reservation orders in April 2002. By the end of May we
                                     10
had received in excess of 100 reservation orders for the DocuColor iGen3, which has a base list price of over $500,000. We expect to install a modest number of units beginning in the second half of 2002 with 300-400 installs expected in 2003.

Production Light-Lens Copying

Revenues from black and white light-lens production copiers (over 90 pages per minute) continued to decline as expected, due to increasing price pressures and as customers transitioned to new digital products.

Office Market

We estimate that the office market was approximately $53 billion in 2000 and is expected to remain essentially flat through 2004. The Office market includes global, national and mid-size commercial customers as well as government, education and other public sector customers. Office systems and services encompass monochrome devices at speeds up to 90 pages per minute, including our family of Document Centre digital multi-function products, color laser, solid ink and monochrome laser desktop printers, digital copiers, light-lens copiers and facsimile products. Page volume in the office market is expected to decline slightly as high growth in color pages (from a very small base) is offset by modest black and white page volume declines. We are targeting the fast-growing color segment of the office market driving the market to color printing and copying by making color as easy, fast and affordable as black and white. In addition, we are driving the migration from single function machines to multi-function devices that copy, print, scan and fax by ensuring that multi-function is more cost-effective, while still continuing to offer single function devices as well.

Our strategy in the office is to be the primary choice for workgroups, providing the best connected and stand-alone solutions and making color as easy to use as black and white. We have established a leadership position in color and connected multi-function markets, which are the highest growth segments in the office market, with each growing at a compound rate of approximately 15 percent. To extend document access for mobile workers, we have partnered with RIM and EFI to deliver solutions that combine Xerox mDoc 3.0 software with BlackBerryTM wireless e-mail and the Printme solution. These solutions include the ability to personalize e-mail attachments such as forms and contracts and also allow users to e-mail, fax or print these documents on the go. The broad portfolio of service offerings also includes the Office Document Assessment (ODA), asset management and support. An ODA is used to analyze a business' workflow and document needs and then identify the most efficient, productive mix of office equipment and software for that business, therefore helping to reduce the customer's document related costs. To improve our cost structure, as part of our Turnaround Program, we have outsourced office product manufacturing to Flextronics and are moving more of our sales and service from direct to lower cost indirect channels, thus improving efficiency and reducing costs. We distribute our office products through a variety of direct sales and indirect channels of distribution which include sales agents and concessionaires, resellers, internet sales and telebusiness offerings.

Black and White Digital Multifunction Products

Our Document Centre family of modular black and white digital multi-function products at speeds ranging from 20 to 90 pages per minute offer copy, print, scan and fax capabilities in one device. This product family was first introduced in 1997 and has been continually upgraded including two new models in the Document Centre 400 series in 2001. We believe the network and fax options have compelling economics versus the alternative of purchasing comparable printers and faxes since the print engine, output mechanics and most of the software required are part of the base digital copier. Independent laboratory studies have indicated that our product line far exceeds the competition in effective network print speed, regardless of the advertised speed. In addition, all of our Document Centre products have IP (Internet Protocol) addresses, which permit them to be accessed via the Internet from anywhere in the world. The success of the Document Centre 480 (75 pages per minute) and 490 (85 pages per minute) was evidenced by significant market share gains in the 70 to 90 pages per minute segment in 2001. The Document Centre 490, launched in North America in September 2001, also began to effectively counteract the impact of competitive product entries in the light production market discussed above. The Document Centre 490 was launched in Europe in February 2002. We expect to launch the next generation Document Centre family of products in June 2002 which will deliver improved functionality and quality at reduced cost.

The proportion of Document Centre devices installed with network connectivity remained at over 50 percent during
                                       11

2001. We believe that further enabling network connectivity and training our customers to optimize the power of these products could ultimately lead to as much as 25 percent incremental page growth on our equipment, which would likely have beneficial impacts on our sales of services and supplies.

A second family of products, the WorkCentre Pro is aimed at lower volume cost conscious customers. The line is anchored with the successful WorkCentre Pro 412 product introduced in September 2001.

Color Copying and Printing

The use of color originals in the office is increasing and pages are expected to grow by about 20 percent through 2004. Color is expected to represent about 4 percent of total office pages and approximately 15 percent of office revenue by 2004.

Our strong number two market share position in the networked office-color printer market reflects the January 2000 acquisition of CPID. This division manufactures and markets Phaser workgroup color printers, that use either color laser or solid ink printing technology, and a complete line of ink and related supplies. In 2001, we introduced the Phaser 860 solid ink color printer and the Phaser 2135 and 7700 laser color printers, all of which use single pass color technology and are the fastest in their class. In May 2002 we introduced the Phaser 6200 color laser and 8200 solid ink printers, which are designed to fuel the migration to color in the office by offering cost and print quality advantages that make it practical to replace black-and-white printers. The Phaser products have continued to win awards including the Excellence in Imaging Award at the 2002 Digital Focus Media event, which is among the industry's most prestigious awards in the field of digital imaging. The CPID acquisition also increased our reseller and dealer distribution network and provided us with scalable solid ink technology, which is up to four times less expensive to manufacture.

In 1999 we introduced the Document Color Centre Series 50, the first color-enabled Document Centre that produces 12.5 full-color pages and 50 black-and-white pages per minute and includes a Xerox network controller built into every machine. Sales of this product have been successful as the Document Centre Color Series 50 combines the advantages of a relatively low equipment price and the production of color pages at operating costs significantly lower than other color copier/printers in this class. In addition, it is unlike other color products in that the operating cost of producing black and white prints is similar to that of monochrome digital products.

We expect to launch a new office color product platform in the second half of 2002.

Light-lens Copying

Light-lens copier revenues continue to decline reflecting customer transition to new digital black-and-white products and increasing price pressures. We believe that the trend over the past few years will continue and that light-lens product revenues will represent a declining share of total revenues.

Black and White Laser Printers

Our DocuPrint family of monochrome network laser printers was originally launched in 1997 and currently includes models at speeds ranging from 8 to 45 pages per minute. These laser printers complete our product line and are faster, more advanced and less expensive than competitive models, offering "copier-like" features such as multiple-set printing, stapling and collating. The CPID acquisition accelerated our objective of increasing the number of resellers who also market our black and white laser printers.

Developing Markets Organization (DMO)

DMO includes operations in Latin America, the Middle East, India, Eurasia, Russia, and Africa. Over 120 countries are included in DMO, with Brazil representing almost half the DMO revenue. The DMO operations are managed separately as a segment due to the political and economic volatility and unique nature of their markets. In 2002, we expect to continue to significantly restructure our Latin American operations and expect to substantially reduce losses. We expect DMO to return to profitability in 2003.

Small Office/Home Office SOHO Market

In line with our strategy to focus on our core business, we announced the disengagement from our worldwide SOHO business in June 2001. By the end of the year, we had sold the remaining equipment inventory and achieved profitability in this business through the sale of supplies to our current base of SOHO customers. We expect this profitable supplies revenue stream to decline over time as the equipment is eventually replaced.

Other Products

We also sell cut-sheet paper to our customers for use in their document processing products. The market for cut-sheet paper is highly competitive and revenues are significantly affected by pricing. Our strategy is to charge a premium over mill wholesale prices which is adequate to cover our costs and value added as a distributor. In June 2000, we entered into an agreement to sell our US and Canadian commodity paper operations, including their customer list, for $40 million. We also entered into an exclusive license agreement for the Xerox brand name. In accordance with the agreement, we are entitled to earn commissions on any Xerox originated sales of commodity paper as an agent for Georgia Pacific.

We also offer other document processing products, including devices designed to reproduce large engineering and architectural drawings up to 3 feet by 4 feet in size, which are developed and sold through Xerox Engineering Systems (XES).

Our consulting services revenue is included in the Other segment.

Competitive Advantages

Research and Development

Investment in research and development (R&D) is critical to drive future growth, and we have directed our investments to the fast growing color, services and solutions segments of the market. Our goal is to continue to create innovative technologies that will expand current and future markets. Our research scientists regularly meet with customers and have dialogues with our business divisions to ensure they understand customer requirements and are focused on products and solutions that can be commercialized.

In 2001, R&D expense was $997 million compared with $1,064 million in 2000 and $1,020 million in 1999. 2001 R&D spending was focused primarily on those programs related to the development of high-end business applications, as well as those that may extend our color capabilities. The decline in spending from 2000 primarily reflects our June 2001 decision to exit the SOHO business. DocuColor iGen3, an advanced next-generation digital printing press which was marketed to customers beginning in late 2001 and produces photographic quality indistinguishable from offset, is an example of the type of breakthrough technologies developed by Xerox that we expect will drive our future growth. Xerox R&D is strategically coordinated with Fuji Xerox, which invested $548 million in R&D in 2001 for a combined total for the two companies of $1,545 million. Xerox focuses its expenditures on the Production segment with Fuji Xerox focusing on the Office segment. As we continue to optimize synergies in R&D, we expect to realize further productivity benefits. During 2001, we were awarded over 900 patents including digital color imaging, intelligent machine control and document management software.

To drive future growth, we have maintained our R&D spending at 5-6 percent of revenue. We continue to invest in technological development to maintain our premier position in the rapidly changing document processing market with a heightened focus on efficiency and time to market.

Marketing and Distribution

Our document processing products are principally sold directly to customers by our worldwide sales force totaling approximately 11,000 employees, and through a network of independent agents, dealers, value-added resellers and systems integrators. We are expanding our use of cost-effective indirect distribution channels for basic offerings, and utilizing our direct sales force for our customers' more advanced technology, solutions and services requirements.

We market our Phaser line of color and monochrome laser-class and solid ink printers through office information technology industry resellers, who access our products through distributors such as Ingram Micro, Tech Data, CHS and Computer 2000. These distributors supply our products to a broad range of information technology and information systems-oriented resellers such as dealers, direct marketers, VARs, systems integrators, government resellers, corporate resellers, and e-commerce business-oriented resellers, such as CDW. This group of resellers in turn, markets, sells, installs, and in some cases helps support our products to end-user customers. We also sell directly to some of these resellers, rather than through distributors. As a result of the acquisition of CPID we have significantly increased the number of active resellers and nearly doubled the channel activity on Xerox-branded network printers. In addition, new initiatives are being implemented to add channel capacity through direct-to-customer e-commerce and direct-to-customer selling using our direct sales force in select large accounts.

We are increasing our use of partners to improve our market coverage. In 2001 we announced an alliance with Imation to market our DocuColor 2000 series to commercial printers. In 2001, we extended our information technology contract with Electronic Data Systems Corp. (EDS) to develop a formal alliance program designed to create and market integrated offerings combining our next-generation digital products and services with EDS' corporate IT infrastructure services.

In 2001, spending on advertising was modest as we focused on stabilizing the business. In 2002, we are investing heavily in marketing, led by a new advertising campaign launched at the 2002 Winter Olympics. Our brand is a valuable resource and continues to be valued in the top 10 percent of all brands worldwide.

Service

As of year-end 2001, we had a worldwide service force of approximately 19,000 employees and a network of independent service agents. We are expanding our use of cost-effective remote service technology for basic offerings, while continuing to focus our own direct service force on production products and serving customers in need of more advanced value added services. We believe that our service force represents a significant competitive advantage in that the service force is continually trained on our new products and their diagnostic equipment is state-of-the-art. Twenty-four-hours-a-day, seven-days-a-week service is available in major metropolitan areas around the world. As a result, we are able to guarantee a consistent and superior level of service worldwide.

Customer Satisfaction

Our most important priority is customer satisfaction. Our research shows that the cost of selling a replacement product to a satisfied customer is far less than selling to a "new" customer. We regularly survey customers on their satisfaction, measure the results, analyze the root causes of dissatisfaction, and take steps to correct any problems. Our products, technology, services and solutions are designed with one goal in mind, which is to make our customers' businesses more productive.

International Operations

Our international operations represent approximately 40 percent of total revenues in 2001. Our largest interest outside the United States is Xerox Limited which operates predominately in Europe. Latin American operations are conducted through subsidiaries or distributors in over 35 countries. Fuji Xerox develops, manufactures and distributes document processing products in Japan and other areas of the Pacific Rim, Australia, New Zealand and China.

Our financial results by geographical area for 2001, 2000 and 1999, which are included in Note 10 of the Company's 2001 Annual Report to Shareholders are hereby incorporated by reference.

Item 2.  Properties

We own a total of ten principal manufacturing and engineering facilities and lease two additional facilities. The domestic facilities are located in California, New York, Oklahoma, and Oregon and the international facilities are located in Brazil, Canada, UK, Ireland, the Netherlands, and India. We also have four principal research facilities; two are owned facilities in New York and Canada, and two are leased facilities in California and France.

In 2001 and the first half of 2002 as part of our outsourcing initiatives, we sold and subleased to Flextronics certain of our manufacturing locations in Mexico, Malaysia, Canada, Venray, the Netherlands and Brazil. Also, as we implemented our Turnaround Program, several properties have become surplus and appropriate reserves have been established. The majority of the surplus properties are leases that we are obligated to maintain through required contract periods. We have disposed or subleased certain of these properties and are aggressively pursuing the successful disposition and subleasing of all remaining surplus properties.

In addition, we have numerous facilities, which encompass general offices, sales offices, service locations and distribution centers. The principal owned facilities are located in the United States, France, Ireland, and Mexico. The principal leased facilities are located in the United States, Brazil, Canada, UK, Mexico, France, Germany and Italy.

Our Connecticut based corporate headquarters facility is leased; however, we own the related land. We also lease a portion of a training facility, located in Virginia, which we previously owned.

It is our opinion, that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform our functions.

Item 3.  Legal Proceedings

The information set forth under Note 16 "Litigation and Regulatory Matters" of the Company's 2001 Annual Report to Shareholders is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

      Market Information, Holders and Dividends

The information set forth under the following captions of the Company's 2001 Annual Report to Shareholders is hereby incorporated by reference:

             Caption

      Stock Listed and Traded
      Xerox Common Stock Prices and Dividends
      Five Years in Review - Common Shareholders of Record at Year-End

      Recent Sales of Unregistered Securities

During the quarter ended December 31, 2001, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act):

1.      Xerox Common Stock

        (a) Securities Sold: On October 1, 2001, Registrant issued 11,442 shares of Common Stock, par value $1 per share.

        (b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: A.A. Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, M.R. Seger and T.C. Theobald.

        (c) The shares were issued at a deemed purchase price of $7.75 per share (aggregate price $88,625), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's Restricted Stock Plan for Directors.

        (d)     Exemption from registration under the Act was claimed based upon
                Section 4(2) as a sale by an issuer not involving a public offering.

2.      7 1/2 % Convertible Trust Preferred Securities

        (a) Securities Sold: On November 27, 2001, Xerox Capital Trust II a wholly-owned subsidiary of the Registrant, issued and sold 20,700,000 7 1/2 % Convertible Trust Preferred Securities (liquidation amount $50 per trust preferred security). The trust preferred securities are convertible into shares of Xerox Common Stock, par value $1 per share.

        (b) The trust preferred securities were sold to Deutsche Banc Alex. Brown; Merrill Lynch & Co. and Salomon Smith Barney, as initial purchasers.

        (c) An aggregate of 20,700,000 trust preferred securities were issued and sold at a price of $50 cash per trust preferred security. The aggregate offering price was $1,035,000,000. The aggregate fees and expenses paid were $31,050,000.

        (d) Exemption from registration under the Act was claimed based upon Rule 144A.

        (e) Each trust preferred security is convertible into 5.4795 shares of Xerox Common Stock, par value $1 per share, subject to adjustment.

Item 6.  Selected Financial Data

The following selected financial data for the five years ended December 31, 2001, as set forth and included under the caption "Five Years in Review," of the Xerox Corporation 2001 Annual Report to Shareholders, is incorporated by reference in this Form 10-K Annual Report.

         Revenues
         Income (loss) from continuing operations
         Per-Share Data - Earnings (loss) from continuing operations
         Total assets
         Long-term debt
         Preferred stock
         Per Share Data - Dividends declared

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" of the Company's 2001 Annual Report to Shareholders is hereby incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption "Risk Management," of the Xerox Corporation 2001 Annual Report to Shareholders is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP, dated June 26, 2002, included in the Xerox Corporation 2001 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 8, the Xerox Corporation 2001 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

The quarterly financial data included under the caption "Quarterly Results of Operations (Unaudited)" of the Xerox Corporation 2001 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report.

The financial statement schedule required herein is filed as referenced in Item 14 of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 4, 2001, we ended the engagement of KPMG LLP and retained PricewaterhouseCoopers LLP as our independent auditors. At that time, we filed a Current Report on Form 8-K dated September 28, 2001. The text of the Form 8-K Report that we filed is as follows:

"On October 4, 2001, Xerox Corporation ("Company") determined to change the Company's independent accountants, and, accordingly, ended the engagement of KPMG LLP ("KPMG") in that role and retained PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ending December 31, 2001. The Audit Committee of the Board of Directors (the "Audit Committee") and the Board of Directors of the Company approved the decision to change independent accountants.

The reports of KPMG on the financial statements of the Company for each of the fiscal years ended December 31, 2000 and December 31, 1999 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Except to the extent discussed below, for the fiscal years ended December 31, 2000 and December 31, 1999 and through the date of this report, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of such disagreement in its reports on the financial statements for such fiscal years. Nor, except to the extent discussed below, were there any reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K for the fiscal years ended December 31, 2000 and December 31, 1999 and through the date of this report. With respect to the matters discussed below, the Audit Committee discussed them with KPMG and authorized KPMG to respond fully to inquiries of PricewaterhouseCoopers LLP concerning them.

In March 2001, KPMG informed management and the Audit Committee that it wished to expand significantly the scope of its audit work in connection with the audit of the Company's 2000 financial statements. KPMG proposed that certain additional procedures be performed, including that the Audit Committee appoint Special Counsel to conduct an inquiry into certain issues, which procedures were performed in March, April and May 2001.

While the expanded procedures were being performed, KPMG informed the Audit Committee and management that KPMG was unwilling to rely on representations by two employees in one of the Company's geographic operating units. Management removed those employees from responsibility in connection with the Company's system of financial reporting.

As a result of observations during its 2000 audit, and other information discussed with the Audit Committee, KPMG reported certain material weaknesses in the Company's internal control systems and made recommendations concerning certain components of the Company's business:

      - KPMG emphasized the importance for internal control of the tone set by the Company's top management. KPMG noted that, as a result of its audit and information reported by Special Counsel, it believed there was evidence that management was not successful in setting the appropriate tone with respect to financial reporting. It recommended that the Company take steps to remediate appropriately those issues. Certain personnel changes have been made based in part on KPMG views offered to the Audit Committee and management.

      - Customer Business Operations (CBO) in the Company's North American Solutions Group. KPMG noted issues with regard to CBO's ability to bill customers accurately for services, and noted that difficulties in that area had resulted in unfavorable billing adjustments during 2000. Although KPMG recognized that the Company had initiated several steps to address this issue, it concluded that it remained unclear when those changes would result in sustained improvement in reducing non-cash resolution adjustments of billing differences. It acknowledged that this weakness did not suggest that the net trade receivable account balance is unreasonably stated at December 31, 2000, but that proper reporting required extensive evaluation of billing adjustments during the fourth quarter. KPMG suggested various business and operational changes to address this issue.

      - Communication of Accounting and Control Policies. KPMG noted that policy documents need to be updated, among other things to address issues identified by the Company's worldwide audit function. Special Counsel and KPMG, recommended that the Company also provide increased formal training to ensure that its personnel understand the accounting and control guidance in its policies.

      - Consolidation and Corporate-Level Entries. KPMG observed that the Company's quarterly consolidation process is manually intensive, requiring numerous adjustments at corporate financial reporting levels. It recommended that the Company's Consolidated Financial Information System be augmented to enhance the monitoring and review of corporate-level and manual entries, and further that the Company ensure adequate segregation of duties in the preparation and approval of such entries.

      - Appropriateness of the Concessionaire Business Model in Latin American Countries. KPMG noted that during 2000, analysis by the Company's worldwide audit function indicated that certain issues existed with respect to this business model, including that certain concessionaires may lack economic substance independent of the Company, and that certain business practices involving concessionaires resulted in allowances with respect to receivables in 2000. KPMG suggested periodic assessment of the financial position of prospective and existing concessionaires, and that the Company monitor its business relationship with them to ensure that they are substantive independent distributors of the Company's products.

In addition to those items, KPMG noted that organizational changes, including the Company's turnaround program and associated reductions in headcount, had and would continue to stress the Company's internal control structure. KPMG recommended that the Company take steps to ensure that issues likely to impact the control environment receive appropriate management attention. KPMG also recommended improved balance sheet account reconciliation and analysis on a global basis, in particular with respect to intercompany balances.

The foregoing matters were considered by KPMG in connection with their 2000 audit and did not result in any adverse opinion or disclaimer of opinion or any qualification or modification as to uncertainty, audit scope or accounting principles. KPMG's auditor's report dated May 30, 2001 contained a separate paragraph stating that the Company's 1999 and 1998 consolidated financial statements had been restated.

The Company commenced actions in fiscal 2000 and expanded actions in fiscal 2001 which, collectively, it believes have addressed the above-discussed matters.

The Company has provided KPMG a copy of this Report and requested KPMG to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made herein. A copy of such letter, dated October 4, 2001, is filed as an Exhibit to the Company's Form 8-K."

                                    PART III

The information contained in Exhibit 99.2 to this Annual Report on Form 10-K is hereby incorporated herein in response to this part.

Executive Officers of Xerox

The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Anne
M. Mulcahy, Chairman of the Board and CEO and Thomas J. Dolan, Senior Vice President, are sister and brother. There are no other family relationships between any of the executive officers named.

Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

                                                                                Year
                                                                              Appointed
                                                                             to Present     Officer
             Name              Age            Present Postion                 Position       Since
             ----              ---            ---------------                 --------       -----
Anne M. Mulcahy*               49       Chairman of the Board and               2002         1992
                                        Chief Executive Officer

Carlos Pascual                 56       Executive Vice President                2000         1994
                                        President, Developing Markets
                                        Operations

Lawrence A. Zimmerman          59       Senior Vice President and               2002         2002
                                        Chief Financial Officer

Ursula M. Burns                43       Senior Vice President                   2001         1997
                                        President Document Systems
                                        and Solutions Group

Thomas J. Dolan                57       Senior Vice President                   2001         1997
                                        President, Xerox Global Services

James A. Firestone             47       Senior Vice President                   2001         1998
                                        President, Corporate Operations
                                        Group

Herve J. Gallaire              57       Senior Vice President                   2001         1997
                                        President, Xerox Innovation Group
                                        and Chief Technology Officer

Gilbert J. Hatch               52       Senior Vice President                   1999         1997
                                        President, Office Systems Group

Michael C. MacDonald           47       Senior Vice President                   2000         1997
                                        President, North American
                                        Solutions Group

* Member of Xerox Board of Directors.

                                                                                Year
                                                                              Appointed
                                                                             to Present     Officer
             Name              Age           Present Position                 Position       Since
             ----              ---           ----------------                 --------       -----

Hector J. Motroni              58       Senior Vice President and               1999          1994
                                        Chief Staff Officer

Christina E. Clayton           54       Vice President and                      2000          2000
                                        General Counsel

Jean-Noel Machon               49       Vice President                          2000          2000
                                        President, European Solutions
                                        Group

James J. Miller                50       Vice President                          2001          2000
                                        President, Office Printing
                                        Business

Gregory B. Tayler              44       Vice President and Treasurer            2001          2000

Leslie F. Varon                45       Vice President and Secretary            2001          2001

Gary R. Kabureck               48       Assistant Controller and                2001          2000
                                        Chief Accounting Officer

Each officer named above, with the exception of Lawrence A. Zimmerman and James
A. Firestone, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 2002, Mr. Zimmerman had been with System Software Associates, Inc. where he was Executive Vice President and Chief Financial Officer from 1998 - 1999. Prior to that he retired from International Business Machines Corporation (IBM) where he was Senior Finance Executive for IBM's Server Division from 1996 - 1998, Vice President of Finance for Europe, Middle East and Africa Operations from 1994 - 1996 and IBM Corporate Controller from 1991 - 1994. He held various other positions at IBM from 1967 - 1991.

Prior to joining Xerox in 1998, Mr. Firestone had been with IBM where he was General Manager, Consumer Division from 1995 to 1998. He was President, Consumer Services at Ameritech Corporation from 1993 to 1995. Prior to this he was with American Express Company where he was President, Travelers Cheques in 1993, Executive Vice President, Small Business and Corporate Services from 1989 to 1993, President, Travel Related Services-Japan from 1984 to 1989, Vice President, Finance and Planning, Travel Related Services-Japan from 1982 to 1984 and he held various other positions at American Express in Japan and at their headquarters from 1978 to 1982.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) (1) Index to Financial Statements and financial statement schedules, filed as part of this report:

            Report of Independent Accountants

            Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001

            Consolidated Balance Sheets as of December 31, 2001 and 2000

            Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

            Consolidated Statements of Common Shareholders' Equity for each of the years in the three-year period ended December 31, 2001

            Notes to Consolidated Financial Statements

         Financial Statement Schedule

            II--Valuation and qualifying accounts

            All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

         (2) Supplementary Data:

            Quarterly Results of Operations

            Five Years in Review

            Commercial and Industrial (Article 5) Schedule

         (3) The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

      (b) Current Reports on Form 8-K dated October 2, 2001, October 3, 2001, October 12, 2001, November 16, 2001, November 19, 2001, November 20, 2001, November 27, 2001, December 20, 2001 and December 27, 2001 reporting Item 5 "Other Events" and a Current Report on Form 8-K dated September 28, 2001 (filed October 5, 2001) reporting Item 4 "Changes in Registrant's Certifying Accountant" and Item 5 "Other Events" were filed during the last quarter of the period covered by this Report.

      (c) The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2002 Proxy Statement are preceded by an asterisk (*).

      (d) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b), including
            (1) separate financial statements of subsidiaries not consolidated and fifty-percent-or-less-owned persons, (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XEROX CORPORATION

                                        By:  /S/ Anne M. Mulcahy
                                           ---------------------
                                             Chairman of the Board and
                                             Chief Executive Officer

June 28, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

June 28, 2002

Signature                        Title
---------                        -----

Principal Executive Officer:

/S/ Anne M. Mulcahy              Chairman of the Board, Chief Executive Officer
-------------------------------  and Director
    Anne M. Mulcahy


Principal Financial Officer:

/S/ Lawrence A. Zimmerman        Senior Vice President and Chief Financial
------------------------------   Officer
    Lawrence A. Zimmerman


Principal Accounting Officer:

/S/ Gary R. Kabureck             Assistant Controller and Chief Accounting
-------------------------------  Officer
    Gary R. Kabureck

/S/ Antonia Ax:son Johnson       Director
-------------------------------
    Antonia Ax:son Johnson


/S/ Vernon E. Jordan, Jr.        Director
-------------------------------
    Vernon E. Jordan, Jr.


/S/ Yotaro Kobayashi             Director
-------------------------------
    Yotaro Kobayashi


/S/ Hilmar Kopper                Director
-------------------------------
    Hilmar Kopper


/S/ Ralph S. Larsen              Director
-------------------------------
    Ralph S. Larsen


/S/ George J. Mitchell           Director
-------------------------------
    George J. Mitchell


/S/ N. J. Nicholas, Jr.          Director
-------------------------------
    N. J. Nicholas, Jr.


/S/ John E. Pepper               Director
-------------------------------
    John E. Pepper


/S/ Martha R. Seger              Director
-------------------------------
    Martha R. Seger


/S/ Thomas C. Theobald           Director
-------------------------------
    Thomas C. Theobald

        Report of Independent Accountants on Financial Statement Schedule

     To the Board of Directors of Xerox Corporation

     Our audit of the consolidated financial statements referred to in our report dated June 26, 2002, appearing in the 2001 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
     Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     As discussed in Note 2, the Company has restated its consolidated financial statements for the years ended December 31, 2000 and 1999, previously audited by other independent accountants.


     /s/ PricewaterhouseCoopers LLP

     PricewaterhouseCoopers LLP
     Stamford, Connecticut
     June 26, 2002

SCHEDULE II

                        Valuation and Qualifying Accounts
                   Year ended December 31, 2001, 2000 and 1999

                                                                                 Additions
                                                              Additions         charged to
                                            Balance at        charged to       other income        Deductions         Balance
                                             beginning         bad debt          statement       and other, net       at end
(in millions)                                of period       provision (1)      accounts(1)     of recoveries (2)    of period
------------------------------------------------------------------------------------------------------------------------------
2001
Allowance for Losses on:
   Accounts Receivable                         $289               $154              $30               $167             $306
   Finance Receivables                          345                284               38                299              368
                                               ----------------------------------------------------------------------------

                                               $634               $438              $68               $466             $674
                                               ============================================================================

2000*
Allowance for Losses on:
   Accounts Receivable                         $148               $299              $58               $216             $289
   Finance Receivables                          331                174               82                242              345
                                               ----------------------------------------------------------------------------
                                               $479               $473             $140               $458             $634
                                               ============================================================================

1999*
Allowance for Losses on:
   Accounts Receivable                         $105               $202              $16               $175             $148
   Finance Receivables                          328                184               48                229              331
                                               ----------------------------------------------------------------------------
                                               $433               $386              $64               $404             $479
                                               ============================================================================

*  As Restated

(1) Bad debt provisions relate to estimated losses due to credit and similar uncollectibility issues. Other provisions relate to reserves necessary to reflect other customer events of non payments such as customer accommodations and contract terminations due to certain contractual clauses for governmental customers.

(2) Primarily write-offs, but also includes reclassifications from other balance sheet accounts and the impact of foreign currency translation adjustment.

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

    Incorporated by reference to Exhibit 3(a) to Amendment No. 5 to Registrant's Form 8-A Registration Statement dated February 8, 2000.

    (b) By-Laws of Registrant, as amended through January 1, 2002.

(4) (a)(1) Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors (the "December 1991 Indenture").

    Incorporated by reference to Exhibit 4(a) to Registration Nos. 33-44597, 33-49177 and 33-54629.

        (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

    Incorporated by reference to Exhibit 4 (a)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    (b)(1) Indenture dated as of September 20, 1996, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors (the "September 1996 Indenture").

    Incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-13179.

        (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the September 1996 Indenture.

    Incorporated by reference to Exhibit 4 (b)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    (c)(1) Indenture dated as of January 29, 1997, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) ("Bank One"), as trustee (the "January 1997 Indenture"), relating to Registrant's Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures").

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

    Incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-24193.

        (7) Registration Rights Agreement dated January 29, 1997, among Registrant, Xerox Capital Trust I and the initial purchasers named therein.

    Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.

        (8) Instrument of Resignation, Appointment and Acceptance dated as of November 30, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo Bank Minnesota, National Association ("Wells Fargo"), as successor Trustee, relating to the January 1997 Indenture.

    (d) (1) Indenture dated as of October 1, 1997, among Registrant, Xerox Overseas Holding Limited (formerly Xerox Overseas Holding PLC), Xerox Capital (Europe) plc (formerly Rank Xerox Capital (Europe) plc) and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant and unlimited amounts of guaranteed debt securities which may be issued from time to time by the other issuers when and as authorized by or pursuant to a resolution or resolutions of the Board of Directors of Registrant or the other issuers, as applicable (the "October 1997 Indenture").

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

    Incorporated by reference to Exhibit 4 (d)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    (e) (1) Indenture dated as of April 21, 1998, between Registrant and Bank One, as trustee, relating to $1,012,198,000 principal amount at maturity of Registrant's Convertible Subordinated Debentures due 2018 (the "April 1998 Indenture").

    Incorporated by reference to Exhibit 4(b) to Registration Statement No. 333-59355.

        (2) Instrument of Resignation, Appointment and Acceptance dated as of July 26, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture (the "April 1998 Indenture Trustee Assignment").

        (3) Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.

    (f) Indenture, dated as of July 1, 2001, between Xerox Equipment Lease Owner Trust 2001-1 ("Trust") and U.S. Bank National Association, as trustee, relating to $513,000,000 Floating Rate Asset Backed Notes issued by the Trust .

    (g) (1) Indenture, dated as of November 27, 2001, between Registrant and Wells Fargo, as trustee, relating to Registrant's 7-1/2% Convertible Junior Subordinated Debentures Due 2021.

        (2) Indenture, dated as of November 27, 2001, between Xerox Funding LLC II and Wells Fargo, as trustee, relating to Xerox Funding LLC II's 7-1/2% Convertible Junior Subordinated Debentures Due 2021.

        (3) Amended and Restated Declaration of Trust of Xerox Capital Trust II, dated as of November 27, 2001, by Registrant, as sponsor, Wells Fargo, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein, relating to Xerox Capital Trust II's 7-1/2% Convertible Trust Preferred Securities and 7-1/2% Convertible Common Securities.

        (4) Pledge Agreement, made as of November 27, 2001, by Xerox Funding LLC II in favor of Wells Fargo, as trustee and for the holders of Xerox Funding LLC II's 7-1/2% Convertible Junior
    Subordinated Debentures Due 2021.

    (h) (1) Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant's 9-3/4% Senior Notes due 2009 (Denominated in U.S. Dollars) (the "January 17, 2002 U.S. Dollar Indenture").

        (2) Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant's 9-3/4% Senior Notes due 2009 (Denominated in Euros) (the "January 17, 2002 Euro Indenture").

        (3) Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant's $600,000,000 9-3/4% Senior Notes due 2009.

        (4) Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant's (euro)225,000,000 9-3/4% Senior Notes due 2009.

        (5) First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

    Incorporated by reference to Exhibit (4)(h)(5) to Registrant's Current Report on Form 8-K dated June 21, 2002.

        (6) First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

    Incorporated by reference to Exhibit (4)(h)(6) to Registrant's Current Report on Form 8-K dated June 21, 2002.

    (i) Indenture dated as of October 2, 1995, between Xerox Credit Corporation ("XCC") and State Street Bank and Trust Company ("State Street"), as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors.

    Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement Nos. 33-61481 and 333-29677.

    (j) (1) Indenture dated as of April 1, 1999, between XCC and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC's Board of Directors or Executive Committee of the Board of Directors (the "April 1999 XCC Indenture").

    Incorporated by reference to Exhibit 4(a) to XCC's Registration Statement No. 33-61481.

        (2) Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among XCC, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the April 1999 XCC Indenture.

     Incorporated by reference to Exhibit 4 (h)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    (k) $7,000,000,000 Revolving Credit Agreement, dated October 22, 1997, among Registrant, XCC and certain Overseas Borrowers, as Borrowers, various lenders and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and Bank One, as Agents.

    Incorporated by reference to Exhibit 4(h) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

    (l) (1) Amended and Restated  Revolving Credit Agreement,  dated as of
    June 21, 2002, among Registrant and Overseas Borrowers, as Borrowers, various Lenders and Bank One, N.A., JPMorgan Chase Bank, and Citibank, N.A. as Agents (the "Amended Credit Agreement").

    Incorporated by reference to Exhibit 4(l)(1) to Registrant's Current Report on Form 8-K dated June 21, 2002.

         (2) Guarantee and Security Agreement dated as of June 21, 2002 among Registrant, the Subsidiary Guarantors and Bank One, N.A., as Agent, relating to the Amended Credit Agreement.

    Incorporated by reference to Exhibit 4 (l) (2) to Registrant's Current Report on Form 8-K dated June 21, 2002.

         (3) Canadian Guarantee and Security Agreement dated as of June 21, 2002 among Xerox Canada Capital Ltd., the Guarantors and Bank One, N.A., Canada Branch , as Agent, relating to the Amended Credit Agreement.

    Incorporated by reference to Exhibit 4 (l) (3) to Registrant's Current Report on Form 8-K dated June 21, 2002.

         (4) Deed of Guarantee and Indemnity Made June 21, 2002 between Bank One, N.A., as Agent, and Xerox Overseas Holdings Limited and Xerox UK Holdings Limited, as Guarantors, relating to Obligations of Xerox Capital (Europe) plc and the Amended Credit Agreement.

    Incorporated by reference to Exhibit 4 (l) (4) to Registrant's Current Report on Form 8-K dated June 21, 2002.

         (5) Debenture dated June 21, 2002 between Xerox Capital (Europe) plc and Bank One, N.A., as Agent, relating to the Amended Credit Agreement.

    Incorporated by reference to Exhibit 4 (l) (5) to Registrant's Current Report on Form 8-K dated June 21, 2002.

         (6) Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 21, 2002 by Xerox Corporation, as Mortgagor, to Bank One, N.A., as Agent for the Lenders, the Mortgagee, relating to property in the County of Monroe, State of New York and the Amended Credit Agreement.

    Incorporated by reference to Exhibit 4 (l) (6) to Registrant's Current Report on Form 8-K dated June 21, 2002.

    (m) Master Demand Note dated November 20, 2001 between Registrant and Xerox Credit Corporation.

    (n) Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

    (10) The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2002 Proxy Statement are preceded by an asterisk (*).

    *(a) Registrant's Form of Salary Continuance Agreement.

    *(b) Registrant's 1991 Long-Term Incentive Plan, as amended through October 9, 2000.

    Incorporated by reference to Exhibit 10 (b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    (c) Registrant's 1996 Non-Employee Director Stock Option Plan, as amended through May 20, 1999.

    Incorporated by reference to Registrant's Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

    *(d) Description of Registrant's Annual Performance Incentive Plan.

    *(e) 1997 Restatement of Registrant's Unfunded Retirement Income Guarantee Plan, as amended through October 9, 2000.

    Incorporated by reference to Exhibit 10 (e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    *(f) 1997 Restatement of Registrant's Unfunded Supplemental Retirement Plan, as amended through October 9, 2000

    Incorporated by reference to Exhibit 10 (f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    (g) Executive Performance Incentive Plan.

    (h) 1996 Amendment and Restatement of Registrant's Restricted Stock Plan for Directors.

    *(i) Form of severance agreement entered into with various executive officers, effective October 15, 2000

    Incorporated by reference to Exhibit 10 (i)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    *(j) Registrant's Contributory Life Insurance Program, as amended as of January 1, 1999.

    Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

    (k) Registrant's Deferred Compensation Plan for Directors, 1997 Amendment and Restatement, as amended through October 9, 2000.

    Incorporated by reference to Exhibit 10 (k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    *(l) Registrant's Deferred Compensation Plan for Executives, 1997 Amendment and Restatement, as amended through October 9, 2000.

    Incorporated by reference to Exhibit 10 (l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    *(m) letter Agreement dated June 4, 1997 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

    Incorporated by reference to Exhibit 10(m) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997.

    *(n) Registrant's 1998 Employee Stock Option Plan, as amended through October 9, 2000.

    Incorporated by reference to Exhibit 10 (n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    *(o) Registrant's CEO Challenge Bonus Program.

    Incorporated by reference to Exhibit 10 (o) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    *(p)  Separation  Agreement  dated May 11, 2000 between  Registrant and
    G. Richard  Thoman,  former  President and Chief  Executive Officer of
    Registrant.

    Incorporated by reference to Exhibit 10 (p) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

    *(q) Letter Agreement dated December 4, 2000 between Registrant and William F. Buehler, Vice Chairman of Registrant.

    Incorporated by reference to Exhibit 10 (p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    (r) (1) Separation Agreement dated October 3, 2001 between Registrant and Barry D. Romeril, Vice Chairman and Chief Financial
    Officer of Registrant.

    (2) Form of Release between Registrant and Barry D. Romeril, Vice Chairman and Chief Financial Officer of Registrant.

    (s) Letter Agreement dated April 2, 2001 between Registrant and Carlos Pascual, Executive Vice President of Registrant.

    Incorporated by reference to Exhibit 10 (s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

    (t) (1) Master Supply Agreement, dated as of November 30, 2001, between Registrant and Flextronics International Ltd. **

    (12) Computation of Ratio of Earnings to Fixed charges.

    (13) Registrant's 2001 Annual Report to Shareholders.

    (21) Subsidiaries of Registrant.

    (23) Consent of PricewaterhouseCoopers LLP.

    (99.1) Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

    Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated April 11, 2002.

    (99.2) Directors and Officers Information

    ** Pursuant to the Freedom of Information Act, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.