Form 10-K/A
period 2001-12-31
XEROX CORP
filed 2002-07-01
CIK 108772

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

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
              Title of each Class                   Which Registered
              -------------------                   ----------------

Common Stock, $1 par value                       New York Stock Exchange
                                                 Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes:(X)       No: ( )


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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of May 31, 2002 was: $6,525,261,445

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

             Class                          Outstanding at May 31, 2002
             -----                          ---------------------------

             Common Stock, $1 par value................  727,048,629 Shares

                       Documents Incorporated By Reference

Portions of the following documents are incorporated herein by reference:

Document                                                   Part of 10-K in Which
--------                                                   ---------------------
Incorporated
------------

Xerox Corporation 2001 Annual Report to Shareholders     I & II


                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8 K

(a) (1) Index to Financial Statements and financial statement schedules, filed as part of this report:

            Financial Statements

                Report of Independent Accountants

                Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001.

                Consolidated Balance Sheets as of December 31, 2001 and 2000.

                Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001.

                Consolidated Statements of Common Shareholders' Equity for each of the years in the three-year period ended December 31, 2001.

                Notes to Consolidated Financial Statements.

            Financial Statement Schedules

                I -- Financial Statements of Fuji Xerox Co., Ltd, (financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

                Consolidated Balance Sheets as of December 31, 2000 and 1999

                Consolidated Statements of Income for each of the years in the two-year period ended December 31, 2000 and 1999

                Consolidated Statements of Comprehensive Income for each of the years in the two-year period ended December 31, 2000 and 1999

                Consolidated Statements of Stockholders' Equity for each of the years in the two-year period ended December 31, 2000 and 1999

                Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2000 and 1999

                Notes to Consolidated Financial Statements

           II--Valuation and qualifying accounts.


All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

      (2)  Supplementary Data:

               Quarterly Results of Operations.

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

                                               XEROX CORPORATION

                                         By: /S/ Gary R. Kabureck
                                             --------------------
                                             Assistant Controller and Chief
                                             Accounting Officer

July 1, 2002




SCHEDULE I




                 Financial Statements of Fuji Xerox Co., Ltd.

       (Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

                     FUJI XEROX CO., LTD. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                  (With Independent Auditors' Report Thereon)

                              [LETTERHEAD OF KPMG]

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Fuji Xerox Co., Ltd.:

We have audited the accompanying consolidated balance sheets of Fuji Xerox Co., Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuji Xerox Co., Ltd. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.


/s/ KPMG


February 27, 200l

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                      (Yen in millions, except share data)

                                                                      2000        1999
                                                                      ----        ----
Assets
------
Current assets:
  Cash and cash equivalents                                   (Yen)  38,566      72,586
  Marketable securities (note 3)                                         73          82
  Receivables (notes 4 and 17)                                      196,176     177,661
  Finance receivables (note 5)                                       23,791      16,117
  Inventories (notes 6 and 17)                                       83,275      75,102
  Prepaid expenses and other current assets (notes 7 and 12)         19,843      17,984
                                                                    -------     -------
        Total current assets                                        361,724     359,532
                                                                    -------     -------

Finance receivables (note 5)                                         49,722      32,602
Investments (notes 3 and 8)                                          49,818      57,640
Net property, plant and equipment (note 9)                          190,550     184,335
Deferred income tax charges (note 12)                                23,652      22,075
Goodwill, less accumulated amortization (note 21)                    85,204      27,018
Other assets, at cost, less applicable amortization (note 14)        41,730      35,909
                                                                    -------     -------

                                                              (Yen) 802,400     719,111
                                                                    =======     =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Short-term debt (note 10)                                   (Yen) 162,512     111,287
  Payables (notes 11 and 17)                                        138,140     132,277
  Income taxes (note 12)                                              8,728       6,526
  Accrued expenses and other current liabilities (note 13)           50,981      51,227
                                                                    -------     -------
       Total current liabilities                                    360,361     301,317
                                                                    -------     -------

Long-term debt, excluding current installments (note 10)             50,911      30,304
Retirement and severance benefits (note 14)                          74,264      77,699
                                                                    -------     -------
        Total liabilities                                           485,536     409,320
                                                                    -------     -------

Minority interests                                                   23,252      19,412

Stockholders' equity:
  Common stock, (Yen)500 par value. Authorized
    80,000,000 shares; issued 40,000,000 shares                      20,000      20,000
  Legal reserve (note 15)                                             5,773       5,610
  Retained earnings (note 15)                                       285,148     278,188
  Accumulated other comprehensive loss (note 16)                    (17,309)    (13,419)
                                                                    -------     -------
       Total stockholders' equity                                   293,612     290,379

Commitments and contingencies (note 20)                             -------     -------

                                                              (Yen) 802,400     719,111
                                                                    =======     =======

See accompanying notes to consolidated financial statements.

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                        Consolidated Statements of Income

                     Years ended December 31, 2000 and 1999

                                (Yen in millions)

                                                             2000        1999
                                                             ----        ----

Operating revenues (note 17):
  Sales                                               (Yen) 316,156     308,095
  Service and rentals                                       339,947     338,483
  Other                                                     249,530     230,144
                                                            -------     -------
    Total operating revenues                                905,633     876,722
                                                            -------     -------
Costs and expenses (note 17):
  Cost of sales                                             229,476     233,760
  Cost of service and rentals                               124,852     118,025
  Other                                                     160,366     153,267
                                                            -------     -------
                                                            514,694     505,052
  Research and development expenses                          66,322      66,470
  Selling, general and administrative expenses              291,849     267,953
                                                            -------     -------
     Total costs and expenses                               872,865     839,475
                                                            -------     -------

     Operating income                                        32,768      37,247

Other income (deductions):
  Interest income                                             6,590       6,579
  Interest expenses                                          (5,041)     (5,223)
  Exchange gains (losses)                                    (1,330)        189
  Other, net                                                  1,769        (182)
                                                            -------     -------
                                                              1,988       1,363
                                                            -------     -------

    Income before income taxes and minority interests        34,756      38,610

Income taxes (note 12):
   Current                                                   12,656      15,180
   Deferred                                                   3,074       7,623
                                                            -------     -------
                                                             15,730      22,803
                                                            -------     -------

     Income before minority interests                        19,026      15,807

Minority interests                                            3,903       3,377
                                                            -------     -------

     Net income                                       (Yen)  15,123      12,430
                                                            =======     =======

See accompanying notes to consolidated financial statements.

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                    Consolidated Statements of Comprehensive Income

                     Years ended December 31, 2000 and 1999

                                (Yen in millions)

                                                                  2000    1999
                                                                  ----    ----

Net income                                                  (Yen) 15,123 12,430
Other comprehensive income (loss), net of tax (note 16):
   Change in net unrealized gains (losses) on securities          (3,075) 4,112
   Foreign currency translation adjustments                        5,354 (7,857)
   Minimum pension liability adjustment                           (6,169) 5,066
                                                                  ------  -----
        Other comprehensive income (loss)                         (3,890) 1,321
                                                                  ------  -----

        Comprehensive income                                (Yen) 11,233 13,751
                                                                  ====== ======

See accompanying notes to consolidated financial statements.

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2000 and 1999

                               (Yen in millions)

                                                                                           Accumulated
                                                                                              other          Total
                                                                      Legal    Retained   comprehensive   stockholders'
                                                     Common stock    reserve   earnings    income (loss)    equity
                                                     ------------    -------   --------    -------------    ------
Balance at December 31, 1998                            20,000        5,475     275,393      (14,740)        286,128
                                                                                                             -------

Comprehensive income:
   Net income                                               --           --      12,430           --          12,430
   Other comprehensive income                               --           --          --        1,321           1,321
                                                                                                             -------
     Comprehensive income                                                                                     13,751
                                                                                                             -------

Cash dividends (note 15)                                    --          135      (9,635)          --          (9,500)
                                                        ------        -----     -------      -------         -------

Balance at December 31, 1999                            20,000        5,610     278,188      (13,419)        290,379
                                                                                                             -------
Comprehensive income (loss):
   Net income                                               --           --      15,123           --          15,123
   Other comprehensive loss                                 --           --          --       (3,890)         (3,890)
                                                                                                             -------
     Comprehensive income                                                                                     11,233
                                                                                                             -------

Cash dividends (note 15)                                    --          163      (8,163)          --          (8,000)
                                                        ------        -----     -------      -------         -------

Balance at December 31, 2000                  (Yen)     20,000        5,773     285,148      (17,309)        293,612
                                                        ======        =====     =======      =======         =======

 See accompanying notes to consolidated financial statements.

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999

                                (Yen in millions)

                                                                                           2000               1999
                                                                                           ----               ----
Cash flows from operating activities:
     Net income                                                                  (Yen)    15,123             12,430
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                                   63,386             62,039
          Loss on disposal of inventories                                                  2,534              2,441
          Deferred income taxes                                                            3,074              7,623
          Loss on disposal of property, plant and equipment                                8,388              6,980
          Equity in earnings of affiliates                                                (1,091)            (2,209)
          Minority interests in earnings of subsidiaries                                   3,903              3,377
          Increase in receivables                                                        (11,639)           (22,409)
          Increase in finance receivables                                                 (1,774)            (7,204)
          Increase in inventories                                                         (5,913)            (4,610)
          Increase (decrease) in payables                                                  2,869             (1,497)
          Decrease in retirement and severance benefits                                  (20,771)            (5,594)
          Increase (decrease) in income taxes                                              2,022            (14,353)
          Increase (decrease) in accrued expenses                                         (5,662)             1,433
          Other, net                                                                     (11,073)           (11,485)
                                                                                        --------            -------
                Net cash provided by operating activities                                 43,376             26,962
                                                                                        --------            -------

   Cash flows from investing activities:
        Proceeds from sale of property, plant and equipment                                2,143              2,083
        Capital expenditures                                                             (65,270)           (58,132)
        Decrease in marketable securities and investments                                  3,241             18,667
        Payment for acquisition of Xerox (Hong Kong) Limited and
            Xerox China Investments (Bermuda) Limited, net of cash acquired              (59,232)                 -
        Payment for acquisition of printer business                                       (6,957)                 -
        Other, net                                                                         3,954              2,098
                                                                                        --------            -------
                Net cash used in investing activities                                   (122,121)           (35,284)
                                                                                        --------            -------

   Cash flows from financing activities:
        Proceeds from long-term debt                                                      54,461             59,587
        Repayment of long-term debt                                                      (33,990)           (40,164)
        Increase in short-term debt, net                                                  31,981             27,436
        Dividends paid                                                                    (8,000)            (9,500)
                                                                                        --------            -------
                Net cash provided by financing activities                                 44,452             37,359
                                                                                        --------            -------

   Effect of exchange rate changes on cash and cash equivalents                              273               (499)
                                                                                        --------            -------

   Net increase (decrease) in cash and cash equivalents                                  (34,020)            28,538
   Cash and cash equivalents at beginning of period                                       72,586             44,048
                                                                                        --------            -------

   Cash and cash equivalents at end of period                                    (Yen)    38,566             72,586
                                                                                        ========            =======

See accompanying notes to consolidated financial statements.

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 200O and 1999

                            (All amounts in millions)


(1)  Summary of Significant Accounting Policies
     ------------------------------------------
     (a)  Description of Business
          -----------------------
          Fuji Xerox Co., Ltd. (Fuji Xerox Group or the Company) is a joint venture owned by Fuji Photo Film Co., Ltd. and Xerox Limited of the United Kingdom.

          The Fuji Xerox Group's territory, as established by Xerox Corporation extends to the Asia Pacific and Oceania regions and the Company has four factories in Japan, one in Shenzhen, China, and one in Korea.

          The Company's principal business as a member of the worldwide Xerox Group is the manufacturing and selling of office automation equipment such as copiers and low-end laser printers, collectively referred to as the Document Services Business. Other businesses include logistics and educational services.

          The consolidated revenues of (Yen)905,633 for the year ended December 31, 2000 include the Document Service Business (96%) and other businesses (4%). Domestic revenues and overseas revenues from Southeast Asia, Oceania and other regions represented 90% and 10% of total revenues, respectively.

      (b) Consolidation Policy
          --------------------
          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

          Investments in affiliates in which the Company's ownership is 20% to 50% are accounted for by the equity method.

      (c) Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      (d) Marketable Securities and Investment Securities
          -----------------------------------------------
          The Company has classified its marketable and investment securities as available-for-sale which are reported at fair value with unrealized gains and losses, net of related taxes, excluded from the statement of income and included in other comprehensive income (loss) to be reported as a separate component of stockholders' equity. The Company did not hold any trading securities or held-to-maturity securities at December 31, 2000 and 1999. Realized gains and losses on the sale of available-for-sale securities are determined by the moving-average method.

      (e) Inventories
          -----------
          Inventories are stated at the lower of cost or market value, cost generally being determined by the average method.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


(f)  Revenue Recognition
     -------------------
     Revenues from sales-type leases of xerographic machines to customers are recognized at the inception of the lease. Associated interest income is recognized using the actuarial method with the allocation based on the net investment in outstanding leases. Revenue from xerographic machines under other leases is accounted for as operating leases; the rentals under such leases are included in revenue as earned over the terms of the respective leases.

 (g) Depreciation
     ------------
     Depreciation of property, plant and equipment other than the rental machines acquired after January 1, 1999 is computed principally by the declining balance method based on estimated useful lives. The rental machines acquired after January 1, 1999 are depreciated using the straight-line method over the estimated useful lives.

 (h) Goodwill
     --------
     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on a straight-line basis over periods of between 20 to 40 years. The Company reviews the carrying value for impairment whenever events in circumstances indicate that the carrying amount may not be recoverable.

 (i) Income Taxes
     ------------
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the period in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (j) Foreign Currency Translation
     ----------------------------
     Foreign currency financial statements have been translated into Japanese yen at the rates of exchange in effect at the balance sheet date for assets and liabilities and the average exchange rates prevailing during the period for revenue and expense items. Gains and losses resulting from foreign currency transactions are included in other income (deductions), and those resulting from translation of financial statements are excluded from the statements of income and are included in other comprehensive income (loss) to be accumulated in the balance sheet.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


     (k)  Derivative Financial Instruments
          --------------------------------
          The Company and certain of its subsidiaries have entered into foreign exchange contracts and interest rate agreements for hedging currency and interest rate exposures. These instruments include foreign currency forward contracts, currency swap agreements and interest rate swap agreements. Gains and losses on foreign exchange instruments are recognized in the same period in which gains and losses from the transaction being hedged are recognized. The difference in amounts to be paid or received on interest rate swap agreements is recognized over the life of the agreement as an adjustment to interest expense.

          In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133", was also issued. Both standards establish accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Both standards require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133, as amended, and No. 138 are effective for fiscal years beginning after June l5, 2000. The Company will adopt SFAS No. 133 and No. 138 as of January 1, 200l. The cumulative effect of adjustments upon the adoption of SFAS No. 133 and No. 138, net of the related income tax effect, resulted in an increase in net income of approximately
          (Yen)197 and an increase in other comprehensive income of approximately (Yen)376. Management does not believe that adoption of SFAS No. 133 and No. 138 will significantly alter the Company's hedging strategies.

     (1)  Use of Estimates
          ----------------
          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  Basis of Financial Statement Presentation
     -----------------------------------------
     The Company and its domestic subsidiaries maintain their books of account in conformity with financial accounting standards of Japan, and its foreign subsidiaries in conformity with those of the countries of their domicile. However, the consolidated financial statements presented herein have been prepared in a manner and reflect the adjustments which are necessary in order for them to conform with United States generally accepted accounting principles.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


(3)  Marketable Securities and Investment Securities
     -----------------------------------------------
     Marketable securities and investment securities consist of available-for-sale securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for such securities by major security type at December 31, 2000 and 1999 are summarized as follows:

                                                                          Gross       Gross
                                                                       unrealized   unrealized
                                                           Amortized     holding      holding     Fair
                                                              cost        gains       losses      value
                                                              ----        -----       ------      -----
     2000
     ----
       Current:
            Bank debt securities                                 73           --          --          73
                                                            -------      -------      ------      ------

                                                     (Yen)       73           --          --          73
                                                            =======      =======      ======      ======

       Non-current:
            Japanese and foreign government
              bond securities                        (Yen)      100           14          --         114
            Corporate debt securities                           191            1           1         191
            Bank debt securities                                  5           --          --           5
            Equity securities                                 2,432          697         445       2,684
                                                            -------      -------      ------      ------

                                                     (Yen)    2,278          712         446       2,994
                                                            =======      =======      ======      ======

                                                                         Gross       Gross
                                                                       unrealized unrealized
                                                            Amortized    holding    holding       Fair
                                                              Cost        gains      losses       Value
                                                              ----        -----      ------       -----
     1999
     ----
     Current:
            Japanese and foreign government
              bond securities                        (Yen)       28           --          --          28
            Bank debt securities                                 53           --          --          53
            Equity securities                                     1           --          --           1
                                                            -------      -------      ------      ------
                                                     (Yen)       82           --          --          82
                                                            =======      =======      ======      ======
     Non-current:
            Japanese and foreign government
              bond securities                        (Yen)      101           16          --         117
            Corporate debt securities                           186            4           1         189
            Bank debt securities                                  5           --          --           5
            Equity securities                                 4,517        8,026       2,477      10,066
                                                            -------      -------      ------      ------

                                                     (Yen)    4,809        8,046       2,478      10,377
                                                            =======      =======      ======      ======

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


    Maturities of marketable securities and investment securities classified as available-for-sale at December 31, 2000 are summarized as follows:

                                                            Amortized     Fair
                                                              Cost       Value
                                                              ----       -----

       Due within one year                            (Yen)      73          13
       Due after one year through five years                    295         309
       Due after five years                                       1           1
       Equity securities                                      2,432       2,684
                                                            -------     -------

                                                      (Yen)   2,801       3,067
                                                            =======     =======

    Proceeds from the sale of available-for-sale securities for the years ended December 31, 2000 and 1999 were (Yen)3,954 and (Yen)2,098, respectively. On those sales, gross realized gains from the sale of available-for-sale securities for the years ended December 31, 2000 and 1999 were (Yen)2,475 and (Yen)1,297, respectively.

(4) Receivables
    -----------
    Receivables at December 31, 2000 and 1999 are summarized as follows:

                                                              2000        1999
                                                              ----        ----
       Trade:
        Notes                                         (Yen)  15,251      16,583
        Accounts                                            168,905     147,296
       Other                                                 13,776      15,170
                                                            -------     -------
                                                            197,932     179,049
       Less allowance for doubtful receivables               (1,756)     (1,388)
                                                            -------     -------

                                                      (Yen) 196,176     177,661
                                                            =======     =======

(5) Finance Receivables
    -------------------
    Finance receivables represent sales-type leases resulting from the marketing of the Company's business machines. The components of finance receivables at December 31, 2000 and 1999 are as follows:

                                                              2000        1999
                                                              ----        ----

       Gross receivables                              (Yen)  89,884      60,133
       Unearned income                                      (14,306)    (10,139)
       Less allowance for doubtful receivables               (2,065)     (1,275)
                                                            -------     -------
                                                             73,513      48,719
       Less current portion                                 (23,791)    (16,117)
                                                            -------     -------

                                                      (Yen)  49,722      32,602
                                                            =======     =======

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


(6)  Inventories
     -----------
     Inventories at December 31, 2000 and 1999 are summarized as follows:

                                                                  2000    1999
                                                                  ----    ----

        Merchandise                                      (Yen)   51,602  48,892
        Parts                                                     5,826   5,766
        Raw materials                                            10,049   7,585
        Work in process                                          11,021   8,410
        Supplies                                                  4,777   4,449
                                                                 ------  ------
                                                         (Yen)   83,275  75,102
                                                                 ======  ======

(7)  Prepaid Expenses and Other Current Assets
     -----------------------------------------
     Prepaid expenses and other current assets at December
     31, 2000 and 1999 comprise the following:

                                                                   2000   1999
                                                                   ----   ----

        Advance payments                                 (Yen)      873     939
        Deferred income tax charges-current                      11,172  11,089
        Other                                                     7,798   5,956
                                                                 ------  ------
                                                         (Yen)   19,843  17,984
                                                                 ======  ======
(8)  Investments
     -----------
     Investments at December 31, 2000 and 1999 are summarized as follows:

                                                                   2000   1999
                                                                   ----   ----

        Investments in affiliates                        (Yen)   13,567  12,087
        Investment securities                                     5,244  12,550
        Lease and other deposits                                 31,007  33,003
                                                                 ------  ------
                                                         (Yen)   49,818  57,640
                                                                 ======  ======

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)

(9)  Property, Plant and Equipment
     -----------------------------
     Property, plant and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                                           Accumulated      Net book
                                                                Cost      depreciation       Value
                                                                ----      ------------       -----
     2000
     ----

         Rental machines                              (Yen)    85,945        49,308          36,637
         Land                                                  20,369             -          20,369
         Buildings and structures                             144,296        78,806          65,490
         Machinery and equipment                               52,294        35,689          16,605
         Vehicles                                               4,596         3,128           1,468
         Tools, furniture and fixtures                        167,103       120,823          46,280
         Construction in progress                               3,701             -           3,701
                                                            ---------     ---------        --------

                                                      (Yen)   478,304       287,754         190,550
                                                            =========     =========        ========

                                                                          Accumulated       Net book
                                                                Cost      depreciation       Value
                                                                ----      ------------       -----

     1999
     ----

         Rental machines                              (Yen)    74,083        43,915          30,168
         Land                                                  20,114             -          20,114
         Buildings and structures                             143,331        75,298          68,033
         Machinery and equipment                               53,406        37,223          16,183
         Vehicles                                               4,287         2,870           1,417
         Tools, furniture and fixtures                        157,076       114,297          42,779
         Construction in progress                               5,641             -           5,641
                                                            ---------     ---------        --------
                                                      (Yen)   457,938       273,603         184,335
                                                            =========     =========        ========

(10) Short-term Debt and Long-term Debt
     ----------------------------------
     Short-term debt at December 31, 2000 and 1999 are summarized as follows:

                                                                              2000            1999
                                                                              ----            ----

         Short-term debt, mainly to banks                           (Yen)    99,231          27,297
         Commercial paper                                                    25,000          50,000
         Current installments of long-term debt                              38,281          33,990
                                                                          ---------        --------

                                                                    (Yen)   162,512         111,287
                                                                          =========        ========

     The weighted average interest rate on short-term debt, mainly to banks, at December 31, 2000 was 2.6%.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)

     Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                                  2000    1999
                                                                  ----    ----

     Unsecured yen medium term notes maturing from 2002
      through 2006 bearing interest from 0.8% to 2.0%      (Yen) 13,000  13,000
     Unsecured yen medium term notes maturing from 2001
      through 2003 bearing interest from 5.5% to 7.1%            10,863   7,901
     Unsecured yen bonds maturing from 2007 through
      2010 bearing interest from 1.6% to 2.0%                    15,000       -
     Unsecured loans from banks and insurance companies,
      interest ranging from 0.7% to 12.8% per annum              50,329  43,393
                                                                ------- -------
                                                                 89,192  64,294
     Less current installments                                  (38,281)(33,990)
                                                                ------- -------

     Long-term debt, excluding current installments        (Yen) 50,911  30,304
                                                                ======= =======

     The aggregate annual maturities of long-term debt outstanding at December 31, 2000 are as follows:

                    2001                                   (Yen) 38,281
                    2002                                         11,879
                    2003                                          6,574
                    2004                                          6,814
                    2005                                          1,462
                    2006 and thereafter                          24,182
                                                                -------

                                                           (Yen) 89,192
                                                                =======

     As is customary in Japan, both short-term and long-term bank loans are made under general agreements which provide that security and guarantees for present and future indebtedness will be given upon request of the bank, and that the bank shall have the right to offset cash deposits against obligations that have become due or, in the event of default, against all obligations due to the bank.

(11) Payables
     --------
     Payables at December 31, 2000 and 1999 are summarized as follows:

                                                                  2000    1999
                                                                  ----    ----

               Notes                                       (Yen) 25,130  26,383
               Accounts                                         113,010 105,894
                                                                ------- -------

                                                           (Yen)138,140 132,277
                                                                ======= =======

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


(12)  Income Taxes
      ------------
      Total income tax expenses for the years ended December 31, 2000 and 1999 are allocated as follows:

                                                                         2000       1999
                                                                         ----       ----
      Income                                                      (Yen) 15,730     22,803
      Stockholders' equity-accumulated other comprehensive loss         (6,575)     7,489
                                                                        ------     ------

                                                                  (Yen)  9,155     30,292
                                                                        ======     ======

      Due to a change in Japanese income tax regulations, the normal statutory tax rate in Japan was reduced to approximately 42% effective for the business year beginning from April 1, 1999. Current income taxes were calculated at the rate of 47% in effect for the year ended December 31, 1999. Deferred tax assets and liabilities were principally calculated at the rate of 42%. Reconciliation from the Japanese tax rate to the actual income tax rate for the years ended December 31, 2000 and 1999 is as follows:

                                                                 Percent of
                                                                 ----------
                                                               pretax earnings
                                                               ---------------
                                                                2000      1999
                                                                ----      ----
      Japanese statutory tax rate                               42.0      47.0
      Expenses not deductible for tax purposes                   4.1       3.5
      Adjustment to deferred tax assets and liabilities
        for enacted changes in tax laws and rates in Japan       0.8       8.7
      Other                                                     (1.6)     (0.1)
                                                                ----      ----
      Actual income tax rate                                    45.3      59.1
                                                                ====      ====


                                                                  (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

                                                                  2000      1999
                                                                  ----      ----
Deferred tax assets:
     Retirement and severance benefits                   (Yen)   13,562     20,526
     Minimum pension liability adjustment                         4,467         --
     Property, plant and equipment due to difference
        in depreciation rates                                     2,681      2,409
     Inventories due mainly to accrual for obsolescence           4,776      4,175
     Compensated absences                                         1,985      2,375
     Net operating loss carry forwards                              306        619
     Investments and other assets                                 1,839      1,639
     Other                                                       13,873     10,144
                                                                 ------    -------
          Total gross deferred tax assets                        43,489     41,887
          Less valuation allowance                                 (646)    (1,274)
                                                                 ------    -------
          Deferred tax assets                                    42,843     40,613
                                                                 ------    -------

   Deferred tax liabilities:
     Net unrealized gains on marketable securities
        and investment securities                                  (112)   (2,339)
     Reserve for tax purposes                                    (1,802)     (932)
          Other                                                  (6,105)   (4,178)
                                                                 ------    ------
          Total gross deferred tax liabilities                   (8,019)   (7,449)
                                                                 ------    ------

          Net deferred tax assets                        (Yen)   34,824    33,164
                                                                 ======    ======


Net deferred income tax assets at December 31, 2000 and 1999 are reflected in the accompanying consolidated balance sheets under the following captions:

                                                              2000      1999
                                                              ----      ----

Prepaid expenses and other current assets            (Yen)   11,172    11,089
Deferred income tax charges                                  23,652    22,075
                                                             ------    ------

                                                     (Yen)   34,824    33,164
                                                             ======    ======

The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was a decrease of (Yen)628 and (Yen)258, respectively.

At December 31, 2000, certain of the Company and it's subsidiaries have net operating loss carryforwards for income tax purposes of (Yen)1,317, which are available to offset against future taxable income, if any. Of the above, (Yen)83 will expire within 5 years.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


      The Company has not recognized a deferred tax liability of approximately
      (Yen)4,469 for the undistributed earnings of its foreign subsidiaries that arose in December 31, 2000 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. As of December 31, 2000 the undistributed earnings of these subsidiaries were approximately
      (Yen)24,927. Deferred income taxes have also not been provided on undistributed earnings of domestic companies as such earnings, if distributed in the form of dividends, are not taxable under present tax laws.

      The Company's tax returns have been examined by the tax authorities through the year ended December 31, 1999.

(13)  Accrued Expenses and Other Current Liabilities
      ----------------------------------------------
      Accrued expenses and other current liabilities at December 31, 2000 and 1999 comprise the following:

                                                               2000       1999
                                                               ----       ----

        Accrued expenses                               (Yen)  32,777     34,810
        Accrued royalty                                        3,281      3,448
        Advances from customers                                4,534      3,593
        Other                                                 10,389      9,376
                                                             -------    -------
                                                       (Yen)  50,981     51,227
                                                             =======    =======

(14)  Retirement and Severance Benefits
      ---------------------------------
      Upon retirement or termination of employment for reasons other than dismissal for cause, employees of the Company and its domestic subsidiaries are entitled to lump-sum payments, or lump-sum and pension annuity payments, based on their current rate of pay and length of service.

      The Company and domestic subsidiaries have adopted a policy of partially funding the liability through payments to a trusted pension fund. Such payments constitute the funding of the current costs of a portion of the liability under the plan and the funding of the related past service costs over an approximately 7-year period.

      In addition to the aforementioned retirement plans, the Company also has an employee welfare pension plan, under which contributions based on salaries and wages are made equally by the employees and the Company to a trust pension fund.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


Certain information required under Statement of Financial Accounting Standards No. 132 has been provided primarily by the trust company as follows:

                                                             2000        1999
                                                             ----        ----

   Benefit obligation at balance sheet dates          (Yen) 361,553     331,610


   Fair value of plan assets at balance sheet dates        (232,992)   (218,302)
                                                            -------     -------

   Funded status                                      (Yen) 128,561     113,308
                                                            =======     =======

   Amounts recognized under defined benefit pension
   plans                                              (Yen)  49,932      69,333
                                                            =======     =======

Net periodic benefit cost, employer contribution, plan participants' contributions and benefits paid for the years ended December 31, 2000 and 1999 are as follows:

                                                              2000       1999
                                                              ----       ----

   Net periodic benefit cost                          (Yen)  18,687      21,604
   Employer contribution                                     31,506      16,981
   Plan participants' contributions                           1,498       1,511
   Benefits paid                                              8,640       4,963

The main assumptions used in computing the information above are as follows:

                                                              2000       1999
                                                              ----       ----

   Weighted-average discount rate                             3.0%       3.5%
   Rate of future compensation increase                       2.5%       3.0%
   Expected long-term rate of return                         4.00%      4.35%

At December 31, 2000, the Company recognized an additional minimum pension liability of (Yen)17,282 and intangible assets of (Yen)6,646 in accordance with Statement Financial Accounting Standards No. 87. The net effect of such recognition resulted in a (Yen)6,169 charge to other comprehensive loss and reduction to stockholders' equity, net of applicable deferred income taxes, during the year ended December 31, 2000.

Payments to directors and statutory auditors, corporate officers and part-time employees are based on separate plans. Amounts of (Yen)4,628 and (Yen)4,263 have been accrued as of December 31, 2000 and 1999, respectively, and are included in the liability for retirement and severance benefits in the accompanying consolidated balance sheets.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


      The Company introduced a "New Flex Retirement Program"(NFR Program) in 1994 and another flex retirement program ("Third Flex Retirement Program"(FR3 Program)) in 1998 which give older employees the opportunity to attain early retirement. Amounts of (Yen)l,583 representing the unpaid retirement benefits for applicants to the NFR Program as of December 31, 1999, respectively, are included in the liability for retirement and severance benefits. The amount of (Yen)2,422 and (Yen)2,520 representing the unpaid retirement benefits for applicants to the FR3 Program as of December 31, 2000 and 1999, respectively, are included in the liability for retirement and severance benefits.

      Total charges to income for these benefits for the years ended December 31, 2000 and 1999 amounted to (Yen)18,543 and (Yen)22,113, respectively.

(15)  Legal Reserve and Cash Dividends
      --------------------------------
      The Japanese Commercial Code provides that an amount equal to at least 10% of appropriations paid in cash be appropriated as a legal reserve until such reserve equals 25% of stated capital. This reserve is not available for dividends but may be used to reduce a deficit or may be transferred to stated capital.

      Cash dividends and appropriations to the legal reserve charged to retained earnings during the years ended December 31, 2000 and 1999 represent dividends paid out during the period and the related appropriations to the legal reserve. The accompanying consolidated financial statements do not include any provision for cash dividends in the amount of (Yen)8,000 proposed by the Company for the year ended December 31, 2000.

 (16) Other Comprehensive Income (Loss)
      ---------------------------------
      The accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2000 and 1999 are summarized as follows:

                                                               2000       1999
                                                               ----       ----

          Net unrealized gains on securities          (Yen)      260      3,335
          Foreign currency translation adjustments           (11,400)   (16,754)
          Minimum pension liability adjustment                (6,169)         -
                                                            --------   --------

                                                      (Yen)  (17,309)   (13,419)
                                                            ========   ========

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


     Related tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2000 and 1999 are as follows:

                                                       Before-tax  Tax (expense) Net-of-tax
                                                         amount      or benefit    amount
                                                         ------      ----------    ------
     2000
     ----
       Unrealized losses on securities:
         Unrealized losses during the year      (Yen)   (2,827)       1,188      (1,639)
         Less: Reclassification adjustment              (2,475)       1,039      (1,436)
                                                        ------     --------      ------
          Net unrealized losses on securities           (5,302)       2,227      (3,075)
                                                        ------     --------      ------
       Foreign currency translation adjustments          5,473         (119)      5,354
       Minimum pension liability adjustment            (10,636)       4,467      (6,169)
                                                        ------     --------      ------

       Other comprehensive loss                 (Yen)  (10,465)       6,575      (3,890)
                                                        ======     ========      ======

                                                       Before-tax  Tax (expense) Net-of-tax
                                                          amount      or benefit   amount
                                                          ------      ----------   ------
     1999
     ----
       Unrealized gains on securities:
         Unrealized gains during the year       (Yen)    8,450       (3,971)      4,479
         Less: Reclassification adjustment              (1,297)         930        (367)
                                                        ------     --------      ------
          Net unrealized gains on securities             7,153       (3,041)      4,112
                                                        ------     --------      ------
       Foreign currency translation adjustments         (7,901)          44      (7,857)
       Minimum pension liability adjustment              9,558       (4,492)      5,066
                                                       -------     --------      ------

       Other comprehensive income               (Yen)    8,810       (7,489)      1,321
                                                        ======     ========      ======

(17) Accounts and Transactions with Stockholder Companies
     ----------------------------------------------------
     The outstanding capital stock of the Company is owned in equal amounts by Fuji Photo Film Co., Ltd. and Xerox Limited.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


      Accounts and transactions with stockholder companies and their affiliates for the years ended December 31, 2000 and 1999 and inventories purchased from such companies and on hand at December 31, 2000 and 1999 are summarized as follows:

Accounts                                          Receivables    Payables
--------                                          -----------    --------

      2000
      ----
      Fuji Photo Film Co., Ltd. and affiliates (Yen)  2,673        1,616
      Xerox Limited and affiliates                    4,924          369
      Xerox Corporation and affiliates               16,919        6,545

      1999
      ----
      Fuji Photo Film Co., Ltd. and affiliates (Yen)  1,261        1,544
      Xerox Limited and affiliates                    3,328          424
      Xerox Corporation and affiliates                9,563        5,716

                                                                        Royalties
                                                                        and other               Inven-
                                                                        expenses    Expenses   tories
Transactions                                         Sales  Purchases     paid     recovered  on hand
------------                                         -----  ---------     ----     ---------  -------
      2000
      -----
      Fuji Photo Film Co., Ltd. and affiliates (Yen)  7,479   5,463         -           -        423
      Xerox Limited and affiliates                   12,083   5,897       159         164      1,994
      Xerox Corporation and affiliates               50,820   9,626    14,527       3,399      1,471

      1999
      ----
      Fuji Photo Film Co., Ltd. and affiliates (Yen)  5,849   5,169         -           -         92
      Xerox Limited and affiliates                   11,907   4,683     1,760         501      3,110
      Xerox Corporation and affiliates               41,847   8,762    12,575       1,013      1,680

(18)  Financial Instruments
      ---------------------
      The Company and its subsidiaries have various financial instruments, including derivative financial instruments, which are exposed to credit-related losses in the event of non-performance by the counterparties. The companies utilize numerous counterparties to ensure that there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. The companies' policies prescribe monitoring of creditworthiness and exposure on a counterparty by counterparty basis.

      The Company and certain subsidiaries operate internationally, giving rise to exposure to market risks from changes in foreign exchange rates and interest rates. Certain derivative financial instruments have been entered into by the companies to manage those exposures. These instruments are held for hedging purposes and include foreign exchange contracts, currency swap agreement, interest rate swap agreements and interest rate and currency swap agreements.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


Foreign exchange contracts and currency swap agreements are agreements to exchange different currencies at a specified exchange rate on a specific future date. Interest rate swap agreements have the effect of changing floating rate debt into fixed rate or fixed rate debt into floating rate. Certain agreements are combinations of interest rate and foreign currency swap transactions. The floating rates are mainly based on the three-month or six-month LIBOR (London Interbank Offered Rate).

The Contracts/Notional Principal Amounts of Derivative Financial Instruments
----------------------------------------------------------------------------
The contracts or notional principal amounts of derivative financial instruments held for purposes other than trading at December 31, 2000 and 1999 are summarized as follows:

                                                                  2000    1999
                                                                  ----    ----

   Foreign exchange contracts:
     To sell foreign currencies                          (Yen)   14,413  12,753
     To buy foreign currencies                                   18,312  16,018
   Currency swap agreement                                        3,195       -
   Interest rate swap agreements                                 49,090  16,015

The Fair Values of Financial Instruments
----------------------------------------
The estimated fair values of financial instruments at December 31, 2000 and 1999 are summarized as follows:

                                             2000                 1999
                                             ----                 ----
                                       Carrying Estimated  Carrying  Estimated
                                        amount  fair value  amount   fair value
                                        ------  ----------  ------   ----------

   Marketable securities         (Yen)      73         73        82          82
   Investments                           5,244      5,244    12,550      12,550
   Long-term debt                      (89,192)   (89,276)  (64,294)    (64,649)
   Foreign currency contracts                -        211         -         260
   Currency swap agreement                   -       (123)        -           -
   Interest rate swap agreements             -        610         -          (4)

Cash and cash equivalents, receivables, short-term debt, payables and accrued expenses and other current liabilities:

The carrying amounts at December 31, 2000 and 1999 approximated fair values because of the short maturity of these instruments.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


     Marketable securities and investments:

     The fair values of the marketable securities and investments are based on quoted market prices. The fair values of other securities are based on the present value of future cash flows discounted using current market rates.

     Long-term debt:

     The fair values of long-term debt instruments are based on the present value of future cash flows associated with each instrument discounted using the current borrowing rate for similar debt instruments of comparable maturity.

     Derivative financial instruments:

     The fair values of foreign currency forward contracts and interest rate swap agreements are estimated based on quotes from brokers and reflect the estimated amounts that the Company would receive or (pay) to terminate the contracts at the reporting date.

     Fair value estimates are made at a specific point in time, based on relevant market information and appropriate valuation methodologies. However, these estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The effect of using different assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

(19) Supplemental Disclosures of Cash Flow Information
     -------------------------------------------------
     Cash paid during the period for:

                                       2000            1999
                                       ----            ----

         Interest              (Yen)   4,894           5,070
                                      ======          ======

         Income taxes          (Yen)  10,634          29,533
                                      ======          ======
(20) Commitments and Contingencies
     -----------------------------
     At December 31, 2000, commitments outstanding for the purchase of property, plant and equipment approximated (Yen)2,773. Contingent liabilities for loans guaranteed by the Company, mainly on behalf of employees, amounted to approximately (Yen)39,812.

     The Company and its subsidiaries occupy certain offices and other facilities and use certain equipment under cancelable lease arrangements. Rental expenses for the years ended December 31, 2000 and 1999 totaled
     (Yen)30,744 and (Yen)30,980, respectively.

                                                                     (Continued)

                      FUJI XEROX CO., LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            (All amounts in millions)


(21) Acquisitions
     ------------
     In January 2000, the Company acquired the color printer business in Asia Pacific area for (Yen)6,957 in cash. This acquisition was accounted for by the purchase method. The excess of costs over the fair value of net assets acquired of (Yen)6,257 resulting from this acquisition is being amortized on a straight-line basis over 20 years.

     In December 2000, the Company acquired 100 percent of the outstanding capital stock of Xerox (Hong Kong) Limited and Xerox China Investments (Bermuda) Limited for (Yen)61,586 in cash. This acquisition was accounted for by the purchase method. The excess of costs over the fair value of net assets acquired of (Yen)50,244 resulting from this acquisition is being amortized on a straight-line basis over 20 years.

     The effect of the acquisitions on the consolidated operating results of the Company for the year ended December 31, 2000 was not material.

(22) Reclassifications
     -----------------
     Where appropriate, certain items relating to the prior periods have been reclassified to conform to the presentation in the current year.