Form 10-Q
period 2002-03-31
XEROX CORP
filed 2002-07-02
CIK 108772

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 2002

        OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to___________

Commission File Number 1-4471

                        XEROX CORPORATION

                   (Exact Name of Registrant as
                     specified in its charter)

            New York                            16-0468020
---------------------------------    ---------------------------------
 (State or other jurisdiction        (IRS Employer Identification No.)
of incorporation or organization)

                           P.O. Box 1600
                  Stamford, Connecticut   06904-1600
         ---------------------------------------------------
         (Address of principal executive offices) (Zip Code)


                          (203) 968-3000
          ---------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
   ---------        ----------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding at May 31, 2002
    -----                         ---------------------------

Common Stock 727,048,629 shares

                           Forward Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us based on and information currently available.

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

        Expansion of Color--Color printing and copying represents an important and growing segment of the market. Printing from computers has both facilitated and increased the demand for color. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produce color prints and copies quickly, easily and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market as well as the pace of color adoption by our prospective customers.

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

        Customer Financing Activities--On average, we have historically financed approximately 80 percent of our equipment sales. To fund these arrangements, we have accessed the credit markets and used cash generated from operations. The long-term viability and profitability of our customer financing activities is dependent on our ability to borrow and the cost of borrowing in these markets. This ability and cost, in turn, is dependent on our credit ratings. We are currently funding our customer financing activity from cash generated from operations as well as from cash on hand, unregistered capital markets offerings and securitizations. There is no assurance that we will be able to continue to fund our customer financing activity at present levels. We continue to negotiate and implement third-party vendor financing programs and possible monetizations of portions of our existing finance receivable portfolios, and we continue to actively pursue alternative forms of financing including securitizations and secured borrowings. These initiatives are expected to improve our liquidity going forward. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful implementation of our third party financing initiatives.

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

       Revenue Trends--Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of color and multifunction devices. Revenue growth will be further enhanced through our consulting services in the areas of document content and knowledge management. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improved direct sales productivity and expansion of our indirect distribution channels in the face of global competition and pricing pressures. The ability to grow our customers' usage of our products may continue to be adversely impacted by the movement towards distributed printing and electronic substitutes. Our inability to return to and maintain a consistent trend of revenue growth could have a material adverse effect on the trend of our operating results.

       Liquidity--The adequacy of our continuing liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales including sales or securitizations of our receivables portfolios. We believe our liquidity is sufficient to meet current and anticipated needs, including all scheduled debt maturities; however, our ability to maintain positive liquidity is highly dependent on achieving our expected operating results, including capturing the benefits from restructuring activities, and completing several vendor financing and other initiatives that are discussed below. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, and selling additional assets.

       As announced on June 21, 2002, we successfully completed the renegotiation of our $7 billion Revolving Credit Agreement dated as of October 22, 1997 (the "Old Revolver"). Of the original $7 billion in loans outstanding under the Old Revolver, $2.8 billion has been repaid and the remaining $4.2 billion has been refinanced under the terms of a new Amended and Restated Credit Agreement (the "New Credit Facility"). The New Credit Facility requires certain principal amortization payments as well as prepayments in the case of certain events. A full discussion of these terms and the final maturity dates of the various loans is included in the Capital Resources and Liquidity section in this Quarterly Report on Form 10-Q. The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock; certain fundamental changes; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to us in certain circumstances. It also contains additional financial covenants, including minimum EBITDA, maximum leverage (total adjusted debt divided by EBITDA, as defined) and maximum capital expenditures limits.

        We expect to be in full compliance with the covenants and other provisions of the new facility through December 31, 2002 and beyond.

        Any failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity and operations.

                                Xerox Corporation
                                    Form 10-Q
                                 March 31, 2002

Table of Contents
                                                                       Page
Part I -  Financial Information

   Item 1. Financial Statements (Unaudited)

      Condensed Consolidated Statements of Operations                    6
      Condensed Consolidated Balance Sheets                              7
      Condensed Consolidated Statements of Cash Flows                    8
      Notes to Condensed Consolidated Financial Statements               9

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition

      Results of Operations                                             30
      Capital Resources and Liquidity                                   45
      Financial Risk Management                                         56

   Item 3. Quantitative and Qualitative Disclosures about
           Market Risk                                                  57

Part II - Other Information

   Item 1. Legal Proceedings                                            58
   Item 2. Changes in Securities                                        58
   Item 4. Submission of Matters to a Vote of Security
           Holders                                                      59
   Item 5  Other Information                                            59
   Item 6. Exhibits and Reports on Form 8-K                             59

Signatures                                                              60

Exhibit Index

    Computation of Net Income per Common Share                          61

   Computation of Ratio of Earnings to Fixed Charges                    62


For additional information about Xerox Corporation, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1                         Xerox Corporation
           Condensed Consolidated Statements of Operations (Unaudited)


                                                       Three months ended
                                                            March 31,

(In millions, except per-share data)                     2002      2001
                                                                  Restated
                                                                   Note 2
---------------------------------------------------------------------------
Revenues
  Sales                                                $ 1,583   $ 1,865
  Service, outsourcing and rentals                       2,011     2,134
  Finance                                                  264       292
---------------------------------------------------------------------------
Total Revenues                                           3,858     4,291
---------------------------------------------------------------------------

Costs and Expenses
  Cost of sales                                          1,025     1,377
  Cost of service, outsourcing and rentals               1,159     1,292
  Equipment financing interest                              92       131
  Research and development expenses                        230       251
  Selling, administrative and general expenses           1,169     1,149
  Restructuring and asset impairment charges               146       129
  Gain on sale of half of interest in Fuji Xerox             -      (769)
  Other expenses, net                                       90        93
---------------------------------------------------------------------------
Total Costs and Expenses                                 3,911     3,653
---------------------------------------------------------------------------

(Loss) Income before Income Taxes (Benefits),
  Equity Income, Minorities' Interests,
  Extraordinary Gain and Cumulative Effect of
  Change in Accounting Principle                           (53)      638
  Income taxes (benefits)                                  (20)      427
------------------------------------------------------------------------

(Loss) Income before Equity Income, Minorities' Interests,
  Extraordinary Gain and Cumulative Effect of
  Change in Accounting Principle                           (33)      211
  Equity in net income of unconsolidated
    affiliates                                              11         3
  Minorities' interests in earnings of
    subsidiaries                                           (24)       (7)
---------------------------------------------------------------------------

(Loss) Income before Extraordinary Gain and
  Cumulative Effect of Change in Accounting
  Principle                                                (46)      207
Extraordinary gain on extinguishment of
  debt, net of taxes of $11                                  -        17
Cumulative effect of change in accounting
  principle                                                  -        (2)
---------------------------------------------------------------------------
Net (Loss) Income                                       $  (46)  $   222
===========================================================================
Basic (loss) earnings per share:
(Loss) Income before Extraordinary Gain and
  Cumulative Effect of Change in Accounting Principle   $(0.06)  $  0.29
Extraordinary gain, net                                      -      0.02
Cumulative effect of change in accounting principle, net     -         -
---------------------------------------------------------------------------
Net(Loss)Earnings per Share                             $(0.06)  $  0.31
===========================================================================
Diluted (loss) earnings per share:
(Loss) Income before Extraordinary Gain and
  Cumulative Effect of Change in Accounting Principle   $(0.06)   $ 0.26
Extraordinary gain, net                                      -      0.02
Cumulative effect of change in accounting principle, net     -         -
---------------------------------------------------------------------------
Net (Loss) Earnings per Share                           $(0.06)   $ 0.28
===========================================================================

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                Xerox Corporation
                Condensed Consolidated Balance Sheets (Unaudited)

                                                March 31,       December 31,
(In millions, except share data in thousands)     2002              2001
Assets
-----------------------------------------------------------------------------

Cash and cash equivalents                      $  4,747          $  3,990
Accounts receivable, net                          1,882             1,896
Finance receivables, net                          3,827             3,922
Inventories                                       1,283             1,364
Deferred taxes and other current assets           1,338             1,428
-----------------------------------------------------------------------------

  Total Current Assets                           13,077            12,600

Finance receivables due after one year, net       5,570             5,756
Equipment on operating leases, net                  713               804
Land, buildings and equipment, net                1,878             1,999
Investments in affiliates, at equity                607               632
Intangible and other assets, net                  4,428             4,453
Goodwill, net                                     1,482             1,445
-----------------------------------------------------------------------------
Total Assets                                  $  27,755          $ 27,689
=============================================================================

Liabilities and Equity

Short-term debt and current portion of
  long-term debt                              $   6,704          $  6,637
Accounts payable                                    761               704
Accrued compensation and benefits costs             714               724
Unearned income                                     272               244
Other current liabilities                         1,358             1,951
-----------------------------------------------------------------------------

  Total Current Liabilities                       9,809            10,260

Long-term debt                                   10,712            10,128
Postretirement medical benefits                   1,243             1,233
Deferred taxes and other liabilities              2,054             2,018
-----------------------------------------------------------------------------
  Total Liabilities                              23,818            23,639

Deferred ESOP benefits                             (135)             (135)
Minorities' interests in equity of subsidiaries      75                73
Company-obligated, mandatorily redeemable
 preferred securities of subsidiary trusts
 holding solely subordinated debentures of
 the Company                                      1,691             1,687

Preferred stock                                     593               605
Common stock, including additional
 paid-in capital                                  2,634             2,622
Retained earnings                                   985             1,031
Accumulated other comprehensive loss             (1,906)           (1,833)
-----------------------------------------------------------------------------
Total Liabilities and Equity                  $  27,755          $ 27,689
=============================================================================

Shares of common stock issued and outstanding   725,295           722,314

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                Xerox Corporation
                 Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                         2001
                                                                                                       Restated
Three Months ended March 31, (In millions)                                             2002             Note 2
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net (Loss) Income                                                                     $ (46)             $ 222
Adjustments required to reconcile net (loss) income to cash flows from operating activities:
     Depreciation and amortization                                                      319                361
     Provisions for receivables and inventory                                           149                182
     Restructuring and asset impairment charges                                         146                129
     Cash payments for restructurings                                                  (122)              (156)
     Gains on sales of businesses and assets                                            (19)              (767)
     Gain on early extinguishment of debt                                                 -                (28)
     Minorities' interests in earnings of subsidiaries                                   24                  7
     Undistributed equity in (income) loss of affiliated companies                      (11)                28
     Decrease in inventories                                                             57                 45
     Increase in on-lease equipment                                                     (36)               (94)
     Decrease in finance receivables                                                    157                 67
     (Increase) decrease in accounts receivable                                         (42)                60
     Increase (decrease) in accounts payable and accrued compensation and
        benefits costs                                                                   68               (254)
     Net change in current and deferred income taxes                                   (395)               445
     Decrease in other current and non-current liabilities                             (112)               (72)
     Other, net                                                                         (48)               (86)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                89                 89
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Cost of additions to land, buildings and equipment                                 (26)               (69)
     Proceeds from sales of land, buildings and equipment                                 3                 38
     Cost of additions to internal use software                                         (11)               (17)
     Proceeds from divestitures                                                          45              1,283
     Funds placed in escrow and other restricted cash                                   (24)                 -
-----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                     (13)             1,235
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net change in debt                                                                 702               (212)
     Dividends on common and preferred stock                                              -                (47)
     Proceeds from issuances of common stock                                              2                 28
     Settlements of equity put options, net                                               -                (28)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     704               (259)
-----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                            (23)               (38)
-----------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                   757              1,027
Cash and cash equivalents at beginning of period                                      3,990              1,750
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 4,747            $ 2,777
=================================================================================================================

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                                Xerox Corporation
              Notes to Condensed Consolidated Financial Statements
                      ($ in millions except per share data)

1.  Basis of Presentation:

References herein to "we" or "our" or "us" refer to Xerox Corporation and consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2001 Annual Report on Form 10-K. You should read the consolidated financial statements in conjunction with the notes to such Annual Report. The condensed balance sheet information has been derived from such financial statements.

In our opinion, all adjustments (including normal recurring adjustments) for the quarter ended March 31, 2002, which are necessary for a fair statement of operating results for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

The unaudited condensed consolidated financial statements have been restated (See Note 2). All dollar and per share amounts have been adjusted throughout the notes to the Condensed Consolidated financial statements. For convenience and ease of reference, when we refer to "(Loss) Income before Income Taxes (Benefits), Equity Income, Minorities' Interests, Extraordinary Gain and Cumulative Effect of a Change in Accounting Principle" that financial statement caption will hereafter be referred to as "pre-tax income (loss)."

Liquidity. Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. Funds were used to finance customers' purchases of our equipment, and to fund working capital requirements, capital expenditures and business acquisitions. Our specific business challenges, coupled with significant competitive and industry changes and adverse economic conditions, began to negatively affect our operations and liquidity in 2000. These challenges, which were exacerbated by significant technology and acquisition spending, negatively impacted our cash availability and created marketplace concerns regarding our liquidity, which led to credit rating downgrades and restricted access to capital markets.

Our access to many of the aforementioned sources is currently limited due to the below investment grade rating on our debt. Our debt ratings have been reduced several times since October 2000. These rating downgrades have had a number of significant negative impacts on us, including the unavailability of uncommitted bank lines, very limited ability to utilize derivative instruments to hedge foreign and interest currency exposures, thereby increasing volatility to changes in exchange rates, and higher interest rates on borrowings. Additionally, as more fully disclosed below, we are required to maintain minimum cash balances in escrow on certain borrowings, securitizations, swaps and letters of credit. These restricted cash balances are not considered cash or cash equivalents on our balance sheet.

On June 21, 2002, we permanently repaid $2.8 billion on our then-outstanding $7 billion revolving credit facility. An amended $4.2 billion credit facility replaced the previous $7 billion revolving credit facility. We currently have no incremental borrowing capacity under the new credit facility as the entire $4.2 billion is outstanding as of such date.

The new credit facility is disclosed in Note 10 and in more detail in Note 12 to our Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K. The new credit facility contains more stringent financial covenants than the prior facility, including the following:

    .    Minimum EBITDA (based on rolling quarters, as defined)
    .    Maximum leverage (total adjusted debt divided by EBITDA, as defined)
    .    Maximum capital expenditures (annual test)
    .    Minimum consolidated net worth (quarterly test, as defined)

Failure to be in compliance with any material provision of the new credit facility could have a material adverse effect on our liquidity and operations.

In addition, as part of our Turnaround Plan (see Note 5), we have taken significant steps to improve our liquidity, including asset sales, monetizations of portions of our receivables portfolios, and general financings including issuance of high yield debt and preferred securities. Since early 2000, we have been restructuring our cost base. We have implemented a series of plans to resize our workforce and reduce our cost structure through such restructuring initiatives. Key factors influencing our liquidity include our ability to generate cash flow from an appropriate combination of operating improvements anticipated in our Turnaround Plan and continued execution of the initiatives described below. We believe our projected liquidity is sufficient to meet our current operating cash flow requirements and satisfy our scheduled debt maturities and other cash flow requirements. However, our ability to meet our obligations beyond March 31, 2003 is dependent on our ability to generate positive cash flow from a combination of operating improvements, capital markets transactions, third party vendor financing programs and receivable monetizations. Failure to implement these initiatives could have a material adverse effect on our liquidity and our results of operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and further debt restructurings. While we believe we could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available or that we would be successful in their implementation.

2.  Restatement:

On April 11, 2002, we reached a settlement with the Securities and Exchange Commission (SEC) relating to matters that had been under investigation by the SEC since June 2000. In connection with the settlement, we agreed to restate our financial statements as of and for the years ended December 31, 1997 through 2000 as well as the first three quarters of 2001 and undertake a review of our material internal controls and accounting policies. In addition, as a result of the re-audit of our 2000 and 1999 Consolidated Financial Statements, additional adjustments were recorded. The restatement reflects adjustments which are corrections of errors made in the application of U.S. generally accepted accounting principles (GAAP) and includes (i) adjustments related to the application of the provisions of Statement of Financial Accounting Standards No. 13 "Accounting for Leases" (SFAS No. 13) and (ii) adjustments that arose as a result of other errors in the application of GAAP. The principal adjustments made to our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2001, reflect changes discussed in our Annual Report on Form 10-K and below.

Application of SFAS No. 13

Revenue allocations in bundled arrangements: We sell most of our products and services under bundled lease arrangements which contain multiple deliverable elements. These multiple element arrangements typically include separate equipment, service, supplies and financing components for which a customer pays a single fixed negotiated price on a monthly basis, as well as a variable amount for page volumes in excess of stated minimums. The restatement primarily reflects adjustments related to the allocation of revenue and the resultant timing of revenue recognition for sales-type leases under these bundled lease arrangements.

The methodology we used in prior years for allocating revenue to our sales-type leases involved first, estimating the fair market value of the service and financing components of the leases. Specifically, with respect to the financing component, we estimated the overall interest rate to be applied to transactions to be the rate we targeted to achieve a fair return on equity for our financing operations. This is effectively a discounted cash flow valuation methodology. In estimating this interest rate we considered a number of factors including our cost of funds, debt levels, return on equity, debt to equity ratios, income generated subsequent to the initial lease term, tax rates, and the financing business overhead costs. We made service revenue allocations based, primarily, on an analysis of our service gross margins. After deducting service and finance values from the minimum payments due under the lease, the equipment value was derived. These allocation procedures resulted in adjustments to values initially reflected in our accounting systems, such that values attributed to the service and financing components were generally decreased and the values assigned to the equipment components were generally increased.

We have determined that the allocation methodology used in prior years did not comply with SFAS No. 13. Therefore, we have utilized a different methodology to account for our sales-type leases involving multiple element arrangements. This methodology begins by determining the fair value of the service component, as well as other executory costs and any profit thereon, and second, by determining the fair value of the equipment based on a comparison of the equipment values in our accounting system to a range of cash selling prices. The resultant implicit interest rate is then compared to fair market value rates to assess the reasonableness of the overall allocations to the multiple elements.

We conducted an extensive analysis of available verifiable objective evidence of fair value (VOE) based on cash sales prices and compared these prices to the range of equipment values recorded in our lease accounting systems. With the exception of Latin America, where operating lease accounting is applied as discussed below, the range of cash selling prices supports the reasonableness of the range of equipment lease prices as originally recorded, at the inception of the lease, in our accounting systems. In applying our new methodology described above, we have concluded that the revenue amounts allocated by our accounting systems to the equipment component of a multiple element arrangement represents a reasonable estimate of the fair value of the equipment. As a consequence, $109 of previously recorded equipment sale revenue during the three months ended March 31, 2001 have been reversed and we have recognized additional service and finance income of $129, which represents the impact of reversing amounts previously recorded as equipment sales-type leases and recognizing such amounts over the lease term. The net increase in revenue, as a result of this change, was $20 for the three month period ended March 31, 2001.

Transactions not qualifying as sales-type leases: We re-evaluated the application of SFAS No. 13 for leases originally accounted for as sales-type leases in our Latin American operations, and we determined that these leases should have been recorded as operating leases. This determination was made after we conducted an in-depth review of the historical effective lease terms compared to the contractual terms of our lease agreements. Since historically, and during all periods presented, a majority of leases were terminated significantly prior to the expiration of the contractual lease term, we concluded that such leases did not qualify as sales-type leases under certain provisions of SFAS No. 13. Specifically, because we generally do not collect the receivable from the initial transaction, upon termination of the contract or during the subsequent lease term, the recoverability of the lease investment was not predictable at the inception of the original lease term. As a consequence, $48 of previously recorded equipment sale revenue during the three months ended March 31, 2001, have been reversed and we have recognized additional rental revenue of $73, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net increase in revenue, as a result of this change, was $25 for the three month period ended March 31, 2001.

During the course of the restatement process, we concluded that the estimated economic life used for classifying leases for the majority of our products should have been five years versus the three to four years we previously utilized. This resulted from an in-depth review of our lease portfolios, for all periods presented, which indicated that the most frequent term of our lease contracts was 60 months. We believe that this has been and continues to be representative of the period during which the equipment is expected to be economically usable, with normal repairs and maintenance, for the purpose for which it was intended at the inception of the lease. As a consequence, many shorter duration leases did not meet the criteria of SFAS No. 13 to be accounted for as sales-type leases. Additionally, other lease arrangements were found to not meet other requirements of SFAS No. 13 for treatment as sales-type leases. As a consequence $11 of equipment revenue recorded during the three months ended March 31, 2001 have been reversed and we have recognized additional rental revenue of $29, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net increase in revenue, as a result of this change was $18 for the three month period ended March 31, 2001.

Accounting for the sale of equipment subject to operating leases: We have historically sold pools of equipment subject to operating leases to third party finance companies (the counterparty) or through structured financings with third parties and recorded the transaction as a sale at the time the equipment is accepted by the counterparty. These transactions increased equipment sale revenue, primarily in Latin America, in 2000 and 1999 by $148 and $400, respectively. Upon additional review of the terms and conditions of these contracts, we determined that the form of the transactions at inception included retained ownership risk provisions or other contingencies that precluded these transactions from meeting the criteria for sale treatment under the provisions of SFAS No. 13. The form of these transactions notwithstanding, these risk of loss or contingency provisions have resulted in only minor impacts on our operating results. These transactions have however been restated and recorded as operating leases in our Consolidated Financial Statements. As a consequence we have recognized additional revenue of $60 during the three months ended March 31, 2001, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. Additionally, for transactions in which cash proceeds were received up-front we have recorded these proceeds as secured borrowings. The remaining balance of these borrowings aggregated $42 at March 31, 2002.

Other adjustments

In addition to the aforementioned revenue related adjustments, other errors in the application of GAAP were identified. These include the following:

Sales of receivables transactions: During 1999, we sold $1,395 of U.S. finance receivables originating from sales-type leases. These transactions were accounted for as sales of receivables. These sales were made to special purpose entities (SPEs), which qualified for non-consolidation in accordance with then existing accounting requirements. As a result of the changes in the estimated economic life of our equipment to five years, certain leases transferred in these transactions did not meet the sales-type lease requirements and were accounted for as operating leases. This change in lease classification affected a number of the leases that were sold into the aforementioned SPEs resulting in these entities now holding operating leases as assets. This change disqualified the SPEs from non-consolidation and effectively required us to record the proceeds received on these sales as secured borrowings. This increased our net finance receivables by $271 and debt by $320 as of March 31, 2001. The adjustment to increase receivables also resulted in the recognition of Financing revenue of $6 for the three month period ended March 31, 2001. The debt balance remaining was $39 at March 31, 2002.

South Africa deconsolidation: We determined that we inappropriately consolidated our South African affiliate since 1998 as the minority joint venture partner has substantive participating rights. Accordingly, we have deconsolidated all assets, liabilities, revenues and expenses. We now account for this investment on the equity method of accounting. The reduction in revenues was $17 for the three month period ended March 31, 2001, and there was no impact on Net Income or Common Shareholders Equity as the reduction in pre-tax income is offset by an increase in equity in net income of unconsolidated affiliates.

Purchase accounting reserves: In connection with the 1998 acquisition of XL Connect Solutions, Inc. (XLConnect), we recorded liabilities aggregating $65 for contingencies identified at the date of the acquisition. During 2000 and 1999, we determined that certain of these contingent liabilities were no longer required, and $29 of the liabilities were either reversed into income or we charged certain costs related to ongoing activities of the acquired business against these liabilities. Upon additional review it was subsequently determined that approximately $51 of these contingent liabilities did not meet the criteria to initially be recorded as acquisition liabilities. Accordingly, we have adjusted the goodwill and liabilities at the date of acquisition and corrected the 2000 and 1999 income statement impacts. The income statement impact for the three months ended March 31, 2001 was less than $1.

Restructuring reserves: During 2001 and 2000, we recorded restructuring charges associated with our decisions to exit certain activities of the business. Upon additional review we determined that certain adjustments made to the original charges were not in accordance with GAAP. The adjustments to decrease pre-tax income in the first quarter of 2001 of $28 consist primarily of corrections to the timing of the release of reserves originally recorded under the March 2000 restructuring program. We should have reversed the applicable reserves in late 2000 when the information was available that our original plan had changed indicating that such reserves were no longer necessary. Previously, the reversal was recorded in early 2001.

Other adjustments: In addition to the above items and in connection with our review of prior year's financial records we determined that other accounting errors were made with respect to the accounting for certain non-recurring transactions, the timing of recording and reversing certain liabilities and the timing of recording certain asset write-offs. We have restated our March 31, 2001 Condensed Consolidated Financial Statements for such items. These adjustments decreased pre-tax income by $1 for the three months ended March 31, 2001. There were also similar adjustments to reduce revenue by $23 for the three month period ended March 31, 2001.

The following table presents the effects of the aforementioned adjustments on total revenue:

Increase (decrease) to total revenue:

                                                                                     Three Months Ended
                                                                                       March 31, 2001
                                                                                       --------------
     Revenue, previously reported                                                             $4,202
     Application of SFAS No. 13:
        Revenue allocations in bundled arrangements                                               20
        Latin America - operating lease accounting                                                25
        Other transactions not qualifying as sales-type leases                                    18
        Sales of equipment subject to operating leases                                            60
                                                                                              ------
           Subtotal                                                                              123

     Other revenue restatement adjustments:
        Sales of receivables transactions                                                          6
        South Africa deconsolidation                                                             (17)
        Other revenue items, net                                                                 (23)
                                                                                              ------
           Subtotal                                                                              (34)

     Increase in total revenue                                                                    89
                                                                                              ------
     Revenue, restated                                                                        $4,291
                                                                                              ======

The following table presents the effects of the aforementioned adjustments on pre-tax income:

Increase (decrease) to pre-tax income:

                                                                                     Three Months Ended
                                                                                       March 31, 2001
                                                                                       --------------
     Pre-tax income, previously reported                                                      $595
     Revenue restatement adjustments:
        Revenue allocations in bundled arrangements                                             21
        Latin America - operating lease accounting                                              15
        Other transactions not qualifying as sales-type leases                                  13
        Sales of equipment subject to operating leases                                          27
        Sales of receivables transactions                                                       (4)
        South Africa deconsolidation                                                            (2)
        Other revenue items, net                                                                 2
                                                                                              ----
           Subtotal                                                                             72

     Other restatement adjustments:
         Restructuring reserves                                                                (28)
         Other, net                                                                             (1)
                                                                                              ----
           Subtotal                                                                            (29)

     Increase in pre-tax income                                                                 43
                                                                                              ----
     Pre-tax income, restated                                                                 $638
                                                                                              ====

                                       14

The following table presents the impact of the restatements on a condensed basis:

                                                                   As
                                                               Previously
                                                                Reported          Restated
                                                                --------          --------
     Three months ended March 31, 2001
     Statement of operations:
         Total Revenues                                         $4,202              $4,291
         Sales                                                   2,056               1,865
         Service, outsourcing, financing and rentals             2,146               2,426
         Total Costs and Expenses                                3,607               3,653
         Net income                                                201                 222
         Basic income per share                                 $ 0.28              $ 0.31
         Diluted income per share                               $ 0.25              $ 0.28

3.  Accounting Changes and New Accounting Standards:

Effective January 1, 2002 we adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets subsequent to their initial recognition. This statement recognizes that goodwill has an indefinite life and will no longer be subject to periodic amortization. However, goodwill is to be tested at least annually for impairment, using a fair value methodology, in lieu of amortization. The provisions of this standard also required that amortization of goodwill related to equity investments be discontinued, and that these goodwill amounts continue to be evaluated for impairment in accordance with Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." Upon adoption of SFAS No. 142 we reclassified $61 of intangible assets related to acquired workforce that was required to be included in goodwill by this standard. We further expect to complete our transitional impairment tests in connection with our second quarter of 2002.

Net income and earnings per share for the quarter ended March 31, 2001, as adjusted for the exclusion of amortization expense, were as follows:

                                                       Three Months
                                                           Ended
                                                      March 31, 2001
                                                     ----------------
Reported Income before Extraordinary
   Gain and Cumulative Effect
   of Change in Accounting Principle                      $   207

   Add: Amortization of goodwill,
     net of income taxes                                       16
                                                     ----------------

   Adjusted Income before Extraordinary
     Gain and Cumulative Effect
     of Change in Accounting Principle                    $   223
                                                     ================

   Reported Net Income                                    $   222

     Add: Amortization of goodwill,
       net of income taxes                                     16
                                                     ----------------

   Adjusted Net Income                                    $   238
                                                     ================

                                                                                                       Diluted
                                                                         Basic Earnings Per          Earnings Per
For the Three Months Ended March 31, 2001                                       Share                   Share
                                                                        ----------------------  ----------------------
Reported earnings per share before
   Extraordinary Gain and Cumulative Effect of
   Change in Accounting Principle                                               $0.29                   $0.26

   Add: Amortization of goodwill,
     net of income taxes                                                        $0.02                   $0.02
                                                                        ---------------------   ---------------------
   Adjusted earnings per share before
     Extraordinary Gain and Cumulative Effect of
     Change in Accounting Principle                                             $0.31                   $0.28
                                                                        =====================   =====================

Reported earnings per share                                                     $0.31                   $0.28

   Add: Amortization of goodwill,
     net of income taxes                                                         0.02                    0.02
                                                                        ---------------------   ---------------------
   Adjusted Earnings per share                                                  $0.33                   $0.30
                                                                        =====================   =====================


Intangible assets totaled $386, net of accumulated amortization of $72, as of March 31, 2002. All intangible assets relate to the office segment and are comprised of the following:

                                    Weighted
                                     Average            Gross
                                  Amortization         Carrying      Accumulated
As of March 31, 2002:                Period             Amount       Amortization      Net Amount
                                -------------------------------------------------------------------
Installed Customer Base            17.5 years           $209            $(24)           $185
Distribution Network                25 years             123             (30)             93
Existing Technology                  7 years             103             (11)             92
Trademarks                           7 years              23              (7)             16
                                                        ----            ----            ----
                                                        $458            $(72)           $386
                                                        ====            ====            ====

The weighted average useful life of our amortizable intangible assets is 16.6 years. Amortization expense related to these intangible assets is expected to be approximately $36 annually from 2002 through 2006.

The following table presents the changes in the carrying amount of goodwill, by segment, for the quarter ended March 31, 2002:

                                                                       Developing
                                            Production      Office       Markets       SOHO        Other       Total
                                            ----------      ------       -------       ----        -----      -------
Balance at January 1, 2002*                   $658           $635          $70           --         $143      $1,506
Foreign Currency
  Translation Adjustment                       (13)           (10)          (1)          --           --         (24)
                                              ----           ----          ---         ----         ----      ------
Balance at March 31, 2002                     $645           $625          $69           --         $143      $1,482
                                              ====           ====          ===         ----         ====      ======

* Balance includes the reclassification of the acquired workforce intangible asset to goodwill of $61.

In 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses Annual Accounting and reporting for obligations associated with the retirement of tangible Long-Lived assets and associated asset retirement costs. We are required to implement this standard on January 1, 2003. We do not expect this statement to have a material effect on our financial position or results of operations.

Effective January 1, 2002, we adopted the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement primarily supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". The Statement rescinds Statement 4 which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Statement No. 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We are required to implement this standard for transactions occurring after May 15, 2002 and do not expect this Statement will have a material effect on our financial position or results of operations. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for classification as an extraordinary item, shall be reclassified. We will adopt the reclassification Provision of this standard in the second quarter of 2002.

4.  Inventories:

Inventories consist of the following:

                                                 March 31,         December 31,
                                                   2002                2001
                                                 ---------         ------------
     Finished goods                               $   977            $   960
     Work in process                                   92                 97
     Raw materials and supplies                       214                307
                                                  -------            -------
     Total Inventories                            $ 1,283            $ 1,364
                                                  =======            =======


5.  Restructurings and Turnaround Program:

Since early 2000, we have engaged in several restructuring programs in response to general economic weakness, as well as company-specific challenges, including the poor execution of a major sales force realignment, the disruptive consolidation of our U.S. customer administrative centers and increased competition. We engaged in a series of plans related to downsizing our employee base, exiting certain businesses, outsourcing some internal functions and engaging in other actions designed to reduce our cost structure.

We accomplished these objectives through the undertaking of certain restructuring initiatives as follows:

     RESTRUCTURING ACTION                              INITIATION OF PLAN
     . March 2000 Restructuring                        March 2000
     . Turnaround Program                              October 2000
     . SOHO Disengagement                              June 2001


The execution of the actions and payment of obligations related to those actions continued through March 31, 2002, with each plan initiative in various stages of completion. As management continues to evaluate the business, and as payments are made and actions are completed, there have been and may continue to be supplemental charges for new plan initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed. Asset impairment charges were incurred in connection with these significant restructuring actions for those assets made obsolete or redundant as a result of the plans. The details of the more significant restructuring actions are explained below.

Turnaround Program. We engaged in a series of actions, beginning in October 2000, aimed at the execution of a plan to implement global initiatives to reduce costs, improve operations, transition customer equipment financing to third-party vendors and sell certain assets.

As of December 31, 2001 we had $223 of restructuring reserves remaining, primarily related to employee severance as a result of our downsizing efforts. During 2001, we provided $429 of restructuring costs ($28 of which related to asset impairments). During the first quarter of 2002, we provided an additional $146 (including pension curtailments of $23), net of reversals of $10 primarily related to severance costs. The majority of this charge was for severance and other employee separation costs affecting our Production and Office segments, and $10 related to lease and other costs. The 2002 charge related to the elimination of approximately 2,300 positions worldwide reflecting continued streamlining of existing work processes, elimination of redundant resources and the consolidation of activities into other existing operation, bringing the total eliminated positions to 10,100. As of March 31, 2002, approximately 8,600 of the 10,100 affected employees had been separated under the plans. The Turnaround Program reserve balance at March 31, 2002 was $221. The remaining is expected to be substantially utilized in 2002.

                                       Balance                                                           Balance
                                     December 31,                                                       March 31,
Turnaround Program:                      2001         Reversals        Provision        Charges/1/         2002
-------------------                  ------------     ---------        ---------        ----------      ---------
Severance and related costs           $    191         $  (10)          $  146          $  (141)         $   186
Lease cancellation and other costs          32              -               10               (7)              35
                                      --------         ------           ------          -------          -------
Total                                 $    223            (10)             156             (148)         $   221
                                      ========         ======           ======          =======          =======

/1/ Includes the impact of currency translation adjustment of $3.

As discussed in Note 12, we have completed several divestitures and outsourced some of our manufacturing operations. In addition, we have completed part of, and are actively engaged in the balance of our plan to transition customer financing to third parties.

Each of the remaining restructuring programs (i.e., SOHO Disengagement, March 2000 Restructuring and 1998 Restructuring) have been substantially completed.

6.  Common Shareholders' Equity:

Common shareholders' equity consists of:

                                                  March 31,     December 31,
                                                    2002            2001
                                                  ---------     ------------
     Common stock                                  $    727       $   724
     Additional paid-in-capital                       1,907         1,898
     Retained earnings                                  985         1,031
     Accumulated other comprehensive loss/1/         (1,906)       (1,833)
                                                   --------      --------
     Total                                         $  1,713      $  1,820
                                                   ========      ========


     (1) Accumulated other comprehensive loss at March 31, 2002 is comprised of cumulative translation adjustments of $(1,807), minimum pension liability of $(92), unrealized losses on marketable securities of $(4), and net SFAS 133 items of $(3).

Comprehensive loss consists of:

                                                                  March 31,          March 31,
                                                                    2002                2001
                                                                  ------             --------
     Net (Loss) Income                                              $(46)              $ 222
     Translation adjustments                                         (49)               (142)
     Unrealized (losses) gains on marketable securities               (3)                  2
     Adjustment for minimum pension liability                        (25)                 --
     Cash flow hedge adjustments                                       4                 (24)
                                                                   -----                ----
     Comprehensive loss                                            $(119)               $ 58
                                                                   =====                ====


7.  Interest Expense and Income:

Interest expense, inclusive of equipment financing interest, totaled $173 and $293 for the three months ended March 31, 2002 and 2001, respectively. Interest income totaled $285 and $315 for the three months ended March 31, 2002 and 2001, respectively.

8.  Segment Reporting:

Our reportable segments are as follows: Production, Office, Developing Markets Operations, Small Office/Home Office and Other.

The Production segment includes our DocuTech family of products, production printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute sold to Fortune 1000, graphic arts and government, education and other public sector customers predominantly through direct sales channels in North America and Europe.

The Office segment includes our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers under 90 pages per minute and facsimile products sold through direct and indirect sales channels in North America and Europe. The

Office market is comprised of global, national and mid-size commercial customers as well as government, education and other public sector customers.

The Developing Markets Operations segment (DMO) includes our operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. This segment includes sales of products that are typical to the aforementioned segments, however management serves and evaluates these markets on an aggregate geographic, rather than product, basis.

The Small Office/Home Office (SOHO) segment includes inkjet printers and personal copiers sold through indirect channels in North America and Europe to small offices, home offices and personal users (consumers). As more fully discussed in Note 3 to the Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K, in June 2001 we announced the disengagement from the worldwide SOHO business.

The segment classified as Other, includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Engineering Systems (XES) and Xerox Supplies Group (XSG) (predominantly paper). Other segment profit (loss) includes certain costs that have not been allocated to the businesses including non-financing interest. Other segment's total assets include XES, XSG and our investment in Fuji Xerox.

Operating segment profitability for the three months ended March 31, 2002 and 2001 is as follows:


                                                            Developing
                                      Production   Office     Markets     SOHO     Other      Total
                                      -------------------------------------------------------------
2002
Revenues from external customers        $ 1,318    $ 1,602    $   448    $   68   $  422     $ 3,858
Intercompany revenues                         -         36          -         2      (38)          -
                                      --------------------------------------------------------------
Total segment revenues                  $ 1,318    $ 1,638    $   448    $   70   $  384     $ 3,858
                                      --============================================================
Segment profit (loss)                   $   105    $    91    $    (5)   $   27   $ (112)/1/ $   106
                                      ==============================================================


2001 (Restated - See Note 2)
Revenues from external customers        $ 1,449    $ 1,738    $   504    $  120   $  480     $ 4,291
Intercompany revenues                         -          3          -         3       (6)          -
                                      --------------------------------------------------------------
Total segment revenues                  $ 1,449    $ 1,741    $   504   $   123   $  474     $ 4,291
                                      ==============================================================

Segment profit (loss)                   $   112    $    47    $   (70)  $   (79)  $   (9)    $     1
                                      ==============================================================


(1) Other segment profit (loss) includes $72 million capitalized software write-off, reflecting our decision to abandon an internal, customer service, software development program.

The following is a reconciliation of segment profit (loss) to total company pre-tax income (loss):

                                                      Three months
                                                     ended March 31,
                                                                2001
                                                              Restated
                                                       2002    Note 2
                                                      -----   --------
     Total segment profit                             $ 106     $   1
     Unallocated items:
       Restructuring and impairment charges            (146)     (129)
       Restructuring related inventory write-down        (2)        -
         charges
       Gains on sales of businesses                       -       769
     Allocated item:
       Equity in net income of unconsolidated
         affiliates                                     (11)       (3)
                                                       ----      ----

     Pre-tax income (loss)                            $ (53)    $ 638
                                                      =====     ======

9.   Note not used.

10.  Debt:

On June 21, 2002, we entered into an Amended and Restated Credit Agreement with a group of lenders (New Credit Facility), which replaced our $7 billion credit facility which had a stated maturity date of October 2002 (Old Credit Facility). In connection with entering into the New Credit Facility we made a partial pay down on the Old Credit Facility of $2.8 billion and agreed to make an additional payment of $700 by not later than September 15, 2002. Accordingly, as of June 21, 2002, $4.2 billion was outstanding under the New Credit Facility including three tranches of term debt and a $1.5 billion revolving tranche that may be repaid and re-borrowed. Within the revolving tranche is a $200 letter of credit facility. Two of the three tranches of term debt and the revolving tranche will bear an initial rate of interest of LIBOR plus 4.5 percent per year and the third tranche of term debt bears initial interest at a rate of LIBOR plus a spread that varies between 4.0 percent and 4.5 percent per year, in all cases subject to adjustment for changes in, primarily, LIBOR. In addition, the interest spread on one of the term tranches, initially in the principal amount of $500, is subject to adjustment based upon the amount secured. The New Credit Facility has, except as described in Note 12 to the Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K, a final stated maturity of April 30, 2005. In connection with the New Credit Facility we paid fees and other expenses of approximately $125 million which will be capitalized and amortized over the term of the new facility.

In March 2002, we received financing totaling $266 from GE Capital secured by lease receivables in the U.S. Net fees of $2 have been capitalized as debt issue costs. In connection with these transactions, $35 of the $264 in proceeds was required to be held in escrow, as security for our supply and service obligations inherent in the transferred contracts. The amount held will be released ratably as the underlying borrowing is repaid.

In February 2002 we received a $291 million loan from GE Capital, secured by certain of our lease contracts in Canada. Cash proceeds of $281 million were net of $8 million of escrow requirements and $2 million of fees. Fees incurred in connection with the loan were capitalized as debt issue costs.

In January 2002, we completed an unregistered offering in the U.S. ($600) and Europe ((euro)225) of 9.75 percent senior notes due in 2009 and received net cash proceeds of $746, which included $559 and (euro)209. The senior notes were issued at a 4.833 percent discount and will pay interest semiannually on January 15 and July 15. In March 2002, we filed a registration statement to exchange senior registered notes for these unregistered senior notes. This registration statement has not yet been declared effective. Fees incurred in connection with this offering of $16 have been capitalized as debt issue costs and will be amortized over the term of the debt.

11.  Divestitures:

In January 2002, we completed additional asset sales to transfer our office product manufacturing operations to Flextronics. We completed the sale of our plants in Venray, The Netherlands and, Brazil for approximately $26 plus the assumption of certain liabilities subject to certain closing adjustments. The approximate 1,600 current Xerox employees in these operations transferred to Flextronics. By the end of the third quarter 2002, we anticipate all production at our printed circuit board factory in El Segundo, California, and our customer replaceable unit plant in Utica, New York. This work will be transitioned to Flextronics.

In the first quarter of 2002, we sold common stock of Prudential Insurance Company, associated with that Company's demutualization. In connection with this sale we recognized a gain of $19 which is included in Other Expenses, net, in the accompanying Condensed Consolidated Statement of Operations.

12.  Litigation and Regulatory Matters:

As more fully discussed below, we are a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and ERISA. Should these matters result in an adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Accuscan, Inc. v. Xerox Corporation: On April 11, 1996, an action was commenced by Accuscan, Inc. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40. However, on September 14, 1998, the court granted our motion for a new trial on damages. The trial ended on October 25, 1999 with a jury verdict of $10. Our motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the court. We appealed to the Court of Appeals for the Federal Circuit (CAFC) which found the patent not infringed, thereby terminating the lawsuit subject to an appeal which has been filed by Accuscan to the U.S. Supreme Court. The decision of the U.S. Supreme Court was to remand the case (along with eight others) back to the CAFC to consider its previous decision based on the Supreme Court's May 28, 2002 ruling in the Festo case.

Christine Abarca, et al. v. City of Pomona, et al. (Pomona Water Cases): On June 24, 1999, the Company was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of our alleged disposal and/or release of hazardous substances into the soil, air and groundwater. On July 22, 1999, April 12, 2000, November 30, 2000, March 31, 2001 and May 24, 2001, respectively, five additional complaints were filed in the same court on behalf of an additional 79, 141, 76, 51, and 29 plaintiffs, respectively, with the same claims for damages as the June 1999 action. Four of the five additional cases have been served on the Company. In addition, we have been informed that a similar action will be filed in the near future on behalf of another six plaintiffs.

Plaintiffs in all six cases further allege that they have been exposed to such hazardous substances by inhalation, ingestion and dermal contact, including but not limited to hazardous substances contained within the municipal drinking water supplied by the City of Pomona and the Southern California Water Company. Plaintiffs' claims against the Company include personal injury, wrongful death, property damage, negligence, trespass, nuisance, fraudulent concealment, absolute liability for ultra-hazardous activities, civil conspiracy, battery and violation of the California Unfair Trade Practices Act. Damages are unspecified.

We deny any liability for the plaintiffs' alleged damages and intend to vigorously defend these actions. We have not answered or appeared in any of the cases because of an agreement among the parties and the court to stay these cases pending resolution of several similar cases before the California Supreme Court. In February 2002, the California Supreme Court issued its decision permitting the lawsuits to proceed against all defendants. The trial court is expected to lift the stay within the next 30 to 90 days for both the six Xerox cases and the unrelated Southern California ground water case with which they are coordinated. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (Class Period). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (34 Act), and Securities and Exchange Commission Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company's common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company's common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants' alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants' motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. The parties are engaged in discovery. The named individual defendants and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In re Xerox Derivative Actions: A consolidated putative shareholder derivative action is pending in the Supreme Court of the State of New York, County of New York against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicolas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG, LLP. The plaintiffs purportedly brought this action in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders.

The second consolidated amended complaint alleges that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company's Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company's accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further allege that each of the director defendants breached their duties of due care and diligence in the management and administration of the Company's affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The second amended complaint also asserts claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claim that KPMG is liable to Xerox for contribution, based on KPMG's share of the responsibility for any injuries or damages for which Xerox is held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgement and post-judgement interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys' and experts' fees. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG LLP (KPMG), and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. The consolidated action purports to be a class action on behalf of the named plaintiffs and all purchasers of securities of, and bonds issued by, the Company during the period between February 17, 1998 through February 6, 2001 (Class). Among other things, the second consolidated amended complaint, filed on February 11, 2002, generally alleges that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 34 Act and Securities and Exchange Commission Rule 10b-5 thereunder. The individual defendants are also allegedly liable as "controlling persons" of the Company pursuant to Section 20(a) of the 34 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company's common stock by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company's Mexican operations and other matters relating to the Company's accounting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company's financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company's common stock and bonds at artificially inflated prices. The second consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the alleged Class against the Company, KPMG and the individual defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. On May 6, 2002, the Company and the individual defendants filed a motion to dismiss the second consolidated amended complaint. KPMG filed a separate motion to dismiss. The individual defendants and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Bingham v. Xerox Corporation, et al.: A lawsuit filed by James F. Bingham, a former employee of the Company, is pending in the Superior Court of Connecticut, Judicial District of Waterbury (Complex Litigation Docket) against the Company, Barry D. Romeril, Eunice M. Filter and Paul Allaire. The complaint alleges that the plaintiff was wrongfully terminated in violation of public policy because he attempted to disclose to senior management and to remedy alleged accounting fraud and reporting irregularities. The plaintiff further claims that the Company and the individual defendants violated the Company's policies/commitments to refrain from retaliating against employees who report ethics issues. The plaintiff also asserts claims of defamation and tortious interference with a contract. He seeks: (i) unspecified compensatory damages in excess of $15 thousand, (ii) punitive damages, and (iii) the cost of bringing the action and other relief as deemed appropriate by the court. The parties are engaged in discovery. The individuals and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Berger, et al. v. RIGP: A class was certified in an action originally filed in the United States District Court for the Southern District of Illinois on July 25, 2000 against the Company's Retirement Income Guarantee Plan (RIGP). The RIGP represents the primary U.S. pension plan for salaried employees. Plaintiffs bring this action on behalf of themselves and an alleged class of over 25,000 persons who received lump sum distributions from RIGP after January 1, 1990. Plaintiffs assert violations of the Employee Retirement Income Security Act (ERISA), claiming that the lump sum distributions were improperly calculated. On July 3, 2001 the court granted the Plaintiffs' motion for summary judgment, finding the lump sum calculations violated ERISA. RIGP denies any wrongdoing and intends to appeal the District Court's ruling. Although the damages sought were not specified in the complaint, the Plaintiffs submitted papers in December 2001 claiming $284 in damages.

Securities and Exchange Commission Investigation and Review: On April 11, 2002 we announced that we had reached a settlement with the SEC on the previously disclosed proposed allegations related to matters that had been under investigation since June 2000. As a result, the Commission filed on April 11, 2002 a complaint, which we simultaneously settled by consenting to the entry of an Order enjoining us from future violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder, requiring payment of a civil penalty of $10, and imposing other ancillary relief. We neither admitted nor denied the allegations of the complaint. The $10 civil penalty was accrued in the first quarter 2002, and is included in Other Expenses, net in the accompanying Condensed Consolidated Statement of Operations.

Under the terms of the settlement, we have restated our financial statements for the years 1997 through 2000 as well as adjusted previously announced 2001 results. See Note 2 for more information regarding the adjustments and restatements.

As part of the settlement, and to allow for the additional time required to prepare the restatement and to make these adjustments, the Commission issued an Order pursuant to Section 36 of the Exchange Act (Exemptive Order) permitting us and our subsidiary, Xerox Credit Corporation, to file our respective 2001 Form 10-Ks and first-quarter 2002 Form 10-Qs on or before June 30, 2002. The Exemptive Order provides that such filings made on or before June 30, 2002 will be deemed to have been filed on the prescribed due date. Since June 30, 2002 fell on a Sunday, as permitted by SEC rules we completed our filing on July 1, 2002.

We have also agreed as part of the settlement that a special committee of our Board of Directors will retain an independent consultant to review our material accounting controls and policies. The Board will share the outcome of this review with the SEC.

Pitney Bowes, Inc. v. Xerox Corporation and Fuji Xerox Co., Ltd.: On June 19, 2001, an action was commenced by Pitney Bowes in the United States District Court for the District of Connecticut against the Company seeking unspecified damages for infringement of a patent of Pitney Bowes which expired on May 31, 2000. Plaintiff claims that two printers containing image enhancement functions infringe the patent and seeks damages in the unspecified amount for sales between June 1995 and May 2000. We filed our answer and counterclaims on October 1, 2001. In December, 2001, a companion case against Lexmark and others on the patent in suit was transferred out of Connecticut to Kentucky. The Xerox and Fuji Xerox case was transferred to Kentucky and consolidated with the other infringement cases. We deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Florida State Board of Administration, et al. v. Xerox Corporation, et al.: On January 4, 2002, the Florida State Board of Administration, the Teachers' Retirement System of Louisiana and Franklin Mutual Advisers filed an action in the United States District Court for the Northern District of Florida (Tallahassee Division) against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler, Eunice M. Filter and KPMG LLP (KPMG). The plaintiffs allege that each of the Company, the individual defendants and KPMG violated Sections 10(b) and 18 of the Securities Exchange Act of 1934, as amended (the 34 Act), Securities and Exchange Commission Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. ss. 517.301, and the Louisiana Securities Act, R.S. 51:712(A). The plaintiffs further claim that the individual defendants are each liable as "controlling persons" of the Company pursuant to Section 20 of the 34 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company's Mexican operations and other matters relating to the Company's financial condition and accounting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants during the period between February 15, 1998 and February 6, 2001, they bought shares of the Company's common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses of almost $100. The plaintiffs seek, among other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys' and experts' fees. On March 8, 2002, the individual defendants and we filed a motion before the Judicial Panel on Multidistrict Litigation seeking to transfer this action and any related tagalong actions to the United States District Court for the District of Connecticut for consolidation or coordination for pre-trial purposes with the 21 consolidated actions currently pending there under the caption, Carlson v. Xerox et al. On June 19, 2002, the motion to transfer was granted. The individual defendants and we deny any wrongdoing alleged in the complaint and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action against Palm for infringement of the Xerox "Unistrokes" handwriting recognition Patent by the Palm Pilot using "Graffiti." On January 14, 1999, the U.S. Patent and Trademark Office (PTO) granted the first of two 3Com/Palm requests for reexamination of the Unistrokes patent challenging its validity. The PTO concluded its reexaminations and confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the judge narrowly interpreted the scope of the Unistrokes patent claims and, based on that narrow determination, found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims. On October 5, 2000, the Court of Appeals for the Federal Circuit (CAFC) reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity thus establishing liability. On December 21, 2001, Palm appealed to the CAFC. We moved for a trial on damages and an injunction or bond in lieu of injunction. The District Court denied our motion for a temporary injunction, but ordered a $50 bond to be posted to protect us against future damages until the trial. Palm issued a $50 Irrevocable Letter of Credit in favor of Xerox. The District Court's decision is now on appeal before the Court of Appeals for the Federal circuit.

Pall v. Buehler, et al.: On May 16, 2002, a shareholder commenced a derivative action in the United States District Court for the District of Connecticut against KPMG Peat Marwick (KPMG). The Company was named as a nominal defendant. Plaintiff purported to bring this action derivatively in the right, and for the benefit, of the Company. He contended that he is excused from complying with the prerequisite to make a demand on the Xerox Board of Directors, and that such demand would be futile, because the directors are disabled from making a disinterested, independent decision about whether to prosecute this action. In the original complaint, plaintiff alleged that KPMG, the Company's former outside auditor, breached its duties of loyalty and due care owed to Xerox by repeatedly acquiescing in, permitting and aiding and abetting the manipulation of Xerox's accounting and financial records in order to improve the Company's publicly reported financial results. He further claimed that KPMG committed malpractice and breached its duty to use such skill, prudence and diligence as other members of the accounting profession commonly possess and exercise. Plaintiff claimed that as a result of KPMG's breaches of duties, the Company has suffered loss and damage. On May 29, 2002, plaintiff amended the complaint to add as defendants the present and certain former directors of the Company. He added claims against each of them for breach of fiduciary duty, and separate additional claims against the directors who are or were members of the Audit Committee of the Board of Directors, based upon the alleged failure, inter alia, to implement, supervise and maintain proper accounting systems, controls and practices. The amended derivative complaint demands a judgment declaring that the defendants have violated and/or aided and abetted the breach of fiduciary and professional duties to the Company and its shareholders; awarding the Company unspecified compensatory damages, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages; awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys' and experts' fees; and granting such other or further relief as may be just and proper under the circumstances. The plaintiff has identified this action as a "related case" to Carlson v. Xerox Corporation, et al., a consolidated securities law action currently pending in the same court. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Lerner v. Allaire, et al.: On June 6, 2002, a shareholder, Stanley Lerner, commenced a derivative action in the United States District Court for the District of Connecticut against Paul A. Allaire, William F. Buehler, Barry D. Romeril, Anne M. Mulcahy and G. Richard Thoman. The plaintiff purports to bring the action derivatively, on behalf of the Company, which is named as a nominal defendant. Previously, on June 19, 2001, Lerner made a demand on the Board of Directors to commence suit against certain officers and directors to recover unspecified damages and compensation paid to these officers and directors. In his demand, Lerner contended, inter alia, that management was aware since 1998 of material accounting irregularities and failed to take action and that the Company has been mismanaged. At its September 26, 2001 meeting, the Board of Directors appointed a special committee to consider, investigate and respond to the demand. The special committee is still deliberating. In this action, plaintiff alleges that the individual defendants breached their fiduciary duties of care and loyalty by disguising the true operating performance of the Company through improper undisclosed accounting mechanisms between 1997 and 2000. The complaint alleges that the defendants benefited personally, through compensation and the sale of company stock, and either participated in or approved the accounting procedures or failed to supervise adequately the accounting activities of the Company. The plaintiff demands a judgment declaring that defendants intentionally breached their fiduciary duties to the Company and its shareholders; awarding unspecified compensatory damages to the Company against the defendants, individually and severally, together with pre-judgment and post-judgment interest; awarding the Company punitive damages; awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys' and experts' fees; and granting such other or further relief as may be just and proper. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Other Matters: It is our policy to carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken. In India, we have learned of certain improper payments made over a period of years in connection with sales to government customers by employees of our now majority-owned subsidiary in that country. This activity was terminated when we became aware of it. We have investigated the activity and recently reported it to the staff of the SEC. We estimate the amount of such payments in 2000, the year the activity was stopped, to be approximately $600 to $700 thousand. In 2000 the Indian company had revenue of approximately $130. We are investigating certain transactions of our unconsolidated South African affiliate that appear to have been improperly recorded as part of an effort to sell supplies outside of its authorized territory. Recently, we received an anonymous, unsubstantiated allegation, stated to be based upon rumor, that improper payments were made in connection with government sales in a South American subsidiary. We have not yet completed a full investigation, but we have not found anything that substantiates the allegation as of the date of this filing. We have discussed these matters recently with the staff of the SEC. Based on our consideration of these matters to date, we do not believe that they are material to our consolidated financial statements.

13.  Subsequent Events:

In June 2002 and as further described in Note 1, Note 10 and in our 2001 Annual Report on Form 10-K, we entered into a $4.2 billion amended and restated credit agreement with a group of lenders which replaced our previous debt $7 billion facility.

In May 2002, one of our credit rating agencies downgraded our credit status, which had the resultant effect of causing a termination event under our U.S. trade receivable securitization facility. The undivided interest sold under the U.S. trade receivable securitization facility amounted to $290 at December 31, 2001, of the $326 aggregate total noted above. The Canadian account receivable facility, which had undivided interests of $36 at December 31, 2001 was also impacted by a downgrade in debt, which led to a similar event of default. As of June 28, 2002, we are currently in the process of renegotiating terms of the U.S. trade receivable securitization facility. We continue to sell receivables to the U.S. trade receivable securitization facility up to its limit of $290. Failure to successfully renegotiate this facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility. However, if that event occurs, there would not be any requirement of us to repurchase any of the undivided interests sold. The practical effect would be only that of timing, as the cash flows from the pooled receivables would first be used to pay the undivided interests investor, while we would collect all remaining cash from the residual receivables in the pool. The Canadian account receivable facility was not renegotiated and the balance of the undivided interests of $36 at December 31, 2001, was fully repaid in the first quarter of 2002.

In May 2002, GE Capital and we launched the Xerox Capital Services (XCS) venture. XCS manages our customer administration and leasing activities in the U.S., including various financing programs, credit approval, order processing, billing and collections.

In May 2002, we received additional financing totaling $499 from GE Capital secured by lease receivables in the U.S. Net fees of $3 have been capitalized as debt issue costs.

In May 2002, we entered into an agreement to transfer part of our financing operations in Germany to GE Capital. We received a $77 loan from GE Capital secured by certain of our finance receivables in Germany. Cash proceeds of $65 were net of $12 of escrow requirements.

In May 2002, we received an additional loan from GE Capital of $106 secured by portions of our lease receivable portfolio in the U.K.

In April 2002, we sold our leasing business in Italy to a third party for approximately $207 in cash plus the assumption of $20 of debt. We can also receive retained interests up to approximately $30 based on the occurrence of certain future events. This sale is part of an agreement under which the third party will provide ongoing, exclusive equipment financing to our customers in Italy.

Item 2                         Xerox Corporation
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Restatement of Prior Years Financial Statements. We have determined that certain of our accounting practices misapplied U.S. generally accepted accounting principles (GAAP). Accordingly, we have restated our financial statements for the four years ended December 31, 2000, the first three quarters of 2001, which included our financial statements in our Quarterly Reports on Form 10-Q as filed with the SEC, and revised our previously announced 2001 results included in our earnings release dated January 28, 2002. Throughout this MD&A, the term "previously reported" will be used to refer to our previously filed 2001 report on Form 10-Q for the three months ended March 31, 2001. The restatement adjustments relate almost exclusively to the timing of revenue and expense recognition. We reversed cumulative net revenue of $1.9 billion that was recognized in prior years, of which $1.3 billion is reflected in the years 1997 to 2001. This revenue adjustment is comprised of a reduction in equipment sales revenue, previously recognized from 1997 through 2001, of $6.4 billion offset by $5.1 billion of service, rental, document outsourcing and financing revenue now recognized from 1997 through 2001. The remaining net amount of revenue reversed, of $600 million, represents the cumulative net revenue impacts of reversing equipment sales transactions that were previously recorded in periods prior to 1997. Based on the cumulative impacts of the revenue adjustments for all periods prior to December 31, 2001, including pre-1997 impacts, we anticipate the recognition of $1.9 billion in revenues over the next several years through 2006. This represents sales-type lease revenue that had previously been recorded, that is expected to be earned over time as a component of our rental, service and finance revenue. In addition to the aforementioned revenue timing adjustments, and as more fully discussed below, we permanently reduced reported revenue by $269 million, for the five-year period ended December 31, 2001, as a result of the deconsolidation of our South African affiliate. Revenues from 1997 through 2001 as originally reported were $92.6 billion compared to $91.0 billion after the restatement. Substantially all non-revenue items included in the restatement have reversed within the five-year period ended December 31, 2001; our liquidity is not impacted since the restatement items reflect timing differences.

Settlement with the Securities and Exchange Commission. On April 11, 2002, we reached a settlement with the SEC relating to matters that had been under investigation by the SEC since June 2000. We believe the settlement is in the best interests of our shareholders, customers, employees and other stakeholders because it resolves these matters - eliminating the distraction and risk associated with potential SEC litigation - thereby enabling us to focus on continuing to improve our operations and restore our financial health. In addition, as a result of the settlement with the SEC, we are undertaking a review of our material internal accounting controls and accounting policies to determine whether any additional changes are required in order to provide additional reasonable assurance that the types of accounting errors that occurred are not likely to reoccur.

The restatement reflects adjustments which are corrections of errors made in the application of GAAP and includes (i) adjustments related to the application of the provisions of Statement of Financial Accounting Standards No. 13 "Accounting for Leases" (SFAS No. 13) and (ii) adjustments that arose as a result of other errors in the application of GAAP. In making these restatements we have conducted an extensive review of all significant transactions, accounting policies and procedures and disclosures for the period 1997 through 2001. The principal adjustments are discussed below.

Application of SFAS No. 13:

Revenue allocations in bundled arrangements: We sell most of our products and services under bundled lease arrangements which contain multiple deliverable elements. These multiple element arrangements typically include separate equipment, service, supplies and financing components for which a customer pays a single fixed negotiated price on a monthly basis, as well as a variable amount for page volumes in excess of stated minimums. The restatement primarily reflects adjustments related to the allocation of revenue and the resultant timing of revenue recognition for sales-type leases under these bundled lease arrangements.

The methodology we used in prior years for allocating revenue to our sales-type leases involved first, estimating the fair market value of the service and financing components of the leases. Specifically, with respect to the financing component, we estimated the overall interest rate to be applied to transactions to be the rate we targeted to achieve a fair return on equity for our financing operations. This is effectively a discounted cash flow valuation methodology. In estimating this interest rate we considered a number of factors including our cost of funds, debt levels, return on equity, debt to equity ratios, income generated subsequent to the initial lease term, tax rates, and the financing business overhead costs. We made service revenue allocations based, primarily, on an analysis of our service gross margins. After deducting service and finance values from the minimum payments due under the lease, the equipment value was derived. These allocation procedures resulted in adjustments to values initially reflected in our accounting systems, such that values attributed to the service and financing components were generally decreased and the values assigned to the equipment components were generally increased.

The SEC staff advised us of its view that our previous methodology, as described above, did not comply with the requirements of SFAS No. 13. SFAS No. 13 requires us to use the discount rate which causes the aggregate present value of the minimum lease payments, excluding executory and service income, and any unguaranteed residual value, to equal the fair value of the equipment. However, our revenue allocation processes with respect to the principal (i.e., equipment) and interest components of our leases did not begin with the estimated fair value of the equipment, and did not treat unearned finance income as the derived value.

As a result, we now utilize a different methodology to account for our sales-type leases involving multiple element arrangements. This methodology begins by determining the fair value of the service component, as well as other executory costs and any profit thereon, and second, by determining the fair value of the equipment based on a comparison of the equipment values in our accounting systems to a range of cash selling prices. The resultant implicit interest rate is then compared to fair market value rates to assess the reasonableness of the overall allocations to the multiple elements.

We conducted an extensive analysis of available verifiable objective evidence of fair value (VOE) based on cash sales prices and compared these prices to the range of equipment values recorded in our lease accounting systems. With the exception of Latin America, where operating lease accounting is applied as discussed below, the range of cash selling prices supports the reasonableness of the range of equipment lease prices as originally recorded, at inception of the lease, in our accounting systems. In applying our new methodology described above, we have therefore concluded that the revenue amounts allocated by our accounting systems to the equipment component of a multiple element arrangement represents a reasonable estimate of the fair value of the equipment. As a consequence, $109 million of previously recorded equipment sale revenue during the three months ended March 31, 2001 has been reversed and we have recognized additional service revenue and finance income of $129 million, which represents the impact of reversing amounts previously recorded as equipment sales-type leases and recognizing such amounts over the lease term. The net increase in revenue, as a result of this change was $20 million for the three month period ended March 31, 2001. During the quarter ended March 31, 2002 we recognized approximately $120 million of revenue as a result of the restatement of our prior years results. In total approximately $720 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $290 million - 2002, $260 million - 2003 and $170 million - thereafter.

Transactions not qualifying as sales-type leases: We re-evaluated the application of SFAS No. 13 for leases originally accounted for as sales-type leases in our Latin American operations and determined that these leases should have been recorded as operating leases. This determination was made after we conducted an in-depth review of the historical effective lease terms compared to the contractual terms of our lease agreements. Since, historically, and during all periods presented, a majority of leases were terminated significantly prior to the expiration of the contractual lease term, we concluded that such leases did not qualify as sales-type leases under certain provisions of SFAS No. 13. Specifically, because we generally do not collect the receivable from the initial transaction upon termination of the contract or during the subsequent lease term, the recoverability of the lease investment was not predictable at the inception of the original lease term. The accounting for these transactions as sales-type leases is further complicated due to our very high market shares in many of these countries, which makes it difficult to establish a reasonable basis for estimating the fair value of the equipment component of our leases due to a lack of available VOE. In addition historical and continuing economic and political instability in many of these countries also raises concerns about reasonable assurance of collectibility. As a consequence, $48 million of previously recorded equipment sale revenue during the three months ended March 31, 2001 has been reversed and we have recognized additional rental revenue of $73 million, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net increase in revenue, as a result of this change, was $25 million for the three month period ended March 31, 2001. During the quarter ended March 31, 2002 we recognized approximately $60 million of revenue as a result of the restatement of our prior years results. In total, approximately $740 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $180 million - 2002, $240 million - 2003 and $320 million - thereafter.

During the course of the restatement process, we concluded that the estimated economic life used for classifying leases for the majority of our products should have been five years versus the three to four years we previously utilized. This resulted from an in-depth review of our lease portfolios, for all periods presented, which indicated that the most frequent term of our lease contracts was 60 months. We believe that this has been and is representative of the period during which the equipment is expected to be economically usable, with normal repairs and maintenance, for the purpose for which it was intended at the inception of the lease. As a consequence, many shorter duration leases did not meet the criteria of SFAS No. 13 to be accounted for as sales-type leases. Additionally, other lease arrangements were found to not meet other requirements of SFAS No. 13 for treatment as sales-type leases. As a consequence, $11 million of equipment revenue recorded during the three months ended March 31, 2001 has been reversed and we have recognized additional rental revenue of $29 million, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net increase in revenue, as a result of this change, was $18 million for the three month period ended March 31, 2001. During the quarter ended March 31, 2002 we recognized approximately $20 million of revenue as a result of the restatement of our prior years results. In total approximately $120 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $50 million - 2002, $40 million - 2003 and $30 million - thereafter.

Accounting for the sale of equipment subject to operating leases: We have historically sold pools of equipment subject to operating leases to third party finance companies (the counterparties) or through structured financings with third parties and recorded the transaction as a sale at the time the equipment is accepted by the counterparties. These transactions increased equipment sale revenue, primarily in Latin America, in 2000 and 1999 by $148 million and $400 million, respectively. Upon additional review of the terms and conditions of these contracts, it was determined that the form of the transactions at inception included retained ownership risk provisions or other contingencies that precluded these transactions from meeting the criteria for sale treatment under the provisions of SFAS No. 13. The form of the transaction notwithstanding, these risk of loss or contingency provisions have resulted in only minor impacts on our operating results during the five years ended December 31, 2001. These transactions have however been restated and recorded as operating leases in our consolidated financial statements. As a consequence we have recognized additional revenue of $60 million during the three months ended March 31, 2001, which represents the impact of changing the previously recorded transactions to operating leases. During the quarter ended March 31, 2002 we recognized approximately $25 million of revenue as a result of the restatement of our prior years results. In total approximately $85 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $55 million - 2002 and $30 million - 2003. Additionally, for transactions in which cash proceeds were received up-front we have recorded these proceeds as secured borrowings. The remaining balance of these borrowings aggregated $42 million at March 31, 2002.

In summary and in connection with the restatement of reported results of operations regarding accounting for leases, our policy is to now measure the reasonableness of estimates of fair values of leased equipment by comparison to VOE from cash sales of the same or similar equipment or on the basis of other objective evidence of fair value. Going forward, due to a change in business model, we expect equipment sales in Latin America will either be for cash or will be financed by third party financial institutions. In connection with negotiations underway with third parties, we anticipate substantially exiting our financing business. Our business processes and the terms of our third party financing contracts may result in our customer transactions being initially recorded as leases in our financial statements prior to being sold to the financing companies. The accounting effect may require us to account for transactions with third party finance companies as sales of the underlying leases, and to recognize gains or losses on the sales of such leases as they are sold.

Other adjustments:
In addition to the aforementioned revenue related adjustments, other errors in the application of GAAP were identified. These include the following:

Sales of receivables transactions: During July 2001 and 1999, we sold approximately $2.0 billion of U.S. finance receivables originating from sales-type leases ($1.4 billion in 1999 and $600 million in 2001). These transactions were originally accounted for as sales of receivables. These sales were made to special purpose entities (SPEs), which qualified for non-consolidation in accordance with then existing accounting requirements. As a result of the changes in the estimated economic life of our equipment to five years, certain leases transferred in these transactions did not meet the sales-type lease requirements and were accounted for as operating leases. This change in lease classification affected a number of the leases that were sold into the aforementioned SPEs resulting in these entities now holding operating leases as assets. This change disqualified the SPEs from non-consolidation and effectively required us to record the proceeds received on these sales as secured borrowings. This increased our debt by $368 and $320 as of March 31, 2002 and 2001, respectively. The adjustment to increase receivables also resulted in the recognition of financing revenue of $6 for the three month period ended March 31, 2001. This change has no effect on our liquidity or amounts due to the SPEs from the Company.

South Africa deconsolidation: We determined that we inappropriately consolidated our South African affiliate since 1998 as the minority joint venture partner has substantive participating rights. Accordingly, we have deconsolidated all assets, liabilities, revenues and expenses. We now account for this investment on the equity method of accounting. The reduction in revenue for the three months ended March 31, 2001 was $17 million and there was no impact on net income or Common Shareholder's Equity as the reduction in pre-tax income is offset by an increase in equity in net income of unconsolidated affiliates.

Purchase accounting reserves: In connection with the 1998 acquisition of XL Connect Solutions, Inc. (XLConnect), we recorded liabilities aggregating $65 million for contingencies identified at the date of the acquisition. During 2000 and 1999, we determined that certain of these contingent liabilities were no longer required, and $29 million of the liabilities were either reversed into income or we charged certain costs related to ongoing activities of the acquired business against these liabilities. Upon additional review we determined that approximately $51 million of these contingent liabilities did not meet the criteria to initially be recorded as acquisition liabilities. Accordingly, we have adjusted the goodwill and liabilities at the date of acquisition and corrected the 2000 and 1999 income statement impacts. The income statement impact as of March 31, 2001 was less than $1 million.

Restructuring reserves: During 2001 and 2000, we recorded restructuring charges associated with our decisions to exit certain activities of the business. Upon additional review we determined that certain adjustments made to the original charges were not in accordance with GAAP. The adjustments to decrease pre-tax income in the first quarter of 2001 of $28 million consist primarily of corrections to the timing of the release of reserves originally recorded under the March 2000 restructuring program. We should have reversed the applicable reserves in late 2000 when the information was available that our original plan had changed indicating that such reserves were no longer necessary. Previously, the reversal was recorded in early 2001.

Other adjustments: In addition to the above items and in connection with our review of prior year's financial records we determined that other accounting errors were made with respect to the accounting for certain non-recurring transactions, the timing of recording and reversing certain liabilities and the timing of recording certain asset write-offs. We have restated our Condensed Consolidated Financial Statements for the quarter ended March 31, 2001 for such items. These adjustments decreased pre-tax income by $1 million for the three month period ended March 31, 2001. There were also similar adjustments to reduce revenue by $23 for the three month period ended March 31,2001.

The following table presents the effects of the aforementioned adjustments on total revenue:

Increase (decrease) to total revenue:

(In millions)                                                                                             Three Months
                                                                                                              Ended
                                                                                                          March 31, 2001
                                                                                                     -----------------------
Revenue, previously reported                                                                                   $4,202

Application of SFAS No. 13:
   Revenue allocations in bundled arrangements                                                                     20
   Latin America - operating lease accounting                                                                      25
   Other transactions not qualifying as sales-type leases                                                          18
   Sales of equipment subject to operating leases                                                                  60
                                                                                                                -----

   Subtotal                                                                                                       123

Other revenue restatement adjustments:

   Sales of receivables transactions                                                                                6
   South Africa deconsolidation                                                                                   (17)
   Other revenue items, net                                                                                       (23)
                                                                                                                -----

   Subtotal                                                                                                       (34)

Increase in total revenue                                                                                          89
                                                                                                               ------

Revenues, restated                                                                                             $4,291
                                                                                                               ======


The following table presents the effects of the aforementioned adjustments on sales revenue:

Increase (decrease) to sales revenue:

(In millions)                                                                                              Three Months
                                                                                                               Ended
                                                                                                         March 31, 2001
                                                                                                     ----------------------
   Revenue allocations in bundled arrangements                                                                  $(109)
   Latin America - operating lease accounting                                                                     (48)
   Other transactions not qualifying as sales type leases                                                         (11)
   Sales of equipment subject to operating leases                                                                   8
   South Africa deconsolidation                                                                                    (7)
   Other revenue items, net                                                                                       (24)
                                                                                                                -----
     Decrease in sales revenue                                                                                  $(191)
                                                                                                                =====

During the three months ended March 31, 2002, we recognized approximately $225 million of revenue that had been restated from prior periods. In total, approximately $1.7 billion of revenue recognized in periods prior to the quarter ended March 31, 2002 and prior has been reversed and is estimated to be recognized as follows: $600 million - 2002, $570 million - 2003 and $530 million
- thereafter. However, the realization of these amounts will be impacted by lease terminations and currency movements.

The following table presents the effects of the aforementioned adjustments on pre-tax income:

Increase (decrease) to pre-tax:

                                                                                                           Three Months
                                                                                                                Ended
                                                                                                           March 31, 2001
                                                                                                     -----------------------
Pre-tax income, previously reported                                                                              $595

Revenue restatement adjustments:
   Revenue allocations in bundled arrangements                                                                     21
   Latin America - operating lease accounting                                                                      15
   Other transactions not qualifying as sales-type leases                                                          13
   Sales of equipment subject to operating leases                                                                  27
   Sales of receivables transactions                                                                               (4)
   South Africa deconsolidation                                                                                    (2)
   Other revenue items, net                                                                                         2
                                                                                                                 ----

   Subtotal                                                                                                        72

Other restatement adjustments:
   Restructuring reserves                                                                                         (28)
   Other, net                                                                                                      (1)
                                                                                                                 ----

   Subtotal                                                                                                       (29)

Increase to pre-tax income                                                                                         43
                                                                                                                 ----

Pre-tax income, restated                                                                                         $638
                                                                                                                 ====


The impact of these adjustments on certain key ratios is as follows:

                                                                                                          Three Months
                                                                                                              Ended
                                                                                                         March 31, 2001
                                                                                                     ----------------------
Sales Gross Margin:
   -  Previously reported                                                                                     30.3%
   -  Adjusted and restated                                                                                   26.2%

Service, Outsourcing and Rentals Gross Margin:
   -  Previously reported                                                                                     37.7%
   -  Adjusted and restated                                                                                   39.5%

Finance Gross Margin:
   -  Previously reported                                                                                     29.2%
   -  Adjusted and restated                                                                                   55.1%

Total Gross Margin:
   -  Previously reported                                                                                     33.6%
   -  As adjusted and restated                                                                                34.7%

Selling, Administrative and General Expenses as a percentage of revenue:
   -  Previously reported                                                                                     27.4%
   -  As adjusted and restated                                                                                26.8%

The following tables present the impact of the adjustments on our previously reported 2001 results on a condensed basis:

                                                                                       Previously
                                                                                        Reported          Restated
                                                                                        --------          --------
     Three Months Ended March 31, 2001
     (in millions, except per share data)
     Statement of operations:

         Total Revenues                                                                   $4,202            $4,291
         Sales                                                                             2,056             1,865
         Service, outsourcing, financing and rentals                                       2,146             2,426
         Total Costs and Expenses                                                          3,607             3,653
         Net income                                                                          201               222
         Diluted earnings per Share                                                        $0.25             $0.28


Summary
Throughout the following Financial Review, all referenced amounts reflect the above described restatement adjustments.

In addition to the quarterly information provided in this document, selected financial information for the five quarter period ending March 31, 2002 will be provided in a supplemental Current Report on Form 8-K in the next several days.

2002 Revenues of $3.9 billion declined 10 percent from $4.3 billion in the first quarter of 2001, reflecting continued economic weakness and marketplace competition. Approximately, one-third of the decline was due to our exit from the Small Office/Home Office (SOHO) business in the second half of 2001, reductions in our Developing Markets Operations (DMO) and unfavorable currency. In our Office segment, Document Centre digital multifunction and color revenues grew. Monochrome Production Publishing (DocuTech) revenues stabilized. Production color, Production Printing and light lens revenues declined. See Note 8 to the Condensed Consolidated Financial Statements for further discussion.

The first quarter 2002 net loss of $46 million or $0.06 cents per share, included after tax restructuring charges of $101 million ($146 million pre-tax), an after tax charge of $44 for permanently impaired capitalized software ($72 million pre-tax), and a $10 million civil penalty associated with our settlement with the SEC net after tax losses from unhedged foreign currency exposures of $22 million. These were offset by an after-tax gain of $12 million ($19 million pre-tax) related to proceeds received from sale of stock of an insurance company in a demutualization. 2001 first quarter net income of $222 million or $0.28 cents per share included the following net after-tax items: a $304 million gain ($769 million pre-tax) on the sale of half our interest in Fuji Xerox, after tax restructuring charges of $81 million ($129 million pre-tax), unhedged foreign currency gains of $44 million ($64 million pre-tax) an after tax $17 million extraordinary gain ($28 million pre-tax) reflecting the early retirement of debt. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Pre-Currency Growth

To understand the trends in our business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjusted growth as "pre-currency growth".

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. We generally do not hedge the translation effect of revenues denominated in currencies where the local currency is the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar in the 2002 first quarter was approximately 4 percent stronger than the 2001 first quarter. As a result, foreign currency translation unfavorably impacted revenue growth by approximately one percentage point in the first quarter 2002.

Revenues by Type

 Year-over-year post-currency changes by type of revenue were as follows:

                                                     First Quarter
                                                     2002 vs. 2001
                                                    --------------
 Equipment Sales                                          (19)%
 Post Sale and Other Revenue                               (7)%
 Financing Income                                         (10)
 Total Revenue/1/                                         (10)

/1/Total sales revenue in the Condensed Consolidated Statement of Operations includes equipment sales noted above as well as supplies and paper and other revenue that is included in "Post Sale and Other Revenue" in the above table.

Equipment sales typically represent approximately 20-25 percent of total revenue. The majority of our equipment sales are in North America and Europe. Equipment sales in the first quarter of 2002 declined 19 percent (17 percent pre-currency) from the first quarter of 2001, reflecting competitive pressures, continued weakness in the economy and our focus on profitable revenue. Approximately 25 percent of the decline was due to our exit from the SOHO business.

Post sale and other revenues include service, document outsourcing, rentals, supplies and paper, which represent the revenue streams that follow equipment placement, as well as revenue not associated with equipment placement, such as royalties. Post sale and other revenues declined 7 percent (6 percent pre-currency) in the first quarter of 2002 compared to the 2001 first quarter, largely driven by declines in equipment populations reflecting reduced placements in earlier periods and lower page print volumes.

Document outsourcing revenues are split between equipment sales and post sale and other revenue. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included in equipment sales, and all other document outsourcing revenues, including service, equipment rental, supplies, paper, and labor are included in post sale and other revenues. Total 2002 first quarter document outsourcing revenue declined from the 2001 first quarter. In the 2002 first quarter, the backlog of future estimated document outsourcing revenue declined 9 percent to approximately $7.1 billion compared to approximately $7.8 billion in the 2001 first quarter. Our backlog is determined as the estimated services to be provided under committed contracts as of a point in time. We expect total document outsourcing revenue to continue to decline.

Financing Income declined 10 percent (8 percent pre-currency) in the first quarter 2002 from the first quarter 2001 reflecting continued equipment sale declines, lower implicit interest rates and the initial effects of our transition to third party financing. Third party financing arrangements were in place for the full quarter in our Nordic countries and began in the Netherlands in February.

Key Ratios and Expenses

The trend in key ratios was as follows:

                                           March 31,
                                        --------------
                                        2001      2002
                                        ----      ----
         Total Gross Margin             34.7%     41.0%

         R&D % Revenue                   5.8%      6.0%

         SAG % Revenue                  26.8%     30.3%



First quarter 2002 gross margin of 41.0 percent improved 6.3 percentage points from 34.7 percent in the first quarter 2001. Approximately half the increase reflects the prior liquidation of equipment inventory associated with our SOHO exit as well as improvements in DMO. Improved manufacturing and service productivity, and favorable product mix and lower cost of borrowings for our finance business more than offset the adverse impact of competitive price pressures.

Research and development (R&D) expense of $230 million was $21 million lower in the 2002 first quarter than the 2001 first quarter. The R&D expense reduction primarily reflects our exit from SOHO, helped further by benefits from cost restructuring actions. R&D spending in the 2002 first quarter represented 6.0 percent of revenue as we continue to invest in technological development, particularly color, to maintain our position in the rapidly changing document processing market. We expect 2002 R&D spending will represent approximately 5-6 percent of revenue, a level that we believe is adequate to remain technologically competitive. Xerox R&D remains strategically coordinated with Fuji Xerox.

Selling, administrative and general (SAG) expenses increased by $20 million to $1,169 million in the 2002 first quarter from $1,149 million in the 2001 first quarter. In the first quarter of 2002, we reevaluated the development of a customer service software development program for field service operations, which based on an analysis of pilot and field testing results indicated that the capitalized software could not be used as originally intended and was therefore impaired. Subsequently, it was formally decided that we should abandon future spending associated with the software as a result of these testing issues. Accordingly, we recorded a $72 million charge in SAG in the first quarter. The increase also includes increased advertising spending in conjunction with our sponsorship of the Winter Olympics. The advertising campaign focuses on three key components of our product offerings: color made easy and affordable, just in time publishing solutions, and variable printing applications. These increases were partially offset by reduced expenses due to our SOHO exit and the benefits of our restructuring program. Bad debt expense increased $19 million to $103 million in the first quarter 2002 primarily due to higher provisions in certain DMO countries including Argentina.

During the fourth quarter of 2000 we announced a Turnaround Program in which we outlined a wide-ranging plan to sell assets, cut costs and strengthen our strategic core business. We announced plans that were designed to reduce costs by at least $1 billion annually, the majority of which affected 2001. In the first quarter 2002 we took additional actions which are expected to further reduce costs by approximately $100 million in 2002. As part of these cost-cutting measures, we continue to record additional charges for initiatives under the Turnaround Program. The recognition of such charges is based on having a formal and committed plan, in accordance with existing accounting rules. As a result of these actions and changes in estimates related to previously established reserves, in the first quarter 2002 we provided an incremental $146 million ($101 million after taxes), net of reversals of $10 million primarily to complete our open initiatives under the Turnaround Program. We expect additional provisions will be required in 2002 as additional plans are finalized and are committed to. The restructuring reserve balance at March 31, 2002 for the Turnaround Program was $221 million.

In 2001, we began a separate restructuring program associated with the disengagement from our SOHO business. The provision associated with this action totaled $239 million and included amounts for asset impairments; lease cancellation, purchase decommitment and other exit costs; and severance and employee separation. The SOHO disengagement reserve balance at March 31, 2002 was $25 million and relates to severance and other costs that will be paid during 2002.

In the 2002 first quarter, worldwide employment declined by 4,300 to 74,600 as a result of 2,700 employees leaving the company, largely under our restructuring programs, and the transfer of 1,600 employees to Flextronics.

As discussed in the Notes to the Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, we adopted new accounting rules that eliminate the amortization of goodwill effective January 1, 2002. The new rules also provides for no goodwill amortization on any acquisitions that occurred after June 30, 2001. The amount of goodwill amortization recorded in the first quarter of 2001 was $16 million, net of tax.

Other Expenses, Net

Other expenses, net for the quarters ended March 31, 2002 and 2001 were as follows:

                                                                 Three Months
                                                                Ended March 31,
                                                             -------------------
($ in millions)                                                2002       2001
---------------                                              --------   --------
Non-financing interest expense .............................  $  81      $ 162
Currency (gains) losses, net ...............................     24        (64)
Amortization of goodwill (2001 only) and intangible assets..     10         23
Interest Income ............................................    (21)       (24)
Gain on sale of investment .................................    (19)         -
SEC Civil Penalty ..........................................     10          -
All other, net .............................................      5         (4)
                                                              -------   --------
    Total ..................................................  $  90      $  93
                                                              =======   ========


Other expenses, net were $90 million in the first quarter 2002 and $93 million in the first quarter 2001. Significantly lower non-financing interest expense, reflected lower debt levels and reduced borrowing costs. Net currency losses of $24 million in 2002, primarily reflect the devaluation of the Argentine Peso compared to net exchange gains of $64 million in 2001 primarily related to gains on Yen denominated debt. These currency exposures are the result of net unhedged positions largely caused by our restricted access to the derivatives markets. Although we have been able to re-enter the derivatives market on a limited basis in 2002 to hedge certain balance sheet exposures, we continue to remain largely unhedged in our Latin American affiliates. Accordingly, we may continue to experience volatility in this area in the future. The sale of Prudential Insurance Company common stock associated with that company's demutualization generated a $19 million gain in the first quarter 2002. In the first quarter 2002, we accrued the $10 million civil penalty associated with our settlement with the SEC. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities Interests in Earnings of Subsidiaries

Pre-Tax loss was $53 million in the first quarter 2002 compared to pre-tax income of $638 million in the first quarter 2001.

In the 2002 first quarter, we recorded an income tax benefit of $20 million compared to an income tax expense of $427 million in the first quarter of 2001. The 2001 first quarter income tax expense primarily related to the gain on the sale of half our interest in Fuji Xerox. The effective tax rate for the first quarter 2002 was 37.7 percent and reflects differences between calculating the effective tax rate on an annual basis.

Our effective rate will change based on nonrecurring events (such as new Turnaround Program initiatives) as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. In the normal course of business, we expect that our 2002 effective tax rate will be in the low to mid 40 percent range.

Equity in Net income of unconsolidated affiliates consists of our remaining 25 percent share of Fuji Xerox income as well as income from other smaller equity investments. Total equity in net income for the first quarter 2002 was $8 million higher than the first quarter 2001. Despite the 2001 sale of half our interest in Fuji Xerox, our 2002 first quarter share of total Fuji Xerox net income was unchanged, reflecting favorable tax adjustments in the 2002 first quarter and an unfavorable 2001 first quarter transition adjustment related to the adoption of SFAS No. 133. In addition to Fuji Xerox, other affiliates had improved performance in the 2002 first quarter contributing to the $8 million improvement.

Minorities interest in earnings of subsidiaries increased by $17 million to $24 million in the first quarter 2002 primarily due to the quarterly distribution on the Convertible Trust Preferred Securities issued in November 2001.

Business Performance by Segment

Our business segments are as follows: Production, Office, DMO, SOHO, and Other. The table below summarizes our business performance by segment for the quarters ended March 31, 2001 and 2002. Revenues and associated percentage changes, along with operating profits and margins by segment are included. Segment operating profit is determined as defined in Note 10 of the Notes to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K.

Year-over-year revenue growth rates by segment are as follows:

                                              First Quarter
                                           --------------------
                                              2002 over 2001
                                           --------------------
 Total Revenues                                   (10)%

 Production                                        (9)
 Office                                            (6)
 DMO                                              (11)
 SOHO                                             (43)
 Other                                            (19)

 Memo: Color                                       (8)


Operating margins by segment are as follows:

                                               First Quarter
                                           --------------------
                                              2002 over 2001
                                           --------------------
 Total Operating Margin                            2.7%

 Production                                        7.9
 Office                                            5.5
 DMO                                              (1.1)
 SOHO                                             38.6
 Other                                           (29.1)



Production revenues include production publishing, production printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute sold predominantly through direct sales channels in North America and Europe. Revenues in the first quarter of 2002 declined 9 percent (8 percent pre currency) from the 2001 first quarter. 2002 first quarter monochrome production publishing revenues stabilized. Monochrome production printing and light lens reflect total market declines related to the continued movement to distributed printing and electronic substitutes and customer transition from light lens to digital offerings. During the 2002 first quarter production color revenue declined, as growth from our DocuColor 2000 products was more than offset by declines in older color products reflecting continued marketplace competition and the weak economy, particularly in the graphic arts market. The DocuColor 2000 remains the most successful product in its market segment with over 5,000 units installed to date. Production revenues represented 34 percent of total revenue in the first quarter of 2002 and 2001.

2002 first quarter operating margins stabilized at approximately 8 percent, reflecting cost reductions and improved product mix as we convert light lens placements to digital. These improvements more than offset competitive price pressure.

Office revenues include our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser printers, digital and light lens copiers under 90 pages per minute, and facsimile products sold through direct and indirect sales channels in North America and Europe. First quarter 2002 revenue declined by 6 percent (5 percent pre currency) from the 2001 first quarter reflecting reduced participation in very aggressively priced competitive bids and tenders in Europe. Monochrome revenues declined as growth in digital, including the European launch of the Document Centre 490 was insufficient to offset light lens declines. Digital devices now represent over 95 percent of our combined office light lens and digital equipment revenues.

Office color revenue growth reflects strong performance from the Document Centre Color Series 50 and Phaser 860 solid ink and Phaser 7700 laser printers. Office revenues represented approximately 42 percent of total revenues for the first quarter 2002 and 41 percent in the 2001 first quarter.

Operating profit in the Office segment increased year-over-year from $47 million in the first quarter of 2001 to $91 million in the first quarter of 2002. The increase reflects significantly improved gross margins driven by our focus on more profitable revenue, favorable product mix reflecting the launches of our Document Centre 480 and 490 multifunction devices and improved manufacturing and service productivity.

DMO includes operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. DMO revenue declined 11 percent (9 percent pre currency) in the 2002 first quarter. Approximately half the decline was due to major economic disruptions in Argentina and Venezuela. Brazil, which represented 5 percent of total Xerox revenue in the 2002 first quarter, declined, reflecting the weak economy and our continued focus on liquidity and profitable revenue rather than market share.

DMO incurred a $5 million loss in the 2002 first quarter, a $65 million improvement from the 2001 first quarter, in spite of a significant loss in Argentina due to the economic disruption in that country. Gross margin improved significantly reflecting the benefits from implementation of the new business model and improved productivity. In addition, SAG spending declined as we realize the benefits of our cost base and resizing initiatives.

We announced our disengagement from our worldwide SOHO business in June 2001. SOHO revenues now consist primarily of consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. First quarter 2002 SOHO revenues declined 43 percent from 2001, primarily due to the absence of equipment revenue. First quarter 2002 profitability reflects continued sales of high margin consumables for the existing equipment population. We expect sales of these supplies to continue in 2002, but also expect SOHO revenues and profits to decline over time as the existing population of Xerox equipment is replaced.

Other includes revenues and costs associated with paper sales, Xerox Engineering Systems (XES), Xerox Connect, Xerox Technology Enterprises (XTE), our investment in Fuji Xerox, consulting and other services. Other segment profit (loss) includes certain costs that have not been allocated to the business including non-financing interest and other non-allocated costs. The 2002 first quarter revenue declined 19 percent (18 percent pre currency) due to lower paper revenue and lower Xerox Connect revenues. The increased loss reflects the previously discussed $72 million write off of capitalized software, as well as, higher advertising expense, unfavorable currency impacts, the SEC civil penalty partially offset by lower non financing interest expense and the gain on the Prudential demutualization.

Other

In January 2002, we completed additional asset sales to transfer our office product manufacturing operations to Flextronics. The companies completed the sale of our plants in Venray, The Netherlands and Resende, Brazil for approximately $26 million plus the assumption of certain liabilities and subject to certain closing adjustments. Approximately 1,600 Xerox employees in these operations transferred to Flextronics. We have begun to transfer work to Flextronics from our printed circuit board factories in El Segundo, California and Mitcheldean, England and our customer replaceable unit plant in Utica, New York. We plan to complete this by the end of the third quarter 2002.

We continue to make progress transitioning our equipment financing to third party vendors. This progress is detailed in the following Capital Resources and Liquidity section.

Capital Resources and Liquidity

Liquidity, Financial Flexibility and Funding Plans:

Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. We used these funds to finance customers' purchases of our equipment and for working capital requirements, capital expenditures and business acquisitions. Our operations and liquidity began to be negatively impacted in 2000 by Xerox-specific business challenges, which have been discussed in the Notes to the Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K. These challenges were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these challenges and conditions negatively impacted our cash availability and created marketplace concerns regarding our liquidity, which led to credit rating downgrades and restricted our access to capital markets.

In addition to the limited access to capital markets which resulted from our credit rating downgrades, we have been unable to access the public capital markets. This is because, as a result of the SEC investigation since June 2000 and the accounting issues raised by the SEC, the SEC Staff advised us that we could not make any public registered securities offerings. This additional constraint had the effect of limiting our means of raising funds to those of unregistered capital markets offerings and private lending or equity sources. Our credit ratings became even more important, since credit rating agencies often include access to other capital sources in their rating criteria.

During 2000, 2001, and 2002, these rating downgrades, together with the recently concluded review by the SEC, adversely affected our liquidity and financial flexibility, as follows:

     . Since October 2000, uncommitted bank lines of credit and the unsecured public capital markets have been largely unavailable to us.

     . On December 1, 2000, Moody's reduced its rating of our senior debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding derivative agreements for $108 million.

     . In the fourth quarter 2000, as a result of our lack of access to unsecured bank and public credit sources, we drew down the entire $7.0 billion available to us under our Revolving Credit Agreement (the "Old Revolver"), primarily to maintain financial flexibility and pay down debt obligations as they came due.

     . On October 23, 2001, Standard & Poors (S&P) reduced its rating of our senior debt to below investment grade, further constraining our ability to enter into new derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding out-of-the-money interest-rate and cross-currency interest-rate derivative agreements for a total of $148 million.

     . To minimize the resulting interest and currency exposures from these events, we have subsequently restored some derivative trading, with several counterparties, on a limited basis. However, virtually all such new arrangements either require us to post cash collateral against all out-of-the-money positions, or else have very short terms (e.g., as short as one week). Both of these types of arrangements potentially use more cash than standard derivative arrangements would otherwise require.

     . On May 1, 2002, Moody's further reduced its rating of our senior debt, requiring us to post additional collateral against certain derivative agreements currently in place. This downgrade also constituted a termination event under our existing $290 million U.S. trade receivable securitization facility, which we are currently renegotiating with the counterparty, as described more fully below.
     . On June 11 and 21, 2002, S&P lowered and affirmed its rating of our senior unsecured and senior secured debt, which to date has not had any incremental adverse effects on our liquidity.

As of June 26, 2002, our senior and short-term debt ratings and outlooks were as follows:

                             Senior
                              Debt               Short Term
                             Rating             Debt Rating           Outlook
                             ------             -----------          ---------
        Moody's                B1                 Not Prime          Negative
        S&P*                  BB-/B+*                 B*             Negative*
        Fitch                 BB**                    B              Negative**

*Effective June 11, 2002, S&P lowered our Corporate credit rating, and downgraded our senior debt, to BB- and maintained us on CreditWatch with Negative implications. Upon receipt of commitments from the banks who are party to our New Credit Facility, S&P affirmed the Corporate credit rating and our senior secured debt at BB-with a Negative Outlook, and downgraded our senior unsecured debt to B+.

** On June 28, 2002, Fitch announced that it expects to downgrade our senior unsecured debt by one notch, pending its review of our 2001 Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission earlier that day, as well as this Quarterly Report on Form 10-Q.

We expect our limited access to unsecured credit sources to result in higher borrowing costs going forward, and to potentially result in Xerox Corporation having to increase its level of intercompany lending to affiliates and/or to guarantee portions of their debt.

Actions Taken to Address Liquidity Issues:

In the fourth quarter of 2000, as a result of the various factors described above, we began accumulating cash in an effort to maintain financial flexibility, rather than continuing our historical practice of using available cash to voluntarily pay down debt. To the extent possible, and except as otherwise prohibited under the New Credit Facility described below, we expect to continue this practice of accumulating cash for the foreseeable future.

New Credit Facility:

     On June 21, 2002, we entered into an Amended and Restated Credit Agreement (the "New Credit Facility") with a group of lenders, replacing the Old Revolver. At that time, we permanently repaid $2.8 billion of the $7 billion Revolving Credit Agreement (the "Old Revolver"). Accordingly, there is currently $4.2 billion outstanding under the New Credit Facility, consisting of three tranches of term loans totaling $2.7 billion and a $1.5 billion revolving facility that includes a $200 million letter of credit sub-facility. The three term loan tranches include a $1.5 billion amortizing "Tranche A" term loan, a $500 million "Tranche B" term loan, and a $700 million "Tranche C" term loan maturing on September 15, 2002. Xerox Corporation is currently, and will remain, the borrower of all of the term loans. The revolving loans are available, without sub-limit, to Xerox Corporation, Xerox Canada Capital Limited (XCCL), Xerox Capital Europe plc (XCE) and other foreign subsidiaries, as requested by us from time to time, that meet certain qualifications. We are required to repay a total of $400 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2003, and a total of $600 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2004. The remaining portions of the Tranche A and Tranche B term loans and the revolving facility contractually mature on April

30, 2005. We could be required to repay portions of the loans earlier than their scheduled maturities upon the occurrence of certain events, as described below. In addition, all loans under the New Credit Facility mature upon the occurrence of a change in control.

     Subject to certain limits described in the following paragraph, all obligations under the New Credit Facility are secured by liens on substantially all domestic assets of Xerox Corporation and by liens on the assets of substantially all of our U.S. subsidiaries (excluding Xerox Credit Corporation), and are guaranteed by substantially all of our U.S. subsidiaries. In addition, revolving loans outstanding from time to time to XCE (currently $605 million) are also secured by all of XCE's assets and are also guaranteed on an unsecured basis by certain foreign subsidiaries that directly or indirectly own all of the outstanding stock of XCE. Revolving loans outstanding from time to time to XCCL (currently $300 million) are also secured by all of XCCL's assets and are also guaranteed on an unsecured basis by our material Canadian subsidiaries, as defined (although the guaranties of the Canadian subsidiaries will become secured by their assets in the future if certain events occur).

     Under the terms of certain of our outstanding public bond indentures, the outstanding amount of obligations under the New Credit Facility that can be secured by assets (the "Restricted Assets") of (i) Xerox Corporation and (ii) our non-financing subsidiaries that have a consolidated net worth of at least $100 million, without triggering a requirement to also secure these indentures, is limited to the excess of (a) 20 percent of our consolidated net worth (as defined in the public bond indentures) over (b) a portion of the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of the debt secured under the New Credit Facility by the Restricted Assets (the "Restricted Asset Security Amount") will vary from time to time with changes in our consolidated net worth. The Restricted Assets secure the Tranche B loan up to the Restricted Asset Security Amount; any Restricted Asset Security Amount in excess of the outstanding Tranche B loan secures, on a ratable basis, the other outstanding loans under the New Credit Facility. The assets of XCE, XCCL and many of the subsidiaries guarantying the New Credit Facility are not Restricted Assets because those entities are not restricted subsidiaries as defined in our public bond indentures. Consequently, the amount of debt under the New Credit Facility secured by their assets is not subject to the foregoing limits.

     The New Credit Facility loans generally bear interest at LIBOR plus 4.50 percent, except that the Tranche B loan bears interest at LIBOR plus a spread that varies between 4.00 percent and 4.50 percent depending on the Restricted Asset Security Amount in effect from time to time. Specified percentages of any net proceeds we receive from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility must be used to reduce the amounts outstanding under the New Credit Facility, and in all cases any such amounts will first be applied to reduce the Tranche C loan. Once the Tranche C loan has been repaid, or to the extent that such proceeds exceed the outstanding Tranche C loan, any such prepayments arising from debt and equity proceeds will first permanently reduce the Tranche A loans, and any amount remaining thereafter will be proportionally allocated to repay the then-outstanding balances of the revolving loans and the Tranche B loans and to reduce the revolving commitment accordingly. Any such prepayments arising from asset sale proceeds will first be proportionally allocated to permanently reduce any outstanding Tranche A loans and Tranche B loans, and any amounts remaining thereafter will be used to repay the revolving loans and to reduce the revolving commitment accordingly (except that the revolving loan commitment cannot be reduced below $1 billion as a result of such prepayments).

The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock, certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, hedging transactions, payment of dividends, intercompany loans and certain restricted payments, and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to Xerox Corporation in certain circumstances. The New Credit Facility does not affect our ability to continue to monetize receivables under the agreements with GE Capital and others, which are discussed below. No cash dividends can be paid on our Common Stock for the term of the New Credit Facility. Cash dividends may be paid on preferred stock provided there is then no event of default. In addition to other defaults customary for facilities of this type, defaults on debt of, or bankruptcy of, Xerox Corporation or certain subsidiaries would constitute a default under the New Credit Facility.

The New Credit Facility also contains financial covenants which the Old Revolver did not contain, including:

     .    Minimum EBITDA (rolling four quarters, as defined)
     .    Maximum Leverage (total adjusted debt divided by EBITDA, as defined)
     .    Maximum Capital Expenditures (annual test)
     .    Minimum Consolidated Net Worth (quarterly test, as defined)

Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity and operations.

We expect total fees and expenses incurred in connection with the New Credit Facility to approximate $125 million, the majority of which was paid at closing. These amounts will be deferred and amortized over the three year term of the New Credit Facility.

Turnaround Program:

In 2000 we announced a global Turnaround Program which included initiatives to sell certain assets, improve operations and liquidity, and reduce annual costs by at least $1 billion. Through March 31, 2002, and since that time, we have made significant progress toward these objectives.

With respect to asset sale initiatives:
     . In the fourth quarter of 2000 we sold our China operations to Fuji Xerox, generating $550 million of cash and transferring $118 million of debt to Fuji Xerox.
     . In March 2001, we sold half of our interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash (We paid $346 million in taxes in March 2002 related to this sale).
     . In the fourth quarter of 2001, we received cash proceeds of $118 million related to the sales to Flextronics of certain of our manufacturing facilities, and in 2002 we received additional net cash proceeds of $26 million related to the sales of additional facilities under that agreement.

With respect to operational and liquidity improvements, we have announced major initiatives with GE Capital and other vendor financing partners, and we have completed several transactions, including (1) implementation of third-party vendor financing programs in the Netherlands, the Nordic countries, Brazil, Mexico, and Italy and (2) monetizations of portions of our existing finance receivables portfolios. We have several other similar transactions currently being negotiated, and we continue to actively pursue alternative forms of financing. These initiatives, when completed, are expected to significantly improve our liquidity going forward.

          In connection with general financing initiatives:
     . During 2001, we retired $377 million of long-term debt through the exchange of 41.1 million shares of our common stock, which increased our net worth by $351 million.
     . In November 2001, we sold $1,035 million of Convertible Trust Preferred Securities, and placed $229 million of the proceeds in escrow to fund the first three-years' distribution requirements. Total proceeds, net of escrowed funds and transaction costs, were $775 million.
     . In January 2002, we sold $600 million of 9 3/4percent Senior Notes and(euro)225 million of 9 3/4percent Senior Notes, for cash proceeds totaling $746 million, which is net of fees and original-issue discount. These notes mature on January 15, 2009, and contain several affirmative and negative covenants which are similar to those in the New Credit Facility. Taken as a whole, the Senior Notes covenants are less restrictive than the covenants contained in the New Credit Facility. In addition, our Senior Notes do not contain any financial maintenance covenants or scheduled amortization payments. The Senior Notes covenants (1) restrict certain transactions, including new borrowings, investments and the payment of dividends, unless we meet certain financial measurements and ratios, as defined, and (2) restrict our use of proceeds from certain other transactions including asset sales. In connection with the June 21, 2002 closing of the New Credit Facility, substantially all of our U.S. subsidiaries guaranteed these notes. In order to reduce the immediate cost of this borrowing, we entered into derivative agreements to swap the cash interest obligations under the dollar portion of these notes to LIBOR plus 4.44 percent. We will be required to collateralize any out-of-the-money positions on these swaps.

In connection with vendor financing and related initiatives:

     . In 2001, we received $885 million in financing from GE Capital, secured by portions of our finance receivable portfolios in the United Kingdom. At March 31, 2002, the remaining balances of these loans totaled $402 million.
     . In the second quarter 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus retained interests in certain finance receivables for total proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries.
     . In July 2001, we transferred U.S. lease contracts to a trust, which in turn sold $513 million of floating-rate asset-backed notes. We received cash proceeds of $480 million, net of $3 million of fees, plus a retained interest of $30 million, which we will receive when the notes are repaid, which we expect to occur in August 2003. The transaction was accounted for as a secured borrowing. At March 31, 2002, the remaining debt totaled $329 million.
     . In September 2001, we announced a U.S. Framework Agreement (the "USFA") with GE Capital's Vendor Financial Services group, under which GE Capital will become the primary equipment-financing provider for our U.S. customers. We expect funding under the USFA to be in place in 2002 upon completion of systems and process modifications and development.
     . In November 2001, we entered into an agreement with GE Capital which provides for a series of loans, secured by certain of our finance receivables in the United States, up to an aggregate of $2.6 billion, provided that certain conditions are met at the time the loans are funded. These conditions, all of which we currently meet, include maintaining a specified minimum debt rating with respect to our senior debt. In the fourth quarter of 2001, we received two secured loans from GE Capital totaling $1,175 million. Cash proceeds of $1,053 million were net of $115 million of escrow requirements and $7 million of fees. In

          March 2002, we received our third secured loan from GE Capital totaling $266 million. Cash proceeds of $229 million were net of $35 million of escrow requirements and $2 million of fees. At March 31, 2002, the remaining balances of these loans totaled $1,304 million. In May 2002, we received our fourth secured loan from GE Capital, totaling $499 million. Cash proceeds of $496 million were net of $3 million of fees. Through June 26, 2002 approximately $1.9 billion of loans have been funded under this agreement.
     . In November 2001, we announced a Canadian Framework Agreement (the "CFA") with the Canadian division of GE Capital's Vendor Financial Services group, similar to the agreement in the U.S., under which GE Capital will become the primary equipment-financing provider for our Canadian customers. We expect the CFA to be completed in 2002. In February 2002 we received a $291 million loan from GE Capital, secured by certain of our finance receivables in Canada. Cash proceeds of $281 million were net of $8 million of escrow requirements and $2 million of fees. At March 31, 2002, the remaining balance of this loan was $294 million.
     . In December 2001, we announced that we would be forming a joint venture with De Lage Landen International BV (DLL) to manage equipment financing, billing and collections for our customers' financed equipment orders in the Netherlands. This joint venture was formed and began funding in the first quarter of 2002. DLL owns 51 percent of the venture and provides the funding to support new customer leases, and we own the remaining 49 percent of this unconsolidated venture.
     . In December 2001, we announced European framework agreements with GE Capital's European Equipment Finance group, under which GE Capital will become the primary equipment-financing provider for our customers in France and Germany. We expect these agreements to be completed in 2002.
     . In March 2002, we signed agreements with third parties in Brazil and Mexico under which those third parties will be our primary equipment financing provider in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.
     . In April 2002, we sold our leasing business in Italy to a third party for $207 million in cash plus the assumption of $20 million of debt. We can also receive retained interests up to approximately $30 million, based on the occurrence of certain future events. This sale is part of an agreement under which the third-party will provide on-going, exclusive equipment financing to our customers in Italy.
     . In May 2002, we received an additional loan from GE Capital of $106 million secured by portions of our lease receivable portfolio in the U.K.
     . In May 2002, we received a $77 million loan from GE Capital, secured by certain of our finance receivables in Germany. Cash proceeds of $65 million were net of $12 million of escrow requirements.

Cash and Debt Positions:

With $4.7 billion of cash and cash equivalents on hand at March 31, 2002, (and approximately $1.8 billion on hand as of June 26, 2002, after giving effect to the refinancing under the New Credit Facility) we believe our liquidity is sufficient to meet current operating cash flow requirements and to satisfy all scheduled debt maturities through March 31, 2003.

As a result of the New Credit Facility discussed above, our debt maturities have changed. Significantly less debt will now mature in 2002 than would have become due had the Old Revolver not been refinanced. In addition, a portion of our available cash has been used to retire some of the debt under the Old Revolver. The following represents our aggregate debt maturity schedules by quarter for 2002 and 2003, and reflects the New Credit Facility and related principal payments discussed above (in billions):

                                   2002             2003
First Quarter                      ____             $0.5
Second Quarter                     $4.2              1.2
Third Quarter                       1.1              0.4
Fourth Quarter                      0.9              1.3
                                   ----             ----
     Full Year                     $6.2             $3.4
                                   ====             ====

Additionally, as discussed throughout this Quarterly Report on Form 10-Q, we have reached a settlement with the SEC as to all matters that were under investigation. It is our expectation that the resolution of these matters will restore our ability to access the public capital markets and reduce our earlier reliance on other funding sources including non-public capital markets. Our current plans include accessing the public capital markets in 2002, however, we are not dependent on such access to maintain adequate liquidity through March 31, 2003.

Plans to Strengthen Liquidity and Financial Flexibility Beyond 2002:

Our ability to maintain sufficient liquidity through March 31, 2003 is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

We also expect that improvements in our debt ratings, and our related ability to fully access certain unsecured public debt markets, namely the commercial paper markets, will depend on (1) our ability to demonstrate sustained EBITDA growth and operating cash generation and (2) continued progress on our vendor financing initiatives, as discussed above. Until such time, we expect some bank lines to continue to be unavailable, and we intend to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds until full access to the unsecured public debt markets is restored.

Other Funding Arrangements:

Securitizations, and Use of Special Purpose Entities:

     From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special-purpose entities (SPEs) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. None of our officers, directors or employees or those of any of our subsidiaries or affiliates hold any direct or indirect ownership interests in any of these SPEs. We typically act as service agent and collect the securitized receivables on behalf of the securitization investors. Under certain circumstances, including the downgrading of our debt ratings by one or more rating agencies, we can be terminated as servicing agent, in which event the SPEs may engage another servicing agent and we would cease to receive a servicing fee. Although the debt rating downgrade provisions have been triggered in some of our securitization agreements, the securitization investors and/or their agents have not elected to remove us as administrative servicer as of this time. We are not liable for non-collection of securitized receivables or otherwise required to make payments to the SPEs except to the limited extent that the securitized receivables did not meet specified eligibility criteria at the time we sold the receivables to the SPEs or we fail to observe agreed-upon credit and collection policies and procedures.

Most of our SPE transactions were accounted for as borrowings, with the debt and related assets remaining on our balance sheets. Specifically, in addition to the July 2001 asset-backed notes transaction and the U.S. and Canadian loans from GE Capital discussed above, which utilized SPEs as part of their structures, as of March 31, 2002, we have entered into the following similar transactions which were accounted for as debt on our balance sheets:

     . In the third quarter 2000, Xerox Credit Corporation (XCC) securitized certain finance receivables in the United States, generating gross proceeds of $411 million. As of March 31, 2002, the remaining debt under this facility totaled approximately $110 million.
     . In 1999, XCC securitized certain finance receivables in the United States, generating gross proceeds of $1,150 million. At March 31, 2002, the remaining obligations in this facility totaled $39 million, and were substantially repaid as of June 26, 2002.

We have also entered into the following SPE transactions which were accounted for as sales of receivables:

     . In 2000, Xerox Corporation and Xerox Canada Limited (XCL) securitized certain accounts receivable in the U.S. and Canada, generating gross proceeds of $315 million and $38 million, respectively. In December 2000, as a result of the senior debt downgrade by Moody's discussed above, both entities negotiated waivers with their respective counterparties to prevent the facilities from entering "wind-down" mode. As part of its waiver negotiation, Xerox Corporation renegotiated the $315 million U.S. facility, reducing its size to $290 million. The May 2002 Moody's downgrade constituted an event of termination under this agreement, which we are currently renegotiating. Failure to successfully renegotiate the facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility, and our availability would wind down. In February 2002, the size of the Canadian facility was reduced in order to make certain receivables eligible under the GE Capital Canadian transaction described above. Also in February 2002, a downgrade of our Canadian debt by Dominion Bond Rating Service caused the Canadian counterparty to withdraw its waiver, in turn causing the remaining Canadian facility at that time to enter into wind-down mode. This facility has subsequently been fully repaid.
     . In 1999, XCL securitized certain finance receivables, generating gross proceeds of $345 million. At March 31, 2002, the remaining obligations in this facility totaled $76 million, and we expect them to be fully paid in 2002. At March 31, 2002, this is the only outstanding SPE transaction with recourse provisions that could be asserted against us.

In summary, at March 31, 2002, amounts owed by these receivable-related SPEs to their investors totaled $2,435 million, of which $359 million represented transactions we treated as asset sales, and the remaining $2,076 million is reported as Debt in our Condensed Consolidated Balance Sheet. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 6 to the Consolidated Financial Statements of the 2001 Annual Report. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 17 to the Consolidated Financial Statements in the 2001 Annual Report for a detailed description of these transactions.

Secured Debt - Summary:

As of March 31, 2002, after giving effect to the New Credit Facility, we have approximately $930 million of debt which is secured by assets that are measured against the 20 percent consolidated net worth limitation described above. In addition, we have $3,802 million of debt which is secured by assets that are not measured against that 20 percent limitation, in most cases because the applicable borrowing entities are considered financing subsidiaries under the public indenture definitions.

Equity Put Options:

During 1999, we sold 0.8 million equity put options, respectively, for proceeds of $0.4 million. Equity put options give the counterparty the right to sell our common shares back to us at a specified strike price. In January 2001, we paid $28 million to settle the put options we issued in 1999, which we funded by issuing 5.9 million unregistered common shares. There were no put options outstanding as of March 31, 2002.

Cash Management:

Xerox and its material subsidiaries and affiliates manage their worldwide cash, cash equivalents and liquidity resources through internal cash management systems, which include established policies and procedures. They are subject to
(1) the statutes, regulations and practices of the local jurisdictions in which the companies operate, (2) the legal requirements of the agreements to which the companies are parties and (3) the policies and cooperation of the financial institutions utilized by the companies to maintain such cash management systems.

At March 31, 2002 and 2001, cash and cash equivalents on hand totaled $4,747 million and $2,777 million, respectively, and total debt was $17,416 million and $18,004 million, respectively. Total debt net of cash (Net Debt) decreased by $106 million in the first quarter of 2002 and decreased by $1,660 million in the first quarter of 2001. The consolidated ratio of total debt to common and preferred equity was 7.6:1 and 7.0:1 as of March 31, 2002, and 2001, respectively. The increase in this ratio in 2002 reflects net losses during that 12-month period, together with incremental borrowings during that same period, the proceeds of which were used to accumulate cash rather than being used to repay other debt.

The following represents the results of our cash flows for the first quarter of 2002 and 2001 included within our Condensed Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

                                          2002              2001
                                          ----              ----
Operating Cash Flows                    $   89            $   89
Investing Cash Flows (Usage)               (13)            1,235
Financing Cash Flows (Usage)               704              (259)
Foreign Currency Impacts                   (23)              (38)
                                        ------            ------
Net Change in Cash Balance                 757             1,027
Cash - Beginning of year                 3,990             1,750
                                        ------            ------
Cash - End of year                      $4,747            $2,777
                                        ======            ======

Excluding a tax payment of $346 million related to the sale of a portion of our interest in Fuji Xerox, first quarter 2002 operating cash flows improved as compared to the previous year comparable period. This was primarily due to working capital improvements in accounts payable. This was further enhanced by a high rate of collections of our finance receivables in spite of a decline in sales.

Investing cash flows were lower in the first quarter of 2002 primarily due to cash received in the first quarter of 2001 from the sale of half of our share in Fuji Xerox.

Our first quarter 2002 financing activities largely consisted of the high yield debt offering and new secured borrowings from our agreements with GECC in Canada.

Refer to our EBITDA-based cash flows discussion below to understand the way we look at cash flows from a treasury and cash management perspective, and for explanations of cash flows for first quarter 2002 compared to 2001.

Historically, we separately managed the capital structures of our non-financing operations and our captive financing operations. Consistent with our continuing efforts to exit the customer equipment financing business, we now use EBITDA and operating cash flow to measure our liquidity, and we no longer distinguish between financing and non-financing operations in our liquidity management processes. We define EBITDA as earnings before interest expense, income taxes, depreciation, amortization, minorities' interests, equity in income of unconsolidated affiliates, and non-recurring and non-operating items. We believe that EBITDA provides investors and analysts with a useful measure of liquidity generated from recurring operations. EBITDA is not intended to represent an alternative to either operating income or cash flows from operating activities (as those terms are defined in GAAP). While EBITDA is frequently used to analyze companies, the definition of EBITDA we employ, as presented herein, may differ from definitions of EBITDA employed by other companies.

         The following is a summary of EBITDA, operating and other cash flows for the quarters ended March 31, 2002 and 2001:

                                                                            2002             2001
                                                                                           Restated
                                                                          --------         --------
Non-financing revenues                                                     $3,594           $3,999
Non-financing cost of sales                                                 2,184            2,669
                                                                           ------           ------

     Non-financing gross profit                                             1,410            1,330
Research and development expense                                             (230)            (251)
Selling, administrative and general expenses                               (1,169)          (1,149)
Depreciation and amortization expense, excluding goodwill and
intangibles                                                                   309              338
                                                                           ------           ------
     Adjusted EBITDA                                                          320              268
Working capital and other changes                                             (28)             (21)
On-Lease equipment spending                                                   (36)             (94)
Capital spending                                                              (26)             (69)
Restructuring payments                                                       (122)            (156)
                                                                           ------           ------
     Operating Cash Flow*                                                     108              (72)
Interest payments                                                            (130)            (263)
Financing cash flow                                                           442              383
Debt borrowings (repayments), net                                             702             (212)
Dividends and other non-operating items                                       (45)             (92)
Proceeds from sales of businesses                                            (320)**         1,283
                                                                           ------           ------
     Net Increase in Cash                                                  $  757           $1,027
                                                                           ======           ======


*The primary difference between this amount and the Cash Flows from Operations reported in our GAAP Statements of Cash Flows, is the inclusion of Capital Spending in, and the exclusion of Financing Cash Flow and Interest Payments from, the amount shown above.

**EBITDA cash flows includes the tax payments associated with the Fuji Xerox sale explained below. Such amount is included in operating activities for our GAAP cash flow financial statement.

2002 first quarter EBITDA operating cash flow of $108 million increased by $180 million, from $(72) million usage in the prior year. The improvement was driven by gross profit improvements, lower on-lease equipment spending, lower capital spending, and lower restructuring spending. The decline in capital spending was due primarily to significant spending constraints. The decline in on-lease equipment spending reflected declining rental placement activity and populations, particularly in our older-generation light lens products.

Significantly lower interest payments in first quarter 2002 reflected reductions of our debt levels together with lower market interest rates.

The increase in EBITDA financing cash flow in 2002 reflected lower finance receivable originations resulting from lower equipment sales in 2002 compared to 2001, offset partially by a decline in financing income, as lower levels of equipment resulted in a reduction in our finance receivable portfolios. Dividends and other non-operating items used $45 million of cash in 2002, compared to usage of $92 million in 2001. This improvement was due to cash savings resulting from our elimination and suspension of our common and Series B Preferred dividends, respectively, which we announced in July 2001.

In 2002, we used $320 million related to the sales of businesses, including the payment of taxes due on the sale of half our interest in Fuji Xerox in 2001. In summary, EBITDA operating and financing cash flow improvements in first quarter 2002 combined with new borrowings, funded interest and tax obligations and allowed us to increase our cash on hand by $757 million.

Cash restructuring payments were $122 million and $156 million in first quarter 2002 and 2001, respectively. The status of the restructuring reserves is discussed in Note 5 to the Condensed Consolidated Financial Statements.

Financial Risk Management:

     We are typical of multinational corporations because we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Accordingly, we have historically entered into derivative contracts, including interest rate swap agreements, forward exchange contracts and foreign currency swap agreements, to manage such interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into such transactions for trading purposes, and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives. As described above, our ability to currently enter into new derivative contracts is severely constrained. Therefore, while the following paragraphs describe our overall risk management strategy, our current ability to employ that strategy effectively has been severely limited.

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

     Virtually all customer-financing assets earn fixed rates of interest. Therefore, we have historically sought to "lock in" an interest rate spread by arranging fixed-rate liabilities with maturities similar to those of the underlying assets, and we have funded the assets with liabilities in the same currency. As part of this overall strategy, pay-fixed-rate/receive-variable-rate interest rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay-variable-rate/receive-fixed-rate interest rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures by eliminating the risk of a major change in interest rates. We refer to the effect of these practices as "match funding" customer financing assets.

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

     Many of the financial instruments we use are sensitive to changes in interest rates. Interest rate changes result in fair value gains or losses on our term debt and interest rate swaps, due to differences between current market interest rates and the stated interest rates within the instrument. Our currency and interest rate hedging are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

     As described above, the downgrades of our debt during 2000, 2001 and 2002, together with the recently-concluded SEC investigation, significantly reduced our access to capital markets. Furthermore, several of the debt downgrades triggered various contractual provisions which required us to collateralize or repurchase a number of derivative contracts which were then outstanding. While we have been able to replace some derivatives on a limited basis, our current debt ratings restrict our ability to utilize derivative agreements to manage the risks associated with interest rate and some foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy. For this reason, we anticipate increased volatility in our results of operations due to market changes in interest rates and foreign currency rates.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption "Financial Risk Management" on pages 56 through 57 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 12 "Litigation and Regulatory Matters" contained in the "Notes to the Condensed Consolidated Financial Statements" on pages 9-29 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

Item 2. Changes in Securities

During the quarter ended March 31, 2002, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act).

(1) Xerox Common Stock

     (a) Securities Sold: on January 2, 2002, Registrant issued 8,508 shares of Common stock, par value $1 per share.

     (b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: A.A. Johnson, V.E. Jordan, Jr.,
          Y. Kobayashi, H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, M.R. Seger and T.C. Theobald.

     (c) The shares were issued at a deemed purchase price of $10.42 per share (aggregate price $88,625), based upon the market value on the date of issuance, in payment of the quarterly Directors' fees pursuant to Registrant's Restricted Stock Plan for Directors.

     (d)  Exemption from registration under the Act was claimed based upon
          Section 4(2) as a sale by an issuer not involving a public offering.

(2)  9-3/4% Senior Notes due 2009

     (a) Securities Sold: on January 17, 2002, Registrant issued and sold $600,000,000 9-3/4% Senior Notes due 2009 and Euro 225,000,000 9-3/4%
          Senior Notes due 2009 (together, the "Senior Notes").

     (b) The Senior Notes were sold to Deutsche Banc Alex. Brown Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., ABN AMRO Incorporated, Banc One Capital Markets, Inc., Fleet Securities, Inc., PNC Capital Markets, Inc., RBC Dominion Securities Corporation and UBS Warburg LLC, as initial purchasers.

     (c) Aggregate principal amounts of $600,000,000 and Euro 225,000,000 of Senior Notes were issued and sold, both at a price of 95.167% plus accrued interest from the issue date. The aggregate offering prices were $571,002,000 and Euro 214,125,750, and the aggregate fees and expenses paid were $12,133,793 and Euro 4,550,172, respectively, plus an additional approximately $1,000,000 in expenses.

     (d) Exemption from registration under the Act was claimed based upon Rule 144A and Regulation S.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 3(a)(1) Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on October 29, 1996. Incorporated by reference to Exhibit 3(a)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

     Incorporated by reference to Exhibit 3 (b) By-Laws of Registrant, as amended through January 1, 2001

     Incorporated by reference to Exhibit 3 (b) to Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2001.

     Exhibit 11  Computation of Net Income per Common Share.

     Exhibit 12  Computation of Ratio of Earnings to Fixed Charges.

(b) Current reports on Form 8-K dated January 7, 2002 (two reports), January 17, 2002, March 7, 2002 and March 27, 2002 reporting Item 5 "Other Events" were filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      XEROX CORPORATION
                                        (Registrant)



                                   /s/ Gary R. Kabureck
                                   -----------------------------
Date: July 1, 2002                     By Gary R. Kabureck
                                   Assistant Controller and
                                   Chief Accounting Officer
                                  (Principal Accounting Officer)