Form 10-K/A
period 2001-12-31
XEROX CORP
filed 2002-07-11
CIK 108772

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-K/A

                       (AMENDMENT NO. 3)


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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of May 31, 2002 was:  $6,525,261,445

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                    Outstanding at May 31, 2002

Common Stock, $1 par value.............. 727,048,629 Shares

                Documents Incorporated By Reference

Portions of the following documents are incorporated herein by reference:

Document                          Part of 10-K in Which Incorporated

Xerox Corporation 2001 Annual Report              I & II
to Shareholders

-----------------------------------------------------------------------

This Amendment No. 3 is being filed only to correct the explanation that accompanied the information contained in Amendment No. 2.
All of the financial data and other information contained in Amendment No. 2 remain correct.

The explanation to Amendment No. 2 should read as follows:

"This Amendment No. 2 is being filed to correct EDGAR conversion errors and to correct quarterly information shown in the unaudited 2001 "Quarterly Results of Operations" contained in Registrant's
2001 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K). With respect to the unaudited 2001 "Quarterly Results of Operations", Net (Loss) Income was adjusted from the amounts originally reported in the Annual Report on Form 10-K, filed on June 28, 2002, for the effects of interest expense originally misallocated between quarters. The effects of such adjustments were an increase in first quarter 2001 Net Income of $5 million and (increases) decreases to second, third and fourth quarter 2001 Net Loss of $3 million, ($16) million and $8 million, respectively. There was no impact on the Net Loss for the year."

-----------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

                                         /s/ LESLIE F. VARON
                                    By: ___________________________
                                        Leslie F. Varon
                                        Vice President and Secretary

July 11, 2002