Form 10-K/A
period 2001-12-31
XEROX CORP
filed 2002-07-11
CIK 108772

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of May 31, 2002 was: $6,525,261,445

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

             Class                                 Outstanding at May 31, 2002
             -----                                 ---------------------------
             Common Stock, $1 par value ..........727,048,629 Shares

                       Documents Incorporated By Reference

Portions of the following documents are incorporated herein by reference:

Document                                                        Part of 10-K in Which Incorporated
--------                                                        ----------------------------------
Xerox Corporation 2001 Annual Report to Shareholders                         I & II




--------------------------------------------------------------------------------
This Amendment No. 2 is being filed to correct EDGAR conversion errors and to correct quarterly information shown in the unaudited 2001 "Quarterly Results of Operations" contained in Registrant's 2001 Annual Report to Shareholders (Exhibit 13 to this Annual Report on Form 10-K). With respect to the unaudited 2001 "Quarterly Results of Operations," Net Loss (Income) was adjusted from the amount originally reported in the Annual Report on Form 10-K, filed on June 28, 2002, for the effects of interest expense originally misallocated between quarters. The effects of such adjustments were decreases to first quarter Net Income of $5 million and (increases) decreases to second, third and fourth quarter Net Loss of $3 million, ($16) million and $8 million, respectively. There was no impact on the Net Loss for the year.
--------------------------------------------------------------------------------

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

    Exhibit (13)  Registrant's 2001 Annual Report to Shareholders
    Exhibit (23)  Consent of PricewaterhouseCoopers LLP

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XEROX CORPORATION



                                            By: /s/ Leslie F. Varon
                                               ---------------------------------
                                               Leslie F. Varon
                                               Vice President and Secretary


July 10, 2002