Form 10-Q
period 2002-06-30
XEROX CORP
filed 2002-08-09
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-4471

XEROX CORPORATION
(Exact Name of Registrant as
specified in its charter)

New York	16-0468020
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

P.O. Box 1600
Stamford, Connecticut	06904-1600
(Address of principal executive offices)	(Zip Code)
(203) 968-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒         No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock	730,140,170 shares

Forward Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, intended or expected. We do not intend to update these forward-looking statements.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Such factors include, but are not limited to, the following:

Competition—We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. There are a number of companies worldwide with significant financial resources which compete with us to provide document processing products and services in each of the markets we serve, some of which operate on a global basis. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments.

Transition to Digital—Presently, black and white light-lens copiers represent between 15-20% of our revenues. This segment of the market is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of our new digital products replace or compete with our current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

Expansion of Color—Color printing and copying represents an important and growing segment of the market. Printing from computers has both facilitated and increased the demand for color. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market as well as the pace of color adoption by our prospective customers.

Pricing—Our success is dependent upon our ability to obtain adequate pricing for our products and services which provides a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our products and services may vary from historical levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition.

Customer Financing Activities—On average, we have historically financed approximately 80 percent of our equipment sales. To fund these arrangements, we have accessed the credit markets and used cash generated from operations. The long-term viability and profitability of our customer financing activities is dependent on our ability to borrow and the cost of borrowing in these markets. This ability and cost, in turn, is dependent on our credit ratings. We are currently funding our customer financing activity from cash generated from operations as well as from cash on hand, unregistered capital markets offerings and securitizations. There is no assurance that we will be able to continue to fund our customer financing activity at present levels. We continue to negotiate and implement third-party vendor financing programs and possible monetizations of portions of our existing finance receivable portfolios, and we continue to actively pursue alternative forms of financing including securitizations and secured borrowings. These initiatives are expected to improve our liquidity going forward. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful implementation of our third party financing initiatives.

Productivity—Our ability to sustain and improve profit margins is largely dependent on our ability to maintain an efficient, cost-effective operation. Productivity improvements through process re-engineering, design efficiency and supplier and manufacturing cost improvements are required to offset labor cost inflation, potential materials cost increases and competitive price pressures.

International Operations—We derive approximately 40 percent of our revenue from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components outside the United States. Our future revenue, cost and results from operations could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements and local tax issues. Our ability to enter into new foreign exchange contracts to manage foreign exchange risk is currently severely limited given our below investment grade credit ratings and, therefore, we anticipate volatility in our results of operations due to changes in foreign exchange rates.

New Products/Research and Development—The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must then make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide anticipated returns from these investments.

Revenue Trends—Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of color and multifunction devices. We expect that revenue growth can be further enhanced through our consulting services in the areas of document, content and knowledge management. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improved direct sales productivity and expansion of our indirect distribution channels in the face of global competition and pricing pressures. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement towards distributed printing and electronic substitutes. If we are unable to return to and maintain a consistent trend of revenue growth, there could be a material adverse effect on our operating results.

Liquidity—The adequacy of our continuing liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales, including sales or securitizations of our receivables portfolios. We believe our liquidity (including operating and other cash flows we will generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward is highly dependent on achieving our expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives that are discussed below. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and if necessary, restructuring existing debt.

As announced on June 21, 2002, we successfully completed the renegotiation of our $7 billion Revolving Credit Agreement dated as of October 22, 1997 (the “Old Revolver”). Of the original $7 billion in loans outstanding under the Old Revolver, $2.8 billion has been repaid and the remaining $4.2 billion has been refinanced under the terms of a new Amended and Restated Credit Agreement (the “New Credit Facility”). The New Credit Facility requires certain principal payments as well as prepayments in the case of certain events. A full discussion of these terms and the final maturity dates of the various loans is included in the Capital Resources and Liquidity section in this Quarterly Report on Form 10-Q. The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock; certain fundamental changes, as defined; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to us in certain circumstances. It also contains additional financial covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA) and maximum capital expenditures limits. We are and expect to remain in full compliance with the covenants and other provisions of the New Credit Facility. Any failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

Litigation — We are a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and ERISA. Should these matters result in an adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Xerox Corporation
Form 10-Q
June 30, 2002

Additional Information

For additional information about Xerox Corporation, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1
Xerox Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In millions, except per-share data)
		Restated Note 2		Restated Note 2
Revenues
Sales	$1,662	$1,858	$3,245	$3,723
Service, outsourcing and rentals	2,040	2,139	4,051	4,273
Finance income	250	286	514	578

Total Revenues	3,952	4,283	7,810	8,574

Costs and Expenses
Cost of sales	998	1,301	2,023	2,678
Cost of service, outsourcing and rentals	1,173	1,183	2,332	2,475
Equipment financing interest	101	125	193	255
Research and development expenses	240	257	470	508
Selling, administrative and general expenses	1,110	1,220	2,279	2,369
Restructuring and asset impairment charges	53	295	199	424
Gain on sale of half of interest in Fuji Xerox	—	—	—	(769)
Other expenses, net	107	144	197	202

Total Costs and Expenses	3,782	4,525	7,693	8,142

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	170	(242)	117	432
Income taxes (benefits)	67	(120)	47	321

Income (Loss) before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	103	(122)	70	111
Equity in net income of unconsolidated affiliates	15	31	26	34
Minorities’ interests in earnings of subsidiaries	(25)	(10)	(49)	(17)

Income (Loss) before Cumulative Effect of Change in Accounting Principle	93	(101)	47	128
Cumulative effect of change in accounting principle	—	—	—	(2)

Net Income (Loss)	$93	$(101)	$47	$126

Basic Earnings (Loss) per Share:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$0.13	$(0.14)	$0.07	$0.17
Cumulative effect of change in accounting principle, net	—	—	—	—

Net Earnings (Loss) per Share	$0.13	$(0.14)	$0.07	$0.17

Diluted Earnings (Loss) per Share:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$0.12	$(0.14)	$0.06	$0.15
Cumulative effect of change in accounting principle, net	—	—	—	—

Net Earnings (Loss) per Share	$0.12	$(0.14)	$0.06	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2002	December 31, 2001
	(In millions, except share data in thousands)
Assets
Cash and cash equivalents	$1,891	$3,990
Accounts receivable, net	1,935	1,896
Finance receivables, net	3,593	3,922
Inventories	1,245	1,364
Deferred taxes and other current assets	1,488	1,428

Total Current Assets	10,152	12,600
Finance receivables due after one year, net	5,600	5,756
Equipment on operating leases, net	631	804
Land, buildings and equipment, net	1,872	1,999
Goodwill, net	1,559	1,445
Other long term-assets	5,203	5,085

Total Assets	$25,017	$27,689

Liabilities and Equity
Short-term debt and current portion of long-term debt	$3,904	$6,637
Other current liabilities	3,256	3,623

Total Current Liabilities	7,160	10,260
Long-term debt	10,354	10,128
Other long-term liabilities	3,285	3,251

Total Liabilities	20,799	23,639
Deferred ESOP benefits	(135)	(135)
Minorities’ interests in equity of subsidiaries	78	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	1,694	1,687
Preferred stock	573	605
Common shareholders’ equity	2,008	1,820

Total Liabilities and Equity	$25,017	$27,689

Shares of common stock issued and outstanding	727,679	722,314

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2002	2001 Restated Note 2
	(In millions)
Cash Flows from Operating Activities
Net Income	$47	$126
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	559	680
Provisions for receivables and inventory	257	388
Restructuring and asset impairment charges	199	424
Cash payments for restructurings	(183)	(264)
Gain on sales of businesses and assets, net	(6)	(759)
Decrease in inventories	81	127
Increase in on-lease equipment	(91)	(181)
Decrease in finance receivables	457	78
(Increase) decrease in accounts receivable	(91)	23
Net change in current and deferred income taxes	(319)	348
Decrease in other current and non-current liabilities	(188)	(58)
All other operating changes, net	(91)	(199)

Net cash provided by operating activities	631	733

Cash Flows from Investing Activities
Cost of additions to land, buildings and equipment	(71)	(121)
Proceeds from divestitures	273	1,635
All other investing activities, net	(27)	(256)

Net cash provided by investing activities	175	1,258

Cash Flows from Financing Activities
Net change in debt	(2,949)	(1,419)
All other financing activities, net	4	(95)

Net cash used in financing activities	(2,945)	(1,514)

Effect of exchange rate changes on cash and cash equivalents	40	(51)

(Decrease) Increase in cash and cash equivalents	(2,099)	426
Cash and cash equivalents at beginning of period	3,990	1,750

Cash and cash equivalents at end of period	$1,891	$2,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

1.    Basis of Presentation:

References herein to “we”, “our” or “us” refer to Xerox Corporation and consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2001 Form 10-K Report, as amended (“2001 Form 10-K Report”), and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the 2001 Form 10-K Report.

In our opinion, all adjustments (including normal recurring adjustments) which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results for the full year.

The unaudited condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2001 have been restated (See Note 2). All related dollar and per share amounts have been adjusted throughout the notes to the condensed consolidated financial statements. For convenience, references to “Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of a Change in Accounting Principle” are referred to as “pre-tax income (loss).”

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

On April 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The applicable portion of this Statement rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Accordingly, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented and that does not meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item, was reclassified. As a result of adopting SFAS No. 145, the extraordinary gain on extinguishment of debt previously reported in the Consolidated Statements of Income for the three and six months ended June 30, 2001, was reclassified to Other expenses, net. The effect of this reclassification in the accompanying Condensed Consolidated Statements of Income was a decrease to Other expenses, net of $30 and $58, and an increase to income taxes of $12 and $23 for the three and six months ended June 30, 2001, respectively. SFAS No. 145 also amends SFAS No. 13 “Accounting for Leases” to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This portion of SFAS No. 145 did not have any effect on our financial position or results of operations for the three and six months ended June 30, 2002.

Liquidity

Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. We used these funds to finance customers’ purchases of our equipment and for working capital requirements, capital expenditures and business acquisitions. Our operations and liquidity began to be negatively impacted in 2000 by Company-specific business challenges. These challenges were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these challenges and conditions negatively impacted our cash availability and created marketplace concerns regarding our liquidity, which led to credit rating downgrades and restricted our access to capital markets.

Our access to many of the aforementioned sources is currently limited due to the below investment grade rating on our debt. Our debt ratings have been reduced several times since October 2000. These rating downgrades have had a number of significant negative impacts on us, including the unavailability of uncommitted bank lines, very limited ability to utilize derivative instruments to hedge foreign currency and interest rate exposures, thereby increasing volatility to changes in exchange rates, and higher interest rates on borrowings. Additionally, as more fully disclosed below, we are required to maintain minimum cash balances in escrow on certain borrowings, securitizations, swaps and letters of credit. These restricted cash balances are not considered cash or cash equivalents but rather, are included in either Deferred taxes and other current assets or Other long term assets, as appropriate, in our Condensed Consolidated Balance Sheets.

On June 21, 2002, we permanently repaid $2.8 billion on our then-outstanding $7 billion revolving credit facility. An amended $4.2 billion credit facility replaced the previous $7 billion revolving credit facility. We currently have no incremental borrowing capacity under the new credit facility as the entire $4.2 billion is outstanding.

The new credit facility is disclosed in Note 10 and in more detail in Note 12 to our Consolidated Financial Statements included in our 2001 Form 10-K Report. The new credit facility contains more stringent financial covenants than the prior facility, including the following:

•	Minimum EBITDA, as defined (based on four rolling quarters)

•	Maximum leverage (total adjusted debt divided by EBITDA)

•	Maximum capital expenditures (annual test)

•	Minimum consolidated net worth, as defined (quarterly test)

Failure to be in compliance with any material provision or covenant of the new credit facility could have a material adverse effect on our financial position, results of operations and cash flows. We expect to be in compliance with these covenants through at least the next twelve months.

In addition, as part of our Turnaround Program (see Note 5), we have taken significant steps to improve our liquidity, including asset sales, monetizations of portions of our receivables portfolios, and general financings including issuance of high yield debt and preferred securities. Since early 2000, we have been restructuring our cost base. We have implemented a series of plans to resize our workforce and reduce our cost structure through such restructuring initiatives.

Our current plans include opportunistically accessing the capital and equity markets in 2002, however, we are not dependent on such access to maintain adequate liquidity. We believe our liquidity is sufficient to meet current and anticipated needs, including all scheduled debt maturities through at least the next twelve months; however, our ability to maintain positive liquidity going forward is highly dependent on achieving our expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives that are discussed below. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and if necessary, restructuring existing debt.

We also expect that improvements in our debt ratings, and our related ability to fully access certain unsecured public debt markets, namely the commercial paper markets, will depend on (1) our ability to demonstrate sustained profitability growth and operating cash generation and (2) continued progress on our vendor financing initiatives. Until such time, we expect some bank lines to continue to be unavailable, and we intend to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds until full access to the unsecured public debt markets is restored.

2.    Restatement:

On April 11, 2002, we reached a settlement with the Securities and Exchange Commission (SEC) relating to matters that had been under investigation by the SEC since June 2000. In connection with the settlement, we agreed to restate our financial statements as of and for the years ended December 31, 1997 through 2000 and undertake a review of our material internal controls and accounting policies. We also restated our condensed consolidated financial statements for the first three quarters of 2001 that were included in our quarterly filings on Form 10-Q. In addition, as a result of the re-audit of our 2000 and 1999 consolidated financial statements, additional adjustments were recorded. The restatement reflects adjustments which are corrections of errors made in the application of U.S. generally accepted accounting principles (GAAP) and includes (i) adjustments related to the application of the provisions of Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (SFAS No. 13) and (ii) adjustments that arose as a result of other errors in the application of GAAP. The principal adjustments made to our Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2001, reflect changes discussed in our 2001 Form 10-K Report and below.

Application of SFAS No. 13

Revenue allocations in bundled arrangements

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

The methodology we used in prior years for allocating revenue to our sales-type leases involved first estimating the fair market value of the service and financing components of the leases. Specifically, with respect to the financing component, we estimated the overall interest rate to be applied to transactions to be the rate we targeted to achieve a fair return on equity for our financing operations. This is effectively a discounted cash flow valuation methodology. In estimating this interest rate we considered a number of factors including our cost of funds, debt levels, return on equity, debt to equity ratios, income generated subsequent to the initial lease term, tax rates, and the financing business overhead costs. We made service revenue allocations based, primarily, on an analysis of our service gross margins. After deducting service and finance values from the minimum payments due under the lease, the equipment value was derived. These allocation procedures resulted in adjustments to values initially reflected in our accounting systems, such that values attributed to the service and financing components were generally decreased and the values assigned to the equipment components were generally increased.

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

We conducted an extensive analysis of available verifiable objective evidence of fair value (VOE) based on cash sales prices and compared these prices to the range of equipment values recorded in our lease accounting systems. With the exception of Latin America, where operating lease accounting is applied as discussed below, the range of cash selling prices supports the reasonableness of the range of equipment lease prices as originally recorded, at the inception of the lease, in our accounting systems. In applying our new methodology described above, we have concluded that the revenue amounts allocated by our accounting systems to the equipment component of a multiple element arrangement represents a reasonable estimate of the fair value of the equipment. As a consequence, $102 and $211 of previously recorded equipment sale revenue during the three and six months ended June 30, 2001, respectively, have been reversed and we have recognized additional service and finance income of $132 and $261, respectively, which represents the impact of reversing amounts previously recorded as equipment sales-type leases and recognizing such amounts over the lease term. The net increase in revenue, as a result of this change, was $30 and $50 for the three and six month periods ended June 30, 2001, respectively.

Transactions not qualifying as sales-type leases

We re-evaluated the application of SFAS No. 13 for leases originally accounted for as sales-type leases in our Latin American operations, and we determined that these leases should have been recorded as operating leases. This determination was made after we conducted an in-depth review of the historical effective lease terms compared to the contractual terms of our lease agreements. Since historically a majority of leases were terminated significantly prior to the expiration of the contractual lease term, we concluded that such leases did not qualify as sales-type leases under certain provisions of SFAS No. 13. Specifically, because we generally do not collect the receivable from the initial transaction, upon termination of the contract or during the subsequent lease term, the recoverability of the lease investment was not predictable at the inception of the original lease term. As a consequence, $18 and $66 of previously recorded equipment sale revenue during the three and six months ended June 30, 2001, respectively, have been reversed and we have recognized additional rental revenue of $76 and $149, respectively, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net increase in revenue, as a result of this change, was $58 and $83 for the three and six month periods ended June 30, 2001, respectively.

During the course of the restatement process, we concluded that the estimated economic life used for classifying leases for the majority of our products should have been five years versus the three to four years we previously utilized. This resulted from an in-depth review of our lease portfolios, for all periods presented, which indicated that the most frequent term of our lease contracts was 60 months. We believe that this has been, and continues to be, representative of the period during which the equipment is expected to be economically usable, with normal repairs and maintenance, for the purpose for which it was intended at the inception of the lease. As a consequence, many shorter duration leases did not meet the criteria of SFAS No. 13 to be accounted for as sales-type leases. Additionally, other lease arrangements were found to not meet other requirements of SFAS No. 13 for treatment as sales-type leases. As a consequence, $10 and $21 of equipment revenue recorded during the three and six months ended June 30, 2001 have been reversed and we have recognized additional rental revenue of $28 and $57, respectively, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net increase in revenue, as a result of this change was $18 and $36 for the three and six month periods ended June 30, 2001, respectively.

Accounting for the sale of equipment subject to operating leases

We have historically sold pools of equipment subject to operating leases to third party finance companies (the counterparty) or through structured financings with third parties and recorded the transaction as a sale at the time the equipment is accepted by the counterparty. These transactions increased equipment sale revenue, primarily in Latin America, in 2000 and 1999 by $148 and $400, respectively. Upon additional review of the terms and conditions of these contracts, we determined that the form of the transactions at inception included retained ownership risk provisions or other contingencies that precluded these transactions from meeting the criteria for sale treatment under the provisions of SFAS No. 13. The form of these transactions notwithstanding, these risk of loss or contingency provisions have resulted in only minor impacts on our operating results. These transactions have however been restated and recorded as operating leases in our consolidated financial statements. As a consequence, we have recognized additional revenue of $40 and $100 during the three and six months ended June 30, 2001, respectively, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. Additionally, for transactions in which cash proceeds were received up-front, we have recorded these proceeds as secured borrowings. The remaining balance of these borrowings aggregated $47 at June 30, 2002.

Other adjustments

In addition to the aforementioned revenue related adjustments, other errors in the application of GAAP were identified. These include the following:

Sales of receivables transactions

During 1999, we sold $1,395 of U.S. finance receivables originating from sales-type leases. These transactions were accounted for as sales of receivables. These sales were made to special purpose entities (SPEs), which qualified for non-consolidation in accordance with then existing accounting requirements. As a result of the changes in the estimated economic life of our equipment to five years, certain leases transferred in these transactions did not meet the sales-type lease requirements and were accounted for as operating leases. This change in lease classification affected a number of the leases that were sold into the aforementioned SPEs, resulting in these entities now holding operating leases as assets. This change disqualified the SPEs from non-consolidation and effectively required us to record the proceeds received on these sales as secured borrowings. This increased our net finance receivables by $190 and debt by $231 as of June 30, 2001. The adjustment to increase receivables also resulted in the recognition of Finance income of $7 and $13 for the three and six month periods ended June 30, 2001, respectively. The debt balance remaining was $24 at June 30, 2002.

South Africa deconsolidation

We determined that we inappropriately consolidated our South African affiliate since 1998, as the minority joint venture partner has substantive participating rights. Accordingly, we have deconsolidated all assets, liabilities, revenues and expenses. We now account for this investment on the equity method of accounting. The reduction in revenues was $17 and $34 for the three and six month periods ended June 30, 2001, and there was no impact on Net Income or Common Shareholders Equity as the reduction in pre-tax income is offset by an increase in equity in net income of unconsolidated affiliates.

Purchase accounting reserves

In connection with the 1998 acquisition of XL Connect Solutions, Inc. (XLConnect), we recorded liabilities aggregating $65 for contingencies identified at the date of the acquisition. During 2000 and 1999, we determined that certain of these contingent liabilities were no longer required, and $29 of the liabilities were either reversed into income or we charged certain costs related to ongoing activities of the acquired business against these liabilities. Upon additional review it was subsequently determined that approximately $51 of these contingent liabilities did not meet the criteria to initially be recorded as acquisition liabilities. Accordingly, we have adjusted the goodwill and liabilities at the date of acquisition and corrected the 2000 and 1999 income statement impacts. The income statement impact for the three and six months ended June 30, 2001 was $1.

Restructuring reserves

During 2001 and 2000, we recorded restructuring charges associated with our decisions to exit certain activities of the business. Upon additional review we determined that certain adjustments made to the original charges were not in accordance with GAAP. The adjustments to increase pre-tax loss for the three month period ended June 30, 2001 by $5 and to decrease pre-tax income for the six month period ended June 30, 2001 by $33, consisted primarily of corrections to the timing of the release of reserves originally recorded under the March 2000 restructuring program.

Other adjustments

In addition to the above items and in connection with our review of prior year’s financial records, we determined that other accounting errors were made with respect to the accounting for certain non-recurring transactions, the timing of recording and reversing certain liabilities and the timing of recording certain asset write-offs. We have restated our June 30, 2001 Condensed Consolidated Financial Statements for such items. These adjustments increased pre-tax loss by $1 for the three months ended June 30, 2001 and increased pre-tax income by $6 for the six months ended June 30, 2001. There were also similar adjustments to increase revenue by $10 for the three month period ended June 30, 2001 and to decrease revenue by $13 for the six month period ended June 30, 2001.

The following table presents the effects of the aforementioned adjustments on total revenue:

Increase (decrease) to total revenue:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Revenue, previously reported	$4,137	$8,339
Application of SFAS No. 13:
Revenue allocations in bundled arrangements	30	50
Latin America – operating lease accounting	58	83
Other transactions not qualifying as sales-type leases	18	36
Sales of equipment subject to operating leases	40	100

Subtotal	146	269

Other revenue restatement adjustments:
Sales of receivables transactions	7	13
South Africa deconsolidation	(17)	(34)
Other revenue items, net	10	(13)

Subtotal	—	(34)

Increase in total revenue	146	235

Revenue, restated	$4,283	$8,574

The following table presents the effects of the aforementioned adjustments on pre-tax income (loss):

Increase (decrease) to pre-tax income (loss):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Pre-tax income (loss), previously reported(1)	$(453)	$170
Revenue restatement adjustments:
Revenue allocations in bundled arrangements	31	52
Latin America – operating lease accounting	149	164
Other transactions not qualifying as sales-type leases	26	39
Sales of equipment subject to operating leases	10	37
Sales of receivables transactions	2	(2)
South Africa deconsolidation	(2)	(4)
Other revenue items, net	—	2

Subtotal	216	288

Other restatement adjustments:
Purchase accounting reserves	1	1
Restructuring reserves	(5)	(33)
Other, net	(1)	6

Subtotal	(5)	(26)
Increase in pre-tax income (loss)	211	262

Pre-tax income (loss), restated	$(242)	$432

(1)	Amounts have been adjusted to reflect the adoption of SFAS No. 145 during the second quarter of 2002. See Note 1 for further discussion.

The following table presents the impact of the restatements on a condensed basis:

	As Previously Reported	Restated
Three Months Ended June 30, 2001:
Statement of operations:
Total Revenues	$4,137	$4,283
Sales	1,981	1,858
Service, outsourcing, finance and rentals	2,156	2,425
Total Costs and Expenses	4,620	4,525
Net loss	(281)	(101)
Basic loss per share	$(0.40)	$(0.14)
Diluted loss per share	$(0.40)	$(0.14)

Six Months Ended June 30, 2001:
Statement of operations:
Total Revenues	$8,339	$8,574
Sales	4,036	3,723
Service, outsourcing, finance and rentals	4,303	4,851
Total Costs and Expenses	8,227	8,142
Net income (loss)	(79)	126
Basic earnings (loss) per share	$(0.13)	$0.17
Diluted earnings(loss) per share	$(0.13)	$0.15

3.    Accounting Changes and New Accounting Standards:

Effective January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets subsequent to their initial recognition. This statement recognizes that goodwill has an indefinite life and will no longer be subject to periodic amortization. However, goodwill is to be tested at least annually for impairment, using a fair value methodology, in lieu of amortization. The provisions of this standard also required that amortization of goodwill related to equity investments be discontinued, and that these goodwill amounts continue to be evaluated for impairment in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” Upon adoption of SFAS No. 142, we reclassified $61 of intangible assets related to acquired workforce that was required to be included in goodwill by this standard.

During the second quarter of 2002, we completed the first step of the transitional goodwill impairment test, as required by SFAS No. 142. This test required us to compare the carrying value of our reporting units to the fair value of these units. If the reporting units’ fair value is below its carrying value, a potential goodwill impairment exists and we are required to complete the second step of the transitional impairment test to quantify the amount of the potential goodwill impairment charge. Based on the results of the first step of the transitional impairment test, we have identified potential goodwill impairments in the reporting units included in our DMO operating segment. Total DMO goodwill is $63 as of June 30, 2002. The second step of the transitional goodwill impairment test requires that the implied fair value of goodwill be estimated by allocating the fair value of a reporting unit to all of the assets and liabilities of that reporting unit. The excess of the fair value of the reporting unit over the amounts allocated to the assets and liabilities represents the implied fair value of the goodwill. Any excess of the carrying amount of reporting unit goodwill over the implied fair value of goodwill will be recorded as a goodwill impairment charge. We cannot presently estimate the amount of the potential goodwill impairment charge, as we expect to finalize the second step of the impairment test during the second half of 2002. Any non-cash charge would be retroactively recorded as a cumulative effect of change in accounting principle in the first quarter of 2002.

Net (Loss) Income and (Loss) Earnings per Share for the three and six month periods ended June 30, 2001, as adjusted for the exclusion of amortization expense, were as follows:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Reported Income (Loss) before Cumulative Effect of Change in Accounting Principle	$(101)	$128
Add: Amortization of goodwill, net of income taxes	15	31

Adjusted Income (Loss) before Cumulative Effect of Change in Accounting Principle	$(86)	$159

Reported Net Income (Loss)	$(101)	$126
Add: Amortization of goodwill, net of income taxes	15	31

Adjusted Net Income (Loss)	$(86)	$157

For the Three Months Ended June 30, 2001:	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
Reported Loss per Share	$(0.14)	$(0.14)
Add: Amortization of goodwill, net of income taxes	0.02	0.02

Adjusted Loss per Share	$(0.12)	$(0.12)

For the Six Months Ended June 30, 2001:	Basic Earnings Per Share	Diluted Earnings Per Share
Reported Earnings per Share	$0.17	$0.15
Add: Amortization of goodwill, net of income taxes	0.05	0.04

Adjusted Earnings per Share	$0.22	$0.19

Intangible assets totaled $377, net of accumulated amortization of $81, as of June 30, 2002. All intangible assets relate to the Office operating segment and are comprised of the following:

As of June 30, 2002:	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Installed customer base	17.5 years	$209	$(27)	$182
Distribution network	25 years	123	(12)	111
Existing technology	7 years	103	(34)	69
Trademarks	7 years	23	(8)	15

		$458	$(81)	$377

The weighted average useful life of our amortizable intangible assets is 16.6 years. Amortization expense related to these intangible assets is expected to be approximately $36 annually from 2002 through 2006.

The following table presents the changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2002:

	Production	Office	Developing Markets	SOHO	Other	Total
Balance at January 1, 2002*	$605	$710	$70	$—	$121	$1,506
Foreign currency translation adjustment	40	30	(1)	—	—	69
Divestitures	(4)	—	(1)	—	—	(5)
Other	—	(5)	(5)	—	(1)	(11)

Balance at June 30, 2002	$641	$735	$63	$—	$120	$1,559

*	Balance includes the reclassification of the acquired workforce intangible asset to goodwill of $61.

Effective January 1, 2002, we adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The statement primarily supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The adoption of SFAS No. 144 did not have an effect on our financial position or results of operations.

On April 1, 2002, we adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” See Note 1 for further discussion.

On April 1, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Statement addresses annual accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. We are required to implement this standard on January 1, 2003. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

On July 29, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impacts of this standard.

4.    Inventories:

Inventories consisted of the following:

	June 30, 2002	December 31, 2001
Finished goods	$942	$960
Work in process	91	97
Raw materials and supplies	212	307

Total Inventories	$1,245	$1,364

5.    Restructurings and Turnaround Program:

Since early 2000, we have engaged in a series of plans related to downsizing our employee base, exiting certain businesses, outsourcing some internal functions and engaging in other actions designed to reduce our cost structure. We accomplished these objectives through the undertaking of three restructuring initiatives, two of which are now substantially completed. Our remaining initiative, the Turnaround Program, began in October 2000 and was aimed at the execution of a plan to implement global initiatives to reduce costs, improve operations, transition customer equipment financing to third party vendors and sell certain assets.

The execution of the actions and payment of obligations related to the Turnaround Program continued through June 30, 2002. As management continues to evaluate the business, and as payments are made and actions are completed, there have been and may continue to be supplemental charges for new plan initiatives, as well as changes in estimates to amounts previously recorded. Asset impairment charges were incurred in connection with these restructuring actions for those assets made obsolete or redundant as a result of these plan initiatives.

As of December 31, 2001, we had $223 of Turnaround Program restructuring reserves remaining, primarily related to employee severance as a result of our downsizing efforts. During the six months ended June 30, 2002, we provided an additional $193 (including pension curtailments of $27), net of reversals of $19, primarily related to severance costs. This charge was for severance and other employee separation costs affecting our Production and Office operating segments, as well as, lease cancellation and other costs. The 2002 charge related to the elimination of approximately 4,500 positions worldwide, reflecting continued streamlining of existing work processes, elimination of redundant resources and the consolidation of activities into other existing operations, bringing the total eliminated positions, since the inception of the Turnaround Program, to 10,800. As of June 30, 2002, approximately 9,700 of the 10,800 affected employees had been separated under the plans. The Turnaround Program reserve balance at June 30, 2002 was $222, which is expected to be substantially utilized in 2002.

Turnaround Program:	Balance December 31, 2001	Reversals	Provision	Charges (1)	Balance June 30, 2002
Severance and related costs	$191	$(15)	$203	$(183)	$196
Lease cancellation and other costs	32	(1)	6	(11)	26

Total	$223	$(16)	$209	$(194)	$222

(1)	Includes the impact of currency translation adjustments of $11.

As discussed in Note 9, we have completed several divestitures and outsourced some of our manufacturing operations. In addition, we have completed part of, and are actively engaged in the balance of, our plan to transition customer financing to third parties.

Each of the other remaining restructuring programs (i.e., SOHO Disengagement and March 2000 Restructuring) have been substantially completed. As of December 31, 2001, we had $23 of reserves remaining under the SOHO Disengagement Plan, which were primarily for severance costs. During the six months ended June 30, 2002, we provided an additional $1 (net of reversals of $1) to complete certain actions related to this plan. Cash charges against the reserve in the first half of 2002 were approximately $5. The remaining reserve balance under the SOHO Disengagement Plan at June 30, 2002 was $21. We also provided an additional $5 for the March 2000 Restructuring plan to complete certain actions related to severance.

6.    Common Shareholders’ Equity:

Common shareholders’ equity consisted of:

	June 30, 2002	December 31, 2001
Common stock	$729	$724
Additional paid-in-capital	1,930	1,898
Retained earnings	1,078	1,031
Accumulated other comprehensive loss (1)	(1,729)	(1,833)

Total	$2,008	$1,820

(1)
Accumulated other comprehensive loss at June 30, 2002 is comprised of cumulative translation adjustments of $(1,628), minimum pension liability of $(92), unrealized losses on marketable securities of $(1), and net SFAS 133 items of $(8).

Comprehensive income (loss) consisted of:

	Three Months Ended,		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net Income (Loss)	$93	$(101)	$47	$126
Translation adjustments	179	(83)	130	(225)
Unrealized (losses) gains on marketable securities	3	(12)	—	(10)
Adjustment for minimum pension liability	—	(1)	(25)	(1)
Cash flow hedge adjustments	(5)	5	(1)	(19)

Comprehensive income (loss)	$270	$(192)	$151	$(129)

7.    Interest Expense and Income:

Interest expense and interest income consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest expense(1)	$161	$266	$334	$551
Interest income(2)	(272)	(309)	(557)	(625)

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Equipment financing interest expense is determined from our total interest expense using a calculation applied to our total average finance receivables outstanding during the applicable period. The calculation determines the allocated interest expense using a ratio, whereby the receivables are assumed to have been financed by an 8:9 debt to total finance receivables ratio. The associated interest from the debt assumed to have financed the outstanding receivables is presented as Equipment financing interest in the Condensed Consolidated Statements of Income. This allocation has been consistently applied for all periods presented, including our annual financial statements included in our 2001 Form 10-K Report.

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

The Developing Markets Operations segment (DMO) includes our operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. This segment includes sales of products that are typical to the other segments, however management serves and evaluates these markets on an aggregate geographic, rather than product, basis.

The Small Office/Home Office (SOHO) segment includes inkjet printers and personal copiers sold through indirect channels in North America and Europe to small offices, home offices and personal users (consumers). As more fully discussed in Note 3 to the Consolidated Financial Statements included in our 2001 Form 10-K Report, in June 2001 we announced the disengagement from the worldwide SOHO business.

The segment classified as Other, includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Engineering Systems (XES) and Xerox Supplies Group (XSG) (predominantly paper). Other segment profit (loss) includes certain costs that have not been allocated to the businesses including non-financing interest. Other segment’s total assets include XES, XSG and our investment in Fuji Xerox.

Operating segment revenue and profit (loss) for the three months ended June 30, 2002 and 2001 were as follows:

	Production	Office	Developing Markets	SOHO	Other	Total
For the Three Months Ended June 30, 2002
Revenues from external customers	$1,370	$1,616	$462	$53	$451	$3,952
Intercompany revenues	—	39	—	3	(42)	—

Total segment revenues	$1,370	$1,655	$462	$56	$409	$3,952

Segment profit (loss)	$125	$138	$7	$15	$(47)	$238

For the Three Months Ended June 30, 2001 (Restated – See Note 2)
Revenues from external customers	$1,484	$1,727	$512	$96	$464	$4,283
Intercompany revenues	—	5	—	—	(5)	—

Total segment revenues	$1,484	$1,732	$512	$96	$459	$4,283

Segment profit (loss)	$101	$98	$5	$(84)	$(42)	$78

Operating segment revenue and profit (loss) for the six months ended June 30, 2002 and 2001 were as follows:

	Production	Office	Developing Markets	SOHO	Other (1)	Total
For the Six Months Ended June 30, 2002
Revenues from external customers	$2,688	$3,218	$910	$121	$873	$7,810
Intercompany revenues	—	75	—	5	(80)	—

Total segment revenues	$2,688	$3,293	$910	$126	$793	$7,810

Segment profit (loss)	$230	$229	$2	$42	$(159)	$344

For the Six Months Ended June 30, 2001 (Restated – See Note 2)
Revenues from external customers	$2,933	$3,465	$1,016	$216	$944	$8,574
Intercompany revenues	—	8	—	3	(11)	—
Total segment revenues	$2,933	$3,473	$1,016	$219	$933	$8,574
Segment profit (loss)	$213	$145	$(65)	$(163)	$(43)	$87

(1)	Other segment profit (loss) included $72 of capitalized software write-off reflecting our decision to abandon an internal customer service software development program.

The following is a reconciliation of operating segment profit (loss) to Consolidated pre-tax income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
		2001 Restated		2001 Restated

	2002	Note 2	2002	Note 2
Total operating segment profit	$238	$78	$344	$87
Unallocated items:
Restructuring and impairment charges	(53)	(295)	(199)	(424)
Restructuring related inventory write-down charges	—	(24)	(2)	(24)
Gains on sales of businesses	—	—	—	769
Gain on early extinguishment of debt	—	30	—	58
Allocated item:
Equity in net income of unconsolidated affiliates	(15)	(31)	(26)	(34)

Pre-tax income (loss)	$170	$(242)	$117	$432

9.    Divestitures:

In April 2002, we sold our leasing business in Italy to a third party for approximately $200 in cash plus the assumption of $20 of debt. This sale is part of an agreement under which the third party will provide ongoing, exclusive equipment financing to our customers in Italy. The loss on this transaction totaled $11, primarily related to recognition of cumulative translation adjustment losses.

During the first half of 2002, we completed additional asset sales to transfer our office product manufacturing operations to Flextronics. We completed the sale of our plants in Venray, The Netherlands and Brazil for approximately $53 plus the assumption of certain liabilities subject to certain closing adjustments. The approximately 1,600 current Xerox employees in these operations transferred to Flextronics. By the end of the third quarter 2002, we anticipate all production at our printed circuit board factory in El Segundo, California, and our customer replaceable unit plant in Utica, New York will be transitioned to Flextronics.

In the first quarter of 2002, we sold common stock of Prudential Insurance Company, associated with that company’s demutualization. In connection with this sale we recognized a gain of $19 which is included in Other Expenses, net, in the accompanying Condensed Consolidated Statement of Operations.

10.    Debt and Vendor Financing:

New Credit Facility

On June 21, 2002, we entered into an Amended and Restated Credit Agreement with a group of lenders (“New Credit Facility”), which replaced our $7 billion credit facility which had a stated maturity date of October 2002 (“Old Revolver”). In connection with entering into the New Credit Facility we made a partial pay down on the Old Revolver of $2.8 billion and agreed to make an additional payment of $700 by not later than September 15, 2002. Accordingly, as of June 30, 2002, $4.2 billion was outstanding under the New Credit Facility, including three tranches of term debt and a $1.5 billion revolving tranche that may be repaid and re-borrowed. Within the revolving tranche is a $200 letter of credit facility. Two of the three tranches of term debt (“Tranche A” and “Tranche C”) and the revolving tranche will bear an initial rate of interest of LIBOR plus 4.5 percent per year and the third tranche of term debt (“Tranche B”) bears initial interest at a rate of LIBOR plus a spread that varies between 4.0 percent and 4.5 percent per year, in all cases subject to adjustment for changes in, primarily, LIBOR. In addition, the interest spread on the Tranche B loan, initially in the principal amount of $500, is subject to adjustment based upon the amount secured. We are required to make scheduled payments of $202.5 on each of March 31, 2003 and September 30, 2003, and $302.5 on each of March 31, 2004 and September 30, 2004. In addition, specified percentages of any net proceeds we receive from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility must be used to reduce the amounts outstanding under the New Credit Facility, and in all cases any such amounts will first be applied to reduce the Tranche C loan. Once the Tranche C loan has been repaid, or to the extent that such proceeds exceed the outstanding Tranche C loan, any such prepayments arising from debt and equity proceeds will first permanently reduce the Tranche A loans, and any amount remaining thereafter will be proportionally allocated to repay the then–outstanding balances of the revolving loans and the Tranche B loans and to reduce the revolving commitment accordingly. Any such prepayments arising from asset sale proceeds will first be proportionally allocated to permanently reduce any outstanding Tranche A loans and Tranche B loans, and any amounts remaining thereafter will be used to repay the revolving loans and to reduce the revolving commitment accordingly (except that the revolving loan commitment cannot be reduced below $1 billion as a result of such prepayments). The final stated maturity of the New Credit Facility is April 30, 2005. In connection with the New Credit Facility we incurred fees and other expenses of approximately $125 which will be capitalized and amortized over its term on a basis consistent with the scheduled repayments in relation to the total amount of the loan facility.

Trade Receivable Securitization

In May 2002, one of our credit rating agencies downgraded our credit status, which had the resultant effect of causing a termination event under our U.S. trade receivable securitization facility. The undivided interest sold under the U.S. trade receivable securitization facility amounted to $290 at December 31, 2001. The Canadian account receivable facility, which had undivided interests of $36 at December 31, 2001 was also impacted by a downgrade in debt in February 2002, which led to a similar event of default. As of August 8, 2002, we are currently in the process of renegotiating terms of the U.S. trade receivable securitization facility. We continue to sell receivables to the U.S. trade receivable securitization facility up to its limit of $290. Failure to successfully renegotiate this facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility. However, if that event occurs, there would not be any requirement of us to repurchase any of the undivided interests sold. The practical effect would be only that of timing, as the cash flows from the pooled receivables would first be used to pay the undivided interests, while we would collect all remaining cash from the residual receivables in the pool. The Canadian accounts receivable facility was not renegotiated and the balance of the undivided interests of $36 at December 31, 2001, was fully repaid in the first quarter of 2002.

U.S Secured Borrowings

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

In May 2002, we received additional financing totaling $499 from GE Capital secured by lease receivables in the U.S. Net fees of $3 have been capitalized as debt issue costs. Also, in May 2002, GE Capital and we launched the Xerox Capital Services (XCS) venture. XCS manages our customer administration and leasing activities in the U.S., including various financing programs, credit approval, order processing, billing and collections.

Germany Secured Borrowings

In May 2002, we entered into an agreement to transfer part of our financing operations in Germany to GE Capital. We received a $77 loan from GE Capital secured by certain of our finance receivables in Germany. Cash proceeds of $65 were net of $12 of escrow requirements. As part of the transaction we transferred leasing employees to a GE Capital entity which will also finance certain new leasing business in the future.

United Kingdom Secured Borrowings

In May 2002, we received an additional loan from GE Capital of $106 secured by portions of our lease receivable portfolio in the U.K.

Canada Secured Borrowings

In February 2002, we received a $291 loan from GE Capital, secured by certain of our lease contracts in Canada. Cash proceeds of $281 were net of $8 of escrow requirements and $2 of fees. Fees incurred in connection with the loan were capitalized as debt issue costs.

Senior Notes

In January 2002, we completed an unregistered offering in the U.S. ($600) and Europe (€225) of 9.75 percent senior notes due in 2009 and received net cash proceeds of $746, which included $559 and €209. The senior notes were issued at a 4.833 percent discount and will pay interest semiannually on January 15 and July 15. In March 2002, we filed a registration statement to exchange senior registered notes for these unregistered senior notes. This registration statement has not yet been declared effective. Fees incurred in connection with this offering of $16 have been capitalized as debt issue costs and will be amortized over the term of the notes.

11.    Litigation and Regulatory Matters:

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

Accuscan, Inc. v. Xerox Corporation:    On April 11, 1996, an action was commenced by Accuscan, Inc. (Accuscan), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40. However, on September 14, 1998, the court granted our motion for a new trial on damages. The trial ended on October 25, 1999 with a jury verdict of $10. Our motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the court. We appealed to the Court of Appeals for the Federal Circuit (CAFC) which found the patent not infringed, thereby terminating the lawsuit subject to an appeal which has been filed by Accuscan to the U.S. Supreme Court. The decision of the U.S. Supreme Court was to remand the case (along with eight others) back to the CAFC to consider its previous decision based on the Supreme Court’s May 28, 2002 ruling in the Festo case. We deny any wrongdoing and intend to vigorously defend the action.

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

Plaintiffs in all six cases further allege that they have been exposed to such hazardous substances by inhalation, ingestion and dermal contact, including but not limited to hazardous substances contained within the municipal drinking water supplied by the City of Pomona and the Southern California Water Company. Plaintiffs’ claims against the Company include personal injury, wrongful death, property damage, negligence, trespass, nuisance, fraudulent concealment, absolute liability for ultra-hazardous activities, civil conspiracy, battery and violation of the California Unfair Trade Practices Act. Damages are unspecified.

We deny any liability for the plaintiffs’ alleged damages and intend to vigorously defend these actions. We have not answered or appeared in any of the cases because of an agreement among the parties and the court to stay these cases pending resolution of several similar cases before the California Supreme Court. The Supreme Court ruled in February 2002 that the plaintiffs may proceed against all defendants, subject to certain limitations which are not applicable to the Company. In response, the trial court recently started conducting a series of hearings to determine how best to manage these cases.

The six cases against the Company (“Abarca Group”) have been coordinated with approximately 13 unrelated cases against other defendants which involve alleged contaminated groundwater and drinking water in the San Gabriel Valley area of Los Angeles County. In all of those cases, plaintiffs have sued both the providers of drinking water and the industrial defendants who they contend contaminated the water. The body of groundwater involved in the Abarca cases, and allegedly contaminated by the Company, is separate and distinct from the body of groundwater that is involved in the San Gabriel Valley cases, and there is no allegation that the Company is involved in the San Gabriel Valley cases. Nonetheless, the court ordered both groups of cases to be coordinated because both groups concern allegations of groundwater and drinking water contamination, have similar theories of liability alleged against the defendants, and involve a number of similar legal issues, thus apparently making it more efficient, in the view of the court, for all of them to be handled by one judge. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In re Xerox Corporation Securities Litigation:    A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (Class Period). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (34 Act), and Securities and Exchange Commission Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. The parties are engaged in discovery. The named individual defendants and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

The second consolidated amended complaint alleges that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further allege that each of the director defendants breached his/her duties of due care and diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The second amended complaint also asserts claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claim that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox is held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgement and post-judgement interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Carlson v. Xerox Corporation, et al.:    A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG LLP (KPMG), and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. The consolidated action purports to be a class action on behalf of the named plaintiffs and all purchasers of securities of, and bonds issued by, the Company during the period between February 17, 1998 through February 6, 2001 (Class). Among other things, the second consolidated amended complaint, filed on February 11, 2002, generally alleges that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 34 Act and Securities and Exchange Commission Rule 10b-5 thereunder. The individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 34 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s Mexican operations and other matters relating to the Company’s accounting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices. The second consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the alleged Class against the Company, KPMG and the individual defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. On May 6, 2002, the Company and the individual defendants filed a motion to dismiss the second consolidated amended complaint. KPMG filed a separate motion to dismiss. The plaintiffs have indicated that they intend to file a third amended complaint. The individual defendants and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Bingham v. Xerox Corporation, et al.:    A lawsuit filed by James F. Bingham, a former employee of the Company, is pending in the Superior Court of Connecticut, Judicial District of Waterbury (Complex Litigation Docket) against the Company, Barry D. Romeril, Eunice M. Filter and Paul Allaire. The complaint alleges that the plaintiff was wrongfully terminated in violation of public policy because he attempted to disclose to senior management and to remedy alleged accounting fraud and reporting irregularities. The plaintiff further claims that the Company and the individual defendants violated the Company’s policies/commitments to refrain from retaliating against employees who report ethics issues. The plaintiff also asserts claims of defamation and tortious interference with a contract. He seeks: (i) unspecified compensatory damages in excess of $15 thousand, (ii) punitive damages, and (iii) the cost of bringing the action and other relief as deemed appropriate by the court. The parties are engaged in discovery. The individuals and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Berger, et al. v. RIGP:    A class was certified in an action originally filed in the United States District Court for the Southern District of Illinois on July 25, 2000 against the Company’s Retirement Income Guarantee Plan (RIGP). The RIGP represents the primary U.S. pension plan for salaried employees. Plaintiffs bring this action on behalf of themselves and an alleged class of over 25,000 persons who received lump sum distributions from RIGP after January 1, 1990. Plaintiffs assert violations of the Employee Retirement Income Security Act (ERISA), claiming that the lump sum distributions were improperly calculated. On July 3, 2001 the court granted the Plaintiffs’ motion for summary judgment, finding the lump sum calculations violated ERISA. RIGP denies any wrongdoing and intends to appeal the District Court’s ruling. Although the damages sought were not specified in the complaint, the Plaintiffs submitted papers in December 2001 claiming $284 in damages. Any final judgment would be paid from RIGP assets and would have no direct impact on the Company. However, such payment may require the Company to make additional contributions to RIGP in the future based on a potential shortfall in plan assets available to pay other plan liabilities.

Securities and Exchange Commission Investigation and Review:    On April 11, 2002 we announced that we had reached a settlement with the SEC on the previously disclosed proposed allegations related to matters that had been under investigation since June 2000. As a result, the Commission filed on April 11, 2002 a complaint, which we simultaneously settled by consenting to the entry of an

Order enjoining us from future violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a) and 13(b) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder, requiring payment of a civil penalty of $10, and imposing other ancillary relief. We neither admitted nor denied the allegations of the complaint. The $10 civil penalty was accrued in the first quarter 2002 and is included in Other Expenses, net in the accompanying Condensed Consolidated Statement of Income.

Under the terms of the settlement, we have restated our financial statements for the years 1997 through 2000 as well as adjusted previously announced 2001 results. See Note 2 for more information regarding the adjustments and restatements.

As part of the settlement, and to allow for the additional time required to prepare the restatement and to make these adjustments, the Commission issued an Order pursuant to Section 36 of the Exchange Act (Exemptive Order) permitting us and our subsidiary, Xerox Credit Corporation, to file our respective 2001 Form 10-K Reports’ and first-quarter 2002 Form 10-Qs on or before June 30, 2002. The Exemptive Order provides that such filings made on or before June 30, 2002 will be deemed to have been filed on the prescribed due date. Since June 30, 2002 fell on a Sunday, we filed our first quarter 2002 Form 10-Q on July 1, 2002, as permitted by SEC rules. The 2001 Form 10-K Report filing was made on June 28, 2002.

As part of the settlement, a special committee of our Board of Directors has retained Michael H. Sutton, former Chief Accountant of the SEC, as an independent consultant to review our material accounting controls and policies. Mr. Sutton will report his findings, together with any recommendations, to the special committee, and the Board will share the outcome of this review with the SEC.

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

Florida State Board of Administration, et al. v. Xerox Corporation, et al.:    On January 4, 2002, the Florida State Board of Administration, the Teachers’ Retirement System of Louisiana and Franklin Mutual Advisers filed an action in the United States District Court for the Northern District of Florida (Tallahassee Division) against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler, Eunice M. Filter and KPMG LLP (KPMG). The plaintiffs allege that each of the Company, the individual defendants and KPMG violated Sections 10(b) and 18 of the Securities Exchange Act of 1934, as amended (the 34 Act), Securities and Exchange Commission Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. § 517.301, and the Louisiana Securities Act, R.S. 51:712(A). The plaintiffs further claim that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 34 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s Mexican operations and other matters relating to the Company’s financial condition and accounting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants during the period between February 15, 1998 and February 6, 2001, they bought shares of the Company’s common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses of almost $100. The plaintiffs seek, among other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys’ and experts’ fees. On March 8, 2002, the individual defendants and we filed a motion before the Judicial Panel on Multidistrict Litigation seeking to transfer this action and any related tagalong actions to the United States District Court for the District of Connecticut for consolidation or coordination for pre-trial purposes with the 21 consolidated actions currently pending there under the caption, Carlson v. Xerox et al. On June 19, 2002, the motion to transfer was granted. The plaintiffs have indicated that they intend to file an amended complaint. The individual defendants and we deny any wrongdoing alleged in the complaint and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Xerox Corporation v. 3Com Corporation, et al.:    On April 28, 1997, we commenced an action against Palm for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” On January 14, 1999, the U.S. Patent and Trademark Office (PTO) granted the first of two 3Com/Palm requests for reexamination of the Unistrokes patent challenging its validity. The PTO concluded its reexaminations and confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the judge narrowly interpreted the scope of the Unistrokes patent claims and, based on that narrow determination, found the

Palm Pilot with Graffiti did not infringe the Unistrokes patent claims. On October 5, 2000, the Court of Appeals for the Federal Circuit (CAFC) reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity thus establishing liability. On December 21, 2001, Palm appealed to the CAFC. We moved for a trial on damages and an injunction or bond in lieu of injunction. The District Court denied our motion for a temporary injunction, but ordered a $50 bond to be posted to protect us against future damages until the trial. Palm issued a $50 irrevocable letter of credit in favor of Xerox. The District Court’s decision is now on appeal before the Court of Appeals for the Federal circuit.

Pall v. Buehler, et al.:    On May 16, 2002, a shareholder commenced a derivative action in the United States District Court for the District of Connecticut against KPMG Peat Marwick (KPMG). The Company was named as a nominal defendant. Plaintiff purported to bring this action derivatively in the right, and for the benefit, of the Company. He contended that he is excused from complying with the prerequisite to make a demand on the Xerox Board of Directors, and that such demand would be futile, because the directors are disabled from making a disinterested, independent decision about whether to prosecute this action. In the original complaint, plaintiff alleged that KPMG, the Company’s former outside auditor, breached its duties of loyalty and due care owed to Xerox by repeatedly acquiescing in, permitting and aiding and abetting the manipulation of Xerox’s accounting and financial records in order to improve the Company’s publicly reported financial results. He further claimed that KPMG committed malpractice and breached its duty to use such skill, prudence and diligence as other members of the accounting profession commonly possess and exercise. Plaintiff claimed that as a result of KPMG’s breaches of duties, the Company has suffered loss and damage. On May 29, 2002, plaintiff amended the complaint to add as defendants the present and certain former directors of the Company. He added claims against each of them for breach of fiduciary duty, and separate additional claims against the directors who are or were members of the Audit Committee of the Board of Directors, based upon the alleged failure, inter alia, to implement, supervise and maintain proper accounting systems, controls and practices. The amended derivative complaint demands a judgment declaring that the defendants have violated and/or aided and abetted the breach of fiduciary and professional duties to the Company and its shareholders; awarding the Company unspecified compensatory damages, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages; awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees; and granting such other or further relief as may be just and proper under the circumstances. The plaintiff has identified this action as a “related case” to Carlson v. Xerox Corporation, et al., a consolidated securities law action currently pending in the same court. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Lerner v. Allaire, et al.:    On June 6, 2002, a shareholder, Stanley Lerner, commenced a derivative action in the United States District Court for the District of Connecticut against Paul A. Allaire, William F. Buehler, Barry D. Romeril, Anne M. Mulcahy and G. Richard Thoman. The plaintiff purports to bring the action derivatively, on behalf of the Company, which is named as a nominal defendant. Previously, on June 19, 2001, Lerner made a demand on the Board of Directors to commence suit against certain officers and directors to recover unspecified damages and compensation paid to these officers and directors. In his demand, Lerner contended, inter alia, that management was aware since 1998 of material accounting irregularities and failed to take action and that the Company has been mismanaged. At its September 26, 2001 meeting, the Board of Directors appointed a special committee to consider, investigate and respond to the demand. The special committee is still deliberating. In this action, plaintiff alleges that the individual defendants breached their fiduciary duties of care and loyalty by disguising the true operating performance of the Company through improper undisclosed accounting mechanisms between 1997 and 2000. The complaint alleges that the defendants benefited personally, through compensation and the sale of company stock, and either participated in or approved the accounting procedures or failed to supervise adequately the accounting activities of the Company. The plaintiff demands a judgment declaring that defendants intentionally breached their fiduciary duties to the Company and its shareholders; awarding unspecified compensatory damages to the Company against the defendants, individually and severally, together with pre-judgment and post-judgment interest; awarding the Company punitive damages; awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees; and granting such other or further relief as may be just and proper. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Patti v. Xerox Corp. et al.:    On July 1, 2002, a class action complaint was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the Employee Retirement Income Security Act (“ERISA”). The named plaintiff, Thomas Patti, is a Xerox employee who alleges he is a participant in the Xerox Corporation Profit Sharing and Savings Plan (the “Plan”) who invested or maintained investments in the Xerox stock fund during the proposed class period, February 15, 1998 – present. He seeks to represent a class of individuals similarly situated, which he claims exceeds 50,000 persons.

The defendants include Xerox Corporation, the Plan (as a nominal defendant only) and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Plan’s Administrative Committee, the Board of Directors, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that all of the foregoing defendants were “named” or “de facto” fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the best interest of Plan participants.

The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Plaintiff sets out four separate ERISA causes of action. Specifically, he claims that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing retirement benefits in Xerox stock. Plaintiff also claims that defendants failed to ensure that Plan assets were invested prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent. The complaint does not specify the amount of damages sought. However, it asks that the losses to the Plan be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief as appropriate to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees.

We and the other defendants deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Other Matters:    It is our policy to carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken. In India, we have learned of certain improper payments made over a period of years in connection with sales to government customers by employees of our now majority-owned subsidiary in that country. This activity was terminated when we became aware of it. We have investigated the activity and recently reported it to the staff of the SEC and the Department of Justice, and are cooperating with their follow-up inquiries. In addition, various agencies of the Indian government are also investigating the issue. We estimate the amount of such payments in 2000, the year the activity was stopped, to be approximately $600 to $700 thousand. In 2000 the Indian company had revenue of approximately $130. We are investigating certain transactions of our unconsolidated South African affiliate that appear to have been improperly recorded as part of an effort to sell supplies outside of its authorized territory. Recently, we received an anonymous, unsubstantiated allegation, stated to be based upon rumor, that improper payments were made in connection with government sales in a South American subsidiary. We have not yet completed a full investigation, but we have not found anything that substantiates the allegation as of the date of this filing. We have discussed these matters recently with the staff of the SEC. Based on our consideration of these matters to date, we do not believe that they are material to our consolidated financial statements.

12.    Subsequent Events:

In July 2002, we sold our 27.6 percent investment in Katun Corporation, a supplier of aftermarket parts and supplies, for proceeds of approximately $67. This investment was accounted for under the equity method. The carrying value of this investment at the date of sale was $53. The determination of the gain on sale, if any, is subject to purchase price adjustments, which will be determined during the third quarter of 2002.

In July 2002, we exchanged $32 of long-term debt through the exchange of 4 million shares of common stock. A nominal gain was recorded in connection with this transaction.

Item 2
Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Restatement of Prior Years Financial Statements

We have determined that certain of our accounting practices misapplied U.S. generally accepted accounting principles (GAAP). Accordingly, we have restated our financial statements for each of the four years ended December 31, 2000 and for the first three quarters of 2001, which were included in our Quarterly Reports on Form 10-Q as filed with the SEC. The restatement adjustments relate almost exclusively to the timing of revenue and expense recognition.

The restatement reflects adjustments which are corrections of errors made in the application of GAAP and includes (i) adjustments related to the application of the provisions of Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (SFAS No. 13) and (ii) adjustments that arose as a result of other errors in the application of GAAP. In making these restatements we have conducted an extensive review of all significant transactions, accounting policies and procedures and disclosures for the period 1997 through 2001. The principal adjustments are discussed below. See Note 2 to the condensed consolidated financial statements for a discussion of the impacts of the restatement on our Condensed Consolidated Statements of Income and Cash Flows for the three and six months ended June 30, 2001.

On April 11, 2002, we reached a settlement with the Securities and Exchange Commission (SEC) relating to matters that had been under investigation by the SEC since June 2000. In connection with the settlement, we agreed to restate our consolidated financial statements as of and for the years ended December 31, 1997 through 2000.

The effects of the restatement adjustments on revenue and pre-tax profit for the three months ended June 30, 2001 were to increase revenue by $146 million and decrease pre-tax loss by $211 million. During the three months ended June 30, 2002 we recognized approximately $210 million of revenue that had been restated from prior periods. In total, approximately $1.5 billion of revenue recognized in periods prior to June 30, 2002 has been reversed and is estimated to be recognized as follows: $390 million – second half of 2002, $570 million – 2003 and $530 million – thereafter. However, prospective marketplace activity such as lease terminations and trades and currency movements will impact the realization of these amounts. Total future revenue will also be impacted by the application of our new bundled lease revenue allocation methodology and other accounting changes discussed in our 2001 Form 10-K Report.

Throughout the following Management’s Discussion and Analysis, all amounts reflect the referenced restatement adjustments.

Summary

Revenue

Total second quarter 2002 revenues of $4.0 billion declined 8 percent from $4.3 billion in the second quarter of 2001 reflecting continued economic weakness and marketplace competition. Approximately two percentage points of the decline were due to our second half 2001 exit from the Small Office/Home Office (SOHO) business and declines in our Developing Markets Operations (DMO) as we continue to prioritize liquidity and profitable revenue. Monochrome revenues declined as Document Centre digital multifunction revenue growth, reflecting continued customer transition to connected office devices, was more than offset by light lens and production printing and publishing declines. Second quarter 2002 results included improved gross margins and reduced selling, administrative and general expenses reflecting the benefits from our cost saving initiatives. During the second quarter 2002 we were profitable in all geographies: North America, Europe and DMO.

Total revenues of $7.8 billion declined 9 percent from $8.6 billion in the first half of 2002. Approximately one quarter of the year-to-date decline was due to declines in SOHO and DMO. The remaining decline occurred in all operating segments reflecting the effects of lower equipment population in all geographies, competitive pressures, a weak economic environment and our focus on more profitable revenue.

Net Income (Loss)

Second quarter 2002 net income of $93 million, or $0.12 cents per diluted share, included after-tax restructuring charges of $41 million ($53 million pre-tax), and net after-tax losses from unhedged foreign currency exposures of $24 million ($33 million pre-tax). The second quarter 2001 net loss of $101 million, or $0.14 cents per share, included after-tax restructuring charges of $222 million ($295 million pre-tax), net after-tax losses from unhedged foreign currency exposures of $10 million ($13 million pre-tax), after-tax goodwill amortization of $15 million ($16 million pre-tax) and an after-tax gain of $18 million ($30 million pre-tax) reflecting the early extinguishment of debt. The gain from debt extinguishment was previously classified as an extraordinary item;

this classification has changed due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No.145 issued in April 2002 and discussed in the “Other expenses, net” section of this Management’s Discussion and Analysis.

Net income for the six months ended June 30, 2002 was $47 million, or $0.06 cents per diluted share compared with $126 million or $0.15 cents per diluted share for the same period in the prior year. Net income for the first half of 2002 included after-tax restructuring charges of $142 million ($199 pre-tax), an after-tax charge of $44 million ($72 million pre-tax) for permanently impaired capitalized software and net after-tax losses from unhedged foreign currency exposures of $46 million ($57 million pre-tax). Net income for the six months ended June 30, 2001 included the following items: a $300 million after-tax gain ($769 pre-tax) on the sale of half our interest in Fuji Xerox, after-tax restructuring charges of $303 million ($424 million pre-tax), net after-tax gains from unhedged foreign currency exposures of $34 million ($51 million pre-tax), after-tax goodwill amortization of $31 million ($33 million pre-tax) and an after-tax gain of $35 million ($58 million pre-tax) reflecting the early extinguishment of debt.

Pre-Currency Amounts

To understand the trends in our business, we believe that it is helpful to adjust revenue and expense amounts (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to these adjusted amounts as “pre-currency.” Latin American currencies are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments.

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 3 percent weaker and 4 percent stronger in the second quarter and first quarter of 2002, resepctively, than it was in the comparable periods of the prior year. As a result, foreign currency translation favorably impacted revenue by approximately one percentage point in the second quarter 2002 and was flat in the first half of 2002.

Revenues by Type

Year-over-year post currency percent changes by type of revenue on a quarterly basis were as follows:

	2001					2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter
Equipment sales (1)	(10)%	(20)%	(19)%	(21)%	(18)%	(19)%	(15)%
Post sale and other revenue (1)	(5)%	(7)%	(6)%	(8)%	(6)%	(7)%	(5)%
Finance Income	1%	(1)%	(7)%	(5)%	(3)%	(10)%	(13)%
Total Revenue	(6)%	(10)%	(9)%	(12)%	(9)%	(10)%	(8)%

(1)
Total sales revenue in the Condensed Consolidated Statement of Income includes equipment sales noted above, as well as supplies, paper and other revenue that is included in “Post Sale and Other Revenue” in the above table.

Year-over-year post currency percent changes by type of revenue on a year-to-date basis were as follows:

	Six Months Ended
	June 30, 2002	June 30, 2001
Equipment sales (1)	(17%)	(15%)
Post sale and other revenue (1)	(6%)	(6%)
Finance Income	(11%)	—
Total Revenue	(9%)	(8%)

(1)
Total sales revenue in the Condensed Consolidated Statement of Income includes equipment sales noted above, as well as, supplies, paper and other revenue that is included in “Post Sale and Other Revenue” in the above table.

Equipment sales typically represent approximately 20-25 percent of total revenue. Equipment sales in the second quarter 2002 declined 15 percent from the second quarter 2001 with approximately three percentage points of the decline due to our exit from the SOHO business. While office color printer growth was excellent, continued competitive pressures and economic weakness adversely impacted equipment sales in most other areas.

Equipment sales in the first half of 2002 declined 17 percent from the first half of 2001 reflecting competitive pressures, continued weakness in the economy and our focus on profitable revenue. Approximately 4 percentage points of the decline was due to our previously discussed exit from SOHO.

Post sale and other revenues include service, document outsourcing, rentals, supplies and paper, which represent the revenue streams that follow equipment placement, as well as revenue not associated with equipment placement, such as royalties. Second quarter and year-to-date 2002 post sale and other revenues declined 5 percent and 6 percent from the 2001 second quarter and first half of 2001, respectively, reflecting lower equipment populations due to reduced placements in earlier periods and lower page print volumes.

Document outsourcing revenues are split between equipment sales and post sale and other revenue. Where document outsourcing contracts include revenue accounted for as equipment sales, this revenue is included in equipment sales, and all other document outsourcing revenues, including service, equipment rental, supplies, paper, and labor are included in post sale and other revenues. 2002 second quarter document outsourcing revenue declined 8 percent (9 percent pre-currency) from the 2001 second quarter as revenue growth in Europe was more than offset by declines in North America. Document outsourcing revenue for the first half of 2002 declined approximately 9 percent from the first half of 2001. In the 2002 second quarter, the estimated value of future document outsourcing revenue from existing contracts declined 11 percent to approximately $6.8 billion from approximately $7.6 billion in the 2001 second quarter. These values are determined as the estimated services to be provided under committed contracts as of a point in time. We expect total document outsourcing revenue to continue to decline as we focus on more profitable service contracts. This will be partially offset by our intensified focus on customers who are seeking a bundled value added solution.

Finance Income declined 13 percent in the second quarter 2002 from the second quarter 2001 and 11 percent in the first half of 2002 from the first half of 2001. Declines reflect continued equipment sale declines and the initial effects of our transition to third party financing, primarily in Europe. Third party financing arrangements were in place for the second quarter in the Nordic countries, Italy and the Netherlands. During the second quarter 2002, we transitioned certain equipment financing to third parties in Germany, Mexico and Brazil.

Key Ratios and Expenses

The key ratios for 2002 and 2001 were as follows:

	2001					2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter
Gross Margin	34.8%	39.1%	37.6%	41.4%	38.2%	41.0%	42.5%
Research and development expenses (1)	5.8%	6.0%	6.3%	5.3%	5.9%	6.0%	6.1%
Selling, administrative and general expenses (1)	26.8%	28.5%	29.0%	27.0%	27.8%	30.3%	28.1%

(1)	As a percentage of Total Revenue

The key ratios for 2002 and 2001 were as follows:

	Six Months Ended
	June 30, 2002	June 30, 2001
Gross Margin	41.8%	36.9%
Research and development expenses (1)	6.0%	5.9%
Selling, administrative and general expenses (1)	29.2%	27.6%

(1)	As a percentage of Total Revenue

Second quarter 2002 gross margin of 42.5 percent improved 3.4 percentage points from 39.1 percent in the second quarter 2001. Approximately two percentage points of the increase reflect the prior liquidation of equipment inventory associated with our SOHO exit. In addition, improved manufacturing and service productivity more than offset the adverse impact of competitive price pressures. Gross margin for the first half of 2002 of 41.8 percent improved 4.9 percentage points from 36.9 percent in the first half of 2001. Improved manufacturing and service productivity, favorable product mix, our SOHO exit and lower cost of borrowings for our finance businesses more than offset the adverse impact of competitive price pressures.

Research and development (R&D) expense of $240 million was $17 million lower in the 2002 second quarter than the second quarter 2001. First half 2002 R&D spending of $470 million was $38 million lower than in the first half of 2001. The R&D expense reduction primarily reflects our SOHO exit, helped further by benefits from cost restructuring actions. R&D spending in the 2002 second quarter and first half of 2002 represented approximately 6 percent of revenue as we continue to invest in technological development, particularly color, to maintain our position in the rapidly changing document processing market. We expect 2002 R&D spending will represent approximately 5–6 percent of revenue, a level that we believe is adequate to remain technologically competitive. Xerox R&D remains strategically coordinated with Fuji Xerox.

Selling, administrative and general (SAG) expenses declined by $110 million or 9 percent in the 2002 second quarter to $1,110 million. The decrease reflects benefits from our Turnaround Program, partially offset by increased advertising spending and higher professional fees associated with the SEC settlement, restatement and related activities. Second quarter 2002 bad debt expense of $68 million was $25 million lower than 2001 primarily due to lower provisions in North America due to reduced receivables associated with lower sales as well as improved aging and historical write-off trends for both accounts and finance receivables. First half 2002 SAG expense of $2,279 million declined $90 million or 4 percent from the 2001 first half. The reduction reflects benefits from our Turnaround Program, partially offset by a write-off of $72 million for permanently impaired capitalized software. First half 2002 bad debt expense of $171 million was only slightly lower than 2001 bad debt expense of $177 million as the improvements in North America were partially offset by higher provisions in Europe and DMO.

During the fourth quarter of 2000, we announced a Turnaround Program in which we outlined a wide-ranging plan to sell assets, cut costs and strengthen our strategic core business. In 2001 we exceeded our target by implementing actions which are expected to reduce annualized costs by at least $1.1 billion. We have continued to initiate additional actions in the first half of 2002 that are expected to further reduce annualized costs by approximately $175 million, $70 million of which were initiated in the second quarter. As part of these cost-cutting measures, we continue to record additional charges for initiatives under the Turnaround Program. The recognition of such charges is based on having a formal and committed plan, in accordance with existing accounting rules. As a result of these actions and changes in estimates related to previously established reserves, in the second quarter 2002, we provided an incremental $53 million, net of reversals of $9 million, primarily for new initiatives under the Turnaround Program. We have provided $193 million, net of reversals of $19 million on a year-to-date basis during 2002. We expect additional provisions will be required in 2002 as additional plans are finalized and are committed to. The restructuring reserve balance at June 30, 2002 for the Turnaround Program was $222 million.

Worldwide employment declined by approximately 2,200 in the 2002 second quarter and approximately 6,500 in the 2002 first half to approximately 72,400 largely as a result of employees leaving under our restructuring programs.

Other expenses, net for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Non–financing interest expense	$60	$141	$141	$296
Currency losses (gains), net	33	13	57	(51)
Amortization of goodwill (2001 only) and intangible assets	9	22	19	45
Interest income	(22)	(23)	(43)	(47)
Gain on early extinguishment of debt	—	(30)	—	(58)
SEC Civil Penalty	—	—	10	—
Losses (gains) on sale of businesses and assets	12	5	(7)	6
All other, net	15	16	20	11

Total	$107	$144	$197	$202

For the second quarter 2002, significantly lower non-financing interest expense reflected lower debt levels and reduced borrowing costs, as the terms of the higher interest rate new bank facility were only effective for a few days of the quarter. In addition, the second quarter of 2002 includes $22 million of mark-to-market gains related to interest rate swaps compared to $4 million in the second quarter of 2001. Non-financing interest expense was $141 million in the 2002 first half compared to $296 million in the same period of the prior year due to lower 2002 debt levels and reduced borrowing costs. The proportion of our debt that is subject to variable rates has increased significantly from 2001 which, coupled with the significant reduction in market interest rates has resulted in a significant reduction in interest expense as compared to prior year periods. However, the increased variable rate debt leaves us exposed to higher interest expense if interest rates rise.

Net currency losses of $33 million in the 2002 second quarter primarily reflect $24 million of exchange losses in Brazil and other DMO countries and a $9 million loss reflecting the impact of marking to market hedges on our underlying trade exposures. The second quarter 2001 included losses of $13 million primarily related to losses on Yen denominated debt. These currency exposures are the result of net unhedged positions largely caused by our restricted access to the derivatives markets. Although we have been able to re-enter the derivatives market on a limited basis in 2002 to hedge certain balance sheet exposures, we continue to remain largely unhedged in certain of our DMO affiliates. Accordingly, we may continue to experience volatility in this area in the future. Currency losses in the first half of 2002 were $57 million compared to gains of $51 in the first half of 2001. Net currency losses for the first half of 2002 primarily reflect the Brazilian exchange losses incurred in the second quarter and the devaluation of the Argentine Peso compared to net exchange gains in 2001 primarily related to Yen denominated debt.

Effective January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, the amortization of goodwill was discontinued in 2002 under SFAS No. 142. The second quarter 2001 included $16 million of goodwill amortization and the first half of 2001 included $33 million of goodwill amortization.

Interest income is primarily derived from our invested cash balances. We expect interest income will decline as a result of our lower cash balances following our recent debt repayments, which included a partial pay-down on the Old Revolver.

Effective April 1, 2002 we adopted the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Accordingly, we have reclassified the extraordinary gain on extinguishment of debt, which was previously reported in the Consolidated Statements of Income as an extraordinary item to Other expenses, net. The effect of this reclassification was a decrease in Other expenses, net of $30 and $58 for the three and six months ended June 20, 2001.

In the second quarter 2002 we sold our Italian leasing subsidiary to a third party for $200 million cash plus the assumption of $20 million of debt. The loss on this transaction totaled $11 million, primarily related to recognition of cumulative translation adjustment losses. In addition, in the first half of 2002, the sale of Prudential Insurance Company common stock associated with that company’s demutualization generated a $19 million gain. The $10 million civil penalty is associated with our April 2002 settlement with the SEC.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities’ Interests in Earnings of Subsidiaries

The following table summarizes our consolidated Income taxes (benefits) and the related effective tax rate for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Pre-tax income (loss)	$170	$(242)	$117	$432
Income taxes (benefits)	67	(120)	47	321
Effective tax rate	39.4%	49.6%	40.2%	74.3%

The difference between the 2002 second quarter effective tax rate and the U.S. statutory tax rate primarily related to losses in certain jurisdictions where we are not providing tax benefits. Losses in such jurisdictions also represented the primary difference between the 2002 year-to-date effective tax rate and the U.S. statutory tax rate.

The 2001 second quarter effective tax rate was higher than the U.S. statutory tax rate, which resulted in additional tax benefits, primarily due to the favorable resolution of certain tax audit issues, partially offset by losses in low tax jurisdictions or jurisdictions where we are not providing tax benefits. On a year-to-date basis through June 30, 2001 the effective tax rate was higher than the U.S. statutory tax rate, which resulted in an additional tax provision, primarily due to the taxes incurred in connection with the sale of one-half of our ownership interest in Fuji Xerox as well as losses in low tax jurisdictions or jurisdictions where we are not providing tax benefits, partially offset by the favorable resolution of certain tax audit issues.

Our effective tax rate will change based on nonrecurring events (such as new restructuring initiatives) as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We expect that our consolidated 2002 effective tax rate will be in the mid 50 percent range. Before restructuring charges, we expect that our 2002 effective tax rate will be in the low to mid 40 percent range.

Equity in Net income of unconsolidated affiliates consisted of our 25 percent share of Fuji Xerox income as well as income from other smaller equity investments. Lower equity in net income for the second quarter and first half of 2002 primarily reflects the reduction of Fuji Xerox net income due to weak economic conditions in Japan and our reduced equity interest in Fuji Xerox effective April 2001.

Minorities interest in earnings of subsidiaries increased by $15 million to $25 million in the second quarter 2002 and by $32 million to $49 million in the first half of 2002 primarily due to the quarterly distribution on the Convertible Trust Preferred Securities issued in November 2001.

Business Performance by Operating Segment

The following table summarizes our business performance by operating segment. Revenue and year-over-year revenue percentage changes by operating segment were as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	Change	2002	2001	Change
Production	$1,370	$1,484	(8)%	$2,688	$2,933	(8)%
Office	1,655	1,732	(4)%	3,293	3,473	(5)%
DMO	462	512	(10)%	910	1,016	(10)%
SOHO	56	96	(42)%	126	219	(42)%
Other	409	459	(11)%	793	933	(15)%

Total	$3,952	$4,283	(8)%	$7,810	$8,574	(9)%

Memo: Color	$693	$687	1%	$1,312	$1,363	(4)%

Operating segment profit (loss) and margins were as follows (in millions):

	Operating Segment Profit (Loss)
	2001					2002		Segment Margin
	First Quarter*	Second Quarter*	Third Quarter	Fourth Quarter	Full Year	First Quarter*	Second Quarter*	Second Quarter 2002	Second Quarter 2001
Production	$112	$101	$73	$180	$466	$105	$125	9.1%	6.8%
Office	47	98	63	157	365	91	138	8.3%	5.7%
DMO	(70)	5	(12)	(48)	(125)	(5)	7	1.5%	1.0%
SOHO	(79)	(84)	(54)	22	(195)	27	15	26.8%	(87.5%)
Other	(1)	(42)	(101)	35	(109)	(112)	(47)	(11.5%)	(9.2%)

Total	$9	$78	$(31)	$346	$402	$106	$238	6.0%	1.8%

*	See reconciliation to total Company pre-tax profit (loss) for the three and six months ended June 30, 2002 and 2001 included in Note 8 to the condensed consolidated financial statements.

Note: For purposes of comparability, 2001 segment information has been adjusted to reflect a change in measurement of segment profit or loss that was implemented in 2002. The nature of the changes related primarily to corporate expense and other allocations associated with internal reorganizations made in 2002, as well as decisions concerning direct applicability of certain overhead expenses to the segments. The adjustments increased (decreased) full year 2001 revenues as follows: Production ($16), Office ($16), DMO ($1), SOHO $3 and Other $30. The full year 2001 segment profit was increased (decreased) as follows: Production $12, Office $24, DMO $32, SOHO $2 and Other ($70).

Production revenues include production publishing, production printing, color products for the production and graphic arts markets and light lens copiers over 90 pages per minute sold predominantly through direct sales channels in North America and Europe. Revenues in the second quarter of 2002 declined 8 percent (9 percent pre-currency) from the 2001 second quarter and declined 8 percent in the first half of 2002 compared to the same period in the prior year. Production monochrome declines reflect customer transition from light lens to digital offerings and the continued movement to distributed printing and electronic substitutes. Second quarter 2002 color production revenues were stable from the 2001 second quarter as accelerated growth in the DocuColor 2000 family and modest DocuColor 12 growth was offset by declines in prior generation color products reflecting continued marketplace competition. Color production revenues decreased in the first half 2002 from the 2001 first half, as growth from DocuColor 2000 products, was more than offset by declines in prior generation color products reflecting continued marketplace competition and the weak economy, particularly in the graphic arts market. In June 2002 we launched the DocuColor 2240 and 1632 Printers/Copiers, which deliver affordability and speed, with a benchmark cost for color pages of less than 10 cents a page. Improvements in operating costs are supported by a new emulsion aggregation (EA) color toner, which delivers superior quality and improved efficiency. Production revenues represented approximately 35 percent of total revenue in both the second quarters and first halves of 2002 and 2001.

Second quarter 2002 production segment profit increased by $24 million to $125 million and the segment margin improved by 2.3 percentage points to 9.1 percent. 2002 first half segment profit of $230 million increased by $17 million and the margin improved by 1.3 percentage points to 8.6 percent. Improvements reflect cost and expense benefits from our cost saving initiatives partially offset by increased R&D spending.

Office revenues include our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser printers, digital and light lens copiers under 90 pages per minute, and facsimile products sold through direct and indirect sales channels in North America and Europe. Second quarter 2002 revenues declined 4 percent (5 percent pre-currency) from the 2001 second quarter reflecting accelerating reductions in light lens revenues, particularly in North America, and reduced participation in very aggressively priced competitive bids and tenders in Europe. Monochrome revenues declined as growth in digital was insufficient to offset light lens declines. In June 2002 we launched the Document Centre 500 Series digital multifunction systems, which bring unparalleled productivity and features to small and mid-sized workgroups at significantly lower manufacturing costs. Digital devices now represent over 98 percent of our combined office light lens and digital equipment revenues. Strong office color revenue growth reflects excellent activity from our Phaser 6200 laser and Phaser 8200 solid ink color printers launched in May 2002. They are designed to fuel the migration to color in the office by offering cost and print quality advantages that make it practical to replace black-and-white printers. First half 2002 Office revenues declined 5 percent from the 2001 first half. Office revenues represented 42 percent of total revenue in the second quarter and first half of 2002 and 40 and 41 percent in the second quarter and first half of 2001, respectively.

Second quarter 2002 office segment profit increased by $40 million to $138 million and the segment margin improved by 2.6 percentage points to 8.3 percent. Segment profit increased by $84 million to $229 million in the first half of 2002 from the first half of 2001 and segment margin improved by 2.8 percentage points to 7.0 percent. Improvements reflect expense benefits from our cost saving initiatives and improved gross margins driven by our focus on more profitable revenue and improved manufacturing and service productivity.

DMO includes operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. DMO revenue declined 10 percent (8 percent pre currency) in the 2002 second quarter and 10% in the first half of 2002 compared to the same period in the prior year. Approximately half the decline was due to major economic disruptions in Argentina and Venezuela. In addition, revenue in Brazil declined due to the weak economy and our continued focus on liquidity and profitable revenue.

Second quarter 2002 DMO segment profit increased by $2 million to $7 million and the segment margin improved by 0.5 percentage points to 1.5 percent, despite increased unhedged currency losses of $26 million. Segment profit in the first half 2002 improved by $67 million to $2 million compared to the same period in the prior year. The improvements reflect significantly lower SAG spending resulting from our cost saving initiatives and lower second quarter bad debt provisions, offset by increased currency losses.

We announced our disengagement from our worldwide SOHO business in June 2001. SOHO revenues now consist primarily of consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. Second quarter and first half 2002 SOHO revenues declined 42 percent from 2001, primarily due to the absence of equipment revenue. Second quarter and first half 2002 profitability reflects continued sales of high margin consumables for the existing equipment population. We expect sales of these supplies to continue over the next few years, but will decline over time as the existing population of equipment is replaced.

Other includes revenues and costs associated with paper sales, Xerox Engineering Systems (XES), Xerox Connect, Xerox Technology Enterprises (XTE), our investment in Fuji Xerox, consulting and other services. Other also includes corporate items such as non-financing interest and other non-allocated costs. 2002 second quarter revenue declined 11 percent (13 percent pre currency) principally due to higher inter-segment revenue eliminations which are recognized in the Other operating segment (see Note 8 to the condensed consolidated financial statements). The increased loss in the second quarter of 2002 reflects higher advertising expense, higher professional fees related to the restatement and SEC settlement, partially offset by lower non-financing interest expense. Revenue declined 15 percent in the first half of 2002 compared to the first half of 2001 due to lower paper revenue and lower Xerox Connect revenues. The increased loss for the first half 2002 reflects a write-off of $72 million of impaired capitalized software in the first quarter of 2002, as well as higher advertising expense, unfavorable currency impacts and the SEC civil penalty, partially offset by lower non-financing interest expense and the gain on the Prudential demutualization.

Second quarter 2002 Adjusted Average Shares Outstanding of 913 million for our diluted EPS calculation increased by approximately 212 million shares from the 2001 second quarter. The increase primarily reflects share dilution resulting from the application of the “if converted” methodology in the calculation of our diluted EPS for the Preferred Shares held by our Employee Stock Ownership Plan (ESOP) and for the Convertible Trust Preferred Securities issued in November 2001.

When computing diluted EPS the “if converted” methodology requires us to assume conversion of the ESOP preferred shares into common stock, if we are profitable and the effect is dilutive. The conversion guarantees that each ESOP preferred share be converted into shares worth a minimum value of $78.25. As long as our common stock price is above $13.04 per share, the conversion ratio is 6 to 1. As our share price falls below this amount, the conversion ratio increases. In the second quarter 2002, approximately 66 million common shares were included in the adjusted average shares outstanding, resulting from the assumed conversion of the 7.4 million ESOP Preferred Shares currently outstanding at the quarterly average share price of approximately $8.83 per share.

In November 2001 Xerox Capital Trust II, a trust sponsored and wholly-owned by us, issued 20.7 million 7.5 percent convertible trust preferred securities. The securities are convertible at any time, at the option of the holders, into 5.4795 shares of our common stock per trust security or a total of 113.4 million shares. When computing diluted EPS, the “if converted” methodology requires us to assume conversion of these preferred securities into common stock, assuming they are dilutive. The securities are dilutive when our quarterly basic EPS is greater than $0.12 per share.

Capital Resources and Liquidity

Liquidity, Financial Flexibility and Funding Plans:

Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. We used these funds to finance customers’ purchases of our equipment and for working capital requirements, capital expenditures and business acquisitions. Our operations and liquidity began to be negatively impacted in 2000 by Xerox-specific business challenges, which have been discussed in the Notes to the Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K. These challenges were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these challenges and conditions negatively impacted our cash availability and created marketplace concerns regarding our liquidity, which led to credit rating downgrades and restricted our access to capital markets.

In addition to the limited access to capital markets which resulted from our credit rating downgrades, we had been unable to access the public capital markets. This was because, as a result of the SEC investigation since June 2000 and the accounting issues raised by the SEC, the SEC Staff advised us that we could not make any publicly registered securities offerings. This additional constraint had the effect of limiting our means of raising funds to those of unregistered capital markets offerings and private lending or equity sources. The Company has recently settled its issues with the SEC. Our credit ratings became even more important, since credit rating agencies often include access to other capital sources in their rating criteria.

During 2000, 2001, and 2002, these rating downgrades, together with the recently concluded review by the SEC, adversely affected our liquidity and financial flexibility, as follows:

•	Since October 2000, uncommitted bank lines of credit and the unsecured public capital markets have been largely unavailable to us.

•
On December 1, 2000, Moody’s reduced its rating of our senior debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding derivative agreements for $108 million.

•
In the fourth quarter 2000, as a result of our lack of access to unsecured bank and public credit sources, we drew down the entire $7.0 billion available to us under our Revolving Credit Agreement (the “Old Revolver”), primarily to maintain financial flexibility and pay down debt obligations as they came due.

•
On October 23, 2001, Standard & Poors (S&P) reduced its rating of our senior debt to below investment grade, further constraining our ability to enter into new derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding out-of-the-money interest-rate and cross-currency interest-rate derivative agreements for a total of $148 million.

•
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

•
On May 1, 2002, Moody’s further reduced its rating of our senior debt, requiring us to post additional collateral against certain derivative agreements currently in place. This downgrade also constituted a termination event under our existing $290 million U.S. trade receivable securitization facility, which we are currently renegotiating with the counterparty, as described more fully below.

•	On June 11 and 21, 2002, S&P lowered and affirmed its rating of our senior unsecured and senior secured debt, which to date has not had any incremental adverse effects on our liquidity.

As of August 8, 2002, our senior and short-term debt ratings and outlooks were as follows:

	Senior Debt Rating	Short Term Debt Rating	Outlook
Moody’s	B1	Not Prime	Negative
S&P*	BB–/B+*	B*	Negative*
Fitch	BB–	B	Negative

*
Effective June 11, 2002, S&P lowered our Corporate credit rating, and downgraded our senior debt, to BB– and maintained us on CreditWatch with Negative implications. Upon receipt of commitments from the banks who are party to our New Credit Facility, S&P affirmed our Corporate credit and senior secured debt ratings at BB–with a Negative Outlook, and downgraded our senior unsecured debt to B+.

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

New Credit Facility:

On June 21, 2002, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing the $7 billion Revolving Credit Agreement (the “Old Revolver”). At that time, we permanently repaid $2.8 billion of the Old Revolver. Accordingly, there is currently $4.2 billion outstanding under the New Credit Facility, consisting of three tranches of term loans totaling $2.7 billion and a $1.5 billion revolving facility that includes a $200 million letter of credit sub–facility. The three term loan tranches include a $1.5 billion amortizing “Tranche A” term loan, a $500 million “Tranche B” term loan, and a $700 million “Tranche C” term loan maturing on September 15, 2002. Xerox Corporation is currently, and will remain, the borrower of all of the term loans. The revolving loans are available, without sub–limit, to Xerox Corporation, Xerox Canada Capital Limited (XCCL), Xerox Capital Europe plc (XCE) and other foreign subsidiaries, as requested by us from time to time, that meet certain qualifications. We are required to repay a total of $400 million of the Tranche A loan and $5 million of the Tranche B loan in semi–annual installments in 2003, and a total of $600 million of the Tranche A loan and $5 million of the Tranche B loan in semi–annual installments in 2004. The remaining portions of the Tranche A and Tranche B term loans and the revolving facility contractually mature on April 30, 2005. We could be required to repay portions of the loans earlier than their scheduled maturities upon the occurrence of certain events, as described below. In addition, all loans under the New Credit Facility mature upon the occurrence of a change in control.

Subject to certain limits described in the following paragraph, all obligations under the New Credit Facility are secured by liens on substantially all domestic assets of Xerox Corporation and by liens on the assets of substantially all of our U.S. subsidiaries (excluding Xerox Credit Corporation), and are guaranteed by substantially all of our U.S. subsidiaries. In addition, revolving loans outstanding from time to time to XCE (currently $605 million) are also secured by all of XCE’s assets and are also guaranteed on an unsecured basis by certain foreign subsidiaries that directly or indirectly own all of the outstanding stock of XCE. Revolving loans outstanding from time to time to XCCL (currently $300 million) are also secured by all of XCCL’s assets and are also guaranteed on an unsecured basis by our material Canadian subsidiaries, as defined (although the guaranties of the Canadian subsidiaries will become secured by their assets in the future if certain events occur).

Under the terms of certain of our outstanding public bond indentures, the outstanding amount of obligations under the New Credit Facility that can be secured by assets (the “Restricted Assets”) of (i) Xerox Corporation and (ii) our non–financing subsidiaries that have a consolidated net worth of at least $100 million, without triggering a requirement to also secure these indentures, is limited to the excess of (a) 20 percent of our consolidated net worth (as defined in the public bond indentures) over (b) a portion of the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of the debt secured under the New Credit Facility by the Restricted Assets (the “Restricted Asset Security Amount”) will vary from time to time with changes in our consolidated net worth. The Restricted Assets secure the Tranche B loan up to the Restricted Asset Security Amount; any Restricted Asset Security Amount in excess of the outstanding Tranche B loan secures, on a ratable basis, the other outstanding loans under the New Credit Facility. The assets of XCE, XCCL and many of the subsidiaries guarantying the New Credit Facility are not Restricted Assets because those entities are not restricted subsidiaries as defined in our public bond indentures. Consequently, the amount of debt under the New Credit Facility secured by their assets is not subject to the foregoing limits.

The New Credit Facility loans generally bear interest at LIBOR plus 4.50 percent, except that the Tranche B loan bears interest at LIBOR plus a spread that varies between 4.00 percent and 4.50 percent depending on the Restricted Asset Security Amount in effect from time to time. Specified percentages of any net proceeds we receive from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility must be used to reduce the amounts outstanding under the New Credit Facility, and in all cases any such amounts will first be applied to reduce the Tranche C loan. Once the Tranche C loan has been repaid, or to the extent that such proceeds exceed the outstanding Tranche C loan, any such prepayments arising from debt and equity proceeds will first permanently reduce the Tranche A loans, and any amount remaining thereafter will be proportionally allocated to repay the then–outstanding balances of the revolving loans and the Tranche B loans and to reduce the revolving commitment accordingly. Any such prepayments arising from asset sale proceeds will first be proportionally allocated to permanently reduce any outstanding Tranche A loans and Tranche B loans, and any amounts remaining thereafter will be used to repay the revolving loans and to reduce the revolving commitment accordingly (except that the revolving loan commitment cannot be reduced below $1 billion as a result of such prepayments).

The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock, certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, hedging transactions, payment of dividends, intercompany loans and certain restricted payments, and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to Xerox Corporation in certain circumstances. The New Credit Facility does not affect our ability to continue to monetize receivables under the agreements with GE Capital and others, which are discussed below. No cash dividends can be paid on our Common Stock for the term of the New Credit Facility. Cash dividends may be paid on preferred stock provided there is then no event of default. In addition to other defaults customary for facilities of this type, defaults on debt of, or bankruptcy of, Xerox Corporation or certain subsidiaries would constitute defaults under the New Credit Facility.

The New Credit Facility also contains financial covenants which the Old Revolver did not contain, including:

•	Minimum EBITDA, as defined (based on rolling four quarters)

•	Maximum leverage (total adjusted debt divided by EBITDA)

•	Maximum capital expenditures (annual test)

•	Minimum consolidated net worth, as defined (quarterly test)

Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

We incurred total fees and expenses in connection with the New Credit Facility of approximately $125 million, the majority of which was paid at closing. These amounts will be deferred and amortized over the three year term of the New Credit Facility.

Turnaround Program:

In 2000 we announced a global Turnaround Program which included initiatives to sell certain assets, improve operations and liquidity, and reduce annual costs by at least $1 billion. Through June 30, 2002, and since that time, we have made significant progress toward these objectives.

With respect to asset sale initiatives:

•	In the fourth quarter of 2000 we sold our China operations to Fuji Xerox, generating $550 million of cash and transferring $118 million of debt to Fuji Xerox.

•	In March 2001, we sold half of our interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash (we paid $346 million in taxes in March 2002 related to this sale).

•
In the fourth quarter of 2001, we received cash proceeds of $118 million related to the sales to Flextronics of certain of our manufacturing facilities, and in 2002 we received additional net cash proceeds of $53 million related to the sales of additional facilities under that agreement.

•	In July 2002, we sold all of our equity investment in Katun Corporation for approximately $67 million of cash.

With respect to operational and liquidity improvements, we have announced major initiatives with GE Capital and other vendor financing partners, and we have completed several transactions, including (1) implementation of third–party vendor financing programs in the Netherlands, the Nordic countries, Brazil, Mexico and Italy and (2) monetizations of portions of our existing finance receivables portfolios. We have several other similar transactions currently being negotiated, and we continue to actively pursue alternative forms of financing. These initiatives, when completed, are expected to significantly improve our liquidity going forward.

In connection with general financing initiatives:

•	During 2001, we retired $377 million of long–term debt through the exchange of 41.1 million shares of our common stock, which increased our net worth by $351 million.

•
In November 2001, we sold $1,035 million of Convertible Trust Preferred Securities, and placed $229 million of the proceeds in escrow to fund the first three–years’ distribution requirements. Total proceeds, net of escrowed funds and transaction costs, were $775 million.

•
In January 2002, we sold $600 million of 9 ¾ percent Senior Notes and (€)225 million of 9 ¾ percent Senior Notes, for cash proceeds totaling $746 million, which is net of fees and original–issue discount. These notes mature on January 15, 2009, and contain several affirmative and negative covenants which are similar to those in the New Credit Facility. Taken as a whole, the Senior Notes covenants are less restrictive than the covenants contained in the New Credit Facility. In addition, our Senior Notes do not contain any financial maintenance covenants or scheduled amortization payments. The Senior Notes covenants (1) restrict certain transactions, including new borrowings, investments and the payment of dividends, unless we meet certain financial measurements and ratios, as defined, and (2) restrict our use of proceeds from certain other transactions including asset sales. In connection with the June 21, 2002 closing of the New Credit Facility, substantially all of our U.S. subsidiaries guaranteed these notes. In order to reduce the immediate cost of this borrowing, we entered into derivative agreements to swap the cash interest obligations under the dollar portion of these notes to LIBOR plus 4.44 percent. We will be required to collateralize any out–of–the–money positions on these swaps.

•	In July 2002, we retired $32 million of long–term debt through the exchange of 4 million shares of our common stock, which increased our net worth by a nominal amount.

In connection with vendor financing and related initiatives:

•
In 2001, we received $885 million in financing from GE Capital, secured by portions of our finance receivable portfolios in the United Kingdom, and in May 2002, we received an additional loan from GE Capital of $106 million secured by portions of our finance receivable portfolio in the U.K. At June 30, 2002, the remaining balances of these loans totaled $438 million.

•
In the second quarter 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus retained interests in certain finance receivables for total proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on–going, exclusive equipment financing to our customers in those countries.

•
In July 2001, we transferred U.S. lease contracts to a trust, which in turn sold $513 million of floating–rate asset–backed notes. We received cash proceeds of $480 million, net of $3 million of fees, plus a retained interest of $30 million, which we will receive when the notes are repaid, which we expect to occur in August 2003. The transaction was accounted for as a secured borrowing. At June 30, 2002, the remaining debt totaled $261 million.

•
In September 2001, we announced a U.S. Framework Agreement (the “USFA”) with GE Capital’s Vendor Financial Services group, under which GE Capital will become the primary equipment-financing provider for our U.S. customers. We expect funding under the USFA to be in place in 2002 upon completion of systems and process modifications and development.

•
In November 2001, we entered into an agreement with GE Capital which provides for a series of loans, secured by certain of our finance receivables in the United States, up to an aggregate of $2.6 billion, provided that certain conditions are met at the time the loans are funded. These conditions, all of which we currently meet, include maintaining a specified minimum debt rating with respect to our senior debt. In the fourth quarter of 2001, we received two secured loans from GE Capital totaling $1,175 million. Cash proceeds of $1,053 million were net of $115 million of escrow requirements and $7 million of fees. In March 2002, we received our third secured loan from GE Capital totaling $266 million. Cash proceeds of $229 million were net of $35 million of escrow requirements and $2 million of fees. In May 2002, we received our fourth secured loan from GE Capital, totaling $499 million. Cash proceeds of $496 million were net of $3 million of fees. At June 30, 2002, the remaining balances of these loans totaled $1,669 million.

•
In November 2001, we announced a Canadian Framework Agreement (the “CFA”) with the Canadian division of GE Capital’s Vendor Financial Services group, similar to the agreement in the U.S., under which GE Capital will become the primary equipment–financing provider for our Canadian customers. We expect the CFA to be completed in 2002. In February 2002 we received a $291 million loan from GE Capital, secured by certain of our finance receivables in Canada. Cash proceeds of $281 million were net of $8 million of escrow requirements and $2 million of fees. At June 30, 2002, the remaining balance of this loan was $266 million.

•	In the first quarter 2002, we formed a joint venture with De Lage Landen International BV (DLL) which manages equipment financing, billing and collections for our customers’ equipment orders in the Netherlands. This joint venture began funding in the first quarter of 2002. DLL owns 51 percent of the venture and provides the funding to support new customer leases, and we own the remaining 49 percent of this unconsolidated venture.

•
In December 2001, we announced European framework agreements with GE Capital’s European Equipment Finance group, under which GE Capital will become the primary equipment–financing provider for our customers in France and Germany. We expect these agreements to be completed in 2002.

•
In March 2002, we signed agreements with third parties in Brazil and Mexico under which those third parties will be our primary equipment financing provider in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.

•
In April 2002, we sold our leasing business in Italy to a third party for $200 million in cash plus the assumption of $20 million of debt. This sale is part of an agreement under which the third–party will provide on–going, exclusive equipment financing to our customers in Italy.

•
In May 2002, we received a $77 million loan from GE Capital, secured by certain of our finance receivables in Germany. Cash proceeds of $65 million were net of $12 million of escrow requirements. At June 30, 2002, the remaining balance of this loan was $68 million.

Cash and Debt Positions:

The following represents our aggregate debt maturity schedules by quarter for the remainder of 2002 and all of 2003 (in billions):

	2002	2003
First Quarter		$0.6
Second Quarter		1.2
Third Quarter	$1.1	0.5
Fourth Quarter	1.0	1.4

Full Year	$2.1	$3.7

With $1.9 billion of cash and cash equivalents on hand at June 30, 2002, we believe our liquidity (including operating and other cash flows we will generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Additionally, as discussed throughout this Quarterly Report on Form 10–Q, we have reached a settlement with the SEC as to all matters that were under investigation. It is our expectation that the resolution of these matters will restore our ability to access the public capital markets and reduce our earlier reliance on other funding sources including non–public capital markets.

We believe our liquidity is sufficient to meet current and anticipated needs, including all scheduled debt maturities through at least the next twelve months. Our ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

We also expect that improvements in our debt ratings, and our related ability to fully access certain unsecured public debt markets, namely the commercial paper markets, will depend on (1) our ability to demonstrate sustained profitability growth and operating cash generation and (2) continued progress on our vendor financing initiatives. Until such time, we expect some bank lines to continue to be unavailable, and we intend to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds until full access to the unsecured public debt markets is restored.

Other Funding Arrangements:

Securitizations, and Use of Special Purpose Entities:

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special–purpose entities (SPEs) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit–enhanced through over–collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. None of our officers, directors or employees or those of any of our subsidiaries or affiliates hold any direct or indirect ownership interests in any of these

SPEs. We typically act as service agent and collect the securitized receivables on behalf of the securitization investors. Under certain circumstances, including the downgrading of our debt ratings by one or more rating agencies, we can be terminated as servicing agent, in which event the SPEs may engage another servicing agent and we would cease to receive a servicing fee. Although the debt rating downgrade provisions have been triggered in some of our securitization agreements, the securitization investors and/or their agents have not elected to remove us as administrative servicer as of this time. We are not liable for non–collection of securitized receivables or otherwise required to make payments to the SPEs except to the limited extent that the securitized receivables did not meet specified eligibility criteria at the time we sold the receivables to the SPEs or we fail to observe agreed–upon credit and collection policies and procedures.

Most of our SPE transactions were accounted for as borrowings, with the debt and related assets remaining on our balance sheets. Specifically, in addition to the July 2001 asset–backed notes transaction and the U.S. and Canadian loans from GE Capital discussed above, which utilized SPEs as part of their structures, as of June 30, 2002, we have entered into the following similar transactions which were accounted for as debt on our balance sheets:

•
In the third quarter 2000, Xerox Credit Corporation (XCC) securitized certain finance receivables in the United States, generating gross proceeds of $411 million. As of June 30, 2002, the remaining debt under this facility totaled approximately $72 million.

•
In 1999, XCC securitized certain finance receivables in the United States, generating gross proceeds of $1,150 million. At June 30, 2002, the remaining obligations in this facility had been substantially repaid.

We have also entered into the following SPE transactions which were accounted for as sales of receivables:

•
In 2000, Xerox Corporation and Xerox Canada Limited (XCL) securitized certain accounts receivable in the U.S. and Canada, generating gross proceeds of $315 million and $38 million, respectively. In December 2000, as a result of the senior debt downgrade by Moody’s discussed above, both entities negotiated waivers with their respective counterparties to prevent the facilities from entering “wind–down” mode. As part of its waiver negotiation, Xerox Corporation reduced the size of its $315 million U.S. facility to a maximum of $290 million, of which $229 million was utilized at June 30, 2002. The May 2002 Moody’s downgrade constituted an event of termination under this agreement, which we are currently renegotiating. Failure to successfully renegotiate the facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility, and our availability would wind down. In February 2002, the size of the Canadian facility was reduced in order to make certain receivables eligible under the GE Capital Canadian transaction described above. Also in February 2002, a downgrade of our Canadian debt by Dominion Bond Rating Service caused the Canadian counterparty to withdraw its waiver, in turn causing the remaining Canadian facility at that time to enter into wind–down mode. This facility was subsequently fully repaid.

•
In 1999, XCL securitized certain finance receivables, generating gross proceeds of $345 million. At June 30, 2002, the remaining obligations in this facility totaled $65 million, and we expect them to be fully paid in 2002. This is the only outstanding SPE transaction with recourse provisions that could be asserted against us.

In summary, at June 30, 2002, amounts owed by these receivable–related SPEs to their investors totaled $2,568 million, of which $294 million represented transactions we treated as asset sales, and the remaining $2,274 million is reported as Debt in our Condensed Consolidated Balance Sheet. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 6 to the Consolidated Financial Statements of our 2001 Annual Report. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 17 to the Consolidated Financial Statements in our 2001 Annual Report for a detailed description of these transactions.

Secured Debt – Summary:

The following table summarizes our secured and unsecured debt as of June 30, 2002 (in millions):

	June 30, 2002
New Credit Facility – debt secured under the 20% net worth limitation	$925	(1)
New Credit Facility – debt secured outside the 20% limitation	905
New Credit Facility – unsecured	2,370	(1)
Debt secured by finance receivables	2,780	(2)
Capital leases	25
Debt secured by other assets	47
Senior Notes	790
Subordinated debt	614
Other Debt	5,802

Total Debt	$14,258

(1) The amount of New Credit Facility debt secured under the 20% Consolidated Net Worth limitation represents an estimate based on Consolidated Net Worth at June 30, 2002 and an estimate of the amount of other debt, as defined, secured under the 20% limitation. Any change to the amount indicated would correspondingly change the amount of the unsecured portion of the New Credit Facility.

(2) Of this amount, $2,274 is secured by assets owned by SPEs.

Equity Put Options:

During 1999, we sold 0.8 million equity put options for proceeds of $0.4 million. Equity put options give the counterparty the right to sell our common shares back to us at a specified strike price. In January 2001, we paid $28 million to settle the put options we issued in 1999, which we funded by issuing 5.9 million unregistered common shares. There were no put options outstanding as of June 30, 2002.

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

At June 30, 2002 and 2001, cash and cash equivalents on hand totaled $1,891 million and $2,176 million, respectively, and total debt was $14,258 million and $16,581 million, respectively. Total debt net of cash (Net Debt) decreased by $408 million in the first half of 2002 and decreased by $2,482 million in the first half of 2001. The consolidated ratio of total debt to common and preferred equity was 5.5:1 and 6.4:1 as of June 30, 2002, and 2001, respectively. The decrease in this ratio in 2002 reflects the partial paydown of the Old Revolver in June 2002, offset partially by net losses and incremental borrowings during that twelve-month period, the proceeds of which were used to accumulate cash rather than being used to repay other debt.

The following summarizes our cash flows for the first six months of 2002 and 2001 as reported in our Condensed Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	2002	2001 Restated
Operating Cash Flows	$631	$733
Investing Cash Flows	175	1,258
Financing Cash Usage	(2,945)	(1,514)
Effect of exchange rate changes on cash and cash equivalents	40	(51)

(Decrease) Increase in cash and cash equivalents	(2,099)	426
Cash and cash equivalents at beginning of period	3,990	1,750

Cash and cash equivalents at end of period	$1,891	$2,176

Excluding a 2002 tax payment of $346 million related to the 2001 sale of one-half of our interest in Fuji Xerox, operating cash flows for the six months ended June 30, 2002 improved compared to the prior year period. The resultant increase in operating cash flows was primarily the result of improvements in our management of working capital. Our performance related to finance and accounts receivable, accounts payable and other liabilities improved versus the prior year by over $400 million. This was partially offset by funding of operating restricted cash balances during 2002 of almost $150 million. Such funding did not exist in the prior year.

Investing cash flows for the six months ended June 30, 2002 largely consisted of proceeds from sales of our Italian leasing business of $200 and certain manufacturing locations to Flextronics of $53, partially offset by our capital spending and certain restricted cash requirements. Investing cash flows from the prior year period largely consisted of the $1,635 million of cash received from the sales of businesses, including Fuji Xerox and our leasing businesses in the Nordic European countries. These cash proceeds were partially offset by our capital spending as well as $255 million related to our funding of trusts to replace Ridge Reinsurance letters of credit.

Financing activities for the six months ended June 30, 2002 largely consisted of the $2.8 billion repayment under the renegotiated New Credit Facility, as well as other payments of maturing debt, offset by proceeds from the 9 3/4 Senior Notes offering and new secured borrowings from GE Capital. Financing activities for the 2001 period largely consisted of debt repayments as well as dividends on our common and preferred stock (which were suspended in the third quarter of 2001).

Refer to our EBITDA–based cash flows discussion below to understand the way we look at cash flows from a treasury and cash management perspective, and for explanations of cash flows for first quarter 2002 compared to 2001.

Historically, we separately managed the capital structures of our non–financing operations and our captive financing operations. Consistent with our continuing efforts to exit the customer equipment financing business, we now use EBITDA and operating cash flow to measure our liquidity, and we no longer distinguish between financing and non–financing operations in our liquidity management processes. We define EBITDA as earnings, excluding Finance income and before interest expense, income taxes, depreciation, amortization, minorities’ interests, equity in income of unconsolidated affiliates, and non–recurring and non–operating items. We believe that EBITDA provides investors and analysts with a useful measure of liquidity generated from recurring operations. EBITDA is not intended to represent an alternative to either operating income or cash flows from operating activities (as those terms are defined in GAAP). While EBITDA is frequently used to analyze companies, the definition of EBITDA that we employ, as presented herein, may be different than definitions of EBITDA used by other companies.

EBITDA and the related cash flows presentation for the six months ended June 30, 2002 and 2001 (in millions):

	2002	2001 Restated
Non–financing revenues	$7,296	$7,996
Non–financing cost of sales	4,355	5,153

Non–financing gross profit	2,941	2,843
Research and development expenses	(470)	(508)
Selling, administrative and general expenses	(2,279)	(2,369)
Depreciation and amortization expense, excluding goodwill and intangibles	540	635

EBITDA	732	601
Working capital and other changes	(79)	217
Increase in on-lease equipment	(91)	(181)
Cost of additions to land, buildings and equipment	(71)	(121)
Cash payments for restructurings	(183)	(264)
Interest payments	(334)	(606)
Equipment financing	1,013	702
Debt repayments, net	(2,949)	(1,419)
Dividends and other non–operating items	(45)	(138)
Proceeds from divestitures	(92)**	1,635

Net (decrease) increase in cash and cash equivalents	$(2,099)	$426

**	Amount includes the tax payments associated with the Fuji Xerox sale explained below. Such amount is included in operating activities in our GAAP Condensed Consolidated Statement of Cash Flows.

EBITDA improved in the first six months in 2002 over the same period in 2001 driven by lower costs resulting from our productivity actions, partially offset by lower revenues. The decline in capital spending was due primarily to significant spending constraints. The decline in on–lease equipment spending reflected declining rental placement activity and populations, particularly in our older–generation light lens products. The investments in working capital were driven largely by an increase in restricted cash in 2002 related to secured borrowings, a slower pace of inventory reductions versus prior year, lower income tax refunds and a lower level of non-cash inventory and accounts receivable provisions versus the prior year.

Significantly lower interest payments in first half of 2002 reflected reductions of our debt levels together with lower market interest rates.

The increase in cash flow from Equipment financing in 2002 was driven by a continuing decrease of our finance receivable portfolio, resulting in greater net cash collections, as continuing lower equipment sales levels continue to result in a lower level of new finance receivable originations. Further, as the portfolio continues to decrease, we are generating lower levels of Finance income.

The net repayment of $2.9 billion of debt in the first half of 2002 includes the $2.8 billion payment we made to our group of banks in connection with the completion of the New Credit Facility.

Dividends and other non–operating items used $45 million of cash in 2002, compared to usage of $138 million in 2001. This improvement was due to cash savings resulting from our elimination and suspension of our common and Series B Preferred dividends, respectively, which we announced in July 2001. In 2002, we used $92 million of cash related to the sales of businesses, primarily due to the first quarter 2002 payment of taxes due on the 2001 sale of half our interest in Fuji Xerox, partially offset by the proceeds received from the second quarter 2002 sale of our leasing business in Italy. Cash restructuring payments were $183 million and $264 million in first half of 2002 and 2001, respectively. The status of the restructuring reserves is discussed in Note 5 to the Condensed Consolidated Financial Statements.

.

Financial Risk Management:

We are typical of multinational corporations because we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Accordingly, we have historically entered into derivative contracts, including interest rate swap agreements, forward exchange contracts and foreign currency swap agreements, to manage such interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into such transactions for trading purposes, and we employ long–standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives. As described above, our ability to currently enter into new derivative contracts is severely constrained. Therefore, while the following paragraphs describe our overall risk management strategy, our current ability to employ that strategy effectively has been severely limited.

Currency derivatives are primarily arranged to manage the risk of exchange rate fluctuations associated with assets and liabilities that are denominated in foreign currencies. Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar. For each of our legal entities, we have historically hedged a significant portion of all foreign–currency–denominated cash transactions. From time to time (when cost–effective) foreign–currency-denominated debt and foreign–currency derivatives have been used to hedge international equity investments.

Virtually all customer–financing assets earn fixed rates of interest. Therefore, we have historically sought to “lock in” an interest rate spread by arranging fixed–rate liabilities with maturities similar to those of the underlying assets, and we have funded the assets with liabilities in the same currency. As part of this overall strategy, pay–fixed–rate/receive–variable–rate interest rate swaps are often used in place of more expensive fixed–rate debt. Additionally, pay–variable–rate/receive–fixed–rate interest rate swaps are used from time to time to transform longer–term fixed–rate debt into variable–rate obligations. The transactions performed within each of these categories enable more cost–effective management of interest rate exposures by eliminating the risk of a major change in interest rates. We refer to the effect of these practices as “match funding” customer financing assets.

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

As described above, the downgrades of our debt during 2000, 2001 and 2002, together with the recently–concluded SEC investigation, significantly reduced our access to capital markets. Furthermore, several of the debt downgrades triggered various contractual provisions which required us to collateralize or repurchase a number of derivative contracts which were then outstanding. While we have been able to replace some derivatives on a limited basis, our current debt ratings restrict our ability to utilize derivative agreements to manage the risks associated with interest rate and some foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy. For this reason, we anticipate continued volatility in our results of operations due to market changes in interest rates and foreign currency rates.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption “Financial Risk Management” on page 43 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this item.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth under Note 11 “Litigation and Regulatory Matters” contained in the “Notes to the Condensed Consolidated Financial Statements” on pages 20-25 of this Quarterly Report on Form 10–Q is incorporated by reference in answer to this item.

Item 2.    Changes in Securities

During the quarter ended June 30, 2002, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act).

(a)	Securities Issued : on April 1, 2002, Registrant issued 7,999 shares of Common stock, par value $1 per share.

(b)
No underwriters participated. The shares were issued to each of the non–employee Directors of Registrant: A.A. Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, M.R. Seger and T.C. Theobald.

(c)
The shares were issued at a deemed purchase price of $10.75 per share (aggregate price $85,925), based upon the market value on the date of issuance, in payment of the quarterly Directors’ fees pursuant to Registrant’s Restricted Stock Plan for Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8–K

(a)	Exhibit 3(a)(1) — Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on October 29, 1996.

Incorporated by reference to Exhibit 3(a)(1) to Registrant’s Quarterly Report on Form 10–Q for the Quarter Ended September 30, 1996.

Exhibit 3 (b) — By–Laws of Registrant, as amended through January 1, 2001.

Incorporated by reference to Exhibit 3 (b) to Registrant’s Annual Report on Form 10–K for the Year Ended December 31, 2001.

Exhibit 4 (h)(7) — Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as Trustee, to the Indenture dated as of January 17, 2002 among Registrant and Wells Fargo, as trustee, as supplemented by the First Supplemental Indenture, dated as of June 21, 2002 between Registrant, the Guarantors named therein and Wells Fargo, as trustee, relating to Registrant’s 9-3/4% Senior Notes due 2009 (denominated in U.S. Dollars).

Exhibit 4 (h)(8) — Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the Guarantors named therein and Wells Fargo, as Trustee, to the Indenture dated as of January 17, 2002 among Registrant and Wells Fargo, as trustee,             as supplemented by the First Supplemental Indenture, dated as of June 21, 2002 between Registrant, the Guarantors named therein and Wells Fargo, as trustee, relating to Registrant’s 9-3/4% Senior Notes due 2009 (denominated in Euros).

Exhibit 10 (u) — Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant.

Exhibit 11 — Computation of Earnings (Loss) per Common Share.

Exhibit 99.1 — Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)
Current reports on Form 8–K dated April 1, 2002, April 18, 2002, April 24, 2002, May 10, 2002 and May 28, 2002 reporting Item 5 “Other Events” and dated April 11, 2002 and June 21, 2002 reporting Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits” were filed during the quarter for which this Quarterly Report on Form 10–Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION
(Registrant)

Date: August 9, 2002	By	/S/ GARY R. KABURECK
Gary R. Kabureck Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)