Form 10-Q
period 2002-09-30
XEROX CORP
filed 2002-11-07
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-4471

XEROX CORPORATION
(Exact Name of Registrant as specified in its charter)

New York	16-0468020

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 1600 Stamford, Connecticut	06904-1600

(Address of principal executive offices)	(Zip Code)

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

Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002

Common Stock	735,298,618 shares

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

Transition to Digital—Presently, black and white light-lens copiers represent between 15-20% of our revenues. This segment of the market is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of our new digital products replace or compete with our current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change, as well as competitive developments, could cause actual results to vary from those expected.

Expansion of Color—Color printing and copying represents an important and growing segment of the market. Printing from computers has both facilitated and increased the demand for color. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market, as well as the pace of color adoption by our prospective customers.

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

Customer Financing Activities— Prior to 2002, we financed approximately 80 percent of our equipment sales. To fund these arrangements, we accessed the credit markets and used cash generated from operations. In 2001, we announced several Framework Agreements with General Electric (“GE”), under which GE would become our primary equipment-financing provider in the U.S., Canada, Germany and France. In connection therewith, in October 2002, we completed an eight-year agreement in the U.S. (the “New U.S. Vendor Financing Agreement”), effective immediately, under which GE Vendor Financial Services became the primary equipment financing provider in the U.S., through monthly securitizations of our new lease originations.  In addition to the $2.5 billion funded by GE prior to this transaction, which is secured by portions of our current lease receivables in the U.S., the New U.S. Vendor Financing Agreement calls for GE to provide funding in the U.S., through 2010, of up to $5 billion, outstanding during any time, subject to normal customer acceptance criteria.  The New U.S. Vendor Financing Agreement also includes opportunities to increase financing levels over time, based on our revenue growth.  We are currently negotiating all of the other GE transactions contemplated under the respective Framework Agreements.

The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. We are currently funding our customer financing activity from the aforementioned New U.S. Vendor Financing Agreement, cash generated from operations, as well as, from cash on hand, unregistered capital markets offerings and securitizations. There is no assurance that we will be able to continue to fund our customer financing activity at present levels. We continue to negotiate and implement third-party vendor financing programs and securitizations of portions of our existing finance receivable portfolios and we continue to actively pursue alternative forms of financing including securitizations and secured borrowings. These initiatives are expected to improve our liquidity going forward. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful implementation of our third party financing initiatives.

Productivity—Our ability to sustain and improve profit margins is largely dependent on our ability to continue to improve the cost efficiency of our operations. Productivity improvements through process re-engineering, design efficiency and supplier and manufacturing cost improvements are required to offset labor cost inflation, potential materials cost increases and competitive price pressures.

International Operations—We derive approximately 40 percent of our revenue from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components outside the United States. Our future revenues, costs and results from operations could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements and local tax issues. Our ability to enter into new foreign exchange contracts to manage foreign exchange risk is currently limited given our below investment grade credit ratings.  Despite our current credit ratings, we have been able to restore a significant level of currency derivative capacity. Although we are still unable to hedge all of our current currency exposures, we are currently utilizing our current capacity to hedge currency exposures primarily related to foreign currency denominated debt. We anticipate continued volatility in our results of operations due to market changes in interest rates and foreign currency rates which we are currently unable to hedge.

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

Revenue Trends—Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of color and multifunction devices. We expect that revenue growth can be further enhanced through our consulting services in the areas of document, content and knowledge management. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improved direct sales productivity and expansion of our indirect distribution channels in the face of global competition and pricing pressures.  Our ability to increase post sale revenue is largely dependent on our ability to increase equipment placements. Equipment placements typically occur through leases with original terms of three to five years.  Our leases generate contractual and contingent post sale revenue during the terms.  Once equipment placements start to increase, there will be a lag before post sale revenues also start to increase. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement towards distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to return to and maintain a consistent trend of revenue growth, there could be a material adverse effect on our operating results.

Liquidity—The adequacy of our continuing liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales, including sales or securitizations of our receivables portfolios. We believe our liquidity (including operating and other cash flows we will generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward is highly dependent on achieving our expected operating results, including capturing the benefits from restructuring activities, and continuing to complete announced vendor financing and other initiatives that are discussed in this Quarterly Report on Form 10-Q. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and if necessary, restructuring existing debt.

As announced on June 21, 2002, we successfully completed the renegotiation of our $7 billion Revolving Credit Agreement dated as of October 22, 1997 (the “Old Revolver”). Of the original $7 billion in loans outstanding under the Old Revolver, $3.5 billion has now been repaid and the remaining $3.5 billion is outstanding under the new Amended and Restated Credit Agreement (the “New Credit Facility”). The New Credit Facility requires principal payments as well as prepayments in the case of certain events. A full discussion of these terms and the final maturity dates of the various loans is included in the Capital Resources and Liquidity section in this Quarterly Report on Form 10-Q. The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock; certain fundamental changes, as defined; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to us in certain circumstances. It also contains additional financial covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. We are, and expect to remain, in full compliance with the covenants and other provisions of the New Credit Facility.  Any failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

Litigation — We are a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (ERISA). Should these matters result in a change in our determination as to an unfavorable outcome, result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Xerox Corporation
Form 10-Q
September 30, 2002

Additional Information

For additional information about Xerox Corporation, and access to our Annual Reports and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1

Xerox Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions, except per-share data)	2002	2001 Restated Note 2	2002	2001 Restated Note 2

Revenues
Sales	$1,593	$1,708	$4,838	$5,431
Service, outsourcing and rentals	1,953	2,071	6,004	6,344
Finance income	247	273	761	851

Total Revenues	3,793	4,052	11,603	12,626

Costs and Expenses
Cost of sales	1,013	1,239	3,036	3,917
Cost of service, outsourcing and rentals	1,079	1,183	3,411	3,658
Equipment financing interest	107	107	300	362
Research and development expenses	229	257	699	765
Selling, administrative and general expenses	1,023	1,175	3,302	3,544
Restructuring and asset impairment charges	63	63	262	487
Gain on sale of half of interest in Fuji Xerox	—	—	—	(769)
Other expenses, net	93	125	290	327

Total Costs and Expenses	3,607	4,149	11,300	12,291

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	186	(97)	303	335
Income taxes (benefits)	81	(42)	128	279

Income (Loss) before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	105	(55)	175	56
Equity in net income of unconsolidated affiliates	17	—	43	34
Minorities’ interests in earnings of subsidiaries	(17)	(9)	(66)	(26)

Income (Loss) before Cumulative Effect of Change in Accounting Principle	105	(64)	152	64
Cumulative effect of change in accounting principle	—	—	—	(2)

Net Income (Loss)	$105	$(64)	$152	$62

Less: Preferred stock dividends	(63)	—	(63)	(12)

Net Income (Loss) available to common shareholders	$42	$(64)	$89	$50

Basic Earnings (Loss) per Share	$0.06	$(0.09)	$0.12	$0.07
Diluted Earnings (Loss) per Share	$0.05	$(0.09)	$0.11	$0.07

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data in thousands)	September 30, 2002	December 31, 2001

Assets
Cash and cash equivalents	$2,281	$3,990
Accounts receivable, net	1,822	1,896
Billed portion of finance receivables, net	544	584
Finance receivables, net	3,160	3,338
Inventories	1,207	1,364
Deferred taxes and other current assets	1,436	1,428

Total Current Assets	10,450	12,600

Finance receivables due after one year, net	5,176	5,756
Equipment on operating leases, net	506	804
Land, buildings and equipment, net	1,773	1,999
Goodwill, net	1,587	1,445
Other long-term assets	4,974	5,085

Total Assets	$24,466	$27,689

Liabilities and Equity
Short-term debt and current portion of long-term debt	$3,514	$6,637
Accounts payable	716	704
Other current liabilities	2,535	2,919

Total Current Liabilities	6,765	10,260
Long-term debt	10,470	10,128
Other long-term liabilities	3,031	3,251

Total Liabilities	20,266	23,639

Deferred ESOP benefits	(135)	(135)
Minorities’ interests in equity of subsidiaries	68	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	1,698	1,687
Preferred stock	559	605
Common shareholders’ equity	2,010	1,820

Total Liabilities and Equity	$24,466	$27,689

Shares of common stock issued and outstanding	734,070	722,314

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation
 Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2002	2001 Restated Note 2	2002	2001 Restated Note 2

Cash Flows from Operating Activities
Net Income (Loss)	$105	$(64)	$152	$62
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	213	317	772	997
Provisions for receivables and inventory	118	186	375	574
Restructuring and asset impairment charges	63	63	262	487
Cash payments for restructurings	(93)	(101)	(276)	(365)
Gain on sales of businesses and assets, net	(14)	—	(20)	(759)
(Increase) decrease in inventories	(17)	(9)	64	118
Increase in on-lease equipment	(7)	(50)	(98)	(231)
Decrease in finance receivables	188	194	656	222
Decrease (increase) in billed portion of finance and accounts receivable	91	(74)	(11)	(1)
Net change in current and long-term deferred income taxes	60	(108)	(259)	240
Increase (decrease) in other current and long-term liabilities	13	32	(175)	(26)
All other operating changes, net	(109)	(152)	(200)	(351)

Net cash provided by operating activities	611	234	1,242	967

Cash Flows from Investing Activities
Cost of additions to land, buildings and equipment	(38)	(38)	(109)	(159)
Proceeds from sales of businesses and assets	67	—	340	1,635
All other investing activities, net	17	(40)	(10)	(296)

Net cash provided by (used in) investing activities	46	(78)	221	1,180

Cash Flows from Financing Activities
Cash proceeds from new secured financings	846	480	2,024	915
Debt repayments on secured financings	(445)	(247)	(1,249)	(752)
Other changes in debt, net	(690)	(199)	(4,013)	(1,548)
All other financing activities, net	(2)	—	2	(95)

Net cash (used in) provided by financing activities	(291)	34	(3,236)	(1,480)

Effect of exchange rate changes on cash and cash equivalents	24	59	64	8

Increase (decrease) in cash and cash equivalents	390	249	(1,709)	675
Cash and cash equivalents at beginning of period	1,891	2,176	3,990	1,750

Cash and cash equivalents at end of period	$2,281	$2,425	$2,281	$2,425

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

1.  Basis of Presentation:

References herein to “we,” “our,” “us,”  “the Company” or “Xerox” refer to Xerox Corporation and consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2001 Annual Report, incorporated by reference in our Form 10-K Report, as amended (“2001 Form 10-K Report”), and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the 2001 Form 10-K Report.

In our opinion, all adjustments (including normal recurring adjustments) which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results for the full year.

The unaudited condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2001 have been restated (See Note 2 to these Condensed Consolidated Financial Statements). All related dollar and per share amounts have been adjusted throughout the notes to the condensed consolidated financial statements. For convenience, references to “Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of a Change in Accounting Principle” are referred to as “pre-tax income (loss).”

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

On April 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). The applicable portion of this Statement rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item, net of related income tax effect. Accordingly, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented and that does not meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item, was reclassified. As a result of adopting SFAS No. 145, all the extraordinary gains on extinguishment of debt previously reported in the Condensed Consolidated Statements of Income during 2001 were reclassified to Other expenses, net. The effect of this reclassification in the accompanying Condensed Consolidated Statements of Income was a decrease to Other expenses, net of $59 and an increase to income taxes of $23, from amounts previously reported, for the nine months ended September 30, 2001. SFAS No. 145 also amends Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS No. 13”) to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This portion of SFAS No. 145 did not have any effect on our financial position or results of operations for any periods presented.

Liquidity:
We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which our subsidiaries are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain such cash management practices. Beginning in 2000, our specific business challenges (which are discussed in the Notes to the Consolidated Financial Statements included in our 2001 Form 10-K Report), were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these conditions negatively impacted our liquidity, which led to a series of credit rating downgrades from 2000 to 2002, eventually to below investment grade. Consequently, our access to capital and derivative markets has been restricted. The downgrades also required us to cash-collateralize certain derivative and securitization arrangements to prevent them from terminating, and to immediately settle terminating derivative contracts.  Additionally, we are required to maintain minimum cash balances in escrow on certain borrowings and letters of credit. These minimum cash balances are restricted and are, therefore, not considered cash or cash equivalents, but rather, are included in either Deferred taxes and other current assets or Other long-term assets, as appropriate, in our Condensed Consolidated Balance Sheets.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

In addition, the Securities and Exchange Commission (“SEC”) would not allow us to publicly register any securities offerings while their investigation, which commenced in June 2000, was ongoing. This additional constraint essentially prevented us from raising funds from sources other than unregistered capital markets offerings and private lending or equity sources. Our credit ratings, which were already under pressure, then came under even greater pressure since credit rating agencies often include access to other capital sources in their rating criteria.

While the conclusion of the SEC investigation removes our previous inability to access public capital markets, we expect our ability to access unsecured credit sources to remain restricted as long as our credit ratings remain below investment grade, and we expect our incremental cost of borrowing to increase as a result of such credit ratings.

In June 2002, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing our prior $7 billion facility (the “Old Revolver”). At that time, we permanently repaid $2.8 billion of the Old Revolver. The New Credit Facility ($3.5 billion outstanding as of September 30, 2002) consists of two tranches of term loans totaling $2.0 billion and a $1.5 billion revolving facility that includes a currently unutilized $200 letter of credit sub-facility. Xerox Corporation, the parent company, is currently, and expects to remain, the borrower of the term loans.

The New Credit Facility is disclosed in Note 11 to these Condensed Consolidated Financial Statements and in more detail in Note 12 to our consolidated financial statements included in our 2001 Form 10-K Report. The New Credit Facility contains more restrictive financial covenants than the prior facility, including the following:

•	Minimum EBITDA, as defined (based on four rolling quarters)
•	Maximum leverage (total adjusted debt divided by EBITDA)
•	Maximum capital expenditures (annual test)
•	Minimum consolidated net worth, as defined (quarterly test)

Failure to be in compliance with any material provision or covenant of the new credit facility could have a material adverse effect on our financial position, results of operations and cash flows. We are currently, and expect to continue to be, in compliance with these covenants through at least the next twelve months.

In 2000, we announced a global restructuring program (see Note 5 to these Condensed Consolidated Financial Statements), which included initiatives to improve liquidity.  In connection with this, we decided to exit the financing business wherever practical in order to reduce our consolidated debt levels and accelerate the liquidity that is included in the finance receivable portfolios.  These initiatives have proven to be time-consuming due to the generally complex nature of leasing, complicated further by specific legal and regulatory requirements and competitive considerations in each of the countries and jurisdictions in which we operate. In jurisdictions where a full exit from the financing business has proven to be impractical, or where such an exit would potentially interfere with our desire to offer a full bundled solution to our customers, we are pursuing other more conventional funding alternatives.  These alternatives, while not structured as full exits from the financing business, will nevertheless provide adequate liquidity and reduce our funding requirements relative to those operations.

In addition to exiting the financing business, other restructuring initiatives included selling certain assets, improving operations, and reducing annual costs.  These initiatives are expected to significantly improve our liquidity going forward. We have (1) securitized portions of our existing finance receivables portfolios, (2) implemented vendor financing programs with third parties in the United States, the Netherlands, the Nordic countries, Brazil, Mexico and Italy,  (3) announced major initiatives with General Electric (“GE”) and other third party vendors to finance our customer equipment purchases in other countries (including the completion of the New U.S. Vendor Financing Agreement (see Note 11 to these Condensed Consolidated Financial Statements)) and (4) sold several non-core assets.

With $2.3 billion of Cash and cash equivalents on hand at September 30, 2002, we believe our liquidity (including operating and other cash flows we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months.  Our ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from additional restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

We also expect that our ability to fully access commercial paper and other unsecured public debt markets will depend upon improvements in our debt ratings, which in turn depend on (1) our ability to demonstrate sustained profitability growth and

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

operating cash generation and (2) continued progress on our vendor financing initiatives. Until such time, we expect some bank lines to continue to be unavailable, and we intend to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds until full access to the unsecured public debt markets is restored.

2.  Restatement:

On April 11, 2002, we reached a settlement with the SEC relating to matters that had been under investigation by the SEC since June 2000. In connection with the settlement, we agreed to restate our financial statements as of and for the years ended December 31, 1997 through 2000 and undertake a review of our material internal controls and accounting policies. We also restated our condensed consolidated financial statements for the first three quarters of 2001 that were included in our quarterly filings on Form 10-Q. In addition, as a result of the re-audit of our 2000 and 1999 consolidated financial statements, additional adjustments were recorded. The restatement reflects adjustments which are corrections of errors made in the application of U.S. GAAP and includes (i) adjustments related to the application of the provisions of SFAS No. 13 and (ii) adjustments that arose as a result of other errors in the application of GAAP. The principal adjustments made to our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2001, reflect changes discussed in our 2001 Form 10-K Report and below.

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

We conducted an extensive analysis of available verifiable objective evidence of fair value (VOE) based on cash sales prices and compared these prices to the range of equipment values recorded in our lease accounting systems. With the exception of Latin America, where operating lease accounting is applied as discussed below, the range of cash selling prices supports the reasonableness of the range of equipment lease prices as originally recorded, at the inception of the lease, in our accounting systems. In applying our new methodology described above, we have concluded that the revenue amounts allocated by our accounting systems to the equipment component of a multiple element arrangement represents a reasonable estimate of the fair value of the equipment. As a consequence, $99 and $310 of previously recorded equipment sale revenue during the three and nine months ended September 30, 2001, respectively, have been reversed and we have recognized additional service and finance income of $125 and $386, respectively, which represents the impact of reversing amounts previously recorded as equipment sales-type leases and recognizing such amounts over the lease term. The net increase in revenue, as a result of this change, was $26 and $76 for the three and nine months ended September 30, 2001, respectively.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

Transactions not qualifying as sales-type leases:
We re-evaluated the application of SFAS No. 13 for leases originally accounted for as sales-type leases in our Latin American operations, and we determined that these leases should have been recorded as operating leases. This determination was made after we conducted an in-depth review of the historical effective lease terms compared to the contractual terms of our lease agreements. Since historically a majority of leases were terminated significantly prior to the expiration of the contractual lease term, we concluded that such leases did not qualify as sales-type leases under certain provisions of SFAS No. 13. Specifically, because we generally do not collect the receivable from the initial transaction, upon termination of the contract or during the subsequent lease term, the recoverability of the lease investment was not predictable at the inception of the original lease term. As a consequence, $32 and $98 of previously recorded equipment sale revenue during the three and nine months ended September 30, 2001, respectively, have been reversed and we have recognized additional rental revenue of $82 and $231, respectively, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net increase in revenue, as a result of this change, was $50 and $133 for the three and nine months ended September 30, 2001, respectively.

During the course of the restatement process, we concluded that the estimated economic life used for classifying leases for the majority of our products should have been five years versus the three to four years we previously utilized. This resulted from an in-depth review of our lease portfolios, for all periods presented, which indicated that the most frequent term of our lease contracts was 60 months. We believe that this has been, and continues to be, representative of the period during which the equipment is expected to be economically usable, with normal repairs and maintenance, for the purpose for which it was intended at the inception of the lease. As a consequence, many shorter duration leases did not meet the criteria of SFAS No. 13 to be accounted for as sales-type leases. Additionally, other lease arrangements were found to not meet other requirements of SFAS No. 13 for treatment as sales-type leases. As a consequence, $5 and $26 of equipment revenue recorded during the three and nine months ended September 30, 2001 have been reversed and we have recognized additional rental revenue of $24 and $81, respectively, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net increase in revenue, as a result of this change was $19 and $55 for the three and nine months ended September 30, 2001, respectively.

Accounting for the sale of equipment subject to operating leases:
We have historically sold pools of equipment subject to operating leases to third party finance companies (the counterparty) or through structured financings with third parties and recorded the transaction as a sale at the time the equipment is accepted by the counterparty. These transactions increased equipment sale revenue, primarily in Latin America, in 2000 and 1999 by $148 and $400, respectively. Upon additional review of the terms and conditions of these contracts, we determined that the form of the transactions at inception included retained ownership risk provisions or other contingencies that precluded these transactions from meeting the criteria for sale treatment under the provisions of SFAS No. 13. The form of these transactions notwithstanding, these risk of loss or contingency provisions have resulted in only minor impacts on our operating results. These transactions have however been restated and recorded as operating leases in our consolidated financial statements. As a consequence, we have recognized additional revenue of $48 and $148 during the three and nine months ended September 30, 2001, respectively, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. Additionally, for transactions in which cash proceeds were received up-front, we have recorded these proceeds as secured borrowings. The remaining balance of these borrowings aggregated $38 at September 30, 2002.

Other adjustments

In addition to the aforementioned revenue related adjustments, other errors in the application of GAAP were identified. These include the following:

Sales of receivables transactions:
During 1999 and 2001, we sold approximately $1.4 billion and $600 of U.S. finance receivables originating from sales-type leases, respectively. These transactions were accounted for as sales of receivables. These sales were made to special purpose entities (“SPEs”), which qualified for non-consolidation in accordance with then existing accounting requirements. As a result of the changes in the estimated economic life of our equipment to five years, certain leases transferred in these transactions did not meet the sales-type lease requirements and were accounted for as operating leases. This change in lease classification affected a number of the leases that were sold into the aforementioned SPEs, resulting in these entities now holding operating leases as assets. This change disqualified the SPEs from non-consolidation and effectively required us to record the proceeds received on these sales as secured borrowings. This increased our net finance receivables by $125 and debt by $157 as of September 30, 2001. The adjustment to increase receivables also resulted in the recognition of Finance income of $19 and $32 for the three and nine months ended September 30, 2001, respectively. The remaining balance of debt resulting from these transactions amounted  to $199 at September 30, 2002.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

South Africa deconsolidation:
We determined that we inappropriately consolidated our South African affiliate since 1998, as the minority joint venture partner has substantive participating rights. Accordingly, we have deconsolidated all assets, liabilities, revenues and expenses. We now account for this investment on the equity method of accounting. The reduction in revenues was $18 and $52 for the three and nine months ended September 30, 2001, and there was no impact on Net Income (Loss) or Common shareholders’ equity as the reduction in Income (Loss) before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle is offset by an increase in Equity in net income of unconsolidated affiliates in the Condensed Consolidated Statements of Income.

Purchase accounting reserves:
In connection with the 1998 acquisition of XL Connect Solutions, Inc., we recorded liabilities aggregating $65 for contingencies identified at the date of the acquisition. During 2000 and 1999, we determined that certain of these contingent liabilities were no longer required, and $29 of the liabilities were either reversed into income or we charged certain costs related to ongoing activities of the acquired business against these liabilities. Upon additional review it was subsequently determined that approximately $51 of these contingent liabilities did not meet the criteria to initially be recorded as acquisition liabilities. Accordingly, we have adjusted the goodwill and liabilities at the date of acquisition and corrected the 2000 and 1999 income statement impacts. The income statement impact for the nine months ended September 30, 2001 was $1.

Restructuring reserves:
During 2001 and 2000, we recorded restructuring charges associated with our decisions to exit certain activities of the business. Upon additional review we determined that certain adjustments made to the original charges were not in accordance with GAAP. The adjustments to increase pre-tax loss for the three months and nine months ended September 30, 2001 by $24 and $57, respectively, consisted primarily of corrections to the timing of the release of reserves originally recorded under the March 2000 restructuring program.

Other adjustments:
In addition to the above items and in connection with our review of prior year’s financial records, we determined that other accounting errors were made with respect to the accounting for certain non-recurring transactions, the timing of recording and reversing certain liabilities and the timing of recording certain asset write-offs. We have restated our September 30, 2001 Condensed Consolidated Financial Statements for such items. These adjustments decreased pretax loss by $25 and $31 for the three and nine months ended September 30, 2001, respectively. There were also similar adjustments to increase revenue by $6 for the three months ended September 30, 2001 and to decrease revenue by $7 for the nine months ended September 30, 2001.

The following table presents the effects of the aforementioned adjustments on total revenue:

Increase (decrease) to total revenue:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Revenue, previously reported	$3,902	$12,241

Application of SFAS No. 13:
Revenue allocations in bundled arrangements	26	76
Latin America - operating lease accounting	50	133
Other transactions not qualifying as sales-type leases	19	55
Sales of equipment subject to operating leases	48	148

Subtotal	143	412

Other revenue restatement adjustments:
Sales of receivables transactions	19	32
South Africa deconsolidation	(18)	(52)
Other revenue items, net	6	(7)

Subtotal	7	(27)

Increase in total revenue	150	385

Revenue, restated	$4,052	$12,626

The following table presents the effects of the aforementioned adjustments on pretax income (loss):

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

Increase (decrease) to pre-tax income (loss):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Pre-tax income (loss), previously reported(1)	$(247)	$(77)

Revenue restatement adjustments:
Revenue allocations in bundled arrangements	27	79
Latin America - operating lease accounting	79	243
Other transactions not qualifying as sales-type leases	12	51
Sales of equipment subject to operating leases	24	61
Sales of receivables transactions	9	7
South Africa deconsolidation	(3)	(7)
Other revenue items, net	1	3

Subtotal	149	437

Other restatement adjustments:
Purchase accounting reserves	—	1
Restructuring reserves	(24)	(57)
Other, net	25	31

Subtotal	1	(25)

Increase in pre-tax income (loss)	150	412

Pre-tax income (loss), restated	$(97)	$335

(1)

Amounts have been adjusted to reflect the reclassification of gains associated with extinguishments of debt from extraordinary items to pre-tax income (loss) required due to the adoption of SFAS No. 145. See Note 1 to these Condensed Consolidated Financial Statements for further discussion.

Tax Adjustments

In the process of determining the tax impacts of the above restatement adjustments, certain computational miscalculations were made in the third and fourth quarter tax provisions for both 2001 and 2000.  For both years, these miscalculations have no full year impact as the effect in the third quarter is offset by an equal but opposite amount in the fourth quarter.  We are revising these amounts to correct the tax provisions as presented in our previous filings.  As such, the following data supercedes the unaudited quarterly information included in the section entitled “Quarterly Results of Operations (Unaudited)” included in our 2001 Form 10-K Report, as well as quarterly information included in our Current Reports on Form 8-K dated July 11 and 12, 2002.  The effects of these revisions on previously reported third and fourth quarter 2001 and 2000 net income and diluted earnings per share were as follows:

2001	Third Quarter	Fourth Quarter	Nine Months Ended September 30,

Net (loss) income, as originally restated	$(32)	$(165)	$94
Income taxes (benefits) adjustment	(32)	32	(32)

Net (loss) income, as revised	$(64)	$(133)	$62

Diluted (loss) earnings per share, as originally restated	$(0.05)	$(0.23)	$0.11
Income taxes (benefits) adjustment	(0.04)	0.04	(0.04)

Diluted (loss) earnings per share, as revised	$(0.09)	$(0.19)	$0.07

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

2000	Third Quarter	Fourth Quarter	Nine Months Ended September 30,

Net (loss) income, as originally restated	$(438)	$245	$(518)
Income taxes (benefits) adjustment	152	(152)	152

Net (loss) income, as revised	$(286)	$93	$(366)

Diluted (loss) earnings per share, as originally restated	$(0.67)	$0.32	$(0.83)
Income taxes (benefits) adjustment	0.22	(0.22)	0.23

Diluted (loss) earnings per share, as revised	$(0.45)	$0.10	$(0.60)

The following represents the amount of Income taxes (benefits) as originally restated and subsequently revised:

	Third Quarter	Fourth Quarter	Nine Months Ended September 30,

2001:
Income taxes (benefits), as originally restated	$(74)	$264	$247
Income taxes (benefits), as revised	(42)	232	279
2000:
Income taxes (benefits), as originally restated	$305	$(309)	$239
Income taxes (benefits), as revised	153	(157)	87

The following table presents the impact of the restatements, inclusive of tax revisions, on a condensed basis:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001

	As Previously Reported	Restated	As Previously Reported	Restated

Statement of income:
Total Revenues	$3,902	$4,052	$12,241	$12,626
Sales	1,842	1,708	5,878	5,431
Service, outsourcing, finance and rentals	2,060	2,344	6,363	7,195
Total Costs and Expenses	4,150	4,149	12,378	12,291
Net (loss) income	(211)	(64)	(289)	62
Basic (loss) earnings per share	$(0.29)	$(0.09)	$(0.43)	$0.07
Diluted (loss) earnings per share	$(0.29)	$(0.09)	$(0.43)	$0.07

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

3.  Accounting Changes and New Accounting Standards:

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets subsequent to their initial recognition. This statement recognizes that goodwill has an indefinite life and will no longer be subject to periodic amortization. However, goodwill is to be tested at least annually for impairment, using a fair value methodology, in lieu of amortization. The provisions of this standard also required that amortization of goodwill related to equity investments be discontinued, and that these goodwill amounts continue to be evaluated for impairment in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” Upon adoption of SFAS No. 142, we reclassified $61 of intangible assets related to acquired workforce that was required to be included in goodwill by this standard.

During the second quarter of 2002, we completed the first step of the transitional goodwill impairment test, as required by SFAS No. 142. This test required us to compare the carrying value of our reporting units to the fair value of these units. The standard requires that if reporting units’ fair value is below its carrying value, a potential goodwill impairment exists and we would be required to complete the second step of the transitional impairment test to quantify the amount of the potential goodwill impairment charge. Based on the results of the first step of the transitional impairment test, we have identified potential goodwill impairments in the reporting units included in our Developing Markets Operations (“DMO”) operating segment. Total DMO goodwill is $64 as of September 30, 2002. The second step of the transitional goodwill impairment test requires that the implied fair value of goodwill be estimated by allocating the fair value of a reporting unit to all of the assets and liabilities of that reporting unit. The excess of the fair value of the reporting unit over the amounts allocated to the assets and liabilities represents the implied fair value of the goodwill. Any excess of the carrying amount of reporting unit goodwill over the implied fair value of goodwill will be recorded as a goodwill impairment charge. We cannot presently estimate the amount of the potential goodwill impairment charge, as we expect to finalize the second step of the impairment test during the fourth quarter of 2002. Any non-cash charge would be retroactively recorded as a cumulative effect of change in accounting principle in the first quarter of 2002.

Net Income (Loss) for the three and nine months ended September 30, 2001, as adjusted for the exclusion of amortization expense, were as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Reported Net Income (Loss)	$(64)	$62
Add: Amortization of goodwill, net of income taxes	15	46

Adjusted Net Income (Loss)	$(49)	$108

Basic and Diluted Earnings (Loss) per Share for the three and nine months ended September 30, 2001, as adjusted for the exclusion of amortization expense, were as follows:

	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share

Three Months Ended September 30, 2001:
Reported Net Loss per Share	$(0.09)	$(0.09)
Add: Amortization of goodwill, net of income taxes	0.02	0.02

Adjusted Net Loss per Share	$(0.07)	$(0.07)

Nine Months Ended September 30, 2001:
Reported Net Income	$0.07	$0.07
Add: Amortization of goodwill, net of income taxes	0.07	0.06

Adjusted Net Income	$0.14	$0.13

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

Intangible assets totaled $369, net of accumulated amortization of $89, as of September 30, 2002. All intangible assets relate to the Office operating segment and are comprised of the following:

As of September 30, 2002:	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount

Installed customer base	17.5 years	$209	$(30)	$179
Distribution network	25 years	123	(13)	110
Existing technology	7 years	103	(37)	66
Trademarks	7 years	23	(9)	14

		$458	$(89)	$369

The weighted average useful life of our amortizable intangible assets is 16.6 years. Amortization expense related to these intangible assets is expected to be approximately $36 annually from 2002 through 2006.

The following table presents the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2002:

For the Nine Months Ended September 30, 2002:	Production	Office	DMO	Other	Total

Balance at January 1, 2002*	$605	$710	$70	$121	$1,506
Foreign currency translation adjustment	57	39	(2)	—	94
Divestitures	(4)	—	(1)	—	(5)
Other	—	(5)	(3)	—	(8)

Balance at September 30, 2002	$658	$744	$64	$121	$1,587

*	Balance includes the reclassification of the acquired workforce intangible asset to goodwill of $61.

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).   The statement supercedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The adoption of SFAS No. 144 did not have an effect on our financial position or results of operations.

On April 1, 2002, we adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” See Note 1 to these Condensed Consolidated Financial Statements for further discussion.

On April 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” The Statement addresses annual accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. We are required to implement this standard on January 1, 2003. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

On July 29, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”  (“EITF No. 94-3”).   SFAS No. 146 replaces EITF No. 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We expect to early adopt SFAS No. 146 in the fourth quarter of 2002.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

4.  Inventories:

Inventories consisted of the following:

	September 30, 2002	December 31, 2001

Finished goods	$910	$960
Work in process	75	97
Raw materials and supplies	222	307

Total Inventories	$1,207	$1,364

5.  Restructuring and Asset Impairment Charges:

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

The execution of the actions and payment of obligations related to the Turnaround Program continued through September 30, 2002. As management continues to evaluate the business, and as payments are made and actions are completed, there have been and may continue to be supplemental charges for new plan initiatives, as well as changes in estimates to amounts previously recorded. Asset impairment charges were incurred in connection with these restructuring actions for those assets made obsolete or redundant as a result of these plan initiatives.

As of December 31, 2001, we had $223 of Turnaround Program restructuring reserves remaining, primarily related to employee severance as a result of our downsizing efforts. During the nine months ended September 30, 2002, we provided an additional $239 (including pension curtailments of $27), net of reversals of $17. These provisions were primarily for severance and other employee separation costs affecting our Production and Office operating segments, as well as a minor amount of lease cancellation and other costs. The 2002 charge relates to the elimination of approximately 3,400 positions worldwide, reflecting continued streamlining of existing work processes, elimination of redundant resources and the consolidation of activities into other existing operations, bringing the total eliminated positions, since the inception of the Turnaround Program, to 11,200. As of September 30, 2002, approximately 10,600 of the 11,200 affected employees had been separated under the plans. The Turnaround Program reserve balance at September 30, 2002 was $180, which is expected to be substantially utilized in the fourth quarter of 2002 and the first quarter of 2003. The following table summarizes the activity in the Turnaround Program reserves for the nine months ended September 30, 2002:

Turnaround Program	Balance December 31, 2001	Reversals	Provision	Charges (1)	Balance September 30, 2002

Severance and related costs	$191	$(16)	$247	$(262)	$160
Lease cancellation and other costs	32	(1)	9	(20)	20

Total	$223	$(17)	$256	$(282)	$180

(1)    Includes the impact of currency translation adjustments of $8.

An asset impairment charge of $4 was also recorded during the nine months ended September 30, 2002 in connection with the Turnaround Program restructuring actions.

Each of the other remaining restructuring programs (i.e., SOHO Disengagement and March 2000 Restructuring) have been substantially completed. As of December 31, 2001, we had $23 of reserves remaining under the SOHO Disengagement Plan, which were for severance and lease cancellation costs. Cash charges against the reserve in the nine months ended September 30, of 2002 were approximately $12. The remaining reserve balance under the SOHO Disengagement Plan at September 30, 2002 was $11. An asset impairment charge of $14 was also recorded in the nine month period ended September 30, 2002 to reflect a

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

change in the estimated recoverability of the Ireland SOHO facility carrying value.  We also provided an additional $5 in the nine month period ended September 30, 2002 to complete certain severance-related actions for the March 2000 Restructuring plan.

6.  Common Shareholders’ Equity:

Common shareholders’ equity consisted of:

	September 30, 2002	December 31, 2001

Common stock	$735	$724
Additional paid-in capital	1,977	1,898
Retained earnings (1)	1,116	1,031
Accumulated other comprehensive loss (2)	(1,818)	(1,833)

Total	$2,010	$1,820

(1)	Includes a reduction for $67 of preferred dividends which were declared in the quarter ended September 30, 2002. See Note 7 to these Condensed Consolidated Financial Statements.

(2)

Accumulated other comprehensive loss at September 30, 2002 is comprised of cumulative translation adjustments of $(1,731), minimum pension liability of $(82), unrealized losses on marketable securities of $(1), and net SFAS 133 items of $(4).

Comprehensive income (loss) consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net Income (Loss)	$105	$(64)	$152	$62
Translation adjustments	(103)	30	27	(195)
Unrealized gains (losses) on marketable securities	—	1	—	(9)
Adjustment for minimum pension liability	10	1	(15)	—
Cash flow hedge adjustments	4	1	3	(18)

Comprehensive income (loss)	$16	$(31)	$167	$(160)

7.  Employee Stock Ownership Plan Benefits:

As previously disclosed in Note 14 to the Consolidated Financial Statements, included in our 2001 Form 10-K Report, we suspended the quarterly dividends on the Convertible Preferred stock (“Convertible Preferred”) effective July 1, 2001. The ESOP is required to be funded by a combination of dividends and compensation payments over the term of the plan for pre-determined amounts each period. The dividends do not affect our Condensed Consolidated Statements of Income, while compensation is recorded as expense in such statements.  As a result of the suspension of dividends, we were required to increase our  compensation contributions to the ESOP trust in order to meet the predetermined amount of debt service obligations, as required under the terms of the plan. In addition, since the dividend requirement on the Convertible Preferred is cumulative, dividends continued to accumulate in arrears until dividends were reinstated.  At September 30, 2002, the cumulative dividend amounted to $67, including $11 representing the third quarter 2002 dividend requirement.  In September 2002, the payment of dividends was reinstated by our Board of Directors and $67 of Convertible Preferred dividends were declared.  This resulted in a reversal of the previously accrued compensation expense of $67 and an increase in Net income of $63 million, which includes the tax benefits associated with preferred dividends on allocated shares.  The tax benefits associated with unallocated shares of $4 were recorded directly into equity resulting in net preferred dividends of $63.  This transaction had no effect on earnings per share, since the declared dividends are deducted in arriving at net income available to common shareholders.

In the second quarter of 2002, we repaid the outstanding balance of ESOP notes of $135 from third party lenders.  We recorded an intercompany receivable from the ESOP trust, subsequent to our repayment of the notes, which is eliminated in consolidation.  The ESOP debt was previously included as debt in our Condensed Consolidated Balance Sheets because we guaranteed the ESOP trust’s borrowings.  Accordingly, the repayment of the debt effectively represents a retirement of third party debt and therefore the debt is no longer included in our Condensed Consolidated Balance Sheets.  The repayment of debt did not affect the recognition of compensation expense associated with the ESOP.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

8.  Interest Expense and Income:

Interest expense and interest income consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001 Restated Note 2	2002	2001 Restated Note 2

Interest expense(1)	$190	$155	$524	$706
Interest income(2)	(268)	(297)	(825)	(922)

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Equipment financing interest is determined based on a combination of actual interest expense incurred on financing debt, as well as our estimated cost of funds, applied against the estimated level of debt required to support our financed receivables. The estimate is based on an assumed ratio of debt as compared to our finance receivables.  This ratio ranges from 80-90% of our average finance receivables.  This methodology has been consistently applied for all periods presented, including our annual financial statements incorporated by reference in our 2001 Form 10-K Report.

9.  Segment Reporting:

Our reportable operating segments are as follows: Production, Office, DMO, Small Office/Home Office (“SOHO”) and Other.

The Production segment includes our DocuTech family of products, production printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute sold to Fortune 1000, graphic arts and government, education and other public sector customers predominantly through direct sales channels in North America and Europe.

The Office segment includes our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers up to 90 pages per minute and facsimile products sold through direct and indirect sales channels in North America and Europe. The Office market is comprised of global, national and mid-size commercial customers as well as government, education and other public sector customers.

The DMO segment includes our operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. This segment includes sales of products that are typical to the other segments, however management serves and evaluates these markets on an aggregate geographic, rather than product, basis.

The SOHO segment includes inkjet printers and personal copiers sold through indirect channels in North America and Europe to small offices, home offices and personal users (consumers). As more fully discussed in Note 3 to the Consolidated Financial Statements incorporated by reference in our 2001 Form 10-K Report, in June 2001 we announced the disengagement from our worldwide SOHO business.   Our current SOHO business primarily consists of the sale of consumable cartridges to the users of SOHO printers and copiers sold in prior years.

The segment classified as Other, includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Engineering Systems and Xerox Supplies Group (predominantly paper). Other segment profit (loss) includes certain costs that have not been allocated to the businesses including non-financing interest.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

Operating segment revenue and profit (loss) for the three months ended September 30, 2002 and 2001 were as follows:

For the Three Months Ended September 30, 2002:	Production	Office	DMO	SOHO	Other	Total

Revenues from external customers	$1,324	$1,588	$412	$58	$411	$3,793
Intercompany revenues	—	28	—	5	(33)	—

Total operating segment revenues	$1,324	$1,616	$412	$63	$378	$3,793

Operating segment profit (loss)	$142	$115	$21	$23	$(35)	$266

For the Three Months Ended September 30, 2001 (Restated - See Note 2):

Revenues from external customers	$1,391	$1,636	$487	$109	$429	$4,052
Intercompany revenues	—	5	—	2	(7)	—

Total operating segment revenues	$1,391	$1,641	$487	$111	$422	$4,052

Operating segment profit (loss)	$73	$63	$(12)	$(54)	$(101)	$(31)

Operating segment revenue and profit (loss) for the nine months ended September 30, 2002 and 2001 were as follows:

For the Nine Months Ended September 30, 2002:	Production	Office	DMO	SOHO	Other	Total

Revenues from external customers	$4,012	$4,806	$1,322	$179	$1,284	$11,603
Intercompany revenues	—	103	—	10	(113)	—

Total operating segment revenues	$4,012	$4,909	$1,322	$189	$1,171	$11,603

Operating segment profit (loss)	$372	$344	$23	$65	$(194)	$610

For the Nine Months Ended September 30, 2001 (Restated - See Note 2):

Revenues from external customers	$4,324	$5,101	$1,503	$325	$1,373	$12,626
Intercompany revenues	—	13	—	5	(18)	—

Total operating segment revenues	$4,324	$5,114	$1,503	$330	$1,355	$12,626

Operating segment profit (loss)	$286	$208	$(77)	$(217)	$(144)	$56

The following is a reconciliation of operating segment profit (loss) to consolidated pre-tax income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001 Restated Note 2	2002	2001 Restated Note 2

Operating segment profit (loss)	$266	$(31)	$610	$56
Unallocated items:
Restructuring and asset impairment charges	(63)	(63)	(262)	(487)
Restructuring related inventory write-down charges	—	(5)	(2)	(29)
Gain on sales of businesses	—	—	—	769
Gain on early extinguishment of debt	—	1	—	59
Other	—	1	—	1
Allocated Item:
Equity in net income of unconsolidated affiliates	(17)	—	(43)	(34)

Pre-tax income (loss)	$186	$(97)	$303	$335

10.  Divestitures:

In July 2002, we sold our 22 percent investment in Katun Corporation, a supplier of aftermarket copier/printer parts and supplies, for net proceeds of $67, which resulted in a pre-tax gain of $12, which is included in Other expenses, net, in the accompanying Condensed Consolidated Statements of Income.  After-tax, the sale was essentially break-even, as the taxable basis of Katun was lower than our carrying value on the sale date resulting in a high rate of income tax.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

In April 2002, we sold our leasing business in Italy to a company now owned by GE for approximately $200 in cash plus the assumption of $20 of debt. This sale is part of an agreement under which GE will provide ongoing, exclusive equipment financing to our customers in Italy. The total loss on this transaction, which is included in Other expenses, net, in the accompanying Condensed Consolidated Statements of Income, was $16 primarily related to recognition of cumulative translation adjustment losses and final sale contingency settlements.

During the first half of 2002, we completed additional asset sales to transfer our office product manufacturing operations to Flextronics. We completed the sale of our plants in Venray, The Netherlands and Brazil for approximately $53 plus the assumption of certain liabilities subject to certain closing adjustments. The approximately 1,600 current Xerox employees in these operations transferred to Flextronics. During the third quarter 2002, all production at our printed circuit board factory in El Segundo, California and our customer replaceable unit plant in Utica, New York was transitioned to Flextronics.

In the first quarter of 2002, we sold common stock of Prudential Insurance Company, associated with that company’s demutualization. In connection with this sale, we recognized a gain of $19 which is included in Other Expenses, net, in the accompanying Condensed Consolidated Statements of Income.

11.  Debt and Vendor Financing:

Vendor Financing Initiatives:
In 2001, we announced several Framework Agreements with GE, under which GE will become our primary equipment-financing provider in the U.S., Canada, Germany and France. In connection therewith, in October 2002, we completed an eight-year agreement in the US (the “New US Vendor Financing Agreement”), effective immediately, under which GE Vendor Financial Services, a subsidiary of GE, became the primary equipment financing provider for our customers in the US, through monthly securitizations of our new lease originations.  In addition to the $2.5 billion already funded by GE prior to this agreement, which is secured by portions of our current lease receivables in the US, the New US Vendor Financing Agreement calls for GE to provide funding in the US on new lease originations, of up to $5 billion, outstanding at anytime, during the eight year term, subject to normal customer acceptance criteria.  The $5 billion limit may be increased up to $8 billion subject to agreement between the parties and contains mutually agreed renewal options for successive two-year periods.

Under this new agreement, it is anticipated that GE will initially securitize approximately 70 percent of new US lease originations at over-collateralization rates, which vary over time, but are currently expected to be approximately 10 percent of the net receivables balance. The securitizations will be subject to interest rates calculated at each monthly loan occurrence at yield rates consistent with average rates for similar market based transactions.  Consistent with the loans already received from GE, the funding received under this new agreement will be recorded as secured borrowings and the associated receivables will be included in our Condensed Consolidated Balance Sheets as Finance receivables, net. GE’s commitment to fund under this new agreement is not subject to any Xerox credit ratings.  There are no credit rating defaults that could impair future funding under this agreement.  This agreement does contain cross default provisions related to certain financial covenants contained in the New Credit Facility and other significant debt facilities.

We are currently negotiating the remaining equipment financing programs with GE under the respective Framework Agreements.

Employee Stock Ownership Plan:
As more fully discussed in Note 7 to these Condensed Consolidated Financial Statements, in the second quarter of 2002, we repaid $135 of outstanding debt relating to our ESOP plan which we guaranteed on the ESOP’s behalf.  The debt was originally payable in installments through 2003.

New Credit Facility:
On June 21, 2002, we entered into an Amended and Restated Credit Agreement with a group of lenders (the “New Credit Facility”), which replaced our $7 billion credit facility which had a stated maturity date of October 2002 (the “Old Revolver”). In connection with entering into the New Credit Facility we made a partial pay down on the Old Revolver of $2.8 billion and agreed to make an additional payment of $700 on September 15, 2002, which was made during the third quarter of 2002. Accordingly, as of September 30, 2002, $3.5 billion was outstanding under the New Credit Facility, consisting of two tranches of term loans totaling $2 billion term loan (Tranche A and Tranche B) and a $1.5 billion revolving facility (the “Revolving Facility”), which may be repaid and reborrowed. Within the Revolving Facility is a $200 letter of credit facility, which remains unutilized. Xerox, the parent company, is currently, and expects to remain the borrower of the loans.  The Revolving Facility is available to us, without sub-limit and to certain subsidiaries, including Xerox Canada Capital Limited, Xerox Capital Europe plc, and other foreign subsidiaries as defined.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

As of September 30, 2002, the contractual maturities of the loans were as follows:

	2003	2004	2005	Total

Tranche A term loan	$400	$600	$500	$1,500
Tranche B term loan	5	5	490	500
Revolving loans	—	—	1,500	1,500

Total	$405	$605	$2,490	$3,500

We could be required to repay portions of the loans earlier than their scheduled maturities with specified percentages of any proceeds we receive from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility, except that the revolving loan commitment cannot be reduced below $1 billion after repayment of the Tranche loans, as a result of such prepayments. Additionally, all loans under the New Credit Facility become due and payable upon the occurrence of a change in control.

The New Credit Facility loans generally bear interest at LIBOR plus 4.50 percent, except that the Tranche B term loan bears interest at LIBOR plus a spread that varies between 4.00 percent and 4.50 percent, depending on the amount secured. In addition, the interest spread on the Tranche B loan, is subject to adjustment based upon the amount secured.

The final stated maturity of the New Credit Facility is April 30, 2005. In connection with the New Credit Facility we incurred fees and other expenses of approximately $125 which have been capitalized and will be amortized over its term on a basis consistent with the scheduled repayments in relation to the total amount of the loan facility.

Trade Receivable Securitization:
In May 2002, one of our credit rating agencies downgraded our credit rating status, which had the resultant effect of causing a termination event under our U.S. trade receivable securitization facility. The undivided interest sold under the US trade receivable securitization facility amounted to $290 at December 31, 2001 and was accounted for as a sale of receivables. We continued to sell receivables into the US trade receivable securitization facility during 2002 pending renegotiation of the facility as a result of the termination event previously noted.  In  October 2002, the facility was terminated and no additional receivables were sold to the facility.  As a result, in October the counter-party received $231 of collections from the pool of the then existing receivables within the facility, which represented their remaining undivided interest balance. No new receivables were purchased by the counterparty and we have no further obligations as such facility has been terminated.

We also had a Canadian account receivable facility, also accounted for as a sale of receivables, which had undivided interests of $36 at December 31, 2001 and was also impacted by a downgrade in debt rating in February 2002, which led to a similar termination event. The Canadian accounts receivable facility was not renegotiated and the balance of the undivided interests of $36 at December 31, 2001, was fully repaid in the first quarter of 2002.

US Secured Borrowings:
In March 2002, we received financing totaling $266 from GE, secured by lease receivables in the US Net fees of $2 have been capitalized as debt issue costs. In connection with these transactions, $35 of the $264 in proceeds was required to be held in escrow, as security for our supply and service obligations inherent in the transferred contracts.

In May 2002, we received additional financing totaling $499 from GE, secured by lease receivables in the US Net fees of $3 have been capitalized as debt issue costs. Also, in May 2002, GE and we launched the Xerox Capital Services (“XCS”) venture. XCS manages our customer administration and leasing activities in the US, including various financing programs, credit approval, order processing, billing and collections.

In August and September 2002, we received additional financing totaling $522 from GE, secured by lease receivables in the US  Cash proceeds of $519 were net of fees of $3.

Germany Secured Borrowings:
In May 2002, we entered into an agreement to transfer part of our financing operations in Germany to GE. We received a $77 loan from GE secured by lease receivables in Germany. Cash proceeds of $65 were net of $12 of escrow requirements. As part of the transaction we transferred leasing employees to a GE entity which will also finance certain new leasing business in the future.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

United Kingdom Secured Borrowings:
In May and September 2002, we received additional loans from GE of $106 and $162, respectively, secured by portions of our lease receivable portfolio in the U.K. There were no fees or escrow requirements associated with these transactions.

Canada Secured Borrowings:
In February 2002, we received a $291 loan from GE, secured by our lease receivables in Canada. Cash proceeds of $281 were net of $8 of escrow requirements and $2 of fees.

In September 2002, we received additional financing of $152 from GE, secured by lease receivables in Canada.   Cash proceeds of $147 were net of $5 of fees.

Debt-for-Equity Exchange:
In July 2002, we exchanged $32 of long-term debt through the exchange of 4 million shares of common stock. A gain of $1 was recorded in connection with this transaction.

Senior Notes:
In January 2002, we completed an unregistered offering in the U.S. ($600) and Europe (€225) of 9.75 percent senior notes due in 2009 and received net cash proceeds of $746, which included $559 and €209. The senior notes were issued at a 4.833 percent discount and will pay interest semiannually on January 15 and July 15. In March 2002, we filed a registration statement to exchange senior registered notes for these unregistered senior notes. This registration statement has not yet been declared effective. Fees incurred in connection with this offering of $16 have been capitalized as debt issue costs and will be amortized over the term of the notes.  The Senior Notes are guaranteed by certain of our U.S. subsidiaries.

12.  Litigation and Regulatory Matters:

As more fully discussed below, we are a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”). Should these matters result in a change in our determination as to an unfavorable outcome, result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Accuscan, Inc. v. Xerox Corporation:
On April 11, 1996, an action was commenced by Accuscan, Inc. (“Accuscan”), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40. However, on September 14, 1998, the court granted our motion for a new trial on damages. The trial ended on October 25, 1999 with a jury verdict of $10. Our motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the court. We appealed to the Court of Appeals for the Federal Circuit (“CAFC”) which found the patent not infringed, thereby terminating the lawsuit subject to an appeal which has been filed by Accuscan to the U.S. Supreme Court. The decision of the U.S. Supreme Court was to remand the case (along with eight others) back to the CAFC to consider its previous decision based on the Supreme Court’s May 28, 2002 ruling in the Festo case. We deny any wrongdoing and intend to vigorously defend the action.

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

In re Xerox Corporation Securities Litigation:
A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. The parties are engaged in discovery. The named individual defendants and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In re Xerox Derivative Actions:
A consolidated putative shareholder derivative action is pending in the Supreme Court of the State of New York, County of New York against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG. The plaintiffs purportedly brought this action in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders.

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

Carlson v. Xerox Corporation, et al.:
A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint.  The defendants’ motion to dismiss the second consolidated amended complaint was denied, as moot.  According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of an expanded class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims:  one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; the other alleging that the individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock  and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997 - 2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. The individual defendants and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Berger, et al. v. RIGP:
A class was certified in an action originally filed in the United States District Court for the Southern District of Illinois on July 25, 2000 against the Company’s Retirement Income Guarantee Plan (“RIGP”). The RIGP represents the primary U.S. pension plan for salaried employees. Plaintiffs bring this action on behalf of themselves and an alleged class of over 25,000 persons who received lump sum distributions from RIGP after January 1, 1990. Plaintiffs assert violations of the ERISA, claiming that the lump sum distributions were improperly calculated. On July 3, 2001 the court granted the Plaintiffs’ motion for summary judgment, finding the lump sum calculations violated ERISA. Although the damages sought were not specified in the complaint, the Plaintiffs submitted papers in December 2001 claiming $284 in damages. On September 30, 2002, the court entered a final judgment on damages, stating it would adopt plaintiffs’ methodology for calculating such damages.  RIGP denies any wrongdoing and, on October 9, 2002, filed its notice of appeal with respect to the District Court’s rulings on both liability and damages. We believe, based on advice of legal counsel, that it is probable that the judgment will be overturned.  We cannot estimate the amount

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

of loss that might result from this matter.  Any final judgment after appeal would be paid from RIGP assets.  However, such payment may require the Company to make additional contributions to RIGP in the future based on a potential shortfall in plan assets available to pay other plan liabilities.

Securities and Exchange Commission Investigation and Review:
On April 11, 2002 we announced that we had reached a settlement with the SEC on the previously disclosed proposed allegations related to matters that had been under investigation since June 2000. As a result, on April 11, 2002, the SEC filed a complaint, which we simultaneously settled by consenting to the entry of an Order enjoining us from future violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a) and 13(b) of the 1934 Act and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder, requiring payment of a civil penalty of $10, and imposing other ancillary relief. We neither admitted nor denied the allegations of the complaint. The $10 civil penalty was accrued in the first quarter 2002 and is included in Other Expenses, net in the accompanying Condensed Consolidated Statement of Income.

Under the terms of the settlement, we have restated our financial statements for the years 1997 through 2000 as well as adjusted previously announced 2001 results. See Note 2 to these Condensed Consolidated Financial Statements for more information regarding the adjustments and restatements.

As part of the settlement, and to allow for the additional time required to prepare the restatement and to make these adjustments, the SEC issued an Order pursuant to Section 36 of the Exchange Act (“Exemptive Order”) permitting us and our subsidiary, Xerox Credit Corporation, to file our respective 2001 Form 10-K Reports’ and first-quarter 2002 Form 10-Qs on or before June 30, 2002. The Exemptive Order provides that such filings made on or before June 30, 2002 will be deemed to have been filed on the prescribed due date. Since June 30, 2002 fell on a Sunday, we filed our first quarter 2002 Form 10-Q on July 1, 2002, as permitted by SEC rules. The 2001 Form 10-K Report filing was made on June 28, 2002.

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

Bowes, Inc. v. Xerox Corporation and Fuji Xerox Co., Ltd.:
On June 19, 2001, an action was commenced by Pitney Bowes in the United States District Court for the District of Connecticut against the Company seeking unspecified damages for infringement of a patent of Pitney Bowes which expired on May 31, 2000. Plaintiff claims that two printers containing image enhancement functions infringe the patent and seeks damages in the unspecified amount for sales between June 1995 and May 2000. We filed our answer and counterclaims on October 1, 2001. In December, 2001, a companion case against Lexmark and others on the patent in suit was transferred out of Connecticut to Kentucky. The Xerox and Fuji Xerox case was transferred to Kentucky and consolidated with the other infringement cases. The case against Xerox and Fuji Xerox was settled and dismissed during the third quarter of 2002.

Florida State Board of Administration, et al. v. Xerox Corporation, et al.:
A securities law action brought by four institutional investors, namely the Florida State Board of Administration, the Teachers’ Retirement System of Louisiana, Franklin Mutual Advisers and PPM America, Inc., is pending in the United States District Court for the District of Connecticut against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler and KPMG. The plaintiffs bring this action individually on their own behalves.  In an amended complaint filed on October 3, 2002, one or more of the plaintiffs allege that each of the Company, the individual defendants and KPMG violated Sections 10(b) and 18 of the 1934 Act, SEC Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. § 517.301, and the Louisiana Securities Act, R.S. 51:712(A). The plaintiffs further claim that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 1934 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s financial condition and accounting and reporting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants, at various times from 1997 through 2000 they bought shares of the Company’s common stock at artificially inflated prices.  As a result, they allegedly suffered aggregated cash losses in excess of $200.  The plaintiffs further contend that the alleged fraudulent scheme prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997 - 2000 including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was false and misleading. The plaintiffs seek, among other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys’ and experts’ fees. The individual defendants and we deny any wrongdoing alleged in the complaint and intend to vigorously defend the action. Based on

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Xerox Corporation v. 3Com Corporation, et al.:
On April 28, 1997, we commenced an action against Palm for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” On January 14, 1999, the U.S. Patent and Trademark Office (“PTO”) granted the first of two 3Com/Palm requests for reexamination of the Unistrokes patent challenging its validity. The PTO concluded its reexaminations and confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the judge narrowly interpreted the scope of the Unistrokes patent claims and, based on that narrow determination, found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims. On October 5, 2000, the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity thus establishing liability. On December 21, 2001, Palm appealed to the CAFC. We moved for a trial on damages and an injunction or bond in lieu of injunction. The District Court denied our motion for a temporary injunction, but ordered a $50 bond to be posted to protect us against future damages until the trial. Palm issued a $50 irrevocable letter of credit in favor of Xerox. The District Court’s decision is now on appeal before the Court of Appeals for the Federal circuit.

Pall v. Buehler, et al.:
On May 16, 2002, a shareholder commenced a derivative action in the United States District Court for the District of Connecticut against KPMG. The Company was named as a nominal defendant. Plaintiff purported to bring this action derivatively in the right, and for the benefit, of the Company. He contended that he is excused from complying with the prerequisite to make a demand on the Xerox Board of Directors, and that such demand would be futile, because the directors are disabled from making a disinterested, independent decision about whether to prosecute this action. In the original complaint, plaintiff alleged that KPMG, the Company’s former outside auditor, breached its duties of loyalty and due care owed to Xerox by repeatedly acquiescing in, permitting and aiding and abetting the manipulation of Xerox’s accounting and financial records in order to improve the Company’s publicly reported financial results. He further claimed that KPMG committed malpractice and breached its duty to use such skill, prudence and diligence as other members of the accounting profession commonly possess and exercise. Plaintiff claimed that as a result of KPMG’s breaches of duties, the Company has suffered loss and damage. On May 29, 2002, plaintiff amended the complaint to add as defendants the present and certain former directors of the Company. He added claims against each of them for breach of fiduciary duty, and separate additional claims against the directors who are or were members of the Audit Committee of the Board of Directors, based upon the alleged failure, inter alia, to implement, supervise and maintain proper accounting systems, controls and practices. The amended derivative complaint demands a judgment declaring that the defendants have violated and/or aided and abetted the breach of fiduciary and professional duties to the Company and its shareholders; awarding the Company unspecified compensatory damages, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages; and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees. On August 16, 2002, the individual defendants and Xerox filed a motion to dismiss the action.  That motion is currently pending.  The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Lerner v. Allaire, et al.:
On June 6, 2002, a shareholder, Stanley Lerner, commenced a derivative action in the United States District Court for the District of Connecticut against Paul A. Allaire, William F. Buehler, Barry D. Romeril, Anne M. Mulcahy and G. Richard Thoman. The plaintiff purports to bring the action derivatively, on behalf of the Company, which is named as a nominal defendant. Previously, on June 19, 2001, Lerner made a demand on the Board of Directors to commence suit against certain officers and directors to recover unspecified damages and compensation paid to these officers and directors. In his demand, Lerner contended, inter alia, that management was aware since 1998 of material accounting irregularities and failed to take action and that the Company has been mismanaged. At its September 26, 2001 meeting, the Board of Directors appointed a special committee to consider, investigate and respond to the demand. In this action, plaintiff alleges that the individual defendants breached their fiduciary duties of care and loyalty by disguising the true operating performance of the Company through improper undisclosed accounting mechanisms between 1997 and 2000. The complaint alleges that the defendants benefited personally, through compensation and the sale of company stock, and either participated in or approved the accounting procedures or failed to supervise adequately the accounting activities of the Company. The plaintiff demands a judgment declaring that defendants intentionally breached their fiduciary duties to the Company and its shareholders; awarding unspecified compensatory damages to the Company against the defendants, individually and severally, together with pre-judgment and post-judgment interest; awarding the Company punitive damages; and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees. On September 18, 2002, the individual defendants and Xerox filed a motion to dismiss the action, or alternatively to stay the

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

action pending the disposition of In re Xerox Derivative Actions.  The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Patti v. Xerox Corp. et al.:
On July 1, 2002, a class action complaint was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. The named plaintiff, Thomas Patti, is a Xerox employee who alleges he is a participant in the Xerox Corporation Profit Sharing and Savings Plan (the “Plan”) who invested or maintained investments in the Xerox stock fund during the proposed class period, February 15, 1998 - present. He seeks to represent a class of individuals similarly situated, which he claims exceeds 50,000 persons.

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

Other Matters:
It is our policy to carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken, and where appropriate, public disclosure is made. In India, we have learned of certain improper payments made over a period of years in connection with sales to government customers by employees of our now majority-owned subsidiary in that country. This activity was terminated when we became aware of it. We have investigated the activity and reported it to the staff of the SEC and the Department of Justice, and are cooperating with their follow-up inquiries.  In addition, various agencies of the Indian government are also investigating the issue.  We do not believe that this matter will have any material impact on our consolidated financial statements.  Certain transactions of our unconsolidated South African affiliate that appear to have been improperly recorded as part of an effort to sell supplies outside of its authorized territory have been investigated and a report of the results has been received by the Board of Directors of the South African affiliate.  Disciplinary actions have been taken, and the adjustments to our financial statements will not be material. As previously reported, we received an anonymous, unsubstantiated allegation, stated to be based upon rumor, that improper payments were made in connection with government sales in a South American subsidiary.  The investigation by outside counsel on behalf of the Audit Committee has recently been completed and no evidence was uncovered of improper payments.

Xerox Corporation
Notes to Condensed Consolidated Financial Statements
($ in millions except per share data and where otherwise noted)

13.  Earnings per Share:

The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Share for the three and nine month periods ended September 30, 2002 and 2001 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic Earnings (Loss) Per Common Share:
Net Income (Loss)	$105	$(64)	$152	$62
Accrued dividends on Convertible Preferred Stock, net of tax	(63)	—	(63)	(12)

Net Income available to common shareholders	$42	$(64)	$89	$50

Average common shares outstanding during the period	732,117	716,791	727,803	697,114
Common shares issuable with respect to exchangeable shares	1,493	1,518	1,499	1,668

Adjusted average shares outstanding for the period	733,610	718,309	729,302	698,782

Basic Earnings (Loss) per share	$0.06	$(0.09)	$0.12	$0.07

Diluted Earnings (Loss) Per Common Share
Net Income (Loss)	$105	$(64)	$152	$62
ESOP expense adjustment, net of tax (assuming conversion)	(63)	—	(63)	(8)

Net Income available to common shareholders	$42	$(64)	$89	$54

Average common shares outstanding during the period	732,117	716,791	727,803	697,114
Common shares issuable with respect to:
Stock options, incentive and exchangeable shares	5,677	1,518	7,185	6,443
Convertible Preferred Stock	87,302	—	68,371	79,174

Adjusted average shares outstanding for the period	825,096	718,309	803,359	782,731

Diluted Earnings (Loss) per share	$0.05	$(0.09)	$0.11	$0.07

14.  Subsequent Events:

Licensing Agreement:
In September 2002, we signed a cross license agreement with a third party, related to a nonexclusive license for the use of certain of our existing patent portfolio.  In October 2002, we received proceeds of $50 and subsequently transferred the license.  The income associated with this transaction was recorded in the fourth quarter of 2002.

U.S. Vendor Financing:
As more fully discussed in Note 11 to these Condensed Consolidated Financial Statements, in October 2002, we completed an eight-year vendor financing agreement in the U.S., effective immediately, under which GE Vendor Financial Services became the primary equipment financing provider for our customers in the U.S., through monthly securitizations of our new lease originations.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Item 2

Restatement of Prior Years Financial Statements

We have determined that certain of our accounting practices misapplied U.S. generally accepted accounting principles (“GAAP”). Accordingly, we have restated our financial statements for each of the four years ended December 31, 2000 and for the first three quarters of 2001, which were included in our Quarterly Reports on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”). The restatement adjustments relate almost exclusively to the timing of revenue and expense recognition.

The restatement reflects adjustments which are corrections of errors made in the application of GAAP and includes (i) adjustments related to the application of the provisions of Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS No. 13”) and (ii) adjustments that arose as a result of other errors in the application of GAAP. In making these restatements we have conducted an extensive review of all significant transactions, accounting policies and procedures and disclosures for the period 1997 through 2001. The principal adjustments are discussed below. See Note 2 to the Condensed Consolidated Financial Statements for a discussion of the impacts of the restatement on our Condensed Consolidated Statements of Income and Cash Flows for the three and nine months ended September 30, 2001.

On April 11, 2002, we reached a settlement with the SEC relating to matters that had been under investigation by the SEC since June 2000. In connection with the settlement, we agreed to restate our consolidated financial statements as of and for the years ended December 31, 1997 through 2000.

The effects of the restatement adjustments on revenue and pre-tax profit for the three months and nine months ended September 30, 2001 were to increase revenue by $150 million and $385 million, decrease pre-tax loss by $150 million and $412 million, respectively. We estimate that approximately $205 million of revenue that was recognized in the three months ended September 30, 2002 had been restated from prior periods.  At the end of the third quarter 2002, approximately $1.3 billion of revenue recognized in periods prior to January 1, 2002, that was reversed, is estimated to be recognized as follows: $185 million - fourth quarter 2002, $570 million - 2003 and $530 million - thereafter.  However, prospective marketplace activity such as lease terminations and trades and currency movements will impact the realization of these amounts.  Total future revenue will also be impacted by the application of our new bundled lease revenue allocation methodology and other accounting changes discussed in our 2001 Annual Report incorporated by reference in our Form 10-K.

Throughout the following Management’s Discussion and Analysis, all amounts reflect the referenced restatement adjustments.

Summary

Revenue:
Total third quarter 2002 revenues of $3.8 billion declined 6 percent from $4.1 billion in the 2001 third quarter, representing a reduced rate of decline from prior periods, as equipment sale declines moderated reflecting the success of our new product launches in several of our target markets.  Approximately half the total revenue decline was due to our second half 2001 exit from the Small Office/Home Office (“SOHO”) business and declines in our Developing Markets Operations (“DMO”) as we continue to prioritize profitable revenue.  The rest of the decline reflects continued economic weakness and marketplace competition as production monochrome and office light-lens declines were only partially offset by growth in the key areas of office monochrome digital multifunction, as well as production and office color.  Cost and expense actions, consistent with improving our business model, enabled further progress in gross margins and reduced selling, administrative and general (“SAG”) expenses.

Total revenues of $11.6 billion declined 8 percent from $12.6 billion in the nine months ended September 30, 2002. Approximately one third of the year-to-date decline was due to declines in SOHO and DMO. The remaining decline occurred in all operating segments reflecting the effects of lower equipment population in most geographies, competitive pressures, a weak economic environment and our focus on more profitable revenue. Growth in digital multifunction and production and office color were more than offset by declines in production and office monochrome, particularly in light-lens.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Net Income (Loss):
Third quarter 2002 net income of $105 million or five cents per diluted share included after-tax restructuring charges of $49 million ($63 million pre-tax).  The third quarter 2001 net loss of $64 million, or nine cents per diluted share, included after-tax restructuring charges of $47 million ($63 million pre-tax), net after-tax losses from foreign unhedged currency exposures of $38 million ($59 million pre-tax) and after-tax goodwill amortization of $15 million ($16 million pre-tax) that was amortized prior to our adoption of SFAS No.142.

Net income for the nine months ended September 30, 2002 was $152 million, or eleven cents per diluted share compared with $62 million or seven cents per diluted share for the same period in the prior year. Net income for the nine months ended September 30, 2002 included after-tax restructuring charges of $191 million ($262 million pre-tax) and an after-tax charge of $44 million ($72 million pre-tax) for permanently impaired capitalized software and net after tax losses from currency exposures of $53 million ($69 million pre-tax). Net income for the nine months ended September 30, 2001 included the following items: a $300 million after-tax gain ($769 million pre-tax) on the sale of half our interest in Fuji Xerox, after-tax restructuring charges of $350 million ($487 million pre-tax), after-tax goodwill amortization of $46 million ($49 million pre-tax), an after-tax gain of $36 million ($59 million pre-tax) reflecting the early extinguishment of debt and net after-tax losses from unhedged foreign currency exposures of $4 million ($8 million pre-tax).

As previously disclosed in our 2001 Annual Report, beginning in the second quarter of 2001, the Board of Directors suspended the dividend on the Company’s Preferred Stock held by its Employee Stock Ownership plan (“ESOP”). The ESOP is required to be funded by a combination of dividends and compensation payments over the term of the plan for pre-determined amounts each period. The dividends do not affect our income statement, while compensation is recorded as expense in our income statement.  In order to meet ESOP debt service requirements since dividends were suspended, we incurred additional ESOP-related compensation expense for each period that the dividends were not declared.  On September 9, 2002, the Board of Directors declared preferred dividends totaling $67 million (net dividends of $63 after tax benefit of unallocated shares). This resulted in a reversal of the previously recorded compensation expense through the third quarter 2002 and a corresponding increase to net income of $63 million.  There is no corresponding earnings per share (“EPS”) improvement since the EPS calculation requires deduction of dividends declared from reported net income in arriving at net income available to common shareholders.

Operations Review

Pre-Currency Growth

To understand the trends in the business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjusted growth as “pre-currency growth.”   Latin American results are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments.

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar was approximately 7 percent weaker in the 2002 third quarter than in the 2001 third quarter and 2 percent weaker on a year-to-date basis than in the comparable period of the prior year.  As a result, foreign currency translation favorably impacted revenue growth by approximately 2 percentage points in the third quarter 2002 and one percentage point for the first nine months of 2002.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Revenues by Type

Year-over-year post currency percent increases (decreases) by type of revenue on a quarterly basis were as follows:

	2001					2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter (2)	Second Quarter (2)	Third Quarter

Equipment sales (1)	(10)%	(20)%	(19)%	(21)%	(18)%	(17)%	(12)%	(9)%
Post sale and other revenue (1)	(5)%	(7)%	(6)%	(8)%	(6)%	(8)%	(6)%	(5)%
Finance Income	1%	(1)%	(7)%	(5)%	(3)%	(10)%	(13)%	(10)%
Total Revenue	(6)%	(10)%	(9)%	(12)%	(9)%	(10)%	(8)%	(6)%

(1)

Total sales revenue in the Condensed Consolidated Statements of Income includes equipment sales noted above, as well as supplies, paper and other revenue that is included in “Post Sale and Other Revenue” in the above table.

(2)

Equipment sales and Post sale and other revenue for the first and second quarter of 2002 have been revised from previously reported percentages to conform certain sale revenue classifications to the current quarter presentation.

Year-over-year post currency percent decreases by type of revenue on a year-to-date basis were as follows:

	Nine Months Ended September 30,

	2002	2001

Equipment sales (1)	(13)%	(17)%
Post sale and other revenue (1)	(6)%	(6)%
Finance Income	(11)%	(2)%
Total Revenue	(8)%	(8)%

(1)	Same as (1) in table above.

Equipment sales typically represent approximately 20-25 percent of total revenue. Equipment sales in the third quarter 2002 declined 9 percent (11 percent pre-currency) from the third quarter 2001 with approximately 40 percent of the decline due to our exit from the SOHO business.  In addition, continued competitive pressures and economic weakness impacted equipment sales particularly in production monochrome.  In November, we will launch our new 101 pages per minute (ppm) monochrome system, the Xerox 1010, our latest digital entry in the “light production” market and the least expensive and most advanced system in its class.  In the third quarter, new products delivered growth in production color, monochrome digital multi-function and office color printing. Demand for the new Document Centre 500 Series exceeded our expectations and contributed to a backlog, which we expect to install in the fourth quarter.

Equipment sales in the nine months ended September 30, 2002 declined 13 percent (13 percent pre-currency) from the comparable period in the prior year reflecting competitive pressures, continued weakness in the economy and our focus on profitable revenue.  However, the trend has been improving throughout the year, as new products are launched. Approximately 25 percent of the year-to-date decline was due to our previously discussed exit from SOHO.

Post sale and other revenues include service, document outsourcing, rentals, supplies and paper, which represent the revenue streams that follow equipment placement, as well as revenue not associated with equipment placement, such as royalties.  Third quarter 2002 post sale and other revenues declined 5 percent (7 percent pre-currency) from the 2001 third quarter, as declines in North America and DMO were only partially offset by growth in Europe. The declines reflect lower equipment populations due to reduced placements in earlier periods, lower page print volumes, and lower rental revenue in Latin America. Growth in Europe reflected the profile of the installed base, which has a higher proportion of digital products than North America, as well as longer average lease duration. Third quarter 2002 document outsourcing revenue declined from the third quarter 2001 as declines in North America outpaced revenue growth in Europe.  We expect document outsourcing revenue will continue to decline as we continue to focus on more profitable contracts.

Year-to-date Post sale and other revenues declined by 6 percent (7 percent pre-currency). Revenue continues to grow in key areas of production color, office digital multifunction and color due to growth in the installed base.  This growth only partially offsets declines in light-lens office and monochrome production, particularly in North America.   Our ability to increase post sale revenue is largely dependent on our ability to increase equipment placements. Equipment placements typically occur through leases with

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

original terms of three to five years.  Our leases generate contractual and contingent post sale revenue during the terms.  Once equipment placements start to increase, there will be a lag before post sale revenues also start to increase.

Finance Income declined 10 percent (12 percent pre-currency) in the third quarter 2002 from the third quarter 2001 and 11 percent (11 percent pre-currency) on a year-to-date basis reflecting continued equipment sale declines, primarily in North America, and the effects of the sale of our financing businesses in the Nordic countries and Italy.

Key Ratios and Expenses

The key ratios for 2002 and 2001 were as follows:

	2001					2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter

Gross Margin	34.8%	39.1%	37.6%	41.4%	38.2%	41.0%	42.5%	42.0%
Research and development expenses (1)	5.8%	6.0%	6.3%	5.3%	5.9%	6.0%	6.1%	6.0%
Selling, administrative and general expenses (1)	26.8%	28.5%	29.0%	27.0%	27.8%	30.3%	28.1%	27.0%

(1)	As a percentage of Total Revenue

Year-to-date key ratios for 2002 and 2001 were as follows:

	Nine Months Ended September 30,

	2002	2001

Gross Margin	41.9%	37.1%
Research and development expenses (1)	6.0%	6.1%
Selling, administrative and general expenses (1)	28.5%	28.0%

(1)	As a percentage of Total Revenue

Third quarter 2002 gross margin of 42.0 percent improved 4.4 percentage points from 37.6 percent in the third quarter 2001.  Approximately two percentage points of the improvement reflect the prior liquidation of equipment inventory associated with our SOHO exit.  In addition, the improvement reflects improved manufacturing and service productivity partially offset by the impact of competitive price pressures.  The applicable portion of the previously discussed ESOP expense adjustment benefited the third quarter 2002 gross margin by $28 million or 0.7 percentage points.  Year-to-date gross margin of 41.9 percent improved 4.8 percentage points from 37.1 percent in the comparable period of the prior year. Improved manufacturing and service productivity, favorable product mix, our SOHO exit and lower cost of borrowings for our finance businesses more than offset the adverse impact of competitive price pressures.

Research and development (R&D) expenses of $229 million were $28 million lower in the 2002 third quarter than the third quarter 2001. Year-to-date 2002 R&D spending of $699 million was $66 million lower than in the first nine months of 2001.  The R&D expense reduction reflects benefits from restructuring actions, the $11 million applicable portion of the ESOP expense adjustment and our SOHO exit. R&D spending in the 2002 third quarter and year-to-date represented 6 percent of revenue as we continue to invest in technological development, particularly color, in order to maintain our position in the rapidly changing document processing market.  We expect 2002 R&D spending will represent approximately 6 percent of revenue, a level that we believe is adequate to remain technologically competitive. Xerox’s R&D remains strategically coordinated with Fuji Xerox.

Selling, administrative and general (SAG) expenses declined by $152 million in the 2002 third quarter to $1,023 million primarily reflecting business model improvements from our cost reductions, the $28 million applicable portion of the ESOP expense adjustment, a $34 million favorable property tax adjustment, lower bad debt provisions and a $26 million loss associated with leased facilities.  The $34 million property tax adjustment resulted from a change in the estimated amounts payable to the numerous domestic state and local property tax jurisdictions where we place our equipment through sale or lease.  Such change was due to our reviews of property tax rates, experience in property tax audits and amounts of leased equipment at customer sites.  The $26 million loss associated with leased facilities represents a change in the estimated loss we expect to incur related to our decision not to utilize existing lease facilities, as well as changes in our estimates of certain sublease rentals at a lower rate than our lease costs.  The third quarter 2002 bad debt provision of $87 million was $64 million lower than 2001 primarily due to

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

improved aging and historical write-off trends for accounts and finance receivables as well as lower provisions in North America due to improved customer administration and tighter credit control policies.  The third quarter 2001 was negatively impacted by provisions required for many high-risk small customers.

Year-to-date 2002 SAG expense of $3,302 million declined $242 million or 7 percent from the comparable period in the prior year. The reduction reflects benefits from our restructurings, the applicable portion of the ESOP expense adjustment, the $34 million favorable property tax adjustment and lower bad debt provisions partially offset by a write-off of $72 million for permanently impaired capitalized software. Year-to-date bad debt expense of $258 million was $70 million lower than the comparable period in the prior year, due to improved aging and historical write-off trends for accounts and finance receivables as well as lower provisions in North America resulting from improvements in customer administration and tighter credit control policies, partially offset by higher provisions in Europe and DMO.

We have been initiating restructuring actions in order to cut costs and prioritize resources in strategic areas of our business.  We recorded a restructuring charge in the three and nine months ended September 30, 2002 of $63 million and $262 million to reflect these actions.  The third quarter charge primarily consisted of severance and employee benefits related to the termination of approximately 1,100 employees worldwide, as well as certain costs related to the consolidation of excess facilities. The third quarter and year-to-date actions are expected to reduce annualized costs by approximately $75 million and $250 million, respectively.  We expect additional provisions will be required in the fourth quarter 2002 as additional plans are finalized and are committed to. The fourth quarter provision is expected to be higher than the average of the first 3 quarters of 2002 but cannot be estimated until the plans are finalized. The reserve balance for all restructuring actions at September 30, 2002 was $191 million.

Worldwide employment was 69,900 at the end of the 2002 third quarter primarily reflecting reductions due to our restructuring programs.

Other expenses, net for the three and nine months ended September 30, 2002 and 2001 were as follows:

	($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Non–financing interest expense	$83	$48	$224	$344
Currency losses, net	12	59	69	8
Amortization of goodwill (2001 only) and intangible assets	9	21	28	66
Interest income	(21)	(24)	(64)	(71)
Gain on early extinguishment of debt	(1)	(1)	(1)	(59)
SEC civil penalty	—	—	10	—
Gains (losses) on sales of businesses and assets	(14)	—	(21)	6
All other, net	25	22	45	33

Total	$93	$125	$290	$327

Other expenses, net were $93 million in the third quarter 2002 and $125 million in the third quarter 2001.  Higher non-financing interest expense primarily reflects higher borrowing costs associated with the terms of the New Credit Facility.  Non-financing interest expense also includes net gains from the mark-to-market of interest rate swaps, including “received fixed/pay variable” type swaps. These gains are the result of a declining interest rate environment and totaled $29 million and $46 million in the third quarter of 2002 and 2001, respectively. The decline in gains is the result of a smaller swap portfolio and a lower relative interest rate decline in 2002 as compared to 2001.

Non-financing interest expense was $224 million year-to-date 2002 as compared to $344 million in the same period of the prior year due to lower 2002 debt levels and reduced borrowing costs in the first half of the year, partially offset by higher borrowing costs in the third quarter associated with the terms of the New Credit Facility and lower net gains from mark-to-market interest rate swaps. The proportion of our debt that is subject to variable rates has increased significantly from 2001 which, coupled with the significant reduction in market interest rates has resulted in a significant reduction in interest expense as compared to prior year periods. However, the increased variable rate debt leaves us exposed to higher interest expense if interest rates rise.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Net currency losses of $12 million in the 2002 third quarter primarily represent the cost of hedging our foreign currency denominated exposures in markets where we have been able to restore economic hedging capability, as well as lower foreign exchange volatility on unhedged currency exposures.  Gains and losses on unhedged exposures were immaterial on a net basis in the quarter.  The $59 million loss in the third quarter 2001 resulted from losses on unhedged exposures, largely due to our restricted access to the derivatives markets in 2001. Year-to-date 2002 currency losses were $69 million compared to $8 million in the comparable period of the prior year primarily reflecting the Brazilian exchange losses incurred in the second quarter and the devaluation of the Argentine Peso.  The 2001 year-to-date loss was primarily related to Yen denominated debt.

Effective January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.”  Accordingly, the amortization of goodwill was discontinued in 2002.

Interest income is derived from our invested cash balances and income tax receivables.  In the future, we expect interest income will decline, as cash balances are lower than prior years following a $3.2 billion net decrease in debt in 2002.

Effective April 1, 2002 we adopted the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Accordingly, we have reclassified the extraordinary gain on extinguishment of debt, which was previously reported in the Consolidated Statements of Income as an extraordinary item to Other expenses, net. The effect of this reclassification was a decrease in Other expenses, net of $1 million and $59 million and an increase in Income taxes (Benefits) of less than $1 million and $23 million for the three and nine months ended September 30, 2001.

In July 2002, we sold our 22 percent investment in Katun Corporation, a supplier of aftermarket copier/printer parts and supplies, for net proceeds of $67 million, which resulted in a pre-tax gain of $12 million.  After-tax, the sale was essentially break-even, as the taxable basis of Katun was lower than our carrying value on the sale date resulting in a high rate of income tax.

In the second quarter 2002 we sold our Italian leasing subsidiary to a third party for $200 million cash plus the assumption of $20 million of debt. The loss on this transaction totaled $16 million, primarily related to recognition of cumulative translation adjustment losses and final sale contingency settlements. In addition, in the first half of 2002, the sale of Prudential Insurance Company common stock associated with that company’s demutualization generated a $19 million gain. The $10 million civil penalty is associated with our April 2002 settlement with the SEC.

All other, net for the 2002 third quarter includes $20 million of expenses related to certain litigation and associated claims.  The 2001 third quarter included $10 million of property losses related to the September 11 attacks as well as numerous other individually insignificant items.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities’ Interests in Earnings of Subsidiaries

The following table summarizes our consolidated income taxes (benefits) and the related effective tax rate for each respective period:

	($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Pretax income (loss)	$186	$(97)	$303	$335
Income taxes (benefits)	81	(42)	128	279
Effective tax rate	43.5%	43.3%	42.2%	83.3%

The difference between the 2002 third quarter and year-to-date effective tax rates and the U.S. statutory tax rate primarily related to  additional tax expense recorded for the sale of our interest in Katun Corporation, the on-going examination in India as well as losses in certain jurisdictions where we are not providing tax benefits.  Such expense is offset, in part, by certain benefits arising from tax law changes and the retroactive declaration of ESOP dividends.

The 2001 third quarter effective tax rate was higher than the US statutory tax rate primarily due to the favorable resolution of certain tax audit issues, partially offset by losses in low tax jurisdictions or jurisdictions where we are not providing tax benefits.  On a year-to-date basis through September 30, 2001 the effective tax rate was higher than the US statutory tax rate primarily due to the taxes incurred in connection with the sale of one-half of our ownership interest in Fuji Xerox as well as losses in low tax

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

jurisdictions or jurisdictions where we are not providing tax benefits, partially offset by the favorable resolution of certain tax audit issues.

Our effective tax rate will change based on nonrecurring events (such as new restructuring initiatives) as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We expect that our consolidated 2002 effective tax rate will approximate 45 percent. Before restructuring charges, we expect that our 2002 effective tax rate will approximate 40 percent.

We are subject to ongoing tax examinations in various jurisdictions.   Accordingly, we provide for additional tax expense based upon the probable outcomes of such tax examinations.  In addition, when applicable, we adjust the previously recorded tax expense to reflect favorable examination results.

As a result of the investigations in India, as discussed in Note 12 to our Condensed Consolidated Financial Statements, and an expansion of those investigations to other years, we have recorded a tax liability based upon our best estimate of the probable loss resulting from the disallowable deductions.

Equity in Net income of unconsolidated affiliates consists of our 25 percent share of Fuji Xerox income as well as income from other smaller equity investments. Higher equity in net income for the third quarter and nine months ended 2002 primarily reflects improved Fuji Xerox performance including strong revenue growth and improved gross margins.

Minorities interest in earnings of subsidiaries increased by $8 million to $17 million in the third quarter 2002 and by $40 million to $66 million year-to-date primarily due to the quarterly distributions on the November 2001 Convertible Trust Preferred Securities.

Business Performance by Operating Segment

Our operating segments are as follows: Production, Office, DMO, SOHO, and Other. The following table summarizes our business performance by segment.  Revenue and year-over-year revenue percentage changes by segment are as follows ($ in millions):

	($ in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001*	Change	2002	2001*	Change

Production	$1,324	$1,391	(5)%	$4,012	$4,324	(7)%
Office	1,616	1,641	(2)%	4,909	5,114	(4)%
DMO	412	487	(15)%	1,322	1,503	(12)%
SOHO	63	111	(43)%	189	330	(43)%
Other	378	422	(10)%	1,171	1,355	(14)%

Total	$3,793	$4,052	(6)%	$11,603	$12,626	(8)%

Color	$673	$650	4%	$1,985	$2,014	(1)%

* As restated

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Operating segment profit (loss) and margins were as follows (in millions):

	($in millions)
	Operating Segment Profit (Loss)

	2001					2002			Segment Margin

	First Quarter*	Second Quarter*	Third Quarter*	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Third Quarter 2002	Third Quarter 2001

Production	$112	$101	$73	$180	$466	$105	$125	$142	10.7%	5.2%
Office	47	98	63	157	365	91	138	115	7.1%	3.8%
DMO	(70)	5	(12)	(48)	(125)	(5)	7	21	5.1%	(2.5)%
SOHO	(79)	(84)	(54)	22	(195)	27	15	23	36.5%	(49.1)%
Other	(1)	(42)	(101)	35	(109)	(112)	(47)	(35)	(9.3)%	(24.0)%

Total	$9	$78	$(31)	$346	$402	$106	$238	$266	7.0%	(0.8)%

* As restated.

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

Refer to Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of operating segment profit (loss) to consolidated pre-tax income (loss).

Production revenues include production publishing, production printing, color products for the production and graphic arts markets and light lens copiers over 90 ppm sold predominantly through direct sales channels in North America and Europe. Revenues in the third quarter 2002 declined 5 percent (8 percent pre-currency) from the 2001 third quarter and declined 7 percent (8 percent pre-currency) year-to-date from the comparable period in the prior year.  Production monochrome declines reflect customer transition from light lens to digital offerings, continued market weakness, particularly in the Graphic Arts market and the trend towards distributed printing and electronic substitutes.  We have just announced the November launch of the Xerox 1010, our latest digital entry for the growing “light production” market.  Production color revenues grew during both periods reflecting the recently launched DocuColor 1632 and DocuColor 2240 printer/copiers as well as continued success in the DocuColor 2000 family.  Production revenues represented approximately 35 percent of total revenue in the third quarter and year-to-date 2002 and 34 percent of revenue in the third quarter and year-to-date 2001.

Third quarter 2002 production segment profit increased by $69 million to $142 million and year-to-date by $86 million to $372 million.  Third quarter 2002 segment margin improved by 5.5 percentage points to 10.7 percent and year-to-date 2002 segment margin improved by 2.7 percentage points to 9.3 percent reflecting gross margin improvement and expense benefits from our cost saving initiatives, partially offset by increased R&D spending.

Office revenues include our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser printers, digital and light lens copiers up to 90 ppm, and facsimile products sold through direct and indirect sales channels in North America and Europe. Third quarter 2002 revenues declined 2 percent (4 percent pre-currency) from the 2001 third quarter as light lens declines were only partially offset by strong monochrome digital and color revenue growth from recently launched products.  In the third quarter 2002, we launched the Document Centre 500 Series digital multifunction systems at speeds of 35, 45 and 55 ppm.  The new Phaser office color printers, launched in May, are designed to fuel the migration to color in the office by offering cost and print quality advantages that make it practical to replace black-and-white printers.  Office revenues represented approximately 43 percent of total revenue in the third quarter 2002 and 40 percent in the third quarter 2001. Year-to-date 2002 Office revenues declined 4 percent (5 percent pre-currency) from the same period in the prior year. Office revenues represented 42 percent of total 2002 year-to-date revenue compared to 41 percent in the same period of the prior year.

Third quarter 2002 office segment profit increased by $52 million to $115 million and the segment margin improved by 3.3 percentage points to 7.1 percent reflecting expense benefits from our cost saving initiatives and improved gross margins driven primarily by improved manufacturing and service productivity.   Year-to-date segment profit increased by $136 million to $344 million and the segment margin improved by 2.9 percentage points to 7.0 percent also reflecting expense benefits from our cost saving initiatives and improved gross margins driven primarily by improved manufacturing and service productivity.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

DMO includes operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. DMO revenue declined 15 percent in the 2002 third quarter and 12 percent year-to-date, predominantly due to lower equipment populations, major economic disruptions in Argentina, Brazil and Venezula and the related currency devaluations.

Third quarter 2002 DMO segment profit increased by $33 million to $21 million and the segment margin improved by 7.6 percentage points to 5.1 percent.  Year-to-date 2002 segment profit improved by $100 million to $23 million compared to the same period in the prior year.  The improvements reflect significantly lower SAG spending resulting from our cost saving initiatives and the currency devaluation.  Additionally, our improved liquidity has allowed us to better economically hedge currency exposures.

We announced our disengagement from our worldwide SOHO business in June 2001. SOHO revenues now consist primarily of consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. Third quarter and year-to-date 2002 SOHO revenues declined 43 percent from 2001, primarily due to the absence of Equipment sale revenue. Third quarter and year-to-date 2002 profitability reflects continued sales of high margin consumables for the existing equipment population. We expect sales of these supplies to continue over the next few years, and will decline over time as the existing population of equipment is replaced.

Other includes revenues and costs associated with paper sales, Xerox Engineering Systems (XES), Xerox Connect, our investment in Fuji Xerox, consulting and other services. Other also includes corporate items such as non-financing interest and other non-allocated costs.  Third quarter 2002 revenue declined 10 percent (14 percent pre-currency) principally due to lower XES and Xerox Connect revenues partially offset by higher paper revenue.  The improvement in third quarter 2002 loss, as compared with the prior period, principally reflects the beneficial impact of the ESOP expense adjustment, partially offset by higher non-financing interest expense. Year-to-date 2002 revenue declined 14 percent due to lower paper revenue and lower Xerox Connect revenues. The increased year-to-date loss reflects a write-off of $72 million of impaired capitalized software in the first quarter of 2002, as well as higher advertising expense, unfavorable currency impacts, the loss associated with leased facilities and the SEC civil penalty, partially offset by lower non-financing interest expense, the favorable impact of the ESOP expense adjustment, the gain on the Prudential demutualization and the sale of Katun.

Third quarter and year-to-date 2002 Adjusted Average Shares Outstanding of 825 million and 803 million, respectively, for the diluted EPS calculation increased by approximately 107 million and 21 million shares from the third quarter and year-to-date 2001, respectively.  The third quarter increase reflects the effect of our dilutive securities, which are included in the calculation when we are profitable.  The increase primarily reflects share dilution resulting from the application of the “if converted” methodology in the calculation of our diluted EPS for the Preferred Shares held by the ESOP.   The 2002 year-to-date increase from the comparable period of the prior year reflects the issuance of additional common shares resulting from our debt-to-equity exchanges.

When computing diluted EPS, the “if converted” methodology requires us to assume conversion of the ESOP preferred shares into common stock if we are profitable.  The conversion guarantees that each ESOP preferred share be converted into shares worth a minimum value of $78.25.  As long as our common stock price is above $13.04 per share, the conversion ratio is 6 to 1.  As our share price falls below this amount, the conversion ratio increases.  Approximately, 87 million and 68 million common shares were included in the adjusted average shares outstanding for the three and nine months ended September 30, 2002, resulting from the assumed conversion of the 7.2 million average outstanding ESOP Preferred Shares at the third quarter and year-to-date 2002 average share price of approximately $6.46 per share and $8.50, respectively.

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

Recent Events

Pensions:
The market performance over the past two years has decreased the value of the assets held by our pension plans and has correspondingly increased the amount by which our worldwide pension plans are under-funded.  As a result of the decline in the value of our pension plan assets and a decline in interest rates, which will increase the present value of our benefit obligations for

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

our major worldwide pension plans, we expect to record, during the fourth quarter, a non-cash charge to shareholders’ equity which could total several hundred million dollars.  The majority of this charge relates to our European pension plans and the total amount of this charge will vary depending on asset returns and interest rate changes during the fourth quarter.  A recovery of equity market returns in future periods would reverse this charge.

We currently expect to reduce our discount rate assumption, for our major pension plans, in response to a decline in corporate bond yields.  We are also contemplating reducing our 2003 expected return on plan assets assumption by approximately 1 percent as a result of current market conditions and our longer term outlook.  The potentially lower discount rate and expected rate of return on plan asset assumptions, combined with negative asset returns in 2001 and 2002, is currently estimated to increase our pension expense in 2003 by approximately $150 million versus 2002.  However this expected increase will fluctuate as interest rates and asset returns fluctuate during the remainder of the year.  Restructuring actions may also lead to an increase in our pension expense in the fourth quarter of 2002 and in fiscal 2003.

It is also expected that our pension plan cash funding requirements will increase in the future provided market performance does not improve.  The 2003 cash contributions for our significant worldwide pension plans are estimated to be $170 million, versus $120 million for 2002.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the nine months ended September 30, 2002 and 2001 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

(In millions)	2002	2001

Operating Cash Flows	$1,242	$967
Investing Cash Flows	221	1,180
Financing Cash Usage	(3,236)	(1,480)
Effect of exchange rate changes on cash and cash equivalents	64	8

(Decrease) increase in cash and cash equivalents	(1,709)	675
Cash and cash equivalents at beginning of period	3,990	1,750

Cash and cash equivalents at end of period	$2,281	$2,425

For the nine months ended September 30, 2002, operating cash flows of $1,242 million reflected net income, as well as working capital and finance receivable reductions, partially offset by a $346 million tax payment related to the 2001 sale of one-half our interest in Fuji Xerox, a $90 million cash contribution to our pension plans and a general reduction in current and long-term liabilities.  A significant portion of the 2002 year-to-date operating cash flow resulted from ongoing run-off of our finance receivables portfolios consistent with the continuing decline in our equipment sales, together with a transition to third party vendor financing arrangements in Italy, Brazil, Mexico and the Nordic countries. The portion of operating cash flows in the nine months ended September 30, 2001 that was generated by finance receivables run-off was approximately one-third of that for the September 30, 2002 period. A decline in 2002 year-to-date on-lease equipment spending reflected declining rental placement activity and populations, particularly in our older-generation light-lens products. We continued to reduce inventory levels during 2002, although at a slower pace than in 2001. Lower interest payments in the nine months ended September 30, 2002 reflected lower debt levels, partially offset by higher interest rates versus the prior year period.

Investing cash flows for the nine months ended September 30, 2002 consisted of proceeds of $200 million from the sale of our Italian leasing business, $53 million related to the sale of certain manufacturing locations to Flextronics and $67 million related to the sale of our interest in Katun, partially offset by our capital spending. Investing cash flows in the prior year period largely consisted of the $1,635 million of cash received from sales of businesses, including one half of our interest in Fuji Xerox and our leasing businesses in the Nordic countries. These cash proceeds were offset by our capital spending and a $255 million payment related to our funding of trusts to replace Ridge Reinsurance letters of credit.

Financing activities for the nine months ended September 30, 2002 consisted of $3.5 billion of debt repayments under the renegotiated New Credit Facility, as well as other scheduled payments of maturing debt, offset by proceeds from the 9.75 percent Senior Notes offering and secured borrowings from GE and other vendor financing partners. Financing activities for the comparable 2001 period consisted of scheduled debt repayments as well as dividends on our common and preferred stock, which were suspended in the third quarter of 2001 (see Note 7 to the Condensed Consolidated Financial Statements). In the third  quarter of 2002, we reinstated the preferred dividend related to the shares of our Employee Stock Ownership Plan.  The cash payment of that dividend will appear in our fourth quarter 2002 cash flow statement.

The EBITDA-based cash flow presentation below portrays the way we analyze cash flows from a cash management perspective. We define EBITDA as earnings (excluding financing income) before interest expense, income taxes, depreciation, amortization, minorities’ interests, equity in net income of unconsolidated affiliates, and non-recurring and non-operating items. We believe that EBITDA provides investors and analysts with a useful measure of liquidity generated from recurring operations. EBITDA is not intended to represent an alternative to either operating income or cash flows from operating activities (as those terms are defined in GAAP). While EBITDA is frequently used to analyze companies, the definition of EBITDA that we employ, as presented herein, may be different than definitions of EBITDA used by other companies.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

EBITDA and the related cash flows for the nine months ended September 30, 2002 and 2001 were as follows:

	For the Nine Months Ended September 30,

(In millions)	2002	2001 Restated Note 2

Non-financing revenues	$10,842	$11,775
Non-financing cost of sales	6,447	7,575

Non-financing gross profit	4,395	4,200
Research and development expenses	(699)	(765)
Selling, administrative and general expenses	(3,302)	(3,544)
Depreciation and amortization expense, excluding goodwill and intangibles	744	931

EBITDA	1,138	822
Working capital and other changes	(53)	433
Increase in on-lease equipment	(98)	(231)
Cost of additions to land, buildings and equipment	(109)	(159)
Cash payments for restructurings	(276)	(365)
Interest payments	(523)	(789)
Equipment financing	1,520	1,136
Debt repayments, net	(3,238)	(1,414)*
Dividends and other non-operating items	(45)	(393)
Proceeds from divestitures	(25)**	1,635

Net (decrease) increase in cash and cash equivalents	$(1,709)	$675

*	Amount includes $29 million of cash held in escrow, which is included in operating activities in our GAAP Condensed Consolidated Statements of Cash Flows.

**	Amount includes the tax payments associated with the Fuji Xerox sale explained below. Such amount is included in operating activities in our GAAP Condensed Consolidated Statements of Cash Flows.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Capital Structure and Liquidity

Historically we have used leasing arrangements to provide equipment financing to a significant majority of our customers. The finance receivable portfolios and the related financing income they generate have been a significant source of liquidity for us.  However, because the finance leases allow our customers to pay for equipment over time rather than at the date of purchase, we have also needed to maintain significant levels of debt to provide operating liquidity, as liquidity generated from receivable collections has generally been used to fund new equipment leases.  A significant portion of our debt is directly related to the funding requirements of our financing business.

During the three and nine month periods ended September 30, 2002 we originated loans, secured by finance receivables, with cash proceeds of $846 million and $2,023 million, respectively.  The following table compares finance receivables to financing-related debt as of September 30, 2002:

(In millions)	Finance Receivables	Debt (2)

Finance Receivables Encumbered by Loans(1) :
GE Loans - U.S.	$2,079	$2,006
GE Loans - Canada	385	370
US Asset-backed notes	304	200
XCC securitizations	129	38

Subtotal - SPEs	2,897	2,614
GE Loans - UK	693	509
Other	86	86

Total - Finance Receivable Securitizations	3,676	$3,209

Unencumbered Finance Receivables	5,204

Total Finance Receivables	$8,880

(1)	Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Represents the debt secured by finance receivables, including transactions utilizing SPE’s, which are described below.

The following represents our aggregate debt maturity schedules by quarter for the remainder of 2002 and all of 2003:

(In millions)	2002	2003

First Quarter		$625
Second Quarter		1,223
Third Quarter		593
Fourth Quarter	$1,073	1,493

Full Year	$1,073	$3,934

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

The following table summarizes our secured and unsecured debt as of September 30, 2002:

(In millions)	As of September 30, 2002

New Credit Facility - debt secured within the 20% net worth limitation	$900	(1)
New Credit Facility - debt secured outside the 20% net worth limitation	600	(2)
Debt secured by finance receivables	3,209	(3)
Capital leases	24
Debt secured by other assets	97

Total Secured Debt	4,830

New Credit Facility - unsecured	2,000	(4)
Senior Notes	835
Subordinated debt	581
Other Debt	5,738

Total Unsecured Debt	9,154

Total Debt	$13,984

(1)

The amount of New Credit Facility debt secured under the 20% net worth limitation represents an estimate based on Consolidated Net Worth at September 30, 2002 and the amount of other debt secured under the 20% limitation.

(2)

This amount represents New Credit Facility debt of XCCL and XCE.  Their New Credit Facility debt is secured by their respective assets.  This $600 million amount is not subject to the 20% net worth limitation. The amount of New Credit Facility debt secured by the assets of Xerox Financial Services, Inc. and certain other domestic entities (the “Excepted Domestic Collateral”) is also not subject to the 20% net worth limitation, but we have made no attempt to determine the value of that collateral.

(3)	Of this amount, $2,614 million is secured by assets owned by consolidated special purpose entities (SPEs).

(4)

Any change to the amounts described in the preceding notes (1) and (2) would correspondingly change the amount of the unsecured portion of the New Credit Facility. At a minimum, the amount indicated is overstated to the extent that the Excepted Domestic Collateral has any value.

Liquidity, Financial Flexibility and Funding Plans:

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries.  References to “we”, “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain such cash management practices. Beginning in 2000, our specific business challenges (which are discussed in the Notes to the Consolidated Financial Statements in our 2001 Annual Report, incorporated by reference in our Form 10-K) were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these conditions negatively impacted our liquidity, which led to a series of credit rating downgrades from 2000 to 2002, eventually to below investment grade. Consequently, our access to capital and derivative markets has been restricted. The downgrades also required us to cash-collateralize certain derivative and securitization arrangements to prevent them from terminating, and to immediately settle terminating derivative contracts.  In addition, we are required to maintain minimum cash balances in escrow on certain borrowings and letters of credit.

In addition, the SEC would not allow us to publicly register any securities offerings while their investigation, which commenced in June 2000, was ongoing. This additional constraint essentially prevented us from raising funds from sources other than unregistered capital markets offerings and private lending or equity sources. Our credit ratings, which were already under pressure, then came under even greater pressure since credit rating agencies often include access to other capital sources in their rating criteria.

While the conclusion of the SEC investigation removes our previous inability to access public capital markets, we expect our ability to access unsecured credit sources to remain restricted as long as our credit ratings remain below investment grade, and we expect our incremental cost of borrowing to increase as a result of our credit ratings.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

As a result of the various factors described above, we abandoned our historical liquidity practice of borrowing and repaying commercial paper.  Instead, we have been accumulating cash in an effort to maintain financial flexibility, and to the extent possible, we expect to continue this practice of accumulating cash for the foreseeable future.

Financing Business & Restructuring:
In 2000, as part of the restructuring program discussed below, we decided to exit the financing business wherever practical in order to reduce our consolidated debt levels and accelerate the liquidity that is generally included in the finance receivable portfolios.  These initiatives have proven to be time-consuming due to the generally complex nature of leasing, complicated further by specific legal and regulatory requirements and competitive considerations in each of the countries and jurisdictions in which we operate. In jurisdictions where a full exit from the financing business has proven to be impractical, or where such an exit would potentially interfere with our desire to offer a full bundled solution to our customers, we are pursuing other, more conventional funding alternatives.  These alternatives, while not structured as full exits from the financing business, will nevertheless provide adequate liquidity and reduce our funding requirements relative to those operations.

In addition to exiting the financing business, other restructuring initiatives included selling certain assets, improving operations, and reducing annual costs by at least $1 billion. These initiatives are expected to significantly improve our liquidity going forward. We have  (1) securitized portions of our existing finance receivables portfolios, (2) implemented vendor financing programs with third parties in the United States, the Netherlands, the Nordic countries, Brazil, Mexico and Italy,  (3) announced major initiatives with General Electric (“GE”) and other third party vendors to finance our customer equipment purchases in other countries including the completion of the New U.S. Vendor Financing Agreement (see Note 11 to our Condensed Consolidated Financial Statements), (4) sold several non-core assets and (5) reduced our annual costs by over $1.0 billion.

In connection with vendor financing outsourcing initiatives:

•

In 2001, we announced several Framework Agreements with GE under which they will become our primary equipment-financing provider in the U.S., Canada, Germany and France. In connection therewith, in October 2002 we completed the U.S. transaction, and we expect funding under that agreement to commence in the fourth quarter of 2002. We are currently negotiating all of the other GE transactions under the respective Framework Agreements.

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

•

In 2002, we signed agreements with third parties in Brazil and Mexico under which those third parties will be our primary equipment financing provider in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.

•

In April 2002, we sold our leasing business in Italy to a company recently acquired by GE, as part of an agreement under which GE will provide on-going, exclusive equipment financing to our customers in Italy.

New Credit Facility:
In June 2002, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing our prior $7 billion facility (the “Old Revolver”). At that time, we permanently repaid $2.8 billion of the Old Revolver. The New Credit Facility ($3.5 billion outstanding as of September 30, 2002) consists of two tranches of term loans totaling $2.0 billion and a $1.5 billion revolving facility that includes a currently unutilized $200 million letter of credit sub-facility. Xerox Corporation is currently, and expects to remain, the borrower of the term loans. The revolving loans are available, without sub-limit, to Xerox Corporation and to Xerox Canada Capital Limited (XCCL), Xerox Capital Europe plc (XCE), and other foreign subsidiaries as defined.  The size and contractual maturities of the loans are as follows ($ millions):

(In millions)	2003	2004	2005	Total

Tranche A Term Loan	$400	$600	$500	$1,500
Tranche B Term Loan	5	5	490	500
Revolving loans	—	—	1,500	1,500

Total	$405	$605	$2,490	$3,500

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

We could be required to repay portions of the loans earlier than their scheduled maturities with specified percentages of any proceeds we receive from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility, except that the revolving loan commitment cannot be reduced below $1 billion after repayment of the Tranche loans, as a result of such prepayments. Additionally, all loans under the New Credit Facility become due and payable upon the occurrence of a change in control.

Subject to certain limits described in the following paragraph, all obligations under the New Credit Facility are secured by liens on substantially all of the domestic assets of Xerox Corporation and by liens on the assets of substantially all of our U.S. subsidiaries (excluding Xerox Credit Corporation (“XCC”)), and are guaranteed by substantially all of our US subsidiaries. In addition, revolving loans outstanding to XCE and XCCL ($450 million and $150 million, respectively, at September 30, 2002) are secured by all of their respective assets, and are each guaranteed by certain defined material foreign subsidiaries.

Under the terms of certain of our outstanding public bond indentures, the amount of obligations under the New Credit Facility that can be (1) secured by assets (the “Restricted Assets”) of (a) Xerox Corporation and (b) our non-financing subsidiaries that have a consolidated net worth of at least $100 million, without (2) triggering a requirement to also secure those indentures, is limited to the excess of (1) 20 percent of our consolidated net worth (as defined in the public bond indentures) over (2) the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of New Credit Facility debt secured by the Restricted Assets (the “Restricted Asset Security Amount”) will vary from time to time with changes in our consolidated net worth. The assets of XCE, XCCL and many of the subsidiaries guaranteeing the New Credit Facility are not Restricted Assets because those entities are not restricted subsidiaries as defined in our public bond indentures. Consequently, the amount of New Credit Facility debt secured by their assets is not subject to the foregoing limits.

The New Credit Facility loans generally bear interest at LIBOR plus 4.50 percent, except that the Tranche B term loan bears interest at LIBOR plus a spread that varies between 4.00 percent and 4.50 percent depending on the amount secured, as defined in the New Credit Facility.

The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock, early retirement of debt, certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, hedging transactions, payment of dividends, intercompany loans and certain restricted payments, and a requirement to transfer excess cash, as defined, of XCC and our foreign affiliates to Xerox Corporation in certain circumstances. The New Credit Facility does not affect our ability to continue to monetize receivables under the agreements with GE and others. We cannot pay cash dividends on our common stock during the term of the New Credit Facility, however we can pay cash dividends on our preferred stock provided there is then no event of default. In addition to other defaults customary for facilities of this type, defaults on other debt, or bankruptcy, of Xerox Corporation or certain of our subsidiaries would constitute defaults under the New Credit Facility.

The New Credit Facility also contains financial covenants which the Old Revolver did not contain, including:

•	Minimum EBITDA, as defined (based on rolling four quarters)

•	Maximum leverage (total adjusted debt divided by EBITDA)

•	Maximum capital expenditures (annual test)

•	Minimum consolidated net worth, as defined (quarterly test)

At September 30, 2002, we are in compliance with all aspects of the New Credit Facility including financial covenants. Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

Summary - Financial Flexibility and Liquidity:
With $2.3 billion of cash and cash equivalents on hand at September 30, 2002, we believe our liquidity (including operating and other cash flows we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months.  Our ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

We also expect that our ability to fully access commercial paper and other unsecured public debt markets will depend upon improvements in our debt ratings, which in turn depend on (1) our ability to demonstrate sustained profitability growth and operating cash generation and (2) continued progress on our vendor financing initiatives. Until such time, we expect some bank lines to continue to be unavailable, and we intend to access other segments of the capital markets as business conditions allow, which could provide significant sources of additional funds until full access to the unsecured public debt markets is restored.

Special Purpose Entities

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special-purpose entities (“SPEs”) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. None of our officers, directors or employees or those of any of our subsidiaries or affiliates hold any direct or indirect ownership interests in any of these SPEs. We typically act as service agent and collect the securitized receivables on behalf of the securitization investors. Under certain circumstances, including the downgrading of our debt ratings by one or more rating agencies, we can be terminated as servicing agent, in which event the SPEs may engage another servicing agent and we would cease to receive a servicing fee. Although the debt rating downgrade provisions have been triggered in some of our securitization agreements, the securitization investors and/or their agents have not elected to remove us as administrative servicer as of this time. We are not liable for non-collection of securitized receivables or otherwise required to make payments to the SPEs except to the limited extent that the securitized receivables did not meet specified eligibility criteria at the time we sold the receivables to the SPEs or we fail to observe agreed-upon credit and collection policies and procedures.

Most of our SPE transactions were accounted for as borrowings, with the debt and related assets remaining on our balance sheets. Specifically, in addition to the July 2001 asset-backed notes transaction and the U.S. and Canadian loans from GE discussed above, which utilized SPEs as part of their structures, we have entered into the following similar transaction which was accounted for as debt on our balance sheets:

•

In the third quarter 2000, XCC securitized certain finance receivables in the United States, generating gross proceeds of $411 million. As of September 30, 2002, the remaining debt under this facility totaled approximately $38 million.

We have also entered into the following SPE transactions which were accounted for as sales of receivables:

•

In 2000, Xerox Corporation and Xerox Canada Limited (XCL) securitized certain accounts receivable in the US and Canada, generating gross proceeds of $315 million and $38 million, respectively. In May 2002, a Moody’s downgrade constituted an event of termination under the US agreement, which we have allowed to terminate in October 2002. In February 2002, the Canadian facility was reduced in order to make certain receivables eligible under the GE Canadian transaction described above. Also in February 2002, a downgrade of our Canadian debt by Dominion Bond Rating Service caused the Canadian counterparty to withdraw its waiver, in turn causing the remaining Canadian facility at that time to enter into wind-down mode. This facility was subsequently fully repaid.

•

In 1999, XCL securitized certain finance receivables, generating gross proceeds of $345 million. At September 30, 2002, the remaining obligations in this facility totaled $44 million, and we expect them to be fully paid in 2002. This is the only outstanding SPE transaction with recourse provisions that could be asserted against us.

In summary, at September 30, 2002, amounts owed by these receivable-related SPEs to their investors totaled $2,889 million, of which $275 million represented transactions we treated as asset sales, and the remaining $2,614 million is reported as Debt in our Condensed Consolidated Balance Sheet. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 6 to the Consolidated Financial Statements of our 2001 Annual Report. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 17 to the Consolidated Financial Statements in our 2001 Annual Report for a detailed description of these transactions.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Financial Risk Management

We are typical of multinational corporations because we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Accordingly, we have historically entered into derivative contracts, including interest rate swap agreements, forward exchange contracts and foreign currency swap agreements, to manage such interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. We enter into our derivative instruments solely to hedge economic exposures; we do not enter into such transactions for trading purposes, and we employ long-standing policies requiring that we use derivative instruments only to achieve a set of very limited risk-management objectives.

Our ability to currently enter into new derivative contracts is restricted due to our credit ratings. Therefore, we are currently unable to fully employ our historical risk management practices, especially with respect to interest rate management.

Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar. For each of our legal entities, we have historically hedged a significant portion of all foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. Despite our current credit ratings, we have been able to restore a significant level of capacity to enter into currency related derivative contracts. Although we are still unable to hedge all of our currency exposures, we are currently utilizing the reestablished capacity to hedge currency exposures related to our foreign currency denominated debt. We anticipate continued volatility in our results of operations due to market changes in interest rates and foreign currency rates which we are currently unable to hedge.

Due to our credit ratings, many of our derivative contracts and several other material contracts at September 30, 2002  require us to post cash collateral or maintain minimum cash balances in escrow.  These cash amounts are reported in our consolidated balance sheets as Deferred taxes and other current assets or Other long-term assets, depending on when the cash will be contractually released. Such restricted cash amounts totaled $732 million at September 30, 2002.

Xerox Corporation
Management’s Discussion and Analysis of
Results of Operations and Financial Condition

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

The information set forth under the caption “Financial Risk Management” on page 48 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this item.

Item 4.   Controls and Procedures

(a)

Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q they have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.

(b)	There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

The information set forth under Note 12 “Litigation and Regulatory Matters” contained in the “Notes to the Condensed Consolidated Financial Statements” on pages 24 to 29 of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

Item 2.   Changes in Securities

During the quarter ended September 30, 2002, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the Act).

(a)	Securities issued on July 1, 2002, Registrant issued 12,332 shares of Common stock, par value $1 per share.

(b)

No underwriters participated. The shares were issued to each of the nonemployee Directors of Registrant: A.A. Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, M.R. Seger and T.C. Theobald.

(c)

The shares were issued at a deemed purchase price of $6.97 per share (aggregate price $85,925), based upon the market value on the date of issuance, in payment of the quarterly Directors’ fees pursuant to Registrant’s Restricted Stock Plan for Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on September 9, 2002 at Sheraton Stamford Hotel, 2701 Summer Street, Stamford, Connecticut.

Proxies for the meeting were solicited on behalf of the Board of Directors of Xerox Corporation pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement, and all nominees were elected.

At the meeting, votes were cast upon the election of directors, election of independent auditors and approval of an increase in authorized shares of common stock as described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal 1 - Election of directors for the ensuing year.

Name	For	Withheld Vote

Antonia Ax:son Johnson	631,087,836	41,941,152
Vernon E. Jordan, Jr.	621,933,572	51,095,416
Yotaro Kobayashi	632,819,432	40,209,556
Hilmar Kopper	580,393,045	92,635,943
Ralph S. Larsen	631,859,293	41,169,695
Anne M. Mulcahy	634,981,920	38,047,068
N. J. Nicholas, Jr.	644,679,622	28,349,366
John E. Pepper	580,178,959	92,850,029

Proposal 2 - Election of Independent Auditors.
For -	653,917,536
Against -	14,811,290
Abstain -	4,300,162
Broker Non-vote-	—

Proposal 3 - Approval of Increase in Authorized Shares of Common Stock

For -	612,835,342
Against -	52,055,884
Abstain -	8,137,762
Broker Non-vote-	—

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

Exhibit 3(a) — Certificate of Amendment of the Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on September 10, 2002.

Exhibit 3(b) — By-Laws of Registrant, amended through September 1, 2002.

Exhibit 12 — Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 99.1 — Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)

Current Reports on Form 8-K dated July 1, 2002, July 11, 2002, July 12, 2002, August 9, 2002, August 27, 2002 and September 11, 2002 were filed during the quarter for which this Quarterly Report on Form 10-Q is filed. All of these Current Reports (other than the Current Report on Form 8-K dated August 9, 2002 which was filed under Item 9 “Regulation FD Disclosure”) were filed under Item 5 “Other Events.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION
(Registrant)

Date: November 7, 2002	By	/s/ GARY R. KABURECK

Gary R. Kabureck Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Anne M. Mulcahy, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Xerox Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 7, 2002

Anne M. Mulcahy Principal Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Xerox Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 7, 2002

Lawrence A. Zimmerman Principal Financial Officer