Form 10-K/A
period 2001-12-31
XEROX CORP
filed 2002-11-12
CIK 108772

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 4

(Mark One)

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended: December 31, 2001

[_]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from:    to 1-4471 (Commission File Number)

XEROX CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0468020
(State of incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 1600, Stamford, Connecticut
(Address of principal executive offices)

06904
(Zip Code)

Registrant’s telephone number, including area code:    (203) 968-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange Chicago Stock Exchange

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
Yes: [X]    No:  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[_]

The aggregate market value of the voting stock of the registrant held by non-affiliates as of October 31, 2002 was: $4,882,382,823.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2002
Common Stock, $1 par value	735,298,618 Shares

Documents Incorporated By Reference:

Portions of the following documents are incorporated herein by reference:

Document	Part of 10-K/A In Which Incorporated by Reference
Xerox Corporation 2001 Annual Report to Shareholders	I & II

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1) Index to financial statements and financial statement schedules, filed as part of this report:

Financial Statements

Report of Independent Accountants

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2001

Notes to Consolidated Financial Statements

Financial Statement Schedules

I—Financial Statements of Fuji Xerox Co., Ltd. and Subsidiaries (financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

Consolidated Balance Sheets as of March 31, 2002 and 2001

Consolidated Statements of Income for the year ended March 31, 2002, the three month period ended March 31, 2001 and the year ended December 31, 2000

Consolidated Statements of Comprehensive Income for the year ended March 31, 2002, the three month period ended March 31, 2001 and the year ended December 31, 2000

Consolidated Statements of Stockholders’ Equity for the year ended March 31, 2002, the three month period ended March 31, 2001 and the year ended December 31, 2000

Consolidated Statements of Cash Flows for the year ended March 31, 2002, the three month period ended March 31, 2001 and the year ended December 31, 2000

Notes to Consolidated Financial Statements

Financial Statements of Fuji Xerox Co., Limited (financial statements required by

2

Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Income for each of the years in the two-year period ended December 31, 2000 and 1999

Consolidated Statements of Comprehensive Income for each of the years in the two-year period ended December 31, 2000 and 1999

Consolidated Statements of Stockholders’ Equity for each of the years in the two-year period ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

II—Valuation and qualifying accounts.

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

(b)
Current Reports on Form 8-K dated October 2, 2001, October 3, 2001, October 12, 2001, November 16, 2001, November 19, 2001, November 20, 2001, November 27, 2001, December 20, 2001 and December 27, 2001 reporting Item 5 “Other Events” and a Current Report on Form 8-K dated September 28, 2001 (filed October 5, 2001) reporting Item 4 “Changes in Registrant’s Certifying Accountant” and Item 5 “Other Events” were filed during the last quarter of the period covered by this Report.

(c)	Exhibit 99.1 — Certification of CEO and CFO Pursuant to 18 U.S.C.§ 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(d)
The financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b), including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons, (2) separate financial statements of affiliates whose securities are pledged as collateral, and (3) schedules, are filed under Item 15(a) of this Report which are incorporated herein by reference.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

By:	/S/ GARY R. KABURECK

Assistant Controller and Chief Accounting Officer

November 12, 2002

4

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Anne M. Mulcahy, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment No. 4) of Xerox Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

November 12, 2002

/S/ ANNE M. MULCAHY
Anne M. Mulcahy
Principal Executive Officer

5

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment No. 4) of Xerox Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

November 12, 2002

/S/ LAWRENCE A. ZIMMERMAN
Lawrence A. Zimmerman
Principal Financial Officer

6

SCHEDULE I

Financial Statements of Fuji Xerox Co., Limited

(Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

Consolidated Financial Statements

Fuji Xerox Co., Ltd. and Subsidiaries

March 31, 2002
(unaudited)

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Balance Sheets
(unaudited)

	March 31

	2002	2001

	(Millions of yen)
Assets
Current assets:
Cash and cash equivalents	¥49,821	¥37,026
Marketable securities (Note 4)	30	33
Receivables (Notes 5 and 20)	191,301	190,037
Finance receivables (Note 6)	27,069	24,949
Inventories (Note 7)	81,146	94,657
Prepaid expenses and other current assets (Notes 8 and 15)	28,106	24,537

Total current assets	377,473	371,239
Finance receivables (Note 6)	53,694	50,401
Investments (Notes 4 and 9)	47,608	51,617
Net property, plant and equipment (Note 10)	182,343	185,480
Deferred income taxes (Note 15)	42,804	24,704
Goodwill, less accumulated amortization (Notes 11 and 24)	98,839	86,147
Other assets	43,429	42,410

Total assets	¥846,190	¥811,998

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt (Note 12)	¥90,730	¥171,357
Payables (Notes 14 and 20)	130,985	131,817
Accrued income taxes (Note 15)	7,996	8,525
Accrued expenses and other current liabilities (Note 16)	68,517	60,261

Total current liabilities	298,228	371,960
Long-term debt (Note 12)	107,997	48,284
Retirement and severance benefits (Note 17)	116,370	79,706
Commitments and contingencies (Notes 13 and 23)
Minority interests	25,317	23,527
Stockholders’ equity (Note 18):
Common stock, with no par value:
Authorized - 80,000,000 shares Issued - 40,000,000 shares	20,000	20,000
Retained earnings	304,588	284,236
Accumulated other comprehensive income (loss) (Note 19)	(26,310)	(15,715)

Total stockholders’ equity	298,278	288,521

Total liabilities and stockholders’ equity	¥846,190	¥811,998

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Year ended March 31, 2002	Three-month period ended March 31, 2001	Year ended December 31, 2000

	(Millions of yen)
Operating revenue (Note 20):
Sales	¥310,311	¥69,833	¥316,156
Service and rentals	347,663	83,682	339,947
Other	284,856	68,201	249,530

	942,830	221,716	905,633
Costs and expenses (Note 20):
Cost of sales	228,024	50,291	229,476
Cost of service and rentals	132,691	34,065	124,852
Other	177,176	42,800	153,190

	537,891	127,156	507,518
Research and development expenses	64,167	16,348	66,322
Selling, general and administrative expenses	297,523	72,269	299,025

	899,581	215,773	872,865

Operating income	43,249	5,943	32,768
Other income (expenses):
Interest and dividend income	6,745	1,726	6,590
Interest expenses	(4,959)	(1,479)	(5,041)
Exchange gains (losses), net	2,971	22	(1,330)
Other, net	(6,854)	(871)	1,769

	(2,097)	(602)	1,988

Income before income taxes and minority interests	41,152	5,341	34,756
Income taxes (Note 15):
Current	22,601	6,698	12,656
Deferred	(6,751)	(3,227)	3,074

	15,850	3,471	15,730

Income before minority interests	25,302	1,870	19,026
Minority interests	4,424	752	3,903

Income before cumulative effect of change in accounting principle	20,878	1,118	15,123
Cumulative effect of change in accounting for derivative instruments and hedging activities, net (Note 2)	—	197	—

Net income	¥20,878	¥1,315	¥15,123

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income
(unaudited)

	Year ended March 31, 2002	Three-month period ended March 31, 2001	Year ended December 31, 2000

	(Millions of yen)
Net income	¥20,878	¥1,315	¥15,123
Other comprehensive income (loss), net of taxes (Note 19):
Change in net unrealized gains on securities	(104)	(18)	(3,075)
Change in net unrealized derivative gains	(493)	505	—
Foreign currency translation adjustments	9,299	4,214	5,354
Minimum pension liability adjustments	(19,297)	(3,107)	(6,169)

	(10,595)	1,594	(3,890)

Net comprehensive income	¥10,283	¥2,909	¥11,233

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 1999	¥20,000	¥283,798	¥(13,419)	¥290,379
Comprehensive income (loss):
Net income	—	15,123	—	15,123
Other (Note 19)	—	—	(3,890)	(3,890)
Cash dividends (Note 18)	—	(8,000)	—	(8,000)

Balance at December 31, 2000	20,000	290,921	(17,309)	293,612
Comprehensive income (loss):
Net income	—	1,315	—	1,315
Other (Note 19)	—	—	1,594	1,594
Cash dividends (Note 18)	—	(8,000)	—	(8,000)

Balance at March 31, 2001	20,000	284,236	(15,715)	288,521
Comprehensive income (loss):
Net income	—	20,878	—	20,878
Other (Note 19)	—	—	(10,595)	(10,595)
Cash dividends (Note 18)	—	(526)	—	(526)

Balance at March 31, 2002	¥20,000	¥304,588	¥(26,310)	¥298,278

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Year ended March 31, 2002	Three-month period ended March 31, 2001	Year ended December 31, 2000

	(Millions of yen)
Operating activities
Net income	¥20,878	¥1,315	¥15,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,406	17,734	63,386
Loss on disposal of inventories	4,537	582	2,534
Gain on sales of marketable securities	(223)	—	(3,182)
Write down of marketable securities	1,459	167	707
Increase (decrease) in retirement and severance benefits	2,860	(1,205)	(20,771)
Deferred income taxes	(6,751)	(3,227)	3,074
Loss on disposal of property, plant and equipment	8,026	1,861	8,388
Equity in earnings of affiliates, less dividends	(1,569)	(338)	(1,091)
Minority interests in earnings of subsidiaries	4,424	752	3,903
Changes in operating assets and liabilities:
Receivables	4,204	7,532	(11,639)
Finance receivables	2,656	2,732	(1,774)
Inventories	13,167	(10,996)	(5,913)
Payables	(7,845)	(7,466)	2,869
Accrued income taxes	(1,545)	(308)	2,022
Accrued expenses and other current liabilities	9,026	8,056	(5,662)
Other, net	5,326	(1,264)	10,160

Net cash provided by operating activities	126,036	15,927	62,134
Investing activities
Proceeds from sales of property, plant and equipment	603	140	2,143
Capital expenditures	(54,790)	(10,802)	(65,270)
Payments for purchases of software	(13,960)	(523)	(18,758)
Payments for purchases of marketable and investment securities	(984)	(1,144)	(1,029)
Proceeds from sales of marketable and investment securities	376	131	3,954
Payments for acquisitions of businesses, net of cash acquired	(14,857)	—	(66,189)
Other, net	5,155	1,520	4,270

Net cash used in investing activities	(78,457)	(10,678)	(140,879)
Financing activities
Proceeds from long-term debt	64,666	24,430	54,461
Repayments of long-term debt	(30,891)	(38,281)	(33,990)
(Decrease) increase in short-term debt, net	(41,987)	9,814	56,981
(Decrease) increase in commercial paper, net	(27,000)	5,000	(25,000)
Dividends paid	(526)	(8,000)	(8,000)

Net cash (used in) provided by financing activities	(35,738)	(7,037)	44,452
Effect of exchange rate changes on cash and cash equivalents	954	248	273

Net increase (decrease) in cash and cash equivalents	12,795	(1,540)	(34,020)
Cash and cash equivalents at beginning of period	37,026	38,566	72,586

Cash and cash equivalents at end of period	¥49,821	¥37,026	¥38,566

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

March 31, 2002

1.  Description of Business

Fuji Xerox Co., Ltd. (the “Company”) was established as a joint venture owned equally by Fuji Photo Film Co., Ltd. and Xerox Limited of the United Kingdom, a 100%-owned subsidiary of Xerox Corporation. On March 30, 2001, Fuji Photo Film Co., Ltd. acquired an additional 25% interest through the acquisition of shares from Xerox Limited. After the acquisition, Fuji Photo Film Co., Ltd. became the controlling stockholder.

The Company’s territory, as established by Xerox Corporation, extends to the Asia Pacific and Oceania regions and the Company has five factories in Japan, two in China (Shenzhen and Shanghai) and one in Korea.

The Company’s principal business is the manufacture and sale of office automation equipment such as copiers and low-end laser printers and providing related services, collectively referred to as the Document Services Business. Other businesses include logistics and educational services which are not significant.

Domestic revenues and overseas revenues from Southeast Asia, Oceania and other regions based on the location of customers represented 79% and 21% of total revenues, respectively, for the year ended March 31, 2002.

2.  Summary of Significant Accounting Policies

The Company and its domestic subsidiaries maintain their records and prepare their financial statements in accordance with accounting principles generally accepted in Japan. The Company’s foreign subsidiaries maintain their records and prepare their financial statements in conformity with the conventions of their countries of domicile. Certain reclassifications and adjustments have been incorporated in the consolidated financial statements to conform them to accounting principles generally accepted in the United States of America. These adjustments have not been recorded in the Company’s statutory books of account.

Significant accounting policies, after reflecting the adjustments referred to above, are summarized as follows:

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

2.  Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

Foreign currency financial statements have been translated into Japanese yen at the rates of exchange in effect at the balance sheet date for assets and liabilities and the average exchange rates prevailing during the period for revenue and expense items. Gains and losses resulting from foreign currency transactions are included in other income (expenses), and those resulting from translation of foreign currency financial statements are excluded from the statements of income and are accumulated in other comprehensive income (loss), a separate component of stockholders’ equity.

Cash Equivalents

The Company considers all highly liquid investments which are readily convertible into cash and have original maturities of three months or less to be cash equivalents.

Marketable Securities and Investment Securities

The Company has classified its marketable and investment securities as available-for-sale which are reported at fair value with unrealized gains and losses, net of related taxes, excluded from the statement of income and included in other comprehensive income (loss) to be reported as a separate component of stockholders’ equity. The Company does not hold any trading securities or held-to-maturity securities. Realized gains and losses on the sale of available-for-sale securities are determined by the moving-average method.

Inventories

Inventories are valued at the lower of cost or market with cost generally being determined by the average method.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

2.  Summary of Significant Accounting Policies (continued)

Depreciation

Depreciation of property, plant and equipment is computed principally by the declining balance method based on estimated useful lives, except for the rental machines acquired on or after January 1, 1999 and buildings acquired on or after April 1, 1998. Depreciation of the rental machines acquired on or after January 1, 1999 and buildings acquired on or after April 1, 1998 is computed by the straight-line method. The following summarizes the estimated useful lives of property, plant and equipment by major class:

Rental machines	2 – 3 years
Buildings and structures	3 – 50
Machinery and equipment	4 – 17
Vehicles	3 – 7
Tools, furniture and fixtures	2 – 20

Goodwill and Long-Lived Assets

Goodwill, which represents the excess of purchase price over the fair value of the net assets acquired, is being amortized on a straight-line basis over the periods of 20 to 40 years, except for that acquired in a business combination completed after June 30, 2001. Long-lived assets and goodwill are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount may not be fully recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. An impairment loss, equal to the difference between the assets’ fair value and their carrying value, is recognized when the estimated future cash flows are less than their carrying amount.

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. The Company will adopt FAS 142 on April 1, 2002 and is currently assessing the financial impact of the impairment of goodwill and other intangible assets.

Revenue Recognition

Generally, revenue is recognized after services are rendered or products are shipped. Revenue from sales-type leases is recognized at the inception of the lease. Associated interest income is recognized using the interest method with the allocation based on the net investment in outstanding leases. Revenue from other leases is accounted for as operating leases; the rentals under such leases are included in revenue as earned over the terms of the respective leases.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

2.  Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company includes shipping and handling costs, which totaled ¥13,456 million for the year ended March 31, 2002, ¥3,205 million for the three-month period ended March 31, 2001, and ¥12,870 million for the year ended December 31, 2000, in selling, general and administrative expenses.

Advertising Costs

Included in selling, general and administrative expenses are advertising costs which are expensed as incurred. Advertising costs amounted to ¥8,114 million for the year ended March 31, 2002, ¥2,094 million for the three-month period ended March 31, 2001, and ¥10,325 million for the year ended December 31, 2000.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the period in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Derivative Financial Instruments

The Company and certain of its subsidiaries have entered into foreign exchange contracts and interest rate agreements for hedging currency and interest rate exposures. These instruments include forward foreign exchange contracts, currency swap agreements and interest rate swap agreements.

Effective January 1, 2001, the Company adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS 138. FAS 133 established accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Upon adoption of FAS 133, the Company recorded a gain of ¥197 million, net of the related income tax effect, as the net transition adjustment in the consolidated statement of income and a net transition gain of ¥376 million, net of the related income tax effect, in accumulated other comprehensive income.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

2.    Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments (continued)

Prior to the adoption of FAS 133, the change in the value of forward foreign exchange contacts or currency swap contracts hedging existing assets and liabilities denominated in foreign currencies were offset by the foreign exchange gains or losses of the underlying assets or liabilities being hedged. The discounts or premiums on the instruments were amortized over the lives of the contracts using the straight-line method. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense.

Reclassifications

Certain reclassifications of prior periods’ financial statements and related footnote amounts have been made to conform with the current year presentation.

3.    Change in Fiscal Year-End

The Company changed the date of its fiscal year-end from December 31 to March 31 effective the fiscal year ended March 31, 2001. Accordingly, the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows are presented for the year ended March 31, 2002, the three-month period ended March 31, 2001 and the year ended December 31, 2000.

4.    Marketable Securities and Investment Securities

Marketable securities and investment securities consist of available-for-sale securities. The cost, gross unrealized gains, gross unrealized losses, and fair value for such securities by major security type at March 31, 2002 and 2001 are summarized as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

	(Millions of yen)
March 31, 2002
Marketable securities:
Bank debt securities	¥30	¥—	¥—	¥30

Investment securities:
Japanese and foreign government debt securities	¥100	¥11	¥—	¥111
Corporate debt securities	30	—	3	27
Equity securities	1,841	460	205	2,096

	¥1,971	¥471	¥208	¥2,234

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

4.    Marketable Securities and Investment Securities (continued)

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

	(Millions of yen)
March 31, 2001
Marketable securities:
Bank debt securities	¥33	¥—	¥—	¥33

Investment securities:
Japanese and foreign government debt securities	¥100	¥14	¥—	¥114
Corporate debt securities	30	—	2	28
Equity securities	2,308	740	334	2,714

	¥2,438	¥754	¥336	¥2,856

The difference between the amounts disclosed above for investment securities and the amounts shown at Note 9 are due to certain non-listed equity securities which are carried at cost but are reduced to net realizable value for other-than-temporary declines in market value.

Gross realized losses on available-for-sale securities, which include the gross unrealized losses considered as other-than-temporary, were ¥1,459 million for the year ended March 31, 2002, ¥167 million for the period ended March 31, 2001, and ¥707 million for the year ended December 31, 2000. Proceeds from the sales of available-for-sale securities for the year ended March 31, 2002, the period ended March 31, 2001 and the year ended December 31, 2000 were ¥376 million, ¥131 million and ¥3,954 million, respectively. Of those sales, gross realized gains from the sales of available-for-sale securities for the years ended March 31, 2002 and December 31, 2000 were ¥223 million and ¥3,182 million, respectively. Such gains for the period ended March 31, 2001 were insignificant. Realized gains and losses and declines in value considered as other-than-temporary are included in other income (expenses).

Net unrealized gains on available-for-sale securities, net of the related taxes, decreased by ¥104 million, ¥18 million and ¥3,075 million for the year ended March 31, 2002, the period ended March 31, 2001, and the year ended December 31, 2000, respectively.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

4.    Marketable Securities and Investment Securities (continued)

The cost and estimated fair value of debt securities at March 31, 2002, by contractual maturity, are shown below. The expected maturities based on contract terms may differ from the actual maturities because the issuers of the securities may have the right to prepay the obligations without penalties.

	Cost	Fair value

	(Millions of yen)
Due within one year	¥30	¥30
Due after one year through five years	130	138

	¥160	¥168

5.    Receivables

Receivables at March 31, 2002 and 2001 are summarized as follows:

	March 31

	2002	2001

	(Millions of yen)
Trade:
Notes	¥12,766	¥12,786
Accounts	168,933	167,714
Other	12,341	11,390

	194,040	191,890
Less allowance for doubtful receivables	(2,739)	(1,853)

	¥191,301	¥190,037

6.    Finance Receivables

Finance receivables represent receivables recorded on sales-type leases resulting from the marketing of the Company’s equipment. The components of finance receivables at March 31, 2002 and 2001 are as follows:

	March 31

	2002	2001

	(Millions of yen)
Gross receivables	¥99,555	¥91,601
Unearned income	(15,608)	(14,487)
Unguaranteed residual value	47	433
Less allowance for doubtful receivables	(3,231)	(2,197)

	80,763	75,350
Less current portion	(27,069)	(24,949)

	¥53,694	¥50,401

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

6.    Finance Receivables (continued)

The future minimum lease payments to be received under sales-type leases as of March 31, 2002 are summarized as follows:

(Millions of yen)

Year ending March 31:
2003	¥35,960
2004	26,101
2005	19,708
2006	12,331
2007	4,885
2008 and thereafter	570

Total future minimum lease payments	¥99,555

7.    Inventories

Inventories at March 31, 2002 and 2001 are summarized as follows:

	March 31

	2002	2001

	(Millions of yen)
Merchandise	¥49,236	¥62,104
Parts	5,349	6,637
Raw materials	10,409	9,955
Work in process	10,789	10,180
Supplies	5,363	5,781

	¥81,146	¥94,657

8.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2002 and 2001 comprise the following:

	March 31

	2002	2001

	(Millions of yen)
Advance payments	¥1,072	¥1,016
Deferred income taxes – current	20,245	14,990
Other	6,789	8,531

	¥28,106	¥24,537

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

9.    Investments

Investments at March 31, 2002 and 2001 are summarized as follows:

	March 31

	2002	2001

	(Millions of yen)
Investments in affiliates	¥15,164	¥14,725
Investment securities	4,354	5,235
Lease deposits and other	28,090	31,657

	¥47,608	¥51,617

10.  Property, Plant and Equipment

Property, plant and equipment at March 31, 2002 and 2001 are summarized as follows:

	Cost	Accumulated depreciation	Net book value

	(Millions of yen)
March 31, 2002
Rental machines	¥85,661	¥58,157	¥27,504
Land	22,623	—	22,623
Buildings and structures	155,333	89,358	65,975
Machinery and equipment	59,081	40,799	18,282
Vehicles	3,840	3,007	833
Tools, furniture and fixtures	185,205	140,775	44,430
Construction in progress	2,696	—	2,696

	¥514,439	¥332,096	¥182,343

March 31, 2001
Rental machines	¥84,214	¥50,778	¥33,436
Land	20,340	—	20,340
Buildings and structures	146,159	80,189	65,970
Machinery and equipment	53,560	36,422	17,138
Vehicles	4,607	3,203	1,404
Tools, furniture and fixtures	168,975	125,737	43,238
Construction in progress	3,954	—	3,954

	¥481,809	¥296,329	¥185,480

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

11.  Goodwill

The cost, accumulated amortization and net book value of goodwill at March 31, 2002 and 2001 are summarized as follows:

	March 31

	2002	2001

	(Millions of yen)
Cost	¥110,891	¥93,864
Accumulated amortization	12,052	7,717

Net book value	¥98,839	¥86,147

12.  Short-Term Debt and Long-Term Debt

Short-term debt at March 31, 2002 and 2001 are summarized as follows:

	March 31

	2002	2001

	(Millions of yen)
Short-term debt, mainly to banks	¥74,690	¥110,466
Commercial paper	3,000	30,000
Current installments of long-term debt	13,040	30,891

	¥90,730	¥171,357

The weighted average interest rates on short-term debt outstanding at March 31, 2002 and 2001 were 3.2% and 2.2%, respectively.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

12.  Short-Term Debt and Long-Term Debt (continued)

Long-term debt at March 31, 2002 and 2001 consist of the following:

	March 31

	2002	2001

	(Millions of yen)
Unsecured loans from banks and insurance companies due 2003 to 2012, with interest rates ranging from 0.1% to 8.7% in 2002 and 0.7% to 12.8% in 2001	¥60,208	¥39,275
Unsecured yen medium term notes:
0.77% medium term notes, due 2002	—	3,000
Medium term notes, due 2003, with interest rates of 0.25% in 2002 and 0.28% in 2001	5,000	5,000
1.49% medium term notes, due 2004	5,000	5,000
0.94% medium term notes, due 2004	3,200	3,200
0.20% medium term notes, due 2005	3,000	—
1.99% medium term notes, due 2006	5,000	5,000
0.33% medium term notes, due 2002	—	3,700
Unsecured yen bonds:
0.62% bonds, due 2007	3,000	—
0.65% bonds, due 2007	7,500	—
1.63% bonds, due 2008	5,000	5,000
1.01% bonds, due 2009	6,100	—
1.01% bonds, due 2009	2,000	—
1.99% bonds, due 2011	10,000	10,000
1.52% bonds, due 2012	3,000	—
Other	3,029	—

	121,037	79,175
Less current installments	(13,040)	(30,891)

Long-term debt, excluding current installments	¥107,997	¥48,284

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

12.  Short-Term Debt and Long-Term Debt (continued)

The aggregate annual maturities of long-term debt outstanding at March 31, 2002 are as follows:

(Millions of yen)

Year ending March 31:
2003	¥13,040
2004	14,599
2005	6,427
2006	6,102
2007	22,805
2008 and thereafter	58,064

¥121,037

As is customary in Japan, both short-term and long-term bank loans are made under general agreements which provide that security and guarantees for present and future indebtedness will be given upon request of the bank, and that the bank shall have the right to offset cash deposits against obligations that have become due or, in the event of default, against all obligations due to the bank.

13.  Lease Commitments

The Company and its subsidiaries occupy certain offices and other facilities and use certain equipment under operating lease arrangements. The future minimum lease payments required under operating leases which, at March 31, 2002, have initial or remaining noncancelable lease term in excess of one year are summarized as follows:

(Millions of yen)

Year ending March 31:
2003	¥2,600
2004	1,900
2005	1,017
2006	446
2007	246
2008 and thereafter	72

Total future minimum lease payments	¥6,281

Rental expenses under operating leases for the year ended March 31, 2002, the period ended March 31, 2001 and the year ended December 31, 2000 were ¥31,010 million, ¥7,862 million and ¥30,744 million, respectively.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

14.  Payables

Payables at March 31, 2002 and 2001 are summarized as follows:

	March 31

	2002	2001

	(Millions of yen)
Notes	¥14,834	¥26,291
Accounts	116,151	105,526

	¥130,985	¥131,817

15.  Income Taxes

Income taxes applicable to the Company and its domestic subsidiaries comprise corporation, inhabitants’ and enterprise taxes which, in the aggregate, resulted in a statutory tax rate of approximately 42%.

The effective tax rates reflected in the consolidated statements of income for the year ended March 31, 2002, the three-month period ended March 31, 2001 and the year ended December 31, 2000 differ from the statutory tax rate due to the following reasons:

	Percent of pretax earnings

	Year ended March 31, 2002	Three-month period ended March 31, 2001	Year ended December 31, 2000

Japanese statutory tax rate	42.0%	42.0%	42.0%
Expenses not deductible for tax purposes	2.7	12.3	4.1
Reversal of prior years’ accruals	(5.4)	—	—
Other	(0.8)	10.7	(0.8)

Effective tax rates	38.5%	65.0%	45.3%

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

15.  Income Taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2002 and 2001 are presented below:

	March 31

	2002	2001

	(Millions of yen)
Deferred tax assets:
Inventory reserve	¥4,987	¥5,053
Intercompany profit on inventory	2,791	2,839
Depreciation of property, plant and equipment	5,547	3,833
Investments and other assets	4,737	3,797
Accrued bonus	7,120	4,301
Compensated absences	2,047	1,664
Retirement and severance benefits	14,977	13,022
Minimum pension liability adjustments	21,474	6,717
Net operating loss carryforwards	885	318
Other	8,816	8,558

	73,381	50,102
Less valuation allowance	(314)	(666)

Total deferred tax assets	73,067	49,436

Deferred tax liabilities:
Net unrealized gains on marketable securities and investment securities	(110)	(176)
Net unrealized derivative gains	(9)	(366)
Reserve for tax purposes	(1,793)	(2,406)
Lease accounting	(3,207)	(269)
Accelerated depreciation	(1,657)	(1,410)
Other	(3,242)	(5,115)

Total deferred tax liabilities	(10,018)	(9,742)

Net deferred tax assets	¥63,049	¥39,694

Net deferred tax assets at March 31, 2002 and 2001 are reflected in the accompanying consolidated balance sheets under the following captions:

	March 31

	2002	2001

	(Millions of yen)
Prepaid expenses and other current assets	¥20,245	¥14,990
Deferred income taxes	42,804	24,704

	¥63,049	¥39,694

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

15.  Income Taxes (continued)

The net change in the total valuation allowance was a decrease of ¥352 million for the year ended March 31, 2002, an increase of ¥20 million for the three-month period ended March 31, 2001 and a decrease of ¥628 million for the year ended December 31, 2000.

At March 31, 2002, certain subsidiaries of the Company have net operating loss carryforwards for income tax purposes amounting to ¥3,403 million, which are available to offset against future taxable income, if any. Approximately ¥1,898 million of the operating losses will expire through 2007 while the remainder has an indefinite carryforward period.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries amounting to approximately ¥32,861 million at March 31, 2002 as the Company considers such earnings to be permanently invested. Deferred income taxes have also not been provided on undistributed earnings of its domestic subsidiaries as such earnings, if distributed in the form of dividends, are not taxable under present tax laws.

16.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at March 31, 2002 and 2001 comprise the following:

	March 31

	2002	2001

	(Millions of yen)
Accrued expenses	¥53,252	¥41,764
Accrued royalty	3,119	3,001
Advances from customers	4,302	3,765
Other	7,844	11,731

	¥68,517	¥60,261

17.  Retirement and Severance Benefits

The Company and its domestic subsidiaries have funded and unfunded defined benefit severance plans. Under the plans, employees are entitled to lump-sum payments, or lump-sum and pension annuity payments, based on their current rate of pay and the length of service upon retirement or termination of employment for reasons other than dismissal for cause. The funding policy is to make actuarially determined contributions to provide the plans with sufficient assets to meet future benefit payment requirements.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

17.  Retirement and Severance Benefits (continued)

The Company and certain of its domestic subsidiaries also have defined benefit pension plans covering substantially all of their employees. The plan consists of two portions: a governmental welfare contributory plan (which would otherwise be provided by the Japanese government) and an additional non-contributory defined benefit plan. The pension benefits are determined based on years of service and compensation as stipulated in the pension plan’s regulations. This plan is funded in conformity with the requirements of the Welfare Pension Insurance Law of Japan. During the year ended March 31, 2002, the Company made certain amendments, which resulted in a decrease in the benefit obligation of ¥14,726 million.

Most foreign subsidiaries have various retirement plans, primarily defined contribution plans, covering substantially all of their employees. The funding policy for such defined contribution plans is to contribute annually an amount equal to a certain percentage of the participant’s annual salary.

Reconciliations of beginning and ending balances of the benefit obligations and the fair value of the plan assets, the funded status and amounts recognized in the consolidated balance sheets are as follows:

	March 31

	2002	2001

	(Millions of yen)
Changes in benefit obligations:
Benefit obligations at beginning of year	¥396,891	¥361,553
Service cost	18,795	4,716
Interest cost	11,810	2,931
Plan participants’ contributions	2,149	537
Plan amendment	(14,726)	—
Actuarial loss	39,800	29,497
Acquisition	1,135	—
Benefits paid	(4,345)	(2,343)

Benefit obligations at end of year	451,509	396,891
Changes in plan assets:
Fair value of plan assets at beginning of year	246,295	232,992
Actual (loss) return on plan assets	(8,718)	9,860
Acquisition	272	—
Employers’ contributions	21,030	4,713
Plan participants’ contributions	2,149	537
Benefits paid	(2,863)	(1,807)

Fair value of plan assets at end of year	258,165	246,295

Funded status	(193,344)	(150,596)
Unrecognized net actuarial loss	153,548	97,919
Unrecognized prior service costs (credit)	(17,266)	(2,674)
Unrecognized net transition obligation	2,364	5,166

Net amount recognized	¥(54,698)	¥(50,185)

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

17.  Retirement and Severance Benefits (continued)

	March 31

	2002	2001

	(Millions of yen)
Amounts recognized in the consolidated balance sheets consist of:
Retirement and severance benefits	¥(111,001)	¥(74,753)
Prepaid pension and severance costs	925	—
Additional minimum liability adjustments:
Intangible asset	4,249	8,575
Deferred tax assets - noncurrent	21,474	6,717
Minority interest	1,082	—
Accumulated other comprehensive loss, net of tax	28,573	9,276

Net amount recognized	¥(54,698)	¥(50,185)

The plan assets consist principally of corporate equity securities, government securities and corporate debt securities. Unrecognized prior service cost has been amortized on the straight-line method over the average remaining service period of employees expected to receive benefits under the plan.

Components of net periodic benefit cost for the year ended March 31, 2002, the three-month period ended March 31, 2001 and the year ended December 31, 2000 are as follows:

	Year ended March 31, 2002	Three-month period ended March 31, 2001	Year ended December 31, 2000

	(Millions of yen)
Components of net periodic benefit cost:
Service cost	¥18,795	¥4,716	¥15,558
Interest cost	11,810	2,931	11,016
Expected return on plan assets	(10,047)	(2,475)	(10,308)
Recognized net actuarial loss	2,946	983	680
Amortization of unrecognized prior service costs (credit)	(134)	(33)	(61)
Amortization of unrecognized net transition obligation	2,802	76	304

Net periodic benefit cost	¥26,172	¥6,198	¥17,189

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

17.  Retirement and Severance Benefits (continued)

The assumptions used in accounting for the plans are as follows:

	Year ended March 31, 2002	Three-month period ended March 31, 2001	Year ended December 31, 2000

Weighted-average discount rate	2.5%	3.0%	3.0%
Rate of future compensation increase	2.5%	2.5%	2.5%
Expected long-term rate of return on plan asset	4.0%	4.0%	4.0%

The increase in benefit obligations resulted from the change in the discount rate is included in actuarial loss in the table of changes in benefit obligations presented above.

Payments to directors and statutory auditors, corporate officers and part-time employees are based on separate plans. Amounts of ¥5,369 million and ¥4,953 million have been accrued as of March 31, 2002 and 2001, respectively, and are included in the liability for retirement and severance benefits in the accompanying consolidated balance sheets.

Total charges to income for these benefits for the year ended March 31, 2002, the period ended March 31, 2001 and the year ended December 31, 2000 amounted to ¥27,127 million, ¥6,864 million and ¥18,543 million, respectively.

18.  Stockholders’ Equity

On October 1, 2001, an amendment (the “Amendment”) to the Commercial Code of Japan (the “Code”) became effective. The Amendment eliminates the stated par value of the Company’s outstanding shares which results in all outstanding shares having no par value as of October 1, 2001. The Amendment also provides that share issuances after September 30, 2001 will be of shares with no par value. Before the Amendment, the Company’s shares had a par value of ¥500 per share.

The Code provides that an amount equal to at least 10% of the amount to be disbursed as a distribution of earnings be appropriated to the legal reserve until the total of such reserve and the additional paid-in capital account equals 25% of the common stock account. The Code also provides to the extent that the sum of additional paid-in capital account and the legal reserve account exceed 25% of the common stock account then the amount of the excess (if any) is available for appropriations by resolution of the stockholders. Legal reserve amounting to ¥5,988 million is included in retained earnings in the consolidated balance sheet at March 31, 2002.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

18.  Stockholders’ Equity (continued)

Cash dividends charged to retained earnings during the year ended March 31, 2002, the period ended March 31, 2001 and the year ended December 31, 2000 represent dividends paid out during the period. The accompanying consolidated financial statements do not include any provision for cash dividends in the amount of ¥8,400 million proposed by the Company for the year ended March 31, 2002.

19.  Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) in the consolidated balance sheets at March 31, 2002 and 2001 are summarized as follows:

	March 31

	2002	2001

	(Millions of yen)
Net unrealized gains on securities	¥138	¥242
Net unrealized derivative gains	12	505
Foreign currency translation adjustments	2,113	(7,186)
Minimum pension liability adjustments	(28,573)	(9,276)

	¥(26,310)	¥(15,715)

Related tax effects allocated to each component of other comprehensive income (loss) for the year ended March 31, 2002, the period ended March 31, 2001 and the year ended December 31, 2000 are as follows:

	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount

	(Millions of yen)
Year ended March 31, 2002
Unrealized gains on securities:
Decrease in unrealized gains	¥(179)	¥76	¥(103)
Less reclassification adjustments	(1)	—	(1)

	(180)	76	(104)
Unrealized derivative gains:
Increase in unrealized derivative gains	658	(276)	382
Less reclassification adjustments	(1,508)	633	(875)

	(850)	357	(493)
Foreign currency translation adjustments	9,299	––	9,299
Minimum pension liability adjustments	(34,055)	14,758	(19,297)

	¥(25,786)	¥15,191	¥(10,595)

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

19.  Other Comprehensive Income (Loss) (continued)

	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount

	(Millions of yen)
Period ended March 31, 2001
Unrealized gains on securities:
Decrease in unrealized gains	¥(14)	¥6	¥(8)
Less reclassification adjustments	166	(176)	(10)

	152	(170)	(18)
Unrealized derivative gains:
Increase in unrealized derivative gains	1,093	(459)	634
Less reclassification adjustments	(222)	93	(129)

	871	(366)	505
Foreign currency translation adjustments	4,390	(176)	4,214
Minimum pension liability adjustments	(5,357)	2,250	(3,107)

	¥56	¥1,538	¥1,594

Year ended December 31, 2000
Unrealized gains on securities:
Decrease in unrealized gains	¥(2,827)	¥1,188	¥(1,639)
Less reclassification adjustments	(2,475)	1,039	(1,436)

	(5,302)	2,227	(3,075)
Foreign currency translation adjustments	5,473	(119)	5,354
Minimum pension liability adjustments	(10,636)	4,467	(6,169)

	¥(10,465)	¥6,575	¥(3,890)

20.  Accounts and Transactions with Stockholder Companies

Before March 30, 2001, the outstanding capital stock of the Company was owned in equal amounts by Fuji Photo Film Co., Ltd. and Xerox Limited, a 100%-owned subsidiary of Xerox Corporation. On March 30, 2001, Fuji Photo Film Co., Ltd. acquired an additional 25% interest through the acquisition of shares from Xerox Limited. After the acquisition, Fuji Photo Film Co., Ltd. became the controlling stockholder.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

20.  Accounts and Transactions with Stockholder Companies (continued)

Accounts and transactions with stockholder companies and their affiliates for the year ended March 31, 2002, the period ended March 31, 2001 and the year ended December 31, 2000 are summarized as follows:

	Accounts

	Receivables	Payables

	(Millions of yen)
March 31, 2002
Fuji Photo Film Co., Ltd. and affiliates	¥3,152	¥2,118
Xerox Limited and affiliates	2,924	890
Xerox Corporation and affiliates	10,426	5,206
March 31, 2001
Fuji Photo Film Co., Ltd. and affiliates	¥2,890	¥2,374
Xerox Limited and affiliates	4,364	801
Xerox Corporation and affiliates	15,639	6,999
December 31, 2000
Fuji Photo Film Co., Ltd. and affiliates	¥2,673	¥1,616
Xerox Limited and affiliates	4,924	369
Xerox Corporation and affiliates	16,919	6,545

	Transactions

	Sales	Purchases	Royalties and other expenses	Expenses recovered

	(Millions of yen)
March 31, 2002
Fuji Photo Film Co., Ltd. and affiliates	¥12,151	¥7,552	¥793	¥—
Xerox Limited and affiliates	10,184	8,889	164	153
Xerox Corporation and affiliates	44,638	8,467	14,552	3,312
March 31, 2001
Fuji Photo Film Co., Ltd. and affiliates	¥2,946	¥1,899	¥3	¥––
Xerox Limited and affiliates	2,610	1,864	60	25
Xerox Corporation and affiliates	10,181	5,005	3,288	277
December 31, 2000
Fuji Photo Film Co., Ltd. and affiliates	¥7,479	¥5,463	¥––	¥––
Xerox Limited and affiliates	12,033	5,549	154	164
Xerox Corporation and affiliates	50,820	9,560	14,527	3,399

The Company pays a royalty to Xerox Corporation based on its revenue; as defined, for the use of certain trademarks and technology, through March 2009 under a Technology Agreement.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

21.  Financial Instruments

The Company has various financial instruments, including derivative instruments, which are exposed to credit-related losses in the event of non-performance by the counterparties. The Company utilizes numerous counterparties to ensure that there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. The Company’s policies prescribe monitoring of creditworthiness and exposure on a counterparty-by-counterparty basis.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates and interest rates. Certain derivative instruments have been entered into by the Company to manage those exposures. These instruments are held for hedging purposes and include forward foreign exchange contracts, currency swap agreement, interest rate swap agreements and cross currency interest rate swap agreements.

Forward foreign exchange contracts and currency swap agreements are agreements to exchange different currencies at specified exchange rates on a specific future date. Interest rate swap agreements have the effect of changing floating rate debt into fixed rate or fixed rate debt into floating rate. Certain agreements are combinations of interest rate and foreign currency swap transactions. The floating rates are mainly based on the three-month or six-month LIBOR (London Inter-Bank Offered Rate).

Fair Values of Financial Instruments

The estimated fair values of financial instruments at March 31, 2002 and 2001 are summarized as follows:

	March 31

	2002		2001

	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

	(Millions of yen)
Marketable securities	¥30	¥30	¥33	¥33
Investment securities	4,354	4,354	5,235	5,235
Long-term debt	(121,037)	(121,845)	(79,175)	(80,109)
Foreign exchange contracts	336	336	1,186	1,186
Currency swap agreements	(382)	(382)	70	70
Interest rate swap agreements	(660)	(660)	435	435
Cross currency interest rate swap agreements	(776)	(776)	—	—

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

21.  Financial Instruments (continued)

Fair Values of Financial Instruments (continued)

Fair value estimates are made at a specific point in time, based on relevant market information and appropriate valuation methodologies. However, these estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The effect of using different assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The following methodologies and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash and Cash Equivalents, Receivables, Short-Term Debt, Payables and Accrued Expenses and Other Current Liabilities: The carrying amounts approximate fair values because of the short maturity of these instruments.

Marketable Securities and Investment securities: The fair values of the marketable securities and investment securities are based on quoted market prices.

Long-Term Debt: The fair values of long-term debt instruments are based on the present value of future cash flows associated with each instrument discounted using the current borrowing rate for similar debt instruments of comparable maturity.

Derivative Financial Instruments: The fair values of forward foreign exchange contracts, currency swap agreements, interest rate swap agreements and cross currency interest rate swap agreements are estimated based on quotes form brokers and reflect the estimated amounts that the Company would receive (or pay) to terminate the contracts at the reporting date.

Accounting for and Reporting of Derivative Instruments and Hedging Activities

The Company is exposed to the risk of changes in foreign exchange rates and interest rates. To manage these risks, the Company enters into various hedging transactions that have been authorized pursuant to its policies and procedures as described below. The Company does not purchase or hold derivative financial instruments for trading purposes.

Foreign Currency Risk Management:

In the normal course of business, the Company is exposed to foreign exchange risk in the following areas:

•	Transaction exposures, such as both existing and forecasted sales and purchases and payables/receivables resulting from such transactions

•	Exposure of non-functional-currency-denominated debt

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

21.  Financial Instruments (continued)

Accounting for and Reporting of Derivative Instruments and Hedging Activities (continued)

In order to mitigate the impact of currency exchange rate fluctuations, the Company continually assesses its exposure to currency risks and hedges a portion of those risks through the use of derivative instruments, principally forward foreign exchange contracts. The Company does not enter into the type of derivative instruments for purpose other than risk management. Responsibility for managing the Company’s currency exposures and use of currency derivatives is centralized within the finance department and in order to contract foreign currency derivative instruments, the authorization of the finance director is required.

Interest Rate Risk Management:

The Company uses variable-rate debt to finance its operations. As the debt obligations expose the Company to variability in interest payments due to changes in interest rates, management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed-rate cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems within the finance department to monitor interest rate risk attributable to both the Company’s outstanding or forecasted debt obligations. The risk management control systems involve the use of analytical techniques to estimate expected changes in interest rates on the Company’s future cash flows.

Information with Respect to Cash Flow Hedges:

The Company has entered into forward foreign exchange contracts to protect against the increase or decrease in value of forecasted intercompany purchases or export sales denominated in foreign currency over the next year (maximum length of time is through September 2002). When the yen weakens significantly against the foreign currencies (primarily the U.S. dollars), the increase in value of future foreign currency cost or revenue is offset by gains or losses in the value of the forward exchange contracts designated as hedges. Conversely, when the yen strengthens, the increase or decrease in the value of future foreign currency cash flow is offset by gains or losses in the value of the forward contracts.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

21.   Financial Instruments (continued)

Accounting for and Reporting of Derivative Instruments and Hedging Activities (continued)

In addition, the Company entered into a currency swap and cross currency interest rate swaps that effectively convert a portion of the underlying debt amounts to fixed interest rate and to functional currencies for the next three years (maximum length of time is through April 2004), thus reducing the impact of foreign currency exchange rate and interest rate changes on future income. The forecasted cash flows associated with approximately ¥12,756 million of the outstanding debts of the Company were designated as the hedged items to a currency swap and cross currency interest rate swaps at March 31, 2002.

Changes in fair value of those derivative instruments designated and qualifying as cash flow hedges of variability of cash flows are reported in other comprehensive income, net of applicable taxes. These amounts are reclassified into earnings in the same period and same line item as the hedged items affect earnings. The amounts which were reclassified from accumulated other comprehensive income to other income (expenses), net of related tax effect, were net gains of ¥875 million for the year ended March 31, 2002. The amount of gains or losses on derivatives or portions thereof that were either ineffective as hedges or excluded from the assessment of hedge effectiveness were immaterial to the financial position or operating results of the Company.

At March 31, 2002, the Company expects to reclassify ¥107 million of net gains on derivatives from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and import purchases and the payment of the underlying debt.

Derivatives not designated as hedges:

Derivatives not designated as hedges include certain interest rate swaps and forward foreign exchange contracts which have been entered into by the Company and certain of its subsidiaries. Although these derivatives are effective as hedges from an economic perspective, the Company did not designate these contracts as hedges as required in order to apply hedge accounting. As a result, the Company reported the changes in the fair value of these derivatives in other income (expenses).

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
(unaudited)

22.  Supplemental Disclosures of Cash Flow Information

	March 31		December 31,

	2002	2001	2000

	(Millions of yen)
Cash paid during the period for:
Interest	¥7,226	¥1,297	¥4,894
Income taxes	23,317	7,148	10,634

23.  Commitments and Contingencies

At March 31, 2002, commitments outstanding for the purchase of property, plant and equipment approximated ¥707 million. Contingent liabilities for loans guaranteed by the Company, mainly on behalf of employees, amounted to approximately ¥34,906 million.

24.  Acquisitions

In September 2001, the Company acquired a laser printer business for ¥15,781 million in cash. This acquisition was accounted for by the purchase method. The excess of costs over the fair value of net assets acquired of ¥12,345 million resulting from this acquisition is recorded as goodwill and is subject to periodic testing for impairment.

In January 2000, the Company acquired a color printer business in Asia Pacific area for ¥6,957 million in cash. This acquisition was accounted for by the purchase method. The excess of costs over the fair value of net assets acquired of ¥6,257 million resulting from this acquisition is being amortized on a straight-line basis over 20 years.

In December 2000, the Company acquired 100% of the outstanding capital stock of Xerox (Hong Kong) Limited and Xerox China Investments (Bermuda) Limited for ¥61,586 million in cash. This acquisition was accounted for by the purchase method. The excess of costs over the fair value of net assets acquired of ¥50,244 million resulting from this acquisition is being amortized on a straight-line basis over 20 years.