Form 10-Q/A
period 2002-09-30
XEROX CORP
filed 2002-11-12
CIK 108772

UNITED STATES
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

This Amendment No. 1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 is being filed only to include electronic signatures on the “Certifications Pursuant to Rule 13A-14 Under the Securities Exchange Act of 1934, as amended” and the “Certification of CEO and CFO Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.” All of the financial data and other information remain unchanged.

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

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

Exhibit 3(a) — Certificate of Amendment of the Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on September 10, 2002

Incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the SEC on November 7, 2002.

Exhibit 3(b) — By-Laws of Registrant, amended through September 1, 2002

Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the SEC on November 7, 2002.

Exhibit 12 — Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

Incorporated by reference to Exhibit 12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the SEC on November 7, 2002.

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

XEROX CORPORATION
(Registrant)

Date: November 12, 2002	By	/s/ GARY R. KABURECK

Gary R. Kabureck Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Anne M. Mulcahy, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Xerox Corporation;

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

/S/ ANNE M. MULCAHY

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

November 7, 2002

/S/ LAWRENCE A. ZIMMERMAN

Lawrence A. Zimmerman Principal Financial Officer