Form 10-K/A
period 2001-12-31
XEROX CORP
filed 2003-01-27
CIK 108772

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 5)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates as of December 31, 2002 was: $5,943,094,994.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at December 31, 2002
Common Stock, $1 par value	738,272,670 Shares

Documents Incorporated by Reference

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
None.

PURPOSE OF AMENDMENT

The principal purpose for this Amendment No. 5 to Xerox Corporation’s Annual Report on Form 10-K, as announced on December 20, 2002, is to restate interest expense incurred during 2001 to correct an error in the calculation of interest expense related to a debt instrument and associated interest swap agreements. The reissuance of the 2001 financial statements, as restated, requires that we also reflect the adoption in early 2002 of two Statements of Financial Accounting Standards and adjustments to the presentation of operating segment financial information made in 2002.

Accordingly, this Amendment No. 5 relates solely to financial information and disclosures related to:

(1)	Such restatement of interest expense incurred during 2001*;

(2)
Adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) on January 1, 2002 (proforma presentation of net income and earnings per share for those years prior to adoption)**,

(3)
Adoption of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) on April 1, 2002 (relating to reclassification of extraordinary gains from extinguishment of debt to operating income)**, and

(4)	Adjustment to the presentation of operating segment financial information to reflect a change in measurement of operating segment structure that was made in 2002.

All other financial information and disclosures remain unchanged.

References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

*
In December 2002, we discovered an error in the calculation of our interest expense related to a debt instrument and associated interest rate swap agreements. The error related to our application of SFAS No. 133 and resulted in an understatement of interest expense of $34 million and an overstatement of the gain on early extinguishment of debt of $3 million for the year ended December 31, 2001. Accordingly, we have restated our consolidated financial statements for these items within this amendment.

**	The application of these accounting standards is required to be disclosed in financial statements that are reissued in periods after such financial accounting standards are adopted.

Forward Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Form 10-K/A, which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us based on information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the “forward-looking” statements. Such factors include, but are not limited to, the following:

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

Transition to Digital—Presently, black and white light-lens copiers represent between 15%-20% of our revenues. This segment of the market is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of our new digital products replace or compete with our current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change as well as competitive developments could cause actual results to vary from those expected.

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

We have successfully completed the renegotiation of our $7 billion Revolving Credit Agreement (the “Old Revolver”). Of the original $7 billion in loans outstanding under the Old Revolver, $2.8 billion has been repaid and the remaining $4.2 billion has been refinanced under the terms of a new Amended and Restated Credit Agreement (the “New Credit Facility”), which is more fully discussed elsewhere in this Annual Report on Form 10-K. The New Credit Facility requires certain principal amortizations as well as prepayments in the case of certain events. A full discussion of all of these terms and the final maturity dates of the various loans is included in the Capital Resources and Liquidity section of this Annual Report on Form 10K. The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock; certain fundamental changes; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to Xerox Corporation in certain circumstances. It also contains additional financial covenants, including minimum EBITDA, maximum leverage (total adjusted debt divided by EBIDTA, as defined) and, maximum capital expenditures limits.

Any failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity and operations.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO FINANCIAL SECTION

FINANCIAL REVIEW

Management’s Discussion and Analysis of Results of Operations and Financial Condition
Introduction
Restatement and Reclassification of 2001 Financial Statements
Restatement of 2000 and 1999 Financial Statements
Settlement with the Securities and Exchange Commission
Application of Critical Accounting Policies
Financial Overview
Summary of Total Company Results
Revenues by Type
Gross Margin
Research and Development
Selling, Administrative and General Expenses
Restructuring Programs
Other Expenses, Net
Gain on Affiliate’s Sale of Stock
Income Taxes and Equity in Net Income of Unconsolidated Affiliates
Manufacturing Outsourcing
Divestitures
Acquisition of the Color Printing and Imaging Division of Tektronix, Inc.
Business Performance by Segment
New Accounting Standards
Capital Resources and Liquidity
Liquidity, Financial Flexibility and Funding Plans
Actions Taken to Address Liquidity Issues
Cash and Debt Positions
Plans to Strengthen Liquidity and Financial Flexibility Beyond 2002
Contractual Cash Obligations and Other Commercial Commitments and Contingencies
Other Funding Arrangements
Cash Management

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction.    In this Management’s Discussion and Analysis of Results of Operations and Financial Condition (MD&A) we begin by describing the matters considered by management to be important to an understanding of the results of our operations and our capital resources and liquidity as of and for the three years ended December 31, 2001. This section begins with a discussion of our recent settlement with the Securities and Exchange Commission (SEC) regarding accounting issues that had been under investigation since June 2000. The discussion includes the financial effects of the related restatement. Immediately following, is a new disclosure for most companies this year. It is an analysis of the critical accounting policies which affect the recognition and measurement of our transactions and the balances in our consolidated financial statements. In this section, we review the critical accounting judgments and estimates which we believe are most important to an understanding of the MD&A and the Consolidated Financial Statements. We then analyze the results of our operations for the last three years including the trends in the overall business and our operating segments including our Turnaround Program and important transactions and events such as asset sales. This section concludes with a summary of recent accounting pronouncements which will have an impact on our financial accounting practices. Thereafter, we discuss our cash flows and liquidity, capital markets events and transactions, debt ratings, our new credit facility, derivatives, our transition to vendor financing, special purpose entities, contractual commitments and related issues.

Restatement and Reclassification of 2001 Financial Statements.    As more fully discussed in Note 21 to the Consolidated Financial Statements, we discovered an error during 2002 in the calculation of our interest expense for the year ended December 31, 2001, related to a debt instrument and associated interest rate swap agreements. The error had occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 in January 2001 and resulted in an understatement of interest expense of $34 million and an overstatement of the gain on early extinguishment of debt of $3 million for the year ended December 31, 2001. To adjust for these items, we have restated our 2001 financial statements.

In addition, as more fully discussed in Note 22 to the Consolidated Financial Statements, during 2002, in connection with the adoption of the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), the gains on early extinguishment of debt previously reported in the Consolidated Statements of Operations as an extraordinary item were reclassified to Other expenses, net. After the effects of the restatement discussed in Note 21, the effect of this reclassification in the accompanying Consolidated Statements of Operations was a decrease to Other expenses, net of $63 and an increase to Income taxes of $25, from amounts previously reported, for the year ended December 31, 2001.

Restatement of 2000 and 1999 Financial Statements.    We have determined that certain of our accounting practices misapplied U.S. generally accepted accounting principles (GAAP). Accordingly, we have restated our financial statements for the four years ended December 31, 2000 and revised our previously announced 2001 results included in our earnings release dated January 28, 2002. Throughout this MD&A, the term “previously reported” will be used to refer to our previously filed 1997-2000 Financial Statements as well as our 2001 results. The restatement adjustments relate almost exclusively to the timing of revenue and expense recognition. We reversed cumulative net revenue of $1.9 billion that was recognized in prior years, of which $1.3 billion is reflected in the years 1997 to 2001. This revenue adjustment is comprised of a reduction in equipment sales revenue, previously recognized from 1997 through 2001, of $6.4 billion offset by $5.1 billion of service, rental, document outsourcing and financing revenue now recognized from 1997 through 2001. The remaining net amount of revenue reversed, of $600 million, represents the cumulative net revenue impacts of reversing equipment sales transactions that were previously ecorded in periods prior to 1997. Based on the cumulative impacts of the revenue adjustments for all periods prior to December 31, 2001, including pre-1997 impacts, we anticipate the recognition of $1.9 billion in revenues over the next several years through 2006. This represents sales-type lease revenue that had previously been recorded, that is expected to be earned over time as a component of our rental, service and finance revenue. In addition to the aforementioned revenue timing adjustments, and as more fully discussed below, we permanently reduced reported revenue by $269 million, for the five-year period ended December 31, 2001, as a result of the deconsolidation of our South African affiliate. Revenues from 1997 through 2001 as originally reported were $92.6 billion compared to $91.0 billion after the restatement. Substantially all non-revenue items included in the restatement have reversed within the five-year period ended December 31, 2001; our liquidity is not impacted since the restatement items reflect timing differences. As of December 31, 2001 our restated

Common Shareholders’ Equity is $1.8 billion versus $3.1 billion as originally included in our January 28, 2002 earnings release.

Settlement with the Securities and Exchange Commission.    On April 11, 2002, we reached a settlement with the SEC relating to matters that had been under investigation by the SEC since June 2000. We believe the settlement is in the best interests of our shareholders, customers, employees and other stakeholders because it resolves these matters—eliminating the distraction and risk associated with potential SEC litigation—thereby enabling us to focus on continuing to improve our operations and restore the Company’s financial health. In addition, as a result of the settlement with the SEC, we are undertaking a review of our material internal accounting controls and accounting policies to determine whether any additional changes are required in order to provide additional reasonable assurance that the types of accounting errors that occurred are not likely to reoccur.

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

The methodology we used in prior years for allocating revenue to our sales-type leases involved first, estimating the fair market value of the service and financing components of the leases. Specifically, with respect to the financing component, we estimated the overall interest rate to be applied to transactions to be the rate we targeted to achieve a fair return on equity for our financing operations. This is effectively a discounted cash flow valuation methodology. In estimating this interest rate we considered a number of factors including our cost of funds, debt levels, return on equity, debt to equity ratios, income generated subsequent to the initial lease term, tax rates, and the financing business overhead costs. We made service revenue allocations based, primarily, on an analysis of our service gross margins. After deducting service and finance values from the minimum payments due under the lease, the equipment value was derived. These allocation rocedures resulted in adjustments to values initially reflected in our accounting systems, such that values attributed to the service and financing components were generally decreased and the values assigned to the equipment components were generally increased.

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

We have determined that the previous allocation methodology was not in accordance with SFAS No. 13, therefore, we have utilized a different methodology to account for our sales-type leases involving multiple element arrangements. This methodology begins by determining the fair value of the service component, as well as other executory costs and any profit thereon, and second, by determining the fair value of the equipment based on a comparison of the equipment values in our accounting systems to a range of cash selling prices. The resultant implicit interest rate is then compared to fair market value rates to assess the reasonableness of the overall allocations to the multiple elements.

We conducted an extensive analysis of available verifiable objective evidence of fair value (VOE) based on cash sales prices and compared these prices to the range of equipment values recorded in our lease accounting systems. With the exception of Latin America, where operating lease accounting is applied as discussed below, the range of cash selling prices supports the reasonableness of the range of equipment lease prices as originally recorded, at inception of the lease, in our accounting systems. In applying our new methodology described above, we have therefore concluded that the revenue amounts allocated by our accounting systems to the equipment component of a multiple element arrangement represents a reasonable estimate of the fair value of the equipment. As a consequence, $2.4 billion of previously recorded equipment sale revenue during the five years ended December 31, 2001 has been reversed and we have recognized additional service revenue and finance income of $1.7 billion, which represents the impact of reversing amounts previously recorded as equipment sales-type leases and recognizing such amounts over the lease term. The net cumulative reduction in revenue, as a result of this change, was $641 million for the five-year period ended December 31, 2001. In total approximately $840 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $410 million—2002, $260 million—2003 and $170 million—thereafter.

Transactions not qualifying as sales-type leases: We re-evaluated the application of SFAS No. 13 for leases originally accounted for as sales-type leases in our Latin American operations, and we determined that these leases should have been recorded as operating leases. This determination was made after we conducted an in-depth review of the historical effective lease terms compared to the contractual terms of our lease agreements. Since, historically, and during all periods presented, a majority of leases were terminated significantly prior to the expiration of the contractual lease term, we concluded that such leases did not qualify as sales-type leases under certain provisions of SFAS No. 13. Specifically, because we generally do not collect the receivable from the initial transaction upon termination of the contract or during the subsequent lease term, the recoverability of the lease investment was not predictable at the inception of the original lease term. The accounting for these transactions as sales-type leases is further complicated due to our very high market shares in many of these countries, which makes it difficult to establish a reasonable basis for estimating the fair value of the equipment component of our leases due to a lack of available VOE. In addition historical and continuing economic and political instability in many of these countries also raises concerns about reasonable assurance of collectibility. As a consequence, $2.8 billion of previously recorded equipment sale revenue during the five years ended December 31, 2001 has been reversed and we have recognized additional rental revenue of $2.2 billion, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net cumulative reduction in revenue, as a result of this change, was $633 million for the five-year period ended December 31, 2001. In total, approximately $800 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $240 million—2002, $240 million—2003 and $320 million—thereafter.

During the course of the restatement process, we concluded that the estimated economic life used for classifying leases for the majority of our products should have been five years versus the three to four years we previously utilized. This resulted from an in-depth review of our lease portfolios, for all periods presented, which indicated that the most frequent term of our lease contracts was 60 months. We believe that this has been and is representative of the period during which the equipment is expected to be economically usable, with normal repairs and maintenance, for the purpose for which it was intended at the inception of the lease. As a consequence, many shorter duration leases did not meet the criteria of SFAS No. 13 to be accounted for as sales-type leases. Additionally, other lease arrangements were found to not meet other requirements of SFAS No. 13 for treatment as sales-type leases. As a consequence, $588 million of equipment revenue recorded during the five years ended December 31, 2001 has been reversed and we have recognized additional rental revenue of $387 million, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net cumulative reduction in revenue, as a result of this change, was $201 million for the five-year period ended December 31, 2001. In total approximately $140 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $70 million—2002, $40 million—2003 and $30 million—thereafter.

Accounting for the sale of equipment subject to operating leases:    We have historically sold pools of equipment subject to operating leases to third party finance companies (the counterparties) or through structured financings with third parties and recorded the transaction as a sale at the time the equipment is accepted by the counterparties. These transactions increased equipment sale revenue, primarily in Latin America, in 2000 and 1999 by $148 million and $400 million, respectively. Upon additional review of the terms and conditions of these contracts, it was determined that the form of the transactions at inception included retained ownership risk provisions or other contingencies that precluded these transactions from meeting the criteria for sale treatment under the provisions of SFAS No. 13. The form of the transaction notwithstanding, these risk of loss or contingency provisions have resulted in only minor impacts on our operating results during the five years ended December 31, 2001. These transactions have however been restated and recorded as operating leases in our consolidated financial statements. As a consequence $569 million of equipment revenue recorded during the five years ended December 31, 2001 has been reversed and we have recognized additional rental revenue of $670 million, which represents the impact of changing the previously recorded transactions to operating leases. The net cumulative increase in revenue as a result of this change was $101 million for the five-year period ended December 31, 2001. In total approximately $110 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $80 million—2002 and $30 million—2003. Additionally, for transactions in which cash proceeds were received up-front we have recorded these proceeds as secured borrowings. The remaining balance of these borrowings aggregated $55 million at December 31, 2001.

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

Other adjustments:

In addition to the aforementioned revenue related adjustments, other errors in the application of GAAP were identified. These include the following:

Sales of receivables transactions:    During 2001 and 1999, we sold approximately $2.0 billion of U.S. finance receivables originating from sales-type leases ($1.4 billion in 1999 and $600 million in 2001). These transactions were originally accounted for as sales of receivables. These sales were made to special purpose entities (SPEs), which qualified for non-consolidation in accordance with then existing accounting requirements. As a result of the changes in the estimated economic life of our equipment to five years, certain leases transferred in these transactions did not meet the sales-type lease requirements and were accounted for as operating leases. This change in lease classification affected a number of the leases that were sold into the aforementioned SPEs resulting in these entities now holding operating leases as assets. This change disqualified the SPEs from non-consolidation and effectively required us to record the proceeds received on these sales as secured borrowings. This increased our debt by $490 million, $418 million and $950 million as of December 31, 2001, 2000 and 1999, respectively. These transactions are also discussed in Note 6 to the Consolidated Financial Statements. This change has no effect on our liquidity or amounts due to the SPEs from the Company.

During 1999, we sold $288 million of accounts receivables to financial institutions. Upon additional review of the terms and conditions of these transactions, we determined that $57 million (including $14 million which was restated in connection with the prior restatement of our financial statements) did not qualify for sale treatment as a result of our agreeing to reacquire the receivables in 2000. Accordingly, we have restated our previously reported results for these transactions and they are now reported in our Consolidated Financial Statements as short-term borrowings. This change increased Accounts receivable, net and debt by $57 million as of December 31, 1999; the transactions were settled in early 2000. No similar transactions have occurred since 1999.

South Africa deconsolidation:    We determined that we inappropriately consolidated our South African affiliate since 1998 as the minority joint venture partner has substantive participating rights. Accordingly, we have deconsolidated all assets, liabilities, revenues and expenses. We now account for this investment on the equity method of accounting. The cumulative reduction in revenues through December 31, 2001 was $269 million and there was no impact on net income or Common Shareholder’s Equity.

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

Restructuring reserves:    During 2000 and 1998, we recorded restructuring charges associated with our decisions to exit certain activities of the business. Upon additional review we determined that certain adjustments made to the original charges were not in accordance with GAAP. The adjustments to increase pre-tax loss in 2001 of $87 million and decrease pre-tax loss in 2000 of $65 million consist primarily of corrections to the timing of the release of reserves originally recorded under the March 2000 restructuring program. We should have reversed the applicable reserves in late 2000 when the information was available that our original plan had changed indicating that such reserves were no longer necessary. Previously, the reversal was recorded in early 2001. Similarly, the adjustment of $12 million to decrease 1999 pre-tax income relates primarily to the inappropriate release of restructuring reserves which should have been recorded in 1998 based on information available at the time. The adjustments to reduce the 1998 restructuring provisions of $138 million related to charges which did not meet the criteria to be recorded as part of the initial restructuring reserves. Such charges did not qualify as exit costs or appropriate separation costs in accordance with the accounting guidance governing restructuring actions. In total, these adjustments increased pre-tax income by $104 million for the five year period ended December 31, 2001.

Tax refunds:    In 1995, we received a final favorable court decision that entitled us to refunds of certain tax amounts paid in the U.S., plus accrued interest on the tax. The court established the legal precedent upon which the refunds were to be based. We recorded the income associated with the tax refunds and the related interest from 1995 through 1999. We determined that the benefit should have been recorded in periods prior to 1997. These adjustments decreased pre-tax income by $153 million for the five year period ended December 31, 2001.

Other adjustments:    In addition to the above items and in connection with our review of prior year’s financial records we determined that other accounting errors were made with respect to the accounting for certain non-recurring transactions, the timing of recording and reversing certain liabilities and the timing of recording certain asset write-offs. We have restated our 2000 and 1999 Consolidated Financial Statements, and revised our previously announced 2001 results for such items. These adjustments decreased pre-tax income by $290 million for the five year period ended December 31, 2001.

The following table presents the effects of the aforementioned adjustments on total revenue:

Increase (decrease) to total revenue:
(in millions)

	Year ended December 31,
	2001	2000	1999	1998	1997
Revenue, previously reported	$16,502	$18,701	$19,567	$19,593	$18,225
Application of SFAS No. 13:
Revenue allocations in bundled arrangements	65	(78)	(257)	(284)	(87)
Latin America—operating lease accounting	187	(58)	57	(358)	(461)
Other transactions not qualifying as sales-type leases	73	57	(60)	(119)	(152)
Sales of equipment subject to operating leases	197	124	(243)	67	(44)

Subtotal	522	45	(503)	(694)	(744)
Other revenue restatement adjustments:
Sales of receivables transactions	42	61	(6)	—	—
South Africa deconsolidation	(66)	(72)	(71)	(60)	—
Other revenue items, net	8	16	8	(62)	(24)

Subtotal	(16)	5	(69)	(122)	(24)
Increase (decrease) in total revenue	506	50	(572)	(816)	(768)

Revenues, restated	$17,008	$18,751	$18,995	$18,777	$17,457

The following table presents the effects of the aforementioned adjustments on sales revenue:

Increase (decrease) to sales revenue:
(in millions)

	Year ended December 31,
	2001	2000	1999	1998	1997
Revenue allocations in bundled arrangements	$(440)	$(541)	$(650)	$(508)	$(233)
Latin America—operating lease accounting	(125)	(459)	(300)	(902)	(1,007)
Other transactions not qualifying as sales type leases	(31)	(74)	(160)	(162)	(161)
Sales of equipment subject to operating leases	33	(111)	(342)	(20)	(129)
South Africa deconsolidation	(27)	(31)	(30)	(25)	—
Other revenue items, net	5	(4)	8	(55)	(22)

Decrease in sales revenue	$(585)	$(1,220)	$(1,474)	$(1,672)	$(1,552)

In total, approximately $1.9 billion of revenue recognized in years 2001 and prior has been reversed and is estimated to be recognized as follows: $800 million—2002, $570 million—2003 and $530 million—thereafter.

The following table presents the effects of the aforementioned adjustments on pre-tax income (loss):

Increase (decrease) to pre-tax income (loss):
(in millions)

	Year ended December 31,
	2001	2000	1999	1998	1997
Pre-tax (loss) income, previously reported (1)	$(71)	$(384)	$1,908	$579	$2,005
Revenue restatement adjustments:
Revenue allocations in bundled arrangements	68	(74)	(252)	(281)	(87)
Latin America—operating lease accounting	335	80	39	(238)	(354)
Other transactions not qualifying as sales-type leases	54	12	(50)	(74)	(100)
Sales of equipment subject to operating leases	91	11	(162)	19	(35)
Sales of receivables transactions	12	18	(32)	—	—
South Africa deconsolidation	(10)	(11)	(8)	(6)	—
Other revenue items, net	10	12	22	(31)	(21)

Subtotal	560	48	(443)	(611)	(597)
Other restatement adjustments:
Purchase accounting reserves	(2)	(7)	(20)	—	—
Restructuring reserves	(87)	65	(12)	138	—
Tax refunds	—	—	(14)	(97)	(42)
Other, net	31	(89)	(131)	(22)	(79)

Subtotal	(58)	(31)	(177)	19	(121)
Restatement of interest expense	(37)	—	—	—	—

Increase (decrease) to pre-tax income (loss)	465	17	(620)	(592)	(718)

Pre-tax income (loss), restated	$394	$(367)	$1,288	$(13)	$1,287

(1)
Amounts have been adjusted to reflect the reclassification of gains associated with extinguishments of debt from extraordinary items to pre-tax income (loss) required due to the adoption of SFAS No. 145. See Note 22 to these Consolidated Financial Statements for further discussion.

The impact of these adjustments on certain key ratios is as follows:

	Year ended December 31,
	2001	2000	1999	1998	1997
Sales Gross Margin:
- Previously reported	32.9%	37.5%	43.1%	43.8%	44.5%
- Adjusted and restated	30.5%	31.2%	37.2%	40.5%	39.5%
Service, Outsourcing and Rentals Gross Margin:
- Previously reported	39.4%	37.6%	42.8%	44.4%	47.4%
- Adjusted and restated	42.2%	41.1%	44.7%	46.6%	48.4%
Finance Gross Margin:
- Previously reported	34.6%	34.5%	49.4%	50.1%	48.8%
- Adjusted and restated	59.5%	57.1%	63.0%	58.2%	58.6%
Total Gross Margin:
- Previously reported	36.0%	37.4%	43.3%	44.4%	46.9%
- As adjusted and restated	38.2%	37.4%	42.3%	44.3%	44.8%
Selling, Administrative and General Expenses as a percentage of revenue:
- Previously reported	29.1%	30.2%	27.0%	27.3%	28.7%
- As adjusted and restated	27.8%	29.4%	27.4%	28.3%	29.8%

These adjustments resulted in the cumulative net reduction of Common Shareholders’ Equity of $1.3 billion as of December 31, 2001. The following table presents the impact of the restatement adjustments on Common Shareholders’ Equity as of January 1, 1997:

Increase (decrease) in Common Shareholders’ Equity (in millions):
Common Shareholders’ Equity balance—
January 1, 1997, previously reported	$4,352

Revenue allocations in bundled arrangements	(223)
Latin America—operating lease accounting	(1,326)
Other transactions not qualifying as sales-type leases	8
Sales of equipment subject to operating leases	(49)
Other items, net	285
Income tax impacts of above adjustments	436

Decrease in Common Shareholders’ Equity	(869)

Common Shareholders’ Equity balance—
January 1, 1997, restated	$3,483

The comparative impacts of changes to the amounts previously reported in our 2000 and 1999 financial statements are included in Note 2 to the consolidated financial statements. The following tables present the impact of the adjustments on our previously reported 2001 results on a condensed basis:

	Previously Reported (1)	As Restated
Year ended December 31, 2001
(in millions, except per share data)
Statement of operations:
Total Revenues	$16,502	$17,008
Sales	8,028	7,443
Service, outsourcing, financing and rentals	8,474	9,565
Total Costs and Expenses (1)	16,573	16,614
Net Loss	(293)	(94)
Diluted Loss per Share	$(0.43)	$(0.15)
Balance Sheet:
Accounts receivable and finance receivables, net	$6,557	$5,818
Inventories	1,345	1,364
Deferred taxes and other current assets	1,451	1,369
Total Current Assets	13,344	12,541
Finance receivables due after one year, net	6,336	5,756
Equipment on operating leases, net	521	804
Land, buildings and equipment, net	1,992	1,999
Other long-term assets	4,365	5,100
Goodwill, net	1,475	1,445
Total Assets	28,033	27,645
Short-term debt and current portion of long-term debt	9,737	6,637
Other current liabilities	3,671	3,623
Total Current Liabilities	13,408	10,260
Long-term debt	6,484	10,107
Other long-term liabilities	2,752	3,251
Total Liabilities	22,644	23,618
Common Shareholders’ Equity	3,148	1,797
Total Liabilities and Equity	$28,033	$27,645

(1)
Amounts have been adjusted to reflect the reclassification of gains associated with extinguishments of debt from extraordinary items to pre-tax income required due to the adoption of SFAS No. 145. See Note 22 to these Consolidated Financial Statements for further discussion.

Application of Critical Accounting Policies.    In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements. We consider the policies discussed below as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management’s Discussion and Analysis where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Board of Directors. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition for Sales-Type Leases Under Bundled Arrangements:    We sell most of our products and services under bundled contract arrangements, which contain multiple deliverable elements. These arrangements typically include equipment, service and supplies, and financing components for which the customer pays a single negotiated price for all elements. These arrangements typically also include a variable service component for page volumes in excess of stated minimums. When separate prices are listed in multiple element customer contracts, they may not be representative of the fair values of those elements because the prices of the different components of the arrangement may be modified in customer negotiations, although the aggregate consideration may remain the same. Therefore, revenues under these arrangements are allocated based upon estimated fair values of each element. Our revenue allocation methodology first begins by determining the fair value of the service component, as well as other executory costs and any profit thereon and second, by determining the fair value of the equipment based on comparison of the equipment values in our accounting systems to a range of cash selling prices. The resultant implicit interest rate is then compared to fair market value rates to assess the reasonableness of the overall allocations to the multiple elements.

Determination of Appropriate Revenue Recognition for Sales-Type Leases:    Our accounting for leases involves specific determination under SFAS No. 13 which often involve complex provisions and significant judgments. The general criteria for SFAS No. 13, at least one of which is required to be met in order to account for a lease as a sales-type lease versus as an operating lease, are (a) whether ownership transfers by the end of the lease term, (b) whether there is a bargain purchase option at the end of the lease term which is exercisable by the lessee, (c) whether the lease term is equal to or greater than at least 75 percent of the economic life of the equipment and (d) whether the present value of the minimum lease payments, as defined, are equal to or greater than 90 percent of the fair market value of the equipment. Criteria (a) and (b) are relatively minor considerations for qualifying our leases as sales, as we usually do not employ such contract terms. Under our current product portfolio and business strategies, generally a non-cancelable lease of 45 months or more qualifies under the economic life criteria as a sale. Certain of our lease contracts are customized for larger customers which result in complex terms and conditions and require significant judgment in applying the above criteria. In addition to these criteria, there are also other important criteria that are required to be assessed, including whether collectibility of the lease payments is reasonably predictable and whether there are important uncertainties related to costs that we have yet to incur with respect to the lease. In management’s opinion, our sales-type lease portfolios contain only normal credit and collection risks and have no important uncertainties with respect to future costs.

The critical elements of SFAS No. 13 that we analyze with respect to our lease accounting are the determination of economic life and the fair value of equipment, including our estimates of residual values. Accounting for sales-type lease transactions requires management to make estimates with respect to economic lives and expected residual value of the equipment in accordance with specific criteria as set forth in generally accepted accounting principles. Those estimates are based upon historical experience with economic lives of all of our equipment products. We consider the most objective measure of historical experience for purposes of estimating the economic life to be the original contract term since most equipment is returned by lessees at or near the end of the contracted term. The most frequent contractual lease term for our principal products is five years and only a small percentage of our leases are for original terms longer than five years. Accordingly, we have estimated the economic life of most of our products to be five years. We believe that this is representative of the period during which the equipment is expected to be economically usable, with normal repairs and maintenance, for the purpose for which it was intended at the inception of the lease. When we originally reported our 1999 and 2000 results, we had utilized an economic life for our principal products of three to four years. The increase to five years had the effect of reducing equipment sale revenue by $37 million, $66 million and $115 million for the years ended December 31, 2001, 2000 and 1999, respectively. Residual values are established at lease inception using estimates of fair value at the end of the lease term. Our residual values are established with due consideration to forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, remanufacturing strategies, used equipment markets (to the extent they exist for the particular product), competition and technological changes. Since we are the developer, servicer and frequently the manufacturer of our products, we do not believe we have any significant risks to recovery of our recognized residual values.

Accounts and Finance Receivables Allowance for Doubtful Accounts and Credit Losses:    We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. In addition to provisions related to the credit worthiness of our customers, we also record provisions for customer accommodations, among other things. We recorded $506 million, $613 million and $450 million in provisions to the Consolidated Statements of Operations for doubtful accounts for both our accounts and finance receivables for the three years ended December 31, 2001, 2000 and 1999, respectively.

Historically about half of the provision relates to our finance receivables portfolio. This provision is inherently more difficult to estimate than the provision for trade accounts receivable because the underlying lease portfolio has an average maturity, at any time, of approximately four years and contains both past due billed amounts, as well as unbilled amounts. Estimated credit quality of any given customer, class of customer or geographic location can significantly change during the life of the portfolio. We consider all available information in our quarterly assessments of the adequacy of the reserves for uncollectible accounts.

Securitization and Transfers of Financial Assets:    From time to time, we engage in securitization activities in connection with our accounts and finance receivables. We enter into these transactions for the purposes of generating cash from these assets through sales or secured borrowings. In several of the countries where we have completed lease transaction funding arrangements with third party finance companies we have effectively transferred substantially all of the related collection risk to these financiers. Gains and losses from securitizations, accounted for as sales, are recognized in the Consolidated Statements of Operations when we surrender control of the transferred financial assets. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale.

As part of the transactions accounted for as sales, the receivables are typically sold to a special purpose entity that meets the applicable accounting standards for non-consolidation. When special purpose entities are involved neither we, nor any of our employees has any involvement in the management of such entity. When we sell receivables, we may retain servicing rights, beneficial interests, and in some cases, a cash reserve account, all of which are retained interests in the securitized receivables. The retained interest is initially recorded at carrying value, which approximates fair value in our Consolidated Balance Sheets. Subsequently, decreases in the value of such interests, if any, are recognized in our Consolidated Statements of Operations. The securitization gain or loss involves our best estimates of key assumptions, consisting of receivable amounts, anticipated credit losses, and discount rates commensurate with the risks involved. The use of different estimates or assumptions could produce different financial results. For those transactions accounted for as secured borrowings, we have made the determination that the criteria for surrender of control were not met, or that the receivables were sold into a special purpose entity that did not meet the requirements for deconsolidation.

These transactions are often complex, involve highly structured contracts between us and the buyer or transferee and involve strict accounting rules application. The key distinction in the application of the accounting rules to the structured contracts and similar transactions (sale versus a secured borrowing) is the inclusion or exclusion of the related receivables and or associated obligations that would or would not be included in our Consolidated Balance Sheets, as well as any gain or loss that would result from a sale transaction. In order for a transaction to qualify as a sale, several accounting requirements must be met including the surrender of control over the receivables and the existence of a bankruptcy remote contract structure. Transactions not meeting these requirements must be accounted for as secured borrowings. See Note 6 to the consolidated financial statements for a discussion of our securitization transactions.

Provisions for Excess and Obsolete Inventory Losses and Residual Value Losses:    We value our inventory at the lower of average cost or net realizable values. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Several factors may influence the realizability of our inventories, including our decisions to exit a product line (e.g., SOHO), technological change and new product development. These factors could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in Cost of sales at the time of such determination. Likewise, if we determine that our inventory is undervalued, we may have overstated Cost of sales in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. We recorded $242 million, $235 million and $144 million in inventory write-down charges for the three years ended December 31, 2001, 2000 and 1999, respectively. These amounts include $42 million and $84 million in 2001 and 2000, respectively, associated with our restructuring programs. At this time, management does not believe that anticipated product launches will have a material effect on the recovery of our existing net inventory balances.

We have a similar accounting policy relating to unguaranteed residual values associated with equipment on lease, which totaled $414 million and $508 million in our Consolidated Balance Sheets at December 31, 2001 and 2000 respectively. We review residual values regularly and, when appropriate, adjust them based on estimates of forecasted demand including the impacts of future product launches. Impairment charges are recorded when available information indicates that the decline in recorded value is other than temporary and we would not therefore be able to fully recover the recorded values. We recorded $14 million, $17 million and $4 million in residual value impairment for the years ended December 31, 2001, 2000 and 1999, respectively.

Estimates Used Relating to Restructuring and Asset Impairments:    Over the last several years we have engaged in significant restructuring actions, which have required us to develop formalized plans as they relate to exit activities. These plans have required us to utilize significant estimates related to salvage values of assets that were made redundant or obsolete. In addition, we have had to record estimated expenses for severance and other employee separation costs, lease cancellation and other exit costs. Given the significance of, and the timing of the execution of such actions, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires us to record provisions and charges when we have a formal and committed plan. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As management continues to evaluate the business, there may be supplemental charges for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed.

Discontinued Operations:    In the fourth quarter of 1995, we announced our planned disengagement from our insurance operations. From 1995 to 1998 all our insurance operations were sold. As part of the sales of these insurance operations, we were required to continue to provide aggregate excess of loss reinsurance coverage (the Reinsurance Agreements) to two former insurance entities through Ridge Reinsurance Limited (Ridge Re), a wholly owned subsidiary. The coverage limits for these two remaining Reinsurance Agreements total $578 million, which is exclusive of $234 million in coverage that Ridge Re reinsured in 1998. We have guaranteed that Ridge Re will meet all its financial obligations under the two remaining Reinsurance Agreements. As of December 31, 2001, Ridge Re has $684 million of cash and investments held in restricted trusts as collateral for their potential liability under these reinsurance obligations. Our remaining net investment in Ridge Re was $348 million, net of our expected liability of $336 million, at December 31, 2001. Based on Ridge Re’s current projections of investment portfolio returns and reinsurance obligation payments, all of which are based on actuarial estimates, we expect to fully recover our remaining net investment of $348 million. Our ongoing evaluation of the insurance liabilities, and estimates thereof, could result in a significant change in our estimate of recoverability of this net investment. The expected liability is a discounted value, consistent with accounting standards applicable to insurance companies. A material change in the timing of the estimated payments could materially affect the liability recognized but not to an amount greater than our coverage limit as described above.

Pension and Postretirement Benefit Plan Assumptions:    We sponsor pension plans in various forms covering substantially all employees who meet eligibility requirements. Postretirement benefit plans primarily only cover U.S. employees for retirement medical costs. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions we make about, among others, the discount rate, expected return on plan assets, rate of increase of health care costs and rate of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement benefits expenses we have recorded or may record. Assuming a constant employee base, the most important estimate associated with our post retirement plan is the assumed health care cost trend rate. A one-percentage-point increase in this estimate would increase the expense by approximately $5 million. A similar analysis for the expense associated with our pension plans is more difficult due to the variety of assumptions, plan types and regulatory requirements for these plans around the world. However, by way of example, for the U.S. plans, which represent approximately 70 percent of the consolidated projected benefit obligation at December 31, 2001, a 0.25 percent change in the discount rate would change the annual pension expense by approximately $6 million.

Income Taxes and Tax Valuation Allowances:    We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. Valuation allowance provisions were $247 million, $12 million, and $92 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Goodwill and Other Acquired Intangible Assets:    We have made acquisitions in the past that included the recognition of a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives and were tested periodically to determine if they were recoverable from estimated future pre-tax cash flows on an undiscounted basis over their useful lives. Effective in 2002, goodwill will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss.

Legal Contingencies:    We are a defendant in numerous litigation and regulatory matters including those involving securities law, patent law, environmental law, employment law and ERISA, as discussed in Note 16 to the consolidated financial statements. As required by SFAS No. 5, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should these matters result in an adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Other Significant Accounting Policies:    Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. See Note 1 to the consolidated financial statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

Other accounts affected by management estimates.

The following table summarizes other significant areas which require management estimates:

	Year ended December 31
(in millions)	2001	2000	1999
	Restated	Restated	Restated
Amortization of goodwill and intangible assets	$94	$86	$50
Depreciation of equipment on operating leases	657	626	560
Depreciation of land, buildings and equipment	402	417	416
Amortization of capitalized software	179	115	64
Pension benefits—net periodic benefit cost	99	44	102
Other benefits—net periodic benefit cost	130	109	107

Financial Overview

As previously discussed we have restated our prior year’s financial statements and our previously released 2001 results. All dollar and per share amounts, and financial ratios have been revised, as appropriate, to reflect these restatements. In 2001 we reduced our net loss to $94 million or $(0.15) per share from a net loss of $273 million, or $(0.48) per share in 2000. In 2001 we executed aggressive plans to exit certain businesses, outsource some internal functions and substantially reduce our cost base in order to restore our financial strength and significantly improve our core operations while effectively positioning ourselves to exploit future opportunities in the production, office and services markets. These actions resulted in strong 2001 fourth quarter performance including the highest gross margin in the past two years; lower year over year selling, administrative and general expenses; reduction of inventory to historically low levels; improved cash and reduced net debt. We believe the combination of actions already implemented, continuing cost reduction activities and our focus on more profitable revenue positions us for continued improvement and builds a solid foundation for future growth.

The 2001 net loss of $94 million included $507 million of after-tax charges ($715 million pre-tax) for restructuring and asset impairments associated with our Turnaround Program, aimed at creating a leaner, faster and more flexible enterprise, and our disengagement from our worldwide Small Office/Home Office (SOHO) business. 2001 results also included a $304 million after-tax gain ($773 million pre-tax) from the sale of half of our interest in Fuji Xerox, a $38 million after-tax gain related to the early retirement of debt, and $21 million of after-tax gains associated with unhedged foreign currency. Unhedged foreign currency exposures are the result of net unhedged positions largely caused by our restricted access to the derivatives markets since the fourth quarter 2000. This limitation has increased our risk to financial volatility associated with currency gains and losses. Further discussion of the restructuring charges and sale of half our interest in Fuji Xerox is included below and in Notes 3 and 5, respectively, to the consolidated financial statements.

The $273 million net loss in 2000 was substantially worse than 1999 net income of $844 million. The 2000 net loss was largely attributable to $339 million of after-tax charges ($475 million pre-tax) for restructuring and asset impairments and our $37 million share of a Fuji Xerox restructuring charge, partially offset by after-tax gains of $119 million ($200 million pre-tax) from the sale of our China operations and $69 million of unhedged foreign currency after-tax gains.

Results of Operations

(in millions except per share amounts)	For the Year Ended
	2001	2000	1999
	Restated	Restated	Restated
Revenue	$17,008	$18,751	$18,995
Net (loss) income	$(94)	$(273)	$844
Diluted (loss) earnings per share	$(0.15)	$(0.48)	$1.17

In 1999, we faced several business challenges, which adversely impacted our performance beginning in the second half of that year and continued into 2001. Many of the business challenges were company specific and included increased sales force turnover, open sales territories and lower sales productivity resulting from the realignment of our sales force from a geographic to an industry structure. Further disruption and incremental costs were associated with the consolidation of our U.S. customer administration centers and changes in our European infrastructure. In addition, there were significant competitive and industry changes, and adverse economic conditions affecting our operations toward the latter part of 2000. These challenges were exacerbated by significant technology and acquisition spending negatively impacting our cash availability, credit rating downgrades, limited access to capital markets and marketplace concerns regarding our liquidity.

To counter these challenges, we implemented actions beginning in mid-2000 to stabilize our sales force and minimize further disruption to our operations. In October 2000, we announced a Turnaround Program designed to help ensure adequate liquidity, re-establish profitability and build a solid foundation for future growth. The Turnaround Program encompassed four major components: (i) asset sales of $2 to $4 billion; (ii) accelerated cost reductions designed to reduce costs by at least $1 billion annually; (iii) the transition of equipment financing to third party vendors and (iv) a focus on our core business of providing document processing systems, solutions and services to our customers. By the end of 2001, we had made significant progress executing this program and achieving these goals.

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

Our transition to third party financing will significantly improve our liquidity while ensuring equipment financing is still provided to our customers. In 2001, we entered into framework agreements with General Electric Capital Corporation (GE Capital) for them to manage our customer administrative functions and become the primary equipment financing provider for Xerox customers in the U.S., Canada, France and Germany. On May 1, 2002, Xerox Capital Services LLC (XCS), our U.S. venture with GE Capital Vendor Financial Services, became operational. XCS manages our customer administration and leasing activities in the U.S., including financing administration, credit approval, order processing, billing and collections. We are currently in the process of completing the negotiation of definitive agreements with GE Capital for the implementation of the Canadian joint venture which is expected in the second half of 2002. These agreements are subject to the completion of due diligence on GE’s part as well as the fulfillment of various regulatory requirements.

Ongoing funding for new leases by GE Capital and its affiliates in both the U.S. and Canada is expected to be in place later this year upon development and completion of systems and process modifications. In Europe, a number of initiatives are under way and have been implemented. In Germany, we received a $77 million loan in May 2002 secured by certain finance receivables, as we continue to complete our vendor financing transition this year. In France we are completing due diligence, fulfilling regulatory requirements, consulting with local works councils and expect to complete the agreement with GE Capital in the third quarter 2002. We have fully transitioned our leasing businesses in the Nordic countries, the Netherlands and Italy. Our Nordic leasing business was sold to Resonia AB in April 2001. In the first quarter 2002, we formed a joint venture with De Lage Landen International BV (DLL) in which they provide funding and manage equipment financing for our customers in the Netherlands. In April 2002, we sold our equipment financing operations in Italy for approximately $207 million in cash plus the assumption of $20 million of debt. We have made significant progress in our Developing Markets Operations (DMO), beginning in April 2002, with Banco Itau S.A. in Brazil and collectively with the Capita Corporation de Mexico S.A. de C.V., Organizacion Auxiliar Del Credito and Arrendadora Capita Corporation, S.A. de C.V. in Mexico becoming the primary equipment financing providers in their respective countries. By the end of 2002, we expect that approximately two-thirds of all new financed lease originations will be funded by third parties, through a combination of structures including direct financing, finance receivable securitizations and ongoing secured borrowings.

In addition to the vendor financing agreements, in 2001 and through the first half of 2002, we borrowed approximately $3.1 billion in the U.S., Canada and U.K. from GE Capital through the securitization of certain existing lease contracts. We and GE Capital are parties to a loan agreement dated November 2001 which provides for a series of secured loans in the U.S. up to an aggregate of $2.6 billion. Through June 2002, approximately $1.9 billion of loans have been funded under this GE Capital agreement including a $499 million loan which closed on May 12, 2002.

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

Summary of Total Company Results

To understand the trends in our business, we believe that it is helpful to adjust revenue and expense (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjustment as “pre-currency.”

A substantial portion of our consolidated revenues is derived from operations outside of the United States where the U.S. dollar is not the functional currency. We generally do not hedge the translation effect of revenues denominated in currencies where the local currency is the functional currency. When compared with the average of the major European and Canadian currencies on a revenue-weighted basis, the U.S. dollar in 2001 was approximately 3 percent stronger than in 2000. The U.S. dollar was approximately 10 percent stronger in 2000 than in 1999. As a result, foreign currency translation unfavorably impacted revenue growth by approximately one percentage point in 2001 and 3 percentage points in 2000.

Latin American currencies are shown at actual exchange rates for both pre-currency and post-currency reporting, since these countries generally have volatile currency and inflationary environments. In 2001, currency devaluations in Brazil continued to impact our results, as the Brazilian Real devalued 22 percent against the U.S. dollar. The devaluation was 2 percent in 2000 and 35 percent in 1999.

Total revenues of $17.0 billion in 2001 declined 9 percent (8 percent pre-currency) from 2000. Approximately 25 percent of the decline reflected the loss in revenues resulting from the 2000 sale of our China operations and our exit from the SOHO business in the second half of 2001. The remaining revenue decline occurred in all operating segments, but was most pronounced in the Developing Markets segment, which declined by $330 million or 14 percent from 2000 and the Production segment which declined by $433 million or 7 percent from 2000. Revenues in all geographies were impacted by marketplace competition, further weakening of the worldwide economy and our reduced participation in aggressively priced bids and tenders as we focus on improved profitability. We expect total revenues to decline in 2002, reflecting the effects of our exit from the SOHO business, lower equipment population in all geographies, competitive pressures and the weak economic environment, partially offset by the benefit of new product launches in the second half 2002. We expect finance income will decline over time as we transition equipment financing to third parties.

In 2000, revenues of $18.8 billion declined one percent (grew 2 percent pre-currency) from 1999. 2000 revenues declined 5 percent (one percent pre-currency) excluding the beneficial impact of the January 1, 2000 acquisition of the Tektronix, Inc. Color Printing and Imaging Division (CPID). CPID is discussed in Note 4 to the consolidated financial statements. Revenues in 2000 were impacted by a combination of the previously mentioned company specific issues, increased competitive environment and some weaker European and Latin American economies toward the latter part of the year.

Revenues by Type.    Revenues and year-over-year changes by type of revenues were as follows:

	Revenues			% Change
	2001	2000	1999	2001	2000
		Restated	Restated
	($ in billions)
Equipment Sales	$4.3	$5.3	$5.7	(18)%	(9)%
Post Sale and Other Revenue	11.6	12.3	12.1	(6)	2
Financing Income	1.1	1.2	1.2	(3)	(1)

Total Revenues	$17.0	$18.8	$19.0	(9)%	(1)%

Note 1: Post sale and other revenue include service, document outsourcing, rentals, supplies and paper, which represent the revenue streams that follow equipment placement, as well as other revenue not associated with equipment placements, such as royalties.

Note 2: Revenue from document outsourcing arrangements of $3.7, $3.8 and $3.2 billion in 2001, 2000 and 1999, respectively, are included in all revenue categories.

Note 3: Total Sales revenue in the Consolidated Statement of Operations includes equipment sales noted above as well as $3.1, $3.5 and $3.3 billion of supplies and paper and other revenue for 2001, 2000 and 1999, respectively.

2001 equipment sales declined 18 percent (17 percent pre-currency) from 2000. Over one third of the decline was due to our exit from the SOHO business and the sale of our China operations. Equipment sales in North America and Europe declined 5 percent and 21 percent respectively from 2000, reflecting increased marketplace competition, continued

economic weakness and pricing pressures in many major market segments. In Europe equipment sales also declined due to our decision to reduce participation in aggressively priced bids and tenders as we reorient our focus from market share to profitable revenue.

2000 equipment sales declined 9 percent (5 percent pre-currency) from 1999 due to the combination of company specific business challenges, including sales force disruption and turnover, increased competition and some weaker economies. Excluding the beneficial impact of the CPID acquisition, 2000 equipment sales declined 12 percent (9 percent pre-currency).

2001 post sale and other revenue declined 6 percent (5 percent pre-currency) or 5 percent (4 percent pre-currency) excluding the impact of the 2000 sale of our China operations. Post sale and other revenue grew 2 percent (5 percent pre-currency) in 2000 including the beneficial impact of the CPID acquisition. Post sale and other revenues have been adversely affected by reduced equipment populations and lower page print volumes.

Financing income declined 3 percent (2 percent pre-currency) in 2001 reflecting lower equipment sales and the initial effects of our transition to third party finance providers. Financing income declined one percent (grew 2 percent pre-currency) in 2000. Financing income is determined by the discount rate that is implicit in the lease agreements with our customers, after determination of the fair value of the services and equipment included in a bundled lease agreement with multiple deliverable elements. Refer to a discussion of our leasing policies above in the Application of Critical Accounting Policies section for more information. Financing income will generally be dependent on the amount of new equipment leases that we enter. We expect finance income will decline over time as we transition equipment financing to third parties.

Total document outsourcing revenues of $3.7 billion declined 2 percent (one percent pre-currency) in 2001 and grew 19 percent in 2000. The backlog of future estimated document outsourcing revenues was approximately $7.6 billion at the end of 2001, a reduction of 7 percent from the end of 2000 and in line with trends experienced elsewhere in our business. Our backlog is determined as the estimated post-sale services and financing to be provided under committed contracts as of a point in time.

Gross Margin

The trend in gross margin was as follows:

	2001	2000	1999
Total Gross Margin(1)	38.2%	37.4%	42.3%
Gross Margin by revenue stream:
Sales(2)	30.5	31.2	37.2
Service, Outsourcing(2), and Rentals	42.2	41.1	44.7
Finance Income	59.5	57.1	63.0

(1)
Includes inventory charges of $42 million and $84 million associated with 2001 and 2000 restructuring actions. These changes impacted 2001 and 2000 total gross margin by 0.2 points and 0.4 points, respectively and sales gross margin by 0.6 points and 1.0 point, respectively.

(2)	The equipment sales gross margin for document outsourcing is included in the sales gross margin.

The 2001 gross margin of 38.2 percent increased by 0.8 percentage points from 2000, as improved manufacturing and service productivity more than offset unfavorable mix and competitive price pressures, particularly in the production monochrome business. Gross margin improved during 2001 from 34.7 percent in the first quarter to 40.8 percent in the fourth quarter reflecting the benefits of our cost base restructuring and exit from the SOHO business. We expect the 2002 gross margin will approximate 40 percent, reflecting the beneficial impacts of continuing cost base restructuring, and our SOHO exit, partially offset by competitive price pressures.

2000 gross margin of 37.4 percent was 4.9 percentage points below 1999. Approximately half the decline was the result of production monochrome weakness reflecting initial competitive product entry during a time when our sales force was weakened as we realigned from a geographic to an industry structure. Higher revenue growth in the lower margin document outsourcing business and SOHO inkjet investments to build equipment population also contributed to the decline. Finally, gross margin was also adversely impacted by competitive price pressure, unfavorable transaction currency and temporary pricing actions implemented to reduce inventory on certain products in the latter part of the year. Manufacturing and other productivity improvements only partially offset the above items.

Finance margins reflect interest expense related to our financing operations based on our overall cost of funds, applied against the level of debt required to support the Company’s financed receivables.

Research and Development.    2001 Research and development (R&D) spending of $997 million declined 6 percent from 2000 primarily due to the SOHO disengagement. 2001 R&D spending represented approximately 6 percent of total revenues as we continued to invest in technological development, particularly color, to maintain our position in the rapidly changing document processing market. Including CPID, R&D expense grew 4 percent in 2000 reflecting increased program spending primarily for solid ink, solutions and the DocuColor iGen3, a next-generation digital printing press technology which is scheduled to launch in the second half 2002. We believe our R&D remains technologically competitive and is strategically coordinated with Fuji Xerox, which invested $548 million in R&D in 2001, for a combined total of $1,545 million. We are planning to launch five new platforms this year, compared with two per year during the last several years. We expect 2002 R&D spending will represent approximately 5 to 6 percent of revenue, a level that we believe is adequate to remain technologically competitive.

Selling, Administrative and General Expenses.

Selling, administrative and general (SAG) expenses as a percent of revenue were as follows:

	2001	2000	1999
SAG% Revenue	27.8%	29.4%	27.4%

SAG declined $790 million or 14 percent (13 percent pre-currency) in 2001 to $4,728 million reflecting significantly lower labor costs and other benefits derived from our Turnaround Program, temporarily lower advertising and marketing communications spending and reduced SOHO spending, partially offset by increased professional costs related to litigation, SEC issues and related matters. In 2001, SAG represented 27.8 percent of revenue, a 1.6 percentage point improvement from 2000. We expect a mid-single digit decline in 2002 SAG spending as we continue to implement cost cutting actions.

In 2000, SAG increased $314 million or 6 percent (9 percent pre-currency) to $5,518 million. Excluding the CPID acquisition, SAG grew 3 percent (6 percent pre-currency) reflecting increased sales force payscale and incentive compensation, significant transition costs associated with implementation of the European shared services organization, continued effects of the U.S. customer administration issues and significant marketing, advertising and promotional investments for our SOHO inkjet printer initiative.

Bad debt expense, which is included in SAG, was $438 million, $473 million and $386 million in 2001, 2000 and 1999, respectively. Reduced 2001 provisions reflect lower equipment sales partially offset by some reserve increases due to the weakened worldwide economy. Provisions increased in 2000 due to continued resolution of aged billing and receivables issues in the U.S. and Europe resulting from the consolidation of our customer administration centers and infrastructure changes and unsettled business and economic conditions in many Latin American countries. Bad debt provisions as a percent of total revenue were 2.6 percent, 2.5 percent, and 2.0 percent for 2001, 2000 and 1999, respectively.

The agreements with GE Capital in the U.S. and Canada include new approaches to managing most of our customer administrative functions. On May 1, 2002, XCS, our U.S. venture with GE Capital Vendor Financial Services, became operational. XCS manages our customer administration and leasing activities, including financing administration, credit approval, order processing, billing and collections. We will consolidate the operations of XCS in our financial statements and include the XCS headcount with our employee statistics. We are completing the negotiation of definitive agreements with GE Capital for the implementation of the Canadian joint venture which is expected in the second half of 2002. Over time we expect these arrangements will facilitate reduced back office and infrastructure expenses and improve collection discipline. We expect this will improve sales force productivity and customer satisfaction through improved billing practices as well as reduce bad debt expense.

Restructuring Programs.    Since early 2000, we have been restructuring our cost base. We have implemented a series of plans to resize our workforce and reduce our cost structure through three restructuring initiatives: the October 2000 Turnaround Program, the June 2001 SOHO disengagement and the March 2000 restructuring action. The execution of these actions and payment of obligations continued through December 31, 2001, with each initiative in various stages of completion. In total, we recorded restructuring provisions of $715 million in 2001 and $475 million in 2000, including $205 million and $64 million of asset impairment charges in 2001 and 2000, respectively. As management continues to evaluate the business, there may be supplemental charges for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed. We expect to complete the initiatives associated with the programs in 2002 and will have new initiatives going forward under the Turnaround Program. The restructuring programs are discussed below and in Note 3 to the consolidated financial statements.

Turnaround Program:    In October 2000, we announced our Turnaround Program and recorded a restructuring provision of $105 million in connection with finalized initiatives. This charge included estimated costs of $71 million for severance associated with the worldwide resizing of our work force and $34 million associated with the disposition of a non-core business. Over half of these charges related to our Production segment with the remainder related to our Office, DMO and Other segments. In 2001, we provided an incremental $403 million, net of reversals, for initiatives for which we had a formal and committed plan. This provision included $339 million for severance and other employee separation costs associated with the resizing of our work force worldwide, $36 million for lease cancellation and other exit costs and $28 million for asset impairments. The aggregate severance and other employee separation costs in 2001 and 2000 of $410 million were for the elimination of approximately 7,800 positions worldwide. The majority of these charges related to our Production and Office segments. The Turnaround Program restructuring reserve balance at December 31, 2001 was $223 million.

SOHO Disengagement:    In June 2001, we announced our disengagement from our worldwide SOHO business. In connection with exiting this business, during 2001 we recorded a net charge of $239 million. The charge included provisions for the elimination of approximately 1,200 positions worldwide, the closing of facilities and the write-down of certain assets to net realizable value. The charge consisted of $164 million of asset impairments, $49 million for lease cancellation and other exit costs and $26 million in severance and related costs. During the fourth quarter 2001, we sold our remaining inventory of personal inkjet and xerographic printers, copiers, facsimile machines and multi-function devices which were distributed primarily through retail channels to small offices, home offices and personal users (consumers). We will continue to provide current SOHO customers with service, support and supplies, including the manufacturing of such supplies, during a phase-down period to meet customer commitments, which will result in a declining revenue base over the next few years. The SOHO disengagement restructuring reserve balance at December 31, 2001 was $23 million.

March 2000 and 1998 Restructurings:    In March 2000, we recorded a provision of $489 million as part of a worldwide restructuring program including asset impairments of $30 million. During 2001 and 2000, we recorded net changes in estimates for both the March 2000 and the 1998 restructuring programs which reduced restructuring expense by $25 million and $125 million, respectively. As of December 31, 2001, these programs had been substantially completed.

As a direct result of the various restructuring actions, we determined that certain products were not likely to be sold in their product life cycle. For this reason, in 2001 we recorded a $42 million charge to write-down excess and obsolete inventory, $34 million of which resulted from the disengagement from our SOHO operations. In 2000, we recorded a charge of $84 million primarily as a result of the consolidation of distribution centers and warehouses and the exit from certain product lines. These charges are included in Cost of sales in the Consolidated Statement of Operations.

Worldwide employment declined by approximately 13,600 in 2001 to approximately 78,900, largely as a result of our restructuring programs and the transfer of approximately 2,500 employees to Flextronics as part of our office manufacturing outsourcing. Worldwide employment was approximately 92,500 and 94,600 at December 31, 2000 and 1999, respectively.

Other Expenses, Net.    Other expenses, net for the three years ended December 31, 2001 were as follows:

	2001	2000	1999
	Restated	Restated	Restated
	(in millions)
Non-financing interest expense	$480	$592	$407
Currency gains, net	(29)	(103)	(7)
Gain on early extinguishment of debt	(63)	—	—
Amortization of goodwill and intangibles	94	86	50
Business divestiture and asset sale (gains) losses	10	(67)	(78)

Interest income	(101)	(77)	(20)
Year 2000 costs	—	2	47
All other, net	53	91	108

Total	$444	$524	$507

In 2001, non-financing interest expense was $112 million lower than 2000, reflecting lower interest rates and lower debt levels. Non-financing interest expense in 2001 included net losses of $2 million from the mark-to-market of our remaining interest rate swaps required to be recorded as a result of applying SFAS No. 133. Differences between the contract terms of our interest rate swaps and the underlying related debt restricts hedge accounting treatment in accordance with SFAS No. 133, which requires us to record the mark-to-market valuation of these derivatives directly to earnings. Non-financing interest expense was $185 million higher in 2000 than in 1999 as a result of the CPID acquisition, which resulted in incremental borrowings of $852 million, generally higher debt levels and increased interest rates.

Net currency (gains) losses result from the re-measurement of unhedged foreign currency-denominated assets and liabilities. In 2001, exchange gains on yen debt of $107 million more than offset losses on euro loans of $36 million, a $17 million exchange loss resulting from the peso devaluation in Argentina and other currency exchange losses of $25 million. In 2000, large gains on both the yen and euro loans in the fourth quarter contributed to the $103 million gain. These currency exposures are the result of net unhedged positions largely caused by our restricted access to the derivatives markets since the fourth quarter 2000. Due to the inherent volatility in the interest rate and foreign currency markets, we are unable to predict the amount of the above noted re-measurement and mark-to-market gains or losses in future periods. Such gains or losses could be material to the financial statements in any reporting period.

Goodwill and other intangible asset amortization relates primarily to our acquisitions of the remaining minority interest in Xerox Limited in 1995 and 1997, XL Connect in 1998 and CPID in 2000. Effective January 1, 2002 and in connection with the adoption of SFAS No. 142, we no longer record amortization of goodwill. However, in lieu of amortization, goodwill is tested at least annually for impairment using a fair value methodology. Intangible assets continue to be amortized. Further discussion is provided in Note 1 and Note 22 to the consolidated financial statements.

(Gains) losses on business divestitures and asset sales include the sales of our Nordic leasing business in 2001, the North American paper business and a 25 percent interest in ContentGuard in 2000, and various Xerox Technology Enterprise businesses in 1999, as well as miscellaneous land, buildings and equipment in all years. Further discussion of our divestitures follows and is also contained in Note 5 to the consolidated financial statements.

Interest income is derived primarily from our significant invested cash balances since the latter part of 2000 and from tax audit refunds. 2001 interest income was $24 million higher than 2000 due to higher investment interest resulting from a full year of invested cash balances in 2001, partially offset by lower interest from tax audit refunds. The increases in our invested cash balances reflect our decision, beginning in the second half of 2000, to accumulate cash to maintain financial flexibility rather than continue our historical practice of paying down debt with available cash.

All other, net includes many additional items, none of which are individually significant.

Gain on Affiliate’s Sale of Stock.    In 2001 and 2000, gain on affiliate’s sale of stock of $4 million and $21 million, respectively, reflects our proportionate share of the increase in equity of ScanSoft Inc. (NASDAQ: SSFT) resulting from ScanSoft’s issuance of stock in connection with acquisitions. The 2000 gain was partially offset by a $5 million charge reflecting our share of ScanSoft’s write-off of in-process research and development associated with one of the acquisitions, which is included in equity in net income of unconsolidated affiliates. ScanSoft, an equity affiliate, is a developer of digital imaging software that enables users to leverage the power of their scanners, digital cameras, and other electronic devices.

Income Taxes and Equity in Net Income of Unconsolidated Affiliates.    The effective tax rates were 126.1 percent in 2001, 19.1 percent in 2000 and 34.6 percent in 1999. The difference between the 2001 effective tax rate and the U.S. federal statutory income tax rate of 35 percent relates primarily to the recognition of deferred tax asset valuation allowances resulting from our recoverability assessments, the taxes incurred in connection with the sale of our partial interest in Fuji Xerox and continued losses in low tax jurisdictions. The gain for tax purposes on the sale of Fuji Xerox was disproportionate to the gain for book purposes as a result of a lower tax basis in the investment. Other items favorably impacting the tax rate included a tax audit resolution of approximately $140 million and additional tax benefits arising from prior period restructuring provisions. On a loss basis, the difference between the 2000 effective tax rate of 19.1 percent and the U.S. federal statutory income tax rate of 35 percent relates primarily to continued losses in low tax jurisdictions, the recognition of deferred tax asset valuation allowances resulting from our recoverability assessments and additional tax benefits arising from the favorable resolution of tax audits of approximately $125 million. The 1999 effective tax rate benefited from increases in foreign tax credits as well as a shift in the mix of our worldwide profits, partially offset by the recognition of deferred tax asset valuation allowances. Please refer to Note 15 to the consolidated financial statements for further information. Our effective tax rate will change year to year based on nonrecurring events (such as new Turnaround Program initiatives) as well as recurring factors including the geographical mix of income before taxes. In the normal course of business, we expect that our 2002 effective tax rate will be in the low to mid 40 percent range.

Equity in net income of unconsolidated affiliates is principally related to our 25 percent share of Fuji Xerox income. Equity income was $53 million in 2001, $66 million in 2000 and $48 million in 1999. The 2001 reduction primarily reflects our reduced ownership in Fuji Xerox. The 2000 improvement reflected improved Fuji Xerox operating results and the absence in 2000 of a prior year $21 million unfavorable tax adjustment relating to an increase in Fuji Xerox tax rates. These favorable items were partially offset by our $37 million share of a 2000 Fuji Xerox restructuring charge and reductions in income from several smaller equity investments.

Manufacturing Outsourcing.    In October 2001, we announced a manufacturing agreement with Flextronics, a global electronics manufacturing services company. The agreement provides for a five-year supply contract for Flextronics to manufacture certain office equipment and components; the purchase of inventory, property and equipment at a premium over book value; and the assumption of certain liabilities. The premium will be amortized over the life of the five-year supply contract, as we will continue to benefit from the property transferred to Flextronics. Inventory purchased from us by Flextronics remains on our balance sheet until it is sold to an end user with a corresponding liability recognized for the proceeds received. This inventory and the corresponding liability was approximately $27 million at December 31, 2001. In total, the agreement with Flextronics represents approximately 50 percent of our overall worldwide manufacturing operations. In the 2001 fourth quarter, we completed the sales of our plants in Toronto, Canada; Aguascalientes, Mexico and Penang, Malaysia to Flextronics for approximately $118 million, plus the assumption of certain liabilities. The sale is subject to certain closing adjustments. Approximately 2,500 Xerox employees in these operations transferred to Flextronics upon closing. In January 2002, we completed the sale our office manufacturing operations in Venray, the Netherlands and Resende, Brazil for $29 million plus the assumption of certain liabilities. Approximately 1,600 Xerox employees in these operations transferred to Flextronics upon closing. By the end of the third quarter 2002, we anticipate all production at our printed circuit board factories in El Segundo, California and Mitcheldean, England and our customer replaceable unit plant in Utica, New York will be fully transferred to Flextronics’ facilities which will complete the plans that we announced in October. Included in the 2001 Turnaround Program are restructuring charges of $24 million related to the closing of these facilities.

Divestitures.    In December 2001, we sold Delphax Systems and Delphax Systems, Inc. (Delphax) to Check Technology Corporation for $14 million in cash, subject to purchase price adjustments. Delphax designs, manufactures and supplies high-speed electron beam imaging digital printing systems and related parts, supplies and maintenance services. There was no gain or loss recorded related to this sale.

In April 2001, we sold our leasing businesses in the four Nordic countries to Resonia Leasing AB (Resonia) for proceeds of approximately $370 million, which approximated book value. The assets sold included the leasing portfolios in the respective countries, title to the underlying equipment included in the lease portfolios and the transfer of certain employees and systems used in the operations of the businesses. Under terms of the agreement, Resonia will provide on-going exclusive equipment financing to Xerox customers in those countries.

In March 2001, we sold half our ownership interest in Fuji Xerox to FujiFilm for $1,283 million in cash. The sale resulted in a pre-tax gain of $773 million. Income taxes of approximately $350 million related to this transaction were paid in the first quarter 2002. Under the agreement, FujiFilm’s ownership interest in Fuji Xerox increased from 50 percent to 75 percent. While Xerox’s ownership interest decreased to 25 percent, we retain significant rights as a minority shareholder. All product and technology agreements between Fuji Xerox and us continue, ensuring that the two companies retain uninterrupted access to each other’s portfolio of patents, technology and products. With its business scope focused on document processing activities, Fuji Xerox will continue to provide office products to us and collaborate with us on research and development. We maintain our agreement with Fuji Xerox to provide them production publishing and solid ink technology.

In December 2000, we completed the sale of our China operations to Fuji Xerox for $550 million cash and the assumption of $118 million of debt for which we recorded a $200 million pre-tax gain. Revenues from our China operations were $262 million in 2000.

In June 2000, we entered into an agreement to sell our U.S. and Canadian commodity paper product line and customer list, for $40 million. We also entered into an exclusive license agreement for the Xerox brand name. Additionally, we earn commissions on Xerox originated sales of commodity paper as an agent for Georgia Pacific.

In April 2000, we sold a 25 percent ownership interest in our wholly owned subsidiary, ContentGuard, to Microsoft, Inc. for $50 million and recognized a gain of $23 million. An additional gain of $27 million was deferred pending the achievement of certain performance criteria. In May 2002, we paid Microsoft $25 million as the performance criteria had not been achieved. In connection with the sale, ContentGuard also received $40 million from Microsoft for a non-exclusive license of its patents and other intellectual property and a $25 million advance against future royalty income from Microsoft on sales of products incorporating ContentGuard’s technology. The license payment is being amortized over the ten year life of the license agreement and the royalty advance will be recognized in income as earned.

Acquisition of the Color Printing and Imaging Division of Tektronix, Inc.    In January 2000, we acquired the Color Printing and Imaging Division of Tektronix, Inc. (CPID) for $925 million in cash including $73 million paid by Fuji Xerox for the Asia/Pacific operations of CPID. CPID manufactures and sells color printers, ink and related products and supplies. The acquisition accelerated us to the number two market position in office color printing, improved our reseller and dealer distribution network and provided us with scalable solid ink technology. The acquisition also enabled significant product development and expense synergies with our monochrome printer organization.

Business Performance by Segment.

As discussed in Note 22 to the Consolidated Financial Statements, operating segment information for 2001 has been restated to reflect a change in operating segment structure that was made in 2002. The nature of the changes related primarily to corporate expense and other allocations associated with internal reorganizations made in 2002, as well as decisions concerning direct applicability of certain overhead expenses to the segments. The adjustments increased (decreased) full year 2001 revenues as follows ($ in millions): Production—($16), Office—($16), DMO—($1), SOHO—$3 and Other—$30. The full year 2001 segment profit was increased (decreased) as follows: Production—$12, Office—$24, DMO—$32, SOHO—$2 and Other—($70). However, the operating segment information for 2000 and 1999 has not been adjusted as it was impracticable to do so, and is therefore is not presented on the new basis. We have, however, presented comparative segment information on the old basis for 2001, 2000 and 1999.

In 2001, we realigned our reportable segments to be consistent with how we manage the business and to reflect the markets we serve. Our business segments are as follows: Production, Office, DMO, SOHO, and Other. The table below summarizes our business performance by segment for the three-year period ended December 31, 2001. Revenues and associated percentage changes, along with operating profits and margins by segment are included. Segment operating profit (loss) excludes certain non-segment items, such as restructuring and gains on sales from businesses, as further described in Note 10 to the consolidated financial statements.

Business Segment Performance

Operating segment selected financial information, using the new basis of presentation, for the year ended December 31, 2001 was as follows:

	Revenue	Operating Profit (Loss)(2)	Operating Margin
	($ in millions)
Production	$5,883	$466	7.9%
Office	6,910	365	5.3
DMO	2,026	(125)	(6.2)
SOHO	410	(195)	(47.6)
Other	1,779	(143)	(8.0)

Total	$17,008	368	2.2

Memo: Color(1)	$2,759

(1)	Same as below.
(2)	Same as below.

Operating segment selected financial information, using the prior year’s basis of presentation, for the years ended December 31, 2001, 2000 and 1999 was as follows:

				% Change
	2001	2000	1999	2001	2000
	Restated	Restated	Restated
	($ in millions)
Revenue
Production	$5,899	$6,332	$6,933	(7)%	(9)%
Office	6,926	7,060	6,853	(2)	3
DMO	2,027	2,619	2,450	(23)	7
SOHO	407	599	575	(32)	4
Other	1,749	2,141	2,184	(17)	(2)

Total	$17,008	$18,751	$18,995	(9)%	(1)%

Memo: Color(1)	$2,762	$2,612	$1,619	6%	61%

Operating Profit (Loss)(2)
Production	$454	$463	$1,236
Office	341	(180)	49
DMO	(157)	(93)	48
SOHO	(197)	(293)	(188)
Other	(73)	225	203

Total	$368	$122	$1,348

Operating Margin
Production	7.7%	7.3%	17.8%
Office	4.9	(2.5)	0.7
DMO	(7.7)	(3.6)	2.0
SOHO	(48.4)	(48.9)	(32.7)
Other	(4.2)	10.5	9.3
Total	2.2%	0.7%	7.1%

(1)	Color revenue is included in all segments except Other.
(2)
Segment operating profit (loss) includes allocation of certain corporate expenses such as research, finance, business strategy, marketing, legal, and human resources. The “Other” segment includes certain expenses which have not been allocated to the businesses such as non-financing interest expense.

Basis of presentation:

All operating segment information discussed below is in the context of the prior year’s basis of presentation.

Production:    Production revenues include production publishing, production printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute sold predominantly through direct sales channels in North America and Europe. Revenues declined 7 percent (6 percent pre-currency) in 2001 and 9 percent (6 percent pre-currency) in 2000. The monochrome production revenue decline reflected competitive product introductions, movement to distributed printing and electronic substitutes, and weakness in the worldwide economy. Revenue from our DocuTech production publishing family, which had been continually refreshed and expanded since its 1990 launch, declined in both 2001 and 2000 reflecting the 1999 introduction of a competitive product. While Xerox remained the market leader, our production publishing market share declined in 2000, but improved significantly in the U.S. in 2001. In production printing, Xerox maintained its strong market leadership in both 2001 and 2000, however, revenue decreased reflecting declines in the transaction printing market.

2001 production color revenues grew 2 percent from 2000 including continued strong DocuColor 2000 series growth, partially offset by declines in older products reflecting introduction of competitive offerings and the effects of the weakened economy in the second half of the year. The DocuColor 2000 series, launched in 2000, at speeds of 45 and 60 pages per minute established an industry standard by producing near-offset quality, full color prints including customized one-to-one printing at a variable cost of less than 10 cents per page. Production color revenues grew significantly in 2000 largely due to the very successful launch of the DocuColor 2000 series. Production revenues represented 35 percent of 2001 revenues compared with 34 percent in 2000.

2001 Production operating profit continued to decline, but significantly less than the rate of decline experienced in 2000. Lower 2001 revenue combined with reduced monochrome gross margin reflecting competitive pressures were only partially offset by a substantial improvement in SAG expenses generated by our Turnaround Program. 2000 operating profit was significantly below 1999 due to lower revenue and gross margin, reflecting increased competition. Expenses increased due to the earlier sales realignment and administrative transition and higher DocuColor iGen3 R&D investments.

Office:    Office revenues include our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers under 90 pages per minute, and facsimile products sold through direct and indirect sales channels in North America and Europe. 2001 revenues declined 2 percent (one percent pre-currency) from 2000 as strong office color revenue growth was not sufficient to offset monochrome declines. Color revenue growth was driven by the Document Centre Color Series 50 and strong color printer equipment sales including the Phaser 860 solid ink and Phaser 7700 laser printers which use single pass color technology. 2001 monochrome revenues declined as growth in digital multifunction was more than offset by declines in light lens as the market continues to transition to digital technology. This decline was exacerbated further by our reduced participation in very aggressively priced competitive customer bids and tenders in Europe, as we reorient our focus from market share to profitable revenue. These declines were only slightly offset by the very successful North American launch of the Document Centre 490 in September 2001. In 2001, digital multifunction equipment sales represented approximately 91 percent of our monochrome copier equipment sales compared with 82 percent in 2000.

2000 revenues increased 3 percent from 1999 including the January 2000 acquisition of CPID. Excluding CPID, revenues declined 6 percent. Office revenues represented 41 percent of 2001 revenues compared with 38 percent in 2000.

Operating profit in the Office segment increased significantly in 2001 reflecting lower SAG spending, benefiting from our Turnaround Program and improved gross margins. Gross margin improvement includes the benefit of our reduced participation in very aggressively priced European bids and tenders, significantly improved document outsourcing margins, improving Document Centre margins facilitated by favorable mix due to the Document Centre 480 and 490 launches, improved manufacturing and service productivity, and favorable currency. 2000 operating profit was significantly lower than 1999 reflecting lower gross margins, higher R&D spending associated with the CPID acquisition and increased SAG expenses due to the sales realignment, administrative transition and CPID spending.

DMO:    DMO includes operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. DMO included our China operation, which generated revenues of $262 million in 2000, prior to the December 2000 sale. In Latin America most equipment transactions are recorded as operating leases. 2001 DMO revenue declined 23 percent from 2000, with approximately 45 percent of the decline due to the sale of our China operation. The balance of the decline was due to lower equipment populations, implementation of a new business model that places greater emphasis on liquidity and profitable revenue rather than market share as well as general economic weakness in many of the countries. Revenues in Brazil, which represented approximately 5 percent of our total revenues in 2001, declined 18 percent from 2000 primarily as a result of an average 22 percent currency devaluation of the Brazilian Real and implementation of the new business model. In 2001, DMO incurred a $157 million loss reflecting lower revenue and gross margins only partially offset by initial cost restructuring benefits. In addition, results were adversely impacted by higher aggregate exchange losses including the Argentinean devaluation.

2000 revenues grew 7 percent reflecting growth in Brazil and most countries outside Latin America. Revenues in Brazil grew 5 percent as an improved economic environment was partially offset by increased competitive activity and lower prices during the latter half of the year as the operation focused on reducing inventory. DMO incurred an $93 million loss in 2000 compared to a profit of $48 in 1999 reflecting lower margins and an increase in SAG expenses, including higher bad debt provisions.

SOHO:    We announced our disengagement from our worldwide SOHO business in June 2001 and sold our remaining equipment inventory by the end of the year. SOHO revenues now consist primarily of profitable consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. SOHO revenues represented 2 percent of 2001 revenues compared with 3 percent in 2000, and declined 32 percent in 2001 from 2000. Despite a gross margin decline, significant SAG and R&D reductions following our June 2001 disengagement resulted in substantially lower operating losses in 2001 and a return to profitability in the fourth quarter. We expect profits to continue in 2002 as we sell high-margin consumables for the existing equipment population. We also expect SOHO revenues and profits to decline over time as the existing equipment population is replaced.

Other:    Other includes revenues and costs associated with paper sales, Xerox Engineering Systems (XES), Xerox Connect, Xerox Technology Enterprises (XTE), our investment in Fuji Xerox, consulting and other services. Other also includes corporate items such as non-financing interest expense and other non-allocated central costs.

2001 revenue declined 18 percent from 2000 and operating losses increased principally reflecting lower paper, XES, Xerox Connect, and XTE revenues, and lower income related to our reduced investment in Fuji Xerox, partially offset by lower net non-financing interest expense. The 2001 operating loss also reflects the additional ESOP funding necessitated by the elimination of the ESOP dividend; higher professional fees related to litigation, SEC issues and related matters; employee retention compensation; and lower pension settlement gains. 2000 results benefited from gains on the sales of our North American paper business, a 25 percent interest in ContentGuard, and a gain on our ScanSoft affiliate’s sale of stock.

New Accounting Standards.    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), which requires companies to recognize all derivatives as assets or liabilities measured at their fair value regardless of the purpose or intent of holding them. Gains or losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Changes in fair value for derivatives not designated as hedging instruments and for the ineffective portions of hedges are recognized in earnings of the current period. The adoption of SFAS No. 133 resulted in a net cumulative after-tax loss of $2 million in the first quarter Consolidated Statement of Operations and a net cumulative after-tax loss of $19 million in Accumulated Other Comprehensive Income. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values and fair values of related hedged assets, liabilities and firm commitments, we recognized a $361 million increase in assets and a $382 million increase in liabilities (amounts have been restated to reflect the effects of the correction of fair value assigned to certain derivative instruments upon adoption of SFAS No. 133 of $42 million. See Note 21 to the Consolidated Financial Statements for additional information).

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. We have not historically engaged in transactions that qualify for the use of the pooling of interests method and therefore, this aspect of the new standard will not have an impact on our financial results. SFAS No. 141 also changes the definition of intangible assets acquired in a purchase business combination, providing specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the previous rules. SFAS No. 141 also requires that upon adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria (see the discussion of the impacts of the adoption of SFAS No. 142 below). All business acquisitions initiated after June 30, 2001 must apply provisions of this standard.

SFAS No. 142, also issued in 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets subsequent to their initial recognition. This statement recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization. However, goodwill will be tested at least annually for impairment, using a fair value methodology, in lieu of amortization. The provisions of this standard also require that amortization of goodwill related to equity method investments be discontinued, and that these goodwill amounts continue to be evaluated for impairment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The provisions of SFAS No. 142 were adopted on January 1, 2002. Upon adoption of SFAS No. 142, we reclassified $61 of intangible assets related to acquired workforce that was required to be included in goodwill by this standard.

SFAS No. 142 also requires performance of annual and transitional impairment tests on goodwill using a two-step approach. The first step is to identify a potential impairment and the second step is to measure the amount of any impairment loss. During the second quarter of 2002, we completed the first step of the transitional goodwill impairment test. This test required us to compare the carrying value of our reporting units to the fair value of these units. The standard requires that if reporting units’ fair value is below its carrying value, a potential goodwill impairment exists and we would be required to complete the second step of the transitional impairment test to quantify the amount of the potential goodwill impairment charge. Based on the results of the first step of the transitional impairment test, we have identified potential goodwill impairments in the reporting units included in our DMO operating segment. The second step of the transitional goodwill impairment test requires that the implied fair value of goodwill be estimated by allocating the fair value of a reporting unit to all of the assets and liabilities of that reporting unit. The excess of the fair value of the reporting unit over the amounts allocated to the assets and liabilities represents the implied fair value of the goodwill. Any excess of the carrying amount of reporting unit goodwill over the implied fair value of goodwill will be recorded as a goodwill impairment charge. We are in the process of finalizing the second step of the impairment test and expect to record an impairment charge of $63 million. This non-cash charge will be retroactively recorded as a cumulative effect of change in accounting principle in the first quarter of 2002.

In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. We are required to implement this standard on January 1, 2003. We do not expect this Statement will have a material effect on our financial position or results of operations.

In 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement primarily supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We implemented this standard on January 1, 2002, and do not expect this Statement will have a material effect on our financial position or results of operations.

On April 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). The applicable portion of this Statement rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item, net of related income tax effect. Accordingly, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented and that does not meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item, was reclassified. As a result of adopting SFAS No. 145, all the extraordinary gains on extinguishment of debt previously reported in the Consolidated Statements of Operations were reclassified to Other expenses, net. After considering the effects of the restatement as discussed in Note 21 to the Consolidated Financial Statements, the effect of this reclassification in the accompanying Condensed Consolidated Statements of Operations was a decrease to Other expenses, net of $63 and an increase to income taxes of $25, from amounts previously reported, for the year ended December 31, 2001. SFAS No. 145 also amends Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS No. 13”) to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This portion of SFAS No. 145 did not have any effect on our financial position or results of operations for any periods presented.

Capital Resources and Liquidity

Liquidity, Financial Flexibility and Funding Plans:

Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. We used these funds to finance customers’ purchases of our equipment and for working capital requirements, capital expenditures and business acquisitions. Our operations and liquidity began to be negatively impacted in 2000 by Company-specific business challenges, which have been previously discussed. These challenges were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these challenges and conditions negatively impacted our cash availability and created marketplace concerns regarding our liquidity, which led to credit rating downgrades and restricted our access to capital markets.

In addition to the limited access to capital markets which resulted from our credit rating downgrades, we have been unable to access the public capital markets. This is because, as a result of the ongoing SEC investigation since June 2000 and the accounting issues raised by the SEC, the SEC Staff advised us that we could not make any public registered securities offerings. This additional constraint had the effect of limiting our means of raising funds to those of unregistered capital markets offerings and private lending or equity sources. Our credit ratings became even more important, since credit rating agencies often include access to other capital sources in their rating criteria.

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

•	On June 11 and 21, 2002, S&P lowered and affirmed its rating of our senior unsecured and senior secured debt, which to date has not had any incremental adverse effects on our liquidity.

As of June 26, 2002, our senior and short-term debt ratings and outlooks were as follows:

	Senior Debt Rating	Short Term Debt Rating	Outlook
Moody’s	B1	Not Prime	Negative
S&P*	BB-/B+	B*	Negative*
Fitch	BB	B	Stable

*
Effective June 11, 2002, S&P lowered our Corporate credit rating, and downgraded our senior debt, to BB- and maintained us on CreditWatch with Negative implications. Upon receipt of commitments from the banks who are party to our New Credit Facility, S&P affirmed the Corporate credit rating and our senior secured debt at BB- with a Negative Outlook, and downgraded our senior unsecured debt to B+.

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

New Credit Facility:

On June 21, 2002, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing the Old Revolver. At that time, we permanently repaid $2.8 billion of the $7 billion Revolving Credit Agreement (the “Old Revolver”). Accordingly, there is currently $4.2 billion outstanding under the New Credit Facility, consisting of three tranches of term loans totaling $2.7 billion and a $1.5 billion revolving facility that includes a $200 million letter of credit sub-facility. The three term loan tranches include a $1.5 billion amortizing “Tranche A” term loan, a $500 million “Tranche B” term loan, and a $700 million “Tranche C” term loan maturing on September 15, 2002. Xerox Corporation is currently, and will remain, the borrower of all of the term loans. The revolving loans are available, without sub-limit, to Xerox Corporation, Xerox Canada Capital Limited (XCCL), Xerox Capital Europe plc (XCE) and other foreign subsidiaries, as requested by us from time to time, that meet certain qualifications. We are required to repay a total of $400 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2003, and a total of $600 million of the Tranche A loan and $5 million of the Tranche B loan in semi-annual installments in 2004. The remaining portions of the Tranche A and Tranche B term loans and the revolving facility contractually mature on April 30, 2005. We could be required to repay portions of the loans earlier than their scheduled maturities upon the occurrence of certain events, as described below. In addition, all loans under the New Credit Facility mature upon the occurrence of a change in control.

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

Under the terms of certain of our outstanding public bond indentures, the outstanding amount of obligations under the New Credit Facility that can be secured by assets (the “Restricted Assets”) of (i) Xerox Corporation and (ii) our non-financing subsidiaries that have a consolidated net worth of at least $100 million, without triggering a requirement to also secure these indentures, is limited to the excess of (a) 20 percent of our consolidated net worth (as defined in the public bond indentures) over (b) a portion of the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of the debt secured under the New Credit Facility by the Restricted Assets (the “Restricted Asset Security Amount”) will vary from time to time with changes in our consolidated net worth. The Restricted Assets secure the Tranche B loan up to the Restricted Asset Security Amount; any Restricted Asset Security Amount in excess of the outstanding Tranche B loan secures, on a ratable basis, the other outstanding loans under the New Credit Facility. The assets of XCE, XCCL and many of the subsidiaries guarantying the New Credit Facility are not Restricted Assets because those entities are not restricted subsidiaries as defined in our public bond indentures. Consequently, the amount of debt under the New Credit Facility secured by their assets is not subject to the foregoing limits.

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

The New Credit Facility also contains financial covenants which the Old Revolver did not contain, including:

•	Minimum EBITDA (rolling four quarters, as defined)

•	Maximum Leverage (total adjusted debt divided by EBITDA, as defined)

•	Maximum Capital Expenditures (annual test)

•	Minimum Consolidated Net Worth (quarterly test, as defined)

Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

We expect total fees and expenses incurred in connection with the New Credit Facility to approximate $125 million, the majority of which was paid at closing. These amounts will be deferred and amortized over the three year term of the New Credit Facility.

Turnaround Program:

In 2000 we announced a global Turnaround Program which included initiatives to sell certain assets, improve operations and liquidity, and reduce annual costs by at least $1 billion. Through December 31, 2001, and since that time, we have made significant progress toward these objectives.

With respect to asset sale initiatives:

•	In the fourth quarter of 2000 we sold our China operations to Fuji Xerox, generating $550 million of cash and transferring $118 million of debt to Fuji Xerox.

•	In March 2001, we sold half of our interest in Fuji Xerox to Fuji Photo Film Co., Ltd. for $1,283 million in cash.

•
In the fourth quarter of 2001, we received cash proceeds of $118 million related to the sales to Flextronics of certain of our manufacturing facilities, and in 2002 we received additional net cash proceeds of $29 million related to the sales of additional facilities under that agreement.

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

In connection with general financing initiatives:

•	During 2001, we retired $374 million of long-term debt through the exchange of 41.1 million shares of our common stock, which increased our net worth by $349 million.

•
In November 2001, we sold $1,035 million of Convertible Trust Preferred Securities, and placed $229 million of the proceeds in escrow to fund the first three-years’ distribution requirements. Total proceeds, net of escrowed funds and transaction costs, were $775 million.

•
In January 2002, we sold $600 million of 9¾ percent Senior Notes and €225 million of 9¾ percent Senior Notes, for cash proceeds totaling $746 million, which is net of fees and original-issue discount. These notes mature on January 15, 2009, and contain several affirmative and negative covenants which are similar to those in the New Credit Facility. Taken as a whole, the Senior Notes covenants are less restrictive than the covenants contained in the New Credit Facility. In addition, our Senior Notes do not contain any financial maintenance covenants or scheduled amortization payments. The Senior Notes covenants (1) restrict certain transactions, including new borrowings, investments and the payment of dividends, unless we meet certain financial measurements and ratios, as defined, and (2) restrict our use of proceeds from certain other transactions including asset sales. In connection with the June 21, 2002 closing of the New Credit Facility, substantially all of our U.S. subsidiaries guaranteed these notes. In order to reduce the immediate cost of this borrowing, we entered into derivative agreements to swap the cash interest obligations under the dollar portion of these notes to LIBOR plus 4.44 percent. We will be required to collateralize any out-of-the-money positions on these swaps.

In connection with vendor financing and related initiatives:

•
In 2001, we received $885 million in financing from GE Capital, secured by portions of our finance receivable portfolios in the United Kingdom. At December 31, 2001, the remaining balances of these loans totaled $521 million.

•
In the second quarter 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus retained interests in certain finance receivables for total proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries.

•
In July 2001, we transferred U.S. lease contracts to a trust, which in turn sold $513 million of floating-rate asset-backed notes. We received cash proceeds of $480 million, net of $3 million of fees, plus a retained interest of $30 million, which we will receive when the notes are repaid, which we expect to occur in August

2003. The transaction was accounted for as a secured borrowing. At December 31, 2001, the remaining debt totaled $395 million.

•
In September 2001, we announced a U.S. Framework Agreement (the “USFA”) with GE Capital’s Vendor Financial Services group, under which GE Capital will become the primary equipment-financing provider for our U.S. customers. We expect funding under the USFA to be in place in 2002 upon completion of systems and process modifications and development.

•
In November 2001, we entered into an agreement with GE Capital which provides for a series of loans, secured by certain of our finance receivables in the United States, up to an aggregate of $2.6 billion, provided that certain conditions are met at the time the loans are funded. These conditions, all of which we currently meet, include maintaining a specified minimum debt rating with respect to our senior debt. In the fourth quarter of 2001, we received two secured loans from GE Capital totaling $1,175 million. Cash proceeds of $1,053 million were net of $115 million of escrow requirements and $7 million of fees. At December 31, 2001, the remaining balances of these loans totaled $1,149 million. In March 2002, we received our third secured loan from GE Capital totaling $266 million. Cash proceeds of $229 million were net of $35 million of escrow requirements and $2 million of fees. In May 2002, we received our fourth secured loan from GE Capital, totaling $499 million. Cash proceeds of $496 million were net of $3 million of fees. Through June 26, 2002 approximately $1.9 billion of loans have been funded under this agreement.

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

•
In December 2001, we announced that we would be forming a joint venture with De Lage Landen International BV (DLL) to manage equipment financing, billing and collections for our customers’ financed equipment orders in the Netherlands. This joint venture was formed and began funding in the first quarter of 2002. DLL owns 51 percent of the venture and provides the funding to support new customer leases, and we own the remaining 49 percent of this unconsolidated venture.

•
In December 2001, we announced European framework agreements with GE Capital’s European Equipment Finance group, under which GE Capital will become the primary equipment-financing provider for our customers in France and Germany. We expect these agreements to be completed in 2002.

•
In March 2002, we signed agreements with third parties in Brazil and Mexico, under which those third parties will be our primary equipment financing provider in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.

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

•	In May 2002, we received an additional loan from GE Capital of $106 million secured by portions of our lease receivable portfolio in the U.K.

•	In May 2002, we received a $77 million loan from GE Capital, secured by certain of our finance receivables in Germany. Cash proceeds of $65 million were net of $12 million of escrow requirements.

Cash and Debt Positions:

With $4.0 billion of cash and cash equivalents on hand at December 31, 2001, (and approximately $1.8 billion on hand as of June 26, 2002, after giving effect to the refinancing under the New Credit Facility) we believe our liquidity is sufficient to meet current operating cash flow requirements and to satisfy all scheduled debt maturities through December 31, 2002.

As a result of the New Credit Facility discussed above, our debt maturities have changed. Significantly less debt will now mature in 2002 and 2003 than would have become due had the Old Revolver not been refinanced. In addition, a portion of our available cash has been used to retire some of the debt under the Old Revolver. The following represents our aggregate debt maturity schedules by quarter for 2002 and 2003, and reflects the New Credit Facility and related principal payments discussed above (in billions):

	2002	2003
First Quarter	$0.7	$0.5
Second Quarter	4.0	1.1
Third Quarter	1.0	0.3
Fourth Quarter	0.9	1.3

Full Year	$6.6	$3.2

Additionally, as discussed throughout this Annual Report, we have reached a settlement with the SEC as to all matters that were under investigation. It is our expectation that the resolution of these matters will restore our ability to access the public capital markets and reduce our earlier reliance on other funding sources including non-public capital markets. Our current plans include accessing the public capital markets in 2002, however, we are not dependent on such access to maintain adequate liquidity in 2002.

Plans to Strengthen Liquidity and Financial Flexibility Beyond 2002:

Our ability to maintain sufficient liquidity beyond 2002 is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

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

Contractual Cash Obligations and Other Commercial Commitments and Contingencies:

At December 31, 2001, we had the following contractual cash obligations and other commercial commitments and contingencies:

Contractual Cash Obligations:

	2002	2003	2004	2005	2006	Thereafter
	(In millions)
Long term debt(1)	$6,584	$3,226	$2,567	$3,370	$30	$914
Minimum operating lease commitments	250	207	165	135	112	359

Total contractual cash obligations	$6,834	$3,433	$2,732	$3,505	$142	$1,273

(1)	The long-term debt obligations reflect the refinancing of our New Credit Facility on June 21, 2002.

Cumulative Preferred Securities:

As of December 31, 2001, we have four series of outstanding preferred securities as summarized below. The redemption requirements and the annual cumulative dividend requirements on our outstanding preferred stock are as follows:

•
Series B Convertible Preferred Stock (ESOP shares):    The balance at December 31, 2001 was $605 million, and is redeemable in shares of common stock or cash, at our option, as employees with vested shares leave the Company. Annual cumulative dividend requirements are $6.25 per share. In 2001, we suspended these dividends, but the unpaid dividends are cumulative and amount to approximately $40 million at December 31, 2001.

•
7½ percent Convertible Trust Preferred Securities:    The balance at December 31, 2001 was $1,005 million, and is putable in 2004 in cash or in shares of common stock at a redemption value of $1,035 million. Annual cumulative distribution requirements are $3.75 per Preferred Security on 20.7 million securities. The first three years’ dividend requirements were funded at issuance and are invested in U.S. Treasury securities held by a separate trust.

•
8 percent Convertible Trust Preferred Securities:    The balance at December 31, 2001 was $639 million, and is redeemable in 2027 at a redemption value of $650 million. Annual cumulative dividend requirements are $80 per security on 650,000 securities.

•
Canadian Deferred Preferred Stock:    The balance at December 31, 2001 was $43 million, and is redeemable in 2006. Annual cumulative non-cash dividend requirements will increase this amount to its 2006 redemption value of approximately $56 million.

Other Commercial Commitments and Contingencies:

Flextronics:    As previously discussed, in 2001 we outsourced certain manufacturing activities to Flextronics under a five-year agreement. At December 31, 2001 we anticipate that we will purchase approximately $1 billion of inventory from Flextronics during 2002 and expect to maintain this level in the future.

Fuji Xerox:    We had product purchases from Fuji Xerox totaling $598 million, $812 million, and $740 million in 2001, 2000 and 1999, respectively. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months.

Other Purchase Commitments:    We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record any losses when they are probable and reasonably estimable.

EDS Contract:    We have an information management (IM) contract with Electronic Data Systems Corp (EDS). We can terminate the contract with six months notice upon the payment of termination fees, as defined in the contract. Although there are no minimum payments due under the contract, the IM function is integral to our operations and at this time, we anticipate making the following payments to EDS over the next five years (in millions): 2002—$381; 2003—$354; 2004—$351; 2005—$354; 2006—$345.

Other Funding Arrangements:

Securitizations, and Use of Special Purpose Entities:

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special-purpose entities (SPEs) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over- collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. None of our officers, directors or employees or those of any of our subsidiaries or affiliates hold any direct or indirect ownership interests in any of these SPEs. We typically act as service agent and collect the securitized receivables on behalf of the securitization investors. Under certain circumstances, including the downgrading of our debt ratings by one or more rating agencies, we can be terminated as servicing agent, in which event the SPEs may engage another servicing agent and we would cease to receive a servicing fee. Although the debt rating downgrade provisions have been triggered in some of our securitization agreements, the securitization investors and/or their agents have not elected to remove us as administrative servicer as of this time. We are not liable for non-collection of securitized receivables or otherwise required to make payments to the SPEs except to the limited extent that the securitized receivables did not meet specified eligibility criteria at the time we sold the receivables to the SPEs or we fail to observe agreed-upon credit and collection policies and procedures.

Most of our SPE transactions were accounted for as borrowings, with the debt and related assets remaining on our balance sheets. Specifically, in addition to the July 2001 asset-backed notes transaction and the U.S. loans from GE Capital discussed above, which utilized SPEs as part of their structures, as of December 31, 2001, we have entered into the following similar transactions which were accounted for as debt on our balance sheets:

•
In the third quarter 2000, Xerox Credit Corporation (XCC) securitized certain finance receivables in the United States, generating gross proceeds of $411 million. As of December 31, 2001, the remaining debt under this facility totaled approximately $154 million.

•
In 1999, XCC securitized certain finance receivables in the United States, generating gross proceeds of $1,150 million. At December 31, 2001, the remaining obligations in this facility totaled $94 million, and were substantially repaid as of June 26, 2002.

We have also entered into the following SPE transactions which were accounted for as sales of receivables:

•
In 2000, Xerox Corporation and Xerox Canada Limited (XCL) securitized certain accounts receivable in the U.S. and Canada, generating gross proceeds of $315 million and $38 million, respectively. In December 2000, as a result of the senior debt downgrade by Moody’s discussed above, both entities negotiated waivers with their respective counterparties to prevent the facilities from entering “wind-down” mode. As part of its waiver negotiation, Xerox Corporation renegotiated the $315 million U.S. facility, reducing its size to $290 million. The May 2002 Moody’s downgrade constituted an event of termination under this agreement, which we are currently renegotiating. Failure to successfully renegotiate the facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility, and our availability would wind down. In February 2002, the size of the Canadian facility was reduced in order to make certain receivables eligible under the GE Capital Canadian transaction described above. Also in February 2002, a downgrade of our Canadian debt by Dominion Bond Rating Service caused the Canadian counterparty to withdraw its waiver, in turn causing the remaining Canadian facility at that time to enter into wind-down mode. This facility has subsequently been fully repaid.

•
In 1999, XCL securitized certain finance receivables, generating gross proceeds of $345 million. At December 31, 2001, the remaining obligations in this facility totaled $93 million, and we expect them to be fully paid in 2002. At December 31, 2001, this is the only outstanding SPE transaction with recourse provisions that could be asserted against us.

•
In 1999, Xerox Corporation and certain of its subsidiaries securitized accounts receivable, generating aggregate gross proceeds of $231 million. No amounts remained outstanding as of December 31, 2001.

In summary, at December 31, 2001, amounts owed by these receivable-related SPEs to their investors totaled $2,210 million, of which $418 million represented transactions we treated as asset sales, and the remaining $1,792 million is reported as Debt in our Consolidated Balance Sheet. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 5 to the Consolidated Financial Statements. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 17 to the Consolidated Financial Statements for a detailed description of these transactions.

Secured Debt—Summary:

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

Equity Put Options:

During 2000 and 1999, we sold 7.5 million and 0.8 million equity put options, respectively, for proceeds of $24 million and $0.4 million. We did not sell any such options in 2001. Equity put options give the counterparty the right to sell our common shares back to us at a specified strike price. In January 2001, we paid $28 million to settle the put options we issued in 1999, which we funded by issuing 5.9 million unregistered common shares. In the fourth quarter 2000, we were required to pay $92 million to settle the put options that we issued in 2000. In 1999, we paid $5 million to settle put options that we issued in 1998. There were no put options outstanding as of December 31, 2001.

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

At December 31, 2001, 2000 and 1999, cash and cash equivalents on hand totaled $3,990 million, $1,750 million and $132 million, respectively, and total debt was $16,744 million, $18,637 million, and $16,147 million, respectively. Total debt net of cash (Net Debt) decreased by $4,133 million in 2001, increased by $872 million in 2000, and increased by $769 million in 1999. The consolidated ratio of total debt to common and preferred equity was 7.0:1, 7.6:1 and 4.5:1 as of December 31, 2001, 2000 and 1999, respectively. The decrease in this ratio in 2001 reflects debt-for-equity exchanges, a curtailment of dividends, and debt repayments funded by asset sales and working capital improvements, offset partially by a net loss and the impacts of currency devaluation. The increase in 2000 reflects the 2000 net loss, an increase in debt to fund the CPID acquisition, cash payments required to settle outstanding put options on our common stock, cash dividends, and the impact of currency devaluation. The increases in both 2001 and 2000 compared to 1999 also reflect our decision, beginning in 2000, to accumulate cash to maintain financial flexibility rather than continue our historical practice of paying down debt with available cash.

The following represents the results of our cash flows for the last three years included within our Statement of Cash Flows in our consolidated financial statements (in millions):

	2001	2000	1999
Operating Cash Flows	$1,566	$207	$551
Investing Cash Flows (Usage)	873	(855)	(789)
Financing Cash Flows (Usage)	(189)	2,255	300
Foreign Currency Impacts	(10)	11	(9)

Net Change in Cash Balance	2,240	1,618	53
Cash—Beginning of year	1,750	132	79

Cash—End of year	$3,990	$1,750	$132

2001 operating cash flows improved significantly compared to 2000, primarily due to working capital improvements. Although our sales declined, which normally leads to a reduction in receivables and payables balances, our collections of receivables exceeded our payments on accounts payable and other current liability accounts by approximately $500 million. We further reduced our inventory balances and spending for on-lease equipment by approximately $480 million. We also had a short-term benefit of approximately $350 million associated with the timing of taxes due on the gain from our sale of half our interest of Fuji Xerox, which we did not have to pay until first quarter 2002. The overall impact of our reported net loss on our operating cash flows, after considering the impacts of non-cash items associated with restructuring charges, provisions, tax valuation allowances and gains did not vary significantly between 2001 and 2000.

Investing cash flows were higher in 2001 primarily due to $1,768 million of cash received from the sales of businesses, including Fuji Xerox and our leasing businesses in the Nordic European countries. These cash proceeds were greater than those received from the sale of businesses in 2000, which resulted in proceeds of $640 million. In 2001 we also reduced capital spending and internal-use software spending significantly. Other factors contributing to the 2001 improvement were the acquisition of CPID in 2000, which utilized cash of $856 million, while in 2001 we were required to fund $628 million of certain escrow and insurance trusts based on contractual requirements.

Our 2001 financing activities largely consisted of a net repayment of approximately $1.1 billion of debt, offset by a private placement of $1.0 billion of trust preferred securities. Our suspension of dividends on our common and preferred stock also had a positive impact on our cash flows in 2001.

Refer to our EBITDA-based cash flows discussion below to understand the way we look at cash flows from a treasury and cash management perspective, and for explanations of cash flows for 2000 and 1999.

Historically, we separately managed the capital structures of our non-financing operations and our captive financing operations. Consistent with our continuing efforts to exit the customer equipment financing business, we now use EBITDA and operating cash flow to measure our liquidity, and we no longer distinguish between financing and non-financing operations in our liquidity management processes. We define EBITDA as earnings before interest expense, income taxes, depreciation, amortization, minorities’ interests, equity in income of unconsolidated affiliates, and non-recurring and non-operating items. We believe that EBITDA provides investors and analysts with a useful measure of liquidity generated from recurring operations. EBITDA is not intended to represent an alternative to either operating income or cash flows from operating activities (as those terms are defined in GAAP). While EBITDA is frequently used to analyze companies, the definition of EBITDA we employ, as presented herein, may differ from definitions of EBITDA employed by other companies.

The following is a summary of EBITDA, operating and other cash flows for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
		Restated	Restated
Non-financing revenues	$15,879	$17,589	$17,820
Non-financing cost of sales	10,050	11,233	10,529

Non-financing gross profit	5,829	6,356	7,291
Research and development expense	(997)	(1,064)	(1,020)
Selling, administrative and general expenses	(4,728)	(5,518)	(5,204)
Depreciation and amortization expense, excluding goodwill and intangibles	1,238	1,158	1,040

Adjusted EBITDA	1,342	932	2,107
Working capital and other changes	794	694	(319)
On-Lease equipment spending	(271)	(506)	(387)
Capital spending	(219)	(452)	(594)
Restructuring payments	(484)	(387)	(441)

Operating Cash Flow*	1,162	281	366
Interest payments	(1,074)	(1,050)	(848)
Financing cash flow	1,374	494	292
Debt borrowings (repayments), net	(1,242)	2,917	793
Net proceeds from Trust Preferred Securities	775	—	—
Dividends and other non-operating items	(541)	(808)	(508)
Proceeds from sales of businesses	1,768	640	65
Acquisitions	18	(856)	(107)

Net Increase in Cash	$2,240	$1,618	$53

*
The primary difference between this amount and the Cash Flows from Operations reported in our GAAP Statements of Cash Flows, is the inclusion of Capital Spending in, and the exclusion of Financing Cash Flow and Interest Payments from, the amount shown above.

2001 EBITDA operating cash flow of $1,162 million increased by $881 million, from $281 million in the prior year. The improvement was driven by cost reductions, lower on-lease equipment spending, lower capital spending, and modest working capital improvements, and was partially offset by higher restructuring payments and lower revenues. The decline in capital spending was due primarily to significant spending constraints as well as completion in 2000 of our remaining Ireland projects described below. The decline in on-lease equipment spending reflected declining rental placement activity and populations, particularly in our older-generation light lens products.

The increase in EBITDA financing cash flow in 2001 reflected lower finance receivable originations resulting from lower equipment sales in 2001 compared to 2000. Dividends and other non-operating items used $541 million of cash in 2001, compared to usage of $808 million in 2000. This improvement was largely due to cash savings of approximately $500 million resulting from our elimination and suspension of our common and Series B Preferred dividends, respectively, which we announced in July 2001, and lower payments required to terminate derivative contracts, partially offset by a $255 million payment related to our funding of trusts to replace Ridge Reinsurance letters of credit.

In 2001, we generated $1,768 million of cash from the sales of businesses, including the sale of half our interest in Fuji Xerox, our leasing businesses in four European countries, and certain of our manufacturing-related assets to Flextronics, as discussed below. These asset sales, together with net proceeds of $775 million from the sale of trust preferred securities and the significant improvements in operating and financing cash flows, funded net repayments of debt totaling $1,242 million in 2001, compared to incremental borrowings of $2,917 million in 2000 which included funding for the CPID acquisition.

EBITDA operating cash flow was $281 million in 2000, including $328 million of accounts receivable securitizations, compared to $366 million in 1999. Significant improvements in working capital and lower capital spending essentially offset lower EBITDA, which reflected lower revenues and higher costs compared to 1999. Capital spending in 2000 included production tooling and our investments in Ireland, where we consolidated European customer support centers and invested in inkjet supplies manufacturing. The significant decline in 2000 spending versus 1999 is due primarily to substantial completion of several aspects of the Ireland projects as well as significant spending constraints. Investments in on-lease equipment reflected growth in our document outsourcing business.

The significant increase in interest payments in 2000 largely reflects higher debt levels.

In 2000, we generated $640 million of cash from the sales of businesses, including the sale of our China operations to Fuji Xerox for $550 million, and we used $856 million of cash for the acquisition of the CPID division of Tektronix. The increased spending in Dividends and other non operating items reflected cash payments of $68 million to settle put options on our common stock, plus payments of $108 million to settle out-of-the-money currency and interest rate derivatives which were cancelled upon one of our debt downgrades discussed below. Together with increased interest costs, only partially offset by modest increases in operating and financing cash flows, these cash decreases required us to borrow an incremental $2,917 million in 2000.

Cash restructuring payments were $484 million, $387 million, and $441 million in 2001, 2000 and 1999, respectively. We expect that substantially all of the remaining restructuring reserves as of December 31, 2001 of $282 million will be paid in 2002. The status of the restructuring reserves is discussed in Note 3 to the Consolidated Financial Statements.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

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

Virtually all customer-financing assets earn fixed rates of interest. Therefore, we have historically sought to “lock in” an interest rate spread by arranging fixed-rate liabilities with maturities similar to those of the underlying assets, and we have funded the assets with liabilities in the same currency. As part of this overall strategy, pay-fixed-rate/receive-variable-rate interest rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay-variable-rate/receive-fixed-rate interest rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures by eliminating the risk of a major change in interest rates. We refer to the effect of these practices as “match funding” customer financing assets.

Consistent with the nature of economic hedges, unrealized gains or losses from interest rate and foreign currency derivative contracts are designed to offset any corresponding changes in the value of the underlying assets, liabilities or debt.

Assuming a 10 percent appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2001, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would aggregate approximately $31 million, and a 10 percent appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2001, would have a $335 million impact on our Cumulative Translation Adjustment portion of equity. The amount permanently invested in foreign subsidiaries and affiliates — primarily Xerox Limited, Fuji Xerox and Xerox do Brasil—and translated into dollars using the year-end exchange rates, was $3.3 billion at December 31, 2001, net of foreign currency-denominated liabilities designated as a hedge of our net investment.

Pay fixed-rate and receive variable-rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay variable-rate and receive fixed-rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures. The potential risk attendant to this strategy is the non-performance of the swap counterparty. We address this risk by arranging swaps with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings and determining the replacement cost, if any, of existing transactions. On a consolidated basis, including the impact of our hedging activities, weighted-average interest rates for 2001, 2000 and 1999 approximated 5.5 percent, 6.2 percent and 5.7 percent, respectively.

Many of the financial instruments we use are sensitive to changes in interest rates. Interest rate changes result in fair value gains or losses on our term debt and interest rate swaps, due to differences between current market interest rates and the stated interest rates within the instrument. The loss in fair value at December 31, 2001, from a 10 percent change in market interest rates would be approximately $161 million for our interest rate sensitive financial instruments. Our currency and interest rate hedging are typically unaffected by changes in market conditions as forward contracts, options and swaps are normally held to maturity consistent with our objective to lock in currency rates and interest rate spreads on the underlying transactions.

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

Item 8.    Financial Statements and Supplementary Data

AUDITED FINANCIAL STATEMENTS

Report of Independent Accountants
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Common Shareholders’ Equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
2.	Restatement of 2000 and 1999 Financial Statements
3.	Restructuring Programs
4.	Acquisitions
5.	Divestitures
6.	Receivables, Net
7.	Inventories and Equipment on Operating Leases, Net
8.	Land, Buildings and Equipment, Net
9.	Investments in Affiliates, at Equity
10.	Segment Reporting
11.	Discontinued Operations
12.	Debt
13.	Financial Instruments
14.	Employee Benefit Plans
15.	Income and Other Taxes
16.	Litigation and Regulatory Matters
17.	Preferred Securities
18.	Common Stock
19.	Earnings Per Share
20.	Subsequent Events
21.	Restatement for Correction of Interest Expense in 2001 Financial Statements
22.	Accounting Changes and Adoption of New Accounting Standards

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Xerox Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and common shareholders’ equity present fairly, in all material respects, the financial position of Xerox Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company restated its consolidated financial statements for the years ended December 31, 2000 and 1999, previously audited by other independent accountants. Further, as discussed in Note 21, the Company restated its consolidated financial statements for the year ended December 31, 2001.

/s/ PRICEWATERHOUSE COOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
June 26, 2002, except for Notes 21 and 22, which are as of December 20, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2001	2000	1999
	Restated	Restated	Restated
	Note 21	Note 2	Note 2
	(in millions, except per-share data)
Revenues
Sales	$7,443	$8,839	$8,967
Service, outsourcing and rentals	8,436	8,750	8,853
Finance income	1,129	1,162	1,175

Total Revenues	17,008	18,751	18,995

Costs and Expenses
Cost of sales	5,170	6,080	5,631
Cost of service, outsourcing and rentals	4,880	5,153	4,898
Equipment financing interest	457	498	435
Research and development expenses	997	1,064	1,020
Selling, administrative and general expenses	4,728	5,518	5,204
Restructuring and asset impairment charges	715	475	12
Gain on sale of half of interest in Fuji Xerox	(773)	—	—
Gain on affiliate’s sale of stock	(4)	(21)	—
Purchased in-process research and development	—	27	—
Gain on sale of China operations	—	(200)	—
Other expenses, net	444	524	507

Total Costs and Expenses	16,614	19,118	17,707

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	394	(367)	1,288
Income taxes (benefits)	497	(70)	446

(Loss) Income before Equity Income, Minorities’ Interests, Cumulative Effect of Change in Accounting Principle	(103)	(297)	842
Equity in net income of unconsolidated affiliates	53	66	48
Minorities’ interests in earnings of subsidiaries	(42)	(42)	(46)

(Loss) Income before Cumulative Effect of Change in Accounting Principle	(92)	(273)	844
Cumulative effect of change in accounting principle	(2)	—	—

Net (Loss) Income	$(94)	$(273)	$844

Basic (Loss) Earnings per Share(1)
(Loss) Income before Cumulative Effect of Change in Accounting Principle	$(0.15)	$(0.48)	$1.20

Net (Loss) Earnings per Share	$(0.15)	$(0.48)	$1.20

Diluted (Loss) Earnings per Share(1)
(Loss) Income before Cumulative Effect of Change in Accounting Principle	$(0.15)	$(0.48)	$1.17

Net (Loss) Earnings per Share	$(0.15)	$(0.48)	$1.17

The accompanying notes are an integral part of the consolidated financial statements.

(1)	Basic and diluted (loss) earnings per share is determined using income or loss available to common shareholders, which is calculated as net (loss) income less accrued preferred dividends. See Note 19.

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2000
	Restated Note 21	Restated Note 2
	(in millions)
Assets
Cash and cash equivalents	$3,990	$1,750
Accounts receivable, net	1,896	2,269
Finance receivables, net	3,922	4,392
Inventories	1,364	1,983
Deferred taxes and other current assets	1,428	1,078

Total Current Assets	12,600	11,472
Finance receivables due after one year, net	5,756	6,406
Equipment on operating leases, net	804	1,266
Land, buildings and equipment, net	1,999	2,527
Investments in affiliates, at equity	632	1,270
Intangible and other assets, net	4,409	3,763
Goodwill, net	1,445	1,549

Total Assets	$27,645	$28,253

Liabilities and Equity
Short-term debt and current portion of long-term debt	$6,637	$3,080
Accounts payable	704	1,050
Accrued compensation and benefits costs	724	645
Unearned income	244	233
Other current liabilities	1,951	1,536

Total Current Liabilities	10,260	6,544
Long-term debt	10,107	15,557
Postretirement medical benefits	1,233	1,197
Deferred taxes and other liabilities	2,018	1,925

Total Liabilities	23,618	25,223
Deferred ESOP benefits	(135)	(221)
Minorities’ interests in equity of subsidiaries	73	87
Obligation for equity put options	—	32
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	1,687	684
Preferred stock	605	647
Common stock, including additional paid in capital	2,622	2,231
Retained earnings	1,008	1,150
Accumulated other comprehensive loss	(1,833)	(1,580)

Total Liabilities and Equity	$27,645	$28,253

Shares	of common stock issued and outstanding were (in thousands) 722,314 and 668,576 at December 31, 2001 and December 31, 2000, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2001	2000	1999
	Restated Note 21	Restated Note 2	Restated Note 2
	(in millions)
Cash Flows from Operating Activities
Net (loss) income	$(94)	$(273)	$844
Adjustments required to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	1,332	1,244	1,090
Provisions for receivables and inventory	748	848	594
Restructuring and other charges	715	502	12
Cash payments for restructurings	(484)	(387)	(441)
Gains on sales of businesses and assets	(765)	(288)	(78)
Gain on early extinguishment of debt	(63)	—	—
Minorities’ interests in earnings of subsidiaries	42	42	46
Undistributed equity in income of affiliated companies	(20)	(25)	(10)
Decrease (increase) in inventories	319	74	(165)
Increase in on-lease equipment	(271)	(506)	(387)
Decrease (increase) in finance receivables	162	(701)	(1,246)
Proceeds from sale of finance receivables	—	—	345
Decrease (increase) in accounts receivable	115	(385)	(484)
Proceeds from sale of accounts receivable	—	328	231
(Decrease) increase in accounts payable and accrued compensation and benefits costs	(270)	59	21
Net change in current and deferred income taxes	442	(421)	210
(Decrease) increase in other current and non-current liabilities	(160)	55	218
Early termination of derivative contracts	(148)	(108)	—
Other, net	(34)	149	(249)

Net cash provided by operating activities	1,566	207	551

Cash Flows from Investing Activities
Cost of additions to land, buildings and equipment	(219)	(452)	(594)
Proceeds from sales of land, buildings and equipment	69	44	99
Cost of additions to internal use software	(124)	(211)	(241)
Proceeds from divestitures	1,768	640	65
Acquisitions, net of cash acquired	18	(856)	(107)
Funds placed in escrow and other restricted cash	(628)	—	—
Other, net	(11)	(20)	(11)

Net cash provided by (used in) investing activities	873	(855)	(789)

Cash Flows from Financing Activities
Net (decrease) increase in debt	(1,098)	2,917	793
Proceeds from issuance of mandatorily redeemable preferred	1,004	—	—
Dividends on common and preferred stock	(93)	(587)	(586)
Proceeds from issuances of common stock	28	—	128
Settlements of equity put options, net	(28)	(68)	(5)
Dividends to minority shareholders	(2)	(7)	(30)

Net cash (used in) provided by financing activities	(189)	2,255	300

Effect of exchange rate changes on cash and cash equivalents	(10)	11	(9)

Increase in cash and cash equivalents	2,240	1,618	53
Cash and cash equivalents at beginning of year	1,750	132	79

Cash and cash equivalents at end of year	$3,990	$1,750	$132

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss(1)	Treasury Stock Shares	Treasury Stock Amount	Total
	(In millions, except share data)
Balance at December 31, 1998, as reported	657,196	$660	$1,265	$3,482	$(755)	(409)	$(19)	$4,633
Effect of restatement (Note 2)	—	—	63	(1,781)	111	—	—	(1,607)

Balance at December 31, 1998, as restated*	657,196	$660	$1,328	$1,701	$(644)	(409)	$(19)	$3,026
Net income				844				844
Translation adjustments					(547)			(547)
Minimum pension liability					(33)			(33)

Comprehensive income								264
Stock option and incentive plans	5,331	6	134	(5)		270	12	147
Xerox Canada exchangeable stock	1,362
Convertible securities	1,267	1	63	(52)		139	7	19
Cash dividends declared
Common stock ($0.80 per share)				(532)				(532)
Preferred stock ($6.25 per share)				(54)				(54)
Settlement of put options			(5)					(5)
Tax benefits on benefit plans			80	8				88

Balance at December 31, 1999, as restated*	665,156	667	1,600	1,910	(1,224)	—	—	2,953

Net loss				(273)				(273)
Translation adjustments					(356)			(356)
Minimum pension liability					5			5
Unrealized loss on securities					(5)			(5)

Comprehensive loss								(629)
Stock option and incentive plans	940	1	32					33
Xerox Canada exchangeable stock	29
Convertible securities	2,451	2	28	(8)				22
Cash dividends declared
Common stock ($0.65 per share)				(434)				(434)
Preferred stock ($6.25 per share)				(52)				(52)
Put options, net			(100)					(100)
Tax benefits on benefit plans			1	7				8

Balance at December 31, 2000, as restated*	668,576	670	1,561	1,150	(1,580)	—	—	1,801

Net loss				(94)				(94)
Translation adjustments					(210)			(210)
Minimum pension liability					(40)			(40)
Unrealized gain on securities					4			4
FAS 133 transition adjustment					(19)			(19)
Net changes on cash flow hedges					12			12

Comprehensive loss								(347)
Stock option and incentive plans	546	1	5					6
Xerox Canada exchangeable stock	312
Convertible securities	5,865	6	36					42
Cash dividends declared
Common stock ($0.05 per share)				(34)				(34)
Preferred stock ($1.56 per share)				(14)				(14)
Put options, net			4					4
Equity for debt exchanges	41,154	41	270					311
Issuance of unregistered shares	5,861	6	22					28

Balance at December 31, 2001, as restated**	722,314	$724	$1,898	$1,008	$(1,833)	—	$—	$1,797

(1)
As of December 31, 2001, Accumulated Other Comprehensive Loss is composed of cumulative translation adjustments of $(1,758), minimum pension liability of $(67), unrealized loss on securities of $(1) and net SFAS No. 133 related items of $(7).

The accompanying notes are an integral part of the consolidated financial statements.

*	See Note 2.
**	See Note 21.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share data and unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Description of Business and Basis of Presentation.    Xerox Corporation is The Document Company and a leader in the global document market, selling equipment and providing document solutions including hardware and services that enhance our customers’ work processes and business results. Our activities encompass developing, manufacturing, marketing, servicing, and financing a complete range of document processing products, solutions and services designed to make organizations around the world more productive.

Liquidity.    Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. Funds were used to finance customers’ purchases of our equipment, and to fund working capital requirements, capital expenditures and business acquisitions. Our specific business challenges, including revenue declines over the past few years, coupled with significant competitive and industry changes and adverse economic conditions, began to negatively affect our operations and liquidity in 2000. These challenges, which were exacerbated by significant technology and acquisition spending, impacted our cash availability and created marketplace concerns regarding our liquidity, which led to credit rating downgrades and restricted access to capital markets.

Our access to many of the aforementioned sources is currently limited due to our below investment grade rating on our debt. Our debt rating has been reduced several times since October 2000. These rating downgrades have had a number of significant negative impacts on us, including the unavailability of uncommitted bank lines, very limited ability to utilize derivative instruments to hedge foreign and interest currency exposures, thereby increasing volatility to changes in exchange rates, and higher interest rates on borrowings. Additionally, as more fully disclosed below, we are required to maintain minimum cash balances in escrow on certain borrowings, securitizations, swaps and letters of credit. These restricted cash balances are not considered cash or cash equivalents on our balance sheet.

On June 21, 2002, we permanently repaid $2.8 billion on our then outstanding revolving credit facility. An amended $4.2 billion facility replaced the previous $7 billion facility. However, we currently have no incremental borrowing capacity under the facility as the entire $4.2 billion is outstanding as of such date.

The new facility is disclosed in more detail in. The new facility contains more stringent financial covenants than the prior facility, including the following:

•	Minimum EBITDA (based on rolling quarters, as defined)

•	Maximum leverage (total adjusted debt divided by EBITDA, as defined)

•	Maximum capital expenditures (annual test)

•	Minimum consolidated net worth (quarterly test, as defined)

We expect to be in full compliance with the covenants and other provisions of the new credit facility through December 31, 2002 and beyond. Failure to be in compliance with any material provision of the new facility could have a material adverse effect on our financial position, results of operations and cash flows.

In addition, as part of our Turnaround Plan (see Note 3), we have taken significant steps to improve our liquidity, including asset sales, monetizations of portions of our receivables portfolios, and general financings including issuance of high yield debt and preferred securities. Since early 2000, we have been restructuring our cost base. We have implemented a series of plans to resize our workforce and reduce our cost structure through such restructuring initiatives. Key factors influencing our liquidity include our ability to generate cash flow from an appropriate combination of operating improvements anticipated in our Turnaround Plan and continued execution of the initiatives described above. We believe our projected liquidity is sufficient to meet our current operating cash flow requirements and satisfy our 2002 scheduled debt maturities and other cash flow requirements. However, our ability to meet our obligations beyond 2002 is dependent on our ability to generate positive cash flow from a combination of operating improvements, capital markets transactions, third party vendor financing programs and receivable monetizations. Failure to implement these initiatives could have a material adverse effect on our liquidity and our operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and further debt restructurings. While we believe we could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available or that we would be successful in their implementation.

Basis of Consolidation.    The consolidated financial statements include the accounts of Xerox Corporation and all of its controlled subsidiary companies (collectively the Company). All significant intercompany accounts and transactions have been eliminated. References herein to “we” or “our” refer to Xerox and consolidated subsidiaries unless the context specifically requires otherwise.

Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20 to 50 percent ownership), are accounted for by the equity method.

Upon the sale of stock by a subsidiary, we recognize a gain or loss in our Consolidated Statements of Operations equal to our proportionate share of the increase or decrease in the subsidiary’s equity.

Operating results of acquired businesses are included in the Consolidated Statements of Operations from the date of acquisition. See Note 4.

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle.    Throughout the Notes to Consolidated Financial Statements, we refer to the effects of certain changes in estimates and other adjustments on Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle. For convenience and ease of reference, that financial statement caption is hereafter referred to as “pre-tax income (loss).”

Use of Estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: allocation of revenues and fair values in multiple element arrangements; accounting for residual values; economic lives of leased assets; allowance for doubtful accounts; retained interests associated with the sales of accounts or finance receivables; inventory valuation; merger, restructuring and other related charges; asset impairments; depreciable lives of assets; useful lives of intangible assets and goodwill; pension and postretirement benefit plans; discontinued operations reinsurance obligations; and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

The following table summarizes the more significant charges which require management estimates:

(in millions)	Year ended December 31
	2001	2000	1999
		Restated Note 2	Restated Note 2

Restructuring provisions and asset impairments	$715	$475	$12
Amortization of goodwill and intangible assets	94	86	50
Provisions for receivables	506	613	450
Provisions for obsolete and excess inventory	242	235	144
Depreciation of equipment on operating leases	657	626	560
Depreciation of land, buildings and equipment	402	417	416
Amortization of capitalized software	179	115	64
Pension benefits—net periodic benefit cost	99	44	102
Other benefits—net periodic benefit cost	130	109	107
Deferred tax asset valuation allowance provisions	247	12	92

Changes in Estimates.    In the ordinary course of accounting for items discussed above, we make changes in estimates as appropriate in the circumstances. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their approximate effects are disclosed in the Notes to Consolidated Financial Statements.

Accounting Changes.    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards, No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), which requires companies to recognize all derivatives as assets or liabilities measured at their fair value, regardless of the purpose or intent of holding them. Gains or losses resulting from changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. Changes in fair value for derivatives not designated as hedging instruments and the ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS No. 133 resulted in a net cumulative after-tax loss of $2 in the Statement of Operations and a net cumulative after-tax loss of $19 in Accumulated Other Comprehensive Income. Further, as a result of recognizing all derivatives at fair value, including the differences between the carrying values and fair values of related hedged assets, liabilities and firm commitments, we recognized a $361 increase in assets and a $382 increase in liabilities (amounts have been restated to reflect the effects of the correction of fair value assigned to certain derivative instruments upon adoption of SFAS No. 133 of $42 million. See Note 21 to the Consolidated Financial Statements for additional information). See Note 13.

New Accounting Standards

Business Combinations:    In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. We have not historically engaged in transactions that qualify for the use of the pooling of interests method and therefore, this aspect of the new standard will not have an impact on our financial results. SFAS No. 141 also changes the definition of intangible assets acquired in a purchase business combination, providing specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the previous rules. SFAS No. 141 also requires that upon adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142), we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria as discussed below. All business acquisitions initiated after June 30, 2001 must apply provisions of this standard.

Goodwill and Intangible Assets:    SFAS No. 142, also issued in 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 were adopted January 1, 2002. See Note 22 for further discussion.

Asset Retirement Obligations:    In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. We are required to implement this standard on January 1, 2003. We do not expect this Statement will have a material effect on our financial position or results of operations.

Impairment or Disposal of Long-Lived Assets:    In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement primarily supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We implemented this standard on January 1, 2002, and do not expect this Statement will have a material effect on our financial position or results of operations.

In 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” The Statement rescinds Statement 4 which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Statement 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We implemented this standard in the second quarter of 2002. See Note 22 for further discussion of the applicable reclassification effects on our consolidated financial statements.

Revenue Recognition.    In the normal course of business, we generate revenue through the sale and rental of equipment, service, and supplies and income associated with the financing of our equipment sales. Revenue is recognized when earned. More specifically, revenue related to sales of our products and services is recognized as follows:

Equipment:    Revenues from the sale of equipment including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate. For equipment sales which require us to install the product at the customer location, revenue is recognized when the equipment has been delivered to and installed at the customer location. Sales of customer installable and retail products are recognized upon shipment or receipt by the customer according to the customer’s shipping terms. Revenues from equipment under other leases and similar arrangements are accounted for by the operating lease method and are recognized as earned over the lease term, which is generally on a straight-line basis.

Service:    Service revenues are derived primarily from maintenance contracts on our equipment sold to customers and are recognized over the term of the contracts. A substantial portion of our products are sold with full service maintenance agreements for which the customer typically pays a base service fee plus a variable amount based on usage. As a consequence we do not have any significant product warranty obligations including for any obligations under customer satisfaction programs.

Supplies:    Supplies revenue generally is recognized upon shipment or utilization by customer in accordance with sales terms.

Revenue Recognition for Sales-Type Leases Under Bundled Arrangements:    We sell most of our products and services under bundled contract arrangements, which contain multiple deliverable elements. These arrangements typically include equipment, service and supplies, and financing components for which the customer pays a single negotiated price for all elements. These arrangements typically also include a variable service component for page volumes in excess of stated minimums. When separate prices are listed in multiple element customer contracts, they may not be representative of the fair values of those elements because the prices of the different components of the arrangement may be modified in customer negotiations, although the aggregate consideration may remain the same. Therefore, revenues under these arrangements are allocated based upon estimated fair values of each element. Our revenue allocation methodology first begins by determining the fair value of the service component as well as other executory costs and any profit thereon and second, by determining the fair value of the equipment based on comparison of the equipment values in our accounting systems to a range of cash selling prices. The resultant implicit interest rate is compared to fair market value rates to assess reasonableness of the overall allocations to the multiple elements. Finance income is earned on an accrual basis under an effective annual yield method over the lease term.

Determination of Appropriate Revenue Recognition for Sales-Type Leases:    Our accounting for leases involves specific determination under SFAS No. 13 which often involves complex judgements. The general criteria for SFAS No. 13, at least one of which is required to be met in order to account for a lease as a sale versus as a rental, are (a) whether ownership transfers by the end of the lease term, (b) whether there is a bargain purchase option at the end of the lease term which is exercisable by the lessee, (c) whether the lease term is equal to or greater than at least 75 percent of the economic life of the equipment and (d) whether the present value of the minimum lease payments, as defined, are equal to or greater than 90 percent of the fair market value of the equipment. In addition to these criteria, there are also important criteria that are required to be assessed including whether collectibility of the lease payments is reasonably predictable and that there are important uncertainties related to costs that we have yet to incur with respect to the lease.

The critical elements of SFAS No. 13 that we analyze with respect to our lease accounting are the determination of economic life and the fair market value of equipment, including our estimates of residual values. Accounting for sales-type lease transactions requires management to make estimates with respect to economic lives and expected residual value of the equipment in accordance with specific criteria as set forth in generally accepted accounting principles. Those estimates are based upon historical experience with economic lives of all of our equipment products. We consider the most objective measure of historical experience, for purposes of estimating the economic life, to be the original contract term since most equipment is returned by lessees at or near the end of the contracted term. The most frequent contractual lease term for our principal products is five years, and only a small percentage of our leases are for original terms longer than five years. Accordingly, we have estimated the economic life of most of our products to be five years. We believe that this is representative of the period during which the equipment is expected to be economically usable, with normal repairs and maintenance, for the purpose for which it was intended at the inception of the lease. Residual values are established at lease inception using estimates of fair value at the end of the lease term. Our residual values are established with due consideration to forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, remanufacturing strategies, used equipment markets (to the extent they exist for the particular product), competition and technological changes. Unguaranteed residual values are assigned primarily to our high volume copying, printing and production publishing products. We review residual values regularly and, when appropriate, adjust them based on estimates of forecasted demand including the impacts of future product launches. Impairment charges are recorded when available information indicates that the decline is other than temporary and it is probable that we will not be able to fully recover the recorded values. See Note 6.

Cash and Cash Equivalents.    Cash and cash equivalents consist of cash on hand and investments with original maturities of three months or less.

Restricted Cash and Investments.    At December 31, 2001, we had the following amounts of restricted cash: $115 of cash held in escrow as security for our performance of services related to the lease contracts transferred under the secured borrowings with General Electric Capital Corporation; $229 of cash held in escrow related to the scheduled distribution payments for trust preferred securities sold in November 2001; $111 of cash held as collateral related to our swaps and letters of credit; and $30 of cash held in escrow related to our asset-backed security transaction entered in July 2001. As discussed in Note 11, we also have $684 of cash and investments in trust as support for our discontinued operations reinsurance obligations. These restricted amounts are included in either Deferred taxes and other current assets or Intangible and other assets, net, as appropriate, in the Consolidated Balance Sheets.

Securitizations and Transfers of Receivables.    Sales, transfers and securitizations of recognized financial assets are accounted for under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). From time to time, in the normal course of business, we may securitize or sell finance receivables and accounts receivable with or without recourse and/or discounts. The receivables are removed from the Consolidated Balance Sheet at the time they are sold and the risk of loss has transferred to the purchaser. However, we maintain risk of loss on our retained interest in such receivables. Sales and transfers that do not meet the criteria for surrender of control or were sold to a consolidated special purpose entity (non-qualified special purpose entity) under SFAS No. 140 are accounted for as secured borrowings.

When we sell receivables in securitizations of finance receivables or accounts receivable, we retain servicing rights, beneficial interests, and, in some cases, a cash reserve account, all of which are retained interests in the securitized receivables. The value assigned to the retained interests in securitized trade receivables is based on the relative fair values of the interest retained and sold in the securitization. We estimate fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions, consisting of receivable amounts, anticipated credit losses and discount rates commensurate with the risks involved.

Gains or losses on the sale of the receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Provisions for Losses on Uncollectible Receivables.    The provisions for losses on uncollectible trade and finance receivables are determined principally on the basis of past collection experience applied to ongoing evaluations of our receivables and evaluations of the risks of repayment. Allowances for doubtful accounts on our accounts receivable balances at December 31, 2001 and 2000 amounted to $306 and $289, respectively.

Inventories.    Inventories are carried at the lower of average cost or realizable values.

Land, Buildings and Equipment and Equipment on Operating Leases.    Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Equipment on operating leases is depreciated to its estimated residual value over the term of the lease. Depreciation is computed using principally the straight-line method. Significant improvements are capitalized; maintenance and repairs are expensed. See Notes 7 and 8.

Internal Use Software.    We capitalize direct costs incurred during the application development stage and the implementation stage for developing, purchasing or otherwise acquiring software for internal use. These costs are included in Intangible and other assets and are amortized over the estimated useful lives of the software, generally three to five years. All costs incurred during the preliminary project stage, including project scoping, identification and testing of alternatives, are expensed as incurred. See Note 8.

Goodwill and Other Intangible Assets.    Goodwill represents the cost of acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased, and is amortized on a straight-line basis over periods ranging from 5 to 40 years. Other intangible assets represent the fair value of identifiable intangible assets acquired in purchase business combinations and include an acquired customer base, distribution network, assembled workforce, technology and trademarks. Goodwill and other intangible assets are reported net of accumulated amortization. Total accumulated amortization at December 31, 2001 and 2000 was $334 and $253, respectively.

Impairment of Long-Lived Assets.    We review the recoverability of our long-lived assets, including buildings, equipment, goodwill, internal use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Foreign Currency Translation.    The functional currency for most foreign operations is the local currency. Net assets are translated at current rates of exchange, and income, expense and cash flow items are translated at the average exchange rate for the year. The translation adjustments are recorded in Accumulated Other Comprehensive Income. The U.S. dollar is used as the functional currency for certain subsidiaries that conduct their business in U.S. dollars or operate in hyperinflationary economies. A combination of current and historical exchange rates is used in remeasuring the local currency transactions of these subsidiaries, and the resulting exchange adjustments are included in income. Aggregate foreign currency gains were $29, $103 and $7 in 2001, 2000 and 1999, respectively, and are included in Other expenses, net in the Consolidated Statements of Operations. Effective January 1, 2002, we changed the functional currency of our Argentina operation from the U.S. dollar to the Peso as a result of operational changes made subsequent to the government’s new economic plan.

Note 2—Restatement of 2000 and 1999 Financial Statements

On April 11, 2002, we reached a settlement with the Securities and Exchange Commission (SEC) relating to matters that had been under investigation by the SEC since June 2000. In connection with the settlement, we agreed to restate our financial statements as of and for the years ended December 31, 1997 through 2000 as well as undertake a review of our material internal controls and accounting policies. In addition, as a result of the re-audit of our 2000 and 1999 consolidated financial statements, additional adjustments were recorded. The restatement reflects adjustments which are corrections of errors made in the application of U.S. generally accepted accounting principles (GAAP) and includes (i) adjustments related to the application of the provisions of Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (SFAS No. 13) and (ii) adjustments that arose as a result of other errors in the application of GAAP. The principal adjustments are discussed below.

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

We have determined that the allocation methodology used in prior years did not comply with SFAS No. 13, therefore, we have utilized a different methodology to account for our sales-type leases involving multiple element arrangements. This methodology begins by determining the fair value of the service component, as well as other executory costs and any profit thereon, and second, by determining the fair value of the equipment based on a comparison of the equipment values in our accounting system to a range of cash selling prices. The resultant implicit interest rate is then compared to fair market value rates to assess the reasonableness of the overall allocations to the multiple elements.

We conducted an extensive analysis of available verifiable objective evidence of fair value (VOE) based on cash sales prices and compared these prices to the range of equipment values recorded in our lease accounting systems. With the exception of Latin America, where operating lease accounting is applied as discussed below, the range of cash selling prices supports the reasonableness of the range of equipment lease prices as originally recorded, at the inception of the lease, in our accounting systems. In applying our new methodology described above, we have therefore concluded that the revenue amounts allocated by our accounting systems to the equipment component of a multiple element arrangement represents a reasonable estimate of the fair value of the equipment. As a consequence, $541 and $650 of previously recorded equipment sale revenue during the years ended December 31, 2000 and 1999, respectively, have been reversed and we have recognized additional service and finance income of $463 and $393, which represents the impact of reversing amounts previously recorded as equipment sales-type leases and recognizing such amounts over the lease term. The net cumulative reduction in revenue, as a result of this change, was $335 for the two-year period ended December 31, 2000.

Transactions not qualifying as sales-type leases:    We re-evaluated the application of SFAS No. 13 for leases originally accounted for as sales-type leases in our Latin American operations, and we determined that these leases should have been recorded as operating leases. This determination was made after we conducted an in-depth review of the historical effective lease terms compared to the contractual terms of our lease agreements. Since historically, and during all periods presented, a majority of leases were terminated significantly prior to the expiration of the contractual lease term, we concluded that such leases did not qualify as sales-type leases under certain provisions of SFAS No. 13. Specifically, because we generally do not collect the receivable from the initial transaction, upon termination of the contract or during the subsequent lease term, the recoverability of the lease investment was not predictable at the inception of the original lease term. As a consequence, $459 and $300 of previously recorded equipment sale revenue during the years ended December 31, 2000 and 1999, respectively, have been reversed and we have recognized additional rental revenue of $401 and $357, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net cumulative reduction in revenue, as a result of this change, was $1 for the two-year period ended December 31, 2000.

During the course of the restatement process, we concluded that the estimated economic life used for classifying leases for the majority of our products should have been five years versus the three to four years we previously utilized. This resulted from an in-depth review of our lease portfolios, for all periods presented, which indicated that the most frequent term of our lease contracts was 60 months. We believe that this has been and is representative of the period during which the equipment is expected to be economically usable, with normal repairs and maintenance, for the purpose for which it was intended at the inception of the lease. As a consequence, many shorter duration leases did not meet the criteria of SFAS No. 13 to be accounted for as sales-type leases. Additionally, other lease arrangements were found to not meet other requirements of SFAS No. 13 for treatment as sales-type leases. As a consequence $74 and $160 of equipment revenue recorded during the two years ended December 31, 2000 and 1999, respectively, have been reversed and we have recognized additional rental revenue of $131 and $100, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net cumulative reduction in revenue, as a result of this change was $3 for the two-year period ended December 31, 2000.

Accounting for the sale of equipment subject to operating leases:    We have historically sold pools of equipment subject to operating leases to third party finance companies (the counterparty) or through structured financings with third parties and recorded the transaction as a sale at the time the equipment is accepted by the counterparty. These transactions increased equipment sale revenue, primarily in Latin America, in 2000 and 1999 by $148 and $400, respectively. Upon additional review of the terms and conditions of these contracts, it was determined that the form of the transactions at inception included retained ownership risk provisions or other contingencies that precluded these transactions from meeting the criteria for sale treatment under the provisions of SFAS No. 13. The form of these transactions notwithstanding, these risk of loss or contingency provisions have resulted in only minor impacts on our operating results. These transactions have however been restated and recorded as operating leases in our consolidated financial statements. As a consequence $111 and $342 of equipment revenue recorded during the years ended December 31, 2000 and 1999, respectively, have been reversed and we have recognized additional rental revenue of $235 and $99, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net cumulative reduction in revenue, as a result of this change was $119 for the two-year period ended December 31, 2000. Additionally, for transactions in which cash proceeds were received up-front we have recorded these proceeds as secured borrowings. The remaining balance of these borrowings aggregated $55 and $123 at December 31, 2001 and 2000, respectively.

Other adjustments

In addition to the aforementioned revenue related adjustments, other errors in the application of GAAP were identified. These include the following:

Sales of receivables transactions:    During 1999, we sold $1,395 of U.S. finance receivables originating from sales-type leases. These transactions were accounted for as sales of receivables. These sales were made to special purpose entities (SPEs), which qualified for non-consolidation in accordance with then existing accounting requirements. As a result of the changes in the estimated economic life of our equipment to five years, certain leases transferred in these transactions did not meet the sales-type lease requirements and were accounted for as operating leases. This change in lease classification affected a number of the leases that were sold into the aforementioned SPEs resulting in these entities now holding operating leases as assets. This change disqualified the SPEs from non-consolidation and effectively required us to record the proceeds received on these sales as secured borrowings. This increased our net finance receivables by $367 and debt by $418 as of December 31, 2000. The debt balance remaining was $94 at December 31, 2001. These transactions are also discussed in Note 6 to the Consolidated Financial Statements.

During 1999, we sold $288 of accounts receivables, to financial institutions. Upon additional review of the terms and conditions of these transactions, we determined that $57 (including $14 which was restated in connection with the prior restatement of our financial statements) did not qualify for sale treatment as a result of our agreeing to reacquire the receivables in 2000. Accordingly, we have restated our previously reported results for these transactions and they are now reported in our Consolidated Financial Statements as short-term borrowings. This change increased Accounts receivable, net and debt by $57 as of December 31, 1999; the transaction was settled in early 2000. No similar transactions have occurred since 1999.

South Africa deconsolidation:    We determined that we inappropriately consolidated our South African affiliate since 1998 as the minority joint venture partner has substantive participating rights. Accordingly, we have deconsolidated all assets, liabilities, revenues and expenses. We now account for this investment on the equity method of accounting. The reduction in revenues was $72 and $71 for the years ended December 31, 2000 and 1999, respectively, and there was no impact on net income or common shareholders equity.

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

Restructuring reserves:    During 2000 and 1998, we recorded restructuring charges associated with our decisions to exit certain activities of the business. Upon additional review we determined that certain adjustments made to the original charges were not in accordance with GAAP. The adjustments to decrease pre-tax loss in 2000 of $65 consist primarily of corrections to the timing of the release of reserves originally recorded under the March 2000 restructuring program. We should have reversed the applicable reserves in late 2000 when the information was available that our original plan had changed indicating that such reserves were no longer necessary. Previously, the reversal was recorded in early 2001. Similarly, the adjustment of $12 to decrease 1999 pre-tax income relates primarily to the inappropriate release of restructuring reserves which should have been recorded in 1998 based on information available at the time.

Tax refunds:    In 1995, we received a final favorable court decision that entitled us to refunds of certain tax amounts paid in the U.S., plus accrued interest on the tax. The court established the legal precedent upon which the refunds were to be based. We recorded the income associated with the tax refund and the related interest from 1995 through 1999. We determined that the benefit should have been recorded in periods prior to 1997. These adjustments decreased pre-tax income by $14 for the year ended December 31, 1999.

Other adjustments:    In addition to the above items and in connection with our review of prior year’s financial records we determined that other accounting errors were made with respect to the accounting for certain non-recurring transactions, the timing of recording and reversing certain liabilities and the timing of recording certain asset write-offs. We have restated our 2000 and 1999 Consolidated Financial Statements for such items. These adjustments increased pre-tax loss by $89 for the year ended December 31, 2000 and decreased pre-tax income by $131 for the year ended December 31, 1999.

The following table presents the effects of the aforementioned adjustments on total revenue:

Increase (decrease) to total revenue:

	Year ended December 31,
	2000	1999
Revenue, previously reported	$18,701	$19,567
Application of SFAS No. 13:
Revenue allocations in bundled arrangements	(78)	(257)
Latin America—operating lease accounting	(58)	57
Other transactions not qualifying as sales-type leases	57	(60)
Sales of equipment subject to operating leases	124	(243)

Subtotal	45	(503)
Other revenue restatement adjustments:
Sales of receivables transactions	61	(6)

South Africa deconsolidation	(72)	(71)
Other revenue items, net	16	8

Subtotal	5	(69)
Increase (decrease) in total revenue	50	(572)

Revenue, restated	$18,751	$18,995

The following table presents the effects of the aforementioned adjustments on pre-tax income (loss):

Increase (decrease) to pre-tax (loss) income:

	Year ended December 31,
	2000	1999
Pre-tax (loss) income, previously reported	$(384)	$1,908
Revenue restatement adjustments:
Revenue allocations in bundled arrangements	(74)	(252)
Latin America—operating lease accounting	80	39
Other transactions not qualifying as sales-type leases	12	(50)
Sales of equipment subject to operating leases	11	(162)
Sales of receivables transactions	18	(32)
South Africa deconsolidation	(11)	(8)
Other revenue items, net	12	22

Subtotal	48	(443)
Other restatement adjustments:
Purchase accounting reserves	(7)	(20)
Restructuring reserves	65	(12)
Tax refunds	—	(14)
Other, net	(89)	(131)

Subtotal	(31)	(177)
Increase (decrease) in pre-tax (loss) income	17	(620)

Pre-tax (loss) income, restated	$(367)	$1,288

These adjustments resulted in a cumulative net reduction of Common Shareholders’ Equity of $1,692 as of December 31, 2000. The following table presents the impact of the restatement adjustments on Common Shareholders’ Equity as of January 1, 1999:

Increase (decrease) in Common Shareholders’ Equity:
Common Shareholders Equity balance, January 1, 1999, previously reported	$4,633

Revenue allocations in bundled arrangements	(589)
Latin America—operating lease accounting	(1,836)
Other transactions not qualifying as sales-type leases	(166)
Sales of equipment subject to operating leases	(66)
Other items, net	216
Income tax impacts of above adjustments	834

Decrease in Common Shareholders’ Equity	(1,607)

Common Shareholders Equity balance, January 1, 1999, restated	$3,026

The following tables present the impact of the restatements on a condensed basis:

	As Previously Reported	As Restated
Year ended December 31, 2000
Statement of operations:
Total Revenues	$18,701	$18,751
Sales	10,059	8,839
Service, outsourcing and rentals	7,718	8,750
Finance income	924	1,162
Total Costs and Expenses	19,085	19,118
Net loss	(257)	(273)
Basic loss per share	$(0.44)	$(0.48)
Diluted loss per share	$(0.44)	$(0.48)
Balance Sheet:
Accounts receivable, net	$2,281	$2,269
Current finance receivables, net	5,097	4,392
Inventories	1,932	1,983
Deferred taxes and other current assets	1,247	1,078
Total Current Assets	12,298	11,472
Finance receivables due after one year, net	7,957	6,406
Equipment on operating leases, net	724	1,266
Land, buildings and equipment, net	2,495	2,527
Investments in affiliates, at equity	1,362	1,270
Intangible and other assets, net	3,061	3,763
Goodwill, net	1,578	1,549
Total Assets	29,475	28,253
Short-term debt and current portion of long-term debt	2,693	3,080
Accounts payable	1,033	1,050
Accrued compensation and benefit costs	662	645
Unearned income	250	233
Other current liabilities	1,630	1,536
Total Current Liabilities	6,268	6,544
Long-term debt	15,404	15,557
Deferred taxes and other liabilities	1,876	1,925
Total Liabilities	24,745	25,223
Common Shareholders’ Equity	3,493	1,801
Total Liabilities and Equity	$29,475	$28,253

	As Previously Reported	As Restated
Year ended December 31, 1999
Statement of operations:
Total Revenues	$19,567	$18,995
Sales	10,441	8,967
Service, outsourcing and rentals	8,045	8,853
Finance income	1,081	1,175
Total Costs and Expenses	17,659	17,707
Net income	1,339	844
Basic earnings per share	$1.96	$1.20
Diluted earnings per share	$1.85	$1.17

Note 3—Restructuring Programs

Since early 2000, we have engaged in several restructuring programs, as we have responded to economic weakness, as well as company-specific challenges, including the poor execution of a major sales force realignment, the disruptive consolidation of our U.S. customer administrative centers and increased competition. We engaged in a series of plans related to resizing our employee base, exiting certain businesses, outsourcing some internal functions and engaging in other actions designed to reduce our cost structure.

We accomplished these objectives through the undertaking of three separate restructuring initiatives as follows:

RESTRUCTURING ACTION	INITIATION OF PLAN
• Turnaround Program	October 2000
• SOHO Disengagement	June 2001
• March 2000 Restructuring	March 2000

These actions were in addition to a worldwide restructuring program we initiated in 1998. The execution of the actions and payments of obligations continued through December 31, 2001, with each plan initiative in various stages of completion. As management continues to evaluate the business, there may be supplemental charges for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed. Asset impairment charges were incurred in connection with these restructuring actions for those assets made obsolete or redundant as a result of the plans. The details of the restructuring actions are explained below.

Turnaround Program.    As noted above, beginning in October 2000, we engaged in a series of actions to reduce costs, improve operations, transition customer equipment financing to third-party vendors and sell certain assets that we believe will positively affect our capital resources and liquidity position when completed.

As an initial step in this program, in the fourth quarter 2000, we provided $105, consisting of $71 for severance and related costs and $34 for asset impairments associated with the disposition of a non-core business. Over half of these charges related to our Production segment, with the remainder relating to our Office, DMO and Other segments. During 2001, we provided $403 of restructuring costs, net of reversals of $26. The reversals related to the change of certain initiatives. Of the amounts provided, $339 was for severance and other employee separation costs (including $21 for pension curtailment charges), $28 was for asset impairments and $36 was for lease cancellation and other exit costs. The majority of these charges relate to our Production and Office segments. The aggregate 2001 and 2000 severance and other employee separation costs are related to the elimination of approximately 7,800 positions worldwide reflecting continued streamlining of existing work processes, elimination of redundant resources and the consolidation of activities into other existing operations. By December 31, 2001, approximately 5,900 employees had left the Company under the Turnaround Program. The lease cancellation and other exit costs and asset impairments related primarily to manufacturing operations. Included in 2001 restructuring charges are $24, primarily for severance and other employee separation costs, related to the outsourcing of certain Office segment manufacturing to Flextronics, as discussed further in Note 5. The Turnaround Program reserve balance at December 31, 2001 was $223. The remaining balance primarily relates to severance costs and is expected to be substantially utilized in 2002.

As discussed in Note 5, we have completed several divestitures and the outsourcing of some of our manufacturing operations in 2001. In addition, we have actively engaged in our plan to transition customer financing to third parties, as described in Note 6.

SOHO Disengagement.    In 2001, we began a separate restructuring program associated with the disengagement from our worldwide small office/home office (SOHO) business. In connection with exiting this business, we recorded a pretax charge of $239, net of reversals. Reversals of $26 were primarily related to a higher than anticipated number of employees redeployed and better than expected experience on certain contract terminations. The charge included provisions for the elimination of approximately 1,200 jobs worldwide by the end of 2001, the closing of facilities and the write-down of certain assets to net realizable value. The restructuring provision associated with this action included $164 for asset impairments, $49 for lease cancellation, purchase decommitments and other exit costs, and $26 for severance and employee separation costs. An additional provision of $34 related to excess inventory was recorded as a charge to Cost of sales. As of December 31, 2001, approximately 800 employees had left the Company under the SOHO disengagement program. The SOHO disengagement reserve balance at December 31, 2001 was $23. The remaining balance primarily relates to severance costs and is expected to be substantially utilized in 2002.

During the fourth quarter 2001, we depleted our inventory of personal inkjet and xerographic printers, copiers, facsimile machines and multifunction devices which were sold primarily through retail channels to small offices, home offices and personal users (consumers). We will continue to provide service, support and supplies, including the manufacturing of such supplies, for customers who currently own SOHO products during a phase-down period to meet customer needs.

March 2000 Restructuring.    In March 2000, we announced details of a worldwide restructuring program and recorded pre-tax provisions and charges of $489 which included severance and employee separation costs of $424, asset impairments of $30 and other exit costs of $35. An additional provision of $84 related to excess inventory primarily resulting from the planned consolidation of certain warehousing operations was recorded as a charge to Cost of sales. The severance related to the elimination of 5,200 positions worldwide. Approximately 65 percent, 20 percent and 15 percent of the positions related to the U.S., Europe, and Latin America, respectively. In late 2000, as a result of weakening business conditions and poor operating results, we reevaluated the remaining plan. After considering the delays in the consolidation and outsourcing of certain of our warehousing and logistics operations and the cancellation of certain European initiatives no longer necessary as a result of higher than expected attrition, we determined that adjustments to the remaining reserve were necessary. As such, and in connection with the Turnaround Program discussed above, $71 of the original $489 provision was reversed in the fourth quarter 2000. The amount reversed consisted of $59 related to severance costs associated with 1,000 positions and $12 related to other exit costs. During 2001, we recorded additional provisions of $70 for instances when the actual cost of certain initiatives exceeded the amount estimated at the time of the original charge. We also recorded reversals of $17 associated with the delay or the cancellation of certain initiatives, primarily in service and manufacturing. As of December 31, 2001, the March 2000 restructuring program has been substantially completed.

1998 Restructuring.    In 1998, we announced a worldwide restructuring program and recorded a pre-tax provision of $1,393. During 2001, we recorded additional provisions for changes in estimates of $15 and reversals of $8, primarily as a result of changes in certain manufacturing initiatives. Cash charges against the reserve during 1999 were $366 for severance and related costs and $54 for lease cancellation and other costs. Also, during 1999 we provided an additional provision of $12, net of reversals, related to changes in estimates. As of December 31, 2001, the 1998 Restructuring program has been substantially completed.

The following table summarizes the activity in the restructuring reserves for the two years ended December 31, 2001:

	1999 Balance	Provision	Reversal	Charges	2000 Balance	Provision	Reversals	Charges	2001 Balance
Turnaround Program:
Severance and related costs	$—	$71	$—	$—	$71	$364	$(25)	$(211)	$199
Lease cancellation and other costs	—	—	—	—	—	37	(1)	(4)	32

Subtotal	—	71	—	—	71	401	(26)	(215)	231
Currency changes	—	—	—	—	—	—	—	(8)	(8)

Total	—	71	—	—	71	401	(26)	(223)	223

SOHO Disengagement:
Severance and related costs	—	—	—	—	—	37	(11)	(12)	14
Lease cancellation and other costs	—	—	—	—	—	64	(15)	(39)	10

Subtotal	—	—	—	—	—	101	(26)	(51)	24
Currency changes	—	—	—	—	—	—	—	(1)	(1)

Total	—	—	—	—	—	101	(26)	(52)	23

March 2000 Restructuring:
Severance and related costs	—	424	(97)	(151)	176	68	(17)	(183)	44
Lease cancellation and other costs	—	35	(23)	(10)	2	2	—	(4)	—

Subtotal	—	459	(120)	(161)	178	70	(17)	(187)	44
Currency changes	—	—	—	(15)	(15)	—	—	(17)	(32)

Total	—	459	(120)	(176)	163	70	(17)	(204)	12

1998 Restructuring:
Severance and related costs	334	6	(5)	(197)	138	10	(8)	(40)	100
Lease cancellation and other costs	50	—	—	(29)	21	5	—	(12)	14

Subtotal	384	6	(5)	(226)	159	15	(8)	(52)	114
Currency changes	(45)	—	—	(21)	(66)	—	—	(24)	(90)

Total	339	6	(5)	(247)	93	15	(8)	(76)	24

Total of all programs	$339	536	(125)	$(423)	$327	587	(77)	$(555)	$282

Total asset impairments		64	—			205	—

Subtotal		$600	(125)			$792	(77)

Total restructuring and asset impairment provision			$475				$715

Note 4—Acquisitions

CPID Division of Tektronix, Inc.:    In January 2000, we and Fuji Xerox completed the acquisition of the Color Printing and Imaging Division of Tektronix, Inc. (CPID). CPID manufactures and sells color printers, ink and related products, and supplies. The original aggregate consideration paid of $925 in cash, including $73 paid directly by Fuji Xerox, was subject to customary purchase price adjustments pending the finalization of net asset values. During 2001, we were reimbursed $18 in cash upon finalization of these values which was recorded as a reduction to Goodwill. The acquisition was accounted for in accordance with the purchase method of accounting.

The excess of cash paid over the fair value of net assets acquired has been allocated to identifiable intangible assets and Goodwill using a discounted cash flow approach. The value of the identifiable intangible assets included $27 for purchased in-process research and development which was written off in 2000. The charge represented the fair value of certain acquired research and development projects that were determined not to have reached technological feasibility as of the date of the acquisition, and was determined based on a methodology that utilized the projected after-tax cash flows of the products expected to result from in-process research and development activities and the stage of completion of the individual projects. Other identifiable intangible assets are exclusive of intangible assets acquired by Fuji Xerox, and include the installed customer base, the distribution network, the existing technology, the workforce, and trade-marks. These identifiable assets are included in Intangibles and other assets, net in the Consolidated Balance Sheets.

Other identifiable intangible assets and Goodwill are being amortized on a straight-line basis over their estimated useful lives which range from 7 to 25 years. During 2001, certain intangible asset useful lives were revised. As a result of these revisions, we recorded an additional $9 in amortization expense during 2001.

In connection with this acquisition, we recorded approximately $45 for anticipated costs associated with exiting certain activities of the acquired operations. These activities included: the consolidation of duplicate distribution facilities; the rationalization of the service organization; and the exiting of certain lines of the CPID business. The costs associated with these activities include inventory write-offs, severance charges, contract cancellation costs and fixed asset impairment charges. During 2001, we revised our originally planned initiatives related to the acquired European service organization and our estimate of the costs to complete the exit from our distribution facilities in Europe. These changes, along with certain other changes, resulted in the reversal of $9 of the originally recorded reserves, with a corresponding reduction in Goodwill.

Omnifax:    In August 1999, we purchased the OmniFax division from Danka Business Systems for $45 in cash. OmniFax is a supplier of business laser multifunction fax systems. The acquisition resulted in goodwill of $20, which is being amortized over 15 years.

India Operations:    In 1999, we paid $62 to increase our ownership in our India operations from approximately 40 percent to 68 percent. This transaction resulted in additional goodwill of $51, which is being amortized over 40 years.

See Note 1 for a discussion of the impact of the adoption of SFAS No. 142 on the intangible assets acquired.

Note 5—Divestitures

Flextronics Manufacturing Outsourcings:    In October 2001, we announced a manufacturing outsourcing agreement with Flextronics, a global electronics manufacturing services company. The agreement includes a five-year supply contract for Flextronics to manufacture certain office equipment and components, and a sale agreement providing for the purchase by Flextronics of inventory, property and equipment at a premium over book value, and the assumption of certain liabilities. The premium will be amortized over the life of the five-year supply contract. Inventory purchased from us by Flextronics remains in our inventory balance until sold to an end user, and a corresponding liability is recognized for proceeds received. This inventory totaled $27 at December 31, 2001. Additionally, we are required to repurchase inventory not utilized by Flextronics within 180 days. In total, the agreement with Flextronics will represent approximately 50 percent of our overall worldwide manufacturing operations when all phases are complete.

In the 2001 fourth quarter, we completed the sales of our plants in Toronto, Canada; Aguascalientes, Mexico; and Penang, Malaysia to Flextronics for approximately $118, plus the assumption of certain liabilities. The sale is subject to certain closing adjustments. Approximately 2,500 Xerox employees in these operations transferred to Flextronics upon closing. In January 2002, we completed the sale of our office manufacturing operations in Venray, The Netherlands and Resende, Brazil for $29, plus the assumption of certain liabilities. Approximately 1,600 Xerox employees in these operations transferred to Flextronics upon closing.

By the end of the third quarter 2002, we anticipate all production at our printed circuit board factories in El Segundo, California and Mitcheldean, England and our customer replaceable unit plant in Utica, New York will be fully transferred to Flextronics’ facilities. Included in the 2001 Turnaround Program are restructuring charges of $24 related to the closing of these facilities. See Note 3.

Delphax:    In December 2001, we sold Delphax Systems and Delphax Systems, Inc. (Delphax) to Check Technology Canada LTD and Check Technology Corporation for $14 in cash subject to purchase price adjustments. The transaction was essentially at book value. Delphax designs, manufactures and supplies high-speed electron beam imaging digital printing systems and related parts, supplies and maintenance services.

Nordic Leasing Business:    In April 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 in cash and retained interests in certain finance receivables for total proceeds of approximately $370 which approximated book value. These sales are part of an agreement under which Resonia will provide ongoing, exclusive equipment financing to our customers in those countries.

Fuji Xerox Interest:    In March 2001, we completed the sale of half of our ownership interest in Fuji Xerox to Fuji Photo Film Co., Ltd (FujiFilm) for $1,283 in cash. In connection with the sale, we recorded a pre-tax gain of $773 and recognized in income $16 of net accumulated currency translation losses. Under the agreement, FujiFilm’s ownership interest in Fuji Xerox increased from 50 percent to 75 percent. While our ownership interest decreased to 25 percent, we retain significant rights as a minority shareholder. All product and technology agreements between us and Fuji Xerox continue, ensuring that the two companies retain uninterrupted access to each other’s portfolio of patents.

Xerox China:    In December 2000, we sold our China operations to Fuji Xerox for $550. In connection with the sale, Fuji Xerox also assumed $118 of indebtedness. We recorded a pre-tax gain of $200 in connection with this transaction. Our China operations had revenue of $262 and $198 in the years ended December 31, 2000 and 1999, respectively.

Commodity Paper Product Line:    In June 2000, we entered into an agreement to sell our U.S. and Canadian commodity paper product line and customer list, including an exclusive license for the Xerox brand, to Georgia Pacific and recorded a pre-tax gain of $40 which is included in Other, net. In addition to the proceeds from the sale, we are receiving royalty payments on future sales of Xerox branded commodity paper by Georgia Pacific and are earning commissions on any Xerox originated sales of commodity paper as an agent for Georgia Pacific.

ContentGuard:    In April 2000, we sold a 25 percent ownership interest in our wholly owned subsidiary, ContentGuard, to Microsoft, Inc. for $50 and recognized a pre-tax gain of $23, which is included in Other, net. An additional pre-tax gain of $27 was deferred, pending the achievement of certain performance criteria. In May 2002, we repaid Microsoft $25 as the performance criteria had not been achieved. In connection with the sale, ContentGuard also received $40 from Microsoft for a non-exclusive license of its patents and other intellectual property and a $25 advance against future royalty income from Microsoft on sales of products incorporating ContentGuard’s technology. The license payment is being amortized over the life of the license agreement of 10 years and the royalty advance will be recognized in income as earned. These amounts are not refundable.

Note 6—Receivables, Net

Finance Receivables.    Finance receivables result from installment arrangements and sales-type leases arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets. The components of Finance receivables, net at December 31, 2001 and 2000 follow:

	2001	2000
Gross receivables	$11,466	$12,455
Unearned income	(1,834)	(1,820)
Unguaranteed residual values	414	508
Allowance for doubtful accounts	(368)	(345)

Finance receivables, net	9,678	10,798
Less current portion	3,922	4,392

Amounts due after one year, net	$5,756	$6,406

Contractual maturities of our gross finance receivables subsequent to December 31, 2001 follow:

2002	2003	2004	2005	2006	Thereafter
$4,528	$3,191	$2,104	$1,142	$388	$113

Our experience has shown that a portion of these finance receivables will be prepaid prior to maturity. Accordingly, the preceding schedule of contractual maturities should not be considered a forecast of future cash collections. In addition, our strategy of exiting the direct financing of customers’ purchases may result in further acceleration of the collection of these receivables as a result of associated asset securitizations.

Secured Borrowings and Collateral.    In November 2001, we entered into a secured loan agreement with General Electric Capital Corporation (GECC) which provided for the sale by Xerox of certain lease contracts in the U.S. to a special purpose entity (SPE). The purchase of the contracts by the SPE is funded through secured loans by GECC up to a maximum amount of $2.6 billion. We and GECC intend the transfers of the lease contracts to the SPE to be “true sales at law,” and have received an opinion to that effect from outside legal counsel. As a result, the assets of the SPE are not available to satisfy any of our other obligations. However, the transaction was accounted for as a secured borrowing because the SPE is non-qualifying in accordance with the provisions of SFAS No. 140. Therefore, we consolidate the SPE in our financial statements. During 2001, lease contracts were transferred to the SPE for cash proceeds of $1,175. Net fees of $7 were paid in connection with the transaction and have been capitalized as debt issuance costs. In connection with these transactions, $115 of the $1,175 in proceeds was required to be held in reserve by the SPE, as security for our supply and service obligations inherent in the transferred contracts and is included in Intangible and other assets, net. The amount held will be released ratably as the underlying borrowing is repaid. At December 31, 2001, the remaining secured borrowing balance was $1,149 and is included in Debt.

In July 2001, we transferred domestic lease contracts to a consolidated trust, which in turn sold $513 of floating-rate asset-backed notes (notes). We received cash proceeds of $480, net of $3 of expenses and fees. An additional $30 of proceeds are being held in reserve by the trust until the notes are repaid, which is currently estimated to be in or around August 2003. Since the trust is consolidated in our financial statements, we effectively recorded the transaction as a secured borrowing. Although the transferred assets remain included in our Total Assets, we did receive an opinion from outside legal counsel that the transfer to the trust was deemed to be a “true sale at law”. As a result, the assets of the trust are not available to satisfy any of our other obligations. At December 31, 2001, the remaining secured borrowing balance was $395 and is included in Debt. The $30 of proceeds held by the trust is included in Intangible and other assets, net.

During 2001, we received $885 in financing from GE Capital Equipment Finance Limited (a subsidiary of GECC), secured by our portfolios of lease receivables in the United Kingdom. At December 31, 2001, the remaining secured borrowing balance is $521 and is included in Debt.

In 2000, we transferred domestic lease contracts to a SPE, for gross proceeds of $411. The proceeds received were accounted for as a secured borrowing. At December 31, 2001, the remaining secured borrowing balance was $154 and is included in Debt.

In 1999, we sold certain finance receivables in the U.S. generating gross proceeds of $1,150. The transactions were accounted for as secured borrowings. At December 31, 2001, the remaining secured borrowing balance was $94 and is included in Debt. The remaining balances due are expected to be paid off during the first half of 2002.

As of December 31, 2001, $1,919 of finance receivables are held as collateral in various trusts and SPEs, as security for the borrowings noted above.

Accounts Receivable.    In 2000, we established two revolving accounts receivable securitization facilities in the U.S. and Canada aggregating $330. The agreements enable us to sell, on an ongoing basis, undivided interests in a portion of our accounts receivable, meeting certain credit criteria, in exchange for cash. The portion of the receivables pool not sold are held by us as retained interests. At December 31, 2001, unrelated third parties held an undivided interest of $326 in an accounts receivable pool balance of $785. The balance of $459, which represents our retained interests, is included in Accounts receivable, net in the Consolidated Balance Sheets. Each period, this balance may differ depending on the volume of receivables generated that meet the defined terms applicable to the facility.

Under the terms of the agreements, new receivables are added to the facility pool as collections reduce previously sold accounts receivable. Third party undivided interest investors have a priority collection right in the entire pool of receivables transferred, and, as a result, we have a retained credit risk on the first dollar loss on the receivable pool to the extent of its retained interest. This risk is estimated and reserved for as part of the allowance for doubtful accounts and is included as an offset to the balance of retained interests referred to above. The amount of the allowance for doubtful accounts associated with the transferred pool of receivables was approximately $100 at December 31, 2001. We continue to service the pool of receivables and receive a servicing fee which is adequate to compensate us for such services. The investors in the securitized accounts receivable have no recourse to our assets for failure of obligors to pay when due beyond our retained interests in the accounts receivable pool. Excluding credit losses we may have incurred, expenses and fees associated with these transactions amounted to $19 and $10 in 2001 and 2000, respectively, and are included in Other, net in the Consolidated Statements of Operations. The increase is primarily due to the facilities being outstanding for a full year in 2001.

In May 2002, one of our credit rating agencies downgraded our credit status, which had the resultant effect of causing an event of default under the U.S. facility. The undivided interest sold under the U.S. facility amounted to $290 at December 31, 2001, of the $326 aggregate total noted above. The Canadian facility, which had undivided interests of $36 at December 31, 2001 was also impacted by a downgrade in debt, which led to a similar event of default. As of June 21, 2002, we are currently in the process of renegotiating terms of the U.S. facility. We continue to sell receivables to the U.S. facility up to its limit of $290. Failure to successfully renegotiate this facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility. However, if that event occurs, there would not be any requirement of us to repurchase any of the undivided interests sold. The practical effect would be only that of timing, as the cash flows from the pooled receivables would first be used to pay the undivided interests investor, while we would collect all remaining cash from the residual receivables in the pool. The Canadian facility was not renegotiated and the balance of the undivided interests of $36 at December 31, 2001, has subsequently been fully repaid.

Total proceeds from the collections reinvested in these facilities were $5,261 and $1,363, respectively for the years ended December 31, 2001 and 2000.

In 1999, we sold accounts receivable, generating aggregate gross proceeds of $231. These short-term transactions were accounted for as sales of receivables. These transactions have all been fully completed and no balances remain outstanding at December 31, 2001.

Note 7—Inventories and Equipment on Operating Leases, Net

The components of inventories at December 31, 2001 and 2000 follow:

	2001	2000
Finished goods	$960	$1,485
Work in process	97	147
Raw materials	307	351

Total inventories	$1,364	$1,983

Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value. Equipment on operating leases is presented in our Consolidated Statements of Cash Flows in the operating activities section as a non-cash adjustment, reflecting the transfer from our inventories. Equipment on operating leases and the related accumulated depreciation at December 31, 2001 and 2000 follow:

	2001	2000
Equipment on operating leases	$2,433	$3,329
Less: Accumulated depreciation	(1,629)	(2,063)

Equipment on operating leases, net	$804	$1,266

Depreciable lives generally vary from three to four years. Our equipment operating lease terms vary, generally from 12 to 36 months. Scheduled minimum future rental revenues on operating leases with original terms of one year or longer are:

2002	2003	2004	2005	Thereafter
$708	$489	$291	$77	$9

Total contingent rentals, principally usage charges in excess of minimum allowances relating to operating leases, for the years ended December 31, 2001, 2000 and 1999 amounted to $235, $286 and $321, respectively.

Note 8—Land, Buildings and Equipment, Net

The components of land, buildings and equipment, net at December 31, 2001 and 2000 follow:

	Estimated Useful Lives (Years)	2001	2000
Land		$58	$70
Buildings and building equipment	25 to 50	1,080	1,061
Leasehold improvements	Lease term	425	426
Plant machinery	5 to 12	1,713	1,985
Office furniture and equipment	3 to 15	1,159	1,304
Other	4 to 20	147	199
Construction in progress		129	295

Subtotal		4,711	5,340
Less: accumulated depreciation		(2,712)	(2,813)

Land, buildings and equipment, net		$1,999	$2,527

Depreciation expense was $402, $417 and $416 for the years ended December 31, 2001, 2000 and 1999, respectively.

We lease certain land, buildings and equipment, substantially all of which are accounted for as operating leases. Total rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 amounted to $332, $344 and $397, respectively. Future minimum operating lease commitments that have remaining non-cancelable lease terms in excess of one year at December 31, 2001 follow:

2002	2003	2004	2005	2006	Thereafter
$250	$207	$165	$135	$112	$359

In certain circumstances, we sublease space not currently required in operations. Future minimum sublease income under leases with non-cancelable terms in excess of one year amounted to $31 at December 31, 2001.

Included in Intangibles and other assets, net in the Consolidated Balance Sheets are capitalized direct costs associated with developing, purchasing or otherwise acquiring software for internal use. These costs are amortized on a straight-line basis over the expected useful life of the software, beginning when the software is implemented. The software useful lives generally vary from 3 to 5 years. Capitalized software balances, net of accumulated amortization, were $479 and $505 at December 31, 2001 and 2000, respectively.

In 2001, we extended our information technology contract with Electronic Data Systems Corp. (EDS) for five years through June 2009. Services to be provided under this contract include support of global mainframe system processing, application maintenance, desktop and helpdesk support, voice and data network management and server management. We have the right, upon 180 days’ notice, to terminate for convenience each newly negotiated framework agreement after its second anniversary, subject to making a payment of reasonable vendor costs associated with such termination. There are no minimum payments due EDS under the contract. Payments to EDS were $445, $555 and $601 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 9—Investments in Affiliates, at Equity

Investments in corporate joint ventures and other companies in which we generally have a 20 to 50 percent ownership interest at December 31, 2001 and 2000 follow:

	2001	2000
Fuji Xerox(1)	$532	$1,160
Other investments	100	110

Investments in affiliates, at equity	$632	$1,270

(1)
Our investment in Fuji Xerox of $532 at December 31, 2001, differs from our implied 25 percent interest in the underlying net assets, or $592, due primarily to the deferred gains resulting from sales of assets by us to Fuji Xerox, as offset by goodwill we had recorded at the time we acquired such interest.

Fuji Xerox is headquartered in Tokyo and operates in Japan and other areas of the Pacific Rim, Australia and New Zealand. As discussed in Note 5, we sold half of our interest in Fuji Xerox to Fuji Photo Film Co., Ltd. in March 2001. Condensed financial data of Fuji Xerox for its last three fiscal years follow:

	2001(1)	2000	1999
Summary of Operations
Revenues	$7,684	$8,398	$7,710
Costs and expenses	7,316	8,076	7,371

Income before income taxes	368	322	339
Income taxes	167	146	201
Minorities’ interests in equity of subsidiaries	35	36	29

Net income	$166	$140	$109

Balance Sheet Data
Assets
Current assets	$2,783	$3,162
Non-current assets	3,455	3,851

Total assets	$6,238	$7,013

Liabilities and Shareholders’ Equity
Current liabilities	$2,242	$3,150
Long-term debt	796	445
Other non-current liabilities	632	649
Minorities’ interests in equity of subsidiaries	201	203
Shareholders’ equity	2,367	2,566

Total liabilities and shareholders’ equity	$6,238	$7,013

(1)
Fuji Xerox changed its fiscal year end in 2001 from December to March. The 2001 condensed financial data consists of the last three months of Fuji Xerox’s fiscal year 2001 and the first nine months of fiscal year 2002.

Note 10—Segment Reporting

As discussed in Note 22, operating segment information for 2001 has been restated to reflect a change in operating segment structure that was made in 2002.

In 2001, we realigned our reportable segments to be consistent with how we manage the business and reflect the markets we serve. As a result of this realignment our reportable segments are as follows: Production, Office, Developing Markets Operations, Small Office/Home Office, and Other.

The Production segment includes our DocuTech family of products, production printing, color products for the production and graphic arts markets and light-lens copiers over 90 pages per minute sold to Fortune 1000, graphic arts and government, education and other public sector customers predominantly through direct sales channels in North America and Europe.

The Office segment includes our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers under 90 pages per minute, and facsimile products sold through direct and indirect sales channels in North America and Europe. The Office market is comprised of global, national and mid-size commercial customers as well as government, education and other public sector customers.

The Developing Markets Operations segment (DMO) includes our operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. This segment includes sales of products that are typical to the aforementioned segments, however management serves and evaluates these markets on an aggregate geographic, rather than product, basis.

The Small Office/Home Office (SOHO) segment includes inkjet printers and personal copiers sold through indirect channels in North America and Europe to small offices, home offices and personal users (consumers). As more fully discussed in Note 3, in June 2001 we announced the disengagement from the worldwide SOHO business.

The segment classified as Other, includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Engineering Systems (XES) and Xerox Supplies Group (XSG) (predominantly paper). Other segment profit (loss) includes certain costs which have not been allocated to the businesses including non-financing interest and other non-allocated costs. Other segments’ total assets include XES, XSG, and our investment in Fuji Xerox. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Operating segment selected financial information, using the new basis of presentation as discussed in Note 22, for the year ended December 31, 2001 was as follows:

	Production	Office	DMO	SOHO	Other	Total
2001(1)
Information about profit or loss
Revenues from external customers	$5,320	$6,323	$2,000	$405	$1,831	$15,879
Finance income	563	537	26	1	2	1,129
Intercompany revenues	—	50	—	4	(54)	—

Total segment revenues	5,883	6,910	2,026	410	1,779	17,008
Interest expense(2)	274	247	48	—	368	937
Segment profit (loss)(3)	466	365	(125)	(195)	(143)	368
Equity in net income of unconsolidated affiliates	—	—	4	—	49	53
Information about assets
Investments in affiliates, at equity	7	6	12	—	607	632
Total assets	11,214	11,905	1,671	492	2,363	27,645
Cost of additions to land, buildings and equipment	60	74	32	23	30	219

(1)
For purposes of comparability, 2001 operating segment information has been restated to reflect a change in operating segment structure that was made in 2002. The operating segment information for 2000 and 1999, however, has not been restated as it was impracticable to do so and is therefore not presented. See Note 22 for further discussion.

Operating segment selected financial information, using the prior year’s basis of presentation, as discussed in Note 22, for the years ended December 31, 2001, 2000 and 1999 was as follows:

	Production	Office	Developing Markets	SOHO	Other		Total
2001
Information about profit or loss
Revenues from external customers	$5,336	$6,340	$2,001	$402	$1,800		$15,879
Finance income	563	536	26	1	3		1,129
Intercompany revenues	—	50	—	4	(54)		—

Total segment revenues	5,899	6,926	2,027	407	1,749		17,008
Interest expense(1)	274	247	48	—	368		937
Segment profit (loss)(2)	454	341	(157)	(197)	(73	)(4)	368
Equity in net income of unconsolidated affiliates	—	—	4	—	49		53
Information about assets
Investments in affiliates, at equity	7	6	12	—	607		632
Total assets	11,214	11,905	1,671	492	2,407		27,689
Cost of additions to land, buildings and equipment	60	74	32	23	30		219
2000
Information about profit or loss
Revenues from external customers	$5,749	$6,518	$2,573	$592	$2,157		$17,589
Finance income	583	528	46	1	4		1,162
Intercompany revenues	—	14	—	6	(20)		—

Total segment revenues	6,332	7,060	2,619	599	2,141		18,751
Interest expense(1)	275	235	103	—	477		1,090
Segment profit (loss)(2)	463	(180)	(93)	(293)	225	(4)	122
Equity in net income (loss) of unconsolidated affiliates(3)	(2)	(2)	4	—	103		103
Information about assets
Investments in affiliates, at equity	7	6	13	—	1,244		1,270
Total assets	11,158	11,362	2,240	806	2,687		28,253
Cost of additions to land, buildings and equipment	132	122	88	90	20		452
1999
Information about profit or loss
Revenues from external customers	$6,337	$6,343	$2,415	$566	$2,159		$17,820
Finance income	596	510	35	9	25		1,175
Intercompany revenues	—	—	—	—	—		—

Total segment revenues	6,933	6,853	2,450	575	2,184		18,995
Interest expense(1)	238	210	79	4	311		842
Segment profit (loss)(2)	1,236	49	48	(188)	203	(4)	1,348
Equity in net income (loss) of unconsolidated affiliates	—	—	(2)	—	50		48
Information about assets
Investments in affiliates, at equity	8	8	12	—	1,507		1,535
Total assets	10,549	9,946	2,739	973	3,596		27,803
Cost of additions to land, buildings and equipment	189	180	96	87	42		594

(1)	Interest expense includes equipment financing interest as well as non-financing interest, which is a component of Other expenses, net.
(2)
Depreciation and amortization expense is recorded in cost of sales, research and development expenses and selling, administrative and general expenses and is included in the segment profit (loss) above. This information is not identified and reported separately to our chief operating decision maker. These expenses are recorded by our operating units in the accounting records based on individual assessments as to how the related assets are used. The separate identification of this information for purposes of segment disclosure is impracticable, as it is not readily available and the cost to develop it would be excessive.

(3)	Excludes our $37 share of a restructuring charge recorded by Fuji Xerox.
(4)	Other segment profit (loss) includes net corporate expenses of $35, $116 and $(172) for the years ended December 31, 2001, 2000 and 1999, respectively.

The following is a reconciliation of segment profit to total company pre-tax income (loss):

	Years ended December 31,
	2001	2000	1999
Total segment profit	$368	$122	$1,348
Unallocated items:
Restructuring and impairment charges	(715)	(475)	(12)
Gain on early extinguishment of debt	63	—	—
Restructuring related inventory write-down charges	(42)	(84)	—
In process research and development charges	—	(27)	—
Gains on sales of businesses	773	200	—
Allocated item:
Equity in net income of unconsolidated affiliates	(53)	(103)	(48)

Pre-tax income (loss)	$394	$(367)	$1,288

Geographic area data follow:

	Revenues			Long-Lived Assets(1)
	2001	2000	1999	2001	2000	1999
Information about Geographic Areas
United States	$10,034	$10,706	$10,655	$1,880	$2,423	$2,473
Europe	5,039	5,511	6,039	767	940	848
Other Areas	1,935	2,534	2,301	706	1,052	1,051

Total	$17,008	$18,751	$18,995	$3,353	$4,415	$4,372

(1)	Long-lived assets are comprised of land, buildings and equipment, net, on-lease equipment, net, and capitalized software costs, net.

Note 11—Discontinued Operations

Our remaining investment in our Insurance and Other Financial Services (IOFS) and Third-Party Financing and Real Estate discontinued businesses, which is included in the Consolidated Balance Sheets in Intangible and other assets, net total $749 and $534 at December 31, 2001 and 2000, respectively.

Over half of the remaining investment at December 31, 2001 relates to a performance-based instrument, originally valued at $462, received in partial consideration from the sale of one of the Talegen Holdings, Inc. (Talegen) insurance companies to The Resolution Group, Inc. (TRG). Cash distributions are paid on the instrument, based on 72.5 percent of TRG’s available cash flow as defined in the sale agreement. During 2001, we received cash distributions of $28 which were accounted for as a reduction to this instrument. Current cash flow projections indicate that we expect to fully recover the remaining $434 by 2018.

Xerox Financial Services, Inc. (XFSI), a wholly owned subsidiary, continues to provide aggregate excess of loss reinsurance coverage (the Reinsurance Agreements) to one of the former Talegen units, Crum and Forster Inc. (C&F), and TRG through Ridge Re Insurance Limited (Ridge Re), a wholly owned subsidiary of XFSI. The coverage limits for these two remaining Reinsurance Agreements total $578, which is exclusive of $234 in C&F coverage that Ridge Re reinsured during 1998.

Both the Company and XFSI have guaranteed that Ridge Re will meet all of its financial obligations under the two remaining Reinsurance Agreements. Related premium payments to Ridge Re are made by XFSI and guaranteed by us. As of December 31, 2001, there was one remaining annual installment of $41, including finance charges, which was paid by XFSI in January 2002. During 2001 we replaced $660 of letters of credit, which supported Ridge Re ceded reinsurance obligations, with trusts which included the then existing Ridge Re investment portfolio of approximately $405 plus $255 in cash. These trusts are required to provide security with respect to aggregate excess of loss reinsurance obligations under the two remaining Reinsurance Agreements. The balance of the investments, consisting primarily of marketable securities, in the trusts at December 31, 2001 was $684.

XFSI may also be required, under certain circumstances, to purchase, over time, additional redeemable preferred shares of Ridge Re, up to a maximum of $301.

Our remaining net investment in Ridge Re was $348 and $88 at December 31, 2001 and 2000, respectively. Based on Ridge Re’s current projections of investment portfolio returns and reinsurance obligation payments, we expect to fully recover our remaining investment. The projected reinsurance obligation payments are based on actuarial estimates provided to Ridge Re by TRG.

Note 12—Debt

Short-Term Debt.    Short-term borrowings data at December 31, 2001 and 2000 follow:

	Weighted Average Interest Rates at 12/31/01	2001	2000
Notes payable	11.07%	$53	$169
Commercial paper	—	—	140

Total short-term debt		53	309
Current maturities of long-term debt		6,584	2,771

Total		$6,637	$3,080

Debt classification.    At December 31, 2001 and 2000, our debt has been classified in the Consolidated Balance Sheets based on the contractual maturity dates of the underlying debt instruments or as of the earliest call date available to the debt holders except for $3.5 billion of the aggregate $7.0 billion Revolving credit agreement borrowing which is classified as long-term because we have refinanced the debt subsequent to December 31, 2001 on a long-term basis as a result of the New Credit Facility. We defer costs associated with debt issuance over the applicable term or to the first redemption date, in the case of convertible debt.

Long-Term Debt.    A summary of long-term debt by final contractual maturity date at December 31, 2001 and 2000 follows:

	Weighted Average Interest Rates at 12/31/01	2001	2000
U.S. Operations
Xerox Corporation (parent company)
Guaranteed ESOP notes due 2001-2003	7.22%	$135	$221
Notes due 2001	—	—	687
Yen notes due 2001	—	—	50
Notes due 2002	6.13	300	330
Notes due 2003	5.65	896	1,313
Notes due 2004	7.15	197	200
Euro notes due 2004	3.50	266	283
Notes due 2006	7.25	15	25
Notes due 2007	7.38	25	25
Notes due 2008	2.01	25	25
Notes due 2011	7.01	50	50
Notes due 2016	7.20	255	250
Convertible notes due 2018	3.63	579	617
Secured borrowings(1) due 2002-2005	5.06	1,639	419
Revolving credit agreement(2)	2.73	4,675	4,400
Other debt due 2000-2018	8.73	93	185

Subtotal		9,150	9,080

Xerox Credit Corporation
Notes due 2001	—	—	326
Notes due 2002	6.62	229	229
Yen notes due 2002	0.80	381	437
Notes due 2003	6.61	465	460
Yen notes due 2005	1.50	762	904
Yen notes due 2007	2.00	231	270
Notes due 2008	6.40	25	25
Notes due 2012	7.10	125	125
Notes due 2013	6.50	60	60
Notes due 2014	6.06	50	50
Notes due 2018	7.00	25	25
Secured borrowings(1) due 2001-2003	2.32	154	325
Revolving credit agreement(2)	2.29	1,020	1,020
Floating rate notes due 2048	—	—	60

Subtotal		3,527	4,316

Total U.S. operations		$12,677	$13,396

(1)	Refer to Note 6 for further discussion of secured borrowings.
(2)
$3.5 billion of the aggregate $7.0 billion Revolving credit agreement borrowing is classified as long-term because we have refinanced the debt subsequent to December 31, 2001 on a long-term basis as a result of the New Credit Facility.

	Weighted Average Interest Rates at 12/31/01	2001	2000
International Operations
Xerox Capital (Europe) plc Various obligations, payable in:
Euros due 2001-2008	5.25%	$661	$698
Japanese yen due 2001-2005	0.78	229	950
U.S. dollars due 2001-2008	5.82	1,022	1,025
Revolving credit agreement (U.S. dollars)(2)	2.80	805	1,080

Subtotal		2,717	3,753

Other International Operations
Various obligations, payable in:
U.S. dollars due 2001-2008	5.36	110	128
Euros due 2001-2008	5.00	71	221
Canadian dollars due 2001-2007	11.74	47	55
Pounds sterling due 2001-2003	—	—	187
Indian rupees due 2001-2005	11.73	24	45
Egyptian pounds due 2001-2005	13.00	9	11
Secured borrowings(1) due 2001-2003	6.38	521	—
Revolving credit agreement (U.S. dollars)(2)	2.73	500	500
Other debt due 2001-2004	9.13	15	32

Subtotal		1,297	1,179

Total international operations		4,014	4,932

Subtotal		16,691	18,328

Less current maturities		6,584	2,771

Total long-term debt		$10,107	$15,557

(1)	Refer to Note 6 for further discussion of secured borrowings.
(2)
$3.5 billion of the aggregate $7.0 billion Revolving credit agreement borrowing is classified as long-term because we have refinanced the debt subsequent to December 31, 2001 on a long-term basis as a result of the New Credit Facility.

Consolidated Long-Term Debt Maturities.

Scheduled payments due on long-term debt for the next five years and thereafter follow:

2002	2003	2004	2005	2006	Thereafter
$6,584	$3,226	$2,567	$3,370	$30	$914

Certain of our debt agreements allow us to redeem outstanding debt prior to scheduled maturity. The actual decision as to early redemption will be made at the time the early redemption option becomes exercisable and will be based on liquidity, prevailing economic and business conditions, and the relative costs of new borrowing.

Convertible Debt.    In 1998, we issued convertible subordinated debentures for net proceeds of $575. The original scheduled amount due upon maturity in April 2018 was $1,012 which corresponded to an effective interest rate of 3.625 percent per annum, including 1.003 percent payable in cash semiannually beginning in October 1998. These debentures are convertible at any time at the option of the holder into 7.808 shares of our stock per $1,000 principal amount at maturity of the debentures. This debt contains a put option which requires us to purchase any debenture, at the option of the holder, on April 21, 2003, for a price of $649 per $1,000 principal amount at maturity of the debentures. We may elect to settle the obligation in cash, shares of common stock, or any combination thereof. During 2001, we retired $58 of this convertible debt through the exchange of approximately 6 million shares of common stock valued at $49. As a result of these retirements, the amount currently due is $579 and is projected to accrete to $913 upon maturity in April 2018.

Lines of Credit.    As of December 31, 2001, we had $7 billion of loans outstanding under a revolving credit agreement (Old Revolver) entered into in 1997 with a group of banks, which had a stated maturity date of October 22, 2002. The Old Revolver was also accessible by the following wholly owned subsidiaries: Xerox Credit Corporation (up to a $7 billion limit) and Xerox Canada Capital Ltd. and Xerox Capital (Europe) plc (up to a combined $4 billion limit) with our guarantee. Amounts borrowed under this facility were at rates based, at our option, on spreads above certain reference rates such as LIBOR. This agreement contained certain covenants the most restrictive of which required that we maintain a minimum level of Consolidated Tangible Net Worth and limit the amounts of outstanding secured borrowings, as defined in the agreement. We were in compliance with these covenants at December 31, 2001. In addition, our foreign subsidiaries had an aggregate of $45 of unused committed long-term lines of credit to back short-term indebtedness in various currencies at prevailing interest rates.

On June 21, 2002, we entered into an Amended and Restated Credit Agreement with a group of lenders (New Credit Facility), which replaced the Old Revolver. In connection with entering into the New Credit Facility we made a partial pay down on the Old Revolver of $2.8 billion and agreed to make an additional payment of $700 by not later than September 15, 2002. Accordingly, as of June 21, 2002, $4.2 billion was outstanding under the New Credit Facility including three tranches of term debt and a $1.5 billion revolving tranche which may be repaid and re-borrowed. Within the revolving tranche is a $200 letter of credit facility. The New Credit Facility has, except as described below, a final stated maturity of April 30, 2005. In connection with the New Credit Facility we paid fees and other expenses of approximately $125.

All obligations under the New Credit Facility are, subject to certain limits, currently secured by liens on substantially all domestic assets of Xerox Corporation and substantially all of our U.S. subsidiaries (other than Xerox Credit Corporation) and are guaranteed by substantially all of our U.S. subsidiaries. In addition, revolving loans outstanding from time to time to Xerox Capital (Europe) plc (XCE) (currently $605) are also secured by all of XCE’s assets and are also guaranteed on an unsecured basis by certain foreign subsidiaries that directly or indirectly own all of the outstanding stock of XCE. Revolving loans outstanding from time to time to Xerox Canada Capital Limited (XCCL) (currently $300) are also secured by all of XCCL’s assets and are also guaranteed on an unsecured basis by our material Canadian subsidiaries, as defined (although the guaranties of the Canadian subsidiaries will become secured by their assets in the future if certain events occur).

Two of the three tranches of term debt and the revolving tranche will bear an initial rate of interest of LIBOR plus 4.5 percent per annum and the third tranche of term debt bears initial interest at a rate of LIBOR plus a spread that varies between 4.0 percent and 4.5 percent per annum, in all cases subject to adjustment for changes in, primarily, LIBOR. In addition, the interest spread on one of the term tranches, initially in the principal amount of $500, is subject to adjustment based upon the amount secured.

The New Credit Facility contains financial covenants requiring the maintenance of specified minimum consolidated net worth, minimum consolidated EBITDA and minimum consolidated leverage ratio, and limitations on capital expenditures. In addition, the New Credit Facility contains affirmative and negative covenants, including limitations on issuance of debt and preferred stock, incurrence of liens, certain fundamental changes, investments and acquisitions, asset transfers, restricted payments, hedging transactions, transactions with affiliates, restrictions on our ability to grant any lien on property, pay dividends or intercompany loans or agree to more restrictive provisions than those contained in the New Credit Facility, and a requirement to transfer, under certain circumstances, excess foreign cash and excess cash of Xerox Credit Corporation to Xerox Corporation. No cash dividends can be paid on our Common Stock for the term of New Credit Facility. Cash dividends on our preferred stock may be paid provided there is then no event of default. In addition to other defaults customary for a credit facility of this type, defaults on debt by, or bankruptcy of, us or certain subsidiaries would constitute a default under the New Credit Facility.

We are required to make scheduled amortization payments of $202.5 on each of March 31, 2003 and September 30, 2003, and $302.5 on each of March 31, 2004 and September 30, 2004. In addition, mandatory prepayments are required, including those from a portion of the proceeds of certain asset transfers and debt and equity issuances which would be credited toward the scheduled amortization payments in direct order of maturity. Our ability to meet the scheduled amortization payments and mandatory prepayment requirements under the New Credit Facility is dependent upon generation of positive cash flows in accordance with our business plan, including sale or securitizations of existing receivables, implementation of additional cost savings, implementation of third-party vendor financing, and access to the capital markets in a cost effective and timely manner.

Our 9¾ percent Senior Notes due 2009 issued in January 2002 contain several similar affirmative and negative covenants as the New Credit Facility, but taken as a whole they are less restrictive than those contained in the New Credit Facility. In addition, our Senior Notes do not contain any financial maintenance covenants or scheduled amortization payments.

Guarantees.    At December 31, 2001, we have guaranteed the borrowings of our Employee Stock Ownership Plan (ESOP) and $3,441 of indebtedness of our foreign wholly owned subsidiaries. This debt is included in our Consolidated Balance Sheet as of such date.

Interest.    Interest paid by us on our short- and long-term debt amounted to $1,074, $1,050 and $848 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest expense was $937, $1,090 and $842 for the years ended December 31, 2001, 2000 and 1999, respectively.

A summary of the cash related changes in consolidated indebtedness for the three years ended December 31, 2001 follows:

	2001		2000	1999
Cash payments of short-term debt, net	$(141)		$(1,277)	$(4,136)
Cash proceeds from long-term debt	2,507		10,542	6,707
Principal payments on long-term debt	(3,464)		(6,348)	(1,778)

Total net cash changes in debt	$(1,098	)(1)	$2,917 (2)	$793 (3)

(1)	Excludes a $374 non-cash debt for equity exchange (see Note 18), and the accretion of $16 on convertible debt.
(2)	Excludes debt of $118, which was assumed by Fuji Xerox in connection with the divestiture of our China operations, and accretion of $16 on convertible debt.
(3)	Excludes debt of $51 assumed with the increased ownership in our India joint venture and accretion of $26 on convertible debt.

Note 13—Financial Instruments

We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as of January 1, 2001.

The adoption of SFAS No. 133 is expected to increase the future volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. However, as more fully described below, our ability to enter into new derivative contracts is severely constrained. The following is a summary of our SFAS No. 133 activity during 2001.

Derivative Financial Instruments.    Typical of multinational corporations, we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition.

We have historically entered into certain derivative contracts, including interest rate swap agreements, foreign currency swap agreements, forward exchange contracts and purchased foreign currency options, to manage interest rate and foreign currency exposures. The fair market values of all of our derivative contracts change with fluctuations in interest rates and/or currency rates, and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a set of very limited objectives. As noted above, our ability to currently enter into new derivative contracts is severely constrained. Therefore, while the following paragraphs describe our overall risk management strategy, our current ability to employ that strategy effectively has been severely limited.

We typically enter into simple unleveraged derivative transactions. Our policy is to only use counterparties with an investment-grade or better rating and to monitor market risk quarterly on a counterparty-by-counterparty basis. We attempt to utilize several counterparties to ensure that there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Based upon our ongoing evaluation of the replacement cost of our derivative transactions and counterparty credit-worthiness, we consider the risk of credit default significantly affecting our financial position or results of operations to be remote.

We employ the use of hedges to reduce the risks that rapidly changing market conditions may have on the underlying transactions. Typically, our currency and interest rate hedging activities are not affected by changes in market conditions, as forward contracts and swaps are arranged and normally held to maturity in order to lock in currency rates and interest rate spreads related to underlying transactions.

As described above, the downgrades of our debt during 2000, 2001 and 2002, together with the recently-concluded SEC investigation, significantly reduced our access to capital markets. Furthermore, several of the debt downgrades triggered various contractual provisions which required us to collateralize or repurchase a number of derivative contracts which were then outstanding. Repurchases totaled $148 and $108 in 2001 and 2000, respectively. To minimize the resulting interest and currency exposures from these events, we have subsequently entered into some derivatives with several counterparties, on a limited basis. However, virtually all such new arrangements either require us to post cash collateral against all out-of-the-money positions, or else are very short term in duration (e.g., as short as one week). Both of these types of arrangements potentially use more cash than standard derivative arrangements would otherwise require. While we have been able to replace some derivatives on a limited basis, our current debt ratings restrict our ability to utilize derivative agreements to manage the risks associated with interest rate and some foreign currency fluctuations, including our ability to continue effectively employing our match funding strategy. For this reason, we anticipate increased volatility in our results of operations due to market changes in interest rates and foreign currency rates.

Interest Rate Risk Management.

Interest Rate Swaps—Single Currency:    We enter into interest rate swap agreements to manage interest rate exposure, although the recent downgrades of our indebtedness have limited our ability to manage this exposure. Virtually all customer financing assets earn fixed rates of interest. Accordingly, through the use of interest rate swaps in conjunction with the contractual maturity terms of outstanding debt, we “lock in” an interest spread by arranging fixed-rate interest obligations with maturities similar to the underlying assets. Additionally, in industrialized countries, customer financing assets are funded with liabilities denominated in the same currency. This practice effectively eliminates the risk of a major decline in interest margins resulting from adverse changes in the interest rate environment. Conversely, this practice also effectively eliminates the opportunity to materially increase margins when interest rates are declining.

More specifically, pay-fixed/receive-variable interest rate swaps are often used in place of more expensive fixed-rate debt for the purpose of match funding fixed-rate customer contracts. Pay-variable/receive-variable interest rate swaps (basis swaps) are used to transform variable rate, medium-term debt into commercial paper or local currency LIBOR rate obligations. Pay-variable/receive-fixed interest rate swaps are used to transform term fixed-rate debt into variable rate obligations. Where possible, the transactions performed within each of these three categories have enabled the cost-effective management of interest rate exposures.

While our existing portfolio of derivative instruments is intended to economically hedge interest rate risks to the extent possible, differences between the contract terms of our derivatives and the underlying related debt reduce our ability to obtain hedge accounting in accordance with SFAS No. 133. This results in mark-to-market valuation of the majority of our derivatives directly through earnings, which accordingly leads to increased earnings volatility.

At December 31, 2001 and 2000 we had outstanding single currency interest rate swap agreements with aggregate notional amounts of $4,415 and $15,471, respectively. The asset fair values at December 31, 2001 and 2000 were $52 and $7, respectively.

Foreign Currency Swap Agreements:    We enter into cross-currency interest rate swap agreements, whereby we issue foreign currency-denominated debt and swap the proceeds and related interest payments with a counterparty. In return, we receive and effectively denominate the debt in local currencies. Currency swaps are utilized as economic hedges of the underlying foreign currency borrowings. As with our single currency interest rate swaps, we generally did not achieve hedge accounting on our cross-currency interest rate swaps and therefore we recorded the mark-to-market valuation through earnings.

At December 31, 2001 and 2000, we had outstanding cross-currency interest rate swap agreements with aggregate notional amounts of $1,481 and $4,222, respectively. The asset fair values at December 31, 2001 and 2000 were $17 and $122, respectively. Of the outstanding agreements at December 31, 2001, the largest single currency hedged was the Japanese yen. Contracts denominated in Japanese yen, Pound sterling and Euros accounted for over 95 percent of our cross-currency interest rate swap agreements.

During 2001, as a result of applying the new requirements of SFAS No. 133, we recorded net losses of $2 from the mark-to-market valuation of our interest rate derivatives primarily as a result of lower interest rates during the year combined with a higher notional amount of pay variable/receive fixed interest rate swaps. Hedge accounting was not applied to any of our single-currency interest rate swaps during 2001, due to the reasons previously discussed.

Fair Value Hedges—During 2001, certain Japanese yen/U.S. dollar cross-currency interest rate swaps with a notional amount of 65 billion yen were designated and accounted for as fair value hedges. The net ineffective portion recorded to earnings during 2001 was a loss of $7 and is included in Other, net. All components of each derivatives gain or loss are included in the assessment of the hedge effectiveness. Hedge accounting was discontinued in the fourth quarter 2001, after the swaps were terminated and moved to a different counterparty, because the new swaps did not satisfy SFAS No. 133 requirements. Hedge accounting is not being applied for any of our interest rate swaps as of December 31, 2001.

The aggregate notional amounts of interest rate swaps by maturity date and type at December 31, 2001 follow:

Single Currency Swaps	2002	2003	2004	2005	2006	Thereafter	Total
Pay fixed/receive variable	$190	$260	$442	$261	$31	$—	$1,184
Pay variable/receive variable	37	—	—	—	—	—	37
Pay fixed/receive fixed	—	—	—	—	—	250	250
Pay variable/receive fixed	930	825	1,164	—	—	25	2,944

Total	$1,157	$1,085	$1,606	$261	$31	$275	$4,415

Interest rate paid	2.58%	1.70%	3.69%	6.65%	6.02%	6.50%	3.27%
Interest rate received	5.74%	2.34%	4.82%	2.39%	2.20%	7.48%	4.45%

Cross Currency Swaps	2002	2003	2004	2005	2006	Thereafter	Total
Pay fixed/receive variable	$424	$264	$86	$8	$—	$—	$782
Pay fixed/receive fixed	17	—	—	—	—	—	17
Pay variable/receive fixed	187	—	—	381	—	114	682

Total	$628	$264	$86	$389	$—	$114	$1,481

Interest rate paid	4.20%	4.98%	5.94%	3.12%		3.43%	4.09%
Interest rate received	1.54%	1.97%	1.94%	1.51%		2.00%	1.67%

Foreign Exchange Risk Management.

Currency Derivatives:    We utilize forward exchange contracts/purchased option contracts to hedge against the potentially adverse impacts of foreign currency fluctuations on foreign currency denominated assets and liabilities. Changes in the value of these currency derivatives are recorded in earnings together with the offsetting foreign exchange gains and losses on the underlying assets and liabilities.

We also utilize currency derivatives to hedge anticipated transactions, primarily forecasted purchases of foreign-sourced inventory and foreign currency lease and interest payments. These contracts are accounted for as cash flow hedges, and changes in their value are deferred in Accumulated other comprehensive income (AOCI) until the anticipated transaction is recognized through earnings. These contracts generally mature in six months or less.

Our credit constraints, and resultant inability to effectively engage in hedging, resulted in significant amounts of unhedged foreign currency denominated assets and liabilities during the year. In 2001 and 2000, we recorded net currency gains of $29 and $103, respectively, due to these unhedged positions, as impacted by changes in the underlying currencies.

At December 31, 2001 and 2000, we had outstanding forward exchange/purchased option contracts with notional values of $3,900 and $1,788, respectively. The significant increase reflects a shift in the hedging strategy for our foreign currency denominated debt from cross-currency interest rate swaps to forward exchange/purchased option contracts. Of the outstanding contracts at December 31, 2001, the largest single currency hedged was the Pound sterling. Contracts denominated in Pound sterling, Japanese yen, Euros and Canadian dollars accounted for approximately 90 percent of our forward exchange contracts. The asset (liability) fair values of our currency derivatives at December 31, 2001 and 2000 were $8 and $(59), respectively.

Accumulated Other Comprehensive Income.    The following is a summary of changes in AOCI resulting from the application of SFAS No. 133 during 2001:

	Opening Balance	Transition Gains (Losses)	Net Gains (Losses)	Reclass to Statement of Operations*	Closing Balance 2001
Variable Interest Paid	—	(35)	—	20	(15)
Inventory Purchases	—	—	(5)	5	—
Foreign Currency Interest Payments	—	—	(4)	2	(2)

Pre-tax subtotal	—	(35)	(9)	27	(17)
Tax Expense	—	14	4	(10)	8
Fuji Xerox, net	—	2	—	—	2

Total	—	(19)	(5)	17	(7)

*	Includes $12 reclassification of after-tax transition loss of $19.

No amount of ineffectiveness was recorded to the Consolidated Statement of Operations during 2001 for our designated cash flow hedges and all components of each derivatives gain or loss are included in the assessment of hedge effectiveness. The amount reclassified to earnings during 2001 represents the recognition of deferred gains or losses along with the underlying hedged transactions. The remaining amount deferred of $(7) at December 31, 2001 is expected to be reclassified to earnings during 2002.

Net Investment Hedges.    We also utilize currency derivatives to hedge against the potentially adverse impacts of foreign currency fluctuations on certain of our investments in foreign entities. During 2001, $18 of net after-tax gains related to hedges of our net investments in Xerox Brazil and Fuji Xerox were recorded in the cumulative translation adjustments account.

Fair Value of Financial Instruments.    The estimated fair values of our financial instruments at December 31, 2001 and 2000 follow:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,990	$3,990	$1,750	$1,750
Accounts receivable, net	1,896	1,896	2,269	2,269
Short-term debt	6,637	6,503	3,080	2,763
Long-term debt	10,107	9,261	15,557	12,196

The fair value amounts for Cash and cash equivalents and Accounts receivable, net approximate carrying amounts due to the short maturities of these instruments.

The fair value of Short- and Long-term debt was estimated based on quoted market prices for these or similar issues or on the current rates offered to us for debt of similar maturities. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date. We have no plans to retire significant portions of our debt prior to scheduled maturity.

Note 14—Employee Benefit Plans

We sponsor numerous pension and other postretirement benefit plans, primarily retiree health, in our U.S. and international operations. Information regarding our benefit plans is presented below:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Change in Benefit Obligation
Benefit obligation, January 1	$8,255	8,418	$1,314	$1,060
Service cost	174	167	28	24
Interest cost	(184)	453	99	85
Plan participants’ contributions	19	19	—	—
Plan amendments	—	1	—	—
Actuarial loss	76	48	136	218
Currency exchange rate changes	(99)	(197)	(3)	(2)
Divestitures	—	(15)	—	—
Curtailments	34	(10)	(1)	—
Special termination benefits	—	34	—	4
Benefits paid/settlements	(669)	(663)	(92)	(75)

Benefit obligation, December 31	7,606	8,255	1,481	1,314

Change in Plan Assets
Fair value of plan assets, January 1	8,626	8,771	—	—
Actual return on plan assets	(843)	651	—	—
Employer contribution	42	84	92	75
Plan participants’ contributions	19	19	—	—
Currency exchange rate changes	(135)	(218)	—	—
Divestitures	—	(18)	—	—
Benefits paid	(669)	(663)	(92)	(75)

Fair value of plan assets, December 31	7,040	8,626	—	—

Funded status (including under-funded and non-funded plans)	(566)	371	(1,481)	(1,314)
Unamortized transition assets	(1)	(15)	—	—
Unrecognized prior service cost	8	17	(2)	(3)
Unrecognized net actuarial (gain)loss	434	(433)	250	120

Net amount recognized	$(125)	$(60)	$(1,233)	$(1,197)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$597	$600	$—	$—
Accrued benefit liability	(785)	(690)	(1,233)	(1,197)
Intangible asset	7	3	—	—
Accumulated other comprehensive income	56	27	—	—

Net amount recognized	$(125)	$(60)	$(1,233)	$(1,197)

Under-funded or non-funded plans
Aggregate benefit obligation	$5,778	$5,743	$1,481	$1,314
Aggregate fair value of plan assets	$5,039	$5,322	$—	$—
Plans with under-funded or non-funded accumulated benefit obligations
Aggregate accumulated benefit obligation	$4,604	$509
Aggregate fair value of plan assets	$4,157	$180

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Weighted average assumptions as of December 31
Discount rate	6.8%	7.0%	7.4%	7.2%	7.5%	8.0%
Expected return on plan assets	8.9%	8.9%	8.9%
Rate of compensation increase	3.8%	3.8%	4.2%

Our domestic retirement defined benefit plans provide employees a benefit at the greater of (i) the benefit calculated under a highest average pay and years of service formula, (ii) the benefit calculated under a formula that provides for the accumulation of salary and interest credits during an employee’s work life, or (iii) the individual account balance from the Company’s prior defined contribution plan (Transitional Retirement Account or TRA).

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Components of Net Periodic Benefit Cost
Defined benefit plans
Service cost	$174	$167	$191	$28	$24	$27
Interest cost(1)	(184)	453	1,009	99	85	77
Expected return on plan assets(2)	81	(522)	(1,090)	—	—	—
Recognized net actuarial loss	7	4	11	3	—	1
Amortization of prior service cost	9	4	8	—	—	—
Recognized net transition asset	(14)	(16)	(18)	—	—	2
Recognized curtailment/settlement (gain) loss	26	(46)	(9)	—	—	—

Net periodic benefit cost	99	44	102	130	109	107
Defined contribution plans	21	14	28	—	—	—

Total	$120	$58	$130	$130	$109	$107

(1)
Interest cost includes interest expense on non-TRA obligations of $216, $225 and $204 and interest (income) expense directly allocated to TRA participant accounts of $(400), $228 and $805 for the years ended December 31, 2001, 2000 and 1999, respectively.

(2)
Expected return on plan assets includes expected investment income on non-TRA assets of $319, $294 and $285 and actual investment (losses) income on TRA assets of $(400), $228 and $805 for the years ended December 31, 2001, 2000 and 1999, respectively.

Pension plan assets consist of both defined benefit plan assets and assets legally restricted to the TRA accounts. The combined investment results for these plans, along with the results for our other defined benefit plans, are shown above in the actual return on plan assets caption. To the extent that investment results relate to TRA, such results are charged directly to these accounts as a component of interest cost.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, a 10 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002, decreasing gradually to 5.2 percent in 2006 and thereafter.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage- point increase	One-percentage- point decrease
Effect on total service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	$72	$(62)

Employee Stock Ownership Plan (ESOP) Benefits.    In 1989, we established an ESOP and sold to it 10 million shares of Series B Convertible Preferred Stock (Convertible Preferred) of the Company for a purchase price of $785. Each ESOP share is presently convertible into six common shares of the Company. The Convertible Preferred has a $1 par value and a guaranteed minimum value of $78.25 per share and accrues annual dividends of $6.25 per share which are cumulative. The ESOP borrowed the purchase price from a group of lenders. The ESOP debt is included in our Consolidated Balance Sheets because we have guaranteed the ESOP borrowings. A corresponding amount classified as Deferred ESOP benefits represents our commitment to future compensation expense related to the ESOP benefits.

The ESOP will repay its borrowings from dividends on the Convertible Preferred and from our contributions. The ESOP’s debt service is structured such that our annual contributions (in excess of dividends) essentially correspond to a specified level percentage of participant compensation. As the borrowings are repaid, the Convertible Preferred is allocated to ESOP participants and Deferred ESOP benefits are reduced by principal payments on the borrowings. The ESOP borrowings are $135 at December 31, 2001 and will mature in 2003 at which time all ESOP shares will have been allocated to the participants. Most of our domestic employees are eligible to participate in the ESOP.

During 2001, and in connection with our decision to eliminate the quarterly dividends on our common stock, dividends on the Convertible Preferred were eliminated beginning in July. As a result, we increased our annual contribution to the

ESOP in order to meet our debt service obligations as required under the terms of the plan. The increased contributions resulted in additional compensation expense being recorded. As of December 31, 2001 two quarterly dividends had not been paid, amounting to $25 in arrears. Additionally, we did not pay $12 in dividends that were due in both January and April 2002. If dividends are not paid for six quarterly dividend periods (whether or not consecutive) the holders of the ESOP shares have the right to elect two Directors to our Board of Directors. The Board of Directors intends to restore the dividend on the Convertible Preferred Stock when circumstances permit.

Information relating to the ESOP for the three years ended December 31, 2001 follows:

	2001	2000	1999
Interest on ESOP Borrowings	$15	$24	$28
Dividends declared on Convertible Preferred Stock	13	53	54
Cash contribution to the ESOP	88	49	44
Compensation expense	89	48	46

We recognize ESOP costs based on the amount committed to be contributed to the ESOP plus related trustee, finance and other charges.

Note 15—Income and Other Taxes

The parent company and its domestic subsidiaries file consolidated U.S. income tax returns. Generally, pursuant to tax allocation arrangements, domestic subsidiaries record their tax provisions and make payments to the parent company for taxes due or receive payments from the parent company for tax benefits utilized.

Income (loss) before income taxes for the three years ended December 31, 2001 consists of the following:

	2001	2000	1999
	Restated	Restated	Restated
Domestic income (loss)	$(126)	$76	$840
Foreign income (loss)	520	(443)	448

Income (loss) before income taxes	$394	$(367)	$1,288

Provisions (benefits) for income taxes for the three years ended December 31, 2001 consist of the following:

	2001	2000	1999
	Restated	Restated	Restated
Federal income taxes
Current	$31	$(18)	$178
Deferred	(117)	(95)	64
Foreign income taxes
Current	474	73	122
Deferred	114	(45)	24
State income taxes
Current	2	5	41
Deferred	(7)	10	17

Income taxes	$497	$(70)	$446

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate for the three years ended December 31, 2001 follows:

	2001	2000	1999
	Restated	Restated	Restated
U.S. federal statutory income tax rate	35.0%	(35.0)%	35.0%
Foreign earnings and dividends taxed at different rates	41.0	48.3	(9.4)
Sale of partial ownership interest in Fuji Xerox	29.5	—	—
Goodwill amortization	2.6	3.0	.9
Tax-exempt income	(3.3)	(4.3)	(1.5)
State taxes	(0.8)	1.1	2.9
Audit resolutions	(35.6)	(34.1)	—
Dividends on Employee Stock Ownership Plan shares	(1.0)	(3.7)	(1.0)
Effect of tax rate change on deferred tax assets and liabilities	(2.7)	—	—
Change in valuation allowance for deferred tax assets	62.9	3.2	7.1
Other	(1.5)	2.4	.6

Effective income tax rate	126.1%	(19.1)%	34.6%

The difference between the 2001 effective tax rate of 126.1 percent and the U.S. federal statutory income tax rate relates primarily to the recognition of deferred tax asset valuation allowances resulting from our recoverability assessments, the taxes incurred in connection with the sale of our partial interest in Fuji Xerox and continued losses in low tax jurisdictions. The gain for tax purposes on the sale of Fuji Xerox was disproportionate to the gain for book purposes as a result of a lower tax basis in the investment. Other items favorably impacting the tax rate included a tax audit resolution and additional tax benefits arising from prior period restructuring provisions.

On a loss basis, the difference between the 2000 effective tax rate of 19.1 percent and the U.S. federal statutory income tax rate relates primarily to continued losses in low tax jurisdictions, the recognition of deferred tax asset valuation allowances resulting from our recoverability assessments and additional tax benefits arising from the favorable resolution of tax audits.

The 1999 effective tax rate benefited from increases in foreign tax credits as well as a shift in the mix of our worldwide profits, partially offset by the recognition of deferred tax asset valuation allowances.

On a consolidated basis, we paid a total of $57, $354 and $238 in income taxes to federal, foreign and state income-taxing authorities in 2001, 2000 and 1999, respectively.

Total income tax expense (benefit) for the three years ended December 31, 2001 was allocated as follows:

	2001	2000	1999
	Restated	Restated	Restated
Income taxes (benefits) on income (loss)	$497	$(70)	$446
Tax benefit included in minorities’ interests(1)	(23)	(20)	(20)
Discontinued operations	—	—	(26)
Goodwill	2	(42)	—
Common shareholders’ equity(2)	1	38	(119)

Total	$477	$(94)	$281

(1)	Benefit relates to preferred securities as more fully described in Note 17.
(2)	For dividends paid on shares held by the ESOP, tax effects of certain cumulative translation adjustments, tax benefit on nonqualified stock options and accounting for certain derivatives.

In substantially all instances, deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries and other foreign investments carried at equity. The amount of such earnings included in consolidated retained earnings at December 31, 2001 was approximately $3.4 billion. These earnings have been permanently reinvested and we do not plan to initiate any action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. Since April 1, 2001, deferred taxes of $4 have been provided on the current year undistributed earnings of Fuji Xerox.

The tax effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 2001 and 2000 follow:

	2001	2000
		Restated
Tax effect of future tax deductions
Research and development	$1,007	$866
Depreciation	438	470
Postretirement medical benefits	464	448
Restructuring reserves	122	77
Other operating reserves	202	294
Allowance for doubtful accounts	182	145
Deferred compensation	180	150
Tax credit carryforwards	185	240
Net operating losses	295	70
Other	207	178

	3,282	2,938
Valuation allowance	(474)	(187)

Total deferred tax assets	$2,808	$2,751

Tax effect of future taxable income
Installment sales and leases	$(358)	$(316)
Unearned income	(820)	(875)
Other	(150)	(281)

Total deferred tax liabilities	(1,480)	$(1,472)

Total deferred taxes, net	$1,480	$1,279

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate. Current deferred tax assets at December 31, 2001 and 2000 amounted to $548 and $444, respectively.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The valuation allowance for deferred tax assets as of January 1, 2000 was $180. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $287 and $7, respectively. The valuation allowance relates to certain foreign net operating loss carryforwards, foreign tax credit carryforwards and deductible temporary differences for which we have concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

Although realization is not assured, we have concluded that it is more likely than not that the deferred tax assets for which a valuation allowance was determined to be unnecessary will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities and projected income from operating activities. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

At December 31, 2001, we had tax credit carryforwards of $185 available to offset future income taxes, of which $143 is available to carryforward indefinitely while the remaining $42 will begin to expire, if not utilized, in 2004. We also had net operating loss carryforwards for income tax purposes of $219 that will expire in 2002 through 2006, if not utilized, and $1.4 billion available to offset future taxable income indefinitely.

Our Brazilian operations have received assessments for indirect taxes totaling approximately $380 related principally to the internal transfer of inventory. We do not agree with these assessments and intend to vigorously defend our position. We, as supported by the opinion of legal counsel, do not believe that the ultimate resolution of these assessments will materially impact our results of operations, financial position or cash flows.

Note 16—Litigation and Regulatory Matters

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

As part of the settlement, and to allow for the additional time required to prepare the restatement and to make these adjustments, the Commission issued an Order pursuant to Section 36 of the Exchange Act (Exemptive Order) permitting us and our subsidiary, Xerox Credit Corporation, to file our respective 2001 Form10-Ks and first-quarter 2002 Form 10-Qs on or before June 30, 2002. The Exemptive Order provides that such filings made on or before June 30, 2002 will be deemed to have been filed on the prescribed due date.

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

Other Matters:    It is our policy to carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken. In India, we have learned of certain improper payments made over a period of years in connection with sales to government customers by employees of our majority-owned subsidiary in that country. This activity was terminated when we became aware of it. We have investigated the activity and recently reported it to the staff of the SEC. We estimate the amount of such payments in 2000, the year the activity was stopped, to be approximately $600 to $700 thousand. In 2000 the Indian company had revenue of approximately $130. We are investigating certain transactions of our unconsolidated South African affiliate that appear to have been improperly recorded as part of an effort to sell supplies outside of its authorized territory. Recently, we received an anonymous, unsubstantiated allegation, stated to be based upon rumor, that improper payments were made in connection with government sales in a South American subsidiary. We have not yet completed a full investigation, however, we have not found anything that substantiates the allegation as of the date of this filing. We have discussed these matters recently with the staff of the SEC. Based on our consideration of these matters to date, we do not believe that they are material to our financial statements.

Note 17—Preferred Securities

As of December 31, 2001, we have four series of outstanding preferred securities. In total we are authorized to issue 22 million shares of cumulative preferred stock, $1 par value.

Convertible Preferred Stock.    As more fully described in Note 14, we sold, for $785, 10 million shares of our Series B Convertible Preferred Stock (ESOP shares) in 1989 in connection with the establishment of our ESOP. As employees with vested ESOP shares leave the Company, these shares are redeemed by us. We have the option to settle such redemptions with either shares of common stock or cash.

Outstanding preferred stock related to our ESOP at December 31, 2001 and 2000 follows (shares in thousands):

	2001		2000
	Shares	Amount	Shares	Amount
Convertible Preferred Stock	7,730	$605	8,257	$647

Preferred Stock Purchase Rights.    We have a shareholder rights plan designed to deter coercive or unfair takeover tactics and to prevent a person or persons from gaining control of us without offering a fair price to all shareholders. Under the terms of the plan, one-half of one preferred stock purchase right (Right) accompanies each share of outstanding common stock. Each full Right entitles the holder to purchase from us one three-hundredth of a new series of preferred stock at an exercise price of $250. Within the time limits and under the circumstances specified in the plan, the Rights entitle the holder to acquire either our common stock, the surviving company in a business combination, or the purchaser of our assets, having a value of two times the exercise price. The Rights, which expire in April 2007, may be redeemed prior to becoming exercisable by action of the Board of Directors at a redemption price of $.01 per Right. The Rights are non-voting and, until they become exercisable, have no dilutive effect on the earnings per share or book value per share of our common stock.

Company-obligated, Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debentures of the Company.    The components of Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company at December 31, 2001 and 2000 follow:

	2001	2000
Trust II	$1,005	$—
Trust I	639	638
Deferred Preferred Stock	43	46

Total	$1,687	$684

Trust II.    In 2001, Xerox Capital Trust II (Capital II), a trust sponsored and wholly owned by us, issued 20.7 million 7.5 percent convertible trust preferred securities to investors for an aggregate liquidation amount of $1,035 and 0.6 million shares of common securities to us for an aggregate liquidation amount of $32. With the proceeds from these securities, Capital II purchased $1,067 aggregate principal amount of 7.5 percent convertible junior subordinated debentures due 2021 of Xerox Funding LLC II (Funding), a wholly owned subsidiary of ours. With the proceeds from these securities, Funding purchased $1,067 aggregate principal amount of 7.5 percent convertible junior subordinated debentures due 2021 of the Company. Capital II’s assets consist principally of Funding’s debentures, and Funding’s assets consist principally of our debentures. On a consolidated basis, we received net proceeds of $1,004 which is net of $31 of fees and expenses. The initial carrying value is being accreted to liquidation value through Minorities’ interests in earnings of subsidiaries over three years to the earliest redemption date. As of December 31, 2001, the initial carrying value had accreted to $1,005. We used the net proceeds from the issuance of our debentures for general corporate purposes, including the payment of our indebtedness. Our debentures, along with those of Funding, and related income statement effects are eliminated in our consolidated financial statements. Distributions on the trust preferred securities are charged, net of tax, to Minorities’ interests in earnings of subsidiaries and amounted to $4 in 2001. We have effectively guaranteed, fully and unconditionally on a subordinated basis, the payment and delivery by Funding of all amounts due on the Funding debentures and the payment and delivery by Capital II of all amounts due on the trust preferred securities, in each case to the extent required under the terms of the securities.

The trust preferred securities accrue and pay cash distributions quarterly at a rate of 7.5 percent per annum of the stated liquidation amount of fifty dollars per trust preferred security. Concurrently with the initial issuance of the trust preferred securities, Funding issued 0.2 million common securities to us for an aggregate liquidation amount of $229, the proceeds of which Funding used to purchase and deposit with a pledge trustee U.S. treasuries to secure, through the distribution payment date occurring on November 27, 2004, Funding’s obligations under its debentures. As of December 31, 2001, $74 and $155 are included in Deferred taxes and other current assets and Intangible and other assets, net, respectively, representing the amounts pledged by Funding. The trust preferred securities are convertible at any time, at the option of the investors, into 5.4795 shares of our common stock per trust preferred security, subject to adjustment. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on November 27, 2021 at fifty dollars per trust preferred security plus accrued and unpaid distributions. Investors may require us to cause Capital II to purchase all or a portion of the trust preferred securities on December 4, 2004, and November 27, 2006, 2008, 2011 and 2016 at a price of fifty dollars per trust preferred security, plus accrued and unpaid distributions. In addition, if we undergo a change in control on or before December 4, 2004, investors may require us to cause Capital II to purchase all or a portion of the trust preferred securities. In either case, the purchase price for such trust preferred securities may be paid in cash or common stock of the Company, or a combination thereof. If the purchase price or any portion thereof consists of common stock, investors will receive such common stock at a value of 95 percent of its then prevailing market price. Capital II may redeem all, but not part, of the trust preferred securities for cash prior to December 4, 2004 only if specified changes in tax and investment law occur, at a redemption price of 100 percent of their liquidation amount plus accrued and unpaid distributions. On or at anytime after December 4, 2004, Capital II may redeem all or a portion of the trust preferred securities for cash at declining redemption prices, with an initial redemption price of 103.75 percent of their liquidation amount.

Trust I.    In 1997, a trust sponsored and wholly owned by us issued $650 aggregate liquidation amount of preferred securities (the Original Preferred Securities) to investors and 20,103 shares of common securities to us, the proceeds of which were invested by the trust in $670 aggregate principal amount of our newly issued 8 percent Junior Subordinated Debentures due 2027 (the Original Debentures). Pursuant to a registration statement filed by us and the trust with the Securities and Exchange Commission in 1997, Original Preferred Securities with an aggregate liquidation preference amount of $644 and Original Debentures with a principal amount of $644 were exchanged for a like amount of preferred securities (together with the Original Preferred Securities, the Preferred Securities) and 8 percent Junior Subordinated Debentures due 2027 (together with the Original Debentures, the Debentures) which were registered under the Securities Act of 1933. The Debentures represent all of the assets of the trust. The Debentures and related income statement effects are eliminated in our consolidated financial statements.

The Preferred Securities accrue and pay cash distributions semiannually at a rate of 8 percent per annum of the stated liquidation amount of $1,000 per Preferred Security. These distributions are recorded in Minorities’ interests in earnings of subsidiaries in the Consolidated Statements of Operations. We have guaranteed (the Guarantee), on a subordinated basis, distributions and other payments due on the Preferred Securities. The Guarantee and our obligations under the Debentures and in the indenture pursuant to which the Debentures were issued and our obligations under the Amended and Restated Declaration of Trust governing the trust, taken together, provide a full and unconditional guarantee of amounts due on the Preferred Securities.

The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on February 1, 2027, or earlier to the extent of any redemption by us of any Debentures. The redemption price in either such case will be $1,000 per share plus accrued and unpaid distributions to the date fixed for redemption. Total net proceeds were $637, net of $13 in fees and expenses. The initial carrying value is being accreted to liquidation value over the remaining term. As of December 31, 2001, the initial carrying value had accreted to $639.

Deferred Preferred Stock.    In 1996, a subsidiary of ours issued 2 million deferred preferred shares for Canadian (Cdn.) $50 ($37 U.S.). These shares are mandatorily redeemable on February 28, 2006 for Cdn. $90 (equivalent to $56 U.S. at December 31, 2001). The difference between the redemption amount and the proceeds from the issue is being amortized, through the redemption date, to Minorities’ interests in earnings of subsidiaries in the Consolidated Statements of Operations. As of December 31, 2001, $13 remained to be amortized. We have guaranteed the redemption value.

Note 18—Common Stock

We have 1.05 billion authorized shares of common stock, $1 par value. At December 31, 2001 and 2000, 113 and 98 million shares, respectively, were reserved for issuance under our incentive compensation plans. In addition, at December 31, 2001, 18 million common shares were reserved for the conversion of $591 of convertible debt, 43 million common shares were reserved for conversion of ESOP-related Convertible Preferred Stock and 113 million common shares were reserved for the conversion of Convertible Trust Preferred Securities.

Gain on Early Extinguishment of Debt.    We retired $374 of long-term debt through the exchange of 41 million shares of common stock valued at $311 in 2001. After the effect of the restatement discussed in Note 21, these retirements resulted in a gain of $63 ($38 after taxes), which was recorded in Other expenses, net in the accompanying Statements of Operations, resulting in a net equity increase of $349.

Treasury Stock.    In 1996, the Board of Directors authorized us to repurchase up to $1 billion of our common stock. No shares were repurchased during 2001, 2000 or 1999. Between 1996 and 1998 we had repurchased 21 million shares for $594. Common shares issued for stock option exercises, conversion of convertible securities and other exchanges were partially satisfied by reissuances of treasury shares. At this time, we are effectively prohibited from purchasing additional shares as a result of covenants in our recent capital markets transactions. There were no treasury shares outstanding as of December 31, 2001 or 2000.

Put Options.    In connection with the share repurchase program, during 2000 and 1999, we sold 7.5 and 0.8 million put options, respectively, that entitled the holder to sell one share of our common stock to us at maturity at a specified price.

In 2000, we recorded the receipt of a premium of approximately $24 on the sale of equity put options. This premium was recorded as an addition to Common stock, including additional paid in capital. In October 2000, the holder of these equity put options exercised their option for early termination and settlement. The cost of this settlement to us was approximately $92 for 7.5 million shares with an average strike price of $18.98 per share. This transaction was recorded as a reduction of Common stock, including additional paid in capital.

At December 31, 2000, 0.8 million put options remained outstanding with a strike price of $40.56 per share. Under the terms of this contract we had the option of physical or net cash settlement. Accordingly, this amount was classified as temporary equity in the Consolidated Balance Sheet at December 31, 2000. In January 2001 these put options were net cash settled for $28. Funds for this net cash settlement were obtained by selling 5.9 million unregistered shares of our common stock for proceeds of $28.

Stock Option and Long-term Incentive Plans.    We have a long-term incentive plan whereby eligible employees may be granted non-qualified stock options, shares of common stock (restricted or unrestricted) and performance/incentive unit rights. Beginning in 1998 and subject to vesting and other requirements, performance/incentive unit rights are typically paid in our common stock. The value of each performance/incentive unit is based on the growth in earnings per share during the year in which granted. Performance/ incentive units ratably vest in the three years after the year awarded. Compensation expense recorded for performance/incentive units at December 31, 2000 and 1999 was $5 and $18, respectively. No amounts were recorded in 2001 as the balance of the 1999 and 2000 performance/incentive measures were not met. This plan was discontinued in 2001.

We granted 1.9, 0.4 and 0.3 million shares of restricted stock to key employees for the years ended December 31, 2001, 2000 and 1999, respectively. No monetary consideration is paid by employees who receive restricted shares. Compensation expense for restricted grants is based upon the grant date market price and is recorded over the vesting period which on average ranges from 1 to 3 years. Compensation expense recorded for restricted grants was $15, $18 and $22 in 2001, 2000 and 1999, respectively.

Stock options and rights are settled with newly issued or, if available, treasury shares of our common stock. Stock options generally vest in three years and expire between eight and ten years from the date of grant. The exercise price of the options is equal to the market value of our common stock on the effective date of grant.

At December 31, 2001 and 2000, 39.7 and 36.0 million shares, respectively, were available for grant of options or rights. The following table provides information relating to the status of, and changes in, options granted:

	2001		2000		1999
Employee Stock Options	Stock Options	Average Option Price	Stock Options	Average Option Price	Stock Options	Average Option Price
	(Options in thousands)
Outstanding at January 1	58,233	$35	43,388	$42	30,344	$33
Granted	15,085	5	19,338	22	19,059	51
Cancelled	(4,479)	28	(4,423)	38	(870)	47
Exercised	(10)	5	(70)	22	(5,145)	23

Outstanding at December 31	68,829	29	58,233	35	43,388	42

Exercisable at end of year	36,388		23,346		13,467

Options outstanding and exercisable at December 31, 2001 are as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands except per-share data)
$ 4.75 to $ 6.98	12,533	9.00	$4.76	7	$4.75
7.13 to 10.35	1,813	9.71	8.58	—	—
10.94 to 16.38	266	7.27	14.67	89	15.02
16.91 to 23.25	20,389	6.36	21.53	11,030	21.33
25.38 to 36.70	13,726	4.65	31.58	9,872	33.47
41.72 to 60.95	20,102	5.33	53.13	15,390	52.45

$ 4.75 to $60.95	68,829	6.29	$29.34	36,388	$37.77

We do not recognize compensation expense relating to employee stock options because the exercise price of the option equals the fair value of the stock on the effective date of grant. If we had elected to recognize compensation expense, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma net (loss) income and (loss) earnings per share would have been as follows:

	2001	2000	1999
	Restated Note 21	Restated Note 2	Restated Note 2
Net (loss) income—as reported	$(94)	$(273)	$844
Net (loss) income—pro forma	(168)	(374)	755
Basic EPS—as reported	(0.15)	(0.48)	1.20
Basic EPS—pro forma	(0.26)	(0.63)	1.07
Diluted EPS—as reported	(0.15)	(0.48)	1.17
Diluted EPS—pro forma	(0.26)	(0.63)	1.05

As reflected in the pro forma amounts in the previous table, the fair value of each option granted in 2001, 2000 and 1999 was $2.40, $7.50 and $15.83, respectively. The fair value of each option was estimated on the date of grant using the following weighted average assumptions:

	2001	2000	1999
Risk-free interest rate	5.1%	6.7%	5.1%
Expected life in years	6.5	7.1	6.2
Expected price volatility	51.4%	37.0%	28.0%
Expected dividend yield	2.7%	3.7%	1.8%

Note 19—Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible preferred shares, convertible subordinated debentures, and convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted EPS calculation follows:

	2001			2000			1999
	Restated Note 21			Restated Note 2			Restated Note 2
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Net (loss) income before cumulative effect of change in accounting principle	$(92)			$(273)			$844
Accrued dividends on preferred stock, net	(12)			(46)			(46)

Basic EPS before cumulative effect of change in accounting principle	$(104)	704,181	$(0.15)	$(319)	667,581	$(0.48)	$798	663,173	$1.20
Cumulative effect of change in accounting principle	(2)	704,181		—

Basic EPS	$(106)	704,181	$(0.15)	$(319)	667,581	$(0.48)	$798	663,173	$1.20

Diluted EPS
Stock options and other incentives								8,727
ESOP Adjustment, net of tax							51	51,989
Convertible debt, net of tax							3	5,287

Diluted EPS	$(106)	704,181	$(0.15)	$(319)	667,581	$(0.48)	$852	729,176	$1.17

The 2001 and 2000 computation of diluted loss per share did not include the effects of 69 and 58 million stock options, respectively, because either: i) their respective exercise prices were greater than the corresponding market value per share of our common stock or ii) where the respective exercise prices were less than the corresponding market value per share of our common stock, the inclusion of such options would have been anti-dilutive.

In addition, the following securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for 2001 and 2000 (in thousands of shares):

	2001	2000
Convertible preferred stock	78,473	50,605
Mandatorily redeemable preferred securities—Trust II	113,426	—
3.625% Convertible subordinated debentures	7,129	7,903
Other convertible debt	1,992	5,287

Total	201,020	63,795

Note 20—Subsequent Events

In June 2002 and as further described in Note 1 and Note 12, we entered into a $4.2 billion amended and restated credit agreement with a group of lenders which replaced our previous debt facility.

In May 2002, GE Capital and we launched the Xerox Capital Services (XCS) venture. XCS manages our customer administration and leasing activities in the U.S., including various financing programs, credit approval, order processing, billing and collections.

In May and March 2002, we received additional financing totaling $765 from GE Capital secured by lease receivables in the U.S. Net fees of $5 were paid in connection with the transactions and have been capitalized as debt issue costs. In connection with these transactions, $35 of the $765 in proceeds was required to be held in reserve, as security for our supply and service obligations inherent in the transferred contracts. The amount held will be released ratably as the underlying borrowing is repaid.

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

In March 2002, we determined that $72 of our capitalized software was permanently impaired. This determination was based on our assessment of the usefulness of such software as of that date. This amount will be reflected as a charge in our operating results for the first quarter of 2002.

In February 2002, we received a $291 loan from GE Capital, secured by certain of our finance receivables in Canada. Cash proceeds of $281 were net of $8 of escrow requirements and $2 of fees.

In January 2002, we completed an unregistered offering in the U.S. ($600) and Europe (€225) of 9¾ percent senior notes due in 2009 and received net cash proceeds of $746, which includes $559 and €209. The notes were issued at a 4.833 percent discount and will pay interest semiannually on January 15 and July 15. In March 2002, we filed a registration statement to exchange registered notes for these unregistered notes. This registration statement has not yet been declared effective.

Note 21—Restatement for Correction of Interest Expense in 2001 Financial Statements

We discovered an error in the calculation of our interest expense related to a debt instrument and the interest rate swap agreements associated with the instrument. The error, which we identified in December 2002, occurred in connection with the adoption of SFAS No. 133 in January 2001 and resulted in an understatement of interest expense of $34 and an overstatement on the gain on early extinguishment of debt of $3 for the year ended December 31, 2001. To adjust for these items, we have restated our 2001 financial statements.

All amounts included in this report have been adjusted to reflect this restatement. The following is a summary of the effects of the aforementioned adjustments on our consolidated financial statements:

Year ended December 31, 2001	Previously Reported (1)	As Restated
	(in millions, except per share data)
Statement of Operations:
Other expenses, net	$407	$444
Total Costs and Expenses	16,577	16,614
Pretax income	431	394
Income taxes (benefits)	511	497
Net loss	(71)	(94)
Basic and Diluted loss per share	(0.12)	(0.15)

Balance Sheet:
Intangible and other assets, net	4,453	4,409	(2)
Long-term debt	10,128	10,107	(3)
Retained earnings	1,031	1,008

(1)	Amounts have been adjusted to reflect the reclassification of gains associated with the extinguishments of debt. See Note 22 for additional information.
(2)
Restated amount reflects a decrease of $59 related to the overvaluation of the combined fair value of interest rate swaps and the associated accrued interest receivable. This amount is offset by the expected tax benefits of $15 recognized as a deferred tax asset.

(3)	Restated amount reflects a reduction in the remaining transition adjustment that had been incorrectly recorded as an increase to debt upon adoption of SFAS No. 133.

Note 22—Accounting Changes and Adoption of New Accounting Standards

Operating Segment Accounting Changes:    Operating segment information for 2001 has been adjusted to reflect a change in operating segment structure that was made in July 2002. The nature of the changes related primarily to corporate expense and other allocations associated with internal reorganizations made in 2002, as well as decisions concerning direct applicability of certain overhead expenses to the segments. The adjustments increased (decreased) full year 2001 revenues as follows: Production—($16), Office—($16), DMO—($1), SOHO—$3 and Other—$30. The full year 2001 segment profit was increased (decreased) as follows: Production—$12, Office—$24, DMO—$32, SOHO—$2 and Other—($70). However, the operating segment information for 2000 and 1999, has not been restated, as it was impracticable to do so. See Note 10 for further information related to our segments.

Extraordinary Gain Reclassification Adjustments:    On April 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). The applicable portion of this Statement rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item, net of related income tax effect. Accordingly, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented and that does not meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item, was reclassified. As a result of adopting SFAS No. 145, the extraordinary gains on extinguishment of debt previously reported in the Consolidated Statements of Operations were reclassified to Other expenses, net. After considering the effects of the restatement discussed in Note 21, the effect of this reclassification in the accompanying Consolidated Statements of Operations was a decrease to Other expenses, net of $63 and an increase to Income taxes of $25, from amounts previously reported, for the year ended December 31, 2001.

Goodwill and Intangible Assets:    Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets subsequent to their initial recognition. This statement recognizes that goodwill has an indefinite life and will no longer be subject to periodic amortization. However, goodwill is to be tested at least annually for impairment, using a fair value methodology, in lieu of amortization. The provisions of this standard also required that amortization of goodwill related to equity investments be discontinued, and that these goodwill amounts continue to be evaluated for impairment in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” Upon adoption of SFAS No. 142, we reclassified $61 of intangible assets related to acquired workforce that was required to be included in goodwill by this standard.

SFAS No. 142 also requires we perform annual and transitional impairment tests on goodwill using a two-step approach. The first step is to identify a potential impairment and the second step is to measure the amount of any impairment loss. During the second quarter of 2002, we completed the first step of the transitional goodwill impairment test. This test required us to compare the carrying value of our reporting units to the fair value of these units. The standard requires that if reporting units’ fair value is below its carrying value, a potential goodwill impairment exists and we would be required to complete the second step of the transitional impairment test to quantify the amount of the potential goodwill impairment charge. Based on the results of the first step of the transitional impairment test, we have identified potential goodwill impairments in the reporting units included in our Developing Markets Operations (“DMO”) operating segment. The second step of the transitional goodwill impairment test requires that the implied fair value of goodwill be estimated by allocating the fair value of a reporting unit to all of the assets and liabilities of that reporting unit. The excess of the fair value of the reporting unit over the amounts allocated to the assets and liabilities represents the implied fair value of the goodwill. Any excess of the carrying amount of reporting unit goodwill over the implied fair value of goodwill will be recorded as a goodwill impairment charge. We are in the process of finalizing the second step of the impairment test and expect to record an impairment charge of $63 million. This charge will be retroactively recorded as a cumulative effect of change in accounting principle in the first quarter of 2002.

The following tables illustrate the pro-forma impact of the adoption of SFAS No. 142, relating to the non-amortization provisions, for the years ended December 31, 2001, 2000 and 1999.

Amounts in millions	For the Year Ended December 31,
	2001 Restated Note 21	2000 Restated Note 2	1999 Restated Note 2
Reported Net Income (Loss)	$(94)	$(273)	$844
Add: Amortization of goodwill, net of income taxes	59	58	54

Adjusted Net Income (Loss)	$(35)	$(215)	$898

	For the Year Ended December 31,
	2001 Restated Note 21	2000 Restated Note 2	1999 Restated Note 2
Reported Basic Earnings (Loss) per Share	$(0.15)	$(0.48)	$1.20
Add: Amortization of goodwill, net of income taxes	0.09	0.09	0.08

Adjusted Basic Earnings (Loss) per Share	$(0.06)	$(0.39)	$1.28

	For the Year Ended December 31,
	2001 Restated Note 21	2000 Restated Note 2	1999 Restated Note 2
Reported Diluted Earnings (Loss) per Share	$(0.15)	$(0.48)	$1.17
Add: Amortization of goodwill, net of income taxes	0.09	0.09	0.07

Adjusted Diluted Earnings (Loss) per Share	$(0.06)	$(0.39)	$1.24

QUARTERLY RESULTS OF OPERATIONS (Unaudited)
In millions, except per-share data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2001	Restated Note 2	Restated Note 2	Restated Note 2	Restated Note 21	Restated Note 21
Revenues	$4,291	$4,283	$4,052	$4,382	$17,008
Costs and Expenses(4)	3,626	4,535	4,157	4,296	16,614

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	665	(252)	(105)	86	394
Income taxes (benefits)(3)	437	(124)	(45)	229	497
Equity in net income of unconsolidated affiliates	3	31	—	19	53
Minorities’ interests in earnings of subsidiaries	(7)	(10)	(9)	(16)	(42)
(Loss) Income before Cumulative Effect of Change in Accounting Principle	224	(107)	(69)	(140)	(92)
Cumulative effect of change in accounting principle	(2)	—	—	—	(2)

Net (Loss) Income	$222	$(107)	$(69)	$(140)	$(94)

Basic (Loss) Earnings per Share	$0.31	$(0.15)	$(0.10)	$(0.19)	$(0.15)

Diluted (Loss) Earnings per Share(2)	$0.28	$(0.15)	$(0.10)	$(0.19)	$(0.15)

2000	Restated Note 2	Restated Note 2	Restated Note 2	Restated Note 2	Restated Note 2
Revenues	$4,558	$4,765	$4,474	$4,954	$18,751
Costs and Expenses	4,933	4,566	4,608	5,011	19,118

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(375)	199	(134)	(57)	(367)
Income taxes (benefits)(3)	(143)	77	153	(157)	(70)
Equity in net income of unconsolidated affiliates	5	47	11	3	66
Minorities’ interests in earnings of subsidiaries	(11)	(11)	(10)	(10)	(42)

Net (Loss) Income	$(238)	$158	$(286)	$93	$(273)

Basic (Loss) Earnings per Share	$(0.37)	$0.22	$(0.45)	$0.12	$(0.48)

Diluted (Loss) Earnings per Share(2)	$(0.37)	$0.21	$(0.45)	$0.10	$(0.48)

Previously Reported

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2001(1)
Revenues	$4,201	$4,137	$3,902	$4,262	$16,502
Costs and Expenses	3,579	4,590	4,149	4,255	16,573

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	622	(453)	(247)	7	(71)
Income taxes (benefits)	414	(148)	(56)	9	219
Equity in net income of unconsolidated affiliates	3	30	(1)	15	47
Minorities’ interests in earnings of subsidiaries	(6)	(6)	(19)	(17)	(48)
(Loss) Income before Cumulative Effect of Change in Accounting Principle	205	(281)	(211)	(4)	(291)
Cumulative effect of change in accounting principle	(2)	—	—	—	(2)

Net (Loss) Income	$203	$(281)	$(211)	$(4)	$(293)

Basic (Loss) Earnings per Share	$0.28	$(0.40)	$(0.29)	$(0.01)	$(0.43)

Diluted (Loss) Earnings per Share(2)	$0.25	$(0.40)	$(0.29)	$(0.01)	$(0.43)

2000
Revenues	$4,540	$4,778	$4,503	$4,880	$18,701
Costs and Expenses	4,901	4,531	4,738	4,915	19,085

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(361)	247	(235)	(35)	(384)
Income taxes (benefits)	(120)	79	(44)	(24)	(109)
Equity in net income of unconsolidated affiliates	4	46	10	1	61
Minorities’ interests in earnings of subsidiaries	(11)	(12)	(10)	(10)	(43)

Net (Loss) Income	$(248)	$202	$(191)	$(20)	$(257)

Basic (Loss) Earnings per Share	$(0.39)	$0.29	$(0.30)	$(0.04)	$(0.44)

Diluted (Loss) Earnings per Share(2)	$(0.39)	$0.27	$(0.30)	$(0.04)	$(0.44)

(1)
2001 fourth quarter and full year were announced in a press release dated January 28, 2002. First, second and third quarters were included in form 10-Q’s filed with the SEC (Amounts have been adjusted for SFAS No. 145 reclassifications, as discussed in Note 22 to the Consolidated Financial Statements).

(2)	The sum of quarterly diluted (loss) earnings per share differ from the full-year amounts because securities that are anti-dilutive in certain quarters are not anti-dilutive on a full-year basis.
(3)
Tax amounts have been adjusted from amounts previously reported due to certain computational miscalculations that were made in the third and fourth quarter tax provisions for both 2001 and 2000. For both years, these miscalculations have no full year impact as the effect in the third quarter is offset by an equal but opposite amount in the fourth quarter. We have revised these amounts to correct the tax provisions.

(4)
Amounts have been revised from those previously reported in our Annual Report on Form 10-K/A, as amended to reflect reallocations of interest expense between quarters. These amounts were disclosed in a Form 8-K filed on July 12, 2002. These reallocations had no effect on the full year.

FIVE YEARS IN REVIEW

	2001	2000	1999	1998	1997
	Restated Note 21	Restated Note 2	Restated Note 2	Restated Note 2	Restated Note 2
	(Dollars in millions, except per-share data)
Per-Share Data
(Loss) earnings from continuing operations
Basic	$(0.15)	$(0.48)	$1.20	$(0.32)	$1.30
Diluted	(0.15)	(0.48)	1.17	(0.32)	1.24
Dividends declared	0.05	0.65	0.80	0.72	0.64
Operations
Revenues	$17,008	$18,751	$18,995	$18,777	$17,457
Sales	7,443	8,839	8,967	8,996	8,303
Service, outsourcing, and rentals	8,436	8,750	8,853	8,742	8,192
Finance income	1,129	1,162	1,175	1,039	962
Research and development expenses	997	1,064	1,020	1,045	1,080
Selling, administrative and general expenses	4,728	5,518	5,204	5,314	5,196
(Loss) income from continuing operations	(94)	(273)	844	23	893
Net (loss) income	(94)	(273)	844	(167)	893
Financial Position
Cash and cash equivalents	$3,990	$1,750	$132	$79	$75
Accounts and finance receivables, net	11,574	13,067	13,487	13,272	11,548
Inventories	1,364	1,983	2,344	2,554	2,094
Equipment on operating leases, net	804	1,266	1,423	1,650	1,517
Land, buildings and equipment, net	1,999	2,527	2,458	2,366	2,373
Investment in discontinued operations	749	534	1,130	1,669	2,819
Total assets	27,645	28,253	27,803	27,775	26,064
Consolidated capitalization
Short-term debt	6,637	3,080	4,626	4,221	3,796
Long-term debt	10,107	15,557	11,521	11,104	9,074

Total debt	16,744	18,637	16,147	15,325	12,870
Deferred ESOP benefits	(135)	(221)	(299)	(370)	(434)
Minorities’ interests in equity of subsidiaries	73	87	75	81	88
Obligation for equity put options	—	32	—	—	—
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	1,687	684	681	679	676
Preferred stock	605	647	669	687	705
Common shareholders’ equity	1,797	1,801	2,953	3,026	3,605

Total capitalization(1)	20,771	21,667	20,226	19,428	17,510

Selected Data and Ratios
Common shareholders of record at year-end	59,830	59,879	55,766	52,001	54,687
Book value per common share	$2.49	$2.68	$4.42	$4.59	$5.51
Year-end common stock market price	$10.42	$4.63	$22.69	$59.00	$36.94
Employees at year-end	78,900	92,500	94,600	92,700	91,500
Gross margin	38.2%	37.4%	42.3%	44.3%	44.8%
Sales gross margin	30.5%	31.2%	37.2%	40.5%	39.5%
Service, outsourcing, and rentals gross margin	42.2%	41.1%	44.7%	46.6%	48.4%
Finance gross margin	59.5%	57.1%	63.0%	58.2%	58.6%
Working capital	$2,340	$4,928	$2,965	$2,959	$2,444
Current ratio	1.2	1.8	1.3	1.3	1.3
Cost of additions to land, buildings and equipment	$219	$452	$594	$566	$520
Depreciation on buildings and equipment	$402	$417	$416	$362	$400

(1)
Total capitalization is comprised of total debt, deferred ESOP benefits, minorities’ interests in equity of subsidiaries, obligation for equity put options, Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company, preferred stock, and common shareholders’ equity.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

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

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended          December 31, 2001

Notes to Consolidated Financial Statements

Financial Statement Schedules

I—Financial Statements of Fuji Xerox Co., Ltd. and Subsidiaries (financial statements required by Regulation S-X which                   are excluded from the annual report to shareholders by Rule 14a-3(b))*

 Consolidated Balance Sheets as of March 31, 2002 and 2001

 Consolidated Statements of Income for the year ended March 31, 2002, the three month period ended March 31, 2001               and the year ended December 31, 2000

 Consolidated Statements of Comprehensive Income for the year ended March 31, 2002, the three month period ended                March 31, 2001 and the year ended December 31, 2000

 Consolidated Statements of Stockholders’ Equity for the year ended March 31, 2002, the three month period ended                March 31, 2001 and the year ended December 31, 2000

 Consolidated Statements of Cash Flows for the year ended March 31, 2002, the three month period ended March 31,               2001 and the year ended December 31, 2000

 Notes to Consolidated Financial Statements

 Financial Statements of Fuji Xerox Co., Limited (financial statements required by Regulation S-X which are excluded               from the annual report to shareholders by Rule 14a-3(b)):

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

II—Valuation and qualifying accounts.*

All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

(2) Supplementary Data:

Quarterly Results of Operations

Five Years in Review

Commercial and Industrial (Article 5) Schedule*

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

(c)
The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the summary compensation table which appears in registrant’s 2002 proxy statement are preceded by an asterisk (*).

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

*	This document has been filed with the Securities and Exchange Commission and is available upon request from Xerox Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

By:	/s/ GARY R. KABURECK
Assistant Controller and Chief Accounting Officer

January 27, 2003

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED

I, Anne M. Mulcahy, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this Form 10-K/A (Amendment No. 5) of Xerox Corporation (the “Report”);

2.
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

January 27, 2003

/s/ ANNE M. MULCAHY
Anne M. Mulcahy Principal Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED

I, Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this Form 10-K/A (Amendment No. 5) of Xerox Corporation (the “Report”);

2.
Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

January 27, 2003

/s/ LAWRENCE A. ZIMMERMAN
Lawrence A. Zimmerman Principal Financial Officer

INDEX OF EXHIBITS

Document and Location

(3) (a)
Restated Certificate of Incorporation of Registrant filed by the Department of State of New York on October 29, 1996, as amended by Certificate of Amendment of the Certificate of Incorporation of Registrant filed by the Department of State of New York on May 21, 1999.

Incorporated by reference to Exhibit 3(a) to Amendment No. 5 to Registrant’s Form 8-A Registration Statement dated February 8, 2000.

(b)	By-Laws of Registrant, as amended through January 1, 2002.***

(4) (a)(1)
Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registration Nos. 33-44597, 33-49177 and 33-54629.

(2)
Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

Incorporated by reference to Exhibit 4 (a)(2) to Registrant’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(b)(1)
Indenture dated as of September 20, 1996, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “September 1996 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-13179.

(2)
Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the September 1996 Indenture.

Incorporated by reference to Exhibit 4 (b)(2) to Registrant’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(c)(1)
Indenture dated as of January 29, 1997, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) (“Bank One”), as trustee (the “January 1997 Indenture”), relating to Registrant’s Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”).

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

Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.

(8)
Instrument of Resignation, Appointment and Acceptance dated as of November 30, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as successor Trustee, relating to the January 1997 Indenture.***

(d) (1)
Indenture dated as of October 1, 1997, among Registrant, Xerox Overseas Holding Limited (formerly Xerox Overseas Holding PLC), Xerox Capital (Europe) plc (formerly Rank Xerox Capital (Europe) plc) and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant and unlimited amounts of guaranteed debt securities which may be issued from time to time by the other issuers when and as authorized by or pursuant to a resolution or resolutions of the Board of Directors of Registrant or the other issuers, as applicable (the “October 1997 Indenture”).

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

Incorporated by reference to Exhibit 4 (d)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(e) (1)
Indenture dated as of April 21, 1998, between Registrant and Bank One, as trustee, relating to $1,012,198,000 principal amount at maturity of Registrant’s Convertible Subordinated Debentures due 2018 (the “April 1998 Indenture”).

Incorporated by reference to Exhibit 4(b) to Registration Statement No. 333-59355.

(2)
Instrument of Resignation, Appointment and Acceptance dated as of July 26, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture (the “April 1998 Indenture Trustee Assignment”).

(3)
Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.***

(f)
Indenture, dated as of July 1, 2001, between Xerox Equipment Lease Owner Trust 2001-1 (“Trust”) and U.S. Bank National Association, as trustee, relating to $513,000,000 Floating Rate Asset Backed Notes issued by the Trust .***

(g) (1)	Indenture, dated as of November 27, 2001, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 7-1/2% Convertible Junior Subordinated Debentures Due 2021.***

(2)	Indenture, dated as of November 27, 2001, between Xerox Funding LLC II and Wells Fargo, as trustee, relating to Xerox Funding LLC II’s 7-1/2% Convertible Junior Subordinated Debentures Due 2021.***

(3)
Amended and Restated Declaration of Trust of Xerox Capital Trust II, dated as of November 27, 2001, by Registrant, as sponsor, Wells Fargo, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein, relating to Xerox Capital Trust II’s 7-1/2% Convertible Trust Preferred Securities and 7-1/2% Convertible Common Securities.***

(4)
Pledge Agreement, made as of November 27, 2001, by Xerox Funding LLC II in favor of Wells Fargo, as trustee and for the holders of Xerox Funding LLC II’s 7-1/2% Convertible Junior Subordinated Debentures Due 2021.***

(h) (1)
Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9-3/4% Senior Notes due 2009 (Denominated in U.S. Dollars) (the “January 17, 2002 U.S. Dollar Indenture”).***

(2)
Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9-3/4% Senior Notes due 2009 (Denominated in Euros) (the “January 17, 2002 Euro Indenture”).***

(3)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s $600,000,000 9-3/4% Senior Notes due 2009.***

(4)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s (euro)225,000,000 9-3/4% Senior Notes due 2009.***

(5)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit (4)(h)(5) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(6)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit (4)(h)(6) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(i)
Indenture dated as of October 2, 1995, between Xerox Credit Corporation (“XCC”) and State Street Bank and Trust Company (“State Street”), as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC’s Board of Directors or Executive Committee of the Board of Directors.

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement Nos. 33-61481 and 333-29677.

(j) (1)
Indenture dated as of April 1, 1999, between XCC and Citibank, N.A., relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC’s Board of Directors or Executive Committee of the Board of Directors (the “April 1999 XCC Indenture”).

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement No. 33-61481.

(2)
Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among XCC, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the April 1999 XCC Indenture.

Incorporated by reference to Exhibit 4 (h)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(k)
$7,000,000,000 Revolving Credit Agreement, dated October 22, 1997, among Registrant, XCC and certain Overseas Borrowers, as Borrowers, various lenders and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and Bank One, as Agents.

Incorporated by reference to Exhibit 4(h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(l) (1)
Amended and Restated Revolving Credit Agreement, dated as of June 21, 2002, among Registrant and Overseas Borrowers, as Borrowers, various Lenders and Bank One, N.A., JPMorgan Chase Bank, and Citibank, N.A. as Agents (the “Amended Credit Agreement”).

Incorporated by reference to Exhibit 4(l)(1) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(2)	Guarantee and Security Agreement dated as of June 21, 2002 among Registrant, the Subsidiary Guarantors and Bank One, N.A., as Agent, relating to the Amended Credit Agreement.

Incorporated by reference to Exhibit 4 (l) (2) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

3

(3)
Canadian Guarantee and Security Agreement dated as of June 21, 2002 among Xerox Canada Capital Ltd., the Guarantors and Bank One, N.A., Canada Branch, as Agent, relating to the Amended Credit Agreement.

Incorporated by reference to Exhibit 4 (l) (3) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(4)
Deed of Guarantee and Indemnity Made June 21, 2002 between Bank One, N.A., as Agent, and Xerox Overseas Holdings Limited and Xerox UK Holdings Limited, as Guarantors, relating to Obligations of Xerox Capital (Europe) plc and the Amended Credit Agreement.

Incorporated by reference to Exhibit 4 (l) (4) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(5)	Debenture dated June 21, 2002 between Xerox Capital (Europe) plc and Bank One, N.A., as Agent, relating to the Amended Credit Agreement.

Incorporated by reference to Exhibit 4 (l) (5) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(6)
Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 21, 2002 by Xerox Corporation, as Mortgagor, to Bank One, N.A., as Agent for the Lenders, the Mortgagee, relating to property in the County of Monroe, State of New York and the Amended Credit Agreement.

Incorporated by reference to Exhibit 4 (l) (6) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(m)	Master Demand Note dated November 20, 2001 between Registrant and Xerox Credit Corporation.***

(n)
Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2002 Proxy Statement are preceded by an asterisk (*).

*(a)	Registrant’s Form of Salary Continuance Agreement.***

*(b)	Registrant’s 1991 Long-Term Incentive Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10 (b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(c)	Registrant’s 1996 Non-Employee Director Stock Option Plan, as amended through May 20, 1999.

Incorporated by reference to Registrant’s Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

*(d)	Description of Registrant’s Annual Performance Incentive Plan.***

*(e)	1997 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10 (e) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(f)	1997 Restatement of Registrant’s Unfunded Supplemental Retirement Plan, as amended through October 9, 2000

Incorporated by reference to Exhibit 10 (f) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(g)	Executive Performance Incentive Plan.***

(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors.***

*(i)	Form of severance agreement entered into with various executive officers, effective October 15, 2000

Incorporated by reference to Exhibit 10 (i)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(j)	Registrant’s Contributory Life Insurance Program, as amended as of January 1, 1999.

Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(k)	Registrant’s Deferred Compensation Plan for Directors, 1997 Amendment and Restatement, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10 (k) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(l)	Registrant’s Deferred Compensation Plan for Executives, 1997 Amendment and Restatement, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10 (l) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(m)	letter Agreement dated June 4, 1997 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(m) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997.

*(n)	Registrant’s 1998 Employee Stock Option Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10 (n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(o)	Registrant’s CEO Challenge Bonus Program.

Incorporated by reference to Exhibit 10 (o) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(p)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10 (p) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

*(q)	Letter Agreement dated December 4, 2000 between Registrant and William F. Buehler, Vice Chairman of Registrant.

Incorporated by reference to Exhibit 10 (p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(r) (1)	Separation Agreement dated October 3, 2001 between Registrant and Barry D. Romeril, Vice Chairman and Chief Financial Officer of Registrant.***

(2)	Form of Release between Registrant and Barry D. Romeril, Vice Chairman and Chief Financial Officer of Registrant.***

(s)	Letter Agreement dated April 2, 2001 between Registrant and Carlos Pascual, Executive Vice President of Registrant.

Incorporated by reference to Exhibit 10 (s) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(t) (1)	Master Supply Agreement, dated as of November 30, 2001, between Registrant and Flextronics International Ltd. ** ***

(12)	Computation of Ratio of Earnings to Fixed charges.

(21)	Subsidiaries of Registrant.***

(23)	Consent of PricewaterhouseCoopers LLP.

(99.1)	Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

(99.2)	Directors and Officers Information***

(99.3)	Certification of CEO and CFO Pursuant to 18 U.S.C. §1350, as adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

**	Pursuant to the Freedom of Information Act, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.

***	This document has been filed with the Securities and Exchange Commission and is available upon request from Xerox Corporation.

