Form 10-Q/A
period 2002-03-31
XEROX CORP
filed 2003-03-27
CIK 108772

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

Yes    ☒            No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2003
Common Stock, $1 par value	740,320,265 shares

PURPOSE OF AMENDMENT

The principal purpose for this Amendment No. 1 to Xerox Corporation’s Quarterly Report on Form 10-Q is to restate interest expense for the three months ended March 31, 2002 and 2001 to correct an error in the calculation of interest expense related to a debt instrument and associated interest swap agreements, as announced in a Current Report on Form 8-K on December 20, 2002. The reissuance of these financial statements requires that we revise our financial statements to reflect the effects of the adoption of two Statements of Financial Accounting Standards during early 2002.

Accordingly, changes in this Amendment No. 1 reflects solely the financial information and disclosures related to:

(1)	The restatement of interest expense for the three months ended March 31, 2002 and 2001,

(2)	the effects of the transitional goodwill impairment testing as a result of adopting Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) on January 1, 2002, and

(3)	the adoption of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) on April 1, 2002.

All other financial information and disclosures remain unchanged.

References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

In December 2002, we discovered an error in the calculation of our interest expense, related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 million and an overstatement of gains on extinguishment of debt of $4 million for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 million ($27 million pre-tax) and an increase in net loss of $23 million ($37 million pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after-tax effects for the three months ended March 31, 2002 and 2001, were $5 million ($8 million pre-tax) and $5 million ($9 million pre-tax), respectively.

During 2002, we adopted SFAS No. 142 and SFAS No. 145 and are required to reflect their application in financial statements that are reissued in periods after which such financial accounting standards were adopted. Accordingly, we must reflect their application in this amendment. As a result of adopting SFAS No. 142, we finalized our goodwill impairment testing in the fourth quarter and recorded an impairment charge of $63 million that was required to be recorded as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002. The adoption of SFAS No. 145 resulted in a reclassification of all gains on early extinguishment of debt reported as extraordinary items to operating income.

Forward Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q/A which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us based on information currently available.

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

As announced on June 21, 2002, we successfully completed the renegotiation of our $7 billion Revolving Credit Agreement dated as of October 22, 1997 (the “Old Revolver”). Of the original $7 billion in loans outstanding under the Old Revolver, $2.8 billion has been repaid and the remaining $4.2 billion has been refinanced under the terms of a new Amended and Restated Credit Agreement (the “New Credit Facility”). The New Credit Facility requires certain principal amortization payments as well as prepayments in the case of certain events. A full discussion of these terms and the final maturity dates of the various loans is included in the Capital Resources and Liquidity section in this Quarterly Report on Form 10-Q. The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock; certain fundamental changes; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to us in certain circumstances. It also contains additional financial covenants, including minimum EBITDA, maximum leverage (total adjusted debt divided by EBITDA, as defined) and maximum capital expenditures limits. We expect to be in full compliance with the covenants and other provisions of the New Credit Facility through at least the next twelve months. Any failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity and operations.

We expect to be in full compliance with the covenants and other provisions through December 31, 2002 and beyond.

Any failure to be in compliance with any material provision of the new credit facility could have a material adverse effect on our liquidity and operations.

Xerox Corporation

Form 10-Q/A

March 31, 2002

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations	6
Condensed Consolidated Balance Sheets	7
Condensed Consolidated Statements of Cash Flows	8
Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations	26
Capital Resources and Liquidity	38
Financial Risk Management	47

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K	48

Signatures	49

Exhibit Index

Computation of Earnings (Loss) per Common Share
Computation of Ratio of Earnings to Fixed Charges
Certifications Pursuant to Rule 13a-14 under the Securities Act of 1934, as amended
Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q/A.

PART I — FINANCIAL INFORMATION

Item 1

Xerox Corporation

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
(In millions, except per-share data)	2002 Restated Note 13	2001 Restated Notes 2 and 13
Revenues
Sales	$1,583	$1,865
Service, outsourcing and rentals	2,011	2,134
Finance	264	292

Total Revenues	3,858	4,291

Costs and Expenses
Cost of sales	1,025	1,377
Cost of service, outsourcing and rentals	1,159	1,292
Equipment financing interest	92	130
Research and development expenses	230	251
Selling, administrative and general expenses	1,169	1,149
Restructuring and asset impairment charges	146	129
Gain on sale of half of interest in Fuji Xerox	—	(769)
Other expenses, net	98	67

Total Costs and Expenses	3,919	3,626

(Loss) Income before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(61)	665
Income taxes (benefits)	(23)	437

(Loss) Income before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(38)	228
Equity in net income of unconsolidated affiliates	11	3
Minorities’ interests in earnings of subsidiaries	(24)	(7)

(Loss) Income before Cumulative Effect of Change in Accounting Principle	(51)	224
Cumulative effect of change in accounting principle	(63)	(2)

Net (Loss) Income	$(114)	$222

Less: Preferred stock dividends, net	—	(12)

(Loss) income available to common shareholders	$(114)	$210

Basic (loss) earnings per share:
(Loss) Income before Cumulative Effect of Change in Accounting Principle	$(0.07)	$0.31
Cumulative effect of change in accounting principle, net	(0.09)	—

Net (Loss) Earnings per Share	$(0.16)	$0.31

Diluted (loss) earnings per share:
(Loss) Income before Cumulative Effect of Change in Accounting Principle	$(0.07)	$0.28
Cumulative effect of change in accounting principle, net	(0.09)	—

Net (Loss) Earnings per Share	$(0.16)	$0.28

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data in thousands)	March 31, 2002 Restated Note 13	December 31, 2001 Restated Note 13

Assets

Cash and cash equivalents	$4,747	$3,990
Accounts receivable, net	1,882	1,896
Finance receivables, net	3,827	3,922
Inventories	1,283	1,364
Deferred taxes and other current assets	1,338	1,428

Total Current Assets	13,077	12,600

Finance receivables due after one year, net	5,570	5,756
Equipment on operating leases, net	713	804
Land, buildings and equipment, net	1,878	1,999
Investments in affiliates, at equity	607	632
Intangible and other assets, net	4,383	4,409
Goodwill	1,419	1,445

Total Assets	$27,647	$27,645

Liabilities and Equity
Short-term debt and current portion of long-term debt	$6,704	$6,637
Accounts payable	761	704
Accrued compensation and benefits costs	426	451
Unearned income	272	244
Other current liabilities	1,358	1,951

Total Current Liabilities	9,521	9,987

Long-term debt	10,695	10,107
Postretirement medical benefits	1,243	1,233
Deferred taxes and other liabilities	2,342	2,291

Total Liabilities	23,801	23,618

Minorities’ interests in equity of subsidiaries	75	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	1,691	1,687
Preferred stock	593	605
Deferred ESOP benefits	(135)	(135)
Common stock, including additional paid-in capital	2,634	2,622
Retained earnings	894	1,008
Accumulated other comprehensive loss	(1,906)	(1,833)

Total Liabilities and Equity	$27,647	$27,645

Shares of common stock issued and outstanding	725,295	722,314

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months ended March 31, (In millions)	2002 Restated Note 13	2001 Restated Notes 2 and 13

Cash Flows from Operating Activities
Net (Loss) Income	$(114)	$222
Adjustments required to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	319	361
Impairment of goodwill	63	—
Provisions for receivables and inventory	149	182
Restructuring and asset impairment charges	146	129
Cash payments for restructurings	(122)	(156)
Gains on sales of businesses and assets	(19)	(767)
Gain on early extinguishment of debt	—	(28)
Minorities’ interests in earnings of subsidiaries	24	7
Undistributed equity in (income) loss of affiliated companies	(11)	28
Decrease in inventories	57	45
Increase in on-lease equipment	(36)	(94)
Decrease in finance receivables	157	67
(Increase) decrease in accounts receivable	(42)	60
Increase (decrease) in accounts payable and accrued compensation and benefits costs	68	(254)
Net change in current and deferred income taxes	(398)	444
Decrease in other current and non-current liabilities	(112)	(80)
Other, net	(40)	(77)

Net cash provided by operating activities	89	89

Cash Flows from Investing Activities
Cost of additions to land, buildings and equipment	(26)	(69)
Proceeds from sales of land, buildings and equipment	3	38
Cost of additions to internal use software	(11)	(17)
Proceeds from divestitures	45	1,283
Funds placed in escrow and other restricted cash	(24)	—

Net cash (used in) provided by investing activities	(13)	1,235

Cash Flows from Financing Activities
Net change in debt	702	(212)
Dividends on common and preferred stock	—	(47)
Proceeds from issuances of common stock	2	28
Settlements of equity put options, net	—	(28)

Net cash provided by (used in) financing activities	704	(259)

Effect of exchange rate changes on cash and cash equivalents	(23)	(38)

Increase in cash and cash equivalents	757	1,027
Cash and cash equivalents at beginning of period	3,990	1,750

Cash and cash equivalents at end of period	$4,747	$2,777

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements

($ in millions except per share data and where otherwise noted)

1.	Basis of Presentation:

References herein to “we” or “our” or “us” refer to Xerox Corporation and consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2001 Form 10-K, as amended (“2001 Form 10-K Report”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted. You should read the condensed consolidated financial statements in conjunction with the 2001 Form 10-K Report. The condensed balance sheet information has been derived from such financial statements.

In our opinion, all adjustments (including normal recurring adjustments) for the quarters ended March 31, 2002 and 2001, which are necessary for a fair statement of operating results for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

The unaudited condensed consolidated financial statements have been restated (See Notes 2 and 13 to these Condensed Consolidated Financial Statements). All dollar and per share amounts have been adjusted throughout the notes to the Condensed Consolidated financial statements. For convenience and ease of reference, when we refer to “(Loss) Income before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of a Change in Accounting Principle” that financial statement caption will hereafter be referred to as “pre-tax income (loss).”

Certain reclassifications have been made to prior year information to conform to the current year presentation.

In December 2002, we finalized our transitional goodwill impairment testing as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) on January 1, 2002, and recorded an impairment charge of $63 that was recorded as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002. See Note 3 to these Condensed Consolidated Financial Statements for further discussion.

On April 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No.145). See Note 3 to these Condensed Consolidated Financial Statements for further discussion.

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

The new credit facility is disclosed in Note 9 and in more detail in Note 12 to our Consolidated Financial Statements included in our 2001 Form 10-K Report. The new credit facility contains more stringent financial covenants than the prior facility, including the following:

•	Minimum EBITDA (based on rolling quarters, as defined)
•	Maximum leverage (total adjusted debt divided by EBITDA, as defined)
•	Maximum capital expenditures (annual test)
•	Minimum consolidated net worth (quarterly test, as defined)

Failure to be in compliance with any material provision of the new credit facility could have a material adverse effect on our liquidity and operations.

In addition, as part of our Turnaround Plan (see Note 5 to these Condensed Consolidated Financial Statements), we have taken significant steps to improve our liquidity, including asset sales, monetizations of portions of our receivables portfolios, and general financings including issuance of high yield debt and preferred securities. Since early 2000, we have been restructuring our cost base. We have implemented a series of plans to resize our workforce and reduce our cost structure through such restructuring initiatives. Key factors influencing our liquidity include our ability to generate cash flow from an appropriate combination of operating improvements anticipated in our Turnaround Plan and continued execution of the initiatives described below. We believe our projected liquidity is sufficient to meet our current operating cash flow requirements and satisfy our scheduled debt maturities and other cash flow requirements. However, our ability to meet our obligations beyond March 31, 2003 is dependent on our ability to generate positive cash flow from a combination of operating improvements, capital markets transactions, third party vendor financing programs and receivable monetizations. Failure to implement these initiatives could have a material adverse effect on our liquidity and our results of operations and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and further debt restructurings. While we believe we could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available or that we would be successful in their implementation.

2.	Restatements:

Restatement for Correction of Interest Expense and Gain on Early Extinguishment of Debt:

In December 2002, we discovered an error in the calculation of our interest expense related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 million and an overstatement of gains on extinguishment of debt of $4 for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 ($27 pre-tax) and an increase in net loss of $23 ($37 pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after-tax effects for the three months ended March 31, 2002 and 2001, were $5 ($8 pre-tax) and $5 ($9 pre-tax), respectively.

Restatement for Lease Revenue Recognition and Other Matters:

On April 11, 2002, we reached a settlement with the Securities and Exchange Commission (SEC) relating to matters that had been under investigation by the SEC since June 2000. In connection with the settlement, we agreed to restate our financial statements as of and for the years ended December 31, 1997 through 2000 as well as the first three quarters of 2001 and undertake a review of our material internal controls and accounting policies. In addition, as a result of the re-audit of our 2000 and 1999 Consolidated Financial Statements, additional adjustments were recorded. The restatement reflects adjustments which are corrections of errors made in the application of U.S. generally accepted accounting principles (GAAP) and includes (i) adjustments related to the application of the provisions of Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (SFAS No. 13) and (ii) adjustments that arose as a result of other errors in the application of GAAP. The principal adjustments made to our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2001, reflect changes discussed in our 2001 Form 10-K Report and below.

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

South Africa deconsolidation: We determined that we had been inappropriately consolidating our South African affiliate since 1998, as the minority joint venture partner has substantive participating rights. Accordingly, we have deconsolidated all assets, liabilities, revenues and expenses. We now account for this investment on the equity method of accounting. The reduction in revenues was $17 for the three month period ended March 31, 2001, and there was no impact on Net Income or Common Shareholders Equity as the reduction in pre-tax income is offset by an increase in equity in net income of unconsolidated affiliates.

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

The following table presents the effects of the aforementioned adjustments on total revenue:

Increase (decrease) to total revenue:

Three Months Ended March 31, 2001
Revenue, previously reported	$4,202
Application of SFAS No. 13:
Revenue allocations in bundled arrangements	20
Latin America—operating lease accounting	25
Other transactions not qualifying as sales-type leases	18
Sales of equipment subject to operating leases	60

Subtotal	123
Other revenue restatement adjustments:
Sales of receivables transactions	6
South Africa deconsolidation	(17)
Other revenue items, net	(23)

Subtotal	(34)
Increase in total revenue	89

Revenue, restated	$4,291

The following table presents the effects of the aforementioned adjustments on pre-tax income:

Increase (decrease) to pre-tax income:

Three Months Ended March 31, 2001
Pre-tax income, previously reported(1)	$631
Revenue restatement adjustments:
Revenue allocations in bundled arrangements	21
Latin America—operating lease accounting	15
Other transactions not qualifying as sales-type leases	13
Sales of equipment subject to operating leases	27
Sales of receivables transactions	(4)
South Africa deconsolidation	(2)
Other revenue items, net	2

Subtotal	72
Other restatement adjustments:
Restructuring reserves	(28)
Other, net	(1)

Subtotal	(29)
Increase in pre-tax income	43

Correction of interest expense (see Note 13)	(9)

Pre-tax income, restated	$665

(1)	Amount has been adjusted to reflect the reclassification of gains associated with extinguishments of debt from extraordinary items to pre-tax income required due to the adoption of SFAS No. 145. See Note 3 to these Condensed Consolidated Financial Statements for further discussion. The amount also reflects the effect of interest reclassification as previously disclosed in an amendment to the 2001 Form 10-K.

The following table presents the impact of the restatements on a condensed basis:

	As Previously Reported(1)	Restated

Three months ended March 31, 2001
Statement of operations:
Total Revenues	$4,202	$4,291
Sales	2,056	1,865
Service, outsourcing, financing and rentals	2,146	2,426
Total Costs and Expenses	3,571	3,626
Net income	206	222
Basic income per share	$0.29	$0.31
Diluted income per share	$0.25	$0.28

(1)	Amounts have been adjusted to reflect the reclassification of gains associated with extinguishments of debt from extraordinary items to pre-tax income (loss) required due to the adoption of SFAS No. 145. The amounts also reflects the effect of an interest reclassification as previously disclosed in an amendment to the 2001 Form 10-K.

3.	Accounting Changes and New Accounting Standards:

On April 1, 2002, we adopted the provisions of SFAS No. 145. The applicable portion of this Statement rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item, net of related income tax effect. Accordingly, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item, was reclassified. As a result of adopting SFAS No. 145, all the extraordinary gains on extinguishment of debt previously reported in the Condensed Consolidated Statements of Income were reclassified to Other expenses, net. The effect of this reclassification in the accompanying Condensed Consolidated Statements of Income was a decrease to Other expenses, net of $28 and an increase to income taxes of $11, from amounts previously reported, for the three months ended March 31, 2001.

Effective January 1, 2002 we adopted the provisions of SFAS No. 142. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets subsequent to their initial recognition. This statement recognizes that goodwill has an indefinite life and will no longer be subject to periodic amortization. However, goodwill is to be tested at least annually for impairment, using a fair value methodology, in lieu of amortization. The provisions of this standard require that amortization of goodwill related to equity investments be discontinued, and that these goodwill amounts continue to be evaluated for impairment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Upon adoption of SFAS No. 142 we reclassified $61 of intangible assets related to acquired workforce that was required to be included in goodwill by this standard.

SFAS No. 142 also requires performance of annual and transitional impairment tests on goodwill using a two-step approach. The first step is to identify a potential impairment and the second step is to measure the amount of any impairment loss. The first step requires a comparison of the carrying value of reporting units, as defined, to the fair value of these units. The standard requires that if a reporting unit’s fair value is below its carrying value, a potential goodwill impairment exists and we would be required to complete the second step of the transitional impairment test to quantify the amount of the potential goodwill impairment charge. Based on the results of the first step of the transitional impairment test, we identified potential goodwill impairments in the reporting units included in our Developing Markets Operations (“DMO”) operating segment. We subsequently completed the second step of the transitional goodwill impairment test, which required us to estimate the implied fair value of goodwill for each DMO reporting unit by allocating the fair value of each reporting unit to all of the reporting unit’s assets and liabilities. The fair value of the reporting units giving rise to the transitional impairment loss was estimated using the present value of expected future cash flows. Because the carrying amount of each reporting unit’s assets and liabilities (excluding goodwill) exceeded the fair value of each reporting unit, we recorded a goodwill impairment charge of $63. This non-cash charge was recorded as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statements of Operations as of January 1, 2002.

Net income and earnings per share for the quarter ended March 31, 2001, as adjusted for the exclusion of amortization expense, were as follows:

Three Months Ended March 31, 2001 Restated Note 13

Reported Income before Cumulative Effect of Change in Accounting Principle	$224
Add: Amortization of goodwill, net of income taxes	16

Adjusted Income before Cumulative Effect of Change in Accounting Principle	$240

Reported Net Income	$222
Add: Amortization of goodwill, net of income taxes	16

Adjusted Net Income	$238

For the Three Months Ended March 31, 2001	Basic Earnings Per Share Restated Note 13	Diluted Earnings Per Share Restated Note 13

Reported earnings per share	$0.31	$0.28
Add: Amortization of goodwill, net of income taxes	0.02	0.02

Adjusted Earnings per share	$0.33	$0.30

Intangible assets totaled $386, net of accumulated amortization of $72, as of March 31, 2002. All intangible assets relate to the office segment and are comprised of the following:

As of March 31, 2002:	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Installed Customer Base	17.5 years	$209	$(24)	$185
Distribution Network	25 years	123	(30)	93
Existing Technology	7 years	103	(11)	92
Trademarks	7 years	23	(7)	16

		$458	$(72)	$386

The weighted average useful life of our amortizable intangible assets is 16.6 years. Amortization expense related to these intangible assets is expected to be approximately $36 annually from 2002 through 2006.

The following table presents the changes in the carrying amount of goodwill, by segment, for the quarter ended March 31, 2002:

	Production	Office	DMO	Other	Total
Balance at January 1, 2002 (1)	$605	$710	$70	$121	$1,506
Impairment charge (2)	—	—	(63)	—	(63)
Divestitures	(4)	—	(1)	—	(5)
Foreign currency translation adjustment	—	(5)	(6)	(8)	(19)

Balance at March 31, 2002	$601	$705	$—	$113	$1,419

(1)	Balance includes the reclassification of the acquired workforce intangible asset to goodwill of $61.
(2)	Represents the recognition of goodwill impairment as the result of the second step of the transitional impairment test required by SFAS No. 142. The charge was recorded as a cumulative effect of change in accounting principle as of January 1, 2002.

In 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Statement addresses Annual Accounting and reporting for obligations associated with the retirement of tangible Long-Lived assets and associated asset retirement costs. We are required to implement this standard on January 1, 2003. We do not expect this statement to have a material effect on our financial position or results of operations.

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

4.	Inventories:

Inventories consist of the following:

	March 31, 2002	December 31, 2001

Finished goods	$977	$960
Work in process	92	97
Raw materials and supplies	214	307

Total Inventories	$1,283	$1,364

5.	Restructurings and Turnaround Program:

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

We accomplished these objectives through the undertaking of certain restructuring initiatives as follows:

RESTRUCTURING ACTION	INITIATION OF PLAN

• March 2000 Restructuring	March 2000
• Turnaround Program	October 2000
• SOHO Disengagement	June 2001

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

Turnaround Program:	Balance December 31, 2001	Reversals	Provision	Charges(1)	Balance March 31, 2002

Severance and related costs	$191	$(10)	$146	$(141)	$186
Lease cancellation and other costs	32	—	10	(7)	35

Total	$223	(10)	156	(148)	$221

(1)	Includes the impact of currency translation adjustment of $3.

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

6.	Common Shareholders’ Equity:

Common shareholders’ equity consists of:

	March 31, 2002 Restated Note 13	December 31, 2001 Restated Note 13
Common stock	$727	$724
Additional paid-in-capital	1,907	1,898
Retained earnings	894	1,008
Accumulated other comprehensive loss (1)	(1,906)	(1,833)

Total	$1,622	$1,797

(1)	Accumulated other comprehensive loss at March 31, 2002 is comprised of cumulative translation adjustments of $(1,807), minimum pension liability of $(92), unrealized losses on marketable securities of $(4), and net SFAS 133 items of $(3).

Comprehensive loss consists of:

	March 31, 2002	March 31, 2001
Net (Loss) Income	$(114)	$222
Translation adjustments	(49)	(142)
Unrealized (losses) gains on marketable securities	(3)	2
Adjustment for minimum pension liability	(25)	—
Cash flow hedge adjustments	4	(24)

Comprehensive loss	$(187)	$58

7.	Interest Expense and Income:

Interest expense, inclusive of equipment financing interest, totaled $181 and $294 for the three months ended March 31, 2002 and 2001, respectively. Interest income totaled $285 and $315 for the three months ended March 31, 2002 and 2001, respectively.

8.	Segment Reporting:

Our reportable segments are as follows: Production, Office, Developing Markets Operations (DMO), Small Office/Home Office and Other.

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

As disclosed in our 2001 Form 10-K, segment information for 2001 has been adjusted to reflect a change in segment structure that was made in 2002. Operating segment profitability for the three months ended March 31, 2002 and 2001 is as follows:

	Production	Office	DMO	SOHO	Other		Total

2002 (Restated—See Note 13)
Revenues from external customers	$1,318	$1,602	$448	$68	$422		$3,858
Intercompany revenues	—	36	—	2	(38)		—

Total segment revenues	$1,318	$1,638	$448	$70	$384		$3,858

Segment profit (loss)	$105	$91	$(5)	$27	$(120	)(1)	$98

2001 (Restated—See Notes 2 and 13)
Revenues from external customers	$1,449	$1,738	$504	$120	$480		$4,291
Intercompany revenues	—	3	—	3	(6)		—

Total segment revenues	$1,449	$1,741	$504	$123	$474		$4,291

Segment profit (loss)	$112	$47	$(70)	$(79)	$(10)		$—

(1)	Other segment profit (loss) includes a $72 million capitalized software write-off, reflecting our decision to abandon an internal customer service software development program.

The following is a reconciliation of segment profit (loss) to total company pre-tax income (loss):

	Three months ended March 31,
	2002 Restated Note 13	2001 Restated Note 2 and 13

Total segment profit	$98	$—
Unallocated items:
Restructuring and impairment charges	(146)	(129)
Restructuring related inventory write-down charges	(2)	—
Gains on sales of businesses	—	769
Gain on early extinguishment of debt	—	28
Allocated item:
Equity in net income of unconsolidated affiliates	(11)	(3)

Pre-tax income (loss)	$(61)	$665

9.	Debt:

On June 21, 2002, we entered into an Amended and Restated Credit Agreement with a group of lenders (New Credit Facility), which replaced our $7 billion credit facility which had a stated maturity date of October 2002 (Old Credit Facility). In connection with entering into the New Credit Facility we made a partial pay down on the Old Credit Facility of $2.8 billion and agreed to make an additional payment of $700 by not later than September 15, 2002. Accordingly, as of June 21, 2002, $4.2 billion was outstanding under the New Credit Facility, including three tranches of term debt and a $1.5 billion revolving tranche that may be repaid and re-borrowed. Within the revolving tranche is a $200 letter of credit facility. Two of the three tranches of term debt and the revolving tranche bear an initial rate of interest of LIBOR plus 4.5 percent per year and the third tranche of term debt bears initial interest at a rate of LIBOR plus a spread that varies between 4.0 percent and 4.5 percent per year, in all cases subject to adjustment for changes in, primarily, LIBOR. In addition, the interest spread on one of the term tranches, initially in the principal amount of $500, is subject to adjustment based upon the amount secured. The New Credit Facility has, except as described in Note 12 to the Consolidated Financial Statements included in our 2001 Form 10-K Report, a final stated maturity of April 30, 2005. In connection with the New Credit Facility, we paid fees and other expenses of approximately $125 million which will be capitalized and amortized over the term of the new facility.

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

10.	Divestitures:

In January 2002, we completed additional asset sales to transfer our office product manufacturing operations to Flextronics. We completed the sale of our plants in Venray, The Netherlands and Resende, Brazil for approximately $26 plus the assumption of certain liabilities subject to certain closing adjustments. The approximate 1,600 current Xerox employees in these operations transferred to Flextronics. By the end of the third quarter 2002, we anticipate all production at our printed circuit board factory in El Segundo, California, and our customer replaceable unit plant in Utica, New York will be transitioned to Flextronics.

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

In June 2002 and as further described in Note 1, Note 9 and in our 2001 Form 10-K Report, we entered into a $4.2 billion amended and restated credit agreement with a group of lenders which replaced our previous debt $7 billion facility.

In May 2002, one of our credit rating agencies downgraded our credit status, which had the resultant effect of causing a termination event under our U.S. trade receivable securitization facility. The undivided interest sold under the U.S. trade receivable securitization facility amounted to $290 at December 31, 2001, of the $326 aggregate total noted above. The Canadian account receivable facility, which had undivided interests of $36 at December 31, 2001 was also impacted by a downgrade in debt, which led to a similar event of default. As of June 28, 2002, we are currently in the process of renegotiating terms of the U.S. trade receivable securitization facility. We continue to sell receivables to the U.S. trade receivable securitization facility up to its limit of $290. Failure to successfully renegotiate this facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility. However, if that event occurs, there would not be any requirement for us to repurchase any of the undivided interests sold. The practical effect would be only that of timing, as the cash flows from the pooled receivables would first be used to pay the undivided interests investor, and we would then collect all remaining cash from the residual receivables in the pool. The Canadian account receivable facility was not renegotiated and the balance of the undivided interests of $36 at December 31, 2001 was fully repaid in the first quarter of 2002.

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

In April 2002, we sold our leasing business in Italy to a third party for approximately $207 in cash plus the assumption of $20 of debt. We can also receive retained interests based on the occurrence of certain future events. This sale is part of an agreement under which the third party will provide ongoing, exclusive equipment financing to our customers in Italy.

13.	Restatement for Correction of Interest Expense

In December 2002, we discovered an error in the calculation of our interest expense related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 and an overstatement of gains on extinguishment of debt of $4 for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 ($27 pre-tax) and an increase in net loss of $23 ($37 pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after-tax effects for the three months ended March 31, 2002 and 2001, were $5 ($8 pre-tax) and $5 ($9 pre-tax), respectively.

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	Previously Reported (2)	As Restated	Previously Reported(1)	As Restated

Statements of Operations:
(in millions, except per share data)
Other expenses, net	$90	$98	$58	$67
Total Costs and Expenses	3,911	3,919	3,617	3,626
Pretax (loss) income	(53)	(61)	674	665
Income taxes (benefits)	(20)	(23)	441	437
(Loss) income before cumulative effect of change in accounting principle	(46)	(51)	229	224
Net (loss) income	(109)	(114)	227	222
Basic (loss) earnings per share before cumulative effect of change in accounting principle	$(0.06)	$(0.07)	$0.32	$0.31
Basic (loss) earnings per share	(0.15)	(0.16)	0.32	0.31
Diluted (loss) earnings per share before cumulative effect of change in accounting principle	(0.06)	(0.07)	0.29	0.28
Diluted (loss) earnings per share	(0.15)	(0.16)	0.29	0.28

	As of March 31, 2002		As of December 31, 2001
	Previously Reported	As Restated	Previously Reported(1)	As Restated

Balance Sheets:
Intangible and other assets, net	$ 4,428	$ 4,383(3)	4,453	4,409(3)
Long-term debt	10,712	10,695(4)	10,128	10,107(4)
Retained earnings	985	894	1,031	1,008

(1)	Previously reported amounts have been adjusted to reflect a $28 gain on early extinguishment of debt that was reclassified in connection with our adoption of SFAS No. 145 (see Note 3). These amounts also reflect the effects of the restatement for lease revenue recognition and other matters discussed in Note 2.
(2)	Previously reported amounts include the recognition of $63 of goodwill impairment as the result of the second step of the transitional impairment test of SFAS No. 142 that was completed in the fourth quarter of 2002. The charge was required to be recorded as a cumulative effect of change in accounting principle as of January 1, 2002.
(3)	Restated amounts reflect decreases of $63 and $59 as of March 31, 2002 and December 31,2001, respectively, related to the overvaluation of the combined fair value of interest rate swaps and the associated accrued interest receivable as of March 31, 2002 and December 31, 2001, respectively. These amounts are offset by the expected tax benefits of $18 and $15, respectively, recognized as deferred tax assets.
(4)	Restated amount reflects a reduction in the remaining transition adjustment that had been incorrectly recorded as an increase to debt upon adoption of SFAS No. 133.

Item 2

Xerox Corporation

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Restatement for Correction of Interest Expense and Gain an Early Extinguishment of Debt: In December 2002, we discovered an error in the calculation of our interest expense, related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 million and an overstatement of gains on extinguishment of debt of $4 million for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 million ($27 million pre-tax) and an increase to net loss of $23 million ($37 million pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after-tax effects for the three months ended March 31, 2002 and 2001, were $5 million ($8 million pre-tax) and $5 million ($9 million pre-tax), respectively.

In December 2002, we finalized our transitional goodwill impairment testing as a result of adopting Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142) on January 1, 2002, and recorded an impairment charge of $63 million that was recorded as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002. See Note 3 to the Condensed Consolidated Financial Statements for further discussion.

On April 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No.145). See Note 3 to the Condensed Consolidated Financial Statements for further discussion.

Restatement for Lease Revenue Recognition and Other Matters. We have determined that certain of our accounting practices misapplied U.S. generally accepted accounting principles (GAAP). Accordingly, we have restated our financial statements for the four years ended December 31, 2000, the first three quarters of 2001, which included our financial statements in our Quarterly Reports on Form 10-Q as filed with the SEC, and revised our previously announced 2001 results included in our earnings release dated January 28, 2002. Throughout this MD&A, the term “previously reported” will be used to refer to our previously filed 2001 report on Form 10-Q for the three months ended March 31, 2001. The restatement adjustments relate almost exclusively to the timing of revenue and expense recognition. We reversed cumulative net revenue of $1.9 billion that was recognized in prior years, of which $1.3 billion is reflected in the years 1997 to 2001. This revenue adjustment is comprised of a reduction in equipment sales revenue, previously recognized from 1997 through 2001, of $6.4 billion offset by $5.1 billion of service, rental, document outsourcing and financing revenue now recognized from 1997 through 2001. The remaining net amount of revenue reversed, of $600 million, represents the cumulative net revenue impacts of reversing equipment sales transactions that were previously recorded in periods prior to 1997. Based on the cumulative impacts of the revenue adjustments for all periods prior to December 31, 2001, including pre-1997 impacts, we anticipate the recognition of $1.9 billion in revenues over the next several years through 2006. This represents sales-type lease revenue that had previously been recorded, that is expected to be earned over time as a component of our rental, service and finance revenue. In addition to the aforementioned revenue timing adjustments, and as more fully discussed below, we permanently reduced reported revenue by $269 million, for the five-year period ended December 31, 2001, as a result of the deconsolidation of our South African affiliate. Revenues from 1997 through 2001 as originally reported were $92.6 billion compared to $91.0 billion after the restatement. Substantially all non-revenue items included in the restatement have reversed within the five-year period ended December 31, 2001; our liquidity is not impacted since the restatement items reflect timing differences.

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

We conducted an extensive analysis of available verifiable objective evidence of fair value (VOE) based on cash sales prices and compared these prices to the range of equipment values recorded in our lease accounting systems. With the exception of Latin America, where operating lease accounting is applied as discussed below, the range of cash selling prices supports the reasonableness of the range of equipment lease prices as originally recorded, at inception of the lease, in our accounting systems. In applying our new methodology described above, we have therefore concluded that the revenue amounts allocated by our accounting systems to the equipment component of a multiple element arrangement represents a reasonable estimate of the fair value of the equipment. As a consequence, $109 million of previously recorded equipment sale revenue during the three months ended March 31, 2001 has been reversed and we have recognized additional service revenue and finance income of $129 million, which represents the impact of reversing amounts previously recorded as equipment sales-type leases and recognizing such amounts over the lease term. The net increase in revenue, as a result of this change was $20 million for the three month period ended March 31, 2001. During the quarter ended March 31, 2002 we recognized approximately $120 million of revenue as a result of the restatement of our prior years results. In total approximately $720 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $290 million—2002, $260 million—2003 and $170 million—thereafter.

Transactions not qualifying as sales-type leases: We re-evaluated the application of SFAS No. 13 for leases originally accounted for as sales-type leases in our Latin American operations and determined that these leases should have been recorded as operating leases. This determination was made after we conducted an in-depth review of the historical effective lease terms compared to the contractual terms of our lease agreements. Since, historically, and during all periods presented, a majority of leases were terminated significantly prior to the expiration of the contractual lease term, we concluded that such leases did not qualify as sales-type leases under certain provisions of SFAS No. 13. Specifically, because we generally do not collect the receivable from the initial transaction upon termination of the contract or during the subsequent lease term, the recoverability of the lease investment was not predictable at the inception of the original lease term. The accounting for these transactions as sales-type leases is further complicated due to our very high market shares in many of these countries, which makes it difficult to establish a reasonable basis for estimating the fair value of the equipment component of our leases due to a lack of available VOE. In addition historical and continuing economic and political instability in many of these countries also raises concerns about reasonable assurance of collectibility. As a consequence, $48 million of previously recorded equipment sale revenue during the three months ended March 31, 2001 has been reversed and we have recognized additional rental revenue of $73 million, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net increase in revenue, as a result of this change, was $25 million for the three month period ended March 31, 2001. During the quarter ended March 31, 2002 we recognized approximately $60 million of revenue as a result of the restatement of our prior years results. In total, approximately $740 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $180 million—2002, $240 million—2003 and $320 million—thereafter.

During the course of the restatement process, we concluded that the estimated economic life used for classifying leases for the majority of our products should have been five years versus the three to four years we previously utilized. This resulted from an in-depth review of our lease portfolios, for all periods presented, which indicated that the most frequent term of our lease contracts was 60 months. We believe that this has been and is representative of the period during which the equipment is expected to be economically usable, with normal repairs and maintenance, for the purpose for which it was intended at the inception of the lease. As a consequence, many shorter duration leases did not meet the criteria of SFAS No. 13 to be accounted for as sales-type leases. Additionally, other lease arrangements were found to not meet other requirements of SFAS No. 13 for treatment as sales-type leases. As a consequence, $11 million of equipment revenue recorded during the three months ended March 31, 2001 has been reversed and we have recognized additional rental revenue of $29 million, which represents the impact of changing the classification of previously recorded sales-type leases to operating leases. The net increase in revenue, as a result of this change, was $18 million for the three month period ended March 31, 2001. During the quarter ended March 31, 2002 we recognized approximately $20 million of revenue as a result of the restatement of our prior years results. In total approximately $120 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $50 million—2002, $40 million—2003 and $30 million—thereafter.

Accounting for the sale of equipment subject to operating leases: We have historically sold pools of equipment subject to operating leases to third party finance companies (the counterparties) or through structured financings with third parties and recorded the transaction as a sale at the time the equipment is accepted by the counterparties. These transactions increased equipment sale revenue, primarily in Latin America, in 2000 and 1999 by $148 million and $400 million, respectively. Upon additional review of the terms and conditions of these contracts, it was determined that the form of the transactions at inception included retained ownership risk provisions or other contingencies that precluded these transactions from meeting the criteria for sale treatment under the provisions of SFAS No. 13. The form of the transaction notwithstanding, these risk of loss or contingency provisions have resulted in only minor impacts on our operating results during the five years ended December 31, 2001. These transactions have however been restated and recorded as operating leases in our consolidated financial statements. As a consequence we have recognized additional revenue of $60 million during the three months ended March 31, 2001, which represents the impact of changing the previously recorded transactions to operating leases. During the quarter ended March 31, 2002 we recognized approximately $25 million of revenue as a result of the restatement of our prior years results. In total approximately $85 million of revenue previously recognized has been reversed and will be recognized in future years, estimated as follows: $55 million—2002 and $30 million—2003. Additionally, for transactions in which cash proceeds were received up-front we have recorded these proceeds as secured borrowings. The remaining balance of these borrowings aggregated $42 million at March 31, 2002.

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

South Africa deconsolidation: We determined that we inappropriately consolidated our South African affiliate since 1998 as the minority joint venture partner has substantive participating rights. Accordingly, we have deconsolidated all assets, liabilities, revenues and expenses. We now account for this investment on the equity method of accounting. The reduction in revenue for the three months ended March 31, 2001 was $17 million and there was no impact on net income or Common Shareholder’s Equity as the reduction in pre-tax income is offset by an increase in equity in net income of unconsolidated affiliates.

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

The following table presents the effects of the aforementioned adjustments on total revenue:

Increase (decrease) to total revenue:

(In millions)	Three Months Ended March 31, 2001

Revenue, previously reported	$4,202

Application of SFAS No. 13:
Revenue allocations in bundled arrangements	20
Latin America—operating lease accounting	25
Other transactions not qualifying as sales—type leases	18
Sales of equipment subject to operating leases	60

Subtotal	123

Other revenue restatement adjustments:

Sales of receivables transactions	6
South Africa deconsolidation	(17)
Other revenue items, net	(23)

Subtotal	(34)
Increase in total revenue	89

Revenues, restated	$4,291

The following table presents the effects of the aforementioned adjustments on sales revenue:

Increase (decrease) to sales revenue:

(In millions)	Three Months Ended March 31, 2001

Revenue allocations in bundled arrangements	$(109)
Latin America—operating lease accounting	(48)
Other transactions not qualifying as sales type leases	(11)
Sales of equipment subject to operating leases	8
South Africa deconsolidation	(7)
Other revenue items, net	(24)

Decrease in sales revenue	$(191)

During the three months ended March 31, 2002, we recognized approximately $225 million of revenue that had been restated from prior periods. In total, approximately $1.7 billion of revenue recognized in periods prior to the quarter ended March 31, 2002 and prior has been reversed and is estimated to be recognized as follows: $600 million—2002, $570 million—2003 and $530 million—thereafter. However, the realization of these amounts will be impacted by lease terminations and currency movements.

The following table presents the effects of the aforementioned adjustments on pre-tax income:

Increase (decrease) to pre-tax:

Three Months Ended March 31, 2001
Pre-tax income, previously reported (1)	$631
Revenue restatement adjustments:
Revenue allocations in bundled arrangements	21
Latin America—operating lease accounting	15
Other transactions not qualifying as sales-type leases	13
Sales of equipment subject to operating leases	27
Sales of receivables transactions	(4)
South Africa deconsolidation	(2)
Other revenue items, net	2

Subtotal	72
Other restatement adjustments:
Restructuring reserves	(28)
Other, net	(1)

Subtotal	(29)
Increase in pre-tax income	43

Correction of interest expense (see Note 13 to the Consolidated Financial Statements)	(9)

Pre-tax income, restated	$665

(1)	Amount has been adjusted to reflect the reclassification of gains associated with extinguishments of debt from extraordinary items to pre-tax income (loss) required due to the adoption of SFAS No. 145. See Note 3 to the Condensed Consolidated Financial Statements for further discussion. The amount also reflects the effect of an interest reclassification as previously disclosed in an amendment to the 2001 Form 10-K.

The impact of these adjustments on certain key ratios is as follows:

Three Months Ended March 31, 2001

Sales Gross Margin:
— Previously reported	30.3%
— Adjusted and restated	26.2%

Service, Outsourcing and Rentals Gross Margin:
— Previously reported	37.7%
— Adjusted and restated	39.5%

Finance Gross Margin:
— Previously reported	29.2%
— Adjusted and restated	55.1%

Total Gross Margin:
— Previously reported	33.6%
— As adjusted and restated	34.7%

Selling, Administrative and General Expenses as a percentage of revenue:
— Previously reported	27.4%
— As adjusted and restated	26.8%

The following tables present the impact of the adjustments on our previously reported 2001 results on a condensed basis:

	Previously Reported (1)	Restated
Three Months Ended March 31, 2001
(in millions, except per share data)

Statement of operations:
Total Revenues	$4,202	$4,291
Sales	2,056	1,865
Service, outsourcing, financing and rentals	2,146	2,426
Total Costs and Expenses	3,571	3,626
Net income	206	222
Diluted earnings per Share	$0.25	$0.28

(1)	Amounts have been adjusted to reflect the reclassification of gains associated with extinguishments of debt from extraordinary items to pre-tax income (loss) required due to the adoption of SFAS No. 145. See Note 3 to the Condensed Consolidated Financial Statements for further discussion. The amount also reflects the effect of an interest reclassification as previously disclosed in an amendment to the 2001 Form 10-K.

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

The first quarter 2002 net loss of $114 million or $0.16 cents per share, included a goodwill impairment charge of $63 million associated with the adoption of SFAS No. 142, after tax restructuring charges of $101 million ($146 million pre-tax), an after tax charge of $44 for permanently impaired capitalized software ($72 million pre-tax), and a $10 million civil penalty associated with our settlement with the SEC net after tax losses from unhedged foreign currency exposures of $22 million. These were offset by an after-tax gain of $12 million ($19 million pre-tax) related to proceeds received from sale of stock of an insurance company in a demutualization. 2001 first quarter net income of $222 million or $0.28 cents per share included the following net after-tax items: a $304 million gain ($769 million pre-tax) on the sale of half our interest in Fuji Xerox, after tax restructuring charges of $81 million ($129 million pre-tax), unhedged foreign currency gains of $44 million ($64 million pre-tax) an after tax $17 million gain ($28 million pre-tax) reflecting the early retirement of debt. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Pre–Currency Growth

To understand the trends in our business, we believe that it is helpful to adjust revenue and expense growth (except for ratios) to exclude the impact of changes in the translation of European and Canadian currencies into U.S. dollars. We refer to this adjusted growth as “pre-currency growth”.

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

Revenues by Type

Year-over-year post-currency changes by type of revenue were as follows:

First Quarter 2002 vs. 2001
Equipment Sales	(19)%
Post Sale and Other Revenue	(7)
Financing Income	(10)
Total Revenue(1)	(10)

(1)	Total sales revenue in the Condensed Consolidated Statement of Operations includes equipment sales noted above as well as supplies and paper and other revenue that is included in “Post Sale and Other Revenue” in the above table.

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

Key Ratios and Expenses

The trend in key ratios was as follows:

	March 31,
	2001	2002
Total Gross Margin	34.7%	41.0%
R&D % Revenue	5.8%	6.0%
SAG % Revenue	26.8%	30.3%

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

As discussed in the Notes to the Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q/A, we adopted new accounting rules that eliminate the amortization of goodwill effective January 1, 2002. The new rules also provides for no goodwill amortization on any acquisitions that occurred after June 30, 2001. The amount of goodwill amortization recorded in the first quarter of 2001 was $16 million, net of tax.

Other Expenses, Net

Other expenses, net for the quarters ended March 31, 2002 and 2001 were as follows:

	Three Months Ended March 31,
($ in millions)	2002	2001

Non-financing interest expense	$89	$164
Currency (gains) losses, net	24	(64)
Amortization of goodwill (2001 only) and intangible assets	10	23
Interest Income	(21)	(24)
Gain on sale of investment	(19)	—
Gain on early extinguishment of debt (1)	—	(28)
SEC Civil Penalty	10	—
All other, net	5	(4)

Total	$98	$67

(1)	Amount was reclassified in connection with the adoption of SFAS No. 145 (See Note 13 to the Condensed Consolidated Financial Statements).

Other expenses, net were $98 million in the first quarter 2002 and $67 million in the first quarter 2001. Significantly lower non-financing interest expense, reflected lower debt levels and reduced borrowing costs. Net currency losses of $24 million in 2002, primarily reflect the devaluation of the Argentine Peso compared to net exchange gains of $64 million in 2001 primarily related to gains on Yen denominated debt. These currency exposures are the result of net unhedged positions largely caused by our restricted access to the derivatives markets. Although we have been able to re-enter the derivatives market on a limited basis in 2002 to hedge certain balance sheet exposures, we continue to remain largely unhedged in our Latin American affiliates. Accordingly, we may continue to experience volatility in this area in the future. The sale of Prudential Insurance Company common stock associated with that company’s demutualization generated a $19 million gain in the first quarter 2002. In the first quarter 2002, we accrued the $10 million civil penalty associated with our settlement with the SEC. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities Interests in Earnings of Subsidiaries

Pre-tax loss was $61 million in the first quarter 2002 compared to pre-tax income of $665 million in the first quarter 2001.

In the 2002 first quarter, we recorded an income tax benefit of $23 million compared to an income tax expense of $437 million in the first quarter of 2001. The 2001 first quarter income tax expense primarily related to the gain on the sale of half our interest in Fuji Xerox. The effective tax rate for the first quarter 2002 was 37.7 percent and reflects differences between calculating the effective tax rate on an annual basis.

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

Business Performance by Segment

Our business segments are as follows: Production, Office, DMO, SOHO, and Other. The table below summarizes our business performance by segment for the quarters ended March 31, 2001 and 2002. Revenues and associated percentage changes, along with operating profits and margins by segment are included. Segment operating profit is determined as defined in Note 10 of the Notes to the Consolidated Financial Statements in our 2001 on Form 10-K Report.

Year-over-year revenue growth rates by segment are as follows:

First Quarter 2002 over 2001
Total Revenues	(10)%
Production	(9)
Office	(6)
DMO	(11)
SOHO	(43)
Other	(19)

Memo: Color	(8)

Operating margins by segment are as follows:

First Quarter 2002
Total Operating Margin	2.5%
Production	7.9
Office	5.5
DMO	(1.1)
SOHO	38.6
Other	(31.2)

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

2002 first quarter Production operating margins stabilized at approximately 8 percent, reflecting cost reductions and improved product mix as we convert light lens placements to digital. These improvements more than offset competitive price pressure.

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

Capital Resources and Liquidity

Liquidity, Financial Flexibility and Funding Plans:

Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. We used these funds to finance customers’ purchases of our equipment and for working capital requirements, capital expenditures and business acquisitions. Our operations and liquidity began to be negatively impacted in 2000 by Xerox-specific business challenges, which have been discussed in the Notes to the Consolidated Financial Statements included in our 2001 Form 10-K (“2001 Form 10-K Report”). These challenges were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these challenges and conditions negatively impacted our cash availability and created marketplace concerns regarding our liquidity, which led to credit rating downgrades and restricted our access to capital markets.

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

During 2000, 2001, and 2002, these rating downgrades, together with the recently concluded review by the SEC, adversely affected our liquidity and financial flexibility, as follows:

•	Since October 2000, uncommitted bank lines of credit and the unsecured public capital markets have been largely unavailable to us.

•	On December 1, 2000, Moody’s reduced its rating of our senior debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding derivative agreements for $108 million.

•	In the fourth quarter 2000, as a result of our lack of access to unsecured bank and public credit sources, we drew down the entire $7.0 billion available to us under our Revolving Credit Agreement (the “Old Revolver”), primarily to maintain financial flexibility and pay down debt obligations as they came due.

•	On October 23, 2001, Standard & Poors (S&P) reduced its rating of our senior debt to below investment grade, further constraining our ability to enter into new derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding out-of-the-money interest-rate and cross-currency interest-rate derivative agreements for a total of $148 million.

•	To minimize the resulting interest and currency exposures from these events, we have subsequently restored some derivative trading, with several counterparties, on a limited basis. However, virtually all such new arrangements either require us to post cash collateral against all out-of-the-money positions, or else have very short terms (e.g., as short as one week). Both of these types of arrangements potentially use more cash than standard derivative arrangements would otherwise require.

•	On May 1, 2002, Moody’s further reduced its rating of our senior debt, requiring us to post additional collateral against certain derivative agreements currently in place. This downgrade also constituted a termination event under our existing $290 million U.S. trade receivable securitization facility, which we are currently renegotiating with the counterparty, as described more fully below.

•	On June 11 and 21, 2002, S&P lowered and affirmed its rating of our senior unsecured and senior secured debt, which to date has not had any incremental adverse effects on our liquidity.

As of June 26, 2002, our senior and short-term debt ratings and outlooks were as follows:

	Senior Debt Rating	Short Term Debt Rating	Outlook

Moody’s	B1	Not Prime	Negative
S&P*	BB–/B+*	B*	Negative*
Fitch	BB**	B	Negative**

*	Effective June 11, 2002, S&P lowered our Corporate credit rating, and downgraded our senior debt, to BB– and maintained us on CreditWatch with Negative implications. Upon receipt of commitments from the banks who are party to our New Credit Facility, S&P affirmed the Corporate credit rating and our senior secured debt at BB– with a Negative Outlook, and downgraded our senior unsecured debt to B+.

**	On June 28, 2002, Fitch announced that it expects to downgrade our senior unsecured debt by one notch.

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

In connection with general financing initiatives:

•	During 2001, we retired $374 million of long-term debt through the exchange of 41.1 million shares of our common stock, which increased our net worth by $349 million.

•	In November 2001, we sold $1,035 million of Convertible Trust Preferred Securities, and placed $229 million of the proceeds in escrow to fund the first three-years’ distribution requirements. Total proceeds, net of escrowed funds and transaction costs, were $775 million.

•	In January 2002, we sold $600 million of 9 ¾ percent Senior Notes and (euro) 225 million of 9 ¾ percent Senior Notes, for cash proceeds totaling $746 million, which is net of fees and original-issue discount. These notes mature on January 15, 2009, and contain several affirmative and negative covenants which are similar to those in the New Credit Facility. Taken as a whole, the Senior Notes covenants are less restrictive than the covenants contained in the New Credit Facility. In addition, our Senior Notes do not contain any financial maintenance covenants or scheduled amortization payments. The Senior Notes covenants (1) restrict certain transactions, including new borrowings, investments and the payment of dividends, unless we meet certain financial measurements and ratios, as defined, and (2) restrict our use of proceeds from certain other transactions including asset sales. In connection with the June 21, 2002 closing of the New Credit Facility, substantially all of our U.S. subsidiaries guaranteed these notes. In order to reduce the immediate cost of this borrowing, we entered into derivative agreements to swap the cash interest obligations under the dollar portion of these notes to LIBOR plus 4.44 percent. We will be required to collateralize any out-of-the-money positions on these swaps.

In connection with vendor financing and related initiatives:

•	In 2001, we received $885 million in financing from GE Capital, secured by portions of our finance receivable portfolios in the United Kingdom. At March 31, 2002, the remaining balances of these loans totaled $402 million.

•	In the second quarter 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus retained interests in certain finance receivables for total proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries.

•	In July 2001, we transferred U.S. lease contracts to a trust, which in turn sold $513 million of floating-rate asset-backed notes. We received cash proceeds of $480 million, net of $3 million of fees, plus a retained interest of $30 million, which we will receive when the notes are repaid, which we expect to occur in August 2003. The transaction was accounted for as a secured borrowing. At March 31, 2002, the remaining debt totaled $329 million.

•	In September 2001, we announced a U.S. Framework Agreement (the “USFA”) with GE Capital’s Vendor Financial Services group, under which GE Capital will become the primary equipment-financing provider for our U.S. customers. We expect funding under the USFA to be in place in 2002 upon completion of systems and process modifications and development.

•	In November 2001, we entered into an agreement with GE Capital which provides for a series of loans, secured by certain of our finance receivables in the United States, up to an aggregate of $2.6 billion, provided that certain conditions are met at the time the loans are funded. These conditions, all of which we currently meet, include maintaining a specified minimum debt rating with respect to our senior debt. In the fourth quarter of 2001, we received two secured loans from GE Capital totaling $1,175 million. Cash proceeds of $1,053 million were net of $115 million of escrow requirements and $7 million of fees. In March 2002, we received our third secured loan from GE Capital totaling $266 million. Cash proceeds of $229 million were net of $35 million of escrow requirements and $2 million of fees. At March 31, 2002, the remaining balances of these loans totaled $1,304 million. In May 2002, we received our fourth secured loan from GE Capital, totaling $499 million. Cash proceeds of $496 million were net of $3 million of fees. Through June 26, 2002 approximately $1.9 billion of loans have been funded under this agreement.

•	In November 2001, we announced a Canadian Framework Agreement (the “CFA”) with the Canadian division of GE Capital’s Vendor Financial Services group, similar to the agreement in the U.S., under which GE Capital will become the primary equipment-financing provider for our Canadian customers. We expect the CFA to be completed in 2002. In February 2002 we received a $291 million loan from GE Capital, secured by certain of our finance receivables in Canada. Cash proceeds of $281 million were net of $8 million of escrow requirements and $2 million of fees. At March 31, 2002, the remaining balance of this loan was $294 million.

•	In December 2001, we announced that we would be forming a joint venture with De Lage Landen International BV (DLL) to manage equipment financing, billing and collections for our customers’ financed equipment orders in the Netherlands. This joint venture was formed and began funding in the first quarter of 2002. DLL owns 51 percent of the venture and provides the funding to support new customer leases, and we own the remaining 49 percent of this unconsolidated venture.

•	In December 2001, we announced European framework agreements with GE Capital’s European Equipment Finance group, under which GE Capital will become the primary equipment–financing provider for our customers in France and Germany. We expect these agreements to be completed in 2002.

•	In March 2002, we signed agreements with third parties in Brazil and Mexico under which those third parties will be our primary equipment financing provider in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.

•	In April 2002, we sold our leasing business in Italy to a third party for $207 million in cash plus the assumption of $20 million of debt. We can also receive retained interests up to approximately $30 million, based on the occurrence of certain future events. This sale is part of an agreement under which the third-party will provide on-going, exclusive equipment financing to our customers in Italy.

•	In May 2002, we received an additional loan from GE Capital of $106 million secured by portions of our lease receivable portfolio in the U.K.

•	In May 2002, we received a $77 million loan from GE Capital, secured by certain of our finance receivables in Germany. Cash proceeds of $65 million were net of $12 million of escrow requirements.

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

	2002	2003

First Quarter	—	$0.5
Second Quarter	$4.2	1.2
Third Quarter	1.1	0.4
Fourth Quarter	0.9	1.3

Full Year	$6.2	$3.4

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

In summary, at March 31, 2002, amounts owed by these receivable-related SPEs to their investors totaled $2,435 million, of which $359 million represented transactions we treated as asset sales, and the remaining $2,076 million is reported as Debt in our Condensed Consolidated Balance Sheet. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 6 to the Consolidated Financial Statements of the 2001 Form 10-K Report. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 17 to the Consolidated Financial Statements in the 2001 Form 10-K Report for a detailed description of these transactions.

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

At March 31, 2002 and 2001, cash and cash equivalents on hand totaled $4,747 million and $2,777 million, respectively, and total debt was $17,399 million and $17,967 million, respectively. Total debt net of cash (Net Debt) decreased by $102 million in the first quarter of 2002 from December 31, 2001. The consolidated ratio of total debt to common and preferred equity was 8.4:1 and 7.6:1 as of March 31, 2002, and 2001, respectively. The increase in this ratio in 2002 reflects net losses during that 12-month period, together with incremental borrowings during that same period, the proceeds of which were used to accumulate cash rather than being used to repay other debt.

The following represents the results of our cash flows for the first quarter of 2002 and 2001 included within our Condensed Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	2002	2001

Operating Cash Flows	$89	$89
Investing Cash Flows (Usage)	(13)	1,235
Financing Cash Flows (Usage)	704	(259)
Foreign Currency Impacts	(23)	(38)

Net Change in Cash Balance	757	1,027
Cash—Beginning of year	3,990	1,750

Cash—End of year	$4,747	$2,777

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

The following is a summary of EBITDA, operating and other cash flows for the quarters ended March 31, 2002 and 2001:

	2002	2001 Restated

Non-financing revenues	$3,594	$3,999
Non-financing cost of sales	2,184	2,669

Non–financing gross profit	1,410	1,330
Research and development expense	(230)	(251)
Selling, administrative and general expenses	(1,169)	(1,149)
Depreciation and amortization expense, excluding goodwill and intangibles	309	338

Adjusted EBITDA	320	268
Working capital and other changes	(28)	(21)
On-Lease equipment spending	(36)	(94)
Capital spending	(26)	(69)
Restructuring payments	(122)	(156)

Operating Cash Flow*	108	(72)
Interest payments	(130)	(263)
Financing cash flow	442	383
Debt borrowings (repayments), net	702	(212)
Dividends and other non-operating items	(45)	(92)
Proceeds from sales of businesses	(320)**	1,283

Net Increase in Cash	$757	$1,027

*	The primary difference between this amount and the Cash Flows from Operations reported in our GAAP Statements of Cash Flows, is the inclusion of Capital Spending in, and the exclusion of Financing Cash Flow and Interest Payments from, the amount shown above.

**	EBITDA cash flows includes the tax payments associated with the Fuji Xerox sale explained below. Such amount is included in operating activities for our GAAP cash flow financial statement.

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

Virtually all customer-financing assets earn fixed rates of interest. Therefore, we have historically sought to “lock in” an interest rate spread by arranging fixed-rate liabilities with maturities similar to those of the underlying assets, and we have funded the assets with liabilities in the same currency. As part of this overall strategy, pay-fixed-rate/receive-variable-rate interest rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay-variable-rate/receive-fixed–rate interest rate swaps are used from time to time to transform longer-term fixed-rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures by eliminating the risk of a major change in interest rates. We refer to the effect of these practices as “match funding” customer financing assets.

Consistent with the nature of economic hedges, unrealized gains or losses from interest rate and foreign currency derivative contracts are designed to offset any corresponding changes in the value of the underlying assets, liabilities or debt.

Pay fixed-rate and receive variable-rate swaps are often used in place of more expensive fixed-rate debt. Additionally, pay variable-rate and receive fixed-rate swaps are used from time to time to transform longer-term fixed–rate debt into variable-rate obligations. The transactions performed within each of these categories enable more cost-effective management of interest rate exposures. The potential risk attendant to this strategy is the non-performance of the swap counterparty. We address this risk by arranging swaps with a diverse group of strong-credit counterparties, regularly monitoring their credit ratings and determining the replacement cost, if any, of existing transactions.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 3(a)(1) Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on October 29, 1996. Incorporated by reference to Exhibit 3(a)(1) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

Incorporated by reference to Exhibit 3 (b) By-Laws of Registrant, as amended through January 1, 2001.

Incorporated by reference to Exhibit 3 (b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 11—Computation of Earnings (Loss) per Common Share.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges.

Exhibit 99.1—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current reports on Form 8-K dated January 7, 2002 (two reports), January 17, 2002, March 7, 2002 and March 27, 2002 reporting Item 5 “Other Events” were filed during the quarter for which this Quarterly Report on Form 10–Q/A is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION
(Registrant)

	By:	/s/ GARY R. KABURECK
Date: March 27, 2003		Gary R. Kabureck
Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934,

AS AMENDED

I, Anne M. Mulcahy, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Xerox Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

March 27, 2003

/S/ ANNE M. MULCAHY
Anne M. Mulcahy
Principal Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934,

AS AMENDED

I, Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Xerox Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

March 27, 2003

/s/ LAWRENCE A. ZIMMERMAN
Lawrence A. Zimmerman
Principal Financial Officer