Form 10-Q/A
period 2002-06-30
XEROX CORP
filed 2003-03-27
CIK 108772

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

PURPOSE OF AMENDMENT

The principal purpose for this Amendment No. 1 to Xerox Corporation’s Quarterly Report on Form 10-Q is to restate interest expense for the three and six months ended June 30, 2002 and 2001 to correct an error in the calculation of interest expense related to a debt instrument and associated interest swap agreements, as announced in a Current Report on Form 8-K on December 20, 2002. The reissuance of these financial statements requires that we revise our financial statements to reflect the effects of the transitional goodwill impairment testing as a result of adopting Statements of Financial Accounting Standards No. 142 on January 1, 2002.

Accordingly, changes in this Amendment No. 1 reflects solely the financial information and disclosures related to:

(1)	The restatement of interest expense for the three and six months ended June 30, 2002 and 2001, and

(2)	the effects of the transitional goodwill impairment testing as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) on January 1, 2002.

All other financial information and disclosures remain unchanged.

References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

In December 2002, we discovered an error in the calculation of our interest expense related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 million and an overstatement of gains on extinguishment of debt of $4 million for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 million ($27 million pre-tax) and an increase in net loss of $23 million ($37 million pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after-tax effects for the three months ended June 30, 2002 and 2001, were $6 million ($9 million pre-tax) and $6 million ($10 million pre-tax), respectively and $11 million ($17 million pre-tax) and $11 million ($19 million pre-tax) for the six months ended June 30, 2002 and 2001, respectively.

During 2002, we adopted SFAS No. 142 and are required to reflect its application in financial statements that are reissued in periods after which such financial accounting standard was adopted. Accordingly, we must reflect this application in this amendment. During the fourth quarter of 2002, we finalized our goodwill impairment testing and recorded an impairment charge of $63 million that was required to be recorded as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002.

Forward Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q/A, which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

As announced on June 21, 2002, we successfully completed the renegotiation of our $7 billion Revolving Credit Agreement dated as of October 22, 1997 (the “Old Revolver”). Of the original $7 billion in loans outstanding under the Old Revolver, $2.8 billion has been repaid and the remaining $4.2 billion has been refinanced under the terms of a new Amended and Restated Credit Agreement (the “New Credit Facility”). The New Credit Facility requires certain principal payments as well as prepayments in the case of certain events. A full discussion of these terms and the final maturity dates of the various loans is included in the Capital Resources and Liquidity section in this Quarterly Report on Form 10-Q/A. The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock; certain fundamental changes, as defined; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to us in certain circumstances. It also contains additional financial covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA) and maximum capital expenditures limits. We are and expect to remain in full compliance with the covenants and other provisions of the New Credit Facility. Any failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

Litigation—We are a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and ERISA. Should these matters result in an adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Xerox Corporation

Form 10-Q/A

June 30, 2002

Page
Part I—Financial Information

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Income	6
Condensed Consolidated Balance Sheets	7
Condensed Consolidated Statements of Cash Flows	8
Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations	30
Capital Resources and Liquidity	38
Financial Risk Management	47

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibit Index	48

Signatures	49
Certifications Pursuant to Rule 13a-14 under the Securities Act of 1934, as amended	50
Computation of Earnings (Loss) per Common Share
Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Additional Information

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Quarterly Report on Form 10-Q/A.

PART I—FINANCIAL INFORMATION

Item 1

Xerox Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per-share data)	2002 Restated Note 13	2001 Restated Notes 2 and 13	2002 Restated Note 13	2001 Restated Notes 2 and 13
Revenues
Sales	$1,662	$1,858	$3,245	$3,723
Service, outsourcing and rentals	2,040	2,139	4,051	4,273
Finance income	250	286	514	578

Total Revenues	3,952	4,283	7,810	8,574

Costs and Expenses
Cost of sales	998	1,301	2,023	2,678
Cost of service, outsourcing and rentals	1,173	1,183	2,332	2,475
Equipment financing interest	101	125	193	255
Research and development expenses	240	257	470	508
Selling, administrative and general expenses	1,110	1,220	2,279	2,369
Restructuring and asset impairment charges	53	295	199	424
Gain on sale of half of interest in Fuji Xerox	—	—	—	(769)
Other expenses, net	116	154	214	221

Total Costs and Expenses	3,791	4,535	7,710	8,161

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	161	(252)	100	413
Income taxes (benefits)	64	(124)	41	313

Income (Loss) before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	97	(128)	59	100
Equity in net income of unconsolidated affiliates	15	31	26	34
Minorities’ interests in earnings of subsidiaries	(25)	(10)	(49)	(17)

Income (Loss) before Cumulative Effect of Change in Accounting Principle	87	(107)	36	117
Cumulative effect of change in accounting principle	—	—	(63)	(2)

Net Income (Loss)	$87	$(107)	$(27)	$115

Less: Preferred dividends, net	—	—	—	(12)

Income (Loss) available to common shareholders	$87	$(107)	$(27)	$103

Basic Earnings (Loss) per Share:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$0.12	$(0.15)	$0.05	$0.15
Cumulative effect of change in accounting principle, net	—	—	(0.09)	—

Net Earnings (Loss) per Share	$0.12	$(0.15)	$(0.04)	$0.15

Diluted Earnings (Loss) per Share:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$0.11	$(0.15)	$0.05	$0.14
Cumulative effect of change in accounting principle, net	—	—	(0.09)	—

Net Earnings (Loss) per Share	$0.11	$(0.15)	$(0.04)	$0.14

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data in thousands)	June 30, 2002 Restated Notes 2 and 13	December 31, 2001 Restated Notes 2 and 13
Assets
Cash and cash equivalents	$1,891	$3,990
Accounts receivable, net	1,935	1,896
Finance receivables, net	3,593	3,922
Inventories	1,245	1,364
Deferred taxes and other current assets	1,422	1,428

Total Current Assets	10,086	12,600

Finance receivables due after one year, net	5,600	5,756
Equipment on operating leases, net	631	804
Land, buildings and equipment, net	1,872	1,999
Goodwill, net	1,496	1,445
Other long term-assets	5,223	5,041

Total Assets	$24,908	$27,645

Liabilities and Equity
Short-term debt and current portion of long-term debt	$3,892	$6,637
Other current liabilities	2,948	3,350

Total Current Liabilities	6,840	9,987

Long-term debt	10,354	10,107
Other long-term liabilities	3,593	3,524

Total Liabilities	20,787	23,618

Minorities’ interests in equity of subsidiaries	78	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	1,694	1,687
Preferred stock	573	605
Deferred ESOP benefits	(135)	(135)
Common shareholders’ equity	1,911	1,797

Total Liabilities and Equity	$24,908	$27,645

Shares of common stock issued and outstanding	727,679	722,314

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2002 Restated Note 13	2001 Restated Note 13

Cash Flows from Operating Activities
Net Income	$(27)	$115
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	559	680
Impairment of goodwill	63	—
Provisions for receivables and inventory	257	388
Restructuring and asset impairment charges	199	424
Cash payments for restructurings	(183)	(264)
Gain on sales of businesses and assets, net	(6)	(759)
Decrease in inventories	81	127
Increase in on-lease equipment	(91)	(181)
Decrease in finance receivables	457	78
(Increase) decrease in accounts receivable	(91)	23
Net change in current and deferred income taxes	(325)	340
Decrease in other current and non-current liabilities	(188)	(58)
All other operating changes, net	(74)	(180)

Net cash provided by operating activities	631	733

Cash Flows from Investing Activities
Cost of additions to land, buildings and equipment	(71)	(121)
Proceeds from divestitures	273	1,635
All other investing activities, net	(27)	(256)

Net cash provided by investing activities	175	1,258

Cash Flows from Financing Activities
Net change in debt	(2,949)	(1,419)
All other financing activities, net	4	(95)

Net cash used in financing activities	(2,945)	(1,514)

Effect of exchange rate changes on cash and cash equivalents	40	(51)

(Decrease) Increase in cash and cash equivalents	(2,099)	426
Cash and cash equivalents at beginning of period	3,990	1,750

Cash and cash equivalents at end of period	$1,891	$2,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

1.    Basis of Presentation:

References herein to “we,” “our” or “us” refer to Xerox Corporation and consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2001 Form 10-K, as amended (“2001 Form 10-K Report”), and the interim period reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the 2001 Form 10-K Report.

In our opinion, all adjustments (including normal recurring adjustments) which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results for the full year.

The unaudited condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2001 have been restated (See Notes 2 and 13 to these Condensed Consolidated Financial Statements). All related dollar and per share amounts have been adjusted throughout the notes to the condensed consolidated financial statements. For convenience, references to “Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of a Change in Accounting Principle” are referred to as “pre-tax income (loss).”

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

On April 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The applicable portion of this Statement rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Accordingly, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item, was reclassified. As a result of adopting SFAS No. 145, the extraordinary gain on extinguishment of debt previously reported in the Consolidated Statements of Income for the three and six months ended June 30, 2001, was reclassified to Other expenses, net. The effect of this reclassification in the accompanying Condensed Consolidated Statements of Income was a decrease to Other expenses, net of $28 and $56 (as restated, see Note 13 to these Condensed Consolidated Financial Statements), and an increase to income taxes of $11 and $22 for the three and six months ended June 30, 2001, respectively.

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

2.    Restatements:

Restatement for Correction of Interest Expense and Gain on early Extinguishment of Debt:

In December 2002, we discovered an error in the calculation of our interest expense related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 and an overstatement of gains on extinguishment of debt of $4 for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 ($27 pre-tax) and an increase in net loss of $23 ($37 pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after-tax effects for the three months ended June 30, 2002 and 2001, were $6 ($9 pre-tax) and $6 ($10 pre-tax), respectively and $11 ($17 pre-tax) and $11 ($19 pre-tax) for the six months ended June 30, 2002 and 2001, respectively.

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

The following table presents the effects of the aforementioned adjustments on total revenue:

Increase (decrease) to total revenue:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Revenue, previously reported	$4,137	$8,339
Application of SFAS No. 13:
Revenue allocations in bundled arrangements	30	50
Latin America—operating lease accounting	58	83
Other transactions not qualifying as sales-type leases	18	36
Sales of equipment subject to operating leases	40	100

Subtotal	146	269

Other revenue restatement adjustments:
Sales of receivables transactions	7	13
South Africa deconsolidation	(17)	(34)
Other revenue items, net	10	(13)

Subtotal	—	(34)

Increase in total revenue	146	235

Revenue, restated	$4,283	$8,574

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

The following table presents the effects of the aforementioned adjustments on pre-tax income (loss):

Increase (decrease) to pre-tax income (loss):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Pre-tax income (loss), previously reported(1)	$(453)	$170
Revenue restatement adjustments:
Revenue allocations in bundled arrangements	31	52
Latin America—operating lease accounting	149	164
Other transactions not qualifying as sales-type leases	26	39
Sales of equipment subject to operating leases	10	37
Sales of receivables transactions	2	(2)
South Africa deconsolidation	(2)	(4)
Other revenue items, net	—	2

Subtotal	216	288

Other restatement adjustments:
Purchase accounting reserves	1	1
Restructuring reserves	(5)	(33)
Other, net	(1)	6

Subtotal	(5)	(26)
Increase in pre-tax income (loss)	211	262

Correction of interest expense (Note 13)	(8)	(17)
Correction of gain on early extinguishment of debt (Note 13)	(2)	(2)

Pre-tax income (loss), restated	$(252)	$413

(1)	Amount has been adjusted to reflect the adoption of SFAS No. 145 during the second quarter of 2002. See Note 1 for further discussion.

The following table presents the impact of the restatements on a condensed basis:

	As Previously Reported	Restated
Three Months Ended June 30, 2001:
Statement of operations:
Total Revenues	$4,137	$4,283
Sales	1,981	1,858
Service, outsourcing, finance and rentals	2,156	2,425
Total Costs and Expenses	4,620	4,535
Net loss	(281)	(107)
Basic loss per share	$(0.40)	$(0.15)
Diluted loss per share	$(0.40)	$(0.15)

Six Months Ended June 30, 2001:
Statement of operations:
Total Revenues	$8,339	$8,574
Sales	4,036	3,723
Service, outsourcing, finance and rentals	4,303	4,851
Total Costs and Expenses	8,227	8,161
Net income (loss)	(79)	115
Basic earnings (loss) per share	$(0.13)	$0.15
Diluted earnings (loss) per share	$(0.13)	$0.14

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

SFAS No. 142 also requires performance of annual and transitional impairment tests on goodwill using a two-step approach. The first step is to identify a potential impairment and the second step is to measure the amount of any impairment loss. The first step requires a comparison of the carrying value of reporting units, as defined, to the fair value of these units. The standard requires that if a reporting unit’s fair value is below its carrying value, a potential goodwill impairment exists and we would be required to complete the second step of the transitional impairment test to quantify the amount of the potential goodwill impairment charge. Based on the results of the first step of the transitional impairment test, we identified potential goodwill impairments in the reporting units included in our Developing Markets Operations (“DMO”) operating segment. We subsequently completed the second step of the transitional goodwill impairment test, which required us to estimate the implied fair value of goodwill for each DMO reporting unit by allocating the fair value of each reporting unit to all of the reporting unit’s assets and liabilities. The fair value of the reporting units giving rise to the transitional impairment loss was estimated using the present value of expected future cash flows. Because the carrying amount of each reporting unit’s assets and liabilities (excluding goodwill) exceeded the fair value of each reporting unit, we recorded a goodwill impairment charge of $63. This non-cash charge was recorded as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statements of Income as of January 1, 2002.

Net (Loss) Income and (Loss) Earnings per Share for the three and six months ended June 30, 2001, as adjusted for the exclusion of amortization expense, were as follows:

	Three Months Ended June 30, 2001 Restated Note 13	Six Months Ended June 30, 2001 Restated Note 13
Reported Net Income (Loss)	$(107)	$115
Add: Amortization of goodwill, net of income taxes	15	31

Adjusted Net Income (Loss)	$(92)	$146

For the Three Months Ended June 30, 2001:	Basic Earnings (Loss) Per Share Restated Note 13	Diluted Earnings (Loss) Per Share Restated Note 13
Reported Loss per Share	$(0.15)	$(0.15)
Add: Amortization of goodwill, net of income taxes	0.02	0.02

Adjusted Loss per Share	$(0.13)	$(0.13)

For the Six Months Ended June 30, 2001:	Basic Earnings (Loss) Per Share Restated Note 13	Diluted Earnings (Loss) Per Share Restated Note 13
Reported Earnings per Share	$0.15	$0.14
Add: Amortization of goodwill, net of income taxes	0.04	0.04

Adjusted Earnings per Share	$0.19	$0.18

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

The following table presents the changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2002:

	Production	Office	DMO	SOHO	Other	Total
Balance at January 1, 2002(1)	$605	$710	$70	$—	$121	$1,506
Cumulative effect of change in accounting principle (2)	—	—	(63)	—	—	(63)
Foreign currency translation adjustment	40	30	(1)	—	—	69
Divestitures	(4)	—	(1)	—	—	(5)
Other	—	(5)	(5)	—	(1)	(11)

Balance at June 30, 2002	$641	$735	$—	$—	$120	$1,496

(1)	Balance includes the reclassification of the acquired workforce intangible asset to goodwill of $61.
(2)	Represents the recognition of goodwill impairment as the result of the second step of the transitional impairment test required by SFAS No. 142. The charge was recorded as a cumulative effect of change in accounting principle as of January 1, 2002.

Effective January 1, 2002, we adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement primarily supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The adoption of SFAS No. 144 did not have an effect on our financial position or results of operations.

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

6.    Common Shareholders’ Equity:

Common shareholders’ equity consisted of:

	June 30, 2002 Restated Note 13	December 31, 2001 Restated Note 13
Common stock	$729	$724
Additional paid-in-capital	1,930	1,898
Retained earnings	981	1,008
Accumulated other comprehensive loss (1)	(1,729)	(1,833)

Total	$1,911	$1,797

(1)	Accumulated other comprehensive loss at June 30, 2002 is comprised of cumulative translation adjustments of $(1,628), minimum pension liability of $(92), unrealized losses on marketable securities of $(1), and net SFAS 133 items of $(8).

Comprehensive income (loss) consisted of:

	Three Months Ended		Six Months Ended
	June 30, 2002 Restated Note 13	June 30, 2001 Restated Note 13	June 30, 2002 Restated Note 13	June 30, 2001 Restated Note 13
Net Income (Loss)	$87	$(107)	$(27)	$115
Translation adjustments	179	(83)	130	(225)
Unrealized (losses) gains on marketable securities	3	(12)	—	(10)
Adjustment for minimum pension liability	—	(1)	(25)	(1)
Cash flow hedge adjustments	(5)	5	(1)	(19)

Comprehensive income (loss)	$264	$(198)	$77	$(140)

7.    Interest Expense and Income:

Interest expense and interest income consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002 Restated Note 13	2001 Restated Note 13	2002 Restated Note 13	2001 Restated Note 13
Interest expense(1)	$170	$274	$351	$568
Interest income(2)	(272)	(309)	(557)	(625)

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Equipment financing interest expense is determined based on a combination of actual interest expense incurred on financing debt, as well as our estimated cost of funds, applied against the estimated level of debt required to support our finance receivables. This ratio averages from 80-90 percent of our average finance receivables. This method has been consistently applied for all periods presented.

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

As disclosed in our 2001 Form 10-K, segment information has been adjusted to reflect a change in segment structure that was made in 2002. Operating segment revenue and profit (loss) for the three months ended June 30, 2002 and 2001, as restated (see Note 13 to these Condensed Consolidated Financial Statements) were as follows:

	Production	Office	Developing Markets	SOHO	Other	Total
For the Three Months Ended June 30, 2002 (Restated—See Note 13)
Revenues from external customers	$1,370	$1,616	$462	$53	$451	$3,952
Intercompany revenues	—	39	—	3	(42)	—

Total segment revenues	$1,370	$1,655	$462	$56	$409	$3,952

Segment profit (loss)	$125	$138	$7	$15	$(56)	$229

For the Three Months Ended June 30, 2001 (Restated—See Notes 2 and 13)
Revenues from external customers	$1,484	$1,727	$512	$96	$464	$4,283
Intercompany revenues	—	5	—	—	(5)	—

Total segment revenues	$1,484	$1,732	$512	$96	$459	$4,283

Segment profit (loss)	$101	$98	$5	$(84)	$(50)	$70

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

Operating segment revenue and profit (loss) for the six months ended June 30, 2002 and 2001, as restated (see Note 13 to these Condensed Consolidated Financial Statements) were as follows:

	Production	Office	Developing Markets	SOHO	Other(1)	Total

For the Six Months Ended June 30, 2002 (Restated—See Note 13)
Revenues from external customers	$2,688	$3,218	$910	$121	$873	$7,810
Intercompany revenues	—	75	—	5	(80)	—

Total segment revenues	$2,688	$3,293	$910	$126	$793	$7,810

Segment profit (loss)	$230	$229	$2	$42	$(176)	$327

For the Six Months Ended June 30, 2001 (Restated—See Notes 2 and 13)
Revenues from external customers	$2,933	$3,465	$1,016	$216	$944	$8,574
Intercompany revenues	—	8	—	3	(11)	—

Total segment revenues	$2,933	$3,473	$1,016	$219	$933	$8,574

Segment profit (loss)	$213	$145	$(65)	$(163)	$(60)	$70

(1)	Other segment profit (loss) includes $72 of a capitalized software write-off reflecting our decision to abandon an internal customer service software development program.

The following is a reconciliation of operating segment profit (loss) to Consolidated pre-tax income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002 Restated Note 13	2001 Restated Notes 2 and 13	2002 Restated Note 13	2001 Restated Notes 2 and 13

Total operating segment profit	$229	$70	$327	$70
Unallocated items:
Restructuring and impairment charges	(53)	(295)	(199)	(424)
Restructuring related inventory write-down charges	—	(24)	(2)	(24)
Gains on sales of businesses	—	—	—	769
Gain on early extinguishment of debt	—	28	—	56
Allocated item:
Equity in net income of unconsolidated affiliates	(15)	(31)	(26)	(34)

Pre-tax income (loss)	$161	$(252)	$100	$413

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

During the first half of 2002, we completed additional asset sales to transfer our office product manufacturing operations to Flextronics. We completed the sale of our plants in Venray, The Netherlands and Resende, Brazil for approximately $53 plus the assumption of certain liabilities subject to certain closing adjustments. The approximately 1,600 current Xerox employees in these operations transferred to Flextronics. By the end of the third quarter 2002, we anticipate all production at our printed circuit board factory in El Segundo, California, and our customer replaceable unit plant in Utica, New York will be transitioned to Flextronics.

In the first quarter of 2002, we sold common stock of Prudential Insurance Company, associated with that company’s demutualization. In connection with this sale we recognized a gain of $19 which is included in Other Expenses, net, in the accompanying Condensed Consolidated Statement of Income.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

10.    Debt and Vendor Financing:

New Credit Facility

On June 21, 2002, we entered into an Amended and Restated Credit Agreement with a group of lenders (“New Credit Facility”), which replaced our $7 billion credit facility which had a stated maturity date of October 2002 (“Old Revolver”). In connection with entering into the New Credit Facility we made a partial pay down on the Old Revolver of $2.8 billion and agreed to make an additional payment of $700 by not later than September 15, 2002. Accordingly, as of June 30, 2002, $4.2 billion was outstanding under the New Credit Facility, including three tranches of term debt and a $1.5 billion revolving tranche that may be repaid and re-borrowed. Within the revolving tranche is a $200 letter of credit facility. Two of the three tranches of term debt (“Tranche A” and “Tranche C”) and the revolving tranche bear an initial rate of interest of LIBOR plus 4.5 percent per year and the third tranche of term debt (“Tranche B”) bears initial interest at a rate of LIBOR plus a spread that varies between 4.0 percent and 4.5 percent per year, in all cases subject to adjustment for changes in, primarily, LIBOR. In addition, the interest spread on the Tranche B loan, initially in the principal amount of $500, is subject to adjustment based upon the amount secured. We are required to make scheduled payments of $202.5 on each of March 31, 2003 and September 30, 2003, and $302.5 on each of March 31, 2004 and September 30, 2004. In addition, specified percentages of any net proceeds we receive from capital market debt issuances, equity issuances or asset sales during the term of the New Credit Facility must be used to reduce the amounts outstanding under the New Credit Facility, and in all cases any such amounts will first be applied to reduce the Tranche C loan. Once the Tranche C loan has been repaid, or to the extent that such proceeds exceed the outstanding Tranche C loan, any such prepayments arising from debt and equity proceeds will first permanently reduce the Tranche A loans, and any amount remaining thereafter will be proportionally allocated to repay the then-outstanding balances of the revolving loans and the Tranche B loans and to reduce the revolving commitment accordingly. Any such prepayments arising from asset sale proceeds will first be proportionally allocated to permanently reduce any outstanding Tranche A loans and Tranche B loans, and any amounts remaining thereafter will be used to repay the revolving loans and to reduce the revolving commitment accordingly (except that the revolving loan commitment cannot be reduced below $1 billion as a result of such prepayments). The final stated maturity of the New Credit Facility is April 30, 2005. In connection with the New Credit Facility, we incurred fees and other expenses of approximately $125 which will be capitalized and amortized over its term on a basis consistent with the scheduled repayments in relation to the total amount of the loan facility.

Trade Receivable Securitization

In May 2002, one of our credit rating agencies downgraded our credit status, which had the resultant effect of causing a termination event under our U.S. trade receivable securitization facility. The undivided interest sold under the U.S. trade receivable securitization facility amounted to $290 at December 31, 2001. The Canadian account receivable facility, which had undivided interests of $36 at December 31, 2001 was also impacted by a downgrade in debt in February 2002, which led to a similar event of default. As of August 8, 2002, we are currently in the process of renegotiating terms of the U.S. trade receivable securitization facility. We continue to sell receivables to the U.S. trade receivable securitization facility up to its limit of $290. Failure to successfully renegotiate this facility could result in the suspension of its revolving features, whereupon we would be unable to sell new accounts receivable into the facility. However, if that event occurs, there would not be any requirement for us to repurchase any of the undivided interests sold. The practical effect would be only that of timing, as the cash flows from the pooled receivables would first be used to pay the undivided interests, and we would then collect all remaining cash from the residual receivables in the pool. The Canadian accounts receivable facility was not renegotiated and the balance of the undivided interests of $36 at December 31, 2001 was fully repaid in the first quarter of 2002.

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

Senior Notes

In January 2002, we completed an unregistered offering in the U.S. ($600) and Europe (€225) of 9.75 percent senior notes due in 2009 and received net cash proceeds of $746, which included $559 and €209. The senior notes were issued at a 4.833 percent discount and will pay interest semiannually on January 15 and July 15. In March 2002, we filed a registration statement to exchange registered senior notes for these unregistered senior notes. This registration statement has not yet been declared effective. Fees incurred in connection with this offering of $16 have been capitalized as debt issue costs and will be amortized over the term of the notes.

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

Patti v. Xerox Corp. et al.:    On July 1, 2002, a class action complaint was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the Employee Retirement Income Security Act (“ERISA”). The named plaintiff, Thomas Patti, is a Xerox employee who alleges he is a participant in the Xerox Corporation Profit Sharing and Savings Plan (the “Plan”) who invested or maintained investments in the Xerox stock fund during the proposed class period, February 15, 1998—present. He seeks to represent a class of individuals similarly situated, which he claims exceeds 50,000 persons.

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

13.    Restatement for Correction of Interest Expense and Gain on Early Extinguishment of Debt

In December 2002, we discovered an error in the calculation of our interest expense related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 and an overstatement of gains on extinguishment of debt of $4 for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 ($27 pre-tax) and an increase in net loss of $23 ($37 pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after-tax effects for the three months ended June 30, 2002 and 2001, were $6 ($9 pre-tax) and $6 ($10 pre-tax), respectively and $11 ($17 pre-tax) and $11 ($19 pre-tax) for the six months ended June 30, 2002 and 2001, respectively.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

The following is a summary of the effects of the aforementioned adjustments on our consolidated financial statements:

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
Statements of Income:	Previously Reported	As Restated		Previously Reported(1)	As Restated
(in millions, except per share data)
Other expenses, net	$107	$116		$197	$214
Total Costs and Expenses	3,782	3,791		7,693	7,710
Pretax income	170	161		117	100
Income taxes (benefits)	67	64		47	41
Income (loss) before cumulative effect of change in accounting principle	93	87		47	36
Net (loss) income	93	87		(16)	(27)
Basic (loss) earnings per share before cumulative effect of change in accounting principle	$0.13	$0.12		$0.07	$0.05
Basic (loss) earnings per share	0.13	0.12		(0.02)	(0.04)
Diluted (loss) earnings per share before cumulative effect of change in accounting principle	0.12	0.11		0.07	0.05
Diluted (loss) earnings per share	0.12	0.11		(0.02)	(0.04)

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Previously Reported	As Restated		Previously Reported	As Restated
Other expenses, net	$144	$154	(2)	$202	$221	(2)
Total Costs and Expenses	4,525	4,535	(2)	8,142	8,161	(2)
Pretax income	(242)	(252	)(2)	432	413	(2)
Income taxes (benefits)	(120)	(124)		321	313
Net (loss) income	(101)	(107)		126	115
Basic (loss) earnings per share	$(0.14)	$(0.15)		$0.17	$0.15
Diluted (loss) earnings per share	(0.14)	(0.15)		0.15	0.14

	As of June 30, 2002			As of December 31, 2001
Balance Sheets:	Previously Reported	As Restated		Previously Reported	As Restated
Deferred taxes and other current assets	$1,488	1,422	(3)	$1,428	$1,428
Other long-term assets	5,203	5,223	(4)	5,085	5,041	(6)
Short term debt and current portion of long-term debt	3,904	3,892	(5)	6,637	6,637
Long-term debt	10,354	10,354		10,128	10,107	(5)
Common shareholders’ equity	2,008	1,911		1,031	1,797

(1)	Previously reported amounts include the recognition of $63 of goodwill impairment as the result of the second step of the transitional impairment test of SFAS No. 142 that was completed in the fourth quarter of 2002. The charge was required to be recorded as a cumulative effect of change in accounting principle as of January 1, 2002.

(2)	Restated amounts reflect an increase in interest expense of $8 and $17 for the three and six months ended June 30, 2001, respectively, and an overstatement of $2 on a gain on early extinguishment of debt for the three and six months ended June 30, 2001.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

(3)	Restated amount reflects a decrease of $66 related to the overvaluation of the combined fair value of interest rate swaps and the associated accrued interest receivable.

(4)	Restated amount reflects an increase of $21 related to the expected tax benefits recognized as a deferred tax asset.

(5)	Restated amount reflects a reduction in the remaining transition adjustment that had been incorrectly recorded as an increase to debt upon adoption of SFAS No. 133.

(6)	Restated amount reflects a decrease of $59 related to the overvaluation of the combined fair value of interest rate swaps and the associated accrued interest receivable. This amount is offset by the expected tax benefits of $15 recognized as a deferred tax asset.

XEROX CORPORATION

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 2

Restatement of Financial Statements

Restatement for Correction of Interest Expense and Gain on Early Extinguishment of Debt:    In December 2002, we discovered an error in the calculation of our interest expense, related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 million and an overstatement of gains on extinguishment of debt of $4 million for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 million ($27 million pre-tax) and an increase in net loss of $23 million ($37 million pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after-tax effects for the three months ended June 30, 2002 and 2001, were $6 million ($9 million pre-tax) and $6 million ($10 million pre-tax), respectively and $11 million ($17 million pre-tax) and $11 million ($19 million pre-tax) for the six months ended June 30, 2002 and 2001, respectively.

In December 2002, we finalized our transitional goodwill impairment testing as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) on January 1, 2002, and recorded an impairment charge of $63 million, that was recorded as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002. See Note 3 to the Condensed Consolidated Financial Statements for further discussion.

Restatement for Lease Revenue Recognition and Other Matters:    We have determined that certain of our accounting practices misapplied U.S. generally accepted accounting principles (GAAP). Accordingly, we have restated our financial statements for each of the four years ended December 31, 2000 and for the first three quarters of 2001, which were included in our Quarterly Reports on Form 10-Q as filed with the SEC. The restatement adjustments relate almost exclusively to the timing of revenue and expense recognition.

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

The effects of the restatement adjustments on revenue and pre-tax profit for the three months ended June 30, 2001 were to increase revenue by $146 million and decrease pre-tax loss by $211 million. During the three months ended June 30, 2002 we recognized approximately $210 million of revenue that had been restated from prior periods. In total, approximately $1.5 billion of revenue recognized in periods prior to June 30, 2002 has been reversed and is estimated to be recognized as follows: $390 million—second half of 2002, $570 million—2003 and $530 million—thereafter. However, prospective marketplace activity such as lease terminations and trades and currency movements will impact the realization of these amounts. Total future revenue will also be impacted by the application of our new bundled lease revenue allocation methodology and other accounting changes discussed in our 2001 Form 10-K Report.

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

Net Income (Loss)

Second quarter 2002 net income of $87 million, or 11 cents per diluted share, included after-tax restructuring charges of $41 million ($53 million pre-tax), and net after-tax losses from unhedged foreign currency exposures of $24 million ($33 million pre-tax). The second quarter 2001 net loss of $107 million, or 15 cents per diluted share, included after-tax restructuring charges of $222 million ($295 million pre-tax), net after-tax losses from unhedged foreign currency exposures of $10 million ($13 million pre-tax), after-tax goodwill amortization of $15 million ($16 million pre-tax) and an after-tax gain of $16 million ($28 million pre-tax) reflecting the early extinguishment of debt. The gain from debt extinguishment was previously classified as an extraordinary item; this classification has changed due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No.145 issued in April 2002 and discussed in the “Other expenses, net” section of this Management’s Discussion and Analysis.

Net loss for the six months ended June 30, 2002 was $27 million, or 3 cents per diluted share compared with net income of $115 million or 14 cents per diluted share for the same period in the prior year. Net income for the first half of 2002 included a goodwill impairment of $63 associated with the adoption of SFAS No. 142, after-tax restructuring charges of $142 million ($199 pre-tax), an after-tax charge of $44 million ($72 million pre-tax) for permanently impaired capitalized software and net after-tax losses from unhedged foreign currency exposures of $46 million ($57 million pre-tax). Net income for the six months ended June 30, 2001 included the following items: a $300 million after-tax gain ($769 pre-tax) on the sale of half our interest in Fuji Xerox, after-tax restructuring charges of $303 million ($424 million pre-tax), net after-tax gains from unhedged foreign currency exposures of $34 million ($51 million pre-tax), after-tax goodwill amortization of $31 million ($33 million pre-tax) and an after-tax gain of $34 million ($56 million pre-tax) reflecting the early extinguishment of debt.

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

Other expenses, net for the three and six months ended June 30, 2002 and 2001 were as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Non-financing interest expense	$69	$149	$158	$313
Currency losses (gains), net	33	13	57	(51)
Amortization of goodwill (2001 only) and intangible assets	9	22	19	45
Interest income	(22)	(23)	(43)	(47)
Gain on early extinguishment of debt	—	(28)	—	(56)
SEC Civil Penalty	—	—	10	—
Losses (gains) on sale of businesses and assets	12	5	(7)	6
All other, net	15	16	20	11

Total	$116	$154	$214	$221

For the second quarter 2002, significantly lower non-financing interest expense reflected lower debt levels and reduced borrowing costs, as the terms of the higher interest rate new bank facility were only effective for a few days of the quarter. In addition, the second quarter of 2002 includes $22 million of mark-to-market gains related to interest rate swaps compared to $4 million in the second quarter of 2001. Non-financing interest expense was $158 million in the 2002 first half compared to $313 million in the same period of the prior year due to lower 2002 debt levels and reduced borrowing costs. The proportion of our debt that is subject to variable rates has increased significantly from 2001 which, coupled with the significant reduction in market interest rates has resulted in a significant reduction in interest expense as compared to prior year periods. However, the increased variable rate debt leaves us exposed to higher interest expense if interest rates rise.

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

Effective April 1, 2002 we adopted the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Accordingly, we have reclassified the extraordinary gain on extinguishment of debt, which was previously reported in the Consolidated Statements of Income as an extraordinary item to Other expenses, net. The effect of this reclassification was a decrease in Other expenses, net of $28 and $56 (as restated, see Note 13 to the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2001).

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

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities’ Interests in Earnings of Subsidiaries

The following table summarizes our consolidated Income taxes (benefits) and the related effective tax rate for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Pre-tax income (loss)	$161	$(252)	$100	$413
Income taxes (benefits)	64	(124)	41	313
Effective tax rate	39.8%	49.2%	41.0%	75.8%

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

XEROX CORPORATION

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Operating segment profit (loss) and margins were as follows (in millions):

	Operating Segment Profit (Loss)
	2001					2002		Segment Margin
	First Quarter*	Second Quarter*	Third Quarter	Fourth Quarter	Full Year	First Quarter*	Second Quarter*	Second Quarter 2002	Second Quarter 2001
Production	$112	$101	$73	$180	$466	$105	$125	9.1%	6.8%
Office	47	98	63	157	365	91	138	8.3%	5.7%
DMO	(70)	5	(12)	(48)	(125)	(5)	7	1.5%	1.0%
SOHO	(79)	(84)	(54)	22	(195)	27	15	26.8%	(87.5%)
Other	(10)	(50)	(109)	26	(143)	(120)	(56)	(13.7%)	(10.9%)

Total	$—	$70	$(39)	$337	$368	$98	$229	5.8%	1.6%

*	See reconciliation to total Company pre-tax profit (loss) for the three and six months ended June 30, 2002 and 2001 included in Note 8 to the condensed consolidated financial statements.

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

XEROX CORPORATION

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Capital Resources and Liquidity

Liquidity, Financial Flexibility and Funding Plans:

Historically, our primary sources of funding have been cash flows from operations, borrowings under our commercial paper and term funding programs, and securitizations of accounts and finance receivables. We used these funds to finance customers’ purchases of our equipment and for working capital requirements, capital expenditures and business acquisitions. Our operations and liquidity began to be negatively impacted in 2000 by Xerox-specific business challenges, which have been discussed in the Notes to the Consolidated Financial Statements included in our 2001 Form 10-K (“2001 Form 10-K Report”), as amended. These challenges were exacerbated by significant competitive and industry changes, adverse economic conditions, and significant technology and acquisition spending. Together, these challenges and conditions negatively impacted our cash availability and created marketplace concerns regarding our liquidity, which led to credit rating downgrades and restricted our access to capital markets.

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

During 2000, 2001, and 2002, these rating downgrades, together with the recently concluded review by the SEC, adversely affected our liquidity and financial flexibility, as follows:

•	Since October 2000, uncommitted bank lines of credit and the unsecured public capital markets have been largely unavailable to us.

•	On December 1, 2000, Moody’s reduced its rating of our senior debt to below investment grade, significantly constraining our ability to enter into new foreign-currency and interest rate derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding derivative agreements for $108 million.

•	In the fourth quarter 2000, as a result of our lack of access to unsecured bank and public credit sources, we drew down the entire $7.0 billion available to us under our Revolving Credit Agreement (the “Old Revolver”), primarily to maintain financial flexibility and pay down debt obligations as they came due.

•	On October 23, 2001, Standard & Poors (S&P) reduced its rating of our senior debt to below investment grade, further constraining our ability to enter into new derivative agreements, and requiring us to immediately repurchase certain of our then-outstanding out-of-the-money interest-rate and cross-currency interest-rate derivative agreements for a total of $148 million.

•	To minimize the resulting interest and currency exposures from these events, we have subsequently restored some derivative trading, with several counterparties, on a limited basis. However, virtually all such new arrangements either require us to post cash collateral against all out-of-the-money positions, or else have very short terms (e.g., as short as one week). Both of these types of arrangements potentially use more cash than standard derivative arrangements would otherwise require.

•	On May 1, 2002, Moody’s further reduced its rating of our senior debt, requiring us to post additional collateral against certain derivative agreements currently in place. This downgrade also constituted a termination event under our existing $290 million U.S. trade receivable securitization facility, which we are currently renegotiating with the counterparty, as described more fully below.

•	On June 11 and 21, 2002, S&P lowered and affirmed its rating of our senior unsecured and senior secured debt, which to date has not had any incremental adverse effects on our liquidity.

XEROX CORPORATION

Management’s Discussion and Analysis of Results of Operations and Financial Condition

As of August 8, 2002, our senior and short-term debt ratings and outlooks were as follows:

	Senior Debt Rating	Short Term Debt Rating	Outlook
Moody’s	B1	Not Prime	Negative
S&P*	BB–/B+*	B*	Negative*
Fitch	BB–	B	Negative

*	Effective June 11, 2002, S&P lowered our Corporate credit rating, and downgraded our senior debt, to BB– and maintained us on CreditWatch with Negative implications. Upon receipt of commitments from the banks who are party to our New Credit Facility, S&P affirmed our Corporate credit and senior secured debt ratings at BB– with a Negative Outlook, and downgraded our senior unsecured debt to B+.

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

With respect to operational and liquidity improvements, we have announced major initiatives with GE Capital and other vendor financing partners, and we have completed several transactions, including (1) implementation of third-party vendor financing programs in the Netherlands, the Nordic countries, Brazil, Mexico and Italy and (2) monetizations of portions of our existing finance receivables portfolios. We have several other similar transactions currently being negotiated, and we continue to actively pursue alternative forms of financing. These initiatives, when completed, are expected to significantly improve our liquidity going forward.

In connection with general financing initiatives:

•	During 2001, we retired $374 million of long-term debt through the exchange of 41.1 million shares of our common stock, which increased our net worth by $349 million.

•	In November 2001, we sold $1,035 million of Convertible Trust Preferred Securities, and placed $229 million of the proceeds in escrow to fund the first three-years’ distribution requirements. Total proceeds, net of escrowed funds and transaction costs, were $775 million.

•	In January 2002, we sold $600 million of 9 3/4 percent Senior Notes and (€)225 million of 9 3/4 percent Senior Notes, for cash proceeds totaling $746 million, which is net of fees and original-issue discount. These notes mature on January 15, 2009, and contain several affirmative and negative covenants which are similar to those in the New Credit Facility. Taken as a whole, the Senior Notes covenants are less restrictive than the covenants contained in the New Credit Facility. In addition, our Senior Notes do not contain any financial maintenance covenants or scheduled amortization payments. The Senior Notes covenants (1) restrict certain transactions, including new borrowings, investments and the payment of dividends, unless we meet certain financial measurements and ratios, as defined, and (2) restrict our use of proceeds from certain other transactions including asset sales. In connection with the June 21, 2002 closing of the New Credit Facility, substantially all of our U.S. subsidiaries guaranteed these notes. In order to reduce the immediate cost of this borrowing, we entered into derivative agreements to swap the cash interest obligations under the dollar portion of these notes to LIBOR plus 4.44 percent. We will be required to collateralize any out-of-the-money positions on these swaps.

•	In July 2002, we retired $32 million of long-term debt through the exchange of 4 million shares of our common stock, which increased our net worth by a nominal amount.

In connection with vendor financing and related initiatives:

•	In 2001, we received $885 million in financing from GE Capital, secured by portions of our finance receivable portfolios in the United Kingdom, and in May 2002, we received an additional loan from GE Capital of $106 million secured by portions of our finance receivable portfolio in the U.K. At June 30, 2002, the remaining balances of these loans totaled $438 million.

•	In the second quarter 2001, we sold our leasing businesses in four Nordic countries to Resonia Leasing AB for $352 million in cash plus retained interests in certain finance receivables for total proceeds of approximately $370 million. These sales are part of an agreement under which Resonia will provide on-going, exclusive equipment financing to our customers in those countries.

•	In July 2001, we transferred U.S. lease contracts to a trust, which in turn sold $513 million of floating-rate asset-backed notes. We received cash proceeds of $480 million, net of $3 million of fees, plus a retained interest of $30 million, which we will receive when the notes are repaid, which we expect to occur in August 2003. The transaction was accounted for as a secured borrowing. At June 30, 2002, the remaining debt totaled $261 million.

•	In September 2001, we announced a U.S. Framework Agreement (the “USFA”) with GE Capital’s Vendor Financial Services group, under which GE Capital will become the primary equipment-financing provider for our U.S. customers. We expect funding under the USFA to be in place in 2002 upon completion of systems and process modifications and development.

XEROX CORPORATION

Management’s Discussion and Analysis of Results of Operations and Financial Condition

•	In November 2001, we entered into an agreement with GE Capital which provides for a series of loans, secured by certain of our finance receivables in the United States, up to an aggregate of $2.6 billion, provided that certain conditions are met at the time the loans are funded. These conditions, all of which we currently meet, include maintaining a specified minimum debt rating with respect to our senior debt. In the fourth quarter of 2001, we received two secured loans from GE Capital totaling $1,175 million. Cash proceeds of $1,053 million were net of $115 million of escrow requirements and $7 million of fees. In March 2002, we received our third secured loan from GE Capital totaling $266 million. Cash proceeds of $229 million were net of $35 million of escrow requirements and $2 million of fees. In May 2002, we received our fourth secured loan from GE Capital, totaling $499 million. Cash proceeds of $496 million were net of $3 million of fees. At June 30, 2002, the remaining balances of these loans totaled $1,669 million.

•	In November 2001, we announced a Canadian Framework Agreement (the “CFA”) with the Canadian division of GE Capital’s Vendor Financial Services group, similar to the agreement in the U.S., under which GE Capital will become the primary equipment—financing provider for our Canadian customers. We expect the CFA to be completed in 2002. In February 2002 we received a $291 million loan from GE Capital, secured by certain of our finance receivables in Canada. Cash proceeds of $281 million were net of $8 million of escrow requirements and $2 million of fees. At June 30, 2002, the remaining balance of this loan was $266 million.

•	In the first quarter 2002, we formed a joint venture with De Lage Landen International BV (DLL) which manages equipment financing, billing and collections for our customers’ equipment orders in the Netherlands. This joint venture began funding in the first quarter of 2002. DLL owns 51 percent of the venture and provides the funding to support new customer leases, and we own the remaining 49 percent of this unconsolidated venture.

•	In December 2001, we announced European framework agreements with GE Capital’s European Equipment Finance group, under which GE Capital will become the primary equipment—financing provider for our customers in France and Germany. We expect these agreements to be completed in 2002.

•	In March 2002, we signed agreements with third parties in Brazil and Mexico under which those third parties will be our primary equipment financing provider in those countries. Funding under both of these arrangements commenced in the second quarter of 2002.

•	In April 2002, we sold our leasing business in Italy to a third party for $200 million in cash plus the assumption of $20 million of debt. This sale is part of an agreement under which the third-party will provide on-going, exclusive equipment financing to our customers in Italy.

•	In May 2002, we received a $77 million loan from GE Capital, secured by certain of our finance receivables in Germany. Cash proceeds of $65 million were net of $12 million of escrow requirements. At June 30, 2002, the remaining balance of this loan was $68 million.

Cash and Debt Positions:

The following represents our aggregate debt maturity schedules by quarter for the remainder of 2002 and all of 2003 (in billions):

	2002	2003
First Quarter		$0.6
Second Quarter		1.2
Third Quarter	$1.1	0.5
Fourth Quarter	1.0	1.4

Full Year	$2.1	$3.7

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

XEROX CORPORATION

Management’s Discussion and Analysis of Results of Operations and Financial Condition

In summary, at June 30, 2002, amounts owed by these receivable-related SPEs to their investors totaled $2,568 million, of which $294 million represented transactions we treated as asset sales, and the remaining $2,274 million is reported as Debt in our Condensed Consolidated Balance Sheet. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 6 to the Consolidated Financial Statements of our 2001 Form 10-K Report. We also utilized SPEs in our Trust Preferred Securities transactions. Refer to Note 17 to the Consolidated Financial Statements in our 2001 Form 10-K Report for a detailed description of these transactions.

Secured Debt—Summary:

The following table summarizes our secured and unsecured debt as of June 30, 2002 (in millions):

	June 30, 2002
New Credit Facility—debt secured under the 20% net worth limitation	$925	(1)
New Credit Facility—debt secured outside the 20% limitation	905
New Credit Facility—unsecured	2,370	(1)
Debt secured by finance receivables	2,780	(2)
Capital leases	25
Debt secured by other assets	47
Senior Notes	790
Subordinated debt	602
Other Debt	5,802

Total Debt	$14,246

(1)	The amount of New Credit Facility debt secured under the 20% Consolidated Net Worth limitation represents an estimate based on Consolidated Net Worth at June 30, 2002 and an estimate of the amount of other debt, as defined, secured under the 20% limitation. Any change to the amount indicated would correspondingly change the amount of the unsecured portion of the New Credit Facility.

(2)	Of this amount, $2,274 is secured by assets owned by SPEs.

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

At June 30, 2002 and 2001, cash and cash equivalents on hand totaled $1,891 million and $2,176 million, respectively, and total debt was $14,246 million and $16,550 million, respectively. Total debt net of cash (Net Debt) decreased by $399 million in the first half of 2002 from December 31, 2001 and decreased by $2,513 million in the first half of 2001 from December 31, 2000. The consolidated ratio of total debt to common and preferred equity was 6.1:1 and 7.0:1 as of June 30, 2002, and 2001, respectively. The decrease in this ratio in 2002 reflects the partial paydown of the Old Revolver in June 2002, offset partially by net losses and incremental borrowings during that twelve-month period, the proceeds of which were used to accumulate cash rather than being used to repay other debt.

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

Historically, we separately managed the capital structures of our non-financing operations and our captive financing operations. Consistent with our continuing efforts to exit the customer equipment financing business, we now use EBITDA and operating cash flow to measure our liquidity, and we no longer distinguish between financing and non-financing operations in our liquidity management processes. We define EBITDA as earnings, excluding Finance income and before interest expense, income taxes, depreciation, amortization, minorities’ interests, equity in income of unconsolidated affiliates, and non–recurring and non-operating items. We believe that EBITDA provides investors and analysts with a useful measure of liquidity generated from recurring operations. EBITDA is not intended to represent an alternative to either operating income or cash flows from operating activities (as those terms are defined in GAAP). While EBITDA is frequently used to analyze companies, the definition of EBITDA that we employ, as presented herein, may be different than definitions of EBITDA used by other companies.

XEROX CORPORATION

Management’s Discussion and Analysis of Results of Operations and Financial Condition

EBITDA and the related cash flows presentation for the six months ended June 30, 2002 and 2001 (in millions):

	2002	2001 Restated
Non-financing revenues	$7,296	$7,996
Non-financing cost of sales	4,355	5,153

Non-financing gross profit	2,941	2,843
Research and development expenses	(470)	(508)
Selling, administrative and general expenses	(2,279)	(2,369)
Depreciation and amortization expense, excluding goodwill and intangibles	540	635

EBITDA	732	601
Working capital and other changes	(79)	217
Increase in on-lease equipment	(91)	(181)
Cost of additions to land, buildings and equipment	(71)	(121)
Cash payments for restructurings	(183)	(264)
Interest payments	(334)	(606)
Equipment financing	1,013	702
Debt repayments, net	(2,949)	(1,419)
Dividends and other non-operating items	(45)	(138)
Proceeds from divestitures	(92)**	1,635

Net (decrease) increase in cash and cash equivalents	$(2,099)	$426

**	Amount includes the tax payments associated with the Fuji Xerox sale explained below. Such amount is included in operating activities in our GAAP Condensed Consolidated Statement of Cash Flows.

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

PART II—OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibit 3(a)(1)—Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on October 29, 1996.

Incorporated by reference to Exhibit 3(a)(1) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996.

Exhibit 3 (b)—By-Laws of Registrant, as amended through January 1, 2001.

Incorporated by reference to Exhibit 3 (b) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2001.

Exhibit 4 (h)(7)—Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the Guarantors named therein and Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as Trustee, to the Indenture dated as of January 17, 2002 among Registrant and Wells Fargo, as trustee, as supplemented by the First Supplemental Indenture, dated as of June 21, 2002 between Registrant, the Guarantors named therein and Wells Fargo, as trustee, relating to Registrant’s 9¾% Senior Notes due 2009 (denominated in U.S. Dollars).*

Exhibit 4 (h)(8)—Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the Guarantors named therein and Wells Fargo, as Trustee, to the Indenture dated as of January 17, 2002 among Registrant and Wells Fargo, as trustee, as supplemented by the First Supplemental Indenture, dated as of June 21, 2002 between Registrant, the Guarantors named therein and Wells Fargo, as trustee, relating to Registrant’s 9¾% Senior Notes due 2009 (denominated in Euros).*

Exhibit 10 (u)—Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant.*

Exhibit 11—Computation of Earnings (Loss) per Common Share.

Exhibit 99.1—Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Current reports on Form 8-K dated April 1, 2002, April 18, 2002, April 24, 2002, May 10, 2002 and May 28, 2002 reporting Item 5 “Other Events” and dated April 11, 2002 and June 21, 2002 reporting Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits” were filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION
(Registrant)

Date: March 27, 2003	By:	/s/ GARY R. KABURECK
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