Form 10-Q/A
period 2002-09-30
XEROX CORP
filed 2003-03-27
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

PURPOSE OF AMENDMENT

The principal purpose for this Amendment No. 2 to Xerox Corporation’s Quarterly Report on Form 10-Q is to restate interest expense during the three and nine months ended September 30, 2002 and 2001 to correct an error in the calculation of interest expense related to a debt instrument and associated interest swap agreements, as announced in a Current Report on Form 8-K on December 20, 2002. The reissuance of these financial statements requires that we revise our financial statements to reflect the effects of the transitional goodwill impairment testing as a result of adopting Statements of Financial Accounting Standards No. 142 on January 1, 2002.

Accordingly, this Amendment No. 2 reflects solely the financial information and disclosures related to:

(1)	The restatement of interest expense during the three and nine months ended September 30, 2002 and 2001, and

(2)	the effects of the transitional goodwill impairment testing as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) on January 1, 2002.

All other financial information and disclosures remain unchanged.

References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

In December 2002, we discovered an error in the calculation of our interest expense, related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 million and an overstatement of gains on extinguishment of debt of $4 million for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 million ($27 million pre-tax) and and increase in net loss of $23 million ($37 million pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related effects for the three months ended September 30, 2002 and 2001, were $6 million ($10 million pre-tax) and $5 million ($8 million pre-tax), respectively and $17 million ($27 million pre-tax) and $16 million ($27 million pre-tax) for the nine months ended September 30, 2002 and 2001, respectively.

During 2002, we adopted SFAS No. 142 and their application is required to be reflected in financial statements that are reissued in periods after which such financial accounting standard was adopted. Accordingly, we must reflect this application in this amendment. During the fourth quarter of 2002, we finalized our goodwill impairment testing and recorded an impairment charge of $63 million that was required to be recorded as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002.

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

Customer Financing Activities—Prior to 2002, we financed approximately 80 percent of our equipment sales. To fund these arrangements, we accessed the credit markets and used cash generated from operations. In 2001, we announced several Framework Agreements with General Electric (“GE”), under which GE would become our primary equipment-financing provider in the U.S., Canada, Germany and France. In connection therewith, in October 2002, we completed an eight-year agreement in the U.S. (the “New U.S. Vendor Financing Agreement”), effective immediately, under which GE Vendor Financial Services became the primary equipment financing provider in the U.S., through monthly securitizations of our new lease originations. In addition to the $2.5 billion funded by GE prior to this transaction, which is secured by portions of our current lease receivables in the U.S., the New U.S. Vendor Financing Agreement calls for GE to provide funding in the U.S., through 2010, of up to $5 billion, outstanding during any time, subject to normal customer acceptance criteria. The New U.S. Vendor Financing Agreement also includes opportunities to increase financing levels over time, based on our revenue growth. We are currently negotiating all of the other GE transactions contemplated under the respective Framework Agreements.

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

Liquidity—The adequacy of our continuing liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales, including sales or securitizations of our receivables portfolios. We believe our liquidity (including operating and other cash flows we will generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward is highly dependent on achieving our expected operating results, including capturing the benefits from restructuring activities, and continuing to complete announced vendor financing and other initiatives that are discussed in this Quarterly Report on  Form 10-Q/A. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, modifying current restructuring plans, reducing discretionary spending, selling additional assets and if necessary, restructuring existing debt.

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

PART I—FINANCIAL INFORMATION

Item 1

Xerox Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per-share data)	2002 Restated Note 15	2001 Restated Notes 2 and 15	2002 Restated Note 15	2001 Restated Notes 2 and 15
Revenues
Sales	$1,593	$1,708	$4,838	$5,431
Service, outsourcing and rentals	1,953	2,071	6,004	6,344
Finance income	247	273	761	851

Total Revenues	3,793	4,052	11,603	12,626

Costs and Expenses
Cost of sales	1,013	1,239	3,036	3,917
Cost of service, outsourcing and rentals	1,079	1,183	3,411	3,658
Equipment financing interest	107	107	300	362
Research and development expenses	229	257	699	765
Selling, administrative and general expenses	1,023	1,175	3,302	3,544
Restructuring and asset impairment charges	63	63	262	487
Gain on sale of half of interest in Fuji Xerox	—	—	—	(769)
Other expenses, net	103	133	317	354

Total Costs and Expenses	3,617	4,157	11,327	12,318

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	176	(105)	276	308
Income taxes (benefits)	77	(45)	118	268

Income (Loss) before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	99	(60)	158	40
Equity in net income of unconsolidated affiliates	17	—	43	34
Minorities’ interests in earnings of subsidiaries	(17)	(9)	(66)	(26)

Income (Loss) before Cumulative Effect of Change in Accounting Principle	99	(69)	135	48
Cumulative effect of change in accounting principle	—	—	(63)	(2)

Net Income (Loss)	$99	$(69)	$72	$46

Less: Preferred stock dividends	(63)	—	(63)	(12)

Net Income (Loss) available to common shareholders	$36	$(69)	$9	$34

Basic Earnings (Loss) per Share:
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$0.05	$(0.10)	$0.10	$0.05
Cumulative effect of change in accounting principle, net	—	—	(0.09)	—

Net Earnings (Loss) per Share	$0.05	$(0.10)	$0.01	$0.05

Diluted Earnings (Loss) per Share
Income (Loss) before Cumulative Effect of Change in Accounting Principle	$0.04	$(0.10)	$0.09	$0.05
Cumulative effect of change in accounting principle, net	—	—	(0.08)	—

Net Earnings (Loss) per Share	$0.04	$(0.10)	$0.01	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data in thousands)	September 30, 2002 Restated Note 15	December 31, 2001 Restated Note 15
Assets
Cash and cash equivalents	$2,281	$3,990
Accounts receivable, net	1,822	1,896
Billed portion of finance receivables, net	544	584
Finance receivables, net	3,160	3,338
Inventories	1,207	1,364
Deferred taxes and other current assets	1,368	1,428

Total Current Assets	10,382	12,600

Finance receivables due after one year, net	5,176	5,756
Equipment on operating leases, net	506	804
Land, buildings and equipment, net	1,773	1,999
Goodwill	1,524	1,445
Other long-term assets	4,999	5,041

Total Assets	$24,360	$27,645

Liabilities and Equity
Short-term debt and current portion of long-term debt	$3,507	$6,637
Accounts payable	716	704
Other current liabilities	2,267	2,646

Total Current Liabilities	6,490	9,987
Long-term debt	10,470	10,107
Other long-term liabilities	3,299	3,524

Total Liabilities	20,259	23,618

Minorities’ interests in equity of subsidiaries	68	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	1,698	1,687
Preferred stock	559	605
Deferred ESOP benefits	(135)	(135)
Common shareholders’ equity	1,911	1,797

Total Liabilities and Equity	$24,360	$27,645

Shares of common stock issued and outstanding	734,070	722,314

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002 Restated Note 15	2001 Restated Notes 2 and 15	2002 Restated Note 15	2001 Restated Notes 2 and 15
Cash Flows from Operating Activities
Net Income (Loss)	$99	$(69)	$72	$46
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	213	317	772	997
Impairment of goodwill	—	—	63	—
Provisions for receivables and inventory	118	186	375	574
Restructuring and asset impairment charges	63	63	262	487
Cash payments for restructurings	(93)	(101)	(276)	(365)
Gain on sales of businesses and assets, net	(14)	—	(20)	(759)
(Increase) decrease in inventories	(17)	(9)	64	118
Increase in on-lease equipment	(7)	(50)	(98)	(231)
Decrease in finance receivables	188	194	656	222
Decrease (increase) in billed portion of finance and accounts receivable	91	(74)	(11)	(1)
Net change in current and long-term deferred income taxes	56	(110)	(269)	230
Increase (decrease) in other current and long-term liabilities	13	32	(175)	(26)
All other operating changes, net	(99)	(145)	(173)	(325)

Net cash provided by operating activities	611	234	1,242	967

Cash Flows from Investing Activities
Cost of additions to land, buildings and equipment	(38)	(38)	(109)	(159)
Proceeds from sales of businesses and assets	67	—	340	1,635
All other investing activities, net	17	(40)	(10)	(296)

Net cash provided by (used in) investing activities	46	(78)	221	1,180

Cash Flows from Financing Activities
Cash proceeds from new secured financings	846	480	2,024	915
Debt repayments on secured financings	(445)	(247)	(1,249)	(752)
Other changes in debt, net	(690)	(199)	(4,013)	(1,548)
All other financing activities, net	(2)	—	2	(95)

Net cash (used in) provided by financing activities	(291)	34	(3,236)	(1,480)

Effect of exchange rate changes on cash and cash equivalents	24	59	64	8

Increase (decrease) in cash and cash equivalents	390	249	(1,709)	675
Cash and cash equivalents at beginning of period	1,891	2,176	3,990	1,750

Cash and cash equivalents at end of period	$2,281	$2,425	$2,281	$2,425

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

The unaudited condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2001 have been restated (See Notes 2 and 15 to these Condensed Consolidated Financial Statements). All related dollar and per share amounts have been adjusted throughout the notes to the condensed consolidated financial statements. For convenience, references to “Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of a Change in Accounting Principle” are referred to as “pre-tax income (loss).”

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

On April 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). The applicable portion of this Statement rescinds Statement of Financial Accounting Standards No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item, net of related income tax effect. Accordingly, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented and that does not meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item, was reclassified. As a result of adopting SFAS No. 145, all the extraordinary gains on extinguishment of debt previously reported in the Condensed Consolidated Statements of Income during 2001 were reclassified to Other expenses, net. The effect of this reclassification in the accompanying Condensed Consolidated Statements of Income was a decrease to Other expenses, net of $57 (as restated, see Note 15) and an increase to income taxes of $23, from amounts previously reported, for the nine months ended September 30, 2001.

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

2. Restatements:

Restatement for Correction of Interest Expense and Gain on Early Extinguishment of Debt:

In December 2002, we discovered an error in the calculation of our interest expense, related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 and an overstatement of gains on extinguishment of debt of $4 for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 ($27 pre-tax) and an increase in net loss of $23 ($37 pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after-tax effects for the three months ended September 30, 2002 and 2001, were $6 ($10 pre-tax) and $5 ($8 pre-tax), respectively and $17 ($27 pre-tax) and $16 ($27 pre-tax) for the nine months ended September 30, 2002 and 2001, respectively.

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

Restructuring reserves:

During 2001 and 2000, we recorded restructuring charges associated with our decisions to exit certain activities of the business. Upon additional review we determined that certain adjustments made to the original charges were not in accordance with GAAP. The adjustments to increase pre-tax loss for the three and nine months ended September 30, 2001 by $24 and $57, respectively, consisted primarily of corrections to the timing of the release of reserves originally recorded under the March 2000 restructuring program.

Other adjustments:

In addition to the above items and in connection with our review of prior year’s financial records, we determined that other accounting errors were made with respect to the accounting for certain non-recurring transactions, the timing of recording and reversing certain liabilities and the timing of recording certain asset write-offs. We have restated our September 30, 2001 Condensed Consolidated Financial Statements for such items. These adjustments decreased pre-tax loss by $25 and $31 for the three and nine months ended September 30, 2001, respectively. There were also similar adjustments to increase revenue by $6 for the three months ended September 30, 2001 and to decrease revenue by $7 for the nine months ended September 30, 2001.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

The following table presents the effects of the aforementioned adjustments on total revenue:

Increase (decrease) to total revenue:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Revenue, previously reported	$3,902	$12,241

Application of SFAS No. 13:
Revenue allocations in bundled arrangements	26	76
Latin America—operating lease accounting	50	133
Other transactions not qualifying as sales-type leases	19	55
Sales of equipment subject to operating leases	48	148

Subtotal	143	412

Other revenue restatement adjustments:
Sales of receivables transactions	19	32
South Africa deconsolidation	(18)	(52)
Other revenue items, net	6	(7)

Subtotal	7	(27)

Increase in total revenue	150	385

Revenue, restated	$4,052	$12,626

The following table presents the effects of the aforementioned adjustments on pre-tax income (loss):

Increase (decrease) to pre-tax income (loss):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Pre-tax income (loss), previously reported(1)	$(247)	$(77)

Revenue restatement adjustments:
Revenue allocations in bundled arrangements	27	79
Latin America—operating lease accounting	79	243
Other transactions not qualifying as sales-type leases	12	51
Sales of equipment subject to operating leases	24	61
Sales of receivables transactions	9	7
South Africa deconsolidation	(3)	(7)
Other revenue items, net	1	3

Subtotal	149	437

Other restatement adjustments:
Purchase accounting reserves	—	1
Restructuring reserves	(24)	(57)
Other, net	25	31

Subtotal	1	(25)

Increase in pre-tax income (loss)	150	412
Correction of interest expense (Note 15)	(8)	(24)
Correction of gain on early extinguishment of debt (Note 15)	—	(2)

Pre-tax income (loss), restated	$(105)	$308

(1)	Amounts have been adjusted to reflect the reclassification of gains associated with extinguishments of debt from extraordinary items to pre-tax income (loss) required due to the adoption of SFAS No. 145. See Note 1 to these Condensed Consolidated Financial Statements for further discussion.

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

SFAS No. 142 also requires performance of annual and transitional impairment tests on goodwill using a two-step approach. The first step is to identify a potential impairment and the second step is to measure the amount of any impairment loss. The first step requires a comparison of the carrying value of reporting units, as defined, to the fair value of these units. The standard requires that if a reporting unit’s fair value is below its carrying value, a potential goodwill impairment exists and we would be required to complete the second step of the transitional impairment test to quantify the amount of the potential goodwill impairment charge. Based on the results of the first step of the transitional impairment test, we identified potential goodwill impairments in the reporting units included in our Developing Markets Operations (“DMO”) operating segment. We subsequently completed the second step of the transitional goodwill impairment test, which required us to estimate the implied fair value of goodwill for each DMO reporting unit by allocating the fair value of each reporting unit to all of the reporting unit’s assets and liabilities. The fair value of the reporting units giving rise to the transitional impairment loss was estimated using the present value of expected future cash flows. Because the carrying amount of each reporting unit’s assets and liabilities (excluding goodwill) exceeded the fair value of each reporting unit, we recorded a goodwill impairment charge of $63. This non-cash charge was recorded as a cumulative effect of change in accounting principle, in the accompanying Condensed Consolidated Statements of Income, as of January 1, 2002.

Net Income (Loss) for the three and nine months ended September 30, 2001, as adjusted for the exclusion of amortization expense, were as follows:

	Three Months Ended September 30, 2001 Restated Note 15	Nine Months Ended September 30, 2001 Restated Note 15
Reported Net Income (Loss)	$(69)	$46
Add: Amortization of goodwill, net of income taxes	15	46

Adjusted Net Income (Loss)	$(54)	$92

Basic and Diluted Earnings (Loss) per Share for the three and nine months ended September 30, 2001, as adjusted for the exclusion of amortization expense, were as follows:

	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
Three Months Ended September 30, 2001 (Restated—Note 15):
Reported Net Loss per Share	$(0.10)	$(0.10)
Add: Amortization of goodwill, net of income taxes	0.02	0.02

Adjusted Net Loss per Share	$(0.08)	$(0.08)

Nine Months Ended September 30, 2001 (Restated—Note 15):
Reported Net Income	$0.05	$0.05
Add: Amortization of goodwill, net of income taxes	0.06	0.06

Adjusted Net Income	$0.11	$0.11

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

The following table presents the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2002:

For the Nine Months Ended September 30, 2002:	Production	Office	DMO	Other	Total
Balance at January 1, 2002(1)	$605	$710	$70	$121	$1,506
Cumulative effect of change in accounting principle(2)	—	—	(63)	—	(63)
Foreign currency translation adjustment	57	39	(2)	—	94
Divestitures	(4)	—	(1)	—	(5)
Other	—	(5)	(4)	1	(8)

Balance at September 30, 2002	$658	$744	$—	$122	$1,524

(1)	Balance includes the reclassification of the acquired workforce intangible asset to goodwill of $61.
(2)	Represents the recognition of goodwill impairment as the result of the second step of the transitional impairment test of SFAS No. 142. The charge was recorded as a cumulative effect of change in accounting principle as of January 1, 2002.

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

Turnaround Program	Balance December 31, 2001	Reversals	Provision	Charges(1)	Balance September 30, 2002
Severance and related costs	$191	$(16)	$247	$(262)	$160
Lease cancellation and other costs	32	(1)	9	(20)	20

Total	$223	$(17)	$256	$(282)	$180

(1)	Includes the impact of currency translation adjustments of $8.

An asset impairment charge of $4 was also recorded during the nine months ended September 30, 2002 in connection with the Turnaround Program restructuring actions.

Each of the other remaining restructuring programs (i.e., SOHO Disengagement and March 2000 Restructuring) have been substantially completed. As of December 31, 2001, we had $23 of reserves remaining under the SOHO Disengagement Plan,

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

which were for severance and lease cancellation costs. Cash charges against the reserve in the nine months ended September 30, of 2002 were approximately $12. The remaining reserve balance under the SOHO Disengagement Plan at September 30, 2002 was $11. An asset impairment charge of $14 was also recorded in the nine month period ended September 30, 2002 to reflect a change in the estimated recoverability of the Ireland SOHO facility carrying value. We also provided an additional $5 in the nine month period ended September 30, 2002 to complete certain severance-related actions for the March 2000 Restructuring plan.

6.    Common Shareholders’ Equity:

Common shareholders’ equity consisted of:

	September 30, 2002 Restated Note 15	December 31, 2001 Restated Note 15
Common stock	$735	$724
Additional paid-in capital	1,977	1,898
Retained earnings (1)	1,017	1,008
Accumulated other comprehensive loss (2)	(1,818)	(1,833)

Total	$1,911	$$1,797

(1)	Includes a reduction for $67 ($63 net of tax) of preferred dividends which were declared in the quarter ended September 30, 2002. See Note 7 to these Condensed Consolidated Financial Statements.
(2)	Accumulated other comprehensive loss at September 30, 2002 is comprised of cumulative translation adjustments of $(1,731), minimum pension liability of $(82), unrealized losses on marketable securities of $(1), and net SFAS 133 items of $(4).

Comprehensive income (loss) consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Income (Loss)	$99	$(69)	$72	$46
Translation adjustments	(103)	30	27	(195)
Unrealized gains (losses) on marketable securities	—	1	—	(9)
Adjustment for minimum pension liability	10	1	(15)	—
Cash flow hedge adjustments	4	1	3	(18)

Comprehensive income (loss)	$10	$(36)	$87	$(176)

7.    Employee Stock Ownership Plan Benefits:

As previously disclosed in Note 14 to the Consolidated Financial Statements, included in our 2001 Form 10-K Report, we suspended the quarterly dividends on the Convertible Preferred stock (“Convertible Preferred”) effective July 1, 2001. The ESOP is required to be funded by a combination of dividends and compensation payments over the term of the plan for pre-determined amounts each period. The dividends do not affect our Condensed Consolidated Statements of Income, while compensation is recorded as expense in such statements. As a result of the suspension of dividends, we were required to increase our compensation contributions to the ESOP trust in order to meet the pre-determined amount of debt service obligations, as required under the terms of the plan. In addition, since the dividend requirement on the Convertible Preferred is cumulative, dividends continued to accumulate in arrears until dividends were reinstated. At September 30, 2002, the cumulative dividend amounted to $67, including $11 representing the third quarter 2002 dividend requirement. In September 2002, the payment of dividends was reinstated by our Board of Directors and $67 of Convertible Preferred dividends were declared. This resulted in a reversal of the previously accrued compensation expense of $67 and an increase in Net income of $63 million, which includes the tax benefits associated with preferred dividends on allocated shares. The tax benefits associated with unallocated shares of $4 were recorded directly into equity resulting in net preferred dividends of $63. This transaction had no effect on earnings per share, since the declared dividends are deducted in arriving at net income available to common shareholders.

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

8.    Interest Expense and Income:

Interest expense and interest income consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002 Restated Note 15	2001 Restated Notes 2 and 15	2002 Restated Note 15	2001 Restated Notes 2 and 15
Interest expense(1)	$199	$163	$550	$731
Interest income(2)	(268)	(297)	(825)	(922)

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

As disclosed in our 2001 Form 10-K, segment information has been adjusted to reflect a change in segment structure that was made in 2002.

Operating segment revenue and profit (loss) for the three months ended September 30, 2002 and 2001 were as follows:

For the Three Months Ended September 30, 2002 (Restated—Note 15):	Production	Office	DMO	SOHO	Other	Total
Revenues from external customers	$1,324	$1,588	$412	$58	$411	$3,793
Intercompany revenues	—	28	—	5	(33)	—

Total operating segment revenues	$1,324	$1,616	$412	$63	$378	$3,793

Operating segment profit (loss)	$142	$115	$21	$23	$(45)	$256

For the Three Months Ended September 30, 2001 (Restated—See Notes 2 and 15):
Revenues from external customers	$1,391	$1,636	$487	$109	$429	$4,052
Intercompany revenues	—	5	—	2	(7)	—

Total operating segment revenues	$1,391	$1,641	$487	$111	$422	$4,052

Operating segment profit (loss)	$73	$63	$(12)	$(54)	$(109)	$(39)

Operating segment revenue and profit (loss) for the nine months ended September 30, 2002 and 2001 were as follows:

For the Nine Months Ended September 30, 2002 (Restated—Note 15):	Production	Office	DMO	SOHO	Other	Total

Revenues from external customers	$4,012	$4,806	$1,322	$179	$1,284	$11,603
Intercompany revenues	—	103	—	10	(113)	—

Total operating segment revenues	$4,012	$4,909	$1,322	$189	$1,171	$11,603

Operating segment profit (loss)	$372	$344	$23	$65	$(221)	$583

For the Nine Months Ended September 30, 2001 (Restated—See Notes 2 and 15):
Revenues from external customers	$4,324	$5,101	$1,503	$325	$1,373	$12,626
Intercompany revenues	—	13	—	5	(18)	—

Total operating segment revenues	$4,324	$5,114	$1,503	$330	$1,355	$12,626

Operating segment profit (loss)	$286	$208	$(77)	$(217)	$(169)	$31

The following is a reconciliation of operating segment profit (loss) to consolidated pre-tax income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002 Restated Note 15	2001 Restated Notes 2 and 15	2002 Restated Note 15	2001 Restated Notes 2 and 15
Operating segment profit (loss)	$256	$(39)	$583	$31
Unallocated items:
Restructuring and asset impairment charges	(63)	(63)	(262)	(487)
Restructuring related inventory write-down charges	—	(5)	(2)	(29)
Gain on sales of businesses	—	—	—	769
Gain (Loss) on early extinguishment of debt	—	1	—	57
Other	—	1	—	1

Allocated Item:
Equity in net income of unconsolidated affiliates	(17)	—	(43)	(34)

Pre-tax income (loss)	$176	$(105)	$276	$308

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

11.    Debt and Vendor Financing:

Vendor Financing Initiatives:

In 2001, we announced several Framework Agreements with GE, under which GE will become our primary equipment-financing provider in the U.S., Canada, Germany and France. In connection therewith, in October 2002, we completed an eight-year agreement in the U.S. (the “New U.S. Vendor Financing Agreement”), effective immediately, under which GE Vendor Financial Services, a subsidiary of GE, became the primary equipment financing provider for our customers in the U.S., through monthly securitizations of our new lease originations. In addition to the $2.5 billion already funded by GE prior to this agreement, which is secured by portions of our current lease receivables in the U.S, the New U.S. Vendor Financing Agreement calls for GE to provide funding in the U.S. on new lease originations, of up to $5 billion, outstanding at anytime, during the eight year term, subject to normal customer acceptance criteria. The $5 billion limit may be increased up to $8 billion subject to agreement between the parties and contains mutually agreed renewal options for successive two-year periods.

Under this new agreement, it is anticipated that GE will initially securitize approximately 70 percent of new U.S. lease originations at over-collateralization rates, which vary over time, but are currently expected to be approximately 10 percent of the net receivables balance. The securitizations will be subject to interest rates calculated at each monthly loan occurrence at yield rates consistent with average rates for similar market based transactions. Consistent with the loans already received from GE, the funding received under this new agreement will be recorded as secured borrowings and the associated receivables will be included in our Condensed Consolidated Balance Sheets as Finance receivables, net. GE’s commitment to fund under this new agreement is not subject to any Xerox credit ratings. There are no credit rating defaults that could impair future funding under this agreement. This agreement does contain cross default provisions related to certain financial covenants contained in the New Credit Facility and other significant debt facilities.

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

Trade Receivable Securitization:

In May 2002, one of our credit rating agencies downgraded our credit rating status, which had the resultant effect of causing a termination event under our U.S. trade receivable securitization facility. The undivided interest sold under the U.S. trade receivable securitization facility amounted to $290 at December 31, 2001 and was accounted for as a sale of receivables. We continued to sell receivables into the U.S trade receivable securitization facility during 2002 pending renegotiation of the facility as a result of the termination event previously noted. In October 2002, the facility was terminated and no additional receivables were sold to the facility. As a result, in October the counter-party received $231 of collections from the pool of the then existing receivables within the facility, which represented their remaining undivided interest balance. No new receivables were purchased by the counterparty and we have no further obligations as such facility has been terminated.

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

U.S. Secured Borrowings:

In March 2002, we received financing totaling $266 from GE, secured by lease receivables in the U.S. Net fees of $2 have been capitalized as debt issue costs. In connection with these transactions, $35 of the $264 in proceeds was required to be held in escrow, as security for our supply and service obligations inherent in the transferred contracts.

In May 2002, we received additional financing totaling $499 from GE, secured by lease receivables in the U.S. Net fees of $3 have been capitalized as debt issue costs. Also, in May 2002, GE and we launched the Xerox Capital Services (“XCS”) venture. XCS manages our customer administration and leasing activities in the U.S., including various financing programs, credit approval, order processing, billing and collections.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

In August and September 2002, we received additional financing totaling $522 from GE, secured by lease receivables in the U.S. Cash proceeds of $519 were net of fees of $3.

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

Debt-for-Equity Exchange:

In July 2002, we exchanged $31 of long-term debt through the exchange of 4 million shares of common stock. A gain of $1 was recorded in connection with this transaction.

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

Carlson v. Xerox Corporation, et al.:

A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. The defendants’ motion to dismiss the second consolidated amended complaint was denied, as moot. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of an expanded class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; the other alleging that the individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997—2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. The individual defendants and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Berger, et al. v. RIGP:

A class was certified in an action originally filed in the United States District Court for the Southern District of Illinois on July 25, 2000 against the Company’s Retirement Income Guarantee Plan (“RIGP”). The RIGP represents the primary U.S. pension plan for salaried employees. Plaintiffs bring this action on behalf of themselves and an alleged class of over 25,000 persons who

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

received lump sum distributions from RIGP after January 1, 1990. Plaintiffs assert violations of the ERISA, claiming that the lump sum distributions were improperly calculated. On July 3, 2001 the court granted the Plaintiffs’ motion for summary judgment, finding the lump sum calculations violated ERISA. Although the damages sought were not specified in the complaint, the Plaintiffs submitted papers in December 2001 claiming $284 in damages. On September 30, 2002, the court entered a final judgment on damages, stating it would adopt plaintiffs’ methodology for calculating such damages. RIGP denies any wrongdoing and, on October 9, 2002, filed its notice of appeal with respect to the District Court’s rulings on both liability and damages. We believe, based on advice of legal counsel, that it is probable that the judgment will be overturned. We cannot estimate the amount of loss that might result from this matter. Any final judgment after appeal would be paid from RIGP assets. However, such payment may require the Company to make additional contributions to RIGP in the future based on a potential shortfall in plan assets available to pay other plan liabilities.

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

Florida State Board of Administration, et al. v. Xerox Corporation, et al.:

A securities law action brought by four institutional investors, namely the Florida State Board of Administration, the Teachers’ Retirement System of Louisiana, Franklin Mutual Advisers and PPM America, Inc., is pending in the United States District Court for the District of Connecticut against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler and KPMG. The plaintiffs bring this action individually on their own behalves. In an amended complaint filed on October 3, 2002, one or more of the plaintiffs allege that each of the Company, the individual defendants and KPMG violated Sections 10(b) and 18 of the 1934 Act, SEC Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. §517.301, and the Louisiana Securities Act, R.S. 51:712(A). The plaintiffs further claim that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 1934 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s financial condition and accounting and reporting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants, at

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

various times from 1997 through 2000 they bought shares of the Company’s common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses in excess of $200. The plaintiffs further contend that the alleged fraudulent scheme prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997—2000 including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was false and misleading. The plaintiffs seek, among other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys’ and experts’ fees. The individual defendants and we deny any wrongdoing alleged in the complaint and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Lerner v. Allaire, et al.:

On June 6, 2002, a shareholder, Stanley Lerner, commenced a derivative action in the United States District Court for the District of Connecticut against Paul A. Allaire, William F. Buehler, Barry D. Romeril, Anne M. Mulcahy and G. Richard Thoman. The plaintiff purports to bring the action derivatively, on behalf of the Company, which is named as a nominal defendant. Previously, on June 19, 2001, Lerner made a demand on the Board of Directors to commence suit against certain officers and directors to recover unspecified damages and compensation paid to these officers and directors. In his demand, Lerner contended, inter alia, that management was aware since 1998 of material accounting irregularities and failed to take action and that the Company has been mismanaged. At its September 26, 2001 meeting, the Board of Directors appointed a special committee to consider, investigate and respond to the demand. In this action, plaintiff alleges that the individual defendants breached their fiduciary duties of care and loyalty by disguising the true operating performance of the Company through improper undisclosed accounting mechanisms between 1997 and 2000. The complaint alleges that the defendants benefited personally, through compensation and the sale of company stock, and either participated in or approved the accounting procedures or failed to supervise adequately the accounting activities of the Company. The plaintiff demands a judgment declaring that defendants intentionally breached their fiduciary duties to the Company and its shareholders; awarding unspecified compensatory damages to the Company against the defendants, individually and severally, together with pre-judgment and post-judgment interest; awarding the Company punitive damages; and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees. On September 18, 2002, the individual defendants and Xerox filed a motion to dismiss the action, or alternatively to stay the action pending the disposition of In re Xerox Derivative Actions. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

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

The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Share for the three and nine month periods ended September 30, 2002 and 2001 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002 Restated Note 15	2001 Restated Note 15	2002 Restated Note 15	2001 Restated Note 15
Basic Earnings (Loss) Per Common Share:
Income (Loss) before cumulative effect of change in accounting principle	$99	$(69)	$135	$48
Accrued dividends on Convertible Preferred Stock, net of tax	(63)	—	(63)	(12)

Adjusted Income (Loss) before cumulative effect of change in accounting principle	$36	$(69)	$72	$36

Net Income (Loss)	$99	$(69)	$72	$46
Accrued dividends on Convertible Preferred Stock, net of tax	(63)	—	(63)	(12)

Net Income (Loss) available to common shareholders	$36	$(69)	$9	$34

Average common shares outstanding during the period	732,117	716,791	727,803	697,114
Common shares issuable with respect to exchangeable shares	1,493	1,518	1,499	1,668

Adjusted average shares outstanding for the period	733,610	718,309	729,302	698,782

Basic Earnings (Loss) per share before cumulative effect of change in accounting principle	$0.05	$(0.10)	$0.10	$0.05

Basic Earnings (Loss) per share	$0.05	$(0.10)	$0.01	$0.05

Diluted Earnings (Loss) Per Common Share
Income (Loss) before cumulative effect of change in accounting principle	$99	$(69)	$135	$48
ESOP expense adjustment, net of tax (assuming conversion)	(63)	—	(63)	(8)

Adjusted Income (Loss), before cumulative effect of change in accounting principle	$36	$(69)	$72	$40

Net Income (Loss)	$99	$(69)	$72	$46
ESOP expense adjustment, net of tax (assuming conversion)	(63)	—	(63)	(8)

Net Income (Loss) available to common shareholders	$36	$(69)	$9	$38

Average common shares outstanding during the period	732,117	716,791	727,803	697,114
Common shares issuable with respect to:
Stock options, incentive and exchangeable shares	5,677	1,518	7,185	6,443
Convertible Preferred Stock	87,302	—	68,371	79,174

Adjusted average shares outstanding for the period	825,096	718,309	803,359	782,731

Diluted Earnings (Loss) per share before cumulative effect of change in accounting principle	$0.04	$(0.10)	$0.09	$0.05

Diluted Earnings (Loss) per share	$0.04	$(0.10)	$0.01	$0.05

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

15. Restatement for Correction of Interest Expense and Gain on Early Extinguishment of Debt

In December 2002, we discovered an error in the calculation of our interest expense, related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 pre-tax and an overstatement of gains on extinguishment of debt of $4 for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 ($27 pre-tax) and an increase in net loss of $23 ($37 pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after-tax effects for the three months ended September 30, 2002 and 2001, were $6 ($10 pre-tax) and $5 ($8 pre-tax), respectively and $17 ($27 pre-tax) and $16 ($27 pre-tax) for the nine months ended September 30, 2002 and 2001, respectively.

The following is a summary of the effects of the aforementioned adjustments on our consolidated financial statements:

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Previously Reported	As Restated		Previously Reported(2)	As Restated

Statements of Income:
(in millions, except per share data)
Other expenses, net	$93	$103	(1)	$290	$317	(1)
Total Costs and Expenses	3,607	3,617	(1)	11,300	11,327	(1)
Pretax income	186	176	(1)	303	276	(1)
Income taxes (benefits)	81	77		128	118
Income (Loss) before cumulative effect of change in accounting principle	105	99		152	135
Net income (loss)	105	99		89	72
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.06	$0.05		$0.12	$0.10
Basic (loss) earnings per share	0.06	0.05		0.04	0.01
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	0.05	0.04		0.11	0.09
Diluted (loss) earnings per share	0.05	0.04		0.03	0.01

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Previously Reported	As Restated		Previously Reported	As Restated
Other expenses, net	$125	$133	(3)	$327	$354	(3)
Total Costs and Expenses	4,149	4,157	(3)	12,291	12,318	(3)
Pretax income	(97)	(105	)(3)	335	308	(3)
Income taxes (benefits)	(42)	(45)		279	268
Income (Loss) before cumulative effect of change in accounting principle	(64)	(69)		64	48
Net (loss) income	(64)	(69)		62	46
Basic (loss) earnings per share (4)	$(0.09)	$(0.10)		$0.07	$0.05
Diluted (loss) earnings per share (4)	(0.09)	(0.10)		0.07	0.05

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions except per share data and where otherwise noted)

	As of September 30, 2002			As of December 31, 2001
	Previously Reported	As Restated		Previously Reported	As Restated
Balance Sheets:
Deferred taxes and other current assets	$1,436	1,368	(5)	$1,428	$1,428
Other long-term assets	4,974	4,999	(6)	5,085	5,041	(8)
Short term debt and current portion of long-term debt	3,514	3,507	(7)	6,637	6,637
Long-term debt	10,470	10,470		10,128	10,107	(7)
Common shareholders’ equity	2,010	1,911		1,820	1,797

(1)	Restated amounts reflect an increase in interest expense of $9 and $26 for the three and nine months ended September 30, 2002, respectively, and an overstatement of $1 on a gain on early extinguishment of debt for the three and nine months ended September 30, 2002.
(2)	Previously reported amounts include the recognition of $63 of goodwill impairment as the result of the second step of the transitional impairment test of SFAS No. 142. The charge was required to be recorded as a cumulative effect of change in accounting principle as of January 1, 2002.
(3)	Restated amounts reflect an increase in interest expense of $8 and $25 for the three and nine months ended September 30, 2001, respectively and an overstatement of $2 on a gain on early extinguishment of debt for the nine months ended September 30, 2001.
(4)	The cumulative effect of change in accounting principle had an immaterial effect on earnings per share for the three and nine months ended September 30, 2001.
(5)	Restated amount decreased by $68 related to the overvaluation of the combined fair value of interest rate swaps and the associated accrued interest receivable.
(6)	Restated amount reflects an increase of $25 related to expected tax benefits recognized as a deferred tax asset.
(7)	Restated amount reflects a reduction in the remaining transition adjustment that had been incorrectly recorded as an increase to debt upon adoption of SFAS No. 133.
(8)	Restated amount reflects a decrease of $59 related to the overvaluation of the combined fair value of interest rate swaps and associated accrued interest receivable. This amount is offset by the expected tax benefits of $15 recognized as a deferred tax asset.

XEROX CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 2

Restatement of Financial Statements

Restatement for Correction of Interest Expense and Gain on Early Extinguishment of Debt:

In December 2002, we discovered an error in the calculation of our interest expense, related to a debt instrument and associated interest rate swap agreements. The error occurred in connection with the adoption of Statement of Financial Accounting Standards No. 133 (SFAS No. 133) in January 2001 and resulted in an understatement of interest expense of $60 million and an overstatement of gains on extinguishment of debt of $4 million for the cumulative period from January 1, 2001 to September 30, 2002. The total effects were a reduction of net income of $17 million ($27 million pre-tax) and an increase in net loss of $23 million ($37 million pre-tax) for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The related after tax effects for the three months ended September 30, 2002 and 2001, were $6 million ($10 million pre-tax) and $5 million ($8 million pre-tax), respectively and $17 million ($27 million pre-tax) and $16 million ($27 million pre-tax) for the nine months ended September 30, 2002 and 2001, respectively.

In December 2002, we finalized our transitional goodwill impairment testing as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) on January 1, 2002, and recorded an impairment charge of $63 million, that was retroactively recorded as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002. See Note 3 to these Condensed Consolidated Financial Statements for further discussion.

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

The effects of the restatement adjustments on revenue and pre-tax profit for the three months and nine months ended September 30, 2001 were to increase revenue by $150 million and $385 million, decrease pre-tax loss by $150 million and $412 million, respectively. We estimate that approximately $205 million of revenue that was recognized in the three months ended September 30, 2002 had been restated from prior periods. At the end of the third quarter 2002, approximately $1.3 billion of revenue recognized in periods prior to January 1, 2002, that was reversed, is estimated to be recognized as follows: $185 million—fourth quarter 2002, $570 million—2003 and $530 million—thereafter. However, prospective marketplace activity such as lease terminations and trades and currency movements will impact the realization of these amounts. Total future revenue will also be impacted by the application of our new bundled lease revenue allocation methodology and other accounting changes discussed in our 2001 Annual Report incorporated by reference in our Form 10-K.

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

Net Income (Loss):

Third quarter 2002 net income of $99 million or four cents per diluted share included after-tax restructuring charges of $49 million ($63 million pre-tax). The third quarter 2001 net loss of $69 million, or ten cents per diluted share, included after-tax restructuring charges of $47 million ($63 million pre-tax), net after-tax losses from foreign unhedged currency exposures of $38 million ($59 million pre-tax) and after-tax goodwill amortization of $15 million ($16 million pre-tax) that was amortized prior to our adoption of SFAS No.142.

Net income for the nine months ended September 30, 2002 was $72 million, or one cent per diluted share compared with $46 million or five cents per diluted share for the same period in the prior year. Net income for the nine months ended September 30, 2002 included a goodwill impairment of $63 associated with the adoption of SFAS No. 142, after-tax restructuring charges of $191 million ($262 million pre-tax) and an after-tax charge of $44 million ($72 million pre-tax) for permanently impaired capitalized software and net after tax losses from currency exposures of $53 million ($69 million pre-tax). Net income for the nine months ended September 30, 2001 included the following items: a $300 million after-tax gain ($769 million pre-tax) on the sale of half our interest in Fuji Xerox, after-tax restructuring charges of $350 million ($487 million pre-tax), after-tax goodwill amortization of $46 million ($49 million pre-tax), an after-tax gain of $34 million ($57 million pre-tax) reflecting the early extinguishment of debt and net after-tax losses from unhedged foreign currency exposures of $4 million ($8 million pre-tax).

As previously disclosed in our 2001 Annual Report, beginning in the second quarter of 2001, the Board of Directors suspended the dividend on the Company’s Preferred Stock held by its Employee Stock Ownership plan (“ESOP”). The ESOP is required to be funded by a combination of dividends and compensation payments over the term of the plan for pre-determined amounts each period. The dividends do not affect our income statement, while compensation is recorded as expense in our income statement. In order to meet ESOP debt service requirements since dividends were suspended, we incurred additional ESOP-related compensation expense for each period that the dividends were not declared. On September 9, 2002, the Board of Directors declared preferred dividends totaling $67 million (net dividends of $63 after tax benefits of unallocated shares. This resulted in a reversal of the previously recorded compensation expense through the third quarter 2002 and a corresponding increase to net income of $63 million. There is no corresponding earnings per share (“EPS”) improvement since the EPS calculation requires deduction of dividends declared from reported net income in arriving at net income available to common shareholders.

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

Post sale and other revenues include service, document outsourcing, rentals, supplies and paper, which represent the revenue streams that follow equipment placement, as well as revenue not associated with equipment placement, such as royalties. Third quarter 2002 post sale and other revenues declined 5 percent (7 percent pre-currency) from the 2001 third quarter, as declines in North America and the DMO were only partially offset by growth in Europe. The declines reflect lower equipment populations due to reduced placements in earlier periods, lower page print volumes, and lower rental revenue in Latin America. Growth in Europe reflected the profile of the installed base, which has a higher proportion of digital products than North America, as well as longer average lease duration. Third quarter 2002 document outsourcing revenue declined from the third quarter 2001 as declines in North America outpaced revenue growth in Europe. We expect document outsourcing revenue will continue to decline as we continue to focus on more profitable contracts.

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

Selling, administrative and general (SAG) expenses declined by $152 million in the 2002 third quarter to $1,023 million primarily reflecting business model improvements from our cost reductions, the $28 million applicable portion of the ESOP expense adjustment, a $34 million favorable property tax adjustment, lower bad debt provisions and a $26 million loss associated with leased facilities. The $34 million property tax adjustment resulted from a change in the estimated amounts payable to the numerous domestic state and local property tax jurisdictions where we place our equipment through sale or lease. Such change was due to our reviews of property tax rates, experience in property tax audits and amounts of leased equipment at customer sites. The $26 million loss associated with leased facilities represents a change in the estimated loss we expect to incur related to our decision not to utilize existing lease facilities, as well as changes in our estimates of certain sublease rentals at a lower rate than our lease costs. The third quarter 2002 bad debt provision of $87 million was $64 million lower than 2001 primarily due to improved aging and historical write-off trends for accounts and finance receivables as well as lower provisions in North America due to improved customer administration and tighter credit control policies. The third quarter 2001 was negatively impacted by provisions required for many high-risk small customers.

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

Worldwide employment was 69,900 at the end of the 2002 third quarter primarily reflecting reductions due to our restructuring programs.

Other expenses, net for the three and nine months ended September 30, 2002 and 2001 were as follows:

	($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Non-financing interest expense	$92	$56	$250	$369
Currency losses, net	12	59	69	8
Amortization of goodwill (2001 only) and intangible assets	9	21	28	66
Interest income	(21)	(24)	(64)	(71)
Gain on early extinguishment of debt	—	(1)	—	(57)
SEC civil penalty	—	—	10	—
Gains (losses) on sales of businesses and assets	(14)	—	(21)	6
All other, net	25	22	45	33

Total	$103	$133	$317	$354

Other expenses, net were $103 million in the third quarter 2002 and $133 million in the third quarter 2001. Higher non-financing interest expense primarily reflects higher borrowing costs associated with the terms of the New Credit Facility. Non-financing interest expense also includes net gains from the mark-to-market of interest rate swaps, including “received fixed/pay variable” type swaps. These gains are the result of a declining interest rate environment and totaled $29 million and $46 million in the third quarter of 2002 and 2001, respectively. The decline in gains is the result of a smaller swap portfolio and a lower relative interest rate decline in 2002 as compared to 2001.

Non-financing interest expense was $250 million year-to-date 2002 as compared to $369 million in the same period of the prior year due to lower 2002 debt levels and reduced borrowing costs in the first half of the year, partially offset by higher borrowing costs in the third quarter associated with the terms of the New Credit Facility and lower net gains from mark-to-market interest rate swaps. The proportion of our debt that is subject to variable rates has increased significantly from 2001 which, coupled with the significant reduction in market interest rates has resulted in a significant reduction in interest expense as compared to prior year periods. However, the increased variable rate debt leaves us exposed to higher interest expense if interest rates rise.

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

Effective January 1, 2002, we adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Accordingly, the amortization of goodwill was discontinued in 2002. In December 2002, finalized our goodwill impairment testing and recorded an impairment charge of $63 million, that was recorded as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002. Interest income is derived from our invested cash balances and income tax receivables. In the future, we expect interest income will decline, as cash balances are lower than prior years following a $3.2 billion net decrease in debt in 2002.

Effective April 1, 2002 we adopted the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Accordingly, we have reclassified the extraordinary gain on extinguishment of debt, which was previously reported in the Consolidated Statements of Income as an extraordinary item to Other expenses, net. The effect of this reclassification was a decrease in Other expenses, net of $1 million and $57 million and an increase in Income taxes (Benefits) of less than $1 million and $22 million for the three and nine months ended September 30, 2001.

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

Income Taxes, Equity in Net Income of Unconsolidated Affiliates and Minorities’ Interests in Earnings of Subsidiaries

The following table summarizes our consolidated income taxes (benefits) and the related effective tax rate for each respective period:

	($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Pre-tax income (loss)	$176	$(105)	$276	$308
Income taxes (benefits)	77	(45)	118	268
Effective tax rate	43.7%	42.9%	42.8%	87.0%

The difference between the 2002 third quarter and year-to-date effective tax rates and the U.S. statutory tax rate primarily related to additional tax expense recorded for the sale of our interest in Katun Corporation, the on-going examination in India, as well as losses in certain jurisdictions where we are not providing tax benefits. Such expense is offset, in part, by certain benefits arising from tax law changes and the retroactive declaration of ESOP dividends.

The 2001 third quarter effective tax rate was higher than the U.S. statutory tax rate primarily due to the favorable resolution of certain tax audit issues, partially offset by losses in low tax jurisdictions or jurisdictions where we are not providing tax benefits. On a year-to-date basis through September 30, 2001 the effective tax rate was higher than the U.S. statutory tax rate primarily due to the taxes incurred in connection with the sale of one-half of our ownership interest in Fuji Xerox as well as losses in low tax jurisdictions or jurisdictions where we are not providing tax benefits, partially offset by the favorable resolution of certain tax audit issues.

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

Business Performance by Operating Segment

Our operating segments are as follows: Production, Office, DMO, SOHO, and Other. The following table summarizes our business performance by segment. Revenue and year-over-year revenue percentage changes by segment are as follows ($ in millions, as restated):

	($ in millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	Change	2002	2001	Change
Production	$1,324	$1,391	(5)%	$4,012	$4,324	(7)%
Office	1,616	1,641	(2)%	4,909	5,114	(4)%
DMO	412	487	(15)%	1,322	1,503	(12)%
SOHO	63	111	(43)%	189	330	(43)%
Other	378	422	(10)%	1,171	1,355	(14)%

Total	$3,793	$4,052	(6)%	$11,603	$12,626	(8)%

Color	$673	$650	4%	$1,985	$2,014	(1)%

Operating segment profit (loss) and margins were as follows (in millions, as restated):

	($ in millions)
	Operating Segment Profit (Loss)
	2001					2002			Segment Margin
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Third Quarter 2002	Third Quarter 2001
Production	$112	$101	$73	$180	$466	$105	$125	$142	10.7%	5.2%
Office	47	98	63	157	365	91	138	115	7.1%	3.8%
DMO	(70)	5	(12)	(48)	(125)	(5)	7	21	5.1%	(2.5%)
SOHO	(79)	(84)	(54)	22	(195)	27	15	23	36.5%	(49.1%)
Other	(10)	(50)	(109)	26	(143)	(120)	(56)	(45)	(11.9%)	(25.8%)

Total	$—	$70	$(39)	$337	$368	$98	$229	$256	6.7%	(0.9%)

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

Recent Events

Pensions:

The market performance over the past two years has decreased the value of the assets held by our pension plans and has correspondingly increased the amount by which our worldwide pension plans are under-funded. As a result of the decline in the value of our pension plan assets and a decline in interest rates, which will increase the present value of our benefit obligations for our major worldwide pension plans, we expect to record, during the fourth quarter, a non-cash charge to shareholders’ equity which could total several hundred million dollars. The majority of this charge relates to our European pension plans and the total amount of this charge will vary depending on asset returns and interest rate changes during the fourth quarter. A recovery of equity market returns in future periods would reverse this charge.

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

XEROX CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBITDA and the related cash flows for the nine months ended September 30, 2002 and 2001were as follows:

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

During the three and nine month periods ended September 30, 2002 we originated loans, secured by finance receivables, with cash proceeds of $846 million and $2,023 million, respectively. The following table compares finance receivables to financing-related debt as of September 30, 2002:

(In millions)	Finance Receivables	Debt (2)
Finance Receivables Encumbered by Loans(1):
GE Loans—U.S.	$2,079	$2,006
GE Loans—Canada	385	370
U.S. Asset-backed notes	304	200
XCC securitizations	129	38

Subtotal—SPEs	2,897	2,614
GE Loans—UK Other	693 86	509 86

Total—Finance Receivable Securitizations	3,676	$3,209

Unencumbered Finance Receivables	5,204

Total Finance Receivables	$8,880

(1)	Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Represents the debt secured by finance receivables, including transactions utilizing SPE’s, which are described below.

The following represents our aggregate debt maturity schedules by quarter for the remainder of 2002 and all of 2003:

(In millions)	2002	2003
First Quarter		$625
Second Quarter		1,223
Third Quarter		593
Fourth Quarter	$1,073	1,493

Full Year	$1,073	$3,934

XEROX CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table summarizes our secured and unsecured debt as of September 30, 2002:

(In millions)	As of September 30, 2002
New Credit Facility—debt secured within the 20% net worth limitation	$900	(1)
New Credit Facility—debt secured outside the 20% net worth limitation	600	(2)
Debt secured by finance receivables	3,209	(3)
Capital leases	24
Debt secured by other assets	97

Total Secured Debt	4,830

New Credit Facility—unsecured	2,000	(4)
Senior Notes	835
Subordinated debt	574
Other Debt	5,738

Total Unsecured Debt	9,147

Total Debt	$13,977

(1)	The amount of New Credit Facility debt secured under the 20% net worth limitation represents an estimate based on Consolidated Net Worth at September 30, 2002 and the amount of other debt secured under the 20% limitation.

(2)	This amount represents New Credit Facility debt of XCCL and XCE. Their New Credit Facility debt is secured by their respective assets. This $600 million amount is not subject to the 20% net worth limitation. The amount of New Credit Facility debt secured by the assets of Xerox Financial Services, Inc. and certain other domestic entities (the “Excepted Domestic Collateral”) is also not subject to the 20% net worth limitation, but we have made no attempt to determine the value of that collateral.

(3)	Of this amount, $2,614 million is secured by assets owned by consolidated special purpose entities (SPEs).

(4)	Any change to the amounts described in the preceding notes (1) and (2) would correspondingly change the amount of the unsecured portion of the New Credit Facility. At a minimum, the amount indicated is overstated to the extent that the Excepted Domestic Collateral has any value.

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

Subject to certain limits described in the following paragraph, all obligations under the New Credit Facility are secured by liens on substantially all of the domestic assets of Xerox Corporation and by liens on the assets of substantially all of our U.S. subsidiaries (excluding Xerox Credit Corporation (“XCC”)), and are guaranteed by substantially all of our U.S. subsidiaries. In addition, revolving loans outstanding to XCE and XCCL ($450 million and $150 million, respectively, at September 30, 2002) are secured by all of their respective assets, and are each guaranteed by certain defined material foreign subsidiaries.

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

Summary—Financial Flexibility and Liquidity:

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

Special Purpose Entities

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special-purpose entities (“SPEs”) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. None of our officers, directors or employees or those of any of our subsidiaries or affiliates hold any direct or indirect ownership interests in any of these SPEs. We typically act as service agent and collect the securitized receivables on behalf of the securitization investors. Under certain circumstances, including the downgrading of our debt ratings by one or more rating agencies, we can be terminated as servicing agent, in which event the SPEs may engage another servicing agent and we would cease to receive a servicing fee. Although the debt rating downgrade provisions have been triggered in some of our securitization agreements, the securitization investors and/or their agents have not elected to remove us as administrative servicer as of this time. We are not liable for non-collection of securitized receivables or otherwise required to make payments to the SPEs except to the limited extent that the securitized receivables did not meet specified eligibility criteria at the time we sold the receivables to the SPEs or we fail to observe agreed upon credit and collection policies and procedures.

Most of our SPE transactions were accounted for as borrowings, with the debt and related assets remaining on our balance sheets. Specifically, in addition to the July 2001 asset-backed notes transaction and the U.S. and Canadian loans from GE discussed above, which utilized SPEs as part of their structures, we have entered into the following similar transaction which was accounted for as debt on our balance sheets:

•	In the third quarter 2000, XCC securitized certain finance receivables in the United States, generating gross proceeds of $411 million. As of September 30, 2002, the remaining debt under this facility totaled approximately $38 million.

We have also entered into the following SPE transactions which were accounted for as sales of receivables:

•	In 2000, Xerox Corporation and Xerox Canada Limited (XCL) securitized certain accounts receivable in the U.S. and Canada, generating gross proceeds of $315 million and $38 million, respectively. In May 2002, a Moody’s downgrade constituted an event of termination under the U.S. agreement, which we have allowed to terminate in October 2002. In February 2002, the Canadian facility was reduced in order to make certain receivables eligible under the GE Canadian transaction described above. Also in February 2002, a downgrade of our Canadian debt by Dominion Bond Rating Service caused the Canadian counterparty to withdraw its waiver, in turn causing the remaining Canadian facility at that time to enter into wind-down mode. This facility was subsequently fully repaid.

•	In 1999, XCL securitized certain finance receivables, generating gross proceeds of $345 million. At September 30, 2002, the remaining obligations in this facility totaled $44 million, and we expect them to be fully paid in 2002. This is the only outstanding SPE transaction with recourse provisions that could be asserted against us.

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

Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar. For each of our legal entities, we have historically hedged a significant portion of all foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. Despite our current credit ratings, we have been able to restore a significant level of capacity to enter into currency-related derivative contracts. Although we are still unable to hedge all of our currency exposures, we are currently utilizing the reestablished capacity to hedge currency exposures related to our foreign-currency denominated debt. We anticipate continued volatility in our results of operations due to market changes in interest rates and foreign currency rates which we are currently unable to hedge.

Due to our credit ratings, many of our derivative contracts and several other material contracts at September 30, 2002 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our consolidated balance sheets as Deferred taxes and other current assets or Other long-term assets, depending on when the cash will be contractually released.

Item 4.     Controls and Procedures

(a)	Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q/A they have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.

(b)	There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II—OTHER INFORMATION

Item 2.     Changes in Securities

(a)    During the quarter ended September 30, 2002, registrant issued the following securities in transactions, which were not registered under the Securities Act of 1933, as amended (the Act).

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

(b)    In addition, during the fourth quarter ended December 31, 2002, Registrant issued an aggregate of 4,018,303 shares of Common Stock in the following transactions, all of which were not registered under the Act by reason of the exemption from registration under the Act provided by Section 3(a)(9) of the Act:

Date issued: July 8, 2002

Aggregate amount of consideration received by Registrant: $31,771,500

Aggregate number of Common Stock issued by Registrant: 4,018,303

Aggregate value of Common Stock delivered by Registrant: $31,000,000

Names of the principal underwriters: None

The Aggregate amount of consideration received by Registrant in Item 2(b) above represents the aggregate principal amount (or the aggregate accreted value, in the case of original issue discount securities) of the outstanding publicly-issued debt securities of Registrant which the holders of such debt securities exchanged for the number of shares of Common Stock specified in Aggregate number of shares of Common Stock issued by Registrant in Item 2(b) above.

The Aggregate value of Common Stock delivered by Registrant in Item 2(b) above represents the multiple of the Aggregate number of shares of Common Stock issued by Registrant, times either a fixed price per share of Common Stock or the average of the closing price, or the volume weighted average price, per share of Common Stock on the New York Stock Exchange over a certain number of days.

In each of the transactions described in Item 2(b) above, Registrant issued shares of Common Stock pursuant to the exemption from registration under the Act provided by Section 3(a)(9) of the Act. Registrant’s reliance upon the Section 3(a)(9) exemption from registration is premised upon the facts that the shares of Common Stock were issued by Registrant to the then holders of outstanding publicly-issued debt securities of Registrant solely in exchange for such debt securities, that each of the exchanges was effected pursuant to an unsolicited offer from such holder of debt securities, and that no commission or remuneration was paid or given directly or indirectly in connection with any such exchange.

Item 6.     Exhibits and Reports on Form 8-K

Exhibit 3(a)—Certificate of Amendment of the Restated Certificate of Incorporation of Registrant filed by the Department of State of the State of New York on September 10, 2002.

Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the SEC on November 7, 2002.

Exhibit 3(b)—By-Laws of Registrant, amended through September 1, 2002.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the SEC on November 7, 2002.

Exhibit 10 (s)—Letter Agreement dated July 23, 2002 between Registrant and Carlos Pascual.

Exhibit 99.1—Certification of CEO and CFO Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION
(Registrant)

Date: March 27, 2003	/S/ GARY R. KABURECK

Gary R. Kabureck Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Anne M. Mulcahy, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Xerox Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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