Form 10-K
period 2002-12-31
XEROX CORP
filed 2003-03-31
CIK 108772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes: ☒ No: ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 28, 2002 was: $5,071,919,514.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2003
Common Stock, $1 par value	740,320,265 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Corporation 2002 Annual Report to Shareholders	I & II

Xerox Corporation Notice of 2003 Annual Meeting of Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

Forward Looking Statements

From time to time we and our representatives, may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. Such factors include, but are not limited to, the following:

Competition—We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. There are a number of companies worldwide with significant financial resources that compete with us to provide document processing products and services in each of the markets we serve, some of which operate on a global basis. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments.

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

Expansion of Color—Color printing and copying represents an important and growing segment of the market. Printing from computers has both facilitated and increased the demand for color. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market, as well as the pace of color adoption by our existing and prospective customers.

Pricing—Our success depends on our ability to obtain adequate pricing for our products and services which provides a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our products and services may decline from historical levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition.

Customer Financing Activities— Prior to 2002, we financed approximately 80 percent of our equipment sales. To fund these arrangements, we accessed the credit markets and used cash generated from operations. The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. We are currently funding our customer financing activity from an eight-year agreement we completed with General Electric in the U.S., other third-party financing arrangements, cash generated from operations, as well as from cash on hand, unregistered capital markets offerings and securitizations. There is no assurance that we will be able to continue to fund our customer financing activity at present levels. We continue to negotiate and implement third-party vendor financing programs and securitizations of portions of our existing finance receivable portfolios and we continue to actively pursue alternative forms of financing including securitizations and secured borrowings. These initiatives are expected to improve our liquidity going forward. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful completion of our third party financing initiatives.

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

International Operations—We derive approximately 40 percent of our revenue from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components outside the United States. Our future revenues, costs and results from operations could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements and local tax issues. Our ability to enter into new foreign exchange contracts to manage foreign exchange risk is currently limited given our below investment grade credit ratings. Despite our current credit ratings, we have been able to restore a significant level of currency derivative capacity. Although we are still unable to hedge all of our currency exposures, we are utilizing our current capacity to hedge currency exposures primarily related to foreign currency denominated debt. We anticipate continued volatility in our results of operations due to market changes in interest rates and foreign currency rates which we are currently unable to hedge.

New Products/Research and Development—The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns from these investments.

Revenue Trends—Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of color and multifunction devices. We expect that revenue growth can be further enhanced through our consulting services in the areas of document, content and knowledge management. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improved direct sales productivity and expansion of our indirect distribution channels in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase equipment placements, equipment utilization and color adoption. Equipment placements typically occur through leases with original terms of three to five years. Our leases generate contractual and contingent post sale revenue. Once equipment placements start to increase, there will be a lag before post sale revenues also start to increase. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement towards distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to return to and maintain a consistent trend of revenue growth, there could be a material adverse effect on our operating results.

Liquidity—The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales, including sales or securitizations of our receivables portfolios. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward is highly dependent on achieving our expected operating results, including capturing the benefits from restructuring activities, and continuing to complete announced vendor financing and other initiatives that are discussed in this Annual Report on Form 10-K. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, selling additional assets and if necessary, restructuring existing debt.

In June 2002, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing our prior $7 billion facility (the “Old Revolver”). At that time, we permanently repaid $2.8 billion of the Old Revolver and subsequently paid $710 million on the New Credit Facility. At December 31, 2002, the New Credit Facility consisted of two tranches of term loans totaling $2.0 billion and a $1.5 billion revolving credit facility that includes a $200 million letter of credit subfacility. At December 31, 2002, $3.5 billion was outstanding under the New Credit Facility. At December 31, 2002 we had no additional borrowing capacity under the New Credit Facility since the entire revolving facility was outstanding, including a $10 million letter of credit under the subfacility. The New Credit Facility requires principal payments as well as prepayments in the case of certain events. A full discussion of these terms and the final maturity dates of the various loans is included in the Capital Resources and Liquidity section in our 2002 Annual Report which is incorporated by reference herein. The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock; certain fundamental changes, as defined; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; inter-company loans and certain restricted payments; and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to us in certain circumstances. It also contains additional financial covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. We are, and expect to remain, in full compliance with the covenants and other provisions of the New Credit Facility for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

Litigation — We are a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (ERISA). Should these matters result in a change in our determination as to an unfavorable outcome, result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such determination, judgment or settlement occurs.

PART I

Item 1. Business

Overview

References herein to “we,” “us” or “our” refer to Xerox Corporation and its subsidiaries unless the context specifically states or implies otherwise.

We are The Document Company, and a leader in the global document market, developing, manufacturing, marketing, servicing and financing a complete range of document equipment, software, solutions and services. We operate in over 130 countries worldwide, and distribute our products in the Western Hemisphere through divisions, wholly-owned subsidiaries and third-party distributors. In Europe, Africa, the Middle East, India and parts of Asia, we distribute our products through Xerox Limited and related companies (collectively “Xerox Limited”). We had approximately 67,800 employees at December 31, 2002.

The document industry is undergoing a fundamental transformation, including the continued transition from older light-lens devices to digital technology, the transition from black and white to color, the management of publishing and printing jobs over the internet, the use of variable data to create customized documents, increased reliance on outsourcing and the increase in mobile workers utilizing hand-held devices. Documents are increasingly created and stored in digital electronic form and the internet is increasing the amount of information that can be accessed in the form of electronic documents. We believe these trends play to the strengths of our product and service offerings and represent opportunities for future growth. Two important areas for our growth include color and services and solutions that tailor our product and service offerings to solve industry specific customer problems.

We develop document technologies, systems, solutions and services intended to improve our customers’ work processes and business results. Our success rests on our ability to understand our customers’ needs and provide innovative document management solutions and services that deliver value to them. We deliver value to customers by leveraging our core competencies in technology, document knowledge, global sales and service, brand reputation and value added solutions across our three core markets, high-end production environments, small to large networked offices and services.

We compete in both monochrome (i.e. black and white) and color markets by providing the industry’s broadest range of document products, solutions and services. Our products include printing and publishing systems, digital multi-function devices (which can print, copy, scan and fax) and digital copiers, laser and solid ink printers, fax machines, document-management software, and supplies such as toner, paper and ink. We also provide software and solutions that can improve document access for mobile workers and help businesses easily print books or create personalized documents for their customers. In addition, we provide a range of comprehensive document management services, such as operating in-house production centers, developing online document repositories and analyzing how customers can most efficiently create and share documents in the office.

Segment Information

Our reportable segments are Production, Office, Developing Markets Operations (“DMO”), Small Office/Home Office (“SOHO”) and Other. Operating segment financial information is found in Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference. We have a very broad and diverse base of customers, both geographically and demographically, ranging from small and middle market businesses to graphic arts shops, governmental entities, educational institutions and large (Fortune 1000) corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Production

We provide monochrome and color systems for three main customer environments: production publishing, transaction printing and enterprise-wide printing. We are the only manufacturer in the market that offers a complete family of production publishing systems from 65 to 180 impressions per minute. In addition, we continue to support analog devices currently installed at customer locations. We offer total document solutions and services that can scan, view, manage and produce documents, as well as a variety of pre-press and post-press options to fully meet customer demands.

Our goals in the Production segment in 2002 were to improve our market coverage, stabilize our sales force and to implement a program that we call the “New Business of Printing.” The “New Business of Printing” includes introducing innovative production systems and solutions to expand our leadership position and focus on the higher growth digital color opportunities. Based on our analysis of projected equipment installations data from International Data Corporation and InfoSource, production digital color revenues are expected to have a compound annual growth rate of more than 30 percent through 2006. This “New Business of Printing” responds to increasing customer requirements for fast turnaround times, precise quantities, personalization and customization and is built on the solid foundation of the digital production print on demand market, which we created in 1990 with the introduction of our first DocuTech Production Publisher. We provide content creation and management, production and fulfillment solutions and services to improve our customers’ work processes and business results. Our digital technology enables personalization and printing on demand that can eliminate inventory and warehousing costs.

Our results in 2002 include the addition of specialists with unique industry experience, an alliance with several partners to market products to commercial printers and increased tenure and expertise of our sales force. We introduced the following products in 2002:

•	In October, we launched the DocuColor iGen3 Digital Production Press at a base list price of $500,000. The DocuColor iGen3 utilizes next generation color technology which we expect will expand the digital color print on demand market, as its speed, image quality, personalization and cost advantages enable the device to capture valuable pages from the color offset printing market. The DocuColor iGen3 consists of modular components that work together as a sophisticated print shop. Utilizing patented imaging technology which produces photographic quality output indistinguishable from offset printing, this breakthrough technology can produce over 100 pages per minute at an operating cost of about 5 cents per page. This product is the result of a multi-year R&D investment of approximately $1 billion. We expect to begin realizing material revenue contributions from this product in 2004 and 2005.

•	In July, we launched the DocuColor 6060, which complements the successful DocuColor 2000 family by offering a more advanced set of features, productivity and capabilities.

•	In June, we introduced the DocuColor 1632 (16 ppm color / 32 ppm black and white) and DocuColor 2240 (22 ppm color / 40 ppm black and white) midrange color printers/copiers. These printers/copiers deliver affordability and speed with a benchmark cost for color pages of less than 10 cents a page. These products are the first to utilize emulsion aggregation toner, which delivers superior quality and improved efficiency.

•	In April, we launched the new common “DocuSP” controller technology which, for the first time, provides a consistent way to prepare and process print jobs in color and black-and-white from DocuTech to DocuColor high-end systems.

•	In November, we introduced the Xerox 1010, our new 101 page per minute digital device and latest entry into the light production market.

Office

Our Office segment includes global, national and small to medium sized commercial customers as well as government, education and other public sector customers. Office systems and services encompass monochrome devices at speeds up to 90 pages per minute, including our family of Document Centre digital multi-function products; color laser, LED (light emitting diode), solid ink and monochrome laser desktop printers; digital copiers; light-lens copiers and facsimile products.

Our goals in the Office segment in 2002 were to improve the competitiveness of our cost structure, increase our market coverage through indirect channel expansion and capture growth opportunities in this market. Our strategy to capture growth in the Office remains centered around three key areas: color, digital multifunction devices and solutions. We will drive the market to color printing and copying by making color as easy, fast and affordable as traditional black and white. We continue to lead the transition from single-function machines to multi-function devices by ensuring that multi-function devices continue to be more cost-effective. We provide further value to our customers by offering a range of solutions including wireless document access for mobile workers and the Office Document Assessment (“ODA”) in which we analyze a business’ workflow, document needs and then identify the most efficient, productive mix of office equipment and software for that business, thereby helping to reduce the customer’s document related costs.

Our 2002 results include improving the Office operating margin by outsourcing substantially all our office product manufacturing to Flextronics, moving more of our sales from direct to lower cost indirect channels, thus improving efficiency and reducing costs and capturing the service productivity enabled by our digital offerings. In addition, we launched important new products and product platforms including the following:

•	We launched the Document Centre 500 series in June 2002, which prints at speeds of 35, 45 and 55 pages per minute. This series of digital multifunction systems brings unparalleled productivity and features to small and mid-sized workgroups at significantly lower prices. We believe the network and fax options have compelling economics versus the alternative of purchasing single function printers and fax machines since the print engine, output mechanics and most of the software required are part of the base digital copier.

•	We expanded our WorkCentre Pro family of products targeted at lower-volume cost conscious customers with the launch, in Europe and our Developing Markets, of the WorkCentre Pro 421, 423 and 428.

•	We launched the Phaser 8200 solid ink color printer and the Phaser 6200 and 7300 laser color printers, all of which use single pass color technology and are among the fastest in their respective classes. These products are designed to accelerate customer migration to color by offering cost and print quality advantages that make it practical and cost-efficient to replace traditional black-and-white printers.

DMO

DMO includes marketing, direct sales, distributions programs and service operations for Xerox products, supplies and services in Latin America, the Middle East, India, Eurasia, Russia, and Africa. Over 120 countries are included in DMO, with Brazil representing approximately 40% of total DMO revenues in 2002. DMO operations are managed separately as a segment due to the political and economic volatility and unique nature of its markets. Our 2002 DMO goals included improving liquidity and reducing business risk, as well as profitable revenue generation while reducing costs to enable a return to profitability. Our results include a return to profitability in DMO due to accelerated cost reductions as well as our refocused efforts on limiting aggressively priced low margin contracts and only selling to customers at higher and more acceptable margins. In addition, our DMO operations have reduced debt reflecting improved operating cash generation and our transition to third party vendor financing or cash sales. See Note 2 to the Consolidated Financial Statements incorporated by reference, for a discussion of our restructuring efforts.

SOHO

In line with our strategy to focus on our core business, we announced the disengagement from our worldwide consumer/personal inkjet printer business in June 2001. We continue to sell consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. We expect that sales of these supplies will continue over the next few years, but will decline over time as the existing population of equipment is replaced.

Other

We sell cut-sheet paper to our customers for use in their document processing products. The market for cut-sheet paper is highly competitive and revenues are significantly affected by pricing. Our strategy is to charge a premium over mill wholesale prices, which is adequate to cover our costs and the value we add as a distributor. We also offer other document processing products, including devices designed to reproduce large engineering and architectural drawings up to three feet by four feet in size, which are developed and sold through Xerox Engineering Systems. Our consulting services revenue is also included in the Other segment.

Research and Development

Investment in research and development (“R&D”) is critical to drive future growth, and we have directed our investments to the fastest growing segments of the market. Our goal is to continue to create innovative technologies that will expand current and future markets. Our R&D investments employ three key themes: 1) continue to reinvent our machines to deliver better quality, more functionality and improved productivity, 2) rethink how people work, including the use of variable information printing to customize documents and 3) redefine the document through new inventions such as “smart paper,” a “paper-like” display media which enables retail signage to be instantly updated. Our research scientists regularly meet with customers and have dialogues with our business groups to ensure they understand customer requirements and develop products and solutions that can be commercialized.

In 2002, R&D expense was $917 million, compared with $997 million in 2001 and $1,064 million in 2000. 2002 R&D spending focused primarily on the development of high-end business applications and extending our color capabilities. The DocuColor iGen3, an advanced next-generation digital printing press launched in October 2002 that uses our patented imaging technology to produce photographic quality prints indistinguishable from offset, is an example of the type of breakthrough technologies we developed that we expect will drive our future growth.

Our R&D is strategically coordinated with that of Fuji Xerox, which invested $580 million in R&D in 2002 which, together with our investment resulted in a combined total of $1.5 billion. To maximize the synergies of our relationship, Xerox R&D expenditures are focused primarily on the Production segment while Fuji Xerox R&D expenditures are principally focused on the Office segment.

Patents, Trademarks and Licenses

We are a technology company. We were awarded over 700 U.S. patents in 2002, ranking us 19th on the list of companies that had been awarded the most U.S. patents during the year, rising in rank from 21st the year before. With our research partner, Fuji Xerox, we were awarded close to 900 U.S. patents in 2002. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2002, we held approximately 7,700 U.S. patents. These patents expire at various dates up to 17 years from the date of award. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

In the U.S., we own approximately 800 trademarks (registered or applied for). These trademarks have a perpetual life, subject to renewal every ten years. We vigorously enforce and protect our trademarks. We hold a perpetual trademark license for “DocuColor.”

In the U.S., we are party to approximately 150 agreements which involve U.S. patent licenses. We are the licensor in approximately 140 of those agreements. Most of the patent licenses expire concurrently with the expiration of the last patent identified in the license.

Competition

We encounter aggressive competition in all areas of our business. Our competitors range from large international companies to relatively small firms. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. To remain competitive we must develop new products and services and periodically enhance our existing offerings.

We are the leader, or among the leaders, in each of our principal business segments. Our key competitors include Hewlett Packard, Canon, Ricoh, IKON and in certain areas of the business, Pitney Bowes, Heidelberger Druckmaschinen Aktiengesellschaft, Oce, Nexpress, Konica-Minolta and Lexmark.

We believe that our brand recognition, reputation for quality, innovative technology, breadth of product offerings and large customer base are important competitive advantages. We, and our competitors, continue to develop and market new and innovative products at competitive prices and, at any given time, we may set new market standards for quality, speed and function. In recent years, price pressure has continued. If this pressure is not mitigated by cost and expense reductions, our ability to profitably maintain or build market share could be adversely affected.

Marketing and Distribution

We manage our business and report our financial results based on the principal business segments described above. The marketing and selling of our products and solutions, however, are organized according to geography and channel types. Our products and solutions are principally sold directly to customers by our worldwide sales force totaling approximately 10,000 employees and through a network of independent agents, dealers, value-added resellers and systems integrators. We are expanding our use of cost-effective indirect distribution channels (such as “Teleweb,” a combination of telephone and internet selling) for basic product offerings, and increasingly utilizing our direct sales force to address our customers’ more advanced technology, solutions and services requirements.

We market our Phaser line of color and monochrome laser-class and solid ink printers through office information technology industry resellers, who typically access our products through distributors. In addition, new initiatives are being implemented to add channel capacity through direct-to-customer e-commerce and direct-to-customer selling using our direct sales force in select large accounts.

We are increasing our use of partners to improve our market coverage. In 2002, we announced an alliance with KPG and Premier Partners to market our DocuColor 2000 series to commercial printers. We also announced a strategic alliance with Electronic Data Systems (“EDS”) designed to integrate EDS’ information technology (“IT”) services with our document management systems and services to provide customers with full IT infrastructure support.

In 2002, we increased our advertising spending as we invested in a new advertising campaign designed to focus on our solutions for specific customers. Our brand is a valuable resource and continues to be recognized in the top ten percent of all brands worldwide.

Backlog

We believe that backlog, or the value of unfilled orders, is not a meaningful indicator of future business prospects due to the significant proportion of our revenue that follows equipment installation, the large volume of products delivered from shelf inventories and the shortening of product life cycles.

Seasonality

Our revenues are affected by such factors as the introduction of new products, the length of the sales cycles and the seasonality of technology purchases. As a result, our operating results are difficult to predict. These factors have historically resulted in lower revenue in the first quarter than in the immediately preceding fourth quarter.

Fuji Xerox

Fuji Xerox Co., Limited is an unconsolidated entity in which Xerox Limited currently owns 25 percent and which Fuji Photo Film Co., Ltd. (“FujiFilm”) owns 75 percent. These ownership interests reflect the March 2001 sale of half our original ownership interest in Fuji Xerox to FujiFilm for $1.3 billion in cash. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong and other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other’s portfolio of patents, technology and products.

Service

As of December 31, 2002, we had a worldwide service force of over 17,000 employees and a network of independent service agents. We are expanding our use of cost-effective remote service technology for basic product offerings while utilizing our direct service force to address customers’ more advanced technology requirements. We believe that our service force represents a significant competitive advantage in that the service force is continually trained on our products and their diagnostic equipment is state-of-the-art. Twenty-four-hours-a-day, seven-days-a-week service is available in major metropolitan areas around the world. As a result, we are able to guarantee a consistent and superior level of service worldwide.

Manufacturing Outsourcing

In the fourth quarter of 2001, we entered into purchase and supply agreements with Flextronics, a global electronics manufacturing services company. Under these agreements, Flextronics purchased related inventory, property and equipment. Pursuant to the purchase agreement, we sold our operations in Toronto, Canada; Aguascalientes, Mexico; Penang, Malaysia, Venray; The Netherlands and Resende, Brazil to Flextronics in a series of transactions, which were completed in 2002. Approximately 4,100 Xerox employees in certain of these operations transferred to Flextronics.

Under the supply agreement, Flextronics manufactures and supplies equipment and components, including electronic components, for the Office segment of our business. This represents approximately 50% of our overall worldwide manufacturing operations. The initial term of the Flextronics supply agreement is five years subject to our right to extend for two years. Thereafter, it will automatically be renewed for one-year periods, unless either party elects to terminate the agreement. We have agreed to purchase from Flextronics most of our requirements for certain products in specified product families. We also must purchase certain electronic components from Flextronics, so long as Flextronics meets certain pricing requirements. Flextronics must acquire inventory in anticipation of meeting our forecasted requirements and must maintain sufficient manufacturing capacity to satisfy such forecasted requirements. Under certain circumstances, we may become obligated to repurchase inventory that remains unused for more than 180 days, becomes obsolete or upon termination of the supply agreement. Our remaining manufacturing operations are primarily located in Rochester, NY for our high-end production products and consumables and Wilsonville, OR for consumable supplies and components for our Office segment products.

The foregoing summary of the supply agreement is not complete and is in all respects subject to the actual provisions of the supply agreement, which has been filed with the Securities and Exchange Commission.

International Operations

Our international operations represented approximately 40 percent of total revenues in 2002. Our largest interest outside the United States is Xerox Limited which operates predominately in Europe. Latin American operations are conducted through subsidiaries or distributors in over 39 countries. Fuji Xerox, an unconsolidated entity of which we own 25 percent, develops, manufactures and distributes document processing products in Japan, China, Hong Kong and other areas of the Pacific Rim, Australia and New Zealand.

Our financial results by geographical area for 2002, 2001 and 2000, which are included in Note 9 to the Consolidated Financial Statements in our 2002 Annual Report, are hereby incorporated by reference.

Other Information

Xerox is a New York corporation and our principal executive offices are located at 800 Long Ridge Road, P. O. Box 1600, Stamford, Connecticut 06904-1600. Our telephone number is (203) 968-3000.

Through the Investor Relations section of our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments are available, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is http://www.xerox.com.

Item 2. Properties

We own a total of nine principal manufacturing and engineering facilities and lease two additional facilities. The manufacturing and engineering facilities, located in California, New York, Oklahoma, Canada, UK, Ireland and The Netherlands, are used jointly by the Production and Office Segments, those in Oregon by the Office Segment, and those in Brazil and India by the DMO Segment. The research activities in our principal research centers benefit all our operating segments.

In 2001 and the first half of 2002, as part of our outsourcing initiatives, we sold and/or subleased to Flextronics certain of our manufacturing locations in Mexico, Malaysia, Canada, The Netherlands, and Brazil. Also, as we implemented the Turnaround Program (discussed in Note 2 to the Consolidated Financial Statements in our Annual Report, incorporated by reference), several properties became surplus. In 2002, the Turnaround Program resulted in an additional 23 domestic surplus properties and 15 international properties. The surplus properties are leases that we are obligated to maintain through required contractual periods. We have disposed or subleased certain of these properties and are aggressively pursuing the successful disposition and subleasing of all remaining surplus properties.

In addition, we have numerous facilities, which encompass general offices, sales offices, service locations and distribution centers. The principal owned facilities are located in the United States, France, Ireland, Brazil, India and Mexico. The principal leased facilities are located in the United States, Brazil, Canada, UK, Mexico, France, Germany and Italy. In 2002, we entered into a joint venture (Xerox Capital Services) with General Electric to manage our administrative billing, credit and collection function. Xerox Capital Services licenses several of our owned and leased facilities for their use. The three principal Xerox Capital Services administrative facilities are located in Florida, Illinois and Texas.

Our Connecticut based corporate headquarters facility is leased; however, we own the underlying land. We also lease a portion of a training facility, located in Virginia.

It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform our functions.

Item 3. Legal Proceedings

The information set forth under Note 15 to the Consolidated Financial Statements, “Litigation, Regulatory Matters and Other Contingencies,” of the Xerox Corporation 2002 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2002 Annual Report to Shareholders is hereby incorporated by reference:

Caption

Stock Listed and Traded

Xerox Common Stock Prices and Dividends

Five Years in Review — Common Shareholders of Record at Year-End

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2002, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act):

1. Xerox Common Stock

(a)	Securities Sold: On October 1, 2002, Registrant issued 17,909 shares of Common Stock, par value $1 per share.

(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: A.A. Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S. Larsen, G.J. Mitchell, N.J. Nicholas, Jr., J.E. Pepper, M.R. Seger and T.C. Theobald.

(c)	The shares were issued at a deemed purchase price of $4.95 per share (aggregate price $88,625), based upon the market value on the date of issuance, in payment of the quarterly Directors’ fees pursuant to Registrant’s Restricted Stock Plan for Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2002, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2002 Annual Report to Shareholders, is incorporated by reference in this Form 10-K.

Revenues
Income (Loss) from continuing operations
Per-Share Data
Earnings (Loss) from continuing operations – Basic and Diluted
Common Dividends declared
Total assets
Long-term debt
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company
Preferred stock

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” of the Xerox Corporation 2002 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management,” in the Xerox Corporation 2002 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2002 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 8, the Xerox Corporation 2002 Annual Report is not to be deemed filed as part of this Form 10-K.

The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2002 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

The financial statement schedule required herein is filed as referenced in Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 4, 2001, we ended the engagement of KPMG LLP and retained PricewaterhouseCoopers LLP as our independent auditors. At that time, we filed a Current Report on Form 8-K dated September 28, 2001. The text of the Form 8-K Report that we filed is as follows:

“On October 4, 2001, Xerox Corporation (“Company”) determined to change the Company’s independent accountants, and, accordingly, ended the engagement of KPMG LLP (“KPMG”) in that role and retained PricewaterhouseCoopers LLP as its independent accountants for the fiscal year ending December 31, 2001. The Audit Committee of the Board of Directors (the “Audit Committee”) and the Board of Directors of the Company approved the decision to change independent accountants.

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

In March 2001, KPMG informed management and the Audit Committee that it wished to expand significantly the scope of its audit work in connection with the audit of the Company’s 2000 financial statements. KPMG proposed that certain additional procedures be performed, including that the Audit Committee appoint Special Counsel to conduct an inquiry into certain issues, which procedures were performed in March, April and May 2001.

While the expanded procedures were being performed, KPMG informed the Audit Committee and management that KPMG was unwilling to rely on representations by two employees in one of the Company’s geographic operating units. Management removed those employees from responsibility in connection with the Company’s system of financial reporting.

As a result of observations during its 2000 audit, and other information discussed with the Audit Committee, KPMG reported certain material weaknesses in the Company’s internal control systems and made recommendations concerning certain components of the Company’s business:

-	KPMG emphasized the importance for internal control of the tone set by the Company’s top management. KPMG noted that, as a result of its audit and information reported by Special Counsel, it believed there was evidence that management was not successful in setting the appropriate tone with respect to financial reporting. It recommended that the Company take steps to remediate appropriately those issues. Certain personnel changes have been made based in part on KPMG views offered to the Audit Committee and management.

-	Customer Business Operations (“CBO”) in the Company’s North American Solutions Group. KPMG noted issues with regard to CBO’s ability to bill customers accurately for services, and noted that difficulties in that area had resulted in unfavorable billing adjustments during 2000. Although KPMG recognized that the Company had initiated several steps to address this issue, it concluded that it remained unclear when those changes would result in sustained improvement in reducing non-cash resolution adjustments of billing differences. It acknowledged that this weakness did not suggest that the net trade receivable account balance is unreasonably stated at December 31, 2000, but that proper reporting required extensive evaluation of billing adjustments during the fourth quarter. KPMG suggested various business and operational changes to address this issue.

-	Communication of Accounting and Control Policies. KPMG noted that policy documents need to be updated, among other things to address issues identified by the Company’s worldwide audit function. Special Counsel and KPMG, recommended that the Company also provide increased formal training to ensure that its personnel understand the accounting and control guidance in its policies.

-	Consolidation and Corporate-Level Entries. KPMG observed that the Company’s quarterly consolidation process is manually intensive, requiring numerous adjustments at corporate financial reporting levels. It recommended that the Company’s Consolidated Financial Information System be augmented to enhance the monitoring and review of corporate-level and manual entries, and further that the Company ensure adequate segregation of duties in the preparation and approval of such entries.

-	Appropriateness of the Concessionaire Business Model in Latin American Countries. KPMG noted that during 2000, analysis by the Company’s worldwide audit function indicated that certain issues existed with respect to this business model, including that certain concessionaires may lack economic substance independent of the Company, and that certain business practices involving concessionaires resulted in allowances with respect to receivables in 2000. KPMG suggested periodic assessment of the financial position of prospective and existing concessionaires, and that the Company monitor its business relationship with them to ensure that they are substantive independent distributors of the Company’s products.

In addition to those items, KPMG noted that organizational changes, including the Company’s Turnaround Program and associated reductions in headcount, had and would continue to stress the Company’s internal control structure. KPMG recommended that the Company take steps to ensure that issues likely to impact the control environment receive appropriate management attention. KPMG also recommended improved balance sheet account reconciliation and analysis on a global basis, in particular with respect to intercompany balances.

The foregoing matters were considered by KPMG in connection with their 2000 audit and did not result in any adverse opinion or disclaimer of opinion or any qualification or modification as to uncertainty, audit scope or accounting principles. KPMG’s auditor’s report dated May 30, 2001 contained a separate paragraph stating that the Company’s 1999 and 1998 consolidated financial statements had been restated.

The Company commenced actions in fiscal 2000 and expanded actions in fiscal 2001 which, collectively, it believes have addressed the above-discussed matters.

The Company has provided KPMG a copy of this Report and requested KPMG to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made herein. A copy of such letter, dated October 4, 2001, is filed as an Exhibit to the Company’s Form 8-K.”

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 15, 2003. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2002.

The information regarding directors is incorporated herein by reference from the section entitled “PROPOSAL #1: ELECTION OF DIRECTORS” in the Proxy Statement.

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

Name	Age	Present Position	Year Appointed to Present Position	Officer Since
Anne M. Mulcahy*	50	Chairman of the Board and Chief Executive Officer	2002	1992

Carlos Pascual	57	Executive Vice President President, Developing Markets Operations	2000	1994

Lawrence A. Zimmerman	60	Senior Vice President and Chief Financial Officer	2002	2002

Ursula M. Burns	44	Senior Vice President President, Business Group Operations	2002	1997

Thomas J. Dolan	58	Senior Vice President President, Xerox Global Services	2001	1997

James A. Firestone	48	Senior Vice President President, Corporate Operations Group	2001	1998

Hervé J. Gallaire	58	Senior Vice President President, Xerox Innovation Group and Chief Technology Officer	2001	1997

Gilbert J. Hatch	53	Senior Vice President President, Production Systems Group	2002	1997

Michael C. MacDonald	48	Senior Vice President President, North American Solutions Group	2000	1997

*	Member of Xerox Board of Directors

Executive Officers of Xerox, Continued

Name	Age	Present Position	Year Appointed to Present Position	Officer Since
Hector J. Motroni	59	Senior Vice President and Chief Staff Officer and Chief Ethics Officer	2003	1994

Harry R. Beeth	58	Vice President and Controller	2002	2002

Christina E. Clayton	55	Vice President and General Counsel	2000	2000

Jean-Noel Machon	50	Vice President President, Xerox Europe Group	2000	2000

James J. Miller	51	Vice President President, Office Group	2002	2000

Leslie F. Varon	46	Vice President Investor Relations and Corporate Secretary	2001	2001

Gary R. Kabureck	49	Assistant Controller and Chief Accounting Officer	2001	2000

Each officer named above, with the exception of Lawrence A. Zimmerman, Harry R. Beeth and James A. Firestone, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 2002, Mr. Zimmerman had been with System Software Associates, Inc. where he was Executive Vice President and Chief Financial Officer from 1998 – 1999. Prior to that, he retired from International Business Machines Corporation (IBM), where he was Senior Finance Executive for IBM’s Server Division from 1996 – 1998, Vice President of Finance for Europe, Middle East and Africa Operations from 1994 – 1996 and IBM Corporate Controller from 1991 – 1994. He held various other positions at IBM from 1967 – 1991.

Prior to joining Xerox in 1998, Mr. Firestone had been with IBM where he was General Manager, Consumer Division from 1995 to 1998. He was President, Consumer Services at Ameritech Corporation from 1993 to 1995. Prior to that he was with American Express Company where he was President, Travelers Cheques in 1993, Executive Vice President, Small Business and Corporate Services from 1989 to 1993, President, Travel Related Services-Japan from 1984 to 1989, Vice President, Finance and Planning, Travel Related Services-Japan from 1982 to 1984 and he held various other positions at American Express in Japan and at their headquarters from 1978 to 1982.

Prior to joining Xerox in 2002, Mr. Beeth had retired from IBM where he was Vice President, Finance for the Server division from 1998 until his retirement in 2000; Vice President, Finance, Microelectronics division from 1996-1998; Assistant Controller from 1994-1996; Group Director of Finance and Planning Operations for the North American sales organization form 1991-1994; and Vice President, Finance and Planning for the National Services organization from 1988-1990. He held various positions at IBM from 1967-1988.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Officer Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Xerox Corporation, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	(1) Index to Financial Statements and Financial Statement Schedule, filed as part of this report:

Report of Independent Accountants

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2002

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002

Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2002

Notes to Consolidated Financial Statements

Financial Statement Schedule

 I—Financial statements of Fuji Xerox Co., Limited to be filed by June 30, 2003 (financial statements required by

Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

II—Valuation and qualifying accounts

All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

(2) Supplementary Data:

Quarterly Results of Operations (unaudited)

Five Years in Review

Commercial and Industrial (Article 5) Schedule

(3) The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)	Current Reports on Form 8-K dated September 26, 2002 (filed October 1, 2002), September 30, 2002 (filed October 3, 2002), October 21, 2002, November 19, 2002 and December 20, 2002 reporting Item 5 “Other Events” were filed during the last quarter of the period covered by this Report.

(c)	The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2003 Proxy Statement are preceded by an asterisk (*).

(d)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b), including (1) separate financial statements of subsidiaries not consolidated and fifty-percent-or-less-owned persons and (2) schedules, are filed under Item 15(a) of this Report which is incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

By:	/s/ ANNE M. MULCAHY
Anne M. Mulcahy Chairman of the Board and Chief Executive Officer

March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 31, 2003

Signature	Title

Principal Executive Officer:

/s/ ANNE M. MULCAHY Anne M. Mulcahy	Chairman of the Board, Chief Executive Officer and Director

Principal Financial Officer:

/s/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Senior Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ GARY R. KABURECK Gary R. Kabureck	Assistant Controller and Chief Accounting Officer

/s/ ANTONIA AX:SON JOHNSON Antonia Ax:son Johnson	Director

/s/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director

/s/ YOTARO KOBAYASHI Yotaro Kobayashi	Director

/s/ HILMAR KOPPER Hilmar Kopper	Director

/s/ RALPH S. LARSEN Ralph S. Larsen	Director

/s/ N. J. NICHOLAS, JR. N. J. Nicholas, Jr.	Director

/s/ JOHN E. PEPPER John E. Pepper	Director

CEO CERTIFICATIONS

I, Anne M. Mulcahy, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Xerox Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;and

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ ANNE M. MULCAHY
Anne M. Mulcahy Principal Executive Officer

CFO CERTIFICATIONS

I, Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Xerox Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ LAWRENCE A. ZIMMERMAN
Lawrence A. Zimmerman Principal Financial Officer

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors of Xerox Corporation

Our audits of the consolidated financial statements referred to in our report dated January 28, 2003, except for Note 15, which is as of March 27, 2003, appearing in the 2002 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Stamford, Connecticut

January 28, 2003

SCHEDULE II

Valuation and Qualifying Accounts

Year ended December 31, 2002, 2001 and 2000

(in millions)	Balance at Beginning of period	Additions charged to bad debt provision (1)	Additions charged to other income statement accounts(1)	Deductions and other, net of recoveries (2)	Balance at end of period
2002 Allowance for Losses on:
Accounts Receivable	$306	$187	$(3)	$(208)	$282
Finance Receivables	368	145	24	(213)	324

	$674	$332	$21	$(421)	$606

2001 Allowance for Losses on:
Accounts Receivable	$289	$154	$30	$(167)	$306
Finance Receivables	345	284	38	(299)	368

	$634	$438	$68	$(466)	$674

2000 Allowance for Losses on:
Accounts Receivable	$148	$299	$58	$(216)	$289
Finance Receivables	331	173	82	(241)	345

	$479	$472	$140	$(457)	$634

(1)	Bad debt provisions relate to estimated losses due to credit and similar uncollectibility issues. Other provisions relate to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

INDEX OF EXHIBITS

Document and Location

(3)(a)(1)

Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on October 29, 1996, as amended by Certificate of Amendment of the Certificate of Incorporation of Registrant filed with the Department of State of New York on May 21, 1999.

Incorporated by reference to Exhibit 3(a) to Amendment No. 5 to Registrant’s Form 8-A Registration Statement dated February 8, 2000.

(2)	Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Department of State of New York on September 9, 2002.

Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(b)	By-Laws of Registrant, as amended through September 1, 2002.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

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

Incorporated by reference to Exhibit 4 (a)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

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

Incorporated by reference to Exhibit 4 (b)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

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

Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.

(8)

Instrument of Resignation, Appointment and Acceptance dated as of November 30, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as successor Trustee, relating to the January 1997 Indenture.

Incorporated by reference to Exhibit (c)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

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

(e)(1)

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

Incorporated by reference to Exhibit 4 (e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(3)

Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.

Incorporated by reference to Exhibit 4(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(f)

Indenture, dated as of July 1, 2001, between Xerox Equipment Lease Owner Trust 2001-1 (“Trust”) and U.S. Bank National Association, as trustee, relating to $513,000,000 Floating Rate Asset Backed Notes issued by the Trust .

Incorporated by reference to Exhibit 4(f) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(g)(1)	Indenture, dated as of November 27, 2001, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 7-1/2% Convertible Junior Subordinated Debentures Due 2021.

Incorporated by reference to Exhibit 4(g)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(2)	Indenture, dated as of November 27, 2001, between Xerox Funding LLC II and Wells Fargo, as trustee, relating to Xerox Funding LLC II’s 7-1/2% Convertible Junior Subordinated Debentures Due 2021.

Incorporated by reference to Exhibit 4(g)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(3)

Amended and Restated Declaration of Trust of Xerox Capital Trust II, dated as of November 27, 2001, by Registrant, as sponsor, Wells Fargo, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein, relating to Xerox Capital Trust II’s 7-1/2% Convertible Trust Preferred Securities and 7-1/2% Convertible Common Securities.

Incorporated by reference to Exhibit 4(g)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(4)

Pledge Agreement, made as of November 27, 2001, by Xerox Funding LLC II in favor of Wells Fargo, as trustee and for the holders of Xerox Funding LLC II’s 7-1/2% Convertible Junior Subordinated Debentures Due 2021.

Incorporated by reference to Exhibit 4(g)(4) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(h)(1)

Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9-3/4% Senior Notes due 2009 (Denominated in U.S. Dollars) (the “January 17, 2002 U.S. Dollar Indenture”).

Incorporated by reference to Exhibit 4(h)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(2)

Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9-3/4% Senior Notes due 2009 (Denominated in Euros) (the “January 17, 2002 Euro Indenture”).

Incorporated by reference to Exhibit 4(h)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(3)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s $600,000,000 9-3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(4)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s (euro)225,000,000 9-3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(4) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

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

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement Nos. 33-61481 and 333-29677.

(j)	Rights Agreement dated as of April 7, 1997 between Registrant and The First National Bank of Boston, as Rights Agent.

Incorporated by reference to Exhibit 4.10 to Registrant’s Current Report on Form 8-K dated April 7, 1997.

(k)

$7,000,000,000 Revolving Credit Agreement, dated October 22, 1997, among Registrant, XCC and certain Overseas Borrowers, as Borrowers, various lenders and Morgan Guaranty Trust Company of New York, The Chase Manhattan Bank, Citibank, N.A. and Bank One, as Agents.

Incorporated by reference to Exhibit 4(h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(l)(1)	Amended and Restated Credit Agreement, dated as of June 21, 2002, among Registrant and Overseas Borrowers, as Borrowers, various Lenders and Bank One, N.A., JPMorgan Chase Bank, and Citibank, N.A. as Agents (the “Amended Credit Agreement”).

Incorporated by reference to Exhibit 4(l)(1) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(2)	Guarantee and Security Agreement dated as of June 21, 2002 among Registrant, the Subsidiary Guarantors and Bank One, N.A., as Agent, relating to the Amended Credit Agreement.

Incorporated by reference to Exhibit 4 (l) (2) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(3)	Canadian Guarantee and Security Agreement dated as of June 21, 2002 among Xerox Canada Capital Ltd., the Guarantors and Bank One, N.A., Canada Branch, as Agent, relating to the Amended Credit Agreement.

Incorporated by reference to Exhibit 4 (l) (3) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(4)	Deed of Guarantee and Indemnity Made June 21, 2002 between Bank One, N.A., as Agent, and Xerox Overseas Holdings Limited and Xerox UK Holdings Limited, as Guarantors, relating to Obligations of Xerox Capital (Europe) plc and the Amended Credit Agreement.

Incorporated by reference to Exhibit 4 (l) (4) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(5)	Debenture dated June 21, 2002 between Xerox Capital (Europe) plc and Bank One, N.A., as Agent, relating to the Amended Credit Agreement.

Incorporated by reference to Exhibit 4 (l) (5) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(6)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 21, 2002 by Xerox Corporation, as Mortgagor, to Bank One, N.A., as Agent for the Lenders, the Mortgagee, relating to property in the County of Monroe, State of New York and the Amended Credit Agreement.

Incorporated by reference to Exhibit 4 (l) (6) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(7)	Covenant Reset Schedule Relating to the Amended Credit Agreement.

Incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K dated September 26, 2002.

(m)	Master Demand Note dated November 20, 2001 between Registrant and Xerox Credit Corporation.

Incorporated by reference to Exhibit 4(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

(n)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2003 Proxy Statement are preceded by an asterisk (*).

*(a)	Registrant’s Form of Salary Continuance Agreement.

Incorporated by reference to Exhibit 10 (a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

*(b)	Registrant’s 1991 Long-Term Incentive Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10 (b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(c)	Registrant’s 1996 Non-Employee Director Stock Option Plan, as amended through May 20, 1999.

Incorporated by reference to Registrant’s Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

*(d)	Description of Registrant’s Annual Performance Incentive Plan.

*(e)	1997 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through October 9, 2000.

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

*(g)	Executive Performance Incentive Plan.

Incorporated by reference to Exhibit 10 (g) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors.

Incorporated by reference to Exhibit 10 (h) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

*(i)	Form of severance agreement entered into with various executive officers, effective October 15, 2000

Incorporated by reference to Exhibit 10 (i)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(j)	Registrant’s Contributory Life Insurance Program, as amended as of January 1, 1999.

Incorporated by reference to Exhibit 10 (j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

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

Incorporated by reference to Exhibit 10 (n) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997.

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

(p)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10 (p) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

(q)	Letter Agreement dated December 4, 2000 between Registrant and William F. Buehler, Vice Chairman of Registrant.

Incorporated by reference to Exhibit 10 (p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(r)	(1) Separation Agreement dated October 3, 2001 between Registrant and Barry D. Romeril, Vice Chairman and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10 (r)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

(2)	Form of Release between Registrant and Barry D. Romeril, Vice Chairman and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10 (r)(2)) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended July 1, 2002.

*(s)	Letter Agreement dated July 23, 2002 between Registrant and Carlos Pascual, Executive Vice President of Registrant.

Incorporated by reference to Exhibit 10 (s) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as amended.

(t)	Master Supply Agreement, dated as of November 30, 2001, between Registrant and Flextronics International Ltd. **

Incorporated by reference to Exhibit 10 (t)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

*(u)	Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant

Incorporated by reference to Exhibit 10 (u) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(v)	Amended and Restated Loan Agreement dated as of October 21, 2002 between Xerox Lease Funding LLC and General Electric Capital Corporation

(12)	Computation of Ratio of Earnings to Fixed charges.

(13)	Registrant’s 2002 Annual Report to Shareholders.

(21)	Subsidiaries of Registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(99.1)	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

**	Pursuant to the Freedom of Information Act, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.