Form 10-Q
period 2003-03-31
XEROX CORP
filed 2003-04-30
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒         No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
Common Stock, $1 par value	741,574,841 shares

Forward Looking Statements

From time to time we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q which are forward-looking. These forward-looking statements and other information are based on our beliefs, as well as assumptions made by us based on information currently available.

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

Competition—We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. To remain competitive, we must develop new products and services and periodically enhance our existing offerings. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could adversely affect our results of operations and financial condition.

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

Customer Financing Activities—Prior to 2002, we financed approximately 80 percent of our equipment sales. To fund these arrangements, we accessed the credit markets and used cash generated from operations. The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. We are currently funding our customer financing activity from an eight-year agreement we completed with General Electric Capital Corporation in the U.S., other third-party financing arrangements, cash generated from operations, as well as from cash on hand, unregistered capital markets offerings and securitizations. There is no assurance that we will be able to continue to fund our customer financing activity at present levels. We continue to negotiate and implement third-party vendor financing programs and securitizations of portions of our existing finance receivable portfolios and we continue to actively pursue alternative forms of financing including securitizations and secured borrowings. These initiatives are expected to improve our liquidity going forward. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful completion of our third party financing initiatives.

Productivity—Our ability to sustain and improve profit margins is largely dependent on our ability to continue to improve the cost efficiency of our operations. If we are unable to achieve productivity improvements through process re-

engineering, design efficiency and supplier and manufacturing cost improvements, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect the profitability of our business.

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

New Products/Research and Development—The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns from these investments. If we fail to accurately anticipate and meet our customers’ needs through the development of new products or if our new products are not widely accepted, we could lose our customers and our revenues could be significantly reduced.

Revenue Trends—Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of color and multifunction devices. We expect that revenue growth can be further enhanced through our consulting services in the areas of document, content and knowledge management. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improved direct sales productivity and expansion of our indirect distribution channels in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase equipment placements, equipment utilization and color adoption. Equipment placements typically occur through leases with original terms of three to five years. Our leases generate post sale revenue. Once equipment placements start to increase, there will be a lag before post sale revenues also start to increase. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement towards distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to return to and maintain a consistent trend of revenue growth, there could be a material adverse effect on our revenues and operating results.

Restructuring Initiatives—Since early 2000, we have engaged in a series of restructuring programs related to downsizing our employee base, exiting certain businesses, outsourcing some internal functions and engaging in other actions designed to reduce our cost structure. These initiatives have resulted in approximately $1.3 billion in annualized cost savings in 2002. The Fourth Quarter 2002 Restructuring Program included additional plans to generate cash and more profitable revenue, as well as pay down debt, and, together with 2002 actions taken under the Turnaround Program, is expected to contribute up to an additional $400 million of annualized cost savings. There can be no assurance that we will be able to realize these additional cost savings. The primary challenge we face in realizing these cost savings is maintaining our cost structure to support ongoing operations as planned at the time such actions were taken. If we fail to meet these challenges and fail to realize these cost savings, our results of operations may be adversely affected. If we are unable to continue to sustain our cost base at or below the current level, transition customer equipment financing to third parties and maintain process and systems changes resulting from restructuring actions, there could be a material adverse effect on our operating results.

Debt —We have a substantial amount of debt and other obligations. As of March 31, 2003, we had $14,315 million of total debt (including debt of our subsidiaries) and $1,708 million of mandatorily redeemable preferred securities outstanding, and cash and cash equivalents of $3,035 million. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a significant portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flow from operations to payments on our debt and other obligations thereby reducing the availability of our cash flow from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales, including sales or securitizations of our receivables portfolios. We have filed with the Securities and Exchange Commission a Form S-3 “universal” shelf registration statement covering a variety of securities. When the registration statement is declared effective, we may opportunistically access the public capital markets when we deem market conditions to be appropriate. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward is highly dependent on achieving our expected operating results, including capturing the benefits from restructuring activities, and continuing to complete announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, selling additional assets and if necessary, restructuring existing debt. Failure to successfully complete these initiatives could also negatively impact our ability to fund our customer financing activities and repay maturing debt and other obligations.

In 2002, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing our prior $7 billion facility (“Old Revolver”). At that time, we permanently repaid $2.8 billion of the Old Revolver and subsequently repaid $937 million of the New Credit Facility. At March 31, 2003, the New Credit Facility consisted of two tranches of term loans totaling $1.8 billion and a $1.5 billion revolving credit facility that includes a $200 million letter of credit subfacility. At March 31, 2003 we had no additional borrowing capacity under the New Credit Facility since the entire revolving facility was outstanding, including $35 million for letters of credit under the subfacility. The New Credit Facility requires principal payments as well as prepayments in the case of certain events. A full discussion of the terms and the final maturity dates of the various loans outstanding under the New Credit Facility is included in the Capital Resources and Liquidity section in our 2002 Annual Report on Form 10-K. The New Credit Facility contains affirmative and negative covenants including limitations on issuance of debt and preferred stock; certain fundamental changes, as defined; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain restricted payments; inter-company loans; and a requirement to transfer excess foreign cash, as defined, and excess cash of Xerox Credit Corporation to us in certain circumstances. It also contains additional financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. In January 2002, we issued $600 million and Euro 225 million of our 9 3/4% Senior Notes due 2009. The indentures governing these Senior Notes contain several affirmative and negative covenants similar to, but less restrictive than, those in the New Credit Facility. The Senior Notes do not, however, contain any financial maintenance covenants. In October 2002, we entered into an Amended and Restated Loan Agreement with General Electric Capital Corporation (“GECC”) relating to our eight-year vendor financing program with GECC (“Loan Agreement”). The Loan Agreement provides for a series of monthly secured loans up to $5.0 billion outstanding at any one time. The Loan Agreement incorporates the financial maintenance covenants contained in the New Credit Facility and contains other affirmative and negative covenants.

We are, and expect to remain, in full compliance with the covenants and other provisions of the New Credit Facility, the Senior Notes and the Loan Agreement for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the New Credit Facility or the Senior Notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the New Credit Facility, would result in an event of termination under the Loan Agreement with the result that GECC would not be required to make further loans to us. If GECC were to make no further loans to us, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Litigation—We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (ERISA), as discussed in Note 8 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. As required by Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” we determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We recently recorded a litigation charge of $183 million (after-tax) in connection with a case brought against our primary U.S. pension plan for salaried employees. We recorded the charge subsequent to reviewing the probability of a favorable outcome to us following the oral argument of the Plan’s appeal to the Seventh Circuit Court of Appeals. Should developments in any of these other legal matters result in a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Xerox Corporation

Form 10-Q

March 31, 2003

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1

Xerox Corporation

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per-share data)	2003	2002
Revenues
Sales	$1,589	$1,583
Service, outsourcing and rentals	1,917	2,011
Finance income	251	264

Total Revenues	3,757	3,858

Costs and Expenses
Cost of sales	1,001	1,022
Cost of service, outsourcing and rentals	1,089	1,162
Equipment financing interest	92	92
Research and development expenses	236	230
Selling, administrative and general expenses	1,020	1,169
Restructuring and asset impairment charges	8	146
Provision for litigation	300	—
Other expenses, net	121	98

Total Costs and Expenses	3,867	3,919

Loss before Income Tax Benefits, Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(110)	(61)
Income tax benefits	(53)	(23)

Loss before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(57)	(38)
Equity in net income of unconsolidated affiliates	14	11
Minorities’ interests in earnings of subsidiaries	(22)	(24)

Loss before Cumulative Effect of Change in Accounting Principle	(65)	(51)
Cumulative effect of change in accounting principle	—	(63)

Net Loss	(65)	(114)
Less: Preferred stock dividends, net	(10)	—

Net Loss Available to Common Shareholders	$(75)	$(114)

Basic and Diluted Loss per Share:
Loss before Cumulative Effect of Change in Accounting Principle	$(0.10)	$(0.07)
Cumulative Effect of Change in Accounting Principle	—	(0.09)

Net Loss Per Share	$(0.10)	$(0.16)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data in thousands)	March 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$3,035	$2,887
Accounts receivable, net	2,167	2,072
Billed portion of finance receivables, net	501	564
Finance receivables, net	2,930	3,088
Inventories	1,225	1,231
Other current assets	1,222	1,186

Total Current Assets	11,080	11,028

Finance receivables due after one year, net	5,370	5,353
Equipment on operating leases, net	407	450
Land, buildings and equipment, net	1,748	1,757
Investments in affiliates, at equity	551	628
Intangible assets, net	351	360
Goodwill	1,542	1,564
Deferred tax assets, long-term	1,624	1,592
Other long-term assets	2,672	2,726

Total Assets	$25,345	$25,458

Liabilities and Equity
Short-term debt and current portion of long-term debt	$5,122	$4,377
Accounts payable	704	839
Accrued compensation and benefits costs	416	481
Unearned income	246	257
Other current liabilities	1,497	1,833

Total Current Liabilities	7,985	7,787

Long-term debt	9,193	9,794
Pension liabilities	1,701	1,307
Postretirement medical benefits	1,258	1,251
Other long-term liabilities	1,162	1,144

Total Liabilities	21,299	21,283

Minorities’ interests in equity of subsidiaries	73	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	1,708	1,701
Preferred stock	536	550
Deferred ESOP benefits	(42)	(42)
Common stock, including additional paid-in capital	2,757	2,739
Retained earnings	950	1,025
Accumulated other comprehensive loss	(1,936)	(1,871)

Total Liabilities and Equity	$25,345	$25,458

Shares of common stock issued and outstanding	741,575	738,273

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2003	2002
Cash Flows from Operating Activities
Net Loss	$(65)	$(114)
Adjustments required to reconcile net loss to cash flows from operating activities:
Provision for litigation	300	—
Depreciation and amortization	199	319
Impairment of goodwill	—	63
Provisions for receivables and inventory	75	149
Restructuring and asset impairment charges	8	146
Cash payments for restructurings	(180)	(122)
Loss (gains) on sales of businesses and assets, net	2	(19)
Undistributed equity in income of affiliated companies	(13)	(11)
Decrease in inventories	—	57
Increase in on-lease equipment	(36)	(36)
Decrease in finance receivables	183	116
Increase in accounts receivable and billed portion of finance receivables	(25)	(1)
(Decrease) increase in accounts payable and accrued compensation and benefits costs	(133)	68
Net change in income tax assets and liabilities	(78)	(398)
Decrease in other current and long-term liabilities	(61)	(91)
All other operating changes, net	(17)	17

Net cash provided by operating activities	159	143

Cash Flows from Investing Activities
Cost of additions to land, buildings and equipment	(35)	(26)
Proceeds from sales of land, buildings and equipment	1	3
Cost of additions to internal use software	(10)	(11)
Proceeds from divestitures	3	45
Funds placed in escrow and other restricted investments	(53)	(78)

Net cash used in investing activities	(94)	(67)

Cash Flows from Financing Activities
Cash proceeds from secured financings	813	511
Debt payments on secured financings	(459)	(398)
Other cash changes in debt, net	(258)	589
Dividends on preferred stock	(11)	—
Proceeds from the sales of common stock	3	2

Net cash provided by financing activities	88	704

Effect of exchange rate changes on cash and cash equivalents	(5)	(23)

Increase in cash and cash equivalents	148	757
Cash and cash equivalents at beginning of period	2,887	3,990

Cash and cash equivalents at end of period	$3,035	$4,747

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

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2002 Annual Report to Shareholders which is incorporated by reference in our 2002 Annual Report on Form 10-K (“2002 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements included in the 2002 Form 10-K.

In our opinion, all adjustments (including normal recurring adjustments) which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

For convenience and ease of reference, we refer to the financial statement caption “Loss before Income Tax Benefits, Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle” as “pre-tax loss.”

Certain reclassifications have been made to prior year information to conform to the current year presentation.

In December 2002, and as discussed more fully in our 2002 Form 10-K, we finalized our transitional goodwill impairment testing as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and recorded an impairment charge of $63 that was recorded as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002.

Liquidity: We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain such cash management practices. As described in our 2002 Form 10-K, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. Consequently, our access to capital and derivative markets has been restricted. An additional effect was a requirement to maintain minimum cash balances in escrow on certain borrowings and letters of credit. We also had been restricted from accessing the capital markets given the previously disclosed SEC investigation. While we believe the conclusion of the SEC investigation in 2002 enables our access to public capital markets, we expect our ability to access unsecured credit sources to remain restricted as long as our credit ratings remain below investment grade. We also expect our incremental cost of borrowing will remain at a higher level as a result of such credit ratings.

In 2002, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”). At March 31, 2003, the New Credit Facility consisted of two tranches of term loans totaling $1.8 billion and a $1.5 billion revolving credit facility that includes a $200 letter of credit subfacility. At March 31, 2003, we had no additional borrowing capacity under the New Credit Facility since the entire revolving facility was outstanding, including $35 for letters of credit under the subfacility.

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

The New Credit Facility contains affirmative and negative covenants, which are described in Note 1 to our Consolidated Financial Statements included in our 2002 Annual Report. The financial covenants include those related to a) annual capital expenditure limits, b) minimum consolidated EBITDA, as defined, c) maximum leverage ratio and d) minimum consolidated net worth. The facility also includes limitations on: (i) issuance of debt and preferred stock; (ii) creation of liens; (iii) certain fundamental changes to corporate structure and nature of business, including mergers; (iv) investments and acquisitions; (v) asset transfers; (vi) hedging transactions other than those in the ordinary course of business and certain types of synthetic equity or debt derivatives, and (vii) certain types of restricted payments relating to our, or our subsidiaries’, equity interests, including payment of cash dividends on our common stock; (viii) certain types of early retirement of debt, and (ix) certain transactions with affiliates, including intercompany loans and asset transfers. In addition to other defaults customary for facilities of this type, defaults on our other debt, or bankruptcy, or certain of our subsidiaries, would constitute defaults under the New Credit Facility. At March 31, 2003, we were in compliance with all aspects of the New Credit Facility and expect to be in compliance for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

With $3.0 billion of cash and cash equivalents on hand at March 31, 2003, we believe our liquidity (including operating and other cash flows we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from prior restructuring activities, and completing announced finance receivables securitizations. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, further reductions in workforce, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

We also expect that our ability to fully access commercial paper and other unsecured public debt markets will depend upon improvements in our credit ratings, which in turn depend on our ability to demonstrate sustained profitability growth and operating cash generation and continued progress on our vendor financing initiatives. Until full access to the unsecured public debt markets is restored, we expect some bank credit lines to continue to be unavailable. We have filed with the Securities and Exchange Commission a Form S-3 “universal” shelf registration statement covering a variety of securities. When the registration statement is declared effective, we may opportunistically access the public capital markets when we deem market conditions to be appropriate.

2.	Accounting Changes and New Accounting Standards:

Asset Retirement Obligations: In 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003 and its adoption did not have any effect on our financial position or results of operations.

Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. We do not expect the adoption of this standard to have any impact on our results of operations, financial position or liquidity.

Guarantees: In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivatives and Hedging” (“SFAS No. 133”), a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that we have entered are disclosed in Note 8. We do not expect the requirements of FIN 45 to have a material impact on our results of operations, financial position or liquidity.

Stock-Based Compensation: In 2002, FASB issued Statement No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”) which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 in the fourth quarter of 2002. Since we have not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

We do not recognize compensation expense relating to employee stock options because we only grant options with an exercise price equal to the fair value of the stock on the effective date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma net loss and loss per share would have been as follows:

	Three months ended March 31,
	2003	2002
Net loss available to common shareholders—as reported	$(75)	$(114)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(14)	(18)

Net loss available to common shareholders—pro forma	$(89)	$(132)

Basic and Diluted EPS—as reported	$(0.10)	$(0.16)
Basic and Diluted EPS—pro forma	(0.12)	(0.18)

Costs Associated with Exit or Disposal Activities: In 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. We adopted SFAS No. 146 in the fourth quarter of 2002. Refer to Note 3 for further discussion.

3.	Restructuring Programs:

Since early 2000, we have engaged in a series of restructuring programs related to downsizing our employee base, exiting certain businesses, outsourcing certain internal functions and engaging in other actions designed to reduce our cost structure. We accomplished these objectives through the undertaking of restructuring initiatives. As of December 31, 2002, all previous restructuring programs had been substantially completed, except for the Turnaround Program and the Fourth Quarter 2002 Restructuring Program which continued through March 31, 2003. We have completed all our major initiatives and do not expect material provisions in the future, aside from those discussed below. However, as management continues to evaluate the business, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed. Detailed information related to the Fourth Quarter 2002 Restructuring Program and the Turnaround Program are outlined below.

Fourth Quarter 2002 Restructuring Program. On October 1, 2002, we adopted the provisions of SFAS No. 146. During the fourth quarter of 2002, we announced a worldwide restructuring program and subsequently recorded a provision of $402. The provision consisted of $312 for severance and related costs, $45 of costs associated with lease terminations and future rental obligations, net of estimated future sublease rents and $45 for asset impairments. The severance and related costs were related to the elimination of approximately 4,700 positions worldwide. As of March 31, 2003, substantially all the 4,700 affected employees had been separated under the program. The lease termination and asset impairment provisions related primarily to the exiting and consolidation of office facilities, distribution centers and warehouses worldwide. During the first quarter of 2003, we provided an additional $9 (including $13 for pension settlement charges), net of reversals of $10 related to changes in estimates for severance costs. The Fourth Quarter Restructuring Program reserve balance at March 31, 2003 of $145 is expected to be substantially utilized during the remainder of 2003.

The following table summarizes the restructuring activity for the Fourth Quarter 2002 Restructuring Program for the three months ended March 31, 2003:

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance at December 31, 2002	$241	$45	$286
Provisions, including accretion	17	2	19
Reversals	(10)	—	(10)
Charges (1)	(146)	(4)	(150)

Balance at March 31, 2003	$102	$43	$145

(1)	Includes the impact of currency translation adjustments of $(4).

The following tables summarize the total amount of costs expected to be incurred in connection with the Fourth Quarter 2002 restructuring program and the cumulative amount incurred as of March 31, 2003:

Segment Reporting:

	Cumulative Amount Incurred as of December 31, 2002	Amount Incurred for the Three Months ended March 31, 2003	Cumulative Amount Incurred as of March 31, 2003	Total Expected to be Incurred *
Production	$146	$3	$149	$195
Office	102	3	105	137
DMO	54	—	54	55
Other	100	3	103	134

Net Provision	$402	$9	$411	$521

*	The total amount of $521 represents the cumulative amount incurred through March 31, 2003 plus anticipated 2003 restructuring charges of $110 ($77 of which are expected to relate to pension settlements). The actual pension settlements could change based on the level of participants who elect to receive the lump-sum distributions and the pension asset values as of such date. The balance of the planned 2003 restructuring provisions relates to additional severance and cost reductions, principally related to our Xerox Engineering Systems business.

Major Cost Reporting:

	Cumulative Amount Incurred as of December 31, 2002	Amount Incurred for the Three Months ended March 31, 2003	Cumulative Amount Incurred as of March 31, 2003	Total Expected to be Incurred *
Severance and Related Costs	$312	$7	$319	$423
Lease Cancellation and Other Costs	45	2	47	53
Asset Impairments	45	—	45	45

Net Provision	$402	$9	$411	$521

Turnaround Program. The Turnaround Program began in October 2000 to reduce costs, improve operations, transition customer equipment financing to third-party vendors and sell certain assets. As of December 31, 2002, we had $131 of restructuring reserves remaining primarily related to employee severance as a result of our downsizing efforts. The Turnaround Program reserve balance at March 31, 2003 was $78. The remaining severance is expected to be utilized in 2003.

The following table summarizes the restructuring activity for the Turnaround Program for the quarter ended March 31, 2003:

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance at December 31, 2002	$104	$27	$131
Provisions	1	—	1
Reversal	(2)	—	(2)
Charges (1)	(51)	(1)	(52)

Balance at March 31, 2003	$52	$26	$78

(1)	Includes the impact of currency translation adjustments of $(2).

The SOHO Disengagement Plan is substantially completed. As of March 31, 2003, we had $6 of reserves remaining under the SOHO Disengagement Plan, which were primarily for lease cancellation and other costs.

Reconciliation of Restructuring Charges to Statements of Cash Flows

The following is a reconciliation of charges to the restructuring reserves for all restructuring actions to the amounts reported in the Consolidated Statement of Cash Flows as Cash payments for restructurings:

March 31, 2003
Charges to reserve, all programs	$(202)
Non-cash items:
Pension settlements	13
Effects of foreign currency and other non-cash	9

Cash payments for restructurings	$(180)

4.	Common Shareholders’ Equity:

Common shareholders’ equity consisted of:

	March 31, 2003	December 31, 2002
Common stock	$742	$738
Additional paid-in-capital	2,015	2,001
Retained earnings	950	1,025
Accumulated other comprehensive loss (1)	(1,936)	(1,871)

Total	$1,771	$1,893

(1)	Accumulated other comprehensive loss at March 31, 2003 was comprised of cumulative translation adjustments of $(1,505) and a minimum pension liability of $(431).

Comprehensive loss consists of:

	March 31, 2003	March 31, 2002
Net Loss	$(65)	$(114)
Translation adjustments	19	(49)
Unrealized losses on marketable securities	—	(3)
Adjustment for minimum pension liability (1)	(85)	(25)
Cash flow hedge adjustments	1	4

Comprehensive loss	$(130)	$(187)

(1)	The change of $85 in the minimum pension liability since December 31, 2002 relates to our portion of a minimum pension liability charge recorded by Fuji Xerox during the period.

5.	Interest Expense and Income:

Interest expense and interest income consisted of:

	Three Months Ended March 31,
	2003	2002
Interest expense (1)	$202	$181
Interest income (2)	261	285

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Operations.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Operations.

Equipment financing interest is determined based on a combination of actual interest expense incurred on financing debt, as well as our estimated cost of funds, applied against the estimated level of debt required to support our financed receivables. The estimate is based on an assumed ratio of debt as compared to our finance receivables. This ratio ranges from 80-90% of our average finance receivables. This methodology has been consistently applied for all periods presented.

6.	Segment Reporting:

Our reportable segments are as follows: Production, Office, Developing Markets Operations (DMO) and Other. Effective January 1, 2003, Small Office/Home Office (SOHO), a business that we exited in 2001, is now reported in Other as it no longer meets the quantitative thresholds for separate reporting related to assets, revenues and profitability and its results are no longer regularly reviewed by our chief operating decision maker. In 2003, we reclassified our mid-range color products (11-40 pages per minute) from the Production segment to the Office segment to align our segment reporting with the marketplace and how we manage our business. As a result, 2002 revenue of $1,093 was reclassified from the Production segment to the Office segment. The quarterly impact was as follows: $237, $259, $259, $338 for the first, second, third, and fourth quarters of 2002, respectively. Operating profit was reclassified for this change as well as for certain changes in corporate and other expense allocations. The following table illustrates the impact of the aforementioned changes on operating profit for 2002:

	Three Months Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Total
Production	$(31)	$(29)	$(46)	$(69)	$(175)
Office	15	14	37	57	123
DMO	7	7	7	8	29
Other	9	8	2	4	23

Total	—	—	—	—	—

The Production segment includes black and white products over 91 pages per minute and color products over 41 pages per minute. Products include the DocuTech, DocuPrint, and DocuColor families as well as older technology light-lens products. These products are sold, predominantly through direct sales channels in North America and Europe, to Fortune 1000, graphic arts, government, education and other public sector customers.

The Office segment includes black and white products up to 90 pages per minute and color multi-function devices up to 40 pages per minute. Products include our family of Document Centre digital multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers, and facsimile products. These product are sold, through direct and indirect sales channels in North America and Europe, to global, national and mid-size commercial customers as well as government, education and other public sector customers.

The DMO segment includes our operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. This segment includes sales of products that are typical to the aforementioned segments, however management serves and evaluates these markets on an aggregate geographic, rather than product, basis.

The segment classified as Other, includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Group (“XSG”) (predominantly paper), SOHO, Xerox Engineering Systems (“XES”), Xerox Technology Enterprises (“XTE”) and consulting services, royalty and license revenues. Other segment profit (loss) includes the operating results from paper sales and these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the businesses including non-financing interest and other non-allocated costs. Other segments’ total assets include XSG, SOHO, XES, and our investment in Fuji Xerox.

Operating segment revenues and profitability for the three months ended March 31, 2003 and 2002 were as follows:

	Production	Office	DMO	Other	Total
2003
Total segment revenues	$1,065	$1,834	$363	$495	$3,757

Segment profit (loss)	$93	$155	$29	$(65)	$212

2002
Total segment revenues	$1,080	$1,837	$448	$493	$3,858

Segment profit (loss)	$75	$107	$2	$(86)	$98

The following is a reconciliation to pre-tax loss:

	Three months ended March 31,
	2003	2002
Total segment profit	$212	$98
Reconciling items:
Provision for litigation	(300)	—
Restructuring and impairment charges	(8)	(146)
Restructuring related inventory charge	—	(2)
Allocated item:
Equity in net income of unconsolidated affiliates	(14)	(11)

Pre-tax loss	$(110)	$(61)

7.	Debt and Vendor Financing:

Our financing business, including our vendor financing outsourcing and securitization activities, is described in detail in our 2002 Form 10-K. During the three months ended March 31, 2003, we completed the following significant vendor financing outsourcing initiatives:

•	We received $580 secured by our finance receivables in connection with our New U.S. Vendor Financing Agreement with General Electric Capital Corporation and affiliates (“GE”) as disclosed in Note 5 to our consolidated financial statements in our 2002 Form 10-K. This amount included a special funding of approximately $265 secured by state and local governmental lease contracts and other previously excluded contracts. The agreement with GE was amended in March 2003 to allow for the inclusion of state and local governmental contracts in future securitizations.

•	In Canada, we extended the existing vendor financing program with GE and received $153, net of escrow requirements of $4 and fees of $1, secured by our finance receivables.

8.	Litigation, Regulatory Matters and Other Contingencies:

Guarantees, Indemnifications and Warranty Liabilities:

As more fully discussed in Note 2, we apply the disclosure provisions of FIN 45 to our agreements that contain guarantee or indemnification clauses. These disclosures require that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of March 31, 2003, we have accrued our estimate of liability incurred under these indemnification arrangements and guarantees.

Indemnification of Officers and Directors—Our corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify our officers and directors against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to Xerox Corporation and our subsidiaries. The by-laws provide no limit on the amount of indemnification. As permitted under New York law, we have purchased directors and officers insurance coverage to cover claims made against the directors and officers during the applicable policy periods. The amounts and types of coverage have varied from period to period as dictated by market conditions. The current policy provides $105 of coverage and has no deductible. The litigation matters and regulatory actions described below involve certain of the Company’s current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, the current and prior period insurance policies. However, certain indemnification payments may not be covered under our director’s and officer’s insurance coverage.

Product Warranty Liabilities:

In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations including any obligations under customer satisfaction programs. In few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our lower-end products in the Office segment, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. The following table summarizes product warranty activity for the three months ended March 31, 2003:

	Balance December 31, 2002	Provisions, Changes & Other	Payments	Balance March 31, 2003
Product warranty liabilities	$25	$15	$(14)	$26

Tax related contingencies:

At March 31, 2003 and December 31, 2002, our Brazilian operations had received assessments levied against it for indirect and other taxes which, inclusive of interest, were approximately $335 and $260, respectively. The increase is primarily due to currency changes, indexation, interest and additional assessments. These assessments related principally to the internal transfer of inventory. We are disputing these assessments and intend to vigorously defend our position. We, as supported by the opinion of legal counsel, do not believe that the ultimate resolution of these assessments will materially impact our results of operations, financial position or cash flows.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we provide for additional tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results.

Legal Matters:

As more fully discussed below, we are a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”). As required by Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” we determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters result in a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. That motion is currently pending. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Christine Abarca, et al. v. City of Pomona, et al. (Pomona Water Cases): On June 24, 1999, the Company was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of our alleged disposal and/or release of hazardous substances into the soil, air and groundwater. Subsequently, six additional complaints were filed in the same court on behalf of another 459 plaintiffs, with the same claims for damages as the June 1999 action. All seven cases have been served on the Company, the Company denies liability and it is actively defending against them. Plaintiffs in all seven cases further allege that they have been exposed to such hazardous substances by inhalation, ingestion and dermal contact, including but not limited to hazardous substances contained within the municipal drinking water supplied by the City of Pomona and the Southern California Water Company. Plaintiffs’ claims against the Company include personal injury, wrongful death, property damage, negligence, trespass, nuisance, fraudulent concealment, absolute liability for ultra-hazardous activities, civil conspiracy, battery and violation of the California Unfair Trade Practices Act. Damages are unspecified. The seven cases against the Company (“Abarca Group”) have been coordinated with approximately 13 unrelated cases against other defendants which involve alleged contaminated groundwater and drinking water in the San Gabriel Valley area of Los Angeles County. In all of those cases, plaintiffs have sued both the providers of drinking water and the industrial defendants who they contend contaminated the water. The body of groundwater involved in the Abarca cases, and allegedly contaminated by the Company, is separate and distinct from the body of groundwater that is involved in the San Gabriel Valley cases, and there is no allegation that the Company is involved in the San Gabriel Valley cases. Nonetheless, the court ordered both groups of cases to be coordinated because both groups concern allegations of groundwater and drinking water contamination, have similar theories of liability alleged against the defendants, and involve a number of similar legal issues, thus apparently making it more efficient, in the view of the court, for all of them to be handled by one judge. Discovery has begun and no trial date has been set. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. The defendants’ motion to dismiss the second consolidated amended complaint was denied, as moot. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of an expanded class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; the other alleging that the individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss the complaint. That motion is currently pending. The individual defendants and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Bingham v. Xerox Corporation, et al: A lawsuit filed by James F. Bingham, a former employee of the Company, is pending in the Superior Court of Connecticut, Judicial District of Waterbury (Complex Litigation Docket) against the Company, Barry D. Romeril, Eunice M. Filter and Paul Allaire. The complaint alleges that the plaintiff was wrongfully terminated in violation of public policy because he attempted to disclose to senior management and to remedy alleged accounting fraud and reporting irregularities. The plaintiff further claims that the Company and the individual defendants violated the Company’s policies/commitments to refrain from retaliating against employees who report ethics issues. The plaintiff also asserts claims of defamation and tortious interference with a contract. He seeks: (i) unspecified compensatory damages in excess of $15 thousand,

(ii) punitive damages, and (iii) the cost of bringing the action and other relief as deemed appropriate by the court. The parties are engaged in discovery. The court has scheduled trial during February to March 2004 and alternative trial dates in November 2003. The individuals and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Berger, et al. v. RIGP: A class was certified in an action originally filed in the United States District Court for the Southern District of Illinois on July 25, 2000 against the Company’s Retirement Income Guarantee Plan (“RIGP”). The RIGP represents the primary U.S. pension plan for salaried employees. Plaintiffs brought this action on behalf of themselves and an alleged class of over 25,000 persons who received lump sum distributions from RIGP after January 1, 1990. Plaintiffs assert violations of the ERISA, claiming that the lump sum distributions were improperly calculated. On July 3, 2001, the court granted the Plaintiffs’ motion for summary judgment, finding the lump sum calculations violated ERISA. On September 30, 2002, the court entered a judgment on damages, stating it would adopt plaintiffs’ methodology for calculating such damages, resulting in a damage award of $284. Based on advice of legal counsel, RIGP concluded that success on appeal was probable and the judgment would be overturned based on significant errors of law in the lower court. RIGP appealed the District Court’s ruling with respect to both liability and damages. Subsequently, there were briefings, followed by an oral argument of the appeal to the Seventh Circuit of Appeals on April 9, 2003. Following the oral argument, RIGP and its counsel reassessed the probability of a favorable outcome related to the litigation which has resulted in the Company recording a charge equal to the amount of the initial judgment of $284 plus applicable interest, or $300. Other than for the accrual of interest at the prime rate, the charge will only be subject to adjustment upon final legal determination, or upon settlement of the parties. As sponsor of the Plan, we were required to record the charge related to our obligation as, under relevant accounting standards, the results of the reassessment required recognition of the judgment. Although counsel and RIGP continue to believe the District Court’s judgment should be overturned, it is possible that the appeal may ultimately not prevail. Any final judgment after the decision would be paid from RIGP assets. However, such payment may require the Company to make additional contributions to RIGP in the future but not before 2005.

Florida State Board of Administration, et al. v. Xerox Corporation, et al.: A securities law action brought by four institutional investors, namely the Florida State Board of Administration, the Teachers’ Retirement System of Louisiana, Franklin Mutual Advisers and PPM America, Inc., is pending in the United States District Court for the District of Connecticut against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler and KPMG. The plaintiffs bring this action individually on their own behalves. In an amended complaint filed on October 3, 2002, one or more of the plaintiffs allege that each of the Company, the individual defendants and KPMG violated Sections 10(b) and 18 of the 1934 Act, SEC Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. ss. 517.301, and the Louisiana Securities Act, R.S. 51:712(A). The plaintiffs further claim that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 1934 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s financial condition and accounting and reporting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants, at various times from 1997 through 2000 they bought shares of the Company’s common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses in excess of $200. The plaintiffs further contend that the alleged fraudulent scheme prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was false and misleading. The plaintiffs seek, among other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys’ and experts’ fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss all claims in the complaint that are in common with the claims in the Carlson action. That motion is currently pending. The individual defendants and we deny any wrongdoing alleged in the complaint and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Three additional class actions (Hopkins, Uebele and Saba) were subsequently filed in the same court making substantially similar claims. On October 16, 2002, the four actions were consolidated as In Re Xerox Corporation ERISA Litigation. On November 15, 2002, a consolidated amended complaint was filed. A fifth class action (Wright) was filed in the District of Columbia. It has been transferred to Connecticut and consolidated with the other actions. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include

Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that all the foregoing defendants were “named” or “de facto” fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the best interest of Plan participants. The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing retirement benefits in Xerox stock. Plaintiff also claims that defendants failed to ensure that Plan assets were invested prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent. The complaint does not specify the amount of damages sought. However, it asks that the losses to the Plan be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. We and the other defendants deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Digwamaje et al. v. IBM et al: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the complaint on the Company was deemed effective as of December 6, 2002. The defendants include Xerox and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. The foregoing damages are being sought from all defendants, jointly and severally. Xerox intends to vigorously defend the action and plans to file a motion to dismiss the complaint. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: On November 15, 2001, MPI Technologies, Inc. (“MPI”) sent to the American Arbitration Association a Demand for Arbitration of a dispute arising under an Agreement made as of March 15, 1994 between MPI and Xerox Canada Ltd. (“XCL”) to which the Company later became a party (“Agreement”). The Demand for Arbitration claimed that XCL and the Company owed royalties to MPI for software licensed under the Agreement and initially alleged damages “estimated to be in excess of $30 million.” In a subsequent claim submitted in the arbitration proceedings, MPI has alleged damages of $69 for royalties owed, $35 for breach of fiduciary duty, $35 in punitive damages and unspecified damages and injunctive relief with respect to a claim of copyright infringement. The parties have selected three arbitrators and have agreed to conduct the arbitration in Canada. On January 13 and 14, 2003, the arbitrators heard argument on the motion of the Company and XCL to dismiss for lack of jurisdiction MPI’s claims for copyright infringement, breach of fiduciary duty and for punitive damages. The arbitration panel ruled on February 14, 2003 that it had jurisdiction to hear all three issues. On March 14, 2003 the Company and XCL petitioned the Ontario courts to re-decide the issue of the panel’s jurisdiction to hear copyright infringement claims. The Company and XCL deny any liability or wrongdoing, including any royalties owed, have asserted a counterclaim against MPI for overpayment of royalties and intend to vigorously defend the claim. Based on the stage of the arbitration, it is not possible to estimate the amount of loss or the range of possible loss that might result from an adverse ruling or a settlement of this matter.

Accuscan, Inc. v. Xerox Corporation: On April 11, 1996, an action was commenced by Accuscan, Inc. (“Accuscan”), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40. However, on September 14, 1998, the court granted our motion for a new trial on damages. The trial ended on October 25, 1999 with a jury verdict of $10. Our motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the court. We appealed to the Court of Appeals for the Federal Circuit (“CAFC”) which found the patent not infringed, thereby terminating the lawsuit subject to an appeal which has been filed by Accuscan to the U.S. Supreme Court. The decision of the U.S. Supreme Court was to remand the case (along with eight others) back to the CAFC to consider its previous decision based on the Supreme Court’s May 28, 2002 ruling in the Festo case. We deny any liability or wrongdoing and intend to vigorously defend the action. Shortly after remand of the case to the CAFC, Accuscan sought reinstatement of a $10 million supersedeas bond in the District Court for the Southern District of New York. On February 5, 2003, the District Court refused to re-impose the bond, despite the remand from the Supreme Court to the CAFC, stating that “it [appears] unlikely that the Federal Circuit will reverse itself.”

Derivative Litigation Brought on Behalf of the Company:

In re Xerox Derivative Actions: A consolidated putative shareholder derivative action is pending in the Supreme Court of the State of New York, County of New York against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG. The plaintiffs purportedly brought this action in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders. The second consolidated amended complaint alleges that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further allege that each of the director defendants breached his/her duties of due care and diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The second amended complaint also asserts claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claim that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox is held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgement and post-judgement interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. On December 16, 2002, the Company and the individual defendants answered the complaint. The parties are currently engaged in discovery. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Pall v. Buehler, et al.: On May 16, 2002, a shareholder commenced a derivative action in the United States District Court for the District of Connecticut against KPMG. The Company was named as a nominal defendant. Plaintiff purported to bring this action derivatively in the right, and for the benefit, of the Company. He contended that he is excused from complying with the prerequisite to make a demand on the Xerox Board of Directors, and that such demand would be futile, because the directors are disabled from making a disinterested, independent decision about whether to prosecute this action. In the original complaint, plaintiff alleged that KPMG, the Company’s former outside auditor, breached its duties of loyalty and due care owed to Xerox by repeatedly acquiescing in, permitting and aiding and abetting the manipulation of Xerox’s accounting and financial records in order to improve the Company’s publicly reported financial results. He further claimed that KPMG committed malpractice and breached its duty to use such skill, prudence and diligence as other members of the accounting profession commonly possess and exercise. Plaintiff claimed that as a result of KPMG’s breaches of duties, the Company has suffered loss and damage. On May 29, 2002, plaintiff amended the complaint to add as defendants the present and certain former directors of the Company. He added claims against each of them for breach of fiduciary duty, and separate additional claims against the directors who are or were members of the Audit Committee of the Board of Directors, based upon the alleged failure, inter alia, to implement, supervise and maintain proper accounting systems, controls and practices. The amended derivative complaint demands a judgment declaring that the defendants have violated and/or aided and abetted the breach of fiduciary and professional duties to the Company and its shareholders; awarding the Company unspecified compensatory damages, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages; and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees. On August 16, 2002, the individual defendants and Xerox filed a motion to dismiss the action. On March 27, 2003, the motion was granted. On April 22, 2003, the court entered judgment in favor of the defendants, dismissing the action in its entirety. The period for filing an appeal will expire on May 22, 2003.

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

Other Matters:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” On January 14, 1999, the U.S. Patent and Trademark Office (“PTO”) granted the first of two 3Com/Palm requests for reexamination of the Unistrokes patent challenging its validity. The PTO concluded its reexaminations and confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the judge narrowly interpreted the scope of the Unistrokes patent claims and, based on that narrow determination, found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims. On October 5, 2000, the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity thus establishing liability. On December 21, 2001, Palm appealed to the Court of Appeals. We moved for a trial on damages and an injunction or bond in lieu of injunction. The District Court denied our motion for a temporary injunction, but ordered a $50 bond to be posted to protect us against future damages until the trial. Palm provided a $50 irrevocable letter of credit in favor of Xerox. In January 2003, after the oral argument, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and that Xerox will be entitled to an injunction if the validity of the patent is favorably determined. It remanded the validity issues back to the District Court for further validity analysis. On March 20, 2003, we sought reconsideration of the Court of Appeals opinion, but such reconsideration was denied on April 8, 2003. The parties anticipate being contacted soon by the District Court regarding procedure to be followed on remand. Because the validity of the patent must be reconsidered, the basis for the protection bond no longer exists, and the $50 irrevocable letter of credit has been returned.

Xerox Corporation v. Business Equipment Research & Test Laboratories, Inc.: On July 9, 2002, the Company filed an action in U.S. District Court for the Western District of New York against Business Equipment Research & Test Laboratories, Inc. and one of its owners (collectively “BERTL”) alleging libel per se, trade libel, tortious interference with prospective business relationship, unfair competition, breach of contract, violation of the federal Computer Fraud and Abuse Act, deceptive acts and practices and conversion. On December 11, 2002, Xerox filed an amended complaint, alleging the same claims with greater specificity. Xerox seeks unspecified damages, injunctive relief and a declaratory judgment that Xerox has not infringed BERTL’s trademarks or copyrights, breached any agreement with BERTL or engaged in unfair competition. On January 24, 2003, BERTL filed its answer and sixteen counterclaims against Xerox Corporation and XCL, totaling $53; comprising $33 in compensatory damages and $20 in punitive damages in the aggregate. BERTL also moved to dismiss seven of Xerox’s nine claims. BERTL’s counterclaims against Xerox principally allege infringement of copyrights, appropriation of trade secrets, defamation and breach of contract. The Company and XCL deny any wrongdoing and intend to vigorously pursue the Company’s claims and defend the counterclaims Based on the stage of the litigation, it is not possible to assess the probable outcome of the litigation, including the amount of any loss or range of possible loss that might result from an adverse ruling on the counterclaim in this matter.

U.S. Attorney’s Office Investigation: As we announced on September 23, 2002, we learned that the U.S. attorney’s office in Bridgeport, Conn., is conducting an investigation into matters relating to Xerox. We have not been advised by the U.S. attorney’s office regarding the nature, scope or timing of the investigation. We are cooperating and providing documents, as requested.

Securities and Exchange Commission Investigation and Review: On April 1, 2002, we announced that we had reached a settlement with the SEC on the previously disclosed proposed allegations related to matters that had been under investigation since June 2000. As a result, on April 11, 2002, the SEC filed a complaint, which we simultaneously settled by consenting to the entry of an Order enjoining us from future violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a) and 13(b) of the 1934 Act and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 13b2-1 thereunder, requiring payment of a civil penalty of $10, and imposing other ancillary relief. We neither admitted nor denied the allegations of the complaint. The $10 civil penalty is included in Other Expenses, net in 2002 in the Consolidated Statement of Income. Under the terms of the settlement, in 2001 we restated our financial statements for the years 1997 through 2000.

As part of the settlement, a special committee of our Board of Directors retained Michael H. Sutton, former Chief Accountant of the SEC, as an independent consultant to review our material accounting controls and policies. Mr. Sutton commenced his review in July 2002. On February 21, 2003, Mr. Sutton delivered his final report, together with observations and recommendations, to members of the special committee. On April 18, 2003, a copy of Mr. Sutton’s report was delivered to the Board of Directors and the SEC. The Board of Directors must report to the SEC the decisions taken as a result of the report by June 17, 2003.

Other Matters: It is our policy to carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken, and where appropriate, public disclosure is made. In recent years we have become aware of a number of issues at our Indian subsidiary that occurred over a period of several years much of which occurred before we obtained majority ownership of these operations in mid 1999. These issues include misappropriations of funds and payments to other companies, that may have been inaccurately recorded on the subsidiary’s books, and certain improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. Our policy is to promptly investigate these activities once we become aware of them. As appropriate, we have reported them to the Indian authorities, the U.S. Department of Justice and to the SEC. Certain transactions of our unconsolidated South African affiliate that appear to have been improperly recorded as part of an effort to sell supplies outside of its authorized territory have been investigated and a report of the results has been received by the Board of Directors of the South African affiliate. Disciplinary actions have been taken, and the adjustments to our financial statements were not material. Following an investigation we have determined that certain inter-company and other balances in the local books and records of our majority-owned affiliate in Nigeria could not be substantiated. The Company’s records did not reflect these amounts and the local books have been adjusted to be consistent with them. This adjustment has had no effect on our financial statements. This matter has been reported to the SEC and the Department of Justice. We are in the process of liquidating this company in connection with the December 2002 sale of our interest in the Nigerian business to our local partner.

9.	Earnings per Share:

The following tables summarize basic and diluted loss per share for the three months ended March 31, 2003 and 2002 (shares in thousands):

	Three months ended March 31,
	2003	2002
Basic and Diluted Loss Per Common Share:
Loss before cumulative effect of change in accounting principle	$(65)	$(51)
Accrued dividends on preferred stock, net	(10)	—

Loss available to common shareholders before cumulative effect of change in accounting principle	$(75)	$(51)
Cumulative effect of change in accounting principle	—	(63)

Net loss available to common shareholders	$(75)	$(114)

Average common shares outstanding during the period	741,505	725,639
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.10)	$(0.07)
Cumulative effect of change in accounting principle	—	(0.09)

Basic and diluted loss per share	$(0.10)	$(0.16)

10.	Financial Statements of Subsidiary Guarantors:

As indicated in Note 11 to the consolidated financial statements included in our 2002 Form 10-K, we have Senior Note debt (issued in January 2002) guaranteed by certain of our subsidiaries.

The subsidiaries include Palo Alto Research Center Incorporated, Talegen Holdings, Inc., Xerox Credit Corporation, Xerox Export, LLC, Xerox Finance, Inc., Xerox Financial Services, Inc., Xerox Imaging Systems, Inc., Xerox International Joint Marketing, Inc., Xerox Latinamerican Holdings, Inc., Intelligent Electronics, Inc. and Xerox Global Services, Inc. (the “Guarantor Subsidiaries”). The subsidiary guarantees provide that each Guarantor Subsidiary will fully and unconditionally guarantee the obligations of Xerox Corporation (“the Parent Company”) under the debt on a joint and several basis. Each Guarantor Subsidiary, as defined, is wholly-owned by the Parent Company. The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and total consolidated Xerox Corporation and subsidiaries as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002.

Condensed Consolidating Statements of Operations For the Three Months Ended March 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$799	$16	$774	$—	$1,589
Service, outsourcing and rentals	1,095	10	812	—	1,917
Finance income	78	46	150	(23)	251
Intercompany revenues	83	5	96	(184)	—

Total Revenues	2,055	77	1,832	(207)	3,757

Costs and Expenses
Cost of sales	501	12	531	(43)	1,001
Cost of service, outsourcing and rentals	593	13	486	(3)	1,089
Equipment financing interest	23	17	75	(23)	92
Intercompany cost of sales	74	—	78	(152)	—
Research and development expenses	217	11	10	(2)	236
Selling, administrative and general expenses	618	11	391	—	1,020
Restructuring and asset impairment charges	11	—	(3)	—	8
Provision for litigation	300	—	—	—	300
Other (income) expenses, net	82	(10)	49	—	121

Total Costs and Expenses	2,419	54	1,617	(223)	3,867

(Loss) Income before Income Taxes (Benefits), Equity Income and Minorities’ Interests	(364)	23	215	16	(110)
Income taxes (benefits)	(148)	15	74	6	(53)

Income (Loss) before Equity Income and Minorities’ Interests	(216)	8	141	10	(57)
Equity in net income of unconsolidated affiliates	2	2	7	3	14
Equity in net income of consolidated affiliates	149	—	—	(149)	—
Minorities’ interests in earnings of subsidiaries	—	—	—	(22)	(22)

Net Income (Loss)	$(65)	$10	$148	$(158)	$(65)

Condensed Consolidating Balance Sheets as of March 31, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Assets
Cash and cash equivalents	$2,358	$—	$677	$—	$3,035
Accounts receivable, net	738	17	1,412	—	2,167
Billed portion of finance receivables, net	308	—	193	—	501
Finance receivables, net	329	257	2,344	—	2,930
Inventories	720	5	486	14	1,225
Other current assets	476	282	464	—	1,222

Total Current Assets	4,929	561	5,576	14	11,080

Finance receivables due after one year, net	611	476	4,283	—	5,370
Equipment on operating leases, net	191	—	213	3	407
Land, buildings and equipment, net	1,043	12	693	—	1,748
Investments in affiliates, at equity	35	44	472	—	551
Investments in and advances to consolidated subsidiaries	7,245	—	709	(7,954)	—
Other long-term assets	1,445	716	2,135	—	4,296
Intangible assets, net	351	—	—	—	351
Goodwill	491	296	755	—	1,542

Total Assets	16,341	2,105	14,836	(7,937)	25,345

Liabilities and Equity
Short-term debt and current portion of long-term debt	2,306	459	2,357	—	5,122
Accounts payable	406	2	296	—	704
Other current liabilities	608	350	1,201	—	2,159

Total Current Liabilities	3,320	811	3,854	—	7,985

Long-term debt	4,158	1,372	3,663	—	9,193
Intercompany payables, net	3,314	(2,503)	(822)	11	—
Other long-term liabilities	3,284	9	828	—	4,121

Total Liabilities	14,076	(311)	7,523	11	21,299

Minorities’ interest in equity of subsidiaries	—	—	—	73	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	—	—	1,708	—	1,708
Preferred stock	536	—	—	—	536
Deferred ESOP benefits	(42)	—	—	—	(42)
Common stock, including additional paid-in capital	2,757	1,715	5,315	(7,030)	2,757
Retained earnings	950	704	2,004	(2,708)	950
Accumulated other comprehensive loss	(1,936)	(3)	(1,714)	1,717	(1,936)

Total Liabilities and Equity	$16,341	$2,105	$14,836	$(7,937)	$25,345

Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Company
Net cash provided by (used in) operating activities	$674	$17	$(532)	$159
Net cash used in investing activities	9	(23)	(80)	(94)
Net cash provided by (used in) financing activities	3	(7)	92	88
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	(5)

Increase (decrease) in cash and cash equivalents	686	(13)	(525)	148
Cash and cash equivalents at beginning of period	1,672	13	1,202	2,887

Cash and cash equivalents at end of period	$2,358	$—	$677	$3,035

Condensed Consolidating Statements of Operations For the Three Months Ended March 31, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$801	$15	$767	$—	$1,583
Service, outsourcing and rentals	1,167	12	832	—	2,011
Finance income	76	86	127	(25)	264
Intercompany revenues	72	7	123	(202)	—

Total Revenues	2,116	120	1,849	(227)	3,858

Costs and Expenses
Cost of sales	487	12	561	(38)	1,022
Cost of service, outsourcing and rentals	658	12	492	—	1,162
Equipment financing interest	15	34	68	(25)	92
Intercompany cost of sales	66	1	95	(162)	—
Research and development expenses	207	11	15	(3)	230
Selling, administrative and general expenses	718	13	438	—	1,169
Restructuring and asset impairment charges	80	—	66	—	146
Other (income) expenses, net	1	(11)	108	—	98

Total Costs and Expenses	2,232	72	1,843	(228)	3,919

(Loss) Income before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(116)	48	6	1	(61)
Income taxes (benefits)	(51)	24	4	—	(23)

Income (Loss) before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(65)	24	2	1	(38)
Equity in net income of unconsolidated affiliates	3	3	5	—	11
Equity in net income of consolidated affiliates	11	—	—	(11)	—
Minorities’ interests in earnings of subsidiaries	—	—	—	(24)	(24)

Income (Loss) before Cumulative Effect of Change in Accounting Principle	(51)	27	7	(34)	(51)
Cumulative effect of change in accounting principle	(63)	—	(62)	62	(63)

Net Income (Loss)	$(114)	$27	$(55)	$28	$(114)

Condensed Consolidating Balance Sheets as of December 31, 2002
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Assets
Cash and cash equivalents	$1,672	$13	$1,202	$—	$2,887
Accounts receivable, net	714	20	1,338	—	2,072
Billed portion of finance receivables, net	341	—	223	—	564
Finance receivables, net	392	374	2,322	—	3,088
Inventories	692	3	544	(8)	1,231
Other current assets	554	285	413	(66)	1,186

Total Current Assets	4,365	695	6,042	(74)	11,028

Finance receivables due after one year, net	712	651	3,990	—	5,353
Equipment on operating leases, net	200	—	265	(15)	450
Land, buildings and equipment, net	1,058	13	686	—	1,757
Investments in affiliates, at equity	32	41	555	—	628
Investments in and advances to consolidated subsidiaries	7,842	—	686	(8,528)	—
Other long-term assets	1,412	737	2,168	1	4,318
Intangible assets, net	360	—	—	—	360
Goodwill	491	296	777	—	1,564

Total Assets	$16,472	$2,433	$15,169	$(8,616)	$25,458

Liabilities and Equity
Short-term debt and current portion of long-term debt	1,880	410	2,087	—	4,377
Accounts payable	447	7	385	—	839
Other current liabilities	793	370	1,268	140	2,571

Total Current Liabilities	3,120	787	3,740	140	7,787

Long-term debt	4,791	1,442	3,561	—	9,794
Intercompany payables, net	3,304	(3,097)	(194)	(13)	—
Other long-term liabilities	2,856	7	832	7	3,702

Total Liabilities	14,071	(861)	7,939	134	21,283

Minorities’ interest in equity of subsidiaries	—	—	—	73	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	—	—	1,701	—	1,701
Preferred stock	550	—	—	—	550
Deferred ESOP benefits	(42)	—	—	—	(42)
Common stock, including additional paid-in capital	2,739	2,632	4,995	(7,627)	2,739
Retained earnings	1,025	665	2,181	(2,846)	1,025
Accumulated other comprehensive loss	(1,871)	(3)	(1,647)	1,650	(1,871)

Total Liabilities and Equity	$16,472	$2,433	$15,169	$(8,616)	$25,458

Condensed Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
Net cash provided by operating activities	$59	$57	$27	$143
Net cash used in investing activities	(24)	(4)	(39)	(67)
Net cash provided by (used in) financing activities	788	(54)	(30)	704
Effect of exchange rate changes on cash and cash equivalents	—	—	(23)	(23)

Increase (decrease) in cash and cash equivalents	823	(1)	(65)	757
Cash and cash equivalents at beginning of period	2,414	1	1,575	3,990

Cash and cash equivalents at end of period	$3,237	$—	$1,510	$4,747

11.	Subsequent Events

France Securitization with Merrill Lynch

In April 2003, we signed a four-year agreement with Merrill Lynch, whereby the majority of lease receivables in France will be financed through ongoing securitizations based on new lease originations. The new agreement is in addition to the $362 received from Merrill Lynch in the fourth quarter 2002 and calls for the provision of funding through 2007 of up to 350 million Euros outstanding at any time. The agreement will become effective in June 2003 and allows for Merrill Lynch to securitize our lease receivables at over-collateralization rates of approximately 10 percent.

Payment of Convertible Debt due 2018

As of March 31, 2003 we had $560 of convertible debt due 2018. This debt, which is included in the second quarter 2003 debt maturities, contained a put option exercisable on April 21, 2003 that required us to purchase any debenture, at the option of the holder, at the then outstanding value. Consequently, on April 21, 2003, nearly all of the outstanding debentures were put back to us and were settled in cash on April 22, 2003.

Item 2

Xerox Corporation

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Summary

	Three Months Ended March 31,
(in millions)	2003	2002
Equipment sales	$898	$876
Post sale and other revenue	2,608	2,718
Finance income	251	264

Total Revenues	$3,757	$3,858

Reconciliation to Condensed Consolidated Statements of Operations
Sales	$1,589	$1,583
Less: Supplies, paper and other sales	(691)	(707)

Equipment sales	$898	$876

Service, outsourcing & rentals	$1,917	$2,011
Add: Supplies, paper and other sales	691	707

Post sale and other revenue	$2,608	$2,718

Total first quarter 2003 revenues of $3.8 billion declined 3 percent from $3.9 billion in the 2002 first quarter including a 4 percentage point benefit from currency. Despite continued economic weakness and competitive pressures, the first quarter 2003 year over year revenue decline continued to moderate from previous quarters. The majority of the revenue decline reflects reductions in our Developing Markets Operations (DMO) segment as our focus on profitable revenue and transition to third party financing has resulted in substantial year over year declines, which we believe will continue to moderate during 2003. Strong demand for our recently launched color and office monochrome multifunction and color products as well as increased print volumes led to growth in these revenues, which largely offset declines in older technology light lens revenue. Equipment sales grew 3 percent including a 6 percentage point benefit from currency and reflect the success of the numerous 2002 product launches mentioned above. Post sale and other revenue declined 4 percent as a 5 percentage point benefit from currency was more than offset by DMO declines, a reduction in the number of light lens copiers at customer locations and related page volume declines. Finance income declined 5 percent including a 5 percentage point benefit from currency. The Finance income decline reflected reduced equipment sales, the 2002 sale of our financing business in Italy as well as our partial exit from the leasing business in Germany, the Netherlands and several DMO countries.

	Three Months Ended March 31,
	2003	2002
Net Loss (in millions)	$(65)	$(114)
Diluted Loss per Share	$(0.10)	$(0.16)

The first quarter 2003 net loss of $65 million or 10 cents per diluted share included a $183 million after-tax charge ($300 million pre-tax) related to the Berger v. Retirement Income Guarantee Plan Litigation, after-tax restructuring charges of $5 million ($8 million pre-tax), and certain net foreign tax benefits of $13 million. Our underlying financial results include the effective implementation of cost and expense actions, which were accelerated in the fourth quarter 2002 and have resulted in increased gross margins and reduced selling, administrative and general (SAG) expenses. The first quarter 2002 net loss of $114 million or 16 cents per diluted share, included a goodwill impairment charge of $63 million associated with the adoption of SFAS No. 142, after tax restructuring charges of $101 million ($146 million pre-tax), an after tax charge of $44 million for permanently impaired capitalized software ($72 million pre-tax), a $10 million civil penalty associated with our settlement with the SEC, net after tax losses from unhedged foreign currency exposures of $22 million ($24 million pre-tax) and an after-tax gain of $12 million ($19 million pre-tax) related to the sale of Prudential common stock. The average common shares outstanding during the three months ended March 31, 2003 and 2002 were 742 million and 726 million, respectively.

Operations Review

Revenues for the three months ended March 31, 2003 and 2002 were as follows:

(in millions)	Production	Office	DMO	Other	Total
2003
Equipment Sales	$214	$557	$81	$46	$898
Post Sale and Other	755	1,129	279	445	2,608
Financing	96	148	3	4	251

Total Revenue	$1,065	$1,834	$363	$495	$3,757

2002
Equipment Sales	$230	$534	$69	$43	$876
Post Sale and Other	746	1,148	374	450	2,718
Financing	104	155	5	—	264

Total Revenue	$1,080	$1,837	$448	$493	$3,858

Equipment sales of $898 million in the first quarter 2003 grew 3 percent from $876 million in the first quarter 2002, reflecting the success of numerous 2002 product launches and a 6-percentage point benefit from currency. In the first quarter 2003, approximately 50 percent of equipment sales revenue was generated from products launched in the previous two years.

Production: 2003 first quarter equipment sales declined 7 percent from the first quarter 2002 as lower monochrome installations and price declines approximating 5 percent were only partially offset by favorable currency of 6 percentage points as well as mix and color install growth. Production monochrome installs declined just under 20 percent, reflecting continued sizeable light lens declines and production publishing reductions due to weakness in the graphic arts market and increased competition, particularly in the digital light production market. The Xerox 1010, our 101 page per minute digital device and first digital light production device, was introduced in November 2002 and is expected to have a larger impact in future quarters. Color equipment sales growth reflected the combination of modest installation increases and favorable mix, reflecting the launch of the DocuColor 6060 and DocuColor iGen3, which were partially offset by price declines.

Office: 2003 first quarter equipment sales increased 4 percent from the first quarter 2002 reflecting volume growth of approximately 15 percent. Volume growth was driven by multifunction color and monochrome multifunction reflecting the success of the Document Centre 500 series and DocuColor 1632 and 2240, all launched in June 2002. Volume growth and favorable currency more than offset low double-digit price declines associated with our more competitively priced offerings and modestly weaker product mix.

DMO: Equipment sales in the first quarter 2003 grew 17 percent from the 2002 first quarter reflecting approximately 20 percent volume growth as we continue to transition new business to cash sales and third party financing.

Post sale and other revenues of $2,608 million declined 4 percent from $2,718 million in the first quarter 2002, including a 5 percentage point benefit from currency. These declines reflect lower equipment installations in previous quarters, as post sale revenue is largely a function of the equipment placed at customer locations and the volume of prints and copies that our customers make on that equipment as well as associated services. First quarter 2003 supplies, paper and other sales of $691 million (included within post sale and other revenue) declined 2 percent from 2002, as supplies declines were only partially offset by growth in paper and other sales. Supplies declines reflected a lower installed base of equipment and reduced sales in the Small Office / Home Office (SOHO) business. Service, outsourcing and rental revenue of $1.9 billion declined 5 percent from the 2002 first quarter predominantly due to lower DMO rental revenues associated with a reduced equipment population and currency devaluation in DMO.

Production: 2003 first quarter post sale and other revenue grew by one percent as favorable currency of 6 percentage points and improved mix, driven by an increased volume of color pages, were partially offset by double-digit page volume declines in older technology light lens equipment.

Office: 2003 first quarter post sale and other revenue declined 2 percent as page volume declines exacerbated by unfavorable price and mix, more than offset favorable currency of 5 percentage points. Page volume declines reflect a significant reduction in pages generated from our older technology light lens products and more than offset double-digit page growth from our monochrome multifunction and color products.

DMO: 2003 first quarter post sale and other revenue declined 25 percent due largely to a lower number of machines at customer locations, page volume declines and currency devaluation. The lower machine population is the result of our focus on profitable revenue and transition to third party financing.

Other: 2003 first quarter post sale and other revenue declined one percent from the 2002 first quarter as declines in SOHO more than offset the impact of favorable currency.

Key Ratios and Expenses

	Three months ended March 31,
	2003	2002
	%	%
Gross Margin
Sales	37.0	35.4
Service, outsourcing and rentals	43.2	42.2
Finance Income	63.3	65.2
Total	41.9	41.0

First quarter 2003 total gross margin of 41.9 percent improved 0.9 percentage points, from 41.0 percent in the first quarter 2002, despite increased U.S. pension and other employee benefit expenses totaling $22 million or 0.6 percentage points in the first quarter 2003. Sales gross margins improved 1.6 percentage points to 37.0 percent in the first quarter 2003, driven by improved manufacturing productivity and spending reductions which more than offset the adverse impact of planned lower prices on new products, competitive price pressure and the benefit expense increase. Service, outsourcing and rentals margin improved one percentage point to 43.2 percent primarily reflecting reduced service expenses, despite increased benefit expenses, and improved document outsourcing productivity. First quarter 2003 financing gross margin declined 1.9-percentage points year over year but has improved during recent quarters in line with declining market interest rates impacting the cost of financing.

Research and development (R&D) expense of $236 million in the 2003 first quarter was $6 million higher than the first quarter 2002 including increased U.S. pension and other employee benefit expenses and continued investment in technological development, particularly in color. First quarter 2003 R&D spending is at a level that we believe is adequate to remain technologically competitive. Xerox R&D remains strategically coordinated with that of Fuji Xerox.

Selling, administrative and general (SAG) expenses of $1,020 million in the 2003 first quarter declined $149 million from the 2002 first quarter. The 2002 first quarter included a $72 million capitalized software write-off related to customer service software and spending of approximately $20 million related to our sponsorship of the Winter Olympics. 2003 first quarter SAG expense reductions reflect the benefit from previous restructuring actions, partially offset by a $25 million increase in U.S. pension and other employee benefit expenses. First quarter 2003 bad debt expense of $56 million was $47 million lower than the first quarter 2002 due to lower provisions in certain DMO countries and North America. The provision improvement in DMO reflects lower revenue levels and improved aging and write-off trends. Lower North America provisions relate to improved customer administration and tighter credit policies.

In the first quarter 2003, we recorded restructuring and asset impairment charges totaling $8 million ($5 million after taxes) in conjunction with our Fourth Quarter 2002 Restructuring Program. These charges primarily consisted of pension settlements. The remaining restructuring reserve balance at March 31, 2003 for all restructuring programs was $229 million, the majority of which will be spent during the balance of 2003.

Worldwide employment of 64,700 declined 3,100 from December 31, 2002 primarily reflecting reductions due to our restructuring programs.

In the first quarter 2003, we recorded a $183 million after-tax ($300 million pre-tax) provision for litigation relating to the Berger v. Retirement Income Guarantee Plan (RIGP) litigation. This case is discussed in more detail in Note 8 to the condensed consolidated financial statements.

Other expenses, net for the three months ended March 31, 2003 and 2002 were as follows:

(in millions)	2003	2002
Non-financing interest expense	$110	$89
Currency losses, net	1	24
Amortization of intangible assets	9	10
Loss (gain) on business divestiture and asset sales	2	(19)
Interest income	(10)	(21)
Legal and regulatory matters	—	10
All other, net	9	5

Total	$121	$98

First quarter 2003 non-financing interest expense was $21 million higher than the 2002 first quarter reflecting both the higher variable interest rate associated with the New Credit Facility as well as the related amortization of debt issuance costs. These costs were only partially offset by lower average debt balances and lower mark-to-market losses on our interest rate swaps, which were $5 million and $22 million in the first quarters of 2003 and 2002, respectively.

In the first quarter 2003, the cost of hedging our foreign currency denominated exposures in the majority of our key markets was almost entirely offset by exchange gains in markets where we have been unable to restore economic hedging capability. In the 2002 first quarter, we incurred $24 million of exchange losses, primarily in Argentina due to the devaluation of the Argentine peso.

The first quarter 2003 loss on business and asset sales related to certain small DMO affiliates. The 2002 first quarter gain related to the sale of stock resulting from the Prudential Insurance Company demutualization.

Interest income is primarily derived from our invested cash balances. Lower invested cash balances and lower average interest rates in the first quarter 2003 resulted in a reduction in interest income compared to first quarter 2002.

Legal and regulatory matters for the first quarter of 2002 consisted of the SEC civil penalty in connection with our 2002 settlement.

In the first quarter 2003 we recorded income tax benefits of $53 million compared to $23 million of tax benefits in the first quarter 2002. The effective tax rate for the first quarter 2003 and 2002 was 48.2 percent and 37.7 percent, respectively. The difference between the 2003 first quarter effective tax rate and the U.S. statutory tax rate relates primarily to $13 million of non-recurring net tax benefits arising in foreign jurisdictions. Our effective tax rate will change based on non-recurring events (such as restructuring initiatives) as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We expect that our full year 2003 effective tax rate will approximate 40 percent.

Equity in Net income of unconsolidated affiliates consists of our 25 percent share of Fuji Xerox income as well as income from other smaller equity investments. Higher equity in net income for the first quarter 2003 primarily reflects the improved operating results of Fuji Xerox.

Minorities interest in earnings of subsidiaries was $22 million and $24 million in the first quarter 2003 and 2002, respectively, primarily representing the distributions, net of tax, on our mandatorily redeemable preferred securities.

Recent Events

France Securitization with Merrill Lynch

In April 2003, we signed a four-year agreement with Merrill Lynch, whereby the majority of lease receivables in France will be financed through ongoing securitizations based on new lease originations. The new agreement is in addition to the $362 million received from Merrill Lynch in the fourth quarter 2002 and calls for the provision of funding through 2007 of up to 350 million Euros outstanding at any time. The agreement will become effective in June 2003 and allows for Merrill Lynch to securitize our lease receivables at over-collateralization rates of approximately 10 percent.

Payment of Convertible Debt due 2018

As of March 31, 2003 we had $560 million of convertible debt due 2018. This debt, which is included in the second quarter 2003 debt maturities, contained a put option exercisable on April 21, 2003 that required us to purchase any debenture, at the option of the holder, at the then outstanding value. Consequently, on April 21, 2003, nearly all of the outstanding debentures were put back to us and were settled in cash on April 22, 2003.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the three months ended March 31, 2003 and 2002 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
in millions	2003	2002
Operating Cash Flows	$159	$143
Investing Cash Usage	(94)	(67)
Financing Cash Flows	88	704
Effect of exchange rate changes on cash and cash equivalents	(5)	(23)

Increase in cash and cash equivalents	148	757
Cash and cash equivalents at beginning of period	2,887	3,990

Cash and cash equivalents at end of period	$3,035	$4,747

First quarter 2003 cash flows from operating activities were $159 million and reflect $474 million of pre-tax income before non-cash items and net receivable reductions of $158 million. The receivables reductions reflect the collection of receivables from prior years’ sales without an offsetting receivables increase due to lower revenues in previous quarters and our transition to third party vendor financing arrangements in Italy, Brazil, Mexico and the Nordic countries. These positive items were partially offset by $194 million of net payments of accounts payable and other liabilities and $180 million of restructuring cash payments. 2002 first quarter operating cash flow of $143 million included a $346 million cash tax payment on the previous sale of half our interest in Fuji Xerox. Excluding this tax payment, the 2003 first quarter operating cash flow year over year decline is primarily attributable to a $201 million increase in net cash payments associated with accounts payable and other liabilities, a $58 million increase in restructuring payments and the absence of a $57 million inventory benefit realized in the 2002 first quarter. The balance of the decline related to lower sales and other working capital uses.

Cash flows from investing activities for the quarters ended March 31, 2003 and 2002 primarily consisted of increases in restricted cash balances related principally to our secured financing activity as well as capital and internal use software spending. The 2002 first quarter also included proceeds from the sale of certain manufacturing locations to Flextronics as well as our investment in Prudential common stock.

Cash flows from financing activities for the quarter ended March 31, 2003 included net proceeds from secured borrowing activity with General Electric Capital Corporation and affiliates (“GE”) and other vendor financing partners of $354 million. These proceeds were partially offset by $227 million of debt repayments under the New Credit Facility, other debt payments of $31 million and dividends on our preferred stock of $11 million. Financing activities for the first quarter 2002, consisted of proceeds from our Senior Notes offering of $746 million and net proceeds from secured borrowing activity with GE and other vendor financing partners of $113 million, partially offset by scheduled debt payments of $157 million.

Capital Structure and Liquidity

Historically we have provided equipment financing to a significant majority of our customers. Because the finance leases allow our customers to pay for equipment over time rather than at the date of purchase, we have also needed to maintain significant levels of debt to provide operating liquidity, as liquidity generated from receivable collections has generally been used to fund new equipment leases. A significant portion of our debt is directly related to the funding requirements of our financing business.

During the quarter ended March 31, 2003, we originated loans, secured by finance receivables, generating cash proceeds of $813 million. These loans brought the proportion of total finance receivables which are secured to 54 percent. We expect to increase the proportion of our finance receivables that are securitized to approximately 60 percent by the end of the year. The following table compares finance receivables to financing-related debt as of March 31, 2003:

($ In millions)	Finance Receivables	Debt (2)
Finance Receivables Encumbered by Loans(1) :
GE Loans—U.S. and Canada	$3,286	$3,068
Merrill Lynch Loan—France	388	383
U.S. Asset-backed notes	200	83
GE Loans—Germany	96	96

Subtotal—SPEs	3,970	3,630
GE Loans—UK	657	522
Other Europe	118	115

Total—Finance Receivable Securitizations	4,745	$4,267

Unencumbered Finance Receivables(3)	4,056

Total Finance Receivables(4)	$8,801

(1)	Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Represents the debt secured by finance receivables, including transactions utilizing SPE’s, which are described below.
(3)	Subject to New Credit Facility 20% net worth limitation as part of total net assets.
(4)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of March 31, 2003.

As of March 31, 2003, debt securitized by finance receivables represented approximately 30 percent of total debt. As we increase the proportion of our finance receivables that are securitized, we expect the proportion of our debt securitized by finance receivables to increase to approximately 46 percent by the end of 2004.

The following represents our aggregate quarterly debt maturity schedule for the remainder of 2003 and 2004:

($ In millions)	2003	2004
First Quarter	—	$1,082
Second Quarter *	$1,507	962
Third Quarter	676	953
Fourth Quarter	1,857	1,144

Full Year	$4,040	$4,141

*	This amount includes $560 million of debt which was put to us in April that is discussed in Note 11 to the condensed consolidated financial statements.

Of the full year amounts shown in the above table, $1,779 million and $1,610 million for 2003 and 2004, respectively, relates to debt secured by finance receivables. Under the New Credit Facility, we could be required to repay portions of the loans earlier than their scheduled maturities with specified percentages of any proceeds we receive from capital market debt issuances, equity issuances, or asset sales during the term of the credit facility.

The following table summarizes our secured and unsecured debt as of March 31, 2003:

($ In millions)
New Credit Facility—debt secured within the 20% net worth limitation	$854	(1)
New Credit Facility—debt secured outside the 20% net worth limitation	50
Debt secured by finance receivables	4,267
Capital leases	40
Debt secured by other assets	78

Total Secured Debt	5,289

New Credit Facility—unsecured	2,359	(1)
Senior Notes	862
Subordinated debt	579
Other	5,226

Total Unsecured Debt	9,026

Total Debt	$14,315

(1)	The amount of New Credit Facility, as defined, debt secured under the 20% consolidated net worth limitation represents an estimate based on Consolidated Net Worth at March 31, 2003 and the amount of other debt, as defined, secured under the 20% limitation. Any change to the amount indicated would correspondingly change the amount of the unsecured portion of the New Credit Facility.

Liquidity, Financial Flexibility and Funding Plans:

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain such cash management practices. As described in our 2002 Form 10-K, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. Consequently, our access to capital and derivative markets has been restricted. An additional effect was our requirement to maintain minimum cash balances in escrow on certain borrowings and letters of credit. We also had been restricted from accessing the capital markets as a result of the previously disclosed SEC investigation. While we believe the conclusion of the SEC investigation in 2002 enables our access to public capital markets, we expect our ability to access unsecured credit sources to remain restricted as long as our credit ratings remain below investment grade. We also expect our incremental cost of borrowing will remain at a higher level as a result of such credit ratings.

Our current credit ratings remain unchanged from December 31, 2002 and are as follows:

	Senior Unsecured Debt	Outlook
Moody’s	B1	Negative
S&P *	B+	Negative
Fitch	BB-	Negative

*	S&P rating on Senior Secured Debt is BB-.

As a result of the various factors described in our 2002 Form 10-K, we abandoned our historical liquidity practice of borrowing and repaying commercial paper. Instead, we have been accumulating cash in an effort to maintain financial flexibility. We expect to maintain a cash and cash equivalents balance of at least $1 billion on an ongoing basis.

Financing Business & Restructuring:

Our financing business, including our vendor financing outsourcing and securitization activities, is described in detail in our 2002 Form 10-K. During the quarter ended March 31, 2003, we completed the following significant vendor financing outsourcing initiatives:

•	We received $580 million secured by our finance receivables in connection with our New U.S. Vendor Financing Agreement with GE as disclosed in Note 5 to our consolidated financial statements in our 2002 Form 10-K. This amount included a special funding of approximately $265 million secured by state and local governmental lease contracts and other previously excluded contracts. The agreement with GE was also amended in March 2003 to allow for the inclusion of state and local governmental contracts in future securitizations.

•	In Canada, we extended the existing vendor financing program with GE and received $153 million, net of escrow requirements of $4 million and fees of $1 million, secured by our finance receivables.

New Credit Facility:

In June 2002, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with a group of lenders, replacing the Old Revolver. The facility contains affirmative and negative covenants. See Note 1 to the Condensed Consolidated Financial Statements for further discussion of the New Credit Facility.

At March 31, 2003, we were in compliance with all aspects of the New Credit Facility and expect to be in compliance for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the New Credit Facility could have a material adverse effect on our liquidity and operations.

Summary—Financial Flexibility and Liquidity:

With $3.0 billion of cash and cash equivalents on hand at March 31, 2003, we believe our liquidity (including operating and other cash flows we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward is highly dependent on achieving expected operating results, including capturing the benefits from restructuring activities, and completing announced vendor financing and other initiatives. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations, and could require us to consider further measures, including deferring planned capital expenditures, further reductions in workforce, reducing discretionary spending, selling additional assets and, if necessary, restructuring existing debt.

We also expect that our ability to fully access commercial paper and other unsecured public debt markets will depend upon improvements in our credit ratings, which in turn depend on our ability to demonstrate sustained profitability growth and operating cash generation and continued progress on our vendor financing initiatives. Until full access to the unsecured public debt markets is restored, we expect some bank credit lines to continue to be unavailable. We have filed with the Securities and Exchange Commission a Form S-3 “universal” shelf registration statement covering a variety of securities. When the registration statement is declared effective, we may opportunistically access the public capital markets when we deem market conditions to be appropriate.

Special Purpose Entities

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special-purpose entities (“SPEs”) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. All of our SPE transactions that have remaining balances at March 31, 2003 are accounted for as borrowings, with the debt and related assets remaining on our balance sheets. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 5 to the Consolidated Financial Statements included in our 2002 Form 10-K.

Financial Risk Management

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our current below investment-grade credit ratings effectively constrain our ability to fully use derivative contracts as part of our risk management strategy described below, especially with respect to interest rate management. Accordingly, our results of operations are exposed to increased volatility. In general, the amount of volatility will vary with the level of derivative and hedging activities and the market volatility during any period. We have historically entered into certain derivative contracts, including interest rate swap agreements, foreign currency swap agreements, forward exchange contracts and purchased foreign currency options, to manage interest rate and foreign currency exposures. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a very limited set of objectives.

Our primary foreign currency market exposures include the Japanese Yen, Euro, Brazilian Real, British Pound Sterling and Canadian Dollar. Historically, for each of our legal entities, we have generally hedged foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. Despite our current credit ratings, in 2002, we were able to restore significant hedging activities with currency-related derivative contracts. Although we are still unable to hedge all of our currency exposures, we are currently utilizing the reestablished capacity to hedge currency exposures related to our foreign-currency denominated debt. We anticipate continued volatility in our results of operations due to market changes in interest rates and foreign currency rates which we are currently unable to hedge.

We typically enter into simple unleveraged derivative transactions. Our policy is to use only counterparties with an investment-grade or better rating and to monitor market risk and exposure for each counterparty. We also utilize arrangements allowing us to net gains and losses on separate contracts with all counterparties to further mitigate the credit risk associated with our financial instruments. Based upon our ongoing evaluation of the replacement cost of our derivative transactions and counterparty credit-worthiness, we consider the risk of a material default by a counterparty to be remote.

Due to our credit ratings, many of our derivative contracts and several other material contracts at March 31, 2003 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our consolidated balance sheets within other current assets or other long-term assets, depending on when the cash will be contractually released.

Item 3    Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 35 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

Item 4    Controls and Procedures

(a)	Based upon an evaluation by our Chief Executive Officer and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, they have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II—OTHER INFORMATION

Item 1    Legal Proceedings

The information set forth under Note 8 contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 2    Changes in Securities

During the quarter ended March 31, 2003, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on January 2, 2003, Registrant issued 7,318 shares of Common Stock, par value $1 per share.
(b)	No underwriters participated. The shares were issued to each of the nonemployee Directors of Registrant: A. A. Johnson, V. E. Jordan, Jr., Y. Kobayashi, H. Kopper, R. S. Larsen, N. J. Nicholas, Jr. and J. E. Pepper.
(c)	The shares were issued at a deemed purchase price of $8.05 per share (aggregate price $58,875), based upon the market value on the date of issuance, in payment of the quarterly Directors’ fees pursuant to Registrant’s Restricted Stock Plan for Directors.
(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6    Exhibits and Reports on Form 8-K

(a)	Exhibit 3(a)(1) Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on October 29, 1996, as amended by Certificate of Amendment of the Certificate of Incorporation of Registrant filed with the Department of State of New York on May 21, 1999.

Incorporated by reference to Exhibit 3(a) to Amendment No. 5 to Registrant’s Form 8-A Registration

Statement dated February 8, 2000.

Exhibit 3(a)(2) Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Department of State of New York on September 10, 2002.

Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the

Quarter Ended September 30, 2002.

Exhibit 3 (b) By-Laws of Registrant, as amended through September 1, 2002.

Incorporated by reference to Exhibit 3 (b) to Registrant’s Quarterly Report on Form 10-Q for the

Quarter Ended September 30, 2002.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 99.1—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2—List of Subsidiaries of Registrant as of December 31, 2002.

(b)	A Current Report on Form 8-K dated March 21, 2003 reporting Item 5 “Other Events” was filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION
(Registrant)
	By:	/S/ GARY R. KABURECK
Date: April 30, 2003		Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

CEO CERTIFICATIONS

I, Anne M. Mulcahy, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Xerox Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003

/S/ ANNE M. MULCAHY Anne M. Mulcahy Principal Executive Officer

CFO CERTIFICATIONS

I, Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Xerox Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003

/S/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman Principal Financial Officer

EXHIBITS

Exhibit 3(a)(1) Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on October 29, 1996, as amended by Certificate of Amendment of the Certificate of Incorporation of Registrant filed with the Department of State of New York on May 21, 1999.

Incorporated by reference to Exhibit 3(a) to Amendment No. 5 to Registrant’s Form 8-A Registration Statement dated February 8, 2000.

Exhibit 3(a)(2) Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Department of State of New York on September 10, 2002.

Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

Exhibit 3(b) By-Laws of Registrant, as amended through September 1, 2002.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 99.1—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2—List of Subsidiaries of Registrant as of December 31, 2002.