Form 10-K/A
period 2002-12-31
XEROX CORP
filed 2003-06-30
CIK 108772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Financial Statements

Report of Independent Accountants*

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2002*

Consolidated Balance Sheets as of December 31, 2002 and 2001*

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002*

Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2002*

Notes to Consolidated Financial Statements*

Financial Statement Schedules

I—Financial Statements of Fuji Xerox Co., Ltd. and Subsidiaries (financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

Report of Independent Auditors

Consolidated Balance Sheet as of March 31, 2003

Consolidated Statement of Income for the year ended March 31, 2003

Consolidated Statement of Stockholders’ Equity for the year ended March 31, 2003

Consolidated Statement of Cash Flows for the year ended March 31, 2003

Notes to Consolidated Financial Statements

II—Financial Statements of Fuji Xerox Co., Ltd. and Subsidiaries (financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

Consolidated Balance Sheet as of March 31, 2002 and 2001

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

Notes to Consolidated Financial Statements

*	Previously filed

2

All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

(2)  Supplementary Data:

Quarterly Results of Operations*

Five Years in Review*

Commercial and Industrial (Article 5) Schedule*

(3)  The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)	Current Reports on Form 8-K dated October 2, 2001, October 3, 2001, October 12, 2001, November 16, 2001, November 19, 2001, November 20, 2001, November 27, 2001, December 20, 2001 and December 27, 2001 reporting Item 5 “Other Events” and a Current Report on Form 8-K dated September 28, 2001 (filed October 5, 2001) reporting Item 4 “Changes in Registrant’s Certifying Accountant” and Item 5 “Other Events” were filed during the last quarter of the period covered by this Report.

(c)	Exhibit 99.1 — Certification of CEO and CFO Pursuant to 18 U.S.C.§ 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(d)	The financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b), including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons, (2) separate financial statements of affiliates whose securities are pledged as collateral, and (3) schedules, are filed under Item 15(a) of this Report which are incorporated herein by reference.

*	Previously filed

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

By:	/S/ GARY R. KABURECK

Vice President and Chief Accounting Officer

June 30, 2003

4

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Anne M. Mulcahy, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this Amendment No. 1 to Annual Report on Form 10-K (“Annual Report”) of Xerox Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether there which significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 30, 2003

/S/ ANNE M. MULCAHY
Anne M. Mulcahy
Principal Executive Officer

5

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this Amendment No. 1 to Annual Report on Form 10-K (“Annual Report”) of Xerox Corporation;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

4.	The registrant’s other certifying offices and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	Evaluated the effectiveness of the registrant’s discloure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	Presented in this Annual Report our Conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed , based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 30, 2003

/S/ LAWRENCE A. ZIMMERMAN
Lawrence A. Zimmerman
Principal Financial Officer

6

SCHEDULE I

Financial Statements of Fuji Xerox Co., Limited

(Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

Consolidated Financial Statements

Fuji Xerox Co., Ltd. and Subsidiaries

March 31, 2003

Report of Independent Auditors

The Board of Directors and Stockholders

Fuji Xerox Co., Ltd.

We have audited the accompanying consolidated balance sheet of Fuji Xerox Co., Ltd. and subsidiaries as of March 31, 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuji Xerox Co., Ltd. and subsidiaries at March 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young

Tokyo, Japan

April 21, 2003

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Balance Sheet

March 31, 2003
(Millions of yen)
Assets

Current assets:
Cash and cash equivalents	¥53,969
Receivables (Note 3)	167,989
Due from stockholders (Note 15)	20,888
Finance receivables (Note 4)	24,144
Inventories (Note 5)	73,488
Deferred income taxes (Note 11)	24,544
Other current assets	6,671

Total current assets	371,693
Finance receivables (Note 4)	48,906
Investments (Note 6)	18,147
Net property, plant and equipment (Note 7)	168,715
Deferred income taxes (Note 11)	74,131
Goodwill, less accumulated amortization (Notes 8 and 18)	111,455
Other assets	81,653

Total assets	¥874,700

Liabilities and stockholders’ equity

Current liabilities:
Short-term debt (Note 9)	¥80,019
Payables	135,228
Accrued income taxes (Note 11)	11,625
Accrued expenses and other current liabilities	68,533

Total current liabilities	295,405
Long-term debt (Note 9)	98,448
Retirement and severance benefits (Note 12)	189,798
Deferred income taxes and other liabilities (Note 11)	5,575
Commitments and contingencies (Notes 10 and 17)
Minority interests	26,123
Stockholders’ equity (Note 13):
Common stock, with no par value:
Authorized - 80,000,000 shares
Issued - 40,000,000 shares	20,000
Retained earnings	314,094
Accumulated other comprehensive income (loss) (Note14)	(74,743)

Total stockholders’ equity	259,351

Total liabilities and stockholders’ equity	¥874,700

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Statement of Income

For the year ended March 31, 2003
(Millions of Yen)
Operating revenue (Note 15):
Equipment sales	¥312,104
Service and rentals	348,065
Consumables and other	301,833

962,002
Costs and expenses (Note 15):
Cost of equipment sales	225,692
Cost of service and rentals	135,253
Consumables and other	180,737

541,682
Research and development expenses	73,844
Selling, general and administrative expenses	292,912

908,438

Operating income	53,564
Other income (expense):
Interest and dividend income	6,381
Interest expenses	(4,049)
Exchange gains (losses), net	(841)
Other, net	(1,881)

(390)

Income before income taxes and minority interests	53,174
Income taxes (Note 11):
Current	26,697
Deferred	(1,584)

25,113

Income before minority interests	28,061
Minority interests	(4,675)

Net income	¥23,386

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Millions of yen)
Balance at March 31, 2002	¥20,000	¥304,588	¥(26,310)	¥298,278
Comprehensive income (loss):
Net income		23,386		23,386
Unrealized gains on securities			(138)	(138)
Unrealized derivative gains			(82)	(82)
Foreign currency translation			(8,863)	(8,863)
Minimum pension liability			(39,350)	(39,350))

Net comprehensive income (loss)				(25,047)
Cash dividends		(13,880)		(13,880)

Balance at March 31, 2003	¥20,000	¥314,094	¥(74,743)	¥259,351

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Statement of Cash Flows

For the year ended March 31, 2003
(Millions of Yen)
Operating activities
Net income	¥23,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,326
Gain on sales of securities	(245)
Write down of securities	671
Increase in retirement and severance benefits	4,292
Deferred income taxes	(1,584)
Loss on disposal of property, plant and equipment	8,059
Equity in earnings of affiliates, less dividends	(1,690)
Minority interests in earnings of subsidiaries	4,675
Changes in operating assets and liabilities:
Receivables	2,367
Finance receivables	5,025
Inventories	7,517
Payables	4,930
Accrued income taxes	3,650
Accrued expenses and other current liabilities	1,755
Other, net	(2,061)

Net cash provided by operating activities	121,073

Investing activities
Proceeds from sales of property, plant and equipment	1,761
Capital expenditures	(44,722)
Payments for purchases of software	(24,981)
Payments for purchase of securities	(45)
Proceeds from sales of securities	323
Acquisition of businesses, net of cash acquired	(17,481)
Other, net	1,423

Net cash used in investing activities	(83,722)

Financing activities
Proceeds from long-term debt	5,340
Repayments of long-term debt	(11,988)
Decrease in short-term debt, net	(22,306)
Increase in commercial paper, net	11,000
Dividends paid	(13,880)

Net cash used in financing activities	(31,834)
Effect of exchange rate changes on cash and cash equivalents	(1,369)

Net increase in cash and cash equivalents	4,148
Cash and cash equivalents at beginning of year	49,821

Cash and cash equivalents at end of year	¥53,969

Cash paid during the year for:
Interest	¥4,237
Income taxes	23,684

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2003

1.	Description of Business

Fuji Xerox Co., Ltd. (the “Company”) was established as a joint venture owned equally by Fuji Photo Film Co., Ltd. and Xerox Limited, a wholly-owned subsidiary of Xerox Corporation. On March 30, 2001, Fuji Photo Film Co., Ltd. acquired an additional 25% interest through the acquisition of shares from Xerox Limited. After the acquisition, Fuji Photo Film Co., Ltd. became the controlling stockholder.

The Company operates primarily in Japan, the Asia Pacific and Oceania regions. The Company has five factories in Japan, two in China (Shenzhen and Shanghai) and one in Korea.

The Company’s principal business is the manufacture and sale of office automation equipment such as copiers and printers and providing related services, collectively referred to as the Document Services Business. Other businesses include logistics and educational services which are not significant.

Domestic revenues and overseas revenues from Southeast Asia, Oceania and other regions based on the location of customers were 76% and 24%, respectively, for the year ended March 31, 2003.

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

Significant accounting policies, after reflecting the adjustments referred to above, are summarized as follows:

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For purpose of financial reporting, certain foreign subsidiaries have a February 28 fiscal year end. Therefore, the Company recognizes the results of operations and financial position of such subsidiaries on a basis of a one month lag. There have been no significant transactions with such subsidiaries during the period from March 1 to March 31.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Consolidation Policy (continued)

Investments in affiliates in which the Company’s ownership is 20% to 50% are accounted for by the equity method.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

Foreign currency financial statements have been translated into Japanese yen at the rates of exchange in effect at the balance sheet date for assets and liabilities and the average exchange rates prevailing during the period for revenue and expense items. Gains and losses resulting from foreign currency transactions are included in other income (expenses), and those resulting from translation of foreign currency financial statements are excluded from the statement of income and are accumulated in other comprehensive income (loss), a separate component of stockholders’ equity.

Cash Equivalents

The Company considers all highly liquid investments which are readily convertible into cash and have original maturities of three months or less on the date of purchase to be cash equivalents.

Concentration of Credit Risk

The majority of cash and cash equivalents are maintained with financial institutions. Deposits with these banks may exceed the amount of insurance provided on such deposits, however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

The Company sells products to customers primarily in Japan and Southeast Asia. The Company has no customer whose revenues were more than 10% of consolidated revenue. The Company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management’s expectations.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Receivables

The provisions for losses on uncollectible trade and finance receivables are determined principally on the basis of past collection experience applied to ongoing evaluations of receivables and evaluations of the risks of repayment. Allowances for doubtful accounts receivable balances were ¥2,096 million as of March 31, 2003. Allowances for doubtful finance receivables were ¥2,976 million as of March 31, 2003.

Marketable Securities and Investment Securities

The Company has classified its marketable and investment securities as available-for-sale which are reported at fair value with unrealized gains and losses, net of related taxes, excluded from the statement of income and included in other comprehensive income (loss) to be reported as a separate component of stockholders’ equity. The Company does not hold any trading securities or held-to-maturity securities. Realized gains and losses on the sale of available-for-sale securities are determined by the moving-average method. When a decline in value of a marketable security is deemed to be other-than-temporary, the Company recognizes an impairment loss to the extent of the decline. In determining if and when such a decline in value is other-than-temporary, the Company evaluates; market conditions, trends of earnings, and other key measures.

Inventories

Inventories are valued at the lower of cost or market with cost generally being determined by the weighted average method.

Depreciation

Depreciation of property, plant and equipment is computed principally by the declining balance method based on estimated useful lives, except for the rental machines and buildings that were acquired on or after April 1, 1998. Depreciation of the rental machines and buildings that were acquired on or after April 1, 1998 is computed by the straight-line method. The following summarizes the estimated useful lives of property, plant and equipment by major class:

Rental machines	2 – 3 years
Buildings and structures	3 – 50
Machinery and equipment	4 – 17
Vehicles	3 – 7
Tools, furniture and fixtures	2 – 20

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Until March 31, 2002, it had been amortized on a straight-line basis over the periods of 20 to 40 years, except for that acquired in a business combination completed after June 30, 2001.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives.

The Company adopted FAS 142 effective April 1, 2002, except for any goodwill and any other indefinite lived intangible assets that were acquired in a business combination completed after June 30, 2001 for which the new rules have been applied since July 1, 2001. As of the date of adoption, the Company had goodwill amounting to ¥98,839 million on which no impairment was recognized as a result of the initial transition impairment test. Indefinite lived intangible assets as of that date were not material.

Impairment of Long-Lived Assets

In August 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. As of April 1, 2002, the Company adopted FAS 144. Under the provisions of FAS 144, the Company reviews long-lived assets, excluding goodwill and other intangible assets not being amortized, for impairment whenever events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a writedown is required. If this evaluation indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated fair value. The adoption of FAS 144 was not significant to the operating results and financial position of the Company.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the products or services have been provided to customers, the sales price is fixed or determinable, and collectibility is reasonably assured.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The above conditions are generally met when products are delivered to customers for product sales, services are performed or at the inception of leases for revenue from sales-type leases. Associated interest income on sales-type leases is recognized using the effective interest method with the allocation based on the net investment in outstanding leases. Rental from operating leases are recognized as earned over the respective lease terms. Consumable and other includes revenue from toners, inks, papers and copy services which are recognized upon shipment of consumables or when services are rendered. Certain sales incentives are deducted from revenue.

Shipping and Handling Costs

The Company includes shipping and handling costs, which totaled ¥14,737 million for the year ended March 31, 2003, in selling, general and administrative expenses.

Advertising Costs

Included in selling, general and administrative expenses are advertising costs which are expensed as incurred. Advertising costs amounted to ¥10,394 million for the year ended March 31, 2003.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the period in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. FAS 133 established accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

New Accounting Standards

In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt this standard on April 1, 2003. The Company is currently assessing the impact on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the initial measurement and initial recognition provisions on a prospective basis for guarantees issued or modified after December 31, 2002 and the disclosure provisions of FIN 45 as of March 31, 2003. The Company does not expect this interpretation will have a material effect on the Company’s financial position or results of operations.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

New Accounting Standards (continued)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses when business enterprises should consolidate variable interest entities (“VIEs”) as defined in the Interpretation. The Company does not use VIEs to finance its operations and, accordingly, this interpretation has no impact on the its financial position or results of operations.

3.	Receivables

Receivables at March 31, 2003 are summarized as follows:

(Millions of yen)
Trade:
Notes	¥9,376
Accounts	152,935
Other	7,774

170,085
Less allowance for doubtful receivables	(2,096)

¥167,989

4.	Finance Receivables

Finance receivables represent receivables recorded for sales-type leases resulting from the marketing of the Company’s equipment. The components of finance receivables at March 31, 2003 are as follows:

(Millions of yen)
Gross receivables	¥90,661
Unearned income	(14,635)
Less allowance for doubtful receivables	(2,976)

73,050
Less current portion	(24,144)

¥48,906

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.	Finance Receivables (continued)

The future minimum lease payments to be received under sales-type leases as of March 31, 2003 are summarized as follows:

(Millions of yen)
Year ending March 31:
2004	¥32,333
2005	24,869
2006	17,815
2007	10,799
2008	4,340
2009 and thereafter	505

Total future minimum lease payments	¥90,661

5.	Inventories

Inventories at March 31, 2003 are summarized as follows:

(Millions of yen)
Finished goods	¥46,339
Parts	6,209
Raw materials	7,516
Work in process	7,847
Supplies	5,577

¥73,488

6.	Investments

Investments at March 31, 2003 are summarized as follows:

(Millions of yen)
Investments in affiliates	¥14,214
Investment securities	3,933

¥18,147

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.	Investments (continued)

Investment securities consist of available-for-sale securities. The cost, gross unrealized gains, gross unrealized losses, and fair value for such securities by major security type at March 31, 2003 are summarized as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Millions of yen)
Japanese and foreign government debt securities	¥100	¥7	¥—	¥107
Corporate debt securities	30	—	3	27
Equity securities	1,552	211	196	1,567
Other	2,232	—	—	2,232

	¥3,914	¥218	¥199	¥3,933

Investment securities – other consists of certain non-listed equity securities which are carried at cost but are reduced to net realizable value for other-than-temporary declines in value.

Gross realized losses on available-for-sale securities, which include the losses recognized on declines in value considered as other-than-temporary, were ¥671 million for the year ended March 31, 2003. Proceeds from the sales of available-for-sale securities for the years ended March 31, 2003 were ¥323 million. Of those sales, gross realized gains from the sales of available-for-sale securities for the year ended March 31, 2003 was ¥245 million. Realized gains and losses and declines in value considered as other-than-temporary are included in other income (expense).

Net unrealized gains on available-for-sale securities, net of the related income taxes, decreased by ¥138 million for the year ended March 31, 2003.

The cost and estimated fair value of debt securities at March 31, 2003, by contractual maturity, are shown below. The expected maturities based on contract terms may differ from the actual maturities because the issuers of the securities may have the right to prepay the obligations without penalties.

	Cost	Fair value
	(Millions of yen)
Due within one year	¥30	¥30
Due after one year through five years	100	107
Due after 10 years	30	27

	¥160	¥164

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Property, Plant and Equipment

Property, plant and equipment at March 31, 2003 are summarized as follows:

(Millions of yen)
Rental machines	¥84,283
Land	22,104
Buildings and structures	153,018
Machinery and equipment	54,847
Vehicles	3,586
Tools, furniture and fixtures	179,815
Construction in progress	4,020

501,673
Accumulated depreciation	(332,958)

¥168,715

8.	Goodwill

The changes in goodwill during the year ended March 31, 2003 were as follows:

(Millions of yen)
Balance at April 1, 2002	¥98,839
Acquisition	15,693
Impairment	—
Other	(3,077)

Balance at March 31, 2003	¥111,455

Other primarily consists of foreign exchange translation adjustments.

Accumulated amortization of goodwill at March 31, 2002, prior to the adoption of FAS 142, amounted to ¥12,053 million.

9.	Short-Term Debt and Long-Term Debt

Short-term debt at March 31, 2003 is summarized as follows:

(Millions of yen)
Short-term debt, mainly to banks	¥51,359
Commercial paper	14,000
Current installments of long-term debt	14,660

¥80,019

The weighted average interest rates on short-term debt was 3.2%.

The weighted average interest rates on commercial paper outstanding at March 31, 2003 was 0.02%.

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.	Short-Term Debt and Long-Term Debt (continued)

Long-term debt at March 31, 2003 consist of the following:

(Millions of yen)
Unsecured loans from banks and insurance companies due 2004 to 2012, with weighted average interest rate of approximately 1.54%	¥53,975
Unsecured yen medium term notes:
1.49% medium term notes, due 2004	5,000
0.94% medium term notes, due 2004	3,200
0.18% medium term notes, due 2005	3,000
0.20% medium term notes, due 2005	3,400
1.99% medium term notes, due 2006	5,000
Unsecured yen bonds:
0.62% bonds, due 2007	3,000
0.65% bonds, due 2007	7,500
1.63% bonds, due 2008	5,000
1.01% bonds, due 2009	6,100
1.01% bonds, due 2009	2,000
1.99% bonds, due 2011	10,000
1.52% bonds, due 2012	3,000
Other	2,933

113,108
Less current installments	(14,660)

Long-term debt, excluding current installments	¥98,448

The aggregate annual maturities of long-term debt outstanding at March 31, 2003 are as follows:

(Millions of yen)
Year ending March 31:
2004	¥14,660
2005	12,367
2006	15,980
2007	16,962
2008	8,140
2009 and thereafter	44,999

¥113,108

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.	Short-Term Debt and Long-Term Debt (continued)

As is customary in Japan, both short-term and long-term bank loans are made under general agreements which provide that security and guarantees for present and future indebtedness will be given upon request of the bank, and that the bank shall have the right to offset cash deposits against obligations that have become due or, in the event of default, against all obligations due to the bank.

10.	Lease Commitments

The Company and its subsidiaries occupy certain offices and other facilities and use certain equipment under operating lease arrangements. Lease deposits of ¥21,000 million as of March 31, 2003 are included in other assets. The future minimum lease payments required under operating leases which, at March 31, 2003, have initial or remaining noncancelable lease term in excess of one year are summarized as follows:

(Millions of yen)
Year ending March 31:
2004	¥1,643
2005	845
2006	513
2007	362
2008	185
2009 and thereafter	197

Total future minimum lease payments	¥3,745

Rental expense under operating leases was ¥27,212 million for the year ended March 31, 2003.

11.	Income Taxes

Income taxes applicable to the Company and its domestic subsidiaries comprise corporation, inhabitants’ and enterprise taxes which, in the aggregate, result in a statutory tax rate of approximately 42%. A change in the Japanese local tax regulations, enacted in March 2003 and effective on April 1, 2004, reduces the enterprise tax rate from 9.6% to 7.2%. When effective, the combined Japanese statutory tax rate will be reduced from approximately 42% to 40.5%. The lower combined statutory tax rate resulted in a reduction of the Company’s deferred tax assets of ¥2,612 million as of March 31, 2003.

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.	Income Taxes (continued)

The effective tax rate reflected in the consolidated statement of income for the year ended March 31, 2003 differs from the statutory tax rate due to the following reasons:

Japanese statutory tax rate	42.0%
Expenses not deductible for tax purposes	1.9
Reversal of prior years’ accruals	(0.6)
Reduction in deferred tax assets from change in tax rate	4.9
Other	(1.0)

Effective tax rates	47.2%

Income before taxes for the year ended March 31, 2003 was taxed in the following jurisdictions:

(Millions of yen)
Domestic	¥40,147
Foreign	13,027

¥53,174

The provision (benefit) for income taxes for the year ended March 31, 2003 consisted of the following:

(Millions of yen)
Current:
Domestic	¥23,157
Foreign	3,540

26,697
Deferred:
Domestic	(1,099)
Foreign	(485)

(1,584)

¥25,113

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.	Income Taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2003 are presented below:

(Millions of yen)
Deferred tax assets:
Inventory reserve	¥4,949
Intercompany profits in inventory	2,967
Depreciation of property, plant and equipment	5,069
Investments and other assets	3,007
Accrued bonus	9,325
Compensated absences	2,628
Retirement and severance benefits	18,980
Minimum pension liability adjustments	49,018
Net operating loss carryforwards	443
Other	8,619

Total deferred tax assets	105,005
Deferred tax liabilities:
Reserve for tax purposes	(1,368)
Lease accounting	(2,231)
Accelerated depreciation	(637)
Other	(5,788)

Total deferred tax liabilities	(10,024)

Net deferred tax assets	¥94,981

The net change in the total valuation allowance was a decrease of ¥314 million for the year ended March 31, 2003.

At March 31, 2003, certain subsidiaries of the Company have net operating loss carryforwards for income tax purposes amounting to ¥1,170 million, which are available to offset future taxable income, if any. The amount will expire through 2005.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries amounting to approximately ¥40,707 million at March 31, 2003 as the Company considers such earnings to be permanently invested. Deferred income taxes have also not been provided on undistributed earnings of its domestic subsidiaries as such earnings, if distributed in the form of dividends, are not taxable under present tax laws.

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12.	Retirement and Severance Benefits

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

The Company and certain of its domestic subsidiaries also have defined benefit pension plans covering substantially all of their employees. The plans consist of two portions: a governmental welfare contributory plan (which would otherwise be provided by the Japanese government) and an additional non-contributory defined benefit plan. The pension benefits are determined based on years of service and compensation as stipulated in the pension plan’s regulations. This plan is funded in conformity with the requirements of the Welfare Pension Insurance Law of Japan.

On January 30, 2003, the Company received the approval of the Japanese government to eliminate future benefit obligations related to the governmental welfare component, over which the Japanese government will take responsibility. After the Company receives the final approval from the Japanese government, the Company will be relieved of all past benefit obligations under the governmental welfare component of the plans, with the transfer to the Japanese government of certain specified amounts which will be provided from assets of the Company’s pension plans. The Company anticipates that it will receive final approval prior to its fiscal year ending March 31, 2004. The amount of assets to be transferred to the Japanese government will be computed by a government specified formula. The Company will account for the elimination of future benefit obligations and relief of past obligations with the transfer of assets as the culmination of a series of steps in a single settlement transaction. Based on current assumptions, the Company estimates that this transaction would result in a decrease of approximately ¥171,000 million, in benefit obligations.

Most foreign subsidiaries have various retirement plans, primarily defined contribution plans, covering substantially all of their employees. The funding policy for such defined contribution plans is to contribute annually an amount equal to a certain percentage of the participant’s annual salary.

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12.	Retirement and Severance Benefits (continued)

Reconciliation of beginning and ending balances of the benefit obligations and the fair value of the plan assets, the funded status and amounts recognized in the consolidated balance sheet are as follows:

(Millions of yen)
Changes in benefit obligations:
Benefit obligations at beginning of year	¥451,509
Service cost	18,160
Interest cost	11,237
Plan participants’ contributions	1,857
Actuarial loss	31,419
Benefits paid	(4,546)
Foreign currency translation and other	(401)

Benefit obligations at end of year	509,235
Changes in plan assets:
Fair value of plan assets at beginning of year	258,165
Actual loss on plan assets	(38,095)
Employers’ contributions	21,320
Plan participants’ contributions	1,857
Benefits paid	(3,150)
Foreign currency translation and other	186

Fair value of plan assets at end of year	240,283

Funded status	(268,952)
Unrecognized net actuarial loss	223,546
Unrecognized prior service costs (credit)	(15,979)
Unrecognized net transition obligation	2,060

Net amount recognized	¥(59,325)

(Millions of yen)
Amounts recognized in the consolidated balance sheet consist of:
Retirement and severance benefits	¥(184,820)
Additional minimum liability adjustments:
Intangible asset	4,464
Accumulated other comprehensive loss, pre tax	121,031

Net amount recognized	¥(59,325)

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12.	Retirement and Severance Benefits (continued)

The plan assets consist principally of corporate equity securities, government securities and corporate debt securities. Unrecognized prior service cost has been amortized on the straight-line method over the average remaining service period of employees expected to receive benefits under the plan.

Components of net periodic benefit cost for the year ended March 31, 2003 are as follows:

(Millions of yen)
Components of net periodic benefit cost:
Service cost	¥18,160
Interest cost	11,237
Expected return on plan assets	(7,712)
Recognized net actuarial loss	7,228
Amortization of unrecognized prior service costs (credit)	(1,287)
Amortization of unrecognized net transition obligation	304

Net periodic benefit cost	¥27,930

The assumptions used in accounting for the plans are as follows:

Weighted-average discount rate	2.2%
Rate of future compensation increase	2.0%
Expected long-term rate of return on plan asset	3.0%

An increase in benefit obligations resulting from the change in the discount rate is included in actuarial loss in the table of changes in benefit obligations presented above.

Payments to directors and statutory auditors, corporate officers and part-time employees are based on separate plans. As of March 31, 2003, ¥4,978 million has been accrued and is included in the liability for retirement and severance benefits in the accompanying consolidated balance sheet.

Total charges to income for these benefits for the year ended March 31, 2003 amounted to ¥28,548 million.

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.	Stockholders’ Equity

The Japanese Commercial Code, amended effective on October 1, 2002, provides that an amount equal to at least 10% of appropriations paid in cash be appropriated as a legal reserve until an aggregated amount of additional paid-in-capital and the legal reserve equals 25% of common stock.

The accompanying consolidated financial statements do not include any provision for cash dividends in the amount of ¥3,880 million proposed by the Company for the year ended March 31, 2003.

The amount available for dividends under the Japanese Commercial Code is based on the amount recorded in the Company’s nonconsolidated books of account in accordance with financial accounting standards of Japan. The adjustments included in the accompanying consolidated financial statements to have them conform with accounting principles generally accepted in the United States of America, but not recorded in the books of account, have no effect on the determination of retained earnings available for dividends under the Japanese Commercial Code. The amount available for dividends in the Company’s nonconsolidated books of account under the Japanese Commercial Code amounted to ¥222,065 million at March 31, 2003.

14.	Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at March 31, 2003 are summarized as follows:

(Millions of yen)
Net unrealized derivative gains(losses)	¥(70)
Foreign currency translation adjustments	(6,750)
Minimum pension liability adjustments	(67,923)

¥(74,743)

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.	Other Comprehensive Income (Loss) (continued)

Related tax effects allocated to each component of other comprehensive income (loss) for the year ended March 31, 2003 are as follows:

	Before-tax amount	Tax (expense) or benefit	Net-of-tax amount
	(Millions of yen)
Unrealized gains on securities:
Decrease in unrealized gains	¥(338)	¥142	¥(196)
Less reclassification adjustments	100	(42)	58

	(238)	100	(138)
Unrealized derivative gains:
Increase in unrealized derivative gains	(1,552)	651	(901)
Less reclassification adjustments	1,413	(594)	819

	(139)	57	(82)
Foreign currency translation adjustments	(8,863)	—	(8,863)
Minimum pension liability adjustments	(68,709)	29,359	(39,350)

	¥(77,949)	¥29,516	¥(48,433)

15.	Accounts and Transactions with Stockholders

Accounts receivable from and payable to stockholders and their affiliates at March 31, 2003 are summarized as follows:

	Accounts
	Receivable	Payable
	(Millions of yen)
Fuji Photo Film Co., Ltd. and affiliates	¥3,297	¥2,566
Xerox Corporation and affiliates	17,591	5,294

Transactions with stockholders and their affiliates for the year ended March 31, 2003 are summarized as follows:

	Transactions
	Sales	Purchases	Royalties and other expenses	Expenses recovered
	(Millions of yen)
Fuji Photo Film Co., Ltd. and affiliates	¥12,023	¥8,551	¥876	¥—
Xerox Corporation and affiliates	92,935	14,418	14,590	4,435

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15.	Accounts and Transactions with Stockholders (continued)

The Company pays a royalty to Xerox Corporation based on its revenue; as defined, for the use of certain trademarks and technology, through March 2009 under a Technology Agreement.

The Company has a long term supply agreement with Xerox Corporation, which was entered into in December 1990 and is effective through December 2005, with an extension right if both parties agree. Under the agreement, the Company made a prepayment of approximately US$ 70 million and was entitled to purchase specified products at cost, without mark-ups, from Xerox Corporation. As of March 31, 2003, the unamortized balance of the prepayment amounted to approximately US$ 22.3 million (¥2,680 million).

16.	Financial Instruments

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

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates and interest rates. Certain derivative instruments have been entered into by the Company to manage those exposures. These instruments are held for hedging purposes and include forward foreign exchange contracts, currency swap agreements, interest rate swap agreements and cross currency interest rate swap agreements.

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

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.	Financial Instruments (continued)

Fair Values of Financial Instruments

The estimated fair values of financial instruments at March 31, 2003 are summarized as follows:

	Carrying amount	Estimated fair value
	(Millions of yen)
Marketable securities	¥30	¥30
Investment securities	3,933	3,933
Long-term debt, including current portion	(113,108)	(117,347)
Foreign exchange contracts	(429)	(429)
Currency swap agreements	(711)	(711)
Interest rate swap agreements	(818)	(818)
Cross currency interest rate swap agreements	(691)	(691)

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

Cash and Cash Equivalents, Receivables, Short-Term Debt, Payables and Accrued Expenses and Other Current Liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

Marketable Securities and Investment securities: The fair values of the marketable securities and investment securities (exclusive of other securities) are based on quoted market prices.

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

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.	Financial Instruments (continued)

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

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.	Financial Instruments (continued)

Accounting for and Reporting of Derivative Instruments and Hedging Activities (continued)

Information with Respect to Cash Flow Hedges:

The Company has entered into forward foreign exchange contracts to protect against the increase or decrease in value of forecasted intercompany purchases or export sales denominated in foreign currency over the next year (maximum length of time is through August 2003). When the yen weakens significantly against the foreign currencies (primarily the U.S. dollars), the increase in value of future foreign currency cost or revenue is offset by gains or losses in the value of the forward exchange contracts designated as hedges. Conversely, when the yen strengthens, the increase or decrease in the value of future foreign currency cash flow is offset by gains or losses in the value of the forward contracts.

In addition, the Company entered into a currency swap and cross currency interest rate swaps that effectively convert a portion of the underlying debt amounts to fixed interest rate and to functional currencies for the next three years (maximum length of time is through May 2006), thus reducing the impact of foreign currency exchange rate and interest rate changes on future income. The forecasted cash flows associated with approximately ¥11,289 million of the outstanding debt of the Company were designated as the hedged items to a currency swap and cross currency interest rate swaps at March 31, 2003.

Changes in fair value of those derivative instruments designated and qualifying as cash flow hedges of variability of cash flows are reported in other comprehensive income, net of applicable taxes. These amounts are reclassified into earnings in the same period and same line item as the hedged items affect earnings. The amounts which were reclassified from accumulated other comprehensive income to other income (expense), net of related tax effect, were net gains of ¥819 million for the year ended March 31, 2003. The amount of gains or losses on derivatives or portions thereof that were either ineffective as hedges or excluded from the assessment of hedge effectiveness were immaterial to the financial position or operating results of the Company.

At March 31, 2003, the Company expects to reclassify ¥32 million of net gains on derivatives from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and import purchases and the payment of the underlying debt.

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.	Financial Instruments (continued)

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

17.	Commitments and Contingencies

Guarantees

The Company guarantees certain indebtedness of others and other obligations. At March 31, 2003, the maximum potential amount of future payments (undiscounted) the Company as a guarantor could be required to make under the guarantee was ¥31,070 million, most of which are guarantees of their employees’ mortgage loans to financial institutions. In the event of insolvency of their employees, the Company will need to pay the default mortgage on behalf of the employees. These guarantees are secured by the mortgaged property. The term of the mortgage loan guarantees are from 5 to 30 years. As of March 31, 2003, the carrying amount of the liability for the Company’s obligations under the guarantee was insignificant.

Loss contingencies

In October 2002, the Company announced a recall in order to repair defects free of charge for printer engines sold to OEMs or used in the Company’s products. The provision charged to income during the year was ¥5,800 million, of which ¥3,491 million has been incurred. The balance of the accrual at March 31, 2003 amounted to ¥2,309 million. The Company’s management is of the opinion that the remaining accrual is sufficient to cover remaining costs and uncertainties and will be utilized during the year ending March 31, 2004.

Fuji Xerox Co., Ltd and Subsidiaries

Notes to Consolidated Financial Statements (continued)

18.	Acquisitions

In February 2003, the Company purchased certain printer business operations for ¥17,481 million, in cash, in order to strengthen its core business and increase its market share as a leading provider of laser printers. As a result of the acquisition, the Company recorded ¥15,693 million of goodwill, which is being amortized for tax purposes on a straight-line basis over 5 years but is not amortized for accounting purposes, and ¥565 million for patents, which is amortized on a straight-line basis over 8 years for both accounting and income tax purposes. The results of operation of the acquired printer business was included in the Company’s consolidated financial statements since the acquisition date.

The unaudited pro forma financial information assumes that the certain printer business acquired in the fiscal year ended March 31, 2003 had been acquired at the beginning of the fiscal year. This pro forma financial information is presented for information purpose only and is not necessarily indicative of the results of future operations. Pro forma unaudited net sales and net income for the year ended March 31, 2003 were ¥989,532 million and ¥25,188 million, respectively.

SCHEDULE II

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

32