Form 10-Q
period 2003-06-30
XEROX CORP
filed 2003-08-11
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $1 par value	790,801,746 shares

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

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contained in the forward-looking statements. Such factors include, but are not limited to, the following:

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

Transition to Digital—Presently, black and white light-lens copiers represent between 10-15% of our revenues. This segment of the market is mature with anticipated declining industry revenues as the market transitions to digital technology. Some of our new digital products replace or compete with our current light-lens equipment. Changes in the mix of products from light-lens to digital, and the pace of that change, as well as competitive developments, could cause actual results to vary from those expected.

Expansion of Color—Color printing and copying represents an important and growing segment of the market. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market, as well as the pace of color adoption by our existing and prospective customers. If we are unable to develop and market alternative offerings in digital and color technologies, we may lose market share, which could have a material adverse effect on our operating results.

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

Customer Financing Activities—The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. We are currently funding much of our U.S. customer financing activity under an agreement with General Electric Capital Corporation (“GECC”) which is effective through 2010. Our remaining customer financing activity is funded through other third-party financing arrangements, cash generated from operations, cash on hand, capital markets offerings and securitizations. There is no assurance that we will be able to continue to fund our customer financing activity at present levels. We continue to negotiate and implement third-party vendor financing programs and we continue to actively pursue alternative forms of financing including securitizations and secured borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon successful completion of our third party financing initiatives.

Productivity—Our ability to sustain and improve profit margins is largely dependent on our ability to continue to improve the cost efficiency of our operations through such programs as Lean Six Sigma. If we are unable to achieve productivity improvements through design efficiency and supplier and manufacturing cost improvements, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect the profitability of our business.

International Operations—We derive approximately 40 percent of our revenue from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from outside the United States. Our future revenues, costs and results from operations could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements and local tax issues. For each of our legal entities, we generally hedge foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. We are currently utilizing reestablished capacity to hedge currency exposures related to our foreign-currency denominated debt. However, since only certain of these hedging arrangements qualify for hedge accounting treatment under SFAS 133, our results of operations are exposed to volatility. The level of volatility will vary with the level of derivative hedges outstanding, as well as the currency and interest rate market movements.

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

Revenue Trends—Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of color and multifunction devices. We expect that revenue growth can be further enhanced through our consulting services in the areas of document, content and knowledge management. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improved direct sales productivity and expansion of our indirect distribution channels in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase equipment placements, equipment utilization and color adoption. Equipment placements typically occur through leases with original terms of three to five years. Our leases generate post sale revenue. There will be a lag between the increase in equipment placements and an increase in post sale revenues. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement toward distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to return to and maintain a consistent trend of revenue growth, there could be a material adverse effect on our revenues and operating results.

Restructuring Initiatives—Since early 2000, we have engaged in a series of restructuring programs related to downsizing our employee base, exiting certain businesses, outsourcing some internal functions and engaging in other actions designed to reduce our cost structure. These initiatives have resulted in more than $1 billion in annualized cost savings in 2002 compared to 2000 levels. Our restructuring program implemented in the fourth quarter of 2002, together with additional actions taken under our broad-based turnaround program, is expected to contribute up to an additional $400 million of annualized cost savings. There can be no assurance that we will be able to realize these additional cost savings. The primary challenge we face in realizing these cost savings is maintaining our cost structure to support ongoing operations as planned at the time such actions were taken. If we fail to meet these challenges and fail to realize these cost savings, our results of operations may be adversely affected. If we are unable to continue to sustain our cost base at or below the current level and maintain process and systems changes resulting from the restructuring actions, there could be a material adverse effect on our operating results.

Debt—We have and will continue to have a substantial amount of debt and other obligations. As of June 30, 2003, we had $11.8 billion of total debt ($4.1 billion of which is secured by finance receivables) and $1.7 billion of mandatorily redeemable preferred securities. Cash and cash equivalents were $2.3 billion at June 30, 2003. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a significant portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales, including sales or securitizations of our receivables portfolios. On June 25, 2003, we completed a $3.6 billion recapitalization (the “Recapitalization”) that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7  1/8 % Senior Notes due 2010 and $550 million 7  5/8 % Senior Notes due 2013 and the effectiveness of our new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility consists of a fully drawn $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). With $2.3 billion of cash and cash equivalents on hand at June 30, 2003 and borrowing capacity under our 2003 Credit Facility of $700 million, less $78 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Our Loan Agreement with GECC relating to our vendor financing program, which is effective through 2010 (the “Loan Agreement”), provides for a series of monthly secured loans up to $5.0 billion outstanding at any one time. The Loan Agreement incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At June 30, 2003, we were, and expect to remain, in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Litigation—We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (ERISA), as discussed in Note 10 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. As required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. In March 2003, we recorded a litigation charge of $183 million (after-tax) in connection with a case brought against our primary U.S. pension plan for salaried employees. We recorded the charge subsequent to reviewing the probability of a favorable outcome to us following the oral argument of the Plan’s appeal to the Seventh Circuit Court of Appeals. Should developments in any of our other legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Xerox Corporation

Form 10-Q

June 30, 2003

Page
Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	56-57

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	60

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1

Xerox Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per-share data)	2003	2002	2003	2002
Revenues
Sales	$1,696	$1,662	$3,285	$3,245
Service, outsourcing and rentals	1,970	2,040	3,887	4,051
Finance income	254	250	505	514

Total Revenues	3,920	3,952	7,677	7,810

Costs and Expenses
Cost of sales	1,069	1,017	2,070	2,038
Cost of service, outsourcing and rentals	1,096	1,154	2,185	2,317
Equipment financing interest	93	101	185	193
Research and development expenses	225	240	461	470
Selling, administrative and general expenses	1,089	1,110	2,109	2,279
Restructuring and asset impairment charges	37	53	45	199
Provision for litigation	—	—	300	—
Gain on affiliate’s sale of stock	(1)	—	(1)	—
Other expenses, net	166	116	287	214

Total Costs and Expenses	3,774	3,791	7,641	7,710

Income before Income Taxes, Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	146	161	36	100
Income taxes	53	64	—	41

Income before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	93	97	36	59
Equity in net income of unconsolidated affiliates	16	15	30	26
Minorities’ interests in earnings of subsidiaries	(23)	(25)	(45)	(49)

Income before Cumulative Effect of Change in Accounting Principle	86	87	21	36
Cumulative effect of change in accounting principle	—	—	—	(63)

Net Income (Loss)	$86	$87	$21	$(27)
Less: Preferred stock dividends, net	(11)	—	(21)	—

Income (Loss) Available to Common Shareholders	$75	$87	$—	$(27)

Basic Earnings (Loss) per Share:
Income before Cumulative Effect of Change in Accounting Principle	$0.10	$0.12	$—	$0.05
Net Income (Loss) Per Share	$0.10	$0.12	$—	$(0.04)

Diluted Earnings (Loss) per Share:
Income before Cumulative Effect of Change in Accounting Principle	$0.09	$0.11	$—	$0.05
Net Income (Loss) Per Share	$0.09	$0.11	$—	$(0.04)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data in thousands)	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$2,279	$2,887
Accounts receivable, net	2,149	2,072
Billed portion of finance receivables, net	491	564
Finance receivables, net	2,993	3,088
Inventories	1,232	1,231
Other current assets	1,297	1,186

Total Current Assets	10,441	11,028

Finance receivables due after one year, net	5,265	5,353
Equipment on operating leases, net	391	450
Land, buildings and equipment, net	1,771	1,757
Investments in affiliates, at equity	548	628
Intangible assets, net	342	360
Goodwill	1,609	1,564
Deferred tax assets, long-term	1,610	1,592
Other long-term assets	2,572	2,726

Total Assets	$24,549	$25,458

Liabilities and Equity
Short-term debt and current portion of long-term debt	$3,870	$4,377
Accounts payable	767	839
Accrued compensation and benefits costs	428	481
Unearned income	243	257
Other current liabilities	1,502	1,833

Total Current Liabilities	6,810	7,787

Long-term debt	7,928	9,794
Pension liabilities	1,723	1,307
Post-retirement medical benefits	1,265	1,251
Other long-term liabilities	1,162	1,144

Total Liabilities	18,888	21,283

Minorities’ interests in equity of subsidiaries	71	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	1,716	1,701
Preferred stock	521	550
Deferred ESOP benefits	(42)	(42)
Mandatory convertible preferred stock	889	—
Common stock, including additional paid-in capital	3,229	2,739
Retained earnings	1,025	1,025
Accumulated other comprehensive loss	(1,748)	(1,871)

Total Liabilities and Equity	$24,549	$25,458

Shares of common stock issued and outstanding	789,665	738,273

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002
Cash Flows from Operating Activities
Net Income (Loss)	$86	$87	$21	$(27)
Adjustments required to reconcile net income (loss) to cash flows from operating activities
Provision for litigation	—	—	300	—
Depreciation and amortization	189	240	388	559
Impairment of goodwill	—	—	—	63
Provisions for receivables and inventory	98	108	173	257
Restructuring and asset impairment charges	37	53	45	199
Cash payments for restructurings	(73)	(61)	(253)	(183)
Loss on early extinguishment of debt	73	—	73	—
Loss (gains) on sales of businesses and assets, net	6	13	8	(6)
Undistributed equity in income of affiliated companies	(7)	(15)	(20)	(26)
Decrease in inventories	17	24	17	81
Increase in on-lease equipment	(36)	(55)	(72)	(91)
Decrease in finance receivables	162	352	345	468
Decrease (increase) in accounts receivable and billed portion of finance receivables	100	(101)	75	(102)
(Decrease) increase in accounts payable and accrued compensation and benefits costs	89	62	(44)	130
Net change in income tax assets and liabilities	(35)	72	(113)	(325)
Decrease in other current and long-term liabilities	(45)	(53)	(106)	(143)
Other, net	21	(102)	4	(87)

Net cash provided by operating activities	682	624	841	767

Cash Flows from Investing Activities
Cost of additions to land, buildings and equipment	(44)	(45)	(79)	(71)
Proceeds from sales of land, buildings and equipment	3	1	4	4
Cost of additions to internal use software	(14)	(3)	(24)	(14)
Proceeds from divestitures, net	26	228	29	273
Net change in escrow and other restricted investments	19	(75)	(34)	(153)

Net cash (used in) provided by investing activities	(10)	106	(104)	39

Cash Flows from Financing Activities
Cash proceeds from new secured financings	329	667	1,142	1,178
Debt payments on secured financings	(516)	(407)	(975)	(805)
Other cash changes in debt, net	(2,598)	(3,911)	(2,856)	(3,322)
Net proceeds from issuance of mandatory convertible preferred securities	889	—	889	—
Net proceeds from issuance of common stock	457	2	460	4
Dividends on preferred stock	(11)	—	(22)	—
Dividends to minority shareholders	(1)	—	(1)	—

Net cash used in financing activities	(1,451)	(3,649)	(1,363)	(2,945)

Effect of exchange rate changes on cash and cash equivalents	23	63	18	40

Decrease in cash and cash equivalents	(756)	(2,856)	(608)	(2,099)
Cash and cash equivalents at beginning of period	3,035	4,747	2,887	3,990

Cash and cash equivalents at end of period	$2,279	$1,891	$2,279	$1,891

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

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2002 Consolidated Financial Statements included in our Current Report on Form 8-K dated July 23, 2003 and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the 2002 consolidated financial statements. In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

For convenience and ease of reference, we refer to the financial statement caption “ Income before Income Taxes, Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle” as “pre-tax income.”

Certain reclassifications have been made to prior year information to conform to the current year presentation.

In December 2002, we finalized our transitional goodwill impairment testing as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and recorded an impairment charge of $63 as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002.

Liquidity: We manage our worldwide liquidity using internal cash management practices which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain such cash management practices. As described in our 2002 consolidated financial statements, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. As a result, our access to capital and derivative markets was restricted.

On June 25, 2003, we completed a $3.6 billion recapitalization (the “Recapitalization”) that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 of 7 1/8 % Senior Notes due 2010 and $550 of 7 5/8 % Senior Notes due 2013 and the effectiveness of our new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility consists of a fully drawn $300 term loan and a $700 revolving credit facility (which includes a $200 sub-facility for letters of credit). The proceeds from the Recapitalization were used to repay the amounts outstanding under the Amended and Restated Credit Agreement we entered into in June 2002 (the “2002 Credit Facility”). Upon repayment of amounts outstanding, the 2002 Credit Facility was terminated and we incurred a $73 charge associated with unamortized debt issuance costs.

On June 30, 2003, we had $700 of borrowing capacity under the 2003 Credit Facility, less $78 utilized for letters of credit. The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Our Loan Agreement with General Electric Credit Corporation (“GECC”) relating to our vendor financing program, which is effective through 2010 (the “Loan Agreement”), provides for a series of monthly secured loans up to $5.0 billion outstanding at any one time. The Loan Agreement incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At June 30, 2003, we were, and expect to remain, in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

With $2.3 billion of cash and cash equivalents on hand at June 30, 2003 and borrowing capacity under our 2003 Credit Facility of $700, less $78 utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

2.	Accounting Changes and New Accounting Standards:

Revenue Recognition: In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the revenue recognition for arrangements with multiple deliverables. The deliverables in these arrangements must be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their fair value. The guidance in this issue is effective for revenue arrangements entered into after June 30, 2003. Although we do not expect that the adoption of EITF 00-21 will have a material impact on our consolidated financial statements, we are currently evaluating the possible effects. A full description of our revenue recognition policy associated with bundled contractual lease arrangements is included in Note 3 below.

Liabilities and Equity Classification: In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for how certain financial instruments with characteristics of liabilities and equity are classified in the balance sheet. We were required to adopt SFAS No. 150 as of July 1, 2003. As a result of adopting SFAS No. 150, certain securities included within the balance sheet caption “Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company” which are currently classified between liabilities and equity in our Condensed Consolidated Balance Sheet, will be reclassified to a separate line within liabilities. In addition, the distributions related to these instruments which are currently reported net of tax as a component of “Minorities’ interests in earnings of subsidiaries” in our Condensed Consolidated Statement of Income, will be prospectively accounted for as interest expense within Other expenses, net, with the tax effects presented within the income tax provision. As of July 1, 2003, the third quarter balance sheet reclassification was $696. After-tax annual distributions and related accretion associated with these instruments are approximately $34 ($55 pre-tax).

Asset Retirement Obligations: In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003 and its adoption did not have a material effect on our financial position or results of operations.

Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 is required to be implemented beginning July 1, 2003. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position or liquidity.

Guarantees: In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivatives and Hedging” (“SFAS No. 133”), a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that we have entered are disclosed in Note 10. The requirements of FIN 45 did not have a material impact on our results of operations, financial position or liquidity.

Stock-Based Compensation: In 2002 the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”) which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 in the fourth quarter of 2002. Since we have not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

We do not recognize compensation expense relating to employee stock options because we normally grant options with an exercise price equal to the fair value of the stock on the effective date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma income (loss) and income (loss) per share would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income (loss), as reported	$86	$87	$21	$(27)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(10)	(20)	(24)	(38)

Net income (loss)—pro forma	$76	$67	$(3)	$(65)

Earnings per share:(1)
Basic—as reported	$0.10	$0.12	$0.00	$(0.04)
Basic—pro forma	$0.09	$0.09	$(0.03)	$(0.09)

Diluted—as reported	$0.09	$0.11	$0.00	$(0.04)
Diluted—pro forma	$0.08	$0.08	$(0.03)	$(0.09)

1	The calculation of earnings per share is impacted by preferred dividends in arriving at income available to common shareholders. Dividends for the period are subtracted from net income (loss) when calculating earnings per share. See Note 11 for the earnings per share calculation.

Costs Associated with Exit or Disposal Activities: In 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. We adopted SFAS No. 146 in the fourth quarter of 2002. Refer to Note 5 for further discussion.

3.	Revenue Recognition:

In the normal course of business, we generate revenue through the sale and rental of equipment, service and supplies and income associated with the financing of our equipment sales. Revenue is recognized when earned. More specifically, revenue related to sales of our products and services is recognized as follows:

Equipment: Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate. For equipment sales that require us to install the product at the customer location, revenue is recognized when the equipment has been delivered to and installed at the customer location. Sales of customer installable products are recognized upon shipment or receipt by the customer according to the customer’s shipping terms. Revenues from equipment under other leases and similar arrangements are accounted for by the operating lease method and are recognized as earned over the lease term, which is generally on a straight-line basis.

Service: Service revenues are derived primarily from maintenance contracts on our equipment sold to customers and are recognized over the term of the contracts. A substantial portion of our products are sold with full service maintenance agreements for which the customer typically pays a base service fee plus a variable amount based on usage. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs.

Supplies: Supplies revenue generally is recognized upon shipment or utilization by customer in accordance with sales terms.

Revenue Recognition Under Bundled Arrangements: We sell most of our products and services under bundled contract arrangements, which contain multiple deliverable elements. These contractual lease arrangements typically include equipment, service, supplies and financing components for which the customer pays a single negotiated price for all elements. These arrangements typically also include a variable component for page volumes in excess of contractual minimums, which are often expressed in terms of price per page, which we refer to as the “cost per copy.” In a typical bundled arrangement, our customer is quoted a fixed minimum monthly payment for 1) the equipment, 2) the associated services and other executory costs and 3) the financing element. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed minimum payments that the customer is obligated to make (“fixed payments”) over the lease term. The payments associated with page volumes in excess of the minimums are contingent on whether or not such minimums are exceeded (“contingent payments”). The minimum contractual committed copy volumes are typically negotiated to equal the customer’s estimated copy volume at lease inception. In applying our lease accounting methodology, we consider the fixed payments for purposes of allocating to the fair value elements of the contract. We do not consider the contingent payments for purposes of allocating to the elements of the contract or recognizing revenue on the sale of the equipment, given the inherent uncertainties as to whether such amounts will ever be received. Contingent payments are recognized as revenue in the period when the customer exceeds the minimum copy volumes specified in the contract.

When separate prices are listed in multiple element customer contracts, such prices may not be representative of the fair values of those elements, because the prices of the different components of the arrangement may be modified through customer negotiations, although the aggregate consideration may remain the same. Therefore, revenues under these arrangements are allocated based upon estimated fair values of each element. Our revenue allocation methodology first begins by determining the fair value of the service component, as well as other executory costs and any profit thereon and second, by determining the fair value of the equipment based on comparison of the equipment values in our accounting systems to a range of cash selling prices or, if applicable, other verifiable objective evidence of fair value. We perform extensive analyses of available verifiable objective evidence of equipment fair value based on cash selling prices during the applicable period. The cash selling prices are compared to the range of values included in our lease accounting systems. The range of cash selling prices must support the reasonableness of the lease selling prices, taking into account residual values that accrue to our benefit, in order for us to determine that such lease prices are indicative of fair value. Our interest rates are developed based upon a variety of factors including local prevailing rates in the marketplace and the customer’s credit history, industry and credit class. These rates are recorded within our pricing systems. The resultant implicit interest rate, which is the same as our pricing interest rate, unless adjustment to equipment values is required, is then compared to fair market value rates to assess the reasonableness of the fair value allocations to the multiple elements.

Determination of Appropriate Revenue Recognition for Leases: Our accounting for leases involves specific determinations under Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS No. 13”) which often involve complex provisions and significant judgments. The two primary criteria of SFAS No. 13 which we use to classify transactions as sales-type or operating leases are (1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment and (2) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment. Under our current product portfolio and business strategies, a non-cancelable lease of 45 months or more generally qualifies as a sale. Certain of our lease contracts are customized for larger customers, which results in complex terms and conditions and requires significant judgment in applying the above criteria. In addition to these, there are also other important criteria that are required to be assessed, including whether collectibility of the lease payments is reasonably predictable and whether there are important uncertainties related to costs that we have yet to incur with respect to the lease. In our opinion, our sales-type lease portfolios contain only normal credit and collection risks and have no important uncertainties with respect to future costs. Our leases in our Latin America operations have historically been recorded as operating leases since a majority of these leases are terminated significantly prior to the expiration of the contractual lease term. Specifically, because we generally do not collect the receivable from the initial transaction upon termination or during any subsequent lease term, the recoverability of the lease investment is deemed not to be predictable at lease inception. We continue to evaluate economic, business and political conditions in the Latin American region to determine if certain leases will qualify as sales type leases in future periods.

The critical estimates and judgments that we consider with respect to our lease accounting, are the determination of the economic life and the fair value of equipment, including the residual value. Those estimates are based upon historical experience with all our products. For purposes of estimating the economic life, we consider the most objective measure of historical experience to be the original contract term, since most equipment is returned by lessees at or near the end of the contracted term. The estimated economic life of most of our products is five years since this represents the most frequent contractual lease term for our principal products and only a small percentage of our leases having original terms longer than five years. We believe that this is representative of the period during which the equipment is expected to be economically usable, with normal service, for the purpose for which it is intended. We continually evaluate the economic life of both existing and newly introduced products for purposes of this determination. Residual values are established at lease inception using estimates of fair value at the end of the lease term. Our residual values are established with due consideration to forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, remanufacturing strategies, used equipment markets if any, competition and technological changes.

The vast majority of our leases that qualify as sales-type are non-cancelable and include cancellation penalties approximately equal to the full value of the leased equipment. A portion of our business involves sales to governmental units. Governmental units are those entities that have statutorily defined funding or annual budgets that are determined by their legislative bodies. Certain of our governmental contracts may have cancellation provisions or renewal clauses that are required by law, such as 1) those dependant on fiscal funding outside of a governmental unit’s control, 2) those that can be cancelled if deemed in the taxpayer’s best interest or 3) those that must be renewed each fiscal year, given limitations that may exist on entering multi-year contracts that are imposed by statute. In these circumstances and in accordance with the relevant accounting literature, we carefully evaluate these contracts to assess whether cancellation is remote because of the existence of substantive economic penalties upon cancellation or whether the renewal is reasonably assured due to the existence of a bargain renewal option. The evaluation of a lease agreement with a renewal option includes an assessment as to whether the renewal is reasonably assured based on the intent of such governmental unit and pricing terms as compared to those of short-term leases at lease inception. We further ensure that the contract provisions described above are offered only in instances where required by law. Where such contract terms are not legally required, we consider the arrangement to be cancelable and account for it as an operating lease.

Aside from the initial lease of equipment to our customers, we may enter subsequent transactions with the same customer whereby we extend the term. We evaluate the classification of lease extensions of sales-type leases using the originally determined economic life for each product. There may be instances where we have lease extensions for periods that are within the original economic life of the equipment. These are accounted for as sales-type leases only when the extensions occur in the last three months of the lease term and they otherwise meet the appropriate criteria of SFAS 13. All other lease extensions of this type are accounted for as direct financing leases. We generally account for lease extensions that go beyond the economic life as operating leases because of important uncertainties as to the amount of servicing and repair costs that we may incur.

4.	Inventories:

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Finished goods	$947	$970
Work in process	63	66
Raw materials	222	195

Total inventories	$1,232	$1,231

Inventories are carried at the lower of average cost or market. Inventories also include equipment that is returned at the end of the lease term. Returned equipment is recorded at the lower of remaining net book value or salvage value. Salvage value consists of the estimated market value (generally determined based on replacement cost) of the salvageable component parts, which are expected to be used in the remanufacturing process.

We regularly review inventory quantities and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, production requirements and servicing commitments. Several factors may influence the realizability of our inventories, including our decision to exit a product line, technological changes and new product development. The provision for excess and/or obsolete raw materials and equipment inventories is based primarily on near term forecasts of product demand and include consideration of new product introductions as well as changes in remanufacturing strategies. The provision for excess and/or obsolete service parts inventory is based primarily on projected servicing requirements over the life of the related equipment populations.

5.	Restructuring Programs:

Since early 2000, we have engaged in a series of restructuring programs related to downsizing our employee base, exiting certain businesses, outsourcing certain internal functions and engaging in other actions designed to reduce our cost structure. We accomplished these objectives through the undertaking of restructuring initiatives. As of December 31, 2002, all restructuring programs had been substantially completed, except for the previously announced turnaround program and the Restructuring Programs under SFAS No. 146, which continued through June 30, 2003. We have completed all our major initiatives and currently do not expect material provisions in the future, aside from those discussed below. However, as management continues to evaluate the business, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed. Detailed information related to the Restructuring Programs under SFAS No. 146 and the Turnaround Program is outlined below.

Restructuring Programs under SFAS No. 146: On October 1, 2002, we adopted the provisions of SFAS No. 146. During the fourth quarter of 2002, we announced a worldwide restructuring program and subsequently recorded a provision of $402. The provision consisted of $312 for severance and related costs, $45 of costs associated with lease terminations and future rental obligations, net of estimated future sublease rents and $45 for asset impairments. The severance and related costs were related to the elimination of approximately 4,700 positions worldwide. As of June 30, 2003, substantially all the 4,700 affected employees had been separated under the program. During the first six months of 2003, we provided an additional $45 for the restructuring programs, net of reversals of $11 related to changes in estimates for severance costs from previously recorded actions. The additional provision consisted of $26 related to the elimination of approximately 300 positions worldwide, $25 for pension settlements associated with prior severance actions and $5 for lease terminations. The reserve balance of the Restructuring Programs under SFAS No. 146 at June 30, 2003 of $120 is expected to be substantially paid during the remainder of 2003.

The following table summarizes the restructuring activity for the Restructuring Programs under SFAS No. 146 for the six months ended June 30, 2003:

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance at December 31, 2002	$241	$45	$286
Provisions, including accretion	51	5	56
Reversals	(11)	—	(11)
Charges	(202)	(9)	(211)

Balance at June 30, 2003	$79	$41	$120

The following tables summarize the total amount of costs expected to be incurred in connection with the Restructuring Programs under SFAS No. 146 and the cumulative amount incurred as of June 30, 2003:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2002	Net amount incurred for the six months ended June 30, 2003	Cumulative amount incurred as of June 30, 2003	Total expected to be incurred *
Production	$146	$21	$167	$183
Office	102	18	120	132
DMO	54	—	54	55
Other	100	6	106	118

Net Provision	$402	$45	$447	$488

*	The total amount of $488 represents the cumulative amount incurred through June 30, 2003 plus additional expected 2003 restructuring charges of $41 related to initiatives identified to date but not yet recognized in the consolidated financial statements. The expected 2003 restructuring provision relates to pension settlements as well as additional severance and cost reductions, principally related to the integration of our Xerox Engineering Systems business.

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2002	Amount incurred for the six months ended June 30, 2003	Cumulative amount incurred as of June 30, 2003	Total expected to be incurred *
Severance and related costs	$312	$40	$352	$387
Lease cancellation and other costs	45	5	50	56
Asset impairments	45	—	45	45

Net Provision	$402	$45	$447	$488

Turnaround Program. The Turnaround Program was put in place in October 2000 to reduce costs, improve operations, transition customer equipment financing to third-party vendors and sell certain assets. As of December 31, 2002, we had $131 of restructuring reserves remaining primarily related to employee severance as a result of our downsizing efforts. The Turnaround Program reserve balance at June 30, 2003 was $62. The remaining balance is expected to be paid in 2003.

The following table summarizes the restructuring activity for the Turnaround Program for the six month period ended June 30, 2003:

	Severance and related costs	Lease cancellation and other costs	Total
Balance at December 31, 2002	$104	$27	$131
Provisions	3	1	4
Reversal	(3)	(1)	(4)
Charges	(67)	(2)	(69)

Balance at June 30, 2003	$37	$25	$62

The SOHO Disengagement Plan is substantially completed. As of June 30, 2003, we had $6 of reserves remaining related to this plan, which were primarily for lease cancellation and other costs.

Reconciliation of Restructuring Charges to Statements of Cash Flows

The following is a reconciliation of charges to the restructuring reserves for all restructuring actions to the amounts reported in the Consolidated Statement of Cash Flows as cash payments for restructurings:

June 30 2003
Charges to reserve, all programs	$(280)
Non-cash items:
Pension settlements	25
Effects of foreign currency and other	2

Cash payments for restructurings	$(253)

6.	Common Shareholders’ Equity:

Common shareholders’ equity consisted of:

	June 30, 2003	December 31, 2002
Common stock (1)	$790	$738
Additional paid-in-capital (1)	2,439	2,001
Retained earnings	1,025	1,025
Accumulated other comprehensive loss (2)	(1,748)	(1,871)

Total	$2,506	$1,893

(1)	Amounts as of June 30, 2003 include the issuance of 46 million common shares in connection with the Recapitalization.
(2)	Accumulated other comprehensive loss at June 30, 2003 was comprised of cumulative translation adjustments of $(1,311) and a minimum pension liability of $(437).

As of June 30, 2003, we had $889 of 6.25% Series C Mandatory Convertible Preferred Stock outstanding. These securities will convert to common stock at or prior to July 1, 2006. The conversion will result in the issuance of between approximately 75 and 90 million shares of our common stock depending on the market price of our common stock on the conversion date.

Comprehensive income for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Income (Loss)	$86	$87	$21	$(27)
Translation adjustments	194	179	213	130
Unrealized gains on marketable securities	—	3	—	—
Adjustment for minimum pension liability (1)	(6)	—	(91)	(25)
Cash flow hedge adjustments	—	(5)	1	(1)

Comprehensive income	$274	$264	$144	$77

(1)	The change of $91 in the minimum pension liability since December 31, 2002 relates primarily to our portion of a minimum pension liability charge recorded by Fuji Xerox during the period.

7.	Interest Expense and Income:

Interest expense and interest income for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest expense (1)	$205	$170	$407	$351
Interest income (2)	(266)	(272)	(527)	(557)

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Equipment financing interest is determined based on a combination of actual interest expense incurred on financing debt, as well as our estimated cost of debt, applied against the estimated level of debt required to support our financed receivables. The estimate is based on an assumed ratio of debt as compared to our finance receivables. This ratio ranges from 80-90% of our average finance receivables. This methodology has been consistently applied for all periods presented.

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

The Office segment includes black and white products up to 90 pages per minute and color devices up to 40 pages per minute. Products include our family of Document Centre digital multifunction products and our new suite of CopyCentre, WorkCentre, and WorkCentre prodigital multifunction offerings, DocuColor color multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers, and facsimile products. These products are sold through direct and indirect sales channels in North America and Europe to global, national and mid-size commercial customers as well as government, education and other public sector customers.

The DMO segment includes our operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. This segment includes sales of products that are typical to the aforementioned segments, however, management serves and evaluates these markets on an aggregate geographic, rather than product, basis.

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

Operating segment revenues and profitability for the three months ended June 30, 2003 and 2002 were as follows:

	Production	Office	DMO	Other(1)	Total
2003
Total segment revenues	$1,116	$1,938	$410	$456	$3,920

Segment profit (loss)	$113	$160	$48	$(122)	$199

2002
Total segment revenues	$1,113	$1,866	$462	$511	$3,952

Segment profit (loss)	$97	$152	$14	$(33)	$230

Operating segment revenues and profitability for the six months ended June 30, 2003 and 2002 were as follows:

	Production	Office	DMO	Other(1)	Total
2003
Total segment revenues	$2,181	$3,772	$773	$951	$7,677

Segment profit (loss)	$206	$315	$77	$(187)	$411

2002
Total segment revenues	$2,193	$3,703	$910	$1,004	$7,810

Segment profit (loss)	$172	$259	$16	$(119)	$328

(1)	Other segment loss for the three and six months ended June 30, 2003 included the $73 loss associated with extinguishment of debt on the 2002 Credit Facility as described in Note 1.

The following is a reconciliation of segment profit to pre-tax income:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Total segment profit	$199	$230	$411	$328
Reconciling items:
Provision for litigation	—	—	(300)	—
Restructuring and impairment charges	(37)	(53)	(45)	(199)
Restructuring related inventory charge	—	(1)	—	(3)
Allocated item:
Equity in net income of unconsolidated affiliates	(16)	(15)	(30)	(26)

Pre-tax income	$146	$161	$36	$100

9.	Debt and Vendor Financing:

2003 Credit Facility

We entered into the 2003 Credit Facility effective as of June 25, 2003. The 2003 Credit Facility replaced the 2002 Credit Facility. The 2003 Credit Facility consists of a fully drawn $300 term loan and a $700 revolving credit facility that includes a $200 letter of credit sub-facility. Xerox is the only borrower of the term loan. The revolving credit facility is available, without sub-limit, to Xerox and certain foreign subsidiaries of Xerox, including Xerox Canada Capital Limited (“XCCL”), Xerox Capital (Europe) plc (“XCE”) and other qualified foreign subsidiaries (excluding Xerox, the “Overseas Borrowers”). The 2003 Credit Facility matures on September 30, 2008. In conjunction with the 2003 Credit Facility, debt issuance costs of $28 were deferred.

Subject to certain limits described in the following paragraph, the obligations under the 2003 Credit Facility are secured by liens on substantially all the assets of Xerox and each of our U.S. subsidiaries with a consolidated net worth from time to time of $100 or more (the “Material Subsidiaries”), excluding Xerox Credit Corporation (“XCC”) and certain other finance subsidiaries, and are guaranteed by certain Material Subsidiaries. Xerox is guaranteeing the obligations of the Overseas Borrowers.

Under the terms of certain of our outstanding public bond indentures, the amount of obligations under the 2003 Credit Facility that can be (1) secured by assets (the “Restricted Assets”) of (a) Xerox and (b) our non-financing subsidiaries that have a consolidated net worth of at least $100, without (2) triggering a requirement to also secure those indentures, is limited to the excess of (x) 20% of our consolidated net worth (as defined in the public bond indentures) over (y) the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of 2003 Credit Facility debt secured by the Restricted Assets will vary from time to time with changes in our consolidated net worth. The amount of security provided under this formula accrues to the benefit of both the term loan and revolving loans under the 2003 Credit Facility, ratably.

The term loan and the revolving loans will each bear interest at LIBOR plus a spread that will vary between 1.75% and 3.00% (or, at our election, at the base rate plus a spread that will vary between 0.75% and 2.00%) depending on the then-current leverage ratio under the 2003 Credit Facility.

The 2003 Credit Facility contains affirmative and negative covenants, as well as financial maintenance covenants. Certain of the more significant covenants under the 2003 Credit Facility are summarized below (this summary is not complete and is in all respects subject to the actual provisions of the 2003 Credit Facility):

(a)	Limitations on the following will apply at all times under the 2003 Credit Facility:

Minimum consolidated net worth of not less than $3.0 billion; for this purpose, “consolidated net worth” generally means the sum of the amounts included on our Statement of Common Shareholders’ Equity as “Common shareholders’ equity,” and in our balance sheet as “Preferred stock,” and, so long as the same is not treated as indebtedness, “Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company,” except that the currency translation adjustment effects and the effects of compliance with SFAS No. 133 occurring after January 1, 2003 are disregarded, and the preferred securities (whether or not convertible) issued by us or by our subsidiaries which are outstanding on June 25, 2003, and any security that causes an increase in consolidated net worth under (and as defined in) our public bond indentures, will always be included, and any capital stock or similar equity interest issued after June 25, 2003 which matures or generally becomes mandatorily redeemable for cash or puttable at holders’ option prior to April 1, 2009 will always be excluded;

Maximum leverage ratio (a quarterly test that is calculated as total adjusted debt divided by EBITDA) ranging from 2.0 to 3.1; and

Creation and existence of liens, and certain fundamental changes to corporate structure and nature of business, including mergers.

(b)	Limitations on the following will apply only until such time that Xerox’s senior unsecured debt is rated at least BBB- by S&P and Baa3 by Moody’s (the “Ratings Condition”), and thereafter do not apply:

Minimum EBITDA (a quarterly test that is based on rolling four quarters) ranging from $1.1 to $1.3 billion; for this purpose, “EBITDA” (earnings before interest, taxes, depreciation, amortization as well as certain non-recurring items, as defined) generally means EBITDA, excluding interest and financing income to the extent included in EBITDA as consolidated net income; and

Maximum capital expenditures (an annual test) of $405 during fiscal year 2003, and thereafter an amount per fiscal year equal to $330 plus any unused amount carried over from any prior fiscal year; additional capital expenditures can be made utilizing certain amounts that are otherwise available to make restricted payments and investments; for this purpose, “capital expenditures” generally means the amounts included on our statement of cash flows as “additions to land, buildings and equipment,” plus any capital lease obligations incurred.

(c)	Limitations on the following will not apply at any time that the Ratings Condition is satisfied, and will be reinstated at any time that the Ratings Condition is not satisfied:

Issuance of debt and preferred stock; asset transfers; hedging transactions other than those entered into in the ordinary course of business; certain types of restricted payments relating to our, or our subsidiaries’, equity interests and subordinated debt, including (subject to certain exceptions) payment of cash dividends on our common stock; certain transactions with affiliates, including intercompany loans and asset transfers and acquisitions.

(d)	Limitations on investments shall apply only at such times that Xerox’s senior unsecured debt is rated less than BB by S&P and Ba2 by Moody’s.

The 2003 Credit Facility generally does not affect our ability to continue to monetize receivables under the agreements with GECC and others. Subject to certain exceptions, we cannot pay cash dividends on our common stock during the term of the 2003 Credit Facility, although we can pay cash dividends on our preferred stock provided there is then no event of default under the 2003 Credit Facility. In addition to other defaults customary for facilities of this type, defaults on other debt, or bankruptcy, of Xerox, or certain of our subsidiaries, and a change in control of Xerox, would constitute events of default under the 2003 Credit Facility.

2010/2013 Senior Notes

On June 25, 2003, we issued $700 aggregate principal amount of Senior Notes due 2010 and $550 aggregate principal amount of Senior Notes due 2013. Interest on the Senior Notes due 2010 and 2013 will accrue at the rate of 7  1/8 percent and 7  5/8percent, respectively, per annum and is payable semiannually. In conjunction with the issuance of the 2010 and 2013 Senior Notes, debt issuance costs of $32 were deferred. These notes, along with our Senior Notes due 2009 which were issued in January 2002, are guaranteed by our wholly-owned subsidiaries Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc.

Payment of Convertible Debt due 2018

In April 2003, $560 of convertible debt due 2018 was put back to us in accordance with terms of the debt and was paid in cash.

Vendor Financing

Our financing business, including our vendor financing outsourcing and securitization activities, is described in detail in our 2002 consolidated financial statements. During the six months ended June 30, 2003, we completed the following significant vendor financing outsourcing initiatives:

We received $809 secured by our finance receivables in connection with our U.S. Vendor Financing Agreement with GECC and affiliates (“GE”), as disclosed in Note 5 to our 2002 consolidated financial statements. This amount included a special funding of approximately $265 secured by state and local governmental lease contracts and other previously excluded contracts. The agreement with GE was amended in March 2003 to allow for the inclusion of state and local governmental contracts in future securitizations.

In Canada, we extended the existing vendor financing program with GE and received approximately $160, net of escrow requirements of $5 and fees of $1, secured by our finance receivables. We recently negotiated a long-term Canadian agreement with GE which is discussed further in Note 14.

10.	Litigation, Regulatory Matters and Other Contingencies:

Guarantees, Indemnifications and Warranty Liabilities:

As more fully discussed in Note 2, we apply the disclosure provisions of FIN 45 to our agreements that contain guarantee or indemnification clauses. These disclosures require that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of June 30, 2003, we have accrued our estimate of liability incurred under these indemnification arrangements and guarantees where we have determined that a loss is probable and estimable.

Indemnifications provided as part of sales and purchases of businesses and real estate assets: We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts that we entered into for the sale or purchase of businesses or real estate assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants, including obligations to pay rent. These relate to such matters as adequate title to assets sold, intellectual property rights, specified environmental matters, and certain income taxes. In addition, we have provided guarantees to landlords on behalf of our subsidiaries with respect to real estate leases. In certain instances, these lease guarantees may remain in effect subsequent to the sale of the subsidiary. In each of these circumstances, our payment is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. In the case of lease guarantees, we may contest the liabilities asserted under the lease. Further, our obligations under these agreements and guarantees may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments we made.

Indemnification of Officers and Directors: Our corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify our officers and directors against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to Xerox Corporation and our subsidiaries. The by-laws provide no limit on the amount of indemnification. The litigation matters and regulatory actions described below involve certain of our current and former directors and officers, all of whom are covered by the aforementioned indemnity.

The Securities and Exchange Commission (“SEC”) announced on June 5, 2003 that it had reached a settlement with several individuals who are former officers of Xerox Corporation regarding the same accounting and disclosure matters which were involved in its investigation of Xerox Corporation. These individuals neither admitted nor denied wrongdoing and agreed to pay fines, disgorgement, and interest. These individuals are responsible for paying their own fines. However, because all of the individuals who settled were officers of Xerox Corporation, we were required under our by-laws to reimburse the individuals for the disgorgement, interest and legal fees which totaled $19. We accrued these settlement expenses during the second half of 2002.

Product Warranty Liabilities

In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our lower-end products in the Office segment, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. The following table summarizes product warranty activity for the six months ended June 30, 2003:

	Balance December 31, 2002	Provisions & Other	Payments	Balance June 30, 2003
Product warranty liabilities	$25	$28	$(27)	$26

Tax related contingencies:

At June 30, 2003, our Brazilian operations had received assessments levied against it for indirect and other taxes which, inclusive of interest, were approximately $425. The increase since the December 31, 2002 disclosed amount of $260 is primarily due to currency changes, indexation, interest and additional assessments. These assessments related principally to the internal transfer of inventory. We are disputing these assessments and intend to vigorously defend our position. We, as supported by the opinion of legal counsel, do not believe that the ultimate resolution of these assessments will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, we may be required to make cash deposits of up to half of the total amount in dispute. Any such amounts would be refundable to the extent the matter is successfully resolved.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may record incremental tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results.

Legal Matters:

As more fully discussed below, we are a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”). As required by Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” we determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

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

Bingham v. Xerox Corporation, et al: A lawsuit filed by James F. Bingham, a former employee of the Company, is pending in the Superior Court of Connecticut, Judicial District of Waterbury (Complex Litigation Docket) against the Company, Barry D. Romeril, Eunice M. Filter and Paul Allaire. The complaint alleges that the plaintiff was wrongfully terminated in violation of public policy because he attempted to disclose to senior management and to remedy alleged accounting fraud and reporting irregularities. The plaintiff further claims that the Company and the individual defendants violated the Company’s policies/commitments to refrain from retaliating against employees who report ethics issues. The plaintiff also asserts claims of defamation and tortious interference with a contract. He seeks: (i) unspecified compensatory damages in excess of $15 thousand, (ii) punitive damages, and (iii) the cost of bringing the action and other relief as deemed appropriate by the court. The parties are engaged in discovery. The court has scheduled trial during February to March 2004 and alternative trial dates in November 2003. The parties have agreed to engage in voluntary mediation. The individuals and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Berger, et al. v. RIGP: A class was certified in an action originally filed in the United States District Court for the Southern District of Illinois on July 25, 2000 against the Company’s Retirement Income Guarantee Plan (“RIGP”). The RIGP represents the primary U.S. pension plan for salaried employees. Plaintiffs brought this action on behalf of themselves and an alleged class of over 25,000 persons who received lump sum distributions from RIGP after January 1, 1990. Plaintiffs assert violations of the ERISA, claiming that the lump sum distributions were improperly calculated. On July 3, 2001, the court granted the Plaintiffs’ motion for summary judgment, finding the lump sum calculations violated ERISA. On September 30, 2002, the court entered a judgment on damages, stating it would adopt plaintiffs’ methodology for calculating such damages, resulting in a damage award of $284. Based on advice of legal counsel, RIGP concluded that success on appeal was probable and the judgment would be overturned based on significant errors of law in the lower court. RIGP appealed the District Court’s ruling with respect to both liability and damages. Subsequently, there were briefings, followed by an oral argument of the appeal to the Seventh Circuit Court of Appeals on April 9, 2003. Following the oral argument, RIGP and its counsel reassessed the probability of a favorable outcome related to the litigation which has resulted in the Company recording a charge equal to the amount of the initial judgment of $284 plus applicable interest, or $300 in the first quarter of 2003. Other than for the accrual of interest at the prime rate, the charge will only be subject to adjustment upon final legal determination, or upon settlement of the parties. As sponsor of the Plan, we were required to record the charge related to our obligation as, under relevant accounting standards, the results of the reassessment required recognition of the judgment. On August 1, 2003, the Seventh Circuit Court of Appeals affirmed the lower court’s judgment in all material respects. RIGP intends to move for a rehearing. Any final judgment would be paid from RIGP assets. However, such payment may require the Company to make additional contributions to RIGP in the future but not before 2005.

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

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Three additional class actions (Hopkins, Uebele and Saba) were subsequently filed in the same court making substantially similar claims. On October 16, 2002, the four actions were consolidated as In Re Xerox Corporation ERISA Litigation. On November 15, 2002, a consolidated amended complaint was filed. A fifth class action (Wright) was filed in the District of Columbia. It has been transferred to Connecticut and consolidated with the other actions. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that all the foregoing defendants were “named” or “de facto” fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the best interest of Plan participants. The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing retirement benefits in Xerox stock. Plaintiff also claims that defendants failed to ensure that Plan assets were invested prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent. The complaint does not specify the amount of damages sought. However, it asks that the losses to the Plan be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. We and the other defendants intend to vigorously defend the action and have filed a motion to dismiss the complaint. The plaintiffs subsequently filed a motion for class certification and the defendants moved to stay the class issue pending a decision by the court on the motion to dismiss. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Digwamaje et al. v. IBM et al: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the complaint on the Company was deemed effective as of December 6, 2002. The defendants include Xerox and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. The foregoing damages are being sought from all defendants, jointly and severally. Xerox intends to vigorously defend the action and has filed a motion to dismiss the complaint. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: On November 15, 2001, MPI Technologies, Inc. (“MPI”) sent to the American Arbitration Association a Demand for Arbitration of a dispute arising under an Agreement made as of March 15, 1994 between MPI and Xerox Canada Ltd. (“XCL”) to which the Company later became a party (“Agreement”). The Demand for Arbitration claimed that XCL and the Company owed royalties to MPI for software licensed under the Agreement and initially alleged damages “estimated to be in excess of $30 million.” In a subsequent claim submitted in the arbitration proceedings, MPI has alleged damages of $69 for royalties owed, $35 for breach of fiduciary duty, $35 in punitive damages and unspecified damages and injunctive relief with respect to a claim of copyright infringement. The parties have selected three arbitrators and have agreed to conduct the arbitration in Canada. The Company and XCL deny any liability or wrongdoing, including any royalties owed, have asserted a counterclaim against MPI for overpayment of royalties and breach of contract and intend to vigorously defend the claim. Based on the stage of the arbitration, it is not possible to estimate the amount of loss or the range of possible loss that might result from an adverse ruling or a settlement of this matter.

Accuscan, Inc. v. Xerox Corporation: On April 11, 1996, an action was commenced by Accuscan, Inc. (“Accuscan”), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40. However, on September 14, 1998, the court granted our motion for a new trial on damages. The trial ended on October 25, 1999 with a jury verdict of $10. Our motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the court. We appealed to the Court of Appeals for the Federal Circuit (“CAFC”) which found the patent not infringed, thereby terminating the lawsuit subject to an appeal which has been filed by Accuscan to the U.S. Supreme Court. The decision of the U.S. Supreme Court was to remand the case (along with eight others) back to the CAFC to consider its previous decision based on the Supreme Court’s May 28, 2002 ruling in the Festo case. We deny any liability or wrongdoing and intend to vigorously defend the action. Shortly after remand of the case to the CAFC, Accuscan sought reinstatement of a $10 supersedeas bond in the District Court for the Southern District of New York. On February 5, 2003, the District Court refused to re-impose the bond, despite the remand from the Supreme Court to the CAFC, stating that “it [appears] unlikely that the Federal Circuit will reverse itself.”

Derivative Litigation Brought on Behalf of the Company:

In re Xerox Derivative Actions: A consolidated putative shareholder derivative action is pending in the Supreme Court of the State of New York, County of New York against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG. The plaintiffs purportedly brought this action in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders. The second consolidated amended complaint alleges that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further allege that each of the director defendants breached his/her duties of due care and diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The second amended complaint also asserts claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claim that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox is held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. On December 16, 2002, the Company and the individual defendants answered the complaint. On July 23, 2003, the plaintiffs filed a third consolidated and amended derivative action complaint adding factual allegations relating to subsequent acts and transactions, namely reimbursement of six former officers for disgorgements imposed pursuant to their respective settlements with the SEC, and adding a demand for injunctive relief with respect to indemnification. The parties are currently engaged in discovery. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Pall v. Buehler, et al.: On May 16, 2002, a shareholder commenced a derivative action in the United States District Court for the District of Connecticut against KPMG. The Company was named as a nominal defendant. Plaintiff purported to bring this action derivatively in the right, and for the benefit, of the Company. He contended that he is excused from complying with the prerequisite to make a demand on the Xerox Board of Directors, and that such demand would be futile, because the directors are disabled from making a disinterested, independent decision about whether to prosecute this action. In the original complaint, plaintiff alleged that KPMG, the Company’s former outside auditor, breached its duties of loyalty and due care owed to Xerox by repeatedly acquiescing in, permitting and aiding and abetting the manipulation of Xerox’s accounting and financial records in order to improve the Company’s publicly reported financial results. He further claimed that KPMG committed malpractice and breached its duty to use such skill, prudence and diligence as other members of the accounting profession commonly possess and exercise. Plaintiff claimed that as a result of KPMG’s breaches of duties, the Company has suffered loss and damage. On May 29, 2002, plaintiff amended the complaint to add as defendants the present and certain former directors of the Company. He added claims against each of them for breach of fiduciary duty, and separate additional claims against the directors who are or were members of the Audit Committee of the

Board of Directors, based upon the alleged failure, inter alia, to implement, supervise and maintain proper accounting systems, controls and practices. The amended derivative complaint demands a judgment declaring that the defendants have violated and/or aided and abetted the breach of fiduciary and professional duties to the Company and its shareholders; awarding the Company unspecified compensatory damages, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages; and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees. On August 16, 2002, the individual defendants and Xerox filed a motion to dismiss the action. On March 27, 2003, the motion was granted. On April 22, 2003, the court entered judgment in favor of the defendants, dismissing the action in its entirety. The appeal period has expired. On May 12, 2003, the plaintiffs filed a motion seeking to amend the complaint. That motion has not been decided.

Pall v. KPMG, et al.: On May 13, 2003, a shareholder commenced a derivative action in the United States District Court for the District of Connecticut against KPMG and four of its current or former partners. The Company was named as a nominal defendant. Plaintiff purports to bring this action derivatively on behalf and for the benefit of the Company seeking damages allegedly caused to the Company by KPMG and the named individual defendants. The plaintiff asserts claims for contribution, negligence, negligent misrepresentation, breach of contract, breach of fiduciary duty and indemnification. The plaintiff seeks unspecified compensatory damages (together with pre-judgment and post-judgment interest), a declaratory judgment that defendants violated and/or aided and abetted the breach of fiduciary and professional duties to the Company, an award of punitive damages for the Company against the defendants, plus the costs and disbursements of the action.

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

Other Matters:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” On January 14, 1999, the U.S. Patent and Trademark Office (“PTO”) granted the first of two 3Com/Palm requests for reexamination of the Unistrokes patent challenging its validity. The PTO concluded its reexaminations and confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the judge narrowly interpreted the scope of the Unistrokes patent claims and, based on that narrow determination, found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims. On October 5, 2000, the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity thus establishing liability. On December 21, 2001, Palm appealed to the Court of Appeals. We moved for a trial on damages and an injunction or bond in lieu of injunction. The District Court denied our motion for a temporary injunction, but ordered a $50 bond to be posted to protect us against future damages until the trial. Palm provided a $50 irrevocable letter of credit in favor of Xerox. In January 2003, after the oral argument, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and that Xerox will be entitled to an injunction if the validity of the patent is favorably determined. It remanded the validity issues back to the District Court for further validity analysis. On March 20, 2003, we sought reconsideration of the Court of Appeals opinion, but such reconsideration was denied on April 8, 2003. The parties anticipate being contacted soon by the District Court regarding procedure to be followed on remand. Because the validity of the patent must be reconsidered, the basis for the protection bond no longer exists, and the $50 irrevocable letter of credit has been returned. We received a decision and order of the District Court on July 21, 2003 which sets a schedule for briefing of summary judgment with respect to the issue of validity of the patent in suit, with a hearing for argument scheduled to occur on December 10, 2003. Additionally, the District Court will permit limited discovery which is scheduled to proceed until the end of September 2003.

Xerox Corporation v. Business Equipment Research & Test Laboratories, Inc.: On July 9, 2002, the Company filed an action in U.S. District Court for the Western District of New York against Business Equipment Research & Test Laboratories, Inc. and one of its owners (collectively “BERTL”) alleging libel per se, trade libel, tortious interference with prospective business relationship, unfair competition, breach of contract, violation of the federal Computer Fraud and Abuse Act, deceptive acts and practices and conversion. On December 11, 2002, Xerox filed an amended complaint, alleging the same claims with greater specificity. Xerox seeks unspecified damages, injunctive relief and a declaratory judgment that Xerox has not infringed BERTL’s trademarks or copyrights, breached any agreement with BERTL or engaged in unfair competition. On January 24, 2003, BERTL filed its answer and sixteen counterclaims against Xerox Corporation and XCL, totaling $53; comprising $33 in compensatory damages and $20 in punitive damages in the aggregate. BERTL also moved to dismiss seven of Xerox’s nine claims. BERTL’s counterclaims against Xerox principally allege infringement of copyrights, appropriation of trade secrets, defamation and breach of contract. The parties settled the matter for an immaterial amount on May 12, 2003 and the action was subsequently dismissed with prejudice by the court.

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

As part of the settlement, a special committee of our Board of Directors retained Michael H. Sutton, former Chief Accountant of the SEC, as an independent consultant to review our material accounting controls and policies. Mr. Sutton commenced his review in July 2002. On February 21, 2003, Mr. Sutton delivered his final report, together with observations and recommendations, to members of the special committee. On April 18, 2003, a copy of Mr. Sutton’s report was delivered to the Board of Directors and the SEC. On June 17, 2003, the Board of Directors reported to the SEC the decisions taken as a result of the report. We have a comprehensive ongoing program addressing continued progress in enterprise risk management as well as our process and systems management. We are devoting significant additional resources to this end.

Other Matters: It is our policy to carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken, and where appropriate, public disclosure is made. In recent years we have become aware of a number of issues at our Indian subsidiary that occurred over a period of several years much of which occurred before we obtained majority ownership of these operations in mid 1999. These issues include misappropriations of funds and payments to other companies, that may have been inaccurately recorded on the subsidiary’s books, and certain improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. Our policy is to promptly investigate these activities once we become aware of them. As appropriate, we have reported them to the Indian authorities, the U.S. Department of Justice and to the SEC. Certain transactions of our unconsolidated South African affiliate that appear to have been improperly recorded as part of an effort to sell supplies outside of its authorized territory have been investigated and a report of the results has been received by the Board of Directors of the South African affiliate. Disciplinary actions have been taken, and the adjustments to our financial statements were not material. Subsequent to these activities, in the second quarter of 2003, we sold our interest in the South African affiliate. Following an investigation we have determined that certain inter-company and other balances in the local books and records of our majority-owned affiliate in Nigeria could not be substantiated. The Company’s records did not reflect these amounts and the local books have been adjusted to be consistent with them. This adjustment has had no effect on our financial statements. This matter has been reported to the SEC and the Department of Justice. We are in the process of liquidating this company in connection with the December 2002 sale of our interest in the Nigerian business to our local partner.

11.	Earnings per Share:

The following tables summarize basic and diluted earnings (loss) per share for the three and six months ended June 30, 2003 and 2002 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
I. Basic Earnings (Loss) Per Common Share
Income before cumulative effect of change in accounting principle	$86	$87	$21	$36
Accrued dividends on preferred stock, net of tax	(11)	—	(21)	—

Income (loss) before cumulative effect of change in accounting principle	75	87	—	36

Cumulative effect of change in accounting principle	—	—	—	(63)

Net income (loss) available to common shareholders	$75	$87	$—	$(27)

Weighted average shares outstanding for the period	747,275	727,997	744,372	726,821

Basic Earnings (Loss) per share:
Income before cumulative effect of change in accounting principle	$0.10	$0.12	$—	$0.05
Cumulative effect of change in accounting principle	—	—	—	(0.09)

Basic earnings (loss) per share	$0.10	$0.12	$—	$(0.04)

II. Diluted Earnings (Loss) Per Common Share:
Income before cumulative effect of change in accounting principle	$86	$87	$21	$36
ESOP expense adjustment, net of tax	(10)	—	(20)	—
Accrued dividends on preferred stock	(1)	—	(1)	—
Dividends on mandatory redeemable preferred securities—Trust II	—	13	—	—

Income before cumulative effect of change in accounting principle	75	100	—	36

Cumulative effect of change in accounting principle	—	—	—	(63)

Net income (loss) available to common shareholders	$75	$100	$—	$(27)

Weighted average common shares outstanding during the period	747,275	727,997	744,372	726,821
Common shares issuable with respect to:
Stock options	8,968	5,752	—	6,229
Mandatory redeemable preferred securities—Trust II	—	113,426	—	—
ESOP preferred stock	51,705	65,935	—	61,949

Adjusted weighted average shares outstanding for the period	807,948	913,110	744,372	794,999

Diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.09	$0.11	$—	$0.05
Cumulative effect of change in accounting principle	—	—	—	(0.09)

Diluted earnings (loss) per share	$0.09	$0.11	$—	$(0.04)

12.	Investment in Fuji Xerox:

Our equity in net income of our unconsolidated affiliates for the three and six months ended June 30, 2003 and 2002, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Fuji Xerox	$12	$11	$19	$15
Other investments	4	4	11	11

Total	$16	$15	$30	$26

Fuji Xerox is headquartered in Tokyo and operates in Japan and other areas of the Pacific Rim, Australia, and New Zealand. We account for our 25% interest in Fuji Xerox under the equity method of accounting. Condensed financial data of Fuji Xerox for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Summary of Operations
Revenues	$1,985	$1,824	$4,103	$3,577
Cost and Expenses	1,861	1,711	3,893	3,449

Income before income taxes	124	113	210	128
Income taxes	51	51	112	44
Minorities interests	9	11	19	18
Cumulative effect of change in accounting principle	14	—	14	—

Net income (1)	$50	$51	$65	$66

(1)	Net Income for the three and six months ended June 30, 2003 includes the effect of the adoption of SFAS 143.

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.

13.	Financial Statements of Subsidiary Guarantors: `

After effectiveness of the 2003 Credit Facility described in Notes 1 and 9, certain of our subsidiaries that were formerly required to guarantee our outstanding 9  3/4 % Senior Notes due 2009 were no longer required to and no longer guarantee those notes. As of June 30, 2003, the Senior Notes due 2009 were jointly and severally guaranteed by Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc. (the “Guarantor Subsidiaries”), each of which is wholly-owned by Xerox Corporation (the “Parent Company”). The Senior Notes due 2010 and 2013 issued in connection with the Recapitalization are also guaranteed by the Guarantor Subsidiaries.

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Xerox Corporation and subsidiaries as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002.

Condensed Consolidating Statements of Income (Unaudited) for the Three Months Ended June 30, 2003

(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$798	$15	$883	$—	$1,696
Service, outsourcing and rentals	1,071	10	889	—	1,970
Finance income	87	—	190	(23)	254
Intercompany revenues	161	—	121	(282)	—

Total Revenues	2,117	25	2,083	(305)	3,920

Cost and Expenses
Cost of sales	514	13	580	(38)	1,069
Cost of service, outsourcing and rentals	586	13	499	(2)	1,096
Equipment financing interest	27	—	89	(23)	93
Intercompany cost of sales	145	—	100	(245)	—
Research and development expenses	191	—	38	(4)	225
Selling, administrative and general expenses	626	10	453	—	1,089
Restructuring and asset impairment charges	20	—	17	—	37
Provision for litigation	—	—	—	—	—
Gain on affiliate’s sale of stock	(1)	—	—	—	(1)
Other (income) expenses, net	122	(6)	50	—	166

Total Cost and Expenses	2,230	30	1,826	(312)	3,774

Income (Loss) before Income Taxes (Benefits), Equity Income and Minorities’ Interests	(113)	(5)	257	7	146
Income taxes (benefits)	(45)	3	93	2	53

Income (Loss) before Equity Income and Minorities’ Interests	(68)	(8)	164	5	93
Equity in net income of unconsolidated affiliates	1	2	13	—	16
Equity in net income of consolidated affiliates	153	—	—	(153)	—
Minorities’ interests in earnings of subsidiaries	—	—	—	(23)	(23)

Net Income (Loss)	$86	$(6)	$177	$(171)	$86

Condensed Consolidating Statements of Income (Unaudited) for the Six Months Ended June 30, 2003

(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$1,597	$28	$1,660	$—	$3,285
Service, outsourcing and rentals	2,166	20	1,701	—	3,887
Finance income	165	—	386	(46)	505
Intercompany revenues	244	—	222	(466)	—

Total Revenues	4,172	48	3,969	(512)	7,677

Cost and Expenses
Cost of sales	1,015	25	1,111	(81)	2,070
Cost of service, outsourcing and rentals	1,179	26	985	(5)	2,185
Equipment financing interest	50	—	181	(46)	185
Intercompany cost of sales	219	—	178	(397)	—
Research and development expenses	408	—	59	(6)	461
Selling, administrative and general expenses	1,244	19	846	—	2,109
Restructuring and asset impairment charges	31	—	14	—	45
Provision for litigation	300	—	—	—	300
Gain on affiliate’s sale of stock	(1)	—	—	—	(1)
Other (income) expenses, net	204	(12)	95	—	287

Total Costs and Expenses	4,649	58	3,469	(535)	7,641

Income (Loss) before Income Taxes (Benefits), Equity Income and Minorities’ Interests	(477)	(10)	500	23	36
Income taxes (benefits)	(193)	5	180	8	—

Income (Loss) before Equity Income and Minorities’ Interests	(284)	(15)	320	15	36
Equity in net income of unconsolidated affiliates	3	4	20	3	30
Equity in net income of consolidated affiliates	302	—	—	(302)	—
Minorities’ interests in earnings of subsidiaries	—	—	—	(45)	(45)

Net Income (Loss)	$21	$(11)	$340	$(329)	$21

Condensed Consolidating Balance Sheets as of June 30, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Assets
Cash and cash equivalents	$1,567	$—	$712	$—	$2,279
Accounts receivable, net	706	17	1,426	—	2,149
Billed portion of finance receivables, net	306	—	185	—	491
Finance receivables, net	399	—	2,594	—	2,993
Inventories	716	1	576	(61)	1,232
Other current assets	577	3	718	(1)	1,297

Total Current Assets	4,271	21	6,211	(62)	10,441

Finance receivables due after one year, net	701	1	4,563	—	5,265
Equipment on operating leases, net	188	—	203	—	391
Land, buildings and equipment, net	1,029	2	740	—	1,771
Investments in affiliates, at equity	6	47	495	—	548
Investments in and advances to consolidated subsidiaries	7,293	—	133	(7,426)	—
Intangible assets, net	342	—	—	—	342
Goodwill	491	296	822	—	1,609
Other long-term assets	1,510	2	2,670	—	4,182

Total Assets	$15,831	$369	$15,837	$(7,488)	$24,549

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,243	$—	$2,627	$—	$3,870
Accounts payable	405	3	359	—	767
Other current liabilities	667	16	1,481	9	2,173

Total Current Liabilities	2,315	19	4,467	9	6,810

Long-term debt	3,049	—	4,879	—	7,928
Intercompany payables, net	3,272	(49)	(3,266)	43	—
Other long-term liabilities	3,321	—	827	2	4,150

Total Liabilities	11,957	(30)	6,907	54	18,888

Minorities’ interest in equity of subsidiaries	—	—	—	71	71
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	—	—	1,716	—	1,716
Preferred stock	521	—	—	—	521
Deferred ESOP benefits	(42)	—	—	—	(42)
Mandatory Convertible Preferred Stock	889	—	—	—	889
Common stock, including additional paid-in capital	3,229	422	6,604	(7,026)	3,229
Retained earnings	1,025	(23)	2,095	(2,072)	1,025
Accumulated other comprehensive loss	(1,748)	—	(1,485)	1,485	(1,748)

Total Liabilities and Equity	$15,831	$369	$15,837	$(7,488)	$24,549

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Company
Net cash provided by (used in) operating activities	$1,497	$—	$(656)	$841
Net cash provided by (used in) investing activities	(265)	—	161	(104)
Net cash used in financing activities	(1,337)	—	(26)	(1,363)
Effect of exchange rate changes on cash and cash equivalents	—	—	18	18

Decrease in cash and cash equivalents	(105)	—	(503)	(608)
Cash and cash equivalents at beginning of period	1,672	—	1,215	2,887

Cash and cash equivalents at end of period	$1,567	$—	$712	$2,279

Condensed Consolidating Statements of Income (Unaudited) for the Three Months Ended June 30, 2002

(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$815	$13	$834	$—	$1,662
Service, outsourcing and rentals	1,137	12	891	—	2,040
Finance income	81	—	200	(31)	250
Intercompany revenues	79	—	127	(206)	—

Total Revenues	2,112	25	2,052	(237)	3,952

Cost and Expenses
Cost of sales	515	10	550	(58)	1,017
Cost of service, outsourcing and rentals	634	13	515	(8)	1,154
Equipment financing interest	32	—	100	(31)	101
Intercompany cost of sales	79	—	98	(177)	—
Research and development expenses	214	—	29	(3)	240
Selling, administrative and general expenses	670	7	433	—	1,110
Restructuring and asset impairment charges	5	1	47	—	53
Other (income) expenses, net	(7)	(6)	129	—	116

Total Costs and Expenses	2,142	25	1,901	(277)	3,791

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(30)	—	151	40	161
Income taxes (benefits)	(10)	3	56	15	64

Income (Loss) before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(20)	(3)	95	25	97
Equity in net income of unconsolidated affiliates	(2)	3	15	(1)	15
Equity in net income of consolidated affiliates	109	—	—	(109)	—
Minorities’ interests in earnings of subsidiaries	—	—	—	(25)	(25)

Net Income (Loss)	$87	$—	$110	$(110)	$87

Condensed Consolidating Statements of Income (Unaudited) for the Six Months Ended June 30, 2002

(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$1,616	$26	$1,603	$—	$3,245
Service, outsourcing and rentals	2,304	24	1,723	—	4,051
Finance income	157	—	413	(56)	514
Intercompany revenues	151	1	256	(408)	—

Total Revenues	4,228	51	3,995	(464)	7,810

Cost and Expenses
Cost of sales	1,002	22	1,110	(96)	2,038
Cost of service, outsourcing and rentals	1,292	25	1,008	(8)	2,317
Equipment financing interest	47	—	202	(56)	193
Intercompany cost of sales	145	1	193	(339)	—
Research and development expenses	421	—	55	(6)	470
Selling, administrative and general expenses	1,388	16	875	—	2,279
Restructuring and asset impairment charges	85	1	113	—	199
Other (income) expenses, net	(6)	(12)	232	—	214

Total Cost and Expenses	4,374	53	3,788	(505)	7,710

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(146)	(2)	207	41	100
Income taxes (benefits)	(61)	5	82	15	41

Income (Loss) before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(85)	(7)	125	26	59
Equity in net income of unconsolidated affiliates	1	6	20	(1)	26
Equity in net income of consolidated affiliates	120	—	—	(120)	—
Minorities’ interests in earnings of subsidiaries	—	—	—	(49)	(49)

Income (Loss) before Cumulative Effect of Change in Accounting Principle	36	(1)	145	(144)	36
Cumulative effect of change in accounting principle	(63)	—	(62)	62	(63)

Net (Loss) Income	$(27)	$(1)	$83	$(82)	$(27)

Condensed Consolidating Balance Sheets for December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Asset

Cash and cash equivalents	$1,672	$—	$1,215	$—	$2,887
Accounts receivable, net	714	20	1,338	—	2,072
Billed portion of finance receivables, net	341	—	223	—	564
Finance receivables, net	392	—	2,696	—	3,088
Inventories	683	2	545	(8)	1,222
Other current assets	554	5	693	(66)	1,186

Total Current Assets	4,356	27	6,710	(74)	11,019

Finance receivables due after one year, net	712	—	4,641	—	5,353
Equipment on operating leases, net	209	—	265	(15)	459
Land, buildings and equipment, net	1,058	2	697	—	1,757
Investment in affiliates, at equity	32	41	555	—	628
Investment in and advances to consolidated subsidiaries	7,842	—	686	(8,528)	—
Intangible assets, net	360	—	—	—	360
Goodwill	491	296	777	—	1,564
Other long-term assets	1,412	2	2,903	1	4,318

Total Assets	$16,472	$368	$17,234	$(8,616)	$25,458

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,880	$—	$2,497	$—	$4,377
Accounts payable	447	6	386	—	839
Other current liabilities	793	30	1,608	140	2,571

Total Current Liabilities	3,120	36	4,491	140	7,787

Long-term debt	4,791	—	5,003	—	9,794
Intercompany payables, net	3,304	(95)	(3,196)	(13)	—
Other long-term liabilities	2,856	—	839	7	3,702

Total Liabilities	14,071	(59)	7,137	134	21,283

Minorities’ interest in equity of subsidiaries	—	—	—	73	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	—	—	1,701	—	1,701
Preferred stock	550	—	—	—	550
Deferred ESOP benefits	(42)	—	—	—	(42)
Other long-term assets	1,412	2	2,903	1	4,318
Common stock, including additional paid-in capital	2,739	420	7,207	(7,627)	2,739
Retained earnings	1,025	7	2,839	(2,846)	1,025
Accumulated other comprehensive loss	(1,871)	—	(1,650)	1,650	(1,871)

Total Liabilities and Equity	$16,472	$368	$17,234	$(8,616)	$25,458

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Company
Net cash provided by (used in) operating activities	$454	$2	$311	$767
Net cash (used in) investing activities	(1,173)	—	1,212	39
Net cash (used in) financing activities	(819)	(2)	(2,124)	(2,945)
Effect of exchange rate changes on cash and cash equivalents	—	—	40	40

Decrease in cash and cash equivalents	(1,538)	—	(561)	(2,099)
Cash and cash equivalents at beginning of period	2,414	—	1,576	3,990

Cash and cash equivalents at end of period	$876	$—	$1,015	$1,891

14.	Subsequent Events

In December 2002, we received $362 from Merrill Lynch secured by finance receivables in France through a warehouse financing facility. By June 30, 2003, the balance in this facility had increased to $443 due to funding of new lease originations. In July 2003, this 364-day facility from Merrill Lynch was replaced with a long-term public secured financing. As a result, we reclassified $267 from Current portion of long-term debt to Long-term debt in our June 30, 2003 Condensed Consolidated Balance Sheet ($176 remains in the current portion of long-term debt). In addition, a new warehouse financing facility has been established with Merrill Lynch. This facility can provide funding of up to 350 million euros, outstanding at any time, for new lease originations in France and may be securitized through a similar public offering within two years.

In January 2002, we completed an unregistered offering of $600 and 225 million euros of 9.75% Senior Notes due in 2009. On April 17, 2002 we filed a registration statement on Form S-4 and on July 25, 2003, we filed a pre-effective amendment to the registration statement to exchange registered notes for these notes. This registration statement has been declared effective. Once the exchange offer is completed pursuant to the registration statement, the 0.50 percent interest premium currently paid on those notes will automatically cease.

In July 2003, we completed a seven-year agreement in Canada, under which GE Vendor Financial Services Canada, a subsidiary of GE, will become our primary equipment-financing provider in Canada through monthly fundings of new lease originations. The new agreement calls for GE to initially provide funding on new lease originations, of up to Cdn $850 million (approximately U.S. $605), with the ability to increase the funding to Cdn $2 billion (approximately U.S. $1,425) outstanding at any time, subject to certain funding conditions. Under this agreement, we expect GE to fund approximately 80 percent of new lease originations at over-collateralization rates which vary over time. The funding will bear interest at rates calculated at each monthly loan occurrence at yield rates consistent with average rates for similar market based transactions. Consistent with the loans already received from GE both in the U.S. and Canada, the funding received under this new agreement will be recorded as secured borrowings and the associated receivables will be included in our Consolidated Balance Sheet.

Item 2

Xerox Corporation

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Equipment sales	$1,023	$948	$1,921	$1,824
Post sale and other revenue	2,643	2,754	5,251	5,472
Finance income	254	250	505	514

Total Revenues	$3,920	$3,952	$7,677	$7,810

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,696	$1,662	$3,285	$3,245
Less: Supplies, paper and other sales	(673)	(714)	(1,364)	(1,421)

Equipment sales	$1,023	$948	$1,921	$1,824

Service, outsourcing and rentals	$1,970	2,040	$3,887	$4,051
Add: Supplies, paper and other sales	673	714	1,364	1,421

Post sale and other revenue	$2,643	$2,754	$5,251	$5,472

Total second quarter 2003 revenues of $3.9 billion declined 1 percent from $4.0 billion in the 2002 second quarter, including a 6-percentage point benefit from currency. Despite continued economic weakness, equipment sales grew 8 percent including a 7-percentage point benefit from currency. Equipment sales growth primarily reflects the success of our color multifunction products, growth in DMO and growth in digital production. Post sale and other revenue declined 4 percent due to declines in older technology light lens, DMO and Small Office / Home Office (SOHO) revenue, which were only partially offset by a 5-percentage point benefit from currency. These declines reflect the reduction in the number of these machines at customer locations and related page volume declines. Finance income grew 2 percent, including a 5-percentage point benefit from currency. Finance income continues to reflect reduced equipment sales from prior quarters as well as the 2002 sale of our financing business in Italy.

Total first half 2003 revenues of $7.7 billion declined 2 percent from $7.8 billion in the six months ended June 30, 2002, including a 5-percentage point benefit from currency. Equipment sales increased 5 percent reflecting a 6-percentage point benefit from currency as well as the success of recent product launches despite economic weakness and competitive pressure. Post sale and other revenues declined 4 percent including a 5-percentage point benefit from currency due primarily to declines in DMO. This decline reflects lower equipment installations in previous quarters as post sale revenue is largely a function of the equipment placed at customer locations and the volume of prints and copies that our customers make on that equipment as well as associated services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income (Loss) (in millions)	$86	$87	$21	$(27)
Diluted Earnings (loss) per Share	$0.09	$0.11	$—	$(0.04)

The second quarter 2003 net income of $86 million or 9 cents per diluted share included a $45 million after-tax loss ($73 million pre-tax) on the early extinguishment of debt related to the write-off of the remaining unamortized fees associated with the terminated

2002 Credit Facility as well as after-tax restructuring charges of $23 million ($37 million pre-tax). Our underlying financial results reflect the effective implementation of previous expense actions, which have reduced selling, administrative and general (SAG) expenses. The second quarter 2002 net income of $87 million or 11 cents per diluted share, included after-tax restructuring charges of $41 million ($53 million pre-tax). Second quarter 2003 net income included gains from remeasurement of foreign currency balances which were hedged with option contracts while second quarter 2002 net income included losses from unhedged currency positions. Such amounts are included as a component of Other expenses, net in the Condensed Consolidated Statements of Income. The weighted average common shares outstanding on a diluted basis during the second quarter of 2003 and 2002 were 808 million and 913 million, respectively. Refer to Note 11 in the condensed consolidated financial statements for the earnings per share calculations.

Net income for the six months ended June 30, 2003 was $21 million or $0.00 per diluted share (due to the deduction of preferred dividends in calculating income available to common shareholders) compared with a net loss of $27 million or $0.04 per diluted share for the same period in the prior year. Net income for the first half of 2003 included a $183 million ($300 million pre-tax) charge related to the Berger v. Retirement Income Guarantee Plan Litigation, a $45 million after-tax loss ($73 million pre-tax) on the early extinguishment of debt related to the remaining unamortized fees associated with the terminated 2002 Credit Facility, after-tax restructuring charges of $28 million ($45 million pre-tax) and certain net foreign tax benefits of $13 million. The net loss for the first half of 2002 included a goodwill impairment of $63 million associated with the adoption of SFAS No. 142, after-tax restructuring charges of $142 million ($199 million pre-tax), an after-tax charge of $44 million ($72 million pre-tax) for permanently impaired capitalized software and net after-tax losses from unhedged foreign currency exposures of $46 million ($57 million pre-tax).

Operations Review

Revenues for the three and six months ended June 30, 2003 and 2002 were as follows:

(in millions)	Production	Office	DMO	Other	Total
Three months ended June 30, 2003
Equipment sales	$289	$594	$100	$40	$1,023
Post sale and other revenue	730	1,193	308	412	2,643
Finance income	97	151	2	4	254

Total Revenue	$1,116	$1,938	$410	$456	$3,920

Memo-Color					$814

Three months ended June 30, 2002
Equipment sales	$260	$561	$72	$55	$948
Post sale and other revenue	755	1,156	387	456	2,754
Finance income	98	149	3	—	250

Total Revenue	$1,113	$1,866	$462	$511	$3,952

Memo-Color					$686

(in millions)	Production	Office	DMO	Other	Total
Six months ended June 30, 2003
Equipment sales	$503	$1,151	$181	$86	$1,921
Post sale and other revenue	1,485	2,322	587	857	5,251
Finance income	193	299	5	8	505

Total Revenue	$2,181	$3,772	$773	$951	$7,677

Memo-Color					$1,526

Six months ended June 30, 2002
Equipment sales	$490	$1,095	$141	$98	$1,824
Post sale and other revenue	1,501	2,304	761	906	5,472
Finance income	202	304	8	—	514

Total Revenue	$2,193	$3,703	$910	$1,004	$7,810

Memo-Color					$1,302

Equipment sales of $1,023 million in the second quarter 2003 increased 8 percent from $948 million in the second quarter 2002, reflecting the success of numerous recent product launches and a 7-percentage point benefit from currency. Equipment sales of $1,921 million in the six months ended June 30, 2003 increased 5 percent from the comparable period reflecting a 6-percentage point benefit from currency and the success of recent product launches. In the second quarter and first half of 2003, approximately 50 percent of equipment sales revenue was generated from products launched in the previous two years.

Production: 2003 second quarter equipment sales grew 11 percent from the second quarter 2002 as improved mix and favorable currency more than offset modest installation declines and price declines of just over 5 percent. Strong color-equipment sales growth reflected the combination of modest installation increases and very favorable mix due to sales of the DocuColor 6060 and DocuColor iGen3, which were only partially offset by price declines. Production monochrome installations declined in the low single digits as declines in production printing and older technology light lens products more than offset digital light production growth driven by the Xerox 1010. The Xerox 1010, our 101 page per minute digital device and first digital light production device was introduced in November 2002. Production revenue in the six months ended June 30, 2003 increased 3 percent from the comparable period reflecting a 7-percentage point currency benefit, favorable mix, and color installation growth, partially offset by price declines and monochrome installation declines.

Office: 2003 second quarter equipment sales increased 6 percent from the second quarter 2002 reflecting installation growth and favorable currency, which were only partially offset by price declines, which approximated 10%, and unfavorable mix. Volume growth was led by multi-function color, which grew just over 60 percent reflecting the success of the DocuColor 1632, 2240, and recently launched 3535. Monochrome digital products also delivered strong growth reflecting the success of the Document Centre 500 series as well as the initial impact of the expanded product line, which is competitively priced and includes upgradeable digital copiers, basic multifunction products (MFPs) that print and copy, and advanced MFPs that print, copy, fax and scan. Office revenue in the six months ended June 30, 2003 increased 5 percent from the comparable period reflecting a 7-percentage point currency benefit and volume growth which were only partially offset by price declines, which approximated 10%, and unfavorable mix.

DMO: Equipment sales in the second quarter 2003 grew 39 percent from the 2002 second quarter reflecting volume growth of over 60 percent. Equipment sales in the six months ended June 30, 2003 increased 28 percent from the comparable period reflecting volume growth.

Post sale and other revenues of $2,643 million declined 4 percent from $2,754 million in the second quarter 2002, including a 5-percentage point benefit from currency. Post sale and other revenues for the six months ended June 30, 2003 declined $221 million or 4 percent from the comparable period in 2002 including a 5-percentage point benefit from currency. These declines reflect lower equipment installations in previous quarters, as post sale revenue is largely a function of the equipment placed at customer locations and the volume of prints and copies that our customers make on that equipment as well as associated services. Second quarter 2003 supplies, paper and other sales of $673 million (included within post sale and other revenue) declined 6 percent from 2002 as supplies and other declines were only partially offset by growth in paper. For the six months ended June 30, 2003, supplies, paper and other sales of $1,364 million (included within post sale and other revenue) declined from the comparable period in 2002 as supplies and other declines were only partially offset by growth in paper. Supplies declines reflected a lower installed base of equipment and reduced sales in the SOHO business, which we exited in 2001. Service, outsourcing and rental revenue of $1,970 million declined 3 percent from the 2002 second quarter as declines in rental, outsourcing and other, particularly in DMO, were only partially offset by growth in service revenue due to currency.

Production: 2003 second quarter and first half post sale and other revenue declined by 3 percent and 1 percent, respectively, as favorable currency and improved mix, driven largely by an increased volume of color pages, was more than offset by significant older technology light lens equipment page volume declines.

Office: 2003 second quarter and first half post sale and other revenue grew 3 percent and 1 percent, respectively, as favorable currency impacts and strong page growth in digital products more than offset light lens page volume declines.

DMO: DMO post sale and other revenue declined 20 percent and 23 percent for the three and six months ended June 30, 2003 as compared to the comparable periods in 2002 due largely to a lower number of machines at customer locations, page volume declines and currency devaluation. Equipment populations in DMO are stabilizing and we therefore expect post sale declines will continue to moderate.

Other: 2003 second quarter post sale and other revenue declined 10 percent from the 2002 second quarter as declines in SOHO and XES more than offset the impact of favorable currency. Other revenue in the six months ended June 30, 2003 decreased 5 percent as declines in SOHO more than offset the impact of favorable currency.

Key Ratios and Expenses

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	%	%	%	%

Gross Margin
Sales	37.0	38.8	37.0	37.2
Service, outsourcing and rentals	44.4	43.4	43.8	42.8
Finance income	63.4	59.6	63.4	62.5
Total	42.4	42.5	42.2	41.8

Second quarter 2003 total gross margin of 42.4 percent decreased 0.1 percentage point, from 42.5 percent in the second quarter 2002, including higher pension and other employee benefit expenses totaling $21 million. 2003 second quarter sales gross margin of 37.0 percent declined 1.8 percentage points from the second quarter 2002. The decline reflects the impact of planned lower prices on new products, competitive price pressure and the benefit expense increase, which was only partially offset by improved manufacturing productivity and spending reductions. Service, outsourcing and rentals margin improved one percentage point to 44.4 percent, primarily reflecting improved productivity. Second quarter 2003 finance income gross margin improved 3.8 percentage points year-over-year in line with declining market interest rates specific to our financing business. Gross margin of 42.2 percent for the six months ended June 30, 2003 improved 0.4 percentage points from 41.8 percent in the comparable period of the prior year, despite higher pension and other employee benefit expenses. The margin improvement largely reflects improved productivity in Service, outsourcing and rentals, partially offset by reduced Sales gross margin as a result of planned lower prices on new products and competitive price pressure.

Research and development (R&D) expense of $225 million in the 2003 second quarter was $15 million lower than the second quarter 2002, primarily due to reduced DocuColor iGen3 spending, partially offset by higher pension and other employee benefit expenses. R&D expense of $461 million in the six month period ended June 30, 2003 declined $9 million, or 2 percent, compared to the comparable period also reflecting increased pension and other employee benefit expenses. We continue to invest in technological development, particularly in color, and believe that 2003 R&D spending is at an adequate level to remain technologically competitive. Xerox R&D remains strategically coordinated with that of Fuji Xerox.

Selling, administrative and general (SAG) expenses of $1,089 million in the 2003 second quarter declined $21 million from the 2002 second quarter. The decline was offset by $51 million of adverse currency impacts. 2003 second quarter SAG expense reductions reflect the benefit from previous restructuring actions and the absence of professional fees associated with the 2001 restatement, partially offset by a $27 million increase in pension and other employee benefit expenses. Second quarter 2003 bad debt expense of $74 million was in line with recent trends, but $6 million higher than the second quarter 2002 due largely to currency impacts. SAG expense of $2,109 million in the six month period ended June 30, 2003 decreased $170 million or 7 percent compared to the comparable period reflecting the benefit from previous restructuring actions, reduced bad debt expense and the absence of a capitalized software write-off and Winter Olympics advertising, partially offset by a $52 million increase in pension and other employee benefit expenses.

For the three and six months ended June 30, 2003, we recorded restructuring and asset impairment charges totaling $37 million and $45 million, respectively, primarily consisting of new severance actions and pension settlements related to previous employee restructuring actions. The remaining restructuring reserve balance at June 30, 2003 for all restructuring programs was $188 million, the majority of which will be spent during the balance of 2003.

Worldwide employment of 63,900 declined 3,900 from December 31, 2002 primarily reflecting reductions due to our restructuring programs.

In the first quarter 2003, we recorded a $183 million after-tax ($300 million pre-tax) provision for litigation relating to the Berger v. Retirement Income Guarantee Plan (RIGP) litigation. This case is discussed in more detail in Note 10 to the condensed consolidated financial statements.

Other expenses, net for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
(in millions)
Non-financing interest expense	$112	$69	$222	$158
Currency (gains) losses, net	(21)	33	(20)	57
Amortization of intangible assets	9	9	18	19
Loss (gain) on business divestiture and asset sales	6	12	8	(7)
Interest income	(12)	(22)	(22)	(43)
Loss on early extinguishment of debt	73	—	73	—
Legal and regulatory matters	(3)	—	(3)	10
All other, net	2	15	11	20

Total	$166	$116	$287	$214

Second quarter 2003 non-financing interest expense was $43 million higher than the 2002 second quarter reflecting the higher variable interest rate associated with the 2002 Credit Facility, the related amortization of debt issuance costs and mark-to-market losses on our interest rate swaps of $3 million compared to gains of $13 million in the second quarter 2002. These increases were partially offset by savings related to lower average debt balances compared to the 2002 second quarter. Similarly, year-to-date 2003 non-financing interest expense of $222 million was $64 million higher than the comparable period in 2002 due largely to the higher variable interest rate associated with the 2002 Credit Facility and the related amortization of debt issuance costs. We expect non-financing interest expense to be lower in future periods due to more favorable interest rates and lower borrowings associated with the recapitalization, which became effective on June 25, 2003.

Exchange gains for the six months ended June 30, 2003 of $20 million were due largely to the strengthening of local currencies in Argentina, Brazil, Mexico and other developing markets where exposures (particularly in Brazil) have been hedged with purchased options. These gains compare to exchange losses of $57 million for the six months ended June 30, 2002, of which $40 million arose due to then unhedged exposures in these same geographies, and $17 million of which arose from the mark-to-market accounting for contracts hedging anticipated transactions.

We could experience volatility in future periods to the extent of the reversal of current year gains. However, we continue to monitor our exposures and update our hedge positions on an ongoing basis.

The second quarter 2003 loss on sales of businesses and assets related primarily to the sale of XES subsidiaries in France and Germany, which was partially offset by a gain on the sale of our investment in Xerox South Africa. The 2002 second quarter loss primarily related to the sale of our Italian leasing subsidiary. In addition, in the first half of 2002, the sale of Prudential Insurance Company common stock associated with the company’s demutualization generated a $19 million gain.

Lower invested cash balances and lower average interest rates in the second quarter and first half of 2003 resulted in a reduction in interest income as compared to the comparable periods of 2002.

The second quarter 2003 loss on early extinguishment of debt reflects the write-off of the remaining unamortized fees associated with the 2002 Credit Facility, which was repaid in June 2003 upon completion of the 2003 Credit Facility.

Legal and regulatory matters for the first half 2002 consisted of the SEC civil penalty in connection with the 2002 settlement.

The following table summarizes our consolidated income taxes and the related effective tax rate for each respective period ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Pre-tax income	$146	$161	$36	$100
Income taxes	53	64	—	41
Effective tax rate	36.3%	39.8%	0%	41.0%

The difference between the 2003 year to date effective tax rate and the U.S. statutory tax rate primarily related to $13 million of non-recurring net tax benefits arising in foreign jurisdictions that were realized in the first quarter of 2003. Our effective tax rate will change based on nonrecurring events (such as restructuring initiatives) as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We anticipate that our full year 2003 effective tax rate will approximate 40 percent.

Equity in net income of unconsolidated affiliates consists of our 25 percent share of Fuji Xerox income as well as income from other smaller equity investments. Refer to Note 12 to the condensed consolidated financial statements for summarized income statement data for Fuji Xerox.

Minorities’ interests in earnings of subsidiaries was $23 million and $25 million in the second quarters of 2003 and 2002, respectively, and $45 million and $49 million in the first half of 2003 and 2002, respectively. These amounts primarily represent the distributions, net of tax, on our mandatorily redeemable preferred securities.

Recent Events

In December 2002, we received $362 million from Merrill Lynch secured by finance receivables in France through a warehouse financing facility. By June 30, 2003, the balance in this facility had increased to $443 million due to funding of new lease originations. In July 2003, this 364-day facility from Merrill Lynch was replaced with a long-term public secured financing. As a result, we reclassified $267 million from Current portion of long-term debt to Long-term debt in our June 30, 2003 Condensed Consolidated Balance Sheet ($176 million remains in the current portion of the debt). In addition, a new warehouse financing facility has been established with Merrill Lynch. This facility can provide funding of up to 350 million euros, outstanding at any time, for new lease originations in France and may be securitized through a similar public offering within two years.

In January 2002, we completed an unregistered offering of $600 million and 225 million euros of 9.75% Senior Notes due in 2009. On April 17, 2002 we filed a registration statement on Form S-4 and on July 25, 2003, we filed a pre-effective amendment to the registration statement to exchange registered notes for these notes. This registration statement has been declared effective. Once the exchange offer is completed pursuant to the registration statement, the 0.50 percent interest premium currently paid on those notes will automatically cease.

In July 2003, we completed a seven-year agreement in Canada, under which GE Vendor Financial Services Canada, a subsidiary of GE, will become our primary equipment-financing provider in Canada through monthly fundings of new lease originations. The new agreement calls for GE to initially provide funding on new lease originations, of up to Cdn $850 million (approximately U.S. $605 million), with the ability to increase the funding to Cdn $2 billion (approximately U.S. $1.425 billion) outstanding at any time, subject to certain funding conditions. Under this agreement, we expect GE to fund approximately 80 percent of new lease originations at over-collateralization rates which vary over time. The funding will bear interest at rates calculated at each monthly loan occurrence at yield rates consistent with average rates for similar market based transactions. Consistent with the loans already received from GE both in the U.S. and Canada, the funding received under this new agreement will be recorded as secured borrowings and the associated receivables will be included in our Consolidated Balance Sheet.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the six-months ended June 30, 2003 and 2002 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

(in millions)	2003	2002
Operating cash flows	$841	$767
Investing cash (usage) flows	(104)	39
Financing cash usage	(1,363)	(2,945)
Effect of exchange rate changes on cash	18	40

Decrease in cash and cash equivalents	(608)	(2,099)
Cash and cash equivalents at beginning of period	2,887	3,990

Cash and cash equivalents at end of period	$2,279	$1,891

Cash flows from operating activities for the six months ended June 30, 2003 were $841 million and reflect pre-tax income of $36 million adjusted for the following non-cash items: depreciation and amortization of $388 million, the provision for litigation of $300 million, provisions for receivables and inventory of $173 million, the loss on early extinguishment of debt of $73 million and other non-cash items of $8 million. In addition, reductions in finance receivables and accounts receivable of $345 million and $75 million, respectively, contributed positively to our cash flow. The receivables reductions reflect the collections of receivables from prior periods’ sales without offsetting receivables increases due to lower revenues in previous quarters and our transition to third party vendor financing arrangements in Italy, Brazil, Mexico and the Nordic countries. These cash flows were partially offset by $112 million of tax payments, $253 million of restructuring related cash payments, $150 million of net reductions of accounts payable and other liabilities. The $74 million improvement in operating cash flow versus 2002 reflects lower cash taxes paid of $240 million, primarily due to the absence of the 2002 tax payment related to our 2001 sale of half our interest in Fuji Xerox, and improved net finance and accounts receivable collection increases of $54 million. These items were partially offset by increased payments on accounts payable of $174 million and higher restructuring related payments of $70 million.

Cash flows from investing activities for the six months ended June 30, 2003 and 2002 primarily consisted of capital and internal use software spending and increases in restricted cash balances related principally to our secured financing activity. The 2003 period includes proceeds from the sale of our investment in Xerox South Africa, certain small Latin American affiliates as well as XES France and XES Germany, while the 2002 period includes proceeds from the sale of our Italian leasing business, certain manufacturing locations to Flextronics and our investment in Prudential common stock.

Cash flows from financing activities for the six months ended June 30, 2003 included net proceeds from secured borrowing activity with GE and other vendor financing partners of $167 million, net proceeds from the convertible preferred stock offering of $889 million, net proceeds from the common stock offering of $451 million, and other net cash outflows related to debt of $2,856 million, which are detailed below:

$ In Millions
Payments
2002 Credit Facility	$(3,490)
Convertible Subordinated Debentures	(560)
Other	(366)

$(4,416)

Borrowings, net of issuance costs
2010/2013 Senior Notes	$1,218
2003 Credit Facility	271
Other	71

$1,560

Net Cash Outflow	$(2,856)

Financing activities for the comparable 2002 period consisted primarily of the $2.8 billion repayment under the 2002 Credit Facility and other scheduled payments of maturing debt of $1,268 million, partially offset by proceeds from our 9.75 percent Senior Notes offering of $746 million and net proceeds from secured borrowing activity with GE and other vendor financing partners of $373 million.

During the six months ended June 30, 2003, we originated loans, secured by finance receivables, generating cash proceeds of $1,142 million. These loans, net of cash collections of $975 million, brought the proportion of total finance receivables which are secured to 54 percent. We expect to increase the proportion of our finance receivables that are securitized to approximately 60 percent by the end of the year. As of June 30, 2003, debt secured by finance receivables represents approximately 35 percent of total debt. The following table compares finance receivables to financing-related debt as of June 30, 2003:

(in millions)	Finance Receivables	Debt (2)
Finance Receivables Encumbered by Loans(1) :
GE Loans—U.S. and Canada	$3,208	$2,935
Merrill Lynch Loan—France	514	443
U.S. Asset-backed notes	159	38
GE Loans—Germany	111	111

Subtotal—SPEs	3,992	3,527
GE Loans—UK	672	539
Other Europe	84	81

Total—Finance Receivable Securitizations	4,748	$4,147

Unencumbered Finance Receivables	4,001

Total Finance Receivables(3)	$8,749

(1)	Encumbered Finance receivables represent the net book value of finance receivables that secure each of the indicated loans.
(2)	Represents the debt secured by finance receivables, including transactions utilizing SPEs, which are described below.
(3)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of June 30, 2003.

Our expected debt maturities for the remainder of 2003 and 2004 by quarter, and 2005, 2006, 2007 by year and thereafter are as follows:

(in millions)	2003	2004	2005	2006	2007	Thereafter
First Quarter		$853
Second Quarter		942
Third Quarter	$495	682
Fourth Quarter	1,580	1,316

Full Year	$2,075	$3,793	$2,270	$257	$293	$3,110

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2003, 2004, 2005 and 2006 are as follows: $857 million, $1,746 million, $1,319 million, and $225 million, respectively.

Liquidity, Financial Flexibility and Funding Plans:

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we”, “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain such cash management practices. As described in our 2002 consolidated financial statements, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. As a result, our access to capital and derivative markets was restricted.

Our current credit ratings are as follows:

	Senior Unsecured Debt	Outlook
Moody’s	B1	Negative
S&P (1)	B+	Negative
Fitch (2)	BB	Stable

(1)	S&P rating on Senior Secured Debt is BB-.
(2)	The Fitch rating was upgraded from BB- (with a negative outlook) on June 23, 2003.

2003 Credit Facility and 2010/2013 Senior Notes

On June 25, 2003, we completed a $3.6 billion recapitalization that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7 1/8 % Senior Notes due 2010 and $550 million of 7 5/8 % Senior Notes due 2013 and the effectiveness of our new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility (which was filed as an exhibit to our Current Report on Form 8-K dated June 25, 2003) consists of a $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). Terms of the 2003 Credit Facility and the 2010 and 2013 Senior Notes are included in Note 9 to the condensed consolidated financial statements.

At June 30, 2003, we were, and expect to remain, in full compliance with the covenants and other provisions of the 2003 Credit Facility for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the 2003 Credit Facility could have a material adverse effect on our liquidity and operations.

Payment of Convertible Debt due 2018

In April 2003, $560 million of convertible debt due 2018 was put back to us in accordance with the terms of the debt and was paid in cash.

Vendor Financing

Our financing business, including our vendor financing outsourcing and securitization activities, is described in detail in our 2002 consolidated financial statements. During the six months ended June 30, 2003, we completed the following significant vendor financing outsourcing initiatives:

We received $809 million secured by our finance receivables in connection with our U.S. Vendor Financing Agreement with General Electric Capital Corporation and affiliates (“GE”) as disclosed in Note 5 to our 2002 consolidated financial statements. This amount included a special funding of approximately $265 million secured by state and local governmental lease contracts and other previously excluded contracts. The agreement with GE was amended in March 2003 to allow for the inclusion of state and local governmental contracts in future securitizations.

In Canada, we extended the existing vendor financing program with GE and received approximately $160 million, net of escrow requirements of $5 million and fees of $1 million, secured by our finance receivables. We recently negotiated a long-term Canadian agreement with GE which is discussed further in Note 14 to these condensed consolidated financial statements.

Summary—Financial Flexibility and Liquidity:

With $2.3 billion of cash and cash equivalents on hand at June 30, 2003 and borrowing capacity under our 2003 Credit Facility of $700 million, less $78 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Special Purpose Entities

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special-purpose entities (“SPEs”) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. All our SPE transactions are accounted for as secured borrowings, with the debt and related assets remaining on our balance sheets. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 5 to our 2002 consolidated financial statements.

Financial Risk Management

As a multinational company, we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. As a result of our improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy, described below, has improved. Only certain of these hedging arrangements qualify for hedge accounting treatment under SFAS 133. Accordingly, our results of operations are exposed to volatility. The level of volatility will vary with the level of derivative hedges outstanding, as well as the currency and interest rate market movements in the period.

We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency swap agreements, forward exchange contracts and purchased foreign currency options, to manage interest rate and foreign currency exposures. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a very limited set of objectives.

Our primary foreign currency market exposures include the Japanese yen, Euro, Brazilian real, British pound sterling and Canadian dollar. For each of our legal entities, we generally hedge foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. We are currently utilizing reestablished capacity to hedge currency exposures related to our foreign-currency denominated debt. We typically enter into simple unleveraged derivative transactions. Our policy is to use only counterparties with an investment-grade or better rating and to monitor market risk and exposure for each counterparty. We also utilize arrangements with each counterparty that allow us to net gains and losses on separate contracts. This further mitigates the credit risk associated with our financial instruments. Based upon our ongoing evaluation of the replacement cost of our derivative transactions and counterparty credit worthiness, we consider the risk of a material default by a counterparty to be remote.

Some of our derivative contracts and several other material contracts at June 30, 2003 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts, if and when required, are reported in our consolidated balance sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Item 3    Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 48 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

Item 4    Controls and Procedures

Based upon an evaluation by our management, with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under such Act.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1    Legal Proceedings

The information set forth under Note 10 contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 2    Changes in Securities

During the quarter ended June 30, 2003, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on April 1, 2003, Registrant issued 6,771 shares of Common Stock, par value $1 per share.
(b)	No underwriters participated. The shares were issued to each of the nonemployee Directors of Registrant: A. A. Johnson, V. E. Jordan, Jr., Y. Kobayashi, H. Kopper, R. S. Larsen, N. J. Nicholas, Jr. and J. E. Pepper.
(c)	The shares were issued at a deemed purchase price of $8.70 per share (aggregate price $58,875), based upon the market value on the date of issuance, in payment of the quarterly Directors’ fees pursuant to Registrant’s Restricted Stock Plan for Directors.
(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 4    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 15, 2003 at Boston Marriott Copley Place, 110 Huntington Avenue, Boston, Massachusetts.

Proxies for the meeting were solicited on behalf of the Board of Directors of Xerox Corporation pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement, and all nominees were elected.

At the meeting, votes were cast upon the election of directors and election of independent auditors as described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

Proposal 1—Election of directors for the ensuing year.

Name	For	Withheld Vote
Antonia Ax:son Johnson	658,726,596	34,562,311

Vernon E. Jordan, Jr.	567,941,795	125,347,112

Yotaro Kobayashi	664,074,741	29,214,166

Hilmar Kopper	659,028,040	34,260,867

Ralph S. Larsen	664,096,512	29,192,395

Anne M. Mulcahy	653,266,590	40,022,317

N. J. Nicholas, Jr.	659,129,520	34,159,387

John E. Pepper	659,356,281	33,932,626

Ann N. Reese	664,324,840	28,964,067

Proposal 2—Ratification of Selection of Independent Auditors.

For—	665,119,574
Against—	22,583,923
Abstain—	5,585,410
Broker Non-Vote—	0

Proposal 3—Shareholder Proposal to Amend By-Laws

For—	175,785,473
Against—	355,793,622
Abstain—	7,871,376
Broker Non-Vote—	153,838,436

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

Exhibit 3(a)(3) Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Department of State of New York on June 2, 2003.

Incorporated by reference to Exhibit 4(a)(1)(iii) to Registrant’s Registration Statement No. 333-101164,

Exhibit 3(a)(4) Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Department of State of New York on June 24, 2003.

Incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

Exhibit 3 (b) By-Laws of Registrant, as amended through September 1, 2002.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

Exhibit 10 (a) Credit Agreement, dated as of June 19, 2003, among Registrant, the Overseas Borrowers from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and LC Issuing Bank, Deutsche Bank Securities Inc., as Syndication Agent, and Citicorp North America, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Documentation Agents (the “2003 Credit Facility”).

Incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

Exhibit 10 (b) Guarantee and Security Agreement dated as of June 25, 2003 among Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent, relating to the 2003 Credit Facility.

Incorporated by reference to Exhibit 4 .7 to Registrant’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31 (a)—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b)—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K dated April 21, 2003, April 30, 2003, May 12, 2003, June 19, 2003 and June 25, 2003 reporting Item 5 “Other Events”; Current reports on Form 8-K dated June 2, 2003, June 25, 2003 (filed June 26, 2003) and June 25, 2003 (filed June 27, 2003) reporting Item 5 “Other Events” and Item 7 “Financial Statements, Pro Forma Financial Information and Exhibits” ; Current Reports on Form 8-K dated April 23, 2003 reporting Item 12 “Results of Operations and Financial Condition”; and Current Reports on Form 8-K dated June 11, 2003 reporting Item 9 “Regulation FD Disclosure” were filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

	By:	/s/ GARY R. KABURECK
Date: August 11, 2003		Gary R. Kabureck
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBITS

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

Exhibit 3(a)(3) Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Department of State of New York on June 2, 2003.

Incorporated by reference to Exhibit 4(a)(1)(iii) to Registrant’s Registration Statement No. 333-101164,

Exhibit 3(a)(4) Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Department of State of New York on June 24, 2003.

Incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

Exhibit 3 (b) By-Laws of Registrant, as amended through September 1, 2002.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

Exhibit 10 (a) Credit Agreement, dated as of June 19, 2003, among Registrant, the Overseas Borrowers from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and LC Issuing Bank, Deutsche Bank Securities Inc., as Syndication Agent, and Citicorp North America, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Documentation Agents (the “2003 Credit Facility”).

Incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

Exhibit 10 (b) Guarantee and Security Agreement dated as of June 25, 2003 among Registrant, the Subsidiary Guarantors party thereto and JPMorgan Chase Bank, as Collateral Agent, relating to the 2003 Credit Facility.

Incorporated by reference to Exhibit 4 .7 to Registrant’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31 (a)—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b)—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K dated April 21, 2003, April 30, 2003, May 12, 2003, June 19, 2003 and June 25, 2003 reporting Item 5 “Other Events”; Current reports on Form 8-K dated June 2, 2003, June 25, 2003 (filed June 26, 2003) and June 25, 2003 (filed June 27, 2003) reporting Item 5 “Other Events” and Item 7 “Financial Statements, Pro Forma Financial Information and Exhibits” ; Current Reports on Form 8-K dated April 23, 2003 reporting Item 12 “Results of Operations and Financial Condition”; and Current Reports on Form 8-K dated June 11, 2003 reporting Item 9 “Regulation FD Disclosure” were filed during the quarter for which this Quarterly Report on Form 10-Q is filed.