Form 10-Q
period 2003-09-30
XEROX CORP
filed 2003-11-03
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock, $1 par value	791,857,130 shares

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

Competition—We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. To remain competitive, we must develop new products and services and periodically enhance our existing offerings. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.

Expansion of Color—Color printing and copying represents an important and growing segment of the market. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market, as well as the pace of color adoption by our existing and prospective customers. If we are unable to develop and market advanced color technologies, we may be unable to capture these opportunities and it could materially adversely affect our results of operations and financial condition.

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

Customer Financing Activities—The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. We are currently funding much of our customer financing activity through third-party financing arrangements, including several with General Electric Capital Corporation (GECC) in various geographies, cash generated from operations, cash on hand, capital markets offerings and securitizations. There is no assurance that we will be able to continue to fund our customer financing activity at present levels. We continue to negotiate and implement third-party vendor financing programs and actively pursue alternative forms of financing including securitizations and secured borrowings. Our ability to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon maintaining our third party financing arrangements.

Productivity—Our ability to sustain and improve profit margins is largely dependent on our ability to continue to improve the cost efficiency of our operations through such programs as Lean Six Sigma and, to a lesser extent, our ability to successfully complete information technology initiatives. If we are unable to achieve productivity improvements through design efficiency and supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.

International Operations—We derive approximately 40 percent of our revenue from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from outside the United States. Our future revenues, costs and results from operations could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements and local tax issues. We generally hedge foreign currency denominated assets and liabilities, primarily through the use of currency derivative contracts. The use of these derivative contracts mitigates volatility in our results of operations.

New Products/Research and Development—The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns from these investments. If we fail to accurately anticipate and meet our customers’ needs through the development of new products or if our new products are not widely accepted, we could lose our customers and that could materially adversely affect our results of operations and financial condition.

Revenue Trends—Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of color and multifunction devices. We expect that revenue growth can be further enhanced through our consulting services in the areas of document, content and knowledge management. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improved direct sales productivity and expansion of our indirect distribution channels in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase equipment placements, equipment utilization and color adoption. Equipment placements typically occur through leases with original terms of three to five years. There will be a lag between the increase in equipment placements and an increase in post sale revenues. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement toward distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to return to and maintain a consistent trend of revenue growth, it could materially adversely affect our results of operations and financial condition.

Restructuring Initiatives—Since early 2000, we have engaged in a series of restructuring programs related to downsizing our employee base, exiting certain businesses, outsourcing some internal functions and engaging in other actions designed to reduce our cost structure. These initiatives have resulted in more than $1 billion in annualized cost savings. If we are unable to continue to sustain our cost base at or below the current level and maintain process and systems changes resulting from the restructuring actions, it could materially adversely affect our results of operations and financial condition.

Debt —We have and will continue to have a substantial amount of debt and other obligations. As of September 30, 2003, we had $11.8 billion of total debt ($4.1 billion of which is secured by finance receivables) and $1.7 billion of mandatorily redeemable preferred securities. Cash and cash equivalents were $2.3 billion at September 30, 2003. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of operating improvements, financing from third parties, access to capital markets and additional asset sales, including sales or securitizations of our receivables portfolios. On June 25, 2003, we completed a $3.6 billion recapitalization (the “Recapitalization”) that included the offering and sale of 9.2 million shares of 6.25 percent Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7 1/8 percent Senior Notes due 2010 and $550 million 7 5/8 percent Senior Notes due 2013 and the closing of our new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility consists of a fully drawn $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). With $2.3 billion of cash and cash equivalents on hand at September 30, 2003 and borrowing capacity under our 2003 Credit Facility of $700 million less $78 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Our U.S. Loan Agreement with GECC (effective through 2010) relating to our vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any one time. As of September 30, 2003, $2.4 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At September 30, 2003, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Litigation—We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (ERISA), as discussed in Note 10 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. As required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. In March 2003, we recorded a litigation charge of $183 million (after-tax) in connection with a case brought against our primary U.S. pension plan for salaried employees. Should developments in any of our other legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Xerox Corporation

Form 10-Q

September 30, 2003

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1

Xerox Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2003	2002	2003	2002
Revenues
Sales	$1,603	$1,593	$4,888	$4,838
Service, outsourcing and rentals	1,885	1,953	5,772	6,004
Finance income	244	247	749	761

Total Revenues	3,732	3,793	11,409	11,603

Costs and Expenses
Cost of sales	1,050	1,018	3,120	3,056
Cost of service, outsourcing and rentals	1,060	1,074	3,245	3,391
Equipment financing interest	89	107	274	300
Research and development expenses	207	229	668	699
Selling, administrative and general expenses	1,028	1,023	3,137	3,302
Restructuring and asset impairment charges	11	63	56	262
Provision for litigation	—	—	300	—
Gain on affiliate’s sale of stock	(12)	—	(13)	—
Other expenses, net	133	103	420	317

Total Costs and Expenses	3,566	3,617	11,207	11,327

Income before Income Taxes, Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	166	176	202	276
Income taxes	47	77	47	118

Income before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	119	99	155	158
Equity in net income of unconsolidated affiliates	13	17	43	43
Minorities’ interests in earnings of subsidiaries	(15)	(17)	(60)	(66)

Income before Cumulative Effect of Change in Accounting Principle	117	99	138	135
Cumulative effect of change in accounting principle	—	—	—	(63)

Net Income	$117	$99	$138	$72
Less: Preferred stock dividends, net	(25)	(63)	(46)	(63)

Income Available to Common Shareholders	$92	$36	$92	$9

Basic Earnings per Share:
Income before Cumulative Effect of Change in Accounting Principle	$0.12	$0.05	$0.12	$0.10
Net Income Per Share	$0.12	$0.05	$0.12	$0.01

Diluted Earnings per Share:
Income before Cumulative Effect of Change in Accounting Principle	$0.11	$0.04	$0.11	$0.09
Net Income Per Share	$0.11	$0.04	$0.11	$0.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data in thousands)	September 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$2,270	$2,887
Accounts receivable, net	2,034	2,072
Billed portion of finance receivables, net	488	564
Finance receivables, net	2,952	3,088
Inventories	1,279	1,231
Other current assets	1,283	1,186

Total Current Assets	10,306	11,028

Finance receivables due after one year, net	5,146	5,353
Equipment on operating leases, net	360	450
Land, buildings and equipment, net	1,757	1,757
Investments in affiliates, at equity	553	628
Intangible assets, net	334	360
Goodwill	1,624	1,564
Deferred tax assets, long-term	1,557	1,592
Other long-term assets	2,737	2,726

Total Assets	$24,374	$25,458

Liabilities and Equity
Short-term debt and current portion of long-term debt	$4,150	$4,377
Accounts payable	798	839
Accrued compensation and benefits costs	404	481
Unearned income	227	257
Other current liabilities	1,400	1,833

Total Current Liabilities	6,979	7,787

Long-term debt	7,664	9,794
Pension liabilities	1,425	1,307
Post-retirement medical benefits	1,269	1,251
Mandatory redeemable preferred securities	697	—
Other long-term liabilities	1,203	1,144

Total Liabilities	19,237	21,283

Minorities’ interests in equity of subsidiaries	77	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	1,023	1,701
Preferred stock	508	550
Deferred ESOP benefits	(42)	(42)

Mandatory convertible preferred stock	889	—
Common stock, including additional paid-in capital	3,229	2,739
Retained earnings	1,118	1,025
Accumulated other comprehensive loss	(1,665)	(1,871)

Total Liabilities and Equity	$24,374	$25,458

Shares of common stock issued and outstanding	791,857	738,273

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Cash Flows from Operating Activities
Net Income	$117	$99	$138	$72
Adjustments required to reconcile net income to cash flows from operating activities:
Provision for litigation	—	—	300	—
Depreciation and amortization	178	213	566	772
Impairment of goodwill	—	—	—	63
Provisions for receivables and inventory	80	118	253	375
Restructuring and asset impairment charges	11	63	56	262
Loss on early extinguishment of debt	—	—	73	—
Net gains on sales of businesses, assets and affiliate’s sale of stock	(8)	(14)	—	(20)
(Undistributed) distributed equity in net income of unconsolidated affiliates	(13)	2	(33)	(24)
Cash payments for restructurings	(46)	(93)	(299)	(276)
Contributions to pension benefit plans	(604)	(99)	(656)	(129)
(Increase) decrease in inventories	(82)	(17)	(65)	64
Increase in on-lease equipment	(35)	(7)	(107)	(98)
Decrease in finance receivables	200	188	545	656
Decrease (increase) in accounts receivable and billed portion of finance receivables	99	91	174	(11)
Increase (decrease) in accounts payable and accrued compensation	185	(26)	193	134
Net change in income tax assets and liabilities	18	56	(95)	(269)
(Decrease) increase in other current and long-term liabilities	(6)	35	(112)	(108)
Other, net	(27)	5	(23)	(82)

Net cash provided by operating activities	67	614	908	1,381

Cash Flows from Investing Activities
Cost of additions to land, buildings and equipment	(47)	(38)	(126)	(109)
Proceeds from sales of land, buildings and equipment	1	14	5	18
Cost of additions to internal use software	(10)	(16)	(34)	(30)
Proceeds from divestitures, net	—	67	29	340
Net change in escrow and other restricted investments	95	16	61	(137)

Net cash provided by (used in) investing activities	39	43	(65)	82

Cash Flows from Financing Activities
Cash proceeds from new secured financings	467	846	1,609	2,024
Debt payments on secured financings	(602)	(445)	(1,577)	(1,249)
Other cash changes in debt, net	6	(690)	(2,850)	(4,013)
Net proceeds from issuance of mandatory convertible preferred stock	—	—	889	—
Net proceeds from sales of common stock	8	—	468	4
Dividends on preferred stock	(10)	—	(32)	—
Dividends to minority shareholders	(2)	(2)	(3)	(2)

Net cash used in financing activities	(133)	(291)	(1,496)	(3,236)

Effect of exchange rate changes on cash and cash equivalents	18	24	36	64

(Decrease) increase in cash and cash equivalents	(9)	390	(617)	(1,709)
Cash and cash equivalents at beginning of period	2,279	1,891	2,887	3,990

Cash and cash equivalents at end of period	$2,270	$2,281	$2,270	$2,281

The accompanying notes are an integral part of these Condensed Consolidated Finance Statements.

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

In December 2002, we finalized our transitional goodwill impairment testing as a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and recorded an impairment charge of $63 as a cumulative effect of change in accounting principle in accordance with the provisions of SFAS No. 142 as of January 1, 2002.

Liquidity: We manage our worldwide liquidity using internal cash management practices which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services. As described in our 2002 Consolidated Financial Statements, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. As a result, our access to capital and derivative markets was restricted.

On June 25, 2003, we completed a $3.6 billion recapitalization (the “Recapitalization”) that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 of 7 1/8% Senior Notes due 2010 and $550 of 7 5/8% Senior Notes due 2013 and the closing of our new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility consists of a fully drawn $300 term loan and a $700 revolving credit facility (which includes a $200 sub-facility for letters of credit). The proceeds from the Recapitalization were used to repay the amounts outstanding under the Amended and Restated Credit Agreement we entered into in June 2002 (the “2002 Credit Facility”). Upon repayment of amounts outstanding, the 2002 Credit Facility was terminated and we incurred a $73 charge associated with unamortized debt issuance costs.

On September 30, 2003, we had $700 of borrowing capacity under the 2003 Credit Facility, less $78 utilized for letters of credit. The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any one time. As of September 30, 2003, $2.4 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada that are discussed further in Note 9, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At September 30, 2003, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and we expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

With $2.3 billion of cash and cash equivalents on hand at September 30, 2003 and borrowing capacity under our 2003 Credit Facility of $700, less $78 utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

2. Accounting Changes and New Accounting Standards:

Revenue Recognition: In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The EITF requires that the deliverables must be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, when there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their relative fair value. With respect to bundled lease arrangements subject to SFAS No. 13, “Accounting for Leases,” this guidance only impacts the allocation of revenues to the aggregate lease and non-lease deliverables. Lease deliverables include executory costs, equipment and interest, while non-lease deliverables consist of the supplies and non-maintenance services component of the bundled lease arrangements. The lease deliverables must continue to be accounted for in accordance with SFAS No. 13, consistent with our current revenue recognition policies. The guidance in this issue was effective for revenue arrangements entered into after June 30, 2003. EITF 00-21 did not, and is not expected to, have a material effect on our financial position or results of operations. A full description of our revenue recognition policy associated with bundled contractual lease arrangements is included in Note 3 below.

Liabilities and Equity Classification: In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for how certain financial instruments with

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

characteristics of liabilities and equity are classified in the balance sheet. We adopted SFAS No. 150 on July 1, 2003. As a result of adopting SFAS No. 150, certain securities (specifically, the Capital Trust I Securities and the Canadian Deferred Preferred Stock referred to in Note 16 to the 2002 consolidated financial statements) which had been included within the balance sheet caption “Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company” classified between liabilities and equity in our Condensed Consolidated Balance Sheet, were reclassified to “Mandatory redeemable preferred securities,” a new liability caption. As of September 30, 2003, the mandatorily redeemable preferred securities balance was $697. The distributions and accretion related to these instruments, which were previously reported net of tax as a component of “Minorities’ interests in earnings of subsidiaries” in our Condensed Consolidated Statements of Income, are now accounted for as interest expense within Other expenses, net, with the tax effects presented within the income tax provision. Distributions and related accretion associated with these instruments accounted for as interest expense was $14 for the three months ended September 30, 2003. SFAS No. 150 does not permit reclassification of prior year amounts to conform to the current year presentation.

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

Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity (“VIE”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.We adopted FIN 46 on July 1, 2003 and, as a result, we began consolidating our joint venture with De Lage Landen International BV (“DLL”), our vendor financing partnership in the Netherlands, effective July 1, 2003. Prior to the adoption of FIN 46, we accounted for our investment in DLL under the equity method of accounting. The impact of consolidating DLL was to record additional assets and liabilities of approximately $94. The adoption of FIN 46 did not have a material impact on our results of operations, financial position or liquidity.

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

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

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

We do not recognize compensation expense relating to employee stock options because we normally grant options with an exercise price equal to the fair value of the stock on the effective date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income and income (loss) per share would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$117	$99	$138	$72
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(28)	(20)	(66)	(58)

Net income – pro forma(1)	$89	$79	$72	$14

Earnings per share: (2)
Basic – as reported	$0.12	$0.05	$0.12	$0.01
Basic – pro forma	$0.08	$0.02	$0.03	$(0.07)

Diluted – as reported	$0.11	$0.04	$0.11	$0.01
Diluted – pro forma	$0.08	$0.02	$0.03	$(0.07)

[1]	The nine months ended September 30, 2003 include a computational adjustment to increase compensation expense by $14 (after tax) related to options that had been previously excluded from the first and second quarters of 2003 of $4 and $10, respectively.
[2]	The calculation of earnings per share is impacted by preferred dividends in arriving at income available to common shareholders.

Dividends for the period are subtracted from net income when calculating earnings per share. See Note 11 for the earnings per share calculation.

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

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

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

Revenue Recognition Under Bundled Arrangements: We sell most of our products and services under bundled contract arrangements, which contain multiple deliverable elements. These contractual lease arrangements typically include equipment, service, supplies and financing components for which the customer pays a single negotiated price for all elements. These arrangements typically also include a variable component for page volumes in excess of contractual minimums, which are often expressed in terms of price per page, which we refer to as the “cost per copy.” In a typical bundled arrangement, our customer is quoted a fixed minimum monthly payment for 1) the equipment, 2) the associated services and other executory costs, 3) the supplies and 4) the financing element. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed minimum payments that the customer is obligated to make (“fixed payments”) over the lease term. The payments associated with page volumes in excess of the minimums are contingent on whether or not such minimums are exceeded (“contingent payments”). The minimum contractual committed copy volumes are typically negotiated to equal the customer’s estimated copy volume at lease inception. In applying our lease accounting methodology, we consider the fixed payments for purposes of allocating to the relative fair value elements of the contract. We do not consider the contingent payments for purposes of allocating to the elements of the contract or recognizing revenue on the sale of the equipment, given the inherent uncertainties as to whether such amounts will ever be received. Contingent payments are recognized as revenue in the period when the customer exceeds the minimum copy volumes specified in the contract.

When separate prices are listed in multiple element customer contracts, such prices may not be representative of the fair values of those elements, because the prices of the different components of the arrangement may be modified through customer negotiations, although the aggregate consideration may remain the same. Revenues under bundled arrangements are allocated based upon the estimated fair values of each element (and for transactions entered into after July 1, 2003, revenues are allocated considering the relative fair values of the lease and non-lease deliverables in accordance with EITF 00-21). Our revenue allocation to the lease deliverables begins by allocating revenues to the maintenance and executory costs plus profit thereon, and

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

second by allocating revenue to the equipment based on comparison of the equipment values in our accounting systems to a range of cash selling prices or, if applicable, other verifiable objective evidence of fair value. We perform extensive analyses of available verifiable objective evidence of equipment fair value based on cash selling prices during the applicable period. The cash selling prices are compared to the range of values included in our lease accounting systems. The range of cash selling prices must support the reasonableness of the lease selling prices, taking into account residual values that accrue to our benefit, in order for us to determine that such lease prices are indicative of fair value. Our interest rates are developed based upon a variety of factors including local prevailing rates in the marketplace and the customer’s credit history, industry and credit class. These rates are recorded within our pricing systems. The resultant implicit interest rate, which is the same as our pricing interest rate, unless adjustment to equipment values is required, is then compared to fair market value rates to assess the reasonableness of the fair value allocations to the multiple elements.

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

The critical estimates and judgments that we consider with respect to our lease accounting, are the determination of the economic life and the fair value of equipment, including the residual value. Those estimates are based upon historical experience with all our products. For purposes of estimating the economic life, we consider the most objective measure of historical experience to be the original contract term, since most equipment is returned by lessees at or near the end of the contracted term. The estimated economic life of most of our products is five years since this represents the most frequent contractual lease term for our principal products and only a small percentage of our leases have original terms longer than five years. We believe that this is representative of the period during which the equipment is expected to be economically usable, with normal service, for the purpose for which it is intended. We continually evaluate the economic life of both existing and newly introduced products for purposes of this determination. Residual values are established at lease inception using estimates of fair value at the end of the lease term. Our residual values are established with due consideration to forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, remanufacturing strategies, used equipment markets if any, competition and technological changes.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

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

4. Inventories:

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Finished goods	$1,005	$970
Work in process	74	66
Raw materials	200	195

Total inventories	$1,279	$1,231

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

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

5. Restructuring Programs:

Since early 2000, we have engaged in a series of restructuring programs related to downsizing our employee base, exiting certain businesses, outsourcing certain internal functions and engaging in other actions designed to reduce our cost structure. We accomplished these objectives through the undertaking of restructuring initiatives. As of December 31, 2002, all restructuring programs had been substantially completed, except for the previously announced Turnaround Program and the Restructuring Programs under SFAS No. 146, which continued through September 30, 2003. Management continues to evaluate the business and, therefore, there may be supplemental provisions for new plan initiatives as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed. Detailed information related to the Restructuring Programs under SFAS No. 146 and the Turnaround Program is outlined below.

Restructuring Programs under SFAS No. 146: On October 1, 2002, we adopted the provisions of SFAS No. 146. During the fourth quarter of 2002, we announced a worldwide restructuring program and subsequently recorded a provision of $402. The provision consisted of $312 for severance and related costs, $45 of costs associated with lease terminations and future rental obligations, net of estimated future sublease rents and $45 for asset impairments. The severance and related costs were related to the elimination of approximately 4,700 positions worldwide. As of September 30, 2003, substantially all of the affected employees had been separated under the program. During the first nine months of 2003, we provided an additional $56 for restructuring programs, net of reversals of $13 related to changes in estimates for severance costs from previously recorded actions. The additional provision consisted of $35 related to the elimination of approximately 400 positions worldwide, $28 for pension settlements associated with prior severance actions and $6 for lease terminations. The reserve balance of the Restructuring Programs under SFAS No. 146 at September 30, 2003 is $94.

The following table summarizes the restructuring activity for the Restructuring Programs under SFAS No. 146 for the nine months ended September 30, 2003:

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance at December 31, 2002	$241	$45	$286
Provisions, including accretion	63	6	69
Reversals	(13)	—	(13)
Charges	(234)	(14)	(248)

Balance at September 30, 2003	$57	$37	$94

The following tables summarize the total amount of costs expected to be incurred in connection with the Restructuring Programs under SFAS No. 146 and the cumulative amount incurred as of September 30, 2003:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2002	Net amount incurred for the nine months ended September 30, 2003	Cumulative amount incurred as of September 30, 2003	Total expected to be incurred *
Production	$146	$27	$173	$188
Office	102	21	123	134
DMO	54	—	54	55
Other	100	8	108	118

Net Provision	$402	$56	$458	$495

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

*	The total amount of $495 represents the cumulative amount incurred through September 30, 2003 plus additional expected restructuring charges of $37 (of which $15 is expected in 2003) related to initiatives identified to date but not yet recognized in the consolidated financial statements. The expected restructuring provisions relate to pension settlements as well as additional severance and cost reductions, principally related to the integration of our Xerox Engineering Systems business.

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2002	Amount incurred for the nine months ended September 30, 2003	Cumulative amount incurred as of September 30, 2003	Total expected to be incurred *
Severance and related costs	$312	$50	$362	$393
Lease cancellation and other costs	45	6	51	57
Asset impairments	45	—	45	45

Net Provision	$402	$56	$458	$495

Turnaround Program. The Turnaround Program was put in place in October 2000 to reduce costs, improve operations, transition customer equipment financing to third-party vendors and sell certain assets. As of December 31, 2002, we had $131 of restructuring reserves remaining primarily related to employee severance as a result of our downsizing efforts. The Turnaround Program reserve balance at September 30, 2003 was $50.

The following table summarizes the restructuring activity for the Turnaround Program for the nine-month period ended September 30, 2003:

	Severance and related costs	Lease cancellation and other costs	Total
Balance at December 31, 2002	$104	$27	$131
Provisions	4	1	5
Reversal	(4)	(1)	(5)
Charges	(70)	(11)	(81)

Balance at September 30, 2003	$34	$16	$50

Reconciliation of Restructuring Charges to Statements of Cash Flows

The following is a reconciliation of charges to the restructuring reserves for all restructuring actions to the amounts reported in the Consolidated Statement of Cash Flows as cash payments for restructurings:

Nine Months ended September 30, 2003
Charges to reserve, all programs	$(329)
Non-cash items:
Pension settlements	28
Effects of foreign currency and other	2

Cash payments for restructurings	$(299)

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

6. Common Shareholders’ Equity:

Common shareholders’ equity consisted of:

	September 30, 2003	December 31, 2002
Common stock (1)	$793	$738
Additional paid-in-capital (1)	2,436	2,001
Retained Earnings	1,118	1,025
Accumulated other comprehensive loss (2) (3)	(1,665)	(1,871)

Total	$2,682	$1,893

(1)	Amounts as of September 30, 2003 include the issuance of 46 million common shares in connection with the Recapitalization.
(2)	Accumulated other comprehensive loss at September 30, 2003 was comprised of cumulative translation adjustments of $(1,238), a minimum pension liability of $(437), unrealized gains on marketable securities of $9, and cash flow hedging gains of $1.
(3)	In September 2003, certain forward contracts used to hedge Yen denominated interest payments on our Yen notes due in 2005 and 2007 were designated and accounted for as cash flow hedges. Accordingly, the change in value of these derivatives is included in Accumulated other comprehensive loss. No amount of ineffectiveness was recorded in earnings during the period.

As of September 30, 2003, we had $889 of 6.25% Series C Mandatory Convertible Preferred Stock outstanding. These securities will convert to common stock at or prior to July 1, 2006. The conversion will result in the issuance of between approximately 75 and 90 million shares of our common stock depending on the market price of our common stock on the conversion date.

Comprehensive income for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net Income	$117	$99	$138	$72
Translation adjustments	73	(103)	287	27
Unrealized gains on marketable securities	9	—	9	—
Adjustment for minimum pension liability (1)	—	10	(92)	(15)
Cash flow hedge adjustments	1	4	2	3

Comprehensive income	$200	$10	$344	$87

(1)	The change of $92 in the minimum pension liability since December 31, 2002 relates primarily to our portion of a minimum pension liability charge recorded by Fuji Xerox during the period.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

7. Interest Expense and Income:

Interest expense and interest income for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Interest expense (1)	$194	$199	$601	$550
Interest income (2)	(261)	(268)	(788)	(825)

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

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

8. Segment Reporting:

Our reportable segments are as follows: Production, Office, Developing Markets Operations (DMO) and Other. Effective January 1, 2003, Small Office/Home Office (SOHO), a business that we exited in 2001, is now reported in Other as it no longer meets the quantitative thresholds for separate reporting related to assets, revenues and profitability and its results are no longer regularly reviewed by our chief operating decision maker. In 2003, we reclassified our mid-range color products (11-40 pages per minute) from the Production segment to the Office segment to align our segment reporting with the marketplace and how we manage our business. As a result, 2002 revenue of $1,093 was reclassified from the Production segment to the Office segment. The quarterly impact was as follows: $237, $259, $259, $338 for the first, second, third, and fourth quarters of 2002, respectively. Operating profit was reclassified for this change as well as for certain changes in corporate and other expense allocations. The following table illustrates the impact of these changes on operating profit for 2002:

	Three Months Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Total
Production	$(31)	$(29)	$(46)	$(69)	$(175)
Office	15	14	37	57	123
DMO	7	7	7	8	29
Other	9	8	2	4	23

Total	—	—	—	—	—

The Production segment includes black and white products over 90 pages per minute and color products over 40 pages per minute. Products include the DocuTech, DocuPrint, Xerox 1010 and Xerox 2101 and DocuColor families as well as older technology light-lens products. These products are sold, predominantly through direct sales channels in North America and Europe, to Fortune 1000, graphic arts, government, education and other public sector customers.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

The Office segment includes black and white products up to 90 pages per minute and color devices up to 40 pages per minute. Products include our family of Document Centre digital multifunction products and our new suite of CopyCentre, WorkCentre, and WorkCentre Pro digital multifunction offerings, DocuColor color multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers, and facsimile products. These products are sold through direct and indirect sales channels in North America and Europe to global, national and mid-size commercial customers as well as government, education and other public sector customers.

The DMO segment includes our operations in Latin America, the Middle East, India, Eurasia, Russia and Africa. This segment includes sales of products that are typical to the aforementioned segments, however, management serves and evaluates these markets on an aggregate geographic, rather than product, basis.

The segment classified as Other, includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Group (“XSG”) (predominantly paper), SOHO, Xerox Engineering Systems (“XES”), Xerox Technology Enterprises (“XTE”) and consulting services, royalty and license revenues. Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the other segments including non-financing interest and other non-allocated costs. Other segments’ total assets include XSG, SOHO, XES, and our investment in Fuji Xerox.

Operating segment revenues and profitability for the three months ended September 30, 2003 and 2002 were as follows:

	Production	Office	DMO	Other(1)	Total
2003
Total segment revenues	$1,057	$1,837	$403	$435	$3,732

Segment profit (loss)	$53	$181	$24	$(68)	$190

2002
Total segment revenues	$1,065	$1,844	$412	$472	$3,793

Segment profit (loss)	$95	$154	$28	$(21)	$256

Operating segment revenues and profitability for the nine months ended September 30, 2003 and 2002 were as follows:

	Production	Office	DMO	Other(1)(2)	Total
2003
Total segment revenues	$3,238	$5,609	$1,176	$1,386	$11,409

Segment profit (loss)	$259	$496	$101	$(255)	$601

2002
Total segment revenues	$3,258	$5,547	$1,322	$1,476	$11,603

Segment profit (loss)	$267	$413	$44	$(140)	$584

(1)	Other segment loss for the three and nine months ended September 30, 2002 included the ESOP benefit of $67 discussed in Note 13 to the 2002 consolidated financial statements.
(2)	Other segment loss for the nine months ended September 30, 2003 included the $73 loss associated with extinguishment of debt on the 2002 Credit Facility as described in Note 1.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

The following is a reconciliation of segment profit to pre-tax income:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Total segment profit	190	256	601	584
Reconciling items:
Provision for litigation	—	—	(300)	—
Restructuring and asset impairment charges	(11)	(63)	(56)	(262)
Restructuring related inventory charge	—	—	—	(3)
Allocated item:
Equity in net income of unconsolidated affiliates	(13)	(17)	(43)	(43)

Pre-tax income	$166	$176	$202	$276

9. Debt and Vendor Financing:

2003 Credit Facility

We entered into the 2003 Credit Facility effective as of June 25, 2003. The 2003 Credit Facility replaced the 2002 Credit Facility. The 2003 Credit Facility consists of a fully drawn $300 term loan and a $700 revolving credit facility that includes a $200 letter of credit sub-facility, under which $78 of letters of credit were outstanding at September 30, 2003. Xerox is the only borrower of the term loan. The revolving credit facility is available, without sub-limit, to Xerox and certain foreign subsidiaries of Xerox, including Xerox Canada Capital Limited (“XCCL”), Xerox Capital (Europe) plc (“XCE”) and other qualified foreign subsidiaries (excluding Xerox, the “Overseas Borrowers”). The 2003 Credit Facility matures on September 30, 2008. In conjunction with the 2003 Credit Facility, debt issuance costs of $29 were deferred.

Subject to certain limits described in the following paragraph, the obligations under the 2003 Credit Facility are secured by liens on substantially all the assets of Xerox and each of our U.S. subsidiaries with a consolidated net worth from time to time of $100 or more (the “Material Subsidiaries”), excluding Xerox Credit Corporation (“XCC”) and certain other finance subsidiaries, and are guaranteed by certain Material Subsidiaries. Xerox is required to guarantee the obligations of the Overseas Borrowers.

Under the terms of certain of our outstanding public bond indentures, the amount of obligations under the 2003 Credit Facility that can be (1) secured by assets (the “Restricted Assets”) of (a) Xerox and (b) our non-financing subsidiaries that have a consolidated net worth of at least $100, without (2) triggering a requirement to also secure those indentures, is limited to the excess of (x) 20% of our consolidated net worth (as defined in the public bond indentures) over (y) the outstanding amount of certain other debt that is secured by the Restricted Assets. Accordingly, the amount of 2003 Credit Facility debt secured by the Restricted Assets will vary from time to time with changes in our consolidated net worth. The amount of security provided under this formula accrues ratably to the benefit of both the term loan and revolving loans under the 2003 Credit Facility.

The term loan and the revolving loans will each bear interest at LIBOR plus a spread that will vary between 1.75% and 3.00% (or, at our election, at the base rate plus a spread that will vary between 0.75% and 2.00%) depending on the then-current leverage ratio under the 2003 Credit Facility.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

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

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

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

2010 and 2013 Senior Notes

On June 25, 2003, we issued $700 aggregate principal amount of Senior Notes due 2010 and $550 aggregate principal amount of Senior Notes due 2013. Interest on the Senior Notes due 2010 and 2013 accrues at the rate of 7 1/8 percent and 7 5/8 percent, respectively, per annum and is payable semiannually. In conjunction with the issuance of the 2010 and 2013 Senior Notes, debt issuance costs of $32 were deferred. These notes, along with our Senior Notes due 2009 which were issued in January 2002, are guaranteed by our wholly-owned subsidiaries Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc.

In September 2003, we entered into pay variable/receive fixed interest rate swaps with notional amounts of $250 associated with the 2010 Senior Notes and $250 associated with the 2013 Senior Notes. The swaps were structured to hedge the fair value of the debt by converting it from a fixed rate instrument to a variable-rate instrument based upon a spread over the six-month LIBOR. These interest rate swaps were designated and accounted for as fair value hedges. No ineffective portion was recorded to earnings during the period. In October 2003, we entered into additional pay variable/receive fixed interest rate swaps with notional amounts of $450 associated with the 2010 Senior Notes. Accordingly, the $700 aggregate principal amount of the 2010 Senior Notes is completely hedged. These interest rate swaps have likewise been designated and will be accounted for as fair value hedges.

2009 Senior Notes

In September 2003, we completed our offer to exchange the €225 million and $600 aggregate principal amount of our 9 3/4 percent unregistered senior notes due 2009 for a like principal amount of 9 3/4 percent senior notes due 2009 that have been registered under the U.S. Securities Act of 1933, as amended. As of the closing of the exchange offer, €224 million of Euro senior notes and $587 of dollar senior notes had been tendered for exchange and the incremental 0.5 percent interest, that was required prior to the exchange offer, ceased to accrue on all the outstanding senior notes, whether or not tendered for exchange.

Payment of Convertible Debt due 2018

In April 2003, $560 of convertible debt due 2018 was put back to us in accordance with terms of the debt and was paid in cash.

Vendor Financing

Our financing business, including our vendor financing outsourcing and securitization activities, is described in detail in our 2002 Consolidated Financial Statements. During the nine months ended September 30, 2003, we completed the following significant vendor financing outsourcing initiatives:

We received $1.1 billion secured by our finance receivables in connection with our U.S. Vendor Financing Agreement with GECC and affiliates (“GE”). The agreement with GE was amended in March 2003 to allow for the inclusion of state and local governmental contracts in future securitizations. Total amounts outstanding under this Loan Agreement were $2.4 billion at September 30, 2003.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

In July 2003 we replaced the 364-day warehouse financing facility in France, received from Merrill Lynch in December 2002, with a long-term public secured financing and established a new warehouse financing facility. This facility can provide funding of up to €350 million (U.S. $407), outstanding at anytime, for new lease originations and may be securitized through a similar public offering within two years. Total amounts outstanding under this agreement and the original financing facility were $47 and $399, respectively, at September 30, 2003.

In August 2003, we announced a seven-year agreement in Canada, under which GE Vendor Financial Services Canada, became our primary equipment-financing provider in Canada through monthly fundings of new lease originations. The new agreement calls for GE to initially provide funding on new lease originations, of up to Cdn $850 million (U.S. $629), with the ability to increase the funding to Cdn $2 billion (U.S. $1.5 billion) outstanding at any time, subject to agreement between the parties. Under this agreement, we expect GE to fund approximately 80 percent of new lease originations at over-collateralization rates which vary over time but are expected to approximate 13 percent of the net receivables balance. The monthly interest rates will be consistent with rates for similar market based transactions. Consistent with the loans already received from GE both in the U.S. and Canada, the funding received under this new agreement will be recorded as secured borrowings and the associated receivables will be included in our Consolidated Balance Sheet. During the third quarter, we received $104 in conjunction with this program. Total amounts outstanding under this agreement (including balances previously funded) were $432 at September 30, 2003.

In September 2003, GE European Equipment Finance (EEF) and Xerox completed a four-year agreement for EEF to finance Xerox business in the United Kingdom through a £400 million (U.S. $665) revolving loan. This replaces the existing short-term facility which was scheduled to expire in June 2004. The agreement is renewable for an additional three years and the facility size may also be increased to £600 million (U.S. $998), subject to agreement between the parties. Total amounts outstanding under this agreement were $541 at September 30, 2003.

10. Litigation, Regulatory Matters and Other Contingencies:

Guarantees, Indemnifications and Warranty Liabilities:

As more fully discussed in Note 2, we apply the disclosure provisions of FIN 45 to our agreements that contain guarantee or indemnification clauses. These disclosures require that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. As of September 30, 2003, we have accrued our estimate of liability incurred under these indemnification arrangements and guarantees where we have determined that a loss is probable and estimable.

Indemnifications provided as part of contracts and agreements: We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts that we entered into for the sale or purchase of businesses or real estate assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants, including obligations to pay rent. These relate to such matters as adequate title to assets sold, intellectual property rights, specified environmental matters and certain income taxes. In addition, we have provided guarantees on behalf of our subsidiaries with respect to real estate leases. In certain instances, these lease guarantees may remain in effect subsequent to the sale of the subsidiary. Furthermore, in certain contracts we have agreed to indemnify various service providers, trustees and bank agents from any third party claims related to their performance on our behalf, with the exception of claims that result from their own willful misconduct or gross negligence. In each of these circumstances, our payment is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract,

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

which procedures typically allow us to challenge the other party’s claims. In the case of lease guarantees, we may contest the liabilities asserted under the lease. Further, our obligations under these agreements and guarantees may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments we made.

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

The Securities and Exchange Commission (“SEC”) announced on June 5, 2003 that it had reached a settlement with several individuals who are former officers of Xerox Corporation regarding the same accounting and disclosure matters which were involved in its investigation of Xerox Corporation. These individuals neither admitted nor denied wrongdoing and agreed to pay fines, disgorgement and interest. These individuals are responsible for paying their own fines. However, because all of the individuals who settled were officers of Xerox Corporation, we were required under our by-laws to reimburse the individuals for the disgorgement, interest and legal fees of $19. We accrued these settlement expenses during the second half of 2002.

Product Warranty Liabilities:

In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our lower-end products in the Office segment, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. The following table summarizes product warranty activity for the nine months ended September 30, 2003:

	Balance December 31, 2002	Provisions & Other	Payments	Balance September 30, 2003
Product warranty liabilities	$25	$37	$(39)	$23

Tax related contingencies:

At September 30, 2003, our Brazilian operations had received assessments levied against it for indirect and other taxes which, inclusive of interest, were approximately $425. While unchanged from June 30, 2003, the increase since the December 31, 2002 disclosed amount of $260 is primarily due to currency changes, indexation, interest and additional assessments. These assessments principally relate to the internal transfer of inventory. We are disputing these assessments and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these assessments will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, we may be required to make cash deposits of up to half of the total amount in dispute. Any such amounts would be refundable to the extent the matter is resolved in our favor.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may record incremental tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results.

Legal Matters:

As more fully discussed below, we are a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”). As required by Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” we determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. That motion is currently pending. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and intend to vigorously defend the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Christine Abarca, et al. v. City of Pomona, et al. (Pomona Water Cases): On June 24, 1999, the Company was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of our alleged disposal and/or release of hazardous substances into the soil, air and groundwater. Subsequently, six additional complaints were filed in the same court on behalf of another 459 plaintiffs, with the same claims for damages as the June 1999 action. All seven cases have been served on the Company. Currently there are approximately 1,050 plaintiffs, as certain plaintiffs have been dismissed from the litigation. Plaintiffs in all seven cases further allege that they have been exposed to such hazardous substances by inhalation, ingestion and dermal contact, including but not limited to hazardous substances contained within the municipal drinking water supplied by the City of Pomona and the Southern California Water Company. Plaintiffs’ claims against the Company include personal injury, wrongful death, property damage, negligence, trespass, nuisance, and violation of the California Unfair Trade Practices Act. Damages are unspecified. The seven cases against the Company (“Abarca Group”) have been coordinated with approximately 13 unrelated cases against other defendants which involve alleged contaminated groundwater and drinking water in the San Gabriel Valley area of Los Angeles County. In all of those cases, plaintiffs have sued both the providers of drinking water and the industrial defendants who they contend contaminated the water. The body of groundwater involved in the Abarca cases, and allegedly contaminated by the Company, is separate and distinct from the body of groundwater that is involved in the San Gabriel Valley cases, and there is no allegation that the Company is involved in the San Gabriel Valley cases. Nonetheless, the court ordered both groups of cases to be coordinated because both groups concern allegations of groundwater and drinking water contamination, have similar theories of liability alleged against the defendants, and involve a number of similar legal issues, thus apparently making it more efficient, in the view of the court, for all of them to be handled by one judge. Discovery has begun and no trial date has been set. The Company denies any wrongdoing and is vigorously defending the actions. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

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

Bingham v. Xerox Corporation, et al: A lawsuit filed by James F. Bingham, a former employee of the Company, is pending in the Superior Court of Connecticut, Judicial District of Waterbury (Complex Litigation Docket) against the Company, Barry D. Romeril, Eunice M. Filter and Paul Allaire. The complaint alleges that the plaintiff was wrongfully terminated in violation of public policy because he attempted to disclose to senior management and to remedy alleged accounting fraud and reporting irregularities. The plaintiff further claims that the Company and the individual defendants violated the Company’s policies/commitments to refrain from retaliating against employees who report ethics issues. The plaintiff also asserts claims of defamation and tortious interference with a contract. He seeks: (i) unspecified compensatory damages in excess of $15 thousand, (ii) punitive damages, and (iii) the cost of bringing the action and other relief as deemed appropriate by the court. The court has scheduled trial during February to March 2004 and alternative trial dates in November 2003. The Company denies any wrongdoing. The parties are engaged in voluntary mediation in an attempt to resolve the matter. Should the mediation be unsuccessful, we intend to vigorously defend this action. It is not possible at this time to estimate the amount of loss that might result from an adverse judgment.

Berger, et al. v. RIGP: A class was certified in an action originally filed in the United States District Court for the Southern District of Illinois on July 25, 2000 against the Company’s Retirement Income Guarantee Plan (“RIGP”). The RIGP represents the primary U.S. pension plan for salaried employees. Plaintiffs brought this action on behalf of themselves and an alleged class of over 25,000 persons who received lump sum distributions from RIGP after January 1, 1990. Plaintiffs assert violations of the ERISA, claiming that the lump sum distributions were improperly calculated. On July 3, 2001, the court granted the Plaintiffs’ motion for summary judgment, finding the lump sum calculations violated ERISA. On September 30, 2002, the court entered a judgment on damages, stating it would adopt plaintiffs’ methodology for calculating such damages, resulting in a damage award of $284. Based on advice of legal counsel, RIGP concluded that success on appeal was probable and the judgment would be overturned based on significant errors of law in the lower court. RIGP appealed the District Court’s ruling with respect to both liability and damages. Subsequently, there were briefings, followed by an oral argument of the appeal to the Seventh Circuit Court of Appeals on April 9, 2003. Following the oral argument, RIGP and its counsel reassessed the probability of a favorable outcome related to the litigation which has resulted in the Company recording a charge equal to the amount of the initial judgment of $284 plus applicable interest, or $300 in the first quarter of 2003. Other than for the accrual of post-judgment interest, the charge will only be subject to adjustment upon final legal determination, or upon settlement of the parties. As sponsor of the Plan, we were required to record the charge related to our obligation as, under relevant accounting standards, the results of the reassessment required recognition of the judgment. On August 1, 2003, the Seventh Circuit Court of Appeals affirmed the lower court’s judgment in all material respects. On August 15, 2003, RIGP filed a petition for rehearing en banc which was rejected by the Court of Appeals on September 15, 2003. On September 19, 2003, RIGP filed a motion asking the Seventh Circuit to stay the issuance of its mandate, pending RIGP’s filing of a petition for writ of certiorari in the Supreme Court of the United States. On September 25, 2003, the Seventh Circuit denied the motion and issued its mandate. On October 3, 2003, RIGP filed an application for a recall of the mandate directly with the Supreme Court and asked the Court to stay enforcement of the judgment pending RIGP’s filing of its petition for writ of certiorari. This application was also denied.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

RIGP’s petition for writ of certiorari is due December 15, 2003. Any final judgment would be paid from RIGP assets. However, such payment may require the Company to make additional contributions in connection with this litigation in the future. Timing of such additional contributions under ERISA funding rules would not be required any earlier than 2005. However, plaintiffs may seek interim relief that, if successful, would require the Company to pay such judgment, or a portion thereof, as early as the fourth quarter of 2003. In such event, the Company intends to vigorously oppose any such relief.

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

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Three additional class actions (Hopkins, Uebele and Saba) were subsequently filed in the same court making substantially similar claims. On October 16, 2002, the four actions were consolidated as In Re Xerox Corporation ERISA Litigation. On November 15, 2002, a consolidated amended complaint was filed. A fifth class action (Wright) was filed in the District of Columbia. It has been transferred to Connecticut and consolidated with the other actions. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

that all the foregoing defendants were “named” or “de facto” fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the best interest of Plan participants. The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing retirement benefits in Xerox stock. Plaintiff also claims that defendants failed to ensure that Plan assets were invested prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent. The complaint does not specify the amount of damages sought. However, it asks that the losses to the Plan be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. We and the other defendants deny any wrongdoing, intend to vigorously defend the action and have filed a motion to dismiss the complaint. The plaintiffs subsequently filed a motion for class certification and the defendants moved to stay the class issue pending a decision by the court on the motion to dismiss. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Digwamaje et al. v. IBM et al: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the First Amended Complaint on the Company was deemed effective as of December 6, 2002. On March 19, 2003, Plaintiffs filed a Second Amended Complaint that eliminated a number of corporate defendants but was otherwise identical in all material respects to the First Amended Complaint. The defendants include Xerox and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. The foregoing damages are being sought from all defendants, jointly and severally. Xerox has filed a motion to dismiss the Second Amended Complaint. Oral argument of the motion is scheduled to begin November 6, 2003. Xerox denies any wrongdoing and intends to vigorously defend the action. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: On November 15, 2001, MPI Technologies, Inc. (“MPI”) sent to the American Arbitration Association a Demand for Arbitration of a dispute arising under an Agreement made as of March 15, 1994 between MPI and Xerox Canada Ltd. (“XCL”) (“Agreement”). Subsequently, the Company became MPI’s primary interface for the Agreement and the activities thereunder. The Demand for Arbitration claimed that XCL and the Company owed royalties to MPI for software licensed under the Agreement and initially alleged damages “estimated to be in excess of $30 million.” In a subsequent claim submitted in the arbitration proceedings, MPI has alleged damages of $69 for royalties owed, $35 for breach of fiduciary duty, $35 in punitive damages and unspecified damages and injunctive relief with respect to a claim of copyright infringement. The parties have selected three arbitrators and have agreed to conduct the arbitration in Canada. The Company and XCL deny any liability or wrongdoing, including any royalties owed, have asserted a counterclaim against MPI for overpayment of royalties, breach of contract and copyright infringement and intend to vigorously defend the claim. Based on the stage of the arbitration, it is not possible to estimate the amount of loss or the range of possible loss that might result from an adverse ruling or a settlement of this matter.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Accuscan, Inc. v. Xerox Corporation: On April 11, 1996, an action was commenced by Accuscan, Inc. (“Accuscan”), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, the jury entered a verdict in favor of Accuscan for $40. However, on September 14, 1998, the court granted our motion for a new trial on damages. The trial ended on October 25, 1999 with a jury verdict of $10. Our motion to set aside the verdict or, in the alternative, to grant a new trial was denied by the court. We appealed to the Court of Appeals for the Federal Circuit (“CAFC”) which found the patent was not infringed, thereby terminating the lawsuit subject to an appeal which has been filed by Accuscan to the U.S. Supreme Court. The decision of the U.S. Supreme Court was to remand the case (along with eight others) back to the CAFC to consider its previous decision based on the U.S. Supreme Court’s May 28, 2002 ruling in the Festo case. Shortly after remand of the case to the CAFC, Accuscan sought reinstatement of a $10 supersedeas bond in the District Court for the Southern District of New York. On February 5, 2003, the District Court refused to re-impose the bond, despite the remand from the U.S. Supreme Court to the CAFC, stating that “it [appears] unlikely that the Federal Circuit will reverse itself.” On September 17, 2003 the CAFC reconsidered the case (in response to the remand from the U.S. Supreme Court) and again held that the patent was not infringed. The period for Accuscan to appeal the CAFC’s decision expires in mid-November 2003.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claims that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for up to $135 coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. However, $10 of the entire amount may be unavailable due to the liquidation of one of the other insurers. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. The individual defendants and the Company deny any wrongdoing and intend to vigorously defend the action.

Derivative Litigation Brought on Behalf of the Company:

In re Xerox Derivative Actions: A consolidated putative shareholder derivative action is pending in the Supreme Court of the State of New York, County of New York against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG. The plaintiffs purportedly brought this action in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders. The second consolidated amended complaint alleged that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further alleged that each of the director defendants breached his/her duties of due care and diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The second amended complaint also asserted claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claimed that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox is held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. On December 16, 2002, the Company and the individual defendants answered the complaint. The plaintiffs filed a third consolidated and amended derivative action complaint on July 23, 2003 adding factual allegations relating to subsequent acts and transactions, namely indemnification of six former officers for disgorgements imposed pursuant to their respective settlements with the SEC and related legal fees, and adding a demand for injunctive relief with respect to that indemnification. On September 12, 2003, Xerox and the individuals filed an answer to the third consolidated and amended derivative action complaint. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

Pall v. Buehler, et al.: On May 16, 2002, a shareholder commenced a derivative action in the United States District Court for the District of Connecticut against KPMG. The Company was named as a nominal defendant. Plaintiff purported to bring this action derivatively in the right, and for the benefit, of the Company. He contended that he is excused from complying with the prerequisite to make a demand on the Xerox Board of Directors, and that such demand would be futile, because the directors are disabled from making a disinterested, independent decision about whether to prosecute this action. In the original complaint, plaintiff alleged that KPMG, the Company’s former outside auditor, breached its duties of loyalty and due care owed to Xerox by repeatedly acquiescing in, permitting and aiding and abetting the manipulation of Xerox’s accounting and financial records in order to improve the Company’s publicly reported financial results. He further claimed that KPMG committed malpractice and breached its duty to use such skill, prudence and diligence as other members of the accounting profession commonly possess and exercise. Plaintiff claimed that as a result of KPMG’s breaches of duties, the Company has suffered loss and damage. On May 29, 2002, plaintiff amended the complaint to add as defendants the present and certain former directors of the Company. He added claims against each of them for breach of fiduciary duty, and separate additional claims against the directors who are or were members of the Audit Committee of the Board of Directors, based upon the alleged failure, inter alia, to implement, supervise and maintain proper accounting systems, controls and practices. The amended derivative complaint demands a judgment declaring that the defendants have violated and/or aided and abetted the breach of fiduciary and professional duties to the Company and its shareholders; awarding the Company unspecified compensatory damages, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages; and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees. On August 16, 2002, the individual defendants and Xerox filed a motion to dismiss the action. On March 27, 2003, the motion was granted. On April 22, 2003, the court entered judgment in favor of the defendants, dismissing the action in its entirety. The appeal period has expired. On May 12, 2003, the plaintiffs filed a motion seeking to amend the complaint. On August 22, 2003, the court denied the motion. The matter is now closed.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

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

Lerner v. Allaire, et al.: On June 6, 2002, a shareholder, Stanley Lerner, commenced a derivative action in the United States District Court for the District of Connecticut against Paul A. Allaire, William F. Buehler, Barry D. Romeril, Anne M. Mulcahy and G. Richard Thoman. The plaintiff purports to bring the action derivatively, on behalf of the Company, which is named as a nominal defendant. Previously, on June 19, 2001, Lerner made a demand on the Board of Directors to commence suit against certain officers and directors to recover unspecified damages and compensation paid to these officers and directors. In his demand, Lerner contended, inter alia, that management was aware since 1998 of material accounting irregularities and failed to take action and that the Company has been mismanaged. At its September 26, 2001 meeting, the Board of Directors appointed a special committee to consider, investigate and respond to the demand. In this action, plaintiff alleges that the individual defendants breached their fiduciary duties of care and loyalty by disguising the true operating performance of the Company through improper undisclosed accounting mechanisms between 1997 and 2000. The complaint alleges that the defendants benefited personally, through compensation and the sale of company stock, and either participated in or approved the accounting procedures or failed to supervise adequately the accounting activities of the Company. The plaintiff demands a judgment declaring that defendants intentionally breached their fiduciary duties to the Company and its shareholders; awarding unspecified compensatory damages to the Company against the defendants, individually and severally, together with pre-judgment and post-judgment interest; awarding the Company punitive damages; and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees. On September 18, 2002, the individual defendants and Xerox filed a motion to dismiss the action, or alternatively to stay the action pending the disposition of In re Xerox Derivative Actions. On September 29, 2003 the court issued an order granting the defendants’ motion to dismiss. The period for filing an appeal has not yet expired.

Other Matters:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” On January 14, 1999, the U.S. Patent and Trademark Office (“PTO”) granted the first of two 3Com/Palm requests for reexamination of the Unistrokes patent challenging its validity. The PTO concluded its reexaminations and confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the judge narrowly interpreted the scope of the Unistrokes patent claims and, based on that narrow determination, found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims. On October 5, 2000, the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity thus establishing liability. On December 21, 2001, Palm appealed to the Court of Appeals. We moved for a trial on damages and an injunction or bond in lieu of injunction. The District Court denied our motion for a temporary injunction, but ordered a $50 bond to be posted to protect us against future damages until the trial. Palm provided

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

a $50 irrevocable letter of credit in favor of Xerox. In January 2003, after the oral argument, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and that Xerox will be entitled to an injunction if the validity of the patent is favorably determined. It remanded the validity issues back to the District Court for further validity analysis. On March 20, 2003, we sought reconsideration of the Court of Appeals opinion, but such reconsideration was denied on April 8, 2003. The parties anticipate being contacted soon by the District Court regarding procedure to be followed on remand. Because the validity of the patent must be reconsidered, the basis for the protection bond no longer exists, and the $50 irrevocable letter of credit has been returned. We received a decision and order of the District Court on July 21, 2003 which sets a schedule for briefing of summary judgment with respect to the issue of validity of the patent in suit, with a hearing for argument scheduled to occur on December 10, 2003. Pursuant to a court order of July 17, 2003, (1) expert reports were exchanged between the parties during the third quarter 2003, (2) depositions of experts from both sides were taken shortly thereafter, and (3) summary judgment motions, directed solely to the issue of validity, were filed by the parties on October 10, 2003.

U.S. Attorney’s Office Investigation: As we announced on September 23, 2002, we learned that the U.S. attorney’s office in Bridgeport, Connecticut, is conducting an investigation into matters relating to Xerox. Xerox is a subject of this grand jury investigation. We believe that the U.S. Attorney’s office is focusing on accounting and disclosure issues during the period 1998 to 2000, particularly relating to the Company’s operations in Latin America. The accounting matters upon which the U.S. Attorney’s office appears to be focusing are ones that were investigated by the SEC and addressed in the Company’s restatements. It is not possible at this time to reasonably assess the final outcome of this investigation or its future impact on the Company. We are cooperating with the investigation and providing documents as requested.

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

Other Matters: It is our policy to promptly and carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken. When and where appropriate, we report such matters to the U.S. Department of Justice and to the SEC, and/or make public disclosure.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

India. In recent years we have become aware of a number of issues at our Indian subsidiary that occurred over a period of several years much of which occurred before we obtained majority ownership of these operations in mid 1999. These issues include misappropriations of funds and payments to other companies, that may have been inaccurately recorded on the subsidiary’s books, and certain improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. We have reported these transactions to the Indian authorities, the U.S. Department of Justice and to the SEC.

South Africa. Certain transactions of our unconsolidated South African affiliate that appear to have been improperly recorded as part of an effort to sell supplies outside of its authorized territory have been investigated and a report of the results has been received by the Board of Directors of the South African affiliate. Disciplinary actions have been taken, and the adjustments to our financial statements were not material. Subsequent to these activities, in the second quarter of 2003, we sold our interest in the South African affiliate.

Nigeria. Following an investigation we have determined that certain inter-company and other balances in the local books and records of our majority-owned affiliate in Nigeria could not be substantiated. The Company’s records did not reflect these amounts and the local books have been adjusted to be consistent with them. This adjustment has had no effect on our financial statements. This matter has been reported to the SEC and the Department of Justice. We are in the process of liquidating this company in connection with the December 2002 sale of our interest in the Nigerian business to our local partner.

Eurasian Subsidiary. We have recently become aware of a number of transactions in a subsidiary in a Eurasian country that appear to have been improperly recorded in late 2002 and early 2003. Appropriate disciplinary actions have been taken and a charge of approximately $5 related to the periods prior to July 1, 2003 was made in our financial statements for the third quarter of 2003. This matter has been reported to the SEC.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

11. Earnings per Share:

The following tables summarize basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
I. Basic Earnings Per Common Share
Income before cumulative effect of change in accounting principle	$117	$99	$138	$135
Accrued dividends on preferred stock, net of tax (1)	(25)	(63)	(46)	(63)

Income available to common shareholders before cumulative effect of change in accounting principle	92	36	92	72

Cumulative effect of change in accounting principle	—	—	—	(63)

Income available to common shareholders	$92	$36	$92	$9

Weighted average shares outstanding for the period	792,391	733,610	774,348	729,302

Basic Earnings per share:
Income before cumulative effect of change in accounting principle	$0.12	$0.05	$0.12	$0.10
Cumulative effect of change in accounting principle	—	—	—	(0.09)

Basic earnings per share	$0.12	$0.05	$0.12	$0.01

II. Diluted Earnings Per Common Share:
Income before cumulative effect of change in accounting principle	$117	$99	$138	$135
ESOP expense adjustment, net of tax	(10)	(63)	(30)	(63)
Accrued dividends on mandatory convertible preferred stock	(15)	—	(16)	—

Income before cumulative effect of change in accounting principle	$92	$36	$92	$72

Cumulative effect of change in accounting principle	—	—	—	(63)

Net income available to common shareholders	$92	$36	$92	$9

Weighted average common shares outstanding during the period	792,391	733,610	774,348	729,302
Common shares issuable with respect to:
Stock options	9,377	4,184	7,698	5,686
ESOP preferred stock	48,858	87,302	53,797	68,371

Adjusted weighted average shares outstanding for the period	850,626	825,096	835,843	803,359

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.11	$0.04	$0.11	$0.09
Cumulative effect of change in accounting principle	—	—	—	(0.08)

Diluted earnings per share	$0.11	$0.04	$0.11	$0.01

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

(1) Preferred Stock dividends consist of those related to our ESOP plan as well as the mandatory convertible preferred stock issued in June 2003.

12. Investment in Fuji Xerox:

Our equity in net income of our unconsolidated affiliates for the three and nine months ended September 30, 2003 and 2002, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Fuji Xerox	$11	$15	$30	$30
Other investments	2	2	13	13

Total	$13	$17	$43	$43

Fuji Xerox is headquartered in Tokyo and operates in Japan and other areas of the Pacific Rim, Australia, and New Zealand. We account for our 25% interest in Fuji Xerox under the equity method of accounting. Condensed financial data of Fuji Xerox for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Summary of Operations
Revenues	$2,122	$2,035	$6,225	$5,612
Cost and Expenses	2,018	1,906	5,911	5,355

Income before income taxes	104	129	314	257
Income taxes	42	52	154	96
Minorities interests	8	8	27	26
Cumulative effect of change in accounting principle	—	—	14	—

Net income (1)	$54	$69	$119	$135

(1)	Net income for the nine months ended September 30, 2003 includes the effect of the adoption of SFAS No. 143.

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.

13. Financial Statements of Subsidiary Guarantors:

After effectiveness of the 2003 Credit Facility described in Notes 1 and 9, certain of our subsidiaries that were formerly required to guarantee our outstanding 9 3/4% Senior Notes due 2009 were no longer required to, and no longer, guarantee those notes. The Senior Notes due 2009 are now jointly and severally guaranteed only by Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc. (the “Guarantor Subsidiaries”), each of which is wholly-owned by Xerox Corporation (the “Parent Company”). The Senior Notes due 2010 and 2013 issued in connection with the Recapitalization are also guaranteed by the Guarantor Subsidiaries.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statements of cash flows for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Xerox Corporation and subsidiaries as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002.

Condensed Consolidating Statements of Income (Unaudited)

for the Three Months Ended September 30, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$790	$13	$800	$—	$1,603
Service, outsourcing and rentals	1,044	10	831	—	1,885
Finance income	85	—	183	(24)	244
Intercompany revenues	126	—	93	(219)	—

Total Revenues	2,045	23	1,907	(243)	3,732

Cost and Expenses
Cost of sales	540	12	526	(28)	1,050
Cost of service, outsourcing and rentals	572	12	479	(3)	1,060
Equipment financing interest	20	—	93	(24)	89
Intercompany cost of sales	109	—	73	(182)	—
Research and development expenses	177	1	32	(3)	207
Selling, administrative and general expenses	606	8	414	—	1,028
Restructuring and asset impairment charges	5	—	6	—	11
Provision for litigation	—	—	—	—	—
Gain on affiliate’s sale of stock	(12)	—	—	—	(12)
Other expenses (income), net	46	(6)	93	—	133

Total Cost and Expenses	2,063	27	1,716	(240)	3,566

Income (Loss) before Income Taxes (Benefits), Equity Income and Minorities’ Interests	(18)	(4)	191	(3)	166
Income taxes (benefits)	(13)	2	59	(1)	47

Income (Loss) before Equity Income and Minorities’ Interests	(5)	(6)	132	(2)	119
Equity in net income of unconsolidated affiliates	(2)	3	13	(1)	13
Equity in net income of consolidated affiliates	124	—	—	(124)	—
Minorities’ interests in earnings of subsidiaries	—	—	—	(15)	(15)

Net Income (Loss)	$117	$(3)	$145	$(142)	$117

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Income (Unaudited)

for the Nine Months Ended September 30, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$2,387	$41	$2,460	$—	$4,888
Service, outsourcing and rentals	3,210	30	2,532	—	5,772
Finance income	250	—	569	(70)	749
Intercompany revenues	370	—	315	(685)	—

Total Revenues	6,217	71	5,876	(755)	11,409

Cost and Expenses
Cost of sales	1,555	37	1,637	(109)	3,120
Cost of service, outsourcing and rentals	1,751	38	1,464	(8)	3,245
Equipment financing interest	70	—	274	(70)	274
Intercompany cost of sales	328	—	251	(579)	—
Research and development expenses	585	1	91	(9)	668
Selling, administrative and general expenses	1,850	27	1,260	—	3,137
Restructuring and asset impairment charges	36	—	20	—	56
Provision for litigation	300	—	—	—	300
Gain on affiliate’s sale of stock	(13)	—	—	—	(13)
Other expenses (income), net	250	(18)	188	—	420

Total Cost and Expenses	6,712	85	5,185	(775)	11,207

Income (Loss) before Income Taxes (Benefits), Equity Income and Minorities’ Interests	(495)	(14)	691	20	202
Income taxes (benefits)	(206)	7	239	7	47

Income (Loss) before Equity Income and Minorities’ Interests	(289)	(21)	452	13	155
Equity in net income of unconsolidated affiliates	1	7	33	2	43
Equity in net income of consolidated affiliates	426	—	—	(426)	—
Minorities’ interests in earnings of subsidiaries	—	—	—	(60)	(60)

Net Income (Loss)	$138	$(14)	$485	$(471)	$138

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Balance Sheets (Unaudited)

as of September 30, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Assets
Cash and cash equivalents	$1,410	$—	$860	$—	$2,270
Accounts receivable, net	638	17	1,379	—	2,034
Billed portion of finance receivables, net	324	—	164	—	488
Finance receivables, net	476	—	2,476	—	2,952
Inventories	748	2	560	(31)	1,279
Other current assets	577	4	702	—	1,283

Total Current Assets	4,173	23	6,141	(31)	10,306

Finance receivables due after one year, net	861	—	4,285	—	5,146
Equipment on operating leases, net	192	—	194	(26)	360
Land, buildings and equipment, net	1,020	2	735	—	1,757
Investments in affiliates, at equity	5	—	548	—	553
Investments in and advances to consolidated subsidiaries	7,457	52	183	(7,692)	—
Intangible assets, net	334	—	—	—	334
Goodwill	491	296	837	—	1,624
Other long-term assets	1,560	2	2,732	—	4,294

Total Assets	16,093	375	15,655	(7,749)	24,374

Liabilities and Equity
Short-term debt and current portion of long-term debt	1,442	—	2,708	—	4,150
Accounts payable	459	5	334	—	798
Other current liabilities	676	18	1,323	14	2,031

Total Current Liabilities	2,577	23	4,365	14	6,979

Long-term debt	2,840	—	4,824	—	7,664
Intercompany payables, net	3,629	(52)	(3,580)	3	—
Mandatory redeemable preferred securities	—	—	697	—	697
Other long-term liabilities	3,010	1	887	(1)	3,897

Total Liabilities	12,056	(28)	7,193	16	19,237

Minorities’ interest in equity of subsidiaries	—	—	—	77	77
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	—	—	1,023	—	1,023
Preferred stock	508	—	—	—	508
Deferred ESOP benefits	(42)	—	—	—	(42)
Mandatory convertible preferred stock	889	—	—	—	889
Common stock, including additional paid-in capital	3,229	420	6,778	(7,198)	3,229
Retained earnings	1,118	(17)	2,119	(2,102)	1,118
Accumulated other comprehensive loss	(1,665)	—	(1,458)	1,458	(1,665)

Total Liabilities and Equity	$16,093	$375	$15,655	(7,749)	$24,374

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Cash Flows (Unaudited)

for the Nine Months Ended September 30, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
Net cash provided by (used in) operating activities	$1,426	$—	$(518)	$908
Net cash (used in) provided by investing activities	(259)	—	194	(65)
Net cash used in financing activities	(1,429)	—	(67)	(1,496)
Effect of exchange rate changes on cash and cash equivalents	—	—	36	36

Decrease in cash and cash equivalents	(262)		(355)	(617)
Cash and cash equivalents at beginning of period	1,672	—	1,215	2,887

Cash and cash equivalents at end of period	$1,410	—	$860	$2,270

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Income (Unaudited)

for the Three Months Ended September 30, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$856	$14	$723	$—	$1,593
Service, outsourcing and rentals	1,098	12	843	—	1,953
Finance income	67	—	200	(20)	247
Intercompany revenues	68	1	124	(193)	—

Total Revenues	2,089	27	1,890	(213)	3,793

Cost and Expenses
Cost of sales	504	14	510	(10)	1,018
Cost of service, outsourcing and rentals	577	11	489	(3)	1,074
Equipment financing interest	33	—	94	(20)	107
Intercompany cost of sales	66	1	89	(156)	—
Research and development expenses	198	—	34	(3)	229
Selling, administrative and general expenses	601	8	414	—	1,023
Restructuring and asset impairment charges	9	—	54	—	63
Other expenses (income), net	27	(6)	82	—	103

Total Cost and Expenses	2,015	28	1,766	(192)	3,617

Income (Loss) before Income Taxes (Benefits), Equity Income and Minorities’ Interests	74	(1)	124	(21)	176
Income taxes (benefits)	3	2	80	(8)	77

Income (Loss) before Equity Income and Minorities’ Interests	71	(3)	44	(13)	99
Equity in net income of unconsolidated affiliates	(2)	3	16	—	17
Equity in net income of consolidated affiliates	30	—	—	(30)	—
Minorities’ interests in earnings of subsidiaries	—	—	—	(17)	(17)

Net Income (Loss)	$99	$—	$60	$(60)	$99

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Income (Unaudited)

for the Nine Months Ended September 30, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$2,472	$40	$2,326	$—	$4,838
Service, outsourcing and rentals	3,402	36	2,566	—	6,004
Finance income	224	—	613	(76)	761
Intercompany revenues	219	2	380	(601)	—

Total Revenues	6,317	78	5,885	(677)	11,603

Cost and Expense
Cost of sales	1,506	36	1,620	(106)	3,056
Cost of service, outsourcing and rentals	1,869	36	1,497	(11)	3,391
Equipment financing interest	80	—	296	(76)	300
Intercompany cost of sales	211	2	282	(495)	—
Research and development expenses	619	—	89	(9)	699
Selling, administrative and general expenses	1,989	24	1,289	—	3,302
Restructuring and asset impairment charges	94	1	167	—	262
Other expenses (income), net	21	(18)	314	—	317

Total Cost and Expenses	6,389	81	5,554	(697)	11,327

Income (Loss) before Income Taxes (Benefits), Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(72)	(3)	331	20	276
Income taxes (benefits)	(58)	7	162	7	118

Income (Loss) before Equity Income, Minorities’ Interests and Cumulative Effect of Change in Accounting Principle	(14)	(10)	169	13	158
Equity in net income of unconsolidated affiliates	(1)	9	36	(1)	43
Equity in net income of consolidated affiliates	150	—	—	(150)	—
Minorities’ interests in earnings of subsidiaries	—	—	—	(66)	(66)

Income (Loss) before Cumulative Effect of Change in Accounting Principle	135	(1)	205	(204)	135
Cumulative effect of change in accounting principle	(63)	—	(62)	62	(63)

Net Income (Loss)	$72	$(1)	$143	$(142)	$72

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Balance Sheets (Unaudited)

for December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Asset
Cash and cash equivalents	$1,672	—	$1,215	—	$2,887
Accounts receivable, net	714	20	1,338	—	2,072
Billed portion of finance receivables, net	341	—	223	—	564
Finance receivables, net	392	—	2,696	—	3,088
Inventories	692	2	545	(8)	1,231
Other current assets	554	5	693	(66)	1,186

Total Current Assets	4,365	27	6,710	(74)	11,028

Finance receivables due after one year, net	712	—	4,641	—	5,353
Equipment on operating leases, net	200	—	265	(15)	450
Land, buildings and equipment, net	1,058	2	697	—	1,757
Investment in affiliates, at equity	32	41	555	—	628
Investment in and advances to consolidated subsidiaries	7,842	—	686	(8,528)	—
Intangible assets, net	360	—	—	—	360
Goodwill	491	296	777	—	1,564
Other long-term assets	1,412	2	2,903	1	4,318

Total Assets	$16,472	$368	$17,234	$(8,616)	$25,458

Liabilities and Equity
Short-term debt and current portion of long-term debt	1,880	—	2,497	—	4,377
Accounts payable	447	6	386	—	839
Other current liabilities	793	30	1,608	140	2,571

Total Current Liabilities	3,120	36	4,491	140	7,787

Long-term debt	4,791	—	5,003	—	9,794
Intercompany payables, net	3,304	(95)	(3,196)	(13)	—
Other long-term liabilities	2,856	—	839	7	3,702

Total Liabilities	14,071	(59)	7,137	134	21,283

Minorities’ interest in equity of subsidiaries	—	—	—	73	73
Company-obligated, mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debentures of the Company	—	—	1,701	—	1,701
Preferred stock	550	—	—	—	550
Deferred ESOP benefits	(42)	—	—	—	(42)
Common stock, including additional paid-in capital	2,739	420	7,207	(7,627)	2,739
Retained earnings	1,025	7	2,839	(2,846)	1,025
Accumulated other comprehensive loss	(1,871)	—	(1,650)	1,650	(1,871)

Total Liabilities and Equity	$16,472	$368	$17,234	$(8,616)	$25,458

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Cash Flows (Unaudited)

for the Nine Months Ended September 30, 2002

	Parent Company	Guarantors Subsidiaries	Non-Guarantor Subsidiaries	Total Company
Net cash provided by (used in) operating activities	$1,296	$4	$81	$1,381
Net cash (used in) provided by investing activities	(1,151)	(1)	1,234	82
Net cash (used in) provided by financing activities	(1,237)	(3)	(1,996)	(3,236)
Effect of exchange rate changes on cash and cash equivalents	—	—	64	64

Decrease in cash and cash equivalents	(1,092)	—	(617)	(1,709)
Cash and cash equivalents at beginning of period	2,414	—	1,576	3,990

Cash and cash equivalents at end of period	$1,322	—	$959	$2,281

Item 2

Xerox Corporation

Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Equipment sales	$948	$900	$2,869	$2,724
Post sale and other revenue	2,540	2,646	7,791	8,118
Finance income	244	247	749	761

Total Revenues	$3,732	$3,793	$11,409	$11,603

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,603	$1,593	$4,888	$4,838
Less: Supplies, paper and other sales	(655)	(693)	(2,019)	(2,114)

Equipment sales	$948	$900	$2,869	$2,724

Service, outsourcing and rentals	$1,885	$1,953	$5,772	$6,004
Add: Supplies, paper and other sales	655	693	2,019	2,114

Post sale and other revenue	$2,540	$2,646	$7,791	$8,118

Total third quarter 2003 revenues of $3.7 billion declined 2 percent from $3.8 billion in the 2002 third quarter including a 3-percentage point benefit from currency. Equipment sales grew 5 percent including a 3-percentage point benefit from currency. The remainder of the equipment sales growth was driven by the success of our office color multifunction and production color products, as well as growth in DMO. Post sale and other revenue declined 4 percent primarily due to declines in older technology light lens, DMO and the Small Office / Home Office (SOHO) business which we previously exited. These declines were partially offset by growth in our digital revenues and a 3-percentage point benefit from currency. Post sale and other revenue declines reflect the reduction in our equipment at customer locations and related page volume declines. Finance income declined 1 percent, including a 4-percentage point benefit from currency. The decline in finance income continues to reflect reduced equipment sales from prior quarters.

Total revenues of $11.4 billion declined 2 percent from $11.6 billion in the nine months ended September 30, 2002, including a 5-percentage point benefit from currency. Equipment sales increased 5 percent due to currency. Equipment sales have benefited from a significant improvement in DMO and the success of recent product launches. Post sale and other revenues declined 4 percent, including a 5-percentage point benefit from currency due primarily to declines in older technology light lens, DMO and SOHO.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in millions, except per share data)	2003	2002	2003	2002
Net income	$117	$99	$138	$72
Preferred stock dividends	(25)	(63)	(46)	(63)

Income available to common shareholders	$92	$36	$92	$9

Diluted earnings per share	$0.11	$0.04	$0.11	$0.01

The third quarter 2003 net income of $117 million or $0.11 per diluted share included an after-tax restructuring charge of $7 million ($11 million pre-tax). The third quarter 2002 net income of $99 million or $0.04 cents per diluted share, included after-tax restructuring charges of $49 million ($63 million pre-tax).

In the third quarter 2002, the Board of Directors declared dividends of $67 million ($63 million after tax) on the Company’s Preferred Stock held by its Employee Stock Ownership Plan (“ESOP”). These dividends, which had been suspended in the second quarter 2001, represented the cumulative unpaid dividends that were in arrears, as well as the third quarter 2002 dividend. During the suspension of these dividends, in order to meet ESOP debt service requirements, we recorded additional ESOP-related compensation expense for each period that the dividends were not declared. The third quarter 2002 declaration of dividends resulted in the reversal of previously recorded compensation expense and accordingly increased net income in the third quarter 2002 by $63 million. There was no corresponding earnings per share (“EPS”) improvement since the EPS calculation requires deduction of dividends declared from reported net income in arriving at income available to common shareholders.

Net income for the nine months ended September 30, 2003 was $138 million or $0.11 per diluted share compared with net income of $72 million or $0.01 per diluted share for the same period in the prior year. Net income for the nine months ended September 30, 2003 included a $183 million ($300 million pre-tax) charge related to the Berger v. Retirement Income Guarantee Plan Litigation, a $45 million after-tax ($73 million pre-tax) loss on the early extinguishment of debt related to the remaining unamortized fees associated with the terminated 2002 Credit Facility, after-tax restructuring charges of $35 million ($56 million pre-tax) and certain non-recurring income tax benefits of $23 million. Net income for the nine months ended September 30, 2002 included a goodwill impairment of $63 million associated with the adoption of SFAS No. 142, after-tax restructuring charges of $191 million ($262 million pre-tax), an after-tax charge of $44 million ($72 million pre-tax) for permanently impaired capitalized software, net after tax losses from currency exposures of $53 million ($69 million pre-tax).

Preferred stock dividends recorded in the third quarter 2003 consist of $10 million related to our ESOP preferred stock and $15 million related to the mandatory convertible preferred stock issued in June 2003. Preferred stock dividends recorded in the nine months ended September 30, 2003 consist of $30 million related to our ESOP preferred stock and $16 million related to the mandatory convertible preferred stock issued in June 2003. The prior year amount of $63 million relates solely to dividends on our ESOP preferred stock.

Operations Review

Revenues for the three and nine months ended September 30, 2003 and 2002 were as follows:

(in millions)	Production	Office	DMO	Other	Total
Three months ended September 30, 2003
Equipment sales	$251	$547	$108	$42	$948
Post sale and other revenue	716	1,142	293	389	2,540
Finance income	90	148	2	4	244

Total Revenue	$1,057	$1,837	$403	$435	$3,732

Memo - Color					$771

Three months ended September 30, 2002
Equipment sales	$233	$557	$81	$29	$900
Post sale and other revenue	735	1,136	328	447	2,646
Finance income	97	151	3	(4)	247

Total Revenue	$1,065	$1,844	$412	$472	$3,793

Memo - Color					$670

(in millions)	Production	Office	DMO	Other	Total
Nine months ended September 30, 2003
Equipment sales	$754	$1,698	$289	$128	$2,869
Post sale and other revenue	2,201	3,464	880	1,246	7,791
Finance income	283	447	7	12	749

Total Revenue	$3,238	$5,609	$1,182	$1,386	$11,409

Memo - Color					$2,297

Nine months ended September 30, 2002
Equipment sales	$723	$1,652	$222	$127	$2,724
Post sale and other revenue	2,236	3,440	1,089	1,353	8,118
Finance income	299	455	11	(4)	761

Total Revenue	$3,258	$5,547	$1,322	$1,476	$11,603

Memo - Color					$1,972

Equipment sales of $948 million in the third quarter 2003 increased 5 percent from $900 million in the third quarter 2002, reflecting significant improvement in sales within our developing markets operations segment, the success of numerous new products and a 3-percentage point benefit from currency. Color equipment sales continue to grow rapidly and now represent over 25 percent of total equipment sales.

Equipment sales of $2.9 billion in the nine months ended September 30, 2003 increased 5 percent from the comparable period reflecting benefits from currency. Approximately 50 percent of equipment sales revenue in the third quarter of 2003 and in the nine month period ended September 30, 2003 was generated from products launched in the previous two years.

Production: 2003 third quarter equipment sales grew 8 percent from the third quarter 2002 as installation growth, improved mix and a 5-percentage point currency benefit more than offset price declines of approximately 5 percent. Very strong color equipment sales growth reflected the combination of modest installation increases and favorable mix due to an increased proportion of DocuColor 6060 and DocuColor iGen3 sales, which were only partially offset by price declines. Production monochrome equipment sales declined modestly reflecting lower revenue in production publishing as strong installation growth was more than offset by unfavorable mix. These declines were only partially offset by digital light-production growth driven by the Xerox 1010 and 2101, our new digital light-production copier/printers.

Production equipment sales for the nine months ended September 30, 2003 of $754 million increased 4 percent from the comparable period as a 6-percentage point currency benefit and favorable mix more than offset price declines.

Office: 2003 third quarter equipment sales decreased 2 percent from the third quarter 2002, as price declines of approximately 10 percent and unfavorable mix offset strong installation growth and a 4-percentage point currency benefit. Equipment installation growth of approximately 20 percent reflects growth in both our monochrome and color products. Install growth in our monochrome multifunction/copier and color printing products was more than offset by lower price and mix. Increased installs include our CopyCentre, WorkCentre and WorkCentre Pro office products, which are intended to expand our market reach and include new entry-level configurations at more competitive prices. Growth in color multifunction primarily reflects the success of the DocuColor 3535 and WorkCentre Pro 32 and 40 multi-function color systems.

Office equipment sales for the nine months ended September 30, 2003 of $1.7 billion increased 3 percent from the comparable period as a 6-percentage point currency benefit and strong installation growth were only partially offset by price declines of approximately 10 percent and unfavorable mix.

DMO: Equipment sales in the third quarter 2003 grew 33 percent, or $27 million, from the 2002 third quarter reflecting volume growth of over 60 percent, partially offset by price declines and unfavorable mix. DMO equipment revenue for the nine months ended September 30, 2003 increased 30 percent from the comparable period reflecting trends consistent with the third quarter 2003.

Post sale and other revenues of $2.5 billion declined 4 percent from the third quarter 2002, including a 3-percentage point benefit from currency. These declines reflect lower equipment populations, as post sale revenue is largely a function of the equipment placed at customer locations and the volume of prints and copies that our customers make on that equipment as well as associated services. Third quarter 2003 supplies, paper and other sales of $655 million (included within post sale and other revenue) declined 5 percent from 2002 primarily due to declines in supplies from reduced usage in the lower installed base of equipment and our exit from the SOHO business in 2001. Service, outsourcing and rental revenue of $1.9 billion declined 3 percent from the 2002 third quarter as declines in outsourcing, rental and other, were only partially offset by growth in service revenue attributable to currency. For the nine-months ended September 30, 2003, total post sale and other revenue declined $327 million or 4 percent including a 4-percentage point benefit from currency. For the nine months ended September 30, 2003, supplies, paper and other sales of $2.0 billion (included within post sale and other revenue) declined from the comparable period in 2002 primarily due to declines in supplies, partially offset by growth in paper. Supplies declines reflected a lower installed base of equipment and reduced sales in the SOHO business, which we exited in 2001. Service, outsourcing and rental revenue of $5.8 billion declined 4 percent from the comparable period in 2002 as declines in rental, outsourcing and other were only partially offset by growth in service revenue due to favorable currency.

Production: 2003 third quarter post sale and other revenue of $735 million declined 3 percent as favorable currency of 4 percent and improved mix, driven largely by an increased volume of color pages, was more than offset by the impact of monochrome page volume declines, primarily in older technology light lens products. Production post sale and other revenue for the nine months ended September 30, 2003 of $2.2 billion decreased 2 percent from the comparable period as a 5-percentage point currency benefit and improved mix driven by an increased volume of color pages was more than offset by monochrome page volume declines, primarily in older technology light lens products.

Office: 2003 third quarter and nine month year-to-date post sale and other revenue grew 1 percent as strong digital page growth and favorable currency more than offset declines in older technology light lens products.

DMO: 2003 third quarter and nine month year-to-date post sale and other revenue declined 11 and 19 percent from the comparable periods, respectively, due largely to a lower equipment population at customer locations and page volume declines. These declines represent sequential improvements due to the stabilization of equipment populations in DMO, as evidenced by increasing equipment sales in recent quarters. We expect post sale declines will continue to moderate.

Other: Post sale and other revenue for the three and nine months ended September 30, 2003 declined 13 and 8 percent from the comparable periods, respectively, as declines in SOHO and XES more than offset the impact of favorable currency.

Segment Operating Profit

Production segment profit for the three and nine months ended September 30, 2003 of $53 million and $259 million decreased by $42 million and $8 million, respectively, from the comparable periods in 2002. 2003 segment operating margin for the three and nine months ended September 30, 2003 of 5.0 percent and 8.0 percent, respectively, declined by 3.9 percentage points and 0.2 percentage points, respectively, from the comparable periods in 2002. The declines in segment operating profit versus the comparable periods in 2002 reflect higher SAG expenses, partially offset by lower R&D spending.

Office segment profit for the three and nine months ended September 30, 2003 of $181 million and $496 million, respectively, increased by $27 million and $83 million, respectively, from the comparable periods in 2002. 2003 segment operating margins of 9.9 percent and 8.8 percent for the three and nine months ended September 30, 2003, respectively, improved by 1.5 percentage points and 1.4 percentage points from the comparable periods in 2002 reflecting improved gross margins driven primarily by improved manufacturing and service productivity as well as lower R&D and SAG expenses.

DMO segment profit for the three months ended September 30, 2003 of $24 million decreased by $4 million and the segment operating margin of 6.0 percent decreased by 0.8 percentage point from the comparable period in 2002. DMO segment profit for the nine months ended September 30, 2003 of $101 million increased by $57 million and the operating margin of 8.6 percent improved 5.3-percentage points from the comparable period in the prior year. The improvements reflect significantly lower SAG spending resulting from our cost saving initiatives, lower bad debts and gains on currency exposures compared to losses in 2002. These improvements were partially offset by lower gross profit as a result of declining post sale revenue.

Key Ratios and Expenses

As previously discussed, the third quarter 2002 declaration of preferred dividends resulted in the reversal of previously recorded compensation expense. The total 2002 pre-tax ESOP adjustment of $67 million was therefore allocated to the applicable income statement line items as discussed below.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	%	%	%	%
Gross Margin
Sales	34.5	36.1	36.2	36.8
Service, outsourcing and rentals	43.8	45.0	43.8	43.5
Finance income	63.5	56.7	63.4	60.6

Total	41.1	42.0	41.8	41.9

Third quarter 2003 total gross margin of 41.1 percent decreased 0.9 percentage points from the third quarter 2002. The absence of the $28 million ESOP adjustment represents 0.7 percentage points of the decline. In addition, beginning with the third quarter 2003, we completed the R&D phase of the DocuColor iGen3 development. Accordingly, ongoing engineering costs associated with its commercial production are included in cost of sales and represent 0.4 percentage points of the decline. In the third quarter 2003, improved manufacturing and service productivity essentially offset lower prices and approximately $20 million of higher pension and other employee benefit expenses. The third quarter 2003 sales margin decline of 1.6 percentage points from the third quarter 2002 included approximately 1 percentage point due to DocuColor iGen3 ongoing engineering costs and approximately 0.4 points due to the 2002 ESOP adjustment, partially offset by an adjustment of deferred inventory profit of .8 points. Service, outsourcing and rentals margin declined 1.2 percentage points from the third quarter 2002 with approximately 1 percentage point of the decline due to the 2002 ESOP adjustment, partially offset by an adjustment of deferred inventory profits of .8 points. Third quarter 2003 finance income gross margin of 63.5 percent is consistent with previous 2003 quarters and represents an improvement of 6.8 percentage points year-over-year, in line with declining interest costs specific to equipment financing. Total gross margin of 41.8 percent for the nine months ended September 30, 2003 was essentially unchanged year-over-year.

Research and development (R&D) expense for the three months ended September 30, 2003 of $207 million, or 5.5 percent of third quarter 2003 revenue, was $22 million less than the third quarter 2002, primarily related to the commercial launch of the DocuColor iGen3. This reduction more than offset higher pension and other employee benefit expenses and the absence of the third quarter 2002 $11 million ESOP adjustment. R&D expense of $668 million for the nine months ended September 30, 2003 declined $31 million, or 4 percent, compared to the comparable period as reduced DocuColor iGen3 spending more than offset increased pension and other employee benefit expenses. We continue to invest in technological development, particularly in color, and believe that 2003 R&D spending is at an adequate level to remain technologically competitive. Xerox R&D remains strategically coordinated with that of Fuji Xerox.

Selling, administrative and general (SAG) expenses of $1.0 billion in the 2003 third quarter increased by $5 million from the 2002 third quarter. The increase reflects the absence of the third quarter 2002 $28 million ESOP adjustment, an increase in pension and other employee benefit expenses of approximately $20 million and an adverse currency impact of $38 million, as offset by the benefits from increased productivity and lower bad debt expenses. Third quarter 2003 bad debt expense of $53 million decreased by $34 million due to improved receivables aging and historical write-off trends. SAG expense of $3.1 billion for the nine months ended September 30, 2003 decreased $165 million or 5 percent compared to the comparable period reflecting the benefit from previous restructuring actions, lower bad debt expense of $75 million and the absence of a capitalized software write-off and Winter Olympics advertising, partially offset by a $72 million increase in pension and other employee benefit expenses.

For the three and nine months ended September 30 2003, we recorded restructuring and asset impairment charges totaling $11 million and $56 million, respectively, primarily consisting of new severance actions and pension settlements related to previous employee restructuring actions. The remaining restructuring reserve balance at September 30, 2003 for all programs was $144 million. We expect additional provisions will be required in the fourth quarter 2003, as additional plans are finalized and committed to. The fourth quarter provision, which may approach $100 million cannot be determined until the plans are finalized.

Worldwide employment of 62,800 declined by 1,100 from the 2003 second quarter and by 5,000 since December 31, 2002, as a result of reductions attributable to our restructuring programs and other attrition.

In the nine months ended September 30, 2003, we recorded a $300 million provision for litigation relating to the Berger v. Retirement Income Guarantee Plan (RIGP) litigation. This case is discussed in more detail in Note 10 to the condensed consolidated financial statements.

For the nine months ended September 30, 2003, we recorded cumulative gains on affiliate’s sale of stock of $13 million in accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for sales of stock of a subsidiary,” reflecting our proportionate share of the increase in equity of ScanSoft Inc., an equity investment. The gain in the third quarter of $12 million resulted from ScanSoft’s issuance of stock in connection with its acquisition of Speechworks, Inc. ScanSoft is a developer of digital imaging software that enables users to leverage the power of their scanners, digital cameras and other electronic devices. Subsequent to the acquisition, we account for this investment using the cost method.

Other expenses, net for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Non-financing interest expense	$105	$92	$327	$250
Currency losses (gains), net	12	12	(8)	69
Amortization of intangible assets	9	9	27	28
Loss (gain) on sales of businesses and assets	4	(14)	15	(21)
Interest income	(17)	(21)	(39)	(64)
Loss on early extinguishment of debt	—	—	73	—
Legal and regulatory matters	6	20	3	30
All other, net	14	5	22	25

Total	$133	$103	$420	$317

Third quarter 2003 non-financing interest expense was $13 million higher than the 2002 third quarter, reflecting the increase of $14 million resulting from the adoption of SFAS No. 150 (refer to Note 2 to the condensed consolidated financial statements herein). Year-over-year interest expense reductions of $32 million due to lower average debt balances and lower variable interest rates were offset by unrealized mark-to-market losses of $10 million on interest rate swaps compared to gains of $21 million on those swaps in the third quarter 2002. Year-to-date 2003 non-financing interest expense of $327 million was $77 million higher than the comparable period in 2002 resulting from the higher variable interest rate associated with the 2002 Credit Facility prior to its repayment in June 2003, the related amortization of debt issuance costs and the $14 million increase associated with the adoption of SFAS 150 which more than offset the impact of lower average debt balances.

Currency gains for the nine months ended September 30, 2003 of $8 million were due largely to the strengthening of local currencies in developing markets where exposures have been hedged with purchased options, partially offset by the cost of hedging our foreign currency exposures. These gains compare to currency losses of $69 million for the nine months ended September 30, 2002. Currency losses of $40 million arose due to then unhedged exposures in developing markets and $17 million reflect the mark-to-market accounting of contracts hedging anticipated transactions, while the remainder relate to costs associated with hedging our foreign currency exposure. We could experience volatility in future periods equivalent to the reversal of current year gains. We continue to monitor our exposures and update our hedge positions on an ongoing basis.

The third quarter 2003 loss on sales of businesses and assets related to the disposal of fixed assets. The 2002 third quarter gain primarily related to the sale of our 22 percent investment in Katun Corporation, a supplier of after-market copier/printer parts and supplies. The loss on sales of businesses and assets for the nine months ended September 30, 2003 relates to the disposal of fixed assets and the sale of XES subsidiaries in France and Germany, partially offset by a gain on the sale of our investment in Xerox South Africa. The gain for the nine months ended September 30, 2002 related to the $19 million gain on the sale of Prudential Insurance Company common stock associated with the company’s demutualization and the sale of our investment in Katun Corporation, partially offset by a loss related to the sale of our Italian leasing subsidiary.

Lower average interest rates for the three and nine months ended September 30, 2003 resulted in a reduction in interest income as compared to the comparable periods in 2002.

The loss on early extinguishment of debt realized during the nine months ended September 30, 2003 reflects the write-off of the remaining unamortized fees associated with the 2002 Credit Facility, which was repaid in June 2003 upon completion of the 2003 Credit Facility.

All other, net for the three and nine months ended September 30, 2003 includes professional fees of $7 million and $9 million, respectively, related to our European vendor financing initiatives.

The following table summarizes our consolidated income taxes and the related effective tax rate for the three and nine months ended September 30, 2003 and 2002 ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Pre-tax income	$166	$176	$202	$276
Income taxes	47	77	47	118
Effective tax rate	28.3%	43.8%	23.3%	42.8%

The difference between the 2003 third quarter effective tax rate and the U.S. statutory tax rate primarily related to $10 million of favorable audit settlements in the U.S. and Europe realized in the third quarter of 2003. The difference between the year-to-date effective tax rate and the U.S. statutory tax rate primarily related to favorable audit settlements realized in the current quarter as well as $13 million of net tax benefits arising in foreign jurisdictions that we realized in the first quarter of 2003.

The difference between the 2002 third quarter and year-to-date effective tax rates and the U.S. statutory tax rate primarily related to additional tax expense recorded for the sale of our interest in Katun Corporation, the examination in India, as well as losses in certain jurisdictions where we are not providing tax benefits. Such expense is offset, in part, by certain benefits arising from tax law changes and the retroactive declaration of ESOP dividends.

Our effective tax rate will change based on discrete events (such as restructuring initiatives and audit settlements) as well as other factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We anticipate that our 2003 annual effective tax rate will approximate 35 percent.

Equity in net income of unconsolidated affiliates primarily consists of our 25 percent share of Fuji Xerox income. Refer to Note 12 to the condensed consolidated financial statements for summarized income statement data for Fuji Xerox.

Minorities’ interests in earnings of subsidiaries was $15 million and $17 million in the third quarters of 2003 and 2002, respectively. The 2003 amount consists primarily of the $13 million of distributions, net of tax, on our Capital Trust II company-obligated mandatorily redeemable preferred securities. The 2002 amount includes these distributions as well as $9 million (net of tax) associated with the securities that were reclassified upon adoption of SFAS 150. In addition, 2002 included an offsetting adjustment of $8 million associated with losses, which were allocable to our minority partners in certain DMO affiliates.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the nine months ended September 30, 2003 and 2002 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

(in millions)	2003	2002
Operating cash flows	$908	$1,381
Investing cash (usage) flows	(65)	82
Financing cash usage	(1,496)	(3,236)
Effect of exchange rate changes on cash	36	64

Decrease in cash and cash equivalents	(617)	(1,709)
Cash and cash equivalents at beginning of period	2,887	3,990

Cash and cash equivalents at end of period	$2,270	$2,281

Cash flows from operating activities for the nine months ended September 30, 2003 were $908 million and reflect pre-tax income of $202 million adjusted for the following non-cash items: depreciation and amortization of $566 million, the provision for litigation of $300 million, provisions for receivables and inventory of $253 million and the loss on early extinguishment of debt of $73 million. In addition, reductions in finance and accounts receivable of $545 million and $174 million, respectively, contributed positively to our cash flow. These cash flows were partially offset by $656 million of pension contributions (including $450 million in the U.S. and $132 million in the U.K.), $142 million of tax payments, $299 million of restructuring related cash payments and $107 million of on-lease equipment investment. The $473 million decline in operating cash flow for the nine months ended September 30, 2003 as compared to the comparable period in 2002 primarily reflects increased pension contributions of $527 million and an increase in inventories of $129 million related to our new products and $111 million lower net finance receivables collections. These increased uses of cash were partially offset by lower cash taxes paid of $246 million, primarily due to the absence of the 2002 tax payment related to our 2001 sale of half our interest in Fuji Xerox and improved accounts receivable collections of $185 million.

Cash flows from investing activities for the nine months ended September 30, 2003 and 2002 primarily consisted of capital and internal use software spending, changes in restricted cash balances related principally to our secured financing activity and proceeds from divestitures. The 2003 period includes proceeds from the sale of our investment in Xerox South Africa, certain small Latin American affiliates as well as XES France and XES Germany, while the 2002 period includes proceeds from the sale of our interest in Katun, our Italian leasing business, certain manufacturing locations to Flextronics and our investment in Prudential common stock.

Cash flows from financing activities for the nine months ended September 30, 2003 included net proceeds from secured borrowing activity with GE and other vendor financing partners of $32 million, net proceeds from the June 2003 convertible preferred stock offering of $889 million, net proceeds from the June 2003 common stock offering of $451 million and other net cash outflows related to debt of $2,850 million, which are detailed below:

$ In Millions
Payments
2002 Credit Facility	$(3,490)
Convertible Subordinated Debentures	(560)
All Other	(379)

$(4,429)

Borrowings, net of issuance costs
2010/2013 Senior Notes	$1,218
2003 Credit Facility	271
All Other	90

$1,579

Net Cash Outflow	$(2,850)

Financing activities for the comparable 2002 period consisted primarily of $3.5 billion of repayments under the 2002 Credit Facility and other scheduled payments of maturing debt of $1,259 million, partially offset by proceeds from our 9.75 percent Senior Notes offering of $746 million and net proceeds from secured borrowing activity with GE and other vendor financing partners of $775 million.

During the nine months ended September 30, 2003, we originated loans, secured by finance receivables, generating cash proceeds of $1,609 million. These loans, net of cash collections of $1,577 million, maintained the proportion of total finance receivables which are secured at 54 percent. As of September 30, 2003, debt secured by finance receivables represents approximately 35 percent of total debt. The following table compares finance receivables to financing-related debt as of September 30, 2003:

(in millions)	Finance Receivables	Debt (2)
Finance Receivables Encumbered by Loans(1) :
GE Loans—U.S. and Canada	$3,207	$2,845
Merrill Lynch Loan—France	507	446
GE Loans—Germany	112	112

Subtotal—SPEs	3,826	3,403
GE Loans—UK	666	541
Other Europe	143	138

Total—Finance Receivable Securitizations	$4,635	$4,082

Unencumbered Finance Receivables	3,951

Total Finance Receivables(3)	$8,586

(1)	Encumbered Finance receivables represent the net book value of finance receivables that secure each of the indicated loans.
(2)	Represents the debt secured by finance receivables, including transactions utilizing special purpose/variable interest entities.
(3)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of September 30, 2003.

Our debt maturities for the remainder of 2003 and 2004 by quarter, and 2005, 2006, 2007 by year and thereafter are as follows:

(in millions)	2003	2004	2005	2006	2007	Thereafter
First Quarter		$884
Second Quarter		974
Third Quarter		661
Fourth Quarter	$1,631	1,286

Full Year	$1,631	$3,805	$2,099	$337	$492	$3,450

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2003, 2004, 2005, 2006, 2007 and thereafter are as follows: $450 million, $1,722 million, $1,069 million, $300 million, $180 million, and $361 million respectively.

Liquidity, Financial Flexibility and Funding Plans:

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are parties and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services. As described in our 2002 consolidated financial statements, prior years’ operating and liquidity issues led to a series of credit rating downgrades, eventually to below investment grade. As a result, our access to capital and derivative markets was restricted.

Our current credit ratings are as follows:

	Senior Unsecured Debt	Outlook
Moody’s	B1	Negative
S&P (1)	B+	Negative
Fitch (2)	BB	Stable

(1)	S&P rating on Senior Secured Debt is BB-.
(2)	The Fitch rating was upgraded from BB- (with a negative outlook) on June 23, 2003.

2003 Credit Facility and 2010/2013 Senior Notes

On June 25, 2003, we completed a $3.6 billion recapitalization that included the offering and sale of 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock, 46 million shares of Common Stock, $700 million of 7 1/8% Senior Notes due 2010 and $550 million of 7 5/8% Senior Notes due 2013 and the closing of our new $1.0 billion credit agreement which matures on September 30, 2008 (the “2003 Credit Facility”). The 2003 Credit Facility (which was filed as an exhibit to our Current Report on Form 8-K dated June 25, 2003) consists of a $300 million term loan and a $700 million revolving credit facility (which includes a $200 million sub-facility for letters of credit). Terms of the 2003 Credit Facility and the 2010 and 2013 Senior Notes are included in Note 9 to the condensed consolidated financial statements.

At September 30, 2003, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility and the Senior Notes and expect to remain in full compliance for at least the next twelve months. Failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the Senior Notes could have a material adverse effect on our liquidity and operations.

Payment of Convertible Debt due 2018

In April 2003, $560 million of convertible debt due 2018 was put back to us in accordance with the terms of the debt and was paid in cash.

Vendor Financing

Our financing business, including our vendor financing outsourcing and securitization activities, is described in detail in our 2002 consolidated financial statements. During the nine months ended September 30, 2003, we completed the following significant vendor financing initiatives:

During the nine months ended September 30, 2003, we received $1.1 billion secured by our finance receivables in connection with our U.S. Vendor Financing Agreement with GECC and affiliates (“GE”). The agreement with GE was amended in March 2003 to allow for the inclusion of state and local governmental contracts in future securitizations. Total amounts outstanding under this Loan Agreement were $2.4 billion at September 30, 2003.

In July 2003 we replaced the 364-day warehouse financing facility in France, received from Merrill Lynch in December 2002, with a long-term public secured financing and established a new warehouse financing facility. This facility can provide funding of up to €350 million (U.S. $407 million), outstanding at anytime, for new lease originations and may be securitized through a similar public offering within two years. Total amounts outstanding under this agreement and the original financing facility were $47 million and $399 million, respectively, at September 30, 2003.

In August 2003, we announced a seven-year agreement in Canada, under which GE Vendor Financial Services Canada became our primary equipment-financing provider in Canada through monthly fundings of new lease origination’s. The new agreement calls for GE to initially provide funding on new lease origination’s, of up to Cdn $850 million (U.S. $629 million), with the ability to increase the funding to Cdn $2 billion (U.S. $1.5 billion) outstanding at any time, subject to agreement between the parties. Under this agreement, we expect GE to fund approximately 80 percent of new lease originations at over-collateralization rates which vary over time but are expected to approximate 13 percent of the net receivables balance. The monthly interest rates will be consistent with rates for similar market based transactions. Consistent with the loans already received from GE both in the U.S. and Canada, the funding received under this new agreement will be recorded as secured borrowings and the associated receivables will be included in our Consolidated Balance Sheet. During the third quarter, we received $104 in conjunction with this program. Total amounts outstanding under this agreement (including balances previously funded) were $432 million at September 30, 2003.

In September 2003, GE European Equipment Finance (EEF) and Xerox completed a four-year agreement for EEF to finance Xerox business in the United Kingdom through a £400 million (U.S. $665 million) revolving loan. This replaces the existing short-term facility which was scheduled to expire in June 2004. The agreement is renewable for an additional three years and the facility size may also be increased to £600 million (U.S. $998 million), subject to agreement between the parties. Total amounts outstanding under this agreement were $541 million at September 30, 2003.

Summary—Financial Flexibility and Liquidity:

With $2.3 billion of cash and cash equivalents on hand at September 30, 2003 and borrowing capacity under our 2003 Credit Facility of $700 million, less $78 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Special Purpose/Variable Interest Entities

From time to time, we have generated liquidity by selling or securitizing portions of our finance and accounts receivable portfolios. We have typically utilized special purpose/variable interest entities (“SPEs/VIEs”) in order to implement these transactions in a manner that isolates, for the benefit of the securitization investors, the securitized receivables from our other assets which would otherwise be available to our creditors. These transactions are typically credit-enhanced through over-collateralization. Such use of SPEs/VIEs is standard industry practice, is typically required by securitization investors and makes the securitizations easier to market. All our SPE/VIE transactions are accounted for as secured borrowings, with the debt and related assets remaining on our balance sheets. A detailed discussion of the terms of these transactions, including descriptions of our retained interests, is included in Note 5 to our 2002 consolidated financial statements.

Financial Risk Management

As a multinational company, we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. As a result of our improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy, described below, has substantially improved. Only certain of these hedging arrangements qualify for hedge accounting treatment under SFAS 133. Accordingly, our results of operations are exposed to volatility. The level of volatility will vary with the level of derivative hedges outstanding, as well as the currency and interest rate market movements in the period.

We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency swap agreements, cross currency interest rate swap agreements, forward exchange contracts, purchased foreign currency options and purchased interest rate collars, to manage interest rate and foreign currency exposures. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any change in their values is offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a very limited set of objectives.

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

Some of our derivative contracts and several other material contracts at September 30, 2003 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our consolidated balance sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Pages 58-59 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

Item 2 Changes in Securities

During the quarter ended September 30, 2003, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on July 1, 2003, Registrant issued 6,157 shares of Common Stock, par value $1 per share.

(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: A. A. Johnson, V. E. Jordan, Jr., Y. Kobayashi, H. Kopper, R. S. Larsen, N. J. Nicholas, Jr., J. E. Pepper and A.N. Reese.

(c)	The shares were issued at a deemed purchase price of $10.59 per share (aggregate price $65,125), based upon the market value on the date of issuance, in payment of the quarterly Directors’ fees pursuant to Registrant’s Restricted Stock Plan for Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

Exhibit 3(a)(3) Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Department of State of New York on June 2, 2003.

Incorporated by reference to Exhibit 4(a)(1)(iii) to Registrant’s Registration Statement No. 333-101164.

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

Exhibit 31 (a) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K dated July 23, 2003 (two filings) and September 15, 2003, reporting Item 5 “Other Events”; a Current Report on Form 8-K dated June 25, 2003 (filed July 3, 2003) reporting Item 7 “Financial Statements, Pro Forma Financial Information and Exhibits” ; and a Current Report on Form 8-K dated July 28, 2003 reporting Item 12 “Results of Operations and Financial Condition”; were filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION
(Registrant)

	By:	/S/ GARY R. KABURECK
Date: November 3, 2003		Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

Exhibit 3(a)(3) Certificate of Amendment of Certificate of Incorporation of Registrant filed with the Department of State of New York on June 2, 2003.

Incorporated by reference to Exhibit 4(a)(1)(iii) to Registrant’s Registration Statement  No. 333-101164.

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

Exhibit 31 (a) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.