Form 10-Q/A
period 2003-09-30
XEROX CORP
filed 2003-11-04
CIK 108772

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

The purpose of this Amendment No. 1 to Xerox Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is to correct typeset errors in the text of “Management’s Discussion and Analysis of Results of Operations and Financial Condition”. The financial data remains unchanged.

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

The third quarter 2003 net income of $117 million or $0.11 per diluted share included an after-tax restructuring charge of $7 million ($11 million pre-tax). The third quarter 2002 net income of $99 million or $0.04 per diluted share, included after-tax restructuring charges of $49 million ($63 million pre-tax).

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

Third quarter 2003 total gross margin of 41.1 percent decreased 0.9 percentage points from the third quarter 2002. The absence of the $28 million ESOP adjustment represents 0.7 percentage points of the decline. In addition, beginning with the third quarter 2003, we completed the R&D phase of the DocuColor iGen3 development. Accordingly, ongoing engineering costs associated with its commercial production are included in cost of sales and represent 0.4 percentage points of the decline. In the third quarter 2003, improved manufacturing and service productivity essentially offset lower prices and approximately $20 million of higher pension and other employee benefit expenses. The third quarter 2003 sales margin decline of 1.6 percentage points from the third quarter 2002 included approximately 1 percentage point due to DocuColor iGen3 ongoing engineering costs and approximately 0.4 points due to the 2002 ESOP adjustment, partially offset by an adjustment of deferred inventory profit of .8 points. Service, outsourcing and rentals margin declined 1.2 percentage points from the third quarter 2002 with approximately 1 percentage point of the decline due to the 2002 ESOP adjustment. Third quarter 2003 finance income gross margin of 63.5 percent is consistent with previous 2003 quarters and represents an improvement of 6.8 percentage points year-over-year, in line with declining interest costs specific to equipment financing. Total gross margin of 41.8 percent for the nine months ended September 30, 2003 was essentially unchanged year-over-year.

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

PART II—OTHER INFORMATION

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

Incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

Exhibit 3 (b) By-Laws of Registrant, as amended through September 1, 2002.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. (previously filed)

Exhibit 31 (a) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

XEROX CORPORATION
(Registrant)

	By:	/S/ GARY R. KABURECK
Date: November 4, 2003		Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

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

Incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated June 25, 2003 (filed June 27, 2003).

Exhibit 3 (b) By-Laws of Registrant, as amended through September 1, 2002.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. (previously filed)

Exhibit 31 (a) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31 (b) – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.