Form 10-K
period 2003-12-31
XEROX CORP
filed 2004-02-27
CIK 108772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Rule 12b-2)    Yes:  ☒    No:  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2003 was: $8,362,554,892.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2004
Common Stock, $1 par value	797,707,422 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Corporation 2003 Annual Report to Shareholders	I & II

Xerox Corporation Notice of 2004 Annual Meeting of Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

Forward Looking Statements

From time to time we and our representatives, may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and other public statements we make. Such factors include, but are not limited to, the following:

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

Expansion of Color—Increasing the proportion of pages which are printed in color and transitioning color pages currently produced on offset devices to Xerox technology represent key growth opportunities. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily, with high quality and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market, as well as the pace of color adoption by our existing and prospective customers. If we are unable to develop and market advanced and competitive color technologies, we may be unable to capture these opportunities and it could materially adversely affect our results of operations and financial condition.

New Products/Research and Development—The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new products or if our new products are not widely accepted, we could lose our customers and that could materially adversely affect our results of operations and financial condition.

Pricing—Our success depends on our ability to obtain adequate pricing for our products and services which provides a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our products and services may decline from previous levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our products and services, it could materially adversely affect our results of operations and financial condition.

Customer Financing Activities—The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. Our access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until our credit ratings have been restored to investment grade. We are currently funding much of our customer financing activity through third-party financing arrangements, including several with General Electric in various geographies, cash generated from operations, cash on hand, capital markets offerings and securitizations. There is no assurance that we will be able to continue to fund our customer financing activity at present levels. We continue to negotiate and implement third-party financing programs and actively pursue alternative forms of financing including securitizations and secured borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent upon maintaining our third party financing arrangements and, longer term, upon having our credit ratings restored to investment grade. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

Productivity—Our ability to sustain and improve profit margins is largely dependent on our ability to continue to improve the cost efficiency of our operations through such programs as Lean Six Sigma and, to a lesser extent, our ability to successfully complete information technology initiatives. If we are unable to achieve productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.

Outsourcing of Manufacturing Capacity—Since 2001, we have outsourced approximately 50 percent of our overall worldwide manufacturing operations to Flextronics, Inc. This includes the sale of some of our manufacturing facilities to Flextronics, which has significantly reduced our internal manufacturing capability. Flextronics manufactures and supplies equipment and components, including electronic components, for the Office segment of our business. We expect to increase our purchases from Flextronics commensurate with our future sales. To the extent that we rely on Flextronics and other third party manufacturing relationships, we face the risk that they may not be able to develop manufacturing methods appropriate for our products, they may not be able to quickly respond to changes in customer demand for our products, they may not be able to obtain supplies and materials necessary for the manufacturing process, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and the reliability of our products could decline. If any of these risks were to be realized, and assuming similar third-party manufacturing relationships could not be established, we could experience an interruption in supply or an increase in costs that might result in our being unable to meet customer demand for our products, damage to relationships with our customers, and a reduction in our market share, all of which could materially adversely affect our results of operations and financial condition.

International Operations—We derive approximately 45 percent of our revenue from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results from operations could be significantly affected by changes in foreign currency exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements and local tax issues. We generally hedge foreign currency denominated assets and liabilities, primarily through the use of currency derivative contracts. The use of these derivative contracts tends to mitigate volatility in our results of operations, but does not completely eliminate the volatility. We do not, however, hedge the translation effect of revenues denominated in currencies where the local currency is the functional currency.

Revenue Trends—Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of color and multifunction systems. We expect that revenue growth can be further enhanced through our consulting services in the areas of personalized and product life cycle communications, office and production services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct sales productivity and expand our indirect distribution channels in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase equipment placements, equipment utilization and color adoption. Equipment placements typically occur through leases with original terms of three to five years. There will be a lag between the increase in equipment placement and an increase in post sale revenues. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement toward distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to return to and maintain a consistent trend of revenue growth, it could materially adversely affect our results of operations and financial condition.

Restructuring Initiatives—Since early 2000, we have engaged in a series of restructuring programs related to downsizing our employee base, exiting certain businesses, outsourcing some internal functions and engaging in other actions designed to reduce our cost structure. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from the restructuring actions, it could materially adversely affect our results of operations and financial condition.

Debt—We have and will continue to have a substantial amount of debt and other obligations. As of December 31, 2003, we had $11.2 billion of total debt ($4.4 billion of which is secured by finance receivables) and $1.8 billion of liabilities to trusts issuing preferred securities. Cash and cash equivalents were $2.5 billion at December 31, 2003. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—The adequacy of our liquidity depends on our ability to successfully generate positive cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of our finance receivables portfolios. With $2.5 billion of cash and cash equivalents on hand at December 31, 2003 and borrowing capacity under our 2003 Credit Facility of $700 million, less $51 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain positive liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with GECC (effective through 2010) relating to our vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of December 31, 2003, $2.6 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At December 31, 2003, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Litigation—We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (ERISA), as discussed in Note 15 to the Consolidated Financial Statements incorporated by reference in this Annual Report on Form 10-K. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

PART I

Item 1. Business

Overview

References herein to “we,” “us” or “our” refer to Xerox Corporation and its subsidiaries unless the context specifically states or implies otherwise.

Xerox is a technology and services enterprise and a leader in the global document market. We develop, manufacture, market, service and finance a complete range of document equipment, software, solutions and services. We operate in over 130 countries worldwide, and distribute our products in the Western Hemisphere through divisions, wholly-owned subsidiaries and third-party distributors. In Europe, Africa, the Middle East, India and parts of Asia, we distribute our products through Xerox Limited and related companies (collectively “Xerox Limited”). We had approximately 61,100 employees at December 31, 2003.

The document industry is undergoing a fundamental transformation that includes the continuing transition from older light lens devices to digital technology, transition from black and white to color, management of publishing and printing jobs over the internet, use of variable data to create customized documents and an increase in mobile workers utilizing hand-held devices. Documents are increasingly created and stored in digital electronic form and the internet is increasing the amount of information that can be accessed in the form of electronic documents. We believe these trends play to the strengths of our product and service offerings and represent opportunities for future growth. Important areas for growth include color systems in both Office and Production environments, the replacement of multiple single-function office devices with multifunction systems, and the transition of low-end offset printing to digital technology.

We develop document technologies, systems, solutions and services intended to improve our customers’ work processes and business results. Our success rests on our ability to understand our customers’ needs and provide innovative document management solutions and services that deliver value to them. We deliver value to customers by leveraging our core competencies in technology, document knowledge, global sales and service, brand reputation and value added solutions across our three core markets, high-end production environments, small to large networked offices, and services led offerings for large enterprises.

We compete in both monochrome (i.e. black and white) and color segments by providing the industry’s broadest range of document products, solutions and services. Our products include printing and publishing systems, digital multifunction devices (which can print, copy, scan and fax), digital copiers, laser and solid ink printers, fax machines, document-management software, and supplies such as toner, paper and ink. We provide software and solutions that can help businesses easily print books or create personalized documents for their customers. In addition, we provide a range of comprehensive document management services, such as operating in-house production centers, developing online document repositories and analyzing how customers can most efficiently create and share documents in the office.

Our business model is based on increasing equipment sales in order to build the population of machines in the field (“MIF”) that will produce pages and therefore generate post sale and financing revenue streams. The majority of Xerox’s equipment is sold through sales type leases that are recorded as equipment sale revenue. Equipment sales represent approximately 25 percent of the Company’s total revenue. The post sale and financing revenue, which includes service and consumable supplies, is expected to approximate three times the equipment sale revenue over the life of the lease. Accordingly, equipment sale revenue is a key leading indicator of post sale and financing revenue trends as increased MIF should lead to increased pages and ultimately increased post sale revenue. The increasing mix of color pages is also of significant importance to post sale revenue as color pages currently generate five times the revenue and profit per page as compared to black and white.

Segment Information

Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. Operating segment financial information is presented in Note 8 to the Consolidated Financial Statements, which is incorporated herein by reference. We have a very broad and diverse base of customers, both geographically and demographically, ranging from small and middle market businesses to graphic arts shops, governmental entities, educational institutions and large (Fortune 1000) corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Production

We provide monochrome and color systems for three main customer environments: production publishing, transaction printing and enterprise-wide printing. We are the only manufacturer in the market that offers a complete family of monochrome production publishing systems from 65 to 180 impressions per minute. In addition, we continue to support analog devices currently installed at customer locations. We offer total document solutions and services that can scan, view, manage and produce documents, as well as a variety of pre-press and post-press options to fully meet customer demands.

Our goals in the Production segment in 2003 were to defend our monochrome population, be the leader in color, and build on the power of solutions and services. To reach our goals, we increased our presence in the digital light production market and implemented a strategy that we call the “New Business of Printing.” The “New Business of Printing” includes introducing innovative production systems and solutions to expand our leadership position and focus on the higher growth digital color opportunities. This “New Business of Printing” responds to increasing customer requirements for fast turnaround times, precise quantities, personalization and customization and is built on the solid foundation of the digital production print on demand market, which we created in 1990 with the introduction of our first DocuTech Production Publisher. We provide content creation and management, production and fulfillment solutions and services to improve our customers’ work processes and business results. Our digital technology enables personalization and printing on demand that can eliminate inventory and warehousing costs.

Our results in 2003 included expanded digital light production offerings with the introduction of the 2101 Digital Copier / Printer, an increased presence in the commercial print market space with increased services and solutions that add value for our customers and the full commercial launch of our DocuColor iGen3 Digital Production Press. We launched the DocuColor iGen3 in October 2002, installed more than 125 systems and now provide the product in 34 markets around the world. The DocuColor iGen3 utilizes next generation color technology which we expect will expand the digital color print on demand market, as its speed, image quality, personalization and cost advantages enable the device to capture valuable pages from the color offset printing market. Utilizing patented imaging technology which produces photographic quality output indistinguishable from offset print, this breakthrough technology can produce over 100 pages per minute at an operating cost of about 5 cents per page. This product is the result of a multi- year research and development (“R&D”) investment of approximately $1 billion. We expect 400-500 installations in 2004 and we further expect to realize significant revenue contributions from this product in 2004, 2005 and beyond. We also introduced the following products in 2003:

•	In April, we unveiled the Xerox FreeFlow Digital Workflow Collection, our umbrella workflow strategy which provides simple access to a comprehensive collection of Xerox and partner offerings that span all aspects of workflow from design to delivery. The strategy addresses the critical areas of digital workflow, the process by which print jobs make their way from submission through final production and invoicing, with a simplified set of workflow offerings. In addition to our current workflow offerings, Xerox is working with more than 100 industry leading companies, including Adobe, Creo, and EFI, on various workflow related initiatives.

•	In April, we also introduced the DocuPrint 850 and DocuPrint 425 continuous-feed digital printers that broaden our line of continuous-feed printers and print at speeds of 195 feet per minute. The DocuPrint 850, which is configured by pairing two DocuPrint 425s, enables duplex printing of as many as 850 duplex impressions per minute.

•	In August, we introduced the 2101 Digital Copier/Printer that delivers high reliability and advanced features. This light production copier/printer targets the fastest growing segment of the black-and-white print-on-demand market and offers more capabilities at no extra cost. The system prints or copies as many as 101 pages per minute and addresses the growing need for advanced finishing, printing, copying and network scanning.

•	In September, we launched the DocuColor 5252 Digital Production Press to strengthen the successful DocuColor 2000 family. The DocuColor 5252 replaces the DocuColor 2045, and, at 52 pages per minute, is 18 percent faster than its predecessor but offered at the same price.

In January 2004, we announced our next generation black-and-white production platform with the introduction of the DocuTech 100 and DocuTech 120 Copier/Printers. These systems define an entirely new “mid-production” product category as they offer more advanced and robust capabilities than light-production equipment while at a lower cost than full-production equipment. The DocuTech100 copies or prints at 100 pages per minute. The DocuTech 120 operates at 120 pages per minute, establishing a new speed benchmark for digital copiers.

Office

Our Office segment serves global, national and small to medium sized commercial customers as well as government, education and other public sector customers. Office systems and services, which encompass monochrome devices at speeds up to 90 pages per minute and color devices up to 40 pages per minute, include our family of CopyCentre, WorkCentre, and WorkCentre Pro digital multifunction systems; DocuColor printer/copiers, color laser, LED (light emitting diode), solid ink and monochrome laser desktop printers; digital copiers; light-lens copiers and facsimile products.

Our goals in the Office segment in 2003 were to continue to improve the competitiveness of our cost structure, increase our market coverage through indirect channel expansion, broaden our product offerings and capture growth opportunities in this market. Our strategy to capture growth remains centered around three key areas: color, digital multifunction devices and solutions. We plan to drive the market to color printing and copying by making color as easy, fast and affordable as traditional black and white. We continue to lead the transition from single-function machines to multifunction systems by ensuring that multifunction devices continue to be more cost-effective.

We provide further value to our customers by offering a range of solutions including the Office Document Assessment (“ODA”) in which we analyze a business’ workflow, document needs and then identify the most efficient, productive mix of office equipment and software for that business, thereby helping to reduce the customer’s document related costs.

Our 2003 results include a refreshed office product line with new and enhanced lower cost products offered with aggressive value pricing designed to reach both small and large customers. Additionally, we continued to expand our distribution channels by moving more of our sales from direct to lower cost indirect channels, such as Teleweb and resellers, thus improving efficiency and reducing costs. Our new products and product platforms announced in 2003 included the following:

•	In February, we announced the DocuColor 3535 Printer / Copier which prints and copies color or monochrome at speeds up to 35 ppm. This multifunction device utilizes Xerox-exclusive Emulsion Aggregate (EA) toner, a super smooth form of dry ink that is chemically grown into uniform particles. It results in exceptional image quality, high reliability and lower operating costs.

•	In April we announced a suite of 21 new and enhanced office products, including nine new digital copiers, basic multifunction products (MFPs) that print and copy, and advanced MFPs that print, copy, fax, scan, and e-mail. The new line includes black and white and color-enabled devices with speeds ranging from 16-90 pages per minute that are produced at significantly lower cost and offered at aggressive price levels. All Xerox digital copiers and office multifunction systems now belong to one of three families—CopyCentre, WorkCentre or WorkCentre Pro.

CopyCentre products are affordable choices for customers who want fast, reliable digital copiers. They are available in speeds ranging from 16 ppm to 90 ppm and can be upgraded to a multifunction system as customers’ needs change and grow.

WorkCentre products are cost effective basic multifunction devices providing copying and network printing options for scanning, faxing, and e-mailing. Speeds range from 16 ppm to 55 ppm. These products enable companies to consolidate equipment, save space and energy, and increase office productivity.

WorkCentre Pro MFPs copy and print at speeds from 16 ppm to 90 ppm in color and monochrome. They offer open architecture, advanced networking, and easy integration with solutions from third party providers.

The new WorkCentre Pro C32 and C40 color-capable systems provide the most cost effective color printing in the industry. Users pay only for color on pages produced in color; the rest are charged at standard black and white costs eliminating the penalty typically associated with using color products to make black and white pages.

Additionally, Xerox has worked with third-party partners to develop network scanning, faxing and accounting solutions. More than a dozen updated and new document management solutions were announced in April.

•	In September, we introduced the WorkCentre M24, a color-capable device that offers printing, copying, scanning, and faxing capabilities at a new low price for mid-range color.

•	In September, we enhanced our Phaser printer product line by bringing to market the Phaser 6250, a 26 ppm letter / A4 size color laser printer that is the world’s fastest desktop letter size printer. At the same time, we introduced the Phaser 3450, a 25ppm black and white printer and the WorkCentre PE16, our lowest priced color multifunction device.

In January 2004, we launched the Phaser 8400 Color Printer which delivers unmatched value and quality at a starting price of $999. The Phaser 8400 is based on a new solid ink technology platform and delivers 24 color and black-and-white pages per minute.

DMO

DMO includes marketing, direct sales, distributors and service operations for Xerox products, supplies and services in Latin America, the Middle East, India, Eurasia, Russia and Africa. Over 120 countries are included in DMO, with Brazil representing approximately 40 percent of total DMO revenues in 2003. In countries with developing economies, DMO manages the Xerox business through operating companies, subsidiaries, joint ventures, product distributors, affiliates, concessionaires, resellers and dealers. DMO operations are managed separately as a segment due to the political and economic volatility and unique nature of its markets. Our 2003 DMO goals included revenue stabilization and improvement, a continued focus on cost structure to improve margins, and increased profitability for growth.

Other

The Other segment primarily includes revenue from paper and other substrates, wide format systems, consulting services, and Small Office / Home Office (“SOHO”).

We sell cut-sheet paper to our customers for use in their document processing products. The market for cut-sheet paper is highly competitive and revenues are significantly affected by pricing. Our strategy is to charge a premium over mill wholesale prices, which is adequate to cover our costs and the value we add as a distributor. We also offer other document processing products, including devices designed to reproduce large engineering and architectural drawings up to three feet by four feet in size.

In line with our strategy to focus on our core business, we announced the disengagement from SOHO, our former consumer/personal inkjet printer business, in June 2001. We continue to sell consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. We expect that sales of these supplies will decline as the existing population of equipment is replaced.

Research and Development

Investment in R&D is critical to drive future growth, and we have directed our investments to the fastest growing segments of the market. Our goal is to continue to create innovative technologies that will expand current and future markets. Our R&D investments employ three key themes: 1) continue to reinvent our machines to deliver better quality, more functionality and improved productivity, 2) rethink how people work, including the use of variable information printing to customize documents and 3) redefine the document through new inventions such as SmartPaper a “paper-like” display media which enables signage to be instantly updated. Our research scientists regularly meet with customers and have dialogues with our business groups to ensure they understand customer requirements and develop products and solutions that can be commercialized.

In 2003, R&D expense was $868 million, compared with $917 million in 2002 and $997 million in 2001. 2003 R&D spending focused primarily on the development of high-end business applications to drive the “New Business of Printing,” on extending our color capabilities, and on lower cost platforms and customer productivity enablers to drive digitization of the office. The DocuColor iGen3, an advanced next-generation digital printing press launched in October 2002 that uses our patented imaging technology to produce photographic quality prints indistinguishable from offset, is an example of the type of breakthrough technologies we developed that we expect will drive future growth.

Our R&D is strategically coordinated with that of Fuji Xerox, which invested $724 million in R&D in 2003. To maximize the synergies of our relationship, Xerox R&D expenditures are focused primarily on the Production segment, while Fuji Xerox R&D expenditures are principally focused on the Office segment.

Patents, Trademarks and Licenses

We are a technology company. We were awarded over 625 U.S. patents in 2003, ranking us 27th on the list of companies that had been awarded the most U.S. patents during the year. With our research partner, Fuji Xerox, we were awarded close to 800 U.S. patents in 2003. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2003, we held approximately 8,200 U.S. patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

In the U.S., we own approximately 500 trademarks (registered or applied for). These trademarks have a perpetual life, subject to renewal every ten years. We vigorously enforce and protect our trademarks. We hold a perpetual trademark license for “DocuColor.”

In the U.S., we are party to approximately 220 agreements which involve U.S. patent licenses. We are the licensor in approximately 175 of those agreements. Most of the patent licenses expire concurrently with the expiration of the last patent identified in the license.

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

We are the leader, or among the leaders, in each of our principal business segments. Our key competitors include Canon, Ricoh, IKON, Hewlett Packard and in certain areas of the business, Pitney Bowes, Heidelberger Druckmaschinen Aktiengesellschaft, Nexpress, Oce, Konica-Minolta and Lexmark.

We believe that our brand recognition, reputation for quality, innovative technology, breadth of product offerings, customer relationships and large customer base are important competitive advantages. We, and our competitors, continue to develop and market new and innovative products at competitive prices and, at any given time, we may set new market standards for quality, speed and function.

Marketing and Distribution

We manage our business and report our financial results based on the principal business segments described above. The marketing and selling of our products and solutions, however, are organized according to geography and channel types. Our products and solutions are principally sold directly to customers by our worldwide sales force totaling approximately 9,000 employees and through a network of independent agents, dealers, value-added resellers and systems integrators. Increasingly, we are utilizing our direct sales force to address our customers’ more advanced technology, solutions and services requirements, while expanding our use of cost-effective indirect distribution channels (such as “Teleweb,” a combination of telephone and internet selling) for basic product offerings. In addition, new initiatives were implemented in 2003 to add channel capacity through direct-to-customer e-commerce and direct-to-customer selling using our direct sales force in select large accounts.

We market our Phaser line of color and monochrome laser-class and solid ink printers through office information technology industry resellers, who typically access our products through distributors. In 2003 we increased the product offerings available through a two-tiered distribution model, particularly in Europe. Through a multi-phased roll-out, we will continue to increase offerings through this lower cost distribution channel for our office portfolio.

We are increasing our use of partners to improve our market coverage. Through alliances with Premier Partners, Creo, and Fuji Ennovation, we expanded coverage to market our DocuColor 2000 series to commercial printers. Our strategic alliance with Electronic Data Systems (“EDS”) is designed to integrate EDS’ information technology (“IT”) services with our document management systems and services to provide customers with full IT infrastructure support.

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

Service

As of December 31, 2003, we had a worldwide service force of approximately 16,000 employees and a network of independent service agents. We are expanding our use of cost-effective remote service technology for basic product offerings while utilizing our direct service force to address customers’ more advanced technology requirements. We believe that our service force represents a significant competitive advantage in that the service force is continually trained on our products and their diagnostic equipment is state-of-the-art. Twenty-four-hours-a-day, seven-days-a-week service is available in major metropolitan areas around the world. As a result, we are able to provide a consistent and superior level of service worldwide.

Manufacturing Outsourcing

In the fourth quarter of 2001, we entered into purchase and supply agreements with Flextronics, a global electronics manufacturing services company, for the Office segment of our business. This represents approximately 50 percent of our overall worldwide manufacturing operations. Under these agreements, Flextronics purchased related inventory, property and equipment. Pursuant to the purchase agreement, we sold our operations in Toronto, Canada; Aguascalientes, Mexico; Penang, Malaysia, Venray; The Netherlands and Resende, Brazil to Flextronics in a series of transactions, which were completed in 2002. Approximately 4,100 Xerox employees in certain of these operations transferred to Flextronics.

The initial term of the Flextronics supply agreement is five years subject to our right to extend for two years. Thereafter, it will automatically be renewed for one-year periods, unless either party elects to terminate the agreement. We have agreed to purchase from Flextronics most of our requirements for certain products in specified product families. We also must purchase certain electronic components from Flextronics, so long as Flextronics meets certain pricing requirements. Flextronics must acquire inventory in anticipation of meeting our forecasted requirements and must maintain sufficient manufacturing capacity to satisfy such forecasted requirements. Under certain circumstances, we may become obligated to repurchase inventory that remains unused for more than 180 days, becomes obsolete or upon termination of the supply agreement. Our remaining manufacturing operations are primarily located in Rochester, New York for our high-end production products and consumables and Wilsonville, Oregon for consumable supplies and components for our Office printing products.

The foregoing summary of the supply agreement is not complete and is in all respects subject to the actual provisions of the supply agreement, which has been filed with the Securities and Exchange Commission.

International Operations

Our international operations represented approximately 45 percent of total revenues in 2003. Our largest interest outside the United States is Xerox Limited which operates predominately in Europe. Latin American operations are conducted through subsidiaries or distributors in over 38 countries. Fuji Xerox, an unconsolidated entity of which we own 25 percent, develops, manufactures and distributes document processing products in Japan, China, Hong Kong and other areas of the Pacific Rim, Australia and New Zealand.

Certain financial measures by geographical area for 2003, 2002 and 2001, included in Note 8 to the Consolidated Financial Statements in our 2003 Annual Report, are hereby incorporated by reference.

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

Item 2. Properties

We own several manufacturing, engineering and research facilities and lease additional facilities. The principal manufacturing and engineering facilities, located in California, New York, Oklahoma, Canada, UK, Ireland and The Netherlands, are used jointly by the Production and Office Segments, those in Oregon by the Office Segment, and those in Brazil and India by the DMO Segment. Our principal research facilities are located in California, New York, Canada, France and the U.K. The research activities in our principal research centers benefit all our operating segments.

As we implemented the Turnaround Program (discussed in Note 2 to the Consolidated Financial Statements in our Annual Report, incorporated by reference), several properties became surplus. The surplus properties have leases that we are obligated to maintain through required contractual periods. We have disposed or subleased certain of these properties and are aggressively pursuing the successful disposition and subleasing of all remaining surplus properties. At year-end 2003 there were approximately 40 surplus facilities.

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

Item 3. Legal Proceedings

The information set forth under Note 15 to the Consolidated Financial Statements, “Litigation, Regulatory Matters and Other Contingencies,” of the Xerox Corporation 2003 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2003 Annual Report to Shareholders is hereby incorporated by reference:

Caption
Stock Listed and Traded
Xerox Common Stock Prices and Dividends
Five Years in Review—Common Shareholders of Record at Year-End
Securities Authorized for Issuance Under Equity Compensation Plans

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2003, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act):

Xerox Common Stock

(a) Securities Sold: On October 1, 2003, Registrant issued 6,354 shares of Common Stock, par value $1 per share.

(b) No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: A.A. Johnson, V.E. Jordan, Jr., Y. Kobayashi, H. Kopper, R.S. Larsen, N.J. Nicholas, Jr., J.E. Pepper and A. N. Reese.

(c) The shares were issued at a deemed purchase price of $10.26 per share (aggregate price $65,125), based upon the market value on the date of issuance, in payment of the quarterly Directors’ fees pursuant to Registrant’s Restricted Stock Plan for Directors.

(d) Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2003, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2003 Annual Report to Shareholders, is incorporated by reference in this Form 10-K.

Revenues
Per-Share Data
Earnings (Loss)—Basic and Diluted
Common stock dividends
Total assets
Long-term debt
Liabilities to subsidiary trusts issuing preferred securities
Series B convertible preferred stock
Series C mandatory convertible preferred stock

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” of the Xerox Corporation 2003 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management,” in the Xerox Corporation 2003 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2003 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 8, the Xerox Corporation 2003 Annual Report is not to be deemed filed as part of this Form 10-K.

The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2003 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

The financial statement schedule required herein is filed as referenced in Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Xerox Corporation, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in Internal Controls

During our fourth fiscal quarter, there were no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement (“2004 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 20, 2004. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2003.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2004 Proxy Statement.

The information regarding audit committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1—Election of Directors” in our 2004 Proxy Statement.

The information regarding the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is incorporated herein by reference from the subsection entitled —“Corporate Governance” in the section entitled “Proposal 1—Election of Directors” in our 2004 Proxy Statement.

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

Name	Age	Present Position	Year Appointed to Present Position	Officer Since
Anne M. Mulcahy*	51	Chairman of the Board and Chief Executive Officer	2002	1992

Lawrence A. Zimmerman	61	Senior Vice President and Chief Financial Officer	2002	2002

Ursula M. Burns	45	Senior Vice President President, Business Group Operations	2002	1997

Thomas J. Dolan	59	Senior Vice President President, Xerox Global Services	2001	1997

James A. Firestone	49	Senior Vice President President, Corporate Operations Group	2001	1998

Hervé J. Gallaire	59	Senior Vice President President, Xerox Innovation Group and Chief Technology Officer	2001	1997

Gilbert J. Hatch	54	Senior Vice President President, Production Systems Group	2002	1997

Executive Officers of Xerox, Continued

Name	Age	Present Position	Year Appointed to Present Position	Officer Since
Michael C. MacDonald	50	Senior Vice President President, North American Solutions Group	2000	1997

Hector J. Motroni	60	Senior Vice President and Chief Staff Officer and Chief Ethics Officer	2003	1994

Jean-Noel Machon	51	Senior Vice President President, Developing Market Operations	2004	2000

Harry R. Beeth	58	Vice President and Controller	2002	2002

Christina E. Clayton	56	Vice President and General Counsel	2000	2000

J. Michael Farren	51	Vice President, External and Legal Affairs	2003	1994

Gary R. Kabureck	50	Vice President and Chief Accounting Officer	2003	2000

Rhonda L. Seegal	53	Vice President and Treasurer	2003	2003

Leslie F. Varon	47	Vice President Investor Relations and Corporate Secretary	2001	2001

Armando Zagalo de Lima	45	Vice President, President Xerox Europe	2004	2000

*	Member of Xerox Board of Directors

Each officer named above, with the exception of Lawrence A. Zimmerman, Harry R. Beeth and Rhonda L. Seegal, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 2002, Mr. Zimmerman had been with System Software Associates, Inc. where he was Executive Vice President and Chief Financial Officer from 1998–1999. Prior to that, he retired from International Business Machines Corporation (IBM), where he was Senior Finance Executive for IBM’s Server Division from 1996–1998, Vice President of Finance for Europe, Middle East and Africa Operations from 1994–1996 and IBM Corporate Controller from 1991–1994. He held various other positions at IBM from 1967–1991.

Prior to joining Xerox in 2002, Mr. Beeth had retired from IBM where he was Vice President, Finance for the Server division from 1998 until his retirement in 2000; Vice President, Finance, Microelectronics division from 1996-1998; Assistant Controller from 1994–1996; Group Director of Finance and Planning Operations for the North American sales organization from 1991–1994; and Vice President, Finance and Planning for the National Services organization from 1988–1990. He held various positions at IBM from 1967–1988.

Prior to joining Xerox in 2003, Ms. Seegal had been with Avaya Inc., where she was Vice President and Treasurer from 2000–2003. Prior to that, she was Deputy Treasurer at General Electric Company from 1996–2000.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Officer Compensation” in our 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the sections entitled “Ownership of Company Securities” and “Equity Compensation Plan Information” in our 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Transactions” in our 2004 Proxy Statement.

Item 14. Principal Auditor Fees and Services

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Proposal 2—Ratification of Election of Independent Auditors” in our 2004 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	(1)	Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

		Report of Independent Auditors

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003

		Consolidated Balance Sheets as of December 31, 2003 and 2002

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003

		Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2003

		Notes to Consolidated Financial Statements

		Financial Statement Schedule:

		II—Valuation and qualifying accounts

		All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

	(2)	Supplementary Data:

		Quarterly Results of Operations (unaudited)

		Five Years in Review

Financial statements of Fuji Xerox Co., Limited to be filed by June 30, 2004 (financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

	(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)	Current Reports on Form 8-K dated October 23, 2003 reporting Item 12 “Results of Operations and
Financial Condition” and November 14, 2003 reporting Item 5 “Other Events” were filed during the last
	quarter of the period covered by this Report.

(c)	The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in
	Registrant’s 2004 Proxy Statement are preceded by an asterisk (*).

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

February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 27, 2004

Signature	Title
Principal Executive Officer:

/s/ ANNE M. MULCAHY Anne M. Mulcahy	Chairman of the Board, Chief Executive Officer and Director

Principal Financial Officer:

/s/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Senior Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ GARY R. KABURECK Gary R. Kabureck	Vice President and Chief Accounting Officer

/s/ ANTONIA AX:SON JOHNSON Antonia Ax:son Johnson	Director

/s/ RICHARD J. HARRINGTON	Director

Richard J. Harrington

/s/ WILLIAM CURT HUNTER	Director

William Curt Hunter

/s/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director

/s/ YOTARO KOBAYASHI Yotaro Kobayashi	Director

/s/ HILMAR KOPPER Hilmar Kopper	Director

/s/ RALPH S. LARSEN Ralph S. Larsen	Director

/s/ N. J. NICHOLAS, JR. N. J. Nicholas, Jr.	Director

/s/ JOHN E. PEPPER John E. Pepper	Director

/s/ ANN N. REESE Ann N. Reese	Director

/s/ STEPHEN ROBERT Stephen Robert	Director

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors of Xerox Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 27, 2004, appearing in the 2003 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1, in 2003 the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” which changed certain consolidation policies. Additionally, as discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
January 27, 2004

SCHEDULE	II

Valuation and Qualifying Accounts

Year ended December 31, 2003, 2002 and 2001

(in millions)	Balance at Beginning of period	Additions charged to bad debt provision (1)	Additions charged to other income statement accounts(1)	Deductions and other, net of recoveries (2)	Balance at end of period
2003
Allowance for Losses on:
Accounts Receivable	$282	$99	$(27)	$(136)	$218
Finance Receivables	324	125	27	(161)	315

	$606	$224	$—	$(297)	$533

2002
Allowance for Losses on:
Accounts Receivable	$306	$187	$(3)	$(208)	$282
Finance Receivables	368	145	24	(213)	324

	$674	$332	$21	$(421)	$606

2001
Allowance for Losses on:
Accounts Receivable	$289	$154	$30	$(167)	$306
Finance Receivables	345	284	38	(299)	368

	$634	$438	$68	$(466)	$674

(1)	Bad debt provisions relate to estimated losses due to credit and similar uncollectibility issues. Other provisions relate to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)	Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

INDEX OF EXHIBITS

Document and Location

(3)(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003.

Incorporated by reference to Exhibit 4(a)(1) to Registrant’s Registration Statement No. 333-111623.

(b)	By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

(4)(a)(1)	Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-44597, 33-49177 and 33-54629.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

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

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

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

Incorporated by reference to Exhibit (c)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement No. 333-34333.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, the other issuers under the October 1997 Indenture, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the October 1997 Indenture.

Incorporated by reference to Exhibit 4(d)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(e)(1)	Indenture dated as of April 21, 1998, between Registrant and Bank One, as trustee, relating to $1,012,198,000 principal amount at maturity of Registrant’s Convertible Subordinated Debentures due 2018 (the “April 1998 Indenture”).

Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement No. 333-59355.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of July 26, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture (the “April 1998 Indenture Trustee Assignment”).

Incorporated by reference to Exhibit 4(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.

Incorporated by reference to Exhibit 4(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(f)	Indenture, dated as of July 1, 2001, between Xerox Equipment Lease Owner Trust 2001-1 (“Trust”) and U.S. Bank National Association, as trustee, relating to $513,000,000 Floating Rate Asset Backed Notes issued by the Trust.

Incorporated by reference to Exhibit 4(f) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(g)(1)	Indenture, dated as of November 27, 2001, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 7 1/2% Convertible Junior Subordinated Debentures Due 2021.

Incorporated by reference to Exhibit 4(g)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2)	Indenture, dated as of November 27, 2001, between Xerox Funding LLC II and Wells Fargo, as trustee, relating to Xerox Funding LLC II’s 7 1/2% Convertible Junior Subordinated Debentures Due 2021.

Incorporated by reference to Exhibit 4(g)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Amended and Restated Declaration of Trust of Xerox Capital Trust II, dated as of November 27, 2001, by Registrant, as sponsor, Wells Fargo, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein, relating to Xerox Capital Trust II’s 7 1/2% Convertible Trust Preferred Securities and 7 1/2% Convertible Common Securities.

Incorporated by reference to Exhibit 4(g)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Pledge Agreement, made as of November 27, 2001, by Xerox Funding LLC II in favor of Wells Fargo, as trustee and for the holders of Xerox Funding LLC II’s 7 1/2% Convertible Junior Subordinated Debentures Due 2021.

Incorporated by reference to Exhibit 4(g)(4) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(h)(1)	Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9 3/4% Senior Notes due 2009 (Denominated in U.S. Dollars) (the “January 17, 2002 U.S. Dollar Indenture”).

Incorporated by reference to Exhibit 4(h)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2)	Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9 3/4% Senior Notes due 2009 (Denominated in Euros) (the “January 17, 2002 Euro Indenture”).

Incorporated by reference to Exhibit 4(h)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s $600,000,000 9 3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s (euro) 225,000,000 9 3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(4) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(5)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit (4)(h)(5) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(6)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit (4)(h)(6) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(7)	Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit 4 (h)(7) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit 4 (h)(8) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Third Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit 4.11 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(10)	Third Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Euro Indenture.

Incorporated by reference to Exhibit 4.12 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(i)	Indenture dated as of October 2, 1995, between Xerox Credit Corporation (“XCC”) and State Street Bank and Trust Company (“State Street”), as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC’s Board of Directors or Executive Committee of the Board of Directors.

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement Nos. 33-61481 and 333-29677.

(j)	Rights Agreement dated as of April 7, 1997 between Registrant and The First National Bank of Boston, as Rights Agent.

Incorporated by reference to Exhibit 4.10 to Registrant’s Current Report on Form 8-K dated April 7, 1997.

(k)(1)	Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(2)	First Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(l)(1)	Credit Agreement, dated as of June 19, 2003, among Registrant and Overseas Borrowers, as Borrowers, various Lenders, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and LC Issuing Bank, Deutsche Bank Securities Inc., as Syndication Agent, and Citicorp North America, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Documentation Agents (the “Credit Agreement”).

Incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(2)	Guarantee and Security Agreement dated as of June 25, 2003 among Registrant, the Subsidiary Guarantors and JPMorgan Chase Bank., as Collateral Agent, relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(3)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 25, 2003 between Xerox Corporation and JPMorgan Chase Bank, as Collateral Agent, encumbering one property located in the State of Oklahoma and relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(4)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 25, 2003 between Xerox Corporation and JPMorgan Chase Bank, as Collateral Agent, encumbering three properties located in the State of New York and relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.9 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(5)	Line of Credit Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 25, 2003 between Xerox Corporation and JPMorgan Chase Bank, as Collateral Agent, encumbering one property located in the State of Oregon and relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.10 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(m)	Master Demand Note dated December 10, 2003 between Registrant and Xerox Credit Corporation.

(n)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2004 Proxy Statement are preceded by an asterisk (*).

*(a)	Registrant’s Form of Salary Continuance Agreement.

Incorporated by reference to Exhibit 10(a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

*(b)	Registrant’s 1991 Long-Term Incentive Plan, as amended through October 9, 2000.

(c)	Registrant’s 1996 Non-Employee Director Stock Option Plan, as amended through May 20, 1999.

Incorporated by reference to Registrant’s Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

*(d)	Description of Registrant’s Annual Performance Incentive Plan.

*(e)	1997 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(e) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(f)	1997 Restatement of Registrant’s Unfunded Supplemental Retirement Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(g)	Executive Performance Incentive Plan.

Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors.

Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

*(i)	Form of severance agreement entered into with various executive officers, effective October 15, 2000.

Incorporated by reference to Exhibit 10(i)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(j)	Registrant’s Contributory Life Insurance Program, as amended as of January 1, 1999.

Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(k)	Registrant’s Deferred Compensation Plan for Directors, 1997 Amendment and Restatement, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(l)	Registrant’s Deferred Compensation Plan for Executives, 1997 Amendment and Restatement, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(l) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(m)	Letter Agreement dated June 4, 1997 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(n) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997.

*(n)	Registrant’s 1998 Employee Stock Option Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(o)	Registrant’s CEO Challenge Bonus Program.

Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(p)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(p) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

(q)	Letter Agreement dated December 4, 2000 between Registrant and William F. Buehler, Vice Chairman of Registrant.

Incorporated by reference to Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(r)(1)	Separation Agreement dated October 3, 2001 between Registrant and Barry D. Romeril, Vice Chairman and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(r)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2)	Form of Release between Registrant and Barry D. Romeril, Vice Chairman and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(r)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

*(s)	Letter Agreement dated July 23, 2002 between Registrant and Carlos Pascual, Executive Vice President of Registrant.

Incorporated by reference to Exhibit 10(s) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(t)(1)	Master Supply Agreement, dated as of November 30, 2001, between Registrant and Flextronics International Ltd. **

Incorporated by reference to Exhibit 10(t)(1) to Registrant’s Current Report on Form 8-K dated June 2, 2003.

(2)	Amended and Restated Letter Agreement dated as of November 30, 2001 between Registrant and Flextronics International Ltd. regarding collateral matters relating to the relationship between Registrant and Flextronics.**

Incorporated by reference to Exhibit 10(t)(2) to Registrant’s Current Report on Form 8-K dated June 2, 2003.

*(u)	Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(u) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(v)	Amended and Restated Loan Agreement dated as of October 21, 2002 between Xerox Lease Funding LLC and General Electric Capital Corporation.

Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*(w)	Form of Cash Retention Agreement entered into with various executive officers during 2003.

(12)	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(13)	Registrant’s 2003 Annual Report to Shareholders.

(21)	Subsidiaries of Registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(31) (a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32)	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

**	Pursuant to the Freedom of Information Act, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.