Form 10-Q
period 2004-03-31
XEROX CORP
filed 2004-05-03
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, $1 par value	800,243,964 shares

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

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to, the following:

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

International Operations—We derive approximately 45 percent of our revenue from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results from operations could be significantly affected by changes in foreign currency exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements and local tax issues. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of these derivative contracts tends to mitigate volatility in our results of operations, but does not completely eliminate the volatility. We do not, however, hedge the translation effect of revenues denominated in currencies where the local currency is the functional currency.

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

Debt—We have and will continue to have a substantial amount of debt and other obligations. As of March 31, 2004, we had $10.6 billion of total debt ($4.3 billion of which is secured by finance receivables) and $1.8 billion of liabilities to trusts issuing preferred securities. Cash and cash equivalents were $2.3 billion at March 31, 2004. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—Our liquidity is a function of our ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of our finance receivables portfolios. With $2.3 billion of cash and cash equivalents on hand at March 31, 2004 and borrowing capacity under our 2003 Credit Facility of $700 million, less $33 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of March 31, 2004, $2.4 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At March 31, 2004, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Litigation—We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being a defendant in numerous litigation and regulatory matters involving securities law, patent law, environmental law, employment law and the Employee Retirement Income Security Act (ERISA), as discussed in Note 10 to the Condensed Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Xerox Corporation

Form 10-Q

March 31, 2004

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1

Xerox Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In millions, except per-share data)	2004	2003
Revenues
Sales	$1,681	$1,589
Service, outsourcing and rentals	1,908	1,917
Finance income	238	251

Total Revenues	3,827	3,757

Costs and Expenses
Cost of sales	1,112	1,001
Cost of service, outsourcing and rentals	1,102	1,089
Equipment financing interest	89	92
Research and development expenses	193	236
Selling, administrative and general expenses	1,036	1,020
Restructuring and asset impairment charges	6	8
Provision for litigation	—	300
Other expenses, net	87	157

Total Costs and Expenses	3,625	3,903

Income (Loss) from Continuing Operations before Income Taxes and Equity Income	202	(146)
Income taxes (benefits)	67	(67)
Equity in net income of unconsolidated affiliates	30	14

Income (Loss) from Continuing Operations	165	(65)
Gain on sale of ContentGuard, net of income taxes of $26	83	—

Net Income (Loss)	$248	$(65)
Less: Preferred stock dividends, net	(24)	(10)

Income (Loss) Available to Common Shareholders	$224	$(75)

Basic Earnings (Loss) per Share
Earnings (Loss) from Continuing Operations	$0.18	$(0.10)
Net Earnings (Loss) per Share	$0.28	$(0.10)

Diluted Earnings (Loss) per Share
Earnings (Loss) from Continuing Operations	$0.17	$(0.10)
Net Earnings (Loss) per Share	$0.25	$(0.10)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data in thousands)	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$2,298	$2,477
Accounts receivable, net	2,114	2,159
Billed portion of finance receivables, net	435	461
Finance receivables, net	2,873	2,981
Inventories	1,199	1,152
Other current assets	1,199	1,105

Total Current Assets	10,118	10,335
Finance receivables due after one year, net	5,119	5,371
Equipment on operating leases, net	347	364
Land, buildings and equipment, net	1,776	1,827
Investments in affiliates, at equity	720	644
Intangible assets, net	316	325
Goodwill	1,763	1,722
Deferred tax assets, long-term	1,495	1,526
Other long-term assets	2,381	2,477

Total Assets	$24,035	$24,591

Liabilities and Equity
Short-term debt and current portion of long-term debt	$3,852	$4,236
Accounts payable	957	1,010
Accrued compensation and benefits costs	632	532
Unearned income	227	251
Other current liabilities	1,360	1,540

Total Current Liabilities	7,028	7,569
Long-term debt	6,764	6,930
Pension and other benefit liabilities	979	1,058
Post-retirement medical benefits	1,272	1,268
Liabilities to subsidiary trusts issuing preferred securities	1,783	1,809
Other long-term liabilities	1,250	1,278

Total Liabilities	19,076	19,912

Series B convertible preferred stock	489	499
Series C mandatory convertible preferred stock	889	889
Common stock, including additional paid in capital	3,290	3,239
Retained earnings	1,539	1,315
Accumulated other comprehensive loss	(1,248)	(1,263)

Total Liabilities and Equity	$24,035	$24,591

Shares of common stock issued and outstanding	800,244	793,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$248	$(65)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Gain on sale of ContentGuard, net of tax	(83)	—
Provision for litigation	—	300
Depreciation and amortization	175	199
Provisions for receivables and inventory	51	75
Net (gain) loss on sales of businesses and assets	(10)	2
Undistributed equity in net income of unconsolidated affiliates	(23)	(13)
Restructuring and other charges	6	8
Cash payments for restructurings	(60)	(180)
Contributions to pension benefit plans	(17)	(20)
Early termination of derivative contracts	60	—
Increase in inventories	(73)	—
Increase in on-lease equipment	(40)	(36)
Decrease in finance receivables	178	183
Decrease (increase) in accounts receivable and billed portion of finance receivables	39	(25)
Decrease in accounts payable and accrued compensation	(83)	(157)
Net change in income tax assets and liabilities	20	(91)
Decrease in other current and long-term liabilities	(85)	(4)
Other, net	(60)	(17)

Net cash provided by operating activities	243	159

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(48)	(35)
Proceeds from sales of land, buildings and equipment	32	1
Cost of additions to internal use software	(8)	(10)
Proceeds from divestitures, net	67	3
Net change in escrow and other restricted investments	33	(53)

Net cash provided by (used in) investing activities	76	(94)

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	504	813
Debt payments on secured financings	(573)	(459)
Net cash payments on debt	(409)	(258)
Dividends on preferred stock	(25)	(11)
Proceeds from issuances of common stock	29	3

Net cash (used in) provided by financing activities	(474)	88

Effect of exchange rate changes on cash and cash equivalents	(24)	(5)

(Decrease) increase in cash and cash equivalents	(179)	148
Cash and cash equivalents at beginning of period	2,477	2,887

Cash and cash equivalents at end of period	$2,298	$3,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements

($ in millions except per share data and where otherwise noted)

1. Basis of Presentation:

References herein to “we,” “us” or “our” refer to Xerox Corporation and its consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2003 Annual Report to Shareholders, which is incorporated by reference in our 2003 Annual Report on Form 10-K (“2003 Form 10-K”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements included in the 2003 Form 10-K.

In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

For convenience and ease of reference, we refer to the financial statement caption “Income (Loss) from Continuing Operations before Income Taxes and Equity Income as “pre-tax income (loss).”

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

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

With $2.3 billion of cash and cash equivalents on hand at March 31, 2004 and borrowing capacity under our 2003 Credit Facility of $700, less $33 utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants, financial maintenance covenants and other limitations. The indentures governing our outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of March 31, 2004, $2.4 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At March 31, 2004, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and we expect to remain in full compliance for at least the next

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us and assuming a similar facility was not established, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

2. Stock-Based Compensation:

We do not recognize compensation expense relating to employee stock options because the exercise price is equal to the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income (loss) and income (loss) per share for the three months ended March 31, 2004 and 2003 would have been as follows:

	2004	2003
Net income (loss)—as reported	$248	$(65)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(13)	(18)

Net income (loss)—pro forma	$235	$(83)

Basic EPS—as reported	$0.28	$(0.10)
Basic EPS—pro forma	0.26	(0.12)
Diluted EPS—as reported	$0.25	$(0.10)
Diluted EPS—pro forma	0.24	(0.12)

The pro forma periodic compensation expense amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense ratably over the vesting period, and additional options may be granted in future years.

3. Divestitures and Other:

In the first quarter 2004, we sold all but 2 percent of our 75 percent ownership interest in ContentGuard Inc, (“ContentGuard”) to Microsoft Corporation and Time Warner Inc for $66 cash. The sale resulted in an after-tax gain of approximately $83 ($109 pre-tax) and reflects our recognition of cumulative operating losses. The gain on the sale has been presented within the statement of income considering the reporting requirements related to discontinued operations pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long Assets.” The revenues, operating results and net assets of ContentGuard were immaterial for all periods presented. ContentGuard, which was originally created out of research developed at the Xerox Palo Alto Research Center (PARC), licenses intellectual property and technologies related to digital rights management.

In May 2002, we transferred part of our financing operations in Germany to a GE entity in order to finance certain prospective leasing business. In conjunction with this transaction, we received loans from GE secured by existing finance receivables that were transferred to this GE entity. At December 31, 2003, we consolidated this entity because we retained substantive rights related to the transferred finance receivables and were therefore deemed to be the primary beneficiary. At March 31, 2004, the entity has been deconsolidated because we are no longer deemed to be the primary beneficiary as these transferred finance receivables have been reduced to a level

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

whereby we no longer retain significant risks relative to the total assets of the entity. Further, we are not providing loss protection on the new leasing business. The deconsolidation of the entity has reduced our assets by $114 and our debt and related securities by $84 as compared to December 31, 2003.

4. Restructuring Programs:

The restructuring and asset impairment charges in the Condensed Consolidated Statements of Income totaled $6 and $8 for the three months ended March 31, 2004 and 2003, respectively. Detailed information related to restructuring program activity during the three months ended March 31, 2004 is outlined below.

Restructuring Activity	Fourth Quarter 2002/2003 Program	Turnaround Program	TOTAL
Ending Balance December 31, 2003	$179	$42	$221
Provision	10	1	11
Reversals of prior accruals	(4)	(1)	(5)
Charges against reserve and currency	(62)	(5)	(67)

Ending Balance March 31, 2004	$123	$37	$160

Reconciliation to Statements of Income

	Three Months Ended March 31,
	2004	2003
Restructuring provision	$11	$20
Restructuring reversal	(5)	(12)

Restructuring and asset impairment charges	$6	$8

Reconciliation to Statements of Cash Flows

	Three Months Ended March 31,
	2004	2003
Charges to reserve, all programs	$(67)	$(202)
Pension curtailment, special termination benefits and settlements	6	13
Effects of foreign currency and other non-cash	1	9

Cash payments for restructurings	$(60)	$(180)

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

The following tables summarize the total amount of costs expected to be incurred in connection with the Fourth Quarter 2002 and 2003 restructuring programs and the cumulative amount incurred as of March 31, 2004:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2003	Net amount incurred for the quarter ended March 31, 2004	Cumulative amount incurred as of March 31, 2004	Total expected to be incurred *
Production	$228	$2	$230	$237
Office	168	4	172	177
DMO	67	(1)	66	66
Other	116	1	117	122

Total Provisions	$579	$6	$585	$602

*	The total amount of $602 represents the cumulative amount incurred through March 31, 2004 plus additional expected restructuring charges of $17 related to initiatives identified to date but not yet recognized in the Condensed Consolidated Financial Statements. The expected restructuring provisions primarily relate to additional pension settlement costs.

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2003	Amount incurred for the quarter ended March 31, 2004	Cumulative amount incurred as of March 31, 2004	Total expected to be incurred *
Severance and related costs	$483	$5	$488	$501
Lease cancellation and other costs	51	1	52	56
Asset impairments	45	—	45	45

Total Provisions	$579	$6	$585	$602

5. Inventories:

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Finished goods	$898	$911
Work in process	79	74
Raw materials	222	167

Total Inventories	$1,199	$1,152

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

6. Common Shareholders’ Equity:

Common shareholders’ equity consisted of:

	March 31, 2004	December 31, 2003
Common stock	$802	$794
Additional paid-in-capital	2,488	2,445
Retained earnings	1,539	1,315
Accumulated other comprehensive loss (1)	(1,248)	(1,263)

Total	$3,581	$3,291

(1)	Accumulated other comprehensive loss at March 31, 2004 was comprised of cumulative translation adjustments of $(993), a minimum pension liability of $(273) and unrealized gains on marketable securities of $18.

Comprehensive income (loss) consists of:

	Three Months Ended March 31,
	2004	2003
Net Income (Loss)	$248	$(65)
Translation adjustments	(16)	19
Unrealized gains on marketable securities	1	—
Adjustment for minimum pension liability (1)	31	(85)
Cash flow hedge adjustments	(1)	1

Comprehensive income (loss)	$263	$(130)

(1)	The change of $31 in the minimum pension liability since December 31, 2003 relates to our portion of a minimum pension liability reduction recorded by Fuji Xerox during the period.

7. Interest Expense and Income:

Interest expense and interest income consisted of:

	Three Months Ended March 31,
	2004	2003
Interest expense (1)	$184	$238
Interest income (2)	253	261

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

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

8. Segment Reporting:

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. In 2004, we reclassified the operations of our Central and Eastern European entities to DMO to align our segment reporting with how we manage our business. Operating profit was reclassified for this change, as well as for certain other expense allocations. The following tables illustrate the impact of these changes on segment revenue and operating profit for 2003:

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Revenue
Production	(8)	(9)	(10)	(13)	(40)
Office	(14)	(15)	(14)	(18)	(61)
DMO	32	35	34	46	147
Other	(10)	(11)	(10)	(15)	(46)

Total	—	—	—	—	—

Operating Profit
Production	(2)	(1)	(15)	(3)	(21)
Office	1	(2)	(5)	(5)	(11)
DMO	4	4	4	9	21
Other	(3)	(1)	16	(1)	11

Total	—	—	—	—	—

The Production segment includes black and white products which operate at speeds over 90 pages per minute and color products which operate at speeds over 40 pages per minute. Products include the DocuTech, DocuPrint, Xerox 2101 and DocuColor families, as well as older technology light-lens products. These products are sold, predominantly through direct sales channels in North America and Europe, to Fortune 1000, graphic arts, government, education and other public sector customers.

The Office segment includes black and white products which operate at speeds up to 90 pages per minute and color devices up to 40 pages per minute. Products include our new suite of CopyCentre, WorkCentre, and WorkCentre Pro digital multifunction systems, DocuColor color multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers and facsimile products. These products are sold through direct and indirect sales channels in North America and Europe to global, national and mid-size commercial customers as well as government, education and other public sector customers.

The DMO segment includes our operations in Latin America, Central and Eastern Europe, the Middle East, India, Eurasia, Russia and Africa. This segment includes sales of products that are typical to the aforementioned segments, however, management serves and evaluates these markets on an aggregate geographic basis, rather than on a product basis.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

The segment classified as Other, includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Group (predominantly paper), Small Office/ Home Office (“SOHO”), Wide Format Systems, Xerox Technology Enterprises and consulting services, royalty and license revenues. Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the Production, Office and DMO segments including non-financing interest and other corporate costs.

Operating segment revenues and profitability for the three months ended March 31, 2004 and 2003 were as follows:

	Production	Office	DMO	Other	Total
2004
Total segment revenues	$1,094	$1,857	$420	$456	$3,827

Segment profit (loss)	$78	$161	$22	$(23)	$238

2003
Total segment revenues	$1,056	$1,820	$395	$486	$3,757

Segment profit (loss)	$90	$157	$33	$(104)	$176

The following is a reconciliation to pre-tax income (loss):

	Three months ended March 31,
	2004	2003
Total segment profit	$238	$176
Reconciling items:
Restructuring and asset impairment charges	(6)	(8)
Provision for litigation	—	(300)
Allocated item:
Equity in net income of unconsolidated affiliates	(30)	(14)

Pre-tax income (loss)	$202	$(146)

9. Investment in Fuji Xerox:

Our equity in net income of our unconsolidated affiliates for the three months ended March 31, 2004 and 2003, was as follows:

	Three Months Ended March 31,
	2004	2003
Fuji Xerox	$26	$7
Other investments	4	7

Total	$30	$14

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed financial data of Fuji Xerox for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004	2003
Summary of Operations
Revenues	$2,583	$2,117
Cost and Expenses	2,403	2,032

Income before income taxes	180	85
Income taxes	75	61
Minorities’ interests	5	10

Net income	$100	$14

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.

10. Contingencies:

Guarantees, Indemnifications and Warranty Liabilities:

Indemnification of Officers and Directors—Our corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify Xerox Corporation’s officers and directors against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to Xerox Corporation and our subsidiaries. The by-laws provide no limit on the amount of indemnification. The litigation matters and regulatory actions described below involve certain of our current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, the current and prior period insurance policies. However, certain indemnification payments may not be covered under our directors’ and officers’ insurance coverage. In addition, we indemnify certain fiduciaries of our employee benefit plans for liabilities incurred in their service as fiduciary whether or not they are officers of the Company.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Product Warranty Liabilities:

In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our lower-end products in the Office segment, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. The following table summarizes product warranty activity for the three months ended March 31, 2004 and 2003:

	2004	2003
Balance as of January 1	$19	$25
Provisions and adjustments	11	15
Payments	(10)	(14)

Balance as of March 31	$20	$26

Tax related contingencies:

At March 31, 2004, our Brazilian operations had received assessments levied against it for indirect and other taxes which, inclusive of interest, were approximately $498. The increase since the December 31, 2003 disclosed amount of $449 is primarily due to indexation, interest and additional assessments. The assessments principally relate to the internal transfer of inventory. We are disputing these assessments and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these assessments will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, we may be required to make cash deposits of up to half of the total amount in dispute. Generally, any such amounts would be refundable to the extent the matter is resolved in our favor.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may record incremental tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the probable outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results.

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

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. That motion has not yet been fully briefed or argued before the court. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Christine Abarca, et al. v. City of Pomona, et al. (Pomona Water Cases): On June 24, 1999, the Company was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of our alleged disposal and/or release of hazardous substances into the soil and groundwater. Subsequently, six additional complaints were filed in the same court on behalf of another 459 plaintiffs, with the same claims for damages as the June 1999 action. All seven cases have been served on the Company. Currently there are approximately 540 plaintiffs remaining in the case, as many plaintiffs have been dismissed from the litigation. Plaintiffs in all seven cases allege that hazardous substances from the Company’s operations entered the municipal drinking water supplied by the City of Pomona and the Southern California Water Company, and as a result they were exposed to the substances by inhalation, ingestion and dermal contact. Plaintiffs’ claims against the Company include personal injury, wrongful death, property damage, negligence, trespass, nuisance, and violation of the California Unfair Trade Practices Act. Damages are unspecified. The seven cases against the Company (“Abarca Group”) have been coordinated with approximately 13 unrelated cases against other defendants which involve alleged contaminated groundwater and drinking water in the San Gabriel Valley area of Los Angeles County. In all of those cases, plaintiffs have sued both the providers of drinking water and the industrial defendants who they contend contaminated the water. The body of groundwater involved in the Abarca

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

cases, and allegedly contaminated by the Company, is separate and distinct from the body of groundwater that is involved in the San Gabriel Valley cases, and there is no allegation that the Company is involved in the San Gabriel Valley cases. Nonetheless, the court ordered both groups of cases to be coordinated because both groups concern allegations of groundwater and drinking water contamination, have similar theories of liability alleged against the defendants, and involve a number of similar legal issues, thus apparently making it more efficient, in the view of the court, for all of them to be handled by one judge. Discovery has begun and no trial date has been set. The Company denies any wrongdoing and is vigorously defending the actions. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. The defendants’ motion to dismiss the second consolidated amended complaint was denied, as moot. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of an expanded class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; the other alleging that the individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss the complaint. That motion has been fully briefed, but has not been argued before the court. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Florida State Board of Administration, et al. v. Xerox Corporation, et al.: A securities law action brought by four institutional investors, namely the Florida State Board of Administration, the Teachers’ Retirement System of Louisiana, Franklin Mutual Advisers and PPM America, Inc., is pending in the United States District Court for the District of Connecticut against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler and KPMG. The plaintiffs bring this action individually on their own behalves. In an amended complaint filed on October 3, 2002, one or more of the plaintiffs allege that each of the Company, the individual defendants and KPMG violated Sections 10(b) and 18 of the 1934 Act, SEC Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. ss. 517.301, and the Louisiana Securities Act,

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

R.S. 51:712(A). The plaintiffs further claim that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 1934 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s financial condition and accounting and reporting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants, at various times from 1997 through 2000 they bought shares of the Company’s common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses in excess of $200. The plaintiffs further contend that the alleged fraudulent scheme prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was false and misleading. The plaintiffs seek, among other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys’ and experts’ fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss all claims in the complaint that are in common with the claims in the Carlson action. That motion has been fully briefed, but has not been argued before the court. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Three additional class actions (Hopkins, Uebele and Saba) were subsequently filed in the same court making substantially similar claims. On October 16, 2002, the four actions were consolidated as In Re Xerox Corporation ERISA Litigation. On November 15, 2002, a consolidated amended complaint was filed. A fifth class action (Wright) was filed in the District of Columbia. It has been transferred to Connecticut and consolidated with the other actions. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that all the foregoing defendants were fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the interest of Plan participants. The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. Plaintiffs also claim that defendants failed to invest Plan assets prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent, and failed to avoid conflicts of interest. The complaint does not specify the amount of damages sought. However, it asks that the losses to the Plan be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. We filed a motion to dismiss the complaint. The plaintiffs subsequently filed a motion for class certification and a motion to commence discovery. Defendants have opposed both motions, contending that both are premature before there is a decision on their motion to dismiss. We and the other defendants deny any wrongdoing and are vigorously

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Digwamaje et al. v. IBM et al: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the First Amended Complaint on the Company was deemed effective as of December 6, 2002. On March 19, 2003, Plaintiffs filed a Second Amended Complaint that eliminated a number of corporate defendants but was otherwise identical in all material respects to the First Amended Complaint. The defendants include Xerox and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. The foregoing damages are being sought from all defendants, jointly and severally. Xerox has filed a motion to dismiss the Second Amended Complaint. Oral argument of the motion was heard on November 6, 2003 and we are awaiting the court’s decision. Xerox denies any wrongdoing and is vigorously defending the action. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: A dispute between MPI Technologies, Inc. (“MPI”) and the Company and Xerox Canada Ltd. (“XCL”) is being arbitrated in Ontario, Canada. The dispute arose under a license agreement (“Agreement”) made as of March 15, 1994 between MPI and XCL. Subsequently, the Company became MPI’s primary interface for the Agreement and the activities thereunder. MPI has alleged damages of $69 for royalties owed under the Agreement, $35 for breach of fiduciary duty, $35 in punitive damages and unspecified damages and injunctive relief with respect to a claim of copyright infringement. The Company and XCL deny that any royalties are owed and have asserted a counterclaim against MPI for overpayment of royalties, breach of contract and copyright infringement. The Company and XCL deny any wrongdoing and are vigorously defending the action. The hearing of the arbitration is scheduled to commence on August 30, 2004. Based on the stage of the arbitration, it is not possible to estimate the amount of loss or the range of possible loss that might result from an adverse ruling or a settlement of this matter.

Accuscan, Inc. v. Xerox Corporation: On April 11, 1996, an action was commenced by Accuscan, Inc. (“Accuscan”), in the United States District Court for the Southern District of New York (“DCSD”), against the Company seeking unspecified damages for infringement of a patent of Accuscan that expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, a verdict was entered in favor of Accuscan for $40. However, on September 14, 1998, the court granted our motion for a new trial on damages. The trial ended on October 25, 1999 with a verdict of $10. We appealed to the Court of Appeals for the Federal Circuit (“CAFC”) which found the patent was not infringed, thereby terminating the lawsuit subject to an appeal which was filed by Accuscan to the U.S. Supreme Court. The decision of the U.S. Supreme Court was to remand the case back to the CAFC to consider its previous decision based on the U.S. Supreme Court’s May 28, 2002 ruling in the Festo case. On September 17, 2003 the CAFC reconsidered the case and again held that the patent

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

was not infringed. On December 15, 2003, Accuscan filed a petition to the U.S. Supreme Court to appeal the CAFC’s September 17, 2003 decision. This petition was denied on February 23, 2004. The period during which Accuscan could obtain reconsideration of the Supreme Court’s denial of the petition for writ of certiorari has expired. We expect that judgment for Xerox will be entered by the DCSC in the ordinary course consistent with the mandate issued by the CAFC.

Arbitration between Paul Lahmi and Xerox Corporation: A former employee of Xerox-The Document Company SAS (“Xerox France”), our French subsidiary, has filed a petition in arbitration against Xerox France claiming that he is owed €100 million in royalties for alleged use of a patent that he transferred to Xerox France under an Agreement dated December 3, 2000. Xerox denies any wrongdoing and is vigorously defending the action. Based on the stage of the arbitration, it is not possible to estimate the amount of loss or the range of possible loss that might result from an adverse ruling or a settlement of this matter.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claims that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for up to $135 coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. However, $10 of the entire amount may be unavailable due to the liquidation of one of the other insurers. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. On December 19, 2003, the Company and individual defendants moved to dismiss the complaint. The Court heard oral argument on the motions to dismiss on March 15, 2004, however no decision has been issued. The individual defendants and the Company deny any wrongdoing and are vigorously defending the action.

ePaperSign, LLC v. Xerox Corporation: On June 24, 2003 ePaperSign, LLC (“ePS”) commenced an action in the United States District Court for the District of Massachusetts against the Company, seeking unspecified damages. An amended complaint was filed on August 29, 2003. The amended complaint generally alleges that the Company fraudulently induced ePS into entering an agreement to form entities intended to commercialize and market electronic paper that had been invented at the Company’s Palo Alto Research Center, and intentionally misrepresented to ePS the technological state of electronic paper. It further alleges that the Company misappropriated software contributed by ePS that was intended to support electronic paper based products. The amended complaint includes claims of breach of fiduciary duty, promissory estoppel, breach of contract, breach of implied covenant of good faith and fair dealing, copyright infringement and conversion. Xerox has responded to the complaint and filed a counterclaim against ePS, one of ePS’s four members and a representative of that member. In an Initial Disclosure filed pursuant to Rule 26(a)(1) of the Federal Rules of Civil procedure, ePaperSign estimates its damages to be at least $44. The Company denies any wrongdoing and is vigorously defending the action. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or the range of possible loss that might result from an adverse ruling or a settlement of this matter.

Warren, et al. v. Xerox Corporation: On March 11, 2004, the United States District Court for the Eastern District of New York entered an order certifying a nationwide class of all black salespersons employed by Xerox from February 1, 1997 to the present under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1871. The suit was commenced on May 9, 2001 by six black sales representatives. The plaintiffs allege that Xerox has engaged in a pattern or practice of race discrimination against them and other black sales

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

representatives by assigning them to less desirable sales territories, denying them promotional opportunities, and paying them less than their white counterparts. Although the complaint does not specify the amount of damages sought, plaintiffs do seek, on behalf of themselves and the classes they seek to represent, front and back pay, compensatory and punitive damages, and attorneys’ fees. We deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Compression Labs, Inc. v. Xerox Corporation: In April 2004, Compression Labs, Incorporated (CLI) has commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division against Xerox, along with 27 other companies, seeking unspecified damages for patent infringement, injunction and other ancillary relief. According to CLI, the patent covers an aspect of a standard for compressing full-color or gray-scale still images (JPEG). We deny any wrongdoing and are vigorously defending this action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse decision or a settlement of this matter.

Derivative Litigation Brought on Behalf of the Company:

In re Xerox Derivative Actions: A consolidated putative shareholder derivative action is pending in the Supreme Court of the State of New York, County of New York against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG. The plaintiffs purportedly brought this action in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders. The second consolidated amended complaint alleged that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further alleged that each of the director defendants breached his/her duties of due care and diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The second amended complaint also asserted claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claimed that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox is held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. On December 16, 2002, the Company and the individual defendants answered the complaint. The plaintiffs filed a third consolidated and amended derivative action complaint on July 23, 2003 adding factual allegations relating to subsequent acts and transactions, namely indemnification of six former officers for disgorgements imposed pursuant to their respective settlements with the SEC and related legal fees, and adding a demand for injunctive relief with respect to that indemnification. On September 12, 2003, Xerox and the individuals filed an answer to the third consolidated and amended derivative

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

action complaint. Discovery in this case has been stayed, to the extent it is duplicative of discovery in Carlson, as discussed herein, pending determination of the motion to dismiss in Carlson. The individual defendants deny any wrongdoing and are vigorously defending the action.

Pall v. KPMG, et al.: On May 13, 2003, a shareholder commenced a derivative action in the United States District Court for the District of Connecticut against KPMG and four of its current or former partners. The Company was named as a nominal defendant. The plaintiff had filed an earlier derivative action against certain current and former members of the Xerox Board of Directors and KPMG. That action, captioned Pall v. Buehler, et al., was dismissed for lack of jurisdiction. Plaintiff purports to bring this current action derivatively on behalf and for the benefit of the Company seeking damages allegedly caused to the Company by KPMG and the named individual defendants. The plaintiff asserts claims for contribution under the securities laws, negligence, negligent misrepresentation, breach of contract, breach of fiduciary duty and indemnification. The plaintiff seeks unspecified compensatory damages (together with pre-judgment and post-judgment interest), a declaratory judgment that defendants violated and/or aided and abetted the breach of fiduciary and professional duties to the Company, an award of punitive damages for the Company against the defendants, plus the costs and disbursements of the action. On November 7, 2003, the Company filed a limited motion to dismiss the complaint on jurisdictional grounds and reserved its right to seek dismissal on other grounds, if the court denies the initial motion. KPMG and the individual defendants also filed limited motions to dismiss on the same grounds. The motions have not been fully briefed or argued before the court.

Other Matters:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” Upon reexamination, the U.S. Patent and Trademark Office confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the District Court found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims, and on October 5, 2000 the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity, thus establishing liability. In January 2003, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals for the Federal Circuit affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and remanded the validity issues to the District Court for further analysis. On December 5, 2003 Palm moved for sanctions, alleging that Xerox withheld production of material information. On December 10, 2003 the District Court heard oral arguments on summary judgment motions from both parties directed solely to the issue of validity. No decision has been issued on either Palm’s motion for sanctions or the summary judgment motions.

U.S. Attorney’s Office Investigation: The U.S. attorney’s office in Bridgeport, Connecticut, is conducting an investigation into matters relating to Xerox. Xerox is a subject of this grand jury investigation. We believe that the U.S. Attorney’s office is focusing on accounting and disclosure issues during the period 1998 to 2000, particularly relating to the Company’s operations in Latin America. The accounting matters upon which the U.S. Attorney’s office appears to be focusing are ones that were investigated by the SEC and addressed in the Company’s restatements. It is not possible at this time to reasonably assess the final outcome of this investigation or its future impact on the Company. We are cooperating with the investigation and providing documents as requested.

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

India. In recent years we have become aware of a number of issues at our Indian subsidiary that occurred over a period of several years much of which occurred before we obtained majority ownership of these operations in mid 1999. These issues include misappropriations of funds and payments to other companies that may have been inaccurately recorded on the subsidiary’s books and certain improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. We have reported these transactions to the Indian authorities, the U.S. Department of Justice and to the SEC.

Eurasian Subsidiary. In the third quarter 2003, we became aware of a number of transactions in a Eurasian subsidiary that appear to have been improperly recorded in late 2002 and early 2003. Appropriate disciplinary actions have been taken and a charge of approximately $5 ($5 million) related to the periods prior to July 1, 2003 was made in our financial statements for the third quarter of 2003. This matter has been reported to the SEC.

11. Employee Benefit Plans

Components of Net Periodic Cost

	Pension Benefits		Other Benefits
For the three months ended March 31,	2004	2003	2004	2003
Service cost	$52	$49	$8	$6
Interest cost	114	111	23	23
Expected return on plan assets	(115)	(111)	—	—
Recognized net actuarial loss	24	13	6	3
Amortization of prior service cost	—	—	(5)	(4)
Recognized net transition obligation	1	—	—	—
Recognized settlement loss (1)	15	44	—	—

Net periodic benefit cost	$91	$106	$32	$28

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

(1)	Approximately $6 and $13 of the first quarter 2004 and 2003 settlement losses, respectively, were incurred as a direct result of restructuring actions. These amounts are included as restructuring charges in our Condensed Consolidated Statements of Income.

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003 that we expected to contribute $63 to our worldwide defined benefit pension plans and $114 to our other post-retirement benefit plans in 2004. As of March 31, 2004, contributions of $17 and $28 were made to our defined benefit pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $260 to our defined benefit pension plans and $86 to our other post-retirement benefit plans in 2004 for a total of $277 for defined benefit plans and $114 for other post-retirement benefit plans. The increase in expected 2004 defined benefit pension plan contributions is primarily due to our election to contribute $210 to our U.S. plans in April 2004 for the purpose of making those plans 100 percent funded on a current liability basis under government funding rules. This $210 contribution was made following a review of the 2004 actuarial valuation results and giving consideration to our liquidity position.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act will provide prescription drug coverage to retirees beginning in 2006 and will provide subsidies to sponsors of post-retirement medical plans that provide prescription drug coverage. The benefit costs related to our post-retirement medical plan disclosed above do not include the expected favorable impact of the Act, pending authoritative accounting guidance regarding how the benefit is to be recognized in the financial statements in accordance with the provisions of FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which was issued in January 2004. As the final guidance has yet to be issued, we are unable to estimate the impacts to our post-retirement benefit plan liabilities. The issuance of final guidance could cause us to change the other post-retirement benefits financial information being reported above.

Berger Litigation

The Company’s Retirement Income Guarantee Plan (“RIGP”) represents the primary U.S. pension plan for salaried employees. In 2003, we recorded a $239 provision for litigation relating to the court approved settlement of the Berger v. RIGP litigation. Although the total amount ultimately paid under the final settlement could change, the Company does not believe that any change would be material to its results of operations or financial condition in any period. The settlement will be paid from RIGP assets and has been reflected in our 2004 actuarial valuation.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

12. Earnings per Share:

The following tables summarize basic and diluted income (loss) per share for the three months ended March 31, 2004 and 2003 (shares in thousands):

	Three months ended March 31,
	2004	2003
Basic Earnings per Common Share:
Income from continuing operations	$165	$(65)
Accrued dividends on Series B convertible preferred stock, net	(10)	(10)
Accrued dividends on Series C mandatory convertible preferred stock	(14)	—

Adjusted income (loss) from continuing operations	$141	(75)
Gain on sale of ContentGuard, net of tax	83	—

Net Income available to common shareholders	$224	$(75)

Weighted average common shares outstanding	799,324	741,505
Basic earnings (loss) per share
Earnings (loss) from continuing operations	$0.18	$(0.10)
Gain on sale of ContentGuard, net of tax	0.10	—

Net earnings (loss) per share	$0.28	$(0.10)

Diluted Earnings per Common Share:
Income from continuing operations	$165	$(65)
Accrued dividends on Series B convertible preferred stock, net	—	(10)
Accrued dividends on Series C mandatory convertible preferred stock	(14)	—
ESOP expense adjustment, net	(4)	—
Interest on convertible securities (1), net of tax	14	—

Adjusted income (loss) from continuing operations	$161	(75)
Gain on sale of ContentGuard, net of tax	83	—

Adjusted net income available to common shareholders	$244	$(75)

Weighted average common shares outstanding	799,324	741,505
Common shares issuable with respect to:
Stock options	15,237	—
Convertible securities (1)	115,417	—
Series B convertible preferred stock	37,855	—

Adjusted weighted average shares outstanding	967,833	741,505

Diluted earnings (loss) per share
Earnings (loss) from continuing operations	$0.17	$(0.10)
Gain on sale of ContentGuard, net of tax	0.08	—

Net earnings (loss) per share	$0.25	$(0.10)

(1)	The convertible securities primarily consist of the convertible liability to Xerox Capital Trust II which is described in Note 14 to our 2003 financial statements included in the 2003 Form 10-K.

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

13. Financial Statements of Subsidiary Guarantors

The Senior Notes due 2009, 2010 and 2013 are jointly and severally guaranteed by Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc. (the “Guarantor Subsidiaries”), each of which is wholly-owned by Xerox Corporation (the “Parent Company”). The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statements of cash flows for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Xerox Corporation and subsidiaries as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003.

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues

Sales	$827	$—	$927	$(73)	$1,681
Service, outsourcing and rentals	1,020	—	940	(52)	1,908
Finance income	82	—	156	—	238
Intercompany revenues	149	—	86	(235)	—

Total Revenues	2,078	—	2,109	(360)	3,827

Cost and Expenses
Cost of sales	577	—	638	(103)	1,112
Cost of service, outsourcing and rentals	574	—	534	(6)	1,102
Equipment financing interest	23	—	66	—	89
Intercompany cost of sales	124	—	62	(186)	—
Research and development expenses	173	—	30	(10)	193
Selling, administrative and general expenses	566	—	518	(48)	1,036
Restructuring and asset impairment charges	4	—	2	—	6
Other expenses (income), net	(13)	(5)	105	—	87

Total Cost and Expenses	2,028	(5)	1,955	(353)	3,625

Income (Loss) before Continuing Operations, Income Taxes (Benefits) and Equity Income	50	5	154	(7)	202
Income taxes (benefits)	9	2	58	(2)	67
Equity in net income of unconsolidated affiliates	4	—	25	1	30
Equity in net income of consolidated affiliates	120	(6)	—	(114)	—

Income (Loss) from Continuing Operations	165	(3)	121	(118)	165
Gain on sale of ContentGuard, net of income taxes of $26	83	—	—	—	83

Net Income (Loss)	$248	$(3)	$121	$(118)	$248

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Balance Sheets as of March 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Cash and cash equivalents	$906	$—	$1,392	$—	$2,298
Accounts receivable, net	716	—	1,398	—	2,114
Billed portion of finance receivables, net	251	—	184	—	435
Finance receivables, net	489	—	2,384	—	2,873
Inventories	737	—	513	(51)	1,199
Other current assets	423	—	732	44	1,199

Total Current Assets	3,522	—	6,603	(7)	10,118

Finance receivables due after one year, net	924	—	4,195	—	5,119
Equipment on operating leases, net	212	—	157	(22)	347
Land, buildings and equipment, net	1,010	—	767	(1)	1,776
Investments in affiliates, at equity	79	—	656	(15)	720
Investments in and advances to consolidated subsidiaries	7,851	(80)	40	(7,811)	—
Intangible assets, net	316	—	—	—	316
Goodwill	490	296	969	8	1,763
Other long-term assets	1,716	—	2,160	—	3,876

Total Assets	$16,120	$216	$15,547	$(7,848)	$24,035

Liabilities and Equity
Short-term debt and current portion of long-term debt	$206	$—	$3,646	$—	$3,852
Accounts payable	499	—	409	49	957
Other current liabilities	1,489	2	723	5	2,219

Total Current Liabilities	2,194	2	4,778	54	7,028

Long-term debt	2,882	—	3,882	—	6,764
Intercompany payables, net	2,680	(187)	(2,428)	(65)	—
Liabilities to subsidiary trusts issuing preferred securities	716	—	1,067	—	1,783
Other long-term liabilities	2,689	—	827	(15)	3,501

Total Liabilities	11,161	(185)	8,126	(26)	19,076

Series B convertible preferred stock	489	—	—	—	489
Series C mandatory convertible preferred stock	889	—	—	—	889
Common stock, including additional paid in capital	3,290	395	6,693	(7,088)	3,290
Retained earnings	1,539	6	1,896	(1,902)	1,539
Accumulated other comprehensive loss	(1,248)	—	(1,168)	1,168	(1,248)

Total Liabilities and Equity	$16,120	$216	$15,547	$(7,848)	$24,035

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Company
Net cash provided by operating activities	$138	$—	$105	$243
Net cash provided by investing activities	49	—	27	76
Net cash used in financing activities	(380)	—	(94)	(474)
Effect of exchange rate changes on cash and cash equivalents	(2)	—	(22)	(24)

(Decrease) increase in cash and cash equivalents	(195)	—	16	(179)
Cash and cash equivalents at beginning of period	1,101	—	1,376	2,477

Cash and cash equivalents at end of period	$906	$—	$1,392	$2,298

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$799	$—	$790	$—	$1,589
Service, outsourcing and rentals	1,095	—	822	—	1,917
Finance income	78	—	196	(23)	251
Intercompany revenues	83	—	101	(184)	—

Total Revenues	2,055	—	1,909	(207)	3,757

Cost and Expenses
Cost of sales	501	—	543	(43)	1,001
Cost of service, outsourcing and rentals	593	—	499	(3)	1,089
Equipment financing interest	23	—	92	(23)	92
Intercompany cost of sales	74	—	78	(152)	—
Research and development expenses	217	—	21	(2)	236
Selling, administrative and general expenses	618	—	402	—	1,020
Restructuring and asset impairment charges	11	—	(3)	—	8
Provision for litigation	300	—	—	—	300
Other expenses (income), net	118	(6)	45	—	157

Total Cost and Expenses	2,455	(6)	1,677	(223)	3,903

Income (Loss) before Income Taxes (Benefits) and Equity Income	(400)	6	232	16	(146)
Income taxes (benefits)	(163)	2	88	6	(67)
Equity in net income of unconsolidated affiliates	2	—	7	5	14
Equity in net income of consolidated affiliates	170	(9)	—	(161)	—

Net Income (Loss)	$(65)	$(5)	$151	$(146)	$(65)

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Balance Sheets as of December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Cash and cash equivalents	$1,101	$—	$1,376	$—	$2,477
Accounts receivable, net	717	—	1,442	—	2,159
Billed portion of finance receivables, net	270	—	191	—	461
Finance receivables, net	454	—	2,527	—	2,981
Inventories	669	—	520	(37)	1,152
Other current assets	466	—	639	—	1,105

Total Current Assets	3,677	—	6,695	(37)	10,335

Finance receivables due after one year, net	834	—	4,537	—	5,371
Equipment on operating leases, net	212	—	176	(24)	364
Land, buildings and equipment, net	1,024	—	803	—	1,827
Investments in affiliates, at equity	73	—	571	—	644
Investments in and advances to consolidated subsidiaries	7,849	(75)	192	(7,966)	—
Intangible assets, net	325	—	—	—	325
Goodwill	491	296	935	—	1,722
Other long-term assets	1,611	—	2,392	—	4,003

Total Assets	$16,096	$221	$16,301	$(8,027)	$24,591

Liabilities and Equity
Short-term debt and current portion of long-term debt	$588	$—	$3,648	$—	$4,236
Accounts payable	517	—	493	—	1,010
Other current liabilities	868	13	1,431	11	2,323

Total Current Liabilities	1,973	13	5,572	11	7,569

Long-term debt	2,840	—	4,090	—	6,930
Intercompany payables, net	3,042	(188)	(2,869)	15	—
Liabilities to subsidiary trusts issuing preferred securities	743	—	1,066	—	1,809
Other long-term liabilities	2,819	—	684	101	3,604

Total Liabilities	11,417	(175)	8,543	127	19,912

Series B convertible preferred stock	499	—	—	—	499
Series C mandatory convertible preferred stock	889	—	—	—	889
Common stock, including additional paid in capital	3,239	396	7,107	(7,503)	3,239
Retained earnings	1,315	—	1,827	(1,827)	1,315
Accumulated other comprehensive loss	(1,263)	—	(1,176)	1,176	(1,263)

Total Liabilities and Equity	$16,096	$221	$16,301	$(8,027)	$24,591

Xerox Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2003

	Parent Company	Guarantors Subsidiaries	Non-Guarantor Subsidiaries	Total Company
Net cash provided by (used in) operating activities	$646	$—	$(487)	$159
Net cash provided by (used in) investing activities	37	—	(131)	(94)
Net cash provided by financing activities	3	—	85	88
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	(5)

Increase (decrease) in cash and cash equivalents	686	—	(538)	148
Cash and cash equivalents at beginning of period	1,672	—	1,215	2,887

Cash and cash equivalents at end of period	$2,358	$—	$677	$3,035

14. Subsequent Events:

Scansoft Sale

On April 8, 2004, we completed the sale of our ownership interest in ScanSoft, Inc. (“Scansoft”) to affiliates of Warburg Pincus for approximately $80 in cash. Prior to the sale, we beneficially owned approximately 15% of ScanSoft’s outstanding equity interests. The sale resulted in a pre-tax gain of approximately $38, which will be recorded in the second quarter 2004. Prior to this transaction, our investment in Scansoft was accounted for as an investment “available for sale” in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Item 2

Xerox Corporation

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

Summary

	Three Months Ended March 31,
($ In millions)	2004	2003
Equipment sales	$982	$898
Post sale and other revenue	2,607	2,608
Finance income	238	251

Total Revenues	$3,827	$3,757

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,681	$1,589
Less: Supplies, paper and other sales	(699)	(691)

Equipment sales	$982	$898

Service, outsourcing & rentals	$1,908	$1,917
Add: Supplies, paper and other sales	699	691

Post sale and other revenue	$2,607	$2,608

Total first quarter 2004 revenues of $3.8 billion increased 2 percent from the 2003 first quarter including a 5-percentage point benefit from currency. Equipment sales grew 9 percent in the first quarter 2004 reflecting the success of our numerous recent digital office and production product launches, growth in our developing markets operations (“DMO”) and a 5-percentage point benefit from currency. 2004 first quarter post sale and other revenue was unchanged from the 2003 first quarter as a 5-percentage point currency benefit offset declines from older technology light lens products. These declines are due to the reduction of light lens equipment at customer locations and related page volume declines. Finance income declined 5 percent, including a 5-percentage point benefit from currency.

The first quarter 2004 net income of $248 million or 25 cents per diluted share included an after-tax gain of $83 million ($109 million pre-tax) related to the sale of all but 2 percent of our 75 percent equity interest in ContentGuard Holdings, Inc. (“ContentGuard”). The first quarter 2003 net loss of $65 million or $0.10 per diluted share included a $183 million after-tax charge ($300 million pre-tax) related to the Berger v. Retirement Income Guarantee Plan litigation.

Operations Review

Revenues for the three months ended March 31, 2004 and 2003 were as follows:

($ In millions)	Production	Office	DMO	Other	Total
2004
Equipment sales	$275	$551	$118	$38	$982
Post sale and other revenue	729	1,169	299	410	2,607
Finance income	90	137	3	8	238

Total Revenue	$1,094	$1,857	$420	$456	$3,827

2003
Equipment sales	$213	$551	$89	$45	$898
Post sale and other revenue	749	1,121	303	435	2,608
Finance income	94	148	3	6	251

Total Revenue	$1,056	$1,820	$395	$486	$3,757

Equipment sales of $982 million in the first quarter 2004 increased 9 percent from $898 million in the first quarter 2003 reflecting significant color, light production and DMO growth as well as a 5-percentage point benefit from currency. Continued equipment sales growth reflects the success of numerous products launched during the last two years as over 55 percent of 2004 first quarter equipment sales were generated from these products. Color equipment sales continued to grow rapidly in the first quarter 2004 and represented approximately 30 percent of total equipment sales.

Production: 2004 first quarter equipment sales increased 29 percent from the first quarter 2003 as significant installation growth and favorable currency more than offset the impact of monochrome product mix and price declines of less than 5 percent. Very strong color equipment sales growth reflected excellent installation growth and an increased proportion of DocuColor 6060 and DocuColor iGen3 sales, partially offset by modest price declines. Double-digit production monochrome equipment sales growth reflected light production installation growth primarily driven by the continued success of the Xerox 2101 light production system and initial demand for the new DocuTech 100 and DocuTech 120 copier/printers, which began installations in March 2004.

Office: 2004 first quarter equipment sales were consistent with the 2003 first quarter as strong installation growth as well as favorable currency were offset by moderating price declines of approximately 5 to 10 percent and product mix. Product mix reflected an increased proportion of low-end equipment sales due to very strong growth in black and white desktop multifunction devices and office color printers. Office color printing growth primarily reflects the success of the Phaser 8400, which was launched in January 2004.

DMO: DMO equipment sales consist primarily of black and white desktop multifunction devices and printers. Equipment sales in the first quarter 2004 grew 33 percent, or $29 million, from the 2003 first quarter as growth in Russia and Central and Eastern Europe more than offset declines in Latin America.

Post sale and other revenues of $2,607 million remained essentially flat as compared with $2,608 million in the first quarter 2003, including a 5-percentage point benefit from currency, which offset declines related to lower equipment populations. Post sale revenue is largely a function of the equipment placed at customer locations and the volume of prints and copies that our customers make on that equipment as well as associated services. First quarter 2004 supplies, paper and other sales of $699 million (included within post sale and other revenue) increased one percent from the 2003 first quarter, due primarily to favorable currency. Service, outsourcing and rental revenue of $1,908 million declined less than one percent from the 2003 first quarter, including a currency benefit which was more than offset by declines related to lower equipment populations and related page volumes.

Production: 2004 first quarter post sale and other revenue declined 3 percent as monochrome declines driven by lower page volumes and competitive price investments more than offset color page growth and favorable currency.

Office: 2004 first quarter post sale and other revenue increased 4 percent as strong digital monochrome and color page growth and favorable currency more than offset declines in older technology light lens products.

DMO: 2004 first quarter post sale and other revenue declined one percent due largely to declines in rental revenue, which were only partially offset by higher supplies, paper and service revenue. The year-over-year trend improved in the first quarter 2004 as significant equipment growth in black and white desktop multifunction devices and printers has increased equipment populations, although at lower average page volume per device.

Other: 2004 first quarter post sale and other revenue declined 6 percent from the 2003 first quarter as declines in SOHO supply sales, following our 2001 exit from this business, and paper sales more than offset the impact of favorable currency.

Segment Operating Profit

Total segment operating profit was $238 million in the first quarter 2004 compared to $176 million in the first quarter 2003. The 2004 first quarter total segment operating margin of 6.2 percent increased 1.5 percentage points from the 2003 first quarter as non-financing interest expense reductions benefiting the Other segment, more than offset declines in our Production and DMO segments.

Production: Production operating profit was $78 million in the first quarter 2004 compared to $90 million in the first quarter 2003. The 2004 first quarter Production operating margin of 7.1 percent declined 1.4 percentage points from the 2003 first quarter as competitive monochrome price investments were not offset by cost productivity. These declines and selling investments were only partially offset by improved R&D expense and infrastructure efficiencies.

Office: Office operating profit was $161 million in the first quarter 2004 compared to $157 million in the first quarter 2003. The 2004 first quarter Office operating margin of 8.7 percent improved 0.1 percentage points from the 2003 first quarter reflecting R&D efficiencies.

DMO: DMO operating profit was $22 million in the first quarter 2004 compared to $33 million in the first quarter 2003. The 2004 first quarter DMO operating margin of 5.2 percent declined 3.2 percentage points from the 2003 first quarter primarily reflecting lower gross margins as a greater proportion of revenues were generated from lower margin equipment and paper sales. Further, post sale revenue declines in certain countries were only partially offset by improved service productivity.

Other: First quarter 2004 Other operating loss of $23 million improved $81 million from the first quarter 2003. The 2004 first quarter operating margin improved 16.4 percentage points from the 2003 first quarter primarily reflecting significantly lower non-financing interest expense and higher equity income related to Fuji Xerox.

Key Ratios and Expenses

	Three months ended March 31,
	2004	2003
	%	%
Gross Margin
Sales	33.8	37.0
Service, outsourcing and rentals	42.2	43.2
Finance income	62.6	63.3
Total	39.8	41.9

First quarter 2004 total gross margin of 39.8 percent declined 2.1 percentage points from 41.9 percent in the first quarter 2003. Approximately 1.2 percentage points of the decline was due to an increased proportion of black and white desktop multifunction, office printing and digital light production installs, as well as a greater proportion of our revenues being derived from lower margin equipment and paper sales. Lower prices not fully offset by manufacturing and service productivity improvements represented approximately 0.5 percentage points of the decline. The remainder of the decline primarily related to the 0.4 percentage point impact from the completion of the R&D phase of the DocuColor iGen3 development. These costs are included in ongoing engineering costs, which is a component of cost of sales. First quarter 2004 sales gross margin declined 3.2 percentage points from the 2003 first quarter with approximately 2.5 percentage points of the decline due to the previously discussed product and revenue stream mix and approximately 1.0 percentage point due to DocuColor iGen3 ongoing engineering costs. These declines were partially offset by the net impact of price investments, manufacturing productivity and other improvements. Service outsourcing and rentals margin declined 1.0 percentage point from the first quarter 2003 as price investments were only partially offset by improved service productivity.

Research and development (R&D) expense of $193 million was $43 million lower than the first quarter 2003, primarily related to improved R&D productivity as we capture benefits from our platform development strategy and the commercial launch of the DocuColor iGen3. We continue to invest in technological development, particularly in color, and believe our R&D spending is at an adequate level to remain technologically competitive. Xerox R&D remains strategically coordinated with that of Fuji Xerox.

Selling, administrative and general (SAG) expenses of $1,036 million in the 2004 first quarter increased by $16 million from the 2003 first quarter as adverse currency impacts of $47 million were only partially offset by improved productivity, reflecting the benefit from previous restructuring actions, and a $14 million reduction in bad debt expense. First quarter 2004 bad debt expense of $44 million reflected improved collections performance, receivables aging and write-off trends.

In the first quarter 2004, we recorded restructuring and asset impairment charges of $6 million, primarily consisting of pension settlements related to previous employee restructuring actions. The remaining restructuring reserve balance at March 31, 2004 for all restructuring programs was $160 million, the majority of which will be spent during the balance of 2004.

Worldwide employment of 60,600 declined by 500 since December 31, 2003, primarily reflecting reductions attributable to our restructuring programs and other attrition.

Other expenses, net for the three months ended March 31, 2004 and 2003 were as follows:

(in millions)	2004	2003
Non-financing interest expense	$95	$146
Interest income	(15)	(10)
(Gain) loss on sales of businesses and assets	(14)	2
Currency losses, net	8	1
Amortization of intangible assets	9	9
All other, net	4	9

Total	$87	$157

First quarter 2004 non-financing interest expense of $95 million was $51 million lower than the 2003 first quarter primarily due to lower average debt balances as a result of the June 2003 recapitalization and other repayments. First quarter 2004 interest income increased by $5 million compared to the first quarter 2003, primarily reflecting interest of $5 million related to a domestic tax receivable. The first quarter 2004 gain on sales of businesses and assets primarily related to the sale of certain excess land and buildings in Europe and Mexico.

In the first quarter 2004, we recorded income tax expense of $67 million compared with an income tax benefit of $67 million in the first quarter 2003. The effective tax rate for the first quarter 2004 and 2003 was 33.2 percent and 45.9 percent, respectively. The difference between the 2004 first quarter effective tax rate and the U.S. statutory rate relates to certain state and other net tax benefits. The difference between the 2003 first quarter effective tax rate and the U.S. statutory tax rate relates primarily to $13 million of non-recurring net tax benefits arising in foreign jurisdictions. Our effective tax rate will change based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We anticipate that our 2004 annual effective tax rate will approximate 40 percent.

Equity in net income of unconsolidated affiliates of $30 million in the first quarter 2004 increased $16 million from the 2003 first quarter primarily reflecting our 25 percent share of Fuji Xerox’s fourth quarter net income.

In the first quarter 2004, we recorded a Gain on sale of ContentGuard relating to the sale of all but 2 percent of our 75 percent ownership interest in ContentGuard. The sale, which is disclosed in Note 3 to the condensed consolidated financial statements included in this Form 10-Q, resulted in an after-tax gain of approximately $83 million ($109 million pre-tax).

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the three months ended March 31, 2004 and 2003 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
($ In millions)	2004	2003
Operating Cash Flows	$243	$159
Investing Cash Flows (Usage)	76	(94)
Financing Cash (Usage) Flows	(474)	88
Effect of exchange rate changes on cash and cash equivalents	(24)	(5)

(Decrease) increase in cash and cash equivalents	(179)	148
Cash and cash equivalents at beginning of period	2,477	2,887

Cash and cash equivalents at end of period	$2,298	$3,035

First quarter 2004 cash flows from operating activities were $243 million and reflect pre-tax income of $202 million and the following non-cash items: depreciation and amortization of $175 million, provisions for receivables and inventory of $51 million and net gains on the sale of businesses and assets of $10 million. In addition, net collections of finance receivables generated $178 million of operating cash flow resulting from sequentially lower equipment sales and a slight increase in the proportion of cash equipment sales. Cash proceeds of $60 million from the early termination of certain interest rate swaps also contributed positively to our operating cash flow. Offsetting these positive items were other liability decreases of $85 million, a substantial portion of which was driven by the first quarter 2004 payment of European value-added taxes related to seasonally higher fourth quarter purchases. In addition, an $83 million decrease in accounts payable and accrued compensation, a $73 million increase in new product inventory, $60 million of restructuring payments and approximately $100 million of other uses, approximately half of which related to tax payments, further reduced our operating cash flow. The 2004 first quarter operating cash flow was $84 million higher than the 2003 first quarter primarily due to reduced restructuring payments of $120 million and $60 million of proceeds from the early termination of certain interest rate swaps, partially offset by higher inventory purchases of $73 million.

Cash flows from investing activities of $76 million for the first quarter 2004 included proceeds of $67 million from the sale of businesses, primarily consisting of those from ContentGuard, $32 million of proceeds from the sale of certain excess land and buildings and $33 million released from restricted cash. These proceeds were partially offset by capital expenditures and internal use software spending of $56 million. The 2003 first quarter included $45 million of capital and internal use software spending and a $53 million increase in restricted cash balances principally related to our secured financing activity.

Cash flows from financing activities for the first quarter 2004 primarily consisted of scheduled payments on term and other debt of $409 million, net payments on secured borrowings with GE and other vendor financing partners of $69 million and dividends on our Series B and C preferred stock of $25 million, partially offset by proceeds from stock option exercises of $29 million. Financing activities for the first quarter 2003 primarily consisted of net proceeds from secured borrowing activity of $354 million offset by $258 million of net payments of other maturing debt and $11 million of dividends on our Series B preferred stock.

During the quarter ended March 31, 2004, we originated loans, secured by finance receivables, generating cash proceeds of $504 million and repaid loans, secured by finance receivables, of $573 million. These loans brought the proportion of total finance receivables which collateralize our secured debt to 59 percent. The following table compares finance receivables to financing-related debt as of March 31, 2004:

($ In millions)	Finance Receivables	Secured Debt
Finance Receivables Encumbered by Loans(1) :
GE Loans—U.S. and Canada	$3,365	$2,897
GE Loans—U.K.	747	659
Merrill Lynch and Asset-Based Loan—France	530	435
DLL-Netherlands, Spain and Belgium	338	261
Other	5	2

Total—Finance Receivable Securitizations	$4,985	$4,254

Unencumbered Finance Receivables	$3,442

Total Finance Receivables(2)	$8,427

(1)	Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of March 31, 2004.

As of March 31, 2004, debt securitized by finance receivables represented approximately 40 percent of total debt. Our debt maturities for the remainder of 2004 and 2005 by quarter, and 2006, 2007, 2008 by year and thereafter are as follows:

(in millions)	2004	2005	2006	2007	2008	Thereafter
First Quarter		$485
Second Quarter	$1,159	1,251
Third Quarter	713	255
Fourth Quarter	1,495	272

Full Year	$3,367	$2,263	$578	$424	$1,120	$2,864

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2004, 2005, 2006, 2007, 2008 and thereafter are as follows: $1,644 million, $1,168 million, $546 million, $103 million, $736 million and $57 million, respectively.

Swap Termination

We entered into two transactions as part of our overall interest rate risk and cost management program. We terminated interest rate swaps with a notional value of $600 million and a fair value of $60 million, including $5 million of accrued interest, during the first quarter of 2004. The terminated swaps were previously designated and accounted for as fair value hedges against the $600 million Senior Notes due 2009. Accordingly, the corresponding $55 million fair value adjustment to the Senior Notes will be amortized to earnings over the remaining term of the notes. We also entered into pay variable/receive fixed interest rate swaps with a notional amount of $600 million associated with the 2027 liability to Capital Trust I. These swaps were designated and accounted for as fair value hedges.

Liquidity, Financial Flexibility and Funding Plans:

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

Our current credit ratings remain unchanged from December 31, 2003 and are as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)	B1	Stable	The Moody’s rating was upgraded from B1 (with a negative outlook) in December 2003.
S&P	B+	Negative	The S&P rating on Senior Secured Debt is BB-.
Fitch	BB	Stable	The Fitch rating was upgraded from BB - (with a negative outlook) in June 2003.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating.

Our ability to obtain financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment until our ratings have been restored. Specifically, until our credit ratings improve, it is unlikely we will be able to access the low-interest commercial paper markets or to obtain unsecured bank lines of credit.

Summary—Financial Flexibility and Liquidity:

With $2.3 billion of cash and cash equivalents on hand at March 31, 2004 and borrowing capacity under our 2003 Credit Facility of $700 million, less $33 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Financial Risk Management

As a multinational company, we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. As a result of our improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy, described below, has substantially improved. Certain of these hedging arrangements do not qualify for hedge accounting treatment under SFAS 133. Accordingly, our results of operations are exposed to some volatility, which we attempt to minimize or eliminate whenever possible. The level of volatility will vary with the level of derivative hedges outstanding, as well as the currency and interest rate market movements in the period.

We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency swap agreements, cross currency interest rate swap agreements, forward exchange contracts, purchased foreign currency options and purchased interest rate collars, to manage interest rate and foreign currency exposures. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Our derivative instruments are held solely to hedge economic exposures; we do not enter into derivative instrument transactions for trading or other speculative purposes and we employ long-standing policies prescribing that derivative instruments are only to be used to achieve a very limited set of objectives.

Our primary foreign currency market exposures include the Japanese yen, Euro, British pound sterling, Brazilian real, and Canadian dollar. For each of our legal entities, we generally hedge foreign currency denominated assets and liabilities, primarily through the use of derivative contracts. In entities with significant assets and liabilities, we use derivative contracts to hedge the net exposure in each currency, rather than hedging each asset and liability separately. We typically enter into simple unleveraged derivative transactions. Our policy is to transact derivatives only with counterparties having an investment-grade or better rating and to monitor market risk and exposure for each counterparty. We also utilize arrangements with each counterparty that allow us to net gains and losses on separate contracts. This further mitigates the credit risk associated with our financial instruments. Based upon our ongoing evaluation of the replacement cost of our derivative transactions and counterparty credit worthiness, we consider the risk of a material default by any of our counterparties to be remote.

Some of our derivative contracts and several other material contracts at March 31, 2004 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or other long-term assets, depending on when the cash will be contractually released.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 40 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

During our first fiscal quarter, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

The information set forth under Note 10 contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 2 Changes in Securities

During the quarter ended March 31, 2004, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on January 2, 2004, Registrant issued 4,722 shares of Common Stock, par value $1 per share.

(b)	No underwriters participated. The shares were issued to each of the nonemployee Directors of Registrant: A. A. Johnson, V. E. Jordan, Jr., Y. Kobayashi, H. Kopper, R. S. Larsen, N. J. Nicholas, Jr., J. E. Pepper, and Ann N. Reese.

(c)	The shares were issued at a deemed purchase price of $13.80 per share (aggregate price $65,125), based upon the market value on the date of issuance, in payment of the quarterly Directors’ fees pursuant to Registrant’s Restricted Stock Plan for Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibit 3(a)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003.

Incorporated by reference to Exhibit 4(a)(1) to Registrant’s Registration Statement No. 333-111623

Exhibit 3(b)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31—(a)    Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)    Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Reports on Form 8-K dated January 27, 2004* (filed January 27, 2004) and January 27, 2004* (filed January 30, 2004) were filed during the quarter ended March 31, 2004, reporting matters under Item 12 “Results of Operations and Financial Condition.”

*	This asterisk indicates Current Reports on Form 8-K submitted to the U.S. Securities and Exchange Commission that include information “furnished” pursuant to Items 9 and/or 12 of Form 8-K, which pursuant to General Instruction B of Form 8-K is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). The information furnished pursuant to Items 9 and/or 12 in such Reports is not subject to the liabilities of Section 18 of the Exchange Act and is not incorporated by reference into this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ GARY R. KABURECK

Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 3, 2004

EXHIBITS

Exhibit 3(a)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003.

Incorporated by reference to Exhibit 4(a)(1) to Registrant’s Registration Statement No. 333-111623

Exhibit 3(b)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31—(a)    Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)    Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.