Form 10-K/A
period 2003-12-31
XEROX CORP
filed 2004-06-30
CIK 108772

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

This Form 10-K/A Amendment No. 1 is being filed, as required by Regulation S-X, solely for the purpose of filing the Financial Statements of Fuji Xerox Co., Limited.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1) Index to financial statements and financial statement schedules, filed as part of this report:

Financial Statements

Report of Independent Auditors*

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003*

Consolidated Balance Sheets as of December 31, 2003 and 2002*

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003*

Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2003*

Notes to Consolidated Financial Statements*

Financial Statement Schedule:

II - Valuation and qualifying accounts*

All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

(2) Supplementary Data

I—Financial Statements of Fuji Xerox Co., Ltd. and Subsidiaries (financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2004 and March 31, 2003

Consolidated Statements of Income for the year ended March 31, 2004 and March 31, 2003

Consolidated Statements of Stockholders’ Equity for the year ended March 31, 2004 and March 31, 2003

Consolidated Statements of Cash Flows for the year ended March 31, 2004 and March 31, 2003

Notes to Consolidated Financial Statements

II—Financial Statements of Fuji Xerox Co., Ltd. and Subsidiaries (financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

Consolidated Balance Sheet as of March 31, 2002 and 2001*

Consolidated Statements of Income for the year ended March 31, 2002, the three month period ended March 31, 2001 and the year ended December 31, 2000*

Consolidated Statements of Comprehensive Income for the year ended March 31, 2002, the three month period ended March 31, 2001 and the year ended December 31, 2000*

Consolidated Statements of Stockholders’ Equity for the year ended March 31, 2002, the three month period ended March 31, 2001 and the year ended December 31, 2000*

Consolidated Statements of Cash Flows for the year ended March 31, 2002, the three month period ended March 31, 2001 and the year ended December 31, 2000*

Notes to Consolidated Financial Statements*

*	Previously filed

2

All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

(3)  Other Data:

Quarterly Results of Operations*

Five Years in Review*

Commercial and Industrial (Article 5) Schedule*

(4)  The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)	A Current Report on Form 8-K dated October 23, 2003 reporting Item 12 “Results of Operations and Financial Condition” was furnished, and a Current Report on Form 8-K dated November 14, 2003 reporting Item 5 “Other Events” was filed during the last quarter of the period covered by this report.

(c)	Exhibit 31(a) Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

(d)	Exhibit 32 — Certification of CEO and CFO Pursuant to 18 U.S.C.§ 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(e)	The financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b), including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons, (2) separate financial statements of affiliates whose securities are pledged as collateral, and (3) schedules, are filed under Item 15(a) of this Report which are incorporated herein by reference.

*	Previously filed

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

By:	/S/ GARY R. KABURECK
Vice President and Chief Accounting Officer

June 30, 2004

4

SCHEDULE I

Financial Statements of Fuji Xerox Co., Limited

(Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

Consolidated Financial Statements

Fuji Xerox Co., Ltd. and Subsidiaries

March 31, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fuji Xerox Co., Ltd.

We have audited the accompanying consolidated balance sheets of Fuji Xerox Co., Ltd. and subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuji Xerox Co., Ltd. and subsidiaries at March 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2003 the Company changed its method of accounting for asset retirement obligations.

/s/    Ernst & Young ShinNihon

Tokyo, Japan

April 21, 2004

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Balance Sheets

	March 31
	2004	2003
	(Millions of yen)
Assets
Current assets:
Cash and cash equivalents	¥43,201	¥53,969
Receivables, net (Note 3)	186,370	167,989
Due from stockholders (Note 15)	25,818	20,888
Finance receivables, net (Note 4)	22,377	24,144
Inventories (Note 5)	69,607	73,488
Deferred income taxes (Note 11)	25,021	24,544
Other current assets	8,055	6,671

Total current assets	380,449	371,693

Finance receivables, net (Note 4)	46,243	48,906
Investments (Note 6)	23,901	18,147
Property, plant and equipment, net (Note 7)	168,148	168,715
Deferred income taxes (Note 11)	72,065	74,131
Goodwill(Notes 8 and 18)	111,334	111,455
Other assets	87,736	81,653

Total assets	¥889,876	¥874,700

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt (Note 9)	¥63,035	¥80,019
Payables (Note 15)	155,161	135,228
Accrued income taxes (Note 11)	11,461	11,625
Accrued expenses and other current liabilities	74,810	68,533

Total current liabilities	304,467	295,405

Long-term debt (Note 9)	94,115	98,448
Retirement and severance benefits (Note 12)	171,645	189,798
Deferred income taxes and other liabilities (Note 11)	13,807	5,575

Commitments and contingencies (Notes 10 and 17)

Minority interests	10,520	26,123

Stockholders’ equity (Note 13):
Common stock, with no par value:
Authorized – 80,000,000 shares
Issued – 40,000,000 shares	20,000	20,000
Retained earnings	336,170	314,094
Accumulated other comprehensive income (loss) (Note 14)	(60,848)	(74,743)

Total stockholders’ equity	295,322	259,351

Total liabilities and stockholders’ equity	¥889,876	¥874,700

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Statements of Income

	Year ended March 31
	2004	2003
	(Millions of yen)
Operating revenue (Note 15):
Equipment sales	¥333,170	¥312,104
Service and rentals	354,744	348,065
Consumables and other	314,356	301,833

	1,002,270	962,002

Costs and expenses (Note 15):
Cost of equipment sales	234,706	225,692
Cost of service and rentals	139,466	135,253
Consumables and other	176,234	180,737

	550,406	541,682
Research and development expenses	84,420	73,844
Selling, general and administrative expenses	307,648	292,912

	942,474	908,438

Operating income	59,796	53,564

Other income (expense):
Interest and dividend income	6,422	6,381
Interest expenses	(3,240)	(4,049)
Exchange losses, net	(2)	(841)
Other, net	(6,401)	(3,571)

	(3,221)	(2,080)

Income before income taxes, minority interests, equity in net earnings of affiliated companies and cumulative effect of change in accounting principle	56,575	51,484
Income taxes (Note 11):
Current	26,335	26,697
Deferred	(2,932)	(1,584)

	23,403	25,113

Income before minority interests, equity in net earnings of affiliated companies and cumulative effect of change in accounting principle	33,172	26,371

Minority interests	(3,172)	(4,675)

Equity in net earnings of affiliated companies	2,560	1,690

Income before cumulative effect of change in accounting principle	32,560	23,386

Cumulative effect of change in accounting for asset retirement obligations, net of related income taxes (Note 2)	(1,695)	—

Net income	¥30,865	¥23,386

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Millions of yen)
Balance at March 31, 2002	¥20,000	¥304,588	¥(26,310)	¥298,278
Comprehensive income (loss):
Net income	—	23,386	—	23,386
Unrealized gains on securities	—	—	(138)	(138)
Unrealized derivative loss	—	—	(82)	(82)
Foreign currency translation	—	—	(8,863)	(8,863)
Minimum pension liability	—	—	(39,350)	(39,350)

Net comprehensive loss				(25,047)
Cash dividends	—	(13,880)	—	(13,880)

Balance at March 31, 2003	20,000	314,094	(74,743)	259,351
Comprehensive income (loss):
Net income	—	30,865	—	30,865
Unrealized gains on securities	—	—	716	716
Unrealized derivative loss	—	—	(134)	(134)
Foreign currency translation	—	—	(1,111)	(1,111)
Minimum pension liability	—	—	14,424	14,424

Net comprehensive income				44,760
Cash dividends	—	(8,789)	—	(8,789)

Balance at March 31, 2004	¥20,000	¥336,170	¥(60,848)	¥295,322

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended March 31
	2004	2003
	(Millions of Yen)
Operating activities
Net income	¥30,865	¥23,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,763	60,326
Increase in retirement and severance benefits, net of cash contributions	7,700	4,292
Deferred income taxes	(2,932)	(1,584)
Loss on disposal of property, plant and equipment	5,007	8,059
Equity in earnings of affiliates, less dividends	(1,483)	(856)
Minority interests in earnings of subsidiaries	3,172	4,675
Changes in operating assets and liabilities:
Receivables	(22,932)	2,367
Finance receivables	5,744	5,025
Inventories	4,207	7,517
Payables	20,681	4,930
Accrued income taxes	(1,158)	3,650
Accrued expenses and other current liabilities	4,126	1,755
Other, net	(2,174)	(2,469)

Net cash provided by operating activities	106,586	121,073

Investing activities
Proceeds from sales of property, plant and equipment	1,174	1,761
Capital expenditures	(49,049)	(44,722)
Payments for purchases of software	(24,755)	(24,981)
Acquisition of businesses, net of cash acquired	(17,085)	(17,481)
Other, net	2,749	1,701

Net cash used in investing activities	(86,966)	(83,722)

Financing activities
Proceeds from long-term debt	5,524	5,340
Repayments of long-term debt	(13,297)	(11,988)
Decrease in short-term debt, net	(10,847)	(22,306)
Increase (decrease) in commercial paper, net	(2,000)	11,000
Dividends paid	(8,789)	(13,880)

Net cash used in financing activities	(29,409)	(31,834)

Effect of exchange rate changes on cash and cash equivalents	(979)	(1,369)

Net increase (decrease) in cash and cash equivalents	(10,768)	4,148
Cash and cash equivalents at beginning of year	53,969	49,821

Cash and cash equivalents at end of year	¥43,201	¥53,969

Cash paid during the year for:
Interest	¥3,298	¥4,237
Income taxes	26,078	23,684

See notes to consolidated financial statements.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2004

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

The Company operates primarily in Japan, China, the Asia Pacific and other regions. The Company has five factories in Japan, two in China (Shenzhen and Shanghai) and one in Korea.

The Company’s principal business is the manufacture and sale of office automation equipment such as copiers and printers and providing related services.

Domestic revenues and overseas revenues from China, the Asia Pacific and other regions based on the location of customers were 74% and 26%, respectively, for the year ended March 31, 2004 and 76% and 24%, respectively, for the year ended March 31, 2003.

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

The Company sells products to customers primarily in Japan, China, the Asia Pacific and other regions. The Company has no customer whose revenues were more than 10% of consolidated revenue. The Company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management’s expectations.

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

Marketable Securities and Investment Securities

The Company has classified its marketable and investment securities as available-for-sale which are reported at fair value with unrealized gains and losses, net of related taxes, excluded from the statement of income and included in other comprehensive income (loss) to be reported as a separate component of stockholders’ equity. The Company does not hold any trading securities or held-to-maturity securities. Realized gains and losses on the sale of available-for-sale securities are determined by the moving-average method. When a decline in value of a marketable security is deemed to be other-than-temporary, the Company recognizes an impairment loss to the extent of the decline. In determining if and when such a decline in value is other-than-temporary, the Company evaluates market conditions, trends of earnings, and other key measures.

Inventories

Inventories are valued at the lower of cost or market with cost generally being determined by the weighted average method.

Property, Plant and Equipment

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

Rental machines	2 –3 years
Buildings and structures	3 – 50
Machinery and equipment	4 – 17
Vehicles	3 – 7
Tools, furniture and fixtures	2 – 20

Software

Certain costs incurred to develop or obtain internal use computer software are capitalized and amortized on a straight-line basis principally over 5 years. Capitalized software for internal use with a cost and accumulated amortization of ¥76,273 million and ¥26,025 million as of March 31, 2004 and ¥65,306 million and ¥25,205 million as of March 31, 2003, respectively, were included in other assets. Amortization expenses of internal use software for the years ended March 31, 2004 and 2003 were ¥9,015 million and ¥8,143 million, respectively.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Until March 31, 2002, it had been amortized on a straight-line basis over the periods of 20 to 40 years, except for goodwill acquired in a business combination completed after June 30, 2001.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have finite lives will continue to be amortized over their useful lives.

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

The Company performs annual goodwill impairment test as of January 1 comparing the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is measured as the difference between the fair value and the carrying amount of goodwill of that particular reporting unit.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, excluding goodwill and other intangible assets not being amortized, for impairment whenever events or changes in business circumstances indicate the carrying amount of the assets may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with an asset group would be compared to the asset group’s carrying amount to determine if a writedown is required. If this evaluation indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated fair value.

Long-lived assets to be disposed of by sale are evaluated at the lower of carrying amount or fair value less cost to sell.

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

The above conditions are generally met when products are delivered to customers for product sales, services are performed or at the inception of leases for revenue from sales-type leases. Associated interest income on sales-type leases is recognized using the effective interest method with the allocation based on the net investment in outstanding leases. Rental from operating leases are recognized as earned over the respective lease terms. Consumable and other includes revenue from toners, ink, papers and copy services, which are recognized upon shipment of consumables or when services are rendered. Certain sales incentives are deducted from revenue.

The Company generally sells or leases copiers with maintenance service contracts. Under the Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the deliverables must be divided into separate units of accounting when the individual deliverables have value to the customer on a stand-alone basis, when there is objective and reliable evidence of the fair value of the undelivered elements, and if the arrangement includes a general right to return the delivered element, delivery or performance of the undelivered element is considered probable. The relative fair value of each unit should be determined and the total consideration of the arrangement should be allocated among the individual units based on their relative fair value. The Company recognizes revenue on the sales of copier upon delivery to customers and revenue on the maintenance service over the term of the contracts based on the respective fair value. Leases are accounted for in accordance with the provisions of FAS 13. EITF was effective for revenue arrangements entered into after June 30, 2003, however, it did not have a significant impact on the Company’s financial position or results of operations.

Shipping and Handling Costs

The Company includes shipping and handling costs, which totaled ¥20,737 million and ¥14,737 million for the years ended March 31, 2004 and 2003, respectively, in selling, general and administrative expenses.

Advertising Costs

Included in selling, general and administrative expenses are advertising costs which are expensed as incurred. Advertising costs amounted to ¥ 8,613 million and ¥10,394 million for the years ended March 31, 2004 and 2003, respectively.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the period in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to their net realizable value if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, to the extent the hedge is effective, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

Asset Retirement Obligations

In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted this standard on April 1, 2003 and recorded a noncash charge of ¥1,695 million, net of related income taxes of ¥1,413 million, related to lease arrangements for certain offices to reflect the cumulative effect of change in accounting principle.

Reclassifications

Certain amounts in prior years’ consolidated financial statements and related footnotes have been reclassified to conform to the presentation in the current year.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Receivables

Receivables at March 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(Millions of yen)
Trade:
Notes	¥8,644	¥9,376
Accounts	167,040	152,935
Other	12,403	7,774

	188,087	170,085
Less allowance for doubtful receivables	(1,717)	(2,096)

	¥186,370	¥167,989

4. Finance Receivables

Finance receivables are recorded for sales-type leases resulting from the marketing of the Company’s equipment. The components of finance receivables at March 31, 2004 and 2003 are as follows:

	2004	2003
	(Millions of yen)
Gross receivables	¥85,228	¥90,661
Unearned income	(13,520)	(14,635)
Less allowance for doubtful receivables	(3,088)	(2,976)

	68,620	73,050
Less current portion	(22,377)	(24,144)

	¥46,243	¥48,906

The future minimum lease payments to be received under sales-type leases as of March 31, 2004 are summarized as follows:

(Millions of yen)
Year ending March 31:
2005	¥30,602
2006	23,076
2007	16,951
2008	10,392
2009	3,857
2010 and thereafter	350

Total future minimum lease payments	¥85,228

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Inventories

Inventories at March 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(Millions of yen)
Finished goods	¥42,887	¥46,339
Parts	5,669	6,209
Raw materials	9,533	7,516
Work in process	7,686	7,847
Supplies	3,832	5,577

	¥69,607	¥73,488

6. Investments

Investments at March 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(Millions of yen)
Investments in affiliates	¥18,863	¥14,214
Investment securities	5,038	3,933

	¥23,901	¥18,147

Investments in affiliates accounted for by the equity method at March 31, 2004 and 2003 were as follows :

	2004	2003
	(Millions of yen)
FUJIFILM Logictics Co., Ltd.	¥4,216	¥—
Xerox International Partnership	8,547	8,434
Taiwan Fuji Xerox Corporation	4,048	4,079
Other investments	2,052	1,701

Investments in affiliates	¥18,863	¥14,214

At April 1, 2003, Fuji Xerox Distribution Co., Ltd (FXDC), a wholly owned subsidiary involved with distribution of the Company’s products was merged with FUJIFILM Logistics Co., Ltd. (FFL), a wholly owned subsidiary of Fuji Photo Film Co., Ltd. As a result, the Company obtained a 39% interest of FFL by replacing 100% ownership of FXDC. The transaction was accounted for as a reorganization of entities under common control. The carrying value of the business contributed was equal to the equity in net assets received.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Investments (continued)

Xerox International Partnership (XIP) is a joint venture 51% owned by Xerox Corporation and 49% owned by the Company.

Taiwan Fuji Xerox Corporation is a joint venture 48% owned by the Company.

There are no significant differences between the carrying value of the investments and the amount of the underlying equity in net assets. There is no readily determinable market value for the Company’s significant affiliates.

Investment securities mainly consist of available-for-sale securities and certain non-marketable equity securities. The cost, gross unrealized gains, gross unrealized losses, and fair value for available-for-sale securities by major security type at March 31, 2004 and 2003 are summarized as follows:

	2004
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Millions of yen)
Japanese and foreign government debt securities	¥100	¥3	¥—	¥103
Corporate debt securities	106	—	—	106
Equity securities	1,459	1,232	24	2,667

	1,665	1,235	24	2,876
Less due within one year	(30)	—	—	(30)

	¥1,635	¥1,235	¥24	¥2,846

	2003
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Millions of yen)
Japanese and foreign government debt securities	¥100	¥7	¥—	¥107
Corporate debt securities	60	—	3	57
Equity securities	1,571	211	215	1,567

	1,731	218	218	1,731
Less due within one year	(30)	—	—	(30)

	¥1,701	¥218	¥218	¥1,701

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Investments (continued)

Non-marketable equity and other securities, which are carried at cost, are ¥2,192 million and ¥2,232 million at March 31, 2004 and 2003, respectively. All investments are reduced to net realizable value for other-than-temporary declines in value.

Gross realized losses on available-for-sale securities, which include the losses recognized on declines in value considered as other-than-temporary, were ¥50 million and ¥671 million for the years ended March 31, 2004 and 2003, respectively. Gross realized gains from the sales of available-for-sale securities for the years ended March 31, 2004 and 2003 were ¥8 million and ¥245 million, respectively. Realized gains and losses and declines in value considered as other-than-temporary are included in other income (expense).

7. Property, Plant and Equipment

Property, plant and equipment at March 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(Millions of yen)
Rental machines	¥82,993	¥84,283
Land	22,132	22,104
Buildings and structures	159,908	153,018
Machinery and equipment	55,182	54,847
Vehicles	2,981	3,586
Tools, furniture and fixtures	178,277	179,815
Construction in progress	5,098	4,020

	506,571	501,673
Accumulated depreciation	(338,423)	(332,958)

	¥168,148	¥168,715

Accumulated depreciation of rental machines at March 31, 2004 and 2003 are ¥58,487 million and ¥59,761 million, respectively.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Goodwill

The changes in goodwill during the years ended March 31, 2004 and 2003 were as follows:

(Millions of yen)
Balance at April 1, 2002	¥98,839
Acquisition	15,693
Impairment	—
Other	(3,077)

Balance at March 31, 2003	111,455
Acquisition	—
Impairment	—
Other	(121)

Balance at March 31, 2004	¥111,334

Other primarily consists of foreign exchange translation adjustments.

9. Short-Term Debt and Long-Term Debt

Short-term debt at March 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(Millions of yen)
Short-term debt, mainly to banks	¥39,993	¥51,359
Commercial paper	12,000	14,000
Current installments of long-term debt	11,042	14,660

	¥63,035	¥80,019

The weighted average interest rates on short-term debt at March 31, 2004 and 2003 were 3.8% and 3.2%, respectively. The weighted average interest rates on commercial paper outstanding at March 31, 2004 and 2003 were 0.018% and 0.02%, respectively.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Short-Term Debt and Long-Term Debt (continued)

Long-term debt at March 31, 2004 and 2003 consist of the following:

	2004	2003
	(Millions of yen)
Unsecured loans from banks and insurance companies due 2004 to 2012, with weighted average interest rates of approximately 1.42% at March 31, 2004 and 1.54% at March 31, 2003	¥49,946	¥53,975
Unsecured yen medium term notes:
1.49% medium term notes, due 2004	—	5,000
0.94% medium term notes, due 2004	—	3,200
0.20% medium term notes, due 2005	3,000	3,000
0.20% medium term notes, due 2005	3,400	3,400
1.99% medium term notes, due 2006	5,000	5,000
0.36% medium term notes, due 2006	3,800	–
Unsecured yen bonds:
0.62% bonds, due 2007	3,000	3,000
0.65% bonds, due 2007	7,500	7,500
1.63% bonds, due 2008	5,000	5,000
1.01% bonds, due 2009	6,100	6,100
1.01% bonds, due 2009	2,000	2,000
1.99% bonds, due 2011	10,000	10,000
1.52% bonds, due 2012	3,000	3,000
Other	3,411	2,933

	105,157	113,108
Less current installments	(11,042)	(14,660)

Long-term debt, excluding current installments	¥94,115	¥98,448

The aggregate annual maturities of long-term debt outstanding at March 31, 2004 are as follows:

(Millions of yen)
Year ending March 31:
2005	¥11,042
2006	11,017
2007	24,406
2008	5,406
2009	24,769
2010 and thereafter	28,517

¥105,157

Fuji Xerox Co., Ltd. and Subsidiaries

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

10. Lease Commitments

The Company and its subsidiaries occupy certain offices and other facilities and use certain equipment under operating lease arrangements. Lease deposits of ¥19,043 million and ¥21,000 million as of March 31, 2004 and 2003, respectively, are included in other assets. The future minimum lease payments required under operating leases which, at March 31, 2004, have initial or remaining noncancelable lease term in excess of one year are summarized as follows:

(Millions of yen)
Year ending March 31:
2005	¥1,823
2006	1,368
2007	863
2008	631
2009	497
2010 and thereafter	390

Total future minimum lease payments	¥5,572

Rental expense under operating leases were ¥28,186 million and ¥27,212 million for the years ended March 31, 2004 and 2003, respectively.

11. Income Taxes

Income taxes applicable to the Company and its domestic subsidiaries comprise corporation, inhabitants’ and enterprise taxes which, in the aggregate, result in a statutory tax rate of approximately 42%. A change in the Japanese local tax regulations, enacted in March 2003 and effective on April 1, 2004, reduces the enterprise tax rate from 9.6% to 7.2%. When effective, the combined Japanese statutory tax rate will be reduced from approximately 42% to 40.5%. The lower combined statutory tax rate resulted in reductions of the Company’s deferred tax assets of ¥1,207 million and ¥2,612 million as of March 31, 2004 and 2003, respectively.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Income Taxes (continued)

The effective tax rates reflected in the consolidated statements of income for the years ended March 31, 2004 and 2003 differ from the statutory tax rate due to the following reasons:

	2004	2003
Japanese statutory tax rate	42.0%	42.0%
Expenses not deductible for tax purposes	2.1	2.0
Lower effective tax rates of other countries	(3.6)	(2.7)
Reduction in deferred tax assets resulting from change in tax rate	2.1	5.1
R&D Credit	(2.4)	(1.2)
Other	1.2	3.6

Effective tax rates	41.4%	48.8%

Income before taxes for the years ended March 31, 2004 and 2003 was taxed in the following jurisdictions:

	2004	2003
	(Millions of yen)
Domestic	¥41,287	¥40,506
Foreign	15,288	10,978

	¥56,575	¥51,484

The provision (benefit) for income taxes for the years ended March 31, 2004 and 2003 consisted of the following:

	2004	2003
	(Millions of yen)
Current:
Domestic	¥23,328	¥23,157
Foreign	3,007	3,540

	26,335	26,697
Deferred:
Domestic	(4,683)	(1,099)
Foreign	1,751	(485)

	(2,932)	(1,584)

	¥23,403	¥25,113

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Income Taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at March 31, 2004 and 2003 are presented below:

	2004	2003
	(Millions of yen)
Deferred tax assets:
Inventory valuation allowance	¥3,973	¥4,949
Intercompany profits in inventory	2,890	2,967
Depreciation of property, plant and equipment	5,269	5,069
Investment securities	2,726	3,007
Accrued bonus	10,482	9,325
Compensated absences	2,773	2,628
Accrued expenses	2,776	1,727
Retirement and severance benefits	25,955	18,980
Minimum pension liability adjustments	37,795	49,018
Net operating loss carryforwards	817	443
Other	9,488	6,892

	104,944	105,005
Less valuation allowance	(478)	—

Total deferred tax assets	104,466	105,005
Deferred tax liabilities:
Reserve for tax purposes	(1,091)	(1,368)
Lease accounting	(3,419)	(2,231)
Accelerated depreciation	(1,654)	(637)
Goodwill	(8,151)	(5,469)
Other	(699)	(319)

Total deferred tax liabilities	(15,014)	(10,024)

Net deferred tax assets	¥89,452	¥94,981

The net change in the total valuation allowance, which primarily relates to deferred tax asset on net operating loss carry-forwards, was an increase of ¥478 million and a decrease of ¥314 million for the years ended March 31, 2004 and 2003, respectively.

At March 31, 2004, certain subsidiaries of the Company have net operating loss carryforwards for income tax purposes amounting to ¥2,476 million, which are available to offset future taxable income, if any. The amount will expire through 2009.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries and affiliates amounting to approximately ¥50,979 million and ¥40,707 million at March 31, 2004 and 2003, respectively, as the Company considers such earnings to be permanently invested. Deferred income taxes have also not been provided on undistributed earnings of its domestic subsidiaries as such earnings, if distributed in the form of dividends, are not taxable under present tax laws.

Fuji Xerox Co., Ltd. and Subsidiaries

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

In January 2003, the Company obtained the approval of the Japanese government to eliminate future benefit obligations related to the governmental welfare component of the defined benefit plan, over which the Japanese government will take responsibility. The Company obtained the final approval from the Japanese government in January 2004 under which the Company will be relieved of all past benefit obligations under the governmental welfare component of the plans, with the transfer to the government of certain specified amounts, to be computed by a government specified formula, from the assets of the Company’s pension plans. The entire settlement process is planned to be made during the year ending March 31, 2005. The Company will account for the elimination of future benefit obligations and relief of past obligations with the transfer of assets as the culmination of a series of steps in a single settlement transaction. Based on current assumptions, the Company estimates that this transaction would result in a decrease of approximately ¥181,000 million in the benefit obligations. However, the ultimate gain or loss to be recognized for the year ending March 31, 2005 has not been determined.

Most foreign subsidiaries have various retirement plans, primarily defined contribution plans, covering substantially all of their employees. The funding policy for such defined contribution plans is to contribute annually an amount equal to a certain percentage of the participant’s annual salary.

The Company uses a March 31 measurement date for the majority of its plans.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Retirement and Severance Benefits (continued)

Reconciliation of beginning and ending balances of the benefit obligations and the fair value of the plan assets, the funded status and amounts recognized in the consolidated balance sheets are as follows:

	2004	2003
	(Millions of yen)
Changes in benefit obligations:
Benefit obligations at beginning of year	¥509,235	¥451,509
Service cost	15,665	18,160
Interest cost	11,096	11,237
Plan participants’ contributions	—	1,857
Actuarial loss	21,575	31,419
Benefits paid	(4,847)	(4,546)
Foreign currency translation and other	(3,630)	(401)

Benefit obligations at end of year	549,094	509,235
Changes in plan assets:
Fair value of plan assets at beginning of year	240,283	258,165
Actual gain (loss) on plan assets	43,123	(38,095)
Employers’ contributions	20,042	21,320
Plan participants’ contributions	—	1,857
Benefits paid	(3,537)	(3,150)
Foreign currency translation and other	(1,065)	186

Fair value of plan assets at end of year	298,846	240,283

Funded status	(250,248)	(268,952)
Unrecognized net actuarial loss	190,649	223,546
Unrecognized prior service costs (credit)	(13,984)	(15,979)
Unrecognized net transition obligation	1,756	2,060

Net amount recognized	¥(71,827)	¥(59,325)

	2004	2003
	(Millions of yen)
Amounts recognized in the consolidated balance sheets consist of:
Retirement and severance benefits	¥(166,693)	¥(184,820)
Additional minimum liability adjustments:
Intangible asset	3,859	4,464
Accumulated other comprehensive loss, pretax	91,007	121,031

Net amount recognized	¥(71,827)	¥(59,325)

The accumulated benefit obligations for defined benefit pension plans were ¥464,566 million and ¥464,925 million at March 31, 2004 and 2003, respectively.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Retirement and Severance Benefits (continued)

Components of net periodic benefit cost for the years ended March 31, 2004 and 2003 are as follows:

	2004	2003
	(Millions of yen)
Components of net periodic benefit cost:
Service cost	¥15,665	¥18,160
Interest cost	11,096	11,237
Expected return on plan assets	(7,131)	(7,712)
Recognized net actuarial loss	11,768	7,228
Amortization of unrecognized prior service costs (credit)	(1,226)	(1,287)
Amortization of unrecognized net transition obligation	304	304

Net periodic benefit cost	¥30,476	¥27,930

The assumptions used to determine benefit obligations in accounting for the plans are as follows:

	2004	2003
Weighted-average discount rate	2.0%	2.2%
Rate of future compensation increase	2.0%	2.0%

The assumptions used to net periodic benefit cost in accounting for the plans are as follows:

	2004	2003
Weighted-average discount rate	2.2%	2.5%
Rate of future compensation increase	2.0%	2.5%
Expected long-term rate of return on plan assets	3.0%	3.0%

An increase in benefit obligations resulting from the change in the discount rate is included in actuarial loss in the table of changes in benefit obligations presented above.

The expected long-term rate of return on plan assets reflects the plan’s asset allocation and an evaluation of the historical behavior of the Company’s portfolio.

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Retirement and Severance Benefits (continued)

The Company’s target allocation in 2005 and actual weighted-average asset allocations at March 31, 2004 and 2003, by asset category, are as follows:

Asset Category	Target Allocation	2004	2003
Equity securities	59%	36.3%	48.8%
Debt securities	41%	31.4%	45.7%
Cash and cash equivalents	—%	31.9%	5.5%
Real estate and other	—%	0.4%	0.0%

Total	100%	100.0%	100.0%

As a result of the impending transfer of governmental welfare plan to the Japanese government, as described before, the Company gradually shifted the asset allocation to increase cash and cash equivalents from other categories. Upon completion of the transfer, the Company will implement an amended defined benefit pension plan and a new defined contribution plan. Although the details of the new plans, including asset allocation, have not been defined, the investment policies for the new pension plans will be designated to meet future benefit payment requirement. The asset allocation above is based on the existing pension plan.

Although the amount is subject to change due to pension plan amendments, the Company expects to contribute approximately ¥22,000 million to the defined benefit pension plans for the year ending March 31, 2005.

Payments to directors and statutory auditors, corporate officers and part-time employees are based on separate plans. As of March 31, 2004 and 2003, ¥4,952 million and ¥4,978 million, respectively have been accrued and are included in the liability for retirement and severance benefits in the accompanying consolidated balance sheets.

Total charges to income for retirement and severance benefits for the years ended March 31, 2004 and 2003 amounted to ¥31,046 million and ¥28,548 million, respectively.

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

The accompanying consolidated financial statements do not include any provision for cash dividends in the amount of ¥7,438 million proposed by the Company for the year ended March 31, 2004.

The amount available for dividends under the Commercial Code of Japan is based on the amount recorded in the Company’s nonconsolidated books of account in accordance with financial accounting standards of Japan and approximated ¥236,246 million at March 31, 2004.

14. Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at March 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(Millions of yen)
Unrealized gains on securities	¥716	¥—
Unrealized derivative hedging gains (losses)	(204)	(70)
Foreign currency translation adjustments	(7,861)	(6,750)
Minimum pension liability adjustments	(53,499)	(67,923)

	¥(60,848)	¥(74,743)

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Other Comprehensive Income (Loss)

Related tax effects allocated to the change in each component of other comprehensive income (loss) for the years ended March 31, 2004 and 2003 are as follows:

	2004
	Pre-tax amount	Tax (expense) or benefit	Net-change
	(Millions of yen)
Unrealized gains on securities:
Increase in unrealized gains	¥1,165	¥(476)	¥689
Reclassification adjustments	46	(19)	27

	1,211	(495)	716
Unrealized derivative loss:
Increase in unrealized hedge derivative loss	(1,671)	696	(975)
Reclassification adjustments	1,437	(596)	841

	(234)	100	(134)
Foreign currency translation adjustments	(1,111)	—	(1,111)
Minimum pension liability adjustments	24,242	(9,818)	14,424

	¥24,108	¥(10,213)	¥13,895

	2003
	Pre-tax amount	Tax (expense) or benefit	Net-change
	(Millions of yen)
Unrealized gains on securities:
Decrease in unrealized gains	¥(338)	¥142	¥(196)
Reclassification adjustments	100	(42)	58

	(238)	100	(138)
Unrealized derivative loss:
Increase in unrealized hedge derivative loss	(1,552)	651	(901)
Reclassification adjustments	1,413	(594)	819

	(139)	57	(82)
Foreign currency translation adjustments	(8,863)	—	(8,863)
Minimum pension liability adjustments	(68,709)	29,359	(39,350)

	¥(77,949)	¥29,516	¥(48,433)

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Accounts and Transactions with Stockholders

Accounts receivable from and payable to stockholders and their affiliates at March 31, 2004 and 2003 are summarized as follows:

	Accounts
	Receivable	Payable
	(Millions of yen)
2004
Fuji Photo Film Co., Ltd. and affiliates	¥3,339	¥6,097
Xerox Corporation and affiliates	22,479	5,861
2003
Fuji Photo Film Co., Ltd. and affiliates	¥3,297	¥2,566
Xerox Corporation and affiliates	17,591	5,294

Transactions with stockholders and their affiliates for the years ended March 31, 2004 and 2003 are summarized as follows:

	Transactions
	Sales	Purchases	Royalties and other expenses	Expenses recovered
	(Millions of yen)
2004
Fuji Photo Film Co., Ltd. and affiliates	¥12,874	¥8,448	¥28,007	¥—
Xerox Corporation and affiliates	112,894	16,386	15,316	3,107
2003
Fuji Photo Film Co., Ltd. and affiliates	¥12,023	¥8,551	¥876	¥—
Xerox Corporation and affiliates	92,935	14,418	14,590	4,435

The Company pays a royalty to Xerox Corporation based on its revenue; as defined, for the use of certain trademarks and technology, through March 2009 under a Technology Agreement. From 2004, the Company pays FUJIFILM Logistics Co., Ltd. for transportation, warehousing and handling charges for the Company’s products, which is determined based on the size, weight of product and transportation distance, etc.

The Company has a long term supply agreement with Xerox Corporation, which was entered into in December 1990 and is effective through December 2005, with an extension right if both parties agree. Under the agreement, the Company made a prepayment of approximately US$70 million and was entitled to purchase specified products at cost, without mark-ups, from Xerox Corporation. As of March 31, 2004, the unamortized balance of the prepayment amounted to approximately US$12.1 million (¥1,458 million).

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Forward foreign exchange contracts and currency swap agreements are agreements to exchange different currencies at specified exchange rates on a specific future date. Interest rate swap agreements have the effect of changing floating rate to fixed rate interest or fixed rate to floating rate interest. Certain agreements are combinations of interest rate and foreign currency swap transactions.

Fair Values of Financial Instruments

The estimated fair values of financial instruments at March 31, 2004 and 2003 are summarized as follows:

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Millions of yen)
Marketable securities	¥30	¥30	¥30	¥30
Investment securities	5,038	5,038	3,933	3,933
Long-term debt, including current portion	(105,157)	(106,439)	(113,108)	(117,347)
Foreign exchange contracts	8	8	(429)	(429)
Currency swap agreements	(1,652)	(1,652)	(711)	(711)
Interest rate swap agreements	(403)	(403)	(818)	(818)
Cross currency interest rate swap agreements	(308)	(308)	(691)	(691)

Fuji Xerox Co., Ltd. and Subsidiaries

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

Marketable Securities and Investment securities: The fair values of the marketable securities and investment securities (exclusive of non-marketable equity and other securities) are based on quoted market prices.

Long-Term Debt: The fair values of long-term debt instruments are based on the present value of future cash flows associated with each instrument discounted using the current borrowing rate for similar debt instruments of comparable maturity.

Derivative Financial Instruments: The fair values of forward foreign exchange contracts, currency swap agreements, interest rate swap agreements and cross currency interest rate swap agreements are estimated based on quotes from brokers and reflect the estimated amounts that the Company would receive (or pay) to terminate the contracts at the reporting date.

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

Information with Respect to Cash Flow Hedges:

The Company has entered into forward foreign exchange contracts to protect against the increase or decrease in value of forecasted intercompany purchases or export sales denominated in foreign currencies over the next year (maximum length of time is through July 2004).

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Financial Instruments (continued)

Accounting for and Reporting of Derivative Instruments and Hedging Activities (continued)

In addition, the Company entered into a currency swap and cross currency interest rate swaps that effectively convert a portion of the underlying debt amounts to fixed interest rate and to functional currencies for the next two years (maximum length of time is through May 2006), thus reducing the impact of foreign currency exchange rate and interest rate changes on future income. The forecasted cash flows associated with approximately ¥10,708 million of the outstanding debt of the Company were designated as the hedged items to a currency swap and cross currency interest rate swaps at March 31, 2004.

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

At March 31, 2004, the Company expects to reclassify ¥316 million of net losses on derivatives from accumulated other comprehensive income to earnings during the next twelve months due to actual export sales and import purchases and the payment of the underlying debt.

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

Fuji Xerox Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Commitments and Contingencies

The Company guarantees certain indebtedness of others and other obligations. At March 31, 2004, the maximum potential amount of future payments (undiscounted) the Company as a guarantor could be required to make under the guarantee was ¥27,560 million, most of which are guarantees of their employees’ mortgage loans to financial institutions. In the event of insolvency of their employees, the Company will need to pay the default mortgage on behalf of the employees. These guarantees are secured by the mortgaged property. The term of the mortgage loan guarantees are from 5 to 30 years. As of March 31, 2004, the carrying amount of the liability for the Company’s obligations under the guarantee was insignificant.

18. Acquisitions

During the year ended March 31, 2004, the Company and its marketing subsidiaries purchased the stock of certain marketing subsidiaries from the respective minority shareholders in order to increase the Company’s ownership from 51% to primarily 81% for the purpose of restructuring its marketing channels. On a combined basis, the Company paid ¥17,085 million in cash. The excess of the net assets acquired over the acquisition cost have been allocated to the assets acquired. There was no goodwill recognized from these transactions.

In February 2003, the Company purchased certain printer business operations for ¥17,481 million, in cash, in order to strengthen its core business and increase its market share as a leading provider of laser printers. As a result of the acquisition, the Company recorded ¥15,693 million of goodwill, which is being amortized for tax purposes on a straight-line basis over 5 years but is not amortized for accounting purpose, and ¥565 million for patents, which is amortized on a straight-line basis over 8 years for both accounting and income tax purposes. The results of operation of the acquired printer business was included in the Company’s consolidated financial statements since the acquisition date.

The unaudited pro forma financial information assumes that the printer business acquired in the fiscal year ended March 31, 2003 had been acquired at the beginning of the fiscal year. This pro forma financial information is presented for information purpose only and is not necessarily indicative of the results of future operations. Pro forma unaudited net sales and net income would have been ¥989,532 million and ¥25,188 million, respectively, for the year ended March 31, 2003.