Form 10-Q
period 2004-06-30
XEROX CORP
filed 2004-08-03
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common Stock, $1 par value	839,106,777 shares

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

Competition—We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. To remain competitive, we must develop new products, services, and applications and periodically enhance our existing offerings. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.

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

Debt—We have and will continue to have a substantial amount of debt and other obligations. As of June 30, 2004, we had $10.3 billion of total debt ($4.3 billion of which is secured by finance receivables) and $1.8 billion of liabilities to trusts issuing preferred securities. Cash and cash equivalents were $2.5 billion at June 30, 2004. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—Our liquidity is a function of our ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of our finance receivables portfolios. With $2.5 billion of cash and cash equivalents on hand at June 30, 2004 and borrowing capacity under our 2003 Credit Facility of $700 million, less $15 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of June 30, 2004, $2.6 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At June 30, 2004, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Litigation—We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (ERISA), as discussed in Note 10 to the Condensed Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

XEROX CORPORATION

Form 10-Q

June 30, 2004

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions, except per-share data)
Revenues
Sales	$1,759	$1,696	$3,440	$3,285
Service, outsourcing and rentals	1,860	1,970	3,768	3,887
Finance income	234	254	472	505

Total Revenues	3,853	3,920	7,680	7,677

Costs and Expenses
Cost of sales	1,123	1,069	2,235	2,070
Cost of service, outsourcing and rentals	1,052	1,096	2,154	2,185
Equipment financing interest	86	93	175	185
Research and development expenses	187	225	380	461
Selling, administrative and general expenses	1,050	1,089	2,086	2,109
Restructuring charges	33	37	39	45
Provision for litigation	—	—	—	300
Other expenses, net	50	201	137	358

Total Costs and Expenses	3,581	3,810	7,206	7,713

Income (Loss) from Continuing Operations before Income Taxes and Equity Income	272	110	474	(36)
Income taxes (benefits)	91	40	158	(27)
Equity in net income of unconsolidated affiliates	27	16	57	30

Income from Continuing Operations	208	86	373	21
Gain on sale of ContentGuard, net of income taxes of $26	—	—	83	—

Net Income	$208	$86	$456	$21
Less: Preferred stock dividends, net	(21)	(11)	(45)	(21)

Income Available to Common Shareholders	$187	$75	$411	$—

Basic Earnings per Share
Earnings from Continuing Operations	$0.23	$0.10	$0.41	$—
Net Earnings per Share	$0.23	$0.10	$0.51	$—
Diluted Earnings per Share
Earnings from Continuing Operations	$0.21	$0.09	$0.38	$—
Net Earnings per Share	$0.21	$0.09	$0.46	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2004	December 31, 2003
	(In millions, except share data in thousands)
Assets
Cash and cash equivalents	$2,542	$2,477
Accounts receivable, net	2,037	2,159
Billed portion of finance receivables, net	454	461
Finance receivables, net	2,850	2,981
Inventories	1,225	1,152
Other current assets	1,150	1,105

Total Current Assets	10,258	10,335
Finance receivables due after one year, net	4,961	5,371
Equipment on operating leases, net	350	364
Land, buildings and equipment, net	1,731	1,827
Investments in affiliates, at equity	702	644
Intangible assets, net	307	325
Goodwill	1,746	1,722
Deferred tax assets, long-term	1,468	1,526
Other long-term assets	1,974	2,477

Total Assets	$23,497	$24,591

Liabilities and Equity
Short-term debt and current portion of long-term debt	$4,219	$4,236
Accounts payable	901	1,010
Accrued compensation and benefits costs	422	532
Unearned income	223	251
Other current liabilities	1,356	1,540

Total Current Liabilities	7,121	7,569
Long-term debt	6,051	6,930
Pension and other benefit liabilities	1,079	1,058
Post-retirement medical benefits	1,268	1,268
Liabilities to subsidiary trusts issuing preferred securities	1,751	1,809
Other long-term liabilities	1,147	1,278

Total Liabilities	18,417	19,912
Series B convertible preferred stock	—	499
Series C mandatory convertible preferred stock	889	889
Common stock and additional paid in capital	3,801	3,239
Retained earnings	1,726	1,315
Accumulated other comprehensive loss	(1,336)	(1,263)

Total Liabilities and Equity	$23,497	$24,591

Shares of common stock issued and outstanding	839,107	793,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Cash Flows from Operating Activities:
Net income	$208	$86	$456	$21
Adjustments required to reconcile net income to cash flows from operating activities:
Gain on sale of ContentGuard, net of tax	—	—	(83)	—
Provision for litigation	—	—	—	300
Depreciation and amortization	168	189	343	388
Provisions for receivables and inventory	47	98	98	173
Net (gain) loss on sales of businesses and assets	(40)	6	(50)	8
Undistributed equity in net income of unconsolidated affiliates	(11)	(7)	(34)	(20)
Loss on early extinguishment of debt	—	73	—	73
Restructuring charges	33	37	39	45
Cash payments for restructurings	(44)	(73)	(104)	(253)
Contributions to pension benefit plans	(232)	(32)	(249)	(52)
Early termination of derivative contracts	—	—	60	—
(Increase) decrease in inventories	(58)	17	(131)	17
Increase in on-lease equipment	(62)	(36)	(102)	(72)
Decrease in finance receivables	120	162	298	345
Decrease in accounts receivable and billed portion of finance receivables	24	100	63	75
Increase (decrease) in accounts payable and accrued compensation	70	136	(13)	(21)
Net change in income tax assets and liabilities	2	(48)	22	(139)
Decrease in other current and long-term liabilities	(2)	(47)	(87)	(51)
Other, net	33	21	(27)	4

Net cash provided by operating activities	256	682	499	841

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(47)	(44)	(95)	(79)
Proceeds from sales of land, buildings and equipment	7	3	39	4
Cost of additions to internal use software	(12)	(14)	(20)	(24)
Proceeds from divestitures and investments, net	119	26	186	29
Net change in escrow and other restricted investments	158	19	191	(34)

Net cash provided by (used in) investing activities	225	(10)	301	(104)

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	693	329	1,197	1,142
Debt payments on secured financings	(404)	(516)	(977)	(975)
Net cash payments on debt	(500)	(2,598)	(909)	(2,856)
Net proceeds from issuance of mandatory convertible preferred stock	—	889	—	889
Proceeds from issuances of common stock	18	457	47	460
Dividends on preferred stock	(30)	(11)	(55)	(22)
Dividends to minority shareholders	(1)	(1)	(1)	(1)

Net cash used in financing activities	(224)	(1,451)	(698)	(1,363)

Effect of exchange rate changes on cash and cash equivalents	(13)	23	(37)	18

Increase (decrease) in cash and cash equivalents	244	(756)	65	(608)
Cash and cash equivalents at beginning of period	2,298	3,035	2,477	2,887

Cash and cash equivalents at end of period	$2,542	$2,279	$2,542	$2,279

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

With $2.5 billion of cash and cash equivalents on hand at June 30, 2004 and borrowing capacity under our 2003 Credit Facility of $700, less $15 utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants, financial maintenance covenants and other limitations. The indentures governing our outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of June 30, 2004, $2.6 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At June 30, 2004, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and we expect to remain in full compliance for at least the next

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us and assuming a similar facility was not established, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

2. Stock-Based Compensation:

We do not recognize compensation expense relating to employee stock options because the exercise price is equal to the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income (loss) and income (loss) per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income—as reported	$208	$86	$456	$21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	13	20	27	38

Net income (loss)—pro forma	$195	$66	$429	$(17)

Basic EPS—as reported	$0.23	$0.10	$0.51	$—
Basic EPS—pro forma	0.21	0.07	0.48	(0.05)
Diluted EPS—as reported	$0.21	$0.09	$0.46	$—
Diluted EPS—pro forma	0.20	0.07	0.44	(0.05)

The pro forma periodic compensation expense amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense ratably over the vesting period, and additional options may be granted in future years.

3. Divestitures and Other:

In April 2004, we completed the sale of our ownership interest in ScanSoft, Inc. (“Scansoft”) to affiliates of Warburg Pincus for approximately $79 in cash, net of transaction costs. Prior to the sale, we beneficially owned approximately 15% of ScanSoft’s outstanding equity interests. The sale resulted in an after-tax gain of approximately $30 ($38 pre-tax). Prior to this transaction, our investment in Scansoft was accounted for as an investment “available for sale” in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The gain is classified within Other expenses, net in the condensed consolidated statements of income.

In the first quarter 2004, we sold all but 2 percent of our 75 percent ownership interest in ContentGuard Inc, (“ContentGuard”) to Microsoft Corporation and Time Warner Inc. for $66 cash. The sale resulted in an after-tax gain of approximately $83 ($109 pre-tax) and reflects our recognition of cumulative operating losses. The gain on the sale has been presented within the statement of income considering the reporting requirements related to

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

discontinued operations pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The revenues, operating results and net assets of ContentGuard were immaterial for all periods presented. ContentGuard, which was originally created out of research developed at the Xerox Palo Alto Research Center (PARC), licenses intellectual property and technologies related to digital rights management.

In May 2002, we transferred part of our financing operations in Germany to a GE entity in order to finance certain prospective leasing business. In conjunction with this transaction, we received loans from GE secured by existing finance receivables that were transferred to this GE entity. At December 31, 2003, we consolidated this entity pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) because we retained substantive rights related to the transferred finance receivables and were therefore deemed to be the primary beneficiary. During the first quarter 2004, the entity was deconsolidated because we were no longer deemed to be the primary beneficiary as the transferred finance receivables had been reduced to a level whereby we no longer retained significant risks relative to the total assets of the entity. Further, we are not providing loss protection on the new leasing business entered into by the entity. The deconsolidation of the entity reduced our assets by $114 and our debt and related securities by $84 as compared to December 31, 2003.

4. Restructuring Programs:

The restructuring charges in the Condensed Consolidated Statements of Income totaled $39 and $45 for the six months ended June 30, 2004 and 2003, respectively. Detailed information related to restructuring program activity during the six months ended June 30, 2004 is outlined below.

Restructuring Activity	Ongoing Programs	Turnaround Program	Total
Ending Balance December 31, 2003	$179	$42	$221
Provision	46	1	47
Reversals of prior accruals	(7)	(1)	(8)
Charges against reserve and currency	(104)	(10)	(114)

Ending Balance June 30, 2004	$114	$32	$146

Reconciliation to Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Restructuring provision	$36	$40	$47	$60
Restructuring reversal	(3)	(3)	(8)	(15)

Restructuring charges	$33	$37	$39	$45

Reconciliation to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Charges to reserve, all programs	$(47)	$(78)	$(114)	$(280)
Pension curtailment, special termination benefits and settlements	1	12	7	25
Effects of foreign currency and other non-cash	2	(7)	3	2

Cash payments for restructurings	$(44)	$(73)	$(104)	$(253)

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Beginning in the fourth quarter of 2002, after effectively completing initiatives under our Turnaround program, we initiated a series of ongoing restructuring initiatives designed to continue to achieve the cost savings resulting from realized productivity improvements. These ongoing initiatives included downsizing our employee base and the outsourcing of certain internal functions. The initiatives are not individually significant and primarily include severance actions and impact all geographies and segments. During 2004, we provided an additional $39 for ongoing restructuring programs, including net reversals of $7, related to changes in estimates in severance costs from previously recorded actions. The additional provision consisted of $37, primarily related to the elimination of over 900 positions primarily in North America and Latin America, $7 for pension settlements and $2 for lease terminations. The following tables summarize the total amount of costs incurred in connection with these on-going restructuring programs and the cumulative amount incurred as of June 30, 2004 as well as the total costs expected to be incurred for initiatives identified to date:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2003	Net amount incurred for the six months ended June 30, 2004	Cumulative amount incurred as of June 30, 2004	Total expected to be incurred *
Production	$228	$8	$236	$243
Office	168	17	185	191
DMO	67	13	80	80
Other	116	1	117	122

Total Provisions	$579	$39	$618	$636

*	The total amount of $636 represents the cumulative amount incurred through June 30, 2004 plus additional expected restructuring charges of $18 related to initiatives identified to date but not yet recognized in the Condensed Consolidated Financial Statements.

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2003	Amount incurred for the six months ended June 30, 2004	Cumulative amount incurred as of June 30, 2004	Total expected to be incurred *
Severance and related costs	$483	$37	$520	$534
Lease cancellation and other costs	51	2	53	57
Asset impairments	45	—	45	45

Total provisions	$579	$39	$618	$636

5. Inventories:

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Finished goods	$928	$911
Work in process	93	74
Raw materials	204	167

Total inventories	$1,225	$1,152

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

6. Common Shareholders’ Equity:

Common shareholders’ equity consisted of:

	June 30, 2004	December 31, 2003
Common stock	$840	$794
Additional paid in capital	2,961	2,445
Retained earnings	1,726	1,315
Accumulated other comprehensive loss (1)	(1,336)	(1,263)

Total	$4,191	$3,291

(1)	Accumulated other comprehensive loss at June 30, 2004 was comprised of cumulative translation adjustments of $(1,073), a minimum pension liability of $(273) and unrealized cash flow hedging gains of $10.

Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$208	$86	$456	$21
Translation adjustments	(80)	194	(96)	213
Unrealized gains on marketable securities	—	—	1	—
Realized gain on marketable securities	(18)	—	(18)	—
Adjustment for minimum pension liability (1)	—	(6)	31	(91)
Cash flow hedge adjustments	10	—	9	1

Comprehensive income	$120	$274	$383	$144

(1)	The change of $31 in the minimum pension liability since December 31, 2003 relates to our portion of a minimum pension liability reduction recorded by Fuji Xerox during the period.

On May 27, 2004, all 6.2 million of our Employee Stock Ownership Plan (ESOP) Series B convertible preferred shares, which carried a $6.25 annual dividend per share, were redeemed for 37 million common shares in accordance with the original conversion provisions of the preferred shares. The redemption was accounted for through a transfer of $483 from preferred stock to common stock and additional paid-in-capital. Dividends were paid through the redemption date of May 27, 2004. The redemption had no impact on net income or diluted earnings per share (“EPS”) as such shares were previously included in our EPS computation in accordance with the “if converted” methodology.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

7. Interest Expense and Income:

Interest expense and interest income for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest expense (1)	$170	$241	$354	$479
Interest income (2)	263	266	516	527

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

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

8. Segment Reporting:

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. In 2004, we reclassified the operations of our Central and Eastern European entities to DMO to align our segment reporting with how we manage our business. Operating profit was reclassified for this change, as well as for certain other expense allocations. The following tables illustrate the impact of these changes on segment revenue and operating profit for 2003 and our 2004 Annual Report on Form 10-K will reflect these changes for all periods presented:

	Three Months Ended
Revenue	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Production	$(8)	$(9)	$(10)	$(13)	$(40)
Office	(14)	(15)	(14)	(18)	(61)
DMO	32	35	34	46	147
Other	(10)	(11)	(10)	(15)	(46)

Total	$—	$—	$—	$—	$—

Operating Profit
Production	$(2)	$(1)	$(15)	$(3)	$(21)
Office	1	(2)	(5)	(5)	(11)
DMO	4	4	4	9	21
Other	(3)	(1)	16	(1)	11

Total	$—	$—	$—	$—	$—

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

The Production segment includes black and white products which operate at speeds over 90 pages per minute and color products which operate at speeds over 40 pages per minute. Products include the Xerox iGen3 digital color production press, Nuvera, DocuTech, DocuPrint, Xerox 2101 and DocuColor families, as well as older technology light-lens products. These products are sold, predominantly through direct sales channels in North America and Europe, to Fortune 1000, graphic arts, government, education and other public sector customers.

The Office segment includes black and white products which operate at speeds up to 90 pages per minute and color devices up to 40 pages per minute. Products include the suite of CopyCentre, WorkCentre, and WorkCentre Pro digital multifunction systems, DocuColor color multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers and facsimile products. These products are sold through direct and indirect sales channels in North America and Europe to global, national and mid-size commercial customers as well as government, education and other public sector customers.

The DMO segment includes our operations in Latin America, Central and Eastern Europe, the Middle East, India, Eurasia, Russia and Africa. This segment includes sales of products that are typical to the aforementioned segments, however, management serves and evaluates these markets on an aggregate geographic basis, rather than on a product basis.

The segment classified as Other, includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Group (predominantly paper), Small Office/Home Office (“SOHO”), Wide Format Systems, Xerox Technology Enterprises and consulting services, royalty and license revenues. Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the Production, Office and DMO segments including non-financing interest and other corporate costs.

Operating segment revenues and profitability for the three months ended June 30, 2004 and 2003 were as follows:

	Production	Office	DMO	Other (1)	Total
2004
Total segment revenues	$1,122	$1,869	$417	$445	$3,853

Segment profit	$90	$199	$8	$35	$332

2003
Total segment revenues	$1,107	$1,923	$445	$445	$3,920

Segment profit (loss)	$112	$158	$52	$(86)	$236

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Operating segment revenues and profitability for the six months ended June 30, 2004 and 2003 were as follows:

	Production	Office	DMO	Other (1)	Total
2004
Total segment revenues	$2,216	$3,726	$837	$901	$7,680

Segment profit	$168	$360	$30	$12	$570

2003
Total segment revenues	$2,163	$3,743	$840	$931	$7,677

Segment profit (loss)	$202	$315	$85	$(190)	$412

(1)	The $73 loss associated with extinguishment of debt on the 2002 Credit Facility, previously reflected in Other segment profit (loss) for the three and six months ended June 30, 2003, has been reclassified and is reflected in the reconciliation to pre-tax income (loss) below.

The following is a reconciliation to pre-tax income (loss):

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Total segment profit	$332	$236	$570	$412
Reconciling items:
Restructuring and asset impairment charges	(33)	(37)	(39)	(45)
2002 credit facility fee write-off	—	(73)	—	(73)
Provision for litigation	—	—	—	(300)
Allocated item:
Equity in net income of unconsolidated affiliates	(27)	(16)	(57)	(30)

Pre-tax income (loss)	$272	$110	$474	$(36)

9. Investment in Fuji Xerox:

Our equity in net income of our unconsolidated affiliates for the three and six months ended June 30, 2004 and 2003, was as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Fuji Xerox	$22	$12	$48	$19
Other investments	5	4	9	11

Total	$27	$16	$57	$30

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed financial data of Fuji Xerox for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Summary of Operations
Revenues	$2,195	$1,986	$4,778	$4,103
Cost and Expenses	2,072	1,861	4,475	3,893
Income before income taxes	123	125	303	210
Income taxes	45	51	120	112
Minorities’ interests	4	9	9	19
Cumulative effect of change in accounting principle	—	14	—	14

Net income	$74	$51	$174	$65

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

Product Warranty Liabilities:

In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our lower-end products in the Office segment, where full service maintenance agreements are not

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

available. In these instances, we record warranty obligations at the time of the sale. The following table summarizes product warranty activity for the six months ended June 30, 2004 and 2003:

	2004	2003
Balance as of January 1	$19	$25
Provisions and adjustments	24	28
Payments	(21)	(27)

Balance as of June 30	$22	$26

Tax related contingencies:

At June 30, 2004, our Brazilian operations had received assessments levied against it for indirect and other taxes which, inclusive of interest, were approximately $455. The change since the December 31, 2003 disclosed amount of $449 is primarily due to indexation and interest, additional assessments and currency. The assessments principally relate to the internal transfer of inventory. We are disputing these assessments and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these assessments will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, we may be required to make cash deposits of up to half of the total amount in dispute. Generally, any such amounts would be refundable to the extent the matter is resolved in our favor.

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

Legal Matters:

As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”). We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

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

Christine Abarca, et al. v. City of Pomona, et al. (Pomona Water Cases): On June 24, 1999, the Company was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of our alleged disposal and/or release of hazardous substances into the soil and groundwater. Subsequently, six additional complaints were filed in the same court on behalf of another 459 plaintiffs, with the same claims for damages as the June 1999 action. All seven cases have been served on the Company. Currently there are approximately 540 plaintiffs remaining in the case, as many plaintiffs have been dismissed from the litigation. Plaintiffs in all seven cases allege that hazardous substances from the Company’s operations entered the municipal drinking water supplied by the City of Pomona and the Southern California Water Company, and as a result they were exposed to the substances by inhalation, ingestion and dermal contact. Plaintiffs’ claims against the Company include personal injury, wrongful death, property damage, negligence, trespass, nuisance, and violation of the California Unfair Trade Practices Act. Damages are unspecified. The seven cases against the Company (“Abarca Group”) have been coordinated with approximately 13 unrelated cases against other defendants which involve alleged contaminated groundwater and drinking water in the San Gabriel Valley area of Los Angeles County. In all of those cases, plaintiffs have sued both the providers of drinking water and the industrial defendants who they contend contaminated the water. The body of groundwater involved in the Abarca cases, and allegedly contaminated by the Company, is separate and distinct from the body of groundwater that is involved in the San Gabriel Valley cases, and there is no allegation that the Company is involved in the San Gabriel Valley cases. Nonetheless, the court ordered both groups of cases to be coordinated because both groups concern allegations of groundwater and drinking water contamination, have similar theories of liability alleged against the defendants, and involve a number of similar legal issues, thus apparently making it more efficient, in the view of the court, for all of them to be handled by one judge. Discovery has begun and no trial date has been set. The Company denies any wrongdoing and is vigorously defending the actions. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment of this matter.

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

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Three additional class actions (Hopkins, Uebele and Saba) were subsequently filed in the same court making substantially similar claims. On October 16, 2002, the four actions were consolidated as In Re Xerox Corporation ERISA Litigation. On November 15, 2002, a consolidated amended complaint was filed. A fifth class action (Wright) was filed in the District of Columbia. It has been transferred to Connecticut and consolidated with the other actions. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that all the foregoing defendants were fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the interest of Plan participants. The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. Plaintiffs also claim that defendants failed to invest Plan assets prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent, and failed to avoid conflicts of interest. The complaint does not specify the amount of damages sought. However, it asks that the losses to the Plan be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. We filed a motion to dismiss the complaint. The plaintiffs subsequently filed a motion for class certification and a motion to commence discovery. Defendants have opposed both motions, contending that both are premature before there is a decision on their motion to dismiss. We and the other defendants deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: A dispute between MPI Technologies, Inc. (“MPI”) and the Company and Xerox Canada Ltd. (“XCL”) is being arbitrated in Ontario, Canada. The dispute arose under a license agreement (“Agreement”) made as of March 15, 1994 between MPI and XCL. Subsequently, the Company became MPI’s primary interface for the Agreement and the activities thereunder. MPI has alleged damages of $69 for royalties owed under the Agreement, $35 for breach of fiduciary duty, $35 in punitive damages and unspecified damages and injunctive relief with respect to a claim of copyright infringement and unspecified damages with respect to a claim of breach of confidence. The Company and XCL deny that any damages are owed and have asserted a counterclaim against MPI for overpayment of royalties, breach of contract and copyright infringement. The Company and XCL deny any wrongdoing and are vigorously defending the action. The hearing of the arbitration is scheduled to commence on January 17, 2005. Based on the stage of the arbitration, it is not possible to estimate the amount of loss or the range of possible loss that might result from an adverse ruling or a settlement of this matter.

Accuscan, Inc. v. Xerox Corporation: On April 11, 1996, an action was commenced by Accuscan, Inc. (“Accuscan”), in the United States District Court for the Southern District of New York (“DCSD”), against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, a verdict was entered in favor of Accuscan for $40. However, on September 14, 1998, the court granted our motion for a new trial on damages. The trial ended on October 25, 1999 with a verdict of $10. We appealed to the Court of Appeals for the Federal Circuit (“CAFC”) which found the patent was not infringed, thereby terminating the lawsuit subject to an appeal which was filed by Accuscan to the U.S. Supreme Court. The decision of the U.S. Supreme Court was to remand the case back to the CAFC to consider its previous decision based on the U.S. Supreme Court’s May 28, 2002 ruling in the Festo case. On September 17, 2003, the CAFC reconsidered the case and again held that the patent was not infringed. On December 15, 2003, Accuscan filed a petition to the U.S. Supreme Court to appeal the CAFC’s September 17, 2003 decision. This petition was denied on February 23, 2004. The period during which Accuscan could obtain reconsideration of the Supreme Court’s denial of the petition for writ of certiorari has expired. We expect that judgment for Xerox will be entered by the DCSC in the ordinary course consistent with the mandate issued by the CAFC.

Arbitration between Paul Lahmi and Xerox Corporation: A former employee of Xerox-The Document Company SAS (“Xerox France”), our French subsidiary, has filed a petition in arbitration against Xerox France claiming that he was owed €100 million in royalties for alleged use of a patent that he transferred to Xerox France under an Agreement dated December 3, 2000. After negotiations, in July 2004, the parties entered into a confidential settlement agreement, the terms of which are not material to the Company.

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

ePaperSign, LLC v. Xerox Corporation: On June 24, 2003 ePaperSign, LLC (“ePS”) commenced an action in the United States District Court for the District of Massachusetts against the Company, seeking unspecified damages. An amended complaint was filed on August 29, 2003. The amended complaint generally alleged that the Company fraudulently induced ePS into entering an agreement to form entities intended to commercialize and market electronic paper that had been invented at the Company’s Palo Alto Research Center, and intentionally misrepresented to ePS the technological state of electronic paper. In July 2004, the parties entered into a confidential settlement agreement, the terms of which are not material to the Company.

Warren, et al. v. Xerox Corporation: On March 11, 2004, the United States District Court for the Eastern District of New York entered an order certifying a nationwide class of all black salespersons employed by Xerox from February 1, 1997 to the present under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1871. The suit was commenced on May 9, 2001 by six black sales representatives. The plaintiffs allege that Xerox has engaged in a pattern or practice of race discrimination against them and other black sales representatives by assigning them to less desirable sales territories, denying them promotional opportunities, and paying them less than their white counterparts. Although the complaint does not specify the amount of damages sought, plaintiffs do seek, on behalf of themselves and the classes they seek to represent, front and back pay, compensatory and punitive damages, and attorneys’ fees. We deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Compression Labs, Inc. v. Xerox Corporation: In April 2004, Compression Labs, Incorporated (CLI) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division against Xerox, along with 27 other companies, seeking unspecified damages for patent infringement, injunction and other ancillary relief. According to CLI, the patent covers an aspect of a standard for compressing full-color or gray-scale still images (JPEG). We deny any wrongdoing and are vigorously defending this action. In July 2004, along with several of the other defendants in the above named action, we filed a complaint against CLI in Federal Court in Delaware, requesting a declaratory judgment of non-infringement and invalidity; a finding of an implied license to use the patent; a finding that CLI is estopped from enforcing the patent; damages and relief under state law for deceptive trade practices, unfair competition, fraud, negligent misrepresentation, equitable estoppel and patent misuse; and relief under federal anti-trust laws for CLI’s violation of Section 2 of the Sherman Act. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Other Matters:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm, formerly owned by 3Com Corporation, for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” Upon reexamination, the U.S. Patent and Trademark Office confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the District Court found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims, and on October 5, 2000 the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity, thus establishing liability. In January 2003, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals for the Federal Circuit affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and remanded the validity issues to the District Court for further analysis. On December 5, 2003 Palm moved for sanctions, alleging that Xerox withheld production of material information. Xerox has since responded to the motion denying the basis of claims. On December 10, 2003 the District Court heard oral arguments on summary judgment motions from both parties directed solely to the issue of validity. A decision denying Xerox’s motions and granting Palm’s motion of summary judgment for invalidity was granted in May 2004. In June 2004, Palm filed a motion requesting clarification of the grant of summary judgment, and Xerox has responded to that motion. Xerox plans to appeal the grant of summary judgment of invalidity in due course.

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

11. Employee Benefit Plans

Components of Net Periodic Cost

	Pension Benefits				Other Benefits
	Three months Ended June 30,		Six months Ended June 30,		Three months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$56	$52	$108	$101	$3	$7	$11	$13
Interest cost	126	110	240	221	22	22	45	45
Expected return on plan assets	(131)	(112)	(246)	(223)	—	—	—	—
Recognized net actuarial loss	25	14	49	27	6	4	12	7
Amortization of prior service cost	(1)	—	(1)	—	(7)	(5)	(12)	(9)
Recognized net transition obligation	2	—	3	—	—	—	—	—
Recognized settlement loss (1)	13	34	28	78	—	—	—	—

Net periodic benefit cost	$90	$98	$181	$204	$24	$28	$56	$56

(1) Approximately $1 and $12 of the settlement losses incurred during the three months ended June 30, 2004 and 2003, respectively, were incurred as a direct result of restructuring actions. Approximately $7 and $25 of the settlement losses incurred during the six months ended June 30, 2004 and 2003, respectively, were incurred as a direct result of restructuring actions. These amounts are included as restructuring charges in our condensed consolidated statements of income.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003 that we expected to contribute $63 to our worldwide defined benefit pension plans and $114 to our other post-retirement benefit plans in 2004. As of June 30, 2004, contributions of $249 and $56 were made to our defined benefit pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $30 to our defined benefit pension plans and $55 to our other post-retirement benefit plans in 2004 for a total of $279 for defined benefit plans and $111 for other post-retirement benefit plans. The increase in expected 2004 defined benefit pension plan contributions is primarily due to our election to contribute $210 to our U.S. plans in April 2004 for the purpose of making those plans 100 percent funded on a current liability basis under government funding rules. This $210 contribution was made following a review of the 2004 actuarial valuation results and giving consideration to our liquidity position.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act will provide prescription drug coverage to retirees beginning in 2006 and will provide subsidies to sponsors of post-retirement medical plans that provide actuarially equivalent prescription drug coverage. In May 2004, FASB Staff Position No. FAS 106-2 (“FSP”) was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the Act. We currently provide post-retirement benefits to a group of retirees under two plans whereby retirees have little or no cost sharing for the prescription benefits. For these retirees, the prescription drug benefit provided by us would be considered to be actuarially equivalent to the benefit provided under the Act. Therefore, we have retroactively applied the FSP as of our measurement date of December 31, 2003. The Company has reduced its Accumulated Projected Benefit Obligation (APBO) by $64 for the subsidy related to benefits attributed to past service under these plans. This reduction will be reflected through the reduction of the amortization of actuarial losses over an effective amortization period of 12 years which reflects the average remaining service period of the employees in the plan. The effect of the subsidy on the measurement of net periodic post-retirement cost for the full year 2004 was not material. We also provide postretirement benefits to another group of retirees with cost sharing. At present, due to the lack of clarifying regulations related to the Act, we cannot determine if the benefit provided by us would be considered actuarially equivalent to the benefit provided under the Act. The issuance of final guidance could cause us to change the other post-retirement benefits financial information as it relates to this plan.

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

12. Earnings per Share:

The following tables summarize basic and diluted income per share for the three and six months ended June 30, 2004 and 2003 (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic Earnings per Common Share:
Income from continuing operations	$208	$86	$373	$21
Accrued dividends on Series B convertible preferred stock, net	(6)	(10)	(16)	(20)
Accrued dividends on Series C mandatory convertible preferred stock	(15)	(1)	(29)	(1)

Adjusted income from continuing operations	$187	$75	$328	$—
Gain on sale of ContentGuard, net of tax	—	—	83	—

Net income available to common shareholders	$187	$75	$411	$—

Weighted average common shares outstanding	816,947	747,275	808,034	744,372
Basic earnings per share
Earnings from continuing operations	$0.23	$0.10	$0.41	$—
Gain on sale of ContentGuard, net of tax	—	—	0.10	—

Net earnings per share	$0.23	$0.10	$0.51	$—

Diluted Earnings per Common Share:
Income from continuing operations	$208	$86	$373	$21
Accrued dividends on Series C mandatory convertible preferred stock	—	(1)	(29)	(1)
ESOP expense adjustment, net	(2)	(10)	(6)	(20)
Interest on convertible securities (1), net of tax	13	—	27	—

Adjusted income from continuing operations	$219	$75	$365	$—
Gain on sale of ContentGuard, net of tax	—	—	83	—

Adjusted net income available to common shareholders	$219	$75	$448	$—

Weighted average common shares outstanding	816,947	747,275	808,034	744,372
Common shares issuable with respect to:
Stock options	15,064	8,968	15,162	—
Convertible securities (1)	115,417	—	115,417	—
Series B convertible preferred stock	23,338	51,705	26,947	—
Series C mandatory convertible preferred stock	74,797	—	—	—

Adjusted weighted average shares outstanding	1,045,563	807,948	965,560	744,372

Diluted earnings per share
Earnings from continuing operations	$0.21	$0.09	$0.38	$—
Gain on sale of ContentGuard, net of tax	—	—	0.08	—

Net earnings per share	$0.21	$0.09	$0.46	$—

(1)	The convertible securities primarily consist of the convertible liability to Xerox Capital Trust II which is described in Note 14 to our 2003 financial statements included in the 2003 Form 10-K.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

13. Financial Statements of Subsidiary Guarantors

The Senior Notes due 2009, 2010 and 2013 are jointly and severally guaranteed by Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc. (the “Guarantor Subsidiaries”), each of which is wholly-owned by Xerox Corporation (the “Parent Company”). The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statements of cash flows for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Xerox Corporation and subsidiaries as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003.

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$860	$—	$974	$(75)	$1,759
Service, outsourcing and rentals	1,011	—	902	(53)	1,860
Finance income	83	—	151	—	234
Intercompany revenues	184	—	97	(281)	—

Total Revenues	2,138	—	2,124	(409)	3,853

Cost and Expenses
Cost of sales	596	—	645	(118)	1,123
Cost of service, outsourcing and rentals	563	—	493	(4)	1,052
Equipment financing interest	28	—	58	—	86
Intercompany cost of sales	162	—	84	(246)	—
Research and development expenses	166	—	29	(8)	187
Selling, administrative and general expenses	580	—	521	(51)	1,050
Restructuring charges	19	—	14	—	33
Other expenses (income), net	(26)	(6)	83	(1)	50

Total Cost and Expenses	2,088	(6)	1,927	(428)	3,581

Income before Continuing Operations, Income Taxes and Equity Income	50	6	197	19	272
Income taxes	8	2	60	21	91
Equity in net income of unconsolidated affiliates	4	—	20	3	27
Equity in net income of consolidated affiliates	162	(8)	—	(154)	—

Income (Loss) from Continuing Operations	208	(4)	157	(153)	208
Gain on sale of ContentGuard, net of income taxes of $26	—	—	—	—	—
Net Income (Loss)	$208	$(4)	$157	$(153)	$208

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$1,687	$—	$1,901	$(148)	$3,440
Service, outsourcing and rentals	2,031	—	1,842	(105)	3,768
Finance income	165	—	307	—	472
Intercompany revenues	333	—	183	(516)	—

Total Revenues	4,216	—	4,233	(769)	7,680

Cost and Expenses
Cost of sales	1,173	—	1,283	(221)	2,235
Cost of service, outsourcing and rentals	1,137	—	1,027	(10)	2,154
Equipment financing interest	51	—	124	—	175
Intercompany cost of sales	286	—	146	(432)	—
Research and development expenses	339	—	59	(18)	380
Selling, administrative and general expenses	1,146	—	1,039	(99)	2,086
Restructuring charges	23	—	16	—	39
Other expenses (income), net	(39)	(11)	188	(1)	137

Total Cost and Expenses	4,116	(11)	3,882	(781)	7,206

Income before Continuing Operations, Income Taxes and Equity Income	100	11	351	12	474
Income taxes	17	4	118	19	158
Equity in net income of unconsolidated affiliates	8	—	45	4	57
Equity in net income of consolidated affiliates	282	(14)	—	(268)	—

Income (Loss) from Continuing Operations	373	(7)	278	(271)	373
Gain on sale of ContentGuard, net of income taxes of $26	83	—	—	—	83

Net Income (Loss)	$456	$(7)	$278	$(271)	$456

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Balance Sheets as of June 30, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Company
Assets
Cash and cash equivalents	$1,487	$—	$1,055	$—	$2,542
Accounts receivable, net	387	—	1,650	—	2,037
Billed portion of finance receivables, net	274	—	180	—	454
Finance receivables, net	488	—	2,362	—	2,850
Inventories	721	—	544	(40)	1,225
Other current assets	510	—	647	(7)	1,150

Total Current Assets	3,867	—	6,438	(47)	10,258

Finance receivables due after one year, net	905	—	4,056	—	4,961
Equipment on operating leases, net	221	—	150	(21)	350
Land, buildings and equipment, net	990	—	741	—	1,731
Investments in affiliates, at equity	82	—	636	(16)	702
Investments in and advances to consolidated subsidiaries	8,385	(84)	104	(8,405)	—
Intangible assets, net	307	—	—	—	307
Goodwill	490	296	960	—	1,746
Other long-term assets	930	—	2,512	—	3,442

Total Assets	$16,177	$212	$15,597	$(8,489)	$23,497

Liabilities and Equity
Short-term debt and current portion of long-term debt	$202	$—	$4,017	$—	$4,219
Accounts payable	494	—	407	—	901
Other current liabilities	1,294	5	698	4	2,001

Total Current Liabilities	1,990	5	5,122	4	7,121

Long-term debt	2,808	—	3,243	—	6,051
Intercompany payables, net	2,847	(193)	(2,607)	(47)	—
Liabilities to subsidiary trusts issuing preferred securities	684	—	1,067	—	1,751
Other long-term liabilities	2,768	—	741	(15)	3,494

Total Liabilities	11,097	(188)	7,566	(58)	18,417

Series C mandatory convertible preferred stock	889	—	—	—	889
Common stock, including additional paid in capital	3,801	395	7,615	(8,010)	3,801
Retained earnings	1,726	5	1,419	(1,424)	1,726
Accumulated other comprehensive loss	(1,336)	—	(1,003)	1,003	(1,336)

Total Liabilities and Equity	$16,177	$212	$15,597	$(8,489)	$23,497

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Company
Net cash provided by (used in) operating activities	$651	$—	$(152)	$499
Net cash provided by investing activities	135	—	166	301
Net cash used in financing activities	(398)	—	(300)	(698)
Effect of exchange rate changes on cash and cash equivalents	(2)	—	(35)	(37)

(Decrease) increase in cash and cash equivalents	386	—	(321)	65
Cash and cash equivalents at beginning of period	1,101	—	1,376	2,477

Cash and cash equivalents at end of period	$1,487	$—	$1,055	$2,542

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$798	$—	$898	$—	$1,696
Service, outsourcing and rentals	1,071	—	899	—	1,970
Finance income	87	—	190	(23)	254
Intercompany revenues	161	—	121	(282)	—

Total Revenues	2,117	—	2,108	(305)	3,920

Cost and Expenses
Cost of sales	514	—	593	(38)	1,069
Cost of service, outsourcing and rentals	586	—	512	(2)	1,096
Equipment financing interest	27	—	89	(23)	93
Intercompany cost of sales	145	—	100	(245)	—
Research and development expenses	191	—	38	(4)	225
Selling, administrative and general expenses	626	—	463	—	1,089
Restructuring charges	20	—	17	—	37
Provision for litigation	—	—	—	—	—
Other expenses (income), net	157	(6)	50	—	201

Total Cost and Expenses	2,266	(6)	1,862	(312)	3,810

Income (Loss) before Income Taxes (Benefits) and Equity Income	(149)	6	246	7	110
Income taxes (benefits)	(57)	3	92	2	40
Equity in net income of unconsolidated affiliates	1	4	13	(2)	16
Equity in net income of consolidated affiliates	177	(6)	—	(171)	—

Net Income (Loss)	$86	$1	$167	$(168)	$86

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$1,597	$—	$1,688	$—	$3,285
Service, outsourcing and rentals	2,166	—	1,721	—	3,887
Finance income	165	—	386	(46)	505
Intercompany revenues	244	—	222	(466)	—

Total Revenues	4,172	—	4,017	(512)	7,677

Cost and Expenses
Cost of sales	1,015	—	1,136	(81)	2,070
Cost of service, outsourcing and rentals	1,179	—	1,011	(5)	2,185
Equipment financing interest	50	—	181	(46)	185
Intercompany cost of sales	219	—	178	(397)	—
Research and development expenses	408	—	59	(6)	461
Selling, administrative and general expenses	1,244	—	865	—	2,109
Restructuring and asset impairment charges	31	—	14	—	45
Provision for litigation	300	—	—	—	300
Other expenses (income), net	275	(12)	95	—	358

Total Cost and Expenses	4,721	(12)	3,539	(535)	7,713

Income (Loss) before Income Taxes (Benefits) and Equity Income	(549)	12	478	23	(36)
Income taxes (benefits)	(220)	5	180	8	(27)
Equity in net income of unconsolidated affiliates	3	4	20	3	30
Equity in net income of consolidated affiliates	347	(15)	—	(332)	—

Net Income (Loss)	$21	$(4)	$318	$(314)	$21

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2003

	Parent Company	Guarantors Subsidiaries	Non-Guarantor Subsidiaries	Total Company
Net cash provided by (used in) operating activities	$1,497	$—	$(656)	$841
Net cash (used in) provided by investing activities	(265)	—	161	(104)
Net cash provided by financing activities	(1,337)	—	(26)	(1,363)
Effect of exchange rate changes on cash and cash equivalents	—	—	18	18

Increase (decrease) in cash and cash equivalents	(105)	—	(503)	(608)
Cash and cash equivalents at beginning of period	1,672	—	1,215	2,887

Cash and cash equivalents at end of period	$1,567	$—	$712	$2,279

Item 2

XEROX CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

Summary

	Three Months Ended June 30,		Six Months Ended June 30,
($ In millions)	2004	2003	2004	2003
Equipment sales	$1,070	$1,023	$2,052	$1,921
Post sale and other revenue	2,549	2,643	5,156	5,251
Finance income	234	254	472	505

Total Revenues	$3,853	$3,920	$7,680	$7,677

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,759	$1,696	$3,440	$3,285
Less: Supplies, paper and other sales	(689)	(673)	(1,388)	(1,364)

Equipment sales	$1,070	$1,023	$2,052	$1,921

Service, outsourcing & rentals	$1,860	$1,970	$3,768	$3,887
Add: Supplies, paper and other sales	689	673	1,388	1,364

Post sale and other revenue	$2,549	$2,643	$5,156	$5,251

Total second quarter 2004 revenues of $3.9 billion declined 2 percent from the 2003 second quarter including a 2-percentage point benefit from currency. Equipment sales grew 5 percent in the second quarter 2004 reflecting the success of our recent color and light production product launches, as well as a 2-percentage point benefit from currency. 2004 second quarter post sale and other revenue declined 4 percent from the 2003 second quarter as declines in Developing Market Operations (“DMO”), driven by Latin America, and older light lens technology products were partially offset by digital office and production color growth as well as a 2-percentage point currency benefit. The DMO and light lens declines reflect a reduction of equipment at customer locations and related page volume declines. Finance income declined 8 percent, including a 2-percentage point benefit from currency.

Total first half 2004 revenues of $7.7 billion were comparable to those for the six month period ended June 30, 2003 and included a 4-percentage point benefit from currency. Equipment sales increased 7 percent reflecting the success of our recent color and light production product launches and a 4-percentage point benefit from currency. Post sale and other revenues declined 2 percent as declines in older light lens technology products and DMO, driven by Latin America, were partially offset by digital office and production color growth as well as a 3-percentage point benefit from currency. The light lens and DMO declines reflect a reduction of equipment at customer locations and related page volume declines.

2004 second quarter net income of $208 million, or $0.21 per diluted share, included an after-tax gain of $30 million ($38 million pre-tax) from the previously announced sale of Xerox’s ownership interest in ScanSoft, Inc. (“ScanSoft”) and after-tax restructuring charges of $21 million ($33 million pre-tax). Second quarter 2003 net income of $86 million, or $0.09 per diluted share, included a $45 million after-tax loss ($73 million pre-tax)

on the early extinguishment of debt related to the write-off of the remaining unamortized fees associated with our terminated 2002 credit facility, as well as after-tax restructuring charges of $23 million ($37 million pre-tax).

Net income for the six months ended June 30, 2004 was $456 million or $0.46 per diluted share compared with net income of $21 million or $0.00 per diluted share for the same period in the prior year. Net income for the first half of 2004 included an after-tax gain of $83 million ($109 million pre-tax) related to the sale of all but 2 percent of our 75 percent equity interest in ContentGuard Holdings, Inc. (“ContentGuard”), an after-tax gain of $30 million ($38 million pre-tax) from the ScanSoft sale and after-tax restructuring charges of $25 million ($39 million pre-tax). Net income for the first half of 2003 included a $183 million ($300 million pre-tax) charge related to the Berger v. Retirement Income Guarantee Plan Litigation, a $45 million after-tax loss ($73 million pre-tax) on the early extinguishment of debt related to the remaining unamortized fees associated with the terminated 2002 Credit Facility, and after-tax restructuring charges of $28 million ($45 million pre-tax).

Operations Review

Revenues for the three and six months ended June 30, 2004 and 2003 were as follows:

($ In millions)	Production	Office	DMO	Other	Total
Three months ended June 30, 2004
Equipment sales	$320	$572	$121	$57	$1,070
Post sale and other revenue	711	1,160	293	385	2,549
Finance income	91	137	3	3	234

Total Revenue	$1,122	$1,869	$417	$445	$3,853

Three months ended June 30, 2003
Equipment sales	$286	$588	$109	$40	$1,023
Post sale and other revenue	724	1,185	333	401	2,643
Finance income	97	150	3	4	254

Total Revenue	$1,107	$1,923	$445	$445	$3,920

($ In millions)	Production	Office	DMO	Other	Total
Six months ended June 30, 2004
Equipment sales	$595	$1,123	$239	$95	$2,052
Post sale and other revenue	1,440	2,329	592	795	5,156
Finance income	181	274	6	11	472

Total Revenue	$2,216	$3,726	$837	$901	$7,680

Six months ended June 30, 2003
Equipment sales	$499	$1,139	$198	$85	$1,921
Post sale and other revenue	1,473	2,306	636	836	5,251
Finance income	191	298	6	10	505

Total Revenue	$2,163	$3,743	$840	$931	$7,677

Equipment sales of $1,070 million in the second quarter 2004 increased 5 percent from $1,023 million in the second quarter 2003 including a 2-percentage point benefit from currency. Equipment sales of $2,052 million for the six-month period ended June 30, 2004 increased 7 percent from the comparable period including a 4-percentage point currency benefit. Both periods reflect significant color and light production sales growth. Continued equipment sales growth reflects the success of numerous products launched during the last two years as approximately two thirds of 2004 second quarter sales were generated from these products. Color equipment sales continued to grow rapidly in the second quarter 2004 and represented approximately one-third of total equipment sales.

Production: 2004 second quarter equipment sales grew 12 percent from the second quarter 2003 as installation growth and favorable currency were only partially offset by the impact of monochrome product mix and very modest single-digit price declines. Strong color equipment sales growth reflected strong installation growth and product mix, partially offset by modest price declines. Production monochrome equipment sales declined slightly as installation growth was offset by modest price declines and mix. Production monochrome installation growth reflects the continued success of the Xerox 2101 and strong demand for the Nuvera 100 and 120 copier/printers. For the six months ended June 30, 2004, Production equipment sales increased 19 percent primarily due to installation growth and favorable currency, which were only partially offset by product mix and very modest single-digit price declines. Strong color equipment sales growth reflected strong installation growth and mix, partially offset by modest price declines. Production monochrome equipment sales growth reflects installation growth, partially offset by mix and modest price declines. Monochrome installation growth reflects the success of the Xerox 2101 and strong demand for Nuvera 100 and 120 copier/printers. These Nuvera products, which were announced in January 2004, began installations in March 2004.

Office: 2004 second quarter and first half equipment sales declined 3 percent and one percent, respectively, from the comparable periods as product mix and price declines of 5 to 10 percent were only partially offset by strong installation growth and favorable currency. Product mix reflected an increased proportion of low-end equipment sales due to very strong growth in monochrome desktop multifunction devices (“Segment 1”) and office monochrome and color printers driven by new product introductions. Office color printing growth primarily reflects the success of the Phaser 8400, which was launched in January 2004.

DMO: DMO equipment sales consist primarily of Segment 1 devices and office printers. Equipment sales for the three and six months ended June 30, 2004 increased 11 percent, or $12 million, and 21 percent, or $41 million, respectively, from the comparable periods. The increases were the result of growth in geographies where we successfully operate a two-tiered distribution model, such as Russia and Central and Eastern Europe.

Post sale and other revenues of $2,549 million declined 4 percent from the second quarter 2003 as a 2-percentage point benefit from currency only partially offset declines from lower equipment populations. Post sale revenue is largely a function of the equipment at customer locations and the volume of prints and copies that our customers make on that equipment as well as associated services. Second quarter 2004 supplies, paper and other sales of $689 million (included within post sale and other revenue) grew 2 percent from the 2003 second quarter, due primarily to favorable currency. Service, outsourcing and rental revenue of $1,860 million declined 6 percent from the 2003 second quarter as lower equipment populations and related page volumes more than offset benefits from currency. Post sale and other revenues for the six-month period ended June 30, 2004 of $5,156 million declined 2 percent from the comparable period as a 3-percentage point benefit from currency only partially offset declines from lower equipment populations. Supplies, paper and other sales for the six-month period ended June 30, 2004 of $1,388 million increased 2 percent from the comparable period due primarily to favorable currency. Service, outsourcing and rental revenue for the six-month period ended June 30, 2004 of $3,768 million declined 3 percent from the comparable period as lower equipment populations and related page volumes more than offset benefits from currency.

Production: Production post sale and other revenue for the three and six month periods ended June 30, 2004 declined 2 percent as monochrome declines, driven primarily by lower page volumes, more than offset color page growth and favorable currency.

Office: 2004 second quarter post sale and other revenue declined 2 percent as digital monochrome and color page growth as well as favorable currency only partially offset declines in older technology light lens products. Office post sale and other revenue for the six-month period ended June 30, 2004 increased one percent from the comparable period primarily reflecting color and digital monochrome page growth as well as favorable currency, partially offset by declines in older technology light lens products.

DMO: DMO post sale and other revenue for the three and six month periods ended June 30, 2004 declined 12 percent and 7 percent, respectively, from the comparable periods, primarily reflecting Latin America’s rental equipment population declines. In response, we are in the process of implementing a two-tiered distribution model that is intended to increase sales of office devices as well as the associated supplies and service revenue. There may be additional short-term declines before the two-tiered model is fully implemented.

Other: 2004 second quarter post sale and other revenue for the three and six month periods ended June 30, 2004 declined 4 percent and 5 percent, respectively, from the comparable periods, primarily resulting from declines in SOHO supply sales following our 2001 exit from this business, and paper sales. These declines were only partially offset by the favorable impact of currency.

Segment Operating Profit

Total segment operating profit for the three and six months ended June 30, 2004 of $332 million and $570 million increased by $96 million and $158 million, respectively, from the comparable periods in 2003. 2004 segment operating margin for the three and six months ended June 30, 2004 of 8.6 percent and 7.4 percent increased by 2.6 percentage points and 2.0 percentage points, respectively, from the comparable periods in 2003. The increases primarily reflected non-financing interest expense reductions, the second quarter gain on the sale of ScanSoft and disciplined cost and expense management.

Production: Production operating profit for the three and six months ended June 30, 2004 of $90 million and $168 million decreased by $22 million and $34 million, respectively, from the comparable periods in 2003. 2004 Production operating margin for the three and six months ended June 30, 2004 of 8.0 percent and 7.6 percent decreased by 2.1 percentage points and 1.7 percentage points, respectively, from the comparable periods in 2003. The declines were primarily due to product mix, price investments that were only partially offset by service productivity actions, and selling and marketing investments. These items were partially offset by lower R&D spending, general and administrative productivity and lower bad debt expense.

Office: Office operating profit for the three and six months ended June 30, 2004 of $199 million and $360 million increased by $41 million and $45 million, respectively, from the comparable periods in 2003. Office operating margin of 10.6 percent and 9.7 percent improved by 2.4 percentage points and 1.3 percentage points, respectively, from the comparable periods in 2003. These improvements primarily reflected selling infrastructure and R&D efficiencies as well as bad debt expense reductions.

DMO: DMO operating profit for the three and six months ended June 30, 2004 of $8 million and $30 million decreased by $44 million and $55 million, respectively, from the comparable periods in 2003. The declines primarily reflected reductions in Latin America where revenue declines have not been matched with cost and expense reductions. Additional Latin American productivity actions are being considered for the 2004 second half. In addition, we realized $6 million and $12 million of currency exchange losses in the three and six month periods ended June 30, 2004, respectively, compared with $17 million and $19 million of currency exchange gains in the comparable periods.

Other: Other operating profit for the three and six months ended June 30, 2004 of $35 million and $12 million increased by $121 million and $202 million, respectively, from the comparable periods in 2003, primarily reflecting significantly lower non-financing interest expense, higher equity income related to Fuji Xerox and the $38 million gain on the sale of ScanSoft.

Key Ratios and Expenses

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	%	%	%	%
Gross Margin
Sales	36.2	37.0	35.0	37.0
Service, outsourcing and rentals	43.4	44.4	42.8	43.8
Finance income	63.2	63.4	62.9	63.4
Total	41.3	42.4	40.6	42.2

Second quarter 2004 total gross margin of 41.3 percent reflected the anticipated sequential improvement from 39.8 percent in the 2004 first quarter, and declined 1.1 percentage points from 42.4 percent in the second quarter 2003. About one percentage point of the decline was due to an increased proportion of monochrome desktop multifunction, office printing, and digital light production sales. Approximately 0.3 percentage points of the decline reflects ongoing engineering costs resulting from completion of the R&D phase of the Xerox iGen3 development. Finally, productivity improvements and other variances more than offset price investments benefiting gross margin by 0.2 percentage points. Gross margin of 40.6 percent for the six months ended June 30, 2004 decreased by 1.6 percentage points from 42.2 percent in the comparable period of the prior year. Approximately one percentage point of the decline was due to product mix and approximately 0.3 percentage points reflected ongoing engineering costs resulting from completion of the R&D phase of the Xerox iGen3 development.

Second quarter 2004 sales gross margin declined 0.8 percentage points from the 2003 second quarter. About 1.2 percentage points of the decline was due to the previously discussed product mix and approximately 0.6 percentage points was due to the Xerox iGen3 ongoing engineering costs. Productivity improvements net of price investments and other variances benefited the sales gross margin by about one percentage point. Sales gross margin of 35.0 percent for the six months ended June 30, 2004 decreased 2 percentage points from 37.0 percent in the comparable period of the prior year. Approximately 1.7 percentage points of the decline was due to product mix and approximately 0.8 percentage points was due to the Xerox iGen3 ongoing engineering costs. Productivity improvements net of price investments and other variances benefited the first half 2004 sales gross margin by about 0.5 percentage points.

Service outsourcing and rentals margin declined one percentage point from the second quarter 2003 as price investments were only partially offset by North American service productivity actions that were completed late in the 2004 second quarter. Additional productivity actions are being considered for the 2004 second half to address Latin American cost and expense levels that have not kept pace with post sale revenue declines. Service outsourcing and rentals margin of 42.8 percent for the six months ended June 30, 2004 decreased one percentage point from 43.8 percent in the comparable period as price investments were only partially offset by improved service productivity.

Research and development (R&D) expense of $187 million and $380 million for the three and six months ended June 30, 2004, respectively, was $38 million and $81 million less than the comparable periods, respectively, primarily related to improved R&D productivity as we capture benefits from our platform development strategy, other cost efficiencies and the commercial launch of the Xerox iGen3. We continue to invest in technological development, particularly in color, and believe our R&D spending is at an adequate level to remain technologically competitive. Xerox R&D remains strategically coordinated with that of Fuji Xerox.

Selling, administrative and general (SAG) expenses of $1,050 million in the 2004 second quarter declined by $39 million from the 2003 second quarter as general and administrative expense productivity and bad debt expense reductions were partially offset by adverse currency impacts of $24 million and marketing investments of approximately $13 million for the drupa trade show. Second quarter 2004 bad debt expense of $35 million was $39 million lower than the second quarter 2003 reflecting continued improvements in collections performance, receivables aging and write-off trends. SAG expense of $2,086 million in the six-month period ended June 30, 2004 decreased $23 million, or 1 percent, compared to the comparable period as general and administrative expense productivity and bad debt expense reductions of $53 million offset adverse currency impacts and marketing investments for the drupa trade show.

For the three and six months ended June 30, 2004, we recorded restructuring charges of $33 million and $39 million, respectively, primarily consisting of severance actions in North America and Latin America as well as pension settlements related to previous employee restructuring actions. The remaining restructuring reserve balance at June 30, 2004 for all restructuring programs was $146 million, approximately half of which will be spent during the balance of 2004.

Worldwide employment of 60,000 declined by 1,100 from December 31, 2003, primarily reflecting reductions attributable to our restructuring programs and other attrition.

Other expenses, net for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2004	2003	2004	2003
Non-financing interest expense	$84	$148	$179	$294
Interest income	(29)	(12)	(44)	(22)
(Gain) loss on sales of businesses and assets	(40)	10	(54)	12
Legal Matters	8	(3)	8	(3)
Loss on early extinguishment of debt	—	73	—	73
Currency losses (gains), net	18	(21)	26	(20)
Amortization of intangible assets	9	9	18	18
All other, net	—	(3)	4	6

Total	$50	$201	$137	$358

Non-financing interest expense of $84 million and $179 million for the three and six months ended June 30, 2004, respectively, was lower than the comparable periods of 2003 primarily due to lower average debt balances as a result of the June 2003 recapitalization and other scheduled term debt repayments.

Interest income of $29 million and $44 million for the three and six months ended June 30, 2004, respectively, was higher than the comparable periods of 2003 primarily reflecting interest of $26 million related to a domestic tax refund claim ($21 million of which was realized in the second quarter) partially offset by lower interest income on invested cash.

The second quarter 2004 gain on sales of businesses and assets primarily reflects the $38 million pre-tax gain resulting from the previously announced sale of our interest in ScanSoft. The second quarter 2003 loss on sales of businesses and assets related primarily to the sale of Xerox Engineering Systems (“XES”) subsidiaries in France and Germany, which was partially offset by a gain on the sale of our investment in Xerox South Africa. In the first quarter 2004, gains of $14 million were recorded primarily related to the sale of certain excess land and buildings in Europe and Mexico.

Legal matters in the second quarter 2004 represent certain expenses associated with the expected resolution of various previously disclosed legal matters.

The second quarter 2003 loss on early extinguishment of debt reflects the write-off of the remaining unamortized fees associated with the 2002 credit facility, which was repaid and terminated in June 2003 upon completion of the 2003 recapitalization.

We realized $18 million of currency losses in the second quarter 2004 compared to $21 million of currency gains in the 2003 second quarter. The 2004 losses were largely due to the cost of hedging European and Brazilian currency exposures, primarily through the use of forward exchange contracts. The exchange gains in 2003 primarily resulted from the strengthening of local currencies in Argentina, Brazil, Mexico and other developing markets where exposures were hedged with purchased options. Similarly, the balance of currency losses incurred in the first quarter 2004 were due to the cost of hedging programs.

Income taxes (benefits) were as follows ($ in millions):

	Three months Ended June 30		Six months Ended June 30
	2004	2003	2004	2003
Pre-tax income (loss)	272	110	474	(36)
Income taxes (benefits)	91	40	158	(27)
Effective tax rate	33.5%	36.4%	33.3%	75.0%

The difference between the 2004 second quarter and year to date effective tax rates and the U.S. statutory tax rate relates primarily to a net $12 million domestic tax refund claim resulting from a change in tax law ($10 of which was realized in the second quarter) and to a $6 million benefit due to the book/tax basis difference on the sale of ScanSoft. These benefits were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances. The difference between the 2003 year to date effective tax rate and the U.S. statutory tax rate related to $13 million of non-recurring net tax benefits arising in foreign jurisdictions. Our effective tax rate will change based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We anticipate that our effective tax rate for the remainder of the year will approximate 40 percent, bringing our 2004 annual effective tax rate to approximately 37 percent.

Equity in net income of unconsolidated affiliates primarily reflects our 25 percent share of Fuji Xerox’s net income as well as income from other smaller equity method investments. Refer to Note 9 to the condensed consolidated financial statements for summarized income statement data for Fuji Xerox.

In the first half of 2004, we recorded a Gain on sale of ContentGuard relating to the sale of all but 2 percent of our 75 percent ownership interest in ContentGuard. The sale, which is disclosed in Note 3 to the condensed consolidated financial statements included in this Form 10-Q, resulted in an after-tax gain of approximately $83 million ($109 million pre-tax).

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the six months ended June 30, 2004 and 2003 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
	2004	2003
	($ In millions)
Operating Cash Flows	$499	$841
Investing Cash Flows (Usage)	301	(104)
Financing Cash Usage	(698)	(1,363)
Effect of exchange rate changes on cash and cash equivalents	(37)	18

Increase (decrease) in cash and cash equivalents	65	(608)
Cash and cash equivalents at beginning of period	2,477	2,887

Cash and cash equivalents at end of period	$2,542	$2,279

Cash flows from operating activities for the six months ended June 30, 2004 were $499 million and reflect pre-tax income of $474 million and the following non-cash items: depreciation and amortization of $343 million, provisions for receivables and inventory of $98 million and net gains on the sale of businesses and assets of $50 million. In addition, net reductions of finance and accounts receivable generated $361 million of operating cash flow. Offsetting these positive items were pension contributions of $249 million, primarily reflecting our election to contribute $210 million to our U.S. plans in April 2004 for the purpose of making those plans 100 percent funded on a current liability basis under government funding rules. In addition, $136 million of income tax payments, $131 million of inventory usage, primarily due to new product introductions, $104 million of restructuring payments and $102 million of on lease equipment investment, further reduced our operating cash flow. The 2004 operating cash flow was $342 million lower than 2003 primarily due to higher pension contributions of $197 million, higher cash usage relating to inventory of $148 million to support our new product introductions and increased other working capital uses of $178 million, partially offset by reduced restructuring payments of $149 million.

Cash flows from investing activities for the six months ended June 30, 2004 of $301 million included proceeds of $186 million from the sale of businesses and investments, primarily consisting of $66 million from the ContentGuard sale, $79 million from the Scansoft sale and $36 million from a preferred stock investment. In addition, $191 million was released from restricted cash during the period primarily relating to the renegotiation of certain secured borrowing arrangements with GE, and $39 million of proceeds were received from the sale of certain excess land and buildings. These proceeds were partially offset by capital expenditures and internal use software spending of $115 million. The 2003 period included $103 million of capital and internal use software spending and a $34 million increase in restricted cash balances principally related to our secured financing activity, partially offset by $29 million of proceeds from the sale of businesses.

Cash flows from financing activities for the six months ended June 30, 2004 primarily consisted of net payments on term and other debt of $909 million, and dividends on our Series B and C preferred stock of $55 million, partially offset by net proceeds on secured borrowings with lease financing sources of $220 million, including $187 million of proceeds from the new U.S. accounts receivable facility described below, and proceeds from stock option exercises of $47 million. Financing activities for the 2003 period primarily consisted of net proceeds from secured borrowing activity of $167 million and the following activity related to the completion of our June 2003 recapitalization plan- net proceeds from the convertible preferred stock offering of $889 million, net proceeds from the common stock offering of $451 million and other net cash outflows related to debt of $2,001 million. In addition, we made debt payments of $560 million associated with our Convertible Subordinated Debentures due 2018 which were repaid in April 2003 upon exercise of a put option by the holders and $295 million of net cash payments on term and other debt.

The following table compares finance receivables to financing-related debt as of June 30, 2004:

	Finance Receivables	Secured Debt
	($ In millions)
Finance Receivables Encumbered by Loans (1) :
GE Loans—U.S.	$2,862	$2,555
GE Loans—Canada	510	441
GE Loans—U.K.	708	635
Merrill Lynch and Asset-Based Loan—France	526	409
DLL-Netherlands, Spain and Belgium	358	292

Total—Finance Receivable Securitizations	$4,964	$4,332

Unencumbered Finance Receivables	$3,301

Total Finance Receivables (2)	$8,265

(1)	Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of June 30, 2004.

Our scheduled debt maturities for the remainder of 2004 and 2005 by quarter, and 2006, 2007, 2008 by year and thereafter are as follows:

	2004	2005	2006	2007	2008	Thereafter
	(in millions)
First Quarter		$568
Second Quarter		1,346
Third Quarter	$754	355
Fourth Quarter	1,551	349

Full Year	$2,305	$2,618	$904	$873	$836	$2,734

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2004, 2005, 2006, 2007, 2008 and thereafter are as follows: $1,106 million, $1,530 million, $871 million, $373 million, $452 million and $0, respectively. These debt maturities reflect the renegotiation of the payment terms for certain of our U.S. GE secured borrowings during the second quarter 2004 which extended their maturity.

Swap Termination

During the first quarter 2004, we entered into two transactions as part of our overall interest rate risk and cost management program. We terminated interest rate swaps with a notional value of $600 million and a fair value of $60 million, including $5 million of accrued interest, during the first half of 2004. The terminated swaps were previously designated and accounted for as fair value hedges against the $600 million Senior Notes due 2009. Accordingly, the corresponding $55 million fair value adjustment to the Senior Notes is being amortized to earnings over the remaining term of the notes. We also entered into pay variable/receive fixed interest rate swaps with a notional amount of $600 million associated with the 2027 liability to Capital Trust I. These swaps were designated and accounted for as fair value hedges.

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

Our current credit ratings remain unchanged from December 31, 2003 and are as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)(2)	B1	Stable	The Moody’s rating was upgraded from B1 (with a negative outlook) in December 2003.
S&P	B+	Negative	The S&P rating on Senior Secured Debt is BB–.
Fitch	BB	Stable	The Fitch rating was upgraded from BB– with a negative outlook) in June 2003.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating.
(2)	On June 29, 2004, Moody’s issued a press release placing the long-term debt rating of Xerox and its supported subsidiaries under review for possible upgrade.

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

Accounts Receivable Financing

In June 2004 we completed a transaction with General Electric Capital Corporation for a three-year $400 million revolving credit facility secured by U.S. accounts receivable. As of June 30, 2004, approximately $187 million was drawn, secured by $305 million of accounts receivable. This arrangement is being accounted for as a secured borrowing as both the accounts receivable and related borrowings are reflected in our condensed consolidated balance sheets.

Summary—Financial Flexibility and Liquidity:

With $2.5 billion of cash and cash equivalents on hand at June 30, 2004 and borrowing capacity under our 2003 Credit Facility of $700 million, less $15 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Financial Risk Management

As a multinational company, we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. As a result of our improved liquidity and financial position, our ability to utilize derivative contracts as part of our risk management strategy, described below, has substantially improved. Certain of these hedging arrangements do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, our results of operations are exposed to some volatility, which we attempt to minimize or eliminate whenever possible. The level of volatility will vary with the level of derivative hedges outstanding, as well as the currency and interest rate market movements in the period.

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

Some of our derivative contracts and several other material contracts at June 30, 2004 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or other long-term assets, depending on when the cash will be contractually released.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 46 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

(b) Changes in Internal Controls

During our second fiscal quarter, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

The information set forth under Note 10 contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 2 Changes in Securities

During the quarter ended June 30, 2004, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on May 25, 2004: Registrant issued 30,124 deferred stock units (“DSU”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The DSUs were issued to each of the nonemployee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph S. Larsen, N. J. Nicholas, Jr., John E. Pepper, Ann N. Reese and Stephen Robert.

(c)	The DSUs were issued at a deemed purchase price of $13.295 per DSU (aggregate price $400,499), based upon the market value of our Common Stock on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 4 Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 20, 2004 at the Park Hyatt Philadelphia at the Bellevue, Broad and Walnut Streets, Philadelphia, PA.

Proxies for the meeting were solicited on behalf of the Board of Directors of Xerox Corporation pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement, and all nominees were elected.

At the meeting, votes were cast upon the election of directors and the ratification of the selection of independent auditors as described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A) as follows:

Proposal 1—Election of directors for the ensuing year.

Name	For	Withheld Vote
Glenn A. Britt	680,232,171	44,529,938
Richard J. Harrington	678,681,098	46,081,011
William Curt Hunter	678,386,549	46,375,560
Vernon E. Jordan, Jr.	559,982,147	164,779,962
Hilmar Kopper	645,900,327	78,861,782
Ralph S. Larsen	677,957,294	46,804,815
Anne M. Mulcahy	678,467,751	46,294,358
N. J. Nicholas, Jr.	646,214,316	78,547,793
John E. Pepper	646,075,622	78,686,487
Ann N. Reese	680,280,810	44,481,299
Stephen Robert	680,878,813	43,883,296

Proposal 2—Ratification of Selection of Independent Auditors.

For—	708,505,384
Against—	10,295,349
Abstain—	5,961,376
Broker Non-Vote—	0

Proposal 3—Adoption of 2004 Performance Incentive Plan (a copy of the Plan is included as an exhibit to this Report on Form 10-Q)

For—	538,172,821
Against—	52,690,282
Abstain—	7,708,873
Broker Non-Vote—	0

Proposal 4—Adoption of 2004 Equity Compensation Plan for Non-Employee Directors (a copy of the Plan is included as an exhibit to this Report on Form 10-Q)

For—	517,556,110
Against—	72,776,244
Abstain—	8,239,622
Broker Non-Vote—	0

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibit 3(a)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003.

Incorporated by reference to Exhibit 4(a)(1) to Registrant’s Registration Statement No. 333-111623

Exhibit 3(b)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10(x)—Xerox Corporation 2004 Performance Incentive Plan

Incorporated by reference to Exhibit (V) to Registrant’s 2004 Proxy Statement filed with the Commission pursuant to Regulation 14A on April 2, 2004.

Exhibit 10(y)—Xerox Corporation 2004 Equity Compensation Plan for Non-Employee Directors

Incorporated by reference to Exhibit (VI) to Registrant’s 2004 Proxy Statement filed with the Commission pursuant to Regulation 14A on April 2, 2004.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31—(a) Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Current Report on Form 8-K dated April 23, 2004* was filed during the quarter ended June 30, 2004, reporting matters under Item 12 “Results of Operations and Financial Condition.”

*	This asterisk indicates Current Reports on Form 8-K submitted to the U.S. Securities and Exchange Commission that include information “furnished” pursuant to Items 9 and/or 12 of Form 8-K, which pursuant to General Instruction B of Form 8-K is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). The information furnished pursuant to Items 9 and/or 12 in such Reports is not subject to the liabilities of Section 18 of the Exchange Act and is not incorporated by reference into this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

Date: August 3, 2004	By:	/S/ GARY R. KABURECK
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

Exhibit 3(a)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003.

Incorporated by reference to Exhibit 4(a)(1) to Registrant’s Registration Statement No. 333-111623

Exhibit 3(b)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10(x)—Xerox Corporation 2004 Performance Incentive Plan

Incorporated by reference to Exhibit (V) to Registrant’s 2004 Proxy Statement filed with the Commission pursuant to Regulation 14A on April 2, 2004.

Exhibit 10(y)—Xerox Corporation 2004 Equity Compensation Plan for Non-Employee Directors

Incorporated by reference to Exhibit (VI) to Registrant’s 2004 Proxy Statement filed with the Commission pursuant to Regulation 14A on April 2, 2004.

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