Form 10-Q
period 2004-09-30
XEROX CORP
filed 2004-11-05
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock, $1 par value	840,175,725 shares

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

Revenue Trends—Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction systems. We expect that revenue growth can be further enhanced through our document management and consulting services in the areas of personalized and product life cycle communications, office and production services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct sales productivity and expand our indirect distribution channels in our developing markets operations and other geographic areas in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase equipment placements, equipment utilization and color adoption. Equipment placements typically occur through leases with original terms of three to five years. There will be a lag between the increase in equipment placement and an increase in post sale revenues. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement toward distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to return to and maintain a consistent trend of revenue growth, it could materially adversely affect our results of operations and financial condition.

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

Debt—We have and will continue to have a substantial amount of debt and other obligations. As of September 30, 2004, we had $10.8 billion of total debt ($4.3 billion of which is secured by finance receivables) and $1.8 billion of liabilities to trusts issuing preferred securities. Cash and cash equivalents were $3.4 billion at September 30, 2004. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—Our liquidity is a function of our ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of our finance receivables portfolios. With $3.4 billion of cash and cash equivalents on hand at September 30, 2004 and borrowing capacity under our 2003 Credit Facility of $700 million, less $15 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of September 30, 2004, $2.5 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At September 30, 2004, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Litigation—We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”), as discussed in Note 10 to the Condensed Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

XEROX CORPORATION

Form 10-Q

September 30, 2004

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions, except per-share data)
Revenues
Sales	$1,652	$1,603	$5,092	$4,888
Service, outsourcing and rentals	1,834	1,885	5,602	5,772
Finance income	230	244	702	749

Total Revenues	3,716	3,732	11,396	11,409

Costs and Expenses
Cost of sales	1,041	1,050	3,276	3,120
Cost of service, outsourcing and rentals	1,056	1,060	3,210	3,245
Equipment financing interest	85	89	260	274
Research and development expenses	189	207	569	668
Selling, administrative and general expenses	1,036	1,028	3,122	3,137
Restructuring charges	23	11	62	56
Provision for litigation	—	—	—	300
Gain on affiliate’s sale of stock	—	(12)	—	(13)
Other expenses, net	123	157	260	516

Total Costs and Expenses	3,553	3,590	10,759	11,303

Income from Continuing Operations before Income Taxes and Equity Income	163	142	637	106
Income taxes	62	38	220	11
Equity in net income of unconsolidated affiliates	62	13	119	43

Income from Continuing Operations	163	117	536	138
Gain on sale of ContentGuard, net of income taxes of $26	—	—	83	—

Net Income	$163	$117	$619	$138
Less: Preferred stock dividends, net	(14)	(25)	(59)	(46)

Income Available to Common Shareholders	$149	$92	$560	$92

Basic Earnings per Share
Earnings from Continuing Operations	$0.18	$0.12	$0.58	$0.12
Net Earnings per Share	$0.18	$0.12	$0.68	$0.12
Diluted Earnings per Share
Earnings from Continuing Operations	$0.17	$0.11	$0.55	$0.11
Net Earnings per Share	$0.17	$0.11	$0.63	$0.11

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2004	December 31, 2003
	(In millions, except share data in thousands)
Assets
Cash and cash equivalents	$3,395	$2,477
Accounts receivable, net	2,026	2,159
Billed portion of finance receivables, net	416	461
Finance receivables, net	2,740	2,981
Inventories	1,349	1,152
Other current assets	1,064	1,105

Total Current Assets	10,990	10,335
Finance receivables due after one year, net	5,001	5,371
Equipment on operating leases, net	380	364
Land, buildings and equipment, net	1,723	1,827
Investments in affiliates, at equity	825	644
Intangible assets, net	298	325
Goodwill	1,740	1,722
Deferred tax assets, long-term	1,505	1,526
Other long-term assets	2,072	2,477

Total Assets	$24,534	$24,591

Liabilities and Equity
Short-term debt and current portion of long-term debt	$4,063	$4,236
Accounts payable	959	1,010
Accrued compensation and benefits costs	465	532
Unearned income	226	251
Other current liabilities	1,367	1,540

Total Current Liabilities	7,080	7,569
Long-term debt	6,731	6,930
Pension and other benefit liabilities	1,135	1,058
Post-retirement medical benefits	1,273	1,268
Liabilities to subsidiary trusts issuing preferred securities	1,782	1,809
Other long-term liabilities	1,137	1,278

Total Liabilities	19,138	19,912
Series B convertible preferred stock	—	499
Series C mandatory convertible preferred stock	889	889
Common stock and additional paid in capital	3,812	3,239
Retained earnings	1,875	1,315
Accumulated other comprehensive loss	(1,180)	(1,263)

Total Liabilities and Equity	$24,534	$24,591

Shares of common stock issued and outstanding	840,176	793,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Cash Flows from Operating Activities:
Net income	$163	$117	$619	$138
Adjustments required to reconcile net income to cash flows from operating activities:
Gain on sale of ContentGuard, net of tax	—	—	(83)	—
Provision for litigation	—	—	—	300
Depreciation and amortization	168	178	511	566
Provisions for receivables and inventory	36	80	134	253
Net loss (gain) on sales of businesses and assets	3	(8)	(47)	—
Undistributed equity in net income of unconsolidated affiliates	(59)	(13)	(93)	(33)
Loss on early extinguishment of debt	—	—	—	73
Restructuring and other charges	23	11	62	56
Cash payments for restructurings	(38)	(46)	(142)	(299)
Contributions to pension benefit plans	(127)	(604)	(376)	(656)
Early termination of derivative contracts	14	—	74	—
Increase in inventories	(154)	(82)	(285)	(65)
Increase in on-lease equipment	(73)	(35)	(175)	(107)
Decrease in finance receivables	144	200	442	545
Decrease in accounts receivable and billed portion of finance receivables	58	99	121	174
Increase in accounts payable and accrued compensation	160	168	147	147
Net change in income tax assets and liabilities	5	8	27	(131)
(Decrease) increase in other current and long-term liabilities	(8)	21	(95)	(30)
Other, net	120	(27)	93	(23)

Net cash provided by operating activities	435	67	934	908

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(36)	(47)	(131)	(126)
Proceeds from sales of land, buildings and equipment	7	1	46	5
Cost of additions to internal use software	(15)	(10)	(35)	(34)
Proceeds from divestitures and investments, net	1	—	187	29
Net change in escrow and other restricted investments	25	95	216	61

Net cash (used in) provided by investing activities	(18)	39	283	(65)

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	402	467	1,599	1,609
Debt payments on secured financings	(494)	(602)	(1,471)	(1,577)
Net cash proceeds (payments) on other debt	529	6	(380)	(2,850)
Net proceeds from issuance of mandatory convertible preferred stock	—	—	—	889
Proceeds from issuances of common stock	6	8	53	468
Dividends on preferred stock	(14)	(10)	(69)	(32)
Dividends to minority shareholders	(13)	(2)	(14)	(3)

Net cash provided by (used in) financing activities	416	(133)	(282)	(1,496)

Effect of exchange rate changes on cash and cash equivalents	20	18	(17)	36

Increase (decrease) in cash and cash equivalents	853	(9)	918	(617)
Cash and cash equivalents at beginning of period	2,542	2,279	2,477	2,887

Cash and cash equivalents at end of period	$3,395	$2,270	$3,395	$2,270

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

For convenience and ease of reference, we refer to the financial statement caption “Income from Continuing Operations before Income Taxes and Equity Income” as “pre-tax income.”

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

With $3.4 billion of cash and cash equivalents on hand at September 30, 2004 and borrowing capacity under our 2003 Credit Facility of $700, less $15 utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants, financial maintenance covenants and other limitations. The indentures governing our outstanding senior notes contain several affirmative and negative covenants. The senior notes do not, however, contain any financial maintenance covenants. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our vendor financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of September 30, 2004, $2.5 billion was outstanding under the Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At September 30, 2004, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and we expect to remain in full compliance for at least

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity and operations. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us and assuming a similar facility was not established, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

2. Stock-Based Compensation:

We do not recognize compensation expense relating to employee stock options because the exercise price is equal to the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income and income per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income—as reported	$163	$117	$619	$138
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	14	28	41	66

Net income—pro forma	$149	$89	$578	$72

Basic EPS—as reported	$0.18	$0.12	$0.68	$0.12
Basic EPS—pro forma	0.16	0.08	0.63	0.03
Diluted EPS—as reported	$0.17	$0.11	$0.63	$0.11
Diluted EPS—pro forma	0.15	0.08	0.59	0.03

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

In the first quarter 2004, we sold all but 2 percent of our 75 percent ownership interest in ContentGuard Inc. (“ContentGuard”) to Microsoft Corporation and Time Warner Inc. for $66 cash. The sale resulted in an after-tax gain of approximately $83 ($109 pre-tax) and reflects our recognition of cumulative operating losses. The gain on the sale has been presented within the statement of income considering the reporting requirements related to

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

discontinued operations pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The revenues, operating results and net assets of ContentGuard were immaterial for all periods presented. ContentGuard, which was originally created out of research developed at the Xerox Palo Alto Research Center (“PARC”), licenses intellectual property and technologies related to digital rights management.

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

4. Restructuring Programs:

The restructuring charges in the Condensed Consolidated Statements of Income totaled $62 and $56 for the nine months ended September 30, 2004 and 2003, respectively. Detailed information related to restructuring program activity during the nine months ended September 30, 2004 is outlined below.

Restructuring Activity	Ongoing Programs	Turnaround Program	Total
Ending Balance December 31, 2003	$179	$42	$221
Provision	70	1	71
Reversals of prior accruals	(8)	(1)	(9)
Charges against reserve and currency	(139)	(12)	(151)

Ending Balance September 30, 2004	$102	$30	$132

Reconciliation to Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Restructuring provision	$24	$14	$71	$74
Restructuring reversal	(1)	(3)	(9)	(18)

Restructuring charges	$23	$11	$62	$56

Reconciliation to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Charges to reserve, all programs	$(37)	$(49)	$(151)	$(329)
Pension curtailment, special termination benefits and settlements	1	3	8	28
Effects of foreign currency and other non-cash	(2)	—	1	2

Cash payments for restructurings	$(38)	$(46)	$(142)	$(299)

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Beginning in the fourth quarter of 2002, after effectively completing initiatives under our Turnaround program, we initiated a series of ongoing restructuring initiatives designed to continue to achieve the cost savings resulting from realized productivity improvements. These ongoing initiatives included downsizing our employee base and the outsourcing of certain internal functions. The initiatives are not individually significant and primarily include severance actions and impact all geographies and segments. During 2004, we provided an additional $62 for ongoing restructuring programs, including net reversals of $8, related to changes in estimates in severance costs from previously recorded actions. The additional provision consisted of $54 (which includes $8 for pension settlements) related to the elimination of over 1,300 positions primarily in North America and Latin America, $7 for lease terminations and $1 for asset impairments. The reserve balance for Ongoing programs as of September 30, 2004 was $102, the majority of which will be spent over the next six months. The reserve balance for the Turnaround program as of September 30, 2004 was $30 and the majority of this balance relates to our exit from facilities in Europe and the United States, which are currently leased beyond 2008.

The following tables summarize the total costs incurred in connection with these on-going restructuring programs and the cumulative amount incurred as of September 30, 2004 as well as the total costs expected to be incurred for initiatives identified to date:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2003	Net amount incurred for the nine months ended September 30, 2004	Cumulative amount incurred as of September 30, 2004	Total expected to be incurred *
Production	$228	$15	$243	$253
Office	168	19	187	196
DMO	67	24	91	91
Other	116	4	120	125

Total Provisions	$579	$62	$641	$665

*	The total amount of $665 represents the cumulative amount incurred through September 30, 2004 plus additional expected restructuring charges of $24 related to initiatives identified to date but not yet recognized in the Condensed Consolidated Financial Statements.

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2003	Amount incurred for the nine months ended September 30, 2004	Cumulative amount incurred as of September 30, 2004	Total expected to be incurred *
Severance and related costs	$483	$54	$537	$558
Lease cancellation and other costs	51	7	58	61
Asset impairments	45	1	46	46

Total provisions	$579	$62	$641	$665

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

5. Inventories:

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Finished goods	$1,036	$911
Work in process	81	74
Raw materials	232	167

Total inventories	$1,349	$1,152

6. Common Shareholders’ Equity:

Common shareholders’ equity consisted of:

	September 30, 2004	December 31, 2003
Common stock	$841	$794
Additional paid in capital	2,971	2,445
Retained earnings	1,875	1,315
Accumulated other comprehensive loss (1)	(1,180)	(1,263)

Total	$4,507	$3,291

(1)	Accumulated other comprehensive loss at September 30, 2004 was comprised of cumulative translation adjustments of $(980), a minimum pension liability of $(203) and unrealized cash flow hedging gains of $3.

Comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$163	$117	$619	$138
Translation adjustments	93	73	(3)	287
Unrealized gains on marketable securities	—	9	1	9
Realized gain on marketable securities	—	—	(18)	—
Adjustment for minimum pension liability (1)	70	—	101	(92)
Cash flow hedge adjustments	(7)	1	2	2

Comprehensive income	$319	$200	$702	$344

(1)	The change of $101 in the minimum pension liability since December 31, 2003 relates primarily to our portion of a minimum pension liability reduction recorded by Fuji Xerox (inclusive of the remeasurement resulting from the third quarter settlement gain described in Note 9).

On May 27, 2004, all 6.2 million of our Employee Stock Ownership Plan (“ESOP”) Series B convertible preferred shares, which carried a $6.25 annual dividend per share, were redeemed for 37 million common shares in accordance with the original conversion provisions of the preferred shares. The redemption was accounted for through a transfer of $483 from preferred stock to common stock and additional paid-in-capital. Dividends were

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

paid through the redemption date of May 27, 2004. The redemption had no impact on net income or diluted earnings per share (“EPS”) as such shares were previously included in our EPS computation in accordance with the “if converted” methodology.

7. Interest Expense and Income:

Interest expense and interest income for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest expense (1)	$176	$216	$530	$695
Interest income (2)	244	261	760	788

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

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

8. Segment Reporting:

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. In 2004, we reclassified the operations of our Central and Eastern European entities to DMO to align our segment reporting with how we manage our business. As a result, 2003 annual revenue of $147 was reclassified from Production, Office and Other to DMO. The impact for the third quarter 2003 was as follows: Production: $(10); Office: $(14); DMO: $34; and Other: $(10). Operating profit was reclassified for this change as well as for certain other expense allocations. The impact for the third quarter of 2003 was as follows: Production: $(15); Office: $6; DMO: $4; and Other: $5.

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

The segment classified as Other, includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper), Small Office/Home Office (“SOHO”), Wide Format Systems, Xerox Technology Enterprises and value-added services, royalty and license revenues. Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the Production, Office and DMO segments including non-financing interest and other corporate costs.

Operating segment revenues and profitability for the three months ended September 30, 2004 and 2003 were as follows:

	Production	Office	DMO	Other (1)	Total
2004
Total segment revenues	$1,067	$1,819	$406	$424	$3,716

Segment profit	$58	$182	$6	$2	$248

2003
Total segment revenues	$1,047	$1,823	$437	$425	$3,732

Segment profit (loss)	$38	$187	$28	$(87)	$166

Operating segment revenues and profitability for the nine months ended September 30, 2004 and 2003 were as follows:

	Production	Office	DMO	Other (1)	Total
2004
Total segment revenues	$3,283	$5,545	$1,243	$1,325	$11,396

Segment profit	$226	$542	$36	$14	$818

2003
Total segment revenues	$3,210	$5,566	$1,277	$1,356	$11,409

Segment profit (loss)	$240	$502	$113	$(277)	$578

(1)	The $73 loss associated with extinguishment of debt on the 2002 Credit Facility, previously reflected in Other segment profit (loss) for the nine months ended September 30, 2003, has been reclassified and is reflected in the reconciliation to pre-tax income below.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

The following is a reconciliation to pre-tax income:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Total segment profit	$248	$166	$818	$578
Reconciling items:
Restructuring and asset impairment charges	(23)	(11)	(62)	(56)
2002 credit facility fee write-off	—	—	—	(73)
Provision for litigation	—	—	—	(300)
Allocated item:
Equity in net income of unconsolidated affiliates	(62)	(13)	(119)	(43)

Pre-tax income	$163	$142	$637	$106

9. Investment in Fuji Xerox:

Our equity in net income of our unconsolidated affiliates for the three and nine months ended September 30, 2004 and 2003, was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Fuji Xerox	$60	$11	$108	$30
Other investments	2	2	11	13

Total	$62	$13	$119	$43

Condensed financial data of Fuji Xerox for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Summary of Operations
Revenues	$2,320	$2,122	$7,098	$6,225
Cost and Expenses	1,937	2,018	6,412	5,911
Income before income taxes	383	104	686	314
Income taxes	142	42	262	154
Minorities’ interests	6	8	15	27
Cumulative effect of change in accounting principle	—	—	—	14

Net income	$235	$54	$409	$119

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Fuji Xerox elected to return the substitutional portion of their pension plan to the Japanese government in accordance with the Japan Welfare Pension Insurance Law. The transfer process was concluded during August 2004, at which time Fuji Xerox recognized a settlement gain as a result of the transfer of this portion of their pension obligations. Equity in net income of unconsolidated affiliates includes $38 as our proportionate share of this gain.

10. Contingencies:

Guarantees, Indemnifications and Warranty Liabilities:

Indemnification of Officers and Directors—Our corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify Xerox Corporation’s officers and directors against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to Xerox Corporation and our subsidiaries. The by-laws provide no limit on the amount of indemnification. The litigation matters and regulatory actions described below involve certain of our current and former directors and officers, all of whom are covered by the aforementioned indemnity and if applicable, the current and prior period insurance policies. However, certain indemnification payments may not be covered under our directors’ and officers’ insurance coverage. In addition, we indemnify certain fiduciaries of our employee benefit plans for liabilities incurred in their service as fiduciary whether or not they are officers of Xerox Corporation.

Product Warranty Liabilities:

In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our lower-end products in the Office segment, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. The following table summarizes product warranty activity for the nine months ended September 30, 2004 and 2003:

	2004	2003
Balance as of January 1	$19	$25
Provisions and adjustments	33	37
Payments	(31)	(39)

Balance as of September 30	$21	$23

Tax related contingencies:

At September 30, 2004, our Brazilian operations had received assessments levied against it for indirect and other taxes which, inclusive of interest, were approximately $504. The change since the December 31, 2003 disclosed amount of $449 is primarily due to indexation and interest, additional assessments and currency. The assessments principally relate to the internal transfer of inventory. We are disputing these assessments and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

resolution of these assessments will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, we may be required to make cash deposits and other security of up to half of the total amount in dispute. Generally, any such amounts would be refundable to the extent the matter is resolved in our favor.

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

Christine Abarca, et al. v. City of Pomona, et al. (Pomona Water Cases): On June 24, 1999, the Company was served with a summons and complaint filed in the Superior Court of the State of California for the County of Los Angeles. The complaint was filed on behalf of 681 individual plaintiffs claiming damages as a result of our alleged disposal and/or release of hazardous substances into the soil and groundwater. Subsequently, six additional complaints were filed in the same court on behalf of another 459 plaintiffs, with the same claims for damages as the June 1999 action. All seven cases have been served on the Company. Currently there are approximately 540 plaintiffs remaining in the case, as many plaintiffs have been dismissed from the litigation. Plaintiffs in all seven cases allege that hazardous substances from the Company’s operations entered the municipal drinking water supplied by the City of Pomona and the Southern California Water Company, and as a result they were exposed to the substances by inhalation, ingestion and dermal contact. Plaintiffs’ claims against the Company include personal injury, wrongful death, property damage, negligence, trespass, nuisance, and violation of the California Unfair Trade Practices Act. Damages are unspecified. The seven cases against the Company (“Abarca Group”) have been coordinated with approximately 13 unrelated cases against other defendants which involve alleged contaminated groundwater and drinking water in the San Gabriel Valley area of Los Angeles County. In all of those cases, plaintiffs have sued both the providers of drinking water and the industrial defendants who they contend contaminated the water. The body of groundwater involved in the Abarca cases, and allegedly contaminated by the Company, is separate and distinct from the body of groundwater that is involved in the San Gabriel Valley cases, and there is no allegation that the Company is involved in the San Gabriel Valley cases. Nonetheless, the court ordered both groups of cases to be coordinated because both groups concern allegations of groundwater and drinking water contamination, have similar theories of liability alleged against the defendants, and involve a number of similar legal issues, thus apparently making it more efficient, in the view of the court, for all of them to be handled by one judge. The parties have reached agreement in principle to enter into a confidential settlement agreement, the terms of which are not material to the Company.

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

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: A dispute between MPI Technologies, Inc. (“MPI”) and the Company and Xerox Canada Ltd. (“XCL”) is being arbitrated in Ontario, Canada. The dispute arose under a license agreement (“Agreement”) made as of March 15, 1994 between MPI and XCL. Subsequently, the Company became MPI’s primary interface for the Agreement and the activities thereunder. MPI has alleged damages of $90 for royalties owed under the Agreement, $35 for breach of fiduciary duty or breach of confidence, $35 in punitive damages and unspecified damages and injunctive relief

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

with respect to a claim of copyright infringement. The Company and XCL have asserted a counterclaim against MPI for overpayment of royalties, breach of contract and copyright infringement. In September 2004, MPI moved to amend its claim to add its parent, MPI Tech S.A., as a claimant. The Company and XCL opposed the motion to add the additional party and moved to dismiss MPI’s copyright claim. The arbitration panel has not decided the cross motions. The hearing of the arbitration is scheduled to commence on January 17, 2005. The Company and XCL deny any wrongdoing, deny that any damages are owed and are vigorously defending the action. It is not possible at this stage of the arbitration to estimate the amount of loss or the range of possible loss that might result from an adverse ruling or a settlement of this matter.

Accuscan, Inc. v. Xerox Corporation: On April 11, 1996, an action was commenced by Accuscan, Inc. (“Accuscan”), in the United States District Court for the Southern District of New York (“DCSD”), against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, a verdict was entered in favor of Accuscan for $40. However, on September 14, 1998, the court granted our motion for a new trial on damages. The trial ended on October 25, 1999 with a verdict of $10. We appealed to the Court of Appeals for the Federal Circuit (“CAFC”) which found the patent was not infringed, thereby terminating the lawsuit subject to an appeal which was filed by Accuscan to the U.S. Supreme Court. The decision of the U.S. Supreme Court was to remand the case back to the CAFC to consider its previous decision based on the U.S. Supreme Court’s May 28, 2002 ruling in the Festo case. On September 17, 2003, the CAFC reconsidered the case and again held that the patent was not infringed. On December 15, 2003, Accuscan filed a petition to the U.S. Supreme Court to appeal the CAFC’s September 17, 2003 decision. This petition was denied on February 23, 2004. The period during which Accuscan could obtain reconsideration of the Supreme Court’s denial of the petition for writ of certiorari has expired. Xerox intends to file a joint motion with the plaintiff to have a judgment (consistent with the mandate issued by the CAFC) entered for Xerox.

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

Compression Labs, Inc. v. Agfa et al. (including Xerox Corporation): In April 2004, Compression Labs, Incorporated (CLI) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division against Xerox, along with 27 other companies, seeking unspecified damages for patent infringement, injunction and other ancillary relief. According to CLI, the patent covers an aspect of a standard for compressing full-color or gray-scale still images (JPEG). We deny any wrongdoing and are vigorously defending this action. In July 2004, along with several of the other defendants in the above named action, we filed a complaint against CLI in Federal Court in Delaware, requesting a declaratory judgment of non-infringement and invalidity; a finding of an implied license to use the patent; a finding that CLI is estopped from enforcing the patent; damages and relief under state law for deceptive trade practices, unfair competition, fraud, negligent misrepresentation, equitable estoppel and patent misuse; and relief under federal anti-trust laws for CLI’s violation of Section 2 of the Sherman Act. Discovery is proceeding in the District Court of the Eastern District of Texas (with document production being anticipated in the first half of 2005), while discovery has been stayed in the District Court of Delaware (pending a decision to a CLI motion to stay, dismiss or transfer). Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Other Matters:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm, formerly owned by 3Com Corporation, for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” Upon

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

reexamination, the U.S. Patent and Trademark Office confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the District Court found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims, and on October 5, 2000 the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity, thus establishing liability. In January 2003, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals for the Federal Circuit affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and remanded the validity issues to the District Court for further analysis. On December 5, 2003 Palm moved for sanctions, alleging that Xerox withheld production of material information. Xerox has since responded to the motion denying the basis of claims. On December 10, 2003 the District Court heard oral arguments on summary judgment motions from both parties directed solely to the issue of validity. A decision denying Xerox’s motions and granting Palm’s motion of summary judgment for invalidity (“SJ”) was granted in May 2004. In June 2004, Palm filed a motion requesting clarification of the grant of SJ, Xerox has responded to that motion, and also filed a motion to reconsider the SJ. Unless the District Court vacates the SJ, pursuant to the motion to reconsider, Xerox plans to appeal the grant of summary judgment of invalidity in due course.

U.S. Attorney’s Office Investigation: We previously reported that the U.S. attorney’s office in Bridgeport, Connecticut, was conducting an investigation into matters relating to Xerox, namely accounting and disclosure issues during the period 1998 to 2000, particularly relating to the Company’s operations in Latin America. The accounting matters upon which the U.S. Attorney’s office appeared to be focusing were ones that were investigated by the SEC and addressed in the Company’s restatements. The Company cooperated with the investigation and provided documents as requested. On October 15, 2004, the U.S. Attorney’s office informed the Company that it had completed its investigation and declined to bring charges against the Company or any individuals in connection with the investigation.

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

India. In recent years we have become aware of a number of issues at our Indian subsidiary that occurred over a period of several years much of which occurred before we obtained majority ownership of these operations in mid 1999. These issues include misappropriations of funds and payments to other companies that may have been inaccurately recorded on the subsidiary’s books and certain improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. We have reported these transactions to the Indian authorities, the U.S. Department of Justice and to the SEC. We understand that the Indian investigator engaged by the Department of Company Affairs has completed an investigation of this matter and the outcome of the investigation is pending. In October 2004, we increased our ownership interest in our Indian subsidiary to 86 percent, further increasing our controlling interest over this subsidiary.

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

11. Employee Benefit Plans

Components of Net Periodic Cost

	Pension Benefits				Other Benefits
	Three months Ended September 30,		Nine months Ended September 30,		Three months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$56	$50	$164	$151	$5	$6	$16	$19
Interest cost	122	112	362	333	22	23	67	68
Expected return on plan assets	(130)	(112)	(376)	(335)	—	—	—	—
Recognized net actuarial loss	23	13	72	40	6	3	18	10
Amortization of prior service cost	1	(1)	—	(1)	(6)	(4)	(18)	(13)
Recognized net transition obligation	1	—	4	—	—	—	—	—
Recognized settlement loss (1)	10	17	38	95	—	—	—	—

Net periodic benefit cost	$83	$79	$264	$283	$27	$28	$83	$84

(1)	Approximately $1 and $3 of the settlement losses incurred during the three months ended September 30, 2004 and 2003, respectively, were incurred as a direct result of restructuring actions. Approximately $8 and $28 of the settlement losses incurred during the nine months ended September 30, 2004 and 2003, respectively, were incurred as a direct result of restructuring actions. These amounts are included as restructuring charges in our condensed consolidated statements of income.

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003 that we expected to contribute $63 to our worldwide defined benefit pension plans and $114 to our other post-retirement benefit plans in 2004. As of September 30, 2004, contributions of $376 and $74 were made to our defined benefit

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $19 to our defined benefit pension plans and $32 to our other post-retirement benefit plans in 2004, for a total of $395 for defined benefit plans and $106 for other post-retirement benefit plans. The increase in expected 2004 defined benefit pension plan contributions is partially due to our election to contribute $210 to our U.S. plans in April 2004 for the purpose of making those plans 100 percent funded on a current liability basis under government funding rules. This $210 contribution was made following a review of the 2004 actuarial valuation results and giving consideration to our liquidity position. In addition to the contribution to our U.S. plan, during September 2004, we contributed an additional $108 to our pension plan in the U.K. This contribution was also made for the purpose of improving the funded status of the plan and was not anticipated in our original funding estimate.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act will provide prescription drug coverage to retirees beginning in 2006 and will provide subsidies to sponsors of post-retirement medical plans that provide actuarially equivalent prescription drug coverage. In May 2004, FASB Staff Position No. FAS 106-2 (“FSP”) was issued by the FASB to provide guidance relating to the prescription drug subsidy provided by the Act. We currently provide post-retirement benefits to a group of retirees under two plans whereby retirees have little or no cost sharing for the prescription benefits. For these retirees, the prescription drug benefit provided by us would be considered to be actuarially equivalent to the benefit provided under the Act. Therefore, we have retroactively applied the FSP as of our measurement date of December 31, 2003. The Company has reduced its Accumulated Projected Benefit Obligation (“APBO”) by $64 for the subsidy related to benefits attributed to past service under these plans. This reduction will be reflected through the reduction of the amortization of actuarial losses over an effective amortization period of 12 years, which reflects the average remaining service period of the employees in the plan. The effect of the subsidy on the measurement of net periodic post-retirement cost for the full year 2004 was not material. We also provide postretirement benefits to another group of retirees with cost sharing. At present, due to the lack of clarifying regulations related to the Act, we cannot determine if the benefit provided by us would be considered actuarially equivalent to the benefit provided under the Act. The issuance of final guidance could cause us to change the other post-retirement benefits financial information as it relates to this plan.

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

12. Earnings per Share:

The following tables summarize basic and diluted income per share for the three and nine months ended September 30, 2004 and 2003 (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic Earnings per Common Share:
Income from continuing operations	$163	$117	$536	$138
Accrued dividends on Series B convertible preferred stock, net	—	(10)	(16)	(30)
Accrued dividends on Series C mandatory convertible preferred stock	(14)	(15)	(43)	(16)

Adjusted income from continuing operations	$149	$92	$477	$92
Gain on sale of ContentGuard, net of tax	—	—	83	—

Net income available to common shareholders	$149	$92	$560	$92

Weighted average common shares outstanding	841,078	792,391	819,066	774,348
Basic earnings per share
Earnings from continuing operations	$0.18	$0.12	$0.58	$0.12
Gain on sale of ContentGuard, net of tax	—	—	0.10	—

Net earnings per share	$0.18	$0.12	$0.68	$0.12

Diluted Earnings per Common Share:
Income from continuing operations	$163	$117	$536	$138
Accrued dividends on Series C mandatory convertible preferred stock	(14)	(15)	(43)	(16)
ESOP expense adjustment, net	—	(10)	(6)	(30)
Interest on convertible securities (1), net of tax	14	—	41	—

Adjusted income from continuing operations	$163	$92	$528	$92
Gain on sale of ContentGuard, net of tax	—	—	83	—

Adjusted net income available to common shareholders	$163	$92	$611	$92

Weighted average common shares outstanding	841,078	792,391	819,066	774,348
Common shares issuable with respect to:
Stock options	12,927	9,377	13,841	7,698
Convertible securities (1)	115,417	—	115,417	—
Series B convertible preferred stock	—	48,858	22,567	53,797

Adjusted weighted average shares outstanding	969,422	850,626	970,891	835,843

Diluted earnings per share
Earnings from continuing operations	$0.17	$0.11	$0.55	$0.11
Gain on sale of ContentGuard, net of tax	—	—	0.08	—

Net earnings per share	$0.17	$0.11	$0.63	$0.11

(1)	The convertible securities primarily consist of the convertible liability to Xerox Capital Trust II which is described in Note 14 to our 2003 financial statements included in the 2003 Form 10-K.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

13. Financial Statements of Subsidiary Guarantors

The Senior Notes due 2009, 2010, 2011 and 2013 are jointly and severally guaranteed by Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc. (the “Guarantor Subsidiaries”), each of which is wholly-owned by Xerox Corporation (the “Parent Company”). The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statements of cash flows for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Xerox Corporation and subsidiaries as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003.

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$838	$—	$880	$(66)	$1,652
Service, outsourcing and rentals	1,006	—	883	(55)	1,834
Finance income	72	—	158	—	230
Intercompany revenues	178	—	92	(270)	—

Total Revenues	2,094	—	2,013	(391)	3,716

Cost and Expenses
Cost of sales	578	—	559	(96)	1,041
Cost of service, outsourcing and rentals	558	—	502	(4)	1,056
Equipment financing interest	26	—	59	—	85
Intercompany cost of sales	153	—	75	(228)	—
Research and development expenses	169	—	29	(9)	189
Selling, administrative and general expenses	574	—	515	(53)	1,036
Restructuring charges	7	—	16	—	23
Other expenses (income), net	16	(5)	112	—	123

Total Cost and Expenses	2,081	(5)	1,867	(390)	3,553

Income (Loss) before Income Taxes and Equity Income	13	5	146	(1)	163
Income taxes	8	2	40	12	62
Equity in net income of unconsolidated affiliates	2	—	59	1	62
Equity in net income of consolidated affiliates	156	(12)	—	(144)	—

Net Income (Loss)	$163	$(9)	$165	$(156)	$163

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$2,525	$—	$2,781	$(214)	$5,092
Service, outsourcing and rentals	3,037	—	2,725	(160)	5,602
Finance income	237	—	465	—	702
Intercompany revenues	511	—	275	(786)	—

Total Revenues	6,310	—	6,246	(1,160)	11,396

Cost and Expenses
Cost of sales	1,751	—	1,842	(317)	3,276
Cost of service, outsourcing and rentals	1,695	—	1,529	(14)	3,210
Equipment financing interest	77	—	183	—	260
Intercompany cost of sales	439	—	221	(660)	—
Research and development expenses	508	—	88	(27)	569
Selling, administrative and general expenses	1,720	—	1,554	(152)	3,122
Restructuring charges	30	—	32	—	62
Other (income) expenses, net	(23)	(16)	300	(1)	260`

Total Cost and Expenses	6,197	(16)	5,749	(1,171)	10,759

Income before Income Taxes and Equity Income	113	16	497	11	637
Income taxes	25	6	158	31	220
Equity in net income of unconsolidated affiliates	10	—	104	5	119
Equity in net income of consolidated affiliates	438	(26)	—	(412)	—

Income (Loss) from Continuing Operations	536	(16)	443	(427)	536
Gain on sale of ContentGuard, net of income taxes of $26	83	—	—	—	83

Net Income (Loss)	$619	$(16)	$443	$(427)	$619

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Balance Sheets as of September 30, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Assets
Cash and cash equivalents	$2,247	$—	$1,148	$—	$3,395
Accounts receivable, net	420	—	1,606	—	2,026
Billed portion of finance receivables, net	233	—	183	—	416
Finance receivables, net	546	—	2,194	—	2,740
Inventories	754	—	640	(45)	1,349
Other current assets	441	—	623	—	1,064

Total Current Assets	4,641	—	6,394	(45)	10,990

Finance receivables due after one year, net	1,015	—	3,986	—	5,001
Equipment on operating leases, net	226	—	155	(1)	380
Land, buildings and equipment, net	971	—	752	—	1,723
Investments in affiliates, at equity	90	—	751	(16)	825
Investments in and advances to consolidated subsidiaries	8,461	(129)	(190)	(8,142)	—
Intangible assets, net	298	—	—	—	298
Goodwill	490	296	946	8	1,740
Other long-term assets	1,035	—	2,542	—	3,577

Total Assets	$17,227	$167	$15,336	$(8,196)	$24,534

Liabilities and Equity
Short-term debt and current portion of long-term debt	$6	$—	$4,057	$—	$4,063
Accounts payable	518	—	441	—	959
Other current liabilities	1,302	6	750	—	2,058

Total Current Liabilities	1,826	6	5,248	—	7,080

Long-term debt	3,618	—	3,113	—	6,731
Intercompany payables, net	2,893	(229)	(2,629)	(35)	—
Liabilities to subsidiary trusts issuing preferred securities	715	—	1,067	—	1,782
Other long-term liabilities	2,779	—	750	16	3,545

Total Liabilities	11,831	(223)	7,549	(19)	19,138

Series C mandatory convertible preferred stock	889	—	—	—	889
Common stock, including additional paid in capital	3,812	395	8,037	(8,432)	3,812
Retained earnings	1,875	(5)	723	(718)	1,875
Accumulated other comprehensive loss	(1,180)	—	(973)	973	(1,180)

Total Liabilities and Equity	$17,227	$167	$15,336	$(8,196)	$24,534

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Company
Net cash provided by operating activities	$872	$—	$62	$934
Net cash provided by investing activities	127	—	156	283
Net cash provided by (used in) financing activities	149	—	(431)	(282)
Effect of exchange rate changes on cash and cash equivalents	(2)	—	(15)	(17)

Increase (decrease) in cash and cash equivalents	1,146	—	(228)	918
Cash and cash equivalents at beginning of period	1,101	—	1,376	2,477

Cash and cash equivalents at end of period	$2,247	$—	$1,148	$3,395

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$790	$—	$813	—	$1,603
Service, outsourcing and rentals	1,044	—	841	—	1,885
Finance income	85	—	183	(24)	244
Intercompany revenues	126	—	93	(219)	—

Total Revenues	2,045	—	1,930	(243)	3,732

Cost and Expenses
Cost of sales	540	—	538	(28)	1,050
Cost of service, outsourcing and rentals	572	—	491	(3)	1,060
Equipment financing interest	20	—	93	(24)	89
Intercompany cost of sales	109	—	73	(182)	—
Research and development expenses	177	—	33	(3)	207
Selling, administrative and general expenses	606	—	422	—	1,028
Restructuring charges	5	—	6	—	11
Gain on affiliate’s sale of stock	(12)	—	—	—	(12)
Other expenses (income), net	69	(6)	94	—	157

Total Cost and Expenses	2,086	(6)	1,750	(240)	3,590

(Loss) Income before Income Taxes (Benefits) and Equity Income	(41)	6	180	(3)	142
Income taxes (benefits)	(22)	2	59	(1)	38
Equity in net income of unconsolidated affiliates	(2)	(4)	20	(1)	13
Equity in net income of consolidated affiliates	138	(9)	—	(129)	—

Net Income (Loss)	$117	$(9)	$141	$(132)	$117

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$2,387	$—	$2,501	$—	$4,888
Service, outsourcing and rentals	3,210	—	2,562	—	5,772
Finance income	250	—	569	(70)	749
Intercompany revenues	370	—	315	(685)	—

Total Revenues	6,217	—	5,947	(755)	11,409

Cost and Expenses
Cost of sales	1,555	—	1,674	(109)	3,120
Cost of service, outsourcing and rentals	1,751	—	1,502	(8)	3,245
Equipment financing interest	70	—	274	(70)	274
Intercompany cost of sales	328	—	251	(579)	—
Research and development expenses	585	—	92	(9)	668
Selling, administrative and general expenses	1,850	—	1,287	—	3,137
Restructuring charges	36	—	20	—	56
Provision for litigation	300	—	—	—	300
Gain on affiliate’s sale of stock	(13)	—	—	—	(13)
Other expenses (income), net	345	(18)	189	—	516

Total Cost and Expenses	6,807	(18)	5,289	(775)	11,303

(Loss) Income before Income Taxes (Benefits) and Equity Income	(590)	18	658	20	106
Income taxes (benefits)	(242)	7	239	7	11
Equity in net income of unconsolidated affiliates	1	—	40	2	43
Equity in net income of consolidated affiliates	485	(24)	—	(461)	—

Net Income (Loss)	$138	$(13)	$459	$(446)	$138

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in millions except per share data and where otherwise noted)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2003

	Parent Company	Guarantors Subsidiaries	Non- Guarantor Subsidiaries	Total Company
Net cash provided by (used in) operating activities	$1,426	$—	$(518)	$908
Net cash (used in) provided by investing activities	(259)	—	194	(65)
Net cash used in financing activities	(1,429)	—	(67)	(1,496)
Effect of exchange rate changes on cash and cash equivalents	—	—	36	36

Decrease in cash and cash equivalents	(262)	—	(355)	(617)
Cash and cash equivalents at beginning of period	1,672	—	1,215	2,887

Cash and cash equivalents at end of period	$1,410	$—	$860	$2,270

14. Subsequent Events

American Jobs Creation Act

The United States Congress passed the American Jobs Creation Act of 2004 (the “Act”), which the president signed into law on October 22, 2004. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction and international tax reforms designed to improve the global competitiveness of U.S. businesses. Accordingly, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we will reflect the effects of the Act, if any, in the 2004 fourth quarter as part of income tax expense for the period. We are still evaluating the impact of the Act on the Company. Accordingly, we have not yet determined its impact on our effective tax rate and on our deferred tax assets and liabilities.

Redemption of Convertible Trust Preferred Securities

The Company announced on November 4, 2004 the redemption, effective December 6, 2004 (the “redemption date”), of all issued and outstanding 7-1/2% Convertible Trust Preferred Securities due 2021 (the “securities”). Currently 20.7 million securities are outstanding with an aggregate principal amount of $1.035 billion.

The securities were issued in November 2001 by Xerox Capital Trust II under a declaration of trust dated November 27, 2001 with Wells Fargo Bank, N.A., as trustee. The redemption price is $51.875 per security, plus accrued and unpaid interest to the redemption date. The trustee will send a notice of redemption to all registered holders of the securities.

As an alternative to cash redemption, at the option of the holder, holders of the securities may elect to convert their securities into shares of Xerox common stock at a conversion rate of $9.125 per share (5.4795 shares of Xerox common stock per $50 principal amount of securities at maturity), at any time before the close of business on December 3, 2004 by complying with the conversion requirements set forth in the declaration of trust for the securities.

The securities are convertible into a maximum of 113,425,650 shares of Xerox common stock. Issuing these shares will have no impact on the Company’s diluted earnings per share (“EPS”) as such shares were previously included in the Company’s diluted EPS calculation in accordance with the “if converted” accounting methodology.

Item 2

XEROX CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
($ In millions)	2004	2003	2004	2003
Equipment sales	$1,000	$948	$3,052	$2,869
Post sale and other revenue	2,486	2,540	7,642	7,791
Finance income	230	244	702	749

Total Revenues	$3,716	$3,732	$11,396	$11,409

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,652	$1,603	$5,092	$4,888
Less: Supplies, paper and other sales	(652)	(655)	(2,040)	(2,019)

Equipment sales	$1,000	$948	$3,052	$2,869

Service, outsourcing & rentals	$1,834	$1,885	$5,602	$5,772
Add: Supplies, paper and other sales	652	655	2,040	2,019

Post sale and other revenue	$2,486	$2,540	$7,642	$7,791

Total third quarter 2004 revenues of $3.7 billion were essentially flat as compared to the 2003 third quarter including a 3-percentage point benefit from currency. Equipment sales grew 5 percent in the third quarter 2004 reflecting a 2-percentage point benefit from currency as well as the success of our color and digital light production products. 2004 third quarter post sale and other revenue declined 2 percent from the 2003 third quarter as declines in older light lens technology products and developing market operations (“DMO”), driven by Latin America, were only partially offset by digital office and production growth as well as a 3-percentage point currency benefit. The DMO and light lens declines reflect a reduction of equipment at customer locations and related page volume declines. Finance income declined 6 percent, including a 3-percentage point benefit from currency.

Total revenues for the nine months ended September 30, 2004 of $11.4 billion were essentially flat as compared to the prior year period and included a 3-percentage point benefit from currency. Equipment sales increased 6 percent reflecting the success of our color and digital light production products and a 3-percentage point benefit from currency. Post sale and other revenues declined 2 percent as declines in older light lens technology products and DMO, driven by Latin America, were partially offset by digital office and production color growth as well as a 3-percentage point benefit from currency. The light lens and DMO declines reflect a reduction of equipment at customer locations and related page volume declines. Finance income declined 6 percent, including a 4-percentage point benefit from currency.

2004 third quarter net income was $163 million or 17 cents per diluted share. Third quarter 2004 net income included $38 million of 2004 third quarter equity income related to our share of the gain recorded by Fuji Xerox as a result of the transfer and settlement of a portion of their pension obligation to the Japanese government, as offset by after-tax restructuring charges of $16 million ($23 million pre-tax). 2003 third quarter net income of $117 million, or 11 cents per diluted share, included after-tax restructuring charges of $7 million ($11 million pre-tax).

Net income for the nine months ended September 30, 2004 was $619 million or 63 cents per diluted share compared with net income of $138 million or 11 cents per diluted share for the same period in the prior year. Net income for the nine months ended September 30, 2004 included an after-tax gain of $83 million ($109 million pre-tax) related to the sale of all but 2 percent of our 75 percent equity interest in ContentGuard Holdings, Inc. (“ContentGuard”), an after-tax $38 million pension settlement benefit from Fuji Xerox, an after-tax gain of $30 million ($38 million pre-tax) from the ScanSoft sale, as offset by after-tax restructuring charges of $41 million ($62 million pre-tax). Net income for the nine months ended September 30, 2003 included a $183 million ($300 million pre-tax) charge related to the Berger v. Retirement Income Guarantee Plan Litigation, a $45 million after-tax ($73 million pre-tax) loss on the early extinguishment of debt related to the remaining unamortized fees associated with the terminated 2002 Credit Facility, after-tax restructuring charges of $35 million ($56 million pre-tax) and certain non-recurring income tax benefits of $23 million.

Operations Review

Revenues for the three and nine months ended September 30, 2004 and 2003 were as follows:

($ In millions)	Production	Office	DMO	Other	Total
Three months ended September 30, 2004
Equipment sales	$280	$571	$114	$35	$1,000
Post sale and other revenue	697	1,115	289	385	2,486
Finance income	90	133	3	4	230

Total Revenue	$1,067	$1,819	$406	$424	$3,716

Three months ended September 30, 2003
Equipment sales	$248	$540	$117	$43	$948
Post sale and other revenue	709	1,135	317	379	2,540
Finance income	90	148	3	3	244

Total Revenue	$1,047	$1,823	$437	$425	$3,732

($ In millions)	Production	Office	DMO	Other	Total
Nine months ended September 30, 2004
Equipment sales	$875	$1,694	$353	$130	$3,052
Post sale and other revenue	2,137	3,444	881	1,180	7,642
Finance income	271	407	9	15	702

Total Revenue	$3,283	$5,545	$1,243	$1,325	$11,396

Nine months ended September 30, 2003
Equipment sales	$747	$1,679	$315	$128	$2,869
Post sale and other revenue	2,182	3,441	953	1,215	7,791
Finance income	281	446	9	13	749

Total Revenue	$3,210	$5,566	$1,277	$1,356	$11,409

Equipment sales of $1.0 billion in the third quarter 2004 increased 5 percent from $948 million in the third quarter 2003 reflecting significant color and light production growth as well as a 2-percentage point benefit from currency. Equipment sales of $3.05 billion for the nine-month period ended September 30, 2004 increased 6 percent from the comparable period including significant color and light production growth as well as a 3-percentage point benefit from currency. Additionally, continued equipment sales growth reflects the success of numerous products launched during the last 2 years, as approximately two-thirds of the 2004 third quarter equipment sales were generated from these products. Color equipment sales continued to grow rapidly in the third quarter 2004 and represented approximately 30 percent of total equipment sales.

Production: 2004 third quarter equipment sales grew 13 percent from the third quarter 2003 as installation growth and favorable currency were only partially offset by the impact of product mix and very modest single-digit price declines. Installation growth reflects increased installations of the Xerox iGen3 digital color production press (“iGen3”) and we expect full year 2004 iGen3 installs will approximate 350 units. Color equipment sales growth reflects installation growth and improved product mix, partially offset by low single digit price declines. Production monochrome equipment sales growth reflects strong Xerox 2101 and Nuvera™ 100 and 120 copier/printer installation growth as well as favorable currency, which were only partially offset by a decline in high-end publishing and printing systems installations. For the nine months ended September 30, 2004, Production equipment sales increased 17 percent primarily due to installation growth and favorable currency, which were only partially offset by product mix and very modest single-digit price declines. Strong color equipment sales growth reflected strong installation growth and mix, partially offset by modest price declines. Production monochrome equipment sales growth reflects installation growth, partially offset by mix and modest price declines. Monochrome installation growth reflects the success of the Xerox 2101 and strong demand for Nuvera 100 and 120 copier/printers. These Nuvera products, which were announced in January 2004, began installations in March 2004.

Office: 2004 third quarter equipment sales grew 6 percent from the 2003 third quarter as installation growth and favorable currency were only partially offset by product mix and moderating price declines of approximately 5 percent. Product mix reflects an increased proportion of low-end equipment sales due to very strong growth in monochrome desktop multifunction devices (“Segment 1”) and recently launched office printers. For the nine months ended September 30, 2004, Office equipment sales increased 1 percent from the comparable period as installation growth and favorable currency were only partially offset by product mix and price declines of 5 to 10 percent. Product mix reflected an increased proportion of low-end equipment sales due to very strong growth in office monochrome and color printers driven by new product introductions. Office color printing growth primarily reflects the success of the Phaser 8400, which was launched in January 2004.

DMO: DMO equipment sales consist primarily of Segment 1 devices and office printers. Equipment sales in the third quarter 2004 declined $3 million from the 2003 third quarter, as declines in Latin America were only partially offset by growth in geographies where we successfully operate a two-tiered distribution model, such as Russia and Central and Eastern Europe. For the nine-month period ended September 30, 2004, DMO equipment sales increased $38 million, or 12 percent, from the comparable period reflecting growth in Russia and Central and Eastern Europe. During the 2004 third quarter, we continued our transition to a two-tiered distribution model in Latin America to expand market coverage.

Post sale and other revenues of $2.49 billion declined 2 percent from the third quarter 2003 as a 3-percentage point benefit from currency only partially offset declines from lower equipment populations. Post sale revenue is largely a function of the equipment at customer locations, the volume of pages produced by our customers on that equipment, the proportion of color pages, and associated services. Third quarter 2004 supplies, paper and other sales of $652 million (included within post sale and other revenue) were comparable to the 2003 third quarter. Service, outsourcing and rental revenue of $1.83 billion declined 3 percent from the 2003 third quarter as lower equipment populations and related page volumes more than offset benefits from currency. Post sale and other revenue for the nine-month period ended September 30, 2004 decreased 2 percent from the comparable period as a 3-percentage point benefit from currency only partially offset declines from lower equipment populations. Supplies, paper and other sales for the nine-month period ended September 30, 2004 of $2.04 billion were comparable to the prior period. Service, outsourcing and rental revenue for the nine-month period ended September 30, 2004 of $5.6 billion declined 3 percent from the comparable period as lower equipment populations and related page volumes more than offset benefits from currency.

Production: Post sale and other revenue for the three- and nine-month periods ended September 30, 2004 declined 2 percent as monochrome declines, driven primarily by lower page volumes, more than offset very strong color page growth and favorable currency.

Office: 2004 third quarter post sale and other revenue declined 2 percent as digital monochrome and color page growth as well as favorable currency only partially offset declines in older technology light lens products. Post sale and other revenue for the nine-month period ended September 30, 2004 was essentially flat as compared to the comparable period as declines in older technology light lens products essentially offset digital monochrome and color page growth.

DMO: Post sale and other revenue for the three and nine months ended September 30, 2004 declined 9 percent and 8 percent, respectively, primarily reflecting Latin America’s rental equipment population declines. In response, we have continued our transition to a two-tiered distribution model that is intended to increase, over time, the sales of office devices and the associated supplies and service revenue. There may be additional short-term declines before the two-tiered model is fully implemented.

Other: 2004 third quarter post sale and other revenue increased 2 percent from the 2003 third quarter as the favorable impact of currency more than offset declines in SOHO supply sales following our 2001 exit from this business. Post sale and other revenue for the nine-month period ended September 30, 2004 decreased 3 percent as declines in SOHO supply sales more than offset the favorable impact of currency.

Segment Operating Profit

Total segment operating profit of $248 million in the third quarter 2004 improved $82 million from $166 million in the third quarter 2003. The 2004 third quarter total segment operating margin of 6.7 percent increased 2.3 percentage points from the 2003 third quarter primarily reflecting our share of the pension settlement gain from Fuji Xerox and disciplined cost and expense management. Total segment operating profit of $818 million for the nine months ended September 30, 2004 improved $240 million from the comparable prior year period. Total segment operating margin of 7.2 percent for the nine months ended September 30, 2004 increased 2.1 percentage points from the comparable period primarily reflecting non-financing interest expense reductions, the second quarter gain on the sale of ScanSoft, our share of the pension settlement gain from Fuji Xerox and disciplined cost and expense management.

Production: Production operating profit was $58 million in the third quarter 2004 compared to $38 million in the third quarter 2003. The 2004 third quarter Production operating margin of 5.4 percent increased 1.8 percentage points from the 2003 third quarter primarily due to R&D efficiencies that were only partially offset by increased marketing investments. Production operating profit was $226 million for the nine months ended September 30, 2004 compared to $240 million in the comparable period. Production operating margin for the nine months ended September 30, 2004 of 6.9 percent decreased 0.6 percentage points from the comparable period. The decline was primarily due to product mix, price investments that were only partially offset by service productivity actions, and selling and marketing investments. These items were partially offset by R&D efficiencies and lower bad debt expense.

Office: Office operating profit was $182 million in the third quarter 2004 compared to $187 million in the third quarter 2003. The 2004 third quarter Office operating margin of 10.0 percent declined 0.3 percentage points from the 2003 third quarter primarily reflecting increased R&D and marketing investments which were partially offset by increased productivity and lower bad debt expense. Office operating profit was $542 million for the nine months ended September 30, 2004 compared to $502 million in the comparable period. Office operating margin for the nine months ended September 30, 2004 of 9.8 percent increased 0.8 percentage points from the comparable period primarily due to general and administrative expense productivity and lower bad debt expense.

DMO: DMO operating profit for the three and nine months ended September 30, 2004 of $6 million and $36 million decreased by $22 million and $77 million, respectively, from the comparable prior year periods. The declines primarily reflect the impacts from Latin America where revenue declines have not been matched with cost and expense reductions.

Other: Other operating profit of $2 million and $14 million for the three and nine months ended September 30, 2004, respectively, improved by $89 million and $291 million from the prior year comparable periods primarily reflecting lower non-financing interest expense and our share of the pension settlement gain from Fuji Xerox.

Key Ratios and Expenses

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	%	%	%	%
Gross Margin
Sales	37.0	34.5	35.7	36.2
Service, outsourcing and rentals	42.4	43.8	42.7	43.8
Finance income	63.0	63.5	63.0	63.4
Total	41.3	41.1	40.8	41.8

Third quarter 2004 total gross margin of 41.3 percent increased 0.2 percentage points from the third quarter 2003 as productivity and cost improvements as well as other variances more than offset moderating price investments and product mix. Sales gross margin in the 2004 third quarter increased 2.5 percentage points from the 2003 third quarter. Productivity and cost improvements net of price investments benefited sales gross margin by 0.8 percentage points and mix benefited sales gross margin by 0.8 percentage points. Service, outsourcing and rentals gross margin declined 1.4 percentage points from the third quarter 2003. Approximately half of the decline was due to DMO cost and expense reductions that have lagged install base and post sale revenue declines. Productivity actions were implemented in DMO in the 2004 third quarter. Cost improvements in other areas offset price investments. The balance of the decline primarily relates to mix.

Total gross margin of 40.8 percent for the nine months ended September 30, 2004 decreased 1.0 percentage point from the prior year period primarily as a result of product mix as price investments were offset by productivity. Approximately 1.0 percentage point of the decline was due to product mix and approximately 0.2 percentage points of the decline reflects Xerox iGen3 ongoing engineering costs. Finally, productivity offset price investments as other variances benefited total gross margin by 0.2 percentage points. Sales gross margin for the nine months ended September 30, 2004 decreased 0.5 percentage points from the prior year period. Approximately 0.9 percentage points of the decline was due to product mix and approximately 0.5 percentage points was due to the Xerox iGen3 ongoing engineering costs. Productivity improvements net of price investments and other variances benefited the first nine months 2004 sales gross margin by 0.9 percentage points. For the nine months ended September 30, 2004, Service, outsourcing and rentals gross margin declined 1.1 percentage points from the prior year period. Approximately 0.4 percentage points of the decline was due to DMO revenue declines that have not been offset by cost reductions, with the remainder of the decline relating to other segments where price investments were only partially offset by productivity improvements and mix.

Research and development (R&D) expense of $189 million and $569 million for the three and nine months ended September 30, 2004, respectively, was $18 million and $99 million less than the comparable periods of 2003, primarily due to improved efficiencies as we capture benefits from our platform development strategy. We continue to invest in technological development, particularly in color, and believe our R&D spending is at an adequate level to remain technologically competitive. Xerox R&D remains strategically coordinated with that of Fuji Xerox.

Selling, administrative and general (SAG) expenses of $1,036 million in the 2004 third quarter increased by $8 million from the 2003 third quarter as general and administrative expense productivity and bad debt expense reductions were more than offset by an adverse currency impact of $30 million and substantial marketing investments. Marketing investments included Olympics spending of approximately $28 million. Third quarter 2004 bad debt expense of $21 million was $32 million lower than the third quarter 2003 reflecting improvements in collections performance, receivables aging and write-off trends. SAG expense of $3.12 billion for the nine months ended September 30, 2004 decreased $15 million, compared to the comparable period as general and administrative expense productivity and bad debt expense reductions of $85 million were essentially offset by adverse currency impacts and marketing investments.

For the three and nine months ended September 30, 2004, we recorded restructuring charges of $23 million and $62 million, respectively, primarily consisting of severance actions in North America, Latin America and Europe as well as pension settlements related to previous employee restructuring actions. The remaining restructuring reserve balance at September 30, 2004 for all restructuring programs was $132 million.

Worldwide employment of 59,300 declined by 1,800 from December 31, 2003, primarily reflecting reductions attributable to our restructuring programs and other attrition.

Other expenses, net for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2004	2003	2004	2003
Non-financing interest expense	$91	$127	$270	$421
Interest income	(14)	(17)	(58)	(39)
Loss (gain) on sales of businesses and assets	3	4	(51)	16
Legal and regulatory matters	7	6	15	3
Loss on early extinguishment of debt	—	—	—	73
Currency losses (gains), net	20	12	46	(8)
Amortization of intangible assets	9	9	27	27
All other, net	7	16	11	23

Total	$123	$157	$260	$516

Non-financing interest expense of $91 million and $270 million for the three and nine months ended September 30, 2004, respectively, was lower than the comparable periods of 2003 primarily due to lower average debt balances as a result of the June 2003 recapitalization and other scheduled term debt repayments.

Third quarter 2004 interest income decreased $3 million compared to the third quarter 2003. The decline primarily reflects the absence of 2003 third quarter interest income of $9 million from certain state tax refunds partially offset by increased interest income resulting from increased cash balances and higher interest rates. Interest income of $58 million for the nine months ended September 30, 2004 was $19 million higher than the comparable period primarily reflecting interest income of $26 million related to a domestic tax refund claim in 2004 as compared to $9 million of interest income from certain state tax refunds in 2003.

The gain on sales of businesses and assets for the nine months ended September 30, 2004 primarily reflects the $38 million gain from the second quarter sale of our interest in ScanSoft, as well as gains of $14 million primarily related to the sale of certain excess land and buildings in Europe and Mexico during the first quarter 2004. The loss on sales of businesses and assets of $16 million for the comparable period in 2003 primarily related to the sale of Xerox Engineering Systems (“XES”) subsidiaries in France and Germany, partially offset by a gain on the sale of our investment in Xerox South Africa.

Legal and regulatory matters represent certain expenses associated with the resolution of various legal matters, none of which was individually material.

The loss on early extinguishment of debt for the nine months ended September 30, 2003 reflects the write-off of the remaining unamortized fees associated with the 2002 credit facility, which was repaid and terminated in June 2003 upon completion of the 2003 recapitalization.

Currency losses were $20 million and $46 million for the three months and nine months ended September 2004, respectively. The 2004 losses relate to the cost of hedging Euro, Yen and Brazilian currency exposures, primarily through the use of forward exchange contracts, as well as the mark to market of derivatives that are hedging the cost of future inventory purchases. The exchange gains for the nine months ended September 30, 2003 primarily resulted from the strengthening of local currencies in Argentina, Brazil, Mexico and other developing markets where exposures were hedged with purchased options.

Income taxes were as follows ($ in millions):

	Three months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Pre-tax income	163	142	637	106
Income taxes	62	38	220	11
Effective tax rate	38.0%	26.8%	34.5%	10.4%

The difference between the 2004 year-to-date effective tax rate and the U.S. statutory tax rate relates primarily to a net $12 million domestic tax refund claim resulting from a change in tax law (realized in the first and second quarters), a $6 million benefit due to the book/tax basis difference in the sale of ScanSoft (realized in the second quarter) and the geographical mix of income before taxes and the related tax rates in those jurisdictions. These benefits were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances. The difference between the 2003 third quarter and the year-to-date effective tax rates and the U.S. statutory tax rate relates primarily to favorable audit settlements in the U.S. and Europe and other net tax benefits arising in foreign jurisdictions. Our effective tax rate will change based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We anticipate that our effective tax rate for the 2004 fourth quarter will approximate 40 percent, bringing our 2004 annual effective tax rate to approximately 37 percent.

Equity in net income of unconsolidated affiliates primarily reflects our 25 percent share of Fuji Xerox’s net income. As discussed in Note 9 to the condensed consolidated financial statements, equity income for the three and nine months ended September 30, 2004 included $38 million related to our share of a pension settlement gain recorded by Fuji Xerox due to a non-recurring opportunity given to Japanese companies by the Japanese government in accordance with the Japan Welfare Pension Insurance Law. This law allowed Japanese companies to transfer a portion of their pension obligations to the Japanese government. Fuji Xerox completed this transfer and recognized a corresponding settlement gain in August 2004.

For the nine months ended September 30, 2004, we recorded a Gain on sale of ContentGuard relating to the sale of all but 2 percent of our 75 percent ownership interest in ContentGuard. The sale, which is disclosed in Note 3 to the condensed consolidated financial statements, resulted in an after-tax gain of approximately $83 million ($109 million pre-tax).

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the nine months ended September 30, 2004 and 2003 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
	2004	2003
	($ In millions)
Operating Cash Flows	$934	$908
Investing Cash Flows (Usage)	283	(65)
Financing Cash Usage	(282)	(1,496)
Effect of exchange rate changes on cash and cash equivalents	(17)	36

Increase (decrease) in cash and cash equivalents	918	(617)
Cash and cash equivalents at beginning of period	2,477	2,887

Cash and cash equivalents at end of period	$3,395	$2,270

Cash flows from operating activities for the nine months ended September 30, 2004 were $934 million, an increase of $26 million over the same period in 2003. The increase primarily results from lower pension plan contributions of $280 million and reduced restructuring payments of $157 million, partially offset by higher cash usage relating to inventory of $220 million to support our new product introductions and increased other working capital uses of $150 million, primarily related the fact that the runoff of finance receivables slowed. The runoff slowed due to the increase in 2004 equipment sales revenue.

Cash flows from investing activities for the nine months ended September 30, 2004 were $283 million and included proceeds of $187 million from the sale of businesses and investments, primarily consisting of $66 million from the ContentGuard sale, $79 million from the Scansoft sale and $36 million from a preferred stock investment. In addition, $216 million was released from restricted cash during the period and $46 million of proceeds were received from the sale of certain excess land and buildings. These proceeds were partially offset by capital expenditures and internal use software spending of $166 million. The 2003 period included $160 million of capital expenditures and internal use software spending, partially offset by a $61 million release from restricted cash and $29 million of proceeds from the sale of businesses.

Cash usage from financing activities for the nine months ended September 30, 2004 of $282 million included net payments on term and other debt of $380 million, dividends on our Series B and C preferred stock of $69 million, and dividends to minority shareholders of $14 million. These payments were partially offset by net proceeds on secured borrowings with lease financing sources of $128 million and proceeds from stock option exercises of $53 million. Financing activities for the 2003 period primarily consisted of net proceeds from secured borrowing activity of $32 million and the following activity related to the completion of our June 2003 recapitalization plan—net proceeds from the convertible preferred stock offering of $889 million, net proceeds from the common stock offering of $451 million and other net cash outflows related to debt of $2.0 billion. In addition, we made debt payments of $560 million associated with our Convertible Subordinated debentures due 2018 which were repaid in April 2003 upon exercise of a put option by the holders and $289 million of net cash payments on term and other debt.

The following table compares finance receivables to financing-related debt as of September 30, 2004:

	Finance Receivables	Secured Debt
	($ In millions)
Finance Receivables Encumbered by Loans (1):
GE Loans—U.S.	$2,750	$2,516
GE Loans—Canada	533	442
GE Loans—U.K.	688	623
Merrill Lynch and Asset-Based Loan—France	531	407
DLL-Netherlands, Spain and Belgium	374	285

Total—Finance Receivable Securitizations	$4,876	$4,273

Unencumbered Finance Receivables	$3,281

Total Finance Receivables (2)	$8,157

(1)	Encumbered Finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of September 30, 2004.

Our scheduled debt maturities for the remainder of 2004 and 2005 by quarter, and 2006, 2007, 2008 by year and thereafter are as follows:

	2004	2005	2006	2007	2008	Thereafter
	(in millions)
First Quarter		$657
Second Quarter		1,378
Third Quarter		414
Fourth Quarter	$1,614	380

Full Year	$1,614	$2,829	$842	$1,137	$826	$3,546

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2004, 2005, 2006, 2007, 2008 and thereafter are as follows: $596 million, $1.77 billion, $806 million, $658 million, $442 million and $0, respectively. These debt maturities reflect the renegotiation of the payment terms for certain of our U.S. GE secured borrowings during the second quarter 2004 which extended their maturity.

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

Our current credit ratings are as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)(2)	Ba2	Stable	The Moody’s rating was upgraded from B1 in August 2004.
S&P	B+	Negative	The S&P rating on Senior Secured Debt is BB–.
Fitch	BB	Stable	The Fitch rating was upgraded from BB– (with a negative outlook) in June 2003.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating. This rating was affirmed in August 2004.
(2)	On August 3, 2004, Moody’s upgraded the long term senior unsecured debt rating of Xerox from B1 to Ba2, a two notch upgrade. The corporate rating was upgraded to Ba1 and the outlook is stable.

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

2011 Senior Notes

In August 2004, we issued $500 million aggregate principal amount of Senior Notes due 2011, at par value, and received net proceeds of approximately $492 million. In September 2004, we issued an additional $250 million aggregate principal amount Senior Notes due 2011, at 104.25 percent of par, resulting in net proceeds of approximately $258 million. These notes form a single series of debt and were issued under our $2.5 billion universal shelf registration statement. Interest on the Senior Notes accrues at the rate of 6.875 percent per annum and is payable semiannually and, as a result of the premium we received on the second issuance of Senior Notes, have a weighted average effective interest rate of 6.6 percent. In conjunction with the issuance of the Senior Notes, debt issuance costs of $11 million were deferred.

Accounts Receivable Financing

In June 2004 we completed a transaction with General Electric Capital Corporation for a three-year $400 million revolving credit facility secured by U.S. accounts receivable. As of September 30, 2004, approximately $172 million was drawn, secured by $306 million of accounts receivable. This arrangement is being accounted for as a secured borrowing as both the accounts receivable and related borrowings are reflected in our condensed consolidated balance sheets.

Summary—Financial Flexibility and Liquidity:

With $3.4 billion of cash and cash equivalents on hand at September 30, 2004 and borrowing capacity under our 2003 Credit Facility of $700 million, less $15 million utilized for letters of credit, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain sufficient liquidity going forward depends on our ability to continue to generate cash from operations and access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative contracts and several other material contracts at September 30, 2004 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or other long-term assets, depending on when the cash will be contractually released.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 47 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

(b) Changes in Internal Controls

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we will be required to include in our Annual Report on Form 10-K for the year ended December 31, 2004 a report on management’s assessment of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), will also be required to attest to and report on management’s assessment. Our Section 404 assessment is in process. Our findings to date have identified certain issues, which require either remediation or the identification of alternative controls. Our procedures are ongoing and we continue to address any issues that require remediation as they are identified. Management has discussed these matters with PwC and our Audit Committee, and we are taking appropriate steps to remediate such issues and otherwise to enhance the reliability of our internal control over financial reporting. The timely outcome of all remediation efforts will be considered by management when assessing the effectiveness of our internal control over financial reporting at year end.

Other than as discussed above, during our third fiscal quarter, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

The information set forth under Note 10 contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2004, registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on July 15, 2004: Registrant issued 25,735 deferred stock units (“DSU”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The DSUs were issued to each of the nonemployee Directors of Registrant: [Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Hilmar Kopper, Ralph S. Larsen, N. J. Nicholas, Jr., John E. Pepper, Ann N. Reese and Stephen Robert.]

(c)	The DSUs were issued at a deemed purchase price of $13.70 per DSU (aggregate price $352,500), based upon the market value of our Common Stock on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6 Exhibits

Exhibit 3(a)(1)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003.

Incorporated by reference to Exhibit 4(a)(1) to Registrant’s Registration Statement No. 333-111623

Exhibit 3(a)(2)—Certificate of Amendment of Certificate of Incorporation filed with the Department of State of the State of New York on August 19, 2004.

Exhibit	3(b)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10(l)—Registrant’s Deferred Compensation Plan for Executives, 2004 Restatement (reflecting all Plan amendments through August 11, 2004).

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

XEROX CORPORATION (Registrant)

Date: November 5, 2004	By:	/S/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBITS

Exhibit 3(a)(1)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003.

Incorporated by reference to Exhibit 4(a)(1) to Registrant’s Registration Statement No. 333-111623

Exhibit 3(a)(2)—Certificate of Amendment of Certificate of Incorporation filed with the Department of State of the State of New York on August 19, 2004.

Exhibit 3(b)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10(l)—Registrant’s Deferred Compensation Plan for Executives, 2004 Restatement (reflecting all Plan amendments through August 11, 2004).

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