Form 10-K
period 2004-12-31
XEROX CORP
filed 2005-02-22
CIK 108772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes:  ☒    No:  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2004 was: $12,167,048,267

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2005
Common Stock, $1 par value	957,373,097 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Corporation 2004 Annual Report to Shareholders	I & II

Xerox Corporation Notice of 2005 Annual Meeting of Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

Forward Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are forward-looking. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and other public statements we make. Such factors include, but are not limited to, the following:

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

Customer Financing Activities—The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. Our access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until our credit ratings have been restored to investment grade. We are currently funding much of our customer financing activity through third-party funding arrangements, including several with General Electric in various geographies, cash generated from operations, cash on hand, capital markets offerings and securitizations. We continue to borrow under third-party funding programs and actively pursue cost effective, alternative forms of financing, including the issuance of public debt securities. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is, in the near-term, largely dependent on our ability to obtain funding at a reasonable cost, whether through third party funding arrangements (including securitizations and secured borrowings) or directly in the public debt markets, and, longer term, upon having our credit ratings restored to investment grade. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

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

Outsourcing of Manufacturing Capacity—Since 2001, we have outsourced a significant portion of our overall worldwide manufacturing operations to Flextronics, Inc. This includes the sale of some of our manufacturing facilities to Flextronics, which has significantly reduced our internal manufacturing capability. Flextronics manufactures and supplies equipment and components, including electronic components, for the Office segment of our business. We expect to increase our purchases from Flextronics commensurate with our future sales. To the extent that we rely on Flextronics and other third party manufacturing relationships, we face the risk that they may not be able to develop manufacturing methods appropriate for our products, they may not be able to quickly respond to changes in customer demand for our products, they may not be able to obtain supplies and materials necessary for the manufacturing process, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and the reliability of our products could decline. If any of these risks were to be realized, and assuming similar third-party manufacturing relationships could not be established, we could experience an interruption in supply or an increase in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers, and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.

International Operations—We derived 47 percent of our revenue from operations outside the United States in 2004. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results from operations could be significantly affected by changes in foreign currency exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements and local tax issues. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of these derivative contracts tends to mitigate volatility in our results of operations, but does not completely eliminate the volatility. We do not, however, hedge the translation effect of revenues denominated in currencies where the local currency is the functional currency.

Revenue Trends—Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction systems. We expect that revenue growth can be further enhanced through our document management and consulting services in the areas of personalized and product life cycle communications, office and production services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct sales productivity and expand our indirect distribution channels in our developing markets operations and other geographic areas in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase the volume of pages printed, the mix of color pages, equipment utilization and color adoption. Equipment placements typically occur through leases with original terms of three to five years. There will be a lag between the increase in equipment placement and an increase in post sale revenues. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement toward distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to return to and maintain a consistent trend of revenue growth, it could materially adversely affect our results of operations and financial condition.

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

Debt—We have and will continue to have a substantial amount of debt and other obligations, in part to support our customer financing activities. As of December 31, 2004, we had $10.1 billion of total debt ($4.4 billion of which is secured by finance receivables) and $717 million of liabilities to trusts issuing preferred securities. Cash and cash equivalents were $3.2 billion at December 31, 2004. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—Our liquidity is a function of our ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets and securitizations of our finance receivables portfolios. With $3.2 billion of cash and cash equivalents on hand at December 31, 2004, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our customer financing arrangements, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates;

creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of December 31, 2004, $2.5 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At December 31, 2004, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Litigation—We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”), as discussed in Note 14 to the Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with legal counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

PART I

Item 1. Business

Overview

References herein to “we,” “us” or “our” refer to Xerox Corporation and its subsidiaries unless the context specifically states or implies otherwise.

Xerox is a $15.7 billion technology and services enterprise and a leader in the global document market. We develop, manufacture, market, service and finance a complete range of document equipment, software, solutions and services. We operate in over 130 countries worldwide and distribute our products in the Western Hemisphere through divisions, wholly-owned subsidiaries and third-party distributors. In Europe, Africa, the Middle East, India and parts of Asia, we distribute our products through Xerox Limited and related companies (collectively “Xerox Limited”). We had approximately 58,100 employees at December 31, 2004.

The document industry is undergoing a transformation from older technology light lens devices to digital systems, from black and white to color and from paper documents to an increased reliance on electronic documents. Documents are increasingly created and stored in digital electronic form and the internet is increasing the amount of information that can be accessed in the form of electronic documents. We believe these trends play to the strengths of our product and service offerings and represent opportunities for future growth within our $102 billion served market. (This estimate, and the market estimates which follow, is calculated by leveraging third party forecasts from firms such as International Data Corporation and InfoSource in conjunction with our assumptions pertaining to the markets in which we participate.) In our core markets of Production ($8 billion) and Office ($60 billion), we believe we are well placed to capture core growth opportunities by leading the transition to color and reaching new customers with broadened offerings and expanded distribution channels. We are expanding our core markets with Document Services ($17 billion) and we are creating new market opportunities with digital printing as a complement to traditional offset printing (Eligible Offset $17 billion). Led by our market-making Xerox iGen3® technology and accompanied by the industry’s broadest migration path to digital, Xerox offers leading digital technology which meets the increasing demand for short run, customized and quick turnaround offset quality printing.

We develop document technologies, systems, solutions and services intended to improve our customers’ work processes and business results. Our success rests on our ability to understand our customers’ needs and provide innovative document management solutions and services that deliver value for our customers through the creation of new business opportunities, improved operational efficiencies and lower costs. We provide stand alone and integrated solutions that leverage our leading technology and document knowledge. We uniquely provide the broadest set of integrated offerings which include hardware, software, services and partnerships. These offerings are delivered through the industry’s largest and most experienced global sales and service organization.

Our products include printing and publishing systems, digital multifunction devices (which can print, copy, scan and fax), digital copiers, laser and solid ink printers, fax machines, document-management software, and supplies such as toner, paper and ink. We provide software and solutions that can help businesses easily and affordably print books, create personalized documents for their customers and scan and route digital information. In addition, we provide a range of comprehensive document management services, such as operating in-house production centers, developing online document repositories and analyzing how customers can most efficiently create and share documents in the office.

Our business model is based on increasing equipment sales and installations in order to build the population of machines in the field (“MIF”) that will produce pages and therefore generate post sale and financing revenue streams. The majority of Xerox’s equipment is sold through sales-type leases that are recorded as equipment sale revenue. Equipment sales represented 28 percent of the Company’s 2004 total revenue. Post sale and financing revenue includes equipment maintenance and consumable supplies. This large, recurring revenue stream is expected to approximate three times the equipment sale revenue over the life of a lease. Accordingly, installations and equipment sale revenue are key leading indicators of post sale and financing revenue trends as increased MIF should lead to increased pages and ultimately increased post sale revenue. The increasing mix of color pages is also of significant importance to post sale revenue as color pages utilize more consumables per page as compared to black and white. Accordingly, color pages currently generate five times the revenue and profit per page as compared to black and white.

Segment Information

Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. Operating segment financial information is presented in Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference. We have a very broad and diverse base of customers, both geographically and demographically, ranging from small and medium businesses to commercial graphic communications companies, governmental entities, educational institutions and large (Fortune 1000) corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Production

We provide monochrome and color systems for three main customer environments: production publishing, transaction printing and enterprise-wide printing. We are the only manufacturer in the market that offers a complete family of monochrome production systems from 65 to 180 impressions per minute and color production systems from 45 to 100 pages per minute. In addition, we offer a variety of pre-press and post-press options and the industry’s broadest set of workflow software. Xerox Freeflow™ digital workflow collection improves our customers work processes from content creation and management to production and fulfillment. Our digital technology, combined with total document solutions and services that enable personalization and printing on demand, delivers value that improves our customer’s business results.

Our goals in the Production segment in 2004 were to drive the “New Business of Printing” by defending our monochrome population, leading in color, and leveraging the power of digital printing in the offset printing market. The “New Business of Printing” includes introducing innovative production systems and solutions to expand our leadership position and focus on the higher growth digital color opportunities. To reach our 2004 goals, we:

•	Increased our presence in the monochrome digital light production market and introduced our first new monochrome publishing platform (Xerox Nuvera™) since the launch of the DocuTech in 1990. With the January 2004 launch of the Xerox Nuvera 100/120 pages per minute (“ppm”) Copier/Printers, we created a new digital mid-production market, bridging the gap between current light-production copier/printers and heavy-duty systems and offering features previously available only on high-end equipment. In the fourth quarter 2004, we began refreshing our line of high-end monochrome production products systems with the launch of the Xerox Nuvera 100/120 full production systems. In addition, in October 2004, we announced three new Highlight Color systems: the 180 HLC, the 155 HLC and the 128 HLC. Operating at 180 ppm, nearly twice the previous Xerox benchmark speed of 92 ppm, the Xerox 180 Highlight Color system is the fastest of three new highlight color products. Printing one color in addition to black, these products add value to newsletters, reports, invoices and statements by using color to focus reader attention on the most critical information.

•

Broadened our leading product line of color systems and expanded our presence in the commercial printing environment. During 2004, we continued to increase installations of our flagship Xerox iGen3 Digital Production Press (“Xerox iGen3”). At 100 ppm and at an operating cost of approximately 5 cents per image, the Xerox iGen3 utilizes next generation color technology which we expect will expand the digital color print on demand market as its speed, image quality, personalization and cost advantages enable the device to capture valuable pages in the color offset printing market. In October 2004, we launched the The DocuColor™ 8000 Digital Press, 80 ppm digital color press. It is a “next step up” option from the DocuColor 6060, for print providers who are looking for a high-end production press but don’t currently have the applications and volume requirements for a Xerox iGen3 press. Xerox offers customers the best migration path to digital with digital color devices offered at 45, 52, 60, 80 and 100 ppm.

•	Leveraging the power of digital printing in the offset printing market. In addition to our leading hardware technology, Xerox continues to expand and improve its leading workflow collection. In October 2004, we introduced four additions to the FreeFlow Digital Workflow collection—Process Manager, Makeready, Web Services, and Print Manager. All products are interoperable, consisting of open architecture that link and control print shop activities with digital and offset printing equipment. They help print providers streamline job ordering and management, reduce manual steps and automate error-prone parts of the printing process. These new workflow products make it easy to integrate digital printing into JDF (job definition format)-based workflows, enabling a common set of software instructions to direct a print job from creation to completion, in a consistent, uniform manner.

Office

Our Office segment serves global, national and small to medium sized commercial customers as well as government, education and other public sector customers. Office systems and services, which encompass monochrome devices at speeds up to 90 ppm and color devices up to 40 ppm, include our family of CopyCentre®, WorkCentre®, and WorkCentre® Pro digital multifunction systems; DocuColor printer/copiers, color laser, LED (light emitting diode), solid ink and monochrome laser desktop printers; digital copiers; light-lens copiers and facsimile products. We provide further value to our customers by offering a range of solutions including the Office Document Assessment (“ODA”) in which we analyze a business’ workflow, document needs and then identify the most efficient, productive mix of office equipment and software for that business, thereby helping to reduce the customer’s document related costs.

Our goals in the Office segment in 2004 were to lead in multifunction devices, drive the transition to color and reach more customers with a broadened product line and expanded distribution channels. To reach our 2004 goals, we:

•	Further expanded our line of office systems including:

•	The January 2004 launch of the Phaser® 8400, the first office color printer derived from a new solid ink technology platform, which runs at 24 ppm—in color or black-and-white, all for less than $1,000. Xerox simultaneously rolled out two other office printers and continued to update this product line throughout the year.

•	The launch of 12 new offerings in October 2004 including:

•	The WorkCentre Pro C2128, C2636 and C3545—advanced color multi-function devices (“MFDs”) that combine high-performance printing, copying, scanning and faxing in one easy-to-use office system. These products are also available as CopyCentre C2128, C2636 and C3545 standalone digital copiers.

•	The WorkCentre Pro123 and 128—advanced monochrome MFDs that deliver enterprise-level scanning and finishing features designed for small to midsized businesses. These products are also available as WorkCentre M123 and M128 copier/printers, offering copy/print capabilities and optional fax, as well as CopyCentre C123 and C128 standalone digital copiers.

•	An expanded line of desktop multifunction devices including the WorkCentre M20/M20i and PE120/120i.

•	Continued to drive the transition to color by making color more affordable, easier to use, faster and more reliable. Our color capable devices provide an attractive entry point into color by offering black and white pages at the same cost as black-and-white systems. Xerox’s patented solid ink technology offers unmatched quality and economics.

•	Further expanded our distribution channels through increased use of our indirect distribution model in Europe and greater use of Tele-web and OEM partnerships in the U.S.

DMO

DMO includes marketing, direct sales, distributors and service operations for Xerox products, supplies and services in Latin America, the Middle East, India, Eurasia, Russia Central-Eastern Europe and Africa. Brazil represented approximately 25 percent of total DMO revenues in 2004. In countries with developing economies, DMO manages the Xerox business through operating companies, subsidiaries, joint ventures, product distributors, affiliates, concessionaires, resellers and dealers. Two-tiered distribution has proven very successful in the high growth geographies of Russia and Central-Eastern Europe and is currently being implemented in Latin America. DMO operations are managed separately as a segment due to the political and economic volatility and unique nature of its markets. Our 2004 DMO goals included revenue stabilization and improvement, a continued focus on cost structure to improve margins, and increased profitability for growth.

Other

The Other segment primarily includes revenue from paper sales, wide format systems, value-added services, and Small Office / Home Office (“SOHO”).

We sell cut-sheet paper to our customers for use in their document processing products. The market for cut-sheet paper is highly competitive and revenues are significantly affected by pricing. Our strategy is to charge a premium over mill wholesale prices, which is adequate to cover our costs and the value we add as a distributor.

We offer document processing products and devices in our wide format systems business designed to reproduce large engineering and architectural drawings up to three feet by four feet in size.

An increasingly important part of our offering is value-added services, which leverage our document industry knowledge and experience. Xerox value-added services deliver solutions which not only optimize enterprise output spend and infrastructure, but also streamline, simplify and digitize our customers’ document-intensive business processes.

In line with our strategy to focus on our core business, we announced the disengagement from SOHO, our former consumer/personal inkjet printer business, in June 2001. We continue to sell consumables for the inkjet printers and personal copiers previously sold through indirect channels in North America and Europe. We expect that sales of these supplies will continue to decline as the existing population of equipment is replaced.

Research and Development

Investment in R&D is critical to drive future growth and we have directed our investments to the fastest growing segments of the market. Our goal is to continue to create innovative technologies that will expand current and future markets. Our R&D investments employ three key themes: 1) continue to reinvent our machines to deliver better quality, more functionality and improved productivity, 2) rethink how people work, including the use of variable information printing to customize documents and 3) redefine the document through new inventions. Our research scientists regularly meet with customers and have dialogues with our business groups to ensure they understand customer requirements and develop products and solutions that can be commercialized.

In 2004, R&D expense was $760 million, compared with $868 million in 2003. 2004 R&D spending focused primarily on the development of high-end business applications to drive the “New Business of Printing,” on extending our color capabilities, and on lower cost platforms and customer productivity enablers to drive digitization of the office. The Xerox iGen3, an advanced next-generation digital printing press launched in October 2002 that uses our patented imaging technology to produce photographic quality prints indistinguishable from offset, is an example of the type of breakthrough technology we developed and that we expect will drive future growth. Our R&D is strategically coordinated with that of Fuji Xerox, which invested $704 million in R&D in 2004.

Patents, Trademarks and Licenses

We are a technology company. With our PARC subsidiary, we were awarded approximately 525 U.S. utility patents in 2004, ranking us 37th on the list of companies that had been awarded the most U.S. patents during the year. With our research partner, Fuji Xerox, we were awarded over 700 U.S. utility patents in 2004. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2004, we held approximately 8,400 design and utility U.S. patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

In the U.S., we own approximately 520 trademarks (registered or applied for). These trademarks have a perpetual life, subject to renewal every ten years. We vigorously enforce and protect our trademarks. We hold a perpetual trademark license for “DocuColor.”

In the U.S., we are party to approximately 235 agreements which involve U.S. patent licenses. We are the licensor in approximately 185 of those agreements. Most of the patent licenses expire concurrently with the expiration of the last patent identified in the license.

Competition

Although we encounter aggressive competition in all areas of our business, we are the leader, or among the leaders, in each of our principal business segments. Our competitors range from large international companies to relatively small firms. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. To remain competitive, we invest in and develop new products and services and continually enhance our existing offerings. Our key competitors include Canon, Ricoh, IKON, Hewlett Packard and in certain areas of the business, Pitney Bowes, Kodak, Oce, Konica-Minolta and Lexmark.

We believe that our brand recognition, reputation for quality, innovative technology, breadth of product offerings, customer relationships and large customer base are important competitive advantages. We and our competitors continue to develop and market new and innovative products at competitive prices and, at any given time, we may set new market standards for quality, speed and function.

Marketing and Distribution

We manage our business and report our financial results based on the principal business segments described above. The marketing and selling of our products and solutions, however, are organized according to geography and channel types. Our products and solutions are principally sold directly to customers by our worldwide sales force totaling approximately 8,500 employees and through a network of independent agents, dealers, value-added resellers and systems integrators. Increasingly, we are utilizing our direct sales force to address our customers’ more advanced technology, solutions and services requirements, while expanding our use of cost-effective indirect distribution channels (such as “Teleweb,” a combination of telephone and internet selling) for basic product offerings.

We market our Phaser line of color and monochrome laser-class and solid ink printers through office information technology industry resellers, who typically access our products through distributors. In 2004, we increased the product offerings available through a two-tiered distribution model in Europe and DMO. Through a multi-phased roll-out, we will continue to increase offerings through this lower cost distribution channel for our Office portfolio. Additionally, we expanded our distribution channels in North America in 2004.

We are increasing our use of partners to improve our market coverage. Through alliances with Premier Partners, Creo and Fuji Ennovation, we expanded coverage to market our DocuColor 2000 series to commercial printers. Our alliance with Electronic Data Systems (“EDS”) is designed to integrate EDS’ information technology (“IT”) services with our document management systems and services to provide customers with full IT infrastructure support.

Our brand is a valuable resource and continues to be recognized in the top ten percent of all U.S. brands.

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

Fuji Xerox

Fuji Xerox Co., Limited is an unconsolidated entity in which Xerox Limited currently owns 25 percent and Fuji Photo Film Co., Ltd. (“FujiFilm”) owns 75 percent. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong and other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other’s portfolio of patents, technology and products.

Service

As of December 31, 2004, we had a worldwide service force of approximately 15,000 employees and a network of independent service agents. We are expanding our use of cost-effective remote service technology for basic product offerings while utilizing our direct service force to address customers’ more advanced technology requirements. We believe that our service force represents a significant competitive advantage in that the service force is continually trained on our products and their diagnostic equipment is state-of-the-art. Twenty-four-hours-a-day, seven-days-a-week service is available in major metropolitan areas around the world. As a result, we are able to provide a consistent and superior level of service worldwide.

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

International Operations

Our international operations represented 47 percent of total revenues in 2004. Our largest interest outside the United States is Xerox Limited which operates predominately in Europe. Latin American operations are conducted through subsidiaries or distributors in over 38 countries. Fuji Xerox, an unconsolidated entity of which we own 25 percent, develops, manufactures and distributes document processing products in Japan, China, Hong Kong and other areas of the Pacific Rim, Australia and New Zealand.

Certain financial measures by geographical area for 2004, 2003 and 2002, included in Note 2 to the Consolidated Financial Statements in our 2004 Annual Report, are hereby incorporated by reference.

Other Information

Xerox is a New York corporation and our principal executive offices are located at 800 Long Ridge Road, P. O. Box 1600, Stamford, Connecticut 06904-1600. Our telephone number is (203) 968-3000.

Through the Investor Information section of our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments are available, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is http://www.xerox.com.

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

As we implemented our restructuring programs (discussed in Note 7 to the Consolidated Financial Statements in our Annual Report, incorporated by reference), several properties became surplus. The surplus properties have leases that we are obligated to maintain through required contractual periods. We have disposed or subleased certain of these properties and are aggressively pursuing the successful disposition and subleasing of all remaining surplus properties anticipating the majority to be disposed by 2009. With respect to United States properties, at year-end 2004 there were approximately 60 surplus facilities totaling approximately 1 million square feet.

Commencing in 2003, a Virtual Office Program was implemented for the United States sales force locations. As part of this program, approximately 1,400 employees are working virtually and the real estate portfolio has been reduced by approximately 0.5 million square feet. Overall, this program has been a success and is generally well received.

In December 2003, STHQ Realty LLC was formed to finance the acquisition of the Company’s headquarters in Stamford, Connecticut. While the assets and liabilities of this special purpose entity are included in the Company’s Consolidated Financial Statements, STHQ Realty LLC is a bankruptcy-remote separate legal entity. As a result, its assets of $42 million at December 31, 2004, are not available to satisfy the debts and other obligations of the Company.

In addition, we have numerous facilities, which encompass general offices, sales offices, service locations and distribution centers. The principal owned facilities are located in the United States, France, Ireland, Brazil, India and Mexico. The principal leased facilities are located in the United States, Brazil, Canada, UK, Mexico, France, Germany and Italy. In 2002, we entered into a joint venture (Xerox Capital Services) with General Electric to manage our administrative billing, credit and collection function. Xerox Capital Services licenses several of our owned and leased facilities totaling approximately 500,000 square feet for their use. The three principal Xerox Capital Services administrative facilities are located in Florida, Illinois and Texas. We also lease a portion of a training facility, located in Virginia. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform our functions.

Item 3. Legal Proceedings

The information set forth under Note 14 to the Consolidated Financial Statements, “Contingencies” of the Xerox Corporation 2004 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2004 Annual Report to Shareholders is hereby incorporated by reference:

Caption
Stock Listed and Traded
Xerox Common Stock Prices and Dividends
Five Years in Review—Common Shareholders of Record at Year-End
Securities Authorized for Issuance Under Equity Compensation Plans

Sales of Unregistered Securities During the Quarter ended December 31, 2004

None.

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2004, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2004 Annual Report to Shareholders, is incorporated by reference in this Form 10-K.

Revenues
Income (loss) from continuing operations before cumulative effect of change in accounting principle
Per-Share Data
Income (loss) from continuing operations before cumulative effect of change in accounting principle—Basic and Diluted
Earnings (Loss)—Basic and Diluted
Common stock dividends
Total assets
Long-term debt
Liabilities to subsidiary trusts issuing preferred securities
Series B convertible preferred stock
Series C mandatory convertible preferred stock

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” of the Xerox Corporation 2004 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management”, in the Xerox Corporation 2004 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2004 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 8, the Xerox Corporation 2004 Annual Report is not to be deemed filed as part of this Form 10-K.

The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2004 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

The financial statement schedule required herein is filed as referenced in Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have free access to the Audit Committee.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2004, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, our management has concluded that, as of December 31, 2004, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in the Xerox Corporation 2004 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K.

Changes in Internal Control Over Financial Reporting

As a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we reported in our Form 10-Q for the third fiscal quarter of 2004 that we had identified certain issues, that required either remediation or the identification of alternative controls. As a result of the remediation and identification of alternative controls that occurred during the fourth fiscal quarter of 2004, we believe that we have appropriately addressed the issues identified in the third fiscal quarter of 2004 and have concluded that our internal control over financial reporting was effective as of December 31, 2004. Other than this remediation and identification of alternative controls, during our fourth fiscal quarter, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Director Retirement

On February 17, 2005, Mr. John E. Pepper notified the Company of his intention to retire as Director at the conclusion of his current term, which is scheduled to expire on the date of the Annual Meeting of Shareholders on May 19, 2005 or any adjournment thereof. The Company is deeply grateful for his many years of tireless and invaluable service as a member of our Board of Directors and various committees of the Board. Mr. Pepper has been a member of the Company’s Board of Directors since 1990 and is currently the Chairman of the Audit Committee and a member of the Compensation Committee.

Executive Compensation

On February 17, 2005, the Compensation Committee of the Board of Directors of the Company took the following actions:

2004 and 2005 Annual Performance Incentive Plan (APIP):

The Compensation Committee approved the payments of cash awards under the Xerox 2004 Performance Incentive Plan (the “2004 PIP”). The measures on which awards are based for the 2004 fiscal year are set out on Exhibit 10(e)(4) attached hereto and the measures for awards for fiscal year 2005 are set out on Exhibit 10(e)(5) attached hereto. The Compensation Committee approved cash awards under the 2004 PIP for fiscal year 2004 to Mrs. Anne Mulcahy, Chairman and Chief Executive Officer of the Company, and certain other officers, including Ursula M. Burns, James A. Firestone, Michael C. MacDonald and Lawrence A. Zimmerman, our other four most highly compensated executive officers for fiscal year 2004 (collectively with Mrs. Mulcahy, the “Named Officers”). The Compensation Committee approved a cash award of $1,584,000 to Mrs. Mulcahy, $441,000 to Ms. Burns, $420,000 to Mr. Firestone, $403,200 to Mr. MacDonald and $441,000 to Mr. Zimmerman.

Base Salary:

The base salaries of the Named Officers were increased as follows, each effective as of April 1, 2005: Ms. Burns will receive a base salary of $556,500, Mr. Firestone will receive a base salary of $525,000, Mr. MacDonald will receive a base salary of $494,400 and Mr. Zimmerman will receive a base salary of $550,000. The base salary of Mrs. Mulcahy was maintained at the previously disclosed level of $1,320,000.

2005 E-LTIP Awards:

The Compensation Committee approved the measures for awards of performance shares granted as of January 1, 2005 to the Named Officers under the 2005 Executive Long-Term Incentive Program (“2005 E-LTIP”), a component of our 2004 PIP. The amounts awarded are as follows: Mrs. Mulcahy received 294,100 shares, Ms. Burns received 105,900 shares, Mr. Firestone received 94,100 shares, Mr. MacDonald received 64,700 shares and Mr. Zimmerman received 94,100 shares. The specific performance measures for the 2005 E-LTIP for fiscal year 2005 are set out on Exhibit 10(e)(6) attached hereto and the form of award agreement pursuant to which such grants were made is attached hereto as Exhibit 10(e)(2).

2005 E-LTIP awards made to officers reflect their leadership role in the Company, their individual performance, and competitive award levels. The purpose of the 2005 E-LTIP is to provide the necessary incentives to retain and reward executives for sustained performance improvements over the next three-year period. Awards under the 2005 E-LTIP for officers are comprised entirely of performance shares that may be earned based on achieving annual performance targets and three-year cumulative performance between threshold and maximum as determined by the Committee. All performance shares that have been earned vest in 2008. Executives who retire or are involuntarily terminated (without cause) prior to the end of the three-year performance cycle will vest in a portion of the performance shares earned on a pro rata basis.

Performance metrics for the 2005 E-LTIP are Earnings Per Share (weighted 60%) and Net Cash from Operating Activities (weighted 40%.) Earnings Per Share and Net Cash from Operating Activities are defined in Exhibit 10(e)(6) attached hereto. The Committee has established annual and cumulative targets. Based on annual or cumulative performance versus targets, the number of performance shares earned by officers under the 2005 E-LTIP may vary from 0% to 150% of the initial number of shares subject to the grant.

Participants in the 2005 E-LTIP are subject to meaningful ownership requirements and mandatory share holding requirements of 50% of the net vested shares until their ownership requirements have been met. The Company believes that the 2005 E-LTIP provides strong performance-based incentives that are in full alignment with the interests of all shareholders of the Company.

Adoption of Rule 10b5-1 Plans

Consistent with Registrant’s previous announcement on November 5, 2004 that it intended to accommodate the use of Rule 10b5-1 plans for corporate officers in addition to its Chairman and CEO, on February 8 and 9, 2005, Registrant has been advised that each of the following officers, within the meanings of Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of Registrant has adopted a “plan” in accordance with Rule 10b5-1 of the Exchange Act with Salomon Smith Barney Inc. providing for the sale of up to an aggregate number of shares of Registrant’s common stock specified next to his or her name during the next three quarters: Ursula Burns (up to 70,000 shares) and Armando Z. Lima (up to 94,354 shares).

Pursuant to the terms of each of these plans, the sale of shares may occur only during Registrant’s window periods occurring immediately after Registrant’s release of earnings for the first three fiscal quarters of 2005, unless the applicable plan is sooner terminated in accordance with its terms. To the extent these officers are subject to Section 16 of the Exchange Act, all sales under these plans will be publicly disclosed with the SEC in Form 4 filings.

These officers have elected to participate in the Rule 10b5-1 plan for asset diversification and tax planning purposes. Rule 10b5-1 allows corporate officers and directors to adopt written, pre-arranged stock trading plans when they do not have material, non-public information.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement (“2005 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 19, 2005. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2004.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2005 Proxy Statement.

The information regarding audit committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1—Election of Directors” in our 2005 Proxy Statement.

The information regarding the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is incorporated herein by reference from the subsection entitled—“Corporate Governance” in the section entitled “Proposal 1—Election of Directors” in our 2005 Proxy Statement.

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

Name	Age	Present Position	Year Appointed to Present Position	Officer Since
Anne M. Mulcahy*	52	Chairman of the Board and Chief Executive Officer	2002	1992

Lawrence A. Zimmerman	62	Senior Vice President and Chief Financial Officer	2002	2002

Ursula M. Burns	46	Senior Vice President President, Business Group Operations	2002	1997

Thomas J. Dolan	60	Senior Vice President President, Xerox Global Services	2001	1997

James A. Firestone	50	Senior Vice President President, Xerox North America	2004	1998

Hervé J. Gallaire	60	Senior Vice President President, Xerox Innovation Group and Chief Technology Officer	2001	1997

Executive Officers of Xerox, Continued

Name	Age	Present Position	Year Appointed to Present Position	Officer Since
Michael C. Mac Donald	51	Senior Vice President President, Global Accounts and Marketing Operations	2004	1997

Hector J. Motroni	61	Senior Vice President, Chief Staff Officer and Chief Ethics Officer	2003	1994

Jean-Noel Machon	52	Senior Vice President President, Developing Market Operations	2004	2000

Harry R. Beeth	59	Vice President and Controller	2002	2002

J. Michael Farren	52	Vice President, External and Legal Affairs, General Counsel and Corporate Secretary	2004	1994

Gary R. Kabureck	51	Vice President and Chief Accounting Officer	2003	2000

James H. Lesko	53	Vice President Investor Relations	2004	1993

John E. McDermott	51	Vice President, Corporate Strategy and Alliances	2004	2004

Rhonda L. Seegal	54	Vice President and Treasurer	2003	2003

Armando Zagalo de Lima	46	Vice President, President Xerox Europe	2004	2000

*	Member of Xerox Board of Directors

Each officer named above, with the exception of Lawrence A. Zimmerman, Harry R. Beeth, Rhonda L. Seegal and John E. McDermott, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 2002, Mr. Zimmerman had been with System Software Associates, Inc. where he was Executive Vice President and Chief Financial Officer from 1998–1999. Prior to that, he retired from International Business Machines Corporation (IBM), where he was Senior Finance Executive for IBM’s Server group from 1996–1998, Vice President of Finance for Europe, Middle East and Africa Operations from 1994–1996 and IBM Corporate Controller from 1991–1994. He held various other positions at IBM from 1967–1991.

Prior to joining Xerox in 2002, Mr. Beeth had retired from IBM where he was Vice President, Finance for the Server group from 1998 until his retirement in 2000; Vice President, Finance, Microelectronics division from 1996-1998; Assistant Controller from 1994–1996; Group Director of Finance and Planning Operations for the North American sales organization from 1991–1994; and Vice President, Finance and Planning for the National Services organization from 1988–1990. He held various positions at IBM from 1967–1988.

Prior to joining Xerox in 2002, Mr. McDermott had been a partner at Marakon Associates, a management-consulting firm, from 1996-2002 and had been a consultant at that firm from 1988-1996. He worked on issues of business strategy, operations improvement and organizational design.

Prior to joining Xerox in 2003, Ms. Seegal had been with Avaya Inc., where she was Vice President and Treasurer from 2000–2003. Prior to that, she was Deputy Treasurer at General Electric Company from 1996–2000.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Officer Compensation” in our 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the sections entitled “Ownership of Company Securities” and “Equity Compensation Plan Information” in our 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Transactions” in our 2005 Proxy Statement.

Item 14. Principal Auditor Fees and Services

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our 2005 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	(1)	Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

		Report of Independent Registered Public Accounting Firm

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2004

		Consolidated Balance Sheets as of December 31, 2004 and 2003

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004

		Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2004

		Notes to Consolidated Financial Statements

		Financial Statement Schedule:

		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

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

(b)	The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in
	Registrant’s 2005 Proxy Statement are preceded by an asterisk (*).

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b), including (1) separate financial statements of subsidiaries not consolidated and fifty-
percent-or-less-owned persons and (2) schedules, are filed under Item 15(a) of this Report which is
	incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

By:	/s/ ANNE M. MULCAHY
Anne M. Mulcahy Chairman of the Board and Chief Executive Officer

February 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 22, 2005

Signature	Title
Principal Executive Officer:

/s/ ANNE M. MULCAHY Anne M. Mulcahy	Chairman of the Board, Chief Executive Officer and Director

Principal Financial Officer:

/s/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Senior Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ GARY R. KABURECK Gary R. Kabureck	Vice President and Chief Accounting Officer

/s/ GLENN A. BRITT Glenn A. Britt	Director

/s/ RICHARD J. HARRINGTON Richard J. Harrington	Director

/s/ WILLIAM CURT HUNTER William Curt Hunter	Director

/s/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director

/s/ HILMAR KOPPER Hilmar Kopper	Director

/s/ RALPH S. LARSEN Ralph S. Larsen	Director

/s/ N. J. NICHOLAS, JR. N. J. Nicholas, Jr.	Director

/s/ JOHN E. PEPPER John E. Pepper	Director

/s/ ANN N. REESE Ann N. Reese	Director

/s/ STEPHEN ROBERT Stephen Robert	Director

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Xerox Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of the Company’s internal control over financial reporting and of the effectiveness of the Company’s internal control over financial reporting referred to in our report dated February 21, 2005, appearing in the 2004 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 21, 2005

SCHEDULE	II

Valuation and Qualifying Accounts

Year ended December 31, 2004, 2003 and 2002

(in millions)	Balance at Beginning of period	Additions charged to bad debt provision (1)	Amounts charged (credited) to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2004
Allowance for Losses on:
Accounts Receivable	$218	$68	$(27)	$(76)	$183
Finance Receivables	315	42	3	(84)	276

	$533	$110	$(24)	$(160)	$459

2003
Allowance for Losses on:
Accounts Receivable	$282	$99	$(27)	$(136)	$218
Finance Receivables	324	125	27	(161)	315

	$606	$224	$—	$(297)	$533

2002
Allowance for Losses on:
Accounts Receivable	$306	$187	$(3)	$(208)	$282
Finance Receivables	368	145	24	(213)	324

	$674	$332	$21	$(421)	$606

(1)	Bad debt provisions relate to estimated losses due to credit and similar uncollectibility issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)	Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

INDEX OF EXHIBITS

Document and Location

(3)(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

(b)	By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

(4)(a)(1)	Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-44597, 33-49177 and 33-54629.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

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

(e)(1)	Indenture dated as of April 21, 1998, between Registrant and Bank One, as trustee, relating to $1,012,198,000 principal amount at maturity of Registrant’s Convertible Subordinated Debentures due 2018 (the “April 1998 Indenture”).

Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement No. 333-59355.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of July 26, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture (the “April 1998 Indenture Trustee Assignment”).

Incorporated by reference to Exhibit 4(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.

Incorporated by reference to Exhibit 4(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(f)(1)	Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9 3/4% Senior Notes due 2009 (Denominated in U.S. Dollars) (the “January 17, 2002 U.S. Dollar Indenture”).

Incorporated by reference to Exhibit 4(h)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2)	Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9 3/4% Senior Notes due 2009 (Denominated in Euros) (the “January 17, 2002 Euro Indenture”).

Incorporated by reference to Exhibit 4(h)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s $600,000,000 9 3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s (euro) 225,000,000 9 3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(4) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(5)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit (4)(h)(5) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(6)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit (4)(h)(6) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(7)	Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit 4 (h)(7) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit 4 (h)(8) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Third Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit 4.11 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(10)	Third Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Euro Indenture.

Incorporated by reference to Exhibit 4.12 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(g)	Indenture dated as of October 2, 1995, between Xerox Credit Corporation (“XCC”) and State Street Bank and Trust Company (“State Street”), as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC’s Board of Directors or Executive Committee of the Board of Directors.

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement Nos. 33-61481 and 333-29677.

(h)	Rights Agreement dated as of April 7, 1997 between Registrant and The First National Bank of Boston, as Rights Agent as amended February 7, 2000. (This Agreement was previously filed in 1997 and is being re-filed in order to comply with SEC rules regarding incorporation by reference).

(i)(1)	Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(2)	First Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(3)	Form of Second Supplemental Indenture to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit (4)(b)(3) to Registrant’s Registration Statement No. 333-111623.

(j)(1)	Credit Agreement, dated as of June 19, 2003, among Registrant and Overseas Borrowers, as Borrowers, various Lenders, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and LC Issuing Bank, Deutsche Bank Securities Inc., as Syndication Agent, and Citicorp North America, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Documentation Agents (the “Credit Agreement”).

Incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(2)	Guarantee and Security Agreement dated as of June 25, 2003 among Registrant, the Subsidiary Guarantors and JPMorgan Chase Bank, as Collateral Agent, relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(3)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 25, 2003 between Xerox Corporation and JPMorgan Chase Bank, as Collateral Agent, encumbering one property located in the State of Oklahoma and relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(4)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 25, 2003 between Xerox Corporation and JPMorgan Chase Bank, as Collateral Agent, encumbering three properties located in the State of New York and relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.9 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(5)	Line of Credit Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 25, 2003 between Xerox Corporation and JPMorgan Chase Bank, as Collateral Agent, encumbering one property located in the State of Oregon and relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.10 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(k)	Master Demand Note dated December 10, 2003 between Registrant and Xerox Credit Corporation.

Incorporated by reference to Exhibit 4(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(l)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2005 Proxy Statement are preceded by an asterisk (*).

*(a)	Registrant’s Form of Salary Continuance Agreement.

Incorporated by reference to Exhibit 10(a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

*(b)	Registrant’s 1991 Long-Term Incentive Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(b) to Registrants’ Annual Report on Form 10-K for the fiscal year ended December 13, 2000 filed on June 7, 2001.

(c)	Registrant’s 1996 Non-employee Director Stock Option Plan, as amended through May 20, 1999.

Incorporated by reference to Registrant’s Notice of the 1999 Annual Meeting of Shareholders and Proxy Statement pursuant to Regulation 14A.

(d)	Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors

Incorporated by reference to Exhibit (VI) to Registrant’s 2004 Proxy Statement filed on April 2, 2004.

*(e)(1)	Registrant’s 2004 Performance Incentive Plan (“2004 PIP”)

Incorporated by reference to Exhibit (V) to Registrant’s 2004 Proxy Statement filed on April 2, 2004.

(2)	Form of Officer Award Agreement under the 2004 PIP.

(3)	Form of Long Term Incentive Plan Award under the 2004 PIP.

(4)	Annual Performance Incentive Plan for 2004.

(5)	Annual Performance Incentive Plan for 2005.

(6)	2005 Executive Long-Term Incentive Program

*(f)	2004 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through December 7, 2004.

*(g)	2004 Restatement of Registrant’s Unfunded Supplemental Executive Retirement Plan, as amended through December 7, 2004.

(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors, as amended through February 4, 2002.

*(i)	Form of severance agreement entered into with various executive officers, effective October 15, 2000.

Incorporated by reference to Exhibit 10(i)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

*(j)	Registrant’s Universal Life Plan effective July 1, 2003.

(k)	Registrant’s Deferred Compensation Plan for Directors, 1997 Amendment and Restatement, as amended through December 7, 2004.

*(l)	Registrant’s Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.

Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

*(m)	Registrant’s 1998 Employee Stock Option Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(n)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(p) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

(o)(1)	Master Supply Agreement, dated as of November 30, 2001, between Registrant and Flextronics International Ltd. **

Incorporated by reference to Exhibit 10(t)(1) to Registrant’s Current Report on Form 8-K dated June 2, 2003.

(2)	Amended and Restated Letter Agreement dated as of November 30, 2001 between Registrant and Flextronics International Ltd. regarding collateral matters relating to the relationship between Registrant and Flextronics.**

Incorporated by reference to Exhibit 10(t)(2) to Registrant’s Current Report on Form 8-K dated June 2, 2003.

*(p)	Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(u) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(q)	Amended and Restated Loan Agreement dated as of October 21, 2002 between Xerox Lease Funding LLC and General Electric Capital Corporation.

Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*(r)	Form of Cash Retention Agreement entered into with various executive officers during 2003.

Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(12)	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(13)	Registrant’s 2004 Annual Report to Shareholders.

(21)	Subsidiaries of Registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(31) (a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32)	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

**	Pursuant to the Freedom of Information Act, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.