Form 10-Q
period 2005-03-31
XEROX CORP
filed 2005-05-02
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock, $1 par value	958,185,661 shares

Forward Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, which are forward-looking. These forward-looking statements and other – information are based on our beliefs as well as assumptions made by us using information currently available.

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

Expansion of Color—Increasing the proportion of pages which are printed in color and transitioning color pages currently produced on offset devices to Xerox technology represent key growth opportunities. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily, with high quality and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market, as well as the pace of color adoption by our existing and prospective customers. If we are unable to develop and market advanced and competitive color technologies or the pace of color adoption by our existing and prospective customers is less than anticipated, we may be unable to capture these opportunities and it could materially adversely affect our results of operations and financial condition.

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

Customer Financing Activities—The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. Our access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until our credit ratings have been restored to investment grade. We are currently funding much of our customer financing activity through third-party funding arrangements, including several with General Electric (“GE”) in various geographies, cash generated from operations, cash on hand, capital markets offerings, securitizations and secured borrowings. We continue to borrow under third-party funding programs and actively pursue cost effective, alternative forms of financing, including the issuance of public debt securities. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost, whether through third party funding arrangements (including securitizations and secured borrowings) or directly in the public debt markets. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

Productivity—Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as Lean Six Sigma, pricing pressures on our products and services, the proportion of our equipment sales to high-end as opposed to low-end equipment, the trend in our post-sale revenue growth, and, our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.

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

International Operations—Approximately half of our revenue is generated from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results from operations could be significantly affected by changes in foreign currency exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements and local tax issues. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of these derivative contracts tends to mitigate volatility in our results of operations, but does not completely eliminate the volatility. We do not, however, hedge the translation effect of international revenues and expenses which are denominated in currencies other than our U.S. parent functional currency.

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

Debt—We have and will continue to have a substantial amount of debt and other obligations, in part to support our customer financing activities. As of March 31, 2005, we had $9.6 billion of total debt ($4.2 billion of which is secured by finance receivables) and $719 million of liabilities to trusts issuing preferred securities. Cash and cash equivalents were $3.3 billion at March 31, 2005. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—Our liquidity is a function of our ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, financing from third parties, access to capital markets, securitizations and secured borrowings for our finance receivables portfolios. With $3.3 billion of cash and cash equivalents on hand at March 31, 2005, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our customer financing arrangements, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates;

creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of March 31, 2005, $2.4 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At March 31, 2005, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it would materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

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

XEROX CORPORATION

Form 10-Q

March 31, 2005

TABLE OF CONTENTS

Page
Part I—Financial Information
Item 1. Financial Statements (Unaudited)	7
Condensed Consolidated Statements of Income	7
Condensed Consolidated Balance Sheets	8
Condensed Consolidated Statements of Cash Flows	9
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Capital Resources and Liquidity	37
Financial Risk Management	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40
Part II—Other Information
Item 1. Legal Proceedings	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6. Exhibits	41
Signatures	42
Exhibit Index	43

Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

By-Laws of Registrant, as amended through December 10, 2003.
Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors: Form of Agreement, Form of Grant Summary and Form of DSU Deferral.
Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions, except per-share data)
Revenues
Sales	$1,694	$1,681
Service, outsourcing and rentals	1,849	1,908
Finance income	228	238

Total Revenues	3,771	3,827

Costs and Expenses
Cost of sales	1,086	1,112
Cost of service, outsourcing and rentals	1,065	1,102
Equipment financing interest	86	89
Research and development expenses	183	193
Selling, administrative and general expenses	1,009	1,036
Restructuring and asset impairment charges	85	6
Other (income) expenses, net	(32)	87

Total Costs and Expenses	3,482	3,625

Income from Continuing Operations before Income Taxes and Equity Income	289	202
Income taxes	116	67
Equity in net income of unconsolidated affiliates	37	30

Income from Continuing Operations	210	165
Gain on sale of ContentGuard, net of income taxes of $26	—	83

Net Income	$210	$248
Less: Preferred stock dividends, net	(14)	(24)

Income Available to Common Shareholders	$196	$224

Basic Earnings per Share
Earnings from Continuing Operations	$0.20	$0.18
Basic Earnings per Share	$0.20	$0.28
Diluted Earnings per Share
Earnings from Continuing Operations	$0.20	$0.17
Diluted Earnings per Share	$0.20	$0.25

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2005	December 31, 2004
	(in millions, except share data in thousands)
Assets
Cash and cash equivalents	$3,298	$3,218
Accounts receivable, net	2,047	2,076
Billed portion of finance receivables, net	357	377
Finance receivables, net	2,699	2,932
Inventories	1,229	1,143
Other current assets	1,038	1,182

Total Current Assets	10,668	10,928
Finance receivables due after one year, net	5,104	5,188
Equipment on operating leases, net	397	398
Land, buildings and equipment, net	1,700	1,759
Investments in affiliates, at equity	837	845
Intangible assets, net	288	297
Goodwill	1,803	1,848
Deferred tax assets, long-term	1,450	1,521
Other long-term assets	2,026	2,100

Total Assets	$24,273	$24,884

Liabilities and Equity
Short-term debt and current portion of long-term debt	$2,727	$3,074
Accounts payable	1,075	1,037
Accrued compensation and benefits costs	724	637
Unearned income	218	243
Other current liabilities	1,157	1,309

Total Current Liabilities	5,901	6,300
Long-term debt	6,896	7,050
Liabilities to subsidiary trusts issuing preferred securities	719	717
Pension and other benefit liabilities	999	1,189
Post-retirement medical benefits	1,180	1,180
Other long-term liabilities	1,399	1,315

Total Liabilities	17,094	17,751
Series C mandatory convertible preferred stock	889	889
Common stock, including additional paid in capital	4,909	4,881
Retained earnings	2,297	2,101
Accumulated other comprehensive loss	(916)	(738)

Total Liabilities and Equity	$24,273	$24,884

Shares of common stock issued and outstanding	958,186	955,997

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net income	$210	$248
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	159	175
Provisions for receivables and inventory	27	51
Net gain on sales of businesses and assets	(98)	(14)
Undistributed equity in net income of unconsolidated affiliates	(35)	(23)
Gain on sale of ContentGuard	—	(83)
Restructuring and other charges	85	6
Cash payments for restructurings	(36)	(60)
Contributions to pension benefit plans	(24)	(17)
Early termination of derivative contracts	—	60
Increase in inventories	(116)	(73)
Increase in on-lease equipment	(52)	(40)
Decrease in finance receivables	179	178
(Increase) decrease in accounts receivable and billed portion of finance receivables	(8)	39
Decrease in accounts payable and accrued compensation	(1)	(83)
Net change in income tax assets and liabilities	73	20
Decrease in other current and long-term liabilities	(98)	(85)
Other, net	72	(56)

Net cash provided by operating activities	337	243

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(33)	(48)
Proceeds from sales of land, buildings and equipment	2	32
Cost of additions to internal use software	(12)	(8)
Proceeds from divestitures and investments, net	105	67
Net change in escrow and other restricted investments	31	33

Net cash provided by investing activities	93	76

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	247	504
Debt payments on secured financings	(468)	(573)
Net cash payments on other debt	(112)	(409)
Preferred stock dividends	(14)	(25)
Proceeds from issuances of common stock	14	29
Other	9	—

Net cash used in financing activities	(324)	(474)

Effect of exchange rate changes on cash and cash equivalents	(26)	(24)

Increase (decrease) in cash and cash equivalents	80	(179)
Cash and cash equivalents at beginning of period	3,218	2,477

Cash and cash equivalents at end of period	$3,298	$2,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share data and unless otherwise indicated)

Note 1-Basis of Presentation

References herein to “we,” “us” or “our” refer to Xerox Corporation and its consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2004 Annual Report to Shareholders, which is incorporated by reference in our 2004 Annual Report on Form 10-K (“2004 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements included in the 2004 Annual Report.

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

Note 2-Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for our fiscal year beginning January 1, 2006, as a result of the SEC’s recent decision to delay the effective date of FAS 123R by six months in order to provide companies more time to implement the standard. FAS 123R will be applicable to all awards granted, modified or cancelled after that date. Prior to the SEC decision, we had previously disclosed in our 2004 Annual Report that we planned to adopt the standard prospectively as of July 1, 2005.

The standard also provides for different transition methods for past award grants, including the restatement of prior period results. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. The implementation of FAS 123R is expected to result in stock option-based compensation expense in 2006 of approximately $32 ($20 after-tax or

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

$0.02 per diluted share). Prior to the effective date of FAS 123R, we will continue to provide the pro-forma disclosures for past award grants as required under FAS 123 and as shown below.

Pending the effective date of FAS 123R, we do not recognize compensation expense relating to employee stock options because the exercise price is equal to the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income and income per share for the three months ended March 31, 2005 and 2004 would have been as follows:

	2005	2004
Net income—as reported	$210	$248
Add: Stock-based employee compensation expense included in reported net income, net of tax	6	3
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(15)	(16)

Net income—pro forma	$201	$235

Basic EPS—as reported	$0.20	$0.28
Basic EPS—pro forma	0.20	0.26
Diluted EPS—as reported	$0.20	$0.25
Diluted EPS—pro forma	0.19	0.24

As disclosed in our 2004 Annual Report, the pro forma periodic compensation expense amounts are not representative of future amounts, as we began granting employees restricted stock awards with time- and performance-based restrictions in lieu of stock options in 2005.

Note 3-Divestitures and Other Sales

During March 2005, we completed the sale of our entire equity interest in Integic Corporation (“Integic”) for $96 in cash, net of transaction costs. The sale resulted in a pre-tax gain of $93 million ($58 million after-tax). Prior to this transaction, our investment in Integic was accounted for using the equity method and was included in Investments in affiliates, at equity within our Condensed Consolidated Balance Sheets. The pre-tax gain is classified within Other (income) expenses, net in the accompanying Condensed Consolidated Statements of Income.

Note 4-Restructuring Programs

The restructuring and asset impairment charges in the Condensed Consolidated Statements of Income totaled $85 and $6 for the three months ended March 31, 2005 and 2004, respectively. Detailed information related to restructuring program activity during the three months ended March 31, 2005 is outlined below.

Restructuring Activity	Ongoing Programs	Legacy Programs (1)	Total
Ending Balance December 31, 2004	$93	$24	$117
Provision	85	—	85
Reversals of prior accruals	(2)	—	(2)
Charges against reserve and currency	(32)	(5)	(37)

Ending Balance March 31, 2005	$144	$19	$163

(1)	Legacy Programs include the Turnaround, SOHO and 1998/2000 Programs, which are fully described in our 2004 Annual Report.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Reconciliation to Statements of Income

	Three Months Ended March 31,
	2005	2004
Restructuring provision	$85	$11
Restructuring reversal	(2)	(5)
Asset impairment charges	2	—

Restructuring and asset impairment charges	$85	$6

Reconciliation to Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
Charges to reserve, all programs	$(37)	$(67)
Pension curtailment, special termination benefits and settlements	—	6
Effects of foreign currency and other non-cash	1	1

Cash payments for restructurings	$(36)	$(60)

Beginning in the fourth quarter of 2002, we initiated a series of restructuring initiatives designed to continue to achieve the cost savings resulting from realized productivity improvements. These initiatives included downsizing our employee base and the outsourcing of certain internal functions. The initiatives are generally not individually significant and primarily include severance actions and impact all geographies and segments. During 2005, we provided an additional $85 for ongoing restructuring programs, including net reversals of $2 related to changes in estimates in severance costs from previously recorded actions. The additional provision consisted of $82 in severance and related costs, primarily related to initiatives that are expected to result in the elimination of approximately 1,000 positions in North America, Latin America and Europe, $1 for lease terminations and $2 for asset impairments. The $82 in severance and related costs included approximately $60 for a voluntary severance program primarily for technical service employees in the U.S. included within the Office and Production segments.

The following tables summarize the total amount of costs expected to be incurred in connection with our ongoing restructuring programs and the cumulative amount incurred as of March 31, 2005:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2004	Net amount incurred for the quarter ended March 31, 2005	Cumulative amount incurred as of March 31, 2005	Total expected to be incurred *
Production	$255	$28	$283	$283
Office	198	49	247	247
DMO	97	6	103	103
Other	122	2	124	127

Total Provisions	$672	$85	$757	$760

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2004	Amount incurred for the quarter ended March 31, 2005	Cumulative amount incurred as of March 31, 2005	Total expected to be incurred *
Severance and related costs	$567	$82	$649	$650
Lease cancellation and other costs	59	1	60	62
Asset impairments	46	2	48	48

Total Provisions	$672	$85	$757	$760

*	The total amount of $760 represents the cumulative amount incurred through March 31, 2005 plus additional expected restructuring charges of $3 related to the expected interest accretion on the reserve.

Note 5-Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Finished goods	$967	$895
Work in process	72	65
Raw materials	190	183

Total Inventories	$1,229	$1,143

Note 6-Common Shareholders’ Equity

Common shareholders’ equity consisted of:

	March 31, 2005	December 31, 2004
Common stock	$958	$956
Additional paid-in-capital	3,951	3,925
Retained earnings	2,297	2,101
Accumulated other comprehensive loss (1)	(916)	(738)

Total	$6,290	$6,244

(1)	Accumulated other comprehensive loss at March 31, 2005 is composed of cumulative translation adjustments of $(714), a minimum pension liability of $(206), cash flow hedging gains of $5 and unrealized losses on securities of $(1).

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Comprehensive income consists of:

	Three Months Ended March 31,
	2005	2004
Net Income	$210	$248
Translation adjustments	(190)	(16)
Unrealized (losses) gains on securities, net of tax	(2)	1
Adjustment for minimum pension liability, net of tax (1)	12	31
Cash flow hedge adjustments, net of tax	2	(1)

Comprehensive income	$32	$263

(1)	The change of $12 in the minimum pension liability since December 31, 2004 includes $7 relating to our portion of a minimum pension liability reduction that was recorded by Fuji Xerox during the period and a $5 benefit from currency.

Note 7-Interest Expense and Income

Interest expense and interest income consisted of:

	Three Months Ended March 31,
	2005	2004
Interest expense (1)	$147	$184
Interest income (2)	246	253

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other (income) expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other (income) expenses, net in the Condensed Consolidated Statements of Income.

Equipment financing interest is determined based on a combination of actual interest expense incurred on financing debt, as well as an estimated cost of funds, applied against the estimated level of debt required to support our financed receivables. The estimate is based on an assumed ratio of debt as compared to our finance receivables. This ratio ranges from 80-90 percent of our average finance receivables. This methodology has been consistently applied for all periods presented.

Note 8-Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. The Production and Office segments are centered around strategic product groups which share common technology, manufacturing and product platforms, as well as classes of customers. During the quarter ended March 31, 2005, we implemented a new financial reporting system which has enabled greater efficiencies in financial reporting and provides enhanced analytical capabilities including activity-based cost analysis on shared services and internal cost allocations. As a result of the implementation, changes in the allocation of certain segment costs and expenses were made. These changes included a reallocation of costs associated with corporate and certain shared service functions. These changes did not involve a change in the composition of our reportable segments and did not impact segment

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

revenue in 2004. We have reclassified prior-period amounts to conform to the current period’s presentation. The following table illustrates the impact of these changes on quarterly segment operating profit for 2004:

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Operating Profit
Production	$4	$32	$47	$40	$123
Office	8	(12)	—	(15)	(19)
DMO	(3)	(2)	(2)	(1)	(8)
Other	(9)	(18)	(45)	(24)	(96)

Total	$—	$—	$—	$—	$ —

The Production segment includes black and white products which operate at speeds over 90 pages per minute and color products which operate at speeds over 40 pages per minute. Products include the Xerox iGen3 digital color production press, Nuvera, DocuTech, DocuPrint, Xerox 2101 and DocuColor families, as well as older technology light-lens products. These products are sold predominantly through direct sales channels in North America and Europe to Fortune 1000, graphic arts, government, education and other public sector customers.

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

The segment classified as Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper), Small Office/Home Office (“SOHO”), Wide Format Systems, Xerox Technology Enterprises and value-added services, royalty and license revenues. Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the Production, Office and DMO segments, including non-financing interest as well as other items included in Other (income) expenses, net.

Operating segment revenues and profitability for the three months ended March 31, 2005 and 2004 were as follows:

	Production	Office	DMO	Other	Total
2005
Total segment revenues	$1,072	$1,829	$412	$458	$3,771

Segment profit	$101	$192	$10	$109	$412

2004
Total segment revenues	$1,094	$1,857	$420	$456	$3,827

Segment profit (loss)	$82	$169	$19	$(32)	$238

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

The following is a reconciliation to pre-tax income:

	Three months ended March 31,
	2005	2004
Total segment profit	$412	$238
Reconciling items:
Restructuring and asset impairment charges	(85)	(6)
Other expenses	(1)	—
Equity in net income of unconsolidated affiliates	(37)	(30)

Pre-tax income	$289	$202

Note 9-Investment in Fuji Xerox

Our equity in net income of our unconsolidated affiliates for the three months ended March 31, 2005 and 2004, was as follows:

	Three Months Ended March 31,
	2005	2004
Fuji Xerox	$35	$26
Other investments	2	4

Total	$37	$30

Unaudited condensed financial data of Fuji Xerox for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004
Summary of Operations
Revenues	$2,731	$2,583
Cost and Expenses	2,537	2,403
Income before income taxes	194	180
Income taxes	57	75
Minorities’ interests	3	5

Net income	$134	$100

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25 percent ownership interest.

Note 10-Contingencies

Guarantees, Indemnifications and Warranty Liabilities:

Indemnification of Officers and Directors—Our corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify Xerox Corporation’s officers and directors against judgments,

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to Xerox Corporation and our subsidiaries. Although the by-laws provide no limit on the amount of indemnification, we may have recourse against our insurance carriers for certain payments made by us. The litigation matters and regulatory actions described below involve certain of our current and former directors and officers, all of whom are covered by the aforementioned indemnity and, if applicable, current and prior period insurance policies. However, certain indemnification payments may not be covered under our directors’ and officers’ insurance coverage. In addition, we indemnify certain fiduciaries of our employee benefit plans for liabilities incurred in their service as fiduciary whether or not they are officers of the Company.

Product Warranty Liabilities

In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our lower-end products in the Office segment, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. The following table summarizes product warranty activity for the three months ended March 31, 2005 and 2004:

	2005	2004
Balance as of January 1	$23	$19
Provisions	12	11
Payments and adjustments	(15)	(10)

Balance as of March 31	$20	$20

Tax related contingencies

At March 31, 2005, our Brazilian operations had received assessments levied against it for indirect and other taxes which, inclusive of interest, were approximately $590. The change since the December 31, 2004 disclosed amount of $559 is primarily due to indexation and interest, additional assessments and currency. The assessments principally relate to the internal transfer of inventory. We are disputing these assessments and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these assessments will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, we may be required to make escrow cash deposits of up to half of the total amount in dispute. Generally, any such amounts would be refundable to the extent the matter is resolved in our favor.

As disclosed in our 2004 Annual Report, we have filed amended tax returns for the period 1995 through 1998 where we could realize an aggregate potential tax and related interest benefit of approximately $250 associated with the capital losses we incurred from the disposition of our insurance group operations. The additional losses claimed and related tax benefits are currently being reviewed by the U.S. Joint Committee on Taxation. We will not recognize any tax benefit of these losses until this review has reached a stage that we can estimate the probability of a favorable outcome. The aggregate potential benefit of approximately $250 will not result in a significant cash refund, but will increase tax credit carryforwards and reduce taxes otherwise potentially due.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

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

Legal Matters

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

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. That motion has not yet been fully briefed or argued before the court. On or about November 8, 2004, the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164 filed a motion to intervene as a named plaintiff and class representative. That motion has been fully briefed, but has not been argued before the court. The court has not

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

issued a ruling. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Christine Abarca, et al. v. City of Pomona, et al. (Pomona Water Cases): In 1999, a series of complaints was filed against the Company in the Superior Court of the State of California for the County of Los Angeles on behalf of individual plaintiffs, claiming damages as a result of our alleged disposal and/or release of hazardous substances into the soil and groundwater. Plaintiffs alleged that hazardous substances from the Company’s operations entered the municipal drinking water supplied by the City of Pomona and the Southern California Water Company, and as a result they were exposed to the substances by inhalation, ingestion and dermal contact. Plaintiffs’ claims against the Company included personal injury, wrongful death, property damage, negligence, trespass, nuisance, and violation of the California Unfair Trade Practices Act. In November 2004, the parties entered into a confidential settlement agreement, the terms of which were not material to the Company. Pursuant to that agreement, the settlement payments have been made and the actions have been dismissed.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. The defendants’ motion to dismiss the second consolidated amended complaint was denied, as moot. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of an expanded class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; the other alleging that the individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss the complaint. That motion has been fully briefed, but has not been argued before the court. The court has not issued a ruling. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Florida State Board of Administration, et al. v. Xerox Corporation, et al.: A securities law action brought by four institutional investors, namely the Florida State Board of Administration, the Teachers’ Retirement System

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

of Louisiana, Franklin Mutual Advisers and PPM America, Inc., is pending in the United States District Court for the District of Connecticut against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler and KPMG. The plaintiffs bring this action individually on their own behalves. In an amended complaint filed on October 3, 2002, one or more of the plaintiffs allege that each of the Company, the individual defendants and KPMG violated Sections 10(b) and 18 of the 1934 Act, SEC Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. ss. 517.301, and the Louisiana Securities Act, R.S. 51:712(A). The plaintiffs further claim that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 1934 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s financial condition and accounting and reporting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants, at various times from 1997 through 2000 they bought shares of the Company’s common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses in excess of $200. The plaintiffs further contend that the alleged fraudulent scheme prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was false and misleading. The plaintiffs seek, among other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys’ and experts’ fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss all claims in the complaint that are in common with the claims in the Carlson action. That motion has been fully briefed, but has not been argued before the court. The court has not issued a ruling. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Three additional class actions (Hopkins, Uebele and Saba) were subsequently filed in the same court making substantially similar claims. On October 16, 2002, the four actions were consolidated as In Re Xerox Corporation ERISA Litigation. On November 15, 2002, a consolidated amended complaint was filed. A fifth class action (Wright) was filed in the District of Columbia. It has been transferred to Connecticut and consolidated with the other actions. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that all the foregoing defendants were fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the interest of Plan participants. The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. Plaintiffs also claim that defendants failed to invest Plan assets prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent, and failed to avoid conflicts of interest. The

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

complaint does not specify the amount of damages sought. However, it asks that the losses to the Plan be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. We filed a motion to dismiss the complaint. The plaintiffs subsequently filed a motion for class certification and a motion to commence discovery. Defendants have opposed both motions, contending that both are premature before there is a decision on their motion to dismiss. In the fall of 2004, the Court requested an updated briefing on our motion to dismiss and update briefs were filed in December. We and the other defendants deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Digwamaje et al. v. IBM et al: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the First Amended Complaint on the Company was deemed effective as of December 6, 2002. On March 19, 2003, Plaintiffs filed a Second Amended Complaint that eliminated a number of corporate defendants but was otherwise identical in all material respects to the First Amended Complaint. The defendants include Xerox and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. The foregoing damages are being sought from all defendants, jointly and severally. Xerox filed a motion to dismiss the Second Amended Complaint. Oral argument of the motion was heard on November 6, 2003. By Memorandum Opinion and Order filed November 29, 2004, the court granted the motion to dismiss. A clerk’s judgment of dismissal was filed on November 30, 2004. On December 27, 2004, the Company received a notice of appeal dated December 24, 2004. On February 16, 2005, the parties filed a stipulation withdrawing the December 24, 2004 appeal on the ground that the November 30, 2004 judgment of dismissal was not appealable. On March 28, 2005, Plaintiffs submitted a letter requesting permission to file a motion for leave to file an amended and consolidated complaint. By Summary Order filed April 6, 2005, the Court denied the request. In a second Summary Order filed the same day, the Court amended its November 29, 2004, Opinion and Order, which dismissed the action, so as to render the Opinion and Order appealable. Plaintiffs have not filed a new notice of appeal and the time within which to do so has not expired. Xerox denies any wrongdoing and is vigorously defending the action. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: A dispute between MPI Technologies, Inc. (“MPI”) and the Company and Xerox Canada Ltd. (“XCL”) is being arbitrated in Ontario, Canada. The dispute arose under a license agreement (“Agreement”) made as of March 15, 1994 between MPI and XCL. Subsequently, the Company became MPI’s primary interface for the Agreement and the activities thereunder. Following amended pleadings and MPI’s release of certain claims previously asserted, MPI seeks in its pleadings damages of $58 for royalties owed under the Agreement, $36 for equitable royalties, $35 for breach of fiduciary duty or breach of confidence, $35 in punitive damages and $4 in damages plus disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. The Company and XCL have asserted a counterclaim against MPI for overpayment of royalties and breach of contract. In November 2004, MPI’s motion to amend its claim to add its parent, MPI Tech S.A., as a claimant was granted and the motion of the Company and XCL to dismiss MPI’s copyright claim was denied. The hearing of the arbitration commenced on January 18, 2005. Closing Submissions concluded on April 28, 2005 and a decision of the arbitration panel is expected approximately 60 days thereafter. The Company and XCL deny any wrongdoing,

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

deny that any damages are owed and have vigorously defended the action. It is not possible to estimate the amount of loss or the range of possible loss that might result from an adverse ruling or a settlement of this matter.

Accuscan, Inc. v. Xerox Corporation: On April 11, 1996, an action was commenced by Accuscan, Inc. (“Accuscan”), in the United States District Court for the Southern District of New York, against the Company seeking unspecified damages for infringement of a patent of Accuscan which expired in 1993. The suit, as amended, was directed to facsimile and certain other products containing scanning functions and sought damages for sales between 1990 and 1993. On April 1, 1998, a verdict was entered in favor of Accuscan for $40. However, on September 14, 1998, the court granted our motion for a new trial on damages. The trial ended on October 25, 1999 with a verdict of $10. We appealed to the Court of Appeals for the Federal Circuit (“CAFC”) which found the patent was not infringed, thereby terminating the lawsuit subject to an appeal which was filed by Accuscan to the U.S. Supreme Court. The decision of the U.S. Supreme Court was to remand the case back to the CAFC to consider its previous decision based on the U.S. Supreme Court’s May 28, 2002 ruling in the Festo case. On September 17, 2003, the CAFC reconsidered the case and again held that the patent was not infringed. On December 15, 2003, Accuscan filed a petition to the U.S. Supreme Court to appeal the CAFC’s September 17, 2003 decision. This petition was denied on February 23, 2004. The period during which Accuscan could obtain reconsideration of the Supreme Court’s denial of the petition for writ of certiorari has expired. In March 2005, the District Court entered a final dismissal of the case.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claims that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for up to $135 coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. However, $10 of the entire amount may be unavailable due to the liquidation of one of the other insurers. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. On December 19, 2003, the Company and individual defendants moved to dismiss the complaint. On November 10, 2004, the Court issued an opinion partially granting and partially denying the motions. Among other things, the Court granted the motions to dismiss all of the claims for rescission and denied plaintiff’s request to replead. The Court denied the Company’s and some of the individual defendants’ motions to dismiss certain claims that seek to limit coverage based on particular provisions in the policy and that at least in part related to settlement with the SEC. Plaintiff filed notices of appeal on January 10, 2005 and February 11, 2005. The appeal is not fully briefed, and oral argument before the Appellate Division has not been scheduled. Separately, on February 22, 2005, the defendants filed a motion seeking dismissal of any remaining claims in light of Xerox’s representation that it will not seek coverage from plaintiff for settlement payments to the SEC. That motion has been fully briefed and argued before the court. The Company and the individual defendants intend to seek dismissal of the remaining claims. The Company and the individual defendants deny any wrongdoing and are vigorously defending the action.

Warren, et al. v. Xerox Corporation: On March 11, 2004, the United States District Court for the Eastern District of New York entered an order certifying a nationwide class of all black salespersons employed by Xerox

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

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

Compression Labs, Inc. v. Agfa et al. (including Xerox Corporation): In April 2004, Compression Labs, Incorporated (CLI) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division against Xerox, along with 27 other companies, seeking unspecified damages for patent infringement, injunction and other ancillary relief. According to CLI, the patent covers an aspect of a standard for compressing full-color or gray-scale still images (JPEG). We deny any wrongdoing and are vigorously defending this action. In July 2004, along with several of the other defendants in the above named action, we filed a complaint against CLI in Federal Court in Delaware, requesting a declaratory judgment of non-infringement and invalidity; a finding of an implied license to use the patent; a finding that CLI is estopped from enforcing the patent; damages and relief under state law for deceptive trade practices, unfair competition, fraud, negligent misrepresentation, equitable estoppel and patent misuse; and relief under federal anti-trust laws for CLI’s violation of Section 2 of the Sherman Act. On February 16, 2005, the U.S. Multi-District Litigation Panel ordered the subject lawsuit (along with all related lawsuits) be transferred from the District Court of the Eastern District of Texas to the District Court for the Northern District of California. All pre-trial proceedings will occur in the Northern District of California and the lawsuit will, if necessary, be transferred back to the Eastern District of Texas for trial. Discovery for all related cases will continue in the Northern District of California. A case management conference, in which the parties will agree upon a case management statement, is expected to be convened by the District Court during the second quarter of 2005. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Tesseron, Ltd. v. Xerox Corporation: On October 28, 2004, an action was commenced by Tesseron, Ltd., in the United States District Court for the Northern District of Ohio against Xerox seeking unspecified damages for alleged infringement of seven U.S. patents. Tesseron asserts that its patents cover Xerox’s variable imaging software sold with Xerox’s production printing systems. Xerox filed an answer on January 28, 2005. We deny any wrongdoing and intend to vigorously defend the action. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Derivative Litigation Brought on Behalf of the Company:

In re Xerox Derivative Actions: A consolidated putative shareholder derivative action is pending in the Supreme Court of the State of New York, County of New York against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG. The plaintiffs purportedly brought this action in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders. The second consolidated

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

amended complaint alleged that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further alleged that each of the director defendants breached his/her duties of due care and diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The second amended complaint also asserted claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claimed that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox is held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. On December 16, 2002, the Company and the individual defendants answered the complaint. The plaintiffs filed a third consolidated and amended derivative action complaint on July 23, 2003 adding factual allegations relating to subsequent acts and transactions, namely indemnification of six former officers for disgorgements imposed pursuant to their respective settlements with the SEC and related legal fees, and adding a demand for injunctive relief with respect to that indemnification. On September 12, 2003, Xerox and the individuals filed an answer to the third consolidated and amended derivative action complaint. The parties expect to execute and submit to the court a stipulated order pursuant to which the plaintiffs will dismiss the action without prejudice and with the right to re-file their claim for a period of up to one year, the statute of limitations will be tolled during this period, and certain rights and defenses of the parties are preserved. The individual defendants deny any wrongdoing.

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Other Litigation:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm, formerly owned by 3Com Corporation, for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” Upon reexamination, the U.S. Patent and Trademark Office confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the District Court found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims, and on October 5, 2000 the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity, thus establishing liability. In January 2003, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals for the Federal Circuit affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and remanded the validity issues to the District Court for further analysis. On December 5, 2003 Palm moved for sanctions, alleging that Xerox withheld production of material information. Xerox has since responded to the motion denying the basis of claims. On December 10, 2003 the District Court heard oral arguments on summary judgment motions from both parties directed solely to the issue of validity. A decision denying Xerox’s motions and granting Palm’s motion of summary judgment for invalidity (“SJ”) was granted on May 21, 2004. In June 2004, Palm filed a motion requesting clarification of the grant of SJ, Xerox has responded to that motion, and also filed a motion to reconsider the SJ. On February 16, 2005, the District Court denied Xerox’s motion to reconsider and granted Palm’s motion to clarify. Pursuant to granting Palm’s motion, the District Court supplemented its decision of May 21, 2004. Xerox has filed a notice of appeal and expects to file a supporting brief in the latter part of May 2005.

Other Matters:

It is our policy to promptly and carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken. When and where appropriate, we report such matters to the U.S. Department of Justice and to the SEC, and/or make public disclosure.

India. In recent years we have become aware of a number of matters at our Indian subsidiary, Xerox Modicorp Ltd., that occurred over a period of several years much of which occurred before we obtained majority ownership of these operations in mid 1999. These matters include misappropriations of funds and payments to other companies that may have been inaccurately recorded on the subsidiary’s books and certain improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. We have reported these transactions to the Indian authorities, the U.S. Department of Justice and to the SEC. The private Indian investigator engaged by the Indian Ministry of Company Affairs has completed an investigation of these matters. The Indian Ministry of Company Affairs has provided our Indian subsidiary with the investigator’s report which addresses the previously disclosed misappropriation of funds and improper payments and has requested comments, which the Indian subsidiary intends to provide in due course. The report includes allegations that Xerox Modicorp Ltd.’s senior officials and the Company were aware of such activities. The report also asserts the need for further investigation into potential criminal acts related to the improper activities addressed by the report. The matter is now pending in the Indian Ministry of Company Affairs. The Company has reported these developments and made a copy of the report received by Xerox Modicorp Ltd. available to the U.S. Department of Justice and the SEC. In March 2005, following the completion of a share buy-back program that increased our controlling ownership interest in our Indian subsidiary to approximately 89 percent from approximately 86 percent at year-end 2004, we changed the name of our Indian subsidiary to Xerox India Ltd.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Note 11-Employee Benefit Plans

Components of Net Periodic Cost

	For the three months ended March 31,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$58	$52	$6	$8
Interest cost	127	114	23	23
Expected return on plan assets	(133)	(115)	—	—
Recognized net actuarial loss	25	24	8	6
Amortization of prior service cost	—	—	(6)	(5)
Recognized net transition obligation	1	1	—	—
Recognized settlement loss (1)	22	15	—	—

Net periodic benefit cost	$100	$91	$31	$32

(1)	Approximately $6 of the first quarter 2004 settlement losses were incurred as a direct result of restructuring actions. This amount is included as a restructuring charge in our Condensed Consolidated Statements of Income.

Employer Contributions

We previously disclosed in our 2004 Annual Report that we expected to contribute $114 to our worldwide defined benefit pension plans and $128 to our other post-retirement benefit plans in 2005. As of March 31, 2005, contributions of $24 and $31 were made to our defined benefit pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $318 to our defined benefit pension plans and $92 to our other post-retirement benefit plans in 2005 for a total of $342 for defined benefit plans and $123 for other post-retirement benefit plans. The increase in expected 2005 defined benefit pension plan contributions is primarily due to our election to contribute $230 to our U.S. plans in April 2005 for the purpose of making those plans 100 percent funded on a current liability basis under ERISA funding rules. This $230 contribution was made following a review of the 2005 actuarial valuation results and giving consideration to our liquidity position.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”)

As disclosed in our 2004 Annual Report, we provide postretirement benefits to a group of retirees for which we had not treated the employer paid drug coverage under this plan as actuarially equivalent to the benefits provided under the Act. This assessment was made prior to the recent issuance of final regulations regarding the Act. Upon completion of our review of these regulations, we determined that this plan will be actuarially equivalent for a period of time subject to actual trend rates of prescription drug costs and mortality of plan participants. However, this new determination did not materially change the other post-retirement benefits financial information presented above and in our 2004 Annual Report as it relates to this plan.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Note 12-Earnings per Share

The following tables summarize basic and diluted income per share for the three months ended March 31, 2005 and 2004 (shares in thousands):

	Three months ended March 31,
	2005	2004
Basic Earnings per Common Share:
Income from continuing operations	$210	$165
Accrued dividends on:
Series B Convertible Preferred Stock, net	—	(10)
Series C Mandatory Convertible Preferred Stock	(14)	(14)

Adjusted income from continuing operations	$196	$141
Gain on sale of ContentGuard, net	—	83

Adjusted net income available to common shareholders	$196	$224

Weighted Average Common Shares Outstanding	958,817	799,324
Basic earnings per share
Income from continuing operations	$0.20	$0.18
Gain on sale of ContentGuard, net	—	0.10

Basic earnings per share	$0.20	$0.28

Diluted Earnings per Common Share:
Income from continuing operations	$210	$165
ESOP expense adjustment, net	—	(4)
Accrued dividends on Series C Mandatory Convertible Preferred Stock	—	(14)
Interest on Convertible Securities (1), net	1	14

Adjusted income from continuing operations	$211	$161
Gain on sale of ContentGuard, net	—	83

Adjusted net income available to common shareholders	$211	$244

Weighted Average Common Shares Outstanding	958,817	799,324
Common shares issuable with respect to:
Stock options	14,129	15,237
Series B Convertible Preferred Stock	—	37,855
Series C Mandatory Convertible Preferred Stock	74,797	—
Convertible securities (1)	1,992	115,417

Adjusted Weighted Average Shares Outstanding	1,049,735	967,833

Diluted earnings per share
Income from continuing operations	$0.20	$0.17
Gain on sale of ContentGuard, net	—	0.08

Diluted earnings per share	$0.20	$0.25

(1)	The 2004 convertible securities amount primarily consisted of the convertible liability to Xerox Capital Trust II which is described in Note 10 to our 2004 financial statements included in the 2004 Annual Report.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Note 13-Financial Statements of Subsidiary Guarantors

The Senior Notes due 2009, 2010, 2011 and 2013 are jointly and severally guaranteed by Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc. (the “Guarantor Subsidiaries”), each of which is wholly-owned by Xerox Corporation (the “Parent Company”). The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statements of cash flows for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Xerox Corporation and subsidiaries as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004.

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2005

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$741	$—	$953	$—	$1,694
Service, outsourcing and rentals	970	—	927	(48)	1,849
Finance income	72	—	185	(29)	228
Intercompany revenues	258	—	73	(331)	—

Total Revenues	2,041	—	2,138	(408)	3,771

Cost and Expenses
Cost of sales	489	—	633	(36)	1,086
Cost of service, outsourcing and rentals	555	—	510	—	1,065
Equipment financing interest	36	—	79	(29)	86
Intercompany cost of sales	232	—	59	(291)	—
Research and development expenses	170	—	22	(9)	183
Selling, administrative and general expenses	542	—	514	(47)	1,009
Restructuring and asset impairment charges	61	—	24	—	85
Other (income) expenses, net	(114)	(5)	88	(1)	(32)

Total Cost and Expenses	1,971	(5)	1,929	(413)	3,482

Income from Continuing Operations, before Income Taxes and Equity Income (Loss)	70	5	209	5	289
Income taxes	44	2	64	6	116
Equity in net income of unconsolidated affiliates	3	—	33	1	37
Equity in net income (loss) of consolidated affiliates	181	(3)	2	(180)	—

Net Income	$210	$—	$180	$(180)	$210

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Balance Sheets as of March 31, 2005

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Assets
Cash and cash equivalents	$2,688	$—	$610	$—	$3,298
Accounts receivable, net	399	—	1,648	—	2,047
Billed portion of finance receivables, net	191	—	166	—	357
Finance receivables, net	624	—	2,075	—	2,699
Inventories	698	—	566	(35)	1,229
Other current assets	409	—	575	54	1,038

Total Current Assets	5,009	—	5,640	19	10,668

Finance receivables due after one year, net	1,170	—	3,934	—	5,104
Equipment on operating leases, net	233	—	164	—	397
Land, buildings and equipment, net	964	—	736	—	1,700
Investments in affiliates, at equity	57	—	797	(17)	837
Investments in and advances to consolidated subsidiaries	8,817	(133)	14	(8,698)	—
Intangible assets, net	280	—	8	—	288
Goodwill	447	290	1,058	8	1,803
Other long-term assets	1,190	—	2,286	—	3,476

Total Assets	$18,167	$157	$14,637	$(8,688)	$24,273

Liabilities and Equity
Short-term debt and current portion of long-term debt	$3	$—	$2,724	$—	$2,727
Accounts payable	542	—	492	41	1,075
Other current liabilities	925	15	1,154	5	2,099

Total Current Liabilities	1,470	15	4,370	46	5,901

Long-term debt	3,582	—	3,314	—	6,896
Intercompany payables, net	2,577	(244)	(2,311)	(22)	—
Liabilities to subsidiary trusts issuing preferred securities	719	—	—	—	719
Other long-term liabilities	2,640	—	953	(15)	3,578

Total Liabilities	10,988	(229)	6,326	9	17,094

Series C mandatory convertible preferred stock	889	—	—	—	889
Common shareholders’ equity	6,290	386	8,311	(8,697)	6,290

Total Liabilities and Equity	$18,167	$157	$14,637	$(8,688)	$24,273

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2005

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Company
Net cash provided by operating activities	$172	$—	$165	$337
Net cash provided by investing activities	72	—	21	93
Net cash used in financing activities	(2)	—	(322)	(324)
Effect of exchange rate changes on cash and cash equivalents	—	—	(26)	(26)

Increase (decrease) in cash and cash equivalents	242	—	(162)	80
Cash and cash equivalents at beginning of period	2,446	—	772	3,218

Cash and cash equivalents at end of period	$2,688	$—	$610	$3,298

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Revenues
Sales	$827	$—	$927	$(73)	$1,681
Service, outsourcing and rentals	1,020	—	940	(52)	1,908
Finance income	82	—	179	(23)	238
Intercompany revenues	149	—	86	(235)	—

Total Revenues	2,078	—	2,132	(383)	3,827

Cost and Expenses
Cost of sales	577	—	638	(103)	1,112
Cost of service, outsourcing and rentals	574	—	534	(6)	1,102
Equipment financing interest	23	—	89	(23)	89
Intercompany cost of sales	124	—	62	(186)	—
Research and development expenses	173	—	30	(10)	193
Selling, administrative and general expenses	566	—	518	(48)	1,036
Restructuring and asset impairment charges	4	—	2	—	6
Other (income) expenses, net	(13)	(5)	105	—	87

Total Cost and Expenses	2,028	(5)	1,978	(376)	3,625

Income (Loss) from Continuing Operations, before Income Taxes and Equity Income (Loss)	50	5	154	(7)	202
Income taxes	9	2	58	(2)	67
Equity in net income of unconsolidated affiliates	4	—	25	1	30
Equity in net income (loss) of consolidated affiliates	120	(6)	—	(114)	—

Income (Loss) from Continuing Operations	165	(3)	121	(118)	165
Gain on sale of ContentGuard, net of income taxes of $26	83	—	—	—	83

Net Income (Loss)	$248	$(3)	$121	$(118)	$248

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Balance Sheets as of December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total Company
Assets
Cash and cash equivalents	$2,446	$—	$772	$—	$3,218
Accounts receivable, net	358	—	1,718	—	2,076
Billed portion of finance receivables, net	206	—	171	—	377
Finance receivables, net	581	—	2,351	—	2,932
Inventories	669	—	514	(40)	1,143
Other current assets	457	—	672	53	1,182

Total Current Assets	4,717	—	6,198	13	10,928

Finance receivables due after one year, net	1,099	—	4,089	—	5,188
Equipment on operating leases, net	229	—	169	—	398
Land, buildings and equipment, net	979	—	780	—	1,759
Investments in affiliates, at equity	61	—	801	(17)	845
Investments in and advances to consolidated subsidiaries	9,050	(136)	(165)	(8,749)	—
Intangible assets, net	289	—	8	—	297
Goodwill	490	290	1,060	8	1,848
Other long-term assets	1,106	—	2,515	—	3,621

Total Assets	$18,020	$154	$15,455	$(8,745)	$24,884

Liabilities and Equity
Short-term debt and current portion of long-term debt	$5	$—	$3,069	$—	$3,074
Accounts payable	476	—	522	39	1,037
Other current liabilities	1,428	7	760	(6)	2,189

Total Current Liabilities	1,909	7	4,351	33	6,300

Long-term debt	3,632	—	3,418	—	7,050
Intercompany payables, net	1,891	(239)	(1,630)	(22)	—
Liabilities to subsidiary trusts issuing preferred securities	717	—	—	—	717
Other long-term liabilities	2,738	—	961	(15)	3,684

Total Liabilities	10,887	(232)	7,100	(4)	17,751

Series C mandatory convertible preferred stock	889	—	—	—	889
Common shareholders’ equity	6,244	386	8,355	(8,741)	6,244

Total Liabilities and Equity	$18,020	$154	$15,455	$(8,745)	$24,884

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

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

Summary

	Three Months Ended March 31,
(in millions)	2005	2004
Equipment sales	$986	$982
Post sale and other revenue	2,557	2,607
Finance income	228	238

Total Revenues	$3,771	$3,827

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,694	$1,681
Less: Supplies, paper and other sales	(708)	(699)

Equipment sales	$986	$982

Service, outsourcing & rentals	$1,849	$1,908
Add: Supplies, paper and other sales	708	699

Post sale and other revenue	$2,557	$2,607

Total first quarter 2005 revenues of $3.8 billion declined 1 percent from the 2004 first quarter including a 2-percentage point benefit from currency. Equipment sales in the first quarter 2005 were flat from the first quarter 2004 including a 2-percentage point benefit from currency. We continued to see solid growth in lower-end office black and white products, in color and in light production, which was more than offset by declines in other monochrome office and production segments as well as declines in Brazil. 2005 first quarter post sale and other revenue declined 2 percent from the 2004 first quarter including a 2-percentage point currency benefit. The declines from black and white products and Brazil were only partially offset by increases in color products. Finance income declined 4 percent, including a 2-percentage point benefit from currency.

2005 first quarter net income of $210 million or $0.20 per diluted share included an after-tax gain of $58 million ($93 million pre-tax) related to the sale of our entire equity interest in Integic Corporation (“Integic”), offset by after-tax restructuring charges of $55 million ($85 million pre-tax). First quarter 2004 net income of $248 million or $0.25 per diluted share included earnings from continuing operations of $165 million or $0.17 per diluted share and an $83 million after-tax gain ($109 million pre-tax) related to the sale of our controlling interest in ContentGuard Holdings, Inc.

Operations Review

Revenues for the three months ended March 31, 2005 and 2004 were as follows:

(in millions)	Production	Office	DMO	Other	Total
2005
Equipment sales	$280	$549	$117	$40	$986
Post sale and other revenue	704	1,145	293	415	2,557
Finance income	88	135	2	3	228

Total Revenue	$1,072	$1,829	$412	$458	$3,771

2004
Equipment sales	$275	$551	$118	$38	$982
Post sale and other revenue	729	1,169	299	410	2,607
Finance income	90	137	3	8	238

Total Revenue	$1,094	$1,857	$420	$456	$3,827

Equipment sales of $986 million in the first quarter 2005 were flat from $982 million in the first quarter 2004 as growth in office and production color and digital light production products as well as a 2-percentage point benefit from currency were offset by mix in office monochrome to lower-end products. Equipment sales reflect the results of our technology investments and the associated product launches as approximately two-thirds of the first quarter 2005 equipment sales were generated from products launched in the past 24 months as well as the Xerox iGen3. Color equipment sales continued to grow steadily in the first quarter 2005 and represented about 35 percent of total equipment sales.

Production: 2005 first quarter equipment sales grew approximately 2 percent from the first quarter 2004 as install growth in production color of 18 percent and favorable currency were partially offset by declines in production monochrome installs of 9 percent and overall price declines of around 5 percent. Color equipment sales growth reflected strong install growth led by the Xerox DocuColor® 5252 and 8000 series products as well as the Xerox iGen3® Digital Production Press. The Nuvera production system was launched in North America in late first quarter 2005.

Office: 2005 first quarter equipment sales were flat from the first quarter 2004 as install growth and favorable currency were offset by product mix, which reflected an increased proportion of lower-end equipment sales, as well as price declines around 5 percent. We continue to see strong install growth in office black and white, digital copiers and multifunctional devices (17 percent), office color multifunction devices (21 percent) and color printers (180 percent). The WorkCentre C2424 solid ink multifunction device was launched in late first quarter 2005.

DMO: DMO equipment sales consist primarily of low-end office monochrome (“Segment 1&2”) devices and printers. Equipment sales in the first quarter 2005 declined 1 percent, or $1 million, from the first quarter 2004 as growth in Russia and Central and Eastern Europe was more than offset by declines in Brazil.

Post sale and other revenues of $2,557 million declined 2 percent from the first quarter 2004, including a 2-percentage point benefit from currency. Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services. First quarter 2005 supplies, paper and other sales of $708 million (included within post sale and other revenue) grew 1 percent from the first quarter 2004 reflecting an increase in licensing revenues of $26 million, partially offset by declines in paper as well as SOHO supply sales, following our 2001 exit from this business. Service, outsourcing and rental revenue of $1,849 million declined 3 percent from the first quarter 2004 as lower equipment populations and related page volumes more than offset currency benefits.

Production: 2005 first quarter post sale and other revenue declined 3 percent as strong growth in color pages and favorable currency were more than offset by declines in monochrome pages.

Office: 2005 first quarter post sale and other revenue declined 2 percent as revenue declines in older light lens technology of 43 percent were only partially offset by favorable currency and growth in digital monochrome and color printing and multifunction.

DMO: 2005 first quarter post sale and other revenue declined 2 percent primarily reflecting a decline in Brazil’s rental equipment population.

Other: 2005 first quarter post sale and other revenue grew 1 percent from the first quarter 2004 as the increased licensing revenues and favorable currency were only partially offset by declines in SOHO supply sales of $12 million.

Segment Operating Profit

Total segment operating profit was $412 million in the first quarter 2005 compared to $238 million in the first quarter 2004. The 2005 first quarter total segment operating margin of 10.9 percent increased 4.7-percentage points from the 2004 first quarter as increases in Other, primarily due to the sale of Integic, Production, and Office segments more than offset declines in DMO.

Production: Production operating profit was $101 million in the first quarter 2005 compared to $82 million in the first quarter 2004. The 2005 first quarter Production operating margin of 9.4 percent increased 1.9-percentage points from the 2004 first quarter primarily due to increased gross margins. R&D as a percent of revenue decreased year over year as we captured the benefits of our platform strategy to launch new technology. SAG expenses increased slightly as selling expense increases resulting from investments in sales resources were only partially offset by improvements in G&A and bad debts.

Office: Office operating profit was $192 million in the first quarter 2005 compared to $169 million in the first quarter 2004. The 2005 first quarter Office operating margin of 10.5 percent improved 1.4-percentage points from the first quarter 2004 primarily as a result of reductions in G&A expense, improvements in bad debts, and increased gross margins.

DMO: DMO operating profit was $10 million in the first quarter 2005 compared to $19 million in the first quarter 2004. The 2005 first quarter DMO operating margin of 2.4 percent declined 2.1-percentage points from the 2004 first quarter. These declines primarily reflect the unfavorable impact of Brazil results.

Other: First quarter 2005 Other operating profit of $109 million improved $141 million from the first quarter 2004 primarily reflecting the gain on the sale of Integic and significantly lower non-financing interest expense.

In the first quarter 2005, we sold our entire equity interest in Integic resulting in an after-tax gain of approximately $58 million ($93 million pre-tax). Integic is primarily an IT systems integrator with a focus on software solutions for the Federal government and the healthcare industry. The decision to sell is consistent with our strategy to focus our investments in areas related to our document management core business.

Key Ratios and Expenses

	Three months ended March 31,
	2005	2004
	%	%
Gross Margin
Sales	35.9	33.8
Service, outsourcing and rentals	42.4	42.2
Finance income	62.3	62.6
Total	40.7	39.8
R&D % revenue	4.9	5.0
SAG % revenue	26.8	27.1

First quarter 2005 total gross margin of 40.7 percent increased 0.9-percentage points from the first quarter 2004 as productivity and other variances of 3.4-percentage points more than offset the impacts of price declines and mix of 2.5-percentage points. First quarter 2005 sales gross margin increased 2.1-percentage points from the first quarter 2004 as productivity, increased licensing income and other variances of 4.9-percentage points were only partially offset by the impacts of price declines and product mix of 2.8-percentage points. Mix impacts result from a higher proportion of sales of products with lower gross margins. Service outsourcing and rentals margin increased 0.2-percentage points from the first quarter 2004 as cost improvements and other variances of 2.7-percentage points were offset by price declines and mix of 2.5-percentage points.

Research and development (R&D) expense of $183 million was $10 million less than the first quarter 2004, primarily due to R&D efficiencies as we capture benefits from our platform development. We continue to invest in technological development, particularly in color, and believe our R&D spending is at an adequate level to remain technologically competitive. Xerox R&D remains strategically coordinated with Fuji Xerox.

Selling, administrative and general (SAG) expenses of $1,009 million in the 2005 first quarter decreased by $27 million from the first quarter 2004. An increase in selling expense, primarily related to advertising, and adverse currency of $20 million were more than offset by reductions in general and administrative (“G&A”) expense of $26 million and a $25 million reduction in bad debt expense. First quarter 2005 bad debt expense of $19 million reflected continued improvements in collection performance, receivables aging and write-off trends.

In the first quarter 2005, we recorded restructuring charges of $85 million, including $60 million related to the previously disclosed voluntary severance program primarily for U.S. technical services employees. The remainder of the charge relates to various other restructuring initiatives primarily consisting of severance actions in Europe and Latin America. The remaining restructuring reserve balance as of March 31, 2005, for all programs was $163 million, of which approximately $110 million is expected to be spent in 2005.

Worldwide employment of approximately 58,000 at March 31, 2005 declined by approximately 100 from December 31, 2004.

Other (income) expenses, net for the three months ended March 31, 2005 and 2004 were as follows:

(in millions)	2005	2004
Non-financing interest expense	$61	$95
Interest income	(18)	(15)
Gain on sales of businesses and assets	(98)	(14)
Currency losses, net	16	8
Amortization of intangible assets	9	9
All other (income) expenses, net	(2)	4

Total	$(32)	$87

First quarter 2005 non-financing interest expense of $61 million was $34 million lower than the first quarter 2004. $22 million of the decline relates to the conversion of the Xerox Capital Trust II preferred securities into common shares, in December 2004, with the remainder primarily due to lower average debt balances. The conversion of the Xerox Capital Trust II preferred securities did not impact earnings per share (“EPS”) as the reduction in interest expense was offset by the increase in outstanding shares — see Note 12 to the condensed consolidated financial statements included in this Form 10-Q, for the related EPS calculation.

First quarter 2005 interest income increased by $3 million compared to the first quarter 2004, primarily due to higher average cash balances, which were partially offset by the absence of $5 million in interest that was recorded in the first quarter 2004 related to a domestic tax receivable.

Gain on sales of businesses and assets of $98 million in the 2005 first quarter relates primarily to the $93 million gain on the sale of Integic. The first quarter 2004 gain on sales of businesses and assets primarily related to the sale of certain excess land and buildings in Europe and Mexico.

We recorded $16 million of currency losses in the first quarter 2005 compared to $8 million of currency losses in the first quarter 2004. The 2005 losses are primarily related to losses from the mark-to-market of derivatives that are economically hedging the cost of future foreign currency denominated inventory purchases primarily in the United States.

In the first quarter 2005, we recorded income tax expense of $116 million compared with an income tax expense of $67 million in the first quarter 2004. The effective tax rates for the first quarter 2005 and 2004 were 40.1 percent and 33.2 percent, respectively. The difference between the first quarter consolidated effective tax rate of 40.1 percent and the U.S. statutory tax rate is primarily due to unrecognized tax benefits related to losses in certain jurisdictions where we continue to maintain deferred tax asset valuation allowances and the geographical mix of income and the related effective tax rates in those jurisdictions. The difference between the 2004 first quarter effective tax rate and the U.S. statutory tax rate relates to certain state and other net tax benefits. Our effective tax rate will change based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We anticipate that our 2005 annual effective tax rate will approximate 38 percent.

Equity in net income of unconsolidated affiliates of $37 million in the first quarter 2005 increased $7 million from the 2004 first quarter primarily reflecting our 25 percent share of Fuji Xerox’s fourth quarter net income.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the three months ended March 31, 2005 and 2004 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2005	2004
Operating Cash Flows	$337	$243
Investing Cash Flows	93	76
Financing Cash Usage	(324)	(474)
Effect of exchange rate changes on cash and cash equivalents	(26)	(24)

Increase (decrease) in cash and cash equivalents	80	(179)
Cash and cash equivalents at beginning of period	3,218	2,477

Cash and cash equivalents at end of period	$3,298	$2,298

First quarter 2005 cash flows from operating activities were $337 million, an increase of $94 million over the same period in 2004. The increase primarily results from the following: lower restructuring payments of $24 million, higher accounts payable and accrued compensation benefits of $82 million due to the increase in inventory purchases, and higher cash flows on maturing derivative contracts of $96 million. Offsetting these positive items were year over year increases in inventory and on lease equipment of $55 million, to support our new product launches, growth in accounts receivable of $47 million and higher pension contributions of $7 million.

Cash flows from investing activities of $93 million for the first quarter 2005 included proceeds of $96 million from the sale of Integic and a $31 million release from restricted cash principally related to our secured debt arrangements. These proceeds were partially offset by capital expenditures and internal use software spending of $45 million. The first quarter 2004 cash flows of $76 million included proceeds of $67 million from the sale of businesses, primarily ContentGuard, $32 million of proceeds from the sale of certain excess land and buildings and a $33 million reduction in restricted cash balances principally related to our secured debt arrangement. These proceeds were partially offset by capital expenditures and internal use software spending of $56 million during the first quarter 2004.

Cash usage from financing activities for the first quarter 2005 consisted of scheduled payments on term and other debt of $112 million, net payments on secured borrowings with GE and other secured debt providers of $221 million and dividends on our Series C preferred stock of $14 million, partially offset by proceeds from stock option exercises of $14 million. Cash usage from financing activities for the first quarter 2004 consisted of scheduled payments on term and other debt of $409 million, net payments on secured borrowings of $69 million and $25 million of dividends on our Series B and C preferred stock, partially offset by proceeds from stock option exercises of $29 million.

During the quarter ended March 31, 2005, we originated loans, secured by finance receivables, generating cash proceeds of $247 million and repaid loans, secured by finance receivables, of $468 million. As of March 31, 2005, 57 percent of total finance receivables were encumbered as compared to 59 percent at December 31, 2004. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2005. Further, we intend to reduce our overall debt and the proportion of secured debt in our capital structure. The following table compares finance receivables to financing-related debt as of March 31, 2005:

	Finance Receivables, Net	Secured Debt
(in millions)
Finance Receivables Encumbered by Loans (1) :
GE secured loans:
GE Loans—U.S.	$2,552	$2,354
GE Loans—Canada	415	344
GE Loans—U.K.	725	678

Total GE encumbered finance receivables, net	3,692	3,376
Merrill Lynch Loan—France	384	320
Asset-Backed Loan—France	168	92
DLL-Netherlands, Spain and Belgium	429	371

Total encumbered finance receivables, net	$4,673	$4,159

Unencumbered finance receivables, net	$3,487

Total Finance Receivables, net (2)	$8,160

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) Billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of March 31, 2005.

In addition to the above, as of March 31, 2005, approximately $190 million of debt was secured by $325 million of accounts receivable under a three-year $400 million revolving credit facility with GE. This arrangement is being accounted for as a secured borrowing in our Condensed Consolidated Balance Sheets.

As of March 31, 2005, debt secured by finance receivables represented approximately 43 percent of total debt. Our debt maturities for the remainder of 2005 and 2006 by quarter, 2007, 2008 and 2009 by year and thereafter are as follows:

	2005	2006	2007	2008	2009	Thereafter
(in millions)
First Quarter		$273
Second Quarter	$1,547	638
Third Quarter	480	232
Fourth Quarter	427	225

Full Year	$2,454	$1,368	$1,108	$1,019	$943	$2,731

Of the debt maturities shown in the table above, the amount that relates to debt secured by finance receivables for the years 2005, 2006, 2007, 2008, 2009 and thereafter are as follows: $1,410 million, $1,328 million, $602 million, $659 million, $28 million and $132 million, respectively.

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

Our current credit ratings as of April 27, 2005 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1), (2)	Ba2	Stable	The Moody’s rating was upgraded from B1 in August 2004.
S&P (3), (4)	BB-	Positive	The S&P rating on Senior Secured Debt is BB-. The outlook was upgraded to positive in April 2005.
Fitch	BB	Positive	The Fitch rating was upgraded to positive outlook in February 2005.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating. This rating was affirmed in August 2004.
(2)	In August 2004, Moody’s upgraded the long-term senior unsecured debt rating of Xerox from B1 to Ba2, a two notch upgrade. The corporate rating was upgraded to Ba1 and the outlook is stable.
(3)	In April 2005, S&P launched a short-term speculative-grade rating scale and assigned to Xerox a first time B-1 rating.
(4)	In April 2005, S&P upgraded the long-term senior unsecured debt rating of Xerox from B+ to BB-, a one notch upgrade. The corporate rating was affirmed as BB-.

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these and other rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment until our ratings have been restored.

Summary—Financial Flexibility and Liquidity:

With $3.3 billion of cash and cash equivalents on hand at March 31, 2005, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our secured funding programs, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. As of March 31, 2005, we have an active shelf registration statement with $1.75 billion of capacity that enables us to access the market on an opportunistic basis and offer both debt and equity securities.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment under SFAS No. 133. However, certain of these instruments do not qualify for hedge accounting treatment and, accordingly, our results of operations are exposed to some level of volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate market during the period.

We enter into limited types of derivative contracts, including interest rate and cross currency interest rate swap agreements, and interest rate collars to manage interest rate exposures; foreign currency spot, forward, swap and option contracts to manage foreign currency exposures. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk not recognized in our financial statements. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is a significant risk of loss in the event of non-performance by derivative counterparties because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Some of our derivative and other material contracts at March 31, 2005 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 39 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

(b) Changes in Internal Controls

During our 2005 first fiscal quarter, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

The information set forth under Note 10 contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on January 14, 2005, Registrant issued 32,478 deferred stock units (“DSUs”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Hilmar Kopper, Ralph S. Larsen, N. J. Nicholas, Jr., John E. Pepper, Ann N. Reese and Stephen Robert.

(c)	The DSUs were issued at a deemed purchase price of $16.09 per DSU (aggregate price $522,571), based upon the market value on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6 Exhibits

Exhibit 3(a)  Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(b)  By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10(d)(1) Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

Incorporated by reference to Exhibit (VI) to Registrant’s 2004 Proxy Statement filed on April 2, 2004.

(2) Form of Agreement

(3) Form of Grant Summary

(4) Form of DSU Deferral

Exhibit 12  Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31(a)  Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

                 (b)  Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32  Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

Date: May 2, 2005	By:	/s/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBITS

Exhibit 3(a)  Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(b)  By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10(d)(1)  Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

Incorporated by reference to Exhibit (VI) to Registrant’s 2004 Proxy Statement filed on April 2, 2004.

(2) Form of Agreement

(3) Form of Grant Summary

(4) Form of DSU Deferral

Exhibit 12  Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31(a)  Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

                 (b)  Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32  Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.