Form 10-Q
period 2005-06-30
XEROX CORP
filed 2005-07-29
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock, $1 par value	959,476,802 shares

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to, the following:

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

New Products/Research and Development—The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns. We also must ensure that all of our products comply with existing and newly enacted applicable regulatory requirements in the countries in which they are sold, particularly European Union environmental directives. If we fail to accurately anticipate and meet our customers’ needs through the development of new products or if our new products are not widely accepted or if our current or future products fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.

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

Customer Financing Activities—The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. Our access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until our credit ratings have been restored to investment grade. We are currently funding our customer financing activity through third-party funding arrangements, including several with General Electric (“GE”) and Merrill Lynch, cash generated from operations, cash on hand, capital markets offerings, securitizations and secured borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost, whether through third party funding arrangements (including securitizations and secured borrowings) or directly in the public debt markets. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

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

Compliance with Environmental Regulations —Our operations are subject to environmental regulations in each of the jurisdictions in which we conduct our business. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. The European Union Directive known as the Restriction on the Use of Hazardous Substances (RoHS), for example, requires the removal of lead, cadmium and certain other substances from product designs put on the market in the European Union beginning in July, 2006. We are currently evaluating the impact of the RoHS directive on our product line. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prevented from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, we could also face substantial costs and liabilities in connection with product take-back legislation. Beginning in August 2005, we will be subject to the European Union Directive on Waste Electrical and Electronic Equipment (WEEE) as enacted by individual European Union countries (“WEEE Legislation”), which will make producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. We are currently evaluating the impact of the WEEE Legislation. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner, it could materially adversely affect our results of operations and financial condition.

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

International Operations—Approximately half of our revenue is generated from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements and local tax issues. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of these derivative contracts tends to mitigate volatility in our results of operations, but does not completely eliminate the volatility. We do not, however, hedge the translation effect of international revenues and expenses which are denominated in currencies other than our U.S. parent functional currency.

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

Debt—We have and will continue to have a substantial amount of debt and other obligations, primarily to support our customer financing activities. As of June 30, 2005, we had $8.2 billion of total debt ($3.7 billion of which is secured by finance receivables) and $736 million of liabilities to trusts issuing preferred securities. Cash and cash equivalents and short-term investments balances were $2.1 billion at June 30, 2005. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—Our liquidity is a function of our ability to successfully generate cash flow from an appropriate combination of efficient operations and improvements therein, funding from third parties, access to capital markets, securitizations and secured borrowings for our finance receivables portfolios. With $2.1 billion of cash and cash equivalents, including short-term investments, as of June 30, 2005, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our customer financing arrangements, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for a series of monthly secured loans up to $5 billion outstanding at any time. As of June 30, 2005, $2.1 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At June 30, 2005, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Litigation—We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee

Retirement Income Security Act (“ERISA”), as discussed in Note 13 to the Condensed Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with legal counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

XEROX CORPORATION

Form 10-Q

June 30, 2005

Page
Part I—Financial Information
Item 1. Financial Statements (Unaudited)	8
Condensed Consolidated Statements of Income	8
Condensed Consolidated Balance Sheets	9
Condensed Consolidated Statements of Cash Flows	10
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Capital Resources and Liquidity	48
Financial Risk Management	51
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	51
Part II—Other Information
Item 1. Legal Proceedings	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 4. Submission of Matters to a Vote of Security Holders	53
Item 6. Exhibits	54
Signatures	55
Exhibit Index	56

Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

By-Laws of Registrant, as amended through December 10, 2003.
Form of Amendment to Agreements under 1991 Long-Term Incentive Plan.
Form of Amendment to Agreements under 2004 Performance Incentive Plan.
Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the Web site is not incorporated by reference into this Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions, except per-share data)
Revenues
Sales	$1,827	$1,759	$3,521	$3,440
Service, outsourcing and rentals	1,874	1,860	3,723	3,768
Finance income	220	234	448	472

Total Revenues	3,921	3,853	7,692	7,680

Costs and Expenses
Cost of sales	1,221	1,123	2,307	2,235
Cost of service, outsourcing and rentals	1,086	1,052	2,151	2,154
Equipment financing interest	83	86	169	175
Research and development expenses	188	187	371	380
Selling, administrative and general expenses	1,046	1,050	2,055	2,086
Restructuring and asset impairment charges	194	33	279	39
Other (income) expenses, net	(14)	50	(46)	137

Total Costs and Expenses	3,804	3,581	7,286	7,206

Income from Continuing Operations before Income Taxes, Equity Income and Discontinued Operations	117	272	406	474
Income tax (benefits) expenses	(233)	91	(117)	158
Equity in net income of unconsolidated affiliates	20	27	57	57

Income from Continuing Operations, before Discontinued Operations	370	208	580	373
Income from Discontinued Operations, net of tax	53	—	53	83

Net Income	$423	$208	$633	$456
Less: Preferred stock dividends, net	(15)	(21)	(29)	(45)

Income Available to Common Shareholders	$408	$187	$604	$411

Basic Earnings per Share
Earnings from Continuing Operations	$0.37	$0.23	$0.57	$0.41
Earnings from Discontinued Operations	0.06	—	0.06	0.10

Basic Earnings per Share	$0.43	$0.23	$0.63	$0.51

Diluted Earnings per Share
Earnings from Continuing Operations	$0.35	$0.21	$0.55	$0.38
Earnings from Discontinued Operations	0.05	—	0.05	0.08

Diluted Earnings per Share	$0.40	$0.21	$0.60	$0.46

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2005	December 31, 2004
	(in millions, except share data in thousands)
Assets
Cash and cash equivalents	$1,912	$3,218
Short-term investments	190	—
Accounts receivable, net	2,070	2,076
Billed portion of finance receivables, net	314	377
Finance receivables, net	2,688	2,932
Inventories	1,217	1,143
Other current assets	1,081	1,182

Total Current Assets	9,472	10,928
Finance receivables due after one year, net	4,883	5,188
Equipment on operating leases, net	397	398
Land, buildings and equipment, net	1,658	1,759
Investments in affiliates, at equity	800	845
Intangible assets, net	304	297
Goodwill	1,726	1,848
Deferred tax assets, long-term	1,524	1,521
Other long-term assets	1,941	2,100

Total Assets	$22,705	$24,884

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,529	$3,074
Accounts payable	1,111	1,037
Accrued compensation and benefits costs	511	637
Unearned income	191	243
Other current liabilities	1,164	1,309

Total Current Liabilities	4,506	6,300
Long-term debt	6,624	7,050
Liabilities to subsidiary trusts issuing preferred securities	736	717
Pension and other benefit liabilities	1,039	1,189
Post-retirement medical benefits	1,181	1,180
Other long-term liabilities	1,205	1,315

Total Liabilities	15,291	17,751
Series C mandatory convertible preferred stock	889	889
Common stock, including additional paid in capital	4,930	4,881
Retained earnings	2,705	2,101
Accumulated other comprehensive loss	(1,110)	(738)

Total Liabilities and Equity	$22,705	$24,884

Shares of common stock issued and outstanding	959,477	955,997

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net income	$423	$208	$633	$456
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	165	168	324	343
Provisions for receivables and inventory	18	47	45	98
Net gain on sales of businesses and assets	(4)	(40)	(102)	(54)
Distributed (undistributed) equity in net income of unconsolidated affiliates	2	(11)	(33)	(34)
Income from discontinued operations	(53)	—	(53)	(83)
Restructuring and asset impairment charges	194	33	279	39
Cash payments for restructurings	(27)	(44)	(63)	(104)
Contributions to pension benefit plans	(255)	(232)	(279)	(249)
Increase in inventories	(21)	(58)	(137)	(131)
Increase in on-lease equipment	(61)	(62)	(113)	(102)
Decrease in finance receivables	95	120	274	298
(Increase) decrease in accounts receivable and billed portion of finance receivables	(41)	24	(49)	63
Increase (decrease) in accounts payable and accrued compensation	158	70	157	(13)
Net change in income tax assets and liabilities	(346)	2	(273)	22
Net change in derivative assets and liabilities	(24)	2	51	38
Decrease in other current and long-term liabilities	(9)	(2)	(107)	(87)
Other, net	76	31	73	(1)

Net cash provided by operating activities	290	256	627	499

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	6	—	6	—
Purchases of short-term investments	(196)	—	(196)	—
Cost of additions to land, buildings and equipment	(43)	(47)	(76)	(95)
Proceeds from sales of land, buildings and equipment	—	7	2	39
Cost of additions to internal use software	(14)	(12)	(26)	(20)
Proceeds from divestitures and investments, net	—	119	105	186
Net change in escrow and other restricted investments	11	158	42	191
Other	(1)	—	(1)	—

Net cash (used in) provided by investing activities	(237)	225	(144)	301

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	38	693	285	1,197
Debt payments on secured financings	(484)	(404)	(952)	(977)
Net cash payments on debt	(958)	(500)	(1,070)	(909)
Preferred stock dividends	(15)	(30)	(29)	(55)
Proceeds from issuances of common stock	10	18	24	47
Other	(1)	(1)	8	(1)

Net cash used in financing activities	(1,410)	(224)	(1,734)	(698)

Effect of exchange rate changes on cash and cash equivalents	(29)	(13)	(55)	(37)

(Decrease) increase in cash and cash equivalents	(1,386)	244	(1,306)	65
Cash and cash equivalents at beginning of period	3,298	2,298	3,218	2,477

Cash and cash equivalents at end of period	$1,912	$2,542	$1,912	$2,542

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

For convenience and ease of reference, we refer to the financial statement caption “Income from Continuing Operations before Income Taxes and Equity Income as “pre-tax income.”

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

2-Recent Accounting Pronouncements

In June 2005, the FASB issued Staff Position No. FAS 143-1 “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on how to account for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. At this point, the Directive has not yet been adopted into law by the European Union member countries in which we have significant operations. Accordingly, we do not expect to fully apply this guidance until the third quarter of 2005, the expected period of implementation of the WEEE Directive by European Union member countries. We are currently evaluating the effect that the adoption of FSP 143-1 will have on our results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the effect and have not quantified the impact of adopting FIN 47.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets” (“FAS 153”). This statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

3-Stock-Based Compensation

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

During May 2005, the Company approved the accelerated vesting of approximately 3.6 million unvested stock options granted in 2004 to its employees that would have been scheduled to vest on December 31, 2006 or January 1, 2007, to December 31, 2005. These accelerated options had a weighted average exercise price of $13.71. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of FAS 123R, which is effective for our fiscal year beginning January 1, 2006. The acceleration is expected to reduce our pre-tax stock option compensation expense

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

in 2006 by approximately $31 or $0.02 per diluted share and accordingly, increase our 2005 pro-forma expense disclosed below. After the effects of the aforementioned action, the implementation of FAS 123R is expected to be immaterial. In addition, as disclosed in our 2004 Annual Report, in 2005 in lieu of stock options, we began granting time and performance-based restricted stock awards, which are already reflected as compensation expense in our results of operations. Therefore, the acceleration of vesting for substantially all previously awarded stock options effectively completes the transition to the new stock-based award program.

Pending the effective date of FAS 123R, we do not recognize compensation expense relating to employee stock options because the exercise price is equal to the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income and income per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income—as reported	$423	$208	$633	$456
Add: Stock-based employee compensation expense included in reported net income, net of tax	6	3	12	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(18)	(16)	(33)	(33)

Net income—pro forma	$411	$195	$612	$429

Basic EPS—as reported	$0.43	$0.23	$0.63	$0.51
Basic EPS—pro forma	0.41	0.21	0.61	0.48
Diluted EPS—as reported	$0.40	$0.21	$0.60	$0.46
Diluted EPS—pro forma	0.39	0.20	0.58	0.44

As disclosed in our 2004 Annual Report, the pro forma periodic compensation expense amounts are not representative of future amounts, as we began granting employees restricted stock awards with time- and performance-based restrictions in lieu of stock options in 2005.

4-Divestitures and Other

During March 2005, we completed the sale of our entire equity interest in Integic Corporation (“Integic”) for $96 in cash, net of transaction costs. The sale resulted in a pre-tax gain of $93 ($58 after-tax). Prior to this transaction, our investment in Integic was accounted for using the equity method and was included in Investments in affiliates, at equity within our Condensed Consolidated Balance Sheets. The pre-tax gain is classified within Other (income) expenses, net in the accompanying Condensed Consolidated Statements of Income.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

5-Restructuring Programs

The restructuring and asset impairment charges in the Condensed Consolidated Statements of Income totaled $279 and $39 for the six months ended June 30, 2005 and 2004, respectively. Detailed information related to restructuring program activity during the six months ended June 30, 2005 is outlined below.

Restructuring Activity	Ongoing Programs	Legacy Programs (1)	Total
Ending Balance December 31, 2004	$93	$24	$117
Provision	282	—	282
Reversals of prior accruals	(3)	(4)	(7)
Charges against reserve and currency	(64)	(6)	(70)

Ending Balance June 30, 2005	$308	$14	$322

(1)	Legacy Programs include the Turnaround, SOHO and 1998/2000 Programs, which are fully described in our 2004 Annual Report.

Reconciliation to Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Restructuring provision	$197	$36	$282	$47
Restructuring reversal	(5)	(3)	(7)	(8)
Asset impairment charges	2	—	4	—

Restructuring and asset impairment charges	$194	$33	$279	$39

Reconciliation to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Charges to reserve, all programs	$(33)	$(47)	$(70)	$(114)
Pension curtailment, special termination benefits and settlements	—	1	—	7
Effects of foreign currency and other non-cash	6	2	7	3

Cash payments for restructurings	$(27)	$(44)	$(63)	$(104)

Beginning in the fourth quarter of 2002, we began a series of restructuring initiatives designed to continue to achieve the cost savings resulting from realized productivity improvements. These initiatives included downsizing our employee base and the outsourcing of certain internal functions. The initiatives primarily include severance actions and impact all geographies and segments. As disclosed in our 2004 Annual Report, in those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, we recognize severance costs when they are determined to be both probable and reasonably estimable. Otherwise, we accrue severance costs when incurred. During 2005, we provided an additional $283 for ongoing restructuring programs, including net reversals of $3 related to changes

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

in estimates in severance costs from previously recorded actions. The additional provision consisted of $269 in severance and related costs, primarily related to initiatives that are expected to result in the elimination of approximately 2,800 positions in North America, Latin America and Europe, $10 for lease terminations and $4 for asset impairments. These initiatives are focused on cost reductions in service, manufacturing and back office support operations primarily within the Office and Production segments.

The following tables summarize the total amount of costs expected to be incurred in connection with our ongoing restructuring programs and the cumulative amount incurred as of June 30, 2005:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2004	Net amount incurred for the six months ended June 30, 2005	Cumulative amount incurred as of June 30, 2005	Total expected to be incurred *
Production	$255	$124	$379	$381
Office	198	135	333	336
DMO	97	12	109	109
Other	122	12	134	137

Total Provisions	$672	$283	$955	$963

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2004	Amount incurred for the six months ended June 30, 2005	Cumulative amount incurred as of June 30, 2005	Total expected to be incurred *
Severance and related costs	$567	$269	$836	$843
Lease cancellation and other costs	59	10	69	70
Asset impairments	46	4	50	50

Total provisions	$672	$283	$955	$963

*	The total amount of $963 represents the cumulative amount incurred through June 30, 2005 plus additional expected restructuring charges of $8 related to initiatives identified to date and expected interest accretion on the reserve, that have not yet been recognized in the Condensed Consolidated Financial Statements. In addition, restructuring charges of approximately $100 are expected to be recognized in the second half of the year for initiatives that at this stage have not yet been finalized by management.

6-Short-term investments

As of June 30, 2005, we held $190 in marketable securities that are classified within Short-term investments in our Condensed Consolidated Balance Sheets. These securities are considered available-for-sale and are carried at estimated fair value based on quoted market prices. Unrealized gains and losses, net of taxes, are recorded within Accumulated other comprehensive loss, a component of Common shareholders’ equity (See Note 8). The cost of securities sold is based on the specific identification method. Proceeds from sales of Short-term investments during the three and six month periods ended June 30, 2005 were $6. No gains or losses were realized on these sales.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

The following table summarizes the amortized costs and estimated fair market values of our Short-term investments as of June 30, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$84	$—	$—	$84
Auction rate municipal bonds	58	—	—	58
US government agency securities	13	—	—	13
Auction rate preferred securities	35	—	—	35

Total	$190	$—	$—	$190

The contractual maturities of the available-for-sale debt securities at June 30, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations. These securities are classified within current assets because they are highly liquid, traded in active markets and are available for use, if needed, for current operations.

Estimated Fair Value
Debt Securities:
Due in 1 year or less	$41
Due after 1 year through 5 years	56
Due after 5 years through 10 years	—
Due after 10 years	58

Total debt securities	$155

Auction rate preferred securities	35

Total Short-term investments	$190

On an ongoing basis, we evaluate our investments to determine if a decline in fair value is other-than-temporary. In this determination, we consider the duration that, and extent to which, market value is below original cost, our intent and ability to hold to recovery and the financial health of the issuer. During the second quarter of 2005, there were no other-than-temporary declines in the market values of our Short-term investments. In the event a decline in fair value is determined to be other than temporary, an impairment charge would be recorded within Other (income) expenses, net and a new cost basis in the investment would be established.

7-Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Finished goods	$949	$895
Work-in-process	73	65
Raw materials	195	183

Total Inventories	$1,217	$1,143

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

8-Common Shareholders’ Equity

Common shareholders’ equity consisted of:

	June 30, 2005	December 31, 2004
Common stock	$959	$956
Additional paid-in-capital	3,971	3,925
Retained earnings	2,705	2,101
Accumulated other comprehensive loss (1)	(1,110)	(738)

Total Common shareholders’ equity	$6,525	$6,244

(1)	Accumulated other comprehensive loss at June 30, 2005 is composed of cumulative translation adjustments of $(910), a minimum pension liability of $(199) and unrealized losses on securities of $(1).

Comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$423	$208	$633	$456
Translation adjustments	(196)	(80)	(386)	(96)
Unrealized (losses) gains on securities, net of tax	—	—	(2)	1
Realized losses on securities, net of tax	—	(18)	—	(18)
Adjustment for minimum pension liability, net of tax (1)	7	—	19	31
Cash flow hedge adjustments, net of tax	(5)	10	(3)	9

Comprehensive income	$229	$120	$261	$383

(1)	The change of $19 in the minimum pension liability since December 31, 2004 includes $5 relating to our portion of a minimum pension liability reduction that was recorded by Fuji Xerox during the period and a $14 benefit from currency.

9-Interest Expense and Income

Interest expense and interest income for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest expense (1)	$145	$170	$292	$354
Interest income (2)	308	263	554	516

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other (income) expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other (income) expenses, net in the Condensed Consolidated Statements of Income.

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

10-Income from Discontinued Operations

Income from discontinued operations, net of tax, for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Insurance Group Operations tax benefits	$53	$—	$53	$—
Gain on sale of ContentGuard, net of income taxes of $26	—	—	—	83

Total	$53	$—	$53	$83

As disclosed in Note 13 – Contingencies, in June 2005 we received notice that our 1996-1998 Internal Revenue Service (“IRS”) audit has been finalized. As a result, during the second quarter of 2005 we recorded an income tax benefit of $53 for the favorable resolution of certain tax matters from that audit associated with our discontinued operations.

In the first quarter 2004, we sold all but 2 percent of our 75 percent ownership interest in ContentGuard Inc, (“ContentGuard”) to Microsoft Corporation and Time Warner Inc for $66 cash. The sale resulted in an after-tax gain of approximately $83 ($109 pre-tax) and reflects our recognition of cumulative operating losses. The revenues, operating results and net assets of ContentGuard were immaterial for all relevant periods presented. ContentGuard, which was originally created out of research developed at the Xerox Palo Alto Research Center (PARC), licenses intellectual property and technologies related to digital rights management.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

11-Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. The Production and Office segments are centered around strategic product groups which share common technology, manufacturing and product platforms, as well as classes of customers. During the 2005 first quarter, we implemented a new financial reporting system which has enabled greater efficiencies in financial reporting and provides enhanced analytical capabilities including activity-based cost analysis on shared services and internal cost allocations. As a result of the implementation, changes in the allocation of certain segment costs and expenses were made. These changes included a reallocation of costs associated with corporate and certain shared service functions. These changes did not involve a change in the composition of our reportable segments and did not impact segment revenue in 2004. We have reclassified prior-period amounts to conform to the current period’s presentation. The following table illustrates the impact of these changes on quarterly segment operating profit for 2004:

	Three Months Ended
Operating Profit	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Production	$4	$32	$47	$40	$123
Office	8	(12)	—	(15)	(19)
DMO	(3)	(2)	(2)	(1)	(8)
Other	(9)	(18)	(45)	(24)	(96)

Total	$—	$—	$—	$—	$—

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Operating segment revenues and profitability for the three months ended June 30, 2005 and 2004 was as follows:

	Production	Office	DMO	Other	Total
2005
Total segment revenues	$1,125	$1,914	$440	$442	$3,921

Segment profit	$79	$173	$19	$66	$337

2004
Total segment revenues	$1,122	$1,869	$417	$445	$3,853

Segment profit	$122	$187	$6	$17	$332

Operating segment revenues and profitability for the six months ended June 30, 2005 and 2004 was as follows:

	Production	Office	DMO	Other	Total
2005
Total segment revenues	$2,197	$3,743	$852	$900	$7,692

Segment profit	$180	$365	$29	$175	$749

2004
Total segment revenues	$2,216	$3,726	$837	$901	$7,680

Segment profit	$204	$356	$25	$(15)	$570

The following is a reconciliation to pre-tax income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total segment profit	$337	$332	$749	$570
Reconciling items:
Restructuring and asset impairment charges	(194)	(33)	(279)	(39)
Other expenses	(6)	—	(7)	—
Equity in net income of unconsolidated affiliates	(20)	(27)	(57)	(57)

Pre-tax income	$117	$272	$406	$474

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

12-Investment in Fuji Xerox

Our equity in net income of our unconsolidated affiliates for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Fuji Xerox	$18	$22	$53	$48
Other investments	2	5	4	9

Total	$20	$27	$57	$57

Unaudited condensed financial data of Fuji Xerox for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Summary of Operations
Revenues	$2,462	$2,195	$5,193	$4,778
Cost and Expenses	2,305	2,072	4,842	4,475
Income before income taxes	157	123	351	303
Income taxes	66	45	123	120
Minorities’ interests	4	4	7	9

Net income	$87	$74	$221	$174

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25 percent ownership interest.

13-Contingencies

Guarantees, Indemnifications and Warranty Liabilities

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Product Warranty Liabilities

In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our lower-end products in the Office segment, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. The following table summarizes product warranty activity for the six months ended June 30, 2005 and 2004:

	2005	2004
Balance as of January 1	$23	$19
Provisions	24	24
Payments and adjustments	(23)	(21)

Balance as of June 30	$24	$22

Tax related contingencies:

Brazil Tax Contingencies: At June 30, 2005, our Brazilian operations had received assessments levied against it for indirect and other taxes which, inclusive of interest, were approximately $689. The change since the December 31, 2004 disclosed amount of $559 is primarily due to indexation and interest, additional assessments and currency. The assessments principally relate to the internal transfer of inventory. We are disputing these assessments and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these assessments will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, we may be required to make escrow cash deposits of up to half of the total amount in dispute. Generally, any such amounts would be refundable to the extent the matter is resolved in our favor.

IRS Audit Resolution: During June 2005, we received notice that our 1996-1998 IRS audit had been finalized. As a result, we recorded an aggregate second quarter 2005 net income benefit of $343. $260 of this benefit, which includes an after-tax benefit of $33 for interest ($54 pre-tax benefit), is the result of a previously disclosed 2002 change in tax law that allowed us to recognize a benefit for capital losses associated with the disposition of our insurance group operations. As disclosed in our 2004 Annual Report, the capital losses from the sale of our insurance group operations were disallowed under the tax law existing at the time of those dispositions. As a result of IRS regulations issued in 2002, some portion of the losses could be claimed, subject to certain limitations. We filed amended tax returns for the period 1995 through 1998, reporting $1.2 billion of additional capital losses. The claim of additional losses and related tax benefits required review by the U.S. Joint Committee on Taxation, which was completed on June 27, 2005. We had not previously recognized any tax benefit associated with these losses pending the finalization of the 1996 – 1998 IRS audit. The benefit will not result in a significant cash refund, but will increase tax credit carryforwards and reduce taxes otherwise potentially due. While these benefits originated from our discontinued operations, tax accounting rules require the classification of benefits resulting from a change in tax law to be classified within the continuing operations tax provision.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

The $343 benefit also includes after-tax benefits of $83 related to the favorable resolution of certain other tax matters. Of this amount, $53 is related to our discontinued operations and is reported within Income from discontinued operations in the Condensed Consolidated Statements of Income (See Note 10-Income from discontinued operations).

The following is a summary of the aggregate benefit recorded and where classified in the Condensed Consolidated Statements of Income for the three months ended June 30, 2005:

	Tax Law Change	Resolution of Tax Matters	Aggregate Benefits
Other (income) expenses, net	$(54)	$(3)	$(57)
Income tax (benefits) expenses	(206)	(27)	(233)
Income from discontinued operations, net of tax	—	(53)	(53)

Net income	$(260)	$(83)	$(343)

General Tax Contingencies: We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may record incremental tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the probable outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results.

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

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. Xerox and the individual defendants filed their opposition to that motion on June 28, 2005. The motion has not yet been fully briefed or argued before the court. On or about November 8, 2004, the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164 (“IBEW”) filed a motion to intervene as a named plaintiff and class representative. That motion has been fully briefed, but has not been argued before the court. The court has not issued a ruling. Separately, on June 8, 2005, IBEW and Robert W. Roten moved to substitute as lead plaintiffs and proposed class representatives. That motion has been fully briefed, but has not been argued before the court. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. The defendants’ motion to dismiss the second consolidated amended complaint was denied, as moot. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of an expanded class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; the other alleging that the individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

expenses, including counsel fees and expert fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss the complaint. On July 13, 2005, the court denied the motion. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Florida State Board of Administration, et al. v. Xerox Corporation, et al.: A securities law action brought by four institutional investors, namely the Florida State Board of Administration, the Teachers’ Retirement System of Louisiana, Franklin Mutual Advisers and PPM America, Inc., is pending in the United States District Court for the District of Connecticut against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler and KPMG. The plaintiffs bring this action individually on their own behalves. In an amended complaint filed on October 3, 2002, one or more of the plaintiffs allege that each of the Company, the individual defendants and KPMG violated Sections 10(b) and 18 of the 1934 Act, SEC Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. ss. 517.301, and the Louisiana Securities Act, R.S. 51:712(A). The plaintiffs further claim that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 1934 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s financial condition and accounting and reporting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants, at various times from 1997 through 2000 they bought shares of the Company’s common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses in excess of $200. The plaintiffs further contend that the alleged fraudulent scheme prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was false and misleading. The plaintiffs seek, among other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys’ and experts’ fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss all claims in the complaint that are in common with the claims in the Carlson action. On July 13, 2005, the court denied the motion. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Digwamaje et al. v. IBM et al: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the First Amended Complaint on the Company was deemed effective as of December 6, 2002. On March 19, 2003, Plaintiffs filed a Second Amended Complaint that eliminated a number of corporate defendants but was otherwise identical in all material respects to the First Amended Complaint. The defendants include Xerox and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. The foregoing damages are being sought from all defendants, jointly and severally. Xerox filed a motion to dismiss the Second Amended Complaint. Oral argument of the motion was heard on November 6, 2003. By Memorandum Opinion and Order filed November 29, 2004, the court granted the motion to dismiss. A clerk’s judgment of dismissal was filed on November 30, 2004. On December 27, 2004, the Company received a notice of appeal dated December 24, 2004. On February 16, 2005, the parties filed a stipulation withdrawing the December 24, 2004 appeal on the ground that the November 30, 2004 judgment of dismissal was not appealable. On March 28, 2005, Plaintiffs submitted a letter requesting permission to file a motion for leave to file an amended and consolidated complaint. By Summary Order filed April 6, 2005, the Court denied the request. In a second Summary Order filed the same day, the Court amended its November 29, 2004, Opinion and Order, which dismissed the action, so as to render the Opinion and Order appealable and plaintiffs filed a new appeal on May 3, 2005. Xerox denies any wrongdoing and is vigorously defending the action. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: A dispute between MPI Technologies, Inc. (“MPI”) and the Company and Xerox Canada Ltd. (“XCL”) is being arbitrated in Ontario, Canada. The dispute arose under a license agreement (“Agreement”) made as of March 15, 1994 between MPI and XCL. Subsequently, the Company became MPI’s primary interface for the Agreement and the

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

activities thereunder. Following amended pleadings and MPI’s release of certain claims previously asserted, MPI seeks in its pleadings damages of $58 for royalties owed under the Agreement, $36 for equitable royalties, $35 for breach of fiduciary duty or breach of confidence, $35 in punitive damages and $4 in damages plus disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. The Company and XCL have asserted a counterclaim against MPI for overpayment of royalties and breach of contract. In November 2004, MPI’s motion to amend its claim to add its parent, MPI Tech S.A., as a claimant was granted and the motion of the Company and XCL to dismiss MPI’s copyright claim was denied. The hearing of the arbitration commenced on January 18, 2005. Closing submissions concluded on April 28, 2005. While the arbitration agreement provided for a decision of the arbitration panel within 90 days following completion of the hearing, the parties have agreed that the arbitration panel may have additional time if necessary. The Company and XCL deny any wrongdoing, deny that any damages are owed and have vigorously defended the action. It is not possible to estimate the amount of loss or the range of possible loss that might result from an adverse ruling or a settlement of this matter.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claims that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for up to $135 coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. However, $10 of the entire amount may be unavailable due to the liquidation of one of the other insurers. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. On December 19, 2003, the Company and individual defendants moved to dismiss the complaint. On November 10, 2004, the Court issued an opinion partially granting and partially denying the motions. Among other things, the Court granted the motions to dismiss all of the claims for rescission and denied plaintiff’s request to replead. The Court denied the Company’s and some of the individual defendants’ motions to dismiss certain claims that seek to limit coverage based on particular provisions in the policy and that at least in part related to settlement with the SEC. Plaintiff filed notices of appeal on January 10, 2005 and February 11, 2005. The appeal is fully briefed. Oral argument before the Appellate Division has not been scheduled. Separately, on February 22, 2005, the defendants filed a motion seeking dismissal of any remaining claims in light of Xerox’s representation that it will not seek coverage from plaintiff for settlement payments to the SEC. By order dated July 12, 2005, the court denied the motion. The Company and the individual defendants deny any wrongdoing and are vigorously defending the action.

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

Compression Labs, Inc. v. Agfa et al. (including Xerox Corporation): In April 2004, Compression Labs, Incorporated (CLI) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division against Xerox, along with 27 other companies, seeking unspecified damages for patent infringement, injunction and other ancillary relief. According to CLI, the patent covers an aspect of a standard for compressing full-color or gray-scale still images (JPEG). In July 2004, along with several of the other defendants in the above named action, we filed a complaint against CLI in Federal Court in Delaware, requesting a declaratory judgment of non-infringement and invalidity; a finding of an implied license to use the patent; a finding that CLI is estopped from enforcing the patent; damages and relief under state law for deceptive trade practices, unfair competition, fraud, negligent misrepresentation, equitable estoppel and patent misuse; and relief under federal anti-trust laws for CLI’s violation of Section 2 of the Sherman Act. On February 16, 2005, the U.S. Multi-District Litigation Panel ordered the subject lawsuit (along with all related lawsuits) be transferred from the District Court of the Eastern District of Texas to the District Court for the Northern District of California. All pre-trial proceedings will occur in the Northern District of California and the lawsuit will, if necessary, be transferred back to the Eastern District of Texas for trial. Discovery for all related cases will continue in the Northern District of California. On May 19, 2005 the judge recused herself from the litigation and the parties are awaiting reassignment of the litigation to another judge. It is expected that the litigation will remain in the Northern District of California. We deny any wrongdoing and are vigorously defending this action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Derivative Litigation Brought on Behalf of the Company:

In re Xerox Derivative Actions: A consolidated putative shareholder derivative action was filed in the Supreme Court of the State of New York, County of New York against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG. The plaintiffs purportedly brought this action in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders. The second consolidated amended complaint alleged that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further alleged that each of the director defendants breached his/her duties of due care and

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The second amended complaint also asserted claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claimed that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox is held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. On December 16, 2002, the Company and the individual defendants answered the complaint. The plaintiffs filed a third consolidated and amended derivative action complaint on July 23, 2003 adding factual allegations relating to subsequent acts and transactions, namely indemnification of six former officers for disgorgements imposed pursuant to their respective settlements with the SEC and related legal fees, and adding a demand for injunctive relief with respect to that indemnification. On September 12, 2003, Xerox and the individuals filed an answer to the third consolidated and amended derivative action complaint. On July 8, 2005, the court entered a stipulated order pursuant to which: (i) the plaintiffs dismissed the action without prejudice and with the right to re-file their claim within the earlier of one year after the date of the stipulation or sixty days after the United States District Court’s decision on the motions to dismiss in the action captioned Carlson v. Xerox Corporation, et al., (ii) the statute of limitations is tolled during that period, and (iii) certain rights and defenses of the parties existing as of the date of dismissal are preserved. The individual defendants deny any wrongdoing.

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Other Litigation:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm, formerly owned by 3Com Corporation, for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” Upon reexamination, the U.S. Patent and Trademark Office confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the District Court found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims, and on October 5, 2000 the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity, thus establishing liability. In January 2003, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals for the Federal Circuit affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and remanded the validity issues to the District Court for further analysis. On December 5, 2003 Palm moved for sanctions, alleging that Xerox withheld production of material information. Xerox has since responded to the motion denying the basis of claims. On December 10, 2003 the District Court heard oral arguments on summary judgment motions from both parties directed solely to the issue of validity. A decision denying Xerox’s motions and granting Palm’s motion of summary judgment for invalidity (“SJ”) was granted on May 21, 2004. In June 2004, Palm filed a motion requesting clarification of the grant of SJ, Xerox has responded to that motion, and also filed a motion to reconsider the SJ. On February 16, 2005, the District Court denied Xerox’s motion to reconsider and granted Palm’s motion to clarify. Pursuant to granting Palm’s motion, the District Court supplemented its decision of May 21, 2004. On June 10, 2005, Xerox filed an appeal brief with the Court of Appeals for the Federal Circuit, seeking reversal of the District Court’s holding of invalidity.

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

14-Employee Benefit Plans

Components of Net Periodic Cost

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$58	$56	$116	$108	$5	$3	$11	$11
Interest cost	125	126	252	240	22	22	45	45
Expected return on plan assets	(134)	(131)	(267)	(246)	—	—	—	—
Recognized net actuarial loss	25	25	50	49	8	6	16	12
Amortization of prior service cost	(1)	(1)	(1)	(1)	(6)	(7)	(12)	(12)
Recognized net transition obligation	—	2	1	3	—	—	—	—
Recognized settlement loss (1)	13	13	35	28	—	—	—	—

Net periodic benefit cost	$86	$90	$186	$181	$29	$24	$60	$56

(1)	Refer to Note 5 for that portion included in restructuring charges for the three and six month periods ended June 30, 2005 and 2004, respectively.

Employer Contributions

We previously disclosed in our 2004 Annual Report that we expected to contribute $114 to our worldwide defined benefit pension plans and $128 to our other post-retirement benefit plans in 2005. As of June 30, 2005, contributions of $279 and $59 were made to our defined benefit pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $66 to our defined benefit pension plans and $54 to our other post-retirement benefit plans in 2005 for a total of $345 for defined benefit plans and $113 for other post-retirement benefit plans. The increase in expected 2005 defined benefit pension plan contributions is primarily due to our election to contribute $230 to our U.S. plans in April 2005 for the purpose of making those plans 100 percent funded on a current liability basis under ERISA funding rules. This $230 contribution was made following a review of the 2005 actuarial valuation results and giving consideration to our liquidity position.

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

15-Earnings per Share:

The following tables summarize basic and diluted income per share for the three and six months ended June 30, 2005 and 2004 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic Earnings per Common Share:
Income from continuing operations	$370	$208	$580	$373
Accrued dividends on:
Series B Convertible Preferred Stock, net	—	(6)	—	(16)
Series C Mandatory Convertible Preferred Stock	(15)	(15)	(29)	(29)

Adjusted income from continuing operations	$355	$187	$551	$328
Income from discontinued operations, net of tax	53	—	53	83

Adjusted net income available to common shareholders	$408	$187	$604	$411

Weighted Average Common Shares Outstanding	960,450	816,947	959,631	808,034
Basic earnings per share
Earnings from continuing operations	$0.37	$0.23	$0.57	$0.41
Earnings from discontinued operations	0.06	—	0.06	0.10

Basic earnings per share	$0.43	$0.23	$0.63	$0.51

Diluted Earnings per Common Share:
Income from continuing operations	$370	$208	$580	$373
ESOP expense adjustment, net	—	(2)	—	(6)
Accrued dividends on Series C Mandatory Convertible Preferred Stock	—	—	—	(29)
Interest on Convertible Securities, net (1)	—	13	1	27

Adjusted income from continuing operations	$370	$219	$581	$365
Income from discontinuing operations, net of tax	53	—	53	83

Adjusted net income available to common shareholders	$423	$219	$634	$448

Weighted Average Common Shares Outstanding	960,450	816,947	959,631	808,034
Common shares issuable with respect to:
Stock options and restricted stock	11,194	15,064	11,687	15,162
Series B Convertible Preferred Stock	—	23,338	—	26,947
Series C Mandatory Convertible Preferred Stock	74,797	74,797	74,797	—
Convertible securities (1)	1,992	115,417	1,992	115,417

Adjusted Weighted Average Shares Outstanding	1,048,433	1,045,563	1,048,107	965,560

Diluted earnings per share
Earnings from continuing operations	$0.35	$0.21	$0.55	$0.38
Earnings from discontinued operations	0.05	—	0.05	0.08

Diluted earnings per share	$0.40	$0.21	$0.60	$0.46

(1)	The 2004 convertible securities amount primarily consisted of the convertible liability to Xerox Capital Trust II which is described in Note 10 to our 2004 financial statements included in the 2004 Annual Report.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

16-Financial Statements of Subsidiary Guarantors

The Senior Notes due 2009, 2010, 2011 and 2013 are jointly and severally guaranteed by Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc. (the “Guarantor Subsidiaries”), each of which is wholly-owned by Xerox Corporation (the “Parent Company”). The following supplemental financial information sets forth, on a condensed consolidating basis, statements of income, the balance sheets and statements of cash flows for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Xerox Corporation and subsidiaries as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004.

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations*	Total Company
Revenues
Sales	$784	$—	$1,043	$—	$1,827
Service, outsourcing and rentals	984	—	941	(51)	1,874
Finance income	76	—	174	(30)	220
Intercompany revenues	305	—	73	(378)	—

Total Revenues	2,149	—	2,231	(459)	3,921

Cost and Expenses
Cost of sales	538	—	728	(45)	1,221
Cost of service, outsourcing and rentals	570	—	517	(1)	1,086
Equipment financing interest	39	—	74	(30)	83
Intercompany cost of sales	267	—	57	(324)	—
Research and development expenses	175	—	23	(10)	188
Selling, administrative and general expenses	569	—	529	(52)	1,046
Restructuring and asset impairment charges	35	—	159	—	194
Other (income) expenses, net	(77)	(5)	67	1	(14)

Total Cost and Expenses	2,116	(5)	2,154	(461)	3,804

Income from Continuing Operations, before Income Taxes, Equity Income and Discontinued Operations	33	5	77	2	117
Income tax (benefits) expenses	(227)	2	(8)	—	(233)
Equity in net income (loss) of unconsolidated affiliates	—	—	25	(5)	20
Equity in net income (loss) of consolidated affiliates	110	(5)	(2)	(103)	—

Income from Continuing Operations, before Discontinued Operations	370	(2)	108	(106)	370
Income from Discontinued Operations, net of tax	53	—	—	—	53

Net Income (Loss)	$423	$(2)	$108	$(106)	$423

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations*	Total Company
Revenues
Sales	$1,525	$—	$1,996	$—	$3,521
Service, outsourcing and rentals	1,954	—	1,868	(99)	3,723
Finance income	148	—	359	(59)	448
Intercompany revenues	563	—	146	(709)	—

Total Revenues	4,190	—	4,369	(867)	7,692

Cost and Expenses
Cost of sales	1,027	—	1,361	(81)	2,307
Cost of service, outsourcing and rentals	1,125	—	1,027	(1)	2,151
Equipment financing interest	75	—	153	(59)	169
Intercompany cost of sales	499	—	116	(615)	—
Research and development expenses	345	—	45	(19)	371
Selling, administrative and general expenses	1,111	—	1,043	(99)	2,055
Restructuring and asset impairment charges	96	—	183	—	279
Other (income) expenses, net	(191)	(10)	155	—	(46)

Total Cost and Expenses	4,087	(10)	4,083	(874)	7,286

Income from Continuing Operations, before Income Taxes, Equity Income and Discontinued Operations	103	10	286	7	406
Income tax (benefits) expenses	(183)	4	56	6	(117)
Equity in net income (loss) of unconsolidated affiliates	3	—	58	(4)	57
Equity in net income (loss) of consolidated affiliates	291	(8)	—	(283)	—

Income from Continuing Operations, before Discontinued Operations	580	(2)	288	(286)	580
Income from Discontinued Operations, net of tax	53	—	—	—	53

Net Income (Loss)	$633	$(2)	$288	$(286)	$633

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Balance Sheets as of June 30, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations*	Total Company
Assets
Cash and cash equivalents	$1,265	$—	$647	$—	$1,912
Short-term investments	190	—	—	—	190
Accounts receivable, net	435	—	1,635	—	2,070
Billed portion of finance receivables, net	168	—	146	—	314
Finance receivables, net	772	—	1,916	—	2,688
Inventories	701	—	553	(37)	1,217
Other current assets	449	—	593	39	1,081

Total Current Assets	3,980	—	5,490	2	9,472

Finance receivables due after one year, net	1,390	—	3,493	—	4,883
Equipment on operating leases, net	242	—	155	—	397
Land, buildings and equipment, net	948	—	710	—	1,658
Investments in affiliates, at equity	40	—	778	(18)	800
Investments in and advances to consolidated subsidiaries	8,837	(137)	193	(8,893)	—
Intangible assets, net	296	—	8	—	304
Goodwill	89	290	1,339	8	1,726
Other long-term assets	1,425	—	2,040	—	3,465

Total Assets	$17,247	$153	$14,206	$(8,901)	$22,705

Liabilities and Equity
Short-term debt and current portion of long-term debt	$42	$—	$1,487	$—	$1,529
Accounts payable	551	—	533	27	1,111
Other current liabilities	653	6	1,203	4	1,866

Total Current Liabilities	1,246	6	3,223	31	4,506

Long-term debt	3,573	—	3,051	—	6,624
Intercompany payables, net	1,726	(250)	(1,454)	(22)	—
Liabilities to subsidiary trusts issuing preferred securities	736	—	—	—	736
Other long-term liabilities	2,552	—	888	(15)	3,425

Total Liabilities	9,833	(244)	5,708	(6)	15,291

Series C mandatory convertible preferred stock	889	—	—	—	889
Common shareholders’ equity	6,525	397	8,498	(8,895)	6,525

Total Liabilities and Equity	$17,247	$153	$14,206	$(8,901)	$22,705

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
Net cash (used in) provided by operating activities	$(1,028)	$—	$1,655	$627
Net cash used in investing activities	(144)	—	—	(144)
Net cash used in financing activities	(9)	—	(1,725)	(1,734)
Effect of exchange rate changes on cash and cash equivalents	—	—	(55)	(55)

Decrease in cash and cash equivalents	(1,181)	—	(125)	(1,306)
Cash and cash equivalents at beginning of period	2,446	—	772	3,218

Cash and cash equivalents at end of period	$1,265	$—	$647	$1,912

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations*	Total Company
Revenues
Sales	$785	$—	$974	$—	$1,759
Service, outsourcing and rentals	1,011	—	902	(53)	1,860
Finance income	83	—	175	(24)	234
Intercompany revenues	259	—	97	(356)	—

Total Revenues	2,138	—	2,148	(433)	3,853

Cost and Expenses
Cost of sales	521	—	645	(43)	1,123
Cost of service, outsourcing and rentals	563	—	493	(4)	1,052
Equipment financing interest	28	—	82	(24)	86
Intercompany cost of sales	237	—	84	(321)	—
Research and development expenses	166	—	29	(8)	187
Selling, administrative and general expenses	580	—	521	(51)	1,050
Restructuring and asset impairment charges	19	—	14	—	33
Other (income) expenses, net	(26)	(6)	83	(1)	50

Total Cost and Expenses	2,088	(6)	1,951	(452)	3,581

Income from Continuing Operations, before Income Taxes, Equity Income (Loss) and Discontinued Operations	50	6	197	19	272
Income tax expenses	8	2	60	21	91
Equity in net income of unconsolidated affiliates	4	—	20	3	27
Equity in net income (loss) of consolidated affiliates	162	(8)	—	(154)	—

Income (Loss) from Continuing Operations, before Discontinued Operations	208	(4)	157	(153)	208
Income from Discontinued Operations, net of tax	—	—	—	—	—

Net Income (Loss)	$208	$(4)	$157	$(153)	$208

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations*	Total Company
Revenues
Sales	$1,539	$—	$1,901	$—	$3,440
Service, outsourcing and rentals	2,031	—	1,842	(105)	3,768
Finance income	165	—	349	(42)	472
Intercompany revenues	481	—	183	(664)	—

Total Revenues	4,216	—	4,275	(811)	7,680

Cost and Expenses
Cost of sales	1,025	—	1,283	(73)	2,235
Cost of service, outsourcing and rentals	1,137	—	1,027	(10)	2,154
Equipment financing interest	51	—	166	(42)	175
Intercompany cost of sales	434	—	146	(580)	—
Research and development expenses	339	—	59	(18)	380
Selling, administrative and general expenses	1,146	—	1,039	(99)	2,086
Restructuring and asset impairment charges	23	—	16	—	39
Other (income) expenses, net	(39)	(11)	188	(1)	137

Total Cost and Expenses	4,116	(11)	3,924	(823)	7,206

Income from Continuing Operations, before Income Taxes, Equity Income (Loss) and Discontinued Operations	100	11	351	12	474
Income tax expenses	17	4	118	19	158
Equity in net income of unconsolidated affiliates	8	—	45	4	57
Equity in net income (loss) of consolidated affiliates	282	(14)	—	(268)	—

Income (Loss) from Continuing Operations, before Discontinued Operations	373	(7)	278	(271)	373
Income from Discontinued Operations, net of tax	83	—	—	—	83

Net Income (Loss)	$456	$(7)	$278	$(271)	$456

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Balance Sheets as of December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations*	Total Company
Assets
Cash and cash equivalents	$2,446	$—	$772	$—	$3,218
Short-term investments	—	—	—	—	—
Accounts receivable, net	358	—	1,718	—	2,076
Billed portion of finance receivables, net	206	—	171	—	377
Finance receivables, net	581	—	2,351	—	2,932
Inventories	669	—	514	(40)	1,143
Other current assets	457	—	672	53	1,182

Total Current Assets	4,717	—	6,198	13	10,928

Finance receivables due after one year, net	1,099	—	4,089	—	5,188
Equipment on operating leases, net	229	—	169	—	398
Land, buildings and equipment, net	979	—	780	—	1,759
Investments in affiliates, at equity	61	—	801	(17)	845
Investments in and advances to consolidated subsidiaries	9,050	(136)	(165)	(8,749)	—
Intangible assets, net	289	—	8	—	297
Goodwill	490	290	1,060	8	1,848
Other long-term assets	1,106	—	2,515	—	3,621

Total Assets	$18,020	$154	$15,455	$(8,745)	$24,884

Liabilities and Equity
Short-term debt and current portion of long-term debt	$5	$—	$3,069	$—	$3,074
Accounts payable	476	—	522	39	1,037
Other current liabilities **	858	7	1,330	(6)	2,189

Total Current Liabilities	1,339	7	4,921	33	6,300

Long-term debt	3,632	—	3,418	—	7,050
Intercompany payables, net **	2,461	(239)	(2,200)	(22)	—
Liabilities to subsidiary trusts issuing preferred securities	717	—	—	—	717
Other long-term liabilities	2,738	—	961	(15)	3,684

Total Liabilities	10,887	(232)	7,100	(4)	17,751

Series C mandatory convertible preferred stock	889	—	—	—	889
Common shareholders’ equity	6,244	386	8,355	(8,741)	6,244

Total Liabilities and Equity	$18,020	$154	$15,455	$(8,745)	$24,884

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.
**	Reclassification to prior presentation made to properly reflect the elimination of an intercompany balance within these line items.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
Net cash provided by (used in) operating activities	$651	$—	$(152)	$499
Net cash provided by investing activities	135	—	166	301
Net cash used in financing activities	(398)	—	(300)	(698)
Effect of exchange rate changes on cash and cash equivalents	(2)	—	(35)	(37)

Increase (decrease) in cash and cash equivalents	386	—	(321)	65
Cash and cash equivalents at beginning of period	1,101	—	1,376	2,477

Cash and cash equivalents at end of period	$1,487	$—	$1,055	$2,542

Item 2

XEROX CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we,” “our” or “us” refer to Xerox Corporation and its consolidated subsidiaries.

Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Equipment sales	$1,109	$1,070	$2,095	$2,052
Post sale and other revenue	2,592	2,549	5,149	5,156
Finance income	220	234	448	472

Total Revenues	$3,921	$3,853	$7,692	$7,680

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,827	$1,759	$3,521	$3,440
Less: Supplies, paper and other sales	(718)	(689)	(1,426)	(1,388)

Equipment sales	$1,109	$1,070	$2,095	$2,052

Service, outsourcing and rentals	$1,874	$1,860	$3,723	$3,768
Add: Supplies, paper and other sales	718	689	1,426	1,388

Post sale and other revenue	$2,592	$2,549	$5,149	$5,156

Total second quarter 2005 revenues of $3.9 billion grew 2 percent from the 2004 second quarter including a 2-percentage point benefit from currency. Equipment sales in the second quarter 2005 grew 4 percent from the 2004 second quarter, also including a 2-percentage point benefit from currency. Equipment sales growth reflects strong sales of lower-end office black and white devices, color printers, as well as office and production color systems, which more than offset declines in other monochrome office and production products. Second quarter 2005 post sale and other revenue grew 2 percent from the 2004 second quarter including a 2-percentage point currency benefit. Increased post sale revenues from digital office and production products offset the declines from older technology light lens products. Finance income declined 6 percent, including a 2-percentage point benefit from currency.

Total first half 2005 revenues of $7.7 billion were comparable to the prior year period ending June 30, 2004 and included a 2-percentage point benefit from currency. Equipment sales increased 2 percent reflecting strong sales of lower-end office black and white devices, color printers, as well as office and production color systems, which more than offset declines in other monochrome office and production products. Post sale and other revenues were comparable for the first half of 2005 versus first half of 2004 as increased post sale revenues from digital office and production products and a 2-percentage point benefit from currency offset the declines from older technology light lens products. Finance income declined 5 percent, including a 2-percentage point benefit from currency.

Second quarter 2005 net income of $423 million or $0.40 per diluted share included a $343 million after-tax benefit related to finalization of the 1996-1998 IRS audit, as well as after-tax restructuring charges of $130 million ($194 million pre-tax). 2004 second quarter net income of $208 million or $0.21 per diluted share included an after-tax gain of $30 million ($38 million pre-tax) from the sale of our ownership interest in ScanSoft, Inc. and after-tax restructuring charges of $21 million ($33 million pre-tax).

Net income for the six months ended June 30, 2005 was $633 million or $0.60 per diluted share compared with net income of $456 million or $0.46 per diluted share for the same period in the prior year. Net income for the first half of 2005 included an after-tax gain of $58 million ($93 million pre-tax) related to the sale of our equity interest in Integic Corporation (“Integic”), an after-tax benefit of $343 million related to the finalization of the 1996-1998 IRS audit, and after-tax restructuring charges of $185 million ($279 million pre-tax). Net income for the first half of 2004 included an after-tax gain of $83 million ($109 million pre-tax) related to the sale of all but 2 percent of our 75 percent equity interest in ContentGuard Holdings, Inc. (“ContentGuard”), an after-tax gain of $30 million ($38 million pre-tax) from the ScanSoft sale and after-tax restructuring charges of $25 million ($39 million pre-tax).

Operations Review

Revenues for the three and six months ended June 30, 2005 and 2004 was as follows:

(in millions)	Production	Office	DMO	Other	Total
Three months ended June 30, 2005
Equipment sales	$328	$610	$133	$38	$1,109
Post sale and other revenue	712	1,175	304	401	2,592
Finance income	85	129	3	3	220

Total Revenue	$1,125	$1,914	$440	$442	$3,921

Three months ended June 30, 2004
Equipment sales	$320	$572	$121	$57	$1,070
Post sale and other revenue	711	1,160	293	385	2,549
Finance income	91	137	3	3	234

Total Revenue	$1,122	$1,869	$417	$445	$3,853

(in millions)	Production	Office	DMO	Other	Total
Six months ended June 30, 2005
Equipment sales	$608	$1,159	$250	$78	$2,095
Post sale and other revenue	1,416	2,320	597	816	5,149
Finance income	173	264	5	6	448

Total Revenue	$2,197	$3,743	$852	$900	$7,692

Six months ended June 30, 2004
Equipment sales	$595	$1,123	$239	$95	$2,052
Post sale and other revenue	1,440	2,329	592	795	5,156
Finance income	181	274	6	11	472

Total Revenue	$2,216	$3,726	$837	$901	$7,680

Equipment sales of $1,109 million in the second quarter 2005 increased 4 percent, from the 2004 second quarter reflecting strong sales of lower-end office black and white devices, color printers and office and production color systems, as well as a 2-percentage point benefit from currency. Equipment sales of $2,095 million for the six month period ended June 30, 2005 increased 2 percent from the comparable period in 2004, including a 2-percentage point currency benefit. These increases for both quarterly and six month period changes were partially offset by mix in office monochrome to lower-end products and in production monochrome to light production systems. Equipment sales reflect the results of our technology investments and the associated product launches as approximately two-thirds of the year-to-date 2005 equipment sales were generated from products launched in the past 24 months. Color equipment sales for the three and six months ended June 30, 2005 grew 22 percent and 19 percent, respectively, from the comparable periods in 2004. In addition, color equipment sales for the three and six months ended June 30, 2005, represented 37 percent and 36 percent, respectively, of total equipment sales, as compared to 32 percent and 31 percent, respectively, for comparable periods in 2004.

Production: Production equipment sales for the three and six months ended June 30, 2005 grew 3 percent and 2 percent, respectively, from the comparable periods in 2004 reflecting 18 percent install growth in production color products. Production equipment sales were additionally impacted by increases in production products installs for the three and six months ended June 30, 2005 of 5 percent and 2 percent, respectively, as well as, benefits of 2-percentage points from currency as compared to the prior year periods in 2004. Color equipment sales growth reflected strong installs of the Xerox iGen3® Digital Production Press, DocuColor® 5252 and the Xerox DocuColor® 8000 series products. Monochrome equipment sales revenue declined reflecting a higher proportion of sales in light production and mid-production systems as compared to more higher-end systems sales in 2004.

Office: Office equipment sales for the three and six months ended June 30, 2005 increased 7 percent and 3 percent, respectively, from the comparable periods in 2004 driven by strong install activity including 29 percent and 24 percent growth in black and white digital copiers and multifunction devices, 69 percent and 47 percent growth in office color copiers and multifunction devices, as well as, 155 percent and 166 percent growth in color printers, and favorable currency. Strong activity growth was partially offset by product mix, which reflected an increased proportion of lower-end equipment sales.

DMO: DMO equipment sales consist primarily of Segment 1&2 devices and printers. Equipment sales for the three and six months ended June 30, 2005 increased by $12 million and $11 million, or 10 percent and 5 percent, respectively, from comparable periods in 2004 reflecting strong growth in Eurasia and other Eastern European geographies.

Post sale and other revenues of $2,592 million increased 2 percent from the 2004 second quarter, including a 2-percentage point benefit from currency, as growth in digital products and DMO offset declines in light lens products. Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services. Post sale color revenue of $657 million grew 15 percent in the second quarter 2005, and represented 25 percent of total post sale and other revenues. Second quarter 2005 supplies, paper and other sales of $718 million (included within post sale and other revenue) and service, outsourcing and rental revenue of $1,874 million grew 4 percent and 1 percent, respectively, from the 2004 second quarter primarily reflecting the impact of favorable currency. Post sale and other revenues for the six month period ended June 30, 2005 of $5,149 million was comparable to the six month period ended June 30, 2004 as growth in products and DMO offset declines in light lens products. Supplies, paper and other sales for the six month period ended June 30, 2005 of $1,426 million increased 3 percent from the comparable period due primarily to favorable currency. Service, outsourcing and rental revenue for the six month period ended June 30, 2005 of $3,723 million declined 1 percent from the comparable period as lower equipment populations and related page volumes more than offset benefits from currency.

Production: Second quarter 2005 post sale and other revenue was comparable to the 2004 second quarter as strong growth in color pages and favorable currency offset declines in monochrome pages. Production post sale and other revenue for the six month period ended June 30, 2005 declined 2 percent as compared to the prior year period in 2004 due to declines in monochrome production pages, partially offset by strong growth in color pages and favorable currency.

Office: 2005 post sale and other revenue for the three and six months ended June 30, 2005 grew 1 percent and was comparable to prior year periods in 2004, as growth in digital monochrome and color printing and multifunction products, as well as favorable currency, more than offset declines in older light lens technology.

DMO: Second quarter 2005 post sale and other revenue for the three and six months ended June 30, 2005 grew 4 percent and 1 percent, respectively, from the comparable periods in 2004 primarily reflecting supplies growth in Eurasia and Eastern European geographies.

Other: Second quarter 2005 post sale and other revenue for the three and six months ended June 30, 2005 grew $16 million and $21 million, or 4 percent and 3 percent, respectively, from the comparable periods in 2004 as increased paper sales and other revenues more than offset declines in SOHO sales.

Segment Operating Profit

Total segment operating profit for the three and six months ended June 30, 2005 of $337 million and $749 million increased by $5 million and $179 million, respectively, from the comparable periods in 2004. 2005 segment operating margin for the three months ended June 30, 2005 of 8.6 percent was unchanged as compared to the quarter ended June 30, 2004. 2005 segment operating margin for six months ended June 30, 2005 of 9.7 percent increased 2.3 percent from the comparable period in 2004, as a result of increases in Other, due to the sale of Integic, higher interest income, and lower non-financing interest expense. See financial statement, Note 11, Segment Reporting, for further discussion on our reportable segment operating revenues and operating profit.

Production: Production operating profit for the three and six months ended June 30, 2005 of $79 million and $180 million declined $43 million and $24 million, respectively, from the comparable periods in 2004. Production operating margin of 7.0 percent and 8.2 percent declined 3.9-percentage points and 1.0-percentage point, respectively, from the comparable periods in 2004, primarily resulting from reduced gross margins which were impacted by product mix. R&D as a percent of revenue decreased year over year as we captured the benefits from our platform strategy to launch new technology. SAG expenses increased slightly as selling expense increases were only partially offset by improvements in G&A and bad debts.

Office: Office operating profit for the three and six months ended June 30, 2005 of $173 million and $365 million compared to $187 million and $356 million, respectively, from the comparable periods in 2004. Office operating margin of 9.0 percent and 9.8 percent compared to 10.0 percent and 9.6 percent, respectively, from the comparable periods in 2004. The second quarter 2005 Office operating margin declined 1.0-percentage point from the 2004 second quarter primarily as a result of lower gross margin and higher R&D, which were partially offset by lower selling, general and administrative expenses, and improvements in bad debts.

DMO: DMO operating profit for the three and six months ended June 30, 2005 of $19 million and $29 million increased by $13 million and $4 million, respectively, from the comparable periods in 2004. 2005 DMO operating margin for the three and six month periods ended June 30, 2005 of 4.3 percent and 3.4 percent increased 2.9-percentage points and was unchanged, respectively, from the comparable periods in 2004, as a result of higher gross profit and lower G&A and bad debt expenses.

Other: Other operating profit for the three and six months ended June 30, 2005 of $66 million and $175 million improved $49 million and $190 million, respectively, from the comparable periods in 2004, reflecting the $93 million gain on the sale of Integic, higher interest income of $59 million and $62 million, respectively, lower non-financing interest expense of $22 million and $56 million, respectively, and the absence of a $38 million gain from the 2004 second quarter sale of Xerox’s ownership interest in ScanSoft, Inc.

Key Ratios and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	%	%	%	%
Gross Margin
Sales	33.2	36.2	34.5	35.0
Service, outsourcing and rentals	42.0	43.4	42.2	42.8
Finance income	62.3	63.2	62.3	62.9
Total	39.0	41.3	39.8	40.6
R&D % revenue	4.8	4.9	4.8	4.9
SAG % revenue	26.7	27.3	26.7	27.2

Second quarter 2005 total gross margin of 39.0 percent declined 2.3-percentage points from the 2004 second quarter total gross margin of 41.3 percent primarily reflecting unfavorable product mix of 2.1-percentage points, as cost improvements and other variances effectively offset the impact of price declines. Gross margin of 39.8 percent for the six months ended June 30, 2005 decreased by 0.8-percentage points from 40.6 percent in the comparable period of the prior year as price declines and mix of 3.1 percentage points more than offset productivity and other variances of 2.3-percentage points.

Second quarter 2005 sales gross margin of 33.2 percent declined 3.0-percentage points from the 2004 second quarter sales gross margin of 36.2 percent driven by unfavorable product mix of 3.2-percentage points, reflecting a higher proportion of sales of products with lower gross margins. Cost improvements and other variances more than offset the impact of price declines. Sales gross margin of 34.5 percent for the six months ended June 30, 2005 decreased 0.5-percentage points from 35.0 percent in the comparable period of the prior year. Product mix and price declines of 4.0-percentage points were partially offset by productivity improvements, increased licensing revenue and other variances of 3.5-percentage points.

Second quarter 2005 service, outsourcing and rentals margin decreased 1.4-percentage points from the 2004 second quarter margin of 43.4 percent due to mix and special compensation payments related to the 2005 annual merit increase process. Cost improvements more than offset the impact of price declines. Service outsourcing and rentals margin of 42.2 percent for the six months ended June 30, 2005 decreased 0.6-percentage point from 42.8 percent in the prior year comparable period primarily due to product mix and special compensation payments related to the 2005 annual merit increase process. Cost improvements more than offset the impact of price declines.

Research and development (R&D) expense of $188 million and $371 million for the three and six months ended June 30, 2005, respectively, was $1 million higher and $9 million lower than the prior year comparable periods, respectively, as increased spending in the Office segment was offset by lower expenditures in the Production segment reflecting recent product launches as well as the efficiencies we capture from our platform development strategy. We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D remains strategically coordinated with Fuji Xerox.

In addition to R&D, we incur sustaining engineering costs related to our products. These costs are incurred with respect to ongoing product improvements after initial product launch. Effective July 1, 2005, we will reclassify these costs from cost of sales to a new line item in our income statement entitled Research, Development and Engineering. This presentation aligns our external reporting presentation to our internal management of these costs. See below for the impact of this change on current and prior periods.

	2004					2005
(in millions)	Q1	Q2	Q3	Q4	YTD	Q1	Q2	YTD
Sustaining Engineering (SE) costs included in:
Cost of sales	$29	$41	$38	$36	$144	$39	$51	$90
Cost of service, outsourcing and rentals	—	—	7	2	9	3	3	6

Total Sustaining Engineering	$29	$41	$45	$38	$153	$42	$54	$96

Gross Margin %, as reported	39.8%	41.3%	41.3%	40.1%	40.6%	40.7%	39.0%	39.8%
Gross Margin %, as revised, without SE	40.6%	42.4%	42.5%	40.9%	41.6%	41.8%	40.4%	41.1%

R&D % revenue, as reported	5.0%	4.9%	5.1%	4.4%	4.8%	4.9%	4.8%	4.8%
R,D&E %, as revised, with SE	5.8%	5.9%	6.3%	5.3%	5.8%	6.0%	6.2%	6.1%

Selling, administrative and general (SAG) expenses of $1,046 million in the 2005 second quarter decreased by $4 million from the 2004 second quarter. A $14 million increase in selling expense, which included special compensation payments related to the 2005 annual merit increase process, and adverse currency of $24 million were more than offset by $22 million in general and administrative (“G&A”) expense reductions and a $20 million reduction in bad debt expense. Second quarter 2005 bad debt expense of $15 million reflects improvements in collection performance, receivables aging and write-off trends. SAG expenses of $2,055 million in the six months ended June 30, 2005 decreased $31 million compared to the prior year comparable period. A $20 million increase in selling expense, reflecting increased advertising expense and special compensation payments related to the 2005 annual merit increase process, and adverse currency of $43 million were more than offset by $49 million in general and administrative expense reductions and a $45 million reduction in bad debt expense. Bad debt expense of $34 million for the six months ended June 30, 2005 reflects improvements in collection performance, receivables aging and write-off trends.

For the three and six months ended June 30, 2005, we recorded restructuring charges of $194 million and $279 million, respectively, primarily related to headcount reductions of approximately 1,800 and 2,800 employees, respectively, across all geographies and segments. The restructuring initiatives are focused on cost efficiencies in service, manufacturing, and back office support operations. The remaining restructuring reserve balance as of June 30, 2005, for all programs was $322 million, of which approximately $200 million is expected to be spent in the second half of 2005.

Worldwide employment of 57,300 at June 30, 2005 declined by approximately 800 from December 31, 2004.

Other (income) expenses, net for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Non-financing interest expense	$62	$84	$123	$179
Interest income	(88)	(29)	(106)	(44)
Gain on sales of businesses and assets	(4)	(40)	(102)	(54)
Currency losses, net	(6)	18	10	26
Amortization of intangible assets	10	9	19	18
Legal matters and other expenses, net	12	8	10	12

Total	$(14)	$50	$(46)	$137

Non-financing interest expense of $62 million and $123 million for the three and six months ended June 30, 2005, respectively, was $22 million and $56 million lower than the prior year comparable periods, respectively. These declines relate to the conversion of the Xerox Capital Trust II liability in December 2004 and to lower average debt balances which were partially offset by higher interest rates.

Interest income of $88 million and $106 million for the three and six months ended June 30, 2005, respectively, was $59 million and $62 million higher than the comparable periods of 2004, respectively; primarily reflecting interest income of $57 million associated with the previously disclosed 2005 second quarter settlement of the 1996-1998 IRS audit, and higher interest income of $25 million ($17 million in the second quarter of 2005) on invested cash due to higher average cash balances and higher interest rates. These increases were partially offset by the absence of interest income of $26 million in the first half of 2004 related to a domestic tax refund ($21 million in the second quarter of 2004).

Gains on sales of businesses and assets of $102 million in the six months ended June 30, 2005 relates primarily to the $93 million gain in the 2005 first quarter on the sale of Integic. The 2004 gains on sale of businesses and assets primarily reflect the $38 million pre-tax gain from the sale of our ownership interest in ScanSoft as well as gains of $14 million related to the sale of certain excess land and buildings in Europe and Mexico.

We recorded $6 million of currency gains in the 2005 second quarter compared to $18 million of currency losses in the 2004 second quarter. The 2005 second quarter gains are primarily related to the mark to market of derivative contracts that are economically hedging the cost of future foreign currency denominated inventory purchases and other future payments in Europe, which resulted from the weakening Euro. These gains were partially offset by the mark to market on derivative contracts economically hedging the cost of future foreign currency denominated inventory purchases in the United States, which resulted from the strengthening U.S. Dollar against the Japanese Yen. We recorded currency losses of $10 million and $26 million for the six months ended June 30, 2005 and 2004, respectively. The 2005 six month losses are primarily related to the first quarter losses on the mark to market of derivative contracts that economically hedge the cost of future foreign currency denominated inventory purchases primarily in the United States. The 2004 six month losses were largely due to the cost of hedging European and Brazilian currency exposures, primarily through the use of forward exchange contracts.

Income tax (benefits) expenses were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Pre-tax income	$117	$272	$406	$474
Income tax (benefits) expenses	(233)	91	(117)	158

Effective tax rate	(199.1)%	33.5%	(28.8)%	33.3%

The difference between the 2005 second quarter effective tax rate of (199.1) percent and the U.S. statutory tax rate of 35 percent is primarily due to tax benefits of $253 million, associated with the finalization of the 1996-1998 IRS audit, and a $33 million tax benefit from the reversal of a valuation allowance on deferred tax assets associated with foreign net operating loss carryforwards. This reversal follows a re-evaluation of their future realization resulting from a refinancing of a foreign operation. These benefits and the tax impact of restructuring contributed to (237.3) percent of the (199.1) percent in the second quarter 2005. The finalization of the 1996-1998 IRS audit yielded benefits associated with a change in tax law that allowed us to recognize a tax benefit for capital losses associated with the disposition of our insurance group operations, as well as favorable resolution of other tax matters from the 1996-1998 IRS audit. The difference between the 2005 year to date effective tax rate of (28.8) percent and the U.S. statutory tax rate of 35 percent is primarily due to the tax benefits recognized in 2005, being partially offset by the geographical mix of income and the related effective tax rates in those jurisdictions as well as to unrecognized tax benefits related to losses in certain jurisdictions where we continue to maintain deferred tax asset valuation allowances. The difference between the 2004 second quarter and year to date effective tax rates and the U.S. statutory tax rate relates primarily to a net $12 million domestic tax refund claim resulting from a change in tax law ($10 million realized in the second quarter of 2004) and to a $6 million tax benefit due to the book/tax basis difference on the sale of ScanSoft. These benefits were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances.

Our effective tax rate will change based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We anticipate that our effective tax rate for the second half of the year will approximate 38 percent.

Equity in net income of unconsolidated affiliates of $57 million for the six months ended June 30, 2005 was unchanged from the prior year comparable period as a $5 million increase in our 25 percent share of Fuji Xerox’s net income was offset by the absence of $4 million of equity income from Integic Corporation as well as $1 million decrease from other smaller equity investments. In first quarter 2005, we sold our entire equity interest in Integic Corporation. Refer to Note 12 to the Condensed Consolidated Financial Statements for summarized income statement data for Fuji Xerox.

Income from discontinued operations in the second quarter 2005 of $53 million represents certain after-tax benefits resulting from the completion of the 1996 - 1998 IRS audit. This benefit reflects favorable resolution of certain tax matters associated with our discontinued operations. In accordance with tax accounting rules, the portion of discontinued operations tax benefits associated with a change in tax law are included within the continuing operations tax provision.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the six months ended June 30, 2005 and 2004 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2005	2004	Amount Change
Operating Cash Flows	$627	$499	$128
Investing Cash (Usage) Flows	(144)	301	(445)
Financing Cash Usage	(1,734)	(698)	(1,036)
Effect of exchange rate changes on cash and cash equivalents	(55)	(37)	(18)

(Decrease) increase in cash and cash equivalents	(1,306)	65	(1,371)
Cash and cash equivalents at beginning of period	3,218	2,477	741

Cash and cash equivalents at end of period	$1,912	$2,542	$(630)

In the six months ended June 30, 2005 we generated $627 million in cash flows from operating activities as compared to $499 million for the same period in 2004. The $128 million increase in cash flows from operating activities was primarily a result of the following changes:

•	a $170 million increase in accounts payable and accrued compensation due to accounts payable cash management practices,

•	a $47 million increase due to lower income tax payments primarily resulting from the timing of restructuring payments,

•	a $41 million increase resulting from lower restructuring cash payments, primarily reflecting the timing of payments related to prior year restructuring actions,

•	a $30 million decrease reflecting higher cash contributions to pension benefit plans, reflecting a $230 million cash contribution to our U.S. defined benefit pension plan in the second quarter 2005, and

•	a $136 million decrease related to a lower net reduction in accounts and finance receivables driven by increased equipment sales.

Cash flows from investing activities for the six months ended June 30, 2005 was a $144 million use of cash compared to a $301 million source of cash in the same period of 2004. The $445 million decrease in net cash provided by investing activities primarily relates to the following:

•	a $190 million decrease reflecting the net purchases of short term investments, which are intended to increase our return on available cash,

•	a $81 million decrease from divestitures of businesses. 2005 included $96 million from the sale of our ownership interest in Integic Corporation. 2004 included $79 million from the sale of our ownership interest in ScanSoft, $66 million from the sale of our ownership interest in ContentGuard, Inc. and $36 million from a preferred stock investment, and

•	a $149 million decrease in net reductions of escrow and other restricted investments primarily as a result of significant releases of restricted cash on our secured debt arrangements in 2004.

Cash flows used in financing activities for the six months ended June 30, 2005 totaled $1,734 million, including a payment of $924 million related to our maturing 1.5 percent Yen notes. The increase of $1,036 million in cash usage as compared to the same period of 2004 is primarily due to the following:

•	a $887 million net reduction in cash from secured borrowings,

•	a $161 million increase in net payments on term and other debt in compliance with existing debt maturity obligations,

•	a $23 million decrease in cash proceeds from the issuance of common stock, and

•	a $26 million decrease in preferred stock dividends due to conversion of Series B Preferred Stock to common shares in the 2004 second quarter.

During the quarter ended June 30, 2005, we originated loans, secured by finance receivables, generating cash proceeds of $38 million and repaid loans, secured by finance receivables, of $484 million. As of June 30, 2005, 54 percent of total finance receivables were encumbered as compared to 59 percent at December 31, 2004. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2005. Further, we intend to reduce our overall debt and the proportion of secured debt in our capital structure. The following table compares finance receivables to financing-related debt as of June 30, 2005:

(in millions)	Finance Receivables	Secured Debt
Finance Receivables Encumbered by Loans (1) :
GE secured loans:
GE Loans—U.S.	$2,345	$2,054
GE Loans—Canada	354	280
GE Loans—U.K.	678	627

Total GE encumbered finance receivables, net	3,377	2,961
Merrill Lynch Loan—France	392	319
Asset-Backed Loan—France	125	48
DLL-Netherlands, Spain and Belgium	380	328

Total encumbered finance receivables, net	$4,274	$3,656

Unencumbered finance receivables, net	$3,611

Total Finance Receivables, net (2)	$7,885

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of June 30, 2005.

In addition to the above, as of June 30, 2005, approximately $172 million of debt was secured by $304 million of accounts receivable under a three-year $400 million revolving credit facility with GE. This arrangement is being accounted for as a secured borrowing in our Condensed Consolidated Balance Sheets.

As of June 30, 2005, debt secured by finance receivables represented approximately 45 percent of total debt. Our debt maturities for the remainder of 2005 and 2006 by quarter, 2007, 2008 and 2009 by year and thereafter are as follows:

(in millions)	2005	2006	2007	2008	2009	Thereafter
First Quarter		$309
Second Quarter		336
Third Quarter	$500	273
Fourth Quarter	384	205

Full Year	$884	$1,123	$1,480	$977	$975	$2,714

Debt secured by finance receivables (subset of above)	$706	$1,089	$1,026	$641	$81	$113

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

Our current credit ratings as of July 25, 2005 were as follows

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

Summary—Financial Flexibility and Liquidity:

With $2.1 billion of cash and cash equivalents, including short-term investments, as of June 30, 2005, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our secured funding programs, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. As of June 30, 2005, we have an active shelf registration statement with $1.75 billion of capacity that enables us to access the market on an opportunistic basis and offer both debt and equity securities.

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

Some of our derivative and other material contracts at June 30, 2005 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

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

(b) Changes in Internal Control

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financing reporting.

PART II—OTHER INFORMATION

Item 1  Legal Proceedings

The information set forth under Note 13 contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005, registrant issued no securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Item 4  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 19, 2005 at the Hilton Hartford Hotel at 315 Trumbull Street, Hartford, CT.

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

At the meeting, votes were cast upon the election of directors and the ratification of the selection of independent auditors as described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A) as follows:

Proposal 1—Election of directors for the ensuing year.

Name	For	Withheld Vote
Glenn A. Britt	847,743,403	11,735,674
Richard J. Harrington	847,837,764	11,641,313
William Curt Hunter	847,846,957	11,632,120
Vernon E. Jordan, Jr.	782,314,781	77,164,296
Hilmar Kopper	839,982,510	19,496,567
Ralph S. Larsen	840,879,887	18,599,190
Robert A. McDonald	848,088,205	11,390,872
Anne M. Mulcahy	841,238,416	18,240,661
N. J. Nicholas, Jr.	825,476,585	34,002,492
Ann N. Reese	847,409,616	12,069,461
Stephen Robert	848,447,312	11,031,765

Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm.

For—	846,460,950
Against—	4,601,649
Abstain—	8,416,478

Item 6  Exhibits

Exhibit 3(i) Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(ii) By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10 (b)(2) Form of Amendment to Agreements under 1991 Long-Term Incentive Plan.

Incorporated by reference to Exhibit 10(b)(2) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

Exhibit 10 (e)(7) Form of Amendment to Agreements under 2004 Performance Incentive Plan.

Incorporated by reference to Exhibit 10(e)(7) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31	(a) Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
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

XEROX CORPORATION (Registrant)

Date: July 29, 2005	By:	/S/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBITS

Exhibit 3(i)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(ii)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10 (b)(2) Form of Amendment to Agreements under 1991 Long-Term Incentive Plan.

Incorporated by reference to Exhibit 10(b)(2) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

Exhibit 10 (e)(7) Form of Amendment to Agreements under 2004 Performance Incentive Plan.

Incorporated by reference to Exhibit 10(e)(7) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

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