Form 10-Q
period 2005-09-30
XEROX CORP
filed 2005-10-28
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock, $1 par value	960,402,454 shares

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

Customer Financing Activities—The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. Our access to the public debt markets is expected to be limited to the non-investment grade segment, which results in higher borrowing costs, until our credit ratings have been restored to investment grade. We are currently funding our customer financing activity through third-party funding arrangements, including several with General Electric (“GE”), Merrill Lynch, and De Lage Landen Bank, cash generated from operations, cash on hand, capital markets offerings, securitizations and secured borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost, whether through third party funding arrangements (including securitizations and secured borrowings) or directly in the public debt markets. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

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

Compliance with Environmental Regulations—Our operations are subject to environmental regulations in each of the jurisdictions in which we conduct our business. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. The European Union Directive known as the Restriction on the Use of Hazardous Substances (“RoHS”), for example, requires the removal of lead, cadmium and certain other substances from product designs put on the market in the European Union beginning in July 2006. We are currently evaluating the impact of the RoHS directive on our product line. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prevented from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, we could also face substantial costs and liabilities in connection with product take-back legislation. Beginning in 2005, we became subject to the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE”) as enacted by individual European Union countries (“WEEE Legislation”), which makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. We continue to evaluate the impact of the WEEE Legislation. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable country WEEE Legislation, it could materially adversely affect our results of operations and financial condition.

Sourcing of Products and Services—We have outsourced a significant portion of our overall worldwide manufacturing operations to third parties and various service providers. To the extent that we rely on third party manufacturing relationships, we face the risk that they may not be able to develop manufacturing methods appropriate for our products, they may not be able to quickly respond to changes in customer demand for our products, they may not be able to obtain supplies and materials necessary for the manufacturing process, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and the reliability of our products could decline. If any of these risks were to be realized, and assuming similar third-party manufacturing relationships could not be established, we could experience an interruption in supply or an increase in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers, and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.

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

Debt—We have and will continue to have a substantial amount of debt and other obligations, primarily to support our customer financing activities. As of September 30, 2005, we had $7.5 billion of total debt ($3.1 billion of which is secured by finance receivables) and $728 million of liabilities to trusts issuing preferred securities. The total cash, cash equivalents and short-term investments balance was $1.6 billion at September 30, 2005. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Liquidity—Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvements therein, funding from third parties, access to capital markets, securitizations and secured borrowings for our finance receivables portfolios. With $1.6 billion of total cash, cash equivalents and short-term investments as of September 30, 2005, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our customer financing arrangements, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for secured loans up to $5 billion outstanding at any time. As of September 30, 2005, $1.8 billion was outstanding under this Loan Agreement. The Loan Agreement, as well as similar loan agreements with GE in the U.K. and Canada, incorporates the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At September 30, 2005, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Litigation—We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”), as discussed in Note 14 to the Condensed Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with legal counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

XEROX CORPORATION

Form 10-Q

September 30, 2005

Page
Part I—Financial Information
Item 1. Financial Statements (Unaudited)	8
Condensed Consolidated Statements of Income	8
Condensed Consolidated Balance Sheets	9
Condensed Consolidated Statements of Cash Flows	10
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Capital Resources and Liquidity	52
Financial Risk Management	56
Item 3. Quantitative and Qualitative Disclosures About Market Risk	56
Item 4. Controls and Procedures	56
Part II—Other Information
Item 1. Legal Proceedings	58
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 5. Other Information	58
Item 6. Exhibits	58
Signatures	60
Exhibit Index	61

Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

By-Laws of Registrant, as amended through December 10, 2003.
Amendment to 2004 Restatement of Unfunded Supplemental Executive Retirement Plan.
Amendment to 2004 Restatement of Unfunded Retirement Income Guaranty Plan.
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

PART I—FINANCIAL INFORMATION

Item 1

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions, except per-share data)
Revenues
Sales	$1,721	$1,652	$5,242	$5,092
Service, outsourcing and rentals	1,822	1,834	5,545	5,602
Finance income	216	230	664	702

Total Revenues	3,759	3,716	11,451	11,396

Costs and Expenses
Cost of sales	1,108	1,003	3,325	3,168
Cost of service, outsourcing and rentals	1,017	1,049	3,162	3,203
Equipment financing interest	81	85	250	260
Research, development and engineering expenses	242	234	709	684
Selling, administrative and general expenses	1,011	1,036	3,066	3,122
Restructuring and asset impairment charges	17	23	296	62
Other expenses, net	206	123	160	260

Total Cost and Expenses	3,682	3,553	10,968	10,759

Income from Continuing Operations before Income Taxes, Equity Income, Discontinued Operations and Cumulative Effect of Change in Accounting Principle	77	163	483	637
Income tax expenses (benefits)	29	62	(88)	220
Equity in net income of unconsolidated affiliates	23	62	80	119

Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	71	163	651	536
Income from Discontinued Operations, net of tax	—	—	53	83
Cumulative Effect of Change in Accounting Principle, net of tax	(8)	—	(8)	—

Net Income	$63	$163	$696	$619
Less: Preferred stock dividends, net	(14)	(14)	(43)	(59)

Income Available to Common Shareholders	$49	$149	$653	$560

Basic Earnings per Share
Earnings from Continuing Operations	$0.06	$0.18	$0.63	$0.58
Earnings from Discontinued Operations	—	—	0.06	0.10
Loss from Cumulative Effect of Change in Accounting Principle	(0.01)	—	(0.01)	—

Basic Earnings per Share	$0.05	$0.18	$0.68	$0.68

Diluted Earnings per Share
Earnings from Continuing Operations	$0.06	$0.17	$0.62	$0.55
Earnings from Discontinued Operations	—	—	0.05	0.08
Loss from Cumulative Effect of Change in Accounting Principle	(0.01)	—	(0.01)	—

Diluted Earnings per Share	$0.05	$0.17	$0.66	$0.63

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2005	December 31, 2004
	(in millions, except share data in thousands)
Assets
Cash and cash equivalents	$1,345	$3,218
Short-term investments	235	—

Total cash, cash equivalents and short-term investments	1,580	3,218
Accounts receivable, net	2,088	2,076
Billed portion of finance receivables, net	325	377
Finance receivables, net	2,590	2,932
Inventories	1,430	1,143
Other current assets	1,088	1,182

Total current assets	9,101	10,928
Finance receivables due after one year, net	4,860	5,188
Equipment on operating leases, net	414	398
Land, buildings and equipment, net	1,652	1,759
Investments in affiliates, at equity	797	845
Intangible assets, net	301	297
Goodwill	1,697	1,848
Deferred tax assets, long-term	1,518	1,521
Other long-term assets	1,930	2,100

Total Assets	$22,270	$24,884

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,253	$3,074
Accounts payable	1,131	1,037
Accrued compensation and benefits costs	556	637
Unearned income	192	243
Other current liabilities	1,171	1,309

Total current liabilities	4,303	6,300
Long-term debt	6,198	7,050
Liabilities to subsidiary trusts issuing preferred securities	728	717
Pension and other benefit liabilities	1,078	1,189
Post-retirement medical benefits	1,187	1,180
Other long-term liabilities	1,320	1,315

Total liabilities	14,814	17,751
Series C mandatory convertible preferred stock	889	889
Common stock, including additional paid-in-capital	4,948	4,881
Retained earnings	2,754	2,101
Accumulated other comprehensive loss	(1,135)	(738)

Total Liabilities and Equity	$22,270	$24,884

Shares of common stock issued and outstanding	960,402	955,997

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net income	$63	$163	$696	$619
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	156	168	480	511
Provisions for receivables and inventory	30	36	75	134
Net loss (gain) on sales of businesses and assets	2	3	(100)	(51)
Undistributed equity in net income of unconsolidated affiliates	(22)	(59)	(55)	(93)
Income from discontinued operations	—	—	(53)	(83)
Restructuring and asset impairment charges	17	23	296	62
Cash payments for restructurings	(60)	(38)	(123)	(142)
Contributions to pension benefit plans	(84)	(127)	(363)	(376)
Increase in inventories	(221)	(154)	(358)	(285)
Increase in equipment on operating leases	(63)	(73)	(176)	(175)
Decrease in finance receivables	127	144	401	442
(Increase) decrease in accounts receivable and billed portion of finance receivables	(38)	58	(87)	121
Increase in accounts payable and accrued compensation	121	160	278	147
Net change in income tax assets and liabilities	27	5	(246)	27
Net change in derivative assets and liabilities	4	31	55	69
Increase (decrease) in other current and long-term liabilities	77	(8)	(30)	(95)
Other, net	26	103	99	102

Net cash provided by operating activities	162	435	789	934

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	83	—	89	—
Purchases of short-term investments	(129)	—	(325)	—
Cost of additions to land, buildings and equipment	(48)	(36)	(124)	(131)
Proceeds from sales of land, buildings and equipment	—	7	2	46
Cost of additions to internal use software	(15)	(15)	(41)	(35)
Proceeds from divestitures and investments, net	—	1	105	187
Net change in escrow and other restricted investments	39	25	81	216
Other	—	—	(1)	—

Net cash (used in) provided by investing activities	(70)	(18)	(214)	283

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	36	402	321	1,599
Debt payments on secured financings	(560)	(494)	(1,512)	(1,471)
Net cash (payments) proceeds on other debt	(129)	529	(1,199)	(380)
Preferred stock dividends	(14)	(14)	(43)	(69)
Proceeds from issuances of common stock	8	6	32	53
Other	(1)	(13)	7	(14)

Net cash (used in) provided by financing activities	(660)	416	(2,394)	(282)

Effect of exchange rate changes on cash and cash equivalents	1	20	(54)	(17)

(Decrease) increase in cash and cash equivalents	(567)	853	(1,873)	918
Cash and cash equivalents at beginning of period	1,912	2,542	3,218	2,477

Cash and cash equivalents at end of period	$1,345	$3,395	$1,345	$3,395

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share data and unless otherwise indicated)

1-Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2004 Annual Report to Shareholders, which is incorporated by reference in our 2004 Annual Report on Form 10-K (“2004 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the 2004 Annual Report.

In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

For convenience and ease of reference, we refer to the financial statement caption “Income from Continuing Operations before Income Taxes, Equity Income, Discontinued Operations and Cumulative Effect of Change in Accounting Principle” as “pre-tax income.”

Certain reclassifications have been made to prior year financial information to conform to the current year presentation. Effective July 1, 2005, we reclassified sustaining engineering costs from cost of sales and cost of service, outsourcing and rentals to a new line item in our Condensed Consolidated Statements of Income entitled Research, Development and Engineering (“R,D&E”). This presentation aligns our external reporting presentation to our internal management of these costs. The components of R,D&E are disclosed in Note 9 – Research, Development and Engineering to the Condensed Consolidated Financial Statements.

2-Recent Accounting Pronouncements

In June 2005, the FASB issued Staff Position No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the European Union (“EU”) Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”). FSP 143-1 provides guidance on how to account for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable EU member country. As of the end of the third quarter 2005, the WEEE Directive has been adopted into law by the EU member countries in which we have significant operations, with the exception of the United Kingdom. Accordingly, we recorded an after-tax charge of $18 ($26 pre-tax) in Other expenses, net in the accompanying Condensed Consolidated Statement of Income. The charge reflects the disposal obligation primarily related to our leased equipment population in service as of the date the EU member countries adopted the WEEE Directive. The adoption of the WEEE Directive by an EU member country created a legal disposal obligation and accordingly we are now required to accrue the cost of that obligation at the time the equipment is placed in service. We will be required to record a similar charge for the United Kingdom when it adopts the WEEE Directive, which is expected to be less than $10. We believe that the on-going quarterly expense resulting from compliance with the WEEE Directive will not have a material effect on our financial condition or results of operations.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We elected to early adopt FIN 47 during the third quarter of 2005 and accordingly recorded an after-tax charge of $8 ($12 pre-tax) as a cumulative effect of change in accounting principle in the accompanying Condensed Consolidated Statement of Income. This charge represents conditional asset retirement obligations associated with leased facilities where we are required to remove certain leasehold improvements and restore the facility to its original condition at lease termination. Previously we recorded costs associated with this obligation upon lease termination when the costs were known. On a prospective basis, this accounting change requires recognition of these costs ratably over the lease term. The pro-forma effect of applying this guidance in all prior periods presented was determined not to be material. The FIN 47 charge resulted in a non-cash addition to Land, buildings and equipment of $10 in the third quarter of 2005 with a corresponding increase in Other current and long-term liabilities. In future periods, when cash is paid upon the settlement of the asset retirement obligation, the payments will be classified as a component of operating cash flow in the Condensed Consolidated Statements of Cash Flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“FAS 153”). This statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. FAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on our financial condition or results of operations.

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

During May 2005, we approved the accelerated vesting of approximately 3.6 million unvested stock options granted in 2004 to our employees that would have been scheduled to vest on December 31, 2006 or January 1, 2007, to December 31, 2005. These accelerated options had a weighted average exercise price of $13.71 as of the accelerated vesting date. The primary purpose of this accelerated vesting was to eliminate compensation expense we would recognize in our results of operations upon the adoption of FAS 123R, which is effective for our fiscal year beginning January 1, 2006. The acceleration is expected to reduce our pre-tax stock option compensation expense in 2006 by approximately $31 or $0.02 per diluted share and accordingly, increase our 2005 pro-forma expense disclosed below. After the effects of the accelerated vesting, the implementation of FAS 123R is expected to be immaterial. In addition, as disclosed in our 2004 Annual Report, in 2005 in lieu of stock options, we began granting time and performance-based restricted stock awards, which are already reflected as compensation expense in our results of operations. Therefore, the acceleration of vesting for substantially all previously awarded stock options effectively completes the transition to the new stock-based award program.

Pending the effective date of FAS 123R, we do not recognize compensation expense relating to employee stock options because the exercise price is equal to the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income and income per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income—as reported	$63	$163	$696	$619
Add: Stock-based employee compensation expense included in reported net income, net of tax	7	3	19	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(25)	(17)	(58)	(51)

Net income—pro forma	$45	$149	$657	$578

Basic EPS—as reported	$0.05	$0.18	$0.68	$0.68
Basic EPS—pro forma	0.03	0.16	0.64	0.63
Diluted EPS—as reported	$0.05	$0.17	$0.66	$0.63
Diluted EPS—pro forma	0.03	0.15	0.63	0.59

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

As disclosed in our 2004 Annual Report, the pro forma periodic compensation expense amounts are not representative of future amounts as we began granting employees restricted stock awards with time- and performance-based restrictions in lieu of stock options in 2005.

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

5-Restructuring Programs

The restructuring and asset impairment charges in the Condensed Consolidated Statements of Income totaled $296 and $62 for the nine months ended September 30, 2005 and 2004, respectively. Detailed information related to restructuring program activity during the nine months ended September 30, 2005 is outlined below.

Restructuring Activity	Ongoing Programs	Legacy Programs (1)	Total
Balance as of December 31, 2004	$93	$24	$117
Restructuring Provision	300	1	301
Reversals of prior accruals	(6)	(4)	(10)
Charges against reserve and currency	(123)	(8)	(131)

Balance as of September 30, 2005	$264	$13	$277

(1)	Legacy Programs include the Turnaround, SOHO and 1998/2000 Programs, which are fully described in our 2004 Annual Report.

Reconciliation to Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Restructuring provision	$19	$24	$301	$71
Reversals of prior accruals	(3)	(1)	(10)	(9)
Asset impairment charges	1	—	5	—

Restructuring and asset impairment charges	$17	$23	$296	$62

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Reconciliation to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Charges to reserve, all programs	$(61)	$(37)	$(131)	$(151)
Pension curtailment, special termination benefits and settlements	—	1	—	8
Effects of foreign currency and other non-cash	1	(2)	8	1

Cash payments for restructurings	$(60)	$(38)	$(123)	$(142)

Beginning in the fourth quarter of 2002, we began a series of restructuring initiatives designed to continue to achieve the cost savings resulting from realized productivity improvements. These initiatives included downsizing our employee base and the outsourcing of certain internal functions. The initiatives primarily include severance actions and impact all major geographies and segments. As disclosed in our 2004 Annual Report, in those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, we recognize severance costs when they are determined to be both probable and reasonably estimable. Otherwise, we accrue severance costs when incurred. During 2005, we incurred $299 for ongoing restructuring programs, including net reversals of $6 related to changes in estimates in severance costs from previously recorded actions. The additional provision in 2005 consisted of $289 in severance and related costs, primarily related to initiatives that are expected to result in the elimination of approximately 3,000 positions in North America, Latin America and Europe, $11 for lease terminations and $5 for asset impairments. The initiatives in 2005 are focused on cost reductions in service, manufacturing and back office support operations primarily within the Office and Production segments.

The following tables summarize the total amount of costs expected to be incurred in connection with our ongoing restructuring programs and the cumulative amount incurred as of September 30, 2005:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2004	Net amount incurred for the nine months ended September 30, 2005	Cumulative amount incurred as of September 30, 2005	Total expected to be incurred *
Production	$255	$126	$381	$410
Office	198	145	343	388
DMO	97	12	109	109
Other	122	16	138	144

Total Provisions	$672	$299	$971	$1,051

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2004	Amount incurred for the nine months ended September 30, 2005	Cumulative amount incurred as of September 30, 2005	Total expected to be incurred *
Severance and related costs	$567	$283	$850	$929
Lease cancellation and other costs	59	11	70	71
Asset impairments	46	5	51	51

Total provisions	$672	$299	$971	$1,051

*	The total amount of $1,051 represents the cumulative amount incurred through September 30, 2005 plus additional expected restructuring charges of approximately $80 related to initiatives identified to date that have not yet been recognized in the Condensed Consolidated Financial Statements as well as expected interest accretion on the reserve.

6-Short-term investments

As of September 30, 2005, we held $235 in marketable securities that are classified within Short-term investments in our Condensed Consolidated Balance Sheets. These securities are considered available-for-sale and are carried at estimated fair value based on quoted market prices. Unrealized gains and losses, net of taxes, are recorded within Accumulated other comprehensive loss, a component of Common shareholders’ equity (See Note 8). The cost of securities sold is based on the specific identification method. Proceeds from sales of Short-term investments during the three and nine month periods ended September 30, 2005 were $83 and $89, respectively. No gains or losses were realized on these sales.

The following table summarizes the amortized costs and estimated fair market values of our Short-term investments as of September 30, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$129	$—	$(1)	$128
Auction rate municipal bonds	44	—	—	44
US government agency securities	32	—	—	32
Auction rate preferred securities	31	—	—	31

Total	$236	$—	$(1)	$235

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

The contractual maturities of the available-for-sale debt securities at September 30, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations. These securities are classified within current assets because they are highly liquid, traded in active markets and are available for use, if needed, for current operations.

Estimated Fair Value
Debt Securities:
Due in 1 year or less	$73
Due after 1 year through 5 years	87
Due after 5 years through 10 years	—
Due after 10 years	44

Total debt securities	$204

Auction rate preferred securities	31

Total Short-term investments	$235

On an ongoing basis, we evaluate our investments to determine if a decline in fair value is other-than-temporary. In this determination, we consider the duration that, and extent to which, market value is below original cost, our intent and ability to hold to recovery and the financial health of the issuer. During the nine months ended 2005, there were no other-than-temporary declines in the market values of our Short-term investments. In the event a decline in fair value is determined to be other than temporary, an impairment charge would be recorded within Other (income) expenses, net and a new cost basis in the investment would be established.

7-Inventories

Inventories consisted of the following:

	September 30, 2005	December 31, 2004
Finished goods	$1,133	$895
Work-in-process	107	65
Raw materials	190	183

Total Inventories	$1,430	$1,143

8-Common Shareholders’ Equity

Common shareholders’ equity consisted of:

	September 30, 2005	December 31, 2004
Common stock	$960	$956
Additional paid-in-capital	3,988	3,925
Retained earnings	2,754	2,101
Accumulated other comprehensive loss (1)	(1,135)	(738)

Total Common shareholders’ equity	$6,567	$6,244

(1)	Accumulated other comprehensive loss at September 30, 2005 is composed of cumulative translation adjustments of $(936), a minimum pension liability of $(198) and unrealized losses on securities of $(1).

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$63	$163	$696	$619
Translation adjustments	(26)	93	(412)	(3)
Unrealized (gain) loss on securities, net of tax	—	—	(2)	1
Realized gain on securities, net of tax	—	—	—	(18)
Adjustment for minimum pension liability, net of tax (1)	1	70	20	101
Cash flow hedge adjustments, net of tax	—	(7)	(3)	2

Comprehensive income	$38	$319	$299	$702

(1)	The change of $20 in the minimum pension liability since December 31, 2004 includes $3 relating to our portion of a minimum pension liability reduction that was recorded during the period and a $17 benefit from currency.

9-Research, Development and Engineering (“R,D&E”)

R,D&E for the three and nine months ended September 30, 2005 was $242 and $709, respectively, as compared to $234 and $684 for comparable periods in 2004. Research and development (“R&D”) costs for the three and nine months ended September 30, 2005 totaled $196 and $567, respectively, as compared to $189 and $569 for comparable periods in 2004.

Sustaining engineering costs are incurred with respect to ongoing product improvements after initial product launch, as well as RoHS programs. Our sustaining engineering costs for the three and nine months ended September 30, 2005 was $46 and $142, respectively, as compared to $45 and $115 for comparable periods in 2004.

10-Interest Expense and Income

Interest expense and interest income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest expense (1)	$136	$176	$428	$530
Interest income (2)	234	244	788	760

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Equipment financing interest is determined based on a combination of actual interest expense incurred on financing debt, as well as our estimated cost of funds applied against the estimated level of debt required to

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

support our financed receivables. The estimated level of debt is based on an assumed ratio of debt as compared to our finance receivables. This ratio ranges from 80-90% of our average finance receivables. This methodology has been consistently applied for all periods presented.

11-Income from Discontinued Operations

Income from discontinued operations, net of tax, for the nine months ended September 30, 2005 and 2004 was as follows:

	Nine Months Ended September 30,
	2005	2004
Insurance Group Operations tax benefits	$53	$—
Gain on sale of ContentGuard, net of income taxes of $26	—	83

Total	$53	$83

As disclosed in Note 14 – Contingencies, in June 2005 we received notice that our 1996-1998 Internal Revenue Service (“IRS”) audit was finalized. As a result, during the second quarter of 2005 we recorded an income tax benefit of $53 for the favorable resolution of certain tax matters from that audit associated with our discontinued operations.

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

12-Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. The Production and Office segments are centered around strategic product groups which share common technology, manufacturing and product platforms, as well as classes of customers. During the 2005 first quarter, we implemented a new financial reporting system which has enabled greater efficiencies in financial reporting and provides enhanced analytical capabilities including activity-based cost analysis on shared services and internal cost allocations. As a result of the implementation, we made changes to the allocation of certain segment costs and expenses. These changes included a reallocation of costs associated with corporate and certain shared service

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

functions. These changes did not involve a change in the composition of our reportable segments and did not impact segment revenue in 2004. We have reclassified prior-period amounts to conform to the current period’s presentation. The following table illustrates the impact of these changes on quarterly segment operating profit for 2004:

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Operating Profit
Production	$4	$32	$47	$40	$123
Office	8	(12)	—	(15)	(19)
DMO	(3)	(2)	(2)	(1)	(8)
Other	(9)	(18)	(45)	(24)	(96)

Total	$—	$—	$—	$—	$—

The Production segment includes black and white products which operate at speeds over 90 pages per minute and color products which operate at speeds over 40 pages per minute, excluding 50 pages per minute products with an embedded controller. Products include the Xerox iGen3 digital color production press, Nuvera, DocuTech, DocuPrint, Xerox 2101 and DocuColor families, as well as older technology light-lens products. These products are sold predominantly through direct sales channels in North America and Europe to Fortune 1000, graphic arts, government, education and other public sector customers.

The Office segment includes black and white products which operate at speeds up to 90 pages per minute and color devices, up to 40 pages per minute, as well as, 50 pages per minute color devices with an embedded controller. Products include the suite of CopyCentre, WorkCentre, and WorkCentre Pro digital multifunction systems, DocuColor color multifunction products, color laser, solid ink and monochrome laser desktop printers, digital and light-lens copiers and facsimile products. These products are sold through direct and indirect sales channels in North America and Europe to global, national and mid-size commercial customers as well as government, education and other public sector customers.

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Operating segment revenues and profitability for the three months ended September 30, 2005 and 2004 were as follows:

	Production	Office	DMO	Other	Total
2005
Total segment revenues	$1,058	$1,848	$446	$407	$3,759

Segment profit (loss)	$73	$189	$18	$(14)	$266

2004
Total segment revenues	$1,067	$1,819	$406	$424	$3,716

Segment profit (loss)	$105	$182	$4	$(43)	$248

Operating segment revenues and profitability for the nine months ended September 30, 2005 and 2004 were as follows:

	Production	Office	DMO	Other	Total
2005
Total segment revenues	$3,255	$5,591	$1,298	$1,307	$11,451

Segment profit	$253	$554	$47	$161	$1,015

2004
Total segment revenues	$3,283	$5,545	$1,243	$1,325	$11,396

Segment profit (loss)	$309	$538	$29	$(58)	$818

The following is a reconciliation to pre-tax income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total segment profit	$266	$248	$1,015	$818
Reconciling items:
Restructuring and asset impairment charges	(17)	(23)	(296)	(62)
Provision for litigation matters	(107)	—	(107)	—
Initial provision for WEEE Directive	(26)	—	(26)	—
Hurricane Katrina losses	(15)	—	(15)	—
Other expenses	(1)	—	(8)	—
Equity in net income of unconsolidated affiliates	(23)	(62)	(80)	(119)

Pre-tax income	$77	$163	$483	$637

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

13-Investment in Affiliates, at Equity

Our equity in net income of our unconsolidated affiliates for the three and nine months ended September 30, 2005 and 2004, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Fuji Xerox	$22	$60	$75	$108
Other investments	1	2	5	11

Total	$23	$62	$80	$119

Unaudited condensed financial data of Fuji Xerox for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Summary of Operations
Revenues	$2,527	$2,309	$7,720	$7,087
Cost and expenses	2,392	1,926	7,234	6,401
Income before income taxes	135	383	486	686
Income taxes	47	142	170	262
Minorities’ interests	1	6	8	15

Net income	$87	$235	$308	$409

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25 percent ownership interest.

14-Contingencies

Guarantees, Indemnifications and Warranty Liabilities

Patent Indemnifications: In most sales transactions to resellers of our products, we indemnify against possible claims of patent infringement caused by our products or solutions. These indemnifications usually do not include limits on claims, provided the claims are made pursuant to the procedures required in the sales contracts. Also, in conjunction with our internal use or external distribution of third-party software products, we may provide indemnification to these third-party software providers against possible claims of patent infringement related to our use and distribution of their products. For the indemnification agreements discussed above, it is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each agreement. Historically, payments we have made under these agreements did not have a material effect on our business, financial condition or results of operations.

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

Product Warranty Liabilities: In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our lower-end products in the Office segment, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. The following table summarizes product warranty activity for the nine months ended September 30, 2005 and 2004:

	2005	2004
Balance as of January 1	$23	$19
Provisions	33	33
Payments and adjustments	(34)	(31)

Balance as of September 30	$22	$21

Tax related contingencies

Brazil Tax Contingencies: At September 30, 2005, our Brazilian operations had received assessments levied against it for indirect and other taxes which, inclusive of interest, were approximately $799. The change since the December 31, 2004 disclosed amount of $559 is primarily due to indexation and interest, additional assessments and currency. The assessments principally relate to the internal transfer of inventory. We are disputing these assessments and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these assessments will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, we may be required to make escrow cash deposits of up to half of the total amount in dispute. Generally, any such amounts would be refundable to the extent the matter is resolved in our favor.

IRS Audit Resolution: During second quarter 2005, we received notice that our 1996-1998 IRS audit had been finalized. As a result, we recorded an aggregate second quarter 2005 net income benefit of $343. $260 of this benefit, which includes an after-tax benefit of $33 for interest ($54 pre-tax benefit), is the result of a previously disclosed 2002 change in tax law that allowed us to recognize a benefit for capital losses associated with the disposition of our insurance group operations. As disclosed in our 2004 Annual Report, the capital losses from the sale of our insurance group operations were disallowed under the tax law existing at the time of those dispositions. As a result of IRS regulations issued in 2002, some portion of the losses could be claimed, subject

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

to certain limitations. We filed amended tax returns for the period 1995 through 1998, reporting $1.2 billion of additional capital losses. The claim of additional losses and related tax benefits required review by the U.S. Joint Committee on Taxation, which was completed on June 27, 2005. We had not previously recognized any tax benefit associated with these losses pending the finalization of the 1996 – 1998 IRS audit. The benefit will not result in a significant cash refund, but will increase tax credit carryforwards and reduce taxes otherwise potentially due. While these benefits originated from our discontinued operations, tax accounting rules require the classification of benefits resulting from a change in tax law to be classified within the continuing operations tax provision.

The $343 benefit also includes after-tax benefits of $83 related to the favorable resolution of certain other tax matters. Of this amount, $53 is related to our discontinued operations and is reported within Income from discontinued operations in the Condensed Consolidated Statements of Income (See Note 11-Income from Discontinued Operations).

The following is a summary of the aggregate benefit recorded and where classified in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2005:

	Tax Law Change	Resolution of Tax Matters	Aggregate Benefits
Other income, net	$(54)	$(3)	$(57)
Income tax benefits	(206)	(27)	(233)
Income from discontinued operations, net of tax	—	(53)	(53)

Net income	$(260)	$(83)	$(343)

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

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. Xerox and the individual defendants filed their opposition to that motion on June 28, 2005. The motion has been fully briefed, but has not been argued before the court. The court has not issued a ruling. On or about November 8, 2004, the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164 (“IBEW”) filed a motion to intervene as a named plaintiff and class representative. That motion has been fully briefed, but has not been argued before the court. The court has not issued a ruling. Separately, on June 8, 2005, IBEW and Robert W. Roten moved to substitute as lead plaintiffs and proposed class representatives. That motion has been fully briefed, but has not been argued before the court. The court has not issued a ruling. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced on January 18, 2005, MPI Technologies, Inc. (“MPI”) sought damages from Xerox Corporation and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement made as of March 15, 1994 between MPI and XCL and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. On September 9, 2005, the arbitration panel rendered its decision, awarding MPI approximately $89, plus interest thereon. The amount of interest has yet to be determined. We have accrued the amount of the $89 award, as well as our current estimate of the interest thereon. The parties have 90 days from September 9, 2005 in which to seek to set aside the award. We are reviewing the decision and expect to seek judicial review and intend to vigorously defend this matter.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claims that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for up to $135 coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. However, $10 of the entire amount may be unavailable due to the liquidation of one of the other insurers. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. On December 19, 2003, the Company and individual defendants moved to dismiss the complaint. On November 10, 2004, the Court issued an opinion partially granting and partially denying the motions. Among other things, the Court granted the motions to dismiss all of the claims for rescission and denied plaintiff’s request to replead. The Court denied the Company’s and some of the individual defendants’ motions to dismiss certain claims that seek to limit coverage based on particular provisions in the policy and that at least in part related to settlement with the SEC. Plaintiff filed notices of appeal on January 10, 2005 and February 11, 2005. The appeal is fully briefed and oral argument was heard on September 29, 2005. The appellate court has not rendered a decision. Separately, on February 22, 2005, the defendants filed a motion seeking dismissal of any remaining claims in light of Xerox’s representation that it will not seek coverage from plaintiff for settlement payments to the SEC. By order dated July 12, 2005, the court denied the motion. On August 23, 2005, defendants moved for leave to reargue the February 22 motion and separately moved for leave to renew the December 19, 2003 motions. Those motions have been fully briefed, but have not yet been argued before the court. The court has not issued a ruling. The Company and the individual defendants deny any wrongdoing and are vigorously defending the action.

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

Compression Labs, Inc. v. Agfa et al. (including Xerox Corporation): In April 2004, Compression Labs, Incorporated (CLI) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division against Xerox, along with 27 other companies, seeking unspecified damages for patent infringement, injunction and other ancillary relief. According to CLI, the patent covers an aspect of a standard for compressing full-color or gray-scale still images (JPEG). In July 2004, along with several of the other defendants in the above named action, we filed a complaint against CLI in Federal Court in Delaware, requesting a declaratory judgment of non-infringement and invalidity; a finding of an implied license to use the patent; a finding that CLI is estopped from enforcing the patent; damages and relief under state law for deceptive trade practices, unfair competition, fraud, negligent misrepresentation, equitable estoppel and patent misuse; and relief under federal anti-trust laws for CLI’s violation of Section 2 of the Sherman Act. On February 16, 2005, the U.S. Multi-District Litigation Panel ordered the subject lawsuit (along with all related lawsuits) be transferred from the District Court of the Eastern District of Texas to the District Court for the Northern District of California. All pre-trial proceedings will occur in the Northern District of California and the lawsuit will, if necessary, be transferred back to the Eastern District of Texas for trial. Discovery for all related cases will continue in the Northern District of California. On May 19, 2005 the judge recused herself from the litigation and a new judge was assigned in August 2005. We deny any wrongdoing and are vigorously defending this action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Tesseron, Ltd. v. Xerox Corporation: On October 28, 2004, an action was commenced by Tesseron, Ltd., in the United States District Court for the Northern District of Ohio against Xerox seeking unspecified damages for alleged infringement of seven U.S. patents. Tesseron asserts that its patents cover Xerox’s variable imaging software sold with Xerox’s production printing systems. Xerox filed an answer on January 28, 2005. The parties are currently engaged in discovery. We deny any wrongdoing and intend to vigorously defend the action. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Derivative Litigation Brought on Behalf of the Company:

Miller, et al. v. Allaire, et al.: Following the voluntary dismissal without prejudice of In re Xerox Derivative Actions in the Supreme Court of the State of New York, County of New York, the plaintiffs purportedly brought a substantially similar putative shareholder derivative action in Connecticut Superior Court, Judicial District of Stamford-Norwalk at Stamford in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG LLP. This action is based on substantially the same allegations and seeks substantially the same relief as the

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

discontinued action. The complaint alleges that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further allege that each of the director defendants breached his/her duties of due care and diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The complaint also asserts claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claim that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox is held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. Plaintiffs also demand injunctive relief from the indemnification of six former officers for disgorgements imposed pursuant to their respective settlements with the SEC and related legal fees. The individual defendants deny any wrongdoing.

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

Other Litigation:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm, formerly owned by 3Com Corporation, for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” Upon reexamination, the U.S. Patent and Trademark Office confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the District Court found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims, and on October 5, 2000 the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity, thus establishing liability. In January 2003, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals for the Federal Circuit affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and remanded the validity issues to the District Court for further analysis. On December 5, 2003 Palm moved for sanctions, alleging that Xerox withheld production of material information. Xerox has since responded to the motion denying the basis of claims. On December 10, 2003 the District Court heard oral arguments on summary judgment motions from both parties directed solely to the issue of validity. A decision denying Xerox’s motions and granting Palm’s motion of summary judgment for invalidity (“SJ”) was granted on May 21, 2004. In June 2004, Palm filed a motion requesting clarification of the grant of SJ, Xerox has responded to that motion, and also filed a motion to reconsider the SJ. On February 16, 2005, the District Court denied Xerox’s motion to reconsider and granted Palm’s motion to clarify. Pursuant to granting Palm’s motion, the District Court supplemented its decision of May 21, 2004. On June 10, 2005, Xerox filed an appeal brief with the Court of Appeals for the Federal Circuit, seeking reversal of the District Court’s holding of invalidity. Xerox is now preparing a reply brief to the Palm brief on the issue of invalidity. An oral hearing is scheduled for early March 2006.

Other Matters:

It is our policy to promptly and carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken. When and where appropriate, we report such matters to the U.S. Department of Justice and to the SEC, and/or make public disclosure.

India. In recent years we have become aware of a number of matters at our Indian subsidiary, Xerox Modicorp Ltd., that occurred over a period of several years, much of which occurred before we obtained majority ownership of these operations in mid 1999. These matters include misappropriations of funds and payments to other companies that may have been inaccurately recorded on the subsidiary’s books and certain improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. We have reported these transactions to the Indian authorities, the U.S. Department of Justice and to the SEC. The private Indian investigator engaged by the Indian Ministry of Company Affairs has completed an investigation of these matters. The Indian Ministry of Company Affairs has provided our Indian subsidiary with the investigator’s report which addresses the previously disclosed misappropriation of funds and improper payments and has requested comments, which the Indian subsidiary intends to provide in due course. The report includes allegations that Xerox Modicorp Ltd.’s senior officials and the Company were aware of such activities. The report also asserts the need for further investigation into potential criminal acts related to the improper activities addressed by the report. The matter is now pending in the Indian Ministry of Company Affairs. The Company has reported these developments and made a copy of the report received by Xerox Modicorp Ltd. available to the U.S. Department of Justice and the SEC. In March 2005, following the completion of a share buy-back program that increased our controlling ownership interest in our Indian subsidiary to approximately 89 percent from approximately 86 percent at year-end 2004, we changed the name of our Indian subsidiary to Xerox India Ltd.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

15-Employee Benefit Plans

Components of Net Periodic Cost

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$57	$56	$173	$164	$6	$5	$17	$16
Interest cost	124	122	376	362	23	22	68	67
Expected return on plan assets	(134)	(130)	(401)	(376)	—	—	—	—
Recognized net actuarial loss	24	23	74	72	8	6	24	18
Amortization of prior service cost	—	1	(1)	—	(6)	(6)	(18)	(18)
Recognized net transition obligation	—	1	1	4	—	—	—	—
Recognized settlement loss (1)	10	10	45	38	—	—	—	—

Net periodic benefit cost	$81	$83	$267	$264	$31	$27	$91	$83

(1)	Refer to Note 5 for that portion included in restructuring charges for the three and nine month periods ended September 30, 2004.

Employer Contributions

We previously disclosed in our 2004 Annual Report that we expected to contribute $114 to our worldwide defined benefit pension plans and $128 to our other post-retirement benefit plans in 2005. As of September 30, 2005, contributions of $363 and $87 were made to our defined benefit pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $32 to our defined benefit pension plans and $28 to our other post-retirement benefit plans in 2005 for a total of $395 for defined benefit plans and $115 for other post-retirement benefit plans. The increase in expected 2005 defined benefit pension plan contributions is primarily due to our election to contribute $230 to our U.S. plans in April 2005 for the purpose of making those plans 100 percent funded on a current liability basis under ERISA funding rules. This $230 contribution was made following a review of the 2005 actuarial valuation results and giving consideration to our liquidity position. In addition to the contribution to our U.S. plan, during September 2005, we contributed an additional $50 to our pension plan in the U.K. This contribution was also made for the purpose of improving the funded status of the plan and was not anticipated in our original funding estimate.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)

As disclosed in our 2004 Annual Report, we provide post-retirement benefits to a group of retirees under a plan for which we had not treated the employer paid drug coverage under the plan as being actuarially equivalent to the benefits provided under the Act. This assessment was made prior to the recent issuance of final regulations regarding the Act. Upon completion of our review of these regulations, we determined that this plan will be actuarially equivalent for a period of time, subject to actual trend rates of prescription drug costs and mortality of plan participants. However, this new determination did not materially change the other post-retirement benefits financial information presented above and in our 2004 Annual Report as it relates to this plan.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

16-Earnings per Share

The following tables summarize basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic Earnings per Share:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$71	$163	$651	$536
Accrued dividends on:
Series B Convertible Preferred Stock, net	—	—	—	(16)
Series C Mandatory Convertible Preferred Stock	(14)	(14)	(43)	(43)

Adjusted income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$57	$149	$608	$477
Income from discontinued operations, net	—	—	53	83
Cumulative effect of change in accounting principle, net	(8)	—	(8)	—

Adjusted net income available to common shareholders	$49	$149	$653	$560

Weighted Average Common Shares Outstanding	961,553	841,078	960,249	819,066
Basic Earnings per Share
Earnings from continuing operations	$0.06	$0.18	$0.63	$0.58
Earnings from discontinued operations	—	—	0.06	0.10
Loss from cumulative effect of change in accounting principle	(0.01)	—	(0.01)	—

Basic Earnings per Share	$0.05	$0.18	$0.68	$0.68

Diluted Earnings per Share:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$71	$163	$651	$536
ESOP expense adjustment, net	—	—	—	(6)
Accrued dividends on Series C Mandatory Convertible Preferred Stock	(14)	(14)	—	(43)
Interest on Convertible Securities, net (1)	—	14	1	41

Adjusted income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$57	$163	$652	$528
Income from discontinued operations, net	—	—	53	83
Cumulative effect of change in accounting principle, net	(8)	—	(8)	—

Adjusted net income available to common shareholders	$49	$163	$697	$611

Weighted Average Common Shares Outstanding	961,553	841,078	960,249	819,066
Common shares issuable with respect to:
Stock options and restricted stock	10,999	12,927	11,380	13,841
Series B Convertible Preferred Stock	—	—	—	22,567
Series C Mandatory Convertible Preferred Stock	—	—	74,797	—
Convertible securities (1)	—	115,417	1,992	115,417

Adjusted Weighted Average Common Shares Outstanding	972,552	969,422	1,048,418	970,891

Diluted Earnings per Share
Earnings from continuing operations	$0.06	$0.17	$0.62	$0.55
Earnings from discontinued operations	—	—	0.05	0.08
Loss from cumulative effect of change in accounting principle	(0.01)	—	(0.01)	—

Diluted Earnings per Share	$0.05	$0.17	$0.66	$0.63

(1)	The 2004 convertible securities amount primarily consisted of the convertible liability to Xerox Capital Trust II which is described in Note 10 to our 2004 financial statements included in the 2004 Annual Report.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

17-Financial Statements of Subsidiary Guarantors

The Senior Notes due 2009, 2010, 2011 and 2013 are jointly and severally guaranteed by Intelligent Electronics, Inc. and Xerox International Joint Marketing, Inc. (the “Guarantor Subsidiaries”), each of which is wholly-owned by Xerox Corporation (the “Parent Company”). The following supplemental financial information sets forth, on a condensed consolidating basis, statements of income, the balance sheets and statements of cash flows for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Xerox Corporation and subsidiaries as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004.

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2005

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations*	Total Company
Revenues
Sales	$776	$—	$945	$—	$1,721
Service, outsourcing and rentals	974	—	900	(52)	1,822
Finance income	81	—	168	(33)	216
Intercompany revenues	303	—	82	(385)	—

Total Revenues	2,134	—	2,095	(470)	3,759
Costs and Expenses
Cost of sales	485	—	666	(43)	1,108
Cost of service, outsourcing and rentals	528	—	489	—	1,017
Equipment financing interest	36	—	78	(33)	81
Intercompany cost of sales	269	—	65	(334)	—
Research, development and engineering expenses	227	—	24	(9)	242
Selling, administrative and general expenses	561	—	503	(53)	1,011
Restructuring and asset impairment charges	15	—	2	—	17
Other (income) expenses, net	100	(6)	112	—	206

Total Costs and Expenses	2,221	(6)	1,939	(472)	3,682

Income (Loss) from Continuing Operations before Income Taxes, Equity Income, Discontinued Operations and Cumulative Effect of Change in Accounting Principle	(87)	6	156	2	77
Income tax (benefits) expenses	(22)	2	50	(1)	29
Equity in net income of unconsolidated affiliates	1	—	22	—	23
Equity in net income (loss) of consolidated affiliates	130	(4)	(2)	(124)	—

Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	66	—	126	(121)	71
Income from Discontinued Operations, net of tax	—	—	—	—	—
Cumulative Effect of Change in Accounting Principle, net of tax	(3)	—	(5)	—	(8)

Net Income	$63	$—	$121	$(121)	$63

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2005

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations*	Total Company
Revenues
Sales	$2,301	$—	$2,941	$—	$5,242
Service, outsourcing and rentals	2,928	—	2,768	(151)	5,545
Finance income	229	—	527	(92)	664
Intercompany revenues	866	—	228	(1,094)	—

Total Revenues	6,324	—	6,464	(1,337)	11,451
Costs and Expenses
Cost of sales	1,422	—	2,027	(124)	3,325
Cost of service, outsourcing and rentals	1,648	—	1,515	(1)	3,162
Equipment financing interest	111	—	231	(92)	250
Intercompany cost of sales	768	—	181	(949)	—
Research, development and engineering expenses	667	—	70	(28)	709
Selling, administrative and general expenses	1,672	—	1,546	(152)	3,066
Restructuring and asset impairment charges	111	—	185	—	296
Other (income) expenses, net	(91)	(16)	267	—	160

Total Costs and Expenses	6,308	(16)	6,022	(1,346)	10,968

Income from Continuing Operations, before Income Taxes, Equity Income, Discontinued Operations and Cumulative Effect of Change in Accounting Principle	16	16	442	9	483
Income tax (benefits) expenses	(205)	6	106	5	(88)
Equity in net income of unconsolidated affiliates	4	—	80	(4)	80
Equity in net income (loss) of consolidated affiliates	421	(12)	(2)	(407)	—

Income (Loss) from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	646	(2)	414	(407)	651
Income from Discontinued Operations, net of tax	53	—	—	—	53
Cumulative Effect of Change in Accounting Principle, net of tax	(3)	—	(5)	—	(8)

Net Income (Loss)	$696	$(2)	$409	$(407)	$696

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Balance Sheets as of September 30, 2005

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations*	Total Company
Assets
Cash and cash equivalents	$838	$—	$507	$—	$1,345
Short-term investments	235	—	—	—	235
Accounts receivable, net	464	—	1,624	—	2,088
Billed portion of finance receivables, net	181	—	144	—	325
Finance receivables, net	849	—	1,741	—	2,590
Inventories	824	—	641	(35)	1,430
Other current assets	479	—	581	28	1,088

Total Current Assets	3,870	—	5,238	(7)	9,101
Finance receivables due after one year, net	1,568	—	3,292	—	4,860
Equipment on operating leases, net	246	—	168	—	414
Land, buildings and equipment, net	942	—	710	—	1,652
Investments in affiliates, at equity	41	—	1,184	(428)	797
Investments in and advances to consolidated subsidiaries	8,582	142	(172)	(8,552)	—
Intangible assets, net	287	—	14	—	301
Goodwill	89	—	1,600	8	1,697
Other long-term assets	1,587	—	1,558	303	3,448

Total Assets	$17,212	$142	$13,592	$(8,676)	$22,270

Liabilities and Equity
Short-term debt and current portion of long-term debt	$2	$—	$1,251	$—	$1,253
Accounts payable	577	—	535	19	1,131
Other current liabilities	755	16	1,153	(5)	1,919

Total Current Liabilities	1,334	16	2,939	14	4,303
Long-term debt	3,535	—	2,663	—	6,198
Intercompany payables, net	1,612	(256)	(1,314)	(42)	—
Liabilities to subsidiary trusts issuing preferred securities	728	—	—	—	728
Other long-term liabilities	2,547	(1)	1,055	(16)	3,585

Total Liabilities	9,756	(241)	5,343	(44)	14,814
Series C mandatory convertible preferred stock	889	—	—	—	889
Common shareholders’ equity	6,567	383	8,249	(8,632)	6,567

Total Liabilities and Equity	$17,212	$142	$13,592	$(8,676)	$22,270

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2005

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Company
Net cash (used in) provided by operating activities	$(1,328)	$—	$2,117	$789
Net cash (used in) provided by investing activities	(224)	—	10	(214)
Net cash used in financing activities	(56)	—	(2,338)	(2,394)
Effect of exchange rate changes on cash and cash equivalents	—	—	(54)	(54)

Decrease in cash and cash equivalents	(1,608)	—	(265)	(1,873)
Cash and cash equivalents at beginning of period	2,446	—	772	3,218

Cash and cash equivalents at end of period	$838	$—	$507	$1,345

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations*	Total Company
Revenues
Sales	$772	$—	$880	$—	$1,652
Service, outsourcing and rentals	1,006	—	883	(55)	1,834
Finance income	72	—	184	(26)	230
Intercompany revenues	244	—	92	(336)	—

Total Revenues	2,094	—	2,039	(417)	3,716
Costs and Expenses
Cost of sales	474	—	559	(30)	1,003
Cost of service, outsourcing and rentals	551	—	502	(4)	1,049
Equipment financing interest	26	—	85	(26)	85
Intercompany cost of sales	219	—	75	(294)	—
Research, development and engineering expenses	214	—	29	(9)	234
Selling, administrative and general expenses	574	—	515	(53)	1,036
Restructuring and asset impairment charges	7	—	16	—	23
Other expenses (income), net	16	(5)	112	—	123

Total Costs and Expenses	2,081	(5)	1,893	(416)	3,553

Income from Continuing Operations before Income Taxes, Equity Income, Discontinued Operations and Cumulative Effect of Change in Accounting Principle	13	5	146	(1)	163
Income tax expenses	8	2	40	12	62
Equity in net income of unconsolidated affiliates	2	—	59	1	62
Equity in net income (loss) of consolidated affiliates	156	(12)	—	(144)	—

Income (Loss) from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	163	(9)	165	(156)	163
Income from Discontinued Operations, net of tax	—	—	—	—	—
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	—	—	—

Net Income (Loss)	$163	$(9)	$165	$(156)	$163

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations*	Total Company
Revenues
Sales	$2,311	$—	$2,781	$—	$5,092
Service, outsourcing and rentals	3,037	—	2,725	(160)	5,602
Finance income	237	—	532	(67)	702
Intercompany revenues	725	—	275	(1,000)	—

Total Revenues	6,310	—	6,313	(1,227)	11,396
Costs and Expenses
Cost of sales	1,427	—	1,841	(100)	3,168
Cost of service, outsourcing and rentals	1,688	—	1,529	(14)	3,203
Equipment financing interest	77	—	250	(67)	260
Intercompany cost of sales	656	—	221	(877)	—
Research, development and engineering expenses	622	—	89	(27)	684
Selling, administrative and general expenses	1,720	—	1,554	(152)	3,122
Restructuring and asset impairment charges	30	—	32	—	62
Other (income) expenses, net	(23)	(16)	300	(1)	260

Total Costs and Expenses	6,197	(16)	5,816	(1,238)	10,759

Income from Continuing Operations before Income Taxes, Equity Income, Discontinued Operations and Cumulative Effect of Change in Accounting Principle	113	16	497	11	637
Income tax expenses	25	6	158	31	220
Equity in net income of unconsolidated affiliates	10	—	104	5	119
Equity in net income (loss) of consolidated affiliates	438	(26)	—	(412)	—

Income (Loss) from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	536	(16)	443	(427)	536
Income from Discontinued Operations, net of tax	83	—	—	—	83
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	—	—	—

Net Income (Loss)	$619	$(16)	$443	$(427)	$619

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and unless otherwise indicated)

Condensed Consolidating Balance Sheets as of December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations*	Total Company
Assets
Cash and cash equivalents	$2,446	$—	$772	$—	$3,218
Short-term investments	—	—	—	—	—
Accounts receivable, net	358	—	1,718	—	2,076
Billed portion of finance receivables, net	206	—	171	—	377
Finance receivables, net	581	—	2,351	—	2,932
Inventories	669	—	514	(40)	1,143
Other current assets	457	—	672	53	1,182

Total Current Assets	4,717	—	6,198	13	10,928
Finance receivables due after one year, net	1,099	—	4,089	—	5,188
Equipment on operating leases, net	229	—	169	—	398
Land, buildings and equipment, net	979	—	780	—	1,759
Investments in affiliates, at equity	61	—	801	(17)	845
Investments in and advances to consolidated subsidiaries ***	9,050	154	(165)	(9,039)	—
Intangible assets, net	289	—	8	—	297
Goodwill ***	490	—	1,350	8	1,848
Other long-term assets	1,106	—	2,515	—	3,621

Total Assets	$18,020	$154	$15,745	$(9,035)	$24,884

Liabilities and Equity
Short-term debt and current portion of long-term debt	$5	$—	$3,069	$—	$3,074
Accounts payable	476	—	522	39	1,037
Other current liabilities **	858	7	1,330	(6)	2,189

Total Current Liabilities	1,339	7	4,921	33	6,300

Long-term debt	3,632	—	3,418	—	7,050
Intercompany payables, net **	2,461	(239)	(2,200)	(22)	—
Liabilities to subsidiary trusts issuing preferred securities	717	—	—	—	717
Other long-term liabilities	2,738	—	961	(15)	3,684

Total Liabilities	10,887	(232)	7,100	(4)	17,751

Series C mandatory convertible preferred stock	889	—	—	—	889
Common shareholders’ equity ***	6,244	386	8,645	(9,031)	6,244

Total Liabilities and Equity	$18,020	$154	$15,745	$(9,035)	$24,884

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor and non-guarantor subsidiaries.
**	Reclassification to prior presentation made to properly reflect the elimination of an intercompany balance within these line items.
***	Reclassification to prior presentation made for a pushdown of goodwill from guarantor to non-guarantor subsidiaries. This pushdown did not effect total assets of the guarantor subsidiaries.

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

18-Subsequent Events

In October 2005, the board of directors authorized the repurchase of up to $500 million of the company’s common stock. The stock is expected to be repurchased over the next 12 months primarily through open-market purchases. Repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

In October 2005, we renegotiated our Loan Agreement with GECC resulting in a reduction in applicable interest rates and the elimination of the monthly borrowing requirement. The interest rate reduction is applicable to existing and new loans.

In October 2005, we finalized renegotiation of our Loan Agreement with Merrill Lynch in France resulting in an increase in the size of the facility from €350 million to €420 million ($421 to $505), lower applicable interest rates and an extension for an additional 2 years at our option from the current expiration date of July 2007.

Item 2

XEROX CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “Xerox Corporation” below refer to the standalone parent company and do not include subsidiaries. References to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries.

Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Equipment sales	$1,018	$1,000	$3,113	$3,052
Post sale and other revenue	2,525	2,486	7,674	7,642
Finance income	216	230	664	702

Total Revenues	$3,759	$3,716	$11,451	$11,396

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,721	$1,652	$5,242	$5,092
Less: Supplies, paper and other sales	(703)	(652)	(2,129)	(2,040)

Equipment sales	$1,018	$1,000	$3,113	$3,052

Service, outsourcing and rentals	$1,822	$1,834	$5,545	$5,602
Add: Supplies, paper and other sales	703	652	2,129	2,040

Post sale and other revenue	$2,525	$2,486	$7,674	$7,642

Third quarter 2005 total revenues increased by 1% compared to the third quarter 2004. Currency impact on total revenues was negligible in the quarter. Total revenues included the following:

•	2% growth in equipment sales, including benefits from currency of 1-percentage points, primarily reflects revenue growth from color in Office and Production, low-end black and white office products as well as growth in DMO. These growth areas were partially offset by revenue declines in higher-end office black and white products, and black and white production products.

•	2% growth in post sale and other revenue, including benefits from currency of 1-percentage points, primarily reflects growth in digital products and in DMO, which were partially offset by declines in light lens.

•	Finance income declined 6% including benefits from currency of 1-percentage points.

Total revenues for the nine months ended September 30, 2005 were comparable to the prior year period including benefits from currency with 1-percentage points. Total revenues included the following:

•	2% growth in equipment sales, including benefits from currency of 1-percentage points, primarily reflects revenue growth from color in Office and Production, low-end black and white office products as well as growth in DMO. These growth areas were partially offset by revenue declines in higher-end office black and white products, and black and white production products.

•	Post sale and other revenue were essentially unchanged, including benefits from currency of 1-percentage points, primarily reflecting growth in digital products as well as in DMO, which were partially offset by declines in light lens.

•	Finance income declined 5% including benefits from currency of 2-percentage points.

Third quarter 2005 net income was $63 million, or $0.05 per diluted share, and included the following items:

•	$79 million after-tax ($107 million pre-tax), or $0.08 per diluted share, charge for litigation matters related to the MPI arbitration panel decision and probable losses for other legal matters.

•	$18 million after-tax ($26 million pre-tax), or $0.02 per diluted share, charge related to the European Union Waste Directive, including the associated adoption of FASB Staff Position No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations.”

•	$11 million after-tax ($17 million pre-tax), or $0.01 per diluted share, charge related to restructuring.

•	$9 million after-tax ($15 million pre-tax), or $0.01 per diluted share, charge for losses sustained in connection with Hurricane Katrina.

•	$8 million after-tax ($12 million pre-tax), or $0.01 per diluted share, charge for a change in accounting principle related to the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).

Third quarter 2004 net income was $163 million, or $0.17 per diluted share, and included the following items:

•	$38 million net of tax, or $0.04 per diluted share, in equity income related to our share of the gain recorded by Fuji Xerox as a result of the transfer and settlement of a portion of their pension obligation to the Japanese government.

•	$16 million after-tax ($23 million pre-tax), or $0.02 per diluted share, charge related to restructuring.

Net income for the nine months ended September 30, 2005 was $696 million, or $0.66 per diluted share, and included the following items:

•	$343 million after-tax, or $0.33 per diluted share, benefit related to the finalization of the 1996-1998 IRS audit.

•	$58 million after-tax ($93 million pre-tax), or $0.06 per diluted share, gain from the sale of our equity interest in Integic Corporation (“Integic”).

•	$196 million after-tax ($296 million pre-tax), or $0.19 per diluted share, charge related to restructuring.

•	$79 million after-tax ($107 million pre-tax), or $0.08 per diluted share, charge for litigation matters related to the MPI arbitration panel decision and probable losses for other legal matters.

•	$18 million after-tax ($26 million pre-tax), or $0.02 per diluted share, charge related to the European Union Waste Directive, including the associated adoption of FASB Staff Position No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations.”

•	$9 million after-tax ($15 million pre-tax), or $0.01 per diluted share, charge for losses sustained in connection with Hurricane Katrina.

•	$8 million after-tax ($12 million pre-tax), or $0.01 per diluted share, charge for a change in accounting principle related to the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).

Net income for the nine months ended September 30, 2004 was $619 million, or $0.63 per diluted share, and included the following items:

•	$83 million after-tax ($109 million pre-tax), or $0.08 per diluted share, gain from the sale of all but 2 percent of our 75 percent equity interest in ContentGuard Holdings, Inc. (“ContentGuard”).

•	$38 million after-tax, or $0.04 per diluted share, in equity income related to our share of the gain recorded by Fuji Xerox as a result of the transfer and settlement of a portion of their pension obligation to the Japanese government.

•	$30 million after-tax ($38 million pre-tax), or $0.03 per diluted share, gain from the sale of our ownership interest in ScanSoft, Inc. (“ScanSoft”).

•	$41 million after-tax ($62 million pre-tax), or $0.04 per diluted share, charge related to restructuring.

Operations Review

Revenues for the three and nine months ended September 30, 2005 and 2004 were as follows:

(in millions)	Production	Office	DMO	Other	Total
Three months ended September 30, 2005
Equipment sales	$282	$566	$134	$36	$1,018
Post sale and other revenue	693	1,155	310	367	2,525
Finance income	83	127	2	4	216

Total Revenues	$1,058	$1,848	$446	$407	$3,759

Three months ended September 30, 2004
Equipment sales	$280	$571	$114	$35	$1,000
Post sale and other revenue	697	1,115	289	385	2,486
Finance income	90	133	3	4	230

Total Revenues	$1,067	$1,819	$406	$424	$3,716

(in millions)	Production	Office	DMO	Other	Total
Nine months ended September 30, 2005
Equipment sales	$890	$1,725	$384	$114	$3,113
Post sale and other revenue	2,109	3,475	907	1,183	7,674
Finance income	256	391	7	10	664

Total Revenues	$3,255	$5,591	$1,298	$1,307	$11,451

Nine months ended September 30, 2004
Equipment sales	$875	$1,694	$353	$130	$3,052
Post sale and other revenue	2,137	3,444	881	1,180	7,642
Finance income	271	407	9	15	702

Total Revenues	$3,283	$5,545	$1,243	$1,325	$11,396

Equipment sales reflect the results of our technology investments and the associated product launches as approximately two-thirds of the third quarter and year-to-date 2005 equipment sales were generated from products launched in the past 24 months. During 2005 we have launched 43 new products through September 2005, including 3 products in the third quarter of this year.

The third quarter 2005 equipment sales growth was 2%, including benefits from currency of 1-percentage points, reflecting growth in Production and DMO, partially offset by a 1% decline in Office. Color equipment sales of $390 million in the third quarter 2005 grew 31%, and color sales represented 38% of total equipment sales in the third quarter 2005 versus 30% in the third quarter 2004.

Equipment sales for the nine month period ended September 30, 2005 increased 2%, including benefits from currency of 1-percentage points, reflecting growth in lower-end office black and white devices, color printers, as well as office and production color systems, which more than offset declines in other monochrome office and monochrome production products. Color equipment sales of $1,154 million for the nine month period ended

September 30, 2005, grew 23% from the prior year comparable period. Color equipment sales for the nine months ended September 30, 2005 represented 37% of total equipment sales versus 30% for the prior year comparable period.

Production

Production equipment sales for the three and nine months ended September 30, 2005 increased 1% and 2% from prior year comparable periods, primarily reflecting install growth as well as benefits from currency of 1-percentage points and 2-percentage points, respectively. These items were partially offset by price declines of 5% to 10% and product mix. The product mix reflects an increased proportion of black and white light production sales. Install activity for the three and nine months ended September 30, 2005, consists of:

•	5% and 14% growth in installs of production color products largely driven by strong iGen3®, DocuColor® 5252 and the Xerox DocuColor® 8000 series products install activities.

•	21% and 4% growth in installs of black and white production systems reflecting the continued success of the 4110 light production system.

Office

Office equipment sales for the three months ended September 30, 2005 declined 1%, including benefits from currency of 1-percentage points. Strong install growth was more than offset by price declines of 5% to 10% and product mix, which reflected an increased proportion of lower-end equipment sales. Office equipment sales for the nine months ended September 30, 2005 increased 2%, including benefits from currency of 2-percentage points. Strong install growth was more than offset by price declines of 5% to 10% and product mix, which reflected an increased proportion of lower-end equipment sales. Install activity for the three and nine months ended September 30, 2005, consists of:

•	21% and 23% install growth in black and white digital copiers and multifunction devices driven by strong sales of Segment 1&2 devices (11-30 ppm), which more than offset declines of Segments 3&4 devices (31-69 ppm).

•	191% and 175% install growth in color printers.

•	56% and 50% install growth in office color multifunction systems driven in part by strong sales of the DocuColor 240/250, which was announced on June 28, 2005.

DMO

DMO equipment sales consist primarily of Segment 1&2 (11-30 ppm) devices and printers. Equipment sales for the three and nine months ended September 30, 2005 grew 18% and 9%, reflecting strong growth in Eurasia and Central and Eastern Europe.

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

The third quarter post sale and other revenue grew 2%, including benefits from currency of 1-percentage points. The growth areas (digital office, digital production and value added services) collectively grew 6%, and DMO grew 7%, more than offsetting a 40% decline in analog light lens products. Color post sale and other revenue grew 20% in the third quarter 2005, and color sales represented 27% of post sale and other revenue in the third quarter 2005 versus 23% in the third quarter 2004. In the third quarter 2005 approximately 7% of our pages were printed on color devices, which is 2-percentage points higher than the third quarter 2004. Color pages generate around five times more revenue and gross profit dollars than black and white pages. Post sale and other revenue for the nine month period ended September 30, 2005 was comparable to the prior year period, with growth areas (digital office, digital production and value added services) collectively growing 5%, and DMO growing 3%, more than offsetting a 41% decline in analog light lens products.

Within post sale and other revenue, supplies, paper and other sales of $703 million and $2,129 million for the three and nine months ended September 30, 2005 grew 8% and 4% from prior year comparable periods, in part reflecting growth in color consumables. Service, outsourcing, and rental revenue of $1,822 million and $5,545 million for the three and nine months ended September 30, 2005 declined 1% from prior year comparable periods, reflecting a decline in service and rental revenue due to lower equipment populations and related page volumes, partially offset growth in outsourcing revenue and benefits from currency.

Production

Production post sale and other revenue for the three and nine months ended September 30, 2005 declined 1% from prior year comparable periods, as declines in black and white were partially offset by growth in color. Currency impact was negligible in the third Quarter 2005 and had a 1-percentage point benefit for the nine months ended September 30, 2005.

Office

Office post sale and other revenue for the three and nine months ended September 30, 2005 grew 4% and 1% from prior year comparable periods, primarily reflecting growth in digital black and white, color printing, and color multifunction products, as well as a 1-percentage point benefit from currency. These positive effects were partially offset by declines in older light lens technology.

DMO

DMO post sale and other revenue for the three and nine months ended September 30, 2005 grew 7% and 3% from prior year comparable periods, reflecting growth in Eurasia and Central and Eastern Europe, more than offsetting declines in Brazil.

Other

Third quarter 2005 post sale and other revenue declined 5% due to declines in SOHO supply sales and value added services. The decline in value added services reflects the integration of a portion of our services contracts into our outsourcing business, the revenue from which is included in the Office and Production segments. Post sale and other revenue for the nine month period ended September 30, 2005 were comparable to the prior year period, including benefits from currency of 2-percentage points.

Segment Operating Profit

Total segment operating profit for the three and nine months ended September 30, 2005 of $266 million and $1,015 million increased by $18 million and $197 million from prior year comparable periods. The third quarter 2005 segment operating margin increased 0.4-percentage points from the prior year comparable period. 2005 segment operating margin for the nine months ended September 30, 2005 of 8.9% increased 1.7-percentage points from the prior year comparable period, as a result of increases in Other, due to the sale of Integic, higher interest income and lower non-financing interest expense. See Note 12 – Segment Reporting in the Condensed Consolidated Financial Statements, for further discussion on our reportable segment operating revenues and segment operating profit.

Production

Production operating profit for the three and nine months ended September 30, 2005 of $73 million and $253 million declined $32 million and $56 million from prior year comparable periods. Operating margin of 6.9% and 7.8% declined 2.9-percentage points and 1.6-percentage points from prior year comparable periods, reflecting:

•	Reduced gross margins impacted by product mix.

•	SAG increased slightly as selling expense and bad debt increases (only third quarter of 2005), were only partially offset by improvements in G&A.

•	R,D&E as a percent of revenue decreased year over year as we captured the benefits from our platform strategy to launch new technology.

Office

Office operating profit for the three and nine months ended September 30, 2005 of $189 million and $554 million increased $7 million and $16 million from prior year comparable periods. Operating margin of 10.2% and 9.9% increased 0.2-percentage points from prior year comparable periods, reflecting lower SAG, partially offset by lower gross margin impacted by mix and higher R,D&E.

DMO

DMO operating profit for the three and nine months ended September 30, 2005 of $18 million and $47 million increased $14 million and $18 million from prior year comparable periods. Operating margin of 4.0% and 3.6% increased 3.0-percentage points and 1.3-percentage points from prior year comparable periods, reflecting lower G&A and bad debt expense.

Other

Other operating (loss) profit for the three and nine months ended September 30, 2005 of $14 million and $161 million improved $29 million and $219 million from prior year comparable periods, reflecting the following quarter and year-to-date effects, respectively:

•	Higher interest income of $4 million and $66 million. The year-to-date increase includes $57 million associated with the finalization of the 1996-1998 IRS audit.

•	Lower non-financing interest expense of $36 million and $92 million, due to lower average debt balances.

•	A favorable improvement in aggregate currency gains and losses of $20 million and $36 million.

In addition, the 2005 year-to-date comparison benefited from the $93 million gain on the sale of Integic in the second quarter. The above noted positive items were partially offset by the absence of the $38 million pension settlement gain from Fuji Xerox in the third quarter 2004, as well as the absence of the $38 million gain from the 2004 second quarter sale of our ownership interest in ScanSoft.

Key Ratios and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	%	%	%	%
Gross Margin
Sales	35.6	39.3	36.6	37.8
Service, outsourcing and rentals	44.2	42.8	43.0	42.8
Finance income	62.5	63.0	62.3	63.0
Total	41.3	42.5	41.2	41.8
R,D&E % Revenue	6.4	6.3	6.2	6.0
SAG % Revenue	26.9	27.9	26.8	27.4

Third quarter 2005 total gross margin of 41.3% declined 1.2-percentage points reflecting a change in product mix of 1.6-percentage points. Cost improvements of 1.9-percentage points more than offset the 1.3-percentage points impact of price declines. Gross margin of 41.2% for the nine months ended September 30,

2005 decreased by 0.6-percentage points from the prior year comparable period reflecting a change in product mix of 1.4-percentage points. Price declines of 1.3-percentage points more than offset by cost improvements of 1.9-percentage points.

Third quarter 2005 Sales gross margin of 35.6% declined 3.7-percentage points driven by product mix and price declines, partially offset by cost improvements. The change in product mix reflects a higher proportion of sales of products with lower gross margins, including color printers and light production systems, and a lower proportion of sales of products with higher gross margins, including higher-end office black and white products and higher-end black and white production systems. Sales gross margin of 36.6% for the nine months ended September 30, 2005 decreased 1.2-percentage points from the prior year comparable period as changes in product mix and price declines of 3.7-percetange points were partially offset by cost improvements, increased licensing revenues and other variances of 2.5-percetange points.

Third quarter 2005 Service, outsourcing and rentals margin of 44.2% improved 1.4-percentage points reflecting cost improvements, which more than offset unfavorable mix and price declines. Service, outsourcing and rentals margin of 43.0% for the nine months ended September 30, 2005 increased 0.2-percentage point from the prior year comparable period as cost improvements of 2.5-percentage points more than offset the impact of price declines, changes in product mix and other variances of 2.3-percentage points.

Research, development and engineering (“R,D&E”) of $242 million and $709 million for the three and nine months ended September 30, 2005 was $8 million and $25 million higher from prior year comparable periods. Research and development (“R&D”) of $196 million and $567 million for the three and nine months ended September 30, 2005 increased $7 million and remained essentially unchanged from prior year comparable periods. These period over period comparisons reflect increased spending in the Office segment that was partially offset by lower expenditures in the Production segment as a result of recent product launches, and cost efficiencies that we captured from our platform development strategy. We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D remains strategically coordinated with that of Fuji Xerox.

Sustaining engineering costs of $46 million and $142 million for the three and nine months ended September 30, 2005 increased by $1 million and $27 million from prior year comparable periods, based on increases in year-over-year product launches. Refer to Note 1-Basis of Presentation and Note 9-Research, Development and Engineering in Condensed Consolidated Financial Statements.

The following table illustrates the effects of our July 1, 2005 reclassification of our sustaining engineering costs from cost of sales to our new income statement line item entitled R,D&E:

(in millions)
	2004					2005
	Q1	Q2	Q3	Q4	YTD	Q1	Q2	Q3	YTD
Total Sustaining Engineering (“SE”)	$29	$41	$45	$38	$153	$42	$54	$46	142

Gross Margin %, with SE	39.8%	41.3%	41.3%	40.1%	40.6%	40.7%	39.0%	40.1%	39.9%
Gross Margin %, without SE	40.6%	42.4%	42.5%	40.9%	41.6%	41.8%	40.4%	41.3%	41.2%
R&D % revenue, without SE	5.0%	4.9%	5.1%	4.4%	4.8%	4.9%	4.8%	5.2%	5.0%
R,D&E %, with SE	5.8%	5.9%	6.3%	5.3%	5.8%	6.0%	6.2%	6.4%	6.2%

Selling, administrative and general (“SAG”) expenses of $1,011 million and $3,066 million for the three and nine months ended September 30, 2005, were $25 million and $56 million lower than prior year comparable periods primarily reflecting:

•	A $23 million and $52 million reduction in general and administrative (“G&A”) expenses due to continued expense management initiatives.

•	Bad debt expense of $54 million for the nine months ended September 30, 2005 was a $46 million reduction from the prior year comparable period based on improvements in collection performance, receivables aging and write-off trends. Bad debt expense of $20 million for the three months ended September 30, 2005 was essentially unchanged from the 2004 third quarter.

•	Selling expenses of $1,719 million for the nine months ended September 30, 2005 increased $43 million from the prior year comparable period due to additional spending for advertising and marketing programs to support product launches and other selling expenses, as well as, special compensation payments related to the 2005 annual merit increase process. These increases in selling expenses were partially offset by the absence of $28 million Olympic marketing expense that occurred in the 2004 third quarter. Selling expenses of $566 million for the three months ended September 30, 2005 were essentially unchanged from the 2004 third quarter as increased selling expense was offset by the absence of $28 million Olympic marketing expense.

For the three and nine months ended September 30, 2005, we recorded restructuring charges of $17 million and $296 million, primarily related to the headcount reductions of approximately 300 and 3,000 employees, respectively, across all geographies and segments. The restructuring initiatives are focused on cost efficiencies in service, manufacturing, and back office support operations. The remaining restructuring reserve balance as of September 30, 2005, for all programs was $277 million, of which approximately $239 million is expected to be spent in the next 12 months.

Worldwide employment of 56,300 declined approximately 1,800 from December 31, 2004, primarily reflecting reductions attributable to our restructuring programs and other attrition.

Other expenses, net for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Non-financing interest expense	$55	$91	$178	$270
Interest income	(18)	(14)	(124)	(58)
Loss (gain) on sales of businesses and assets	2	3	(100)	(51)
Currency losses, net	—	20	10	46
Amortization of intangible assets	10	9	29	27
Legal matters	107	7	106	15
All other expenses, net	50	7	61	11

Total	$206	$123	$160	$260

Non-financing interest expense of $55 million and $178 million for the three and nine months ended September 30, 2005, was $36 million and $92 million lower than prior year comparable periods. These declines relate to the conversion of the Xerox Capital Trust II liability in December 2004 ($22 million and $67 million, respectively) and lower average debt balances which were partially offset by higher interest rates.

Interest income of $18 million and $124 million for the three and nine months ended September 30, 2005, was $4 million and $66 million higher than prior year comparable periods, primarily reflecting:

•	Increase of $29 million reflecting higher rates of return ($4 million in the third quarter of 2005), partially offset by lower average cash balances (only third quarter of 2005).

•	Increase of $57 million associated with the previously disclosed settlement of the 1996-1998 IRS audit (Refer to Note 14 – Contingencies in the Condensed Consolidated Financial Statements).

•	These increases were partially offset by the absence of interest income of $26 million related to a 2004 second quarter domestic tax refund.

Gain on sales of businesses and assets of $100 million for the nine months ended September 30, 2005 relates primarily to the $93 million gain in the 2005 first quarter on the sale of Integic. The 2004 gains on the sale of businesses and assets primarily reflect the $38 million pre-tax gain from the sale of our ownership interest in ScanSoft, as well as, gains of $14 million related to the sale of certain excess land and buildings in Europe and Mexico.

Currency gains and losses offset each other in the third quarter 2005 compared to $20 million of net currency losses in the third quarter 2004. 2005 third quarter currency gains and losses reflect the following offsetting impacts:

•	Gains related to the mark to market of derivative contracts, due to the weakening Euro, that are economically hedging the cost of anticipated foreign currency denominated inventory purchases and other payments in Europe.

•	Losses related to the mark to market of derivative contracts, due to the strengthening U.S. Dollar against the Yen, economically hedging the cost of anticipated foreign currency denominated inventory purchases in the United States.

We incurred currency losses of $10 million and $46 million for the nine months ended September 30, 2005 and 2004. The 2005 nine month losses are primarily related to losses on the mark to market of derivative contracts that economically hedge the cost of future foreign currency denominated inventory purchases predominantly in the United States. The 2004 nine month losses were largely due to the cost of hedging European, Japanese and Brazilian currency exposures, primarily through the use of forward exchange contracts.

Legal matters of $107 million and $106 million for the three and nine months ended September 30, 2005, was $100 million and $91 million higher than prior year comparable periods, primarily reflecting the following 2005 third quarter items:

•	$89 million related to the previously disclosed MPI arbitration panel ruling.

•	$18 million related to other legal matters and the interest expense associated with the MPI matter. The other legal matters charge is for probable losses on cases that are not yet resolved.

All other expenses, net of $50 million and $61 million for the three and nine months ended September 30, 2005, was $43 million and $50 million higher than prior year comparable periods, primarily reflecting the following 2005 third quarter items:

•	$15 million for losses sustained from Hurricane Katrina related to property damage and impaired receivables. We continue to assess the estimate of our losses from the effects of Hurricane Katrina. Total assets in the affected areas, primarily finance receivables from customers, are approximately $35 million.

•	$26 million charge related to the European Union Waste Directive, including the associated adoption of FASB Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, which provided guidance on accounting for the European Union (EU) Directive on the disposal of electronic equipment. Refer to Note 2 – Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements.

Income tax expenses (benefits) were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pre-tax income	$77	$163	$483	$637
Income tax expenses (benefits)	29	62	(88)	220
Effective tax rate	37.7%	38.0%	(18.2)%	34.5%

The 2005 third quarter effective tax rate of 37.7% was higher than the U.S. statutory tax rate of 35% primarily reflecting:

•	Losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances.

•	The geographical mix of income before taxes and the related tax rates in those jurisdictions.

•	These impacts were partially offset by favorable audit and other tax return adjustments realized in the current quarter.

The 2005 year-to-date third quarter effective tax rate of (18.2%) was lower than the U.S. statutory tax rate primarily due to:

•	Tax benefits of $253 million, associated with the finalization of the 1996-1998 IRS audit in the second quarter.

•	Tax benefit of $33 million from the reversal of a valuation allowance on deferred tax assets associated with foreign net operating loss carryforwards. This reversal followed a re-evaluation of their future realization resulting from a refinancing of a foreign operation.

•	These impacts were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances and the geographical mix of income and the related tax rates in those jurisdictions.

The 2004 third quarter effective tax rate was higher than the U.S. statutory tax rate, primarily reflecting:

•	Losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances.

•	Partially offsetting this impact is the geographical mix of income before taxes and the related tax rates in those jurisdictions.

The 2004 year-to-date third quarter effective tax rate was lower than the U.S. statutory tax rate primarily reflecting:

•	Net tax benefit of $12 million associated with a domestic tax refund claim resulting from a change in tax law.

•	Tax benefit of $6 million due to the book/tax basis difference in the sale of ScanSoft.

•	The geographical mix of income and the related tax rates in those jurisdictions.

•	These impacts were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances.

Our effective tax rate will change based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. We anticipate that our effective tax rate for the fourth quarter will approximate 36% and our full year rate will be 9%, which includes the benefit of the finalization of the 1996—1998 IRS audit recorded in the second quarter of 2005.

Equity in net income of unconsolidated affiliates of $80 million for the nine months ended September 30, 2005 decreased $39 million from the prior year comparable period reflecting:

•	The absence of the $38 million pension settlement gain from Fuji Xerox in the third quarter 2004 offset by an $5 million increase in our 25 percent share of Fuji Xerox’s net income. See Note 13—Investment in Affiliates, at Equity in the Condensed Consolidated Financial Statements for summarized income statement data for Fuji Xerox.

•	The absence of $5 million of equity income from Integic Corporation. In first quarter 2005, we sold our entire equity interest in Integic Corporation.

•	The decrease of $1 million from other smaller equity investments.

Cumulative Effect of Change in Accounting Principle

During the three and nine months ended September 30, 2005, we recorded an $8 million after-tax ($12 million pre-tax) charge for cumulative effect of change in accounting principle related to the early adoption of FIN 47. Refer to Note 2—Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the nine months ended September 30, 2005 and 2004 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
	2005	2004	Amount Change
Net Cash provided by operating activities	$789	$934	$(145)
Net Cash (used in) provided by investing activities	(214)	283	(497)
Net Cash used in financing activities	(2,394)	(282)	(2,112)
Effect of exchange rate changes on cash and cash equivalents	(54)	(17)	(37)

(Decrease) increase in cash and cash equivalents	(1,873)	918	(2,791)
Cash and cash equivalents at beginning of period	3,218	2,477	741

Cash and cash equivalents at end of period	$1,345	$3,395	$(2,050)
Short-term investments	235	—	$235

Total Cash, cash equivalents and Short-term investments	$1,580	$3,395	$(1,815)

In the nine months ended September 30, 2005 we generated $789 million in net cash provided by operating activities, as compared to $934 million for the same period in 2004. The $145 million decrease in funds from operating activities was primarily due to the following:

•	$208 million decrease due to a growth in accounts receivable reflecting 2005 equipment sales growth, particularly in low end printer devices, as well as excellent 2004 collection performance.

•	$73 million decrease due to growth in inventory, primarily in the Office segment to support new product launches.

•	$41 million decrease due to lower finance receivable runoffs.

•	$131 million increase due to improved accounts payable management practices, as well as increased inventory purchases.

•	$19 million increase resulting from lower restructuring cash payments, primarily reflecting the timing of payments related to prior year restructuring actions.

Net cash (used in) provided by investing activities for the nine months ended September 30, 2005 was a $214 million use of cash compared to a $283 million source of cash during the same period in 2004. The $497 million increase in cash used in investing activities was primarily due to:

•	$236 million increase reflecting the net purchases of short-term investments, which are intended to increase our return on available cash.

•	$135 million increase reflecting lower net reductions of escrow and other restricted investments, primarily as a result of significant releases of restricted cash on our secured debt arrangements in 2004.

•	$82 million increase reflecting lower proceeds from the divestitures of businesses. 2005 included $96 million from the sale of our ownership interest in Integic Corporation. 2004 included $79 million from the sale of our ownership interest in ScanSoft, $66 million from the sale of our ownership interest in ContentGuard, Inc. and $36 million from a preferred stock investment.

•	$44 million increase reflecting lower proceeds received from the sale of certain excess land, buildings and equipment.

Net cash used in financing activities for the nine months ended September 30, 2005 was $2,394 million compared to $282 million in the same period in 2004. The $2,112 million increase in net cash used by financing activities was primarily due to the following:

•	$1,319 million increase in net payments on secured borrowings.

•	$750 million lower proceeds from other debt resulting from the third quarter 2004 issuance of senior notes due in 2011.

•	$69 million increase in payments on term and other debt.

For the nine months ended September 30, 2005, we had $140 million in repayments from the early redemption of public unsecured debt maturities in addition to $1,059 million in scheduled public debt maturities.

As of September 30, 2005, 46% of total finance receivables were encumbered as compared to 59% at December 31, 2004. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2005. Further, we intend to reduce both our overall debt and the proportion of secured debt in our capital structure. The following table compares finance receivables to financing-related debt as of September 30, 2005:

	Finance Receivables	Secured Debt
(in millions)
Finance Receivables Encumbered by Loans (1):
GE secured loans:
GE Loans—U.S.	$1,941	$1,765
GE Loans—Canada	315	231
GE Loans—U.K.	644	605

Total GE encumbered finance receivables, net	2,900	2,601
Merrill Lynch Loan—France	405	326
DLL-Netherlands (2)	239	205

Total encumbered finance receivables, net	$3,544	$3,132

Unencumbered finance receivables, net (3)	$4,231

Total Finance Receivables, net (4)	$7,775

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.

(2)	At the end of the third quarter 2005, we repaid $120 million of secured debt through a transaction with our DLL Joint Venture to purchase DLL’s parent’s 51% ownership interest in the Belgium and Spain leasing operations.
(3)	In the third quarter of 2005, we repaid our Asset-Backed Notes in France of $47 million. As a result, the related finance receivables are classified within Unencumbered finance receivables, net as of September 30, 2005.
(4)	Includes (i) billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of September 30, 2005.

In addition to the above, as of September 30, 2005, approximately $174 million of debt was secured by $308 million of trade receivables under a three-year $400 million revolving credit facility with GE. This arrangement is being accounted for as a secured borrowing in our Condensed Consolidated Balance Sheets.

During the quarter ended September 30, 2005 we:

•	Originated loans secured primarily by finance receivables generating cash proceeds of $36 million.

•	Repaid loans secured primarily by finance receivables of $560 million. At the end of the third quarter 2005, we repaid $120 million of secured debt through a transaction with our DLL Joint Venture to purchase DLL’s parent’s 51% ownership interest in the Belgium and Spain leasing operations, which were previously sold to the joint venture in the fourth quarter of 2003. In connection with the purchase, the secured borrowings to DLL’s parent in these operations were repaid and the related finance receivables are no longer encumbered. Other than the repayment of the secured debt, the effects from this transaction were immaterial.

Subsequent to quarter ended September 30, 2005:

•	Finalized renegotiation of our GE U.S. Loan Agreement and the France warehouse loan agreement with Merrill Lynch to provide flexibility to better manage our overall secured debt and associated interest expense. The GE U.S. Loan Agreement was amended to remove our monthly requirement to borrow and to reduce applicable interest rates on existing and new loans.

The preceding items have allowed us to reduce our outstanding level of debt secured by finance receivables from $4,436 million as of December 31, 2004 to $3,132 million as of September 30, 2005.

As of September 30, 2005, debt secured by finance receivables represented approximately 42 percent of total debt. Our debt maturities for the remainder of 2005 and 2006 by quarter, 2007, 2008 and 2009 by year and thereafter are as follows:

	Bonds/ Bank Loans/ Other	Secured by Finance Receivables	Total Debt
Fourth Quarter	$39	$374	$413

2005	39	374	413
First Quarter	11	303	314
Second Quarter	16	269	285
Third Quarter	7	235	242
Fourth Quarter	4	200	204

2006	38	1,007	1,045
2007	450	741	1,191
2008	336	934	1,270
2009	892	70	962
Thereafter	2,564	6	2,570

Total	$4,319	$3,132	$7,451

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

Our current credit ratings as of September 30, 2005 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1), (2), (6)	Ba2	Positive	The Moody’s rating was upgraded from B1 in August 2004. The outlook was upgraded to positive in September 2005.
S&P (3), (4)	BB-	Positive	The S&P rating on Senior Secured Debt is BB-. The outlook was upgraded to positive in April 2005.
Fitch (5)	BB+	Positive	The Fitch rating was upgraded from BB in August 2005.

(1)	In December 2003, Moody’s assigned to Xerox a first time SGL-1 rating. This rating was affirmed in August 2004.
(2)	In August 2004, Moody’s upgraded the long-term senior unsecured debt rating of Xerox from B1 to Ba2, a two notch upgrade. The corporate rating was upgraded to Ba1.
(3)	In April 2005, S&P launched a short-term speculative-grade rating scale and assigned to Xerox a first time B-1 rating.
(4)	In April 2005, S&P upgraded the long-term senior unsecured debt rating of Xerox from B+ to BB-, a one notch upgrade. The corporate rating was affirmed as BB- and changed its Outlook from Stable to Positive.
(5)	In August 2005, Fitch upgraded the senior unsecured debt of Xerox from BB to BB+, and also upgraded the Trust Preferred securities from B+ to BB-, both one notch upgrades. The corporate rating Outlook was affirmed as positive and affirmed the Secured Bank Facility at BBB-.
(6)	In September 2005, Moody’s changed its Outlook from Stable to Positive.

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

Summary—Financial Flexibility and Liquidity:

With $1.6 billion of cash and cash equivalents, including short-term investments, as of September 30, 2005, borrowing capacity under our 2003 Credit Facility of $700 million (less $15 million utilized for letters of credit) and funding available through our secured funding programs, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control. As of September 30, 2005, we have an active shelf registration statement with $1.75 billion of capacity that enables us to access the market on an opportunistic basis and offer both debt and equity securities.

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

Some of our derivative contracts and other material contracts at September 30, 2005 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 56 of this Quarterly Report on Form 10-Q is hereby incorporated by reference.

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

(b) Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

The information set forth under Note 14 contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005, registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on July 15, 2005: Registrant issued 38,397 deferred stock units (“DSU”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The DSUs were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Hilmar Kopper, Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Ann N. Reese and Stephen Robert.

(c)	The DSUs were issued at a deemed purchase price of $13.74 per DSU (aggregate price $527,575), based upon the market value of our Common Stock on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 5 Other Information

Renewal of Rule 10b5-1 Plans

Registrant has been advised on October 27, 2005 that Anne M. Mulcahy, its Chairman and Chief Executive Officer, and Ursula M. Burns, Senior Vice President and President, Business Group Operations have each entered into a pre-arranged plan with the Smith Barney Division of Citigroup Global Markets Inc. to sell a small portion of their respective equity holdings in Registrant. These plans were adopted in compliance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under her plan, Mulcahy will sell up to 475,000 shares of Registrant’s common stock in the next year. These shares will be acquired through the exercise of employee stock options granted in 2001 and represent about 8% of the total shares and options of Registrant that she owns. Under her plan, Burns will sell up to 201,481 shares of Registrant’s common stock acquired through the exercise of stock options or through the vesting of other stock awards. Her planned sales will occur over the next year and represent about 16% of the total shares and options of Registrant that she owns.

Both Mulcahy and Burns entered into similar plans during the last twelve months, which will expire by their terms in 2005. Mulcahy and Burns elected to participate in the planned selling program for diversification and tax planning purposes. Including direct purchases of common stock, their stock ownership level of Registrant’s common stock is in excess of Registrant’s mandatory equity holding requirements. Transactions by Mulcahy and Burns under their Rule 10b5-1 plans will be publicly disclosed with the SEC through Form 4 filings.

Rule 10b5-1 of the Exchange Act allows persons, including executive officers and directors, to adopt written, pre-arranged stock trading plans when they do not have material, non-public information. Registrant will disclose if it is notified that additional executive officers or directors have entered into Rule 10b5-1 plans.

Item 6 Exhibits

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(ii)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10 (f)(2)  Amendment to 2004 Restatement of Unfunded Retirement Income Guaranty Plan.

Exhibit 10 (g)(2)  Amendment to 2004 Restatement of Unfunded Supplemental Executive Retirement Plan.

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

XEROX CORPORATION (Registrant)

Date: October 28, 2005	By:	/s/ GARY R. KABURECK
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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(ii)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10 (f)(2) Amendment to 2004 Restatement of Unfunded Retirement Income Guaranty Plan.

Exhibit 10 (g)(2) Amendment to 2004 Restatement of Unfunded Supplemental Executive Retirement Plan.

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