Form 10-K
period 2005-12-31
XEROX CORP
filed 2006-02-21
CIK 108772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

06904

(Zip Code)

Registrant’s telephone number, including area code: (203) 968-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value 6.25% Series C Mandatory Convertible Preferred Stock	New York Stock Exchange Chicago Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☒    No:  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act Rule

Large accelerated filer:  ☒    Accelerated filer:  ☐    Non-accelerated filer:  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes:  ☐    No:  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2005 was: $13,231,185,100.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2006
Common Stock, $1 par value	931,310,151 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Corporation 2005 Annual Report to Shareholders	I & II

Xerox Corporation Notice of 2006 Annual Meeting of Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

Item 1. Business

Overview

References herein to “we,” “us,” “our,” the “Company” and “Xerox” refers to Xerox Corporation and its subsidiaries unless the context specifically states or implies otherwise.

Xerox is a $15.7 billion technology and services enterprise and a leader in the global document market. We develop, manufacture, market, service and finance a complete range of document equipment, software, solutions and services. We operate in over 160 countries worldwide and distribute our products in the Western Hemisphere through divisions, wholly-owned subsidiaries and third-party distributors. In Europe, Africa, the Middle East, India and parts of Asia, we distribute our products through Xerox Limited and related non-U.S. companies (collectively “Xerox Limited”). We had approximately 55,200 employees at December 31, 2005.

Our international operations represented approximately half of our total revenues in 2005. Our largest subsidiary outside the United States is Xerox Limited, which operates predominately in Europe. We conduct our Latin American operations through subsidiaries or distributors in over 38 countries. Fuji Xerox, an unconsolidated entity of which we own 25%, develops, manufactures and distributes document processing products in Japan, China, Hong Kong and other areas of the Pacific Rim, Australia and New Zealand.

The document industry is transitioning from older technology light lens devices to digital systems, from black and white to color and from paper documents to an increased reliance on electronic documents. More and more people are creating and storing documents digitally and using the internet to easily exchange electronic documents. We believe these trends play to the strengths of our product and service offerings and represent opportunities for future growth within the $112 billion market we serve. (This estimate, and the market estimates which follow, is calculated by leveraging third party forecasts from firms such as International Data Corporation and InfoSource in conjunction with our assumptions about our markets.) In our core markets of Production ($8 billion) and Office ($67 billion), we believe we are well placed to capture core growth opportunities by leading the transition to color and by reaching new customers with our broadened offerings and expanded distribution channels. We are expanding our core markets with Document Services ($20 billion) and we are creating new market opportunities with digital printing as a complement to traditional offset printing, which we refer to as the “Eligible Offset” market. Our Document Services are organized around three offerings: Xerox Office Services, where we help our customers reduce costs and maximize productivity by optimizing their print infrastructure; Document Outsourcing and Communication Services, which focuses on optimizing the production environment; and Business Process Services, where we show our customers how to improve their processes by using digital workflow. Within the Eligible Offset market, which is estimated at $17 billion, we offer leading digital technology, led by our market-making Xerox iGen3® technology and accompanied by the industry’s broadest migration path to digital, which meets the increasing demand for short run, customized and quick turnaround offset quality printing.

Our products include high-end printing and publishing systems, digital multifunctional devices (“MFDs”) (which can print, copy, scan and fax), digital copiers, laser and solid ink printers, fax machines, document-management software, and supplies such as toner, paper and ink. We provide software and workflow solutions that can help businesses easily and affordably print books, create personalized documents for their customers and scan and route digital information. In addition, we provide a range of comprehensive document management services, such as operating in-house production centers, developing online document repositories and analyzing how customers can most efficiently create and share documents in the office.

Our business model is an annuity model, based on increasing equipment sales and installations in order to increase the number of machines in the field (“MIF”) that will produce pages and generate post sale and financing revenue streams. We sell the majority of our equipment through sales-type leases that are recorded as equipment sale revenue. Equipment sales represented 29% of our 2005 total revenue. Post sale and financing revenue includes equipment maintenance and consumable supplies, among other elements. We expect this large, recurring revenue stream to approximate three times the equipment sale revenue over the life of a lease. Thus, the number of equipment installations is a key indicator of post sale and financing revenue trends. The mix of color pages is another significant indicator of post sale revenue trends because color pages use more consumables per page than black and white. Thus, color pages generate approximately five times the revenue and profit per page as compared to black and white. In addition, market development, particularly within the Eligible Offset market, is key to increasing pages and we have leading tools and resources to develop this large market opportunity.

Segment Information

Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. Operating segment financial information is presented in Note 2 to the Consolidated Financial Statements, which is incorporated by reference. We have a very broad and diverse base of customers, both geographically and demographically, ranging from small and medium businesses to graphic communications companies, governmental entities, educational institutions and large (Fortune 1000) corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Production

We provide high-end digital monochrome and color systems designed for customers in the graphic communications industry and for large enterprises. These high-end devices enable digital on-demand printing, digital full color printing and enterprise printing. We are the only manufacturer in the market that offers a complete family of monochrome production systems from 65 to 180 impressions per minute and color production systems from 40 to 110 pages per minute (“ppm”). In addition, we offer a variety of pre-press and post-press options and the industry’s broadest set of workflow software. The Xerox Freeflow™ digital workflow collection improves our customers work processes from content creation and management to production and fulfillment. Our digital technology, combined with total document solutions and services that enable personalization and printing on demand, delivers value that improves our customer’s business results.

Our goals in the Production segment in 2005 were to strengthen our leadership position in monochrome and color and leverage the power of digital printing in the Eligible Offset market. Our “New Business of Printing” strategy complements the traditional offset press market with digital printing capabilities, which includes introducing innovative production systems and solutions to expand our leadership position and focus on the higher growth digital color opportunities. To reach our 2005 goals, we:

•	Increased our presence in the monochrome digital light production market and scaled the new monochrome publishing platform (Xerox Nuvera™). In February 2005, we launched the Xerox 4110, a 110 ppm copier/printer. We first entered the light production space in 2003 with the introduction of the Xerox 2101. We took market share in 2004 and continued to maintain a strong position in 2005 with the success of the 4110. We launched the Xerox Nuvera 100/120 full production systems in Europe in the fourth quarter 2004 and in North America in the 2005 first quarter. In September 2005, we announced the Xerox Nuvera 144 Digital Production System, which prints at 144 ppm (a 20% increase over the previous Nuvera production system) and features a more powerful print controller and finishing options. We will continue to add features and functionality to Nuvera platform products into 2006.

•

Expanded our leading product line of color systems and increased our presence in the graphic communications environment. During 2005, we continued to increase installations of our flagship Xerox iGen3 Digital Production Press (“Xerox iGen3”). In March 2005 we announced the Xerox iGen3 110, a 110 ppm full color production system, which represents a 10% increase in speed from the previous system. At an operating cost of approximately 5 cents per image, the Xerox iGen3 uses next generation color technology which we expect will expand the digital color print on demand market as its speed, image quality, personalization and cost advantages enable the device to capture valuable pages in the color offset printing market. In May 2005 we launched the DocuColor™ 7000 Digital Press, a 70 ppm production system, which provides a new digital full color entry point for our graphic communications and central reproduction center customers. In September 2005, we announced the production version of the DocuColor™ 240/250, a 40 and 50 ppm digital color MFD with three external controllers designed for the production environment. We now offer customers the broadest migration path to digital with digital color devices offered at 40, 45, 50, 52, 60, 70, 80 and 110 ppm.

•	Leveraged the power of digital printing in the offset printing market. We continue to expand and improve our leading workflow collection. In September 2005, we introduced several enhancements to the FreeFlow Digital Workflow collection, expanded the remote services offering, PrinterAct, to include the DocuColor 7000 and 8000 (previously available for Xerox iGen3 and Xerox Nuvera systems), and ramped up our ProfitAccelerator™ program which helps customers maximize digital technology investments. All products are interoperable, consisting of open architecture that link and control print shop activities with digital and offset printing equipment. They help print providers streamline job ordering and management, reduce manual steps and automate error-prone parts of the printing process. These new workflow products make it easy to integrate digital printing into JDF (job definition format)-based workflows, enabling a common set of software instructions to direct a print job from creation to completion, in a consistent, uniform manner.

Office

Our Office segment serves global, national and small to medium sized commercial customers as well as government, education and other public sector customers. Office systems and services, which include monochrome devices at speeds up to 90 ppm and color devices up to 40 ppm, as well as, 50 ppm color devices with an embedded controller, include our family of CopyCentre®, WorkCentre®, and WorkCentre® Pro digital multifunction systems; DocuColor printer/copiers; color laser, LED (light emitting diode), solid ink and monochrome laser desktop printers; digital copiers; light-lens copiers and facsimile products. We are leading the transition to digital by mapping our feature rich, innovative laser and solid ink MFDs to powerful scanning technology in the enterprise environment, which enables our customers to maximize their document workflow. We provide further value to our customers by offering a range of solutions including the Office Document Assessment (“ODA”) in which we analyze a business’ workflow and document needs, and then we identify the most efficient, productive mix of office equipment and software for that business, thereby helping to reduce the customer’s document related costs.

Our goals in the Office segment in 2005 were to digitize the office by leading in MFDs, drive the transition to color and reach more customers with a broadened product line and expanded distribution channels. To reach our 2005 goals, we announced a significant refresh of our Office systems, including most of our black-and-white MFDs, and introduced new solid ink and laser color printers and MFDs. To reach our 2005 goals, we:

•	Announced new Office products, including:

•	The March 2005 introduction of three new solid ink devices including the first solid ink MFD, the C2424, which runs at 24 ppm—in color or black-and-white, and offers copy, print and scan functions.

•	The June 2005 introduction of two new solid ink office printers including the Phaser 8500 and Phaser 8550, with speeds of 24 ppm and 30 ppm, respectively.

•	The June 2005 launch of 22 new offerings including:

•	The WorkCentre Pro 232, 238, 245, 255, 265 and 275—advanced black-and-white digital MFDs that combine high-performance printing, copying, scanning and faxing in one easy-to-use office system. These products are also available as WorkCentre offering copy/print capabilities and optional fax and CopyCentre standalone digital copiers.

•	The Phaser 6300 and 6350 laser printers at speeds of 26 ppm color and 36 ppm black-and-white. These new laser printers have the fastest print speeds and fastest first page out speeds in their class.

•	The DocuColor 240 and 250 “light production” color MFDs with speeds of 40 ppm and 50 ppm color, respectively. These devices include an embedded controller and smaller footprint which are geared toward the larger office. Further, these devices provided significant growth opportunity in the Office and Production segments (see “Production”) depending upon configuration.

•	An expanded line of desktop management software and solutions including security features and remote services.

•	The October 2005 launch of two new laser printers, the Phaser 7400 and Phaser 6120, as well as the WorkCentre Pro 133 advanced MFD (also available in WorkCentre and CopyCentre), and the WorkCentre PE 220.

•	Continued to drive the transition to color by making color more affordable, easier to use, faster and more reliable. Our color capable devices provide an attractive entry point into color by offering black and white pages at the same cost as black-and-white systems. Our patented solid ink technology offers unmatched ease of use, vibrant color image quality, and economic color run cost that support color transition leadership.

•	Expanded distribution channels through increased use of our indirect distribution model in Europe and greater use of Teleweb (a combination of telephone and internet selling) and OEM partnerships in the U.S.

DMO

DMO includes marketing, direct sales, distributors and service operations for Xerox products, supplies and services in Latin America, the Middle East, India, Eurasia and Central-Eastern Europe and Africa. Brazil, Eurasia and Central-Eastern Europe represented approximately 12% of total revenues in 2005. In countries with developing economies, DMO manages the Xerox business through operating companies, subsidiaries, joint ventures, product distributors, affiliates, concessionaires, resellers and dealers. Two-tiered distribution has proven very successful in the high growth geographies of Russia and Central-Eastern Europe and we are currently implementing it throughout Latin America. We manage our DMO operations separately as a segment because of the political and economic volatility and unique nature of its markets. Our 2005 DMO goals included revenue stabilization and improvement, a continued focus on cost structure to improve margins, and increased profitability for growth.

Other

The Other segment primarily includes revenue from paper sales, wide format systems and value-added services.

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

An increasingly important part of our offering is value-added services, which leverage our document industry knowledge and experience. Xerox value-added services deliver solutions, which not only optimize enterprise output spend and infrastructure, but also streamline, simplify and digitize our customers’ document-intensive business processes. Often the value-added services solutions lead to larger Xerox managed services contracts, which include Xerox equipment, supplies, service and labor. The revenue from these contracts is reported within the Production, Office or DMO segments. In 2005 value-added services and managed services revenue, including equipment, totaled $3.3 billion.

Revenue

29% of our revenue comes from Equipment sales primarily from either lease arrangements that qualify as sales for accounting purposes or outright cash sales. The remaining 71% of our revenue, “Post sale and finance income” includes annuity based revenue from maintenance, service, supplies and financing as well as revenue from rentals or operating lease arrangements. We sell most of our products and services under bundled lease arrangements, in which our customers pay a monthly amount for the related equipment, maintenance, services, supplies and financing elements over the course of the lease agreement. These arrangements are beneficial to our customers and us since in addition to customers receiving a bundled offering, the arrangement allows us to maintain the customer relationship for subsequent sales of equipment and services.

We are required for accounting purposes to analyze these arrangements to determine whether the equipment component meets certain accounting requirements such that the equipment should be recorded as a sale at lease inception (i.e. sales-type lease). Sales-type leases require allocation of a portion of the monthly payment attributable to the fair value of the equipment which we report as “Equipment sales.” The remaining portion of the monthly payment is allocated to the various remaining elements based on fair value—service, maintenance, supplies and financing—which are generally recognized over the term of the lease agreement and reported as “Post sale and other revenue” and “Finance income” revenue. In those arrangements that do not qualify as sales-type leases, which has been starting to occur more frequently as a result of our services led strategy, the entire monthly payment will be recognized over the term of the lease agreement (i.e. rental or operating lease) and is reported in “Post sale and other revenue.” Our accounting policies related to revenue recognition for leases and bundled arrangements, are included in Note 1 to the Consolidated Financial Statements in our 2005 Annual Report.

Research and Development

Investment in R&D is critical to drive future growth and we have aligned our investments with our strategic planks: Office, Production and Services. Our goal is to continue to create innovative technologies that will expand current and future markets. Our R&D investments employ three key themes: 1) continue to reinvent our machines to deliver better quality, more functionality and improved productivity, 2) rethink how people work, including the use of variable information printing to customize documents and 3) redefine the document through new inventions. Our research scientists regularly meet with customers and have dialogues with our business groups to ensure they understand customer requirements and develop products and solutions that can be commercialized.

In 2005, R&D expense was $755 million, compared with $760 million in 2004. 2005 R&D spending focused primarily on the development of high-end business applications to drive the “New Business of Printing,” on extending our color capabilities, and on lower cost platforms and customer productivity enablers to drive digitization of the office. The Xerox iGen3, an advanced next-generation digital printing press launched in October 2002 that uses our patented imaging technology to produce photographic quality prints indistinguishable from offset, is an example of the type of breakthrough technology we developed and that we expect will drive future growth. Our R&D is strategically coordinated with that of Fuji Xerox, which invested $720 million in R&D in 2005.

Patents, Trademarks and Licenses

We are a technology company. With our PARC subsidiary, we were awarded nearly 450 U.S. utility patents in 2005, ranking us 35th on the list of companies that had been awarded the most U.S. patents during the year.

With our research partner, Fuji Xerox, we were awarded nearly 650 U.S. utility patents in 2005. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2005, we held approximately 8,100 design and utility U.S. patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent licensing agreements, and in a majority of them, we are a licensee. Most of the patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2005, with our PARC subsidiary, we added approximately 15 agreements to our portfolio of patent licensing agreements, and either we or our PARC subsidiary was a licensor in 13 of the agreements. Xerox’s licensing efforts include a number of cross-licensing agreements with companies with substantial patent portfolios. Those agreements vary in subject matter, scope, compensation, significance and time. Among the more recent licenses are agreements with Canon, Microsoft, IBM and Hewlett Packard.

In the U.S., we own approximately 560 trademarks (either registered or applied for). These trademarks have a perpetual life, subject to renewal every ten years. We vigorously enforce and protect our trademarks. We hold a perpetual trademark license for “DocuColor.”

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

We believe that our brand recognition, reputation for document knowledge and expertise, innovative technology, breadth of product offerings, global distribution channels and our customer relationships and large customer base are important competitive advantages. We and our competitors continue to develop and market new and innovative products at competitive prices and, at any given time, we may set new market standards for quality, speed and function.

Marketing and Distribution

We manage our business based on the principal business segments described above. The marketing and selling of our products and solutions, however, are organized according to geography and channel types. Our products and solutions are sold directly to customers by our worldwide sales force of approximately 8,000 employees and through a network of independent agents, dealers, value-added resellers and systems integrators. Increasingly, we are utilizing our direct sales force to address our customers’ more advanced technology, solutions and services requirements, while expanding our use of cost-effective indirect distribution channels, such as Teleweb, for basic product offerings.

We market our Phaser line of color and monochrome laser-class and solid ink printers through office information technology industry resellers, who typically access our products through distributors. In 2005, we increased the product offerings available through a two-tiered distribution model in Europe and DMO. Through a multi-phased roll-out, we will continue to increase offerings through this lower cost distribution channel for our Office portfolio. Additionally, we expanded our distribution channels in North America in 2005.

In Europe, Africa, the Middle East, India and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, and related non-U.S. companies (collectively “Xerox Limited”). Xerox Limited enters into distribution agreements with unaffiliated third parties covering distribution of our products in certain countries located in these regions, including Iran, Sudan and Syria. Iran, Sudan and Syria, among others, have been designated as state sponsors of terrorism by the U.S. Department of State and are subject to U.S. economic sanctions. We maintain an export and sanctions compliance program and believe that we have been and are in compliance with applicable U.S. laws and government regulations related to these countries. In addition, we had no assets, liabilities or operations in these countries other than liabilities under the distribution agreements. As a result of the termination of these agreements, we anticipate that our revenues attributable to these countries will decline over time. Xerox Limited is terminating its distribution agreements related to these countries and expects that, by the end of 2006, it will have only legacy obligations such as providing spare parts and supplies to these third parties. In 2005, we had total revenues of $15.7 billion, of which less than $10 million was attributable to Iran, Sudan and Syria.

In January 2006, Xerox Limited entered into a five-year distribution agreement with an unaffiliated third party covering distribution of our products in Libya. Libya is also designated as a state sponsor of terrorism by the U.S. Department of State. The decision to enter into this distribution agreement was made in light of recent U.S. federal government actions that have lifted the country-wide embargo previously imposed on Libya. Our sales in Libya through this distribution agreement will be subject to our export and sanctions compliance program and will be in accordance with applicable U.S. laws and government regulations as they relate to Libya.

We are increasing our use of partners to improve our market coverage. Through alliances with Premier Partners and Fuji Ennovation, we expanded coverage to market our DocuColor series to commercial printers. Our alliance with Electronic Data Systems (“EDS”) is designed to integrate EDS’ information technology (“IT”) services with our document management systems and services to provide customers with full IT infrastructure support.

Our brand is a valuable resource and continues to be recognized in the top ten percent of all U.S. brands.

Service

As of December 31, 2005, we had a worldwide service force of approximately 13,000 employees and an extensive network of independent service agents. We are expanding our use of cost-effective remote service technology for basic product offerings while utilizing our direct service force and a variable contract service force to address customers’ more advanced technology requirements. The increasing use of a variable contract service force is consistent with our strategy to reduce service costs while maintaining high quality levels of service. We believe that our service force represents a significant competitive advantage in that the service force is continually trained on our products and their diagnostic equipment is state-of-the-art. Twenty four-hours-a-day, seven-days-a-week service is available in major metropolitan areas around the world. As a result, we are able to provide a consistent and superior level of service worldwide.

Manufacturing Outsourcing

In the fourth quarter of 2001, we outsourced certain manufacturing activities for the Office segment to Flextronics, a global electronics manufacturing services company. Our inventory purchases from Flextronics currently represent approximately 25% of our overall worldwide inventory procurement. The initial term of the Flextronics supply agreement is five years through November 2006, and is subject to our right to extend for two years. Thereafter, it will automatically be renewed for one-year periods, unless either party elects to terminate the agreement. We have agreed to purchase from Flextronics most of our requirements for certain products in specified product families. Flextronics must acquire inventory in anticipation of meeting our forecasted requirements and must maintain sufficient manufacturing capacity to satisfy such forecasted requirements. Under certain circumstances, we may become obligated to repurchase inventory that remains unused for more than 180 days, becomes obsolete or upon termination of the supply agreement.

In addition, Xerox sources certain other Office products from various third parties, to maximize breadth of its product portfolio and to meet channel requirements. Xerox also has arrangements with Fuji Xerox whereby it purchases products from and sells products to Fuji Xerox. Certain of these purchases and sales are the result of mutual research and development arrangements. Our remaining manufacturing operations are primarily located in Rochester, New York, and Dundalk, Ireland, for our high-end production products and consumables and Wilsonville, Oregon for solid ink products, consumable supplies and components for our Office segment products.

Fuji Xerox

Fuji Xerox Co., Limited is an unconsolidated entity in which we currently own 25% and Fuji Photo Film Co., Ltd. (“FujiFilm”) owns 75%. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong and other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other’s portfolio of patents, technology and products.

International Operations

Certain financial measures by geographical area for 2005, 2004 and 2003, included in Note 2 to the Consolidated Financial Statements in our 2005 Annual Report, are hereby incorporated by reference.

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

Item 1A. Risk Factors

We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. To remain competitive, we must develop new products, services, and applications and periodically enhance our existing offerings. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.

We need to develop and expand the use of color printing and copying.

Increasing the proportion of pages which are printed in color and transitioning color pages currently produced on offset devices to Xerox technology represent key growth opportunities. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily, with high quality and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market, as well as the pace of color adoption by our existing and prospective customers. If we are unable to develop and market advanced and competitive color technologies or the pace of color adoption by our existing and prospective customers is less than anticipated, we may be unable to capture these opportunities and it could materially adversely affect our results of operations and financial condition.

If we fail to successfully develop new products and technologies, we may be unable to retain and gain customers and our revenues would be reduced.

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

Our profitability is dependent upon our ability to obtain adequate pricing for our products and to improve our cost structure.

Our success depends on our ability to obtain adequate pricing for our products and services which provides a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our products and services may decline from previous levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our products and services, it could materially adversely affect our results of operations and financial condition.

Since 2000, we have engaged in a series of restructuring programs related to downsizing our employee base, exiting certain businesses, outsourcing some internal functions and engaging in other actions designed to reduce our cost structure. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from the restructuring actions, it could materially adversely affect our results of operations and financial condition.

Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as Lean Six Sigma, pricing pressures on our products and services, the proportion of our equipment sales to high-end as opposed to low-end equipment, the trend in our post-sale revenue growth, and, our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.

Our current credit ratings result in higher borrowing costs, which in turn may affect our ability to fund our customer financing activities at economically competitive levels.

The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. Our access to the public debt markets could be limited to the non-investment grade segment, which results in higher borrowing costs, until our credit ratings have been restored to investment grade. We are currently funding our customer financing activity through a combination of capital market offerings, third-party funding arrangements, including General Electric (“GE”), Merrill Lynch, and De Lage Landen Bank, cash generated from operations, cash on hand, other secured and unsecured borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

We have outsourced approximately half of our overall world manufacturing operations and face the risks associated with relying on third party manufacturers and external suppliers.

We have outsourced a significant portion of our overall worldwide manufacturing operations to third parties and various service providers. To the extent that we rely on third party manufacturing relationships, we face the risk that those manufacturers may not be able to develop manufacturing methods appropriate for our products, they may not be able to quickly respond to changes in customer demand for our products, they may not be able to obtain supplies and materials necessary for the manufacturing process, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and the reliability of our products could decline. If any of these risks were to be realized, and assuming similar third-party manufacturing relationships could not be established, we could experience an interruption in supply or an increase in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers, and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.

Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including fluctuating foreign currencies and shifting regulatory schemes.

Approximately half of our revenue is generated from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our consolidated financial statements.

Our operating results may be negatively impacted by revenue trends.

Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction systems. We expect that revenue growth can be further enhanced through our document management and consulting services in the areas of personalized and product life cycle communications, office and production services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct sales productivity and expand our indirect distribution channels in our developing markets operations and other geographic areas in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase the volume of pages printed, the mix of color pages, equipment utilization and color adoption. Equipment placements typically occur through leases with original terms of three to five years. There will be a lag between the increase in equipment placement and an increase in post sale revenues. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement toward distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to return to and maintain a consistent trend of revenue growth, it could materially adversely affect our results of operations and financial condition.

Our substantial debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a substantial amount of debt and other obligations, primarily to support our customer financing activities. As of December 31, 2005, we had $7.3 billion of total debt ($3.0 billion of which is secured by finance receivables) and $724 million of liabilities to trusts issuing preferred securities, which includes $98 million recorded as a component of Other current liabilities. The total value of financing activities, shown on the balance sheet as Finance Receivables and On-Lease equipment, was $8.3 billion at December 31, 2005. The total cash, cash equivalents and short-term investments balance was $1.6 billion at December 31, 2005. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvements therein, funding from third parties, access to capital markets, securitizations and secured borrowings for our finance receivables portfolios. With $1.6 billion of total cash, cash equivalents and short-term investments as of December 31, 2005, borrowing capacity under our 2003 Credit Facility of approximately $700 million and funding available through our customer financing arrangements, we believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2003 Credit Facility contains affirmative and negative covenants including limitations on: issuance of debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments and intercompany loans. The 2003 Credit Facility contains financial maintenance covenants, including minimum EBITDA, as defined, maximum leverage (total adjusted debt divided by EBITDA), annual maximum capital expenditures limits and minimum consolidated net worth, as defined. The indentures governing our outstanding senior notes contain similar covenants. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for secured loans up to $5 billion outstanding at any time. As of December 31, 2005, $2.5 billion was outstanding under the Loan Agreement, including similar loan agreements with GE in the U.K. and Canada. These agreements incorporate the financial maintenance covenants contained in the 2003 Credit Facility and contains other affirmative and negative covenants.

At December 31, 2005, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2003 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2003 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters.

We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”), as discussed in Note 16 to the Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with legal counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Our operations are subject to environmental regulations in each of the jurisdictions in which we conduct our business. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. The European Union Directive known as the Restriction on the Use of Hazardous Substances (“RoHS”), for example, requires the removal of lead, cadmium and certain other substances from product designs put on the market in the European Union beginning in July 2006. We do not expect the RoHS directive to have a material impact on our product lines. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prevented from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, we could also face substantial costs and liabilities in connection with product take-back legislation. Beginning in 2005, we became subject to the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE”) as enacted by individual European Union countries (“WEEE Legislation”), which makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. We continue to evaluate the impact of specific registration and compliance activities required by WEEE Legislation. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable country WEEE Legislation, it could materially adversely affect our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None

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

As we implemented our restructuring programs (discussed in Note 9 to the Consolidated Financial Statements in our Annual Report, incorporated by reference), several leased properties became surplus. The surplus properties have leases that we are obligated to maintain through required contractual periods. We have disposed or subleased certain of these properties and are aggressively pursuing the successful disposition and subleasing of all remaining surplus properties anticipating the majority to be disposed by 2009. With respect to United States properties, at year-end 2005 there were approximately 29 surplus facilities totaling approximately 1.1 million square feet.

Commencing in 2003, a Virtual Office Program was implemented for the United States sales force locations. As part of this program, approximately 2,300 employees are working virtually. In combination with other right-sizing initiatives, this program has reduced our real estate portfolio by approximately 0.6 million square feet. Overall, this program has been a success and is generally well received.

In December 2003, STHQ Realty LLC was formed to finance the acquisition of the Company’s headquarters in Stamford, Connecticut. While the assets and liabilities of this special purpose entity are included in the Company’s Consolidated Financial Statements, STHQ Realty LLC is a bankruptcy-remote separate legal entity. As a result, its assets of $42 million at December 31, 2005, are not available to satisfy the debts and other obligations of the Company.

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

Item 3. Legal Proceedings

The information set forth under Note 16 to the Consolidated Financial Statements, “Contingencies” of the Xerox Corporation 2005 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2005 Annual Report to Shareholders is hereby incorporated by reference:

Caption
Stock Listed and Traded
Xerox Common Stock Prices and Dividends
Five Years in Review—Common Shareholders of Record at Year-End
Securities Authorized for Issuance Under Equity Compensation Plans

(b) Sales of Unregistered Securities During the Quarter ended December 31, 2005

During the quarter ended December 31, 2005, registrant issued no securities in transactions which were not registered under the Securities Act of 1993, as amended.

(c) Issuer Purchases of Equity Securities during the Quarter ended December 31, 2005

Repurchases of Xerox Common Stock, par value $1.00 per Share

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs (1)
October 19 (1) through 31	1,085,000	$13.3031	1,085,000	$485,566,130
November 1 through 30	15,500,300	13.8612	15,500,300	270,713,704
December 1 through 31	13,916,900	$14.5733	13,916,900	$67,899,122

Total	30,502,200		30,502,200

(1)	On October 19, 2005 our Board of Directors authorized a Stock Repurchase Program covering the repurchase of up to $500 million of our common stock, par value $1.00 per share, through the period ending October 31, 2006. The $500 million is exclusive of fees and costs. The repurchases may be made on the open market or through negotiated transactions. We expect to repurchase stock primarily through open-market purchases. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.
(2)	Exclusive of fees and costs.

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2005, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2005 Annual Report to Shareholders, is incorporated by reference in this Form 10-K.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” of the Xerox Corporation 2005 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management”, in the Xerox Corporation 2005 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2005 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, 7A and 8, the Xerox Corporation 2005 Annual Report is not to be deemed filed as part of this Form 10-K.

The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2005 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

The financial statement schedule required herein is filed as referenced in Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Based on the above evaluation, management concluded that, our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in the Xerox Corporation 2005 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K.

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

Item 9B. Other Information

Directors

On February 16, 2006, Xerox Corporation’s Board of Directors elected Mary Agnes “Maggie” Wilderotter to the Board effective March 1, 2006. Ms. Wilderotter is Chairman and Chief Executive Officer of Citizens Communications, a full-service communications provider of telephone, television, and Internet products and services. Ms. Wilderotter has not yet been named to any committee of the Board.

On February 13, 2006, Stephen Robert, a member of our Board of Directors and the Finance Committee of the Board of Directors, gave notice to us of his decision not to stand for re-election to our Board of Directors at the 2006 annual meeting of stockholders. Mr. Robert’s decision not to stand for re-election is related to his increased and additional business obligations and, to the knowledge of our executive officers, is not because of any disagreement with our operations, policies or practices.

Executive Compensation

On February 16 and February 17, 2006, the Compensation Committee of the Board of Directors of the Company took the following actions:

2005 and 2006 Annual Performance Incentive Plan (APIP):

The Compensation Committee approved the payments of cash awards under the Xerox 2004 Performance Incentive Plan (the “2004 PIP”). The measures on which awards are based for the 2005 fiscal year are set out on Exhibit 10(e)(4) attached hereto and the measures for awards for fiscal year 2006 are set out on Exhibit 10(e)(5) attached hereto. The Compensation Committee approved cash awards under the 2004 PIP for fiscal year 2005 to Mrs. Anne Mulcahy, Chairman and Chief Executive Officer of the Company, and certain other officers, including Ursula M. Burns, James A. Firestone, Michael C. MacDonald and Lawrence A. Zimmerman, our other four most highly compensated executive officers for fiscal year 2005 (collectively with Mrs. Mulcahy, the “Named Officers”). The Compensation Committee approved a cash award of $1,188,000 to Mrs. Mulcahy, $350,595 to Ms. Burns, $330,750 to Mr. Firestone, $342,619 to Mr. MacDonald and $346,500 to Mr. Zimmerman.

The Compensation Committee increased the targeted levels of cash awards for 2006 as follows: Mrs. Mulcahy 150% of base salary; Ms. Burns 100% of base salary; Mr. Firestone 100% of base salary and Mr. Zimmerman 100% of base salary.

Base Salary:

The base salaries of the Named Officers were increased as follows, each effective as of April 1, 2006: Ms. Burns will receive a base salary of $640,000, Mr. Firestone will receive a base salary of $600,000, Mr. MacDonald will receive a base salary of $509,300 and Mr. Zimmerman will receive a base salary of $600,000. The base salary of Mrs. Mulcahy was maintained at the previously disclosed level of $1,320,000.

2005 E-LTIP Awards:

The Compensation Committee determined that one-third of the performance shares granted under the 2005 Executive Long-Term Incentive Program (“2005 E-LTIP”) were earned based on the Company’s 2005 performance against the annual targets established for Diluted Earnings Per Share from Continuing Operations and Net Cash provided by Operating Activities. The number of shares earned for 2005 for each Named Officer is as follows: Mrs. Mulcahy, 98,033 shares; Ms. Burns, 35,300 shares; Mr. Firestone, 31,367 shares; Mr. MacDonald, 21,567 shares and Mr. Zimmerman, 31,367 shares. Earned shares vest three years from their grant date.

2006 E-LTIP Awards:

The Compensation Committee approved grants, including the measures for awards of performance shares to be made effective April 1, 2006 to the Named Officers under the 2006 Executive Long-Term Incentive Program (“2006 E-LTIP”), a component of our 2004 PIP. The amounts awarded are as follows: Mrs. Mulcahy received 444,000 shares, Ms. Burns received 170,800 shares, Mr. Firestone received 136,700 shares, Mr. MacDonald received 75,200 shares and Mr. Zimmerman received 109,300 shares. The specific performance measures for the 2006 E-LTIP for fiscal year 2006 are set out on Exhibit 10(e)(6) attached hereto and the form of award agreement pursuant to which such grants were made is attached hereto as Exhibit 10(e)(9).

2006 E-LTIP awards made to officers reflect their leadership role in the Company, their individual performance, and competitive award levels. The purpose of the 2006 E-LTIP is to provide the necessary incentives to retain and reward executives for sustained performance improvements over the next three-year period. Awards under the 2006 E-LTIP for officers are comprised entirely of performance shares that may be earned based on achieving annual performance targets and three-year cumulative performance between threshold and maximum as determined by the Committee. All performance shares that are earned vest in 2009. Executives who retire, are involuntarily terminated (without cause) or voluntarily terminate due to a reduction in force prior to the end of the three-year performance cycle will vest in a portion of the performance shares earned on a pro rata basis.

Performance metrics for the 2006 E-LTIP are Earnings Per Share (weighted 60%) and Core Cash Flow from Operations (weighted 40%). Earnings Per Share and Core Cash Flow from Operations are defined in Exhibit 10(e)(6) attached hereto. The Committee has established annual and cumulative targets. Based on annual or cumulative performance versus targets, the number of performance shares earned by officers under the 2006 E-LTIP may vary from 0% to 150% of the initial number of shares subject to the grant.

Participants in the 2006 E-LTIP are subject to meaningful ownership requirements and mandatory share holding requirements of 50% of the net vested shares until their ownership requirements have been met. The Company believes that the 2006 E-LTIP provides strong performance-based incentives that are in full alignment with the interests of all shareholders of the Company.

Other Arrangements:

The Compensation Committee has authorized Mr. Lawrence Zimmerman to utilize commercial and company aircraft for travel to and from his residence located outside Connecticut at an aggregate cost to the Company not to exceed $250,000 per year, inclusive of any applicable tax-related payments.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors is incorporated herein by reference from the section entitled “Proposal 1—Election of Directors” in our definitive Proxy Statement (“2006 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 24, 2006. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2005.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2006 Proxy Statement.

The information regarding audit committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1—Election of Directors” in our 2006 Proxy Statement.

The information regarding the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer is incorporated herein by reference from the subsection entitled—“Corporate Governance” in the section entitled “Proposal 1—Election of Directors” in our 2006 Proxy Statement.

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

Name	Age	Present Position	Year Appointed to Present Position	Officer Since
Anne M. Mulcahy*	53	Chairman of the Board and Chief Executive Officer	2002	1992

Lawrence A. Zimmerman	63	Senior Vice President and Chief Financial Officer	2002	2002

Ursula M. Burns	47	Senior Vice President President, Business Group Operations	2002	1997

Thomas J. Dolan	61	Senior Vice President President, Xerox Global Services	2001	1997

James A. Firestone	51	Senior Vice President President, Xerox North America	2004	1998

Michael C. Mac Donald	52	Senior Vice President President, Global Accounts and Marketing Operations	2004	1997

Hector J. Motroni	62	Senior Vice President, Chief Staff Officer and Chief Ethics Officer	2003	1994

Executive Officers of Xerox, Continued

Name	Age	Present Position	Year Appointed to Present Position	Officer Since
Jean-Noel Machon	53	Senior Vice President President, Developing Markets Operations	2004	2000

Harry R. Beeth	60	Vice President and Controller	2002	2002

J. Michael Farren	53	Vice President, External and Legal Affairs, General Counsel and Corporate Secretary	2004	1994

Gary R. Kabureck	52	Vice President and Chief Accounting Officer	2003	2000

James H. Lesko	54	Vice President, Investor Relations	2004	1993

John E. McDermott	52	Vice President, Corporate Strategy and Alliances	2004	2004

Rhonda L. Seegal	55	Vice President and Treasurer	2003	2003

Armando Zagalo de Lima	47	Vice President, President Xerox Europe	2004	2000

*	Member of Xerox Board of Directors

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

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Officer Compensation” in our 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the sections entitled “Ownership of Company Securities” and “Equity Compensation Plan Information” in our 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Transactions” in our 2006 Proxy Statement.

Item 14. Principal Auditor Fees and Services

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Proposal 2—Ratification of Election of Independent Registered Public Accounting Firm” in our 2006 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

		Report of Independent Registered Public Accounting Firm

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005

		Consolidated Balance Sheets as of December 31, 2005 and 2004

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005

		Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2005

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

(b)	The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in
	Registrant’s 2006 Proxy Statement are preceded by an asterisk (*).

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b), including schedules filed under Item 15(a) of this Report which is incorporated herein by
	reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

By:	/s/ ANNE M. MULCAHY
Anne M. Mulcahy Chairman of the Board and Chief Executive Officer

February 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 17, 2006

Signature	Title
Principal Executive Officer:

/s/ ANNE M. MULCAHY Anne M. Mulcahy	Chairman of the Board, Chief Executive Officer and Director

Principal Financial Officer:

/s/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Senior Vice President and Chief Financial Officer

Principal Accounting Officer:

/s/ GARY R. KABURECK Gary R. Kabureck	Vice President and Chief Accounting Officer

/s/ GLENN A. BRITT Glenn A. Britt	Director

/s/ RICHARD J. HARRINGTON Richard J. Harrington	Director

/s/ WILLIAM CURT HUNTER William Curt Hunter	Director

/s/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director

/s/ HILMAR KOPPER Hilmar Kopper	Director

/s/ RALPH S. LARSEN Ralph S. Larsen	Director

/s/ ROBERT A. MCDONALD Robert A. McDonald	Director

/s/ N. J. NICHOLAS, JR. N. J. Nicholas, Jr.	Director

/s/ ANN N. REESE Ann N. Reese	Director

/s/ STEPHEN ROBERT Stephen Robert	Director

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Xerox Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 17, 2006, appearing in the 2005 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Stamford, Connecticut February 17, 2006

SCHEDULE II

Valuation and Qualifying Accounts

Year ended December 31, 2005, 2004 and 2003

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2005
Allowance for Losses on:
Accounts Receivable	$183	$36	$(14)	$(69)	$136
Finance Receivables	276	36	(8)	(75)	229

	$459	$72	$(22)	$(144)	$365

2004
Allowance for Losses on:
Accounts Receivable	$218	$68	$(27)	$(76)	$183
Finance Receivables	315	42	3	(84)	276

	$533	$110	$(24)	$(160)	$459

2003
Allowance for Losses on:
Accounts Receivable	$282	$99	$(27)	$(136)	$218
Finance Receivables	324	125	27	(161)	315

	$606	$224	$—	$(297)	$533

(1)	Bad debt provisions relate to estimated losses due to credit and similar collectability issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)	Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

INDEX OF EXHIBITS

Document and Location

(3)(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

(b)	By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

(4)(a)(1)	Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-44597, 33-49177 and 33-54629.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(b)(1)	Indenture dated as of September 20, 1996, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “September 1996 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-13179.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the September 1996 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(c)(1)	Indenture dated as of January 29, 1997, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) (“Bank One”), as trustee (the “January 1997 Indenture”), relating to Registrant’s Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”).

Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-24193.

(2)	Form of Certificate of Exchange relating to Junior Subordinated Debentures.

Incorporated by reference to Exhibit A to Exhibit 4.1 to Registration Statement No. 333-24193.

(3)	Certificate of Trust of Xerox Capital Trust I executed as of January 23, 1997.

Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-24193.

(4)	Amended and Restated Declaration of Trust of Xerox Capital Trust I dated as of January 29, 1997.

Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-24193.

(5)	Form of Exchange Capital Security Certificate for Xerox Capital Trust I.

Incorporated by reference to Exhibit A-1 to Exhibit 4.4 to Registration Statement No. 333-24193.

(6)	Series A Capital Securities Guarantee Agreement of Registrant dated as of January 29, 1997, relating to Series A Capital Securities of Xerox Capital Trust I.

Incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-24193.

(7)	Registration Rights Agreement dated January 29, 1997, among Registrant, Xerox Capital Trust I and the initial purchasers named therein.

Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.

(8)	Instrument of Resignation, Appointment and Acceptance dated as of November 30, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as successor Trustee, relating to the January 1997 Indenture.

Incorporated by reference to Exhibit (c)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(d)(1)	Indenture dated as of October 21, 1997, among Registrant, Xerox Overseas Holding Limited (formerly Xerox Overseas Holding PLC), Xerox Capital (Europe) plc (formerly Rank Xerox Capital (Europe) plc) and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant and unlimited amounts of guaranteed debt securities which may be issued from time to time by the other issuers when and as authorized by or pursuant to a resolution or resolutions of the Board of Directors of Registrant or the other issuers, as applicable (the “October 1997 Indenture”).

Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement No. 333-34333.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, the other issuers under the October 1997 Indenture, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the October 1997 Indenture.

Incorporated by reference to Exhibit 4(d)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(e)(1)	Indenture dated as of April 21, 1998, between Registrant and Bank One, as trustee, relating to $1,012,198,000 principal amount at maturity of Registrant’s Convertible Subordinated Debentures due 2018 (the “April 1998 Indenture”).

Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement No. 333-59355.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of July 26, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture (the “April 1998 Indenture Trustee Assignment”).

Incorporated by reference to Exhibit 4(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.

Incorporated by reference to Exhibit 4(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(f)(1)	Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9 3/4% Senior Notes due 2009 (Denominated in U.S. Dollars) (the “January 17, 2002 U.S. Dollar Indenture”).

Incorporated by reference to Exhibit 4(h)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2)	Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9 3/4% Senior Notes due 2009 (Denominated in Euros) (the “January 17, 2002 Euro Indenture”).

Incorporated by reference to Exhibit 4(h)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s $600,000,000 9 3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s (euro) 225,000,000 9 3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(4) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(5)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit (4)(h)(5) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(6)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit (4)(h)(6) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(7)	Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit 4 (h)(7) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit 4 (h)(8) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Third Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit 4.11 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(10)	Third Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Euro Indenture.

Incorporated by reference to Exhibit 4.12 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(g)	Indenture dated as of October 2, 1995, between Xerox Credit Corporation (“XCC”) and State Street Bank and Trust Company (“State Street”), as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC’s Board of Directors or Executive Committee of the Board of Directors.

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement Nos. 33-61481 and 333-29677.

(h)	Rights Agreement dated as of April 7, 1997 between Registrant and The First National Bank of Boston, as Rights Agent as amended February 7, 2000.

Incorporated by reference to Exhibit 4(h) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

(i)(1)	Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(2)	First Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(3)	Form of Second Supplemental Indenture to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit (4)(b)(3) to Registrant’s Registration Statement No. 333-111623.

(j)(1)	Credit Agreement, dated as of June 19, 2003, among Registrant and Overseas Borrowers, as Borrowers, various Lenders, JPMorgan Chase Bank, as Administrative Agent, Collateral Agent and LC Issuing Bank, Deutsche Bank Securities Inc., as Syndication Agent, and Citicorp North America, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Co-Documentation Agents (the “Credit Agreement”).

Incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(2)	Guarantee and Security Agreement dated as of June 25, 2003 among Registrant, the Subsidiary Guarantors and JPMorgan Chase Bank, as Collateral Agent, relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(3)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 25, 2003 between Xerox Corporation and JPMorgan Chase Bank, as Collateral Agent, encumbering one property located in the State of Oklahoma and relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(4)	Mortgage, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 25, 2003 between Xerox Corporation and JPMorgan Chase Bank, as Collateral Agent, encumbering three properties located in the State of New York and relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.9 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(5)	Line of Credit Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of June 25, 2003 between Xerox Corporation and JPMorgan Chase Bank, as Collateral Agent, encumbering one property located in the State of Oregon and relating to the Credit Agreement.

Incorporated by reference to Exhibit 4.10 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(k)	Master Demand Note dated December 10, 2003 between Registrant and Xerox Credit Corporation.

Incorporated by reference to Exhibit 4(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(l)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2005 Proxy Statement are preceded by an asterisk (*).

*(a)	Registrant’s Form of Salary Continuance Agreement.

Incorporated by reference to Exhibit 10(a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

*(b)(1)	Registrant’s 1991 Long-Term Incentive Plan, as amended through October 9, 2000 (“1991 LTIP”).

Incorporated by reference to Exhibit 10(b) to Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(2)	Form of Amendment to Agreements under 1991 LTIP.

Incorporated by reference to Exhibit 10(b)(2) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

(c)	Registrant’s 1996 Non-employee Director Stock Option Plan, as amended through May 20, 1999.

(d)(1)	Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors (“2004 ECPNED”).

Incorporated by reference to Exhibit (VI) to Registrant’s 2004 Proxy Statement filed on April 2, 2004.

(2)	Form of Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

(3)	Form of Grant Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

(4)	Form of DSU Deferral under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(4) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

*(e)(1)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 6, 2005 (“2004 PIP”).

(2)	Form of Officer Award Agreement under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(3)	Form of Long Term Incentive Plan Award under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(4)	Annual Performance Incentive Plan for 2005.

(5)	Annual Performance Incentive Plan for 2006.

(6)	2006 Executive Long-Term Incentive Program.

(7)	Form of Amendment to Agreements under 2004 PIP.

Incorporated by reference to Exhibit 10(e)(7) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

(8)	Form of Long-Term Incentive Plan Award Summary under 2006 ELTIP.

(9)	2006 Form of Officer Award Agreement under the 2004 PIP.

(10)	Form of 2006 ELTIP Deferral Election.

*(f)(1)	2004 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through December 7, 2004 (“2004 URIGP”).

Incorporated by reference to Exhibit 10(F) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2)	Amendment No. 1 2004 URIGP.

Incorporated by reference to Exhibit 10(f)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005.

*(g)(1)	2004 Restatement of Registrant’s Unfunded Supplemental Executive Retirement Plan, as amended through December 7, 2004 (“2004 USERP”).

Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2)	Amendment No. 2 to Registrant’s 2004 USERP.

Incorporated by reference to Exhibit 10(g)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005.

(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors, as amended through February 4, 2002.

Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*(i)	Form of Amended and Restated Severance Letter Agreement entered into with various executive officers, effective July 11, 2005.

*(j)	Registrant’s Universal Life Plan effective July 1, 2003.

Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(k)	Registrant’s Deferred Compensation Plan for Directors, 1997 Amendment and Restatement, as amended through December 7, 2004.

Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*(l)	Registrant’s Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.

Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

*(m)	Registrant’s 1998 Employee Stock Option Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(n)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

(o) (1)	Master Supply Agreement, dated as of November 30, 2001, between Registrant and Flextronics International Ltd. **

Incorporated by reference to Exhibit 10(t)(1) to Registrant’s Current Report on Form 8-K dated June 2, 2003.

(2)	Amended and Restated Letter Agreement dated as of November 30, 2001 between Registrant and Flextronics International Ltd. regarding collateral matters relating to the relationship between Registrant and Flextronics.**

Incorporated by reference to Exhibit 10(t)(2) to Registrant’s Current Report on Form 8-K dated June 2, 2003.

*(p)	Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(u) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(q)	Amended and Restated Loan Agreement dated as of October 21, 2002 between Xerox Lease Funding LLC and General Electric Capital Corporation.

Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*(r)	Form of Cash Retention Agreement entered into with various executive officers during 2003.

Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(12)	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(13)	Registrant’s 2005 Annual Report to Shareholders.

(21)	Subsidiaries of Registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(31) (a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32)	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

**	Pursuant to the Freedom of Information Act, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.