Form 10-Q
period 2006-03-31
XEROX CORP
filed 2006-05-01
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:  ☒                    Accelerated filer:  ☐                    Non-accelerated filer:  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $1 par value	918,283,477 shares

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, and any exhibits to this Form 10-Q, that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q, any exhibits to this Form 10-Q and other public statements we make. Such factors include, but are not limited to the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Xerox Corporation

Form 10-Q

March 31, 2006

Page
Part I—Financial Information
Item 1. Financial Statements (Unaudited)	4
Condensed Consolidated Statements of Income	4
Condensed Consolidated Balance Sheets	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Capital Resources and Liquidity	39
Financial Risk Management	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44
Part II—Other Information
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6. Exhibits	48
Signatures	49
Exhibit Index	50

Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

By-Laws of Registrant, as amended through December 10, 2003.
Form of Third Supplemental Indenture to the June 25, 2003 Indenture.

Form of Credit Agreement dated as of April 7, 2006 between Xerox Corporation, the Initial Lenders, the Initial Issuing Banks, Citibank, N.A. as administrative agent and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Bookrunners.

Amendment No. 2 to 2004 Restatement of Xerox Corporation Unfunded Retirement Income Guarantee Plan.
Amendment No. 3 to 2004 Restatement of Xerox Corporation Unfunded Supplemental Executive Retirement Plan.
2006 Technology Agreement, effective as of April 1, 2006, by and between Xerox Corporation and Fuji Xerox Co. Subsidiaries of Xerox Corporation as of December 31, 2005.
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

PART I—FINANCIAL INFORMATION

Item 1

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in millions, except per-share data)
Revenues
Sales	$1,666	$1,694
Service, outsourcing and rentals	1,816	1,849
Finance income	213	228

Total Revenues	3,695	3,771

Costs and Expenses
Cost of sales	1,075	1,047
Cost of service, outsourcing and rentals	1,060	1,062
Equipment financing interest	76	86
Research, development and engineering expenses	225	225
Selling, administrative and general expenses	983	1,009
Restructuring and asset impairment charges	—	85
Other expenses (income), net	68	(32)

Total Costs and Expenses	3,487	3,482

Income before Income Taxes and Equity Income	208	289
Income taxes	47	116
Equity in net income of unconsolidated affiliates	39	37

Net Income	$200	$210
Less: Preferred stock dividends, net	(14)	(14)

Income Available to Common Shareholders	$186	$196

Earnings per Share
Basic	$0.20	$0.20
Diluted	$0.20	$0.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005
	(in millions, except share data in thousands)
Assets
Cash and cash equivalents	$1,598	$1,322
Short-term investments	196	244

Total cash, cash equivalents and short-term investments	1,794	1,566
Accounts receivable, net	2,074	2,037
Billed portion of finance receivables, net	285	296
Finance receivables, net	2,580	2,604
Inventories	1,260	1,201
Other current assets	1,130	1,032

Total current assets	9,123	8,736
Finance receivables due after one year, net	4,872	4,949
Equipment on operating leases, net	435	431
Land, buildings and equipment, net	1,599	1,627
Investments in affiliates, at equity	824	782
Intangible assets, net	279	289
Goodwill	1,688	1,671
Deferred tax assets, long-term	1,532	1,547
Other long-term assets	1,821	1,921

Total Assets	$22,173	$21,953

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,309	$1,139
Accounts payable	1,066	1,043
Accrued compensation and benefits costs	696	621
Unearned income	195	191
Other current liabilities	1,120	1,352

Total current liabilities	4,386	4,346
Long-term debt	6,373	6,139
Liabilities to subsidiary trusts issuing preferred securities	613	626
Pension and other benefit liabilities	989	1,151
Post-retirement medical benefits	1,195	1,188
Other long-term liabilities	1,321	1,295

Total liabilities	14,877	14,745
Series C mandatory convertible preferred stock	889	889
Common stock, including additional paid in capital	4,555	4,741
Treasury stock, at cost	(217)	(203)
Retained earnings	3,207	3,021
Accumulated other comprehensive loss	(1,138)	(1,240)

Total Liabilities and Equity	$22,173	$21,953

Shares of common stock issued	933,054	945,106
Treasury stock	(14,771)	(13,917)

Shares of common stock outstanding	918,283	931,189

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in millions)
Cash Flows from Operating Activities:
Net income	$200	$210
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	155	159
Provisions for receivables and inventory	34	27
Net gain on sales of businesses and assets	(2)	(98)
Undistributed equity in net income of unconsolidated affiliates	(37)	(35)
Stock-based compensation	11	10
Restructuring and other charges	—	85
Cash payments for restructurings	(80)	(36)
Contributions to pension benefit plans	(32)	(24)
Increase in inventories	(67)	(116)
Increase in equipment on operating leases	(55)	(52)
Decrease in finance receivables	155	179
Increase in accounts receivable and billed portion of finance receivables	(11)	(8)
Decrease in other current and long-term assets	—	19
Decrease in accounts payable and accrued compensation	(73)	(1)
Net change in income tax assets and liabilities	12	73
Net change in derivative assets and liabilities	16	75
Decrease in other current and long-term liabilities	(68)	(98)
Other, net	(11)	(32)

Net cash provided by operating activities	147	337

Cash Flows from Investing Activities:
Purchases of short-term investments	(45)	—
Proceeds from sales of short-term investments	93	—
Cost of additions to land, buildings and equipment	(31)	(33)
Proceeds from sales of land, buildings and equipment	2	2
Cost of additions to internal use software	(13)	(12)
Proceeds from divestitures and investments, net	138	105
Net change in escrow and other restricted investments	(88)	31

Net cash provided by investing activities	56	93

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	49	247
Debt payments on secured financings	(334)	(468)
Net cash proceeds (payments) on other debt	672	(112)
Payment of liability to subsidiary trusts issuing preferred securities	(100)	—
Preferred stock dividends	(14)	(14)
Proceeds from issuances of common stock	22	14
Excess tax benefits from stock-based compensation	7	—
Payments to acquire treasury stock	(238)	—
Other	(2)	9

Net cash provided by (used in) financing activities	62	(324)

Effect of exchange rate changes on cash and cash equivalents	11	(26)

Increase in cash and cash equivalents	276	80
Cash and cash equivalents at beginning of period	1,322	3,218

Cash and cash equivalents at end of period	$1,598	$3,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share data and where otherwise noted)

Note 1-Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2005 Annual Report to Shareholders, which is incorporated by reference in our 2005 Annual Report on Form 10-K (“2005 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the consolidated financial statements included in the 2005 Annual Report.

In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income.”

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Note 2-Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

Note 3-Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method and therefore we did not restate the results of prior periods.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

The effect of adopting FAS 123(R) on 2006 first quarter net income was immaterial. FAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows prospectively from January 1, 2006. Prior to the adoption of FAS 123(R), such excess tax benefits were presented as operating cash flows. Accordingly, $7 of excess tax benefits has been classified as a financing cash inflow in the 2006 first quarter Consolidated Statement of Cash Flows. For the quarter ended March 31, 2005, such excess tax benefits amounted to $7.

Refer to Note 1-“Stock-Based Compensation” and Note 18-Common Stock in our 2005 Annual Report for further information regarding our adoption of FAS 123(R) and our stock-based compensation arrangements, including related disclosures required upon the adoption of FAS 123(R). We recorded stock based compensation of $11 and $10 for the three months ended March 31, 2006 and 2005, respectively ($7 and $6, after-tax, respectively).

Prior to January 1, 2006, in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees,” we did not recognize compensation expense relating to employee stock options because the exercise price was equal to the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach as required by FAS 123(R), and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income and earnings per share for the three months ended March 31, 2005 would have been as follows:

2005
Net income—as reported	$210
Add: Stock-based employee compensation expense included in reported net income, net of tax	6
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(15)

Net income—pro forma	$201

Basic EPS—as reported	$0.20
Basic EPS—pro forma	0.20
Diluted EPS—as reported	$0.20
Diluted EPS—pro forma	0.19

Note 4-Divestitures and Other Sales

In March 2006, Ridge Re, a wholly owned subsidiary included in our net investment in discontinued operations (within Other long-term assets), completed an agreement to transfer its obligations under its remaining reinsurance agreement, together with related investments held in trust, to another insurance company as part of a complete exit from this business. As a result of this transaction, the remaining investments held by Ridge Re were sold and the excess cash held by Ridge Re of $117, after the payment of its remaining liabilities, was distributed back to the Company as part of a plan of liquidation. This amount is presented within investing activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2006, remaining liabilities associated with our former discontinued operations were $42.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Note 5-Restructuring Programs

Information related to restructuring program activity during the three months ended March 31, 2006 is outlined below (in millions).

Restructuring Activity	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments	Total
Ending Balance December 31, 2005	$217	$19	$—	$236
Restructuring Provision	6	5	—	11
Reversals of prior accruals	(10)	(1)	—	(11)
Net current year charges (1)	(4)	4	—	—
Charges against reserve and currency	(71)	(6)	—	(77)

Ending Balance March 31, 2006	$142	$17	$—	$159

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
Charges to reserve, all programs	$(77)	$(39)
Pension curtailment, special termination benefits and settlements	—	—
Asset impairments	—	2
Effects of foreign currency and other non-cash	(3)	1

Cash payments for restructurings	$(80)	$(36)

Beginning in the fourth quarter 2002, we have initiated a series of ongoing restructuring initiatives designed to leverage cost savings resulting from realized productivity improvements, realign and lower our overall cost structure and outsource certain internal functions. The initiatives primarily included severance actions and impacted all geographies and segments. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, we recognize severance costs when they are determined to be both probable and reasonably estimable. Otherwise, we accrue severance costs when incurred. During the first quarter of 2006, we provided an additional $11 for ongoing restructuring programs which consisted of $6 for severance and related costs and $5 for lease and contract terminations. The charges primarily relate to additional costs associated with prior actions. These charges were offset by net of reversals of $11 primarily related to changes in estimates for severance costs from previously recorded actions. The components of the provision and reversals were not individually significant.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

The following tables summarize the total amount of costs expected to be incurred in connection with our ongoing restructuring programs and the cumulative amount incurred as of March 31, 2006:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2005	Net amount incurred for the quarter ended March 31, 2006	Cumulative amount incurred as of March 31, 2006	Total expected to be incurred *
Production	$405	$(3)	$402	$404
Office	373	(2)	371	373
DMO	119	4	123	127
Other	146	1	147	147

Total Provisions	$1,043	$—	$1,043	$1,051

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2005	Amount incurred for the quarter ended March 31, 2006	Cumulative amount incurred as of March 31, 2006	Total expected to be incurred*
Severance and related costs	$917	$(4)	$913	$920
Lease cancellation and other costs	65	4	69	70
Asset impairments	61	—	61	61

Total Provisions	$1,043	$—	$1,043	$1,051

*	The total amount of $1,051 represents the cumulative amount incurred through March 31, 2006 plus additional expected restructuring charges of $7 related to initiatives identified to date that have not yet been recognized in the Condensed Consolidated Financial Statements, as well as, $1 for the expected interest accretion on the reserve.

Note 6-Inventories

Inventories consist of the following (in millions):

	March 31, 2006	December 31, 2005
Finished goods	$1,001	$956
Work-in-process	108	99
Raw materials	151	146

Total Inventories	$1,260	$1,201

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Note 7-Common Shareholders’ Equity

Common shareholders’ equity consisted of (in millions):

	March 31, 2006	December 31, 2005
Common stock	$935	$945
Additional paid-in-capital	3,620	3,796
Treasury stock (1)	(217)	(203)
Retained earnings	3,207	3,021
Accumulated other comprehensive loss (2)	(1,138)	(1,240)

Total	$6,407	$6,319

(1)	The following is a summary of the purchases of common stock made under our stock repurchase programs as described in our 2005 Annual Report for the period (shares in thousands):

	October 2005 $500			January 2006 $500			Total $1,000
Authorized Repurchase Programs	Shares	Amount		Shares	Amount		Shares	Amount
As of December 31, 2005	30,502	$433		—	$—		30,502	$433
Purchases	4,711	68		11,502	170		16,213	238

As of March 31, 2006	35,213	$501	*	11,502	$170	**	46,715	$671

Less cancellations							(31,944)	(454)

Treasury stock as of March 31, 2006							14,771	$217

__________
*	Includes associated fees of $1.
**	Includes associated fees of less than $1.

Subsequent to March 31, 2006, 436 shares were repurchased at an aggregate cost of $7, including associated fees of less than $1. Additionally, in April 2006, 14,771 repurchased shares were cancelled upon the Board of Directors approval and were recorded as a reduction to both Common stock of $15 and Additional paid-in-capital of $202.

(2)	Accumulated other comprehensive loss at March 31, 2006 is composed of cumulative translation adjustments of $(937), a minimum pension liability of $(202) and cash flow hedging gains of $1.

Comprehensive income consists of (in millions):

	Three Months Ended March 31,
	2006	2005
Net Income	$200	$210
Translation adjustments	80	(190)
Minimum pension liability, net of tax (1)	22	12
Unrealized losses on securities, net of tax	—	(2)
Unrealized gains on cash flow hedges, net of tax	—	2

Comprehensive income	$302	$32

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

(1)	The change of $22 in the minimum pension liability since December 31, 2005 includes $26 relating to our portion of a minimum pension liability reduction that was recorded by Fuji Xerox during the period and a $(4) negative impact from currency.

Note 8-Interest Expense and Income

Interest expense and interest income consisted of (in millions):

	Three Months Ended March 31,
	2006	2005
Interest expense (1)	$130	$147
Interest income (2)	$228	$246

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses (income), net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses (income), net in the Condensed Consolidated Statements of Income.

Equipment financing interest is determined based on an estimated cost of funds, applied against the estimated level of debt required to support our net finance receivables. Prior to 2006, the estimated cost of funds was primarily based on our secured borrowing rates. As a result of the recent reduction in our level of secured borrowings, effective January 1, 2006 the estimated cost of funds is based on a blended rate for term and duration comparable to available borrowing rates for a BBB rated company as of the end of each period. This change in basis did not materially impact the calculated amount of Equipment finance interest expense and accordingly did not impact comparability between the periods. The estimated level of debt is based on an assumed 7 to 1 leverage ratio of debt/equity as compared to our average finance receivable balance during the applicable period.

Note 9-Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. The Production and Office segments are centered around strategic product groups which share common technology, manufacturing and product platforms, as well as classes of customers.

The Production segment includes black and white products which operate at speeds over 90 pages per minute (“ppm”) and color products which operate at speeds over 40 ppm, excluding 50 ppm products with an embedded controller. Products include the Xerox iGen3 digital color production press, Nuvera, DocuTech, DocuPrint, Xerox 2101 and DocuColor families, as well as older technology light-lens products. These products are sold predominantly through direct sales channels in North America and Europe to Fortune 1000, graphic arts, government, education and other public sector customers.

The Office segment includes black and white products which operate at speeds up to 90 ppm and color devices, up to 40 ppm, as well as, 50 ppm color devices with an embedded controller. Products include the suite of CopyCentre, WorkCentre, and WorkCentre Pro digital multifunction systems, DocuColor color multifunction products, color laser, solid ink color printers and multifunction devices, monochrome laser desktop printers,

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

digital and light-lens copiers and facsimile products. These products are sold through direct and indirect sales channels in North America and Europe to global, national and mid-size commercial customers as well as government, education and other public sector customers.

The DMO segment includes our operations in Latin America, Central and Eastern Europe, the Middle East, India, Eurasia, Russia and Africa. This segment’s sales consist of office and production including a large proportion of office devices and printers which operate at speeds of 11-30 ppm. Management serves and evaluates these markets on an aggregate geographic basis, rather than on a product basis.

The segment classified as Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper), Wide Format Systems, Xerox Technology Enterprises and value-added services, royalty and license revenues. Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the Production, Office and DMO segments, including non-financing interest as well as other items included in Other expenses (income), net.

Operating segment revenues and profitability for the three months ended March 31, 2006 and 2005 were as follows (in millions):

	Production	Office	DMO	Other	Total
2006
Total segment revenues	$1,035	$1,804	$436	$420	$3,695

Segment profit	$67	$160	$17	$3	$247

2005
Total segment revenues	$1,072	$1,829	$412	$458	$3,771

Segment profit (loss)	$101	$192	$10	$109	$412

The following is a reconciliation to pre-tax income (in millions):

	Three Months Ended March 31,
	2006	2005
Total segment profit	$247	$412
Reconciling items:
Restructuring and asset impairment charges	—	(85)
Other expenses	—	(1)
Equity in net income of unconsolidated affiliates	(39)	(37)

Pre-tax income	$208	$289

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Note 10-Investment in Fuji Xerox

Our equity in net income of our unconsolidated affiliates for the three months ended March 31, 2006 and 2005, was as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Fuji Xerox	$38	$35
Other investments	1	2

Total	$39	$37

Condensed financial data of Fuji Xerox for the three months ended March 31, 2006 and 2005 was as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Summary of Operations
Revenues	$2,559	$2,731
Cost and Expenses	2,332	2,537

Income before income taxes	227	194
Income taxes	95	57
Minorities’ interests	—	3

Net income	$132	$134

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.

Note 11-Debt

On March 20, 2006, we issued $700 aggregate principal amount of Senior Notes due 2016 (“2016 Senior Notes”) at 99.413 percent of par, resulting in net proceeds of $689. Interest on the 2016 Senior Notes accrues at the rate of 6.40% per annum and is payable semiannually and, as a result of the discount, has a weighted average effective interest rate of 6.481%. In conjunction with the issuance of the 2016 Senior Notes, debt issuance costs of $7 were deferred. The 2016 Senior Notes were initially guaranteed by Xerox International Joint Marketing Inc. (“XIJM”), one of our subsidiaries that also guaranteed our outstanding 9.750% Senior Notes due 2009, 7.125% Senior Notes due 2010, 7.625% Senior Notes due 2013 and 6.875% Senior Notes due 2011. XIJM ceased being a guarantor of the foregoing Senior Notes pursuant to the relevant guaranties on April 7, 2006, effective with the closing of our 2006 Credit Facility, and termination of the 2003 Credit Facility. Refer to Note 16-Subsequent Events for further discussion regarding our 2006 Credit Facility.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Note 12-Contingencies

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

Tax related contingencies

Brazil Tax and Labor Contingencies: As disclosed in our 2005 Annual Report, at December 31, 2005, our Brazilian operations are involved in various litigation matters and have received or been levied with numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The total amounts related to the unreserved portion of these contingencies, inclusive of any related interest, were approximately $900 as of December 31, 2005. As of March 31, 2006 these unreserved contingencies amounted to approximately $950, with the difference from December 31, 2005 primarily related to indexation and interest, and currency. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax and labor matters and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2006 we had $130 of escrow cash deposits for matters we are disputing and there are liens on certain of our Brazilian assets. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable of occurring.

General Tax Contingencies: We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may record incremental tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the probable outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. In the first quarter 2006, we recognized a tax benefit of $24 from the resolution of certain tax issues associated with our ongoing 1999-2003 Internal Revenue Service (“IRS”) audit. We are expecting finalization of several ongoing tax audits in various jurisdictions to occur in 2006, including the 1999-2003 IRS audit.

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

(Dollars in millions, except per-share data and where otherwise noted)

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

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the court entered an endorsement order granting plaintiffs’ motion to file a third

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

consolidated amended complaint. The defendants’ motion to dismiss the second consolidated amended complaint was denied, as moot. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of an expanded class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; the other alleging that the individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss the complaint. On July 13, 2005, the court denied the motion. On October 31, 2005, the defendants answered the complaint. On January 19, 2006, plaintiffs filed a motion for class certification. That motion has not been fully briefed or argued before the court. The parties are engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Florida State Board of Administration, et al. v. Xerox Corporation, et al.: A securities law action brought by four institutional investors, namely the Florida State Board of Administration, the Teachers’ Retirement System of Louisiana, Franklin Mutual Advisers and PPM America, Inc., is pending in the United States District Court for the District of Connecticut against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler and KPMG. The plaintiffs bring this action individually on their own behalves. In an amended complaint filed on October 3, 2002, one or more of the plaintiffs allege that each of the Company, the individual defendants and KPMG violated Sections 10(b) and 18 of the 1934 Act, SEC Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. ss. 517.301, and the Louisiana Securities Act, R.S. 51:712(A). The plaintiffs further claim that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 1934 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s financial condition and accounting and reporting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants, at various times from 1997 through 2000 they bought shares of the Company’s common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses in excess of $200. The plaintiffs further contend that the alleged fraudulent scheme prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was false and misleading. The plaintiffs seek, among

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys’ and experts’ fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss all claims in the complaint that are in common with the claims in the Carlson action. On July 13, 2005, the court denied the motion. On December 9, 2005, the defendants moved to dismiss claims based on issues uniquely related to plaintiffs. That motion has been fully briefed, but has not been argued before the court. The court has not issued a ruling. The parties are engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Three additional class actions (Hopkins, Uebele and Saba) were subsequently filed in the same court making substantially similar claims. On October 16, 2002, the four actions were consolidated as In Re Xerox Corporation ERISA Litigation. On November 15, 2002, a consolidated amended complaint was filed. A fifth class action (Wright) was filed in the District of Columbia. It has been transferred to Connecticut and consolidated with the other actions. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that all the foregoing defendants were fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the interest of Plan participants. The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. Plaintiffs also claim that defendants failed to invest Plan assets prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent, and failed to avoid conflicts of interest. The complaint does not specify the amount of damages sought. However, it asks that the losses to the Plan be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. We filed a motion to dismiss the complaint. The plaintiffs subsequently filed a motion for class certification and a motion to commence discovery. Defendants have opposed both motions, contending that both are premature before there is a decision on their motion to dismiss. In the fall of 2004, the Court requested an updated briefing on our motion to dismiss and update briefs were filed in December of that year. On March 31, 2006, the Court granted our motion to postpone consideration of class certification pending disposition of our motion to dismiss, and granted plaintiffs motion to commence formal discovery. We and the other defendants deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Digwamaje et al. v. IBM et al: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the First Amended Complaint on the Company was deemed effective as of December 6, 2002. On March 19, 2003, Plaintiffs filed a Second Amended Complaint that eliminated a number of corporate defendants but was otherwise identical in all material respects to the First

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Amended Complaint. The defendants include Xerox and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. The foregoing damages are being sought from all defendants, jointly and severally. Xerox filed a motion to dismiss the Second Amended Complaint. Oral argument of the motion was heard on November 6, 2003. By Memorandum Opinion and Order filed November 29, 2004, the court granted the motion to dismiss. A clerk’s judgment of dismissal was filed on November 30, 2004. On December 27, 2004, the Company received a notice of appeal dated December 24, 2004. On February 16, 2005, the parties filed a stipulation withdrawing the December 24, 2004 appeal on the ground that the November 30, 2004 judgment of dismissal was not appealable. On March 28, 2005, Plaintiffs submitted a letter requesting permission to file a motion for leave to file an amended and consolidated complaint. By Summary Order filed April 6, 2005, the Court denied the request. In a second Summary Order filed the same day, the Court amended its November 29, 2004, Opinion and Order, which dismissed the action, so as to render the Opinion and Order appealable and plaintiffs filed a new appeal on May 3, 2005. On August 19, 2005, plaintiffs-appellants filed their brief in the Second Circuit Court of Appeals. On October 4, 2005, defendants-appellees filed their brief in the Second Circuit Court of Appeals. Oral argument in the Second Circuit Court of Appeals was held on January 24, 2006. Xerox denies any wrongdoing and is vigorously defending the action. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced on January 18, 2005, MPI Technologies, Inc. (“MPI”) sought damages from Xerox Corporation and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement made as of March 15, 1994 between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. On September 9, 2005, the arbitration panel rendered its decision, holding in part that the Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. On December 12, 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest. We have accrued the amount of the $89 award, as well as $13 for pre- and post-judgment interest thereon. On December 7, 2005, Xerox filed an application for judicial review of the award with the Ontario Superior Court seeking that the award be set aside in its entirety. The hearing is scheduled for late June 2006. On December 29, 2005, MPI filed an application for judicial recognition and enforcement of the award. On agreement of the parties, that application has been adjourned to be heard after the Xerox application to set aside the award on a date to be set by the Ontario Superior Court. Pending the determination of the application to set aside the award, Xerox has deposited into escrow funds ordered owing in the award as of the date the deposit was made.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claims that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for up to $135 coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. However, $10 of the entire amount may be

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

unavailable due to the liquidation of one of the other insurers. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. On December 19, 2003, the Company and individual defendants moved to dismiss the complaint. On November 10, 2004, the Court issued an opinion partially granting and partially denying the motions. Among other things, the Court granted the motions to dismiss all of the claims for rescission and denied plaintiff’s request to replead. The Court denied the Company’s and some of the individual defendants’ motions to dismiss certain claims that seek to limit coverage based on particular provisions in the policy and that at least in part related to settlement with the SEC. Plaintiff filed notices of appeal on January 10, 2005 and February 11, 2005. By order entered on January 3, 2006, the Appellate Division affirmed the portions of the Court’s November 10, 2004 decision which dismissed several of plaintiff’s claims and denied leave to replead. On February 2, 2006, plaintiff moved for reargument or for leave to appeal to the Court of Appeals. That motion has been fully briefed. The Appellate Division has not issued a ruling. Separately, on February 22, 2005, the defendants filed a motion seeking dismissal of any remaining claims in light of Xerox’s representation that it will not seek coverage from plaintiff for settlement payments to the SEC. By order dated July 12, 2005, the Court denied the motion. On August 23, 2005, defendants moved for leave to reargue the February 22 motion and separately moved for leave to renew the December 19, 2003 motions. On April 10, 2006, the court issued an order granting those motions, dismissing one cause of action and partially dismissing the two other causes of action that were the subject of those motions. Plaintiff filed an amended complaint on February 27, 2006, naming all defendants named in the original complaint and adding four causes of action against Xerox only, as well as a demand for unspecified monetary relief. The Company and the individual defendants deny any wrongdoing and are vigorously defending the action.

Warren, et al. v. Xerox Corporation: On March 11, 2004, the United States District Court for the Eastern District of New York entered an order certifying a nationwide class of all black salespersons employed by Xerox from February 1, 1997 to the present under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1871. The suit was commenced on May 9, 2001 by six black sales representatives. The plaintiffs allege that Xerox has engaged in a pattern or practice of race discrimination against them and other black sales representatives by assigning them to less desirable sales territories, denying them promotional opportunities, and paying them less than their white counterparts. Although the complaint does not specify the amount of damages sought, plaintiffs do seek, on behalf of themselves and the classes they seek to represent, front and back pay, compensatory and punitive damages, and attorneys’ fees. We deny any wrongdoing and are vigorously defending the action. Fact discovery has concluded and expert reports have been exchanged. The parties are presently scheduled to participate in private mediation in mid-May 2006. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Compression Labs, Inc. v. Agfa et al. (including Xerox Corporation): In April 2004, Compression Labs, Incorporated (CLI) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division against Xerox, along with 27 other companies, seeking unspecified damages for patent infringement, injunction and other ancillary relief. According to CLI, the patent covers an aspect of a standard for compressing full-color or gray-scale still images (JPEG). In July 2004, along with several of the other defendants in the above named action, we filed a complaint against CLI in Federal Court in Delaware, requesting a declaratory judgment of non-infringement and invalidity; a finding of an implied license to use the patent; a finding that CLI is estopped from enforcing the patent; damages and relief under state law for deceptive trade practices, unfair competition, fraud, negligent misrepresentation, equitable estoppel and patent misuse; and relief

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

under federal anti-trust laws for CLI’s violation of Section 2 of the Sherman Act. On February 16, 2005, the U.S. Multi-District Litigation Panel ordered the subject lawsuit (along with all related lawsuits) be transferred from the District Court of the Eastern District of Texas to the District Court for the Northern District of California. All pre-trial proceedings will occur in the Northern District of California and the lawsuit will, if necessary, be transferred back to the Eastern District of Texas for trial. Discovery for all related cases will continue in the Northern District of California. On May 19, 2005 the judge recused herself from the litigation and a new judge was assigned in August 2005. A settlement agreement was signed on March 31, 2006, for an amount not material to the Company, and the court dismissed us as a party to the suit on April 3, 2006.

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

Derivative Litigation Brought on Behalf of the Company:

Miller, et al. v. Allaire, et al.: Following the voluntary dismissal without prejudice of In re Xerox Derivative Actions in the Supreme Court of the State of New York, County of New York, the plaintiffs purportedly brought a substantially similar putative shareholder derivative action in Connecticut Superior Court, Judicial District of Stamford-Norwalk at Stamford in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG LLP. This action is based on substantially the same allegations and seeks substantially the same relief as the discontinued action. The complaint alleges that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further allege that each of the director defendants breached his/her duties of due care and diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The complaint also asserts claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claim that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox is held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. Plaintiffs also demand injunctive relief from the indemnification of six former officers for disgorgements

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

imposed pursuant to their respective settlements with the SEC and related legal fees. On November 23, 2005, defendants filed a motion to dismiss and a separate motion for partial summary judgment. Those motions have been fully briefed and were argued before the court on March 13, 2006. The court has not issued a ruling. The individual defendants deny any wrongdoing.

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

Other Litigation:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm, formerly owned by 3Com Corporation, for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” Upon reexamination, the U.S. Patent and Trademark Office confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the District Court found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims, and on October 5, 2000 the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity, thus establishing liability. In January 2003, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals for the Federal Circuit affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and remanded the validity issues to the District Court for further analysis. On December 5, 2003 Palm moved for sanctions, alleging that Xerox withheld production of material information. Xerox has since responded to the motion denying the basis of claims. On December 10, 2003 the District Court heard oral arguments on summary judgment motions from both parties directed solely to the issue of validity. A decision denying Xerox’s motions and granting Palm’s motion of summary judgment for invalidity (“SJ”) was granted on May 21, 2004. In June 2004, Palm filed a motion requesting clarification of the grant of SJ, Xerox has responded to that motion, and also filed a motion to reconsider the SJ. On February 16, 2005, the District Court denied Xerox’s motion to reconsider and granted Palm’s motion to clarify. Pursuant to granting Palm’s motion, the District Court supplemented its decision of May 21, 2004. On June 10, 2005, Xerox filed an appeal brief with the Court of Appeals for the Federal Circuit, seeking reversal of the District Court’s holding of invalidity. Xerox filed a reply brief to the Palm brief on the issue of invalidity on November 7, 2005. An oral argument on Xerox’s appeal to the CAFC was held on April 3, 2006. A decision is expected in two to six months.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Other Matters:

It is our policy to promptly and carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken. When and where appropriate, we report such matters to the U.S. Department of Justice and to the SEC, and/or make public disclosure.

India: In recent years we have become aware of a number of matters at our Indian subsidiary, Xerox Modicorp Ltd., that occurred over a period of several years, much of which occurred before we obtained majority ownership of these operations in mid 1999. These matters include misappropriations of funds and payments to other companies that may have been inaccurately recorded on the subsidiary’s books and certain improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. We have reported these transactions to the Indian authorities, the U.S. Department of Justice and to the SEC. The private Indian investigator engaged by the Indian Ministry of Company Affairs has completed an investigation of these matters. In February 2005, the Indian Ministry of Company Affairs provided our Indian subsidiary with the investigator’s report which addresses the previously disclosed misappropriation of funds and improper payments and requested comments. The report included allegations that Xerox Modicorp Ltd.’s senior officials and the Company were aware of such activities. The report also asserted the need for further investigation into potential criminal acts related to the improper activities addressed by the report. The matter is now pending in the Indian Ministry of Company Affairs. The Company reported these developments and made a copy of the report received by Xerox Modicorp Ltd. available to the U.S. Department of Justice and the SEC.

On November 17, 2005, Xerox filed its 40-page Reply (plus attachments) with the DCA. Xerox has sent copies of the Xerox Reply to the SEC and DOJ in the United States. In our Reply, we argue that the alleged violations of Indian Company Law by means of alleged improper payments and alleged defaults/failures of the Xerox Modicorp Ltd. board of directors were generally unsubstantiated and without any basis in law. Further, we stated that the Report’s findings of other alleged violations were unsubstantiated and unproven. The DCA (now called the “Ministry of Company Affairs” or “MCA”) will consider our Reply and will let us know their conclusions in the coming months. There is the possibility of fines or criminal penalties if conclusive proof of wrongdoing is found. We have told the DCA that Xerox’s conduct in voluntarily disclosing the initial information and readily and willingly submitting to investigation, coupled with the non-availability of earlier records, warrants complete closure and early settlement. In January 2006, we learned that the DCA has issued a “Show Cause Notice” to certain former executives of Xerox Modicorp Ltd. seeking a response to allegations of potential violations of the Indian Companies Act. We have also learned that Xerox Modicorp Ltd. has received a formal Notice of Enquiry from the Indian Monopolies & Restrictive Trade Practices Commission alleging that Xerox Modicorp Ltd. committed unfair trading practices arising from the events described in the DCA investigator’s Report. Our Indian subsidiary plans to contest the Notice of Enquiry at a hearing scheduled for August 29, 2006, and has been fully cooperating with the authorities.

In March 2005, following the completion of a share buy-back program that increased our controlling ownership interest in our Indian subsidiary to approximately 89% from approximately 86% at year-end 2004, we changed the name of our Indian subsidiary to Xerox India Ltd.

New York State School District Contracts: A local New York State school district recently raised questions regarding the enforceability of their contracts, which may have implications for contracts with similar customers. We are in the early stages of reviewing this matter and are working with the customer in an effort to bring it to a satisfactory resolution. Based on the stage of our review, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse resolution of this matter.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Note 13-Employee Benefit Plans

Components of Net Periodic Benefit Cost (in millions)

	For the three months ended March 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$64	$58	$6	$6
Interest cost	125	127	23	23
Expected return on plan assets	(137)	(133)	—	—
Recognized net actuarial loss	24	25	7	8
Amortization of prior service cost	(2)	—	(3)	(6)
Recognized net transition obligation	1	1	—	—
Recognized settlement loss	19	22	—	—

Net periodic benefit cost	$94	$100	$33	$31

Employer Contributions

As of March 31, 2006 contributions of $32 and $26 were made to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $302 to our pension plans and $79 to our other post-retirement benefit plans in 2006 for a total of $334 for pension plans and $105 for other post-retirement benefit plans.

We previously disclosed in our 2005 Annual Report that we expected to contribute $106 to our worldwide pension plans and $130 to our other post-retirement benefit plans in 2006. However, as also disclosed, the 2006 expected pension plan contributions did not include any planned contribution for our domestic tax-qualified plans pending a review of the 2006 actuarial valuations results when they became available. The increase in expected 2006 defined benefit pension plan contributions is primarily due to our election to contribute $226 to our U.S. plans in April 2006 following a review of the 2006 actuarial valuation results and giving consideration to our liquidity position. The $226 contribution was made for the purpose of making those plans 100% funded on a current liability basis under ERISA funding rules.

Pension Benefit Obligation and Net Periodic Pension Benefit Cost

As disclosed in our 2005 Annual Report, at December 31, 2005 the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $10,302 and $9,248, respectively. During the first quarter 2006 we amended one of our domestic defined benefit pension plans. The amendment changed the process of calculating benefits for certain employees who retire from or leave the Company after 2012. The new process ensures that certain benefit enhancements are only provided to plan participants who qualify to receive them based on age and years of services at termination. The prior process for years after 2012 provided some plan participants with these benefit enhancements regardless of qualification. The amendment resulted in a net decrease of $173 in the PBO and a net decrease of $20 in the ABO. The amendment also decreased net periodic pension benefit cost by $3 in the first quarter 2006 and is expected to decrease net periodic pension benefit cost by $31 for the full year 2006. However, pension expense may also be impacted by other factors, including but not limited to currency, contributions and settlements.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Note 14-Earnings per Share

The following tables summarize basic and diluted income per share for the three months ended March 31, 2006 and 2005 (shares in thousands):

	Three Months ended March 31,
	2006	2005
Basic Earnings per Share:
Net Income	$200	$210
Accrued dividends on Series C Mandatory Convertible Preferred Stock	(14)	(14)

Adjusted net income available to common shareholders	$186	$196

Weighted Average Common Shares Outstanding	927,237	958,817

Basic Earnings per Share	$0.20	$0.20

Diluted Earnings per Share:
Net Income	$200	$210
Interest on Convertible Securities, net	1	1

Adjusted net income available to common shareholders	$201	$211

Weighted Average Common Shares Outstanding	927,237	958,817
Common shares issuable with respect to:
Stock options	9,915	14,129
Restricted stock and performance shares	2,574	—
Series C Mandatory Convertible Preferred Stock	74,797	74,797
Convertible securities	1,992	1,992

Adjusted Weighted Average Common Shares Outstanding	1,016,515	1,049,735

Diluted Earnings per Share	$0.20	$0.20

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Note 15-Financial Statements of Subsidiary Guarantors

Until April 7, 2006, the Senior Notes due 2009, 2010, 2011, 2013 and 2016 (the “Senior Notes”) were guaranteed by XIJM (the “Guarantor Subsidiary”), which is 100% owned by Xerox Corporation (the “Parent Company”). The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets, statements of income and statements of cash flows for the Parent Company, the Guarantor Subsidiary, the non-guarantor subsidiaries and total consolidated Xerox Corporation and subsidiaries as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005. As of March 31, 2006 and 2005, the guarantee of the Senior Notes by the Guarantor Subsidiary is full and unconditional and there are no restrictions on the ability of the Parent Company or the Guarantor Subsidiary to obtain funds from its subsidiaries by dividend or loan. As of April 7, 2006, effective with the closing of our 2006 Credit Facility, and termination of the 2003 Credit Facility, XIJM ceased being a Guarantor Subsidiary with respect to each of the Senior Notes. Refer to Note 11—Debt and Note 16—Subsequent Event–for further discussion regarding our 2006 Credit Facility.

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2006

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations*	Total Company
Revenues
Sales	$729	$—	$937	$—	$1,666
Service, outsourcing and rentals	982	—	883	(49)	1,816
Finance income	86	—	151	(24)	213
Intercompany revenues	285	—	79	(364)	—

Total Revenues	2,082	—	2,050	(437)	3,695

Cost and Expenses
Cost of sales	454	—	657	(36)	1,075
Cost of service, outsourcing and rentals	562	—	498	—	1,060
Equipment financing interest	42	—	58	(24)	76
Intercompany cost of sales	253	—	62	(315)	—
Research, development and engineering expenses	215	—	21	(11)	225
Selling, administrative and general expenses	543	—	489	(49)	983
Restructuring and asset impairment charges	(3)	—	3	—	—
Other expenses (income), net	33	(8)	44	(1)	68

Total Cost and Expenses	2,099	(8)	1,832	(436)	3,487

(Loss) Income before Income Taxes and Equity Income	(17)	8	218	(1)	208
Income taxes	1	3	42	1	47
Equity in net income of unconsolidated affiliates	1	—	35	3	39
Equity in net income of consolidated affiliates	217	2	1	(220)	—

Net Income	$200	$7	$212	$(219)	$200

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor subsidiary and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Condensed Consolidating Balance Sheets as of March 31, 2006

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations*	Total Company
Assets
Cash and cash equivalents	$1,119	$—	$479	$—	$1,598
Short-term investments	196	—	—	—	196

Total cash, cash equivalents and short-term investments	1,315	—	479	—	1,794
Accounts receivable, net	459	—	1,615	—	2,074
Billed portion of finance receivables, net	167	—	118	—	285
Finance receivables, net	977	—	1,603	—	2,580
Inventories	749	—	551	(40)	1,260
Other current assets	539	—	563	28	1,130

Total current assets	4,206	—	4,929	(12)	9,123

Finance receivables due after one year, net	1,811	—	3,061	—	4,872
Equipment on operating leases, net	266	—	169	—	435
Land, buildings and equipment, net	931	—	668	—	1,599
Investments in affiliates, at equity	21	—	885	(82)	824
Investments in and advances to consolidated subsidiaries	8,317	48	(17)	(8,348)	—
Intangible assets, net	266	—	13	—	279
Goodwill	381	—	1,299	8	1,688
Other long-term assets	1,792	—	1,561	—	3,353

Total Assets	$17,991	$48	$12,568	$(8,434)	$22,173

Liabilities and Equity
Short-term debt and current portion of long-term debt	$301	$—	$1,008	$—	$1,309
Accounts payable	569	—	481	16	1,066
Other current liabilities	882	33	1,096	—	2,011

Total current liabilities	1,752	33	2,585	16	4,386

Long-term debt	3,894	—	2,479	—	6,373
Intercompany payables, net	1,939	(222)	(1,695)	(22)	—
Liabilities to subsidiary trusts issuing preferred securities	613	—	—	—	613
Other long-term liabilities	2,497	—	1,026	(18)	3,505

Total liabilities	10,695	(189)	4,395	(24)	14,877

Series C mandatory convertible preferred stock	889	—	—	—	889
Common shareholders’ equity	6,407	237	8,173	(8,410)	6,407

Total Liabilities and Equity	$17,991	$48	$12,568	$(8,434)	$22,173

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor subsidiary and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2006

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Total Company
Net cash provided by operating activities	$37	$—	$110	$147
Net cash provided by (used in) investing activities	76	—	(20)	56
Net cash provided by (used in) financing activities	366	—	(304)	62
Effect of exchange rate changes on cash and cash equivalents	—	—	11	11

Increase (decrease) in cash and cash equivalents	479	—	(203)	276
Cash and cash equivalents at beginning of period	640	—	682	1,322

Cash and cash equivalents at end of period	$1,119	$—	$479	$1,598

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2005

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations*	Total Company
Revenues
Sales	$759	$—	$935	$—	$1,694
Service, outsourcing and rentals	992	—	905	(48)	1,849
Finance income	72	—	185	(29)	228
Intercompany revenues	259	—	72	(331)	—

Total Revenues	2,082	—	2,097	(408)	3,771

Cost and Expenses
Cost of sales	466	—	617	(36)	1,047
Cost of service, outsourcing and rentals	571	—	491	—	1,062
Equipment financing interest	36	—	79	(29)	86
Intercompany cost of sales	233	—	58	(291)	—
Research, development and engineering expenses	212	—	22	(9)	225
Selling, administrative and general expenses	552	—	504	(47)	1,009
Restructuring and asset impairment charges	61	—	24	—	85
Other (income) expenses, net	(113)	(5)	87	(1)	(32)

Total Cost and Expenses	2,018	(5)	1,882	(413)	3,482

Income before Income Taxes and Equity Income (Loss)	64	5	215	5	289
Income taxes	41	2	64	9	116
Equity in net income of unconsolidated affiliates	3	—	33	1	37
Equity in net income (loss) of consolidated affiliates	184	3	2	(189)	—

Net Income	$210	$6	$186	$(192)	$210

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor subsidiary and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Condensed Consolidating Balance Sheets as of December 31, 2005

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations*	Total Company
Assets
Cash and cash equivalents	$640	$—	$682	$—	$1,322
Short-term investments	244	—	—	—	244

Total cash, cash equivalents and short-term investments	884	—	682	—	1,566
Accounts receivable, net	475	—	1,562	—	2,037
Billed portion of finance receivables, net	178	—	118	—	296
Finance receivables, net	894	—	1,710	—	2,604
Inventories	721	—	521	(41)	1,201
Other current assets	463	—	543	26	1,032

Total current assets	3,615	—	5,136	(15)	8,736
Finance receivables due after one year, net	1,678	—	3,271	—	4,949
Equipment on operating leases, net	263	—	168	—	431
Land, buildings and equipment, net	946	—	681	—	1,627
Investments in affiliates, at equity	42	—	819	(79)	782
Investments in and advances to consolidated subsidiaries	8,397	46	(19)	(8,424)	—
Intangible assets, net	276	—	13	—	289
Goodwill	381	—	1,282	8	1,671
Other long-term assets	1,704	—	1,764	—	3,468

Total Assets	$17,302	$46	$13,115	$(8,510)	$21,953

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1	$—	$1,138	$—	$1,139
Accounts payable	537	—	491	15	1,043
Other current liabilities	925	28	1,211	—	2,164

Total current liabilities	1,463	28	2,840	15	4,346
Long-term debt	3,516	—	2,623	—	6,139
Intercompany payables, net	1,829	(212)	(1,595)	(22)	—
Liabilities to subsidiary trusts issuing preferred securities	626	—	—	—	626
Other long-term liabilities	2,660	—	992	(18)	3,634

Total liabilities	10,094	(184)	4,860	(25)	14,745
Series C mandatory convertible preferred stock	889	—	—	—	889
Common shareholders’ equity	6,319	230	8,255	(8,485)	6,319

Total Liabilities and Equity	$17,302	$46	$13,115	$(8,510)	$21,953

*	The information primarily includes elimination entries necessary to consolidate Xerox Corporation, the parent, with the guarantor subsidiary and non-guarantor subsidiaries.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2005

	Parent Company	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Total Company
Net cash provided by operating activities	$172	$—	$165	$337
Net cash provided by investing activities	72	—	21	93
Net cash used in financing activities	(2)	—	(322)	(324)
Effect of exchange rate changes on cash and cash equivalents	—	—	(26)	(26)

Increase (decrease) in cash and cash equivalents	242	—	(162)	80
Cash and cash equivalents at beginning of period	2,444	—	774	3,218

Cash and cash equivalents at end of period	$2,686	$—	$612	$3,298

Note 16-Subsequent Event

(a) 2006 Credit Facility

On April 7, 2006, we entered into a $1.25 billion unsecured revolving credit facility including a $200 letter of credit subfacility (the “2006 Credit Facility” or “facility”). The facility allows us to increase from time to time, with willing lenders, the overall size of the 2006 Credit Facility to an aggregate amount not to exceed $2 billion. The facility is available, without sublimit, to certain of our qualifying subsidiaries. The facility replaces our 2003 Credit Facility that was terminated upon effectiveness of the 2006 Credit Facility on April 7, 2006. As of May 1, 2006, we have utilized $65 of commitments under the 2006 Credit Facility. In conjunction with the 2006 Credit Facility, debt issuance costs of $5 were deferred.

Our obligations under the facility are unsecured and are not guaranteed by any of our subsidiaries. However, if in the future any of our domestic subsidiaries guarantees any debt for money borrowed by us of more than $100, that subsidiary is required to guaranty our obligations under the facility as well. In the event that any of our subsidiaries borrow under the facility, its borrowings thereunder would be guaranteed by us. As a result of the termination of the 2003 Credit Facility, the guaranty by XIJM of our outstanding Senior Notes due 2009, 2010, 2011, 2013 and 2016 was terminated.

Borrowings under the 2006 Credit Facility bear interest at LIBOR plus a spread that will vary between 0.32% and 1.20% depending on our then-current credit ratings. In addition, we are required to pay a facility fee on the aggregate amount of the revolving credit facility. As of May 1, 2006, the interest rate on borrowings under the 2006 Credit Facility was 5.56% and the facility fee rate was 0.175%.

The 2006 Credit Facility matures on April 7, 2011, although we have the right to request a one-year extension on each of the first and second anniversaries of the facility. The facility contains various conditions to borrowing, and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are summarized below:

(a) Maximum leverage ratio (a quarterly test that is calculated as debt for borrowed money divided by consolidated EBITDA) ranging from 4.25 to 3.25 over the life of the facility.

(b) Minimum interest coverage ratio (a quarterly test that is calculated as consolidated EBITDA divided by consolidated interest expense) may not be less than 3:00:1.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

(c) Limitations on (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries.

The 2006 Credit Facility also contains various events of default the occurrence of which could result in a termination by the lenders and the acceleration of all our obligations under the facility. These events of default include, without limitation: (i) payment defaults, (ii) breaches of covenants under the facility (certain of which breaches do not have any grace period), (iii) cross-defaults and acceleration to certain of our other obligations and (iv) a change of control of Xerox.

(b) Termination of 2003 Credit Facility

In connection with the effectiveness of the 2006 Credit Facility, we terminated the 2003 Credit Facility on April 7, 2006 and repaid all advances outstanding thereunder, including a $300 secured term loan, with a combination of cash on hand and proceeds from the recent offering of 6.40% Senior Notes due 2016. The termination of the 2003 Credit Facility resulted in the second quarter 2006 write-off of the remaining unamortized deferred debt issuance costs of $13 ($8 after-tax).

Item 2

XEROX CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

Throughout this document, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.

To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. dollars on revenue and expense growth. We refer to this analysis as “currency impact” or “the impact from currency.” This includes translating the most recent financial results of operations using foreign currency of the earliest period presented. Revenues and expenses from our Developing Markets Operations are analyzed at actual exchange rates for all periods presented, since these countries generally have volatile currency and inflationary environments, and our operations in these countries have historically implemented pricing actions to recover the impact of inflation and devaluation. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.

Summary

	Three Months Ended March 31,
(in millions)	2006	2005
Equipment sales	$947	$986
Post sale and other revenue	2,535	2,557
Finance income	213	228

Total Revenues	$3,695	$3,771

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,666	$1,694
Less: Supplies, paper and other sales	(719)	(708)

Equipment sales	$947	$986

Service, outsourcing & rentals	$1,816	$1,849
Add: Supplies, paper and other sales	719	708

Post sale and other revenue	$2,535	$2,557

First quarter 2006 total revenues declined 2% compared to the first quarter 2005. Currency had a 2% negative impact on total revenues in the quarter. Total revenues included the following:

•	4% decline in Equipment sales, including a 2-percentage point negative impact from currency, primarily reflecting revenue declines in Office and Production black and white products, which were partially offset by revenue growth from color products and growth in DMO.

•	1% decline in Post sale and other revenue, including a 2-percentage point negative impact from currency, primarily reflecting declines in light lens, licensing revenue, and digital black and white Production products which were more than offset by growth in digital color products and growth in DMO.

•	11% growth in color revenue. Color revenue of $1,214 million comprised 33% of total revenue in the first quarter 2006 compared to 29% in the first quarter 2005.

•	7% decline in Finance income, including a 2-percentage point negative impact from currency, reflecting lower finance receivables.

First quarter 2006 net income of $200 million, or $0.20 per diluted share included a $24 million after-tax benefit from the resolution of certain tax matters associated with an ongoing 1999 to 2003 Internal Revenue Service audit.

First quarter 2005 net income of $210 million or $0.20 per diluted share included an after-tax gain of $58 million ($93 million pre-tax) related to the sale of our entire equity interest in Integic Corporation (“Integic”), offset by after-tax restructuring charges of $55 million ($85 million pre-tax).

Operations Review

Revenues for the three months ended March 31, 2006 and 2005 were as follows:

(in millions)	Production	Office	DMO	Other	Total
2006
Equipment sales	$256	$530	$126	$35	$947
Post sale and other revenue	697	1,148	308	382	2,535
Finance income	82	126	2	3	213

Total Revenues	$1,035	$1,804	$436	$420	$3,695

2005
Equipment sales	$280	$549	$117	$40	$986
Post sale and other revenue	704	1,145	293	415	2,557
Finance income	88	135	2	3	228

Total Revenues	$1,072	$1,829	$412	$458	$3,771

Equipment Sales

Equipment sales reflect the results of our technology investments and the associated product launches as more than two-thirds of the first quarter 2006 equipment sales were generated from products launched in the past 24 months.

In the first quarter 2006 equipment sales of $947 million declined 4% from the first quarter 2005 reflecting:

•	Negative currency impact of 2-percentage points.

•	Declines in revenue from Office and Production black and white equipment partially offset by growth in color products and in DMO.

•	Strong install activity in Production and Office products, particularly in light production, entry production color, and office multifunction products, which was offset by the impact of price declines and product mix.

•	Growth in color equipment sales of 8%. The pace of color equipment sales growth was impacted by lower OEM color printer sales. Color sales represented approximately 43% of total equipment sales in the first quarter 2006 versus 38% in the first quarter 2005.

Production: Production first quarter 2006 equipment sales declined approximately 9% including a 4-percentage point negative impact from currency and reflected price declines of 4% as well as product mix, which were partially offset by strong install growth. The product mix reflected a lower proportion of high-end black and white production installs compared to the first quarter 2005. Production system install activity included:

•	92% growth in installs of production color products driven by strong DocuColor® 240/250, 8000 and 7000 installs.

•	8% growth in installs of production black and white systems including 35% growth in installs of black and white light production systems, reflecting the continued success of the 4110 light production system, partially offset by a 17% decline in installs of high-end black and white systems.

Office: Office first quarter 2006 equipment sales revenue declined 3%, including a 2-percentage point negative impact from currency as well as price declines of approximately 9%, which more than offset the impact of growth in office product installs. Office product install activity included:

•	18% install growth in black and white copiers and multifunction devices driven by 16% growth in Segment 1&2 devices (11-30 ppm) and 25% growth in Segments 3-5 (31-90 ppm).

•	4% install growth in color printers, down from 180% growth in the first quarter 2005.

•	53% install growth in office color multifunction systems, driven in part by strong sales of the office version of the DocuColor 240/250.

DMO: DMO equipment sales consist of office and production products, including a large proportion of sales of Segment 1&2 (11-30 ppm) office devices and printers. Equipment sales in the first quarter 2006 grew 8% reflecting strong growth in Eurasia and Central and Eastern Europe, and reflecting strong sales of Segment 1&2 devices, as well as install growth in light production black and white and production color systems.

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

First quarter 2006 Post sale and other revenues of $2,535 million declined 1% compared to the first quarter 2005 reflecting:

•	Negative currency impact of 2-percentage points.

•	3% growth in digital office and digital production and 5% growth in DMO, which were partially offset by a 40% decline in analog light lens products as well as lower licensing revenue of $23 million.

•	13% growth in color post sale and other revenue. Color represented 29% of post sale and other revenue in the first quarter 2006 versus 26% in the first quarter 2005.

•	Approximately 8% of total pages were printed on color devices, which is 2- percentage points higher than the first quarter 2005. Color pages generate around five times more revenue and gross profit dollars than black and white pages.

Within post sale and other revenue, service, outsourcing, and rental revenue of $1,816 million declined 2% reflecting a decline in service and rental revenue, partially offset by growth in outsourcing revenue. Supplies, paper, and other sales of $719 million grew 2% year-over-year primarily reflecting growth in paper sales, which offset a decline in licensing revenue.

Production: Production first quarter 2006 post sale and other revenue declined 1%, including a 3-percentage point negative impact from currency and reflected growth in color products which was partially offset by declines in revenue from high-end black and white digital products and older light lens technology.

Office: Office first quarter 2006 post sale and other revenue was unchanged from first quarter 2005, including a 3-percentage point negative impact from currency and reflected growth in color multifunction devices and color printers, which was partially offset by declines in black and white light lens products.

DMO: DMO first quarter 2006 post sale and other revenue growth of approximately 5% was primarily driven by strong growth in Eurasia and Central and Eastern Europe.

Other: Post sale and other revenue within the Other segment declined 8% in the first quarter 2006. The decline was primarily driven by a $23 million decrease in licensing revenue, which was partially offset by an increase in paper. Paper and other supplies revenue comprised approximately two-thirds of first quarter 2006 Other segment post sale and other revenue.

Updated 2006 Projected Revenues

Excluding currency impacts, we now expect 2006 total revenues to increase approximately 2% from 2005 levels.

Segment Operating Profit

Total segment operating profit of $247 million in the first quarter 2006 was $165 million lower than the first quarter 2005. The first quarter 2006 operating margin declined 4.2-percentage points year-over-year.

Production: First quarter 2006 Production profit of $67 million declined $34 million from 2005. Operating profit margin declined 2.9-percentage points in the first quarter. The decline in operating profit is primarily due to reduced gross margins, which were impacted by lower installs of high-end production systems and higher technical service costs, as well as growth in color products.

Office: First quarter 2006 Office profit of $160 million declined $32 million from 2005. Operating profit margin declined 1.6-percentage points in the first quarter impacted by lower gross margins, primarily due to price declines in black and white multifunction devices and color printers.

DMO: First quarter 2006 DMO profit of $17 million increased $7 million from 2005. Operating profit margin improved 1.5-percentage points in the first quarter. The $7 million increase in profit reflects higher gross profit and lower SAG expenses.

Other: First quarter 2006 Other operating profit of $3 million declined $106 million from first quarter 2005 primarily due to a $93 million pre-tax gain on the sale of Integic recognized in 2005, as well as lower licensing revenue compared to first quarter 2005.

Key Ratios and Expenses

	Three Months Ended March 31,
	2006	2005
Gross Margin
Sales	35.5%	38.2%
Service, outsourcing and rentals	41.6	42.6
Finance income	64.3	62.3
Total	40.2	41.8
R,D&E % revenue	6.1	6.0
SAG % revenue	26.6%	26.8%

First quarter 2006 total gross margin of 40.2% decreased 1.6-percentage points compared to first quarter 2005 as cost improvements of 0.6-percentage points were more than offset by the impact of price declines and product mix of 2.3-percentage points. Price declines are largely equipment-related and were in line with historical levels. Product mix was a factor in the production segment and was also impacted by growth in DMO. The level of cost improvements did not keep pace with price and mix largely due to issues in technical service, which are being addressed.

First quarter 2006 sales gross margin declined 2.7-percentage points primarily due to the impact of price declines and product mix. The impact of price declines was primarily a result of price actions taken on office black and white multifunction products and color printers. The impact of product mix was primarily a result of lower high-end production black and white sales, growth in DMO, and growth in paper. Sales gross margin was also impacted by a $23 million year-over-year decline in licensing revenue, which has a high gross margin, and therefore negatively impacted margin by 0.4-percentage points.

First quarter 2006 service, outsourcing and rentals margin declined 1.0-percentage point as the impact of cost and other improvements of 1.0-percentage point was more than offset by the impact of price declines and product mix of 1.9-percentage points. While the level of price declines and impact of product mix were comparable year-over-year, the level of cost improvements was negatively impacted by higher technical service related to the transition to a flexible service workforce as well as start up costs associated with new managed services contracts.

Research, development and engineering (“R,D&E”) expenses of $225 million in the first quarter 2006 was unchanged from the first quarter 2005. Research & development (“R&D”) of $179 million for the three months ended March 31, 2006, decreased by $4 million reflecting lower spending in Production, which was only partially offset by increased spending in Office. The lower spending in Production was a result of recent product launches and the cost efficiencies captured from our platform development strategy. Sustaining engineering costs of $46 million increased by $4 million primarily due to significant product launches over the past several months.

We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D remains strategically coordinated with Fuji Xerox.

Selling, administrative and general (“SAG”) expenses of $983 million in first quarter 2006 decreased by $26 million from the first quarter 2005, including a $22 million benefit from currency. The decrease in SAG expenses primarily reflected the following:

•	$17 million reduction in general and administrative (“G&A”) expenses related to favorable currency and continued expense management initiatives.

•	$10 million net reduction in selling expenses primarily resulting from favorable currency.

•	$20 million in bad debt expense was comparable to the first quarter 2005. This level of bad debt expense continues to reflect the favorable trend in write-offs, receivables aging and collections.

During the first quarter 2006, we did not incur any net incremental restructuring charges. The restructuring reserve balance as of March 31, 2006, for all programs was $159 million, of which approximately $140 million is expected to be spent over the remainder of 2006.

Worldwide employment of approximately 55,100 at March 31, 2006 declined by approximately 100 from December 31, 2005, reflecting activity from on-going restructuring programs.

Other expenses (income), net for the three months ended March 31, 2006 and 2005 were as follows:

(in millions)	2006	2005
Non-financing interest expense	$54	$61
Interest income	(15)	(18)
Gains on sales of businesses and assets	(2)	(98)
Currency losses, net	14	16
Amortization of intangible assets	10	9
All other expenses (income), net	7	(2)

Total	$68	$(32)

First quarter 2006 non-financing interest expense of $54 million was $7 million lower than the first quarter 2005. The decline is primarily due to lower average debt balances, partially offset by higher interest rates.

First quarter 2006 interest income of $15 million decreased $3 million reflecting lower average cash balances, which was partially offset by higher rates of return.

First quarter 2006 gains on sales of businesses and assets decreased $96 million from the first quarter 2005, primarily due to a pre-tax gain of $93 million related to the sale of Integic, which was recognized in the first quarter 2005.

Currency losses netted a loss of $14 million in the first quarter 2006 compared to a loss of $16 million in the first quarter 2005. Net first quarter 2006 currency losses reflect the following:

•	Losses related to the mark to market of derivative contracts due to the strengthening Euro, that are economically hedging the cost of anticipated foreign currency denominated inventory purchases and other payments in Europe.

•	Losses related to the mark to market of derivative contracts economically hedging the cost of anticipated foreign currency denominated inventory purchases in the United States, predominantly Yen.

In the first quarter 2006, we recorded income tax expense of $47 million compared with income tax expense of $116 million in the first quarter 2005. The effective tax rate for the first quarter 2006 was 22.6% versus 40.1% in the first quarter 2005.

The 2006 first quarter effective tax rate of 22.6% was lower than the U.S. statutory tax rate of 35.0% primarily reflecting a tax benefit of $24 million from the resolution of certain tax issues associated with our ongoing 1999 to 2003 Internal Revenue Service audit. We anticipate finalization of this audit in 2006.

The 2005 first quarter effective tax rate of 40.1% was higher than the U.S. statutory tax rate of 35.0% primarily reflecting the geographical mix of income before taxes and the related tax rates in those jurisdictions, and losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances.

Our effective tax rate is based on recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions, as well as available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events (such as audit settlements) that may not be predictable. We anticipate that our effective tax rate for the remainder of the year will approximate 34.0%, excluding the effects of any future discrete events, and we expect our full year tax rate to be approximately 32.0%.

Equity in net income of unconsolidated affiliates of $39 million in the first quarter 2006 increased $2 million from the 2005 first quarter primarily reflecting our 25% share of Fuji Xerox’s fourth quarter net income.

Recent Accounting Changes

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires companies to recognize compensation expense using a fair-value based method for costs related to all share-based payments, including stock options. On January 1, 2006, we adopted FAS 123(R) using the modified prospective transition method and therefore we did not restate the results of prior periods. Prior to the adoption of FAS 123(R), under previous accounting guidance, we did not expense stock options as there was no intrinsic value associated with the options granted because the exercise price was set to equal to the market price at the date of grant. The adoption of FAS 123(R) was immaterial to our results of operations primarily as a result of changes made in our stock-based compensation programs in 2005 as well as the accelerated vesting of substantially all outstanding unvested stock options prior to the adoption of FAS 123(R).

In January 2005, we implemented changes in our stock-based compensation programs that included expanded use of restricted stock grants with time- and performance-based restrictions in lieu of stock options. Prior to this change our stock-based compensation programs primarily consisted of stock options grants. These new restricted stock awards are reflected as compensation expense in our results of operations in both 2005 and 2006 and the adoption of FAS 123(R) did not materially affect the expense recognized for these awards.

In May 2005, we accelerated the vesting of approximately 3.6 million stock options granted in 2004 that would have been scheduled to vest on January 1, 2007, to December 31, 2005. The accelerated vesting resulted in substantially all outstanding stock options being vested at the date of the adoption of FAS 123(R). The primary purpose of this accelerated vesting was to reduce our pre-tax compensation expense in 2006 by approximately $31 million or $0.02 per diluted share.

Our results of operations for the 2006 and 2005 first quarters include stock-based compensation expense of $7 million ($11 million pre-tax) and $6 million ($10 million pre-tax), respectively.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the three months ended March 31, 2006 and 2005 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
(in millions)	2006	2005	Amount Change
Net cash provided by operating activities	$147	$337	$(190)
Net cash provided by investing activities	56	93	(37)
Net cash provided by (used in) financing activities	62	(324)	386
Effect of exchange rate changes on cash and cash equivalents	11	(26)	37

Increase in cash and cash equivalents	276	80	196
Cash and cash equivalents at beginning of period	1,322	3,218	(1,896)

Cash and cash equivalents at end of period	$1,598	$3,298	$(1,700)

Cash, cash equivalents and Short-term investments reported in our Consolidated Financial Statements were as follows:

	2006	2005
Cash and cash equivalents	$1,598	$1,322
Short-term investments	196	244

Total Cash, cash equivalents and Short-term investments	$1,794	$1,566

Net cash provided by operating activities of $147 million in the first quarter 2006 decreased $190 million from first quarter 2005. While net income declined by $10 million, the reduction in income tax expense of $69 million had a marginal impact on current period cash flows, as income tax payments were essentially flat year-over-year. Other changes in operating cash flows included the following:

•	$72 million year-over-year decrease in accounts payable and accrued compensation largely due to first quarter 2005 increases in accounts payable, which were impacted by the timing of net purchases.

•	$44 million decrease due to higher restructuring payments related to previously reported 2005 actions.

•	$28 million decrease resulting from current year net cash payments from settlement of derivatives compared to net cash receipts in 2005.

•	$24 million decrease due to lower rate of decline in current year finance receivables.

•	$49 million increase due to lower inventory growth in the first quarter 2006 compared to first quarter 2005.

Net cash provided by investing activities of $56 million in the first quarter 2006 decreased $37 million from first quarter 2005 reflecting the following:

•	$119 million decrease in the net change in escrow and other investments primarily due to a $103 million escrow deposit in the first quarter 2006 related to the MPI litigation.

•	$48 million increase in net proceeds from sales of short-term investments.

•	$33 million increase in proceeds from divestitures and investments. The increase reflects a $117 million distribution related to the sale of investments held by Ridge Re and a $21 million distribution from the liquidation of our investment in Xerox Capital LLC, both in the first quarter 2006, partially offset by $96 million of proceeds from the sale of Integic in the first quarter 2005.

Net cash provided by financing activities of $62 million in the first quarter 2006 increased by $386 million from first quarter 2005 reflecting the following:

•	$784 million increase in net cash on other debt reflecting $689 million in net proceeds from the March 2006 issuance of the 6.40% Senior Notes due 2016 and lower net repayments on unsecured debt of $95 million.

•	$238 million used in the first quarter 2006 in connection with the company’s previously announced share repurchase programs.

•	$100 million payment for our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares.

•	$64 million higher net repayments on secured borrowings.

The following table provides total finance assets as of March 31, 2006:

(in millions)	Finance Receivables, Net	Secured Debt
Finance Receivables Encumbered by Loans (1):
GE secured loans:
GE Loans—U.S.	$1,609	$1,437
GE Loans—U.K.	623	594
GE Loans—Canada	213	148

Total GE encumbered finance receivables, net	2,445	2,179
Merrill Lynch Loan—France	443	376
DLL—Netherlands	216	178

Total encumbered finance receivables, net	$3,104	$2,733

Unencumbered finance receivables, net	4,633

Total Finance Receivables, net (2)	$7,737
Equipment on Operating Leases, net	435

Total Finance Assets, net (3)	$8,172

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of March 31, 2006.
(3)	Includes (i) finance receivables, net and (ii) equipment on operating leases, net to reflect the total assets associated with our lease or finance business. Management expects to leverage or fund these assets at a 7 to 1 debt-to-equity ratio.

As of March 31, 2006, 40% of total finance receivables were encumbered as compared to 44% at December 31, 2005. In addition to the above, as of March 31, 2006, approximately $170 million of debt was secured by $303 million of accounts receivable under a three-year $400 million revolving credit facility with GE. This arrangement is being accounted for as a secured borrowing in our Condensed Consolidated Balance Sheets.

Our debt maturities for the remainder of 2006 and 2007 by quarter, 2008, 2009 and 2010 by year and thereafter are as follows:

	Unsecured Debt	Debt Secured by Finance Receivables	Other Secured Debt	Total Debt
Second Quarter	$36	$301	$304	$641
Third Quarter	2	250	4	256
Fourth Quarter	8	210	3	221

2006	46	761	311	1,118
First Quarter	6	182	3	191
Second Quarter	259	168	171	598
Third Quarter	—	585	2	587
Fourth Quarter	—	219	2	221

2007	265	1,154	178	1,597
2008	27	676	7	710
2009	885	103	7	995
2010	680	37	3	720
Thereafter	2,507	2	33	2,542

Total	$4,410	$2,733	$539	$7,682

Approximately 43% of total debt was secured by finance receivables and other assets compared to 49% at December 31, 2005. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2006 and expect secured debt to be approximately 35% of total debt by the end of 2006.

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

Our current credit ratings as of March 31, 2006 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s (1)	Ba2	Positive	The Moody’s rating was upgraded from B1 in August 2004. The outlook was upgraded to positive in September 2005.
S&P (2)	BB+	Stable	The S&P rating was upgraded from BB- and the outlook was revised from positive to stable in March 2006.
Fitch (3)	BB+	Positive	The Fitch rating was upgraded from BB in August 2005.

(1)	In March 2006, Moody’s affirmed all ratings and outlook assigned to Xerox in conjunction with the 2016 Senior Notes offering. Moody’s holds a Senior Unsecured rating of Ba2 and a corporate family rating of Ba1, which was last updated in August 2004. Additionally Moody’s assigned Xerox a short term speculative grade liquidity rating at SGL-1, which was initiated in December 2003. In September 2005, Moody’s changed its Outlook from Stable to Positive.

(2)	In March 2006, S&P upgraded the Senior Unsecured and Corporate Credit rating from BB- to BB+, a two notch upgrade. At the same time, S&P revised its outlook from Positive to Stable on all associated ratings, affirmed the short-term speculative-grade rating at B-1 and upgraded the ratings on Subordinated debt from B to BB- and Preferred Stock from B- to B+. As a result of the rating change, S&P removed Xerox from Credit Watch in March 2006.
(3)	In March 2006, Fitch affirmed its ratings and positive outlook on Xerox in conjunction with its 2016 Senior Notes offering. Fitch had upgraded the senior unsecured debt of Xerox from BB to BB+, and also upgraded the Trust Preferred securities from B+ to BB-, both one notch upgrades in August 2005.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. Even though as of March 31, 2006, our current credit ratings still remain below investment grade, we expect our management strategies will return the company to investment grade in the future.

2016 Senior Notes

Refer to Note 11-Debt in the Condensed Consolidated Financial Statements for additional information regarding the 2016 Senior Notes.

Swap Termination

As of March 31, 2006 we terminated interest rate swaps with a notional value of $400 million and a fair value of $8 million, including accrued interest of less than $1. The terminated swaps were previously designated and accounted for as fair value hedges against the Senior Notes due in 2010 and 2013. Accordingly, the corresponding $8 million fair value adjustment to the Senior Notes is being amortized to interest expense over the remaining term of the notes.

Ridge Re Commutation

In March 2006, Ridge Re, a wholly owned subsidiary included in our net investment in discontinued operations (within Other long-term assets), completed an agreement to transfer its obligations under its remaining reinsurance agreement, together with related investments held in trust, to another insurance company as part of a complete exit from this business. Refer to Note 4-Divestitures and Other Sales in the Condensed Consolidated Financial Statements for further information.

Summary—Financial Flexibility and Liquidity:

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by our finance receivables portfolios. As of March 31, 2006, total cash, cash equivalents and short-term investments was $1.8 billion, however, on April 7, 2006, $300 million of available cash was used to repay the secured term loan when we terminated our 2003 Credit Facility. As of May 1, 2006, our borrowing capacity under our 2006 Credit Facility is $1.185 billion, reflecting $65 million of commitments that have been utilized. We also have funding available through various customer financing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative and other material contracts at March 31, 2006 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 44 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

Item 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Corporation, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

The information set forth under Note 12 contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 1A Risk Factors

Reference is made to the Risk Factors set forth in Part II, Item 1A of our 2005 Annual Report. The Risk Factors remain applicable from our 2005 Annual Report with the exception of the following change:

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by our finance receivables portfolios. As of March 31, 2006, total cash, cash equivalents and short-term investments was $1.8 billion, however, on April 7, 2006, $300 million of available cash was used to repay the secured term loan when we terminated our 2003 Credit Facility. As of May 1, 2006, our borrowing capacity under our 2006 Credit Facility is $1.185 billion, reflecting $65 million of commitments that have been utilized. We also have funding available through various customer financing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2006 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2006 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any time. As of March 31, 2006, $2.2 billion was outstanding under the Loan Agreement, including similar loan agreements with GE in the U.K. and Canada. These agreements incorporate the financial maintenance covenants contained in the 2006 Credit Facility and contain other affirmative and negative covenants.

At March 31, 2006, we were in full compliance with the covenants and other provisions of the 2003 Credit Facility, the senior notes and the Loan Agreement and, except with respect to the 2003 Credit Facility, which was terminated on April 7, 2006, expect to remain in full compliance for at least the next twelve months. At April 7, 2006 we were in full compliance with the covenants and other provisions of the 2006 Credit Facility and expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2006 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2006 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities During the Quarter ended March 31, 2006

During the quarter ended March 31, 2006, registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on January 16, 2006, Registrant issued 33,528 deferred stock units (“DSUs”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Hilmar Kopper, Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Ann N. Reese and Stephen Robert.

(c)	The DSUs were issued at a deemed purchase price of $15.375 per DSU (aggregate price $515,493), based upon the market value on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2006

Repurchases of Xerox Common Stock, par value $1.00 per Share

	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs (1)
January 1 through 31	1,442,000	$14.6883	1,442,000	$546,718,528
February 1 through 28	10,999,800	14.5525	10,999,800	386,643,747
March 1 through 31	3,770,700	$14.9364	3,770,700	$330,323,087

Total	16,212,500		16,212,500

(1)

On October 19, 2005 our Board of Directors authorized a Stock Repurchase Program covering the repurchase of up to $500 million of our common stock, par value $1.00 per share, through the period ending October 31, 2006. The $500 million is exclusive of fees and costs. On January 24, 2006, our Board of Directors authorized another Stock Repurchase Program covering the repurchase of up to $500 million of our common stock, par value $1.00 per share, through the period ending December 31, 2006. The $500 million is exclusive of fees and expenses. The repurchases under these two programs may be made on the open market or through negotiated transactions. We expect to repurchase stock primarily through open-market purchases. Open-market repurchases will be made in compliance with the Securities and Exchange

Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.
(2)	Exclusive of fees and costs.

Item 6 Exhibits

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(b)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 4(i)(4)—Form of Third Supplemental Indenture to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(6) to Registrant’s Current Report on Form 8-K dated March 20, 2006.

Exhibit 4(j)—Form of Credit Agreement dated as of April 7, 2006 between Xerox Corporation, the Initial Lenders, the Initial Issuing Banks, Citibank, N.A. as administrative agent and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Bookrunners.

Incorporated by reference to Exhibit 4(j) to Registrant’s Current Report on Form 8-K dated April 7, 2006.

Exhibit 10(f)(3)—Amendment No. 2 to 2004 Restatement of Xerox Corporation Unfunded Retirement Income Guarantee Plan.

Exhibit 10(g)(3)—Amendment No. 3 to 2004 Restatement of Xerox Corporation Unfunded Supplemental Executive Retirement Plan.

Exhibit 10(s)—2006 Technology Agreement, effective as of April 1, 2006, by and between Xerox Corporation and Fuji Xerox Co., Ltd.**

Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 9, 2006.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 21—Subsidiaries of Registrant as of December 31, 2005.

Exhibit 31—(a) Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

     (b) Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

Date: May 1, 2006	By:	/s/ GARY R. KABURECK
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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(b)—By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 4(i)(4)—Form of Third Supplemental Indenture to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(6) to Registrant’s Current Report on Form 8-K dated March 20, 2006.

Exhibit 4(j)—Form of Credit Agreement dated as of April 7, 2006 between Xerox Corporation, the Initial Lenders, the Initial Issuing Banks, Citibank, N.A. as administrative agent and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Bookrunners.

Incorporated by reference to Exhibit 4(j) to Registrant’s Current Report on Form 8-K dated April 7, 2006.

Exhibit 10(f)(3)—Amendment No. 2 to 2004 Restatement of Xerox Corporation Unfunded Retirement Income Guarantee Plan

Exhibit 10(g)(3)—Amendment No. 3 to 2004 Restatement of Xerox Corporation Unfunded Supplemental Executive Retirement Plan

Exhibit 10(s)—2006 Technology Agreement, effective as of April 1, 2006, by and between Xerox Corporation and Fuji Xerox Co., Ltd.**

Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 9, 2006.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 21—Subsidiaries of Registrant as of December 31, 2005.

Exhibit 31—(a) Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

     (b) Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The omitted portions of this exhibit have been separately filed with the Securities and Exchange Commission.