Form 10-Q
period 2006-06-30
XEROX CORP
filed 2006-08-04
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes:  ☐    No:  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock, $1 par value	903,417,594 shares

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q, any exhibits to this Form 10-Q and other public statements we make. Such factors include, but are not limited to the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

XEROX CORPORATION

Form 10-Q

June 30, 2006

Page
Part I—Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income	4

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Capital Resources and Liquidity	34

Financial Risk Management	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

Part II—Other Information

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 6. Exhibits	41

Signatures	42

Exhibit Index	43

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

Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our World-Wide Web site at www.xerox.com/investor. Any information on or linked from the Web site is not incorporated by reference into this Form 10-Q Report.

Item 1

PART I—FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2006	2005	2006	2005
Revenues
Sales	$1,882	$1,827	$3,548	$3,521
Service, outsourcing and rentals	1,884	1,874	3,700	3,723
Finance income	211	220	424	448

Total Revenues	3,977	3,921	7,672	7,692

Costs and Expenses
Cost of sales	1,200	1,170	2,275	2,217
Cost of service, outsourcing and rentals	1,068	1,083	2,128	2,145
Equipment financing interest	76	83	152	169
Research, development and engineering expenses	230	242	455	467
Selling, administrative and general expenses	1,020	1,046	2,003	2,055
Restructuring and asset impairment charges	36	194	36	279
Other expenses (income), net	82	(14)	150	(46)

Total Costs and Expenses	3,712	3,804	7,199	7,286

Income from Continuing Operations before Income Taxes, Equity Income and Discontinued Operations	265	117	473	406
Income tax expenses (benefits)	22	(233)	69	(117)
Equity in net income of unconsolidated affiliates	17	20	56	57

Income from Continuing Operations, before Discontinued Operations	260	370	460	580
Income from Discontinued Operations, net of tax	—	53	—	53
Net Income	$260	$423	$460	$633
Less: Preferred stock dividends, net	(15)	(15)	(29)	(29)

Income Available to Common Shareholders	$245	$408	$431	$604

Basic Earnings per Share
Earnings from Continuing Operations	$0.27	$0.37	$0.47	$0.57
Earnings from Discontinued Operations	—	0.06	—	0.06

Basic Earnings per Share	$0.27	$0.43	$0.47	$0.63

Diluted Earnings per Share
Earnings from Continuing Operations	$0.26	$0.35	$0.46	$0.55
Earnings from Discontinued Operations	—	0.05	—	0.05

Diluted Earnings per Share	$0.26	$0.40	$0.46	$0.60

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$982	$1,322
Short-term investments	199	244

Total cash, cash equivalents and short-term investments	1,181	1,566
Accounts receivable, net	2,218	2,037
Billed portion of finance receivables, net	287	296
Finance receivables, net	2,610	2,604
Inventories	1,332	1,201
Other current assets	1,098	1,032

Total current assets	8,726	8,736
Finance receivables due after one year, net	4,874	4,949
Equipment on operating leases, net	439	431
Land, buildings and equipment, net	1,600	1,627
Investments in affiliates, at equity	845	782
Intangible assets, net	270	289
Goodwill	1,748	1,671
Deferred tax assets, long-term	1,535	1,547
Other long-term assets	1,844	1,921

Total Assets	$21,881	$21,953

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,273	$1,139
Accounts payable	1,076	1,043
Accrued compensation and benefits costs	533	621
Unearned income	190	191
Other current liabilities	1,158	1,352

Total current liabilities	4,230	4,346
Long-term debt	5,846	6,139
Liabilities to subsidiary trusts issuing preferred securities	604	626
Pension and other benefit liabilities	1,059	1,151
Post-retirement medical benefits	1,207	1,188
Other long-term liabilities	1,384	1,295

Total liabilities	14,330	14,745
Series C mandatory convertible preferred stock	889	889
Common stock, including additional paid-in-capital	4,365	4,741
Treasury stock, at cost	(225)	(203)
Retained earnings	3,452	3,021
Accumulated other comprehensive loss	(930)	(1,240)

Total Liabilities and Equity	$21,881	$21,953

Shares of common stock issued	919,304	945,106
Treasury stock	(15,886)	(13,917)

Shares of common stock outstanding	903,418	931,189

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Cash Flows from Operating Activities:
Net income	$260	$423	$460	$633
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	163	167	318	326
Provisions for receivables and inventory	32	18	66	45
Net gain on sales of businesses and assets	(10)	(4)	(12)	(102)
Distributed (undistributed) equity in net income of unconsolidated affiliates	3	2	(34)	(33)
Income from discontinued operations	—	(53)	—	(53)
Stock-based compensation	17	10	28	20
Restructuring and asset impairment charges	36	194	36	279
Cash payments for restructurings	(62)	(27)	(142)	(63)
Contributions to pension benefit plans	(248)	(255)	(280)	(279)
Increase in inventories	(85)	(21)	(152)	(137)
Increase in equipment on operating leases	(58)	(61)	(113)	(113)
Decrease in finance receivables	80	95	235	274
Increase in accounts receivable and billed portion of finance receivables	(101)	(41)	(112)	(49)
Decrease in other current and long-term assets	29	80	29	99
Increase in accounts payable and accrued compensation	103	158	30	157
Net change in income tax assets and liabilities	(10)	(346)	2	(273)
Net change in derivative assets and liabilities	(10)	(24)	6	51
Increase (decrease) in other current and long-term liabilities	61	(9)	(7)	(107)
Other, net	20	(16)	9	(48)

Net cash provided by operating activities	220	290	367	627

Cash Flows from Investing Activities:
Purchases of short-term investments	(54)	(196)	(99)	(196)
Proceeds from sales of short-term investments	51	6	144	6
Cost of additions to land, buildings and equipment	(46)	(43)	(77)	(76)
Proceeds from sales of land, buildings and equipment	1	—	3	2
Cost of additions to internal use software	(18)	(14)	(31)	(26)
Proceeds from divestitures and investments, net	12	—	150	105
Net change in escrow and other restricted investments	66	11	(22)	42
Other	—	(1)	—	(1)

Net cash provided by (used in) investing activities	12	(237)	68	(144)

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	25	38	74	285
Debt payments on secured financings	(771)	(484)	(1,105)	(952)
Net cash proceeds (payments) on other debt	119	(958)	791	(1,070)
Payments of liability to subsidiary trusts issuing preferred securities	—	—	(100)	—
Preferred stock dividends	(15)	(15)	(29)	(29)
Proceeds from issuances of common stock	6	10	28	24
Excess tax benefits from stock-based compensation	3	—	10	—
Payments to acquire treasury stock	(225)	—	(463)	—
Other	(1)	(1)	(3)	8

Net cash used in financing activities	(859)	(1,410)	(797)	(1,734)

Effect of exchange rate changes on cash and cash equivalents	11	(29)	22	(55)

Decrease in cash and cash equivalents	(616)	(1,386)	(340)	(1,306)
Cash and cash equivalents at beginning of period	1,598	3,298	1,322	3,218

Cash and cash equivalents at end of period	$982	$1,912	$982	$1,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share data and where otherwise noted)

1-Basis of Presentation and Summary of Significant Accounting Policies

References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our 2005 Annual Report to Shareholders, which is incorporated by reference in our 2005 Annual Report on Form 10-K (“2005 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in the 2005 Annual Report.

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

Summary of Accounting Policies:

Revenue Recognition: We generate revenue through the sale and rental of equipment, service and supplies and income associated with the financing of our equipment sales. Revenue is recognized when earned. More specifically, revenue related to sales of our products and services is recognized as follows:

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

Service: Service revenues are derived primarily from maintenance contracts on our equipment sold to customers and are recognized over the term of the contracts. A substantial portion of our products are sold with full service maintenance agreements for which the customer typically pays a base service fee plus a variable amount based on usage. As a consequence, other than the product warranty obligations associated with certain of our low end products in the Office segment, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs.

Revenues associated with outsourcing services as well as professional and value-added services are generally recognized as such services are performed. In those service arrangements where final acceptance of a system or solution by the customer is required, revenue is deferred until all acceptance criteria have been met. Costs associated with service arrangements are generally recognized as incurred. Initial direct costs of an arrangement are capitalized and amortized over the contractual service period. Long-lived assets used in the fulfillment of the arrangements are capitalized and depreciated over the shorter of their useful life or the term of the contract. Losses on service arrangements are recognized in the period that the contractual loss becomes probable and estimable.

Sales to distributors and resellers: We utilize distributors and resellers to sell certain of our products to end-users. We refer to our distributor and reseller network as our two-tier distribution model. Sales to distributors and resellers are recognized as revenue when products are sold to such distributors and resellers, as long as all requirements for revenue recognition have been met. Distributors and resellers participate in various cooperative marketing and other programs, and we record provisions for these programs as a reduction to revenue when the sales occur. We also similarly account for our estimates of sales returns and other allowances when the sales occur based on our historical experience.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Supplies: Supplies revenue generally is recognized upon shipment or utilization by customer in accordance with sales terms.

Software: Software included within our equipment and services is generally considered incidental and is therefore accounted for as part of the equipment sales or services revenues. Software accessories sold in connection with our equipment sales as well as free-standing software revenues are accounted for in accordance with AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition.” In most cases, these software products are sold as part of multiple element arrangements and include software maintenance agreements for the delivery of technical service as well as unspecified upgrades or enhancements on a when-and-if-available basis. In those software accessory and free-standing software arrangements that include more than one element, we allocate the revenue among the elements based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value is based on the price charged when the deliverable is sold separately by the company on a regular basis and not as part of the multiple-element arrangement. Revenue allocated to software is normally recognized upon delivery while revenue allocated to the software maintenance element is recognized ratably over the term of the arrangement.

Revenue Recognition for Leases: Our accounting for leases involves specific determinations under SFAS No. 13, which often involve complex provisions and significant judgments. The two primary criteria of SFAS No. 13 which we use to classify transactions as sales-type or operating leases are (1) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (2) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Our sales-type lease portfolios contain only normal credit and collection risks and have no important uncertainties with respect to future costs. Our leases in our Latin America operations have historically been recorded as operating leases given the cancellability of the contract or because the recoverability of the lease investment is deemed not to be predictable at lease inception.

The critical elements that we consider with respect to our lease accounting are the determination of the economic life and the fair value of equipment, including the residual value. For purposes of determining the economic life, we consider the most objective measure to be the original contract term, since most equipment is returned by lessees at or near the end of the contracted term. The economic life of most of our products is five years since this represents the most frequent contractual lease term for our principal products and only a small percentage of our leases have original terms longer than five years. There is no significant after-market for our used equipment. We believe that five years is representative of the period during which the equipment is expected to be economically usable, with normal service, for the purpose for which it is intended. We continually evaluate the economic life of both existing and newly introduced products for purposes of this determination. Residual values are established at lease inception using estimates of fair value at the end of the lease term. Our residual values are established with due consideration to forecasted supply and demand for our various products, product retirement and future product launch plans, end of lease customer behavior, remanufacturing strategies, competition and technological changes.

The vast majority of our leases that qualify as sales-type are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. A portion of our business involves sales to governmental units. Governmental units are those entities that have statutorily defined funding or annual budgets that are determined by their legislative bodies. Certain of our governmental contracts may have cancellation provisions or renewal clauses that are required by law, such as 1) those dependant on fiscal funding outside of a governmental unit’s control, 2) those that can be cancelled if deemed in the best interest of the governmental unit’s taxpayers or 3) those that must be renewed each fiscal year, given limitations that may exist on entering into multi-year contracts that are imposed by statute. In these circumstances, we carefully evaluate these contracts to assess whether cancellation is remote because of the existence of substantive economic penalties upon cancellation or whether the renewal is reasonably assured due to the existence of a bargain renewal option. The evaluation of a lease agreement with a renewal option includes an assessment as to whether the renewal is reasonably assured based on the intent of such governmental unit and pricing terms as compared to those of short-term leases at lease inception. We further ensure that the contract provisions described above are offered only in instances where required by law. Where such contract terms are not legally required, we consider the arrangement to be cancelable and account for it as an operating lease.

Aside from the initial lease of equipment to our customers, we may enter subsequent transactions with the same customer whereby we extend the term. We evaluate the classification of lease extensions of sales-type leases using the originally determined economic life for each product. There may be instances where we enter into lease extensions for periods that are within the original economic life of the equipment. These are accounted for as sales-type leases only when the extensions occur in the last three months of the lease term and they otherwise meet the appropriate criteria of SFAS No. 13. All other lease extensions of this type are accounted for as direct financing leases or operating leases, as appropriate.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Revenue Recognition Under Bundled Arrangements: We sell most of our products and services under bundled lease arrangements, which typically include equipment, service, supplies, software and financing components for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements typically also include an incremental, variable component for page volumes in excess of contractual page volume minimums, which are often expressed in terms of price per page. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed minimum payments that the customer is obligated to make (“fixed payments”) over the lease term. The payments associated with page volumes in excess of the minimums are contingent on whether or not such minimums are exceeded (“contingent payments”). The minimum contractual committed page volumes are typically negotiated to equal the customer’s estimated page volume at lease inception. In applying our lease accounting methodology, we only consider the fixed payments for purposes of allocating to the relative fair value elements of the contract. Contingent payments, if any, are inherently uncertain and therefore are recognized as revenue in the period when the customer exceeds the minimum copy volumes specified in the contract.

Revenues under bundled arrangements are allocated considering the relative fair values of the lease and non-lease deliverables included in the bundled arrangement based upon the estimated relative fair values of each element. Lease deliverables include maintenance and executory costs, equipment and financing, while non-lease deliverables generally consist of the supplies, software and non-maintenance services. Our revenue allocation for the lease deliverables begins by allocating revenues to the maintenance and executory costs plus profit thereon. The remaining amounts are allocated to the equipment and financing elements. We perform extensive analyses of available verifiable objective evidence of equipment fair value based on cash selling prices during the applicable period. The cash selling prices are compared to the range of values included in our lease accounting systems. The range of cash selling prices must be reasonably consistent with the lease selling prices, taking into account residual values that accrue to our benefit, in order for us to determine that such lease prices are indicative of fair value. Our pricing interest rates, which are used to determine customer lease payments, are developed based upon a variety of factors including local prevailing rates in the marketplace and the customer’s credit history, industry and credit class. Our pricing rates are reassessed quarterly based on changes in local prevailing rates in the marketplace and are adjusted to the extent such rates vary by twenty-five basis points or more, cumulatively, from the last rate in effect. The pricing interest rates generally equal the implicit rates within the leases, as corroborated by our comparisons of cash to lease selling prices.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

3-Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Accordingly, the results of prior periods have not been restated.

The effect of adopting FAS 123(R) on 2006 net income, both for the quarter and year-to-date, was immaterial. FAS 123(R) also requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. Prior to the adoption of FAS 123(R), such excess tax benefits were presented as operating cash flows. Accordingly, $3 and $10 of excess tax benefits have been classified as a financing cash inflow for the three and six months ended June 30, 2006, respectively, in the Condensed Consolidated Statements of Cash Flows. Such excess tax benefits amounted to $1 and $8 for the three and six months ended June 30, 2005 and are included in operating cash flows.

Refer to Note 1-“Stock-Based Compensation” and Note 18-Common Stock in our 2005 Annual Report for further information regarding our adoption of FAS 123(R) and our stock-based compensation arrangements, including related disclosures required upon the adoption of FAS 123(R). Stock-based compensation expense for the three and six months ended June 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock-based compensation expense, pre-tax	$17	$10	$28	$20
Stock-based compensation expense, net of tax	10	6	17	12

Prior to January 1, 2006, in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees,” we did not recognize compensation expense relating to employee stock options because the exercise price was equal to the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income and earnings per share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income—as reported	$423	$633
Add: Stock-based employee compensation expense included in reported net income, net of tax	6	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(18)	(33)

Net income—pro forma	$411	$612

Basic EPS—as reported	$0.43	$0.63
Basic EPS—pro forma	0.41	0.61
Diluted EPS—as reported	$0.40	$0.60
Diluted EPS—pro forma	0.39	0.58

4-Divestitures and Other Sales

In March 2006, Ridge Re, a wholly owned subsidiary included in our net investment in discontinued operations (within Other long-term assets), completed an agreement to transfer its obligations under its remaining reinsurance agreement, together with related investments held in trust, to another insurance company as part of a complete exit from this business. As a result of this transaction, the remaining investments held by Ridge Re were sold and the excess cash held by Ridge Re of $119, after the payment of its remaining liabilities, was distributed back to the Company as part of a plan of liquidation. This amount is presented within investing activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2006, remaining liabilities associated with our discontinued operations were $42.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

5-Restructuring Programs

The restructuring and asset impairment charges in the Condensed Consolidated Statements of Income totaled $36 and $279 for the six months ended June 30, 2006 and 2005, respectively. Information related to restructuring program activity during the six months ended June 30, 2006 is outlined below (in millions).

Restructuring Activity	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(1)	Total
Ending Balance December 31, 2005	$217	$19	$—	$236
Restructuring Provision	45	11	1	57
Reversals of prior accruals	(20)	(1)	—	(21)
Net current year charges(2)	25	10	1	36
Charges against reserve and currency	(124)	(12)	(1)	(137)

Ending Balance June 30, 2006	$118	$17	$—	$135

(1)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision. Accordingly, no reserve is ever maintained for asset impairments.
(2)	Represents amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Charges to reserve, all programs	$(60)	$(35)	$(137)	$(74)
Asset impairments	1	2	1	4
Effects of foreign currency and other non-cash	(3)	6	(6)	7

Cash payments for restructurings	$(62)	$(27)	$(142)	$(63)

Beginning in the fourth quarter 2002, we have initiated a series of ongoing restructuring initiatives designed to leverage cost savings resulting from realized productivity improvements, realign and lower our overall cost structure and outsource certain internal functions. The initiatives primarily included severance actions and impacted all geographies and segments. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, we recognize severance costs when they are determined to be both probable and reasonably estimable. Otherwise, we accrue severance costs when incurred. During 2006, we provided an additional $57 for ongoing restructuring programs which consisted of $45 for severance and related costs, $11 for lease and contract terminations and $1 for asset impairments. The charges relate to additional costs of $48 associated with new initiatives related to the elimination of approximately 500 positions, primarily in the North American service organizations, as well as $9 associated with prior year actions. These charges were offset by net reversals of $21 primarily related to changes in estimates for severance costs from previously recorded actions and the redeployment of employees in North America and Europe.

The following tables summarize the total amount of costs expected to be incurred in connection with our ongoing restructuring programs and the cumulative amount incurred as of June 30, 2006:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2005	Net amount incurred for the six months ended June 30, 2006	Cumulative amount incurred as of June 30, 2006	Total expected to be incurred *
Production	$405	$3	$408	$411
Office	373	8	381	387
DMO	119	9	128	128
Other	146	16	162	166

Total Provisions	$1,043	$36	$1,079	$1,092

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2005	Amount incurred for the six months ended June 30, 2006	Cumulative amount incurred as of June 30, 2006	Total expected to be incurred *
Severance and related costs	$917	$25	$942	$953
Lease cancellation and other costs	65	10	75	77
Asset impairments	61	1	62	62

Total provisions	$1,043	$36	$1,079	$1,092

*	The total amount of $1,092 represents the cumulative amount incurred through June 30, 2006 plus additional expected restructuring charges of $12 related to initiatives identified to date, that have not yet been recognized in the Condensed Consolidated Financial Statements, as well as, $1 for the expected interest accretion on the reserve.

6-Inventories

Inventories consist of the following (in millions):

	June 30, 2006	December 31, 2005
Finished goods	$1,085	$956
Work-in-process	92	99
Raw materials	155	146

Total Inventories	$1,332	$1,201

7-Common Shareholders’ Equity

Common shareholders’ equity consisted of (in millions):

	June 30, 2006	December 31, 2005
Common stock	$920	$945
Additional paid-in-capital	3,445	3,796
Treasury stock(1)	(225)	(203)
Retained earnings	3,452	3,021
Accumulated other comprehensive loss (2)	(930)	(1,240)

Total	$6,662	$6,319

(1)	The following is a summary of the purchases of common stock made under our stock repurchase programs as described in our 2005 Annual Report for the period (shares in thousands):

	Total $1,000 Authorized Programs
	Shares	Amount
As of December 31, 2005	30,502	$433
Purchases	32,100	463

As of June 30, 2006	62,602	$896	*

Less cancellations	(46,716)	(671)

Treasury stock as of June 30, 2006	15,886	$225

*	Includes associated fees of $1.

Subsequent to June 30, 2006, 2,855 shares were repurchased at an aggregate cost of $39,790 (including associated fees of less than $1). Additionally, in July 2006, 15,886 repurchased shares were cancelled upon the Board of Directors approval and were recorded as a reduction to both Common stock of $16 and Additional paid-in-capital of $209.

(2)	Accumulated other comprehensive loss at June 30, 2006 is composed of cumulative translation adjustments of $(724), a minimum pension liability of $(207), cash flow hedging gains of $2 and unrealized losses on securities of $(1).

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$260	$423	$460	$633
Translation adjustments	213	(196)	293	(386)
Minimum pension liability, net of tax *	(5)	7	17	19
Unrealized losses on securities, net of tax	(1)	—	(1)	(2)
Unrealized gains (losses) on cash flow hedges, net of tax	1	(5)	1	(3)

Comprehensive income	$468	$229	$770	$261

*	The change of $17 in the minimum pension liability since December 31, 2005 includes $28 relating to our portion of a minimum pension liability reduction that was recorded by Fuji Xerox during the period and an $11 negative impact from currency.

Series C Mandatory Convertible Preferred Stock Automatic Conversion

On July 3, 2006, 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock were converted at a rate of 8.1301 shares of our common stock, or 74.8 million common stock shares. The conversion occurred pursuant to the mandatory automatic conversion provisions set at original issuance of the Series C Preferred Stock. As a result of the automatic conversion, there are no remaining outstanding shares of our Series C Mandatory Convertible Preferred Stock. The issuance of Xerox shares upon automatic conversion had no impact on diluted earnings per share as they were previously included in our diluted EPS calculation in accordance with the “if converted” accounting methodology.

8-Interest Expense and Income

Interest expense and interest income for the three and six months ended June 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest expense (1)	$136	$145	$266	$292
Interest income (2)	$227	$308	$455	$554

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses (income), net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses (income), net in the Condensed Consolidated Statements of Income.

Equipment financing interest is determined based on an estimated cost of funds, applied against the estimated level of debt required to support our net finance receivables. Prior to 2006, the estimated cost of funds was primarily based on our secured borrowing rates. As a result of the recent reduction in our level of secured borrowings, effective January 1, 2006 the estimated cost of funds is based on a blended rate for term and duration comparable to available borrowing rates for a BBB rated company, which are reviewed as of the end of each period. This change in basis did not materially impact the calculated amount of Equipment finance interest expense and accordingly did not impact comparability between the periods. The estimated level of debt is based on an assumed 7 to 1 leverage ratio of debt/equity as compared to our average finance receivable balance during the applicable period.

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

The Office segment includes black and white products which operate at speeds up to 90 ppm and color devices, up to 40 ppm, as well as, 50 ppm color devices with an embedded controller. Products include the suite of CopyCentre, WorkCentre, and WorkCentre Pro digital multifunction systems, DocuColor color multifunction products, color laser, solid ink color printers and multifunction devices, monochrome laser desktop printers, digital and light-lens copiers and facsimile products. These products are sold through direct and indirect sales channels in North America and Europe to global, national and mid-size commercial customers as well as government, education and other public sector customers.

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

Operating segment revenues and profitability for the three months ended June 30, 2006 and 2005 were as follows (in millions):

	Production	Office	DMO	Other	Total
2006
Total segment revenues	$1,134	$1,927	$469	$447	$3,977

Segment profit (loss)	$88	$213	$34	$(13)	$322

2005
Total segment revenues	$1,125	$1,914	$440	$442	$3,921

Segment profit	$79	$173	$19	$66	$337

Operating segment revenues and profitability for the six months ended June 30, 2006 and 2005 were as follows:

	Production	Office	DMO	Other	Total
2006
Total segment revenues	$2,169	$3,731	$905	$867	$7,672

Segment profit (loss)	$155	$373	$51	$(10)	$569

2005
Total segment revenues	$2,197	$3,743	$852	$900	$7,692

Segment profit	$180	$365	$29	$175	$749

The following is a reconciliation to pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total segment profit	$322	$337	$569	$749
Reconciling items:
Restructuring and asset impairment charges	(36)	(194)	(36)	(279)
Other expenses	(4)	(6)	(4)	(7)
Equity in net income of unconsolidated affiliates	(17)	(20)	(56)	(57)

Pre-tax income	$265	$117	$473	$406

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

10-Investment in Fuji Xerox

Our equity in net income of our unconsolidated affiliates for the three and six months ended June 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Fuji Xerox	$15	$18	$53	$53
Other investments	2	2	3	4

Total	$17	$20	$56	$57

Condensed financial data of Fuji Xerox for the three and six months ended June 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Summary of Operations
Revenues	$2,406	$2,462	$4,965	$5,193
Cost and Expenses	2,257	2,305	4,589	4,842

Income before income taxes	149	157	376	351
Income taxes	51	66	146	123
Minorities’ interests	2	4	2	7

Net income	$96	$87	$228	$221

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.

11-Debt

In March 2006, we issued $700 aggregate principal amount of Senior Notes due 2016 (“2016 Senior Notes”) at 99.413 percent of par, resulting in net proceeds of $689. The 2016 Senior Notes accrue interest at the rate of 6.40% per annum, payable semiannually, and as a result of the discount, have a weighted average effective interest rate of 6.481%. In conjunction with the issuance of the 2016 Senior Notes, debt issuance costs of $7 were deferred. The 2016 Senior Notes were initially guaranteed by Xerox International Joint Marketing Inc. (“XIJM”), one of our subsidiaries that also guaranteed our outstanding 9.750% Senior Notes due 2009, 7.125% Senior Notes due 2010, 7.625% Senior Notes due 2013 and 6.875% Senior Notes due 2011. XIJM ceased being a guarantor of the foregoing Senior Notes pursuant to the release of relevant guaranties in April 2006, effective with the closing of our 2006 Credit Facility and termination of the 2003 Credit Facility.

2006 Credit Facility

In April 2006, we entered into a $1.25 billion unsecured revolving credit facility including a $200 letter of credit subfacility (the “2006 Credit Facility” or “facility”). The facility allows us to increase from time to time, with willing lenders, the overall size of the 2006 Credit Facility to an aggregate amount not to exceed $2 billion. The facility is available, without sublimit, to certain of our qualifying subsidiaries. The facility replaces our 2003 Credit Facility that was terminated upon effectiveness of the 2006 Credit Facility. As of June 30, 2006, we had outstanding borrowings of $120 and letters of credit of $15 under the 2006 Credit Facility. The outstanding borrowings are classified as current liabilities consistent with our intent to repay such amounts within twelve months. In conjunction with the 2006 Credit Facility, debt issuance costs of $5 were deferred.

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

Borrowings under the 2006 Credit Facility bear interest at LIBOR plus a spread that will vary between 0.32% and 1.20% depending on our then-current credit ratings. In addition, we are required to pay a facility fee on the aggregate amount of the revolving credit facility. As of June 30, 2006, the interest rate on borrowings under the 2006 Credit Facility was 8.25% and the facility fee rate was 0.175%.

The 2006 Credit Facility matures in April 2011, subject to our right to request a one-year extension on each of the first and second anniversaries of the facility. The facility contains various conditions to borrowing, and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are summarized below:

(a) Maximum leverage ratio (a quarterly test that is calculated as debt for borrowed money divided by consolidated EBITDA) ranging from 4.25 to 3.25 over the life of the facility.

(b) Minimum interest coverage ratio (a quarterly test that is calculated as consolidated EBITDA divided by consolidated interest expense) may not be less than 3.00:1.

(c) Limitations on (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries.

The 2006 Credit Facility also contains various events of default, the occurrence of which could result in a termination by the lenders and the acceleration of all our obligations under the facility. These events of default include, without limitation: (i) payment defaults, (ii) breaches of covenants under the facility (certain of which breaches do not have any grace period), (iii) cross-defaults and acceleration to certain of our other obligations and (iv) a change of control of Xerox.

Termination of 2003 Credit Facility

In connection with the effectiveness of the 2006 Credit Facility, we terminated the 2003 Credit Facility in April 2006 and repaid all advances outstanding thereunder, including a $300 secured term loan, with a combination of cash on hand and proceeds from the recent offering of 2016 Senior Notes. The termination of the 2003 Credit Facility resulted in the second quarter 2006 write-off of the remaining unamortized deferred debt issuance costs of $13 ($9 after-tax).

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

Tax related contingencies

Brazil Tax and Labor Contingencies: As disclosed in our 2005 Annual Report, at December 31, 2005, our Brazilian operations were involved in various litigation matters and have received or been levied with numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The total amounts related to the unreserved portion of these contingencies, inclusive of any related interest, were approximately $900 as of December 31, 2005. As of June 30, 2006 these unreserved contingencies amounted to approximately $980, with the difference from December 31, 2005 primarily related to indexation and interest, and currency. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax and labor matters and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. In connection with these proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

to half of the total amount in dispute. As of June 30, 2006 we had $136 of escrow cash deposits for matters we are disputing and there are liens on certain of our Brazilian assets. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable of occurring.

General Tax Contingencies: We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may record incremental tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the probable outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. In the first quarter 2006, we recognized a tax benefit of $24 from the resolution of certain tax issues associated with our ongoing 1999-2003 IRS audit. In the second quarter 2006, we recognized a tax benefit of $46 related to the favorable resolution of certain tax matters associated with the finalization of foreign tax audits. We are expecting finalization of several ongoing tax audits in various jurisdictions to occur in 2006, including the 1999-2003 IRS audit. See Note 15-Subsequent Events for further discussion.

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

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. Xerox and the individual defendants filed their opposition to that motion on June 28, 2005. On or about November 8, 2004, the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164 (“IBEW”) filed a motion to intervene as a named plaintiff and class representative. Separately, on June 8, 2005, IBEW and Robert W. Roten (“Roten”) moved to substitute as lead plaintiffs and proposed class representatives. On May 12, 2006, the court denied, without prejudice to refiling, plaintiffs’ motion for class certification, IBEW’s motion to intervene and serve as named plaintiff and class representative, and IBEW and Roten’s joint motion to substitute as lead plaintiffs and proposed class representatives. The court also ordered the parties to submit to it a notice to certain putative class members to inform them of the circumstances surrounding the withdrawal of several lead plaintiffs, and to advise them of the opportunity to express their desire to serve as a representative of the putative class. On

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

July 25, 2006, the court so-ordered a form of notice. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced on January 18, 2005, MPI Technologies, Inc. and MPI Tech S.A. (collectively “MPI”) sought damages from Xerox Corporation and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement made as of March 15, 1994 between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. On September 9, 2005, the arbitration panel rendered its decision, holding in part that the

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. On December 12, 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest. We have accrued the amount of the $89 award, as well as $13 for pre- and post-judgment interest thereon. Xerox’s application for judicial review of the award, which seeks to have the award set aside in its entirety, was heard by the Ontario Superior Court in Toronto in June 2006. The court has not issued a decision on the application. Pending the determination of the application to set aside the award, Xerox has deposited into escrow funds ordered owing in the award as of the date the deposit was made. The parties are finalizing an appropriate software escrow agreement. If necessary after the application is decided, the parties will appear before the Court to seek interpretation of the non-monetary portion of the award.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claims that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for up to $135 coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. However, $10 of the entire amount may be unavailable due to the liquidation of one of the other insurers. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. On December 19, 2003, the Company and individual defendants moved to dismiss the complaint. On November 10, 2004, the Court issued an opinion partially granting and partially denying the motions. Among other things, the Court granted the motions to dismiss all of the claims for rescission and denied plaintiff’s request to replead. The Court denied the Company’s and some of the individual defendants’ motions to dismiss certain claims that seek to limit coverage based on particular provisions in the policy and that at least in part related to settlement with the SEC. Plaintiff filed notices of appeal on January 10, 2005 and February 11, 2005. By order entered on January 3, 2006, the Appellate Division affirmed the portions of the Court’s November 10, 2004 decision which dismissed several of plaintiff’s claims and denied leave to replead. On February 2, 2006, plaintiff moved for reargument or for leave to appeal to the Court of Appeals. On May 30, 2006, the Appellate Division denied plaintiff’s motion. Separately, on February 22, 2005, the defendants filed a motion seeking dismissal of any remaining claims in light of Xerox’s representation that it will not seek coverage from plaintiff for settlement payments to the SEC. By order dated July 12, 2005, the Court denied the motion. On August 23, 2005, defendants moved for leave to reargue the February 22 motion and separately moved for leave to renew the December 19, 2003 motions. On April 10, 2006, the court issued an order granting those motions, dismissing one cause of action and partially dismissing the two other causes of action that were the subject of those motions. Subsequently, at a status conference on May 4, 2006, the parties appeared before the Court and discussed inconsistencies between the Court’s April 10, 2006 order and its November 10, 2004 decision. As a result, on May 5, 2006 the court executed an order, which was later rendered on July 27, 2006, withdrawing the April 10, 2006 order and substituting a new order which clarified and confirmed the dismissal of all claims asserted in the original complaint. Plaintiff had earlier filed an amended complaint on February 27, 2006, naming all defendants named in the original complaint and adding four causes of action against Xerox only, as well as a demand for unspecified monetary relief. On May 11, 2006, Xerox served its motion to dismiss the amended complaint and for sanctions. On August 2, 2006, the Court granted Xerox’s motion to dismiss and for sanctions. All claims asserted by National Union now have been dismissed.

Warren, et al. v. Xerox Corporation: On March 11, 2004, the United States District Court for the Eastern District of New York entered an order certifying a nationwide class of all black salespersons employed by Xerox from February 1, 1997 to the present under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1871. The suit was commenced on May 9, 2001 by six black sales representatives. The plaintiffs allege that Xerox has engaged in a pattern or practice of race discrimination against them and other black sales representatives by assigning them to less desirable sales territories, denying them promotional opportunities, and paying them less than their white counterparts. Although the complaint does not specify the amount of damages sought, plaintiffs do seek, on behalf of themselves and the classes they seek to represent, front and back pay, compensatory and punitive damages, and attorneys’ fees. We deny any wrongdoing. Fact discovery has concluded and expert reports have been exchanged. Following three days of mediation with a private mediator, a tentative agreement was reached, the terms of which are not material to Xerox. Counsel for the parties are working on drafting mutually-acceptable language for a settlement agreement and release. The agreement will be subject to a fairness hearing and court approval.

Compression Labs, Inc. v. Agfa et al. (including Xerox Corporation): In April 2004, Compression Labs, Incorporated (CLI) commenced an action in the United States District Court for the Eastern District of Texas, Marshall Division against

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Xerox, along with 27 other companies, seeking unspecified damages for patent infringement, injunction and other ancillary relief. According to CLI, the patent covers an aspect of a standard for compressing full-color or gray-scale still images (JPEG). In July 2004, along with several of the other defendants in the above named action, we filed a complaint against CLI in Federal Court in Delaware, requesting a declaratory judgment of non-infringement and invalidity; a finding of an implied license to use the patent; a finding that CLI is estopped from enforcing the patent; damages and relief under state law for deceptive trade practices, unfair competition, fraud, negligent misrepresentation, equitable estoppel and patent misuse; and relief under federal anti-trust laws for CLI’s violation of Section 2 of the Sherman Act. On February 16, 2005, the U.S. Multi-District Litigation Panel ordered the subject lawsuit (along with all related lawsuits) be transferred from the District Court of the Eastern District of Texas to the District Court for the Northern District of California. All pre-trial proceedings will occur in the Northern District of California and the lawsuit will, if necessary, be transferred back to the Eastern District of Texas for trial. Discovery for all related cases will continue in the Northern District of California. On May 19, 2005 the judge recused herself from the litigation and a new judge was assigned in August 2005. A settlement agreement was signed on March 31, 2006, for an amount not material to the Company, and the court dismissed us as a party to the suit on April 3, 2006 and the matter is now closed.

Tesseron, Ltd. v. Xerox Corporation: On October 28, 2004, an action was commenced by Tesseron, Ltd., in the United States District Court for the Northern District of Ohio against Xerox seeking unspecified damages for alleged infringement of seven U.S. patents. Tesseron asserts that its patents cover Xerox’s variable imaging software sold with Xerox’s production printing systems. Xerox filed an answer on January 28, 2005 and denies any wrongdoing. With the assistance of the Court, the parties have reached an agreement to settle this matter for an amount not material to Xerox, and which will result in Xerox obtaining a license to all of the patents that are the subject of this litigation. The Court has conditionally dismissed the action and such dismissal will become final upon execution of the settlement agreement, which is under negotiation based on prior agreement on all key terms and conditions.

Derivative Litigation Brought on Behalf of the Company:

Miller, et al. v. Allaire, et al.: Following the voluntary dismissal without prejudice of In re Xerox Derivative Actions in the Supreme Court of the State of New York, County of New York, the plaintiffs purportedly brought a substantially similar putative shareholder derivative action in Connecticut Superior Court, Judicial District of Stamford-Norwalk at Stamford in the name of and for the benefit of the Company, which is named as a nominal defendant, and its public shareholders against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG LLP. This action is based on substantially the same allegations and seeks substantially the same relief as the discontinued action. The complaint alleges that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further allege that each of the director defendants breached his/her duties of due care and diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The complaint also asserts claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claim that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox may be held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs seek a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. Plaintiffs also demand injunctive relief from the indemnification of six former officers for disgorgements imposed pursuant to their respective settlements with the SEC and related legal fees. On November 23, 2005, the Xerox defendants filed a motion to dismiss and a separate motion for partial summary judgment. On May 24, 2006, the Court issued a decision denying the Xerox defendants’ motion for partial summary judgment but granting all defendants’ motions to dismiss the complaint. On June 13, 2006, plaintiffs served and filed a motion seeking to reargue the Court’s May 24, 2006 decision granting defendants’ motions to dismiss. The motion to reargue has not been fully briefed or argued before the Court. The Court has not issued a ruling. Separately, on or about June 9, 2006, plaintiffs purported to serve a new copy of the Third Consolidated and Amended Complaint from the previously dismissed action, captioned In re Xerox Derivative Actions, that had been pending on the Supreme Court of the State of New York. On June 28, 2006, the Xerox defendants rejected and returned plaintiffs’ delivery of this complaint as untimely. The individual defendants deny any wrongdoing.

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

Other Litigation:

Xerox Corporation v. 3Com Corporation, et al.: On April 28, 1997, we commenced an action in U.S. District Court for the Western District of New York against Palm, formerly owned by 3Com Corporation, for infringement of the Xerox “Unistrokes” handwriting recognition patent by the Palm Pilot using “Graffiti.” Upon reexamination, the U.S. Patent and Trademark Office confirmed the validity of all 16 claims of the original Unistrokes patent. On June 6, 2000, the District Court found the Palm Pilot with Graffiti did not infringe the Unistrokes patent claims, and on October 5, 2000 the Court of Appeals for the Federal Circuit reversed the finding of no infringement and sent the case back to the lower court to continue toward trial on the infringement claims. On December 20, 2001, the District Court granted our motions on infringement and for a finding of validity, thus establishing liability. In January 2003, Palm announced that it would stop including Graffiti in its future operating systems. On February 20, 2003, the Court of Appeals for the Federal Circuit affirmed the infringement of the Unistrokes patent by Palm’s handheld devices and remanded the validity issues to the District Court for further analysis. On December 5, 2003 Palm moved for sanctions, alleging that Xerox withheld production of material information. Xerox has since responded to the motion denying the basis of claims. On December 10, 2003 the District Court heard oral arguments on summary judgment motions from both parties directed solely to the issue of validity. A decision denying Xerox’s motions and granting Palm’s motion of summary judgment for invalidity (“SJ”) was granted on May 21, 2004. In June 2004, Palm filed a motion requesting clarification of the grant of SJ, Xerox responded to that motion, and filed a motion to reconsider the SJ. On February 16, 2005, the District Court denied Xerox’s motion to reconsider and granted Palm’s motion to clarify. Pursuant to granting Palm’s motion, the District Court supplemented its decision of May 21, 2004. On June 10, 2005, Xerox filed an appeal brief with the Court of Appeals for the Federal Circuit, seeking reversal of the District Court’s holding of invalidity. Xerox filed a reply brief to the Palm brief on the issue of invalidity on November 7, 2005. An oral argument on Xerox’s appeal to the CAFC was held on April 3, 2006. The CAFC issued a ruling which reversed the decision of the lower court finding invalidity of the patent and returned the case for further proceedings. Following the decision, Xerox and Palm, Inc. engaged in negotiations which resulted in settlement of the litigation, a license from Xerox to Palm covering, among others, the patents that were the subject of this litigation and a payment to Xerox of $22.5 million. The case has been dismissed.

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

On November 17, 2005, Xerox filed its 40-page Reply (plus attachments) with the DCA. Xerox has sent copies of the Xerox Reply to the SEC and DOJ in the United States. In our Reply, we argue that the alleged violations of Indian Company Law by means of alleged improper payments and alleged defaults/failures of the Xerox Modicorp Ltd. board of directors were generally unsubstantiated and without any basis in law. Further, we stated that the Report’s findings of other alleged violations were unsubstantiated and unproven. The DCA (now called the “Ministry of Company Affairs” or “MCA”) will consider our Reply and will let us know their conclusions in the coming months. There is the possibility of fines or criminal penalties if conclusive proof of wrongdoing is found. We have told the DCA that Xerox’s conduct in voluntarily disclosing the initial information and readily and willingly submitting to investigation, coupled with the non-availability of earlier records, warrants complete closure and early settlement. In January 2006, we learned that the DCA has issued a “Show Cause Notice” to certain former executives of Xerox Modicorp Ltd. seeking a response to allegations of potential violations of the Indian Companies Act. We have also learned that Xerox Modicorp Ltd. has received a formal Notice of Enquiry from the Indian Monopolies & Restrictive Trade Practices Commission (“MRTP Commission”) alleging that Xerox Modicorp Ltd. committed unfair trading practices arising from the events described in the DCA investigator’s Report. The MRTP Commission has granted Xerox Modicorp Ltd. an extension of time to file its reply six weeks after the investigating officer supplies copies of certain documents relied upon in the Enquiry. A hearing for further consideration and framing of issues has been scheduled for August 29, 2006. Our Indian subsidiary plans to contest the Notice of Enquiry and has been fully cooperating with the authorities.

In March 2005, following the completion of a share buy-back program that increased our controlling ownership interest in our Indian subsidiary to approximately 89% from approximately 86% at year-end 2004, we changed the name of our Indian subsidiary to Xerox India Ltd.

New York State School District Contracts: A local New York State school district has raised questions regarding the enforceability of their contracts, which may have implications for contracts with similar customers. We are reviewing this matter and are working with the customer and appropriate state agencies in an effort to bring it to a satisfactory resolution. Based on the stage of our review, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse resolution of this matter.

13-Employee Benefit Plans

Components of Net Periodic Benefit Cost (in millions):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$62	$58	$126	$116	$5	$5	$11	$11
Interest cost	126	125	251	252	24	22	47	45
Expected return on plan assets	(144)	(134)	(281)	(267)	—	—	—	—
Recognized net actuarial loss	26	25	50	50	6	8	13	16
Amortization of prior service cost	(5)	(1)	(7)	(1)	(1)	(6)	(4)	(12)
Recognized net transition obligation	—	—	1	1	—	—	—	—
Recognized settlement loss	14	13	33	35	—	—	—	—

Net periodic benefit cost	$79	$86	$173	$186	$34	$29	$67	$60

Employer Contributions

As of June 30, 2006 contributions of $280 and $51 were made to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $55 to our pension plans and $48 to our other post-retirement benefit plans in 2006 for a total of $335 for pension plans and $99 for other post-retirement benefit plans. We previously disclosed in our 2005 Annual Report that we expected to contribute $106 to our worldwide pension plans and $130 to our other post-retirement benefit plans in 2006. However, as also disclosed, the 2006 expected pension plan contributions did not include any planned contribution for our domestic tax-qualified plans pending a review of the 2006 actuarial valuations results when they became available. The increase in expected 2006 defined benefit pension plan contributions is primarily due to our election to contribute $226 to our U.S. plans in April 2006 following a review of the 2006 actuarial valuation results for the U.S. tax-qualified plans and giving consideration to our liquidity position. The $226 contribution to the U.S. plans was made for the purpose of making those plans 100% funded on an estimated current liability basis under ERISA funding rules using a corporate bond rate.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

Pension Benefit Obligation and Net Periodic Pension Benefit Cost

As disclosed in our 2005 Annual Report, at December 31, 2005 the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $10,302 and $9,248, respectively. During the first quarter 2006 we amended one of our domestic defined benefit pension plans. The amendment changed the process of calculating benefits for certain employees who retire from or leave the Company after 2012. The new process ensures that certain benefit enhancements are only provided to plan participants who qualify to receive them based on age and years of service at termination. The prior process for years after 2012 provided some plan participants with these benefit enhancements regardless of qualification. The amendment resulted in a net decrease of $173 in the PBO and a net decrease of $20 in the ABO. The amendment also decreased net periodic pension benefit cost by $9 and $12 for the three and six months ended June 30, 2006, respectively, and is expected to decrease net periodic pension benefit cost by $31 for the full year 2006. However, pension expense may also be impacted by other factors, including but not limited to currency, contributions and settlements.

14-Earnings per Share

The following tables summarize basic and diluted income per share for the three and six months ended June 30, 2006 and 2005 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic Earnings per Share:
Income from continuing operations	$260	$370	$460	$580
Accrued dividends on Series C Mandatory Convertible Preferred Stock	(15)	(15)	(29)	(29)

Adjusted income from continuing operations	$245	$355	$431	$551
Income from discontinued operations, net of tax	—	53	—	53

Adjusted net income available to common shareholders	$245	$408	$431	$604

Weighted Average Common Shares Outstanding	913,503	960,450	920,422	959,631
Basic Earnings per Share
Earnings from continuing operations	$0.27	$0.37	$0.47	$0.57
Earnings from discontinued operations	—	0.06	—	0.06

Basic Earnings per Share	$0.27	$0.43	$0.47	$0.63

Diluted Earnings per Share:
Income from continuing operations	$260	$370	$460	$580
Interest on Convertible Securities, net	—	—	1	1

Adjusted income from continuing operations	$260	$370	$461	$581
Income from discontinued operations, net of tax	—	53	—	53

Adjusted net income available to common shareholders	$260	$423	$461	$634

Weighted Average Common Shares Outstanding	913,503	960,450	920,422	959,631
Common shares issuable with respect to:
Stock options	8,459	10,024	8,884	11,434
Restricted stock and performance shares	3,054	1,170	3,035	253
Series C Mandatory Convertible Preferred Stock	74,797	74,797	74,797	74,797
Convertible securities	1,992	1,992	1,992	1,992

Adjusted Weighted Average Common Shares Outstanding	1,001,805	1,048,433	1,009,130	1,048,107

Diluted Earnings per Share
Earnings from continuing operations	$0.26	$0.35	$0.46	$0.55
Earnings from discontinued operations	—	0.05	—	0.05

Diluted Earnings per Share	$0.26	$0.40	$0.46	$0.60

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per-share data and where otherwise noted)

15-Subsequent Events

Amici Acquisition

On July 21, 2006, we acquired substantially all of the net assets of Amici LLC (“Amici”), a provider of electronic-discovery (e-discovery), services for $175 in cash, including transaction costs. Amici provides comprehensive litigation discovery management services, including the conversion, hosting and production of electronic and hardcopy documents. Amici also provides consulting and professional services to assist attorneys in the discovery process. The purchase agreement requires us to pay the sellers an additional $20 if certain performance targets are achieved by 2008. If this payment is required, it will be recorded as an adjustment to the purchase price. The operating results of Amici, such results were not material to our financial statements, will be included within our Other segment from the date of acquisition.

The table below presents the estimated purchase price allocation for this acquisition. The goodwill will be assigned to our Other segment. The primary elements that generated the goodwill are the value of synergies and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset.

(in millions)	Amortization Period in Years	Purchase Price Allocation
Net assets, less cash acquired		$7
Goodwill	N/A	132
Intangible assets:
Customer relationships	13	28
Software	5	8

Total purchase price		$175

Stock Repurchase Program

On July 24, 2006, our Board of Directors authorized another Stock Repurchase Program covering the repurchase of up to $500 million of our common stock, par value $1.00 per share, through the period ending July 31, 2007. The $500 million is exclusive of fees and expenses. This is in addition to the two previous $500 million Stock Repurchase Programs authorized by our Board of Directors in October 2005 and January 2006.

Other Recent Events

On August 1, 2006, we received notice that the U.S. Joint Committee on Taxation had completed its review of our 1999 - 2003 Internal Revenue Service (“IRS”) audit and as a result of that review our audit for those years is now finalized. We are still evaluating the impact of finalizing this audit. However, at this time we expect to record a third quarter 2006 net income benefit in the estimated range of $400 million to $450 million associated with the favorable resolution of certain tax matters from this audit. The recorded benefit will not result in a significant cash refund, but we expect it to increase tax credit carryforwards and reduce taxes otherwise potentially due. We expect that the net income benefit to the third quarter and full year 2006 will be partially offset by after-tax restructuring charges. While these charges are expected to be in the range of $125 million to $175 million after-tax, because of the preliminary nature of the plans, the timing in 2006 of such charges has not yet been determined. The charges are expected to be associated with new restructuring actions and other cost savings initiatives that we are considering in the third and fourth quarters of 2006, which we anticipate will be consistent with prior restructuring and cost savings actions. The actions and initiatives we are currently considering are primarily related to headcount reductions across all geographies and segments. However, we have not yet finalized or committed to any actions or initiatives.

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

Throughout this document, references to “we,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.

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

Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Equipment sales	$1,109	$1,109	$2,056	$2,095
Post sale and other revenue	2,657	2,592	5,192	5,149
Finance income	211	220	424	448

Total Revenues	$3,977	$3,921	$7,672	$7,692

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,882	$1,827	$3,548	$3,521
Less: Supplies, paper and other sales	(773)	(718)	(1,492)	(1,426)

Equipment sales	$1,109	$1,109	$2,056	$2,095

Service, outsourcing and rentals	$1,884	$1,874	$3,700	$3,723
Add: Supplies, paper and other sales	773	718	1,492	1,426

Post sale and other revenue	$2,657	$2,592	$5,192	$5,149

Second quarter 2006 total revenues grew 1% compared to the second quarter 2005. Currency had a negligible impact on total revenues in the quarter. Total revenues included the following:

•	Equipment sales were flat compared to second quarter 2005, including a 1-percentage point benefit from currency, and primarily reflected growth from Office multifunction color and Production color products as well as growth in DMO, which were offset by revenue declines in black and white products and color printers.

•	3% increase in Post sale and other revenue, including a 1-percentage point benefit from currency, reflected growth in color products and DMO which more than offset declines in light lens products.

•	14% growth in color revenue. Color revenue of $1,364 million comprised 34% of total revenue in the second quarter 2006 compared to 31% in the second quarter 2005.

•	4% decline in Finance income included a 1-percentage point benefit from currency and reflected lower finance receivables.

Total revenues for the six months ended June 30, 2006 were flat compared to the prior year period, including a 1-percentage point negative impact from currency. Total revenues included the following:

•	2% decline in Equipment sales, including a 1-percentage point negative impact from currency, primarily reflecting revenue declines in Office and Production black and white products, which were partially offset by revenue growth from Office multifunction color and Production color products, as well as, growth in DMO.

•	1% increase in Post sale and other revenue, including a 1-percentage point negative impact from currency, primarily reflecting declines in light lens, licensing revenue, and digital black and white Production products which were more than offset by growth in digital color products and growth in DMO.

•	12% growth in color revenue. Color revenue of $2,578 million comprised 34% of total revenue for the six months ended June 30, 2006 compared to 30% the prior year period.

•	5% decline in Finance income, reflecting lower finance receivables.

Second quarter 2006 net income was $260 million, or $0.26 per diluted share, and included the following items:

•	$46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits.

•	$25 million after-tax ($36 million pre-tax) charges related to restructuring.

•	$9 million after-tax ($13 million pre-tax) charge from the write-off of the remaining unamortized deferred debt issuance costs as a result of the termination of the our 2003 Credit Facility.

Second quarter 2005 net income was $423 million, or $0.40 per diluted share, and included the following items:

•	$343 million after-tax benefit related to finalization of the 1996-1998 IRS audit.

•	$130 million after-tax ($194 million pre-tax) charge related to restructuring.

Net income for the six months ended June 30, 2006 was $460 million, or $0.46 per diluted share, and included the following items:

•	$46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits.

•	$25 million after-tax ($36 million pre-tax) charge related to restructuring.

•	$24 million after-tax benefit from the resolution of certain tax matters associated with an ongoing 1999-2003 Internal Revenue Service (“IRS”) audit. See Note 15-Subsequent Events for further discussion.

•	$9 million after-tax ($13 million pre-tax) charge from the write-off of the remaining unamortized deferred debt issuance costs as a result of the termination of our 2003 Credit Facility.

Net income for the six months ended June 30, 2005 was $633 million, or $0.60 per diluted share, and included the following items:

•	$343 million after-tax benefit related to the finalization of the 1996-1998 IRS audit.

•	$58 million after-tax ($93 million pre-tax) gain from the sale of our equity interest in Integic Corporation (“Integic”).

•	$185 million after-tax ($279 million pre-tax) charge related to restructuring.

Operations Review

Revenues for the three and six months ended June 30, 2006 and 2005 were as follows:

(in millions)	Production	Office	DMO	Other	Total
Three months ended June 30, 2006
Equipment sales	$333	$598	$140	$38	$1,109
Post sale and other revenue	720	1,204	327	406	2,657
Finance income	81	125	2	3	211

Total Revenues	$1,134	$1,927	$469	$447	$3,977

Three months ended June 30, 2005
Equipment sales	$328	$610	$133	$38	$1,109
Post sale and other revenue	712	1,175	304	401	2,592
Finance income	85	129	3	3	220

Total Revenues	$1,125	$1,914	$440	$442	$3,921

(in millions)	Production	Office	DMO	Other	Total
Six months ended June 30, 2006
Equipment sales	$589	$1,128	$266	$73	$2,056
Post sale and other revenue	1,417	2,352	635	788	5,192
Finance income	163	251	4	6	424

Total Revenues	$2,169	$3,731	$905	$867	$7,672

Six months ended June 30, 2005
Equipment sales	$608	$1,159	$250	$78	$2,095
Post sale and other revenue	1,416	2,320	597	816	5,149
Finance income	173	264	5	6	448

Total Revenues	$2,197	$3,743	$852	$900	$7,692

Equipment sales reflect the results of our technology investments and the associated product launches as more than two-thirds of the second quarter 2006 equipment sales were generated from products launched in the past 24 months.

In the second quarter 2006 equipment sales of $1,109 million were unchanged from the second quarter 2005 reflecting:

•	Currency benefit of 1-percentage point.

•	Growth in Office color multifunction products, Production color products and in DMO offset by declines in revenue from black and white equipment and color printers.

•	Strong install activity in entry production color, light production, and office multifunction color products offset by overall price declines of 7% and lower installs of low end office black and white equipment.

•	Growth in color equipment sales of 9%. The pace of color equipment sales growth was impacted by lower color printer sales. Color sales represented approximately 44% of total equipment sales in the second quarter 2006 versus 40% in the second quarter 2005.

For the six month period ended June 30, 2006 equipment sales of $2,056 million declined 2% from the prior year comparable period reflecting:

•	Negative currency impact of 1-percentage points.

•	Declines in revenue from Office and Production black and white equipment partially offset by growth in Office color multifunction products, Production color products and DMO.

•	Strong install activity in Production and Office products, particularly in light production, entry production color, as well as, office multifunction products and printers, which was offset by the impact of price declines of 7%.

•	Growth in color equipment sales of 9%. The pace of color sales growth was impacted by lower OEM color printer sales. Color sales represented approximately 43% of total equipment sales in the six months ended June 30, 2006 versus 39% in the comparable prior period.

Production: Production equipment sales for the three months ended June 30, 2006 grew 2%, reflecting strong install activity partially offset by price declines of 5% and product mix. Production equipment sales for the six months ended June 30, 2006 declined 3%, including a 1-percentage point negative impact from currency, due to price declines of 4% and unfavorable product mix partially offset by strong install activity. Production equipment sales were impacted by increases in production products installs for the three and six months ended June 30, 2006 of 35% and 34%, respectively. Production system install activity for the three and six months ended June 30, 2006, included the following:

•	96% and 95% growth in installs of production color products driven by strong DocuColor® 240/50 activity and increases in DocuColor 7000/8000 and iGen3 installs.

•	9% and 8% growth in installs of production black and white systems. This included 24% and 29% growth in installs of black and white light production systems, reflecting continued success of the 4110 light production system. Partially offsetting these increases were 9% and 13% declines in installs of high-end black and white systems primarily in mid-volume systems.

Office: Office equipment sales for the three and six months ended June 30, 2006 declined 2% and 3%, respectively, from prior year comparable periods. The three month period included a 1-percentage point benefit from currency and the six month period included a 1-percentage point negative impact from currency. Price declines of approximately 8% in both periods more than offset the impact of install growth in Segment 3-5 and Office color multifunction products. Office product install activity for the three and six months ended June 30, 2006, included the following:

•	5% decline and 4% install growth in black and white copiers and multifunction devices driven by 8% decline and 2% growth in Segments 1 & 2 devices (11-30 ppm) and 12% and 17% growth in Segments 3-5 products (31-90 ppm).

•	1% decline and 1% growth in installs of color printers as compared to 155% and 166% growth in the comparable 2005 periods. The decline reflects lower OEM and branded sales as 2005 growth was primarily the result of increased OEM sales which have leveled in 2006.

•	13% and 28% growth in office color multifunction systems, driven in part by strong sales of the office version of DocuColor 240/250.

DMO: DMO equipment sales consist of office and production products, including a large proportion of sales of Segment 1&2 office devices and printers. Equipment sales for the three and six months ended June 30, 2006 increased by $7 million and $16 million, or 5% and 6%, respectively, from prior year comparable periods, reflecting strong sales of Segment 1&2 devices, as well as install growth in light production black and white and production color systems.

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

The second quarter 2006 post sale and other revenue of $2,657 million increased 3% compared to the second quarter 2005 reflecting:

•	Currency benefit of 1-percentage point.

•	5% growth in office and production digital products and 8% growth in DMO, which were partially offset by a 40% decline in analog light lens products.

•	17% growth in color post sale and other revenue. Color represented 31% of post sale and other revenue in the second quarter 2006 versus 27% in the second quarter 2005.

•	Approximately 9% of total pages were printed on color devices and color pages.

For the six month period ended June 30, 2006, Post sale and other revenue of $5,192 increased 1% from the prior year period, as growth in office and production digital products and DMO offset declines in light lens products. Supplies, paper and other sales for the six month period ended June 30, 2006 increased 5%.

Within post sale and other revenue, service, outsourcing, and rental revenue of $1,884 million and $3,700 million for the three and six months ended June 30, 2006 increased 1% and decreased 1% from prior year comparable periods, reflecting a decline in service and rental revenue, partially offset by growth in outsourcing revenue. Supplies, paper, and other sales of $773 million and $1,492 million for the three and six months ended June 30, 2006 grew 8% and 5% from prior year comparable periods, primarily reflecting growth in paper sales, partially offset by a decline in licensing revenue.

Production: Production post sale and other revenue for the three months ended June 30, 2006 grew 1% and reflected growth in color products which was partially offset by declines in revenue from high-end black and white digital products and older light lens technology. Production post sale and other revenue for the six months ended June 30, 2006 was flat and reflected declines in revenue from high-end black and white digital products and older light lens technology partially offset by growth in color products. For the three and six months ended June 30, 2006, currency had a negligible impact and negative 1-percentage point impact on production post sale and other revenue, respectively.

Office: Post sale and other revenue for the three and six months ended June 30, 2006 increased approximately 2% and 1%, respectively, from prior year comparable periods, as growth in color multifunction devices and color printers was partially offset by declines in black and white light lens products. For the three and six months ended June 30, 2006, currency had a negligible impact and 1-percentage point negative impact on office post sale and other revenue.

DMO: Post sale and other revenue for the three and six months periods ended June 30, 2006 grew 8% and 6%, respectively, from prior year comparable periods driven by growth in revenue from supplies and services.

Other: Post sale and other revenue for the three months ended June 30, 2006, increased $5 million or 1%, from the prior year comparable period, primarily driven by increased paper sales. Post sale and other revenue for the six months ended June 30, 2006 declined $28 million or 3%, primarily driven by a $23 million decrease in licensing revenue, which was partially offset by an increase in paper sales. Paper and other supplies revenue comprised approximately two-thirds of the Other segment post sale and other revenue as of June 30, 2006.

Segment Operating Profit

Total segment operating profit for the three and six months ended June 30, 2006 of $322 million and $569 million decreased by $15 million and $180 million, respectively, from the prior year comparable periods. 2006 segment operating margin for the three months and six months ended June 30, 2006 declined 0.5-percentage points and 2.3-percentage points, respectively. See Condensed Consolidated Financial Statements, Note 9-Segment Reporting, for further discussion on our reportable segment operating revenues and operating profit.

Production: Production operating profit for the three months ended June 30, 2006 of $88 million increased $9 million from the prior year comparable period. Operating profit margin improved 0.8-percentage points in the second quarter 2006. The increase in operating profit reflected higher year-over-year gross profit, which was favorably impacted by growth in color post sale revenues. Production operating profit for the six months ended June 30, 2006 of $155 million declined $25 million from the prior year comparable period. Operating profit margin declined 1.1-percentage points from the prior year comparable period, reflecting:

•	Reduced gross profits impacted by product mix.

•	SAG expenses were slightly higher as increases in selling expense and bad debt were only partially offset by improvements in G&A.

Office: Office operating profit for the three and six months ended June 30, 2006 of $213 million and $373 million increased $40 million and $8 million, respectively, from prior year comparable period. Office operating margin improved 2.1-percentage points and 0.2-percentage points, respectively, from prior year comparable periods, impacted by higher gross profit and lower SAG, which were partially offset by price declines in black and white multifunction devices and color printers.

DMO: DMO operating profit for the three and six months ended June 30, 2006 of $34 million and $51 million increased by $15 million and $22 million, respectively, from prior year comparable periods. 2006 DMO operating margin for the three and six month periods ended June 30, 2006 of 7% and 6% increased 2.9-percentage points and 2.2-percentage points, respectively, from the prior year comparable periods, as a result of higher gross profit and lower SAG.

Other: Other operating loss for the three and six months ended June 30, 2006 of $13 million and $10 million compared to prior year operating profits of $66 million and $175 million, respectively, reflect the following quarter and year-to-date effects, respectively:

•	Absence of a $93 million gain related to the sale of Integic, which was recognized in the first quarter 2005, and $57 million interest income benefit, that occurred in the second quarter 2005, from the finalization of the 1996-1998 Internal Revenue Service tax audit.

•	Additional $13 million pre-tax write-off of the remaining unamortized deferred debt issuance costs associated with the termination of our 2003 Credit Facility that occurred in the 2006 second quarter.

•	Lower interest income of $15 million and $18 million, respectively.

•	Lower non-financing interest expense of $2 million and $9 million, respectively.

Key Ratios and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross Margin
Sales	36.2%	36.0%	35.9%	37.0%
Service, outsourcing and rentals	43.3	42.2	42.5	42.4
Finance income	64.0	62.3	64.2	62.3
Total	41.1	40.4	40.6	41.1
R,D&E % revenue	5.8	6.2	5.9	6.1
SAG % revenue	25.6%	26.7%	26.1%	26.7%

Second quarter 2006 total gross margin of 41.1% increased 0.7-percentage points compared to second quarter 2005 as cost improvements and other variances of 2.6-percentage points more than offset the unfavorable impact of price declines and activity mix of 1.9-percentage points. Gross margin of 40.6% for the six months ended June 30, 2006 declined by 0.5-percentage points from 41.1% in the prior year comparable period as product mix and price declines of 2.1-percentage points were partially offset by productivity and other variances of 1.5-percentage points.

Second quarter 2006 sales gross margin increased 0.2-percentage points as cost improvements, favorable mix of equipment and other variances of 2.2-percentage points more than offset the impact of price declines of 2.0–percentage points. Cost improvements reflect manufacturing productivity while price declines were equipment-related and in line with historical levels. Sales gross margin of 35.9% for the six months ended June 30, 2006 decreased 1.1-percentage points from 37.0% in the prior year comparable period. Product mix and price declines of 2.1-percentage points were partially offset by productivity improvements and other variances of 0.9-percentage points.

Second quarter 2006 service, outsourcing and rentals margin increased 1.1-percentage points as year-over-year cost improvements and other variances of 3.7-percentage points more than offset the impacts of price declines and unfavorable activity mix of 2.6-percentage points. Cost improvements were driven by service labor productivity. Service, outsourcing and rentals margin of 42.5% for the six months ended June 30, 2006 increased 0.1-percentage points from 42.4% in the prior year comparable period primarily due to cost improvements and other variances of 2.3-percentage points, partially offset by the impact of price declines and product mix of 2.2-percentage points.

Research, development and engineering (“R,D&E”) of $230 million and $455 million for the three and six months ended June 30, 2006 was $12 million lower from prior year comparable periods. Research and development (“R&D”) of $186 million and $365 million for the three and six months ended June 30, 2006 decreased $2 million and $6 million from prior year comparable periods. These declines reflected lower spending in Production, which was only partially offset by increased spending in the Office segment. The lower spending in Production segment was a result of recent product launches and the cost efficiencies captured from our platform development strategy. Sustaining engineering costs of $44 million and $90 million for the three and six months ended June 30, 2005 decreased by $10 million and $6 million from prior year comparable periods, which primarily occurred within the Production segment and reflected lower spending related to environmental compliance activities and maturing product platforms. We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D remains strategically coordinated with that of Fuji Xerox.

Selling, administrative and general (“SAG”) expenses of $1,020 million in the 2006 second quarter were $26 million lower than the second quarter 2005. The decrease in SAG expenses reflected the following:

•	$17 million reduction in selling expenses compared to second quarter 2005 included savings from restructuring initiatives and the absence of a one-time special compensation payment related to the 2005 annual merit increase process.

•	$15 million net reduction in general and administrative (“G&A”) expenses as a result of continued expense management initiatives.

•	$21 million in bad debt expense was $6 million higher than second quarter 2005, but was comparable to first quarter 2006.

SAG expenses of $2,003 million in the six months ended June 30, 2006 decreased $52 million compared to the prior year comparable period, primarily reflecting:

•	$32 million reduction in general and administrative (“G&A”) expenses related to favorable currency and continued expense management initiatives.

•	$27 million net reduction in selling expenses resulting from favorable currency and savings from 2005 restructuring initiatives and the absence of a one-time special compensation payment related to the 2005 annual merit increase process.

•	Bad debt expense of $41 million for the six months ended June 30, 2006 was $7 million higher than the prior year comparable period. This level of bad debt expense continues to reflect the favorable trend in write-offs, receivables aging and collections.

For the three and six months ended June 30, 2006, we recorded restructuring charges of $36 million, respectively, primarily related to headcount reductions of approximately 500 employees primarily in the North American service organizations. The remaining restructuring reserve balance as of June 30, 2006, for all programs was $135 million, of which approximately $42 million is expected to be spent over the remainder of 2006. Refer to Note 5-Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Worldwide employment of 55,100 at June 30, 2006, declined by approximately 100 from year-end 2005 primarily reflecting reductions from our restructuring initiatives and other attrition partially offset by hiring in certain strategic business areas.

Other expenses (income), net for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Non-financing interest expense	$60	$62	$114	$123
Interest income	(16)	(88)	(31)	(106)
Gains on sales of businesses and assets	(10)	(4)	(12)	(102)
Currency losses (gains), net	10	(6)	24	10
Amortization of intangible assets	10	10	20	19
Legal matters	10	(2)	13	(1)
Other expenses, net	18	14	22	11

Total	$82	$(14)	$150	$(46)

Non-financing interest expense of $60 million and $114 million for the three and six months ended June 30, 2006, respectively, was $2 million and $9 million lower than the prior year comparable periods, respectively. The decline is primarily due to lower average debt balances, partially offset by higher interest rates.

Interest income of $16 million and $31 million for the three and six months ended June 30, 2006, respectively, was $72 million and $75 million lower than prior year comparable periods, primarily reflecting:

•	$57 million absence of interest income associated with the previously disclosed 2005 second quarter settlement of the 1996-1998 IRS audit.

•	$ 18 million of lower interest income ($15 million in the second quarter of 2006) on invested cash due to lower average cash balances, which was partially offset by higher rates of return.

Gains on sales of businesses and assets for the three and six months ended June 30, 2006, primarily consisted of a $10 million gain from the second quarter 2006 receipt from escrow of additional proceeds related to our first quarter 2005 sale of Integic. The proceeds were placed in escrow upon the sale of Integic pending completion of an indemnification period, which ended in May 2006. The gains on sales of businesses and assets for the three and six months ended June 2005 primarily consisted of the gain of $93 million related to the March 2005 sale of Integic.

We had currency losses of $10 million in the second quarter 2006 compared to $6 million of currency gains in the second quarter 2005. Net second quarter 2006 currency losses reflected the following partially offsetting impacts:

•	Losses related to the mark to market of derivative contracts, due to the strengthening Euro and Sterling, which are economically hedging the cost of anticipated foreign currency denominated inventory purchases and other payments in Europe.

•	Gains related to the mark to market of derivative contracts, due to the strengthening Japanese Yen, economically hedging the cost of anticipated foreign currency denominated inventory purchases in the United States.

We incurred currency losses of $24 million and $10 million for the six months ended June 30, 2006 and 2005. The 2006 and 2005 six month losses primarily related to the losses on the mark to market of derivative contracts that economically hedge the cost of future foreign currency denominated inventory purchases primarily in the United States.

Legal matters of $10 million and $13 million for the three and six months ended June 30, 2006, primarily reflected second quarter 2006 charges of $19 million associated with probable losses from various legal matters partially offset by $12 million of proceeds from the previously disclosed Palm litigation matter. The remaining proceeds from the Palm litigation matter of $10.5 million are associated with a license and are recorded in Sales as licensing revenue.

Other expenses, net of $18 million and $22 million for the three and six months ending June 30, 2006, increased $4 million and $11 million, primarily due to a $13 million pre-tax write-off of the remaining unamortized deferred debt issuance costs associated with the termination of our 2003 Credit Facility that occurred in the 2006 second quarter.

Income tax expenses (benefits) were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Pre-tax income	$265	$117	$473	$406
Income tax expenses (benefits)	22	(233)	69	(117)
Effective tax rate	8.3%	(199.1)%	14.6%	(28.8)%

The 2006 second quarter effective tax rate of 8.3% was lower than the U.S. statutory rate of 35% primarily reflecting:

•	Tax benefits of $46 million from the resolution of certain tax issues associated with foreign tax audits.

•	$11 million from the reversal of a valuation allowance on deferred tax assets associated with foreign net operating loss carryforwards.

•	The geographical mix of income and the related effective tax rates in those jurisdictions and a tax law change.

The 2006 year-to-date second quarter effective tax rate of 14.6% was lower than the U.S. statutory rate primarily due to:

•	Tax benefits of $46 million from the resolution of certain tax issues associated with foreign tax audits.

•	Tax benefit of $24 million from the resolution of certain tax issues associated with our ongoing 1999-2003 Internal Revenue Service (“IRS”) audit. We anticipate finalization of this audit in 2006. See Note 15-Subsequent Events for further discussion.

•	$11 million from the reversal of a valuation allowance on deferred tax assets associated with foreign net operating loss carryforwards.

•	The geographical mix of income and the related effective tax rates in those jurisdictions and a tax law change.

The 2005 second quarter effective tax rate was lower than the U.S. statutory rate primarily due to:

•	Tax benefits of $253 million, associated with the finalization of the 1996-1998 IRS audit.

•	Tax benefit of $33 million from the reversal of a valuation allowance on deferred tax assets associated with foreign net operating loss carryforwards. This reversal follows a re-evaluation of their future realization resulting from a refinancing of a foreign operation.

•	These impacts were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances and the geographical mix of income and the related tax rates in those jurisdictions.

The 2005 year-to-date second quarter effective tax rate was lower than the U.S. statutory rate primarily due to:

•	Favorable audit and other tax return adjustments realized during the six months ended June 30, 2005.

•	These adjustments were partially offset by losses in certain jurisdictions where we were not providing tax benefits and continue to maintain deferred tax valuation allowances and the geographical mix of income before taxes and the related tax rates in those jurisdictions.

Our effective tax rate will change based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions, as well as available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events (such as audit settlements) that may not be predictable. We anticipate that our effective tax rate for the remainder of the year will approximate 33%, excluding the effect of any future discrete events, and we expect our full year tax rate to be approximately 26%.

Subsequent Events

On August 1, 2006, we received notice that the U.S. Joint Committee on Taxation had completed its review of our 1999 - 2003 Internal Revenue Service (“IRS”) audit and as a result of that review our audit for those years is now finalized. We are still evaluating the impact of finalizing this audit. However, at this time we expect to record a third quarter 2006 net income benefit in the estimated range of $400 million to $450 million associated with the favorable resolution of certain tax matters from this audit. The recorded benefit will not result in a significant cash refund, but we expect it to increase tax credit carryforwards and reduce taxes otherwise potentially due. We expect that the net income benefit to the third quarter and full year 2006 will be partially offset by after-tax restructuring charges. While these charges are expected to be in the range of $125 million to $175 million after-tax, because of the preliminary nature of the plans, the timing in 2006 of such charges has not yet been determined. The charges are expected to be associated with new restructuring actions and other cost savings initiatives that we are considering in the third and fourth quarters of 2006, which we anticipate will be consistent with prior restructuring and cost savings actions. The actions and initiatives we are currently considering are primarily related to headcount reductions across all geographies and segments. However, we have not yet finalized or committed to any actions or initiatives.

The matters discussed above are not reflected in our previously issued earnings guidance. Apart from the matters addressed in the immediately preceding paragraph, we are not updating or reaffirming our previously issued earnings guidance.

Recent Accounting Changes

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires companies to recognize compensation expense using a fair-value based method for costs related to all share-based payments, including stock options. On January 1, 2006, we adopted FAS 123(R) using the modified prospective transition method and therefore we did not restate the results of prior periods. Prior to the adoption of FAS 123(R), under previous accounting guidance, we did not expense stock options as there was no intrinsic value associated with the options granted because the exercise price was set equal to the market price at the date of grant. The adoption of FAS 123(R) was immaterial to our results of operations primarily as a result of changes made in our stock-based compensation programs in 2005 as well as the accelerated vesting of substantially all outstanding unvested stock options prior to the adoption of FAS 123(R).

In January 2005, we implemented changes in our stock-based compensation programs that included expanded use of restricted stock grants with time- and performance-based restrictions in lieu of stock options. Prior to this change our stock-based compensation programs primarily consisted of stock option grants. These new restricted stock awards are reflected as compensation expense in our results of operations in both 2005 and 2006 and the adoption of FAS 123(R) did not materially affect the expense recognized for these awards.

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

Our results of operations for the three and six months ended June 30, 2006 included stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock-based compensation expense, pre-tax	$17	$10	$28	$20
Stock-based compensation expense, net of tax	10	6	17	12

Application of Critical Accounting Policies

In preparing our Condensed Consolidated Financial Statements and accounting for the underlying transactions and balances, we apply various accounting policies. We consider the policies disclosed as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management’s judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. These significant accounting policies should be read in conjunction with similar disclosures made in our 2005 Annual Report on Form 10-K (“2005 Annual Report”) for the year-ended December 31, 2005. For a detailed discussion of the application of these accounting policies, refer to Note 1-Basis of Presentation and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements, as well as our 2005 Annual Report.

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the six months ended June 30, 2006 and 2005 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Six Months Ended June 30,
(in millions)	2006	2005	Amount Change
Net Cash provided by operating activities	$367	$627	$(260)
Net Cash provided by (used in) investing activities	68	(144)	212
Net Cash used in financing activities	(797)	(1,734)	937
Effect of exchange rate changes on cash and cash equivalents	22	(55)	77

Decrease in cash and cash equivalents	(340)	(1,306)	966
Cash and cash equivalents at beginning of period	1,322	3,218	(1,896)

Cash and cash equivalents at end of period	$982	$1,912	$(930)

Cash, cash equivalents and Short-term investments reported in our Condensed Consolidated Financial Statements were as follows:

	2006	2005
Cash and cash equivalents	$982	$1,322
Short-term investments	199	244

Total Cash, cash equivalents and Short-term investments	$1,181	$1,566

Net cash provided by operating activities of $367 million for the six months ended June 30, 2006 decreased $260 million from the prior year comparable period. The changes in operating cash flows included the following:

•	$67 million increase in pre-tax income.

•	$127 million decrease due to a year-over-year relative reduction in accounts payable and accrued compensation primarily due to lower year-over-year purchases.

•	$79 million decrease resulting from higher restructuring payments primarily from actions initiated in 2005.

•	$63 million decrease due to higher accounts receivable resulting from increased revenue and timing of billings.

•	$39 million decrease due to higher new finance receivables activity and slower run-off of existing agreements.

•	$15 million decrease due to higher year-over-year growth in inventory primarily associated with new product launches.

Net cash provided by investing activities of $68 million for the six months ended June 30, 2006 increased $212 million from the prior year comparable period. The changes in investing cash flows included the following:

•	$235 million increase in net proceeds from short-term investments. The second quarter 2005 was the initial quarter for our short-term investments program, and reflected net cash outflows of $190 million as compared to net cash inflows of $45 million for the second quarter 2006.

•	$45 million increase in proceeds from divestitures and investments. 2006 reflects a $119 million distribution related to the sale of investments held by Ridge Re; a $21 million distribution from the liquidation of our investment in Xerox Capital LLC and $10 million in proceeds from the sale of Integic released from escrow. 2005 reflects $96 million of proceeds from the sale of Integic.

•	$64 million decrease as a result of higher escrow and other restricted investments balances. This was due primarily to a $103 million escrow deposit in first quarter 2006 related to the MPI litigation partially offset by a reduction in restricted cash associated with our secured borrowing programs as the result of lower balances.

Net cash used in financing activities of $797 million for the six months ended June 30, 2006 decreased $937 million from the prior year comparable period. The changes in financing cash flows included the following:

•	$1,861 million lower usage primarily resulting from the 2005 net repayments on term and other unsecured debt, of $1,070 million, as contrast to 2016 Senior Notes borrowing of $700 million in March 2006 and other net borrowings of $91 million.

•	$463 million used in connection with the company’s share repurchase program payments.

•	$364 million higher net repayments on secured borrowings.

•	$100 million payment for our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares in February 2006.

The following table provides total finance assets as of June 30, 2006:

(in millions)	Finance Receivables, Net	Secured Debt
Finance Receivables Encumbered by Loans(1) :
GE secured loans:
GE Loans – U.S.	$1,375	$1,198
GE Loans – U.K.	640	618
GE Loans – Canada	184	130

Total GE encumbered finance receivables, net	2,199	1,946
Merrill Lynch Loan—France	452	394
DLL-Netherlands	217	177

Total encumbered finance receivables, net	$2,868	$2,517

Unencumbered finance receivables, net	4,903

Total Finance Receivables, net(2)	$7,771
Equipment on operating leases, net	439

Total Finance Assets, net(3)	$8,210

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of June 30, 2006.
(3)	Includes (i) finance receivables, net and (ii) equipment on operating leases, net to reflect the total assets associated with our lease or finance business. Management expects to leverage or fund these assets at a 7 to 1 debt-to-equity ratio.

As of June 30, 2006, 37% of total finance receivables were encumbered as compared to 44% at December 31, 2005. In addition to the above, as of June 30, 2006 we had no outstanding debt under our trade receivables $400 million revolving credit facility with GE expiring in 2007.

We have recently terminated third party leasing arrangements in certain countries and intend to consider originating leases by Xerox for customers in those countries. We intend to continue to review opportunities where new, Xerox-originated leasing programs would be appropriate. Funding for Xerox-originated leasing programs is provided primarily through cash generated from operations, the 2006 Credit Facility and capital market offerings.

Our debt maturities for the remainder of 2006 and 2007 by quarter, 2008, 2009 and 2010 by year and thereafter are as follows:

	Unsecured Debt	Debt Secured by Finance Receivables	Other Secured Debt	Total Debt
Third Quarter	$155	$256	$3	$414
Fourth Quarter	14	216	3	233

2006	169	472	6	647
First Quarter	6	183	3	192
Second Quarter	263	168	3	434
Third Quarter	—	609	2	611
Fourth Quarter	—	228	2	230

2007	269	1,188	10	1,467
2008	29	700	6	735
2009	897	109	6	1,012
2010	677	43	2	722
Thereafter	2,497	5	34	2,536

Total	$4,538	$2,517	$64	$7,119

Approximately 36% of total debt was secured by finance receivables and other assets compared to 49% at December 31, 2005. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2006 and expect secured debt to be approximately 35% of total debt by the end of 2006.

Liquidity, Financial Flexibility and Funding Plans

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

Our current credit ratings as of June 30, 2006 were as follows:

	Senior Unsecured Debt	Outlook	Comments

Moody’s (1)	Ba2	Positive	The Moody’s rating was upgraded from B1 in August 2004. The outlook was upgraded to positive in September 2005.

S&P (2)	BB+	Stable	The S&P rating was upgraded from BB- and the outlook was revised from positive to stable in March 2006.

Fitch (3)	BB+	Positive	The Fitch rating was upgraded from BB in August 2005.

(1)	In March 2006, Moody’s affirmed all ratings and outlook assigned to Xerox in conjunction with the 2016 Senior Notes offering. Moody’s holds a Senior Unsecured rating of Ba2 and a corporate family rating of Ba1, which was last updated in August 2004. Additionally Moody’s assigned Xerox a short-term speculative grade liquidity rating at SGL-1, which was initiated in December 2003. In September 2005, Moody’s changed its outlook from Stable to Positive.
(2)	In March 2006, S&P upgraded the Senior Unsecured and Corporate Credit rating from BB- to BB+, a two notch upgrade. At the same time, S&P revised its outlook from Positive to Stable on all associated ratings, affirmed the short-term speculative-grade rating at B-1 and upgraded the ratings on Subordinated debt from B to BB- and Preferred Stock from B- to B+. As a result of the rating change, S&P removed Xerox from Credit Watch in March 2006.
(3)	In March 2006, Fitch affirmed its ratings and positive outlook on Xerox in conjunction with its 2016 Senior Notes offering. Fitch had upgraded the senior unsecured debt of Xerox from BB to BB+, and also upgraded the Trust Preferred securities from B+ to BB-, both one notch upgrades in August 2005.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. Even though as of June 30, 2006, our current credit ratings still remain below investment grade, we expect our management strategies will return the company to investment grade in the future.

2016 Senior Notes

Refer to Note 11-Debt in the Condensed Consolidated Financial Statements for additional information regarding the 2016 Senior Notes.

Swap Termination

In first quarter 2006 we terminated interest rate swaps with a notional value of $400 million and a fair value of $8 million, including accrued interest of less than $1 million. The terminated swaps were previously designated and accounted for as fair value hedges against the Senior Notes due in 2010 and 2013. Accordingly, the corresponding $8 million fair value adjustment to the Senior Notes is being amortized to interest expense over the remaining term of the notes.

Ridge Re Commutation

In first quarter 2006, Ridge Re, a wholly owned subsidiary included in our net investment in discontinued operations (within Other long-term assets), completed an agreement to transfer its obligations under its remaining reinsurance agreement, together with related investments held in trust, to another insurance company as part of a complete exit from this business. Refer to Note 4-Divestitures and Other Sales in the Condensed Consolidated Financial Statements for further information.

Series C Mandatory Convertible Preferred Stock

Refer to Note 7-Common Shareholders’ Equity in the Condensed Consolidated Financial Statements for additional information regarding the Series C Mandatory Convertible Preferred Stock.

Summary—Financial Flexibility and Liquidity

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by our finance receivables portfolios. As of June 30, 2006, total cash, cash equivalents and short-term investments was $1.2 billion, and our borrowing capacity under our 2006 Credit Facility was $1.115 billion, reflecting $135 million of outstanding borrowings and letters of credit that have been utilized. We also have funding available through various secured borrowing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative and other material contracts at June 30, 2006 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 37 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Corporation, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 12-Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2005 Annual Report. The Risk Factors remain applicable from our 2005 Annual Report with the exception of the following change:

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by our finance receivables portfolios. As of June 30, 2006, total cash, cash equivalents and short-term investments was $1.2 billion, and our borrowing capacity under our 2006 Credit Facility was $1.115 billion, reflecting $135 million of outstanding borrowings and letters of credit that have been utilized. We also have funding available through various secured borrowing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2006 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2006 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any time. As of June 30, 2006, $1.9 billion was outstanding under the Loan Agreement, including similar loan agreements with GE in the U.K. and Canada. These agreements incorporate the financial maintenance covenants contained in the 2006 Credit Facility and contain other affirmative and negative covenants.

At June 30, 2006, we were in full compliance with the covenants and other provisions of the 2006 Credit Facility, the senior notes and the Loan Agreement and, expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2006 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2006 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters.

We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”), as discussed in the

“Contingencies” note to our Condensed Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with legal counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Our operations are subject to environmental regulations in each of the jurisdictions in which we conduct our business. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. The European Union Directive known as the Restriction on the Use of Hazardous Substances (“RoHS”), for example, requires the removal of lead, cadmium and certain other substances from product designs put on the market in the European Union beginning in July 2006. We continue to conduct RoHS compliance activities with respect to our products. We do not expect the RoHS directive to have a material impact on our product lines. In addition, various other countries and jurisdictions have proposed and/or are expected to adopt restrictions similar to RoHS. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prevented from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, we could also face substantial costs and liabilities in connection with product take-back legislation. Beginning in 2005, we became subject to the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE”) as enacted by individual European Union countries (“WEEE Legislation”), which makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. We continue to conduct WEEE compliance activities and continue to evaluate the impact of specific registration and compliance activities required by WEEE Legislation. Other jurisdictions throughout the United States and the world have also proposed, or may adopt, product take-back regulations. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements, various efforts to limit energy use in products, and other environmentally related product programs. As these initiatives and programs become regulatory requirements and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse affect on our operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended June 30, 2006

Repurchases of Xerox Common Stock, par value $1.00 per Share

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs(1)
April 1 through 30	436,000	$15.0860	436,000	$323,745,922
May 1 through 31	11,725,100	14.2950	11,725,100	156,140,289
June 1 through 30	3,725,400	$13.6370	3,725,400	$105,337,020

Total	15,886,500		15,886,500

(1)	On January 24, 2006, our Board of Directors authorized a Stock Repurchase Program covering the repurchase of up to $500 million of our common stock, par value $1.00 per share, through the period ending December 31, 2006. The $500 million is exclusive of fees and expenses. On July 24, 2006, our Board of Directors authorized another Stock Repurchase Program covering the repurchase of up to $500 million of our common stock, par value $1.00 per share, through the period ending July 31, 2007. The $500 million is exclusive of fees and expenses. The repurchases under these two programs may be made on the open market or through negotiated transactions. We expect to repurchase stock primarily through open-market purchases. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.
(2)	Exclusive of fees and costs.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 24, 2006 at Xerox Corporation Corporate Headquarters at 800 Long Ridge Road, Stamford, CT.

Proxies for the meeting were solicited on behalf of the Board of Directors of Xerox Corporation pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement, and all nominees were elected.

The matters that were voted upon at the meeting, and the number of votes cast as to each of the matters, where applicable, are as follows:

Proposal 1—Election of Directors.

Name	For	Withheld
Glenn A. Britt	800,657,012	13,088,196
Richard J. Harrington	800,619,068	13,126,140
William Curt Hunter	800,626,848	13,118,360
Vernon E. Jordan, Jr.	773,317,206	40,428,002
Hilmar Kopper	785,109,563	28,635,645
Ralph S. Larsen	784,809,000	28,936,208
Robert A. McDonald	800,414,335	13,330,873
Anne M. Mulcahy	796,257,037	17,448,171
N. J. Nicholas, Jr.	785,517,760	28,227,448
Ann N. Reese	793,442,144	20,303,064
Mary Agnes Wilderotter	797,932,886	15,812,322

Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm.

For—	804,012,080
Against—	3,318,933
Abstain—	6,414,195

Proposal 3—Shareholder Proposal Relating to Election of Directors By Majority Vote.

For—	294,781,724
Against—	403,557,609
Abstain—	8,063,139

Proposal 4— Shareholder Proposal Relating to Senior Executive Bonuses.

For—	61,361,590
Against—	636,813,931
Abstain—	8,226,951

Item 6. Exhibits

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

XEROX CORPORATION (Registrant)

Date: August 4, 2006	By:	/s/ GARY R. KABURECK
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