Form 10-Q
period 2006-09-30
XEROX CORP
filed 2006-10-27
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $1 par value	965,277,511 shares

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q, any exhibits to this Form 10-Q and other public statements we make. Such factors include, but are not limited to the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”).

XEROX CORPORATION

Form 10-Q

September 30, 2006

TABLE OF CONTENTS

Page
Part I—Financial Information
Item 1. Financial Statements (Unaudited)	4
Condensed Consolidated Statements of Income	4
Condensed Consolidated Balance Sheets	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Capital Resources and Liquidity	37
Financial Risk Management	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40
Part II—Other Information
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5. Other Information Item 6. Exhibits	43 44
Signatures	45
Exhibit Index	46

Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

By-Laws of Registrant, as amended through December 10, 2003.
Amendment No. 1 to Registrant’s 1991 Long-Term Incentive Plan.
Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors, as amended through October 12, 2006.
Amendment No. 1 to the Restatement of Registrant’s 2004 Performance Incentive Plan.
Amendment No. 4 to the 2004 Restatement of the Registrant’s Unfunded Supplemental Executive Retirement Plan.
Amendment No. 3 to Registrant’s Universal Life Plan.
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

Item 1

PART I—FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2006	2005	2006	2005
Revenues
Sales	$1,736	$1,721	$5,284	$5,242
Service, outsourcing and rentals	1,900	1,822	5,600	5,545
Finance income	208	216	632	664

Total Revenues	3,844	3,759	11,516	11,451

Costs and Expenses
Cost of sales	1,142	1,108	3,417	3,325
Cost of service, outsourcing and rentals	1,083	1,017	3,211	3,162
Equipment financing interest	75	81	227	250
Research, development and engineering expenses	230	242	685	709
Selling, administrative and general expenses	985	1,011	2,988	3,066
Restructuring and asset impairment charges	110	17	146	296
Other expenses, net	128	206	278	160

Total Cost and Expenses	3,753	3,682	10,952	10,968

Income from Continuing Operations before Income Taxes, Equity Income, Discontinued Operations and Cumulative Effect of Change in Accounting Principle	91	77	564	483
Income tax (benefits) expenses	(416)	29	(347)	(88)
Equity in net income of unconsolidated affiliates	29	23	85	80

Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	536	71	996	651
Income from Discontinued Operations, net of tax	—	—	—	53
Cumulative Effect of Change in Accounting Principle, net of tax	—	(8)	—	(8)

Net Income	$536	$63	$996	$696
Less: Preferred stock dividends, net	—	(14)	(29)	(43)

Income Available to Common Shareholders	$536	$49	$967	$653

Basic Earnings per Share
Earnings from Continuing Operations	$0.55	$0.06	$1.03	$0.63
Earnings from Discontinued Operations	—	—	—	0.06
Loss from Cumulative Effect of Change in Accounting Principle	—	(0.01)	—	(0.01)

Basic Earnings per Share	$0.55	$0.05	$1.03	$0.68

Diluted Earnings per Share
Earnings from Continuing Operations	$0.54	$0.06	$0.99	$0.62
Earnings from Discontinued Operations	—	—	—	0.05
Loss from Cumulative Effect of Change in Accounting Principle	—	(0.01)	—	(0.01)

Diluted Earnings per Share	$0.54	$0.05	$0.99	$0.66

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$1,336	$1,322
Short-term investments	120	244

Total cash, cash equivalents and short-term investments	1,456	1,566
Accounts receivable, net	2,233	2,037
Billed portion of finance receivables, net	277	296
Finance receivables, net	2,578	2,604
Inventories	1,397	1,201
Other current assets	1,094	1,032

Total current assets	9,035	8,736
Finance receivables due after one year, net	4,802	4,949
Equipment on operating leases, net	455	431
Land, buildings and equipment, net	1,582	1,627
Investments in affiliates, at equity	862	782
Intangible assets, net	288	289
Goodwill	1,917	1,671
Deferred tax assets, long-term	1,529	1,547
Other long-term assets	1,890	1,921

Total Assets	$22,360	$21,953

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,499	$1,139
Accounts payable	1,126	1,043
Accrued compensation and benefits costs	570	621
Unearned income	195	191
Other current liabilities	1,216	1,352

Total current liabilities	4,606	4,346
Long-term debt	5,904	6,139
Liabilities to subsidiary trusts issuing preferred securities	620	626
Pension and other benefit liabilities	1,104	1,151
Post-retirement medical benefits	1,207	1,188
Other long-term liabilities	958	1,295

Total liabilities	14,399	14,745
Series C mandatory convertible preferred stock	—	889
Common stock, including additional paid-in-capital	5,069	4,741
Treasury stock, at cost	(225)	(203)
Retained earnings	3,988	3,021
Accumulated other comprehensive loss	(871)	(1,240)

Total Liabilities and Equity	$22,360	$21,953

Shares of common stock issued	980,626	945,106
Treasury stock	(15,348)	(13,917)

Shares of common stock outstanding	965,278	931,189

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Cash Flows from Operating Activities:
Net income	$536	$63	$996	$696
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	163	157	481	483
Provisions for receivables and inventory	38	30	104	75
Net (gain) loss on sales of businesses and assets	(11)	2	(23)	(100)
Undistributed equity in net income of unconsolidated affiliates	(27)	(22)	(61)	(55)
Income from discontinued operations	—	—	—	(53)
Stock-based compensation	17	9	45	29
Restructuring and asset impairment charges	110	17	146	296
Cash payments for restructurings	(42)	(60)	(184)	(123)
Contributions to pension benefit plans	(40)	(84)	(320)	(363)
Increase in inventories	(74)	(221)	(226)	(358)
Increase in equipment on operating leases	(73)	(63)	(186)	(176)
Decrease in finance receivables	108	127	343	401
Decrease (increase) in accounts receivable and billed portion of finance receivables	9	(38)	(103)	(87)
Decrease (increase) in other current and long-term assets	28	(23)	57	76
Increase in accounts payable and accrued compensation	134	121	164	278
Net change in income tax assets and liabilities	(422)	27	(420)	(246)
Net change in derivative assets and liabilities	18	4	24	55
Increase (decrease) in other current and long-term liabilities	45	77	38	(30)
Other, net	13	39	22	(9)

Net cash provided by operating activities	530	162	897	789

Cash Flows from Investing Activities:
Purchases of short-term investments	(22)	(129)	(121)	(325)
Proceeds from sales of short-term investments	101	83	245	89
Cost of additions to land, buildings and equipment	(54)	(48)	(131)	(124)
Proceeds from sales of land, buildings and equipment	15	—	18	2
Cost of additions to internal use software	(21)	(15)	(52)	(41)
Proceeds from divestitures and investments, net	3	—	153	105
Acquisitions, net of cash acquired	(175)	—	(175)	(1)
Net change in escrow and other restricted investments	(42)	39	(64)	81

Net cash used in investing activities	(195)	(70)	(127)	(214)

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	28	36	102	321
Debt payments on secured financings	(288)	(560)	(1,393)	(1,512)
Net cash proceeds (payments) on other debt	495	(129)	1,286	(1,199)
Payments of liability to subsidiary trusts issuing preferred securities	—	—	(100)	—
Preferred stock dividends	(14)	(14)	(43)	(43)
Proceeds from issuances of common stock	21	8	49	32
Excess tax benefits from stock-based compensation	5	—	15	—
Payments to acquire treasury stock	(226)	—	(689)	—
Other	(2)	(1)	(5)	7

Net cash provided by (used in) financing activities	19	(660)	(778)	(2,394)

Effect of exchange rate changes on cash and cash equivalents	—	1	22	(54)

Increase (decrease) in cash and cash equivalents	354	(567)	14	(1,873)
Cash and cash equivalents at beginning of period	982	1,912	1,322	3,218

Cash and cash equivalents at end of period	$1,336	$1,345	$1,336	$1,345

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

Software: Software included within our equipment and services is generally considered incidental and is therefore accounted for as part of the equipment sales or services revenues. Software accessories sold in connection with our equipment sales as well as free-standing software revenues are accounted for in accordance with AICPA Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” In most cases, these software products are sold as part of multiple element arrangements and include software maintenance agreements for the delivery of technical service as well as unspecified upgrades or enhancements on a when-and-if-available basis. In those software accessory and free-standing software arrangements that include more than one element, we allocate the revenue among the elements based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based on the price charged when the deliverable is sold separately by the company on a regular basis and not as part of the multiple-element arrangement. Revenue allocated to software is normally recognized upon delivery while revenue allocated to the software maintenance element is recognized ratably over the term of the arrangement.

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

2-Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the start of our fiscal year beginning January 1, 2007. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 157 will have on our financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 requires the recognition of an asset or liability for the funded status of defined pension and other postretirement benefit plans. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a defined benefit pension plan, the benefit obligation is the projected benefit obligation or PBO; for any other defined benefit postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. The initial recognition of the funded status of our defined pension and other post retirement benefit plans as well as subsequent changes in our funded status will be reflected in comprehensive income. Expense recognition will not change from existing guidance, and will consist of periodic income statement charges from amounts within other comprehensive income. FAS 158 also prescribes enhanced disclosures, including current and long-term components of plan assets and liabilities, as well as anticipated affects on net income.

The funded status recognition and disclosure provisions of FAS 158 are effective as of our fiscal year ending December 31, 2006. Retrospective application of FAS 158 is not permitted. FAS 158 also requires the consistent measurement of plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position effective for the year ending December 31, 2008. Since several of our international plans currently have a September 30th measurement date, this standard will require us to change, in 2008, that measurement date to December 31st, the date of our fiscal year end. At this time, we do not anticipate early adoption of this requirement.

We are still in the process of evaluating the full impact of this standard. However, if we had adopted as of December 31, 2005 we estimate that the incremental after-tax impact of adopting FAS 158 would have been a decrease in total assets of $400, an increase in total liabilities of $1.0 billion and a decrease in total shareholders’ equity of $1.4 billion. The adoption of this standard is not expected to impact financial covenant compliance included in our debt agreements.

3-Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Accordingly, the results of prior periods have not been restated.

The effect of adopting FAS 123(R) on 2006 net income, both for the quarter and year-to-date, was immaterial. FAS 123(R) also requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows. Prior to the adoption of FAS 123(R), such excess tax benefits were presented as operating cash flows. Accordingly, $5 and $15 of excess tax benefits have been classified as a financing cash inflow for the three and nine months ended September 30, 2006, respectively, in the Condensed Consolidated Statements of Cash Flows. Such excess tax benefits amounted to $2 and $10 for the three and nine months ended September 30, 2005 and are included in operating cash flows.

Refer to Note 1-“Stock-Based Compensation” and Note 18-Common Stock in our 2005 Annual Report for further information regarding our adoption of FAS 123(R) and our stock-based compensation arrangements, including related disclosures required upon the adoption of FAS 123(R). Stock-based compensation expense for the three and nine months ended September 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock-based compensation expense, pre-tax	$17	$9	$45	$29
Stock-based compensation expense, net of tax	10	7	27	19

Prior to January 1, 2006, in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees,” we did not recognize compensation expense relating to employee stock options because the exercise price was equal to the market price at the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, our pro forma income and earnings per share for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income—as reported	$63	$696
Add: Stock-based employee compensation expense included in reported net income, net of tax	7	19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(25)	(58)

Net income—pro forma	$45	$657

Basic EPS—as reported	$0.05	$0.68
Basic EPS—pro forma	0.03	0.64
Diluted EPS—as reported	$0.05	$0.66
Diluted EPS—pro forma	0.03	0.63

4-Acquisitions

In July 2006, we acquired substantially all of the net assets of Amici LLC (“Amici”), a provider of electronic-discovery (e-discovery), services for $175 in cash, including transaction costs. Amici provides comprehensive litigation discovery management services, including the conversion, hosting and production of electronic and hardcopy documents. Amici also provides consulting and professional services to assist attorneys in the discovery process. The purchase agreement requires us to pay the sellers an additional $20 if certain performance targets are achieved by 2008. The operating results of Amici were not material to our financial statements and are included within our Other segment from the date of acquisition.

The table below presents the estimated purchase price allocation based upon third-party valuations and management estimates which have not been finalized. Accordingly, the allocation of purchase price is preliminary and revisions may be necessary, although not expected to be material. The Goodwill was assigned to our Other segment. The primary elements that generated the Goodwill are the value of synergies and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset.

(in millions)	Amortization Period in Years	Purchase Price Allocation
Net assets, less cash acquired		$2
Goodwill	N/A	136
Intangible assets:
Customer relationships	13	29
Software	5	8

Total purchase price		$175

Refer to Note 16-Subsequent Event for additional information regarding the October 2006 agreement to acquire XMPie.

5-Divestitures and Other Sales

In March 2006, Ridge Re, a wholly owned subsidiary included in our net investment in discontinued operations (within Other long-term assets), completed an agreement to transfer its obligations under its remaining reinsurance agreement, together with related investments held in trust, to another insurance company as part of a complete exit from this business. As a result of this transaction, the remaining investments held by Ridge Re were sold and the excess cash held by Ridge Re of $119, after the payment of its remaining liabilities, was distributed back to the Company as part of a plan of liquidation. This amount is presented within investing activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2006, remaining liabilities associated with our discontinued operations were $33.

6-Restructuring Programs

The restructuring and asset impairment charges in the Condensed Consolidated Statements of Income totaled $146 and $296 for the nine months ended September 30, 2006 and 2005, respectively. Information related to restructuring program activity during the nine months ended September 30, 2006 is outlined below (in millions).

Restructuring Activity	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(1)	Total
Ending Balance December 31, 2005	$217	$19	$—	$236

Restructuring Provision	147	18	5	170
Reversals of prior accruals	(23)	(1)	—	(24)

Net current year charges(2)	124	17	5	146

Charges against reserve and currency	(168)	(10)	(5)	(183)

Ending Balance September 30, 2006	$173	$26	$—	$199

(1)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision. Accordingly, no reserve is ever maintained for asset impairments.
(2)	Represents amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Charges against reserve	$(46)	$(62)	$(183)	$(136)
Asset impairments	4	1	5	5
Effects of foreign currency and other non-cash	—	1	(6)	8

Cash payments for restructurings	$(42)	$(60)	$(184)	$(123)

Beginning in the fourth quarter 2002, we have initiated a series of ongoing restructuring initiatives designed to leverage cost savings resulting from realized productivity improvements, realign and lower our overall cost structure and outsource certain internal functions. The initiatives primarily included severance actions and impacted all geographies and segments. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, we recognize severance costs when they are determined to be both probable and reasonably estimable. Otherwise, we accrue severance costs when incurred. During 2006, we provided an additional $170 for ongoing restructuring programs which consisted of $147 for severance and related costs, $18 for lease and contract terminations and $5 for asset impairments. The charges primarily relate to the elimination of approximately 1,500 positions across all geographies.

These charges were offset by net reversals of $24 primarily related to changes in estimates for severance costs from previously recorded actions and the redeployment of employees in North America and Europe.

The following tables summarize the total amount of costs expected to be incurred in connection with our ongoing restructuring programs and the cumulative amount incurred as of September 30, 2006:

Segment Reporting:

	Cumulative amount incurred as of December 31, 2005	Net amount incurred for the nine months ended September 30, 2006	Cumulative amount incurred as of September 30, 2006	Total expected to be incurred *
Production	$405	$55	$460	$473
Office	373	48	421	436
DMO	119	14	133	141
Other	146	29	175	190

Total Provisions	$1,043	$146	$1,189	$1,240

Major Cost Reporting:

	Cumulative amount incurred as of December 31, 2005	Amount incurred for the nine months ended September 30, 2006	Cumulative amount incurred as of September 30, 2006	Total expected to be incurred *
Severance and related costs	$917	$124	$1,041	$1,069
Lease cancellation and other costs	65	17	82	87
Asset impairments	61	5	66	84

Total provisions	$1,043	$146	$1,189	$1,240

*	The total amount of $1,240 represents the cumulative amount incurred through September 30, 2006 plus additional expected restructuring charges of $51 related to initiatives identified to date that have not yet been recognized in the Condensed Consolidated Financial Statements, as well as expected interest accretion on the reserve. In addition, restructuring charges of approximately $150 are expected to be recognized in the fourth quarter 2006 for initiatives that at this stage have not yet been finalized by management. Accordingly, the total expected fourth quarter charge is expected to be approximately $200 ($130 after-tax).

7-Inventories

Inventories consisted of the following (in millions):

	September 30, 2006	December 31, 2005
Finished goods	$1,163	$956
Work-in-process	76	99
Raw materials	158	146

Total Inventories	$1,397	$1,201

8-Common Shareholders’ Equity

Common shareholders’ equity consisted of (in millions):

	September 30, 2006	December 31, 2005
Common stock	$981	$945
Additional paid-in-capital	4,088	3,796
Treasury stock(1)	(225)	(203)
Retained earnings	3,988	3,021
Accumulated other comprehensive loss (2)	(871)	(1,240)

Total	$7,961	$6,319

(1)	The following is a summary for the nine months ended September 30, 2006 of the purchases of common stock made under our stock repurchase programs (shares in thousands):

	Total $1,500 Authorized Programs
Authorized Repurchase Programs	Shares	Amount
As of December 31, 2005	30,502	$433
Purchases	47,448	689

As of September 30, 2006	77,950	$1,122	*

Less cancellations	(62,602)	(897)

Treasury stock as of September 30, 2006	15,348	$225

*	Includes associated fees of $2.

On July 24, 2006, our Board of Directors authorized an additional Stock Repurchase Program covering the repurchase of up to $500 of our common stock, par value $1.00 per share, through the period ending July 31, 2007. The $500 is exclusive of fees and expenses. This is in addition to the two previous $500 Stock Repurchase Programs authorized by our Board of Directors in October 2005 and January 2006.

Subsequent to September 30, 2006, 1,042 shares were repurchased at an aggregate cost of $16 (including associated fees of less than $1). Additionally, in October 2006, 15,348 repurchased shares were cancelled upon the Board of Directors approval and were recorded as a reduction to both Common stock of $15 and Additional paid-in-capital of $210.

(2)	Accumulated other comprehensive loss at September 30, 2006 is composed of cumulative translation adjustments of $(667), a minimum pension liability of $(207), cash flow hedging gains of $2 and unrealized appreciation on securities of $1.

Comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$536	$63	$996	$696
Translation adjustments	57	(26)	350	(412)
Minimum pension liability, net of tax *	—	1	17	20
Unrealized gains (losses) on securities, net of tax	2	—	1	(2)
Unrealized gains (losses) on cash flow hedge, net of tax	—	—	1	(3)

Comprehensive income	$595	$38	$1,365	$299

*	The change of $17 in the minimum pension liability since December 31, 2005 includes $29 relating to our portion of a minimum pension liability reduction that was recorded by Fuji Xerox during the period and a $12 negative impact from currency.

Series C Mandatory Convertible Preferred Stock Automatic Conversion

In July 2006, 9.2 million shares of 6.25% Series C Mandatory Convertible Preferred Stock were converted at a rate of 8.1301 shares of our common stock, or 74.8 million common stock shares. The conversion occurred pursuant to the mandatory automatic conversion provisions set at original issuance of the Series C Preferred Stock. As a result of the automatic conversion, there are no remaining outstanding shares of our Series C Mandatory Convertible Preferred Stock. The issuance of Xerox shares upon automatic conversion had no impact on diluted earnings per share as they were previously included in our diluted EPS calculation in accordance with the “if converted” accounting methodology.

9-Interest Expense and Income

Interest expense and interest income for the three and nine months ended September 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest expense(1)	$138	$136	$404	$428
Interest income(2)	$226	$234	$681	$788

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Equipment financing interest is determined based on an estimated cost of funds, applied against the estimated level of debt required to support our net finance receivables. Prior to 2006, the estimated cost of funds was primarily based on our secured borrowing rates. As a result of the recent reduction in our level of secured borrowings, effective January 1, 2006 the estimated cost of funds is based on a blended rate for term and duration comparable to available borrowing rates for a BBB rated company, which are reviewed at the end of each period. This change in basis did not materially impact the calculated amount of Equipment finance interest expense and accordingly did not impact comparability between the periods. The estimated level of debt is based on an assumed 7 to 1 leverage ratio of debt/equity as compared to our average finance receivable balance during the applicable period.

10-Segment Reporting

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

The DMO segment includes our operations in Latin America, Central and Eastern Europe, the Middle East, India, Eurasia, Russia and Africa. This segment’s sales consist of office and production including a large proportion of office devices and printers which operate at speeds of 11-40 ppm. Management serves and evaluates these markets on an aggregate geographic basis, rather than on a product basis.

The segment classified as Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper), Small Office/Home Office (“SOHO”), Wide Format Systems, Xerox Technology Enterprises and value-added services, royalty and license revenues. Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the Production, Office and DMO segments, including non-financing interest as well as other items included in Other expenses, net.

Operating segment revenues and profitability for the three months ended September 30, 2006 and 2005 were as follows (in millions):

	Production	Office	DMO	Other	Total
2006
Total segment revenues	$1,088	$1,849	$478	$429	$3,844

Segment profit	$73	$183	$28	$15	$299

2005
Total segment revenues	$1,058	$1,848	$446	$407	$3,759

Segment profit	$73	$189	$18	$(14)	$266

Operating segment revenues and profitability for the nine months ended September 30, 2006 and 2005 were as follows:

	Production	Office	DMO	Other	Total
2006
Total segment revenues	$3,257	$5,580	$1,383	$1,296	$11,516

Segment profit	$228	$556	$79	$5	$868

2005
Total segment revenues	$3,255	$5,591	$1,298	$1,307	$11,451

Segment profit	$253	$554	$47	$161	$1,015

The following is a reconciliation to pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total Segment profit	$299	$266	$868	$1,015
Reconciling items:
Restructuring and asset impairment charges	(110)	(17)	(146)	(296)
Provision for litigation matters	(68)	(107)	(68)	(107)
Initial provision for WEEE Directive	—	(26)	—	(26)
Hurricane Katrina losses	2	(15)	7	(15)
Other expenses	(3)	(1)	(12)	(8)
Equity in net income of unconsolidated affiliates	(29)	(23)	(85)	(80)

Pre-tax income	$91	$77	$564	$483

11-Investment in Fuji Xerox

Our equity in net income of our unconsolidated affiliates for the three and nine months ended September 30, 2006 and 2005, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Fuji Xerox	$27	$22	$80	$75
Other investments	2	1	5	5

Total	$29	$23	$85	$80

Condensed financial data of Fuji Xerox for the three and nine months ended September 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Summary of Operations
Revenues	$2,493	$2,527	$7,458	$7,720
Cost and expenses	2,320	2,392	6,909	7,234

Income before income taxes	173	135	549	486
Income taxes	58	47	204	170
Minorities’ interests	2	1	4	8

Net income	$113	$87	$341	$308

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.

12-Debt

Senior Notes Offerings

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

In August 2006, we issued $500 aggregate principal amount of Senior Notes due 2017 (“2017 Senior Notes”) and $150 aggregate principal amount of floating rate Senior Notes due 2009 (“Floating 2009 Senior Notes”). The 2017 Senior Notes aggregate principal amount was issued at 99.392% of par, resulting in net proceeds of $492. Interest on the 2017 Senior Notes accrues at the rate of 6.75% per annum and is payable semiannually and, as a result of the discount, has a weighted average effective interest rate of 6.833%. The Floating 2009 Senior Notes aggregate principal amount was issued at 100% of par, resulting in net proceeds of $149. Interest on the Floating 2009 Senior Notes accrues at a rate per annum, reset quarterly, equal to three-month LIBOR plus 0.75% and is payable quarterly. In conjunction with the issuance of the 2017 Senior Notes and the Floating 2009 Senior Notes, debt issuance costs of $6 were deferred.

2006 Credit Facility

In April 2006, we entered into a $1.25 billion unsecured revolving credit facility including a $200 letter of credit subfacility (the “2006 Credit Facility” or “facility”). The facility allows us to increase from time to time, with willing lenders, the overall size of the 2006 Credit Facility to an aggregate amount not to exceed $2 billion. The facility is available, without sublimit, to certain of our qualifying subsidiaries. The facility replaces our 2003 Credit Facility that was terminated upon effectiveness of the 2006 Credit Facility. As of September 30, 2006, we had outstanding letters of credit of $15 and no borrowings under the 2006 Credit Facility. In conjunction with the 2006 Credit Facility, debt issuance costs of $5 were deferred.

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

Borrowings under the 2006 Credit Facility bear interest at LIBOR plus a spread that will vary between 0.32% and 1.20% depending on our then-current credit ratings. In addition, we are required to pay a facility fee on the aggregate amount of the revolving credit facility. As of September 30, 2006, there were no outstanding borrowings under the 2006 Credit Facility and the facility fee rate was 0.175%.

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

13-Employee Benefit Plans

Components of Net Periodic Benefit Cost (in millions):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$58	$57	$184	$173	$4	$6	$15	$17
Interest cost	128	124	379	376	25	23	72	68
Expected return on plan assets	(146)	(134)	(427)	(401)	—	—	—	—
Recognized net actuarial loss	26	24	76	74	3	8	16	24
Amortization of prior service cost	(5)	—	(12)	(1)	(7)	(6)	(11)	(18)
Recognized net transition (asset) obligation	(1)	—	—	1	—	—	—	—
Recognized settlement loss	31	10	64	45	—	—	—	—

Net periodic benefit cost	$91	$81	$264	$267	$25	$31	$92	$91

Employer Contributions

As of September 30, 2006 contributions of $320 and $76 were made to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $26 to our pension plans and $25 to our other post-retirement benefit plans in 2006 for a total of $346 for pension plans and $101 for other post-retirement benefit plans. We previously disclosed in our 2005 Annual Report that we expected to contribute $106 to our worldwide pension plans and $130 to our other post-retirement benefit plans in 2006. However, as also disclosed, the 2006 expected pension plan contributions did not include any planned contribution for our domestic tax-qualified plans pending a review of the 2006 actuarial valuations results when they became available. The increase in expected 2006 defined benefit pension plan contributions is primarily due to our election to contribute $226 to our U.S. plans in April 2006 following a review of the 2006 actuarial valuation results and giving consideration to our liquidity position. The $226 contribution to the U.S. plans was made for the purpose of making those plans 100% funded on an estimated current liability basis under ERISA funding rules using a corporate bond rate.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was enacted into law. While we are still evaluating the Act, at this time we do not expect it to have any significant effect on our current funding strategy for our U.S. pension plans, which is to be fully funded on a current liability basis.

Pension Benefit Obligation and Net Periodic Pension Benefit Cost

As disclosed in our 2005 Annual Report, at December 31, 2005 the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $10,302 and $9,248, respectively. During the first quarter 2006 we amended one of our domestic defined benefit pension plans. The amendment changed the process of calculating benefits for certain employees who retire from or leave the Company after 2012. The new process ensures that certain benefit enhancements are only provided to plan participants who qualify to receive them based on age and years of service at termination. The prior process for years after 2012 provided some plan participants with these benefit enhancements regardless of qualification. The amendment resulted in a net decrease of $173 in the PBO and a net decrease of $20 in the ABO. The amendment also decreased net periodic pension benefit cost by $10 and $22 for the three and nine months ended September 30, 2006 and is expected to decrease net periodic pension benefit cost by $31 for the full year 2006. However, pension expense may also be impacted by other factors, including but not limited to currency, contributions and settlements.

14-Contingencies

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

The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows.

The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. Following our assessment of a negative trend in recent settlements and a decision to change our legal strategy, we reassessed the probable estimated loss on these matters and, as a result, recorded an additional reserve of $68 in the third quarter 2006.

As of September 30, 2006, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $940, with the increase from December 31, 2005 primarily related to indexation and interest, and currency partially offset by the additional provision.

In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2006 we had $149 of escrow cash deposits for matters we are disputing and there are liens on certain of our Brazilian assets. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable of occurring.

General Tax Contingencies: We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may record incremental tax expense based upon the probable outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the probable outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. In the first quarter 2006, we recognized a tax benefit of $24 from the resolution of certain tax issues associated with our 1999-2003 Internal Revenue Service (“IRS”) audit which at the time had not yet been finalized. In the second quarter 2006, we recognized a tax benefit of $46 related to the favorable resolution of certain tax matters associated with the finalization of foreign tax audits. During the third quarter 2006, we received notice that the U.S. Joint Committee on Taxation had completed its review of our 1999-2003 IRS audit and as a result of that review our audit for those years had been finalized. Accordingly, we recorded an aggregate third quarter 2006 income tax benefit of $448 associated with the favorable resolution of certain tax matters from this audit. The recorded benefit will not result in a significant cash refund, but we expect it to increase tax credit carryforwards and reduce taxes otherwise potentially due.

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

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. Xerox and the individual defendants filed their opposition to that motion on June 28, 2005. On or about November 8, 2004, the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164 (“IBEW”) filed a motion to intervene as a named plaintiff and class representative. Separately, on June 8, 2005, IBEW and Robert W. Roten (“Roten”) moved to substitute as lead plaintiffs and proposed class representatives. On May 12, 2006, the court denied, without prejudice to refiling, plaintiffs’ motion for class certification, IBEW’s motion to intervene and serve as named plaintiff and class representative, and IBEW and Roten’s joint motion to substitute as lead plaintiffs and proposed class representatives. The court also ordered the parties to submit to it a notice to certain putative class members to inform them of the circumstances surrounding the withdrawal of several lead plaintiffs, and to advise them of the opportunity to express their desire to serve as a representative of the putative class. On July 25, 2006, the court so-ordered a form of notice, and plaintiffs thereafter distributed the notice. Some individuals have filed applications to be considered lead plaintiff. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced on January 18, 2005, MPI Technologies, Inc. and MPI Tech S.A. (collectively “MPI”) sought damages from Xerox Corporation and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement made as of March 15, 1994 between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. On September 9, 2005, the arbitration panel rendered its decision, holding in part that the Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. On December 12, 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest. We have accrued the amount of the $89 award, as well as $13 for pre- and post-judgment interest thereon. Xerox’s application for judicial review of the award, which seeks to have the award set aside in its entirety, was heard by the Ontario Superior Court in Toronto in June 2006. The court has not issued a decision on the application. Pending the determination of the application to set aside the award, Xerox has deposited into escrow funds ordered owing in the award as of the date the deposit was made. The parties have finalized an appropriate software escrow agreement. If necessary after the application is decided, the parties will appear before the Court to seek interpretation of the non-monetary portion of the award.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claims that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for up to $135 coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. However, $10 of the entire amount may be unavailable due to the liquidation of one of the other insurers. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. On December 19, 2003, the Company and individual defendants moved to dismiss the complaint. On November 10, 2004, the Court issued an opinion partially granting and partially denying the motions. Among other things, the Court granted the motions to dismiss all of the claims for rescission and denied plaintiff’s request to replead. The Court denied the Company’s and some of the individual defendants’ motions to dismiss certain claims that seek to limit coverage based on particular provisions in the policy and that at least in part related to settlement with the SEC. Plaintiff filed notices of appeal on January 10, 2005 and February 11, 2005. By order entered on January 3, 2006, the Appellate Division affirmed the portions of the Court’s November 10, 2004 decision which dismissed several of plaintiff’s claims and denied leave to replead. On February 2, 2006, plaintiff moved for reargument or for leave to appeal to the Court of Appeals. On May 30, 2006, the Appellate Division denied plaintiff’s motion. Separately, on February 22, 2005, the defendants filed a motion seeking dismissal of any remaining claims in light of Xerox’s representation that it will not seek coverage from plaintiff for settlement payments to the SEC. By order dated July 12, 2005, the Court denied the motion. On August 23, 2005, defendants moved for leave to reargue the February 22 motion and separately moved for leave to renew the December 19, 2003 motions. On April 10, 2006, the court issued an order granting those motions, dismissing one cause of action and partially dismissing the two other causes of action that were the subject of those motions. Subsequently, at a status conference on May 4, 2006, the parties appeared before the Court and discussed inconsistencies between the Court’s April 10, 2006 order and its November 10, 2004 decision. As a result, on May 5, 2006 the court executed an order, which was later rendered on July 27, 2006, withdrawing the April 10, 2006 order and substituting a new order which clarified and confirmed the dismissal of all claims asserted in the original complaint. On August 31, 2006, plaintiff filed a notice of appeal (to the Appellate Division) of the May 5, 2006 order. In addition, on September 5, 2006, plaintiff served a motion to the Court of Appeals seeking leave to appeal directly to that court from the May 5, 2006 order, and seeking review of the Appellate Division’s January 3, 2006 order. This motion has been fully briefed. The Court of Appeals has not issued a decision. Plaintiff had earlier filed an amended complaint on February 27, 2006, naming all defendants named in the original complaint and adding four causes of action against Xerox only, as well as a demand for unspecified monetary relief. On May 11, 2006, Xerox served its motion to dismiss the amended complaint and for sanctions. On August 2, 2006, the Court granted Xerox’s motion to dismiss and for sanctions. All claims asserted by National Union now have been dismissed. In accordance with the Court’s instructions during the August 2, 2006 oral argument, Xerox submitted an affidavit, sworn to on August 16, 2006, specifying the precise amount of fees and sanctions requested by Xerox. On September 11, 2006, National Union submitted an opposition to Xerox’s specific request for fees and sanctions and requested a hearing before the Court. The Court has not scheduled a hearing on the fees issues, nor has it issued a decision.

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

Tesseron, Ltd. v. Xerox Corporation: On October 28, 2004, an action was commenced by Tesseron, Ltd., in the United States District Court for the Northern District of Ohio against Xerox seeking unspecified damages for alleged infringement of seven U.S. patents. Tesseron asserts that its patents cover Xerox’s variable imaging software sold with Xerox’s production printing systems. Xerox filed an answer on January 28, 2005 and denies any wrongdoing. With the assistance of the Court, the parties reached an agreement to settle this matter for an amount not material to Xerox, and which includes Xerox obtaining a license to all of the patents that are the subject of this litigation and related patents held by Tesseron. The settlement agreement was executed by both parties on August 4, 2006, payment was made and the Court dismissed the action.

Derivative Litigation Brought on Behalf of the Company:

Miller, et al. v. Allaire, et al.: Following the voluntary dismissal without prejudice of In re Xerox Derivative Actions in the Supreme Court of the State of New York, County of New York, the plaintiffs purportedly brought a substantially similar putative shareholder derivative action in Connecticut Superior Court, Judicial District of Stamford-Norwalk at Stamford in the name of and for the benefit of the Company, which was named as a nominal defendant, and its public shareholders against several current and former members of the Board of Directors including William F. Buehler, B.R. Inman, Antonia Ax:son Johnson, Vernon E. Jordan, Jr., Yotaro Kobayashi, Hilmar Kopper, Ralph Larsen, George J. Mitchell, N.J. Nicholas, Jr., John E. Pepper, Patricia Russo, Martha Seger, Thomas C. Theobald, Paul Allaire, G. Richard Thoman, Anne Mulcahy and Barry Romeril, and KPMG LLP. This action was based on substantially the same allegations and sought substantially the same relief as the discontinued action. The complaint alleged that each of the director defendants breached their fiduciary duties to the Company and its shareholders by, among other things, ignoring indications of a lack of oversight at the Company and the existence of flawed business and accounting practices within the Company’s Mexican and other operations; failing to have in place sufficient controls and procedures to monitor the Company’s accounting practices; knowingly and recklessly disseminating and permitting to be disseminated, misleading information to shareholders and the investing public; and permitting the Company to engage in improper accounting practices. The plaintiffs further alleged that each of the director defendants breached his/her duties of due care and diligence in the management and administration of the Company’s affairs and grossly mismanaged or aided and abetted the gross mismanagement of the Company and its assets. The complaint also asserted claims of negligence, negligent misrepresentation, breach of contract and breach of fiduciary duty against KPMG. Additionally, plaintiffs claimed that KPMG is liable to Xerox for contribution, based on KPMG’s share of the responsibility for any injuries or damages for which Xerox may be held liable to plaintiffs in related pending securities class action litigation. On behalf of the Company, the plaintiffs sought a judgment declaring that the director defendants violated and/or aided and abetted the breach of their fiduciary duties to the Company and its shareholders; awarding the Company unspecified compensatory damages against the director defendants, individually and severally, together with pre-judgment and post-judgment interest at the maximum rate allowable by law; awarding the Company punitive damages against the director defendants; awarding the Company compensatory damages against KPMG; and awarding plaintiffs the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. Plaintiffs also demanded injunctive relief from the indemnification of six former officers for disgorgements imposed pursuant to their respective settlements with the SEC and related legal fees. On November 23, 2005, the Xerox defendants filed a motion to dismiss and a separate motion for partial summary judgment. On May 24, 2006, the Court issued a decision denying the Xerox defendants’ motion for partial summary judgment but granting all defendants’ motions to dismiss the complaint. On June 13, 2006, plaintiffs served and filed a motion seeking to reargue the Court’s May 24, 2006 decision granting defendants’ motions to dismiss, but withdrew the motion on September 11, 2006. Plaintiffs’ time to appeal has expired. Defendants have not received notice that an appeal was filed. Separately, on or about June 9, 2006, plaintiffs purported to serve a new copy of the Third Consolidated and Amended Complaint from the previously dismissed action, captioned In re Xerox Derivative Actions, that had been pending in the Supreme Court of the State of New York. On June 28, 2006, the Xerox defendants rejected and returned plaintiffs’ delivery of this complaint as untimely. The individual defendants deny any wrongdoing.

Pall v. KPMG, et al.: On May 13, 2003, a shareholder commenced a derivative action in the United States District Court for the District of Connecticut against KPMG and four of its current or former partners. The Company was named as a nominal defendant. The plaintiff had filed an earlier derivative action against certain current and former members of the Xerox Board of Directors and KPMG. That action, captioned Pall v. Buehler, et al., was dismissed for lack of jurisdiction. Plaintiff purports to bring this current action derivatively on behalf and for the benefit of the Company seeking damages allegedly caused to the Company by KPMG and the named individual defendants. The plaintiff asserts claims for contribution under the securities laws, negligence, negligent misrepresentation, breach of contract, breach of fiduciary duty and indemnification. The plaintiff seeks unspecified compensatory damages (together with pre-judgment and post-judgment interest), a declaratory judgment that defendants violated and/or aided and abetted the breach of fiduciary and professional duties to the Company, an award of punitive damages for the Company against the defendants, plus the costs and disbursements of the action. On November 7, 2003, the Company filed a limited motion to dismiss the complaint on jurisdictional grounds and reserved its right to seek dismissal on other grounds, if the court denies the initial motion. KPMG and the individual defendants also filed limited motions to dismiss on the same grounds. On September 29, 2006, the Court issued an order granting the motions and dismissing all claims. The court entered judgment in favor of the defendants on October 10, 2006. Plaintiff’s time to appeal has not expired.

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

committed unfair trading practices arising from the events described in the DCA investigator’s Report. Following a hearing on August 29, 2006, the MRTP Commission ordered a process with deadlines between Xerox Modicorp Ltd. and the investigating officer for provision of relevant documents to Xerox Modicorp Ltd., after which Xerox Modicorp Ltd. will have four weeks to file its reply. The MRTP Commission has scheduled a new hearing for framing of the issues on January 9, 2007. Our Indian subsidiary plans to contest the Notice of Enquiry and has been fully cooperating with the authorities.

In March 2005, following the completion of a share buy-back program that increased our controlling ownership interest in our Indian subsidiary to approximately 89% from approximately 86% at year-end 2004, we changed the name of our Indian subsidiary to Xerox India Ltd.

New York State School District Contracts: A local New York State school district has raised questions regarding the enforceability of their contracts, which may have implications for contracts with similar customers. We have reviewed this matter internally and have worked with the appropriate state agencies in an effort to bring it to a satisfactory resolution. We have received state agency approval for a proposed resolution and are in the process of implementing that resolution with the school district that raised these questions as well as other affected customers. Until this resolution is fully implemented, it is not possible to estimate the amount of loss, if any, or range of possible loss that might result from this matter.

15-Earnings per Share

The following tables summarize basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic Earnings per Share:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$536	$71	$996	$651
Accrued dividends on Series C Mandatory Convertible Preferred Stock	—	(14)	(29)	(43)

Adjusted income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$536	$57	$967	$608
Income from discontinued operations, net	—	—	—	53
Cumulative effect of change in accounting principle, net	—	(8)	—	(8)

Adjusted net income available to common shareholders	$536	$49	$967	$653

Weighted Average Common Shares Outstanding	974,737	961,553	938,690	960,249
Basic Earnings per Share
Earnings from continuing operations	$0.55	$0.06	$1.03	$0.63
Earnings from discontinued operations	—	—	—	0.06
Loss from cumulative effect of change in accounting principle	—	(0.01)	—	(0.01)

Basic Earnings per Share	$0.55	$0.05	$1.03	$0.68

Diluted Earnings per Share:
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$536	$71	$996	$651
Accrued dividends on Series C Mandatory Convertible Preferred Stock	—	(14)	—	—
Interest on Convertible Securities, net	—	—	1	1

Adjusted income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$536	$57	$997	$652
Income from discontinuing operations, net	—	—	—	53
Cumulative effect of change in accounting principle, net	—	(8)	—	(8)

Adjusted net income available to common shareholders	$536	$49	$997	$697

Weighted Average Common Shares Outstanding	974,737	961,553	938,690	960,249
Common shares issuable with respect to:
Stock options	8,585	9,352	8,499	10,764
Restricted stock and performance shares	4,115	1,647	3,499	616
Series C Mandatory Convertible Preferred Stock	—	—	49,865	74,797
Convertible securities	1,992	—	1,992	1,992

Adjusted Weighted Average Common Shares Outstanding	989,429	972,552	1,002,545	1,048,418

Diluted Earnings per Share
Earnings from continuing operations	$0.54	$0.06	$0.99	$0.62
Earnings from discontinued operations	—	—	—	0.05
Loss from cumulative effect of change in accounting principle	—	(0.01)	—	(0.01)

Diluted Earnings per Share	$0.54	$0.05	$0.99	$0.66

16-Subsequent Event

On October 3, 2006, we agreed to acquire the stock of XMPie, Inc. (“XMPie”), a provider of variable information software, for $54 in cash, including transaction costs. XMPie’s software enables printers and marketers to create and print personalized and customized marketing materials to help improve response rates. We have an existing relationship with XMPie, as its largest reseller, and its software is primarily sold together with our Production systems including the iGen3. The operating results of XMPie are not material to our financial statements, and will be included within our Production segment from the date of acquisition. The purchase price is expected to be primarily allocated to intangible assets and goodwill and will be based on third-party valuations and management estimates which have not yet been finalized. The acquisition of XMPie is expected to close in the fourth quarter 2006, and is subject to receipt of regulatory approvals and customary closing conditions.

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

To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. dollars on revenue and expense growth. We refer to this analysis as “currency impact” or “the impact from currency.” This includes translating the most recent financial results of operations using foreign currency of the earliest period presented. Revenues and expenses from our Developing Markets Operations (“DMO”) are analyzed at actual exchange rates for all periods presented, since these countries generally have volatile currency and inflationary environments, and our operations in these countries have historically implemented pricing actions to recover the impact of inflation and devaluation. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.

Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Equipment sales	$1,012	$1,018	$3,068	$3,113
Post sale and other revenue	2,624	2,525	7,816	7,674
Finance income	208	216	632	664

Total Revenues	$3,844	$3,759	$11,516	$11,451

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,736	$1,721	$5,284	$5,242
Less: Supplies, paper and other sales	(724)	(703)	(2,216)	(2,129)

Equipment sales	$1,012	$1,018	$3,068	$3,113

Service, outsourcing and rentals	$1,900	$1,822	$5,600	$5,545
Add: Supplies, paper and other sales	724	703	2,216	2,129

Post sale and other revenue	$2,624	$2,525	$7,816	$7,674

Third quarter 2006 total revenues grew by 2% compared to the third quarter 2005. Currency impact had a 1% positive impact on total revenues for the quarter. Total revenues included the following:

•	1% decline in equipment sales, including a benefit from currency of 1-percentage point, and primarily reflected revenue declines in black and white products and color printers which were offset by growth from office multifunction color and production color products as well as growth in DMO.

•	4% increase in post sale and other revenue, including benefits from currency of 2-percentage points, primarily reflected growth in global services, color products, paper and DMO, which more than offset declines in light lens products.

•	16% growth in color revenue. Color revenue of $1,379 million comprised 36% of total revenue in the third quarter 2006 compared to 32% in the third quarter 2005.

•	4% decline in finance income, including a benefit from currency of 1-percentage point, and reflected lower finance receivables.

Total revenues for the nine months ended September 30, 2006 increased by 1% from the prior year comparable period. There was no impact from currency across all components of total revenues for the nine months ended September 30, 2006. Total revenues included the following:

•	1% decline in equipment sales, primarily reflecting revenue declines in Office and Production black and white products, which were partially offset by revenue growth from color products and growth in DMO.

•	2% growth in post sale and other revenue, primarily reflecting growth in digital color products and DMO, offset by declines in light lens, licensing revenue, and digital black and white Production products.

•	14% growth in color revenue. Color revenue of $3,957 million comprised 34% of total revenue for the nine months ended September 30, 2006 compared to 30% for the nine months ended September 30, 2005.

•	5% decline in Finance income, reflecting lower finance receivables.

Third quarter 2006 net income was $536 million, or $0.54 per diluted share, and included the following items:

•	$448 million income tax benefit from the favorable resolution of certain tax matters related to the finalization of the 1999-2003 Internal Revenue Service (“IRS”) audit.

•	$72 million after-tax ($110 million pre-tax) charge related to restructuring.

•	$68 million (pre-tax and after-tax) for litigation matters related to probable losses on previously disclosed Brazilian labor-related contingencies.

Third quarter 2005 net income was $63 million, or $0.05 per diluted share, and included the following items:

•	$79 million after-tax ($107 million pre-tax) charge for litigation matters related to the MPI arbitration panel decision and probable losses for other legal matters.

•	$18 million after-tax ($26 million pre-tax) charge related to the European Union Waste Directive.

•	$11 million after-tax ($17 million pre-tax) charge related to restructuring.

•	$9 million after-tax ($15 million pre-tax) charge for losses sustained in connection with Hurricane Katrina.

•	$8 million after-tax ($12 million pre-tax) charge for a change in accounting principle related to accounting for conditional asset retirement obligations.

Net income for the nine months ended September 30, 2006 was $996 million, or $0.99 per diluted share, and included the following items:

•	$472 million income tax benefit ($24 million in first quarter 2006) related to the favorable resolution of certain tax matters from the 1999-2003 IRS audit, which was finalized in the third quarter.

•	$46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits.

•	$97 million after-tax ($146 million pre-tax) charge related to restructuring.

•	$68 million (pre-tax and after-tax) for litigation matters related to probable losses on previously disclosed Brazilian labor-related contingencies.

•	$9 million after-tax ($13 million pre-tax) charge from the write-off of the remaining unamortized deferred debt issuance costs as a result of the termination of our 2003 Credit Facility.

Net income for the nine months ended September 30, 2005 was $696 million, or $0.66 per diluted share, and included the following items:

•	$343 million after-tax benefit related to the finalization of the 1996-1998 IRS audit.

•	$58 million after-tax ($93 million pre-tax) gain from the sale of our equity interest in Integic Corporation (“Integic”).

•	$196 million after-tax ($296 million pre-tax) charge related to restructuring.

•	$79 million after-tax ($107 million pre-tax) charge for litigation matters related to the MPI arbitration panel decision and probable losses for other legal matters.

•	$18 million after-tax ($26 million pre-tax) charge related to the European Union Waste Directive.

•	$9 million after-tax ($15 million pre-tax) charge for losses sustained in connection with Hurricane Katrina.

•	$8 million after-tax ($12 million pre-tax) charge for a change in accounting principle related to accounting for conditional asset retirement obligations.

Operations Review

Revenues for the three and nine months ended September 30, 2006 and 2005 were as follows:

(in millions)	Production	Office	DMO	Other	Total
Three months ended September 30, 2006
Equipment sales	$285	$555	$143	$29	$1,012
Post sale and other revenue	723	1,172	333	396	2,624
Finance income	80	122	2	4	208

Total Revenues	$1,088	$1,849	$478	$429	$3,844

Three months ended September 30, 2005
Equipment sales	$282	$566	$134	$36	$1,018
Post sale and other revenue	693	1,155	310	367	2,525
Finance income	83	127	2	4	216

Total Revenues	$1,058	$1,848	$446	$407	$3,759

(in millions)	Production	Office	DMO	Other	Total
Nine months ended September 30, 2006
Equipment sales	$874	$1,683	$409	$102	$3,068
Post sale and other revenue	2,140	3,524	968	1,184	7,816
Finance income	243	373	6	10	632

Total Revenues	$3,257	$5,580	$1,383	$1,296	$11,516

Nine months ended September 30, 2005
Equipment sales	$890	$1,725	$384	$114	$3,113
Post sale and other revenue	2,109	3,475	907	1,183	7,674
Finance income	256	391	7	10	664

Total Revenues	$3,255	$5,591	$1,298	$1,307	$11,451

Equipment sales reflect the results of our technology investments and the associated product launches as more than two-thirds of third quarter 2006 equipment sales were generated from products launched in the past 24 months.

In the third quarter 2006 equipment sales of $1,012 million declined 1% from the third quarter 2005 reflecting:

•	Currency benefit of 1-percentage point.

•	Growth in DMO from increased installs of production and office devices.

•	Strong install activity in entry production color and office multifunction color products, which was offset by overall price declines between 5% and 10% and a decline in installs of high-volume black and white production systems.

•	Growth in color equipment sales of 17%. The pace of color equipment sales growth was impacted by lower OEM color printer sales. Color sales represented approximately 48% of total equipment sales in the third quarter 2006 versus 41% in the third quarter 2005.

For the nine month period ended September 30, 2006 equipment sales of $3,068 million declined 1% from the comparable period in 2005 reflecting:

•	Declines in revenue from Office and Production black and white equipment partially offset by growth in color products and DMO.

•	Strong install activity in Production and Office products, particularly in light production, entry production color, and office multifunction color products, which was offset by overall price declines between 5% and 10%.

•	Growth in color equipment sales of 11%. The pace of color equipment sales growth was impacted by lower OEM color printer sales. Color sales represented approximately 45% of total equipment sales in the nine months ended September 30, 2006 versus 40% in the comparable prior period.

Production: Production equipment sales for the three months ended September 30, 2006 increased 1% including a benefit from currency of 2-percentage points, reflecting strong color install activity partially offset by price declines. Production equipment sales for the nine months ended September 30, 2006 declined 2%, due to price declines, partially offset by strong color install activity. Production equipment sales were impacted by increases in production product installs for the three and nine months ended September 30, 2006 of 20% and 29%, respectively. Production system install activity for the three and nine months ended September 30, 2006, included the following:

•	107% and 99% growth in installs of production color products largely driven by strong DocuColor® 240/250 activity, DocuColor 5000 and in DocuColor 7000/8000 as well as an increase in iGen3® installs.

•	6% decline and 3% growth in installs of production black and white systems. This included 5% and 19% growth in installs of black and white light production systems, reflecting continued success of the 4110 light production system. Partially offsetting these increases were 23% and 16% declines in installs of high-end black and white systems primarily in mid-volume systems.

Office: Office equipment sales for the three months ended September 30, 2006 declined 2%, including benefits from currency of 2-percentage points. Price declines were partially offset by mix in office black and white products as well as install growth in office color multifunction products. Office equipment sales for the nine months ended September 30, 2006 declined 2%. Price declines in the nine month period ended September 30, 2006 more than offset the impact of install growth in Segments 3-5 and office color multifunction products. Office product install activity for the three and nine months ended September 30, 2006, included the following:

•	46% and 34% install growth in office color multifunction systems.

•	10% and 7% install growth in black and white digital copiers and multifunction devices, with an increased proportion installed under operating lease contracts that are recognized in post sale revenue. Install growth was driven by 19% and 18% growth in Segments 3-5 devices (31-90 ppm) and 7% and 4% growth in Segment 1-2 devices (11-30 ppm).

•	6% and 2% decline in color printers as compared to 191% and 175% growth in the comparable 2005 periods. The decline reflects lower OEM and branded sales as 2005 growth was primarily the result of increased OEM sales which have leveled in 2006.

DMO: DMO equipment sales consist of office and production products, including a large proportion of sales of Segment 1&2 office devices and printers. Equipment sales for the three and nine months ended September 30, 2006 increased 7% from prior year comparable periods, reflecting strong sales of Segment 1&2 devices, as well as install growth in light production black and white and production color systems.

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

Third quarter 2006 post sale and other revenues of $2,624 million increased 4% compared to the third quarter 2005 reflecting:

•	Currency benefit of 2-percentage points.

•	5% growth in digital office and digital production products and 7% growth in DMO, which were partially offset by a 37% decline in analog light lens products.

•	16% growth in color post sale and other revenue. Color represented 31% of post sale and other revenue in the third quarter 2006 versus 28% in the third quarter 2005.

•	Approximately 10% of total pages were printed on color devices.

For the nine month period ended September 30, 2006, post sale and other revenue of $7,816 million increased 2% from the prior year comparable period, as growth in office and production digital products and DMO offset declines in light lens products. Supplies, paper and other sales for the nine month period ended September 30, 2006 increased 4%.

Within post sale and other revenue, service, outsourcing, and rental revenue of $1,900 million and $5,600 million for the three and nine months ended September 30, 2006 increased 4% and 1% from prior year comparable periods, primarily due to global services growth. Supplies, paper and other sales of $724 million and $2,216 million for the three and nine months ended September 30, 2006 grew 3% and 4% from prior year comparable periods, primarily due to increased paper sales.

Production: Production post sale and other revenue for the three and nine months ended September 30, 2006 increased 4% and 1%, respectively from prior year comparable periods primarily reflecting growth in color products which was partially offset by declines in revenue from high-end black and white digital products and older light lens technology.

Office: Office post sale and other revenue for the three and nine months ended September 30, 2006 grew 1% from prior year comparable periods, and reflected growth in revenue from color multifunction products and from color printers was partially offset by digital black and white light lens technology. Currency impact had a 1-percentage point benefit for the three months ended September 30, 2006.

DMO: DMO post sale and other revenue for the three and nine months ended September 30, 2006 grew 7% from prior year comparable periods, driven primarily by growth in revenue from supplies, color products and services.

Other: Post sale and other revenue for the three months ended September 30, 2006 increased 8% from the prior year comparable period, primarily driven by increased paper sales and value-added services. Post sale and other revenue for the nine months ended September 30, 2006 was flat compared to prior year period. Paper comprised approximately two-thirds of 2006 Other segment post sale and other revenue.

Segment Operating Profit

Total segment operating profit for the three and nine months ended September 30, 2006 of $299 million and $868 million increased by $33 million and decreased $147 million from prior year comparable periods. The third quarter 2006 segment operating margin increased 0.7-percentage points from the prior year comparable period. 2006 segment operating margin for the nine months ended September 30, 2006 decreased 1.4-percentage points from the prior year comparable period. See Note 10 – Segment Reporting in the Condensed Consolidated Financial Statements, for further discussion on our reportable segment operating revenues and segment operating profit.

Production: Production operating profit for the three and nine months ended September 30, 2006 of $73 million and $228 million remained unchanged and declined $25 million from prior year comparable periods. Operating profit margin declined 0.2-percentage points and 0.8-percentage points from prior year comparable periods, reflecting:

•	Reduced gross margins impacted by price declines and product mix.

•	SAG increased slightly as bad debt expenses increases were only partially offset by improvements in G&A.

•	R,D&E as a percent of revenue decreased year-over-year as we captured the benefits from our platform strategy to launch new technology and related to lower spending associated with environmental compliance activities.

Office: Office operating profit for the three and nine months ended September 30, 2006 of $183 million and $556 million decreased $6 million and increased $2 million from prior year comparable periods. Operating profit margin decreased 0.3-percentage points and increased 0.1-percentage points from prior year comparable periods. Operating profit margin decline for the three months ended September 30, 2006 reflected lower gross profit partially offset by lower expenses.

DMO: DMO operating profit for the three and nine months ended September 30, 2006 of $28 million and $79 million increased $10 million and $32 million from prior year comparable periods. Operating profit margin increased 1.9-percentage points and 2.1-percentage points from prior year comparable periods, reflecting higher gross profit, lower SAG expenses, including improvement in bad debt expenses.

Other: Other operating profit for the three and nine months ended September 30, 2006 of $15 million and $5 million improved $29 million and declined $156 million from prior year comparable periods, reflecting the following quarter and year-to-date effects, respectively:

•	Increased paper profit due to increased sales as well as reduced SAG expenses primarily from organizational streamlining (third quarter 2006).

•	Absence of a $93 million gain related to the sale of Integic, which was recognized in the first quarter 2005, and $57 million interest income benefit, that occurred in the second quarter 2005, from the finalization of the 1996-1998 Internal Revenue Service tax audit.

•	Additional $13 million pre-tax write-off of the remaining unamortized deferred debt issuance costs associated with the termination of our 2003 Credit Facility that occurred in the 2006 second quarter.

•	Lower interest income of $1 million and $19 million, respectively, for the three and nine months ended September 30, 2006.

•	Non-financing interest expense increase of $8 million and a decline of $1 million, respectively, for the three and nine months ended September 30, 2006.

Key Ratios and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross Margin
Sales	34.2%	35.6%	35.3%	36.6%
Service, outsourcing and rentals	43.0	44.2	42.7	43.0
Finance income	63.9	62.5	64.1	62.3
Total	40.2	41.3	40.5	41.2
R,D&E % Revenue	6.0	6.4	5.9	6.2
SAG % Revenue	25.6%	26.9%	25.9%	26.8%

Third quarter 2006 total gross margin decreased 1.1-percentage points compared to third quarter 2005 as cost improvements were more than offset by the combination of price declines and mix of approximately 2-percentage points. Price declines are largely equipment-related and mix reflects a higher proportion of revenue from lower margin businesses including paper, DMO and global services. Gross margin of 40.5% for the nine months ended September 30, 2006 decreased by 0.7-percentage points from the prior year comparable period as the combination of product mix and price declines of 2.2-percentage points more than offset productivity improvements and other variances of 1.5-percentage points.

Third quarter 2006 sales gross margin declined 1.4-percentage points as the combination of price declines and mix of approximately 2-percentage points more than offset the impact of cost improvements. Price declines were equipment-related and largely resulted from actions taken on office black and white multifunction products. Sales gross margin of 35.3% for the nine months ended September 30, 2006 decreased 1.3-percentage points from the prior year comparable period as the combination of product mix and price declines of 2.2-percentage points more than offset productivity improvements and other variances of 0.9-percentage points.

Third quarter 2006 service, outsourcing and rentals margin declined 1.2-percentage points, as cost and productivity improvements were more than offset by the impact of an increase in upfront costs associated with global services contracts. Service, outsourcing and rentals margin of 42.7% for the nine months ended September 30, 2006 decreased 0.3-percentage point from the prior year comparable period as the combination of product mix and price declines of 2.4-percentage points more than offset the impact of productivity improvements and other variances of 2.1-percentage points.

Research, development and engineering (“R,D&E”) of $230 million and $685 million for the three and nine months ended September 30, 2006 was $12 million and $24 million lower from prior year comparable periods. Research and development (“R&D”) was $192 million and $557 million for the three and nine months ended September 30, 2006 decreased $4 million and $10 million from prior year comparable periods. These period over period comparisons reflect lower expenditures in the Production segment as a result of recent product launches, and cost efficiencies that we captured from our platform development strategy. Sustaining engineering costs of $38 million and $128 million for the three and nine months ended September 30, 2006 decreased by $8 million and $14 million from prior year comparable periods, was primarily in the Production segment and reflected lower spending related to environmental compliance activities and maturing product platforms. We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D remains strategically coordinated with that of Fuji Xerox.

Selling, administrative and general (“SAG”) expenses of $985 million for the three months ended September 30, 2006, were $26 million lower than the prior year comparable period, including a $17 million negative impact from currency. The decrease in SAG expenses reflected the following:

•	$29 million reduction in selling expenses compared to third quarter 2005 included savings from lower incentives and commissions and from cost improvements due to organizational streamlining.

•	$7 million reduction in general and administrative (“G&A”) expenses.

•	$30 million in bad debt expense was $10 million higher than third quarter 2005. The increase is largely the result of the third quarter 2005 reduction in expense, due to recoveries and adjustments to the reserves, to reflect the improvement in write-offs and aging. This favorable trend in write-offs, receivables aging and collections continues to be reflected in our current year bad debt expense.

SAG expenses of $2,988 million for the nine months ended September 30, 2006, were $78 million lower than the prior year comparable period. The decrease in SAG expenses reflected the following:

•	$39 million reduction in general and administrative (“G&A”) expenses, reflecting continued expense management initiatives and the benefits from restructuring actions.

•	$56 million net reduction in selling expenses primarily resulting from cost improvements due to organizational streamlining and the absence of a one-time special compensation payment related to the 2005 annual merit increase process.

•	Bad debt expense of $71 million for the nine months ended September 30, 2006 was $17 million higher than the prior year comparable period. This level of bad debt expenses continues to reflect the favorable trend in write-offs, receivables aging and collections realized in prior quarters.

For the three and nine months ended September 30, 2006, we recorded restructuring and asset impairment charges of $110 million and $146 million. Our overall actions are primarily related to the headcount reductions of approximately 1,500 employees, respectively, across all geographies and segments. The eliminated positions are across all organizations and we expect prospective annual savings associated with these actions to be approximately $170 million, with over half of the savings expected to be in gross margin and the rest in SAG and R,D&E. We also expect additional charges of approximately $200 million ($130 million after-tax) in the fourth quarter 2006 for potential actions that are still being evaluated. The actions associated with these charges primarily include the following: technical service; service infrastructure and global back-office optimization; continued R&D efficiencies and productivity improvements; supply-chain optimization to ensure, for example, alignment to our global two-tier model implementation; and selected off-shoring opportunities.

Worldwide employment of approximately 54,900 declined approximately 300 from December 31, 2005, reflecting activity from on-going restructuring programs, and hiring in strategic business areas, as well as, the hiring of former contract employees in certain Latin American subsidiaries. The third quarter 2006 also included the addition of the Amici LLC personnel who became Xerox employees upon acquisition completion in July.

Other expenses, net for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Non-financing interest expense	$63	$55	$177	$178
Interest income	(18)	(18)	(49)	(124)
(Gain) loss on sales of businesses and assets	(11)	2	(23)	(100)
Currency losses, net	7	—	31	10
Amortization of intangible assets	10	10	30	29
Legal matters	69	107	82	106
All other expenses, net	8	50	30	61

Total	$128	$206	$278	$160

Non-financing interest expense of $63 million for the three months ended September 30, 2006, was $8 million higher than the prior year comparable period. The increase is primarily due to higher interest rates, partially offset by lower average debt balances. Non-financing interest expense of $177 million for the nine months ended September 30, 2006 was $1 million lower than the prior year comparable period.

Interest income of $18 million and $49 million for the three and nine months ended September 30, 2006, respectively, was flat and $75 million lower than prior year comparable periods. The decline for the nine months ended September 30, 2006 primarily reflected:

•	Absence of $57 million of interest income associated with the 2005 second quarter settlement of the 1996-1998 IRS audit.

•	$19 million of lower interest income ($1 million in third quarter of 2006) on invested cash due to lower average cash balances, which was partially offset by higher rates of return.

Gain on sales of businesses and assets for the three and nine months ended September 30, 2006, primarily consisted of the following:

•	$11 million third quarter 2006 gain on the sale of a manufacturing facility.

•	$10 million second quarter 2006 gain from the receipt from escrow of additional proceeds related to our first quarter 2005 sale of Integic. The proceeds were placed in escrow upon the sale of Integic pending completion of an indemnification period, which ended in May 2006.

The gains on sales of businesses and assets for the three and nine months ended September 2005 primarily consisted of the $93 million gains related to the March 2005 sale of Integic.

We incurred currency losses of $7 million in the third quarter 2006, reflecting the following primary impacts:

•	Losses related to the mark-to-market of derivative contracts, due to the strengthening Euro and Sterling, which are economically hedging the cost of anticipated foreign currency denominated inventory purchases and other payments in Europe.

•	Losses related to the mark-to-market of derivative contracts, due to the weakening Japanese Yen, economically hedging the cost of anticipated foreign currency denominated inventory purchases in the United States.

We incurred currency losses of $31 million and $10 million for the nine months ended September 30, 2006 and 2005, primarily related to losses on the mark-to-market of derivative contracts that economically hedge the cost of future foreign currency denominated inventory purchases predominantly in Europe.

Legal matters of $69 million and $82 million for the three and nine months ended September 30, 2006, primarily reflected the following:

•	$68 million in the third quarter 2006 for additional probable losses on previously disclosed Brazilian labor-related contingencies – see Note 14 – Contingencies within the Condensed Consolidated Financial Statements for additional details.

•	$22 million in the first and second quarters of 2006 associated with probable losses from various other legal matters partially offset by $12 million of proceeds from the second quarter 2006 Palm litigation matter. The remaining proceeds from the Palm litigation matter of $10.5 million are associated with a license and are recorded in Sales as licensing revenue.

Legal matters of $107 million and $106 million for the three and nine months ended September 30, 2005, primarily reflected the following 2005 third quarter items:

•	$89 million related to the MPI arbitration panel ruling.

•	$18 million related to other legal matters and the interest expense associated with the MPI matter.

All other expenses, net of $8 million and $30 million for the three and nine months ended September 30, 2006, decreased $42 million and $31 million, due to the absence of the following 2005 items:

•	$15 million for losses sustained from Hurricane Katrina related to property damage and impaired receivables.

•	$26 million charge related to the European Union Waste Directive.

The above were partially offset by a $13 million pre-tax write-off in the second quarter 2006 for the remaining unamortized deferred debt issuance costs associated with the termination of our 2003 Credit Facility.

Income tax (benefits) expenses were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Pre-tax income	$91	$77	$564	$483
Income tax (benefits) expenses	(416)	29	(347)	(88)
Effective tax rate	(457.1)%	37.7%	(61.5)%	(18.2)%

The 2006 third quarter effective tax rate of (457.1%) was lower than the U.S. statutory rate of 35% primarily reflecting:

•	Tax benefits of $448 million associated with the finalization of the 1999-2003 IRS audit. See Note 14-Contingencies in the Condensed Consolidated Financial Statements for additional details.

•	Tax benefit of $11 million as a result of a tax treaty change.

•	The geographical mix of income before taxes and related tax rates in those jurisdictions.

•	These benefits were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances.

The 2005 third quarter effective tax rate of 37.7% was higher than the U.S. statutory tax rate of 35% primarily reflecting:

•	Losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances.

•	The geographical mix of income before taxes and the related tax rates in those jurisdictions.

•	These impacts were partially offset by favorable audit and other tax return adjustments realized in the current quarter.

The 2006 year-to-date effective tax rate of (61.5%) was lower than the U.S. statutory rate primarily due to:

•	Tax benefits of $519 million from the resolution of tax issues associated with domestic and foreign tax audits.

•	Tax benefits of $14 million as a result of tax law changes in foreign jurisdictions and tax treaty changes.

•	$11 million from the reversal of a valuation allowance on deferred tax assets associated with foreign net operating loss carryforwards.

•	The geographical mix of income and related effective tax rates in those jurisdictions.

•	These benefits were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances.

The 2005 year-to-date third quarter effective tax rate of (18.2%) was lower than the U.S. statutory tax rate primarily due to:

•	Tax benefits of $253 million, associated with the finalization of the 1996-1998 IRS audit in the second quarter.

•	Tax benefit of $33 million from the reversal of a valuation allowance on deferred tax assets associated with foreign net operating loss carryforwards. This reversal followed a re-evaluation of their future realization resulting from the refinancing of a foreign operation.

•	These impacts were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances and the geographical mix of income and the related tax rates in those jurisdictions.

Our effective tax rate will change based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions as well as available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events (such as audit settlements) that may not be predictable. We anticipate that our effective tax rate for the fourth quarter will approximate 31%, excluding the effect of any future discrete events, and we expect our full year tax rate to be approximately (19%).

Equity in net income of unconsolidated affiliates of $29 million and $85 million for the three and nine months ended September 30, 2006 increased $6 million and $5 million, respectively from the prior year comparable period primarily due to our 25% share of Fuji Xerox’s increasing net income.

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

Our results of operations for the three and nine months ended September 30, 2006 included stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock-based compensation expense, pre-tax	$17	$9	$45	$29
Stock-based compensation expense, net of tax	10	7	27	19

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

Capital Resources and Liquidity

Cash Flow Analysis

The following summarizes our cash flows for the nine months ended September 30, 2006 and 2005 as reported in our Condensed Consolidated Statement of Cash Flows in the accompanying Condensed Consolidated Financial Statements:

	Nine Months Ended September 30,
(in millions)	2006	2005	Amount Change
Net Cash provided by operating activities	$897	$789	$108
Net Cash used in investing activities	(127)	(214)	87
Net Cash used in financing activities	(778)	(2,394)	1,616
Effect of exchange rate changes on cash and cash equivalents	22	(54)	76

Increase (decrease) in cash and cash equivalents	14	(1,873)	1,887
Cash and cash equivalents at beginning of period	1,322	3,218	(1,896)

Cash and cash equivalents at end of period	$1,336	$1,345	$(9)

Cash, cash equivalents and Short-term investments reported in our Condensed Consolidated Financial Statements were as follows:

	2006	2005
Cash and cash equivalents	$1,336	$1,322
Short-term investments	120	244

Total Cash, cash equivalents and Short-term investments	$1,456	$1,566

Net cash provided by operating activities of $897 million for the nine months ended September 30, 2006 increased $108 million from the prior year comparable period. The changes in operating cash flows included the following:

•	$122 million increase resulting from lower growth in inventory and equipment on operating leases.

•	$43 million increase due to lower contributions to pension benefit plans.

•	$58 million decrease due to higher new finance receivables activity.

•	$16 million decrease due to higher accounts receivable resulting from increased revenue and timing of billings.

Net cash used in investing activities of $127 million for the nine months ended September 30, 2006 decreased $87 million from the prior year comparable period. The changes in investing cash flows included the following:

•	$360 million decrease due to an increase in net proceeds from short-term investments. This reflected net cash outflows of $236 million for the nine months ended September 30, 2005 as compared to net cash inflows of $124 million for the same period in 2006.

•	$48 million decrease due to higher proceeds from divestitures and investments. 2006 reflects a $119 million distribution related to the sale of investments held by Ridge Re; a $21 million distribution from the liquidation of our investment in Xerox Capital LLC and $10 million in proceeds from the sale of Integic released from escrow. 2005 reflects $96 million of proceeds from the sale of Integic.

•	$174 million increase due to payments related to the acquisition of Amici LLC in third quarter 2006.

•	$145 million increase as a result of higher escrow and other restricted cash balances. This was due primarily to a $103 million escrow deposit in first quarter 2006 related to the MPI litigation as well as decreases in restricted cash in 2005 associated with our secured borrowing programs as the result of lower balances.

Net cash used in financing activities of $778 million for the nine months ended September 30, 2006 decreased $1,616 million from the prior year comparable period. The changes in financing cash flows included the following:

•	$2,485 million lower usage primarily resulting from the 2005 net repayments on term and other unsecured debt, of $1,199 million, as contrast to 2016 Senior Notes borrowing of $700 million in March 2006, 2017 Senior Notes borrowing of $500 million in August 2006, 2009 Senior Notes borrowing of $150 million in August 2006 and other net repayments of $64 million.

•	$689 million used in connection with the company’s share repurchase program payments.

•	$100 million higher net repayments on secured borrowings.

•	$100 million payment for our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares in February 2006.

The following table provides total finance assets as of September 30, 2006:

(in millions)	Finance Receivables, Net	Secured Debt
Finance Receivables Encumbered by Loans(1) :
GE secured loans:
GE Loans – U.S.	$1,153	$984
GE Loans – U.K.	642	616
GE Loans – Canada	153	111

Total GE encumbered finance receivables, net	1,948	1,711
Merrill Lynch Loan—France	478	400
DLL-Netherlands	202	168

Total encumbered finance receivables, net	$2,628	$2,279

Unencumbered finance receivables, net	5,029

Total Finance Receivables, net(2)	$7,657
Equipment on operating leases, net	455

Total Finance Assets, net(3)	$8,112

(1)	Encumbered finance receivables represent the book value of finance receivables that secure each of the indicated loans.
(2)	Includes (i) billed portion of finance receivables, net (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in the Condensed Consolidated Balance Sheets as of September 30, 2006.
(3)	Includes (i) finance receivables, net and (ii) equipment on operating leases, net to reflect the total assets associated with our lease or finance business. Management expects to leverage or fund these assets at a 7 to 1 debt-to-equity ratio.

As of September 30, 2006, 34% of total finance receivables were encumbered as compared to 44% at December 31, 2005. In addition to the above, as of September 30, 2006, we had no outstanding debt under our trade receivables $400 million revolving credit facility with GE expiring in 2007.

Our debt maturities for the remainder of 2006 and 2007 by quarter, 2008, 2009 and 2010 by year and thereafter are as follows:

	Unsecured Debt	Debt Secured by Finance Receivables	Other Secured Debt	Total Debt
Fourth Quarter	$43	$219	$3	$265

2006	43	219	3	265
First Quarter	8	181	3	192
Second Quarter	257	166	3	426
Third Quarter	1	612	3	616
Fourth Quarter	—	222	2	224

2007	266	1,181	11	1,458
2008	4	719	7	730
2009	1,046	111	6	1,163
2010	687	44	3	734
Thereafter	3,013	5	35	3,053

Total	$5,059	$2,279	$65	$7,403

At September 30, 2006, approximately 32% of total debt was secured by finance receivables and other assets compared to 49% at December 31, 2005. Consistent with our objective to rebalance the ratio of secured and unsecured debt, we expect payments on secured loans will continue to exceed proceeds from new secured loans for the balance of 2006 and expect secured debt to be approximately 30% of total debt by the end of 2006.

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

Our current credit ratings as of September 30, 2006 were as follows:

	Senior Unsecured Debt	Outlook	Comments

Moody’s (1)	Ba1	Positive	The Moody’s rating was upgraded from Ba2 in September 2006. The outlook remains positive since being upgraded in September 2005.

S&P (2)	BB+	Stable	The S&P rating was upgraded from BB- and the outlook was revised from positive to stable in March 2006.

Fitch (3)	BBB-	Stable	The Fitch rating was upgraded from BB+ in August 2006.

(1)	In September 2006, Moody’s announced the implementation of its new Probability-of-Default (“PD”) and Loss-Given-Default (“LGD”) rating methodology, which resulted in upgrades for the Xerox Unsecured rating from Ba2 to Ba1, Trust Preferred rating from Ba3 to Ba2 and Preferred share rating from B1 to Ba2. Moody’s holds a corporate family rating of Ba1, which was last updated in August 2004. In September 2005, Moody’s changed its Outlook from Stable to Positive. Additionally Moody’s assigned Xerox a short term speculative grade liquidity rating at SGL-1, which was initiated in December 2003.
(2)	In March 2006, S&P upgraded the Senior Unsecured and Corporate Credit rating from BB- to BB+, a two notch upgrade. At the same time, S&P revised its outlook from Positive to Stable on all associated ratings, affirmed the short-term speculative-grade rating at B-1 and upgraded the ratings on Subordinated debt from B to BB- and Preferred Stock from B- to B+. As a result of the rating change, S&P removed Xerox from Credit Watch in March 2006.
(3)	In August 2006, Fitch upgraded its debt ratings and assigned a stable outlook on Xerox. Fitch had upgraded the senior unsecured debt of Xerox from BB+ to BBB- and also upgraded the Trust Preferred securities from BB- to BB, both one notch upgrades. In March 2006, Fitch affirmed its ratings and positive outlook on Xerox in conjunction with its 2016 Senior Notes offering. Fitch had upgraded the senior unsecured debt of Xerox from BB to BB+, and also upgraded the Trust Preferred securities from B+ to BB-, both one notch upgrades in August 2005.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. Even though as of September 30, 2006, our current Moody’s and S&P credit ratings still remain below investment grade, we expect our management strategies will return the company to investment grade in the future.

Recently Issued Senior Notes

Refer to Note 12-Debt in the Condensed Consolidated Financial Statements for additional information regarding the 2016 Senior Notes, 2017 Senior Notes and Floating 2009 Senior Notes.

Acquisitions

Refer to Note 4-Acquisitions and Note 16-Subsequent Event in the Condensed Consolidated Financial Statements for additional information regarding our year-to-date 2006 acquisition activities.

Swap Termination

In first quarter 2006, we terminated interest rate swaps with a notional value of $400 million and a fair value of $8 million, including accrued interest of less than $1. The terminated swaps were previously designated and accounted for as fair value hedges against the Senior Notes due in 2010 and 2013. Accordingly, the corresponding $8 million fair value adjustment to the Senior Notes is being amortized to interest expense over the remaining term of the notes.

Ridge Re Commutation

In first quarter 2006, Ridge Re, a wholly owned subsidiary included in our net investment in discontinued operations (within Other long-term assets), completed an agreement to transfer its obligations under its remaining reinsurance agreement, together with related investments held in trust, to another insurance company as part of a complete exit from this business. Refer to Note 5-Divestitures and Other Sales in the Condensed Consolidated Financial Statements for further information.

Summary—Financial Flexibility and Liquidity:

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by our finance receivables portfolios. As of September 30, 2006, total cash, cash equivalents and short-term investments was $1.5 billion and our borrowing capacity under our 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and $15 million letters of credit that have been utilized. We also have funding available through various secured borrowing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating cash flow and capital expenditure requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative and other material contracts at September 30, 2006 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 40 of this Quarterly Report on Form 10-Q is hereby incorporated by reference.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2005 Annual Report and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. The Risk Factors remain applicable from our 2005 Annual Report and June 30, 2006 Quarterly Report with the exception of the following change:

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, funding from third parties, access to capital markets, securitizations and borrowings secured by our finance receivables portfolios. As of September 30, 2006, total cash, cash equivalents and short-term investments was $1.5 billion, and our borrowing capacity under our 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and $15 million of letters of credit that have been utilized. We also have funding available through various secured borrowing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur and to satisfy all scheduled debt maturities for at least the next twelve months; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2006 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2006 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any time. As of September 30, 2006, $1.7 billion was outstanding under the Loan Agreement, including similar loan agreements with GE in the U.K. and Canada. These agreements incorporate the financial maintenance covenants contained in the 2006 Credit Facility and contain other affirmative and negative covenants.

At September 30, 2006, we were in full compliance with the covenants and other provisions of the 2006 Credit Facility, the senior notes and the Loan Agreement and, expect to remain in full compliance for at least the next twelve months. Any failure to be in compliance with any material provision or covenant of the 2006 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2006 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sale of Unregistered Securities During Quarter Ended September 30, 2006

During the quarter ended September 30, 2006, registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on July 14, 2006: Registrant issued 38,016 deferred stock units (“DSU”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The DSUs were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Hilmar Kopper, Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Ann N. Reese and Mary Agnes Wilderotter.

(c)	The DSUs were issued at a deemed purchase price of $13.56 per DSU (aggregate price $515,497), based upon the market value of our Common Stock on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b) Issuer Purchases of Equity Securities during the Quarter ended September 30, 2006

Repurchases of Xerox Common Stock, par value $1.00 per Share

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs(2)
July 1 through 31	982,900	$13.5210	982,900	$592,047,273
August 1 through 31	7,284,300	14.4348	7,284,300	486,900,076
September 1 through 30	7,080,468	$15.0503	7,080,468	$380,336,585

Total	15,347,668		15,347,668

(1)	Exclusive of fees and costs.
(2)	On January 24, 2006, our Board of Directors authorized a Stock Repurchase Program covering the repurchase of up to $500 million of our common stock, par value $1.00 per share, through the period ending December 31, 2006. The $500 million is exclusive of fees and expenses. On July 24, 2006, our Board of Directors authorized another Stock Repurchase Program covering the repurchase of up to $500 million of our common stock, par value $1.00 per share, through the period ending July 31, 2007. The $500 million is exclusive of fees and expenses. The repurchases under these two programs may be made on the open market or through negotiated transactions. We expect to repurchase stock primarily through open-market purchases. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Item 5. Other Information

Renewal of Rule 10b5-1 Plans

Registrant has been advised on October 27, 2006 that Anne M. Mulcahy, its Chairman and Chief Executive Officer, and Ursula M. Burns, Senior Vice President and President, Business Group Operations, have each entered into a pre-arranged plan with the Smith Barney Division of Citigroup Global Markets Inc. to sell a small portion of their respective equity holdings in Registrant. These plans were adopted in compliance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under her plan, Mulcahy will sell up to 257,577 shares of Registrant’s common stock in 2007. These shares will be acquired through the exercise of employee stock options granted in 2001 and represent about 5% of the total shares and options of Registrant that she owns. Under her plan, Burns will sell up to 280,400 shares of Registrant’s common stock acquired through the exercise of stock options granted in 2003. Her planned sales will also occur in 2007 and represent about 30% of the total shares and options of Registrant that she owns.

Both Mulcahy and Burns entered into similar plans in 2005, which are scheduled to expire by their terms by the end of 2006. Mulcahy and Burns elected to participate in the planned selling program for diversification and tax planning purposes. Including direct purchases of common stock, their stock ownership level of Registrant’s common stock is in excess of Registrant’s mandatory equity holding requirements. Transactions by Mulcahy and Burns under their Rule 10b5-1 plans will be publicly disclosed with the SEC through Form 4 filings.

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(ii) By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10(b)(3) Amendment No. 1 to Registrant’s 1991 Long-Term Incentive Plan.

Exhibit 10(d)(1) Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors, as amended through October 12, 2006.

Exhibit 10(e)(11) Amendment No. 1 to the Restatement of Registrant’s 2004 Performance Incentive Plan.

Exhibit 10(g)(4) Amendment No. 4 to the 2004 Restatement of the Registrant’s Unfunded Supplemental Executive Retirement Plan.

Exhibit 10(j)(2) Amendment No. 3 to Registrant’s Universal Life Plan.

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

XEROX CORPORATION (Registrant)

Date: October 27, 2006	By:	/s/ GARY R. KABURECK
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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(ii) By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

Exhibit 10(b)(3) Amendment No. 1 to Registrant’s 1991 Long-Term Incentive Plan.

Exhibit 10(d)(1) Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors, as amended through October 12, 2006.

Exhibit 10(e)(11) Amendment No. 1 to the Restatement of Registrant’s 2004 Performance Incentive Plan.

Exhibit 10(g)(4) Amendment No. 4 to the 2004 Restatement of the Registrant’s Unfunded Supplemental Executive Retirement Plan.

Exhibit 10(j)(2) Amendment No. 3 to Registrant’s Universal Life Plan.

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