Form 10-K
period 2006-12-31
XEROX CORP
filed 2007-02-16
CIK 108772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes:  ☐    No:  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2006 was: $12,566,538,733.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2007
Common Stock, $1 par value	948,573,044 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Corporation 2006 Annual Report to Shareholders	I & II
Xerox Corporation Notice of 2007 Annual Meeting of Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

References in this section to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its subsidiaries unless the context specifically states or implies otherwise.

The document industry is transitioning to digital systems, to color, and to an increased reliance on electronic documents. More and more, businesses are creating and storing documents digitally and using the Internet to exchange electronic documents. We believe these trends play to the strengths of our product and service offerings and represent opportunities for future growth in the $117 billion market we serve.

In our core markets of Production and Office, we are well-placed to grow by leading the transition to color and by reaching new customers with our broadened offerings and expanded distribution channels. Within these markets, the fastest growing segment is color, which we estimate is a $21 billion opportunity. At the same time, we continue to compete to capture growth opportunities within the black-and-white segment of our core markets, which we estimate is a $58 billion market.

We are expanding our core markets with Document Management Services, which is the combination of managed services and value-added services. We have organized our Document Management Services around three offerings: 1. Xerox Office Services, where we help our customers reduce costs and improve productivity by optimizing their global print infrastructure through analyzing the most efficient ways to create and share documents in the office; 2. Document Outsourcing and Communication Services, which focuses on optimizing the production environment as well as operating in-house production centers; and 3. Business Process Services, where we show our customers how to use digital workflow and develop online document repositories.

Our products include high-end printing and publishing systems; digital multifunctional devices (“MFDs”) which can print, copy, scan and fax; digital copiers; laser and solid ink printers; fax machines; document-management software; and supplies such as toner, paper and ink. We provide software and workflow solutions with which businesses can easily and affordably print books, create personalized documents for their customers, and scan and route digital information. We are creating new market opportunities with digital printing as a complement to traditional offset printing, which we refer to as the Eligible Offset market. Within the Eligible Offset market we offer leading digital technology, led by our market-making Xerox iGen3® technology, which meets the increasing demand for short-run, customized and quick-turnaround offset quality printing.

Our business model is an annuity model, based on increasing equipment installations and Document Management Services in order to increase the number of machines in the field (“MIF”) that will produce pages and generate post sale and financing revenue. Seventy-two percent of our 2006 total revenue was post sale and financing revenue that includes equipment maintenance and consumable supplies, among other elements. We sell the majority of our equipment through sales-type leases that we record as equipment sale revenue. Equipment sales represented 28% of our 2006 total revenue.

We expect this large, recurring post sale revenue stream to be approximately three times the equipment sale revenue over the life of a lease. Thus, the number of equipment installations is a key indicator of post sale and financing revenue trends. The mix of color pages is another significant indicator of post sale revenue trends because color pages use more consumables per page than black-and-white. In addition, market development, particularly within the Eligible Offset market, is key to increasing pages and we have leading tools and resources to develop this large market opportunity.

Acquisitions

To further our business goals, we made two acquisitions in 2006. We completed the purchase of Amici LLC, (“Amici”), a provider of electronic-discovery (“e-discovery”) services, primarily supporting litigation and regulatory compliance. E-discovery is the identification, filtering, production, and storage of relevant data from paper or electronic documents, such as e-mail, text files, memos, databases, presentations and spreadsheets. Amici, now branded Xerox Litigation Services, provides comprehensive litigation discovery management services, including the conversion, hosting and production of electronic and hard copy documents. They also provide consulting and professional services to assist attorneys in the discovery process.

We also purchased XMPie, Inc. (“XMPie”) to further strengthen our position in the growing market for personalized communications and cross-media marketing campaigns involving digital printing, e-mail and customized websites. XMPie helps graphic designers, marketing companies and print providers develop creative, customized marketing programs. XMPie provides software for variable data publishing ranging from the desktop to servers, from print to multi-channel campaigns, from personalized images to personalized booklets, and from out-of-the-box solutions to a platform for creating custom solutions that fit unique business, integration and workflow requirements.

Segment Information

Our reportable segments are Production, Office, Developing Markets Operations (“DMO”), and Other. We present operating segment financial information in Note 2 – Segment Reporting to the Consolidated Financial Statements, which we incorporate by reference here. We have a very broad and diverse base of customers, both geographically and demographically, ranging from small and medium businesses to graphic communications companies, governmental entities, educational institutions and large (Fortune 1000) corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Production

We provide high-end digital monochrome and color systems designed for customers in the graphic communications industry and for large enterprises. These high-end devices enable digital on-demand printing, digital full-color printing, and enterprise printing. We are the only manufacturer in the market that offers a complete family of monochrome production systems from 65 to 180 pages per minute and color production systems from 40 to 110 pages per minute (“ppm”). In addition, we offer a variety of pre-press and post-press options and the industry’s broadest set of workflow software.

With our Freeflow™ digital workflow collection our customers can improve everything from content creation and management to production and fulfillment. Our digital technology, combined with total document solutions and services that enable personalization and printing on demand, delivers value that improves our customers’ business results.

Our 2006 Production Goals

Our 2006 goals for our Production segment were to continue strengthening our leadership position in monochrome and color and to build on the power of digital printing in the Eligible Offset market. Our “New Business of Printing®” strategy complements the traditional offset market with digital printing and workflow capabilities, which include the introduction of innovative production systems and development of applications and solutions to expand our leadership position and focus on the higher growth applications and digital color opportunities. Here are the accomplishments that enabled us to reach our 2006 goals.

Our 2006 Production Accomplishments

We continued to build on our unmatched product breadth, world class market and business development tools and integrated end-to-end applications.

–

Xerox iGen3 90: We expanded our offerings within the color print on-demand market with the April launch of our iGen3 90 Digital Press, a 90 ppm full-color production system with improved productivity, image quality, personalization and running cost.

–

Xerox DocuColor® 5000: In June, we launched the DocuColor 5000 Digital Press, a 50 ppm full-color production system, which provides excellent print resolution, color reproduction, and reliability for a wide range of applications.

–

Xerox 4590 EPS and 4110® EPS: In April, we expanded our presence in light production with the launch of our 4590 and 4110 Enterprise Printing Systems, two robust digital production monochrome systems at 90 ppm and 110 ppm, respectively.

–

Xerox DocuTech® Highlight Color 180 Publishing System: In October, we launched our DocuTech Highlight Color 180 Publishing System for print on-demand applications. This system prints both black-and-white, as well as highlight color, at the rated speed of 180 ppm.

–

Highlight Custom Blended Color Program: In October, we announced additional standard colors for a total of eight. We also expanded the range of colors with Custom Colors, enabling customers to match their company logos for brand identity applications.

–

Applications: We continued to increase installations of our flagship Digital Color Production Presses. In addition to the launch of the iGen3 90, in June we launched Auto Image Enhancement Software, which intelligently adjusts images to improve photo submission problems. We followed this with an October announcement of another release that improves photo rendering, color profiling and color checking. In October, we also introduced a series of solutions that included workflow and marketing support to enable such applications as teacher edition books, photo memory books and greeting cards. In July, we launched FreeFlow Web Services 5.0, which makes it simpler for our customers to procure, print, access or order documents. We continued to build our marketplace leading Profit Accelerator Program, which helps customers get the most from their digital technology investments. We offer over 50 tools for graphic communication and in-plant environments to help our customers increase and improve their digital business.

–

XMPie Acquisition: In November, we acquired XMPie, a leading provider of variable information software with which users can create cross media, personalized marketing programs. With this acquisition we can provide complete, measurable solutions for multi-media marketing campaigns.

–

Xerox Nuvera™ 288 Digital Perfecting System: In October at Graph Expo, we demonstrated a tandem engine architecture Xerox Nuvera 288 Digital Perfecting System. This high-end, cut sheet printer will be the fastest on the market at 288 ppm. The quality, productivity, and ability to run two engines in parallel, as well as run one engine while the other is idle, is the result of a unique tandem architecture developed by Xerox research and engineering. This product will be available in 2007.

Office

Our Office segment serves global, national, and small to medium-size commercial customers as well as government, education and other public sector customers. Office systems and services, which include monochrome devices at speeds up to 90 ppm and color devices up to 50 ppm, include our family of CopyCentre®, WorkCentre® and WorkCentre® Pro digital multifunction systems; DocuColor printer/copiers; color laser, LED (light emitting diode), solid ink and monochrome laser desktop printers; digital copiers; light-lens copiers and facsimile products. We have transitioned to digital by joining our laser and solid ink MFDs to powerful scanning technology, which enables our customers to maximize their document workflow. We offer a range of solutions including the Office Document Assessment, in which we analyze a business’ workflow and document needs, and then we identify the most efficient, productive mix of office equipment and software for that business, helping to reduce the customer’s document-related costs.

Our 2006 Office Goals

Our 2006 Office goals were to drive the transition to color in the office and to build on our 2005 product launches, to extend our reach in the market and increase our capture of pages. Our objective was to complement our broadened product line with expanded distribution capacity to increase our population of systems, building the foundation for future post sale revenue growth. Here are the accomplishments that enabled us to reach our 2006 goals.

Our 2006 Office Accomplishments

We continued to drive color by making it more affordable, easier to use, faster and more reliable. Our color-capable laser devices provide an attractive entry point into color. Our patented solid ink technology offers unmatched ease of use, vibrant color image quality and economic color run costs.

–

Phaser™ 7760: With the May introduction of the Phaser 7760, we further strengthened our position in the graphics art segment. A 35 ppm color printer, the Phaser 7760, delivers the color output and media handling and finishing options required by this market segment.

–	WorkCentre 7132: In May, we introduced the WorkCentre 7132, an eight ppm (32 ppm black-and-white) color-capable multi-function printer.

–

WorkCentre 7128/7135/7145: In May, we introduced the restriction on the use of hazardous substances (“ROHS”) compliant product family in Europe. Offering 28, 35 or 45 ppm, these color-capable MFDs expand our reach into a rapidly growing market segment.

–

WorkCentre 7655/7665: In May, we introduced the WorkCentre 7655 and 7665 color capable MFDs, offering color pages at 40 and 50 ppm, respectively, along with superior image quality, excellent productivity, extensive media handling and professional in-line finishing capabilities.

We also extended our black-and-white MFD series, broadening our already extensive product line.

–	WorkCentre 4118: Introduced in June, the 4118 is designed for small workgroups and has the strongest set of features that we offer on a low-end, black-and-white desktop MFD.

–

WorkCentre 4150: With the introduction in September of this 50 ppm A4 monochrome MFD, we entered a new, rapidly growing market segment, offering an economical alternative to large enterprises interested in replacing their printer fleet.

–	WorkCentre 4590: Introduced in January, the 4590, which runs at 90 ppm, rounds out the high-end of our office monochrome fleet.

–

Extensible Interface Platform: In October, we introduced our Extensible Interface Platform (“EIP”) with a configurable user interface. With EIP, customers can access document-related software applications on a Xerox MFD user interface, improving workflow and productivity.

DMO

DMO includes the marketing, sales and servicing of Xerox products, supplies, and services in Latin America, Brazil, the Middle East, India, Eurasia and Central-Eastern Europe and Africa. In countries with developing economies, DMO manages the Xerox business through operating companies, subsidiaries, joint ventures, product distributors, affiliates, concessionaires, value-added resellers and dealers. Our two-tiered distribution model has proven very successful in the high-growth geographies of Russia and Central-Eastern Europe, and in 2006 we completed implementing this business model throughout the remainder of DMO. We manage our DMO operations separately as a segment because of the political and economic volatility, and the unique nature of its markets. Our 2006 DMO goals included revenue growth, a continued focus on improving the entire cost base and providing a foundation for profitable growth.

Other

Our Other segment primarily includes revenue from paper sales, value-added services and wide-format systems.

We sell cut-sheet paper to our customers for use in their document processing products. The market for cut-sheet paper is highly competitive and revenues are significantly affected by pricing. Our strategy is to charge a premium over mill wholesale prices, which is adequate to cover our costs and the value we add as a distributor, as well as to provide unique products that enhance the “New Business of Printing” and color output.

An increasingly important part of our offering is value-added services, which uses our document industry knowledge and experience. Our value-added services deliver solutions that optimize our customers’ document output and infrastructure costs while streamlining, simplifying, and digitizing their document-intensive business processes. In July, we acquired Amici, officially launching the Xerox Litigation Services line of electronic discovery (“e-discovery”) and records management services. E-discovery is the identification, filtering, production and storage of relevant data from paper or electronic documents, like e-mail, text files, memos, databases, presentations and spreadsheets. Often our value-added services solutions lead to larger managed services contracts, including our equipment, supplies, service, and labor. We report the revenue from managed services contracts in the Production, Office, or DMO segments. In 2006, the combined value-added services and managed services revenue, including equipment, totaled $3.5 billion.

We offer document processing products and devices in our wide-format systems business designed to reproduce large engineering and architectural drawings up to three feet by four feet in size.

Revenue

We sell most of our products and services under bundled lease arrangements, in which our customers pay a monthly amount for the equipment, maintenance, services, supplies and financing over the course of the lease agreement. These arrangements are beneficial to our customers and us since, in addition to customers receiving a bundled offering, these arrangements allow us to maintain the customer relationship for future sales of equipment and services.

Research and Development

Investment in R&D is critical for competitiveness in Xerox’s fast paced markets where more than two-thirds of our equipment sales are from products launched during the past two years.

We are required, for accounting purposes, to analyze these arrangements to determine whether the equipment component meets certain accounting requirements so that the equipment should be recorded as a sale at lease inception, that is, a sales-type lease. Under a sales-type lease we are required to allocate a portion of the monthly minimum payments attributable to the fair value of the equipment to equipment sales. We allocate the remaining portion of the monthly minimum payments to the various remaining elements based on fair value – service, maintenance, supplies and financing – that we generally recognize over the term of the lease agreement, and that we report as “post sale and other revenue” and “finance income” revenue. In those arrangements that do not qualify as sales-type leases, which have increased as a result of our services-led strategy, we recognize the entire monthly payment over the term of the lease agreement, whether rental or operating lease, and report it in “post sale and other revenue.” Our accounting policies for revenue recognition for leases and bundled arrangements are included in Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements in our 2006 Annual Report.

Xerox’s R&D drives innovation and customer value by:

–	Creating new differentiated products and services.
–	Enabling cost competitiveness through disruptive products and services.
–	Enabling new ways to serve customers.
–	Creating new business opportunities to drive future growth by reaching out to new customers.

To ensure our success, we have aligned our R&D investment portfolio with our strategic planks: leading the color transition, enabling the “New Business of Printing”, and enhancing customer value through services. 2006 R&D spending focused primarily on the development of high-end business applications to drive the “New Business of Printing”, on extending our color capabilities, and on lower-cost platforms and customer productivity enablers that drive the digitization of the office. The Xerox iGen3, an advanced next-generation digital printing press that produces photographic-quality prints indistinguishable from offset, and Xerox’s proprietary Solid Ink technology for the office are examples of the type of breakthrough technology we developed and that we expect will drive future growth. We include in our R,D&E expenses our sustaining engineering expenses, which are the hardware engineering and software development costs we incur after we launch a product.

Patents, Trademarks and Licenses

We are a technology company. With our Xerox Palo Alto Research Center (“PARC”) subsidiary, we were awarded nearly 560 U.S. utility patents in 2006. We were ranked 39th on the list of companies that were awarded the most U.S. patents during the year and would have been ranked 36th with the inclusion of PARC patents. With our research partner, Fuji Xerox, we were awarded over 800 U.S. utility patents in 2006. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2006, we held approximately 8,300 design and utility U.S. patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated, or circumvented or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent-licensing agreements, and in a majority of them, we license or assign our patents to others, in return for revenue and/or access to their patents. Most of the patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2006, with our PARC subsidiary, we added approximately 25 agreements to our portfolio of patent licensing agreements, and either we or our PARC subsidiary was a licensor in 22 of the agreements. We also have a number of cross-licensing agreements with companies with substantial patent portfolios, including Canon, Microsoft, IBM, Hewlett Packard and Océ. Those agreements vary in subject matter, scope, compensation, significance and time.

In the U.S., we own approximately 560 trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every ten years. We vigorously enforce and protect our trademarks. We hold a perpetual trademark license for “DocuColor.”

Competition

Although we encounter aggressive competition in all areas of our business, we are the leader or among the leaders in each of our principal business segments. Our competitors range from large international companies to relatively small firms. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, and customer service and support. To remain competitive, we invest in and develop new products and services and continually improve our existing offerings. Our key competitors include Canon, Ricoh, IKON, Hewlett-Packard, and, in certain areas of the business, Pitney Bowes, Kodak, Océ, Konica-Minolta and Lexmark. We believe that our brand recognition, reputation for document knowledge and expertise, innovative technology, breadth of product offerings, global distribution channels, our customer relationships and large customer base are important competitive advantages. We and our competitors continue to develop and market new and innovative products at competitive prices, and, at any given time, we may set new market standards for quality, speed and function.

Marketing and Distribution

We manage our business based on the principal business segments described above. However, we have organized the marketing and selling of our products and solutions according to geography and channel types. We sell our products and solutions directly to customers through our worldwide sales force and through a network of independent agents, dealers, value-added resellers and systems integrators. Increasingly, we use our direct sales force to address our customers’ more advanced technology, solutions and services requirements, while expanding our use of cost-effective, indirect distribution channels, for basic product offerings.

We market our Phaser line of color and monochrome laser-class and solid ink printers through office information technology industry resellers, who typically access our products through distributors. In 2006, we increased the product offerings available through a two-tiered distribution model in Europe and DMO. Through a multi-phased rollout, we will continue to increase offerings through this lower-cost distribution channel for our Office portfolio.

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

In Europe, Africa, the Middle East, India, and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, and related non-U.S. companies all of which we refer to as Xerox Limited. Xerox Limited enters into distribution agreements with unaffiliated third parties covering distribution of our products in some of the countries located in these regions, and previously entered into agreements with unaffiliated third parties covering distribution of our products in Iran, Sudan, and Syria. Iran, Sudan, and Syria, among others, have been designated as state sponsors of terrorism by the U.S.

Department of State and are subject to U.S. economic sanctions. We maintain an export and sanctions compliance program and believe that we have been and are in compliance with U.S. laws and government regulations for these countries. In addition, we had no assets, liabilities, or operations in these countries other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements related to Sudan and Syria in August 2006 and terminated its distribution agreement related to Iran in December 2006, and now has only legacy obligations such as providing spare parts and supplies to these third parties. In 2006, we had total revenues of $15.9 billion, of which approximately $9.6 million was attributable to Iran and less than $0.7 million in total was attributable to Sudan and Syria. As a result of the termination of these agreements, we anticipate that our revenues attributable to these countries will decline.

In January 2006, Xerox Limited entered into a five-year distribution agreement with an unaffiliated third party covering distribution of our products in Libya. Libya is also designated as a state sponsor of terrorism by the U.S. Department of State. The decision to enter into this distribution agreement was made in light of recent U.S. federal government actions that have lifted the countrywide embargo previously imposed on Libya. Our sales in Libya through this distribution agreement will be subject to our export and sanctions compliance program and will be according to the U.S. laws and government regulations that relate to Libya.

Service

As of December 31, 2006, we had a worldwide service force of approximately 12,000 employees and an extensive variable contract service force. We are expanding our use of cost-effective remote service technology for basic product offerings while utilizing our direct service force and a variable contract service force to address customers’ more advanced technology requirements. The increasing use of a variable contract service force is consistent with our strategy to reduce service costs while maintaining high-quality levels of service. We believe that our service force represents a significant competitive advantage in that the service force is continually trained on our products and their diagnostic equipment is state-of-the-art. We offer service 24 hours a day, 7 days a week, in major metropolitan areas around the world, providing a consistent and superior level of service worldwide.

Manufacturing Outsourcing

We are currently in the first one-year automatic renewal period under a five year master supply agreement with Flextronics, a global electronics manufacturing services company, to outsource portions of manufacturing for our Office segment. Our inventory purchases from Flextronics currently represent approximately 20% of our overall worldwide inventory procurement. We have agreed to purchase from Flextronics some products and consumables within specified product families. Flextronics must acquire inventory in anticipation of meeting our forecasted requirements and must maintain sufficient manufacturing capacity to satisfy these requirements. Under certain circumstances, we may be obligated to repurchase inventory that remains unused for more than 180 days or becomes obsolete, or on the termination of the supply agreement.

We acquire other Office products from various third parties, to increase the breadth of our product portfolio, and to meet channel requirements. We also have arrangements with Fuji Xerox under which we purchase some products from and sell other products to Fuji Xerox. Some of these purchases and sales are the result of mutual research and development arrangements. Our remaining manufacturing operations are primarily located in Rochester, New York and Dundalk, Ireland for our high-end production products and consumables, and in Wilsonville, Oregon for solid ink products, consumable supplies, and components for our Office segment products.

Fuji Xerox

Fuji Xerox Co., Limited is an unconsolidated entity in which we currently own 25% and FUJIFILM Holdings Corporation (“FujiFilm”) owns 75%. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong and other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other’s portfolio of patents, technology and products.

International Operations

We are incorporating by reference the financial measures by geographical area for 2006, 2005 and 2004 that are included in Note 2 – Segment Reporting to the Consolidated Financial Statements in our 2006 Annual Report.

Contract Signings

We believe that contract signings provide a meaningful measure of future business prospects for document management services. Contract signings represent management’s estimate of the total contract life value of managed services and value-added services contracts signed within the period. This estimate includes new contracts, renewals, extensions, and amendments to existing contracts. The total contract life value is defined as the average monthly commitment minimum multiplied by the number of months in the contract, plus an estimate of any other revenue related to the contract, but not included in the minimum. If a contract does not have a monthly commitment minimum, management develops an estimate based on historical and expected usage patterns and other relevant information. Our contracts have terms that generally range from 3 to 5 years. During 2006, signings for document management services were up about 15% from 2005.

Backlog

We believe that backlog, or the value of unfilled orders, is not a meaningful indicator of future business prospects because of the significant proportion of our revenue that follows equipment installation, the large volume of products we deliver from shelf inventories, and the shortening of product life cycles.

Seasonality

Our revenues are affected by such factors as the introduction of new products, the length of the sales cycles, and the seasonality of technology purchases. As a result, our operating results are difficult to predict. These factors have historically resulted in lower revenue in the first quarter than in the immediately preceding fourth quarter.

Other Information

Xerox is a New York corporation, organized in 1906, and our principal executive offices are located at 800 Long Ridge Road, P. O. Box 1600, Stamford, Connecticut 06904-1600.

Our telephone number is (203) 968-3000.

On the Investor Information section of our Internet website, you will find our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We make these documents available as soon as we can after we have filed them with, or furnished them to, the Securities and Exchange Commission.

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

Increasing the proportion of pages which are printed in color and transitioning color pages currently produced on offset devices to Xerox technology represent key growth opportunities. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily, with high quality and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market, as well as the pace of color adoption by our existing and prospective customers. If we are unable to develop and market advanced and competitive color technologies or the pace of color adoption by our existing and prospective customers is less than anticipated, or the price of color pages declines at a greater rate and faster pace than we anticipate, we may be unable to capture these opportunities and it could materially adversely affect our results of operations and financial condition.

If we fail to successfully develop new products and technologies, we may be unable to retain current customers and gain new customers and our revenues would be reduced.

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

Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as Lean Six Sigma, the level of pricing pressures on our products and services, the proportion of high-end as opposed to low-end equipment sales, the trend in our post-sale revenue growth, and, our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.

We have outsourced a significant portion of our overall worldwide manufacturing operations and face the risks associated with relying on third party manufacturers and external suppliers.

We have outsourced a significant portion of our overall worldwide manufacturing operations to third parties and various service providers. To the extent that we rely on third party manufacturing relationships, we face the risk that those manufacturers may not be able to develop manufacturing methods appropriate for our products, they may not be able to quickly respond to changes in customer demand for our products, they may not be able to obtain supplies and materials necessary for the manufacturing process, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and the reliability of our products could decline. If any of these risks were to be realized, and assuming similar third-party manufacturing relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers, and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.

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

Our operating results may be negatively impacted by lower equipment placements and revenue trends.

Our ability to return to and maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction systems. We expect that revenue growth can be further enhanced through our document management and consulting services in the areas of personalized and product life cycle communications, office and production services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct sales productivity and expand our indirect distribution channels in our developing markets operations and other geographic areas in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase the volume of pages printed, the mix of color pages, equipment utilization and color adoption. Equipment placements typically occur through leases with original terms of three to five years. There will be a lag between the increase in equipment placement and an increase in post sale revenues. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement toward distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to maintain a consistent trend of revenue growth, it could materially adversely affect our results of operations and financial condition.

Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit market.

The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings. We are currently funding our customer financing activity through a combination of capital market offerings, cash generated from operations, cash on hand, other secured and unsecured borrowings and, to a lesser degree, third-party funding arrangements. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of December 31, 2006, we had $7.1 billion of total debt ($2.1 billion of which is secured by finance receivables) and $624 million of liabilities to trusts issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance Receivables and On-Lease equipment, was $8.3 billion at December 31, 2006. The total cash, cash equivalents and short-term investments balance was $1.5 billion at December 31, 2006. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of December 31, 2006, total cash, cash equivalents and short-term investments was $1.5 billion, and our borrowing capacity under our 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and $15 million of letters of credit that have been utilized. We also have funding available through various secured borrowing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2006 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2006 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan

Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of December 31, 2006, $1.5 billion was outstanding under the Loan Agreement, including similar loan agreements with GE in the U.K. and Canada. These agreements incorporate the financial maintenance covenants contained in the 2006 Credit Facility and contains other affirmative and negative covenants.

At December 31, 2006, we were in full compliance with the covenants and other provisions of the 2006 Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the 2006 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2006 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters.

We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”), as discussed in the “Contingencies” note to the Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with legal counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Our operations are subject to environmental regulations in each of the jurisdictions in which we conduct our business. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, the European Union Directive known as the Restriction on the Use of Hazardous Substances (“RoHS”), effective in July 2006, requires the removal of lead, cadmium and certain other substances from product designs put on the market in the European Union beginning in July 2006. We continue RoHS compliance activities with respect to our products. The RoHS directive does not have a material impact on our product lines. In addition, various other countries and jurisdictions have proposed and/or are expected to adopt restrictions similar to RoHS. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prevented from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, we could also face substantial costs and liabilities in connection with product take-back legislation. Beginning in 2005, we became subject to the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE”) as enacted by individual European Union countries (“WEEE Legislation”), which makes producers of electrical goods, including computers and printers, responsible for collection, recycling, treatment and disposal of recovered products. We continue to conduct WEEE compliance activities and continue to evaluate the impact of specific registration and compliance activities required by WEEE Legislation. Other jurisdictions throughout the United States and the world have also proposed, or may adopt, product take-back regulations. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements, various efforts to limit energy use in products, and other environmentally related product programs. As these initiatives and programs become regulatory requirements and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse affect on our operations and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own several manufacturing, engineering and research facilities and lease additional facilities. The principal manufacturing and engineering facilities, located in California, New York, Oklahoma, Canada, U.K., Ireland and the Netherlands, are used jointly by the Production and Office Segments, those in Oregon by the Office Segment, and those in Brazil for both the Office and the DMO Segment, as well as India for the DMO Segment. In 2006, we commenced construction of a new color toner plant on our manufacturing campus in Webster, NY. We expect to complete construction of this plant in 2007. Our principal research facilities are located in California, New York, Canada, France and the U.K. The research activities in our principal research centers benefit all our operating segments.

As we implemented our restructuring programs (discussed in the “Restructuring and Asset Impairment Charges” note in the Consolidated Financial Statements in our Annual Report, incorporated by reference), several leased properties became surplus. The surplus properties have leases that we are obligated to maintain through required contractual periods. We have disposed or subleased certain of these properties and are aggressively pursuing the successful disposition and subleasing of all remaining surplus properties anticipating the majority to be disposed by 2009. With respect to United States properties, at year-end 2006 there were approximately 23 surplus facilities totaling approximately 1 million square feet.

We continue to implement our Virtual Office Program for the United States sales force locations. As part of this program, approximately 3,100 employees are working virtually. In combination with other initiatives, this program has reduced our real estate portfolio by approximately 0.8 million square feet. Overall, this program has been a success and is generally well received.

In December 2006, we sold our Corporate headquarters facility. In connection with the sale, we entered into a two-year lease agreement for the facility, which is cancelable upon 90 days notice. We intend to relocate our Corporate headquarters facility within the surrounding area, when a suitable replacement facility is identified.

As a result of the acquisition of Amici and XMPie, we acquired a few leased facilities which have been incorporated into the portfolio and rationalized as appropriate.

In addition, we have numerous facilities, which encompass general offices, sales offices, service locations and distribution centers. The principal owned facilities are located in the United States, Ireland, Brazil and India. The principal leased facilities are located in the United States, Brazil, Canada, U.K., Mexico, France and Germany. In 2002, we entered into a joint venture (Xerox Capital Services) with General Electric to manage our administrative billing, credit and collection function. Xerox Capital Services licenses several of our owned and leased facilities totaling approximately 500,000 square feet for their use. The two principal Xerox Capital Services administrative facilities are located in Illinois and Texas. A third administrative facility, located in Florida, is in the process of being closed. We also lease a portion of a training facility, located in Virginia. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform our functions.

Item 3. Legal Proceedings

The information set forth under the “Contingencies” note in the Consolidated Financial Statements, of the Xerox Corporation 2006 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2006 Annual Report to Shareholders is hereby incorporated by reference:

Caption
Stock Listed and Traded
Xerox Common Stock Prices and Dividends
Five Years in Review – Common Shareholders of Record at Year-End

(b) Sales of Unregistered Securities During the Quarter ended December 31, 2006

During the quarter ended December 31, 2006, registrant issued no securities in transactions which were not registered under the Securities Act of 1993, as amended.

(c) Issuer Purchases of Equity Securities during the Quarter ended December 31, 2006

Repurchases of Xerox Common Stock, par value $1.00 per Share

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs(2)
October 1 through 31	1,642,100	$15.9248	1,642,100	$354,186,434
November 1 through 30	12,658,800	16.8293	12,658,800	641,147,923
December 1 through 31	8,363,000	$16.7826	8,363,000	$500,795,281

Total	22,663,900		22,663,900

(1)	Exclusive of fees and costs.
(2)	The original $500 million Stock Repurchase Program was authorized by our Board of Directors in October, 2005. In each of January 2006, July 2006 and November 2006, our Board of Directors authorized additional $500 million Stock Repurchase Programs covering the aggregate repurchase of up to $2 billion of our common stock, par value $1.00 per share. The most recently adopted program covers purchases through the period ending October 31, 2007. The $2 billion is exclusive of fees and expenses. The repurchases under these programs may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

(d) Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG XEROX CORP, S&P 500,

AND BUSINESS WEEK’S COMPUTERS & PERIPHERALS INDUSTRY GROUP

SOURCE:	Standard & Poor’s Research Insight
NOTES:

Assumes $100 invested on 12/31/2001 in Xerox Corp, in S&P 500, and in Business Week’s Computers & Peripherals Industry Group

All dividends are reinvested on a monthly basis and the peer group is weighted by market capitalization

The companies included in the Computers & Peripherals Industry Group for 2006 are as of 12/31/06:

Apple Computer, Dell, Diebold, EMC, Gateway, Hewlett-Packard, International Business Machines, Lexmark International, NCR, Network Appliance, Palm, SanDisk, Seagate Technology, Sun Microsystems, and Western Digital

	Dec01	Dec02	Dec03	Dec04	Dec05	Dec06
Xerox Corp	100	77	132	163	141	163
S&P 500	100	78	100	111	117	135
Business Week Index	100	76	104	124	202	238

The graph and other information furnished under this Part II Item 5 (d) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2006, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2006 Annual Report to Shareholders, is incorporated by reference in this Form 10-K.

Revenues

Income from continuing operations before cumulative effect of change in accounting principle

Per-Share Data

Income from continuing operations, before discontinued operations and cumulative effect of change in accounting principle – Basic and Diluted

Earnings – Basic and Diluted

Total Assets

Long-term debt

Liabilities to subsidiary trusts issuing preferred securities

Series B convertible preferred stock

Series C mandatory convertible preferred stock

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” of the Xerox Corporation 2006 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management”, in the Xerox Corporation 2006 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2006 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6, 7, 7A and 8, the Xerox Corporation 2006 Annual Report is not to be deemed filed as part of this Form 10-K.

The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2006 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control –  Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in the Xerox Corporation 2006 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K.

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

Item 9B. Other Information

Executive Compensation

On February 15, 2007, the Compensation Committee of the Board of Directors of the Company took the following actions:

Amendment of 2004 Performance Incentive Plan (“2004 PIP”)

As part of its periodic review of the Company’s executive compensation program, the Compensation Committee approved certain changes to the provisions of the 2004 PIP relating to a change in control, the definition of fair market value and certain clarifying changes that the Company does not believe to be material. The Company does not believe these changes in the aggregate require shareholder approval under the New York Stock Exchange Corporate Governance Rules. These changes are included in the Amended and Restated 2004 PIP, a copy of which has been filed as Exhibit 10(e)(10) to this Form 10-K and is incorporated herein by reference.

2006 and 2007 Annual Performance Incentive Plan (“APIP”):

The Compensation Committee approved the payments of cash awards under the Xerox 2004 PIP as may be amended. The measures on which awards are based for the 2006 fiscal year are set out on Exhibit 10(e)(5) attached hereto and the measures for awards for fiscal year 2007 are set out on Exhibit 10(e)(11) attached hereto. The Compensation Committee approved cash awards under the 2004 PIP for fiscal year 2006 to Anne M. Mulcahy, Chairman and Chief Executive Officer of the Company, Lawrence A. Zimmerman, Chief Financial Officer and certain other officers, including Ursula M. Burns, James A. Firestone and Jean-Noel Machon, our other three most highly compensated executive officers for fiscal year 2006 (collectively with Mrs. Mulcahy, the “Named Executive Officers”). The Compensation Committee approved a cash award of $2,178,000 to Mrs. Mulcahy, $660,000 to Mr. Zimmerman, $704,000 to Ms. Burns, $660,000 to Mr. Firestone and $531,754 to Mr. Machon.

2005 E-LTIP Awards:

The Compensation Committee determined that one-third of the performance shares granted under the 2005 Executive Long-Term Incentive Program (“2005 E-LTIP”) were earned based on the Company’s 2006 performance against the annual targets established for Diluted Earnings Per Share from Continuing Operations (“EPS”) and Net Cash provided by Operating Activities. A description of the targets is set out on Exhibit 10(e)(4). The number of shares earned for 2006 for each Named Officer is as follows: Mrs. Mulcahy, 98,033 shares; Mr. Zimmerman, 31,367 shares; Ms. Burns, 35,300 shares; Mr. Firestone, 31,367 shares; and Mr. Machon, 19,633 shares. Earned shares vest three years from their grant date.

The Compensation Committee approved a modification to the EPS definition as previously established to exclude any gains/losses resulting from the settlement of tax audits. This modification was made to align the 2005 EPS definition with the 2006 E-LTIP EPS definition and to exclude the significant tax gains that occurred in 2006. As a result, the cumulative EPS result will be lower than it otherwise would have been absent the modification.

2006 E-LTIP Awards:

The Compensation Committee determined that one-third of the performance shares granted under the 2006 Executive Long-Term Incentive Program (“2006 E-LTIP”) were earned based on the Company’s 2006 performance against the annual targets established for Earnings Per Share and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(6). The number of shares earned for 2006 for each Named Executive Officer is as follows: Mrs. Mulcahy, 148,000 shares; Mr. Zimmerman, 36,433 shares; Ms. Burns, 56,933 shares; Mr. Firestone, 45,567 shares; and Mr. Machon, 22,800 shares. Earned shares vest three years from their grant date.

2007 E-LTIP Awards:

2007 E-LTIP awards made to officers reflect their leadership role in the Company, their individual performance, and competitive award levels. The purpose of the 2007 E-LTIP is to provide the necessary incentives to retain and reward executives for sustained performance improvements over the next three-year period. Awards under the 2007 E-LTIP for officers are comprised entirely of performance shares that may be earned based on achieving annual performance targets and three-year cumulative performance between threshold and maximum as determined by the Committee. All performance shares that are earned vest in 2010. Executives who retire, are involuntarily terminated (without cause) or voluntarily terminate due to a reduction in force prior to the end of the three-year performance cycle will vest in a portion of the performance shares earned on a pro rata basis.

Performance metrics for the 2007 E-LTIP are Earnings Per Share (weighted 60%) and Core Cash Flow from Operations (weighted 40%). Earnings Per Share and Core Cash Flow from Operations are defined in Exhibit 10(e)(12) attached hereto. The Committee has established annual and cumulative targets. Based on annual or cumulative performance versus targets, the number of performance shares earned by officers under the 2007 E-LTIP may vary from 0% to 150% of the initial number of shares subject to the grant. The form of award agreement pursuant to which such grants were made is attached hereto as Exhibit 10(e)(14).

Participants in the 2007 E-LTIP are subject to meaningful ownership requirements and mandatory share holding requirements of 50% of the net vested shares until their ownership requirements have been met.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors is incorporated herein by reference from the section entitled “Proposal 1 – Election of Directors” in our definitive Proxy Statement (“2007 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 24, 2007. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2006.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2007 Proxy Statement.

The information regarding the audit committee, its members and the audit committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 – Election of Directors” in our 2007 Proxy Statement.

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: http://www.xerox.com/investor and then clicking on Corporate Governance.

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

Name	Age	Present Position	Year Appointed to Present Position	Officer Since

Anne M. Mulcahy*	54	Chairman of the Board and Chief Executive Officer	2002	1992

Lawrence A. Zimmerman	64	Senior Vice President and Chief Financial Officer	2002	2002

Ursula M. Burns	48	Senior Vice President President Business Group Operations	2002	1997

Thomas J. Dolan	62	Senior Vice President President, Xerox Global Services	2001	1997

James A. Firestone	52	Senior Vice President President, Xerox North America	2004	1998

Michael C. Mac Donald	53	Senior Vice President President, Global Accounts and Marketing Operations	2004	1997

Hector J. Motroni	63	Senior Vice President, Chief Staff Officer and Chief Ethics Officer	2003	1994

Jean-Noel Machon	54	Senior Vice President President, Developing Markets Operations	2004	2000

Armando Zagalo de Lima	48	Senior Vice President President Xerox Europe	2004	2000

J. Michael Farren	54	Vice President, External and Legal Affairs, General Counsel and Corporate Secretary	2004	1994

Gary R. Kabureck	53	Vice President and Chief Accounting Officer	2003	2000

James H. Lesko	55	Vice President, Investor Relations	2004	1993

John E. McDermott	53	Vice President, Chief Information Officer and Corporate Strategy and Alliances	2004	2004

Rhonda L. Seegal	56	Vice President and Treasurer	2003	2003

Leslie F. Varon	50	Vice President and Controller	2006	2001

*	Member of Xerox Board of Directors

Each officer named above, with the exception of Lawrence A. Zimmerman, Rhonda L. Seegal and John E. McDermott, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 2002, Mr. Zimmerman had been with System Software Associates, Inc. where he was Executive Vice President and Chief Financial Officer from 1998–1999. Prior to that, he retired from International Business Machines Corporation (“IBM”), where he was Senior Finance Executive for IBM’s Server group from 1996–1998, Vice President of Finance for Europe, Middle East and Africa Operations from 1994–1996 and IBM Corporate Controller from 1991–1994. He held various other positions at IBM from 1967–1991.

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

Item 11. Executive Compensation

The information included under the following captions in our 2007 Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2006”, “Outstanding Equity Awards at 2006 Fiscal Year-End”, “Option Exercises and Stock Vested in 2006”, “Pension Benefits for the 2006 Fiscal Year”, “Nonqualified Deferred Compensation”, “Potential Payments upon Termination or Change in Control”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation”. The information included under the heading “Compensation Committee Report” in our 2007 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the sections entitled “Ownership of Company Securities,” “Equity Compensation Plan Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2007 Proxy Statement.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Transactions” in our 2007 Proxy Statement. The information regarding director independence is incorporated herein by reference from the subsection entitled “Corporate Governance” in the section entitled “Proposal 1 – Election of Directors” in our 2007 Proxy Statement.

Item 14. Principal Auditor Fees and Services

The information regarding principal auditor fees and services is incorporated herein by reference from the section entitled “Proposal 2 – Ratification of Election of Independent Registered Public Accounting Firm” in our 2007 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

		Report of Independent Registered Public Accounting Firm

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006

		Consolidated Balance Sheets as of December 31, 2006 and 2005

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006

		Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2006

		Notes to Consolidated Financial Statements

		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

		Schedule II – Valuation and qualifying accounts

		All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

	(2)	Supplementary Data:

		Quarterly Results of Operations (unaudited)

		Five Years in Review

	(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)	The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2007 Proxy Statement are preceded by an asterisk (*).

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b), including schedules filed under Item 15(a) of this Report which is incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

By:	/S/ ANNE M. MULCAHY
Anne M. Mulcahy Chairman of the Board and Chief Executive Officer

February 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 16, 2007

Signature	Title

Principal Executive Officer:

/S/ ANNE M. MULCAHY Anne M. Mulcahy	Chairman of the Board, Chief Executive Officer and Director

Principal Financial Officer:

/S/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Senior Vice President and Chief Financial Officer

Principal Accounting Officer:

/S/ GARY R. KABURECK Gary R. Kabureck	Vice President and Chief Accounting Officer

/S/ GLENN A. BRITT Glenn A. Britt	Director

/S/ RICHARD J. HARRINGTON Richard J. Harrington	Director

/S/ WILLIAM CURT HUNTER William Curt Hunter	Director

/S/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director

/S/ HILMAR KOPPER Hilmar Kopper	Director

/S/ RALPH S. LARSEN Ralph S. Larsen	Director

/S/ ROBERT A. MCDONALD Robert A. McDonald	Director

/S/ N. J. NICHOLAS, JR. N. J. Nicholas, Jr.	Director

/S/ ANN N. REESE Ann N. Reese	Director

/S/ MARY AGNES WILDEROTTER Mary Agnes Wilderotter	Director

Report of Independent Registered Public Accounting Firm

on Financial Statement Schedule

To the Board of Directors of Xerox Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 16, 2007, appearing in the 2006 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of December 31, 2006.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 16, 2007

SCHEDULE II

Valuation and Qualifying Accounts

Year ended December 31, 2006, 2005 and 2004

(in millions)	Balance at beginning of period	Additions charged to bad debt provision(1)	Amounts (credited) charged to other income statement accounts(1)	Deductions and other, net of recoveries(2)	Balance at end of period
2006
Allowance for Losses on:
Accounts Receivable	$136	$36	$(9)	$(47)	$116
Finance Receivables	229	51	(2)	(80)	198

	$365	$87	$(11)	$(127)	$314

2005
Allowance for Losses on:
Accounts Receivable	$183	$36	$(14)	$(69)	$136
Finance Receivables	276	36	(8)	(75)	229

	$459	$72	$(22)	$(144)	$365

2004
Allowance for Losses on:
Accounts Receivable	$218	$68	$(27)	$(76)	$183
Finance Receivables	315	42	3	(84)	276

	$533	$110	$(24)	$(160)	$459

(1)	Bad debt provisions relate to estimated losses due to credit and similar collectability issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)	Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

INDEX OF EXHIBITS

Document and Location

(3)(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

(b)	By-Laws of Registrant, as amended through December 10, 2003.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Registration Statement No. 333-111623.

(4)(a)(1)	Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-44597, 33-49177 and 33-54629.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

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

(e)(1)	Indenture dated as of April 21, 1998, between Registrant and Bank One, as trustee, relating to $1,012,198,000 principal amount at maturity of Registrant’s Convertible Subordinated Debentures due 2018 (the “April 1998 Indenture”).

Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement No. 333-59355.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of July 26, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture (the “April 1998 Indenture Trustee Assignment”).

Incorporated by reference to Exhibit 4(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.

Incorporated by reference to Exhibit 4(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(f)(1)	Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9 3/4% Senior Notes due 2009 (Denominated in U.S. Dollars) (the “January 17, 2002 U.S. Dollar Indenture”).

Incorporated by reference to Exhibit 4(h)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2)	Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9 3/4% Senior Notes due 2009 (Denominated in Euros) (the “January 17, 2002 Euro Indenture”).

Incorporated by reference to Exhibit 4(h)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s $600,000,000 9 3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s (euro) 225,000,000 9 3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(4) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(5)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit (4)(h)(5) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(6)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit (4)(h)(6) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(7)	Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit 4 (h)(7) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit 4 (h)(8) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Third Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit 4.11 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(10)	Third Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Euro Indenture.

Incorporated by reference to Exhibit 4.12 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(g)	Indenture dated as of October 2, 1995, between Xerox Credit Corporation (“XCC”) and State Street Bank and Trust Company (“State Street”), as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC’s Board of Directors or Executive Committee of the Board of Directors.

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement Nos. 33-61481 and 333-29677.

(h)	Rights Agreement dated as of April 7, 1997 between Registrant and The First National Bank of Boston, as Rights Agent as amended February 7, 2000.

Incorporated by reference to Exhibit 4(h) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

(i)(1)	Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(2)	First Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(3)	Form of Second Supplemental Indenture to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit (4)(b)(3) to Registrant’s Registration Statement No. 333-111623.

(4)	Form of Third Supplemental Indenture, dated as of March 20, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(6) to Registrant’s Current Report on Form 8-K dated March 20, 2006.

(5)	Form of Fourth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(7) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

(6)	Form of Fifth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(8) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

(j)	Form of Credit Agreement dated as of April 7, 2006 between Registrant and the Initial Lenders, the Initial Issuing Banks, Citibank, N.A., as administrative agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Bookrunners.

Incorporated by reference to Exhibit 4(j) to Registrant’s Current Report on Form 8-K dated April 7, 2006.

(k)	Master Demand Note dated December 10, 2003 between Registrant and Xerox Credit Corporation.

Incorporated by reference to Exhibit 4(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(l)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2007 Proxy Statement are preceded by an asterisk (*).

*(a)	Registrant’s Form of Salary Continuance Agreement.

Incorporated by reference to Exhibit 10(a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

*(b)(1)	Registrant’s 1991 Long-Term Incentive Plan, as amended through October 9, 2000 (“1991 LTIP”).

Incorporated by reference to Exhibit 10(b) to Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(2)	Form of Amendment to Agreements under 1991 LTIP.

Incorporated by reference to Exhibit 10(b)(2) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

(3)	Amendment No. 1 to 1991 LTIP.

Incorporated by reference to Exhibit 10(b)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006.

(c)	Registrant’s 1996 Non-employee Director Stock Option Plan, as amended through May 20, 1999.

Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005

(d)(1)	Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors, as amended through October 12, 2006 (“2004 ECPNED”).

Incorporated by reference to Exhibit 10(d)(1) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006.

(2)	Form of Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

(3)	Form of Grant Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

(4)	Form of DSU Deferral under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(4) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

*(e)(1)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 6, 2005 (“2004 PIP”).

Incorporated by reference to Exhibit 10(e)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(2)	Form of 2005 Executive Long-Term Incentive Program Award Agreement under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(3)	Form of 2005 Executive Long-Term Incentive Program Award Summary under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(4)	Performance Elements for 2005 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(e)(6) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(5)	Annual Performance Incentive Plan for 2006.

(6)	Performance Elements for 2006 Executive Long-Term Incentive Program (“2006 ELTIP”).

Incorporated by reference to Exhibit 10(e)(6) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(7)	Form of Amendment to Agreements under 2004 PIP.

Incorporated by reference to Exhibit 10(e)(7) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

(8)	Form of 2006 Executive Long-Term Incentive Program Award Summary under 2006 ELTIP.

Incorporated by reference to Exhibit 10(e)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(9)	2006 Form of Executive Long-Term Incentive Program Award Agreement under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(9) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(10)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of February 15, 2007 (“2007 Restatement of 2004 PIP”).

(11)	Annual Performance Incentive Plan for 2007.

(12)	Performance Elements for 2007 Executive Long-Term Incentive Program (“2007 ELTIP”).

(13)	Form of Executive Long-Term Incentive Program Award Summary under 2007 ELTIP.

(14)	2007 Form of Executive Long-Term Incentive Program Award Agreement under the 2007 Restatement of the 2004 PIP.

*(f)(1)	2004 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through December 7, 2004 (“2004 URIGP”).

Incorporated by reference to Exhibit 10(F) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2)	Amendment No. 1 to 2004 URIGP.

Incorporated by reference to Exhibit 10(f)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005.

(3)	Amendment No. 2 to 2004 URIGP.

Incorporated by reference to Exhibit 10(f)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006.

*(g)(1)	2004 Restatement of Registrant’s Unfunded Supplemental Executive Retirement Plan, as amended through December 7, 2004 (“2004 USERP”).

Incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2)	Amendment No. 2 to Registrant’s 2004 USERP.

Incorporated by reference to Exhibit 10(g)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005.

(3)	Amendment No. 3 to Registrant’s 2004 USERP.

Incorporated by reference to Exhibit 10(g)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006.

(4)	Amendment No. 4 to Registrant’s 2004 USERP.

Incorporated by reference to Exhibit 10(g)(4) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006.

(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors, as amended through February 4, 2002.

Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*(i)	Form of Amended and Restated Severance Letter Agreement entered into with various executive officers, effective July 11, 2005.

Incorporated by reference to Exhibit 10(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*(j)(1)	Registrant’s Universal Life Plan effective July 1, 2003.

Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2)	Amendment No. 3 to Registrant’s Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006.

(k)	Registrant’s Deferred Compensation Plan for Directors, 1997 Amendment and Restatement, as amended through December 7, 2004.

Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*(l)	Registrant’s Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.

Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

*(m)	Registrant’s 1998 Employee Stock Option Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(n)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(o) (1)	Master Supply Agreement, dated as of November 30, 2001, between Registrant and Flextronics International Ltd. (“Master Supply Agreement”).**

Incorporated by reference to Exhibit 10(t)(1) to Registrant’s Current Report on Form 8-K dated June 2, 2003.

(2)	Amended and Restated Letter Agreement dated as of November 30, 2001 between Registrant and Flextronics International Ltd. regarding collateral matters relating to the relationship between Registrant and Flextronics.**

Incorporated by reference to Exhibit 10(t)(2) to Registrant’s Current Report on Form 8-K dated June 2, 2003.

*(p)	Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(u) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(q)	Amended and Restated Loan Agreement dated as of October 21, 2002 between Xerox Lease Funding LLC and General Electric Capital Corporation.

Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*(r)	Form of Cash Retention Agreement entered into with various executive officers during 2003.

Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(s)	2006 Technology Agreement, effective as of April 1, 2006, by and between Registrant and Fuji Xerox Co., Ltd.

Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 9, 2006.**

(12)	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(13)	Registrant’s 2006 Annual Report to Shareholders.

(21)	Subsidiaries of Registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(31)(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32)	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

**	Pursuant to the Freedom of Information Act and/or a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.