Form 10-Q
period 2007-03-31
XEROX CORP
filed 2007-04-27
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No:  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, $1 par value	937,346,141 shares

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; our ability to successfully integrate Global Imaging Systems into our operations and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION

Form 10-Q

March 31, 2007

		Page
Part I — Financial Information

Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Capital Resources and Liquidity	27

	Financial Risk Management	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II — Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

Signatures		35

Exhibit Index		36

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

Item 1

PART I—FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2007	2006
Revenues
Sales	$1,707	$1,666
Service, outsourcing and rentals	1,924	1,816
Finance income	205	213

Total Revenues	3,836	3,695

Costs and Expenses
Cost of sales	1,084	1,075
Cost of service, outsourcing and rentals	1,118	1,060
Equipment financing interest	78	76
Research, development and engineering expenses	218	225
Selling, administrative and general expenses	954	983
Restructuring and asset impairment charges	(2)	—
Other expenses, net	57	68

Total Costs and Expenses	3,507	3,487

Income before Income Taxes and Equity Income	329	208
Income taxes	102	47
Equity in net income of unconsolidated affiliates	6	39

Net Income	$233	$200

Basic Earnings per Share	$0.25	$0.20
Diluted Earnings per Share	$0.24	$0.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2007	December 31, 2006

Assets
Cash and cash equivalents	$1,218	$1,399
Short-term investments	65	137

Total cash, cash equivalents and short-term investments	1,283	1,536
Accounts receivable, net	2,218	2,199
Billed portion of finance receivables, net	282	273
Finance receivables, net	2,588	2,649
Inventories	1,290	1,163
Other current assets	915	934

Total current assets	8,576	8,754
Finance receivables due after one year, net	4,858	4,922
Equipment on operating leases, net	492	481
Land, buildings and equipment, net	1,525	1,527
Investments in affiliates, at equity	838	874
Intangible assets, net	278	286
Goodwill	2,026	2,024
Deferred tax assets, long-term	1,753	1,790
Other long-term assets	1,045	1,051

Total Assets	$21,391	$21,709

Liabilities and Common Shareholders’ Equity

Short-term debt and current portion of long-term debt	$1,518	$1,485
Accounts payable	1,177	1,133
Accrued compensation and benefits costs	486	663
Other current liabilities	1,338	1,417

Total current liabilities	4,519	4,698
Long-term debt	5,436	5,660
Liability to subsidiary trust issuing preferred securities	624	624
Pension and other benefit liabilities	1,384	1,336
Post-retirement medical benefits	1,494	1,490
Other long-term liabilities	794	821

Total Liabilities	14,251	14,629

Common stock, including additional paid-in-capital	4,576	4,666
Treasury stock, at cost	(218)	(141)
Retained earnings	4,433	4,202
Accumulated other comprehensive loss	(1,651)	(1,647)

Total Common Shareholders’ Equity	7,140	7,080

Total Liabilities and Common Shareholders’ Equity	$21,391	$21,709

Shares of common stock issued	949,923	954,568
Treasury stock	(12,577)	(8,363)

Shares of common stock outstanding	937,346	946,205

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2007	2006

Cash Flows from Operating Activities:
Net income	$233	$200
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	152	155
Provisions for receivables and inventory	36	34
Net gain on sales of businesses and assets	(4)	(2)
Undistributed equity in net income of unconsolidated affiliates	(5)	(37)
Stock-based compensation	17	11
Restructuring and asset impairment charges	(2)	–
Cash payments for restructurings	(74)	(80)
Contributions to pension benefit plans	(28)	(32)
Increase in inventories	(138)	(67)
Increase in equipment on operating leases	(69)	(55)
Decrease in finance receivables	138	155
Increase in accounts receivable and billed portion of finance receivables	(27)	(11)
Increase in other current and long-term assets	(4)	–
Decrease in accounts payable and accrued compensation	(84)	(73)
Net change in income tax assets and liabilities	94	12
Net change in derivative assets and liabilities	2	16
Decrease in other current and long-term liabilities	(32)	(68)
Other, net	(18)	(11)

Net cash provided by operating activities	187	147

Cash Flows from Investing Activities:
Purchases of short-term investments	(18)	(45)
Proceeds from sales of short-term investments	90	93
Cost of additions to land, buildings and equipment	(52)	(31)
Proceeds from sales of land, buildings and equipment	4	2
Cost of additions to internal use software	(29)	(13)
Proceeds from divestitures and investments, net	–	138
Net change in escrow and other restricted investments	21	(88)

Net cash provided by investing activities	16	56

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	34	49
Debt payments on secured financings	(230)	(334)
Net cash (payments) proceeds on other debt	(13)	672
Payment of liability to subsidiary trust issuing preferred securities	–	(100)
Preferred stock dividends	–	(14)
Proceeds from issuances of common stock	32	22
Excess tax benefits from stock-based compensation	12	7
Payments to acquire treasury stock	(225)	(238)
Other	–	(2)

Net cash (used in) provided by financing activities	(390)	62

Effect of exchange rate changes on cash and cash equivalents	6	11

(Decrease) increase in cash and cash equivalents	(181)	276
Cash and cash equivalents at beginning of period	1,399	1,322

Cash and cash equivalents at end of period	$1,218	$1,598

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

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2006 Annual Report to Shareholders, which is incorporated by reference in our 2006 Annual Report on Form 10-K (“2006 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2006 Annual Report.

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

Note 2-Recent Accounting Pronouncements

Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $2 was recorded as a reduction to Retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $287.

We have filed claims in certain jurisdictions to assert our position should the law be clarified by judicial means. At this point in time, we believe it is unlikely that we will receive any benefit from these claims but we will continue to analyze as the issues develop. Accordingly, we have not included any benefit for these claims in the amount of unrecognized tax benefits.

Included in the balance at adoption, are $59 of tax positions that are highly certain but for which there is uncertainty about the timing. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these positions would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense. As of the date of adoption, we had $28 of interest and penalties accrued associated with unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. In the U.S. we are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities before 2000.

Other Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of FAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 159 will have on our financial statements upon adoption.

Note 3-Restructuring Programs

Information related to restructuring program activity during the three months ended March 31, 2007 is outlined below.

Restructuring Activity	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments	Total
Ending Balance December 31, 2006	$293	$44	$–	$337

Restructuring Provision	8	–	1	9
Reversals of prior accruals	(10)	(1)	–	(11)

Net current period charges(1)	(2)	(1)	1	(2)
Charges against reserve and currency	(69)	(4)	(1)	(74)

Ending Balance March 31, 2007	$222	$39	$—	$261

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
Charges to reserve, all programs	$(74)	$(77)
Asset impairments	1	–
Effects of foreign currency and other non-cash	(1)	(3)

Cash payments for restructurings	$(74)	$(80)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
	2007	2006
Production	$(3)	$(3)
Office	1	(2)
DMO	1	4
Other	(1)	1

Total net charges	$(2)	$—

We expect to incur additional restructuring charges in 2007 of approximately $7 related to initiatives identified to date that have not yet been recognized in the Consolidated Financial Statements as well as expected interest accretion on the reserve.

Note 4-Inventories

The following is a summary of Inventories by major category:

	March 31, 2007	December 31, 2006
Finished goods	$1,063	$967
Work-in-process	74	67
Raw materials	153	129

Total Inventories	$1,290	$1,163

Note 5-Common Shareholders’ Equity

Common shareholders’ equity consisted of:

	March 31, 2007	December 31, 2006
Common stock	$951	$956
Additional paid-in-capital	3,625	3,710
Treasury stock(1)	(218)	(141)
Retained earnings	4,433	4,202
Accumulated other comprehensive loss(2)	(1,651)	(1,647)

Total	$7,140	$7,080

(1)	The following is a summary of the purchases of common stock made under our stock repurchase programs as described in our 2006 Annual Report for the period (shares in thousands):

	Total Authorized Repurchase Programs of $2,500
	Shares	Amount
As of December 31, 2006	8,363	$141
Purchases	13,027	225	*
Less cancellations	(8,813)	(148)

Treasury stock as of March 31, 2007	12,577	$218

*	Includes associated fees of less than $1.

Through March 31, 2007, we have repurchased a cumulative total of 113,640 shares at a cost of $1,727 (including associated fees of $3) under these stock repurchase programs. In April 2007, 12,577 repurchased shares were cancelled upon the Board of Directors approval and were recorded as a reduction to both Common stock of $13 and Additional paid-in-capital of $205.

(2)

As of March 31, 2007, Accumulated other comprehensive loss is composed of cumulative translation adjustments of ($499), other unrealized gains of $2, benefit plans net actuarial losses and prior service credit of ($1,085) and our share of Fuji Xerox’s benefit plans net actuarial losses and prior service cost of ($69). The Fuji Xerox amount includes a charge of ($5) for their initial adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”) as of its fiscal year-end of March 31, 2007.

Comprehensive income consists of:

	Three Months Ended March 31,
	2007	2006
Net Income	$233	$200
Translation adjustments	33	80
Other changes in plan assets and benefit obligations(1)	12	–
Minimum pension liability (pre FAS 158 adoption)(2)	(44)	22

Comprehensive income	$234	$302

(1)	2007 amount includes currency impacts of ($2).
(2)	Represents our portion of a minimum pension liability adjustment recorded by Fuji Xerox. Refer to our 2006 Annual Report regarding our fourth quarter 2006 adoption of FAS 158.

Note 6-Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended March 31,
	2007	2006
Interest expense(1)	$136	$130
Interest income(2)	$222	$228

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 7-Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office, Developing Markets Operations (“DMO”) and Other. The Production and Office segments are centered around strategic product groups which share common technology, manufacturing and product platforms, as well as classes of customers.

The Production segment includes black-and-white products which operate at speeds over 90 pages per minute (“ppm”) excluding 95 ppm with an embedded controller and color products which operate at speeds over 40 ppm excluding 50 and 60 ppm products with an embedded controller. Products include the Xerox iGen3® digital color production press, Nuvera™, DocuTech®, DocuPrint®, Xerox 2101 and DocuColor® families, as well as older technology light-lens products. These products are sold predominantly through direct sales channels in North America and Europe to Fortune 1000, graphic arts, government, education and other public sector customers.

The Office segment includes black-and-white products which operate at speeds up to 90 ppm as well as 95 ppm with an embedded controller and color products up to 40 ppm as well as 50 and 60 ppm products with an embedded controller. Products include the suite of CopyCentre®, WorkCentre®, and WorkCentre Pro digital multifunction systems, DocuColor color multifunction products, color laser, solid ink color printers and multifunction devices, monochrome laser desktop printers, digital and light-lens copiers and facsimile products.

These products are sold through direct and indirect sales channels in North America and Europe to global, national and mid-size commercial customers as well as government, education and other public sector customers.

The DMO segment includes our operations in Latin America, Brazil, the Middle East, India, Eurasia, Central and Eastern Europe and Africa. This segment’s sales consist of office and production products including a large proportion of office devices and printers which operate at speeds of 11-40 ppm. Management serves and evaluates these markets on an aggregate geographic basis, rather than on a product basis.

The segment classified as Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper), value-added services, Wide Format Systems, Xerox Technology Enterprises, royalty and licensing revenues, equity net income and non-allocated Corporate items. Value-added services includes the results of our July 2006 acquisition of Amici LLC (now Xerox Litigation Services). Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the Production, Office and DMO segments, including non-financing interest as well as other items included in Other expenses, net.

Operating segment revenues and profitability for the three months ended March 31, 2007 and 2006 were as follows (in millions):

	Production	Office	DMO	Other	Total
2007
Total Segment revenues	$1,085	$1,846	$458	$447	$3,836

Segment profit	$100	$232	$16	$14	$362

2006
Total Segment revenues	$1,035	$1,804	$436	$420	$3,695

Segment profit	$67	$160	$17	$3	$247

The following is a reconciliation to pre-tax income:

	Three Months Ended March 31,
	2007	2006
Total Segment profit	$362	$247
Reconciling items:
Restructuring and asset impairment charges	2	—
Restructuring charges of Fuji Xerox	(23)	—
Miscellaneous expenses	(6)	—
Equity in net income of unconsolidated affiliates	(6)	(39)

Pre-tax income	$329	$208

Note 8-Investment in Fuji Xerox

Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2007	2006
Fuji Xerox	$5	$38
Other investments	1	1

Total	$6	$39

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended March 31,
	2007	2006
Summary of Operations
Revenues	$2,650	$2,559
Cost and Expenses	2,578	2,332

Income before income taxes	72	227
Income taxes	34	95
Minorities’ interests	2	–

Net income	$36	$132

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Included in 2007 are after-tax restructuring charges of $23 primarily reflecting employee related costs as part of Fuji Xerox’s continued cost-reduction actions to improve its competitive position.

Note 9-Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Three Months Ended March 31,
	Pension Benefits		Retiree Health
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$61	$64	$4	$6
Interest cost	128	125	22	23
Expected return on plan assets	(149)	(137)	–	–
Recognized net actuarial loss	18	24	3	7
Amortization of prior service credit	(5)	(2)	(3)	(3)
Recognized net transition obligation	–	1	–	–
Recognized settlement loss	8	19	–	–

Net periodic benefit cost	$61	$94	$26	$33

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of net prior service credit	5		3
Net actuarial losses	(26)		(3)

Total recognized in Other comprehensive income(1)	(21)		–

Total recognized in Net periodic benefit cost and Other comprehensive income	$40		$26

(1)	Amount represents the pre-tax affect included within Other comprehensive income. The net of tax amount is included within the table in Note 5.

During the three months ended March 31, 2007, we made contributions of $28 and $26 to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $102 to our pension plans and $74 to our other post-retirement benefit plans in 2007 for a total of $130 for pension plans and $100 for other post-retirement benefit plans.

Note 10-Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2007	2006
Basic Earnings per Share:

Net Income	$233	$200
Accrued dividends on Series C Mandatory Convertible Preferred Stock(1)	—	(14)

Adjusted net income available to common shareholders	$233	$186

Weighted Average Common Shares Outstanding	944,961	927,237

Basic Earnings per Share	$0.25	$0.20

Diluted Earnings per Share:
Net Income	$233	$200
Interest on Convertible Securities, net	—	1

Adjusted net income available to common shareholders	$233	$201

Weighted Average Common Shares Outstanding	944,961	927,237
Common shares issuable with respect to:
Stock options	9,165	9,915
Restricted stock and performance shares	5,707	2,574
Series C Mandatory Convertible Preferred Stock(1)	—	74,797
Convertible securities	1,992	1,992

Adjusted Weighted Average Common Shares Outstanding	961,825	1,016,515

Diluted Earnings per Share	$0.24	$0.20

(1)	Series C Mandatory Convertible Preferred Stock were converted to common shares in July 2006.

Note 11-Contingencies

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

Other contingencies

Brazil Tax and Labor Contingencies: Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of March 31, 2007, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,020, with the change from

December 31, 2006 balance of $960 primarily related to indexation, interest and currency. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2007 we had $160 of escrow cash deposits for matters we are disputing and there are liens on certain Brazilian assets with a net book value of $18 and additional letters of credit of approximately $65. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable of occurring.

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

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. Xerox and the individual defendants filed their opposition to that motion on June 28, 2005. On or about November 8, 2004, the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164 (“IBEW”) filed a motion to intervene as a named plaintiff and class representative. Separately, on June 8, 2005, IBEW and Robert W. Roten (“Roten”) moved to substitute as lead plaintiffs and proposed class representatives. On May 12, 2006, the court denied, without prejudice to refiling, plaintiffs’ motion for class certification, IBEW’s motion to intervene and serve as named plaintiff and class representative, and IBEW and Roten’s joint motion to substitute as lead plaintiffs and proposed class representatives. The court also ordered the parties to submit to it a notice to certain putative class members to inform them of the circumstances surrounding the withdrawal of several lead plaintiffs, and to advise them of the opportunity to express their desire to serve as a representative of the putative class. On July 25, 2006, the court so-ordered a form of notice, and plaintiffs thereafter distributed the notice. Thereafter, Roten, Robert Agius (“Agius”) and Georgia Stanley (“Stanley”) filed applications to be considered lead plaintiff. On November 13, 2006,

IBEW, Roten, Agius and Stanley filed a motion for appointment as additional lead plaintiffs. Defendants filed their response on November 28, 2006. On February 2, 2007, the Court granted the motion of IBEW, Roten, Agius and Stanley and appointed them as additional lead plaintiffs. On February 15, 2007, lead plaintiffs IBEW, Roten, Agius, Stanley and Thomas Dalberth filed their renewed motion for class certification. That motion has not been fully briefed or argued before the court. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. The defendants’ motion to dismiss the second consolidated amended complaint was denied, as moot. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of an expanded class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; the other alleging that the individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss the complaint. On July 13, 2005, the court denied the motion. On October 31, 2005, the defendants answered the complaint. On January 19, 2006, plaintiffs filed a motion for class certification. That motion has not been fully briefed or argued before the court. Plaintiffs have filed notices of withdrawal of proposed class representatives Sol Sachs, Leonard Nelson and Fernan Cepero. The court has approved plaintiffs’ notice of withdrawal of proposed class representative Fernan Cepero. The parties are engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Three additional class actions (Hopkins, Uebele and Saba) were subsequently filed in the same court making substantially similar claims. On October 16, 2002, the four actions were consolidated as In Re Xerox Corporation ERISA Litigation. On November 15, 2002, a consolidated amended complaint was filed. A fifth class action (Wright) was filed in the District of Columbia. It has been transferred to Connecticut and consolidated with the other actions. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that all the foregoing defendants were fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the interest of Plan participants. The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. Plaintiffs also claim that defendants failed to invest Plan assets prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent, and failed to avoid conflicts of interest. The complaint does not specify the amount of damages sought. However, it asks that the losses to the Plan be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. We filed a motion to dismiss the complaint for failure to state claim. The plaintiffs subsequently filed a motion for class certification and a motion to commence discovery. Defendants have opposed both motions, contending that both are premature before there is a decision on their motion to dismiss. In the fall of 2004, the Court requested an updated briefing on our motion to dismiss and update briefs were filed in December of that year. On March 31, 2006, the Court granted our motion to postpone consideration of class certification pending disposition of our motion to dismiss, and granted plaintiffs motion to commence formal discovery. On April 17, 2007, the Court ruled on the motion to dismiss, granting it in part and denying it in part, and giving the plaintiffs an opportunity to file an amended complaint within 30 days. In essence, the Court stated that the class period does not extend past the date on which the complaint was filed, November 15, 2002. The Court also required the plaintiffs to plead with greater specificity with regard to which defendants are alleged to have breached which duties, and granted the motion with respect to the duty of loyalty count, agreeing with defendants that ERISA does not require fiduciaries to avoid conflicts of interest but rather sets a loyalty standard to which fiduciaries must adhere when faced with a conflict of interest. However, the Court did give the plaintiffs leave to replead the duty of loyalty count. Further, the Court granted the motion as to plaintiffs’ prayer for relief seeking to enjoin the defendants from violating ERISA, holding that an injunction must be more specific than a simple command that the defendants obey the law. The Court denied the motion as to the prudence count and the monitoring count, ruling that further fact development is needed as to those counts, and, on the disclosure count, determined that plaintiffs have set forth a claim, rejecting defendants’ assertion that SEC filings made by the Company in its corporate capacity and required by the federal securities laws cannot be the basis of a fiduciary breach under ERISA even if subsequently included in disclosures made directly to plan participants. Finally, the Court held that the plaintiffs are not precluded from pursuing their claims under section 502(a)(2) merely because any recovery will not be shared by all participants in the plan but rather by a sub-class of participants who had invested in Xerox stock during the class period. Also on April 17, 2007, the Court denied plaintiffs’ motion to certify a class and said that subject needs to be addressed in a scheduling conference that the

Court will convene if, and after, plaintiffs file an amended complaint. The Company and the other defendants deny any wrongdoing and will continue to vigorously defend the action, if the plaintiffs file an amended complaint. At this stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Digwamaje et al. v. IBM et al.: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the First Amended Complaint on the Company was deemed effective as of December 6, 2002. On March 19, 2003, Plaintiffs filed a Second Amended Complaint that eliminated a number of corporate defendants but was otherwise identical in all material respects to the First Amended Complaint. The defendants include Xerox and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. The foregoing damages are being sought from all defendants, jointly and severally. Xerox filed a motion to dismiss the Second Amended Complaint. Oral argument of the motion was heard on November 6, 2003. By Memorandum Opinion and Order filed November 29, 2004, the court granted the motion to dismiss. A clerk’s judgment of dismissal was filed on November 30, 2004. On December 27, 2004, the Company received a notice of appeal dated December 24, 2004. On February 16, 2005, the parties filed a stipulation withdrawing the December 24, 2004 appeal on the ground that the November 30, 2004 judgment of dismissal was not appealable. On March 28, 2005, Plaintiffs submitted a letter requesting permission to file a motion for leave to file an amended and consolidated complaint. By Summary Order filed April 6, 2005, the Court denied the request. In a second Summary Order filed the same day, the Court amended its November 29, 2004, Opinion and Order, which dismissed the action, so as to render the Opinion and Order appealable and plaintiffs filed a new appeal on May 3, 2005. On August 19, 2005, plaintiffs-appellants filed their brief in the Second Circuit Court of Appeals. On October 4, 2005, defendants-appellees filed their brief in the Second Circuit Court of Appeals. Oral argument in the Second Circuit Court of Appeals was held on January 24, 2006. Xerox denies any wrongdoing and is vigorously defending the action. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced on January 18, 2005, MPI Technologies, Inc. and MPI Tech S.A. (collectively “MPI”) sought damages from Xerox Corporation and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement made as of March 15, 1994 between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. On September 9, 2005, the arbitration panel rendered its decision, holding in part that the Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. On December 12, 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest resulting in an award of $13 for pre- and post-judgment interest. In June 2006, Xerox’s application for judicial review of the award, seeking to have the award set aside in its entirety, was heard by the Ontario Superior Court in Toronto. The Ontario Superior Court issued a decision on November 30, 2006 dismissing Xerox’s appeal. In December 2006, Xerox released all monies and software it had placed in escrow prior to its application for review in satisfaction of the arbitration panel’s final award. On January 30, 2007, Xerox and XCL served an arbitration claim against MPI seeking a declaratory award concerning the preclusive effect of the remedy awarded by the prior arbitration panel. On March 27, 2007, MPI delivered to Xerox a statement of defense and counterclaim in response to Xerox’s arbitration claim. MPI claims entitlement to an unspecified amount of damages for royalties. In addition, MPI claims damages of $50 for alleged “misuse” of its licensed software by Xerox after December 2006. MPI also claims entitlement to unspecified amounts of pre and post-judgment interest and its costs of the arbitration. Xerox has yet to deliver a reply to MPI’s defense and counterclaim. Based on the stage of the proceeding, it is not possible to estimate the amount of any material loss or range of material loss that might result from an adverse resolution of such counterclaim.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claims that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for up to $135 coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. However, $10 of the entire amount may be unavailable due to the liquidation of one of the other insurers. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. On December 19, 2003, the Company and individual defendants moved to dismiss the complaint. On November 10, 2004, the Court issued an opinion partially granting and partially denying the motions. Among other things, the Court granted the motions to dismiss all of the claims for rescission and denied plaintiff’s request to replead. The Court denied the Company’s and some of the individual defendants’ motions to dismiss certain claims that seek to limit coverage based on particular provisions in the policy and that at least in part related to settlement with the SEC. Plaintiff filed notices of appeal on January 10, 2005 and February 11, 2005. By order entered on January 3, 2006, the Appellate Division affirmed the portions of the Court’s November 10, 2004 decision which dismissed several of plaintiff’s claims and denied leave to replead. On February 2, 2006, plaintiff moved for reargument or for leave to appeal to the Court of Appeals. On May 30, 2006, the Appellate Division denied plaintiff’s motion. Separately, on February 22, 2005, the defendants filed a motion seeking dismissal of any remaining claims in light of Xerox’s representation that it will not seek coverage from plaintiff for settlement payments to the SEC. By order dated July 12, 2005, the Court denied the motion. On August 23, 2005, defendants moved for leave to reargue the February 22 motion and separately moved for leave to renew the December 19, 2003 motions. On April 10, 2006, the court issued an order granting those motions, dismissing one cause of action and partially dismissing the two other causes of action that were the subject of those motions. Subsequently, at a status conference on May 4, 2006, the parties appeared before the Court and discussed inconsistencies between the Court’s April 10, 2006 order and its November 10, 2004 decision. As a result, on May 5, 2006 the court executed an order, which was later rendered on July 27, 2006, withdrawing the April 10, 2006 order and substituting a new order which clarified and confirmed the dismissal of all claims asserted in the original complaint. On August 31, 2006, plaintiff filed a notice of appeal (to the Appellate Division) of the May 5, 2006 order. In addition, on September 5, 2006, plaintiff served a motion to the Court of Appeals seeking leave to appeal directly to that court from the May 5, 2006 order, and seeking review of the Appellate Division’s January 3, 2006 order. On November 20, 2006, the Court of Appeals denied plaintiff’s motion. Plaintiff had earlier filed an amended complaint on February 27, 2006, naming all defendants named in the original complaint and adding four causes of action against Xerox only, as well as a demand for unspecified monetary relief. On May 11, 2006, Xerox served its motion to dismiss the amended complaint and for sanctions. On August 2, 2006, the Court granted Xerox’s motion to dismiss and for sanctions. All claims asserted by National Union now have been dismissed. In accordance with the Court’s instructions during the August 2, 2006 oral argument, Xerox submitted an affidavit, sworn to on August 16, 2006, specifying the precise amount of fees and sanctions requested by Xerox. On September 11, 2006, National Union submitted an opposition to Xerox’s specific request for fees and sanctions and requested a hearing before the Court. The Court has not scheduled a hearing on the fees issues, nor has it issued a decision.

Warren, et al. v. Xerox Corporation: On March 11, 2004, the United States District Court for the Eastern District of New York entered an order certifying a nationwide class of all black salespersons employed by Xerox from February 1, 1997 to the present under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1871. The suit was commenced on May 9, 2001 by six black sales representatives. The plaintiffs allege that Xerox has engaged in a pattern or practice of race discrimination against them and other black sales representatives by assigning them to less desirable sales territories, denying them promotional opportunities, and paying them less than their white counterparts. Although the complaint does not specify the amount of damages sought, plaintiffs do seek, on behalf of themselves and the classes they seek to represent, front and back pay, compensatory and punitive damages, and attorneys’ fees. We deny any wrongdoing. Fact discovery has concluded and expert reports have been exchanged. Following three days of mediation with a private mediator, a tentative settlement agreement was reached, the terms of which are not material to Xerox. On March 16, 2007, the parties submitted the settlement agreement to the Court for preliminary approval. If preliminary approval is obtained, the agreement will then be subject to a fairness hearing at which any objections to the agreement shall be heard. If the court still finds the agreement to be acceptable, it will give its final approval and administration of the settlement shall commence.

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

On November 17, 2005, Xerox filed its 40-page Reply (plus attachments) with the DCA. Xerox has sent copies of the Xerox Reply to the SEC and DOJ in the United States. In our Reply, we argue that the alleged violations of Indian Company Law by means of alleged improper payments and alleged defaults/failures of the Xerox Modicorp Ltd. board of directors were generally unsubstantiated and without any basis in law. Further, we stated that the Report’s findings of other alleged violations were unsubstantiated and unproven. The DCA (now called the “Ministry of Company Affairs” or “MCA”) will consider our Reply and will let us know their conclusions in the coming months. There is the possibility of fines or criminal penalties if conclusive proof of wrongdoing is found. We have told the DCA that Xerox’s conduct in voluntarily disclosing the initial information and readily and willingly submitting to investigation, coupled with the non-availability of earlier records, warrants complete closure and early settlement. In January 2006, we learned that the DCA has issued a “Show Cause Notice” to certain former executives of Xerox Modicorp Ltd. seeking a response to allegations of potential violations of the Indian Companies Act. We have also learned that Xerox Modicorp Ltd. has received a formal Notice of Enquiry from the Indian Monopolies & Restrictive Trade Practices Commission (“MRTP Commission”) alleging that Xerox Modicorp Ltd. committed unfair trading practices arising from the events described in the DCA investigator’s Report. Following a hearing on August 29, 2006, the MRTP Commission ordered a process with deadlines between Xerox Modicorp Ltd. and the investigating officer for provision of relevant documents to Xerox Modicorp Ltd., after which Xerox Modicorp Ltd. will have four weeks to file its reply. The MRTP Commission scheduled a hearing for framing of the issues on January 9, 2007, but this hearing was delayed. A new hearing was scheduled for January 29, 2007 for consideration of Xerox Modicorp Ltd.’s motion for the MRTP Commission to direct the investigating officer to supply us the relevant documents. At the hearing on January 29th, no additional documents were supplied to us. The MRTP Commission directed us to file our reply to the original Notice of Enquiry within four weeks. At a hearing on April 2, 2007, Counsel for the MRTP Commission requested another copy of our reply for the purpose of filing a response. A further time of four weeks to file this response was granted, and the next hearing date was set for May 15, 2007 for further consideration and framing of issues. Our Indian subsidiary plans to contest the Notice of Enquiry and has been fully cooperating with the authorities.

In March 2005, following the completion of a share buy-back program that increased our controlling ownership interest in our Indian subsidiary to approximately 89% from approximately 86% at year-end 2004, we changed the name of our Indian subsidiary to Xerox India Ltd.

Note 12-Subsequent Events

Agreement to Acquire Global Imaging

On April 2, 2007, we agreed to acquire the stock of Global Imaging Systems, Inc. (“Global Imaging”), a provider of office technology for small and medium businesses, for $1.5 billion in cash. Global Imaging is a U.S. supplier of office technology solutions, which includes the sale and service of automated office equipment, network integration services and electronic presentation systems. The operating results of Global Imaging will primarily be included within our Office segment from the date of acquisition. The purchase price is expected to be primarily allocated to intangible assets and goodwill and will be based on third-party valuations and management estimates which have not yet been finalized. The acquisition of Global Imaging is expected to close in the second quarter of 2007, subject to receipt of regulatory approvals and customary closing conditions.

Flextronics Agreement

In April 2007, we entered into a new master supply agreement with Flextronics International Ltd., a global electronics manufacturing services company, to continue to source portions of manufacturing for our Office segment. The initial term of the new master services agreement is three years with two additional one year extension periods at our option, and automatic renewal for successive periods of twelve months unless either party elects to terminate. The terms of the new agreement are consistent with our current requirements including increased flexibility to source products from other suppliers.

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

Summary

Revenues

	Three Months Ended March 31,
(in millions)	2007	2006	Change

Equipment sales(1)	$931	$947	(2%)
Post sale and other revenue(2)	2,700	2,535	7%
Finance income	205	213	(4%)

Total Revenues	$3,836	$3,695	4%

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,707	$1,666
Less: Supplies, paper and other sales	(776)	(719)

Equipment sales	$931	$947

Service, outsourcing and rentals	$1,924	$1,816
Add: Supplies, paper and other sales	776	719

Post sale and other revenue	$2,700	$2,535

Memo: Color(3)	$1,423	$1,214

(1)	Equipment sales reflect the results of our technology investments and the associated product launches.

(2)

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

(3)	Color revenues represent a subset of total revenues.

First quarter 2007 total revenues grew 4% compared to the first quarter 2006. Currency had a 3-percentage point positive impact on total revenues in the quarter. Total revenues included the following:

•

7% increase in post sale and other revenue including a 3-percentage point benefit from currency. Growth in color products, DMO, global services and paper, more than offset a decline in light lens products.

•

6% increase in service, outsourcing, and rentals revenue of $1,924 million due to technical service revenue and global services growth. Supplies, paper, and other sales of $776 million grew 8% year-over-year due to supplies associated with strong color installations in previous periods and higher paper price levels.

•

2% decline in equipment sales, including a 2-percentage point benefit from currency. Strong install activity in office color multifunction and high-end production color were more than offset by overall price declines between 5% and 10% and declines in black-and-white products and color printers. More than two-thirds of the first quarter 2007 equipment sales were generated from products launched in the past 24 months.

•	17% growth in color revenue. Color revenue of $1,423 million comprised 37% of total revenue in the first quarter 2007 compared to 33% in the first quarter 2006, reflecting:

•	22% growth in color post sale and other revenue. Color represented 34% of post sale and other revenue in the first quarter 2007 versus 29% in the first quarter 2006.

•	9% growth in color equipment sales. Color sales represented 48% of total equipment sales in the first quarter 2007 versus 43% in the first quarter 2006.

•	29% growth in color pages. Color pages represented 11% of total pages in the first quarter 2007 versus 8% in the first quarter 2006.

•	4% decline in finance income including a 2-percentage point benefit from currency.

Net Income

First quarter 2007 net income of $233 million, or $0.24 per diluted share increased $33 million or $0.04 per diluted share from the first quarter 2006, primarily reflecting:

•	Gross profit increase of $72 million due to increased revenue of $141 million as well as an improvement in gross margin of 0.4-percentage points.

•	Reductions in R,D&E and SAG of $36 million due primarily to continued cost management efforts.

•	In addition, a decrease in equity income of $33 million including a $23 million charge for our share of a previously disclosed Fuji Xerox restructuring charge.

Operations Review

	Three Months Ended March 31,
(in millions)	Production	Office	DMO	Other	Total
2007
Equipment sales	$255	$515	$130	$31	$931
Post sale and other revenue	752	1,208	327	413	2,700
Finance income	78	123	1	3	205

Total Revenues	$1,085	$1,846	$458	$447	$3,836

Operating Profit	$100	$232	$16	$14	$362

Operating Margin	9.2%	12.6%	3.5%	3.1%	9.4%

2006
Equipment sales	$256	$530	$126	$35	$947
Post sale and other revenue	697	1,148	308	382	2,535
Finance income	82	126	2	3	213

Total Revenues	$1,035	$1,804	$436	$420	$3,695

Operating Profit	$67	$160	$17	$3	$247

Operating Margin	6.5%	8.9%	3.9%	0.7%	6.7%

See Note 7 – Segment Reporting in the Condensed Consolidated Financial Statements for further discussion on our segment operating revenues and segment operating profit.

Production

Revenue

First quarter 2007 Production revenue of $1,085 million increased 5%, including a 4-percentage point benefit from currency, reflecting:

•	8% increase in post sale and other revenue, including a 4-percentage point benefit from currency, as growth from digital products more than offset declines in revenue from older light lens technology.

•	Flat equipment sales, including a 5-percentage point benefit from currency as price declines and declines in production black-and-white systems were offset by color growth.

•	4% growth in installs of production color products as strong DocuColor® 5000 and iGen3® activity more than offset other declines.

•

7% decline in installs of production black-and-white systems included a decline in installs of high-volume production and printing systems partially offset by growth in installs of light production systems.

Operating Profit

First quarter 2007 Production profit of $100 million increased $33 million from first quarter 2006. Operating profit margin increased 2.7-percentage points in the first quarter 2007 reflecting higher gross profit and lower R,D&E and SAG expenses reflecting, in part, the benefits from 2006 restructuring programs.

Office

Revenue

First quarter 2007 Office revenue of $1,846 million increased 2%, including a 2-percentage point benefit from currency, reflecting:

•	5% increase in post sale and other revenue, including a 3-percentage point impact from currency reflecting growth in revenue from color multifunction devices and color printers.

•	3% decline in equipment sales as declines in price and color printers were partially offset by mix in black-and-white products as well as color multifunction products install growth.

•	71% install growth in color multifunction devices led by strong demand for Xerox WorkCentre® products.

•	5% decline in black-and-white copiers and multifunction devices as a 9% decline in Segment 1&2 products (11-30 ppm) more than offset 11% growth in Segment 3-5 products (31-90 ppm).

•	18% decline in color printers primarily due to lower OEM sales.

Operating Profit

First quarter 2007 Office profit of $232 million increased $72 million from first quarter 2006. Operating profit margin increased 3.7-percentage points in the first quarter 2007 reflecting higher gross profit and lower SAG expenses reflecting, in part, the benefits from 2006 restructuring programs.

DMO

Revenue

First quarter 2007 DMO revenue of $458 million increased 5%, reflecting:

•	6% increase in post sale and other revenue driven primarily from revenue growth in supplies, services and paper sales.

•

3% increase in equipment sales reflecting install growth in office multifunction color, light production black-and-white and production color systems. DMO equipment sales consist of Office and Production products, including a large proportion of sales of Segment 1&2 office devices.

•	Continued growth in Eurasia and Central and Eastern Europe.

Operating Profit

First quarter 2007 DMO profit of $16 million decreased $1 million from 2006 reflecting higher costs and expenses in Latin America resulting in lower gross profit and higher SAG expenses. Operating profit margin declined 0.4-percentage points in the first quarter 2007.

Other

Revenue

First quarter 2007 Other revenue of $447 million increased 6%, including a 3-percentage point benefit from currency, reflecting increased paper and value-added services revenue. Paper comprised approximately half of first quarter 2007 revenue.

Operating Profit

First quarter 2007 Other operating profit of $14 million increased $11 million from first quarter 2006 reflecting increased value-added services revenue, including benefits from our 2006 acquisition of Amici (now Xerox Litigation Services), which more than offset lower equity income from Fuji Xerox before the restructuring charge.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended March 31,
	2007	2006	Change
Gross Margin
Sales	36.5%	35.5%	1.0	pts
Service, outsourcing and rentals	41.9%	41.6%	0.3	pts
Financing income	62.0%	64.3%	(2.3)	pts
Total	40.6%	40.2%	0.4	pts

First quarter 2007 total gross margin of 40.6% increased 0.4-percentage points compared to the first quarter 2006 as cost improvements and other variances more than offset the impact of price declines.

Sales gross margin increased 1.0-percentage points primarily as product mix and other variances offset the impact of price declines. The margin impact from price declines of approximately 1.3-percentage points were equipment-related and largely resulted from actions taken on office products.

Service, outsourcing and rentals margin increased 0.3-percentage points, as cost and productivity improvements including restructuring savings and other variances more than offset price declines and product mix.

Financing income margin declined 2.3-percentage points primarily from additional interest expense due to higher interest rates.

Research, Development and Engineering Expenses (“R,D&E”)

	Three Months Ended March 31,
	2007	2006	Change
R,D&E % Revenue	5.7%	6.1%	(0.4)	pts

R,D&E of $218 million in the first quarter 2007 was $7 million lower than the first quarter 2006. R&D of $181 million increased by $2 million while sustaining engineering costs of $37 million declined by $9 million, primarily in the Production segment, and reflecting lower spending associated with the European Union Directive on the Restriction of the Use of Certain Hazardous Substances (“RoHS”).

We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended March 31,
	2007	2006	Change
SAG % Revenue	24.9%	26.6%	(1.7)	pts

SAG expenses of $954 million in the first quarter 2007 were $29 million lower than the first quarter 2006, including a $27 million negative impact from currency. The SAG expenses decline reflected the following:

•	$34 million reduction in selling expenses reflecting benefits from 2006 restructuring programs intended to re-align our sales infrastructure and a decrease in marketing program spend.

•	$2 million reduction in general and administrative (“G&A”) expenses resulting from continued expense management initiatives, including benefits from restructuring.

•	$7 million increase in bad debt expense. First quarter 2007 bad debt expense of $27 million continues to reflect the favorable trend in write-offs, receivables aging and collections.

Worldwide Employment

Worldwide employment of 53,150 at March 31, 2007, declined approximately 600 from December 31, 2006 primarily reflecting reductions from the 2006 restructuring programs.

Restructuring and Asset Impairment Charges

During the first quarter 2007, we recorded a $2 million net restructuring reversal primarily due to changes in estimated reserves for prior year initiatives. The restructuring reserve balance as of March 31, 2007, for all programs was $261 million, of which approximately $224 million is expected to be spent over the next twelve months.

Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2007	2006
Non-financing interest expense	$58	$54
Interest income	(17)	(15)
Gains on sales of businesses and assets	(4)	(2)
Currency losses, net	3	14
Amortization of intangible assets	6	10
Other, net	11	7

Total	$57	$68

Non-Financing Interest Expense

First quarter 2007 non-financing interest expense of $58 million was $4 million higher than the first quarter 2006. The increase is primarily due to higher interest rates, partially offset by lower average debt balances.

Currency Losses, Net

Net first quarter 2007 and 2006 currency losses of $3 million and $14 million, respectively, primarily reflect the mark-to-market of derivative contracts which economically hedge the cost of anticipated foreign currency denominated payments. The change from 2006 is primarily attributable to currency fluctuations.

Amortization of Intangible Assets

First quarter 2007 amortization of intangible assets expense of $6 million was $4 million lower than the first quarter 2006. The decrease is associated with the end of amortization period for certain acquired intangible assets.

Income Taxes

In the first quarter 2007, we recorded income tax expense of $102 million compared to $47 million in the first quarter 2006. The effective tax rate for the first quarter 2007 was 31.0% versus 22.6% in the first quarter 2006.

The 2007 first quarter effective tax rate of 31.0% was lower than the U.S. statutory tax rate of 35.0% primarily reflecting the geographical mix of income before taxes and the related tax rates in those jurisdictions.

The 2006 first quarter effective tax rate of 22.6% was lower than the U.S. statutory tax rate of 35.0% primarily reflecting a tax benefit of $24 million from the resolution of certain tax issues associated with our 1999 to 2003 Internal Revenue Service audit.

Our effective tax rate is based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions, as well as available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remainder of the year will approximate 33%, excluding the effects of any future discrete events and we expect our full year 2007 tax rate to be approximately 33%.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates of $6 million decreased $33 million compared to first quarter 2006. The decline in equity income is primarily due to a $23 million charge representing our 25% share of Fuji Xerox restructuring.

Capital Resources and Liquidity

The following table summarizes our cash flows and cash, cash equivalents and short-term investments as of and for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in millions)	2007	2006	Amount Change

Net cash provided by operating activities	$187	$147	$40
Net cash provided by investing activities	16	56	(40)
Net cash (used in) provided by financing activities	(390)	62	(452)
Effect of exchange rate changes on cash and cash equivalents	6	11	(5)

(Decrease) increase in cash and cash equivalents	(181)	276	(457)
Cash and cash equivalents at beginning of period	1,399	1,322	77

Cash and cash equivalents at end of period	1,218	1,598	(380)
Short-term investments	65	196	(131)

Total cash, cash equivalents and short-term investments	$1,283	$1,794	$(511)

Cash Flows from Operating Activities

Net cash provided by operating activities of $187 million in the first quarter 2007 increased $40 million from first quarter 2006 primarily due to the following:

•	$121 million increase in pre-tax income.

•	$25 million increase due to lower net tax payments primarily reflecting refunds received in 2007 of prior year estimated tax payments.

•	$71 million decrease due to higher inventories primarily associated with our 2007 product launches.

•	$17 million decrease due to a lower net run-off of finance receivables as the decline in new finance receivable originations has moderated over the past several years.

•	$16 million decrease due to higher accounts receivable as a result of an increase in revenues partially offset by a $29 million sale of receivables.

Cash Flows from Investing Activities

Net cash provided by investing activities of $16 million in the first quarter 2007 decreased $40 million from first quarter 2006 primarily due to the following:

•

$138 million decrease in proceeds from divestitures and investments, as 2006 included $117 million distribution related to the sale of investments held by Ridge Re and a $21 million distribution from the liquidation of our investment in Xerox Capital LLC.

•	$37 million decrease due to higher capital expenditures and internal use software.

•	$109 million increase primarily due to the absence of the first quarter 2006 $103 million escrow deposit relating to the MPI litigation.

•	$24 million increase in net proceeds from sales of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $390 million in the first quarter 2007. The decrease in cash of $452 million from first quarter 2006 was primarily due to the following:

•	$689 million decrease due to the absence of the net proceeds received from the March 2006 issuance of the 6.4% Senior Notes.

•	$100 million increase due to the first quarter 2006 payment of our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares.

•	$89 million increase due to lower first quarter 2007 net repayments on secured debt.

•	$14 million increase relating to the first quarter 2006 payment of preferred stock dividends. The conversion of our Series C Mandatory Convertible Preferred Stock occurred in the third quarter 2006.

•	$13 million increase due to lower purchases under our share repurchase program.

•	$10 million increase due to higher proceeds from the issuance of common stock, resulting from increases in exercised stock options.

Customer Financing Activities and Debt

The following represents our total finance assets associated with our lease and finance operations:

	March 31, 2007	December 31, 2006
Total Finance receivables, net (1)	$7,728	$7,844
Equipment on operating leases, net	492	481

Total Finance Assets, net	$8,220	$8,325

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

As of March 31, 2007, approximately 27% of total debt was secured by finance receivables and other assets compared to 29% at December 31, 2006. Our debt maturities are as follows:

	Unsecured Debt	Debt Secured by Finance Receivables	Other Secured Debt	Total Debt
Second Quarter	$303	$149	$3	$455

Third Quarter	3	188	3	194

Fourth Quarter	2	659	3	664

2007	308	996	9	1,313

2008	8	719	6	733

2009	1,058	101	5	1,164

2010	689	49	2	740

2011	802	10	—	812

Thereafter	2,188	1	3	2,192

Total	$5,053	$1,876	$25	$6,954

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

Our credit ratings as of March 31, 2007 were as follows:

	Senior Unsecured Debt	Outlook	Comments

Moody’s Investors Service (1)	Baa3	Positive	The Moody’s rating was upgraded from Ba1 in November 2006. The outlook remains positive since being upgraded in November 2006.
Standard & Poors (“S&P”)(2)	BB+	Positive	The S&P rating was upgraded from BB- in March 2006 and the outlook was revised from stable to positive in January 2007. The rating was put on Credit Watch with positive implications on April 2, 2007.
Fitch Ratings(3)	BBB-	Stable	The Fitch rating was upgraded from BB+ in August 2006.

(1)

In November 2006, Moody’s upgraded the Senior Unsecured rating from Ba1 to Baa3, a one notch upgrade. Moody’s maintains a Positive Outlook on the credit. In conjunction with the upgrade to investment grade ratings for the senior unsecured debt, Moody’s has withdrawn all Loss Given Default assessments and Speculative Grade Liquidity ratings as they are only appropriate for non-investment grade issuers. Moody’s ratings upgrades also included: Senior unsecured shelf registration to Baa3 from Ba1; Trust preferred to Ba1 from Ba2; subordinated shelf registration to Ba1 from Ba2 and preferred shelf registration to Ba1 from Ba2. On April 2, 2007, Moody’s affirmed its ratings and positive outlook on Xerox, stating they are not affected by the Company’s potential acquisition of Global Imaging Systems.

(2)

In March 2006, S&P upgraded the Senior Unsecured and Corporate Credit rating from BB- to BB+, a two notch upgrade. At the same time, S&P revised its outlook from Positive to Stable on all associated ratings, affirmed the short-term speculative-grade rating at B-1 and upgraded the ratings on Subordinated debt from B to BB- and Preferred Stock from B- to B+. As a result of the rating change, S&P removed Xerox from Credit Watch in March 2006. In January 2007, S&P revised its outlook from Stable to Positive on all associated ratings. On April 2, 2007, S&P placed its ratings of Xerox on CreditWatch with positive implications, reflecting the announcement of the agreement in principal to acquire Global Imaging Systems. S&P stated further that following the completion of the acquisition the corporate credit rating would be raised to BBB- (an investment grade rating), with a stable outlook.

(3)

In August 2006, Fitch upgraded its debt ratings and assigned a stable outlook on Xerox. Fitch had upgraded the senior unsecured debt of Xerox from BB+ to BBB- and also upgraded the Trust Preferred securities from BB- to BB, both one notch upgrades. On April 2, 2007, Fitch affirmed Xerox’s ratings and stable outlook following Xerox’s announcement of an agreement in principal to acquire Global Imaging Systems.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. We are currently rated investment grade by Moody’s Investors Service and Fitch Ratings. As noted above, S&P has stated that upon the completion of the acquisition of Global Imaging Systems, it will raise our corporate credit rating to BBB-, an investment grade rating.

Agreement to Acquire Global Imaging Systems, Inc. (“Global Imaging”):

The agreement to acquire Global Imaging for $1.5 billion is an all-cash transaction and is structured as a two-step acquisition including a cash tender offer for all outstanding shares of Global Imaging common stock, followed by a cash merger in which we would acquire any remaining outstanding shares. We plan to fund the Global Imaging acquisition with a combination of cash on hand and by borrowing under our 2006 Credit Facility. We expect amounts borrowed under the 2006 Credit Facility will be paid down during the balance of 2007 using cash flows from operations. Although we intend to continue our share repurchase program, repurchases are expected to be at a slower rate for the remainder of 2007 as cash flows from operations are directed to repay borrowings for the Global Imaging acquisition.

Summary—Financial Flexibility and Liquidity:

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of March 31, 2007, total cash, cash equivalents and short-term investments was $1.3 billion and our borrowing capacity under our 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and outstanding letters of credit totaling $15 million. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment under SFAS No. 133. Certain of our derivatives do not qualify for hedge accounting but are effective as economic hedges of our inventory purchases and currency exposure. These derivative contracts are accounted for using the mark-to-market accounting method and accordingly are exposed to some level of volatility. Under this method, the contracts are carried at their fair value on our Condensed Consolidated Balance Sheets within Other assets and Other liabilities. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate market during the period. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

We enter into limited types of derivative contracts, including interest rate and cross currency interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage foreign currency exposures. Our primary foreign currency market exposures include the Japanese Yen, Euro, British Pound Sterling, Canadian Dollar and Brazilian Real. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk not recognized in our financial statements. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Some of our derivative and other material contracts at March 31, 2007 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 30 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

The information set forth under Note 11-Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 1A Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2006 Annual Report. The Risk Factors remain applicable from our 2006 Annual Report, with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of March 31, 2007, we had $7.0 billion of total debt ($1.9 billion of which is secured by finance receivables) and $624 million of liabilities to trusts issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance Receivables and On-Lease equipment, was $8.2 billion at March 31, 2007. The total cash, cash equivalents and short-term investments balance was $1.3 billion at March 31, 2007. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of March 31, 2007, total cash, cash equivalents and short-term investments was $1.3 billion, and our borrowing capacity under our 2006 Credit Facility was $1.235 billion, reflecting no outstanding borrowings and $15 million of letters of credit that have been utilized. We also have funding available through various secured borrowing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2006 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2006 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of March 31, 2007, $1.3 billion was outstanding under the Loan Agreement, including similar loan agreements with GE in the U.K. and Canada. These agreements incorporate the financial maintenance covenants contained in the 2006 Credit Facility and contain other affirmative and negative covenants.

At March 31, 2007, we were in full compliance with the covenants and other provisions of the 2006 Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the 2006 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2006 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

We need to successfully integrate Global Imaging into our operations in order to realize all of the anticipated benefits from the transaction.

On April 2, 2007, we announced that we had reached agreement in principal to acquire Global Imaging for approximately $1.5 billion and that we expect the acquisition will be beneficial to Xerox. Our ability to realize the anticipated benefits of this acquisition is subject to certain risks including, but not limited to, regulatory approval for the Global Imaging transaction cannot be obtained; the businesses of Xerox and Global Imaging will not be integrated successfully, or that such integration will take longer than anticipated; the expected cost savings from the Global Imaging transaction will not be achieved or unexpected costs will be incurred; customer retention goals for the Global Imaging transaction will not be met; and disruptions from the Global Imaging transaction will harm relationships with customers, employees and suppliers.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities during the Quarter ended March 31, 2007

During the quarter ended March 31, 2007, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on January 15, 2007: Registrant issued 28,905 deferred stock units (“DSUs”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Hilmar Kopper, Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $17.085 per DSU (aggregate price $493,842), based upon the market value on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2007

Repurchases of Xerox Common Stock, par value $1.00 per Share

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs(2)
January 1 through 31	1,290,000	$17.0170	1,290,000	$478,843,369
February 1 through 28	8,549,400	17.4424	8,549,400	829,721,672
March 1 through 31	3,188,000	16.9403	3,188,000	775,715,882

Total	13,027,400		13,027,400

(1)	Exclusive of fees and costs.
(2)

The original $500 million Stock Repurchase Program was authorized by our Board of Directors in October, 2005. In each of January 2006, July 2006, November 2006 and February 2007 our Board of Directors authorized additional $500 million Stock Repurchase Programs covering the aggregate repurchase of up to $2.5 billion of our common stock, par value $1.00 per share. The most recently adopted program covers purchases through the period ending January 31, 2008. The $2.5 billion is exclusive of fees and expenses. The repurchases under these programs may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

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

XEROX CORPORATION
(Registrant)

Date: April 27, 2007	By:	/s/ Gary R. Kabureck
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