Form 10-Q
period 2007-06-30
XEROX CORP
filed 2007-08-01
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐     No:  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock, $1 par value	935,856,190 shares

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the risk that the future business operations of Global Imaging Systems (“GIS”) will not be successful; the risk that customer retention and revenue expansion goals for the GIS transaction will not be met and that disruptions from the GIS transaction will harm relationships with customers, employees and suppliers; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and our 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION

Form 10-Q

June 30, 2007

		Page
Part I — Financial Information

Item 1.	Financial Statements (Unaudited)	5

	Condensed Consolidated Statements of Income	5

	Condensed Consolidated Balance Sheets	6

	Condensed Consolidated Statements of Cash Flows	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

	Capital Resources and Liquidity	32

	Financial Risk Management	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

Part II — Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 6.	Exhibits	41

Signatures		42

Exhibit Index		43

Agreement and Plan of Merger dated as of April 1, 2007 among Registrant, RG Acquisition I Corp. and Global Imaging Systems, Inc.

Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004.

By-Laws of Registrant, as amended through May 24, 2007.
Form of Sixth Supplemental Indenture, dated as of May 17, 2007, to the June 25, 2003 Indenture.

Form of $2.0 Billion Credit Agreement dated as of April 30, 2007 between Registrant, the lenders named therein, Citibank, N.A. as administrative agent, and Citigroup Global Markets Inc. and J. P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.

Form of $1.0 Billion Credit Agreement dated as of April 30, 2007 between Registrant, the lenders named therein, Citibank, N.A. as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Citigroup Global Markets Inc. and J. P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.

Amendment No. 1 to 2007 Amendment and Restatement of Registrant’s 2004 Performance Incentive Plan.
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

Item 1

PART I—FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2007	2006	2007	2006
Revenues
Sales	$1,976	$1,882	$3,683	$3,548
Service, outsourcing and rentals	2,027	1,884	3,951	3,700
Finance income	205	211	410	424

Total Revenues	4,208	3,977	8,044	7,672

Costs and Expenses
Cost of sales	1,286	1,200	2,370	2,275
Cost of service, outsourcing and rentals	1,148	1,068	2,266	2,128
Equipment financing interest	79	76	157	152
Research, development and engineering expenses	223	230	441	455
Selling, administrative and general expenses	1,081	1,020	2,035	2,003
Restructuring and asset impairment charges	(2)	36	(4)	36
Other expenses, net	78	82	135	150

Total Costs and Expenses	3,893	3,712	7,400	7,199

Income before Income Taxes and Equity Income	315	265	644	473
Income taxes	76	22	178	69
Equity in net income of unconsolidated affiliates	27	17	33	56

Net Income	$266	$260	$499	$460

Basic Earnings per Share	$0.28	$0.27	$0.53	$0.47
Diluted Earnings per Share	$0.28	$0.26	$0.52	$0.46

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$850	$1,399
Short-term investments	20	137

Total cash, cash equivalents and short-term investments	870	1,536
Accounts receivable, net	2,445	2,199
Billed portion of finance receivables, net	285	273
Finance receivables, net	2,636	2,649
Inventories	1,416	1,163
Other current assets	941	934

Total current assets	8,593	8,754
Finance receivables due after one year, net	4,810	4,922
Equipment on operating leases, net	530	481
Land, buildings and equipment, net	1,562	1,527
Investments in affiliates, at equity	835	874
Intangible assets, net	638	286
Goodwill	3,427	2,024
Deferred tax assets, long-term	1,514	1,790
Other long-term assets	1,097	1,051

Total Assets	$23,006	$21,709

Liabilities and Common Shareholders’ Equity
Short-term debt and current portion of long-term debt	$1,258	$1,485
Accounts payable	1,153	1,133
Accrued compensation and benefits costs	554	663
Other current liabilities	1,394	1,417

Total current liabilities	4,359	4,698
Long-term debt	6,733	5,660
Liability to subsidiary trust issuing preferred securities	608	624
Pension and other benefit liabilities	1,448	1,336
Post-retirement medical benefits	1,506	1,490
Other long-term liabilities	803	821

Total Liabilities	15,457	14,629

Common stock, including additional paid-in-capital	4,401	4,666
Treasury stock, at cost	(64)	(141)
Retained earnings	4,699	4,202
Accumulated other comprehensive loss	(1,487)	(1,647)

Total Common Shareholders’ Equity	7,549	7,080

Total Liabilities and Common Shareholders’ Equity	$23,006	$21,709

Shares of common stock issued	939,284	954,568
Treasury stock	(3,428)	(8,363)

Shares of common stock outstanding	935,856	946,205

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net income	$266	$260	$499	$460
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	162	163	314	318
Provisions for receivables and inventory	58	32	94	66
Net gain on sales of businesses and assets	—	(10)	(4)	(12)
(Undistributed) distributed equity in net income of unconsolidated affiliates	(13)	3	(18)	(34)
Stock-based compensation	18	17	35	28
Restructuring and asset impairment charges	(2)	36	(4)	36
Cash payments for restructurings	(60)	(62)	(134)	(142)
Contributions to pension benefit plans	(27)	(248)	(55)	(280)
Increase in inventories	(22)	(85)	(160)	(152)
Increase in equipment on operating leases	(76)	(58)	(145)	(113)
Decrease in finance receivables	82	80	220	235
Increase in accounts receivable and billed portion of finance receivables	(89)	(101)	(116)	(112)
Decrease in other current and long-term assets	58	29	54	29
Increase (decrease) in accounts payable and accrued compensation	11	103	(73)	30
Net change in income tax assets and liabilities	49	(10)	143	2
Net change in derivative assets and liabilities	(26)	(10)	(24)	6
Increase (decrease) in other current and long-term liabilities	5	61	(27)	(7)
Other, net	(6)	20	(24)	9

Net cash provided by operating activities	388	220	575	367

Cash Flows from Investing Activities:
Purchases of short-term investments	—	(54)	(18)	(99)
Proceeds from sales of short-term investments	46	51	136	144
Cost of additions to land, buildings and equipment	(56)	(46)	(108)	(77)
Proceeds from sales of land, buildings and equipment	2	1	6	3
Cost of additions to internal use software	(25)	(18)	(54)	(31)
Proceeds from divestitures and investments, net	—	12	—	150
Acquisitions, net of cash acquired	(1,530)	—	(1,530)	—
Net change in escrow and other restricted investments	19	66	40	(22)

Net cash (used in) provided by investing activities	(1,544)	12	(1,528)	68

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	24	25	58	74
Debt payments on secured financings	(202)	(771)	(432)	(1,105)
Net cash proceeds on other debt	1,009	119	996	791
Payment of liability to subsidiary trust issuing preferred securities	—	—	—	(100)
Preferred stock dividends	—	(15)	—	(29)
Proceeds from issuances of common stock	19	6	51	28
Excess tax benefits from stock-based compensation	6	3	18	10
Payments to acquire treasury stock	(64)	(225)	(289)	(463)
Other	(15)	(1)	(15)	(3)

Net cash provided by (used in) financing activities	777	(859)	387	(797)

Effect of exchange rate changes on cash and cash equivalents	11	11	17	22

Decrease in cash and cash equivalents	(368)	(616)	(549)	(340)
Cash and cash equivalents at beginning of period	1,218	1,598	1,399	1,322

Cash and cash equivalents at end of period	$850	$982	$850	$982

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

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2006 Annual Report to Shareholders, which is incorporated by reference in our 2006 Annual Report on Form 10-K (“2006 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2006 Annual Report.

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

Included in the balance at adoption are $59 of tax positions that are highly certain but for which there is uncertainty about the timing. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these positions would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

We recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within income tax expense. As of the date of adoption, we had $28 of interest and penalties accrued associated with unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. In the U.S. we are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities before 2000.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of FAS 159 are effective for our fiscal year beginning January 1, 2008. We do not believe that the adoption of this statement will have a material effect on our financial condition or results of operations.

Note 3-Acquisition of GIS

On May 9, 2007, we completed our tender offer for Global Imaging Systems, Inc. (“GIS”), a provider of office technology for small and medium businesses in the United States, and acquired 90.4% of GIS stock for cash consideration of $29 per common share. On May 11, 2007, we acquired the remaining outstanding shares of GIS and GIS became a wholly-owned subsidiary of the Company. The acquisition of GIS expanded our access to the U.S. small and mid-size business market. The aggregate purchase price was approximately $1.5 billion, consisting of cash paid for outstanding stock, vested employee stock options and restricted stock and direct transaction costs. In addition, in connection with the closing, we also repaid $200 of GIS’ outstanding bank debt. The acquisition and the repayment of the outstanding bank debt was funded through cash on hand, borrowing of $300 under our bank revolving credit facility and borrowing of $1 billion under an interim bridge credit facility. The interim bridge facility was subsequently repaid on May 17th, using the proceeds from our issuance of $1.1 billion 5.50% Senior Notes due 2012, and terminated in accordance with its terms. The results of operations for GIS are included in our Condensed Consolidated Statements of Income as of May 9, 2007, the effective date of acquisition. Refer to Note 8-Segment Reporting for a discussion of the segment classification of GIS.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values. Goodwill and other intangibles recorded in connection with the acquisition totaled $1.7 billion. Aggregate amortization expense associated with the intangibles recorded in the second quarter of 2007, subsequent to the acquisition date, was $4 based on estimated values for acquired intangible assets.

We are finalizing certain closing date adjustments, including the valuation of intangible assets acquired, therefore the allocation of the purchase price is subject to future refinement.

The preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date as reflected in the financial statements are as follows:

As of May 9, 2007
Current assets (includes cash of $2)	$301
Other long-term assets	41
Intangible assets and goodwill	1,738

Total assets acquired	2,080
Current liabilities	156
Other long-term liabilities	393

Net assets acquired	$1,531

The unaudited pro forma results presented below include the effects of the GIS acquisition as if it had been consummated as of January 1, 2006. The pro-forma results include the amortization associated with the estimated value of acquired intangible assets and interest expense associated with debt used to fund the acquisition. However, pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$4,304	$4,242	$8,435	$8,206
Net income	266	261	503	463
Basic earnings per share	0.28	0.27	0.53	0.47
Diluted earnings per share	$0.28	$0.26	$0.52	$0.46

Note 4-Restructuring Programs

Information related to restructuring program activity during the six months ended June 30, 2007 is outlined below.

Restructuring Activity	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments	Total
Ending Balance December 31, 2006	$293	$44	$—	$337

Restructuring Provision	15	2	1	18
Reversals of prior accruals	(20)	(2)	—	(22)

Net current period charges(1)	(5)	—	1	(4)
Charges against reserve and currency	(123)	(6)	(1)	(130)

Ending Balance June 30, 2007	$165	$38	$—	$203

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Charges to reserve, all programs	$(56)	$(60)	$(130)	$(137)
Asset impairments	—	1	1	1
Effects of foreign currency and other non-cash	(4)	(3)	(5)	(6)

Cash payments for restructurings	$(60)	$(62)	$(134)	$(142)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Production	$(1)	$6	$(4)	$3
Office	1	10	2	8
DMO	(1)	5	—	9
Other	(1)	15	(2)	16

Total net charges	$(2)	$36	$(4)	$36

We expect to incur additional restructuring charges in 2007 of approximately $2 related to initiatives identified to date that have not yet been recognized in the Consolidated Financial Statements as well as expected interest accretion on the reserve.

Note 5-Inventories

The following is a summary of Inventories by major category:

	June 30, 2007	December 31, 2006
Finished goods	$1,198	$967
Work-in-process	71	67
Raw materials	147	129

Total Inventories	$1,416	$1,163

Note 6-Common Shareholders’ Equity

Common shareholders’ equity consisted of:

	June 30, 2007	December 31, 2006
Common stock	$941	$956
Additional paid-in-capital	3,460	3,710
Treasury stock(1)	(64)	(141)
Retained earnings	4,699	4,202
Accumulated other comprehensive loss(2)	(1,487)	(1,647)

Total	$7,549	$7,080

(1)	The following is a summary of the purchases of common stock made under our stock repurchase programs as described in our 2006 Annual Report for the period (shares in thousands):

	Total Authorized Repurchase Programs of $2,500
	Shares	Amount
As of December 31, 2006	8,363	$141
Purchases	16,455	289	*
Less cancellations	(21,390)	(366)

Treasury stock as of June 30, 2007	3,428	$64

*	Includes associated fees of less than $1.

Through June 30, 2007, we have repurchased a cumulative total of 117,068 shares at a cost of $1,791 (including associated fees of $3) under these stock repurchase programs. In July 2007, 3,428 repurchased shares were cancelled upon the Board of Directors approval and were recorded as a reduction to both Common stock of $3 and Additional paid-in-capital of $61.

(2)

As of June 30, 2007, Accumulated other comprehensive loss is composed of cumulative translation adjustments of ($329), other unrealized gains of $2, benefit plans net actuarial losses and prior service credit of ($1,160) including our share of Fuji Xerox. The Fuji Xerox amount includes a charge of ($5) for their initial adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”) as of its fiscal year-end of March 31, 2007.

Comprehensive income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$266	$260	$499	$460
Translation adjustments	170	213	203	293
Changes in benefit plan assets and obligations(1)	(6)	—	6	—
Minimum pension liability(2)	—	(5)	(44)	17

Comprehensive income	$430	$468	$664	$770

(1)	2007 amount includes currency impacts of ($22) and ($24) for the three and six months ended June 30, 2007, respectively.
(2)

Represents our portion of a minimum pension liability adjustment recorded by Fuji Xerox, prior to their adoption of FAS 158 as of March 31, 2007. Refer to our 2006 Annual Report regarding our fourth quarter 2006 adoption of FAS 158.

Note 7-Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest expense(1)	$149	$136	$285	$266
Interest income(2)	$219	$227	$441	$455

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

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

The Production segment includes black-and-white products that operate at speeds over 90 pages per minute (“ppm”) excluding 95 ppm with an embedded controller and color products that operate at speeds over 40 ppm excluding 50 and 60 ppm products with an embedded controller. Products include the Xerox iGen3® digital color production press, Xerox Nuvera™, DocuTech®, DocuPrint® and DocuColor® families, as well as older technology light-lens products. These products are sold predominantly through direct sales channels in North America and Europe to Fortune 1000, graphic arts, government, education and other public sector customers.

The Office segment includes black-and-white products that operate at speeds up to 90 ppm as well as 95 ppm with an embedded controller and color products up to 40 ppm as well as 50 and 60 ppm products with an embedded controller. Products include the suite of CopyCentre®, WorkCentre®, and WorkCentre Pro digital multifunction systems, DocuColor color multifunction products, color laser, solid ink color printers and multifunction devices, monochrome laser desktop printers, digital and light-lens copiers, facsimile products and non-Xerox branded products with similar specifications. These products are sold through direct and indirect sales channels in North America and Europe to global, national and mid-size commercial customers as well as government, education and other public sector customers. Approximately 75% of GIS’ revenue is included in our Office segment representing those sales and services that align to our Office segment.

The DMO segment includes our operations in Latin America, Brazil, the Middle East, India, Eurasia, Central and Eastern Europe, and Africa. This segment’s sales consist of office and production products including a large proportion of office devices and printers that operate at speeds of 11-40 ppm. Management serves and evaluates these markets on an aggregate geographic basis, rather than on a product basis.

The segment classified as Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper), value-added services, Wide Format Systems, Xerox Technology Enterprises, royalty and licensing revenues, GIS network integration solutions and electronic presentation systems, equity net income and non-allocated Corporate items. Value-added services includes the results of our July 2006 acquisition of Amici LLC (now Xerox Litigation Services). Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the Production, Office and DMO segments, including non-financing interest as well as other items included in Other expenses, net.

Operating segment revenues and profitability for the three months ended June 30, 2007 and 2006 were as follows:

	Production	Office	DMO	Other	Total
2007
Total Segment revenues	$1,153	$2,030	$531	$494	$4,208

Segment profit	$82	$226	$37	$2	$347

2006
Total Segment revenues	$1,134	$1,927	$469	$447	$3,977

Segment profit (loss)	$88	$213	$34	$(13)	$322

Operating segment revenues and profitability for the six months ended June 30, 2007 and 2006 were as follows:

	Production	Office	DMO	Other	Total
2007
Total Segment revenues	$2,238	$3,876	$989	$941	$8,044

Segment profit	$182	$458	$53	$16	$709

2006
Total Segment revenues	$2,169	$3,731	$905	$867	$7,672

Segment profit (loss)	$155	$373	$51	$(10)	$569

The following is a reconciliation to pre-tax income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total Segment profit	$347	$322	$709	$569
Reconciling items:
Restructuring and asset impairment charges	2	(36)	4	(36)
Restructuring charges of Fuji Xerox	—	—	(23)	—
Miscellaneous expenses	(7)	(4)	(13)	(4)
Equity in net income of unconsolidated affiliates	(27)	(17)	(33)	(56)

Pre-tax income	$315	$265	$644	$473

Note 9-Investment in Fuji Xerox

Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Fuji Xerox	$25	$15	$30	$53
Other investments	2	2	3	3

Total	$27	$17	$33	$56

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Summary of Operations
Revenues	$2,353	$2,406	$5,003	$4,965
Costs and Expenses	2,192	2,257	4,770	4,589

Income before income taxes	161	149	233	376
Income taxes	55	51	89	146
Minorities’ interests	1	2	3	2

Net income	$105	$96	$141	$228

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. The six months ended June 30, 2007 include after-tax restructuring charges of $23 primarily reflecting employee related costs as part of Fuji Xerox’s continued cost-reduction actions to improve its competitive position.

Note 10-Debt

On April 30, 2007, we amended and restated our $1.25 billion unsecured revolving credit facility that was originally entered into in April 2006 (the “2006 Credit Facility”). The amended and restated facility (the “2007 Credit Facility”) increased the maximum amount available for borrowing to $2 billion and includes a $300 letter of credit subfacility. The 2007 Credit Facility includes provisions that would allow us to increase the overall size of the facility to an aggregate amount not to exceed $2.5 billion. The 2007 Credit Facility matures on April 30, 2012, although we have the right to request a one year extension on each of the first and second anniversaries of the facility.

In May 2007, we issued $1.1 billion of Senior Notes due 2012 (the “2012 Senior Notes”) at 99.613 percent of par, resulting in net proceeds of $1,088. The 2012 Senior Notes accrue interest at the rate of 5.50% per annum, payable semiannually, and as a result of the discount, have a weighted average effective interest rate of 5.590%. In conjunction with the issuance of the 2012 Senior Notes, debt issuance costs of $7 were deferred. The 2012 Senior Notes are subordinated to our secured indebtedness and rank equally with our other existing senior unsecured indebtedness.

Refer to Note 3-Acquisition of GIS for a discussion on the funding of the GIS acquisition including the use of an interim bridge credit facility.

Note 11-Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Retiree Health		Pension Benefits		Retiree Health
	2007	2006	2007	2006	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$59	$62	$5	$5	$120	$126	$9	$11
Interest cost	129	126	21	24	257	251	43	47
Expected return on plan assets	(151)	(144)	—	—	(300)	(281)	—	—
Recognized net actuarial loss	19	26	2	6	37	51	5	13
Amortization of prior service credit	(5)	(5)	(3)	(1)	(10)	(7)	(6)	(4)
Recognized settlement loss	4	14	—	—	12	33	—	—

Net periodic benefit cost	$55	$79	$25	$34	$116	$173	$51	$67

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of net prior service credit	5		3		10		6
Net actuarial losses	(23)		(2)		(49)		(5)

Total recognized in Other comprehensive income(1)	(18)		1		(39)		1

Total recognized in Net periodic benefit cost and Other comprehensive income	$37		$26		$77		$52

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The net of tax amount and the effect of translation adjustments are included within the table in Note 6.

During the six months ended June 30, 2007, we made contributions of $55 and $46 to our pension plans and our other post-retirement benefit plans, respectively. We expect to contribute an additional $75 to our pension plans and $54 to our other post-retirement benefit plans in 2007 for a total of $130 for pension plans and $100 for other post-retirement benefit plans. The 2007 expected pension plan contributions do not include any planned contribution for our domestic tax qualified plans as there are no required contributions to these plans for the 2007 fiscal year. However, we are currently assessing the benefit of additional contributions based on the January 1, 2007 actuarial valuations and projected results as of the end of the 2007 measurement year. Based on this assessment, we may voluntarily decide to contribute to these plans, even though no contribution is required.

Note 12-Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic Earnings per Share:
Net Income	$266	$260	$499	$460
Accrued dividends on Series C Mandatory Convertible Preferred Stock(1)	—	(15)	—	(29)

Adjusted net income available to common shareholders	$266	$245	$499	$431

Weighted Average Common Shares Outstanding	938,916	913,503	942,317	920,422
Basic Earnings per Share	$0.28	$0.27	$0.53	$0.47

Diluted Earnings per Share:
Net Income	$266	$260	$499	$460
Interest on Convertible Securities, net	1	—	1	1

Adjusted net income available to common shareholders	$267	$260	$500	$461

Weighted Average Common Shares Outstanding	938,916	913,503	942,317	920,422
Common shares issuable with respect to:
Stock options	9,130	8,459	8,755	8,884
Restricted stock and performance shares	6,824	3,054	6,193	3,035
Series C Mandatory Convertible Preferred Stock(1)	—	74,797	—	74,797
Convertible securities	1,992	1,992	1,992	1,992

Adjusted Weighted Average Common Shares Outstanding	956,862	1,001,805	959,257	1,009,130

Diluted Earnings per Share	$0.28	$0.26	$0.52	$0.46

(1)	Series C Mandatory Convertible Preferred Stock were converted to common shares in July 2006.

Note 13-Contingencies

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

Other contingencies

Brazil Tax and Labor Contingencies: Our Brazilian operations are involved in various litigation matters and have received, or been the subject of, numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of June 30, 2007, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,060, with the change from December 31, 2006 balance of $960 primarily related to indexation, interest and currency. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2007, we had $178 of escrow cash deposits for matters we are disputing and there are liens on certain Brazilian assets with a net book value of $61 and additional letters of credit of approximately $67. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable of occurring.

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

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the Court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. Xerox and the individual defendants filed their opposition to that motion on June 28, 2005. On or about November 8, 2004, the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164 (“IBEW”) filed a motion to intervene as a named plaintiff and class representative. Separately, on June 8, 2005, IBEW and Robert W. Roten (“Roten”) moved to substitute as lead plaintiffs and proposed class representatives. On May 12, 2006, the Court denied, without prejudice to refiling, plaintiffs’ motion for class certification, IBEW’s motion to intervene and serve as named plaintiff and class representative, and IBEW and Roten’s joint motion to substitute as lead plaintiffs and proposed class representatives. The Court also ordered the parties to submit to it a notice to certain putative class members to inform them of the circumstances surrounding the withdrawal of several lead plaintiffs, and to advise them of the opportunity to express their desire to serve as a representative of the putative class. On July 25, 2006, the Court so-ordered a form of notice, and plaintiffs thereafter distributed the notice. Thereafter, Roten, Robert Agius (“Agius”) and Georgia Stanley (“Stanley”) filed applications to be considered lead plaintiff. On November 13, 2006, IBEW, Roten, Agius and Stanley filed a motion for appointment as additional lead plaintiffs. Defendants filed their response on November 28, 2006. On February 2, 2007, the Court granted the motion of IBEW, Roten, Agius and

Stanley and appointed them as additional lead plaintiffs. On February 15, 2007, lead plaintiffs IBEW, Roten, Agius, Stanley and Thomas Dalberth filed their renewed motion for class certification. On July 18, 2007, the Court entered an order denying plaintiffs’ renewed motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the Court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. The defendants’ motion to dismiss the second consolidated amended complaint was denied, as moot. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of an expanded class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; the other alleging that the individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss the complaint. On July 13, 2005, the Court denied the motion. On October 31, 2005, the defendants answered the complaint. On January 19, 2006, plaintiffs filed a motion for class certification. On July 18, 2007, the Court entered an order denying plaintiffs’ motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. Plaintiffs have filed notices of withdrawal of proposed class representatives Sol Sachs, Leonard Nelson and Fernan Cepero. The Court has approved plaintiffs’ notice of withdrawal of proposed class representative Fernan Cepero. The parties are engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Three additional class actions (Hopkins, Uebele and Saba) were subsequently filed in the same court making substantially similar claims. On October 16, 2002, the four actions were consolidated as In Re Xerox Corporation ERISA Litigation. On November 15, 2002, a consolidated amended complaint was filed. A fifth class action (Wright) was filed in the District of Columbia. It has been transferred to Connecticut and consolidated with the other actions. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that all the foregoing defendants were fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the interest of Plan participants. The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. Plaintiffs also claim that defendants failed to invest Plan assets prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent, and failed to avoid conflicts of interest. The complaint does not specify the amount of damages sought. However, it asks that the losses to the Plans be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. Defendants filed a motion to dismiss the complaint for failure to state claim. The plaintiffs subsequently filed a motion for class certification and a motion to commence discovery. Defendants opposed both motions, contending that both are premature before there is a decision on their motion to dismiss. On March 31, 2006, the Court granted defendants’ motion to postpone consideration of class certification pending disposition of defendants’ motion to dismiss, and granted plaintiffs’ motion to commence formal discovery. On April 17, 2007, the Court ruled on the motion to dismiss, granting it in part and denying it in part, and giving the plaintiffs an opportunity to replead. In essence, the Court stated that the class period does not extend past the date on which the complaint was filed, November 15, 2002. The Court also required the plaintiffs to plead with greater specificity with regard to which defendants are alleged to have breached which duties, and granted the motion with respect to the duty of loyalty count, agreeing with defendants that ERISA does not require fiduciaries to avoid conflicts of interest but rather sets a loyalty standard to which fiduciaries must adhere when faced with a conflict of interest. However, the Court did give the plaintiffs leave to replead the duty of loyalty count. Further, the Court granted the motion as to plaintiffs’ prayer for relief seeking to enjoin the defendants from violating ERISA, holding that an injunction must be more specific than a simple command that the defendants obey the law. The Court denied the motion as to the prudence count and the monitoring count, ruling that further fact development is needed as to those counts, and, on the disclosure count, determined that plaintiffs have set forth a claim, rejecting defendants’ assertion that SEC filings made by the Company in its corporate capacity and required by the federal securities laws cannot be the basis of a fiduciary breach under ERISA even if subsequently included in disclosures made directly to plan participants. Finally, the Court held that the plaintiffs are not precluded from pursuing their claims under section 502(a)(2) merely because any recovery will not be shared by all participants in the plan but rather by a sub-class of participants who had invested in Xerox stock during the class period. Also on April 17, 2007, the Court denied plaintiffs’ motion to certify a class and said that subject needs to be addressed in a scheduling conference that the Court will convene in the future. The plaintiffs subsequently filed a Second Consolidated Amended Complaint, alleging that some or all defendants breached their ERISA fiduciary duties during 1997-2002 by (1) maintaining the Xerox Stock Fund as an investment option under the Plan; (2) failing to monitor the conduct of Plan fiduciaries; and (3) misleading Plan participants about Xerox stock as an investment option under the Plans. On July 18, 2007, Defendants answered the new complaint and also filed a partial motion to dismiss. Discovery is underway. The Company and the other defendants deny any wrongdoing and will continue to vigorously defend the action. At this stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced on January 18, 2005, MPI Technologies, Inc. and MPI Tech S.A. (collectively “MPI”) sought damages from Xerox Corporation and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement made as of March 15, 1994 between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. On September 9, 2005, the arbitration panel rendered its decision, holding in part that the Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. On December 12, 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest resulting in an award of $13 for pre- and post-judgment interest. In June 2006, Xerox’s application for judicial review of the award, seeking to have the award set aside in its entirety, was heard by the Ontario Superior Court in Toronto. The Ontario Superior Court issued a decision on November 30, 2006 dismissing Xerox’s appeal. In December 2006, Xerox released all monies and software it had placed in escrow prior to its application for review in satisfaction of the arbitration panel’s final award. On January 30, 2007, Xerox and XCL served an arbitration claim against MPI seeking a declaratory award concerning the preclusive effect of the remedy awarded by the prior arbitration panel. On March 27, 2007, MPI delivered to Xerox a statement of defense and counterclaim in response to Xerox’s arbitration claim. MPI claims entitlement to an unspecified amount of damages for royalties. In addition, MPI claims damages of $50 for alleged “misuse” of its licensed software by Xerox after December 2006. MPI also claims entitlement to unspecified amounts of pre and post-judgment interest and its costs of the arbitration. Xerox delivered a reply and answer to MPI’s defense and counterclaim on May 29, 2007 and MPI delivered a Reply to that pleading on July 5, 2007. Based on the stage of the proceeding, it is not possible to estimate the amount of any material loss or range of material loss that might result from any adverse resolution of any of the claims advanced in such counterclaim.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claims that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for up to $135 coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. However, $10 of the entire amount may be unavailable due to the liquidation of one of the other insurers. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. On December 19, 2003, the Company and individual defendants moved to dismiss the complaint. On November 10, 2004, the Court issued an opinion partially granting and partially denying the motions. Among other things, the Court granted the motions to dismiss all of the claims for rescission and denied plaintiff’s request to replead. The Court denied the Company’s and some of the individual defendants’ motions to dismiss certain claims that seek to limit coverage based on particular provisions in the policy and that at least in part related to settlement with the SEC. Plaintiff filed notices of appeal on January 10, 2005 and February 11, 2005. By order entered on January 3, 2006, the Appellate Division affirmed the portions of the Court’s November 10, 2004 decision which dismissed several of plaintiff’s claims and denied leave to replead. On February 2, 2006, plaintiff moved for reargument or for leave to appeal to the Court of Appeals. On May 30, 2006, the Appellate Division denied plaintiff’s motion. Separately, on February 22, 2005, the defendants filed a motion seeking dismissal of any remaining claims in light of Xerox’s representation that it will not seek coverage from plaintiff for settlement payments to the SEC. By order dated July 12, 2005, the Court denied the motion. On August 23, 2005, defendants moved for leave to reargue the February 22 motion and separately moved for leave to renew the December 19, 2003 motions. On April 10, 2006, the Court issued an order granting those motions, dismissing one cause of action and partially dismissing the two other causes of action that were the subject of those motions. Subsequently, at a status conference on May 4, 2006, the parties appeared before the Court and discussed inconsistencies between the Court’s April 10, 2006 order and its November 10, 2004 decision. As a result, on May 5, 2006 the Court executed an order, which was later rendered on July 27, 2006, withdrawing the April 10, 2006 order and substituting a new order which clarified and confirmed the dismissal of all claims asserted in the original complaint. On August 31, 2006, plaintiff filed a notice of appeal (to the Appellate Division) of the May 5, 2006 order and subsequently filed a withdrawal of such notice of appeal, without prejudice, dated May 11, 2007. On September 5, 2006, plaintiff served a motion to the Court of Appeals seeking leave to appeal directly to that court from the May 5, 2006 order, and seeking review of the Appellate Division’s January 3, 2006 order. On November 20, 2006, the Court of Appeals denied plaintiff’s motion. Plaintiff had earlier filed an amended complaint on February 27, 2006, naming all defendants named in the original complaint and adding four causes of action against Xerox only, as well as a demand for unspecified monetary relief. On May 11, 2006, Xerox served its motion to dismiss the amended complaint and for sanctions. On August 2, 2006, the Court granted Xerox’s motion to dismiss and for sanctions. All claims asserted by National Union now have been dismissed. In accordance with the Court’s instructions during the August 2, 2006 oral argument, Xerox submitted an affidavit, sworn to on August 16, 2006, specifying the precise amount of fees and sanctions requested by Xerox. On September 11, 2006, National Union submitted an opposition to Xerox’s specific request for fees and sanctions and requested a hearing before the Court. The Court has not scheduled a hearing on the fees issues, nor has it issued a decision.

Warren, et al. v. Xerox Corporation: On March 11, 2004, the United States District Court for the Eastern District of New York entered an order certifying a nationwide class of all black salespersons employed by Xerox from February 1, 1997 to the present under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1871. The suit was commenced on May 9, 2001 by six black sales representatives. The plaintiffs allege that Xerox has engaged in a pattern or practice of race discrimination against them and other black sales representatives by assigning them to less desirable sales territories, denying them promotional opportunities, and paying them less than their white counterparts. Although the complaint does not specify the amount of damages sought, plaintiffs do seek, on behalf of themselves and the classes they seek to represent, front and back pay, compensatory and punitive damages, and attorneys’ fees. We deny any wrongdoing. Fact discovery has concluded and expert reports have been exchanged. Following three days of mediation with a private mediator, a tentative settlement agreement was reached, the terms of which are not material to Xerox. On March 16, 2007, the parties submitted the settlement agreement to the Court for preliminary approval. At a status conference held on June 6, 2007, the judge indicated that he would not approve the current version of the settlement agreement. He is concerned that the named plaintiffs may be receiving a disproportionate amount of damages as compared to the other class members. He has directed the parties to revise this aspect of the agreement and bring it back to him. If preliminary approval is obtained, the agreement will then be subject to a fairness hearing at which any objections to the agreement shall be heard. If the Court still finds the agreement to be acceptable, it will give its final approval and administration of the settlement shall commence.

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

On November 17, 2005, Xerox filed its 40-page Reply (plus attachments) with the DCA. Xerox has sent copies of the Xerox Reply to the SEC and DOJ in the United States. In our Reply, we argue that the alleged violations of Indian Company Law by means of alleged improper payments and alleged defaults/failures of the Xerox Modicorp Ltd. board of directors were generally unsubstantiated and without any basis in law. Further, we stated that the Report’s findings of other alleged violations were unsubstantiated and unproven. The DCA (now called the “Ministry of Company Affairs” or “MCA”) will consider our Reply and will let us know their conclusions in the coming months. There is the possibility of fines or criminal penalties if conclusive proof of wrongdoing is found. We have told the DCA that Xerox’s conduct in voluntarily disclosing the initial information and readily and willingly submitting to investigation, coupled with the non-availability of earlier records, warrants complete closure and early settlement. In January 2006, we learned that the DCA has issued a “Show Cause Notice” to certain former executives of Xerox Modicorp Ltd. seeking a response to allegations of potential violations of the Indian Companies Act. We have also learned that Xerox Modicorp Ltd. has received a formal Notice of Enquiry from the Indian Monopolies & Restrictive Trade Practices Commission (“MRTP Commission”) alleging that Xerox Modicorp Ltd. committed unfair trading practices arising from the events described in the DCA investigator’s Report. Following a hearing on August 29, 2006, the MRTP Commission ordered a process with deadlines between Xerox Modicorp Ltd. and the investigating officer for provision of relevant documents to Xerox Modicorp Ltd., after which Xerox Modicorp Ltd. will have four weeks to file its reply. The MRTP Commission scheduled a hearing for framing of the issues on January 9, 2007, but this hearing was delayed. A new hearing was scheduled for January 29, 2007 for consideration of Xerox Modicorp Ltd.’s motion for the MRTP Commission to direct the investigating officer to supply us the relevant documents. At the hearing on January 29th, no additional documents were supplied to us. The MRTP Commission directed us to file our reply to the original Notice of Enquiry within four weeks. At a hearing on April 2, 2007, the investigating officer requested another copy of our reply for the purpose of filing a response. A further time of four weeks to file this response was granted, and the next hearing date was set for May 15, 2007 for further consideration and framing of issues. The matter was heard on May 15, 2007, but the investigating officer sought additional time to file his response, which in fact was filed on June 27, 2007. The Commission has rescheduled the matter for August 17, 2007 for further proceedings. Our Indian subsidiary plans to contest the Notice of Enquiry and has been fully cooperating with the authorities.

In March 2005, following the completion of a share buy-back program that increased our controlling ownership interest in our Indian subsidiary to approximately 89% from approximately 86% at year-end 2004, we changed the name of our Indian subsidiary to Xerox India Ltd.

Note 14-Subsequent Events

Private placement

On July 19, 2007, we priced a zero coupon bond in a private placement transaction. The bond closed on July 30, 2007, and we received net proceeds of approximately $300. The bond has a final maturity of July 30, 2022 with a final amount due at maturity of $706. The bond is putable annually at the option of the holder beginning July 30, 2009.

Termination of financing programs with GE

Consistent with our intent to reduce secured debt, in November 2006, we delivered notice to GE that moved the final funding date for the U.K. secured funding program to June 2007. In July 2007, we gave notice to GE to repay in full the outstanding loan under this program. We repaid the £293 million aggregate outstanding amount of the loan (U.S. $593) on July 31, 2007, using a combination of the proceeds from the private placement described above, a $75 borrowing under our 2007 Credit Facility and cash on hand. In July 2007, we also delivered notice to GE to terminate our secured borrowing program in Canada effective July 31, 2008.

DLL Joint Venture

In July 2007, we completed a transaction with De Lage Landen (“DLL”) to purchase their 51% ownership interest in our lease financing joint venture in the Netherlands (the “DLL Joint Venture”) for approximately $25. In connection with the purchase, the secured borrowings to DLL of approximately $153 were repaid and the related finance receivables are no longer encumbered. To fund the purchase and repayment we borrowed approximately $161 of unsecured debt due July 1, 2008. Other than the repayment of the secured debt and the new unsecured borrowing, the effects from this transaction will be immaterial as the DLL Joint Venture will continue to be consolidated in our financial statements.

Item 2

XEROX CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition and results of operations of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

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

Summary

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change
Equipment sales	$1,141	$1,109	3%	$2,072	$2,056	1%
Post sale and other revenue(1)	2,862	2,657	8%	5,562	5,192	7%
Finance income	205	211	(3)%	410	424	(3)%

Total Revenues	$4,208	$3,977	6%	$8,044	$7,672	5%

Reconciliation to Condensed Consolidated Statements of Income
Sales	$1,976	$1,882		$3,683	$3,548
Less: Supplies, paper and other sales	(835)	(773)		(1,611)	(1,492)

Equipment sales	$1,141	$1,109		$2,072	$2,056

Service, outsourcing and rentals	$2,027	$1,884		$3,951	$3,700
Add: Supplies, paper and other sales	835	773		1,611	1,492

Post sale and other revenue	$2,862	$2,657		$5,562	$5,192

Memo: Color(2)	$1,531	$1,364		$2,954	$2,578

(1)

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

(2)	Color revenues represent a subset of total revenues and exclude GIS revenues.

Second quarter 2007 total revenues grew 6% compared to the second quarter 2006. Our consolidated results include the results of Global Imaging Systems (“GIS”) since May 9, 2007, the effective date of the acquisition. When including GIS in our 2006 results3, second quarter 2007 total revenue grew 1%. Currency had a 2-percentage point positive impact on total revenues in the quarter. Total revenues included the following:

•

7% increase in post sale, financing and other revenue, or 4% including GIS in our 2006 results[3]. This included a 2-percentage point benefit from currency. Growth in GIS, color products, DMO, document management services and paper more than offset a decline in black-and-white digital office revenue and light lens products.

•

8% increase in service, outsourcing, and rentals revenue to $2,027 million reflected the inclusion of GIS, growth in technical service and document management services revenue. Supplies, paper, and other sales of $835 million grew 8% year-over-year due to the inclusion of GIS, growth in DMO and increased paper revenue.

•

3% increase in equipment sales revenue, or 4% decrease including GIS in our 2006 results[3]. This included a 2-percentage point benefit from currency. Growth in office color multifunction and production color install activity was more than offset by overall price declines between 5% and 10%, declines in production black-and-white products and color printers, as well as an increased proportion of equipment installed under operating lease contracts where revenue is recognized over-time in post sale. More than two-thirds of the second quarter 2007 equipment sales were generated from products launched in the past 24 months.

•	12% growth in color revenue[2]. Color revenue of $1,531 million comprised 38% of total revenue in the second quarter 2007, excluding GIS, compared to 34% in the second quarter 2006[4], reflecting:

•	17% growth in color post sale and other revenue. Color represented 34% of post sale and other revenue in the second quarter 2007, excluding GIS, versus 31% in the second quarter 2006[4].

•	5% growth in color equipment sales revenue. Color sales represented 48% of total equipment sales in the second quarter 2007, excluding GIS, versus 44% in the second quarter 2006[4].

Total revenues for the six months ended June 30, 2007 increased 5% compared to the prior year period, or 3% including GIS in our 2006 results3. Currency had a 3-percentage point positive impact on total revenues. Total revenues included the following:

•

6% increase in post sale, financing and other revenue, or 5% including GIS in our 2006 results[3]. This included a 2-percentage point benefit from currency. Growth in GIS, color products, DMO, and paper more than offset a decline in black-and-white digital office and light lens products.

•

7% increase in service, outsourcing, and rentals revenue to $3,951 million reflected the inclusion of GIS as well as growth in technical service and document management services revenue. Supplies, paper, and other sales of $1,611 million grew 8% year-over-year due to the inclusion of GIS as well as growth in DMO, increased paper revenue and increased supplies associated with strong color installations in previous periods.

•

1% increase in equipment sales, or a decrease of 3% including GIS in our 2006 results[3] . This included a 2-percentage point benefit from currency. Growth in GIS equipment sales as well as in office color multifunction and high-end production color install activity was more than offset by overall price declines between 5% and 10%, an increased proportion of equipment installed under operating lease contracts, declines in production black-and-white products and color printers.

•

15% growth in color revenue[2]. Color revenue of $2,954 million comprised 38% of total revenue during the six months ended June 30, 2007, excluding GIS, compared to 34% in the six months ended June 30, 2006[4], reflecting:

•	19% growth in color post sale and other revenue. Color represented 34% and 30% of post sale and other revenue, excluding GIS, in the six months ended June 30, 2007 and 2006, respectively.

•	7% growth in color equipment sales. Color sales represented 48% and 43% of total equipment sales, excluding GIS, in the six months ended June 30, 2007 and 2006[4], respectively.

•	29% growth in color pages. Color pages represented 12% of total pages, excluding GIS, during the six months ended June 30, 2007 versus 9% in corresponding period of 2006[4].

(3)

The percentage point impacts from GIS reflect the revenue growth year over year after including GIS’ estimated results from May 9th through June 30th in 2006. See page 36 for an explanation of this non-GAAP measure.

(4)

For the three and six months ended June 30, 2007, total color, color post sale and other, and color equipment sales revenues comprised 36%, 33% and 45%, respectively, and 37%, 33% and 46%, respectively, if calculated on total, total post sale and other, and total equipment sales revenues, including GIS. GIS is excluded from the ratios presented, as the breakout of the information required to make this computation for all periods is not available.

Net Income

Second quarter 2007 net income of $266 million, or $0.28 per diluted share, increased $6 million or $0.02 per diluted share from the second quarter 2006.

Second quarter 2006 net income of $260 million, or $0.26 per diluted share, included a $46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits, as well as restructuring charges of $36 million ($25 million after-tax) and a $13 million charge ($9 million after-tax) for the write-off of remaining unamortized deferred debt issuance costs as a result of the termination of our 2003 Credit Facility.

Net income for the six months ended June 30, 2007 of $499 million, or $0.52 per diluted share, increased $39 million, or $0.06 per diluted share, from the six months ended June 30, 2006 primarily reflecting:

•	Gross profit increase of $134 million due to increased revenue of $372 including the addition of GIS.

•

Reductions of $55 million in restructuring and asset impairment charges and Other expenses, net as the prior year includes restructuring charges of $36 million ($25 million after-tax) and a $13 million charge ($9 million after-tax) from the write-off of the remaining unamortized deferred debt issuance costs as a result of the termination of our 2003 Credit Facility.

•

Higher income tax expense of $109 million due to higher pre-tax income as well as 2006 including a $46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits and a $24 million after-tax benefit from the resolution of certain tax matters associated with our 1999-2003 Internal Revenue Service (“IRS”) audit.

•	A decrease in equity income of $23 million attributable to a $23 million charge in the first quarter of 2007 for our share of a Fuji Xerox restructuring charge.

Operations Review

	Three Months Ended June 30,
(in millions)	Production	Office	DMO	Other	Total
2007
Equipment sales	$302	$624	$165	$50	$1,141
Post sale and other revenue	772	1,286	364	440	2,862
Finance income	79	120	2	4	205

Total Revenues	$1,153	$2,030	$531	$494	$4,208

Operating Profit	$82	$226	$37	$2	$347

Operating Margin	7.1%	11.1%	7.0%	0.4%	8.2%

2006
Equipment sales	$333	$598	$140	$38	$1,109
Post sale and other revenue	720	1,204	327	406	2,657
Finance income	81	125	2	3	211

Total Revenues	$1,134	$1,927	$469	$447	$3,977

Operating Profit	$88	$213	$34	$(13)	$322

Operating Margin	7.8%	11.1%	7.2%	(2.9)%	8.1%

	Six Months Ended June 30,
(in millions)	Production	Office	DMO	Other	Total
2007
Equipment sales	$557	$1,139	$295	$81	$2,072
Post sale and other revenue	1,524	2,494	691	853	5,562
Finance income	157	243	3	7	410

Total Revenues	$2,238	$3,876	$989	$941	$8,044

Operating Profit	$182	$458	$53	$16	$709

Operating Margin	8.1%	11.8%	5.4%	1.7%	8.8%

2006
Equipment sales	$589	$1,128	$266	$73	$2,056
Post sale and other revenue	1,417	2,352	635	788	5,192
Finance income	163	251	4	6	424

Total Revenues	$2,169	$3,731	$905	$867	$7,672

Operating Profit	$155	$373	$51	$(10)	$569

Operating Margin	7.1%	10.0%	5.6%	(1.2)%	7.4%

See Note 8 – Segment Reporting in the Condensed Consolidated Financial Statements for further discussion on our segment operating revenues and segment operating profit.

•	Approximately 75% of GIS revenue is included in the Office segment, representing those sales and services that align to our Office segment, and 25% in the Other segment.

•	Install activity percentages include the Xerox-branded shipments to GIS.

Production

Revenue

Second quarter 2007 Production revenue of $1,153 million increased 2%, including a 4-percentage point benefit from currency, reflecting:

•	7% increase in post sale and other revenue, including a 3-percentage point benefit from currency, as growth from digital products more than offset declines in revenue from older light lens technology.

•

9% decrease in equipment sales revenue, including a 3-percentage point benefit from currency, driven primarily from declines in production black-and-white systems and an increased proportion of equipment installed under operating lease contracts where revenue is recognized over-time in post sale.

•	7% decline in installs of production black-and-white systems including a decline in installs of high-volume production printing systems partially offset by Xerox Nuvera® systems install growth.

•	4% growth in installs of production color products driven by DocuColor® 5000, 8000 and iGen3® activity.

Production revenue for the six months ended June 30, 2007 of $2,238 million increased 3%, including a 3-percentage point benefit from currency, reflecting:

•	8% increase in post sale and other revenue, including a 4-percentage point benefit from currency, as growth from digital products more than offset declines in revenue from older light lens technology.

•

5% decrease in equipment sales revenue, including a 4-percentage point benefit from currency, driven primarily from declines in production black-and-white systems and an increased proportion of equipment installed under operating lease contracts.

•

7% decline in installs of production black-and-white systems including a decline in installs of high-volume production printing systems partially offset by growth in installs of light production systems.

•	4% growth in installs of production color products driven by DocuColor® 5000, 8000 and iGen3® activity.

Operating Profit

Second quarter 2007 Production profit of $82 million decreased $6 million from second quarter 2006 reflecting lower gross profit partially offset by lower R,D&E and SAG expenses reflecting, in part, the benefits from 2006 restructuring programs. Operating profit margin decreased 0.7-percentage points in the second quarter 2007.

For the six months ended June 30, 2007, Production profit of $182 million increased $27 million from the six months ended June 30, 2006. Operating profit margin also increased 1.0-percentage point during this period. These increases are primarily the result of lower R,D&E and SAG expenses reflecting, in part, the benefits from 2006 restructuring programs.

Office

Revenue

Second quarter 2007 Office revenue of $2,030 million increased 5%, including a 2-percentage point benefit from currency, reflecting:

•

7% increase in post sale and other revenue, including a 3-percentage point benefit from currency, reflecting growth in revenue as a result of the inclusion of GIS as well as growth from color multifunction devices and color printers.

•	4% increase in equipment sales revenue, including a 2-percentage point benefit from currency, reflecting growth in revenue as a result of the inclusion of GIS.

•	54% color multifunction device install growth led by strong demand for Xerox WorkCentre® products was offset by declines in price and color printers, as well as mix in black-and-white products.

•	7% increase in black-and-white copiers and multifunction devices, including 7% growth in Segment 1&2 products (11-30 ppm) and 9% growth in Segment 3-5 products (31-90 ppm).

•	13% decline in color printers due to lower OEM sales.

Office revenue during the six months ended June 30, 2007 of $3,876 million increased 4%, including a 3-percentage point benefit from currency, from the 2006 comparable period reflecting:

•

6% increase in post sale and other revenue, including a 3-percentage point benefit from currency, reflecting growth in revenue from the inclusion of GIS as well as growth from color multifunction devices and color printers.

•

1% increase in equipment sales revenue, including a 2-percentage point benefit from currency, primarily reflecting the inclusion of GIS. 62% color multifunction device install growth led by strong demand for Xerox WorkCentre® products was offset by declines in price and color printers, as well as mix in black-and-white products.

•	1% increase in black-and-white copiers and multifunction devices was the result of 10% growth in Segment 3-5 products (31-90 ppm) partially offset by a 1% decline in Segment 1&2 products (11-30 ppm).

•	16% decline in color printers due to lower OEM sales.

Operating Profit

Second quarter 2007 Office profit of $226 million increased $13 million from second quarter 2006 as a result of higher gross profit due to increased revenue primarily as a result of the inclusion of GIS.

For the six months ended June 30, 2007, Office profit of $458 million increased $85 million from the 2006 comparable period. Operating profit margin increased 1.8-percentage points during this period. These increases were primarily due to higher gross profit reflecting increased revenue partially as a result of the inclusion of GIS. Partially offsetting the increase in gross profit was higher SAG expenses likewise as result of the inclusion of GIS.

DMO

Revenue

DMO revenue for the three and six months ended June 30, 2007 increased by $62 million and $84 million, or 13% and 9%, respectively, from the comparable periods of 2006 reflecting:

•	11% and 9% increases, respectively, in post sale and other revenue driven primarily by increased supplies, document management services and paper revenue.

•

18% and 11% increases, respectively, in equipment sales revenue reflecting install growth in office multifunction color, light production black-and-white and production color systems. DMO equipment sales consist of Office and Production products, including a large proportion of sales of Segment 1&2 office products.

Operating Profit

Second quarter 2007 DMO profit of $37 million increased $3 million from the second quarter of 2006. For the six months ended June 30, 2007, DMO profit of $53 million increased $2 million from the comparable period in the prior year. These increases were primarily the result of higher gross profit from increased revenue partially offset by increased SAG expenses reflecting increased advertising and promotional spending.

Other

Revenue

Second quarter 2007 Other revenue of $494 million increased 11% over the second quarter of 2006, including a 2-percentage point benefit from currency. During the six months ended June 30, 2007, Other revenue of $941 million increased 9% over the corresponding period in 2006, including a 3-percentage point benefit from currency. These increases were primarily attributable to the inclusion of GIS as well as increased paper and value-added services revenue. Paper comprised approximately half of Other segment revenue for the three and six months ended June 30, 2007.

Operating Profit

For the three and six months ended June 30, 2007 Other profit of $2 million and $16 million increased $15 million and $26 million, respectively, from the comparable periods in 2006. These increases are the result of additional value-added services revenue, including the benefits from our 2006 acquisition of Amici (now Xerox Litigation Services).

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
Gross Margin
Sales	34.9%	36.2%	(1.3)	pts	35.7%	35.9%	(0.2)	pts
Service, outsourcing and rentals	43.4%	43.3%	0.1	pts	42.6%	42.5%	0.1	pts
Financing income	61.5%	64.0%	(2.5)	pts	61.7%	64.2%	(2.5)	pts
Total	40.3%	41.1%	(0.8)	pts	40.4%	40.6%	(0.2)	pts

Second quarter 2007 total gross margin of 40.3% decreased 0.8-percentage points compared to the second quarter 2006 primarily due to a higher proportion of revenue from lower margin businesses including document management services, paper and DMO. Total gross margin was relatively flat for the six months ended June 30, 2007 as compared to the comparable period of 2006 as price declines and cost improvements mostly offset one another.

Second quarter sales gross margin decreased 1.3-percentage points due to supplies product mix. The impact of prices declines and cost improvements offset one another. Sales gross margin decreased 0.2-percentage points for the six months ended June 30, 2007 as price declines were effectively offset by cost improvements.

Service, outsourcing and rentals margin increased 0.1-percentage points during both periods, as cost and productivity improvements including restructuring savings and other variances more than offset price declines and product mix.

Financing income margin declined 2.5-percentage points during both periods primarily from additional interest expense due to higher interest rates.

Research, Development and Engineering Expenses (“R,D&E”)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
R,D&E % Revenue	5.3%	5.8%	(0.5)	pts	5.5%	5.9%	(0.4)	pts

R,D&E of $223 million and $441 million for the three and six months ended June 30, 2007 decreased $7 million and $14 million, respectively, from prior year comparable periods. R&D of $188 million and $369 million for the three and six months ended June 30, 2007 increased by $2 million and $4 million, respectively. Sustaining engineering costs of $35 million and $72 million for the three and six months ended June 30, 2007 declined by $9 million and $18 million, respectively, primarily in the Production segment reflecting lower spending related to environmental compliance activities and maturing product platforms.

We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
SAG % Revenue	25.7%	25.6%	0.1	pts	25.3%	26.1%	(0.8)	pts

SAG expenses of $1,081 million in the second quarter 2007 were $61 million higher than the second quarter 2006, including a $26 million negative impact from currency. The SAG expense increase reflected the following:

•

$17 million increase in selling expenses reflecting the inclusion of GIS selling expenses. Second quarter 2007 selling reductions include 2006 IPEX trade show expenses not repeated in 2007 and the benefits from 2006 restructuring programs intended to re-align our sales infrastructure.

•	$26 million increase in general and administrative (“G&A”) expenses primarily from the inclusion of GIS expenses.

•

Second quarter 2007 bad debt expense of $39 million increased $18 million from the second quarter 2006 primarily reflecting an increase in reserves involving several customers in a European country. Overall, bad debt expense continues to reflect the favorable trend in write-offs, receivables aging and collections experienced over the past several quarters.

SAG expenses for the six months ended June 30, 2007 of $2,035 million were $32 million higher than the comparable period in 2006, including a $53 million negative impact from currency. The SAG expense change reflected the following:

•

$17 million decrease in selling expenses reflecting the benefits from 2006 restructuring programs intended to re-align our sales infrastructure as well as the second quarter 2006 IPEX trade show expenses not repeated in the second quarter 2007. These decreases were partially offset by the inclusion of GIS selling expenses.

•	$24 million increase in general and administrative (“G&A”) expenses primarily from the inclusion of GIS expenses.

•

Bad debt expense for the six months ended June 30, 2007 of $66 million increased $25 million compared to the comparable period in the prior year primarily as a result of an increase in reserves recorded during the second quarter of 2007 for several customers in a European country.

Worldwide Employment

Worldwide employment of 58,100 at June 30, 2007, increased approximately 4,400 from year-end 2006 primarily reflecting the addition of approximately 4,700 GIS personnel and the hiring of former contract employees in certain Latin American subsidiaries, partially offset by reductions from the 2006 restructuring programs.

Restructuring and Asset Impairment Charges

During the three and six months ended June 30, 2007, we recorded net restructuring reversals of $2 million and $4 million, respectively, primarily due to changes in estimated reserves for prior year initiatives. The restructuring reserve balance as of June 30, 2007, for all programs was $203 million, of which approximately $170 million is expected to be spent over the next twelve months.

In the three and six months ended June 30, 2006, we recorded restructuring charges of $36 million primarily related to headcount reductions of approximately 500 employees primarily in the North American service organizations. Refer to Note 4-Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Non-financing interest expense	$70	$60	$128	$114
Interest income	(14)	(16)	(31)	(31)
Gains on sales of businesses and assets	—	(10)	(4)	(12)
Currency (gains) losses, net	(1)	10	2	24
Amortization of intangible assets	10	10	16	20
Legal matters	1	10	1	13
Other, net	12	18	23	22

Total	$78	$82	$135	$150

Non-Financing Interest Expense

Non-financing interest expense for the three and six months ended June 30, 2007 was $10 million and $14 million higher than the prior year comparable periods, due to higher interest rates as well as higher average debt balances.

Gains on Sales of Businesses and Assets

Gains during the three and six months ended June 30, 2006 primarily consisted of a $10 million gain from the second quarter 2006 receipt from escrow of additional proceeds related to our sale of Integic in the first quarter 2005. The proceeds were placed in escrow upon the sale of Integic pending completion of an indemnification period that ended in May 2006.

Currency (Gains) Losses, net

Net currency gains and losses primarily reflect the mark-to-market of derivative contracts which economically hedge the cost of anticipated foreign currency denominated payments. The changes from 2006 are primarily attributable to currency fluctuations.

Amortization of Intangible Assets

Amortization of intangible assets expense of $10 million and $16 million for the three and six months ended June 30, 2007, respectively, reflects increased amortization expense of approximately $4 million associated with intangible assets acquired as part of our acquisition of GIS as well as a decrease associated with the end of the amortization period for certain acquired intangible assets from previous acquisitions.

Legal Matters

Legal expenses of $10 million and $13 million for the three and six months ended June 30, 2006, respectively, primarily included charges of $19 million associated with probable losses from various legal matters partially offset by $12 million of proceeds from the resolution of the Palm litigation matter in the second quarter 2006.

Other, net

Other, net of $18 million and $22 million for the three and six months ended June 30, 2006, respectively, included a $13 million write-off of unamortized deferred debt issuance costs associated with the termination of our 2003 Credit Facility.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Pre-tax income	$315	$265	$644	$473
Income tax expense	76	22	178	69
Effective tax rate	24.1%	8.3%	27.6%	14.6%

The effective tax rates for the three and six months ended June 30, 2007 of 24.1% and 27.6% were lower than the U.S. statutory tax rate of 35.0% primarily reflecting tax benefits from the utilization of foreign tax credits and the geographical mix of income before taxes and the related effective tax rates in those jurisdictions.

The second quarter 2006 effective tax rate of 8.3% was lower than the U.S. statutory tax rate primarily reflecting tax benefits of $46 million from the resolution of certain tax issues associated with foreign tax audits, $11 million from the reversal of a valuation allowance on deferred tax assets associated with foreign net operating loss carry forwards, the geographical mix of income before taxes and the related effective tax rates in those jurisdictions and a tax law change.

The effective tax rate for the six months ended June 30, 2006 of 14.6% was lower than the U.S. statutory rate primarily due to:

•	Tax benefits of $46 million from the resolution of certain tax issues associated with foreign tax audits.

•	Tax benefit of $24 million from the resolution of certain tax issues associated with our 1999-2003 IRS audit.

•	$11 million from the reversal of a valuation allowance on deferred tax assets associated with foreign net operating loss carryforwards.

•	The geographical mix of income and the related effective tax rates in those jurisdictions and a tax law change.

Our effective tax rate is based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related effective tax rates in those jurisdictions, as well as available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remainder of the year will approximate 31%, excluding the effects of any future discrete events and we expect our full year 2007 tax rate to be approximately 30%.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates of $27 million in the 2007 second quarter increased $10 million compared to second quarter 2006 primarily due to our 25% share of Fuji Xerox’s higher net income. For the six months ended June 30, 2007, equity in net income of unconsolidated affiliates decreased $23 million compared to the same period of 2006. The decline was attributable to a $23 million charge representing our share of a 2007 Fuji Xerox restructuring charge.

Capital Resources and Liquidity

The following table summarizes our cash flows and cash, cash equivalents and short-term investments as of and for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
(in millions)	2007	2006	Amount Change
Net Cash provided by operating activities	$575	$367	$208
Net Cash (used in) provided by investing activities	(1,528)	68	(1,596)
Net Cash provided by (used in) financing activities	387	(797)	1,184
Effect of exchange rate changes on cash and cash equivalents	17	22	(5)

Decrease in cash and cash equivalents	(549)	(340)	(209)
Cash and cash equivalents at beginning of period	1,399	1,322	77
Cash and cash equivalents at end of period	850	982	(132)

Short-term investments	20	199	(179)

Total cash, cash equivalents and short-term investments	$870	$1,181	$(311)

Cash Flows from Operating Activities

Net cash provided by operating activities of $575 million for the six months ended June 2007 increased $208 million from the six months ended June 2006 primarily due to the following:

•	$131 million increase in pre-tax income before restructuring charges.

•	$226 million increase due to a pension plan contribution made in the second quarter of 2006 that was not repeated in the second quarter 2007.

•	$103 million decrease primarily due to a reduction in accounts payable based on timing of payments to suppliers.

•	$32 million decrease due to higher installs of equipment recorded as equipment on operating leases.

•	$4 million decrease due to higher accounts receivable, reflecting our increased revenue partially offset by a $57 million sale of receivables in second quarter 2007.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,528 million for the six months ended June 2007. The decrease in cash flow of $1,596 million from the six months ended June 2006 was primarily due to the following:

•	$1,530 million decrease due to the acquisition of GIS.

•

$150 million decrease primarily as a result of a $119 million 2006 distribution related to the sale of investments held by Ridge Re and a $21 million distribution from the liquidation of our investment in Xerox Capital LLC in 2006.

•	$54 million decrease due to higher capital expenditures and internal use software.

•	$73 million increase due to higher net proceeds from sales of short-term investments as we continue to liquidate our portfolio of such investments.

•

$62 million increase in escrow and restricted investments primarily due to 2006 including a $103 million escrow deposit related to the MPI litigation matter, partially offset by lower net releases of restricted cash in 2007.

Cash Flows from Financing Activities

Net cash provided by financing activities was $387 million for the six months ended June 2007. The increase in cash flow of $1,184 million from the six months ended June 2006 was primarily due to the following:

•	$657 million increase due to lower net repayments of secured financing.

•

$205 million increase due to higher net cash proceeds from unsecured debt. This reflects the May 2007 issuance of the $1.1 billion Senior Notes, as compared to the March 2006 issuance of the $700 million Senior Notes, partially offset by higher net repayments on all other unsecured debt in 2007 as compared to 2006.

•	$174 million increase due to lower purchases under our share repurchase program.

•	$100 million increase due to the first quarter 2006 payment of our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares.

•	$29 million increase relating to the 2006 payment of preferred stock dividends. The conversion of our Series C Mandatory Convertible Preferred Stock occurred in the third quarter 2006.

•	$23 million increase due to higher proceeds from the issuance of common stock from increases in exercised stock options.

Customer Financing Activities and Debt

The following represents our total finance assets associated with our lease and finance operations (in millions):

	June 30, 2007	December 31, 2006
Total Finance receivables, net(1)	$7,731	$7,844
Equipment on operating leases, net	530	481

Total Finance Assets, net	$8,261	$8,325

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

Refer to Note 14-Subsequent Events in the Condensed Consolidated Financial Statements for information related to our DLL Joint Venture and the termination of certain secured financing programs with GE.

As of June 30, 2007, approximately 22% of total debt was secured by finance receivables and other assets compared to 29% at December 31, 2006.

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

Our credit ratings as of June 30, 2007 were as follows:

	Senior Unsecured Debt	Outlook	Comments
Moody’s Investors Service(1)	Baa3	Positive	The Moody’s rating was upgraded from Ba1 in November 2006. Moody’s affirmed the positive outlook on April 2, 2007.

Standard & Poors (“S&P”)(2)	BBB-	Stable	The S&P rating was upgraded from BB+ to investment grade, BBB-, in May 2007. Outlook is stable.

Fitch Ratings(3)	BBB-	Stable	The Fitch rating was upgraded from BB+ in August 2006. The stable outlook was affirmed on April 2, 2007.

(1)

In November 2006, Moody’s upgraded the Senior Unsecured rating from Ba1 to Baa3, a one notch upgrade. Moody’s maintains a Positive Outlook on the credit. In conjunction with the upgrade to investment grade ratings for the senior unsecured debt, Moody’s has withdrawn all Loss Given Default assessments and Speculative Grade Liquidity ratings as they are only appropriate for non-investment grade issuers. Moody’s ratings upgrades also included: Senior unsecured shelf registration to Baa3 from Ba1; Trust preferred to Ba1 from Ba2; subordinated shelf registration to Ba1 from Ba2 and preferred shelf registration to Ba1 from Ba2. On April 2, 2007, Moody’s affirmed its ratings and positive outlook on Xerox, stating they are not affected by our acquisition of GIS.

(2)

In May 2007, S&P upgraded the Senior Unsecured and Corporate Credit ratings from BB+ to BBB-, investment grade, with a stable outlook. At the same time, S&P upgraded the ratings on Subordinated debt from BB- to BB+ and Preferred Stock from B+ to BB. The ratings upgrade followed our announcement that we completed our tender offer for GIS.

(3)

In August 2006, Fitch upgraded its debt ratings and assigned a stable outlook on Xerox. Fitch had upgraded the senior unsecured debt of Xerox from BB+ to BBB- and also upgraded the Trust Preferred securities from BB- to BB, both one notch upgrades. On April 2, 2007, Fitch affirmed Xerox’s ratings and stable outlook following Xerox’s announcement of an agreement in principal to acquire GIS.

Our credit ratings, which are periodically reviewed by major rating agencies, have substantially improved over the past three years. We are currently rated investment grade by Moody’s Investors Service, S&P and Fitch Ratings.

Acquisition of GIS:

Refer to Note 3-Acquisition of GIS in the Condensed Consolidated Financial Statements for additional information regarding this acquisition.

The acquisition of GIS resulted in an increase in our minimum operating lease commitments reported in our 2006 Annual Report on Form 10-K of approximately $65 million.

2007 Credit Facility:

In April 2007, we amended and restated our $1.25 billion unsecured revolving credit facility that was originally entered into in April 2006 (the “2006 Credit Facility”). The amended and restated facility (the “2007 Credit Facility”) increased the maximum amount available for borrowing to $2 billion and includes a $300 million letter of credit subfacility. Refer to Note 10-Debt in the Condensed Consolidated Financial Statements for additional information regarding the amendment.

2012 Senior Notes:

In May 2007, we issued $1.1 billion of Senior Notes due 2012. Refer to Note 10-Debt in the Condensed Consolidated Financial Statements for additional information regarding these notes.

Summary—Financial Flexibility and Liquidity:

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of June 30, 2007, total cash, cash equivalents and short-term investments was $870 million and our borrowing capacity under our 2007 Credit Facility was $1.575 billion, reflecting outstanding borrowings of $410 million and $15 million of letters of credit that have been utilized. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative and other material contracts at June 30, 2007 may require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Non-GAAP Financial Measures

We reported our financial results in accordance with generally accepted accounting principles (“GAAP”). In addition, we discussed our results for the three and six months ended June 30, 2007 and 2006 using non-GAAP financial measures. Management believes these measures give investors an additional perspective of revenue trends, as well as the impact of the acquisition of GIS to the Company. To understand these trends in the business, we believe that it is helpful to adjust revenue to determine the impact of the acquisition of GIS to include GIS’ estimated revenue for the comparable 2006 period to determine the impact on revenue growth rates. We refer to this adjusted growth as “adjusted revenue” in the following reconciliation table. Management believes that these non-GAAP financial measures can provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, our reported results prepared in accordance with GAAP. A reconciliation of these non-GAAP financial measures and the most directly comparable financial measures calculated and presented in accordance with GAAP is as follows:

(in millions)	Three Months Ended June 30,
	2007	2006	% Change
Equipment Sales:
As Reported	$1,141	$1,109	3%
As Adjusted	$1,141	$1,194	(4)%
Post Sale, Financing & Other Revenue:
As Reported	$3,067	$2,868	7%
As Adjusted	$3,067	$2,957	4%
Total Revenues:
As Reported	$4,208	$3,977	6%
As Adjusted	$4,208	$4,151	1%

(in millions)	Six Months Ended June 30,
	2007	2006	% Change
Equipment Sales:
As Reported	$2,072	$2,056	1%
As Adjusted	$2,072	$2,141	(3)%
Post Sale, Financing & Other Revenue:
As Reported	$5,972	$5,616	6%
As Adjusted	$5,972	$5,705	5%
Total Revenues:
As Reported	$8,044	$7,672	5%
As Adjusted	$8,044	$7,846	3%

Revenue As Adjusted adds GIS’ estimated results for the period from May 9th through June 30th in 2006 to our 2006 reported revenue.

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

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

The information set forth under Note 13-Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 1A Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2006 Annual Report. The Risk Factors remain applicable from our 2006 Annual Report, with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of June 30, 2007, we had $8.0 billion of total debt ($1.7 billion of which is secured by finance receivables) and $608 million of liabilities to trusts issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance Receivables and On-Lease equipment, was $8.3 billion at June 30, 2007. The total cash, cash equivalents and short-term investments balance was $870 million at June 30, 2007. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of June 30, 2007, total cash, cash equivalents and short-term investments was $870 million, and our borrowing capacity under our 2007 Credit Facility was $1.575 billion, reflecting outstanding borrowings of $410 million and $15 million of outstanding letters of credit that have been utilized. We also have funding available through various secured borrowing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2007 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2007 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of June 30, 2007, $1.1 billion was outstanding under the Loan Agreement, including similar loan agreements with GE in the U.K. and Canada. These agreements incorporate the financial maintenance covenants contained in the 2006 Credit Facility and contain other affirmative and negative covenants.

At June 30, 2007, we were in full compliance with the covenants and other provisions of the 2007 Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the 2007 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2007 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and ultimately, our results of operations.

We need to successfully bring GIS into our operations in order to realize all of the anticipated benefits from the transaction.

Our ability to realize the anticipated benefits of the Global Imaging Systems, Inc. (“GIS”) acquisition is subject to certain risks including, but not limited to the risks that; the future business operations of GIS will not be successful; customer retention and revenue expansion goals for the GIS transaction will not be met; and disruptions from the GIS transaction will harm relationships with customers, employees and suppliers.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities during the Quarter ended June 30, 2007

During the quarter ended June 30, 2007, Registrant issued no securities in transactions that were not registered under the Securities Act of 1933.

(b) Issuer Purchases of Equity Securities during the Quarter ended June 30, 2007

Repurchases of Xerox Common Stock, par value $1.00 per Share

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs(2)
April 1 through 30	—	$—	—	$775,715,882
May 1 through 31	2,225,000	18.4567	2,225,000	734,649,646
June 1 through 30	1,202,800	18.9276	1,202,800	711,883,556

Total	3,427,800		3,427,800

(1)	Exclusive of fees and costs.
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

Item 4 Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Xerox Corporation was duly called and held on May 24, 2007 at Xerox Corporation Corporate Headquarters at 800 Long Ridge Road, Stamford, CT.

Proxies for the meeting were solicited on behalf of the Board of Directors of Xerox Corporation pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors listed in the Proxy Statement and all nominees were elected.

The matters that were voted upon at the meeting, and the number of votes cast as to each of the matters, where applicable, are as follows:

Proposal 1—Election of Directors.

Name	For	Withheld
Glenn A. Britt	836,209,699	9,886,036
Ursula M. Burns	832,063,758	14,031,978
Richard J. Harrington	825,029,729	21,066,007
William Curt Hunter	835,883,183	10,212,552
Vernon E. Jordan, Jr.	810,760,804	35,334,931
Ralph S. Larsen	829,167,401	16,928,334
Robert A. McDonald	828,308,710	17,787,025
Anne M. Mulcahy	834,638,446	11,457,290
N. J. Nicholas, Jr.	832,607,656	13,488,079
Ann N. Reese	827,728,904	18,366,831
Mary Agnes Wilderotter	832,213,461	13,882,274

Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm.

For—	837,844,345
Against—	2,644,664
Abstain—	5,606,726

Proposal 3—Adoption of Amendment No. 1 to the 2007 Amendment and Restatement of the 2004 Performance Incentive Plan.

For—	659,837,874
Against—	45,542,557
Abstain—	7,968,302
Broker non-votes—	132,747,002

Proposal 4—Shareholder Proposal Relating to Adoption of a Vendor Code of Conduct.

For—	53,853,227
Against—	538,750,262
Abstain—	120,745,245
Broker non-votes—	132,747,002

Item 6 Exhibits

Exhibit 2—Agreement and Plan of Merger dated as of April 1, 2007 among Registrant, RG Acquisition I Corp. and Global Imaging Systems, Inc.

Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated April 1, 2007.

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(b)—By-Laws of Registrant, as amended through May 24, 2007.

Incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated May 24, 2007.

Exhibit 4(i)(7)—Form of Sixth Supplemental Indenture, dated as of May 17, 2007, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Form S-3 Registration Statement No. 333-142900 filed May 14, 2007.

Exhibit 4(j)—Form of $2.0 Billion Credit Agreement dated as of April 30, 2007 between Registrant, the lenders named therein, Citibank, N.A. as administrative agent, and Citigroup Global Markets Inc. and J. P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.

Incorporated by reference to Exhibit 10(j) to Registrant’s Current Report on Form 8-K dated April 30, 2007.

Exhibit 4(l)—Form of $1.0 Billion Credit Agreement dated as of April 30, 2007 between Registrant, the lenders named therein, Citibank, N.A. as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Citigroup Global Markets Inc. and J. P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.

Incorporated by reference to Exhibit 10(l) to Registrant’s Current Report on Form 8-K dated April 30, 2007.

Exhibit 10(e)(15)—Amendment No. 1 to 2007 Amendment and Restatement of Registrant’s 2004 Performance Incentive Plan.

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

XEROX CORPORATION
(Registrant)

Date: August 1, 2007	By:	/s/ GARY R. KABURECK
Gary R. Kabureck
Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBITS

Exhibit 2—Agreement and Plan of Merger dated as of April 1, 2007 among Registrant, RG Acquisition I Corp. and Global Imaging Systems, Inc.

Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated April 1, 2007.

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Exhibit 3(b)—By-Laws of Registrant, as amended through May 24, 2007.

Incorporated by reference to Exhibit 3 to Registrant’s Current Report on Form 8-K dated May 24, 2007.

Exhibit 4(i)(7)—Form of Sixth Supplemental Indenture, dated as of May 17, 2007, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Form S-3 Registration Statement No. 333-142900 filed May 14, 2007.

Exhibit 4(j)—Form of $2.0 Billion Credit Agreement dated as of April 30, 2007 between Registrant, the lenders named therein, Citibank, N.A. as administrative agent, and Citigroup Global Markets Inc. and J. P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.

Incorporated by reference to Exhibit 10(j) to Registrant’s Current Report on Form 8-K dated April 30, 2007.

Exhibit 4(l)—Form of $1.0 Billion Credit Agreement dated as of April 30, 2007 between Registrant, the lenders named therein, Citibank, N.A. as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Citigroup Global Markets Inc. and J. P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.

Incorporated by reference to Exhibit 10(l) to Registrant’s Current Report on Form 8-K dated April 30, 2007.

Exhibit 10(e)(15)—Amendment No. 1 to 2007 Amendment and Restatement of Registrant’s 2004 Performance Incentive Plan.

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