Form 10-Q
period 2007-09-30
XEROX CORP
filed 2007-10-29
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-4471

XEROX CORPORATION

(Exact Name of Registrant as specified in its charter)

New York	16-0468020
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 4505 45 Glover Avenue Norwalk, Connecticut	06856-4505
(Address of principal executive offices)	(Zip Code)

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock, $1 par value	924,426,231 shares

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the risk that the future business operations of Global Imaging Systems (“GIS”) will not be successful; the risk that customer retention and revenue expansion goals for the GIS transaction will not be met and that disruptions from the GIS transaction will harm relationships with customers, employees, agents, distributors and suppliers; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and our 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION

Form 10-Q

September 30, 2007

		Page
Part I — Financial Information

Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Capital Resources and Liquidity	32

	Financial Risk Management	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

Part II — Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures		41

Exhibit Index		42

Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004 and Certificate of Change filed with the Department of State of New York on October 24, 2007.

By-Laws of Registrant, as amended through May 24, 2007.
Amended and Restated Severance Letter Agreement
Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Item 1

PART I—FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2007	2006	2007	2006
Revenues
Sales	$2,030	$1,736	$5,713	$5,284
Service, outsourcing and rentals	2,068	1,900	6,019	5,600
Finance income	204	208	614	632

Total Revenues	4,302	3,844	12,346	11,516

Costs and Expenses
Cost of sales	1,316	1,142	3,686	3,417
Cost of service, outsourcing and rentals	1,183	1,083	3,449	3,211
Equipment financing interest	79	75	236	227
Research, development and engineering expenses	233	230	674	685
Selling, administrative and general expenses	1,091	985	3,126	2,988
Restructuring and asset impairment charges	(3)	110	(7)	146
Other expenses, net	79	128	214	278

Total Costs and Expenses	3,978	3,753	11,378	10,952

Income before Income Taxes and Equity Income	324	91	968	564
Income tax expense (benefit)	97	(416)	275	(347)
Equity in net income of unconsolidated affiliates	27	29	60	85

Net Income	$254	$536	$753	$996

Basic Earnings per Share	$0.27	$0.55	$0.80	$1.03
Diluted Earnings per Share	$0.27	$0.54	$0.79	$0.99

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$848	$1,399
Short-term investments	—	137

Total cash, cash equivalents and short-term investments	848	1,536
Accounts receivable, net	2,572	2,199
Billed portion of finance receivables, net	323	273
Finance receivables, net	2,628	2,649
Inventories	1,450	1,163
Other current assets	955	934

Total current assets	8,776	8,754
Finance receivables due after one year, net	4,897	4,922
Equipment on operating leases, net	553	481
Land, buildings and equipment, net	1,579	1,527
Investments in affiliates, at equity	901	874
Intangible assets, net	622	286
Goodwill	3,482	2,024
Deferred tax assets, long-term	1,472	1,790
Other long-term assets	1,115	1,051

Total Assets	$23,397	$21,709

Liabilities and Common Shareholders’ Equity
Short-term debt and current portion of long-term debt	$1,021	$1,485
Accounts payable	1,260	1,133
Accrued compensation and benefits costs	595	663
Other current liabilities	1,401	1,417

Total current liabilities	4,277	4,698
Long-term debt	7,038	5,660
Liability to subsidiary trust issuing preferred securities	620	624
Pension and other benefit liabilities	1,336	1,336
Post-retirement medical benefits	1,512	1,490
Other long-term liabilities	756	821

Total Liabilities	15,539	14,629

Common stock, including additional paid-in-capital	4,375	4,666
Treasury stock, at cost	(212)	(141)
Retained earnings	4,953	4,202
Accumulated other comprehensive loss	(1,258)	(1,647)

Total Common Shareholders’ Equity	7,858	7,080

Total Liabilities and Common Shareholders’ Equity	$23,397	$21,709

Shares of common stock issued	936,765	954,568
Treasury stock	(12,339)	(8,363)

Shares of common stock outstanding	924,426	946,205

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net income	$254	$536	$753	$996
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	171	163	485	481
Provisions for receivables and inventory	48	38	142	104
Net gain on sales of businesses and assets	(1)	(11)	(5)	(23)
Undistributed equity in net income of unconsolidated affiliates	(25)	(27)	(43)	(61)
Stock-based compensation	27	17	62	45
Restructuring and asset impairment charges	(3)	110	(7)	146
Cash payments for restructurings	(61)	(42)	(195)	(184)
Contributions to pension benefit plans	(197)	(40)	(252)	(320)
Increase in inventories	(29)	(74)	(189)	(226)
Increase in equipment on operating leases	(84)	(73)	(229)	(186)
Decrease in finance receivables	50	108	270	343
(Increase) decrease in accounts receivable and billed portion of finance receivables	(111)	9	(227)	(103)
Decrease in other current and long-term assets	22	28	76	57
Increase in accounts payable and accrued compensation	150	134	77	164
Net change in income tax assets and liabilities	57	(422)	200	(420)
Net change in derivative assets and liabilities	(20)	18	(44)	24
Increase (decrease) in other current and long-term liabilities	19	45	(8)	38
Other, net	19	13	(5)	22

Net cash provided by operating activities	286	530	861	897

Cash Flows from Investing Activities:
Purchases of short-term investments	—	(22)	(18)	(121)
Proceeds from sales of short-term investments	19	101	155	245
Cost of additions to land, buildings and equipment	(56)	(54)	(164)	(131)
Proceeds from sales of land, buildings and equipment	7	15	13	18
Cost of additions to internal use software	(29)	(21)	(83)	(52)
Proceeds from divestitures and investments, net	—	3	—	153
Acquisitions, net of cash acquired	(27)	(175)	(1,557)	(175)
Net change in escrow and other restricted investments	12	(42)	52	(64)

Net cash used in investing activities	(74)	(195)	(1,602)	(127)

Cash Flows from Financing Activities:
Cash proceeds from new secured financings	4	28	62	102
Debt payments on secured financings	(885)	(288)	(1,317)	(1,393)
Net cash proceeds on other debt	859	495	1,855	1,286
Payment of liability to subsidiary trust issuing preferred securities	—	—	—	(100)
Preferred stock dividends	—	(14)	—	(43)
Proceeds from issuances of common stock	8	21	59	49
Excess tax benefits from stock-based compensation	3	5	21	15
Payments to acquire treasury stock	(212)	(226)	(501)	(689)
Other	(20)	(2)	(35)	(5)

Net cash (used in) provided by financing activities	(243)	19	144	(778)

Effect of exchange rate changes on cash and cash equivalents	29	—	46	22

(Decrease) increase in cash and cash equivalents	(2)	354	(551)	14
Cash and cash equivalents at beginning of period	850	982	1,399	1,322

Cash and cash equivalents at end of period	$848	$1,336	$848	$1,336

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

Note 3-Acquisition of GIS

On May 9, 2007, we completed our tender offer for Global Imaging Systems, Inc. (“GIS”), a provider of office technology for small and mid-size businesses in the United States, and acquired 90.4% of GIS stock for cash consideration of $29 per common share. On May 11, 2007, we acquired the remaining outstanding shares of GIS and GIS became a wholly-owned subsidiary of the Company. The acquisition of GIS expanded our access to the U.S. small and mid-size business market. The aggregate purchase price was approximately $1.5 billion, consisting of cash paid for outstanding stock, vested employee stock options and restricted stock and direct transaction costs. In addition, in connection with the closing, we also repaid $200 of GIS’ outstanding bank debt. The acquisition and the repayment of the outstanding bank debt was funded through cash on hand, borrowing of $300 under our bank revolving credit facility and borrowing of $1 billion under an interim bridge credit facility. The interim bridge facility was subsequently repaid on May 17th, using the proceeds from our issuance of $1.1 billion 5.50% Senior Notes due 2012, and terminated in accordance with its terms. The results of operations for GIS are included in our Condensed Consolidated Statements of Income as of May 9, 2007, the effective date of acquisition. Refer to Note 8-Segment Reporting for a discussion of the segment classification of GIS.

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values. Goodwill and other intangibles recorded in connection with the acquisition totaled $1.7 billion. Aggregate amortization expense associated with the intangibles acquired as part of the acquisition was $6 and $10 for the three and nine months ended September 30, 2007, respectively, based on estimated values for those acquired intangible assets.

We are still finalizing certain closing date adjustments, including the valuation of intangible assets acquired; therefore the allocation of the purchase price is subject to future adjustment.

The preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date as reflected in the financial statements are as follows:

As of May 9, 2007
Current assets (includes cash of $2)	$299
Other long-term assets	40
Intangible Assets and Goodwill	1,736

Total assets acquired	2,075
Current liabilities	158
Other long-term liabilities	386

Net assets acquired	$1,531

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$4,302	$4,130	$12,737	$12,336
Net income	254	539	757	1,002
Basic earnings per share	0.27	0.55	0.81	1.04
Diluted earnings per share	$0.27	$0.54	$0.79	$1.00

Note 4-Restructuring Programs

Information related to restructuring program activity during the nine months ended September 30, 2007 is outlined below.

Restructuring Activity	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments	Total
Ending Balance December 31, 2006	$293	$44	$—	$337

Restructuring Provision	25	3	1	29
Reversals of prior accruals	(34)	(2)	—	(36)

Net current period charges(1)	(9)	1	1	(7)
Charges against reserve and currency	(177)	(8)	(1)	(186)

Ending Balance September 30, 2007	$107	$37	$—	$144

(1) Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Charges to reserve, all programs	$(56)	$(46)	$(186)	$(183)
Asset impairments	—	4	1	5
Effects of foreign currency and other non-cash	(5)	—	(10)	(6)

Cash payments for restructurings	$(61)	$(42)	$(195)	$(184)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Production	$(4)	$52	$(8)	$55
Office	—	40	2	48
DMO	1	5	1	14
Other	—	13	(2)	29

Total net charges	$(3)	$110	$(7)	$146

Note 5-Inventories

The following is a summary of Inventories by major category:

	September 30, 2007	December 31, 2006
Finished goods	$1,208	$967
Work-in-process	80	67
Raw materials	162	129

Total Inventories	$1,450	$1,163

Note 6-Common Shareholders’ Equity

Common shareholders’ equity consisted of:

	September 30, 2007	December 31, 2006
Common stock	$938	$956
Additional paid-in-capital	3,437	3,710
Treasury stock(1)	(212)	(141)
Retained earnings	4,953	4,202
Accumulated other comprehensive loss(2)	(1,258)	(1,647)

Total	$7,858	$7,080

(1)	The following is a summary of the purchases of common stock made under our stock repurchase programs as described in our 2006 Annual Report for the period (shares in thousands):

	Total Authorized Repurchase Programs of $2,500
	Shares	Amount
Treasury stock as of December 31, 2006	8,363	$141
Purchases	28,794	501	*
Less cancellations	(24,818)	(430)

Treasury stock as of September 30, 2007	12,339	$212

*	Includes associated fees of less than $1.

Through September 30, 2007, we have repurchased a cumulative total of 129,407 shares at a cost of $2,003 (including associated fees of $3) under these stock repurchase programs. In October 2007, 12,339 repurchased shares were cancelled upon the Board of Directors approval and were recorded as a reduction to both Common stock of $12 and Additional paid-in-capital of $200.

(2)

As of September 30, 2007, Accumulated other comprehensive loss is composed of cumulative translation adjustments of ($87), benefit plans net actuarial losses and prior service credit of ($1,171) including our share of Fuji Xerox. The Fuji Xerox amount includes a charge of ($5) for their initial adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”) as of its fiscal year-end of March 31, 2007.

Comprehensive income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$254	$536	$753	$996
Translation adjustments	242	57	445	350
Changes in benefit plan assets and obligations(1)	(11)	—	(5)	—
Minimum pension liability(2)	—	—	(44)	17
Unrealized (losses) gains	(2)	2	(2)	2

Comprehensive income	$483	$595	$1,147	$1,365

(1)	2007 amount includes currency impacts of ($20) and ($44) for the three and nine months ended September 30, 2007, respectively.
(2)

Represents our portion of a minimum pension liability adjustment recorded by Fuji Xerox, prior to their adoption of FAS 158 as of March 31, 2007. Refer to our 2006 Annual Report regarding our fourth quarter 2006 adoption of FAS 158.

Note 7-Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest expense(1)	$154	$138	$439	$404
Interest income(2)	$216	$226	$657	$681

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

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

Operating segment revenues and profitability for the three months ended September 30, 2007 and 2006 were as follows:

	Production	Office	DMO	Other	Total
2007
Total Segment revenues	$1,151	$2,099	$535	$517	$4,302

Segment profit	$97	$225	$32	$6	$360

2006
Total Segment revenues	$1,088	$1,849	$478	$429	$3,844

Segment profit	$73	$183	$28	$15	$299

Operating segment revenues and profitability for the nine months ended September 30, 2007 and 2006 were as follows:
	Production	Office	DMO	Other	Total
2007
Total Segment revenues	$3,389	$5,975	$1,524	$1,458	$12,346

Segment profit	$279	$683	$85	$22	$1,069

2006
Total Segment revenues	$3,257	$5,580	$1,383	$1,296	$11,516

Segment profit	$228	$556	$79	$5	$868

The following is a reconciliation to pre-tax income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total Segment profit	$360	$299	$1,069	$868
Reconciling items:
Restructuring and asset impairment charges	3	(110)	7	(146)
Restructuring charges of Fuji Xerox	(5)	—	(28)	—
Provision for litigation matters	—	(68)	—	(68)
Miscellaneous expenses	(7)	(1)	(20)	(5)
Equity in net income of unconsolidated affiliates	(27)	(29)	(60)	(85)

Pre-tax income	$324	$91	$968	$564

Note 9-Investment in Fuji Xerox

Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Fuji Xerox	$25	$27	$55	$80
Other investments	2	2	5	5

Total	$27	$29	$60	$85

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Summary of Operations
Revenues	$2,512	$2,493	$7,515	$7,458
Costs and Expenses	2,334	2,320	7,104	6,909

Income before income taxes	178	173	411	549
Income taxes	70	58	159	204
Minorities’ interests	1	2	4	4

Net income	$107	$113	$248	$341

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income for the nine months ended September 30, 2007 includes after-tax restructuring charges of $28 primarily reflecting employee related costs as part of Fuji Xerox’s continued cost-reduction actions to improve its competitive position.

Note 10-Debt

On April 30, 2007, we amended and restated our $1.25 billion unsecured revolving credit facility that was originally entered into in April 2006 (the "2006 Credit Facility"). The amended and restated facility (the "2007 Credit Facility") increased the maximum amount available for borrowing to $2 billion and includes a $300 letter of credit subfacility. The 2007 Credit Facility includes provisions that would allow us to increase the overall size of the facility to an aggregate amount not to exceed $2.5 billion. The 2007 Credit Facility matures on April 30, 2012, although we have the right to request a one year extension on each of the first and second anniversaries of the facility.

In May 2007, we issued $1.1 billion of Senior Notes due 2012 (the “2012 Senior Notes”) at 99.613 percent of par, resulting in net proceeds of $1,088. The 2012 Senior Notes accrue interest at the rate of 5.50% per annum, payable semiannually, and as a result of the discount, have a weighted average effective interest rate of 5.59%. In conjunction with the issuance of the 2012 Senior Notes, debt issuance costs of $7 were deferred. The 2012 Senior Notes are subordinated to our secured indebtedness and rank equally with our other existing senior unsecured indebtedness. Refer to Note 3-Acquisition of GIS for more details on the funding of the GIS acquisition.

In July and August 2007, we issued $300 and $100, respectively, zero coupon bonds in private placement transactions. The bonds mature in 2022 and the final amounts due at maturity are $706 and $233, respectively. The bonds are putable annually at the option of the bond holder after two years.

Note 11-Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Retiree Health		Pension Benefits		Retiree Health
	2007	2006	2007	2006	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$61	$58	$4	$4	$181	$184	$13	$15
Interest cost	132	128	22	25	389	379	65	72
Expected return on plan assets	(153)	(146)	—	—	(453)	(427)	—	—
Recognized net actuarial loss	19	26	2	3	56	76	7	16
Amortization of prior service credit	(6)	(6)	(3)	(7)	(16)	(12)	(9)	(11)
Recognized settlement loss	4	31	—	—	16	64	—	—

Net periodic benefit cost	$57	$91	$25	$25	$173	$264	$76	$92

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of net prior service credit	6		3		16		9
Net actuarial losses	(23)		(2)		(72)		(7)

Total recognized in Other comprehensive income(1)	(17)		1		(56)		2

Total recognized in Net periodic benefit cost and Other comprehensive income	$40		$26		$117		$78

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The net of tax amount and the effect of translation adjustments are included within the table in Note 6.

As of September 30, 2007 contributions of $252 and $73 were made to our pension plans in 2007 and our other post-retirement benefit plans, respectively. Currently we anticipate contributing an additional $41 to our pension plans and $30 to our other post-retirement benefit plans in 2007 for a total of $293 for pension plans and $103 for other post-retirement benefit plans. We disclosed in our 2006 Annual Report that we expected to contribute approximately $130 to our worldwide pension plans and approximately $100 to our other post-retirement benefit plans in 2007. The increase in expected 2007 defined benefit pension plan contributions is primarily due to our election to contribute $158 to our U.S. plans in September 2007 following a review of the 2007 actuarial valuation results. The $158 contribution to the U.S. plans was made for the purpose of making those plans 100% funded on an estimated current liability basis under ERISA funding rules using a corporate bond rate.

Note 12-Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic Earnings per Share:
Net Income	$254	$536	$753	$996
Accrued dividends on Series C Mandatory Convertible Preferred Stock(1)	—	—	—	(29)

Adjusted net income available to common shareholders	$254	$536	$753	$967

Weighted Average Common Shares Outstanding	932,217	974,737	938,729	938,690

Basic Earnings per Share	$0.27	$0.55	$0.80	$1.03

Diluted Earnings per Share:
Net Income	$254	$536	$753	$996
Interest on Convertible Securities, net	—	—	1	1

Adjusted net income available to common shareholders	$254	$536	$754	$997

Weighted Average Common Shares Outstanding	932,217	974,737	938,729	938,690
Common shares issuable with respect to:
Stock options	8,265	8,585	9,005	8,499
Restricted stock and performance shares	9,071	4,115	6,889	3,499
Series C Mandatory Convertible Preferred Stock (1)	—	—	—	49,865
Convertible securities	1,992	1,992	1,992	1,992

Adjusted Weighted Average Common Shares Outstanding	951,545	989,429	956,615	1,002,545

Diluted Earnings per Share	$0.27	$0.54	$0.79	$0.99

(1)	Series C Mandatory Convertible Preferred Stock were converted to common shares in July 2006.

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

Other contingencies

Brazil Tax and Labor Contingencies: Our Brazilian operations are involved in various litigation matters and have received, or been the subject of, numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of September 30, 2007, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,115, with the change from December 31, 2006 balance of $960 primarily related to indexation, interest and currency.

In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2007, we had $192 of escrow cash deposits for matters we are disputing and there are liens on certain Brazilian assets with a net book value of $61 and additional letters of credit of approximately $71. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable of occurring.

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

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”). The amended consolidated complaint in the action alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The amended complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The amended consolidated complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. On September 28, 2001, the Court denied the defendants’ motion for dismissal of the complaint. On November 5, 2001, the defendants answered the complaint. On or about January 7, 2003, the plaintiffs filed a motion for class certification. Xerox and the individual defendants filed their opposition to that motion on June 28, 2005. On or about November 8, 2004, the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164 (“IBEW”) filed a motion to intervene as a named plaintiff and class representative. Separately, on June 8, 2005, IBEW and Robert W. Roten (“Roten”) moved to substitute as lead plaintiffs and proposed class representatives. On May 12, 2006, the Court denied, without prejudice to refiling, plaintiffs’ motion for class certification, IBEW’s motion to intervene and serve as named plaintiff and class representative, and IBEW and Roten’s joint motion to substitute as lead plaintiffs and proposed class representatives. The Court also ordered the parties to submit to it a notice to certain putative class members to inform them of the circumstances surrounding the withdrawal of several lead plaintiffs, and to advise them of the opportunity to express their desire to serve as a representative of the putative class. On July 25, 2006, the Court so-ordered a form of notice, and plaintiffs thereafter distributed the notice. Thereafter, Roten, Robert Agius (“Agius”) and Georgia Stanley (“Stanley”) filed applications to be considered lead plaintiff. On November 13, 2006, IBEW, Roten, Agius and Stanley filed a motion for appointment as additional lead plaintiffs. Defendants filed their response on November 28, 2006. On February 2, 2007, the Court granted the motion of IBEW, Roten, Agius and Stanley and appointed them as additional lead plaintiffs. On February 15, 2007, lead plaintiffs IBEW, Roten, Agius, Stanley and Thomas Dalberth filed their renewed motion for class certification. On July 18, 2007, the Court entered an order denying plaintiffs' renewed motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the Court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. The defendants’ motion to dismiss the second consolidated amended complaint was denied, as moot. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of an expanded class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; the other alleging that the individual defendants are also allegedly liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the alleged Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss the complaint. On July 13, 2005, the Court denied the motion. On October 31, 2005, the defendants answered the complaint. On January 19, 2006, plaintiffs filed a motion for class certification. On July 18, 2007, the Court entered an order denying plaintiffs' motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. Plaintiffs have filed notices of withdrawal of proposed class representatives Sol Sachs, Leonard Nelson and Fernan Cepero. The Court has approved plaintiffs' notice of withdrawal of proposed class representative Fernan Cepero. The parties are engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Florida State Board of Administration, et al. v. Xerox Corporation, et al.: A securities law action brought by four institutional investors, namely the Florida State Board of Administration, the Teachers’ Retirement System of Louisiana, Franklin Mutual Advisers and PPM America, Inc., is pending in the United States District Court for the District of Connecticut against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler and KPMG. The plaintiffs bring this action individually on their own behalves. In an amended complaint filed on October 3, 2002, one or more of the plaintiffs allege that each of the Company, the individual defendants and KPMG violated Sections 10(b) and 18 of the 1934 Act, SEC Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. ss. 517.301, and the Louisiana Securities Act, R.S. 51:712(A). The plaintiffs further claim that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 1934 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s financial condition and accounting and reporting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants, at various times from 1997 through 2000 they bought shares of the Company’s common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses in excess of $200. The plaintiffs further contend that the alleged fraudulent scheme prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was false and misleading. The plaintiffs seek, among other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys’ and experts’ fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss all claims in the complaint that are in common with the claims in the Carlson action. On July 13, 2005, the Court denied the motion. On December 9, 2005, the defendants moved to dismiss claims based on issues uniquely related to plaintiffs. On September 28, 2007, the Court entered an order proposed by the parties to resolve motions to dismiss, pursuant to which plaintiffs voluntarily dismissed certain claims, the Xerox defendants withdrew as moot their partial motion to dismiss the amended complaint and KPMG withdrew without prejudice its motion to dismiss the amended complaint. Defendants’ answer with respect to claims unique to this case is due on November 9, 2007. The parties are engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. Based on the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Three additional class actions (Hopkins, Uebele and Saba) were subsequently filed in the same court making substantially similar claims. On October 16, 2002, the four actions were consolidated as In Re Xerox Corporation ERISA Litigation. On November 15, 2002, a consolidated amended complaint was filed. A fifth class action (Wright) was filed in the District of Columbia. It has been transferred to Connecticut and consolidated with the other actions. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that all the foregoing defendants were fiduciaries of the Plan under ERISA and, as such, were obligated to protect the Plan’s assets and act in the interest of Plan participants. The complaint alleges that the defendants failed to do so and thereby breached their fiduciary duties. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. Plaintiffs also claim that defendants failed to invest Plan assets prudently, to monitor the other fiduciaries and to disregard Plan directives they knew or should have known were imprudent, and failed to avoid conflicts of interest. The complaint does not specify the amount of damages sought. However, it asks that the losses to the Plans be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. Defendants filed a motion to dismiss the complaint for failure to state claim. The plaintiffs subsequently filed a motion for class certification and a motion to commence discovery. Defendants opposed both motions, contending that both are premature before there is a decision on their motion to dismiss. On March 31, 2006, the Court granted defendants’ motion to postpone consideration of class certification pending disposition of defendants’ motion to dismiss, and granted plaintiffs’ motion to commence formal discovery. On April 17, 2007, the Court ruled on the motion to dismiss, granting it in part and denying it in part, and giving the plaintiffs an opportunity to replead. In essence, the Court stated that the class period does not extend past the date on which the complaint was filed, November 15, 2002. The Court also required the plaintiffs to plead with greater specificity with regard to which defendants are alleged to have breached which duties, and granted the motion with respect to the duty of loyalty count, agreeing with defendants that ERISA does not require fiduciaries to avoid conflicts of interest but rather sets a loyalty standard to which fiduciaries must adhere when faced with a conflict of interest. However, the Court did give the plaintiffs leave to replead the duty of loyalty count. Further, the Court granted the motion as to plaintiffs’ prayer for relief seeking to enjoin the defendants from violating ERISA, holding that an injunction must be more specific than a simple command that the defendants obey the law. The Court denied the motion as to the prudence count and the monitoring count, ruling that further fact development is needed as to those counts, and, on the disclosure count, determined that plaintiffs have set forth a claim, rejecting defendants’ assertion that SEC filings made by the Company in its corporate capacity and required by the federal securities laws cannot be the basis of a fiduciary breach under ERISA even if subsequently included in disclosures made directly to plan participants. Finally, the Court held that the plaintiffs are not precluded from pursuing their claims under section 502(a)(2) merely because any recovery will not be shared by all participants in the plan but rather by a sub-class of participants who had invested in Xerox stock during the class period. Also on April 17, 2007, the Court denied plaintiffs’ motion to certify a class and said that subject needs to be addressed in a scheduling conference that the Court will convene in the future. The plaintiffs subsequently filed a Second Consolidated Amended Complaint, alleging that some or all defendants breached their ERISA fiduciary duties during 1997-2002 by (1) maintaining the Xerox Stock Fund as an investment option under the Plan; (2) failing to monitor the conduct of Plan fiduciaries; and (3) misleading Plan participants about Xerox stock as an investment option under the Plans. On July 18, 2007, Defendants answered the new complaint and also filed a partial motion to dismiss. On August 9, 2007, the plaintiffs filed their motion for class certification and on August 31, 2007 filed their opposition to defendants’ partial motion to dismiss. Discovery is ongoing. The Company and the other defendants deny any wrongdoing and will continue to vigorously defend the action. At this stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Digwamaje et al. v. IBM et al.: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the First Amended Complaint on the Company was deemed effective as of December 6, 2002. On March 19, 2003, Plaintiffs filed a Second Amended Complaint that eliminated a number of corporate defendants but was otherwise identical in all material respects to the First Amended Complaint. The defendants include Xerox and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. The foregoing damages are being sought from all defendants, jointly and severally. Xerox filed a motion to dismiss the Second Amended Complaint. Oral argument of the motion was heard on November 6, 2003. By Memorandum Opinion and Order filed November 29, 2004, the Court granted the motion to dismiss. A clerk’s judgment of dismissal was filed on November 30, 2004. On December 27, 2004, the Company received a notice of appeal dated December 24, 2004. On February 16, 2005, the parties filed a stipulation withdrawing the December 24, 2004 appeal on the ground that the November 30, 2004 judgment of dismissal was not appealable. On March 28, 2005, Plaintiffs submitted a letter requesting permission to file a motion for leave to file an amended and consolidated complaint. By Summary Order filed April 6, 2005, the Court denied the request. In a second Summary Order filed the same day, the Court amended its November 29, 2004, Opinion and Order, which dismissed the action, so as to render the Opinion and Order appealable and plaintiffs filed a new appeal on May 3, 2005. On August 19, 2005, plaintiffs-appellants filed their brief in the Second Circuit Court of Appeals. On October 4, 2005, defendants-appellees filed their brief in the Second Circuit Court of Appeals. Oral argument in the Second Circuit Court of Appeals was held on January 24, 2006. On October 12, 2007, the United States Court of Appeals affirmed the dismissal of the claims asserted under the Torture Victim Protection Act, vacated the dismissal of the claims asserted under the Alien Tort Claims Act and remanded those claims to the district court for further proceedings. Xerox denies any wrongdoing and is vigorously defending the action. Based upon the stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

India: In recent years we have become aware of a number of matters at our Indian subsidiary, Xerox India Ltd. (formerly Xerox Modicorp Ltd.), that occurred over a period of several years, much of which occurred before we obtained majority ownership of these operations in mid 1999. These matters include misappropriations of funds and payments to other companies that may have been inaccurately recorded on the subsidiary’s books and certain improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. We have reported these transactions to the Indian authorities, the U.S. Department of Justice and to the SEC. The private Indian investigator engaged by the Indian Ministry of Company Affairs has completed an investigation of these matters. In February 2005, the Indian Ministry of Company Affairs provided our Indian subsidiary with the investigator’s report which addresses the previously disclosed misappropriation of funds and improper payments and requested comments. The report included allegations that Xerox India Ltd.’s senior officials and the Company were aware of such activities. The report also asserted the need for further investigation into potential criminal acts related to the improper activities addressed by the report. The matter is now pending in the Indian Ministry of Company Affairs. The Company reported these developments and made a copy of the report received by Xerox India Ltd. available to the U.S. Department of Justice and the SEC.

On November 17, 2005, Xerox filed its 40-page Reply (plus attachments) with the DCA. Xerox has sent copies of the Xerox Reply to the SEC and DOJ in the United States. In our Reply, we argue that the alleged violations of Indian Company Law by means of alleged improper payments and alleged defaults/failures of the Xerox India Ltd. board of directors were generally unsubstantiated and without any basis in law. Further, we stated that the Report’s findings of other alleged violations were unsubstantiated and unproven. The DCA (now called the “Ministry of Company Affairs” or “MCA”) will consider our Reply and will let us know their conclusions in the coming months. There is the possibility of fines or criminal penalties if conclusive proof of wrongdoing is found. We have told the DCA that Xerox’s conduct in voluntarily disclosing the initial information and readily and willingly submitting to investigation, coupled with the non-availability of earlier records, warrants complete closure and early settlement. In January 2006, we learned that the DCA has issued a “Show Cause Notice” to certain former executives of Xerox India Ltd. seeking a response to allegations of potential violations of the Indian Companies Act. We have also learned that Xerox India Ltd. has received a formal Notice of Enquiry from the Indian Monopolies & Restrictive Trade Practices Commission (“MRTP Commission”) alleging that Xerox India Ltd. committed unfair trading practices arising from the events described in the DCA investigator’s Report. Following a hearing on August 29, 2006, the MRTP Commission ordered a process with deadlines between Xerox India Ltd. and the investigating officer for provision of relevant documents to Xerox India Ltd., after which Xerox India Ltd. will have four weeks to file its reply. The MRTP Commission scheduled a hearing for framing of the issues on January 9, 2007, but this hearing was delayed. A new hearing was scheduled for January 29, 2007 for consideration of Xerox India Ltd.’s motion for the MRTP Commission to direct the investigating officer to supply us the relevant documents. At the hearing on January 29th, no additional documents were supplied to us. The MRTP Commission directed us to file our reply to the original Notice of Enquiry within four weeks. At a hearing on April 2, 2007, the investigating officer requested another copy of our reply for the purpose of filing a response. A further time of four weeks to file this response was granted, and the next hearing date was set for May 15, 2007 for further consideration and framing of issues. The matter was heard on May 15, 2007, but the investigating officer sought additional time to file his response, which in fact was filed on June 27, 2007. The Commission rescheduled the matter for August 17, 2007 for further proceedings. At the hearing on August 17, 2007, counsel for Xerox India Ltd. argued that the Enquiry is not properly maintainable under the Commission’s jurisdiction. The issue of maintainability of the Notice of Enquiry has been framed as the preliminary issue and the Commission will decide this at the next hearing date, which has been scheduled for January 2008. Our Indian subsidiary plans to contest the Notice of Enquiry and has been fully cooperating with the authorities.

Note 14-Subsequent Events

Acquisition of Advectis, Inc.

On September 12, 2007, we agreed to acquire Advectis, Inc. (“Advectis”), a privately-owned provider of a web-based solution to electronically manage the process needed to underwrite, audit, collaborate, deliver and archive mortgage loan documents for $32 cash. The purchase agreement requires us to pay the sellers an additional $11 if certain performance conditions are achieved over the next three years. The operating results of Advectis are not material to our financial statements, and will be included within our Other segment from the date of acquisition. The purchase price is expected to be primarily allocated to intangible assets and goodwill and will be based on third party valuations and management’s estimates which have not yet been finalized. The acquisition of Advectis closed on October 12, 2007.

France Secured Borrowing Facility

On October 12, 2007, our secured warehouse financing facility in France matured and we repaid the outstanding borrowings of €331 million (U.S. $469) under this program. To fund this repayment we borrowed € 330 million through a floating rate unsecured bank bridge loan due March 31, 2008.

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

Summary

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change
Equipment sales	$1,156	$1,012	14%	$3,228	$3,068	5%
Post sale and other revenue(1)	2,942	2,624	12%	8,504	7,816	9%
Finance income	204	208	(2)%	614	632	(3)%

Total Revenues	$4,302	$3,844	12%	$12,346	$11,516	7%

Reconciliation to Condensed Consolidated Statements of Income
Sales	$2,030	$1,736		$5,713	$5,284
Less: Supplies, paper and other sales	(874)	(724)		(2,485)	(2,216)

Equipment sales	$1,156	$1,012		$3,228	$3,068

Service, outsourcing and rentals	$2,068	$1,900		$6,019	$5,600
Add: Supplies, paper and other sales	874	724		2,485	2,216

Post sale and other revenue	$2,942	$2,624		$8,504	$7,816

Memo: Color(2)	$1,564	$1,379		$4,517	$3,957

[1]

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

[2]	Color revenues represent a subset of total revenues and exclude GIS revenues.

Third quarter 2007 total revenues grew 12% compared to the third quarter 2006. Currency had a 3-percentage point positive impact on total revenues in the quarter. Our consolidated 2007 results include the results of Global Imaging Systems (GIS) since May 9, 2007, the effective date of the acquisition. When including GIS in our 2006 results3, third quarter 2007 total revenue grew 4%, with a 2-percentage point benefit from currency. Total revenues included the following:

•

11% increase in post sale, financing and other revenue, or 6% including GIS in our 2006 results[3]. This included a 3-percentage point benefit from currency. Growth in GIS, color products, DMO, document management services and licensing revenue more than offset a decline in black-and-white digital office revenue and light lens products.

•

9% increase in service, outsourcing, and rentals revenue to $2,068 million reflected the inclusion of GIS, growth in document management services and technical service revenue. Supplies, paper, and other sales of $874 million grew 21% year-over-year due to the inclusion of GIS as well as growth in DMO.

•

14% increase in equipment sales revenue, or unchanged including GIS in our 2006 results[3] . This included a 2-percentage point benefit from currency. Growth in office multifunction color and production color install activity was offset by overall price declines of between 5% and 10%, declines in production black-and-white products and color printers, as well as an increased proportion of equipment installed under operating lease contracts where revenue is recognized over-time in post sale. More than two-thirds of the third quarter 2007 equipment sales were generated from products launched in the past 24 months.

•	13% growth in color revenue[2]. Color revenue of $1,564 million comprised 39% of total revenue in the third quarter 2007, excluding GIS, compared to 36% in the third quarter 2006[4], reflecting:

•

17% growth in color post sale, financing and other revenue. Color represented 35% of post sale, financing and other revenue in the third quarter 2007, excluding GIS, versus 31% in the third quarter 2006[4].

•	8% growth in color equipment sales revenue. Color sales represented 51% of total equipment sales in the third quarter 2007, excluding GIS, versus 48% in the third quarter 2006[4].

Total revenues for the nine months ended September 30, 2007 increased 7% compared to the prior period, or 3% including GIS in our 2006 results3. Currency had a 2-percentage point positive impact on total revenues. Total revenues included the following:

•

8% increase in post sale, financing and other revenue, or 5% including GIS in our 2006 results[3]. This included a 3-percentage point benefit from currency. Growth in GIS, color products, DMO and document management services more than offset a decline in black-and-white digital office revenue and light lens products.

•

7% increase in service, outsourcing, and rentals revenue to $6,019 million reflected the inclusion of GIS, growth in document management services and technical service revenue. Supplies, paper, and other sales of $2,485 million grew 12% year-over-year due to the inclusion of GIS as well as growth in DMO.

•

5% increase in equipment sales revenue, or a decrease of 2% when including GIS in our 2006 results[3]. This included a 2-percentage point benefit from currency. Growth in office multifunction color and production color install activity was offset by overall price declines of between 5% and 10%, declines in production black-and-white products and color printers, as well as an increased proportion of equipment installed under operating lease contracts where revenue is recognized over-time in post sale.

•

14% growth in color revenue[2]. Color revenue of $4,517 million comprised 38% of total revenue during the nine months ended September 30, 2007, excluding GIS, compared to 34% during the nine months ended September 30, 2006[4], reflecting:

•

18% growth in color post sale, financing and other revenue. Color represented 34% and 31% of post sale, financing and other revenue, excluding GIS, in the nine months ended September 30, 2007 and 2006, respectively[4].

•	7% growth in color equipment sales revenue. Color sales represented 49% and 45% of total equipment sales, excluding GIS, in the nine months ended September 30, 2007 and 2006, respectively[4].

•	30% growth in color pages. Color pages represented 12% of total pages, excluding GIS, during the nine months ended September 30, 2007 versus 9% in the corresponding period of 2006[4].

[3]	The percentage point impacts from GIS reflect the revenue growth year-over-year after including GIS’ results from 2006 on a proforma basis. See page 36 for an explanation of this non-GAAP measure.
[4]

For the three and nine months ended September 30, 2007, total color, color post sale, financing and other, and color equipment sales revenues comprised 36%, 33% and 45%, and 37%, 33%, and 46%, respectively, if calculated on total, total post sale, financing and other, and total equipment sales revenues, including GIS. GIS is excluded from the color information presented, as the breakout of the information required to make this computation for all periods is not available.

Net Income

Third quarter 2007 net income of $254 million, or $0.27 per diluted share decreased $282 million or $0.27 per diluted share from the third quarter 2006.

Third quarter 2006 net income of $536 million, or $0.54 per diluted share, included the following items:

•	$448 million income tax benefit from the favorable resolution of certain tax matters related to the finalization of the 1999-2003 Internal Revenue Service (“IRS”) tax audit.

•	$110 million pre-tax ($72 million after-tax), charge related to restructuring.

•	$68 million (pre-tax and after-tax) for litigation matters related to probable losses for Brazilian labor-related contingencies.

Net income for the nine months ended September 30, 2007 of $753 million or $0.79 per diluted share, decreased $243 million or $0.20 per diluted share from the nine months ended September 30, 2006 primarily reflecting:

•	Gross profit increase of $314 million due to increased revenue of $830 million including the addition of GIS.

•	Increase in selling, administrative and general expenses of $138 million primarily due to the inclusion of GIS.

•	Decrease in restructuring and asset impairment charges of $153 million due to restructuring charges of $146 million ($97 million after-tax) in 2006.

•

Decrease in Other expenses, net of $64 million due to $68 million (pre-tax and after-tax) related to probable losses for Brazilian labor-related contingencies and a $13 million charge ($9 million after-tax) from the write-off of the remaining unamortized deferred debt issuance costs as a result of the termination of our 2003 Credit Facility, both in 2006.

•	Increase in income tax expense of $622 million due to higher pre-tax income as well as the following 2006 income tax benefits:

•	$472 million ($24 million in first quarter 2006) related to the favorable resolution of certain tax matters from the 1999-2003 IRS audit, which was finalized in the third quarter of 2006.

•	$46 million tax benefit resulting from the resolution of certain tax matters associated with foreign tax audits in the second quarter 2006.

•	Decrease in equity income of $25 million primarily attributable to $28 million in charges for our share of Fuji Xerox restructuring charges.

Operations Review

	Three Months Ended September 30,
(in millions)	Production	Office	DMO	Other	Total
2007
Equipment sales	$290	$653	$156	$57	$1,156
Post sale and other revenue	785	1,323	378	456	2,942
Finance income	76	123	1	4	204

Total Revenues	$1,151	$2,099	$535	$517	$4,302

Segment Profit	$97	$225	$32	$6	$360

Operating Margin	8.4%	10.7%	6.0%	1.2%	8.4%

2006
Equipment sales	$285	$555	$143	$29	$1,012
Post sale and other revenue	723	1,172	333	396	2,624
Finance income	80	122	2	4	208

Total Revenues	$1,088	$1,849	$478	$429	$3,844

Segment Profit	$73	$183	$28	$15	$299

Operating Margin	6.7%	9.9%	5.9%	3.5%	7.8%

	Nine Months Ended September 30,
(in millions)	Production	Office	DMO	Other	Total
2007
Equipment sales	$847	$1,792	$451	$138	$3,228
Post sale and other revenue	2,309	3,817	1,069	1,309	8,504
Finance income	233	366	4	11	614

Total Revenues	$3,389	$5,975	$1,524	$1,458	$12,346

Segment Profit	$279	$683	$85	$22	$1,069

Operating Margin	8.2%	11.4%	5.6%	1.5%	8.7%

2006
Equipment sales	$874	$1,683	$409	$102	$3,068
Post sale and other revenue	2,140	3,524	968	1,184	7,816
Finance income	243	373	6	10	632

Total Revenues	$3,257	$5,580	$1,383	$1,296	$11,516

Segment Profit	$228	$556	$79	$5	$868

Operating Margin	7.0%	10.0%	5.7%	0.4%	7.5%

See Note 8 – Segment Reporting in the Condensed Consolidated Financial Statements for further discussion on our segment operating revenues and segment operating profit.

•	Approximately 75% of GIS revenue is included in the Office segment representing those sales and services that align to our Office segment, and 25% is in the Other segment.

•	Install activity percentages include the Xerox-branded shipments to GIS.

Production

Revenue

Third quarter 2007 Production revenue of $1,151 million increased 6%, including a 4-percentage point benefit from currency, reflecting:

•	9% increase in post sale and other revenue as growth from digital products more than offset declines in revenue from older light lens technology.

•

2% increase in equipment sales revenue reflecting growth in production color systems offset by declines in production black-and-white systems and an increased proportion of equipment installed under operating lease contracts where revenue is recognized over-time in post sale.

•	14% growth in installs of production color products driven by DocuColor® 242/252/260 family, Docucolor 5000, 8000 and iGen3® activity.

•

8% decline in installs of production black-and-white systems including a decline in installs of light production and high-volume production printing systems partially offset by recently launched Xerox Nuvera® systems and continuous feed systems install growth.

Production revenue for the nine months ended September 30, 2007 of $3,389 million increased 4%, including a 3 –percentage point benefit from currency, reflecting:

•	8% increase in post sale and other revenue, including a 4-percentage point benefit from currency, as growth from digital products more than offset declines in revenue from older light lens technology.

•

3% decrease in equipment sales revenue, including a 4-percentage point benefit from currency, reflecting growth in production color systems offset by declines in production black-and-white systems and an increased proportion of equipment installed under operating lease contracts where revenue is recognized over-time in post sale.

•	7% growth in installs of production color products driven by DocuColor® 242/252/260 family, Docucolor 5000, 8000 and iGen3® activity.

•	7% decline in installs of production black-and-white systems primarily reflecting a decline in installs of high-volume production printing systems.

Operating Profit

Third quarter 2007 Production profit of $97 million increased $24 million from third quarter 2006 primarily reflecting higher gross profit due to increased revenue.

For the nine months ended September 30, 2007, Production profit of $279 million increased $51 million from the nine months ended September 30, 2006. The increase is primarily the result of higher gross profit as well as lower R,D&E and SAG expenses reflecting, in part, the benefits from the 2006 restructuring programs.

Office

Revenue

Third quarter 2007 Office revenue of $2,099 million increased 14%, including a 3-percentage point benefit from currency, reflecting:

•	13% increase in post sale and other revenue, reflecting the inclusion of GIS as well as growth from color multifunction devices and color printers.

•	18% increase in equipment sales revenue, reflecting the inclusion of GIS as well as color multifunction products install growth.

•	69% color multifunction device install growth led by strong demand for Xerox WorkCentre® products.

•	9% increase in installs of black-and-white copiers and multifunction devices, including 9% growth in Segment 1&2 products (11-30 ppm) and 8% growth in Segment 3-5 products (31-90 ppm).

•	10% decline in color printer installs due to lower OEM sales.

Office revenue during the nine months ended September 30, 2007 of $5,975 million increased 7%, including a 2-percentage point benefit from currency, reflecting:

•	8% increase in post sale and other revenue, reflecting the inclusion of GIS as well as growth from color multifunction devices and color printers.

•	6% increase in equipment sales revenue, reflecting the inclusion of GIS as well as color multifunction products install growth.

•	64% color multifunction device install growth led by strong demand for Xerox WorkCentre products.

•	4% increase in installs of black-and-white copiers and multifunction devices, including 3% growth in Segment 1&2 products (11-30 ppm) and 9% growth in Segment 3-5 products (31-90 ppm).

•	13% decline in color printer installs due to lower OEM sales.

Operating Profit

Third quarter 2007 Office profit of $225 million increased $42 million from third quarter 2006 as a result of higher gross profit due to increased revenue.

For the nine months ended September 30, 2007, Office profit of $683 million increased $127 million from the 2006 comparable period. The increase was primarily due to higher gross profit reflecting increased revenue partially offset by higher SAG expenses as a result of the inclusion of GIS.

DMO

Revenue

DMO revenue for the three and nine months ended September 30, 2007 increased by $57 million and $141 million, respectively, or 12% and 10%, respectively, from the 2006 comparable periods reflecting:

•	Strong performance in Eurasia and Central and Eastern Europe.

•	14% and 10% increases, respectively in post sale and other revenue, driven primarily by increased supplies, document management services and paper revenue.

•

9% and 10% increases, respectively, in equipment sales revenue, reflecting install growth in office multifunction devices, light production black-and-white and production color systems. DMO equipment sales consist of Office and Production products, including a large proportion of sales of Segment 1&2 office products.

Operating Profit

Third quarter 2007 DMO profit of $32 million increased $4 million from the third quarter of 2006. For the nine months ended September 30, 2007, DMO profit of $85 million increased $6 million from the 2006 comparable period. These increases reflect higher gross profit primarily from increased revenue partially offset by increased SAG expenses.

Other

Revenue

Third quarter 2007 Other revenue of $517 million increased 21%, including a 3-percentage point benefit from currency, primarily reflecting the inclusion of GIS and increased licensing revenue as well as increased paper, value-added services and wide-format revenue. Paper comprised approximately half of third quarter 2007 Other segment revenue.

For the nine months ended September 30, 2007, Other revenue of $1,458 million increased 13%, including a 3-percentage point benefit from currency, primarily reflecting the inclusion of GIS as well as increased paper and value-added services. Paper comprised approximately half of third quarter 2007 Other segment revenue.

Operating Profit

Third quarter 2007 Other profit of $6 million decreased $9 million from third quarter 2006 due to higher 2007 interest expense and the 2006 gain from the sale of a facility that were only partially offset by increased licensing revenue.

For the nine months ended September 30, 2007, Other profit of $22 million increased $17 million from September 30, 2006 as higher revenue, currency exchange gains and lower litigation matter charges were partially offset by higher interest expense and lower gains on the sales of businesses and assets.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change		2007	2006	Change
Gross Margin
Sales	35.2%	34.2%	1.0	pts	35.5%	35.3%	0.2	pts
Service, outsourcing and rentals	42.8%	43.0%	(0.2)	pts	42.7%	42.7%	—	pts
Financing Income	61.3%	63.9%	(2.6)	pts	61.6%	64.1%	(2.5)	pts
Total	40.1%	40.2%	(0.1)	pts	40.3%	40.5%	(0.2)	pts

Total gross margin for the three and nine months ended September 30, 2007 decreased 0.1 and 0.2-percentage points, respectively, as compared to the 2006 comparable periods.

Sales gross margin increased 1.0-percentage points compared to the third quarter 2006 primarily as cost improvements, product mix and other variances more than offset the 2.1-percentage point impact of price declines. Sales gross margin increased 0.2-percentage points for the nine months ended September 30, 2007 as cost improvements effectively offset price declines.

Service, outsourcing and rentals margin decreased 0.2-percentage points compared to the third quarter 2006 as cost improvements and favorable product mix did not fully offset price declines and other variances. Service, outsourcing and rentals margin was flat for the nine months ended September 30, 2007 as cost improvements offset price declines and mix.

Financing income margin declined 2.6 and 2.5-percentage points in both periods, respectively, primarily from additional interest expense due to higher interest rates.

Research, Development and Engineering Expenses (“R,D&E”)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change		2007	2006	Change
R,D&E % Revenue	5.4%	6.0%	(0.6)	pts	5.5%	5.9%	(0.4)	pts

R,D&E of $233 million and $674 million for the three and nine months ended September 30, 2007 increased $3 million and decreased $11 million, respectively, from the 2006 comparable periods. R&D of $195 million and $564 million for the three and nine months ended September 30, 2007 increased $3 million and $7 million, respectively. Sustaining engineering costs of $38 million and $110 million for the three and nine months ended September 30, 2007 were unchanged and $18 million lower, respectively from the 2006 comparable periods. The year-to-date decline was primarily in the Production segment reflecting lower spending related to environmental compliance activities and maturing product platforms.

We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change		2007	2006	Change
SAG % Revenue	25.4%	25.6%	(0.2)	pts	25.3%	25.9%	(0.6)	pts

SAG expenses of $1,091 million in the third quarter 2007 were $106 million higher than the third quarter 2006, including a $26 million negative impact from currency. The SAG expense increase reflected the following:

•

$50 million increase in selling expenses primarily reflecting the inclusion of GIS and the negative impact of currency, partially offset by the benefits from 2006 restructuring programs intended to realign our sales infrastructure.

•	$59 million increase in general and administrative (“G&A”) expenses primarily from the inclusion of GIS expenses.

•	$3 million decrease in bad debt expense of $27 million in the third quarter of 2007.

SAG expenses for the nine months ended September 30, 2007 of $3,126 million were $138 million higher than the comparable period in 2006, including a $79 million negative impact from currency. The SAG expense change reflected the following:

•

$34 million increase in selling expenses primarily reflecting the negative impact from currency and the inclusion of GIS. These increases were partially offset by the benefits from 2006 restructuring programs intended to realign our sales infrastructure as well as the second quarter 2006 IPEX trade show expenses not repeated in 2007.

•	$82 million increase in general and administrative (“G&A”) expenses primarily from the inclusion of GIS expenses.

•

Bad debt expense for the nine months ended September 30, 2007 of $93 million increased $22 million primarily as a result of an increase in reserves recorded during the second quarter of 2007 for several customers in a European country.

Worldwide Employment

Worldwide employment of 57,100 at September 30, 2007, increased approximately 3,400 from year-end 2006 primarily reflecting the addition of GIS personnel and the hiring of former contract employees in certain Latin American subsidiaries, partially offset by reductions from the 2006 restructuring programs.

Restructuring and Asset Impairment Charges

During the three and nine months ended September 30, 2007, we recorded net restructuring reversals of $3 million and $7 million, respectively, primarily due to changes in estimated reserves for prior year initiatives. The restructuring reserve balance as of September 30, 2007, for all programs was $144 million, of which approximately $115 million is expected to be spent over the next twelve months.

Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Non-financing interest expense	$75	$63	$203	$177
Interest income	(12)	(18)	(43)	(49)
Gains on sales of businesses and assets	(1)	(11)	(5)	(23)
Currency (gains) losses, net	(8)	7	(6)	31
Amortization of intangible assets	13	10	29	30
Legal matters	(1)	69	—	82
Other expenses, net	13	8	36	30

Total	$79	$128	$214	$278

Non-Financing Interest Expense

Non-financing interest expense of $75 million and $203 million for the three and nine months ended September 30, 2007 was $12 million and $26 million higher than the 2006 comparable periods primarily due to higher average debt balances.

Gains on Sales of Businesses and Assets

Gains during the three and nine months ended September 30, 2006 primarily consisted of the following:

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

Amortization of Intangible Assets

Amortization of intangible assets expense of $13 million and $29 million for the three and nine months ended September 30, 2007, respectively, reflects amortization expenses of approximately $6 million and $10 million associated with intangible assets acquired as part of our acquisition of GIS as well as a decrease associated with the end of the amortization period for certain acquired intangible assets from previous acquisitions.

Legal Matters

Legal matters of $69 million and $82 million for the three and nine months ended September 30, 2006, primarily reflected the following:

•

$68 million in the third quarter 2006 for additional probable losses on Brazilian labor-related contingencies – see Note 13 – Contingencies within the Condensed Consolidated Financial Statements for additional details.

•

$22 million in the first and second quarters of 2006 associated with probable losses from various other legal matters partially offset by $12 million of proceeds from the second quarter 2006 Palm litigation matter.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Pre-tax income	$324	$91	$968	$564
Income tax expense (benefit)	97	(416)	275	(347)
Effective tax rate	29.9%	(457.1)%	28.4%	(61.5)%

In the third quarter 2007, we recorded income tax expense of $97 million compared to a $(416) million income tax benefit in the third quarter 2006. The effective tax rate for the third quarter 2007 was 29.9% versus (457.1)% in the third quarter 2006.

The effective tax rates for the three and nine months ended September 30, 2007 of 29.9% and 28.4% were lower than the U.S. statutory tax rate of 35.0% primarily reflecting tax benefits from the geographical mix of income before taxes along with the related effective tax rates in those jurisdictions and the utilization of foreign tax credits, partially offset by changes in tax law.

The 2006 third quarter effective tax rate of (457.1)% was lower than the U.S. statutory tax rate of 35.0% primarily due to:

•	$448 million of income tax benefits associated with the finalization of the 1999-2003 IRS audit.

•	$11 million tax benefit from a treaty change.

•	The geographical mix of income and the related effective tax rates in those jurisdictions.

•	These tax benefits were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances.

The 2006 year-to-date effective tax rate of (61.5%) was lower than the U.S. statutory rate primarily due to:

•	Tax benefits of $519 million from the resolution of tax issues associated with domestic and foreign tax audits.

•	Tax benefits of $14 million as a result of tax law changes in foreign jurisdictions and tax treaty changes.

•	$11 million from the reversal of a valuation allowance on deferred tax assets associated with foreign net operating loss carryforwards.

•	The geographical mix of income and the related effective tax rates in those jurisdictions.

•	These benefits were partially offset by losses in certain jurisdictions where we are not providing tax benefits and continue to maintain deferred tax valuation allowances.

Our effective tax rate is based on nonrecurring events as well as recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions, as well as available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the fourth quarter will approximate 30%, excluding the effects of any future discrete events and we expect our full year 2007 tax rate to be approximately 29%.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates of $27 million in the 2007 third quarter decreased $2 million compared to third quarter 2006 primarily due to our 25% share of Fuji Xerox’s lower net income. For the nine months ended September 30, 2007, equity in net income of unconsolidated affiliates decreased $25 million compared to the same period of 2006. The decline was attributable to a $28 million in charges representing our share of a 2007 Fuji Xerox restructuring charges.

Capital Resources and Liquidity

The following table summarizes our cash flows and cash, cash equivalents and short-term investments as of and for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
(in millions)	2007	2006	Amount Change
Net cash provided by operating activities	$861	$897	$(36)
Net cash used in investing activities	(1,602)	(127)	(1,475)
Net cash provided by (used in) financing activities	144	(778)	922
Effect of exchange rate changes on cash and cash equivalents	46	22	24

(Decrease) increase in cash and cash equivalents	(551)	14	(565)
Cash and cash equivalents at beginning of period	1,399	1,322	77

Cash and cash equivalents at end of period	848	1,336	(488)
Short-term investments	—	120	(120)

Total cash, cash equivalents and short-term investments	$848	$1,456	$(608)

Cash Flows from Operating Activities

Net cash provided by operating activities of $861 million for the nine months ended September 2007 decreased $36 million from the nine months ended September 2006 primarily due to the following:

•	$251 million increase in pre-tax income before restructuring.

•

$124 million decrease due to higher accounts receivable primarily reflecting increased revenue as well as the timing of collections. The third quarter 2007 also included a $64 million sale of receivables.

•	$87 million decrease primarily due to a reduction in accounts payable based on timing of payments.

•	$73 million decrease due to lower net run-off of finance receivables.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,602 million for the nine months ended September 2007. The decrease in cash flow of $1,475 million from the nine months ended September 2006 was primarily due to the following:

•	$1,382 million decrease due to $1,531 million acquisition of GIS in 2007 as compared to $175 million acquisition of Amici LLC in 2006.

•

$153 million decrease primarily as a result of a $119 million 2006 distribution related to the sale of investments held by Ridge Re and a $21 million distribution from the liquidation of our investment in Xerox Capital LLC in 2006.

•	$64 million decrease due to higher capital and internal use software expenditures in 2007.

•	$116 million increase due to a reduction in escrow and restricted investments in 2007, as 2006 included a $103 million escrow deposit related to the MPI litigation matter.

Cash Flows from Financing Activities

Net cash provided by financing activities was $144 million for the nine months ended September 2007. The increase in cash flows of $922 million from the nine months ended September 2006 was primarily due to the following:

•

$569 million increase due to higher net cash proceeds from unsecured debt. This reflects the May 2007 issuance of the $1.1 billion Senior Notes, as well as, the issuances of two zero coupon bonds in 2007 resulting in net proceeds of approximately $400 million and lower repayments on other unsecured debt in 2007 as compared to 2006. These higher net proceeds were partially offset by the March 2006 issuance of the $700 million Senior Notes and the August 2006 issuances of an additional $650 million of Senior Notes.

•	$188 million increase due to lower purchases under our share repurchase program.

•	$100 million increase due to the first quarter 2006 payment of our liability to Xerox Capital LLC in connection with their redemption of Canadian deferred preferred shares.

•	$43 million increase relating to the 2006 payment of preferred stock dividends. The conversion of our Series C Mandatory Convertible Preferred Stock occurred in the third quarter of 2006.

•	$36 million increase due to lower net repayments of secured financing.

Customer Financing Activities and Debt

The following represents our total finance assets associated with our lease and finance operations:

	September 30, 2007	December 31, 2006
Total Finance receivables, net(1)	$7,848	$7,844
Equipment on operating leases, net	553	481

Total Finance Assets, net	$8,401	$8,325

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

As of September 30, 2007, approximately 11% of total debt was secured by finance receivables and other assets compared to 29% at December 31, 2006.

In July 2007, we gave notice to GE and repaid the outstanding £293 million (U.S. $593 million) loan under the U.K. secured funding program using a combination of the proceeds from our July $300 million private placement (refer to Note 10-Debt in the Condensed Consolidated Financial Statements) a $75 million borrowing under our 2007 Credit Facility and cash on hand. In July 2007, we also delivered notice to GE to terminate our secured borrowing program in Canada effective July 31, 2008.

In July 2007, we completed a transaction with De Lage Landen (“DLL”) to purchase their 51% ownership interest in our lease financing joint venture in the Netherlands (the “DLL Joint Venture”) for approximately $25 million. In connection with the purchase, the secured borrowings to DLL of approximately $153 million were repaid and the related finance receivables are no longer encumbered. To fund the purchase and repayment we borrowed approximately $161 million of unsecured debt due July 1, 2008. Other than the repayment of the secured debt and the borrowing under a new unsecured bank facility, the effects from this transaction were immaterial as the DLL Joint Venture continues to be consolidated in our financial statements.

Refer to Note 14-Subsequent Events in the Condensed Consolidated Financial Statements for information related to our secured warehousing facility in France.

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

Our credit ratings as of September 30, 2007 were as follows:

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

(1)

In November 2006, Moody’s upgraded the Senior Unsecured rating from Ba1 to Baa3, a one notch upgrade. Moody’s maintains a Positive Outlook on the credit. In conjunction with the upgrade to investment grade ratings for the senior unsecured debt, Moody’s has withdrawn all Loss Given Default assessments and Speculative Grade Liquidity ratings as they are only appropriate for non-investment grade issuers. Moody’s ratings upgrades also included: Senior unsecured shelf registration to Baa3 from Ba1; Trust preferred to Ba1 from Ba2; subordinated shelf registration to Ba1 from Ba2 and preferred shelf registration to Ba1 from Ba2. On April 2, 2007, Moody’s affirmed its ratings and positive outlook on Xerox, stating they are not affected by our acquisition of GIS. On October 25, 2007, Moody’s placed Xerox on review for a positive upgrade.

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

2007 Debt Activity:

In addition to the repayments of secured debt totaling $1.2 billion and related refinancing thereof noted above, the following is a summary of our debt activity in 2007:

•	amended and restated our $1.25 billion unsecured revolving credit facility in April (now $2 billion);

•	issued $1.1 billion of Senior Notes due 2012 in May; and

•	issued $400 million of zero coupon bonds in private placement transactions in July/August.

For more details on these transactions, see Note 10-Debt in the Condensed Consolidated Financial Statements.

Summary—Financial Flexibility and Liquidity:

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of September 30, 2007, total cash and cash equivalents was $848 million and our borrowing capacity under our 2007 Credit Facility was $1.3 billion, reflecting outstanding borrowings of $700 million. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

Some of our derivative and other material contracts at September 30, 2007 may require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Non-GAAP Financial Measures

We reported our financial results in accordance with generally accepted accounting principles (“GAAP”). In addition, we discussed our revenue growth for the three and nine months ended September 30, 2007 and 2006 using non-GAAP financial measures. Management believes these measures give investors an additional perspective of revenue trends, as well as the impact to the company of the acquisition of GIS that was completed in May 2007. To understand these trends in the business, we believe that it is helpful to adjust revenue to illustrate the impact on revenue growth rates of our acquisition of GIS. We have done this by including GIS’ revenue for the comparable 2006 period. We refer to this adjusted revenue as “adjusted revenue” in the following reconciliation table. Management believes that these non-GAAP financial measures can provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, all of these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the company’s reported results prepared in accordance with GAAP. A reconciliation of these non-GAAP financial measures and the most directly comparable financial measures calculated and presented in accordance with GAAP is as follows:

(in millions)	Three Months Ended September 30,
	2007	2006	% Change
Equipment Sales Revenue:
As Reported	$1,156	$1,012	14%
As Adjusted	$1,156	$1,154	—%
Post Sale, Financing & Other Revenue:
As Reported	$3,146	$2,832	11%
As Adjusted	$3,146	$2,976	6%
Total Revenues:
As Reported	$4,302	$3,844	12%
As Adjusted	$4,302	$4,130	4%

(in millions)	Nine Months Ended September 30,
	2007	2006	% Change
Equipment Sales Revenue:
As Reported	$3,228	$3,068	5%
As Adjusted	$3,228	$3,295	(2)%
Post Sale, Financing & Other Revenue:
As Reported	$9,118	$8,448	8%
As Adjusted	$9,118	$8,681	5%
Total Revenues:
As Reported	$12,346	$11,516	7%
As Adjusted	$12,346	$11,976	3%

Revenue “As Adjusted” adds GIS's results for the period from May 9th through September 30th 2006 to our 2006 reported revenue.

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

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of September 30, 2007, we had $8.1 billion of total debt ($883 million of which is secured by finance receivables) and $620 million of liabilities to trusts issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance Receivables and On-Lease equipment, was $8.4 billion at September 30, 2007. The total cash and cash equivalents balance was $848 million at September 30, 2007. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of September 30, 2007, total cash and cash equivalents was $848 million, and our borrowing capacity under our 2007 Credit Facility was $1.3 billion, reflecting outstanding borrowings of $700 million. We also have funding available through various secured borrowing arrangements. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2007 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2007 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with General Electric Capital Corporation (“GECC”) (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of September 30, 2007, $416 million was outstanding under the

Loan Agreement, including a similar loan agreement with GE in Canada. These agreements incorporate the financial maintenance covenants contained in the 2007 Credit Facility and contain other affirmative and negative covenants.

At September 30, 2007, we were in full compliance with the covenants and other provisions of the 2007 Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the 2007 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2007 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and ultimately, our results of operations.

We need to successfully bring GIS into our operations in order to realize all of the anticipated benefits from the transaction.

Our ability to realize the anticipated benefits of the Global Imaging Systems, Inc. (“GIS”) acquisition is subject to certain risks including, but not limited to the risks that; the future business operations of GIS will not be successful; customer retention and revenue expansion goals for the GIS transaction will not be met; and disruptions from the GIS transaction will harm relationships with customers, employees, agents, distributors and suppliers.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities during the Quarter ended September 30, 2007

During the quarter ended September 30, 2007, registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

(a)	Securities issued on July 13, 2007: Registrant issued 21,383 deferred stock units (“DSU”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The DSUs were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $19.82 per DSU (aggregate price $423,811), based upon the market value of our Common Stock on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b) Issuer Purchases of Equity Securities during the Quarter ended September 30, 2007

Repurchases of Xerox Common Stock, par value $1.00 per Share

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs(2)
July 1 through 31	100,000	$18.5621	100,000	$710,027,342
August 1 through 31	12,238,697	17.1691	12,238,697	499,900,016
September 1 through 30	—	—	—	499,900,016

Total	12,338,697		12,338,697

(1)	Exclusive of fees and costs.
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

Item 5. Other Information

Rule 10b5-1 Plans

Registrant has been advised on October 26, 2007 that Anne M. Mulcahy, its Chairman and Chief Executive Officer, Ursula M. Burns, its President, and James A. Firestone, Executive Vice President, Xerox North America, have each entered into a pre-arranged plan with the Smith Barney Division of Citigroup Global Markets Inc. to exercise certain Xerox stock options and sell the stock acquired upon such exercises. These plans were adopted in compliance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under her plan, Mulcahy may exercise up to 1,000,000 options which were granted in 2001. Under her plan, Burns may exercise up to 249,600 options which were granted in 2002. Under his plan, Firestone may exercise up to 182,357 options which were granted in 2000 and 2002. In addition, Firestone may sell up to 120,206 additional shares of common stock acquired in 2000-2004. These transactions are scheduled to occur in 2008.

Both Mulcahy and Burns entered into similar plans in 2006, which are scheduled to expire by their terms by the end of 2007. Mulcahy, Burns and Firestone elected to participate in the planned selling program for diversification and tax planning purposes. Their stock ownership level of Registrant’s common stock will not be affected by these transactions and their current holdings are in excess of Registrant’s mandatory equity holding requirements. Transactions by Mulcahy, Burns and Firestone under their Rule 10b5-1 plans will be publicly disclosed with the SEC through Form 4 filings.

Item 6 Exhibits

Exhibit 3(a)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004 and Certificate of Change filed with the Department of State of New York on October 24, 2007.

Exhibit 3(b)—By-Laws of Registrant, as amended through May 24, 2007.

Exhibit 10 (i)—Form of Amended and Restated Severance Letter Agreement

Incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K dated October 11, 2007.

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

XEROX CORPORATION
(Registrant)

Date: October 26, 2007	By:	/s/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBITS

Exhibit 3(a)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004 and Certificate of Change filed with the Department of State of New York on October 24, 2007.

Exhibit 3(b)—By-Laws of Registrant, as amended through May 24, 2007.

Exhibit 10 (i)—Form of Amended and Restated Severance Letter Agreement

Incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K dated October 11, 2007.

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