Form 10-K
period 2007-12-31
XEROX CORP
filed 2008-02-15
CIK 108772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                                  to

1-4471 (Commission File Number)

XEROX CORPORATION

(Exact name of registrant as specified in its charter)

New York	16-0468020
(State of incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 4505, 45 Glover Avenue, Norwalk, Connecticut

(Address of principal executive offices)

06856-4505

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act Rule

Large accelerated filer:    ☒        Accelerated filer:    ☐        Non-accelerated filer:    ☐        Smaller reporting company:  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes:  ☐    No:  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2007 was: $17,294,622,391.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2008
Common Stock, $1 par value	917,567,890 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Corporation 2007 Annual Report to Shareholders	I & II
Xerox Corporation Notice of 2008 Annual Meeting of Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the risk that we will not realize all of the anticipated benefits from our 2007 acquisition of Global Imaging Systems, Inc. (“GIS”); the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

Item 1. Business

Overview

References in this section to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its subsidiaries unless the context specifically states or implies otherwise.

The document industry is transitioning to digital systems, to color, and to an increased reliance on electronic documents. More and more, businesses are creating and storing documents digitally and using the Internet to exchange electronic documents. We believe these trends play to the strengths of our product and service offerings and represent opportunities for future growth in the $125 billion market we serve.

In our core markets of Production and Office, we are well-positioned to lead in this large and growing market through our four growth planks:

•	Accelerate the adoption of color

•	Lead with services in large enterprises

•	Drive the New Business of Printing®

•	Expand participation in small/mid-size business market

Color is the fastest growing portion of our market, and we estimate that it represents $27 billion of the market opportunity. Economic and quality improvements in color are driving the market transition to color. We have the broadest color portfolio in the industry and our leading technologies, such as solid ink, position us well to participate in this transition and accelerate the adoption of color. At the same time, we continue to compete to capture growth opportunities within the black-and-white segment of our core markets, which we estimate is a $58 billion market.

We are growing our core markets by leading with document management services (also referred to as Xerox Global Services), which is the combination of managed services and value-added services. We have organized our document management services around three offerings:

1) Xerox Office Services, where we help our customers reduce costs and improve productivity by optimizing their global print infrastructure through analyzing the most efficient ways to create and share documents in the office;

2) Document Outsourcing and Communication Services, which focuses on optimizing the production environment as well as operating in-house production centers; and

3) Business Process Services, where we show our customers how to use digital workflow to re-engineer their business processes and develop online document repositories.

We are creating new market opportunities with digital printing as a complement to traditional offset printing through a market transition we call “The New Business of Printing”. We are driving the New Business of Printing opportunity by identifying applications which are suitable for digital production and represent what we refer to as the “eligible offset” market. With our leading business development tools, workflow and digital technology, led by our market-making Xerox iGen3® technology, we are uniquely positioned to meet the increasing demand for short-run, customized and quick-turnaround offset quality printing.

Over the past year we have scaled up our presence in the small and mid-size business (SMB) market, most notably through our acquisition of Global Imaging Systems, Inc. (GIS). This increased distribution capacity, along with a strong product portfolio in this segment, is expanding our participation in SMB and opening up new growth opportunities.

Our products include high-end printing and publishing systems; digital multifunctional devices (MFDs) which can print, copy, scan and fax; digital copiers; laser and solid ink printers; fax machines; document-management software; and supplies such as toner, paper and ink. We provide software and workflow solutions with which businesses can easily and affordably print books, create personalized documents for their customers, and scan and route digital information.

Our business model is an annuity model where post sale and financing revenue growth is driven by increasing equipment installations which increases the number of page producing machines in the field (MIF) and expanding the document management services we offer our customers. 72% of our 2007 total revenue was post sale and financing revenue that includes equipment maintenance and consumable supplies, among other elements. We sell the majority of our equipment through sales-type leases that we record as equipment sale revenue. Equipment sales represented 28% of our 2007 total revenue.

The number of equipment installations is a key indicator of post sale and financing revenue trends as is the growth in document management services. The mix of color pages is another significant indicator of post sale revenue trends because color pages use more consumables per page than black-and-white. In addition, expanding our market, particularly within the eligible offset market, is key to increasing pages and we have leading tools and resources to develop this large market opportunity.

Acquisitions

To further our business goals, in 2007 we completed the acquisitions of GIS, a provider of office technology for small and mid-size businesses in the United States, and Advectis, Inc. (Advectis), a provider of a web-based solution that electronically manages the process to underwrite, audit, collaborate, deliver and archive mortgage loan documents. GIS focuses on the SMB market through 22 regional core companies in the U.S. that sell and service document management systems. With the GIS acquisition, we increased our distribution capacity in the SMB market in the U.S. by approximately 50%, where the total opportunity for document-related offerings is estimated at $16 billion. GIS currently serves about 200,000 customers with about 1,400 sales representatives and 1,700 service technicians. Since acquiring GIS, they acquired four additional companies in 2007, further expanding our distribution. In addition, as of the fourth quarter of 2007, roughly half of GIS equipment available for sale was Xerox equipment compared to none a year ago.

Advectis’ web-based BlitzDocs Collaboration Suite helps users reduce costs associated with the lending process, deliver better services, decrease credit risk and build a competitive advantage in capturing new loan applications. Advectis, now branded Xerox Mortgage Services, similar to our acquisition last year of Amici, expands our business process services capabilities into yet another vertical document intensive area.

Segment Information

Our reportable segments are Production, Office, Developing Markets Operations (DMO), and Other. We present operating segment financial information in Note 2-Segment Reporting in the Consolidated Financial Statements, which we incorporate by reference here. We have a very broad and diverse base of customers, both geographically and demographically, ranging from SMB to graphic communications companies, governmental entities, educational institutions and large (Fortune 1,000) corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Beginning in 2008, we will not report DMO results in a separate segment, but will include their results within our Office, Production and Other segments. More details on this change are included on page 17 within the Segment Reporting Change section of the Management Discussion and Analysis in our 2007 Annual Report.

Production

We provide high-end digital monochrome and color systems designed for customers in the graphic communications industry and for large enterprises. These high-end devices enable digital on-demand printing, digital full-color printing, and enterprise printing. We are the only manufacturer in the market that offers a complete family of cut sheet monochrome production systems from 65 to 288 pages per minute (ppm), color production systems from 40 to 110 ppm, and a complete line of continuous feed printers from 250 to 1,064 ppm. In addition, we offer a variety of pre-press and post-press options and the industry’s broadest set of workflow software.

With our Freeflow™ digital workflow collection, our customers can improve all aspects of their processes, from content creation and management to production and fulfillment. Our digital technology, combined with total document solutions and services that enable personalization and printing on demand, delivers value that improves our customers’ business results.

Our 2007 Production Goals

Our 2007 goals for our Production segment were to continue strengthening our leadership position in monochrome and color and to build on the power of digital printing in the eligible offset market. Our “New Business of Printing” strategy complements the traditional offset market and continues to transform our industry. We are enabling print providers in graphic communications and large enterprises to profit and grow by meeting their customers’ specific business needs with just-in-time, one-to-one and e-based services – rather than simply manufacturing a printed piece. Having the right business model, the right workflow, and the right technology are fundamental to this transformation.

In 2007 we launched an application-focused program to assist our customers implement solutions in four major categories. The “Can Do” program provides our customers live end-to-end applications for: Collaterals by Request, Books, Transactional/Promotional and Direct Mail.

We continued to increase installations of our flagship Digital Color Production Presses. In April 2007, according to estimates by InfoTrends, a leading independent research firm, Xerox’s installed base of DocuColor and iGen3 presses accounted for approximately 50 percent of the total worldwide page volume printed by high speed production color printers. We are the industry leader in the number of pages produced on digital production color presses, with our flagship Xerox iGen3 Digital Production Press and DocuColor® Digital Presses.

In 2007, we continued to build on our unmatched product breadth, world class market and business development tools and integrated end-to-end applications. Below are some of the key accomplishments that enabled us to reach our goals:

Our 2007 Production Accomplishments

Right Business Model

•

ProfitAccelerator™ - this robust set of tools and programs designed to maximize our customer’s investment in digital printing equipment expanded in 2007 to now include more than 75 tools. It brings together Xerox’s unparalleled experience and expertise, world-class resources and industry-leading support. Some of the newest additions include an audio sales training course, a kit to assist customers pursuing the digital book opportunity, and a new financial modeling tool that will increase productivity and achieve cost and efficiency savings.

•

New Business of Printing Services - Business Development Services were built in response to customer requirements and will provide both training and professional services to help print providers increase page volume and revenue. The three initial services offerings are developing a digital marketing plan, selling one-to-one marketing campaigns and web-to-print jobs, and training and managing a digital sales force. The offerings are executed by a dedicated team of Xerox business development consultants and industry experts.

Right Workflow

With our Freeflow™ digital workflow collection our customers can improve efficiency for everything from content creation and management to production and fulfillment. In 2007 the FreeFlow suite of workflow software was enhanced to uniquely enable our customers to connect with print users 24 hours a day, 7 days a week, reduce costs, and enable new applications and revenue streams. A few highlights include:

•	Xerox FreeFlow Process Manager 6.0 - software that provides automated, “touchless” file preparation and decision making to automate prepress and eliminate manual production steps.

•

Xerox FreeFlow Variable Information Suite 6.0 - software that delivers the maximum productivity for personalized and customized documents. The software also now supports award winning specialty effects that help print providers minimize document security concerns while enabling new applications. These effects include MicroText marks, Correlation Marks, Glossmark®, FlorescentMark, and InfraRed text.

•

FreeFlow Print Server - a newly launched, powerful print server that delivers superior performance, advanced workflow interoperability, state-of-the-art color management, and a common workflow for Xerox production printers.

Right Technology

•

Xerox DocuColor 8000AP and Xerox DocuColor 7000AP - In May and September we launched 80 ppm and 70 ppm full-color production systems, respectively, which provide excellent print resolution, color reproduction and reliability for a wide range of application and weights, all at rated speed.

•

Xerox DocuColor 260 - We expanded our full color offerings with the launch of the DocuColor 260 in September, a 60 ppm light production printer. The combination of quality, reliability and price point makes it easy to get started in digital full color printing.

•

Xerox 490/980 Color Continuous Feed Printing System - We announced the world’s fastest toner based full color roll fed printer that produces up to 986 full color duplex images per minute. This system is ideal for the Transactional/Promotional and Direct Mail market segments that require high speed, high volume variable data printing.

•

Xerox 495 Continuous Feed Duplex Printer - We expanded our offerings within the Continuous Feed market with the February launch of a 500 ppm continuous feed duplex printer with two imaging systems built into one device, flash fusing and a small footprint ideal for high quality, high volume duplex applications.

•

Xerox Nuvera® 288 Digital Perfecting System - Launched in April, this is the fastest cut sheet monochrome duplex printer in the market. This system, with its benchmark image quality, flexibility of substrates and reliability, enables applications such as book publishing.

•

Xerox Nuvera 100/120/144 EA Digital Production Systems - A new family of Xerox Nuvera digital production systems was launched in April, utilizing Emulsion Aggregate (EA) toner for greater reliability and image quality. This modular, scalable print engine also expands digital printing applications due to its high quality and flexibility of substrates.

•

Xerox DocuTech® Highlight Color 128 and 155 Publishing System - In April, we expanded our highlight color publishing system family for print on demand. These systems print both black and white, as well as highlight color at rated speeds of 128 and 155 ppm, respectively.

•

Xerox 4595 CP and 4110 CP with DocuSP - In April, we continued to expand our presence in the light production segment with the launch of the Xerox 4595 CP and 4110 CP with DocuSP. These digital light production systems at 95 ppm and 110 ppm feature high quality, easy to use systems that offer production workflow software that can make them part of an Enterprise distributed print solution.

•

Xerox 4112/4127 - In September, we introduced our latest light production monochrome printers. The 4112 and 4127 include upgrades in speed, up to 125 ppm, enhanced application capabilities and substrate handling. Both products were launched with FreeFlow PrintServer.

•

Custom Blended Color Program for DocuTech Highlight Color systems - In 2007, we expanded the range of colors to over 80 custom colors, enabling our customers to match company logos for brand identity applications.

Office

Our Office segment serves global, national, and small to mid-size commercial customers as well as government, education and other public sector customers. Office systems and services, which include monochrome devices at speeds up to 95 ppm and color devices up to 60 ppm, include our family of CopyCentre®, WorkCentre® and WorkCentre® Pro digital multifunction systems, Phaser™ desktop printers and MFD’s as well as DocuColor printer/copiers for the specific needs of graphic intensive organizations and facsimile products.

We offer a complete range of solutions in partnership with independent software vendors that allow our customers to analyze, streamline, automate, secure and track their digital workflows, which we then use to identify the most efficient, productive mix of office equipment and software for that business, helping to reduce the customer’s document-related costs.

Our 2007 Office Goals

Our 2007 Office goals were to drive the transition to color in the office, to extend our market reach, particularly in the SMB market, and to continue to expand our Office Services business. We aimed to broaden our product line and complement our industry-leading product offerings with expanded distribution to increase our machines-in-field (MIF) and capture more pages, building the foundation for future post sale revenue growth.

We continued to drive color in our Office segment by significantly enhancing our already strong color product portfolio, making color more affordable, easier to use, faster and more reliable. The breadth of our color product portfolio is unmatched. Our color-capable laser devices provide an attractive color entry point, our patented solid ink technology offers unmatched ease of use, vibrant color image quality and economic color run costs, and our top of the line color laser products provide superior image quality coupled with industry-leading productivity and reliability. Below are some of the key accomplishments that enabled us to achieve our goals:

Our 2007 Office Accomplishments

•

Phaser 8560 - With the February introduction of the 8560, we continued to leverage our patented solid ink technology to provide offices with affordable, easy to use color. The 8560 can print at speeds up to 30 ppm in color and black-and-white and is offered in both standalone printer and multifunction configurations.

•

Phaser 6180 - In February, we strengthened our color laser offerings with the introduction of the Phaser 6180. The 6180 prints at speeds up to 20 color ppm and 26 ppm in black-and-white and utilizes Xerox’s environmentally friendly EA toner. The 6180 is offered in both standalone printer and multifunction configurations.

•	Phaser 6360 - In February, we introduced the Phaser 6360. With speeds up to 42 ppm in color and black-and-white, the 6360 is the world’s fastest letter-size color laser printer.

•

WorkCentre 7328/7335/7345 - In April, we introduced the WorkCentre 7300 product family. These devices print and copy at speeds ranging from 26 to 35 ppm color and 28 to 45 ppm black-and-white. The systems also scan and fax, and include new tools to integrate and improve workflows and manage color costs.

•

DocuColor 260 - Introduced in April, the DocuColor 260 Digital Color Printer/Copier is the fastest color system in the Xerox office line, printing and copying at up to 60 ppm in color and 75 ppm in black-and-white. It features the EFI® Fiery® embedded controller, which enables customers to easily program, monitor and manage workflow. As a result, the DocuColor 260 brings outstanding image quality and productivity to offices and departments that want to create their own high-end materials without having to invest in a full production press.

•

WorkCentre 7232/7242 - In September, we continued to bring affordable color to the office with the WorkCentre 7232 and 7242 color-capable multifunction products. The 7232 is capable of printing 10 ppm color and 32 ppm black-and-white, while the 7242 increases the black-and-white productivity to 40 ppm.

•

WorkCentre 7675 - In September, we introduced the WorkCentre 7675, offering color pages at 50 ppm and black-and-white pages at 75 ppm. The 7675 provides superior image quality, excellent productivity, extensive media handling and professional in-line finishing capabilities.

•

Phaser 8860 - Launched in September, this is the first printer to feature the next generation of Xerox’s solid ink technology, enabling us to bring affordable color to offices of any size. The new solid ink dramatically lowers the cost of color prints enabling Xerox to offer innovative pricing, giving our customers ‘color for the price of black-and-white’. The 8860 operates at print speeds as fast as 30 ppm in color and black-and-white and is offered in both standalone printer and multifunction configurations

We completely refreshed the core of our black-and-white multifunction series, further strengthening our position.

•	WorkCentre 5632/5638/5645/5655/5665/5675 - Introduced in August, the 5600 product family refreshed the entire black-and-white multifunction product line in the Segments 3–5 market.

•

Xerox 4595 Digital Copier/Printer - Introduced in April, the 4595 is a high-volume, black-and-white copier/printer to meet the continuing need for high volume monochrome office printing. With scanning speeds up to 100 ppm and print and copy speeds up to 95 ppm, this system is a true workhorse for high-volume environments such as office workgroups, and educational and financial institutions. The Xerox 4595 is also available with the light-production finisher for a full range of output choices.

•

Extensible Interface Platform - Announced in October 2006, Xerox’s Extensible Interface Platform (EIP) is a software platform developers can use to create server-based applications for multifunction devices and that can be configured for the MFD’s touch-screen user interface. Using this interface, workers can enter a password or use a secure smart card at the MFD and access a set of features and options designed specifically for their business needs. A wide range of document management and workflow software has already been developed by Xerox and its Alliance Partners to help organizations manage costs, boost productivity and improve efficiency. In 2007, Xerox expanded the worldwide implementation of this platform including it on all major workgroup and departmental MFD introductions.

DMO

DMO includes the marketing, sales and servicing of Xerox products, supplies, and services in Latin America, Brazil, the Middle East, India, Eurasia and Central-Eastern Europe and Africa. In countries with developing economies, DMO manages the Xerox business through operating companies, subsidiaries, joint ventures, product distributors, affiliates, concessionaires, value-added resellers and dealers. Our two-tiered distribution model has proven very successful in the high-growth geographies of Russia and Central-Eastern Europe. Our 2007 DMO goals included revenue growth, a continued focus on improving the entire cost base and providing a foundation for profitable growth.

Other

The Other segment primarily includes revenue from paper sales, value-added services, wide-format systems and GIS network integration solutions and electronic presentation systems.

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

An increasingly important part of our offering is value-added services, which uses our document industry knowledge and experience. Our value-added services deliver solutions that optimize our customers’ document output and infrastructure costs while streamlining, simplifying, and digitizing their document-intensive business processes. In October 2007, we acquired Advectis, a provider of a web-based solution that electronically manages the process to underwrite, audit, collaborate, deliver and archive mortgage loan documents. In July 2006 we acquired Amici, a provider of web-based electronic discovery (E-discovery) services, primarily supporting litigation and regulatory compliance. Often our value-added services solutions lead to larger managed services contracts which include our equipment, supplies, service, and labor. We report the revenue from managed services contracts in the Production, Office, or DMO segments. In 2007, the combined value-added services and managed services revenue, including equipment, totaled $3.8 billion.

In our wide-format systems business, we offer document processing products and devices designed to reproduce large engineering and architectural drawings up to three feet by four feet in size.

Revenue

We sell the majority of our products and services under bundled lease arrangements, in which our customers pay a monthly amount for the equipment, maintenance, services, supplies and financing over the course of the lease agreement. These arrangements are beneficial to our customers and us since, in addition to customers receiving a bundled offering, these arrangements allow us to maintain the customer relationship for future sales of equipment and services.

We analyze these arrangements to determine whether the equipment component meets certain accounting requirements such that the equipment fair value should be recorded as a sale at lease inception, that is, a sales-type lease. We allocate the remaining portion of the monthly minimum payments to the various elements of the lease based on fair value - service, maintenance, supplies and financing - that we generally recognize over the term of the lease agreement, and that we report as “post sale and other revenue” and “finance income” revenue. In those arrangements that do not qualify as sales-type leases, which have increased as a result of our services-led strategy, we recognize the entire monthly payment over the term of the lease agreement, whether rental or operating lease, and report it in “post sale and other revenue.” Our accounting policies for revenue recognition for leases and bundled arrangements are included in Note 1 - Summary of Significant Accounting Policies in the Consolidated Financial Statements in our 2007 Annual Report.

Research and Development

Investment in R&D is critical for competitiveness in Xerox’s fast-paced markets where more than two-thirds of our equipment sales are from products launched during the past two years.

Xerox’s R&D drives innovation and customer value by:

•	Creating new differentiated products and services.

•	Enabling cost competitiveness through disruptive products and services.

•	Enabling new ways to serve customers.

•	Creating new business opportunities to drive future growth by reaching new customers.

To ensure our success, we have aligned our R&D investment portfolio with our strategic planks: accelerating the color transition, driving the “New Business of Printing®”, enhancing customer value by leading with services and expanding our participation in the SMB market. 2007 R&D spending focused primarily on the development of high-end business applications to drive the “New Business of Printing®”, extending our color capabilities, expanding our services offerings and delivering lower-cost platforms and customer productivity enablers. The Xerox iGen3, an advanced next-generation digital printing press that produces photographic-quality prints indistinguishable from offset, the Xerox Nuvera 288 Digital Perfecting System that boasts the fastest (288 duplex impressions per minute) digital duplex monochrome cut-sheet printer in the industry and Xerox’s proprietary Solid Ink technology for the office are examples of the type of breakthrough technology we developed and that we expect will drive future growth. Sustaining engineering expenses, which are the hardware engineering and software development costs we incur after we launch a product are included in our R,D&E expenses. We are incorporating by reference the amounts spent for research, development and engineering for 2007, 2006 and 2005 that are included in Note 1–Summary of Significant Accounting Policies in the Consolidated Financial Statements in our 2007 Annual Report.

Patents, Trademarks and Licenses

We are a technology company. Including our Xerox Palo Alto Research Center (PARC) subsidiary, we were awarded 584 U.S. utility patents in 2007. We were ranked 33rd on the list of companies that were awarded the most U.S. patents during the year and would have been ranked 27th with the inclusion of PARC patents. Including our research partner, Fuji Xerox Co., Limited, we were awarded over 900 U.S. utility patents in 2007. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2007, we held approximately 8,600 design and utility U.S. patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated, or circumvented or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent-licensing agreements and, in a majority of them, we license or assign our patents to others, in return for revenue and/or access to their patents. Most of the patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2007, including our PARC subsidiary, we added 9 agreements to our portfolio of patent licensing agreements, and either we or our PARC subsidiary was a licensor in 7 of the agreements. We also have a number of cross-licensing agreements with companies with substantial patent portfolios, including Canon, Microsoft, IBM, Hewlett Packard, Océ and Sharp. Those agreements vary in subject matter, scope, compensation, significance and time.

In the U.S., we own approximately 550 trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every ten years. We vigorously enforce and protect our trademarks.

Competition

Although we encounter aggressive competition in all areas of our business, we are the leader or among the leaders in each of our principal business segments. Our competitors range from large international companies to relatively small firms. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, and customer service and support. To remain competitive we invest in and develop new products and services and continually improve our existing offerings. Our key competitors include Canon, Ricoh, IKON, Hewlett-Packard, and, in certain areas of the business, Pitney Bowes, Kodak, Océ, Konica-Minolta and Lexmark. We believe that our brand recognition, reputation for document knowledge and expertise, innovative technology, breadth of product offerings, global distribution channels, customer relationships and large customer base are important competitive advantages. We and our competitors continue to develop and market new and innovative products at competitive prices, and, at any given time, we may set new market standards for quality, speed and function.

Marketing and Distribution

We manage our business based on the principal business segments described earlier. However, we have organized the marketing and selling of our products and solutions according to geography and channel types. We sell our products and solutions directly to customers through our worldwide sales force and through a network of independent agents, dealers, value-added resellers and systems integrators. We use our direct sales force to address our customers’ more advanced technology, solutions and services requirements, and use cost-effective indirect distribution channels for basic product offerings.

In large enterprises, we follow a services led approach that allows us to address two basic challenges facing large enterprises:

1) How to optimize their infrastructure to be both cost effective and globally consistent.

2) How to improve their value proposition and communication with their customers.

In response to these needs, we bring a go-to-market approach that leads with the largest direct sales and service delivery force in the industry available on a globally consistent manner. This can range from hardware, software or services in whatever combination is necessary to meet the needs of that customer.

In 2007 we substantially increased our distribution capabilities to the SMB market in the U.S. through our acquisition of GIS. GIS has a proven track record of delivering value to customers in the SMB market through a decentralized management structure that emphasizes local customer connections and empowerments. We have maintained that operating structure and approach. GIS, which had previously not distributed Xerox products, now brings Xerox product options to a segment of the market where we were previously underrepresented. GIS was built up over the years through acquisitions and now operates in 32 states in the U.S. In 2007 GIS acquired six additional companies, four after our acquisition of GIS, and going forward we will continue to support GIS in expanding its footprint.

We market our Phaser line of color and monochrome laser-class and solid ink printers primarily through office information technology industry resellers, who typically access our products through distributors. In 2007, we expanded our distribution partnerships in North America by recruiting an expanded set of information technology resellers and enhancing our network of independent agents. We also continued to increase the product offerings available through a two-tiered distribution model in Europe and DMO.

We operate in more than 160 countries worldwide. Xerox develops, manufactures, markets and supports document management systems, supplies and services through a variety of distribution channels around the world.

Xerox North America
Xerox North America operates across the United States and Canada.

DMO
Developing Markets Operations supports more than 130 countries.

Xerox Europe
Xerox Europe covers 17 countries across Europe.

Fuji Xerox
Fuji Xerox, an unconsolidated entity of which we own 25 %, develops, manufactures and distributes document management systems, supplies and services.

We are increasing our use of partners to expand our market coverage. Through reseller alliances with Fujifilm Graphics Systems and Fujifilm Imaging Systems, we distribute our production products to graphic communications customers and the photo market industries. In 2007 we signed a contract with Fujifilm Graphics Systems in Europe to compliment the contracts in the U.S. and Canada. We have launched in six western European countries and will continue to expand throughout 2008. We also signed a reseller contract with Fujifilm Imaging Systems in both the U.S. and Canada to enable a channel for production products that support the digital photo specialty application market. We also have an alliance with Electronic Data Systems (EDS) which is designed to integrate EDS’ information technology (IT) services with our document management systems and services to provide customers with full IT infrastructure support. Overall, through The Xerox Connection partner program, we have over 125 partners who work with us to provide solutions.

In Europe, Africa, the Middle East, India, and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, and related non-U.S. companies all of which we refer to as Xerox Limited. Xerox Limited enters into distribution agreements with unaffiliated third parties covering distribution of our products in some of the countries located in these regions, and previously entered into agreements with unaffiliated third parties covering distribution of our products in Iran, Sudan, and Syria. Iran, Sudan, and Syria, among others, have been designated as state sponsors of terrorism by the U.S. Department of State and are subject to U.S. economic sanctions. We maintain an export and sanctions compliance program and believe that we have been and are in compliance with U.S. laws and government regulations for these countries. In addition, we had no assets, liabilities, or operations in these countries other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements related to Sudan and Syria in August 2006 and terminated its distribution agreement related to Iran in December 2006, and now has only legacy obligations such as providing spare parts and supplies to these third parties. In 2007, we had total revenues of $17.2 billion, of which approximately $7.7 million was attributable to Iran and less than $0.25 million in total was attributable to Sudan and Syria. As a result of the termination of these agreements, we anticipate that our revenues attributable to these countries will decline.

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

Service

As of December 31, 2007, we had a worldwide service force of approximately 13,000 employees and an extensive variable contract service force. We are expanding our use of cost-effective remote service technology for basic product offerings while utilizing our direct service force and a variable contract service force to address customers’ more advanced technology requirements. The increasing use of a variable contract service force is consistent with our strategy to reduce service costs while maintaining high-quality levels of service. We believe that our service force represents a significant competitive advantage in that the service force is continually trained on our products and their diagnostic equipment is state-of-the-art. We offer service 24 hours a day, 7 days a week, in major metropolitan areas around the world, providing a consistent and superior level of service worldwide.

Manufacturing and Supply

We are currently in the first year of a 2007 master supply agreement with Flextronics, a global electronics manufacturing services company, to outsource portions of manufacturing for our Office segment. The agreement is for three years with two additional one year extension periods at our option. Our inventory purchases from Flextronics currently represent approximately 20% of our overall worldwide inventory procurement. We have agreed to purchase from Flextronics some products and consumables within specified product families. Flextronics must acquire inventory in anticipation of meeting our forecasted requirements and must maintain sufficient manufacturing capacity to satisfy these requirements. Under certain circumstances, we may be obligated to purchase inventory that remains unused for more than 180 days or becomes obsolete, or on the termination of the supply agreement.

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

In 2007 Xerox opened a $60 million emulsion aggregation (EA) toner plant in Webster, New York. EA toner was developed by Xerox and is protected by more than 300 patents. EA toner is chemically grown enabling the size, shape and structure of the particles to be precisely controlled which leads to improved print quality, less toner usage, less toner waste and less energy required for manufacturing and for printing. Xerox also opened in 2007 a $24 million state-of-the art automated ink manufacturing plant in Wilsonville, Oregon to serve growing demand for its proprietary solid ink color printers.

Fuji Xerox

Fuji Xerox Co., Limited is an unconsolidated entity in which we currently own 25% and FUJIFILM Holdings Corporation (FujiFilm) owns 75%. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong and other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other’s portfolio of patents, technology and products.

International Operations

We are incorporating by reference the financial measures by geographical area for 2007, 2006 and 2005 that are included in Note 2-Segment Reporting in the Consolidated Financial Statements in our 2007 Annual Report. See also the risk factors entitled “Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including fluctuating foreign currencies and shifting regulatory schemes.” in Part 1, Item 1A of this Form 10K.

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

Other Information

Xerox is a New York corporation, organized in 1906, and our principal executive offices are located at 45 Glover Avenue, P.O. Box 4505, Norwalk, Connecticut 06856-4505.

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

If we fail to successfully develop new products and technologies and protect our intellectual property rights, we may be unable to retain current customers and gain new customers and our revenues would be reduced.

The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns. In developing these new technologies and products, we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, the laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States and we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. In addition, some of our products rely on technologies developed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. We also must ensure that all of our products comply with existing and newly enacted applicable regulatory requirements in the countries in which they are sold, particularly European Union environmental directives. If we fail to accurately anticipate and meet our customers’ needs through the development of new technologies and products or if we fail to adequately protect our intellectual property rights or if our new products are not widely accepted or if our current or future products fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.

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

We are continually reviewing our operations with a view towards reducing our cost structure, including but not limited to downsizing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior restructuring actions, it could materially adversely affect our results of operations and financial condition.

Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as Lean Six Sigma, the level of pricing pressures on our products and services, the proportion of high-end as opposed to low-end equipment sales, the trend in our post-sale revenue growth and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.

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

Approximately half of our revenue is generated from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our consolidated financial statements.

Our operating results may be negatively impacted by lower equipment placements and revenue trends.

Our ability to maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction systems. We expect that revenue growth can be further enhanced through our document management and consulting services in the areas of personalized and product life cycle communications, office and production services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct sales productivity and expand our indirect distribution channels in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase the volume of pages printed, the mix of color pages, equipment utilization and color adoption, as well as our ability to retain a high level of supplies sales in unbundled contracts. Equipment placements typically occur through leases with original terms of three to five years. There will be a lag between the increase in equipment placement and an increase in post sale revenues. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement toward distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to maintain a consistent trend of revenue growth, it could materially adversely affect our results of operations and financial condition.

Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.

The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings and is subject to credit market volatility. We are currently funding our customer financing activity through a combination of capital market offerings, cash generated from operations, cash on hand, other borrowings and, to a lesser degree, third-party funding arrangements. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of December 31, 2007, we had $7.5 billion of total debt ($275 million of which is secured by finance receivables) and a $632 million liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance Receivables and On-Lease equipment, was $8.6 billion at December 31, 2007. The total cash and cash equivalents was $1.1 billion at December 31, 2007. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements, repay maturing debt and meet other financial obligations, such as payment of dividends to the extent declared by our Board of Directors. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of December 31, 2007, total cash and cash equivalents was $1.1 billion, and our borrowing capacity under our 2007 Credit Facility was $1.4 billion, reflecting $600 million of outstanding borrowings. We also have funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”). We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2007 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2007 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with GECC (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of December 31, 2007, $275 million was outstanding under the Loan Agreement. The Loan Agreement incorporates the financial maintenance covenants contained in the 2007 Credit Facility and contains other affirmative and negative covenants.

At December 31, 2007, we were in full compliance with the covenants and other provisions of the 2007 Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the 2007 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2007 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters.

We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”), as discussed in the “Contingencies” note in the Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with legal counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of our legal matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted or proposed or are expected to adopt restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items. The previously enacted European Union Directive known as the Restriction on the Use of Hazardous Substances (“RoHS”) is one example. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prevented from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or proposed, or are expected to propose, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. The previously enacted European Union Directive on Waste Electrical and Electronic Equipment (“WEEE”) is one example. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements, various efforts to limit energy use in products, and other environmentally related product programs. For example, the European Union’s Energy-Using Products Directive (“EUP”) is expected to lead to the adoption of “implementing measures” intended to require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. It is possible that some or all of our products may be required to comply with EUP implementing measures. Another example is the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that will require parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH could lead to restrictions and/or bans on certain chemical usage. Xerox continues its efforts toward monitoring and evaluating the applicability of these and other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse affect on our operations and financial condition.

We need to successfully bring GIS into our operations in order to realize all of the anticipated benefits from the transaction.

Our ability to realize the anticipated benefits of the GIS acquisition is subject to certain risks including, but not limited to the risks that the future business operations of GIS will not be successful; customer retention and revenue expansion goals for the GIS transaction will not be met; and disruptions from the GIS transaction will harm relationships with customers, employees, agents, distributors and suppliers.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In December 2006, we sold our Corporate headquarters facility in Stamford, Connecticut. In connection with the sale, we leased our former headquarters until October of 2007 when we relocated to a leased facility in Norwalk, Connecticut.

We own several manufacturing, engineering and research facilities and lease additional facilities. The principal manufacturing and engineering facilities, located in California, New York, Oklahoma, Canada, U.K., Ireland and the Netherlands, are used jointly by the Production and Office Segments, those in Oregon by the Office Segment, and those in Brazil for both the Office and the DMO Segment, as well as India for the DMO Segment. In 2007, we completed construction of a new color toner plant on our manufacturing campus in Webster, NY and opened an automated ink manufacturing plant on the Company’s campus in Wilsonville, Oregon. Our principal research facilities are located in California, New York, Canada, France and the U.K. The research activities in our principal research centers benefit all our operating segments.

As we implemented our restructuring programs (refer to Note 9-”Restructuring and Asset Impairment Charges” in the Consolidated Financial Statements of our Annual Report, incorporated by reference), several leased properties became surplus. The surplus properties have leases that we are obligated to maintain through required contractual periods. We have disposed or subleased certain of these properties and are aggressively pursuing the successful disposition and subleasing of all remaining surplus properties anticipating the majority to be disposed by 2009. With respect to United States properties, at December 31, 2007, there were approximately 9 surplus facilities totaling approximately 248,000 square feet.

We continue to implement our Virtual Office Program for the United States sales force locations. As part of this program, approximately 3,100 employees are working virtually. In combination with other initiatives, this program has reduced our real estate portfolio by approximately 900,000 square feet. Overall, this program has been a success and is generally well received.

We own or lease numerous facilities, which encompass general offices, sales offices, service locations and distribution centers. As a result of the acquisition of GIS and Advectis, we acquired several leased facilities which have been incorporated into the portfolio and rationalized as appropriate. Our principal owned facilities are located in the United States, Ireland, Brazil, Netherlands and India and our principal leased facilities are located in the United States, Brazil, Canada, U.K., Mexico, France and Germany. In 2002, we entered into a joint venture (Xerox Capital Services) with General Electric to manage our administrative billing, credit and collection functions. Xerox Capital Services licenses several of our owned and leased facilities totaling approximately 500,000 square feet for their use. Our two principal Xerox Capital Services administrative facilities are located in Illinois and Texas. A third vacant administrative facility, located in Florida, is in the process of being closed. We also lease a portion of a training facility, located in Virginia. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform our functions.

Item 3. Legal Proceedings

The information set forth under the “Contingencies” note in the Consolidated Financial Statements, of the Xerox Corporation 2007 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2007 Annual Report to Shareholders is hereby incorporated by reference:

Caption
Stock Listed and Traded
Xerox Common Stock Prices and Dividends
Five Years in Review - Common Shareholders of Record at Year-End

(b) Sales of Unregistered Securities During the Quarter ended December 31, 2007

During the quarter ended December 31, 2007, registrant issued no securities in transactions which were not registered under the Securities Act of 1993, as amended.

(c) Issuer Purchases of Equity Securities during the Quarter ended December 31, 2007

Repurchases of Xerox Common Stock, par value $1.00 per Share

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs(2)
October 1 through 31	412,300	$16.8153	412,300	$492,967,062
November 1 through 30	5,595,800	16.5471	5,595,800	400,372,862
December 1 through 31	1,836,400	$16.6082	1,836,400	$369,873,608

Total	7,844,500		7,844,500

(1)	Exclusive of fees and costs.
(2)	In each of October 2005, January 2006, July 2006, November 2006 and February 2007, our Board of Directors authorized a $500 million stock repurchase program and in January 2008, our Board of Directors authorized an additional $1.0 billion stock repurchase program, covering the aggregate repurchase of up to $3.5 billion of our common stock, par value $1.00 per share. The $3.5 billion is exclusive of fees and expenses. Approximately $2.13 billion of this authority has been used through December 31, 2007. The repurchases under these programs may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

(d) Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG, XEROX CORP, S&P 500 INDEX,

AND S&P 500 INFORMATION TECHNOLOGY INDEX

SOURCE:	Standard & Poor’s Investment Services

NOTES:

Graph assumes $100 invested on December 31, 2002 in Xerox Corp., in the S&P 500 Index, and in the S&P 500 Information Technology (IT) Index respectively, and assumes dividends are reinvested.

The graph also includes a comparison to the 2006 Business Week Computers & Peripherals Industry Group (2006 Business Week Index). Substantial changes have been made to the Business Week Computers & Peripherals Industry Group since 2006. Due to these changes and the subjective nature of this Group, the S&P 500 Information Technology Index has been selected to replace this index since we believe it is a more appropriate and standardized index for comparison.

The companies included in the 2006 Business Week Index are as follows:

Apple, Dell, Diebold, EMC Corp., Gateway (included through 2006), Hewlett-Packard, International Business Machines, Lexmark International, NCR, Network Appliance, Palm, Sandisk, Seagate Technology, Sun Microsystems and Western Digital.

2006 Business Week Index is weighted by market capitalization and assumes reinvestment of dividends.

	Dec02	Dec03	Dec04	Dec05	Dec06	Dec07
Xerox Corporation	$100	$171	$211	$182	$211	$202
S&P 500 Index	100	129	143	150	173	183
S&P 500 Information Technology Index	100	147	151	152	165	192
2006 Business Week Index	100	133	152	150	175	224

The graph and other information furnished under Part II Item 5(d) of this Form 10-K shall not be deemed to be ‘soliciting material’ or to be ‘filed’ with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2007, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2007 Annual Report to Shareholders, is incorporated by reference in this

Form 10-K.

Revenues

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle

Per-Share Data

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle - Basic and Diluted

Earnings - Basic and Diluted

Common stock dividends

Total Assets

Long-term debt

Liabilities to subsidiary trusts issuing preferred securities

Series B convertible preferred stock

Series C mandatory convertible preferred stock

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” of the Xerox Corporation 2007 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management”, in the Xerox Corporation 2007 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2007 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6, 7, 7A and 8, the Xerox Corporation 2007 Annual Report is not to be deemed filed as part of this Form 10-K.

The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2007 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2007, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and was accumulated and communicated to the Company’s Management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2007 Annual Report to Shareholders which is incorporated by reference in this Form 10-K.

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

Item 9B. Other Information

Directors:

On February 14, 2008, Ralph S. Larsen informed the Company that he will not stand for re-election to the Xerox Board of Directors at the May 2008 Annual Shareholders Meeting.

Executive Compensation

On February 14, 2008, the Compensation Committee of the Board of Directors of the Company took the following actions:

2007 and 2008 Annual Performance Incentive Plan (APIP):

The Compensation Committee approved the payments of cash awards under the Xerox 2004 Performance Incentive Plan (“2004 PIP”), as amended. The measures on which awards are based for the 2007 fiscal year are set out on Exhibit 10(e)(11) attached hereto and the measures for awards for fiscal year 2008 are set out on Exhibit 10(e)(16) attached hereto. The Compensation Committee approved cash awards under the 2004 PIP for fiscal year 2007 to Anne M. Mulcahy, Chairman and Chief Executive Officer of the Company, Ursula M. Burns, President, Lawrence A. Zimmerman, Chief Financial Officer and certain other officers, including James A. Firestone and Jean-Noel Machon, our other two most highly compensated executive officers for fiscal year 2007 (collectively with Mrs. Mulcahy, the “Named Executive Officers”). The Compensation Committee approved a cash award of $2,178,000 to Mrs. Mulcahy, $1,168,750 to Ms. Burns, $770,000 to Mr. Zimmerman, $770,000 to Mr. Firestone, and $579,983 to Mr. Machon.

2005 E-LTIP Awards:

The Compensation Committee determined that one-third of the performance shares granted under the 2005 Executive Long-Term Incentive Program (“2005 E-LTIP”) were earned based on the Company’s 2007 performance against the annual targets established for Diluted Earnings Per Share from Continuing Operations (“EPS”) and Net Cash provided by Operating Activities. A description of the targets is set out on Exhibit 10(e)(4). The number of shares earned for 2007 for each Named Officer is as follows: Mrs. Mulcahy, 98,034 shares; Ms. Burns, 35,300 shares; Mr. Zimmerman, 31,367 shares; Mr. Firestone, 31,367 shares; and Mr. Machon, 19,634 shares.

The Compensation Committee also determined that an additional 46.36% of the 2005 original award amount was earned based on achievement of three-year cumulative performance results against the three-year targets established for EPS and Net Cash provided by Operating Activities. A description of the targets is set out on Exhibit 10(e)(4). The number of additional shares earned for each Named Executive Officer is as follows: Mrs. Mulcahy, 136,345 shares; Ms. Burns, 49,095 shares; Mr. Zimmerman, 43,625 shares; Mr. Firestone, 43,625 shares; and Mr. Machon, 27,307 shares. All performance shares earned under the 2005 E-LTIP vested on February 14, 2008. There are no performance shares remaining under the 2005 E-LTIP.

The Compensation Committee previously approved a modification to the EPS definition as originally established to exclude any gains/losses resulting from the settlement of tax audits. This modification was made to align the 2005 EPS definition with the 2006 E-LTIP EPS definition and to exclude the significant tax gains that occurred in 2006. As a result, the cumulative EPS result was lower than it otherwise would have been absent the modification.

2006 E-LTIP Awards:

The Compensation Committee determined that one-third of the performance shares granted under the 2006 Executive Long-Term Incentive Program (“2006 E-LTIP”) were earned based on the Company’s 2007 performance against the annual targets established for Earnings Per Share and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(6). The number of shares earned for 2007 for each Named Executive Officer is as follows: Mrs. Mulcahy, 148,000 shares; Ms. Burns, 56,933 shares; Mr. Zimmerman, 36,433 shares; Mr. Firestone, 45,567 shares; and Mr. Machon, 22,800 shares. Earned shares vest three years from their grant date.

2007 E-LTIP Awards:

The Compensation Committee determined that one-third of the performance shares granted under the 2007 Executive Long-Term Incentive Program (“2007 E-LTIP”) were earned based on the Company’s 2007 performance against the annual targets established for Earnings Per Share and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(12). The number of shares earned for 2007 for each Named Executive Officer is as follows: Mrs. Mulcahy, 162,533 shares; Ms. Burns, 46,200 shares; Mr. Zimmerman, 49,232 shares; Mr. Firestone, 36,966 shares; and Mr. Machon, 18,500 shares. Earned shares vest three years from their grant date.

2008 E-LTIP Awards:

2008 E-LTIP awards made to Named Executive Officers reflect their leadership role in the Company, their historical and future contributions, and competitive award levels. The purpose of the 2008 E-LTIP is to provide the necessary incentives to retain and reward executives for sustained performance improvements over the next three-year period. Awards under the 2008 E-LTIP for Named Executive Officers are comprised entirely of performance shares that may be earned based on achieving annual performance targets and three-year cumulative performance between threshold and maximum as determined by the Committee. All performance shares that are earned vest in 2011. Named Executive Officers who retire, are involuntarily terminated (without cause) or voluntarily terminate due to a reduction in force prior to the end of the three-year performance cycle will vest in a portion of the performance shares earned on a pro rata basis.

Performance metrics for the 2008 E-LTIP are Earnings Per Share (weighted 60%) and Core Cash Flow from Operations (weighted 40%). Earnings Per Share and Core Cash Flow from Operations are defined in Exhibit 10(e)(17) attached hereto. The Committee has established annual and cumulative targets. Based on annual or cumulative performance versus targets, the number of performance shares earned by Named Executive Officers under the 2008 E-LTIP may vary from 0% to 150% of the initial number of shares subject to the grant. The form of award agreement pursuant to which such grants were made is attached hereto as Exhibit 10(e)(19).

Participants in the 2008 E-LTIP are subject to meaningful ownership requirements and mandatory share holding requirements of 50% of the net vested shares until their ownership requirements have been met.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (“2008 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 22, 2008. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2007.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2008 Proxy Statement.

The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2008 Proxy Statement.

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

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since

Anne M. Mulcahy*	55	Chairman of the Board and Chief Executive Officer	2002	1992

Ursula M. Burns*	49	President	2007	1997

Lawrence A. Zimmerman	65	Executive Vice President and Chief Financial Officer	2007	2002

James A. Firestone	53	Executive Vice President, President, Xerox North America	2007	1998

Willem Appelo	43	Senior Vice President, President, Strategic Services Group	2007	2004

Don H. Liu	46	Senior Vice President, General Counsel and Secretary	2007	2007

Jean-Noel Machon	55	Senior Vice President, President, Developing Markets Operations	2004	2000

Armando Zagalo de Lima	49	Senior Vice President, President Xerox Europe	2004	2000

Quincy Allen	47	Vice President, President, Production Systems Group	2007	2004

Michael Stephen Cronin	54	Vice President, President, Xerox Global Services	2007	2004

Gary R. Kabureck	54	Vice President and Chief Accounting Officer	2003	2000

James H. Lesko	56	Vice President, Investor Relations	2004	1993

Russell Peacock	49	Vice President, President, Xerox Office Group	2007	2007

Rhonda L. Seegal	57	Vice President and Treasurer	2003	2003

Leslie F. Varon	51	Vice President and Controller	2006	2001

*	Member of Xerox Board of Directors

Each officer named above, with the exception of Rhonda L. Seegal and Don H. Liu, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 2003, Ms. Seegal had been with Avaya Inc., where she was Vice President and Treasurer from 2000 to 2003. Prior to that, she was Deputy Treasurer at General Electric Company from 1996 to 2000.

Prior to joining Xerox in 2007, Mr. Liu had been with Toll Brothers where he was Senior Vice President, General Counsel and Corporate Compliance Officer from 2005 to 2007. Prior to that, he was General Counsel, Corporate Secretary and Corporate Compliance Officer for IKON Office Solutions from 1999 to 2005. Prior to that, he was Vice President and Deputy Chief Legal Officer for Aetna U.S. Healthcare from 1992 to 1999.

Item 11. Executive Compensation

The information included under the following captions under “Proposal 1-Election of Directors” in our 2008 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2007”, “Outstanding Equity Awards at 2007 Fiscal Year-End”, “Option Exercises

and Stock Vested in 2007”, “Pension Benefits for the 2007 Fiscal Year”, “Nonqualified Deferred Compensation”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2008 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1-Election of Directors” in our 2008 definitive Proxy Statement.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1-Election of Directors” in our 2008 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 – Election of Directors” in our 2008 definitive Proxy Statement.

Item 14. Principal Auditor Fees and Services

The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 – Ratification of Election of Independent Registered Public Accounting Firm” in our 2008 definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

		Report of Independent Registered Public Accounting Firm

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2007

		Consolidated Balance Sheets as of December 31, 2007 and 2006

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007

		Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2007

		Notes to Consolidated Financial Statements

		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

		Schedule II – Valuation and qualifying accounts

		All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

	(2)	Supplementary Data:

		Quarterly Results of Operations (unaudited)

		Five Years in Review

	(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)	The management contracts or compensatory plans or arrangements listed in the Index of Exhibits that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2008 Proxy Statement are preceded by an asterisk (*).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

By:	/s/ ANNE M. MULCAHY
Anne M. Mulcahy Chairman of the Board and Chief Executive Officer

February 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 15, 2008

Signature	Title

Principal Executive Officer:

/S/ ANNE M. MULCAHY Anne M. Mulcahy	Chairman of the Board, Chief Executive Officer and Director

Principal Financial Officer:

/S/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/S/ GARY R. KABURECK Gary R. Kabureck	Vice President and Chief Accounting Officer

/S/ GLENN A. BRITT Glenn A. Britt	Director

/S/ URSULA M. BURNS Ursula M. Burns	President and Director

/S/ RICHARD J. HARRINGTON Richard J. Harrington	Director

/S/ WILLIAM CURT HUNTER William Curt Hunter	Director

/S/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director

/S/ RALPH S. LARSEN Ralph S. Larsen	Director

/s/ Robert A. McDONALD Robert A. McDonald	Director

/S/ N. J. NICHOLAS, JR. N. J. Nicholas, Jr.	Director

/S/ ANN N. REESE Ann N. Reese	Director

/S/ MARY AGNES WILDEROTTER Mary Agnes Wilderotter	Director

Report of Independent Registered Public Accounting Firm

on Financial Statement Schedule

To the Board of Directors of Xerox Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 15, 2008 appearing in the 2007 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 15, 2008

SCHEDULE II

Valuation and Qualifying Accounts

Year ended December 31, 2007, 2006 and 2005

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2007
Allowance for Losses on:
Accounts Receivable	$116	$55	$(1)	$(42)	$128
Finance Receivables	198	79	(2)	(72)	203

	$314	$134	$(3)	$(114)	$331

2006
Allowance for Losses on:
Accounts Receivable	$136	$36	$(9)	$(47)	$116
Finance Receivables	229	51	(2)	(80)	198

	$365	$87	$(11)	$(127)	$314

2005
Allowance for Losses on:
Accounts Receivable	$183	$36	$(14)	$(69)	$136
Finance Receivables	276	36	(8)	(75)	229

	$459	$72	$(22)	$(144)	$365

(1)	Bad debt provisions relate to estimated losses due to credit and similar collectability issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)	Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

INDEX OF EXHIBITS

Document and Location

(3)(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004 and Certificate of Change filed with the Department of State of the State of New York on October 31, 2007.

(b)	By-Laws of Registrant, as amended through May 24, 2007.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(4)(a)(1)	Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-44597, 33-49177 and 33-54629.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

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

(c)(1)	Indenture dated as of January 29, 1997, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) (“Bank One”), as trustee (the “January 1997 Indenture”), relating to Registrant’s Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”).

Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-24193.

(2)	Form of Certificate of Exchange relating to Junior Subordinated Debentures.

Incorporated by reference to Exhibit A to Exhibit 4.1 to Registration Statement No. 333-24193.

(3)	Certificate of Trust of Xerox Capital Trust I executed as of January 23, 1997.

Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-24193.

(4)	Amended and Restated Declaration of Trust of Xerox Capital Trust I dated as of January 29, 1997.

Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-24193.

(5)	Form of Exchange Capital Security Certificate for Xerox Capital Trust I.

Incorporated by reference to Exhibit A-1 to Exhibit 4.4 to Registration Statement No. 333-24193.

(6)	Series A Capital Securities Guarantee Agreement of Registrant dated as of January 29, 1997, relating to Series A Capital Securities of Xerox Capital Trust I.

Incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-24193.

(7)	Registration Rights Agreement dated January 29, 1997, among Registrant, Xerox Capital Trust I and the initial purchasers named therein.

Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.

(8)	Instrument of Resignation, Appointment and Acceptance dated as of November 30, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as successor Trustee, relating to the January 1997 Indenture.

Incorporated by reference to Exhibit (c)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(d)(1)	Indenture dated as of April 21, 1998, between Registrant and Bank One, as trustee, relating to $1,012,198,000 principal amount at maturity of Registrant’s Convertible Subordinated Debentures due 2018 (the “April 1998 Indenture”).

Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement No. 333-59355.

(2)	Instrument of Resignation, Appointment and Acceptance dated as of July 26, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture (the “April 1998 Indenture Trustee Assignment”).

Incorporated by reference to Exhibit 4(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.

Incorporated by reference to Exhibit 4(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(e)(1)	Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9 3/4% Senior Notes due 2009 (Denominated in U.S. Dollars) (the “January 17, 2002 U.S. Dollar Indenture”).

Incorporated by reference to Exhibit 4(h)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(2)	Indenture, dated as of January 17, 2002, between Registrant and Wells Fargo, as trustee, relating to Registrant’s 9 3/4% Senior Notes due 2009 (Denominated in Euros) (the “January 17, 2002 Euro Indenture”).

Incorporated by reference to Exhibit 4(h)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s $600,000,000 9 3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Registration Rights Agreement, dated as of January 17, 2002, among Registrant and the initial purchasers named therein, relating to Registrant’s (euro) 225,000,000 9 3/4% Senior Notes due 2009.

Incorporated by reference to Exhibit 4(h)(4) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(5)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit (4)(h)(5) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(6)	First Supplemental Indenture dated as of June 21, 2002 between Registrant and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit (4)(h)(6) to Registrant’s Current Report on Form 8-K dated June 21, 2002.

(7)	Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit 4 (h)(7) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Second Supplemental Indenture dated as of July 30, 2002 between Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 Euro Indenture.

Incorporated by reference to Exhibit 4 (h)(8) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(9)	Third Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Dollar Indenture.

Incorporated by reference to Exhibit 4.11 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(10)	Third Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the January 17, 2002 U.S. Euro Indenture.

Incorporated by reference to Exhibit 4.12 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(f)	Indenture dated as of October 2, 1995, between Xerox Credit Corporation (“XCC”) and State Street Bank and Trust Company (“State Street”), as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC’s Board of Directors or Executive Committee of the Board of Directors.

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement Nos. 33-61481 and 333-29677.

(g)(1)	Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(2)	First Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

(3)	Form of Second Supplemental Indenture to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit (4)(b)(3) to Registrant’s Registration Statement No. 333-111623.

(4)	Form of Third Supplemental Indenture, dated as of March 20, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(6) to Registrant’s Current Report on Form 8-K dated March 20, 2006.

(5)	Form of Fourth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(7) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

(6)	Form of Fifth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(8) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

(7)	Form of Sixth Supplemental Indenture, dated as of May 17, 2007 to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Registration Statement No. 333-142900.

(h)	Form of Credit Agreement dated as of April 30, 2007 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners.

Incorporated by reference to Exhibit 10(j) to Registrant’s Current Report on Form 8-K dated April 30, 2007.

(i)	Master Demand Note dated December 10, 2003 between Registrant and Xerox Credit Corporation.

Incorporated by reference to Exhibit 4(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(j)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

(10)	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2008 Proxy Statement are preceded by an asterisk (*).

*(a)	Registrant’s Form of Salary Continuance Agreement.

Incorporated by reference to Exhibit 10(a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended.

*(b)(1)	Registrant’s 1991 Long-Term Incentive Plan, as amended and restated December 4, 2007 (“1991 LTIP”).

(2)	Form of Agreements under 1991 LTIP, as amended through July 12, 2007.

(3)	Amendment dated December 4, 2007 to 1991 LTIP.

(c)(1)	Registrant’s 1996 Non-employee Director Stock Option Plan, as amended and restated December 5, 2007 (“1996 NDSOP”).

(2)	Amendment dated December 5, 2007 to 1999 to 1999 NDSOP.

(d)(1)	Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated December 5, 2007 (“2004 ECPNED”).

(2)	Form of Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

(3)	Form of Grant Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

(4)	Form of DSU Deferral under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(4) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

(5)	Amendment dated December 5, 2007 to 2004 ECPNED.

*(e)(1)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 6, 2005 (“2004 PIP”).

Incorporated by reference to Exhibit 10(e)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(2)	Form of 2005 Executive Long-Term Incentive Program Award Agreement under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(3)	Form of 2005 Executive Long-Term Incentive Program Award Summary under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(4)	Performance Elements for 2005 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(e)(6) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(5)	Annual Performance Incentive Plan for 2006.

Incorporated by reference to Exhibit 10(e)(5) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(6)	Performance Elements for 2006 Executive Long-Term Incentive Program (“2006 ELTIP”).

Incorporated by reference to Exhibit 10(e)(6) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(7)	Form of Amendment to Agreements under 2004 PIP.

Incorporated by reference to Exhibit 10(e)(7) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

(8)	Form of 2006 Executive Long-Term Incentive Program Award Summary under 2006 ELTIP.

Incorporated by reference to Exhibit 10(e)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(9)	2006 Form of Executive Long-Term Incentive Program Award Agreement under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(9) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(10)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of February 15, 2007 (“2007 PIP”).

Incorporated by reference to Exhibit 10(e)(10) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(11)	Annual Performance Incentive Plan for 2007.

(12)	Performance Elements for 2007 Executive Long-Term Incentive Program (“2007 ELTIP”).

Incorporated by reference to Exhibit 10(e)(12) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(13)	Form of Executive Long-Term Incentive Program Award Summary under 2007 ELTIP.

Incorporated by reference to Exhibit 10(e)(13) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(14)	2007 Form of Executive Long-Term Incentive Program Award Agreement under the 2007 PIP.

Incorporated by reference to Exhibit 10(e)(14) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(15)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 4, 2007 (“2007-2 PIP”).

(16)	Annual Performance Incentive Plan for 2008.

(17)	Performance Elements for 2008 Executive Long-Term Incentive Program (“2008 ELTIP”).

(18)	Form of Executive Long-Term Incentive Program Award Summary under 2008 ELTIP.

(19)	2008 Form of Executive Long-Term Incentive Program Award Agreement under the 2007-2 PIP.

(20)	Amendment dated December 4, 2007 to 2007-2 PIP.

*(f)(1)	2004 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through December 7, 2004 (“2004 URIGP”).

Incorporated by reference to Exhibit 10(F) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2)	Amendment No. 1 to 2004 URIGP.

Incorporated by reference to Exhibit 10(f)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2005.

(3)	Amendment No. 2 to 2004 URIGP.

Incorporated by reference to Exhibit 10(f)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006.

*(g)(1)	2004 Restatement of Registrant’s Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2004 USERP”).

(2)	Amendment dated December 4, 2007 to Registrant’s 2004 USERP.

(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors, as amended through February 4, 2002.

Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*(i)(1)	Form of Severance Letter Agreement entered into with various executive officers, effective October 12, 2007 (“2007 Severance Letter”).

(2)	Amendment dated December 4, 2007 to 2007 Severance Letter.

*(j)(1)	Registrant’s Universal Life Plan effective July 1, 2003.

Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2)	Amendment No. 3 to Registrant’s Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006.

(k)(1)	Registrant’s Deferred Compensation Plan for Directors, as amended and restated December 5, 2007 (“DCPD”).

(2)	Amendment dated December 5, 2007 to DCPD.

*(l)	Registrant’s Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.

Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

*(m)	Registrant’s 1998 Employee Stock Option Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

(n)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(o) (1)	Master Supply Agreement, dated as of November 30, 2001, between Registrant and Flextronics International Ltd. (“Master Supply Agreement”).**

Incorporated by reference to Exhibit 10(t)(1) to Registrant’s Current Report on Form 8-K dated June 2, 2003.

(2)	Amended and Restated Letter Agreement dated as of November 30, 2001 between Registrant and Flextronics International Ltd. regarding collateral matters relating to the relationship between Registrant and Flextronics.**

Incorporated by reference to Exhibit 10(t)(2) to Registrant’s Current Report on Form 8-K dated June 2, 2003.

*(p)	Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(u) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(q)	Amended and Restated Loan Agreement dated as of October 21, 2002 between Xerox Lease Funding LLC and General Electric Capital Corporation.

Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*(r)	Form of Cash Retention Agreement entered into with various executive officers during 2003.

Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(s)	2006 Technology Agreement, effective as of April 1, 2006, by and between Registrant and Fuji Xerox Co., Ltd.

Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 9, 2006.**

(12)	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(13)	Registrant’s 2007 Annual Report to Shareholders.

(21)	Subsidiaries of Registrant.

(23)	Consent of PricewaterhouseCoopers LLP.

(31)(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32)	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

**	Pursuant to the Freedom of Information Act and/or a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.