Form 10-Q
period 2008-03-31
XEROX CORP
filed 2008-04-25
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-04471

XEROX CORPORATION

(Exact Name of Registrant as specified in its charter)

New York	16-0468020
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 4505 45 Glover Avenue Norwalk, Connecticut	06856-4505
(Address of principal executive offices)	(Zip Code)

(203) 968-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Class	Outstanding at March 31, 2008
Common Stock, $1 par value	899,128,330 shares

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the risk that we will not realize all of the anticipated benefits from our 2007 acquisition of Global Imaging Systems, Inc.; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2007 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION

Form 10-Q

March 31, 2008

		Page
Part I — Financial Information		4

Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Capital Resources and Liquidity	27

	Financial Risk Management	29

	Non GAAP Financial Measures	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

Part II — Other Information		32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	35

Signatures		36

Exhibit Index

Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004 and Certificate of Change filed with the Department of State of New York on October 31, 2007.

By-Laws of Registrant, as amended through May 24, 2007.
Computation of Ratio of Earnings to Fixed Charges.
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

Item 1

PART I—FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2008	2007
Revenues
Sales	$2,013	$1,707
Service, outsourcing and rentals	2,113	1,924
Finance income	209	205

Total Revenues	4,335	3,836

Costs and Expenses
Cost of sales	1,319	1,084
Cost of service, outsourcing and rentals	1,231	1,118
Equipment financing interest	80	78
Research, development and engineering expenses	221	218
Selling, administrative and general expenses	1,124	954
Restructuring and asset impairment charges	3	(2)
Provision for litigation, net	795	—
Other expenses, net	80	57

Total Costs and Expenses	4,853	3,507

(Loss) Income before Income Taxes and Equity Income	(518)	329
Income tax (benefit) expense	(246)	102
Equity in net income of unconsolidated affiliates	28	6

Net (Loss) Income	$(244)	$233

Basic (Loss) Earnings per Share	$(0.27)	$0.25
Diluted (Loss) Earnings per Share	$(0.27)	$0.24

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$842	$1,099
Accounts receivable, net	2,540	2,457
Billed portion of finance receivables, net	302	304
Finance receivables, net	2,679	2,693
Inventories	1,431	1,305
Other current assets	877	682

Total current assets	8,671	8,540
Finance receivables due after one year, net	5,049	5,051
Equipment on operating leases, net	618	587
Land, buildings and equipment, net	1,597	1,587
Investments in affiliates, at equity	1,035	932
Intangible assets, net	611	621
Goodwill	3,456	3,448
Deferred tax assets, long-term	1,610	1,349
Other long-term assets	1,472	1,428

Total Assets	$24,119	$23,543

Liabilities and Shareholders’ Equity
Short-term debt and current portion of long-term debt	$1,354	$525
Accounts payable	1,334	1,367
Accrued compensation and benefits costs	547	673
Other current liabilities	2,414	1,512
Total current liabilities	5,649	4,077
Long-term debt	6,334	6,939
Liability to subsidiary trust issuing preferred securities	642	632
Pension and other benefit liabilities	1,161	1,115
Post-retirement medical benefits	1,389	1,396
Other long-term liabilities	789	796
Total Liabilities	15,964	14,955
Common stock, including additional paid-in-capital	4,029	4,096
Treasury stock, at cost	(308)	(31)
Retained earnings	4,990	5,288
Accumulated other comprehensive loss	(556)	(765)

Total Shareholders’ Equity	8,155	8,588

Total Liabilities and Shareholders’ Equity	$24,119	$23,543

Shares of common stock issued	919,410	919,013
Treasury stock	(20,282)	(1,836)

Shares of common stock outstanding	899,128	917,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(244)	$233
Adjustments required to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	145	152
Provisions for receivables and inventory	49	36
Net gain on sales of businesses and assets	(7)	(4)
Undistributed equity in net income of unconsolidated affiliates	(27)	(5)
Stock-based compensation	20	17
Provision for litigation, net	795	—
Cash payments for restructurings	(37)	(74)
Contributions to pension benefit plans	(35)	(28)
Increase in inventories	(129)	(138)
Increase in equipment on operating leases	(77)	(69)
Decrease in finance receivables	124	138
Increase in accounts receivable and billed portion of finance receivables	(28)	(27)
Increase in other current and long-term assets	(34)	(4)
Decrease in accounts payable and accrued compensation	(183)	(84)
Net change in income tax assets and liabilities	(300)	94
Net change in derivative assets and liabilities	23	2
Decrease in other current and long-term liabilities	(23)	(32)
Other, net	20	(20)

Net cash provided by operating activities	52	187

Cash Flows from Investing Activities:
Purchases of short-term investments	—	(18)
Proceeds from sales of short-term investments	—	90
Cost of additions to land, buildings and equipment	(44)	(52)
Proceeds from sales of land, buildings and equipment	9	4
Cost of additions to internal use software	(27)	(29)
Acquisitions, net of cash acquired	(4)	—
Net change in escrow and other restricted investments	1	21

Net cash (used in) provided by investing activities	(65)	16

Cash Flows from Financing Activities:
Proceeds from new secured financings	7	34
Debt payments on secured financings	(95)	(230)
Net cash proceeds (payments) on other debt	246	(13)
Common stock dividends	(40)	—
Proceeds from issuances of common stock	3	32
Excess tax benefits from stock-based compensation	1	12
Payments to acquire treasury stock, including fees	(335)	(225)
Repurchases related to stock-based compensation	(32)	—
Other	(5)	—

Net cash used in financing activities	(250)	(390)

Effect of exchange rate changes on cash and cash equivalents	6	6

Decrease in cash and cash equivalents	(257)	(181)
Cash and cash equivalents at beginning of period	1,099	1,399

Cash and cash equivalents at end of period	$842	$1,218

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

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2007 Annual Report to Shareholders, which is incorporated by reference in our 2007 Annual Report on Form 10-K (“2007 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2007 Annual Report.

In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

For convenience and ease of reference, we refer to the financial statement caption “(Loss) Income before Income Taxes and Equity Income” as “pre-tax (loss) income.”

Note 2-Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. The standard is effective for our fiscal year and interim periods within such year, beginning January 1, 2009, with early application encouraged. The principal impact from this standard will be to require us to expand our disclosures regarding our derivative instruments.

Business Combinations and Noncontrolling Interests:

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”). FAS 160 is effective for our fiscal year, and interim periods within such year, beginning January 1, 2009. Early adoption of both FAS 141(R) and FAS 160 is prohibited. FAS 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FAS 160 will result in the reclassification of minority interests from long-term liabilities to shareholders’ equity. The balance at March 31, 2008 was $108. We are currently evaluating further impacts, if any, of these standards on our financial statements.

Benefit Plans Accounting:

In 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). The funded status recognition and certain disclosure provisions of FAS 158 were effective as of our fiscal year ending December 31, 2006. FAS 158 also required the consistent measurement of plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position effective for the year ending December 31, 2008. Since several of our international plans had a September 30th measurement date, this standard required us to change that measurement date for those plans to December 31st in 2008. The adoption of this requirement by our international plans did not have a material effect on our financial condition or results of operations. The effect of adoption resulted in a January 1, 2008 opening retained earnings charge of $16, deferred tax asset increase of $4, pension asset reduction of $9, a pension liability increase of $6 and a credit to accumulated other comprehensive loss of $5.

Fair Value Accounting:

We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”) on January 1, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”) on January 1, 2008. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

Note 3-Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office and Other. The Production and Office segments are centered around strategic product groups which share common technology, manufacturing and product platforms, as well as classes of customers.

The Production segment includes black-and-white products which operate at speeds over 90 pages per minute (“ppm”) excluding 95 ppm with an embedded controller and color products which operate at speeds over 40 ppm excluding 50 and 60 ppm products with an embedded controller. Products include the Xerox iGen3® digital color production press, Xerox Nuvera®, DocuTech®, DocuPrint® and DocuColor® families, as well as older technology light-lens products. These products are sold predominantly through direct sales channels to Fortune 1000, graphic arts, government, education and other public sector customers.

The Office segment includes black-and-white products which operate at speeds up to 90 ppm as well as 95 ppm with an embedded controller and color products up to 40 ppm as well as 50 and 60 ppm products with an embedded controller. Products include the suite of CopyCentre®, WorkCentre®, WorkCentre Pro and Phaser® digital multifunction systems, DocuColor color multifunction products, color laser, solid ink color printers and multifunction devices, monochrome laser desktop printers, digital and light-lens copiers and facsimile products and non-Xerox branded products with similar specifications. These products are sold through direct and indirect sales channels to global, national and mid-size commercial customers as well as government, education and other public sector customers. Approximately 75% of Global Imaging Systems’ (“GIS”) revenue is included in our Office segment representing those sales and services that align to our Office segment.

The segment classified as Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper sales), value-added services, Wide Format Systems, Xerox Technology Enterprises, royalty and licensing revenues, GIS network integration solutions and electronic presentation systems, equity net income and non-allocated Corporate items. Value-added services includes the results of our acquisitions of Amici LLC (now Xerox Litigation Services) and Advectis®, Inc. (now Xerox Mortgage Services). Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox, and certain costs which have not been allocated to the Production and Office segments, including non-financing interest as well as other items included in Other expenses, net.

Operating segment revenues and profitability for the three months ended March 31, 2008 and 2007 were as follows:

	Production	Office	Other	Total
2008
Total Segment revenues	$1,271	$2,447	$617	$4,335

Segment profit (loss)	$101	$265	$(40)	$326

2007
Total Segment revenues	$1,194	$2,105	$537	$3,836

Segment profit (loss)	$119	$259	$(16)	$362

The following is a reconciliation to pre-tax (loss) income:

	Three Months Ended March 31,
	2008	2007
Total Segment profit	$326	$362
Reconciling items:
Restructuring and asset impairment charges	(3)	2
Provision for litigation, net	(795)	—
Restructuring charges of Fuji Xerox	(10)	(23)
Other	(8)	(6)
Equity in net income of unconsolidated affiliates	(28)	(6)

Pre-tax (loss) income	$(518)	$329

In the first quarter of 2008, we revised our segment reporting to integrate our former Developing Market Operations (DMO) segment into the Production, Office and Other segments. DMO is a collection of geographic regions which have matured to a level where we now manage them consistent with our North American and European geographic regions, which is on the basis of products sold. The following table provides segment revenue and operating profit for the 2007 quarterly periods reclassified to conform to our new reportable segments:

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Total
Segment Revenue:
Production	$1,194	$1,281	$1,286	$1,554	$5,315
Office	2,105	2,327	2,384	2,657	9,473
Other	537	600	632	671	2,440

Total	$3,836	$4,208	$4,302	$4,882	$17,228

Segment Profit / (Loss):
Production	$119	$111	$126	$206	$562
Office	259	267	259	330	1,115
Other	(16)	(31)	(25)	(17)	(89)

Total	$362	$347	$360	$519	$1,588

Note 4 – Acquisition of GIS

In May 2007, we acquired Global Imaging Systems, Inc., a provider of office technology for small and mid-size businesses in the United States, for approximately $1.5 billion. The results of operations for GIS are included in our Consolidated Statements of Income as of May 9, 2007, the effective date of acquisition. Refer to Note 3-Segment Reporting for a discussion of the segment classification of GIS.

The unaudited pro forma results presented below include the effects of the GIS acquisition as if it had been consummated as of January 1, 2007. The pro-forma results include the amortization associated with the estimated value of acquired intangible assets and interest expense associated with debt used to fund the acquisition. However, pro forma results do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2007.

Three Months Ended March 31, 2007
Revenue	$4,131
Net income	237
Basic and diluted earnings per share	0.25

Note 5-Inventories

The following is a summary of Inventories by major category:

	March 31, 2008	December 31, 2007
Finished goods	$1,200	$1,099
Work-in-process	77	70
Raw materials	154	136

Total Inventories	$1,431	$1,305

Note 6-Investment in Fuji Xerox and Other Unconsolidated Affiliates

Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2008	2007
Fuji Xerox	$26	$5
Other investments	2	1

Total	$28	$6

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended March 31,
	2008	2007
Summary of Operations:
Revenues	$3,033	$2,650
Cost and expenses	2,822	2,578
Income before income taxes	211	72
Income taxes	83	34
Minorities’ interests	2	2

Net Income	$126	$36

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income for 2007 includes after-tax restructuring charges of $23 primarily reflecting employee related costs as part of Fuji Xerox’s continued cost-reduction actions to improve its competitive position. First quarter 2008 included after tax charges of $10 primarily related to pension settlements associated with the first quarter 2007 Fuji Xerox restructuring.

Note 7-Restructuring Programs

Information related to restructuring program activity during the three months ended March 31, 2008 is outlined below.

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance December 31, 2007	$71	$38	$109
Restructuring provision	3	1	4
Reversals of prior accruals	(1)	—	(1)
Net current period charges(1)	2	1	3
Charges against reserve and currency	(18)	(17)	(35)

Balance March 31, 2008	$55	$22	$77

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
Charges to reserve, all programs	$(35)	$(74)
Asset impairments	—	1
Effects of foreign currency and other non-cash	(2)	(1)

Cash payments for restructurings	$(37)	$(74)

Restructuring charges of approximately $60 are expected to be recognized in the second quarter of 2008 for initiatives that have not been finalized by management.

Note 8-Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended March 31,
	2008	2007
Interest expense(1)	$134	$136
Interest income(2)	$221	$222

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 9-Fair Value Measurement

As discussed in Note 2, we adopted FAS 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of FAS 157 was limited to financial assets and liabilities, which primarily relate to our derivative contracts.

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

FAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	-	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2	-

Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	-	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$42	$—	$42	$—

Derivative Liabilities	$49	$—	$49	$—

Note 10-Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Three Months Ended March 31,
	Pension Benefits		Retiree Health
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$55	$61	$4	$4
Interest cost	144	128	22	22
Expected return on plan assets	(165)	(149)	—	—
Recognized net actuarial loss	10	18	1	3
Amortization of prior service credit	(5)	(5)	(3)	(3)
Recognized settlement loss	8	8	—	—

Net periodic benefit cost	$47	$61	$24	$26

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of net prior service credit	5	5	3	3
Net actuarial losses	(18)	(26)	(1)	(3)

Total recognized in Other comprehensive income(1)	(13)	(21)	2	—

Total recognized in Net periodic benefit cost and Other comprehensive income	$34	$40	$26	$26

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The net of tax amount is included within the table in Note 11.

During the three months ended March 31, 2008, we made contributions of $35 and $28 to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $100 to our pension plans and $77 to our other post-retirement benefit plans in 2008 for a total of $135 for pension plans and $105 for other post-retirement benefit plans.

Note 11-Shareholders’ Equity

	March 31, 2008	December 31, 2007
Common stock	$921	$920
Additional paid-in-capital	3,108	3,176
Treasury stock	(308)	(31)
Retained earnings	4,990	5,288
Accumulated other comprehensive loss	(556)	(765)

Total Shareholders’ Equity	$8,155	$8,588

In the first quarter of 2008, we declared dividends of $39 and recorded a January 1, 2008 opening retained earnings charge of $16 related to the adoption of the FAS 158 requirements regarding the change in measurement date – refer to Note 2 for further information.

Treasury Stock:

The following is a summary of the purchases of common stock made during the first quarter of 2008 under our stock repurchase programs as described in our 2007 Annual Report (shares in thousands):

	Total Authorized Repurchase Programs of $3,500
	Shares	Amount
As of December 31, 2007	1,836	$31
Purchases	22,051	335	*
Less cancellations	(3,605)	(58)

Treasury stock as of March 31, 2008	20,282	$308

*	Includes associated fees of $1.

Through March 31, 2008, we have repurchased a cumulative total of 159,303 shares at a cost of $2,468 (including associated fees of $4) under these stock repurchase programs.

Accumulated Other Comprehensive Loss (“AOCL”):

AOCL is composed of the following as of March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008	December 31, 2007
Income (loss):
Cumulative translation adjustments	$204	$(31)
Benefit plans net actuarial losses and prior service credits (includes our share of Fuji Xerox) (1)	(758)	(735)
Other unrealized (loss) gain	(2)	1

Total Accumulated Other Comprehensive Loss	$(556)	$(765)

(1)	Includes a credit of $5 related to adoption of the FAS 158 requirements regarding the change in measurement date – refer to Note 2 for further information.

Comprehensive (loss) income consists of:

	Three Months Ended March 31,
	2008	2007
Net (loss) income	$(244)	$233
Translation adjustments	235	33
Other changes in plan assets and benefit obligations(1)	(28)	12
Minimum pension liability	—	(44)
Other unrealized losses	(3)	—

Comprehensive (loss) income	$(40)	$234

(1)	2008 amount includes currency impacts of $(1) and our share of Fuji Xerox $(35).

Note 12-Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2008	2007
Basic (Loss) Earnings per Share:
Net (Loss) Income	$(244)	$233

Weighted Average Common Shares Outstanding	910,862	944,961

Basic (Loss) Earnings per Share	$(0.27)	$0.25

Diluted (Loss) Earnings per Share:
Net (Loss) Income	$(244)	$233
Interest on Convertible Securities, net	—	—

Adjusted net (loss) income available to common shareholders	$(244)	$233

Weighted Average Common Shares Outstanding	910,862	944,961
Common shares issuable with respect to:
Stock options	—	9,165
Restricted stock and performance shares	—	5,707
Convertible securities	—	1,992

Adjusted Weighted Average Common Shares Outstanding	910,862	961,825

Diluted (Loss) Earnings per Share	$(0.27)	$0.24

The following securities were not included in the computation of diluted EPS for the three months ended March 31, 2008 because of the net loss in the period and to do so would have been anti-dilutive (in thousands of shares):

Stock options	5,879
Restricted stock and performance shares	6,747
Convertible securities	1,992

Total	14,618

Dividends per Common Share	$0.0425	$—

Note 13-Contingencies

Brazil Tax and Labor Contingencies:

Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of March 31, 2008, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,194 with the change from December 31, 2007 balance of $1,130 primarily related to indexation, interest and currency. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2008 we had $206 of escrow cash deposits for matters we are disputing and there are liens on certain Brazilian assets with a net book value of $42 and additional letters of credit of approximately $122. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Legal Matters

As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”). We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. In the first quarter 2008, we recorded a pre-tax provision of $795 for the $670 preliminary court approved settlement of Carlson v. Xerox Corporation, et al. and reserves for other pending securities-related cases, net of expected insurance recoveries.

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”) and alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refilling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius (“Agius”) and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. After that conference and Agius’ withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification, which is pending. In April 2008, Defendants filed their response and motion to disqualify Milberg LLP as a lead counsel, which is also pending. The parties are currently engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of the matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or be settled for significant amounts, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the Court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of a class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; and the other alleging that the individual defendants are also liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the purported Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). The third consolidated amended complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other Class members against all defendants, jointly and severally, including interest thereon, together with reasonable costs and expenses, including counsel fees and expert fees. On December 2, 2002, the Company and the individual defendants filed a motion to dismiss the complaint. On July 13, 2005, the Court denied the motion. On October 31, 2005, the defendants answered the complaint. On January 19, 2006, plaintiffs filed a motion for class certification. On July 18, 2007, the Court entered an order denying plaintiffs’ motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. Plaintiffs have filed notices of withdrawal of proposed class representatives Sol Sachs, Leonard Nelson and Fernan Cepero. The Court has approved plaintiffs’ notice of withdrawal of proposed class representative Fernan Cepero. On March 27, 2008, the Court granted preliminary approval of an agreement to settle this case. The Company has agreed to make cash payments totaling $670. KPMG has agreed to make cash payments totaling $80. The individual defendants and the Company do not admit any wrongdoing as a part of the settlement, which is subject to final court approval and other conditions. As required by Rule 23(e) of the Federal Rules of Civil Procedure, the Court has scheduled a settlement fairness hearing for October 7, 2008.

Florida State Board of Administration, et al. v. Xerox Corporation, et al.: A securities law action brought by four institutional investors, namely the Florida State Board of Administration, the Teachers’ Retirement System of Louisiana, Franklin Mutual Advisers and PPM America, Inc., is pending in the United States District Court for the

District of Connecticut against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler and KPMG. The plaintiffs bring this action individually on their own behalves. Some or all of the plaintiffs allege that some or all of the defendants violated Sections 10(b) and 18 of the 1934 Act, SEC Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. ss. 517.301, and the Louisiana Securities Act, R.S. 51:712(A). Plaintiffs further claim that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 1934 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleges that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s financial condition and accounting and reporting practices. The plaintiffs contend that in relying on false and misleading statements allegedly made by the defendants, at various times from 1997 through 2000 they bought shares of the Company’s common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses in excess of $200. The plaintiffs further contend that the alleged fraudulent scheme prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was false and misleading. The plaintiffs seek, among other things, unspecified compensatory damages against the Company, the individual defendants and KPMG, jointly and severally, including prejudgment interest thereon, together with the costs and disbursements of the action, including their actual attorneys’ and experts’ fees. In 2005, the Court denied the Company’s and the individual defendants’ motion to dismiss all claims in the complaint that are in common with the claims in the Carlson action. In 2007, the Court entered an order proposed by the parties to resolve motions to dismiss, pursuant to which plaintiffs voluntarily dismissed certain claims, the Xerox defendants withdrew as moot their partial motion to dismiss the complaint and KPMG withdrew without prejudice its motion to dismiss the complaint. Defendants subsequently served their answer with respect to claims unique to this case. The parties are engaged in discovery. The individual defendants and we deny any wrongdoing and are vigorously defending the action. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of the matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or be settled for significant amounts, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Four additional class actions were subsequently filed, and the five actions were consolidated as In Re Xerox Corporation ERISA Litigation. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint claims that the defendants breached their fiduciary duties under ERISA to protect the Plan’s assets and act in the interest of Plan participants. Specifically, plaintiffs claim that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. In 2007, the Court ruled on defendants’ motion to dismiss the complaint for failure to state claim, granting it in part and denying it in part, and giving the plaintiffs an opportunity to replead. The plaintiffs subsequently filed a Second Consolidated Amended Complaint, alleging that some or all defendants breached their ERISA fiduciary duties during 1997-2002 by (1) maintaining the Xerox Stock Fund as an investment option under the Plan; (2) failing to monitor the conduct of Plan fiduciaries; and (3) misleading Plan participants about Xerox stock as an investment option under the Plans. The complaint does not specify the amount of damages sought, but demands that the losses to the Plans be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. In July 2007, Defendants answered the complaint and also filed a partial motion to dismiss. Subsequently in 2007, the plaintiffs filed their motion for class certification and filed their opposition to defendants’ partial motion to dismiss. In March 2008 the Court denied plaintiffs’ motion for class certification, without prejudice against re-filing, and also denied most of defendants’ partial motion to dismiss. Discovery is ongoing. The Company and the other defendants deny any wrongdoing and will continue to vigorously defend the action. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of the matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or be settled for significant amounts, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Digwamaje et al. v. IBM et al.: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the complaint on the Company was deemed effective as of December 6, 2002. The purported class includes all persons who lived in South Africa at any time from 1948 until the present and purportedly suffered damages as a result of human rights violations and crimes against humanity through the system of apartheid. The defendants include the Company and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. In November 2004, the Court granted Xerox’s motion to dismiss. In 2005, the Court amended its November 2004 order, which dismissed the action, so as to render the order appealable and plaintiffs filed a new appeal on May 3, 2005. In 2007, the United States Court of Appeals affirmed the dismissal of the claims asserted under the Torture Victim Protection Act, vacated the dismissal of the claims asserted under the Alien Tort Claims Act and remanded those claims to the District Court for further proceedings. In January 2008, defendants-appellees filed a petition for a writ of certiorari in the Supreme Court of the United States, seeking review of the Second Circuit’s October 2007 opinion. Xerox denies any wrongdoing and is vigorously defending the action. Based upon the present stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from this matter.

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced in January 2005, MPI Technologies, Inc. and MPI Tech S.A. (collectively “MPI”) sought damages from the Company and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. In September 2005, the arbitration panel rendered its decision, holding in part that the Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. In December 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest resulting in an award of $13 for pre- and post-judgment interest. In 2006, Xerox’s application for judicial review of the award, seeking to have the award set aside in its entirety, was denied by the Ontario Superior Court in Toronto and Xerox released all monies and software it had placed in escrow. In January 2007, Xerox and XCL served an arbitration claim against MPI seeking a declaratory award concerning the preclusive effect of the remedy awarded by the prior arbitration panel. In March 2007, MPI delivered to Xerox a statement of defense and counterclaim in response to Xerox’s arbitration claim. MPI claims entitlement to an unspecified amount of damages for royalties. In addition, MPI claims damages of $50 for alleged “misuse” of its licensed software by Xerox after December 2006. MPI also claims entitlement to unspecified amounts of pre and post-judgment interest and its costs of the arbitration. A panel of three arbitrators has been appointed to hear the dispute. The panel has established a schedule for hearing preliminary dispositive motions with oral argument to be held on May 20-21, 2008. In the course of litigation, we periodically engage in discussions with MPI’s counsel for possible resolution of the matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or be settled for significant amounts, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs. Based on the present stage of the proceeding, it is not possible to estimate the amount of any material loss or range of material loss that might result from any of the claims advanced in such counterclaim.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claimed that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. In November 2004, the Court issued an opinion partially granting and partially denying defendants’ motions to dismiss the original complaint. In February 2006, plaintiff filed an amended complaint. In May 2006 the Court dismissed all claims asserted by the plaintiff in the original complaint. Xerox served its motion to dismiss the amended complaint and for sanctions, which the Court granted in August 2006. All claims asserted by National Union have been dismissed. The parties executed a Settlement and Release Agreement in April 2008 and jointly filed a Stipulation and Order of Discontinuance on April 14, 2008. Pursuant to the terms of the settlement, defendants have agreed to waive recovery of fees and sanctions in exchange for National Union agreeing to tender all of its policy limits and foregoing its right to appeal. No admission of liability was made as a part of the settlement.

Warren, et al. v. Xerox Corporation: On March 11, 2004, the United States District Court for the Eastern District of New York entered an order certifying a nationwide class of all black salespersons employed by Xerox from February 1, 1997 to the present under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1871. The suit was commenced on May 9, 2001 by six black sales representatives. The plaintiffs allege that Xerox has engaged in a pattern or practice of race discrimination against them and other black sales representatives by assigning them to less desirable sales territories, denying them promotional opportunities, and paying them less than their white counterparts. Although the complaint does not specify the amount of damages sought, plaintiffs do seek, on behalf of themselves and the classes they seek to represent, front and back pay, compensatory and punitive damages, and attorneys’ fees. A tentative settlement agreement was reached, the terms of which are not material to Xerox, and in 2007, the parties submitted the settlement agreement to the Court for preliminary approval. At a status conference held on June 6, 2007, the judge indicated that he would not approve the current version of the settlement agreement. He was concerned that the named plaintiffs may be receiving a disproportionate amount of damages as compared to the other class members. He directed the parties to revise this aspect of the agreement and bring it back to him. A revised agreement was submitted to the Court on March 7, 2008 and the Court approved it, without hearing, on April 3, 2008. A Preliminary Approval Order was issued and provides that notice to Class Members is to be mailed by May 9, 2008 and a Final Fairness Hearing is scheduled for July 11, 2008. The Company denies any wrongdoing as part of the settlement.

Other Matters:

It is our policy to promptly and carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken. When and where appropriate, we report such matters to the U.S. Department of Justice and to the SEC, and/or make public disclosure.

India: In recent years we became aware of a number of matters at our Indian subsidiary, Xerox India Ltd. (formerly Xerox Modicorp Ltd.), that occurred over a period of several years, much of which occurred before we obtained majority ownership of these operations in mid-1999. These matters include misappropriations of funds and payments to other companies that may have been inaccurately recorded on the subsidiary’s books and certain improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. We reported these transactions to the Indian authorities, the U.S. Department of Justice (“DOJ”) and to the SEC. In 2005, the private Indian investigator engaged by the Indian Ministry of Company Affairs completed an investigation of these matters and issued a report (“Report”). A copy of the Report was provided to our Indian subsidiary, which was asked by the Indian Ministry of Company Affairs to comment on the Report. The Report addresses the previously disclosed misappropriation of funds and improper payments and includes allegations that Xerox India Ltd.’s senior officials and the Company were aware of such activities. The Report also asserts the need for further investigation into potential criminal acts related to the improper activities addressed by the Report. The matter is now pending in the Indian Ministry of Company Affairs. The Company reported these developments and made a copy of the Report received by Xerox India Ltd. available to the DOJ and the SEC.

On November 17, 2005, Xerox filed its reply with the Ministry of Company Affairs (or “MCA”). Xerox sent copies of the Xerox Reply to the SEC and DOJ in the United States. In our reply, we argue that the alleged violations of Indian Company Law by means of alleged improper payments and alleged defaults/failures of the Xerox India Ltd. board of directors were generally unsubstantiated and without any basis in law. Further, we stated that the Report’s findings of other alleged violations were unsubstantiated and unproven. The MCA will consider our Reply and will let us know their conclusions. There is the possibility of fines or criminal penalties if conclusive proof of wrongdoing is found. We have told the MCA that Xerox’s conduct in voluntarily disclosing the initial information and readily and willingly submitting to investigation, coupled with the non-availability of earlier records, warrants complete closure and early settlement. In January 2006, we learned that the MCA had issued a “Show Cause Notice” to certain former executives of Xerox India Ltd. seeking a response to allegations of potential violations of the Indian Companies Act. We also learned that Xerox India Ltd. had received a formal Notice of Enquiry from the Indian Monopolies & Restrictive Trade Practices Commission (“MRTP Commission”) alleging that Xerox India Ltd. committed unfair trading practices arising from the events described in the Report. Following a hearing on August 29, 2006, the MRTP Commission ordered a process with deadlines between Xerox India Ltd. and the investigating officer for provision of relevant documents to Xerox India Ltd., after which Xerox India Ltd. would have four weeks to file its reply. After a hearing in January 2007, MRTP Commission directed us to file our reply to the original Notice of Enquiry and the investigating officer subsequently filed his response to our reply. At a hearing in August 2007, we argued that the Enquiry is not properly maintainable under the Commission’s jurisdiction. The issue of maintainability of the Notice of Enquiry has been framed as the preliminary issue to be decided by the Commission at the next hearing, a firm date for which has not yet been set. Our Indian subsidiary plans to contest the Notice of Enquiry and has been fully cooperating with the authorities.

Note 14-Subsequent Events

On February 29, 2008, the Company exercised its right under its $2.0 billion Credit Facility to request a one-year extension of the maturity date of the Facility. Subsequent to March 31, 2008, lenders (the “Consenting Lenders”) representing at least $1.4 billion (or approximately 70%) of commitments under the Facility agreed to the extension. Accordingly, effective April 30, 2008, the portion of the Facility represented by Consenting Lenders will mature on April 30, 2013, and the remaining portion of the Facility will continue to mature on April 30, 2012.

On April 16, 2008, the Company announced a definitive agreement to acquire Veenman B.V., a subsidiary of Corporate Express, for approximately $68 (€43 million), expanding Xerox’s reach into the small and mid-sized business market in the Netherlands. Veenman is the Netherlands’ leading independent distributor of office printers, copiers, and multifunction devices serving small and mid-size businesses. The acquisition will be an all-cash transaction and is expected to close later this year, pending approval from the Dutch antitrust authority and other agencies.

On April 21, 2008, Standard & Poor’s Ratings Services raised our corporate credit rating to “BBB” from “BBB-”.

On April 23, 2008, the Company launched the offering of $400 of 5.65% Senior Notes due 2013 priced at 99.996 percent of par and $1.0 billion of 6.35% Senior Notes due 2018 priced at 99.856 percent of par. We expect to close the offering and issue the notes on April 28, 2008 and receive net proceeds of approximately $1,390. Proceeds from the offering will be used to repay borrowings under the Company’s Credit Facility and for general corporate purposes.

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

To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. dollars on revenue and expenses. We refer to this analysis as “currency impact” or “the impact from currency.” This includes translating the most recent financial results of operations using foreign currency of the earliest period presented. Currencies for our developing market countries (Latin America, Brazil, the Middle East, India, Eurasia and Central-Eastern Europe) are reflected at actual exchange rates for all periods presented, since these countries generally have volatile currency and inflationary environments, and our operations in these countries have historically implemented pricing actions to recover the impact of inflation and devaluation. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.

Summary

Revenues

	Three Months Ended March 31,
(in millions)	2008	2007	Change
Equipment sales	$1,098	$931	18%
Post sale revenue (1)	3,237	2,905	11%

Total Revenue	$4,335	$3,836	13%

Reconciliation to Condensed Consolidated Statements of Income
Sales	$2,013	$1,707
Less: Supplies, paper and other sales	(915)	(776)

Equipment sales	$1,098	$931

Service, outsourcing and rentals	$2,113	$1,924
Finance income	209	205
Add: Supplies, paper and other sales	915	776

Post sale revenue	$3,237	$2,905

Memo: Color (2)	$1,602	$1,423	13%

(1)

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

(2)	Color revenues represent a subset of total revenues and exclude GIS revenues.

First quarter 2008 total revenues grew 13% compared to the first quarter 2007. Our consolidated 2008 results include the results of Global Imaging Systems (GIS), which was acquired effective May 9, 2007. When including GIS in our 2007 results3, first quarter 2008 total revenue grew 5%. Currency had a 4-percentage point positive impact on total revenues in the quarter. Total revenues included the following:

•

11% increase in post sale revenue, or 6% including GIS in our 2007 results[3]. Growth in GIS, color products and document management services more than offset a decline in light lens products and black-and-white digital office revenue. The components of post sale revenue increased as follows:

•	10% increase in service, outsourcing and rentals revenue to $2,113 million reflected the inclusion of GIS, growth in document management services and technical service revenue.

•	Supplies, paper and other sales of $915 million grew 18% year-over-year due to the inclusion of GIS as well as growth in color supplies and paper sales.

•

18% increase in equipment sales revenue, with a 5-percentage point benefit from currency. When including GIS in our 2007 results[3], equipment sales revenue grew 2%, with a 4-percentage point benefit from currency. Growth in install activity was offset by overall price declines of almost 10%. More than two-thirds of the first quarter 2008 equipment sales were generated from products launched in the past 24 months.

•	13% growth in color revenue[2]. Color revenue of $1,602 million comprised 40% of total revenue in the first quarter 2008, excluding GIS, compared to 37% in the first quarter 2007[4], reflecting:

•	16% growth in color post sale revenue. Color represented 37% of post sale revenue in the first quarter 2008, excluding GIS, versus 34% in the first quarter 2007[4].

•

5% growth in color equipment sales revenue. Color sales represented 48% of total equipment sales in the first quarter 2008, excluding GIS, and also represented 48% of total equipment sales in the first quarter 2007[4].

(3)	The impacts from GIS reflect the revenue growth year-over-year after including GIS’ results from first quarter 2007 on a proforma basis. See page 30 for an explanation of this non-GAAP measure.
(4)

Total color, color post sale, and color equipment sales revenues comprised 37%, 35% and 43% in 2008, respectively, if calculated on total, total post sale and total equipment sales revenues, including GIS. GIS is excluded from the color information presented, as the breakout of the information required to make this computation for all periods is not available.

Notes:

•	Approximately 75% of GIS revenue is included in the Office segment representing those sales and services that align to our Office segment, and 25% is in the Other segment.

•	Install activity percentages include the Xerox-branded shipments to GIS.

Net Income

First quarter 2008 net loss of $244 million, or $0.27 per diluted share, included an after-tax charge of $491 million ($795 million pre-tax), or $0.54 per diluted share, associated with securities-related litigation matters. Excluding this charge, adjusted diluted earnings per share 5 was $0.27.

First quarter 2007 net income was $233 million, or $0.24 per diluted share.

(5)	See page 30 for an explanation of this non-GAAP measure.

Operations Review

	Three Months Ended March 31,
(in millions)	Production	Office	Other	Total
2008
Equipment sales	$283	$756	$59	$1,098
Post sale revenue	988	1,691	558	3,237

Total Revenues	$1,271	$2,447	$617	$4,335

Segment Profit (Loss)	$101	$265	$(40)	$326

Operating Margin	7.9%	10.8%	(6.5%)	7.5%

2007
Equipment sales	$286	$605	$40	$931
Post sale revenue	908	1,500	497	2,905

Total Revenues	$1,194	$2,105	$537	$3,836

Segment Profit (Loss)	$119	$259	$(16)	$362

Operating Margin	10.0%	12.3%	(3.0%)	9.4%

Refer to Note 3 – Segment Reporting for the reconciliation of Segment Operating Profit to Pre-tax (Loss) Income.

In 2008 we revised our segment reporting to integrate the Developing Markets Operations (DMO) into the Production, Office and Other segments. DMO is a geographic region that has matured to a level where we now manage it based on the basis of products sold, consistent with our North American and European geographic regions. Refer to “2008 Segment Reporting Change” for DMO’s results.

Production

Revenue

First quarter 2008 Production revenue of $1,271 million increased 6%, including a 5-percentage point benefit from currency, reflecting:

•	9% increase in post sale revenue as growth from digital products more than offset declines in revenue from light lens technology.

•

1% decline in equipment sales revenue, including a 6-percentage point benefit from currency, reflecting declines in light production and color production printing systems and an increased proportion of equipment installed under operating lease contracts, where revenue is recognized over-time in post sale. These declines were partially offset by growth in high-volume production printing systems.

•	5% growth in installs of production color products driven by the DocuColor® 242/252/260 family and DocuColor 7000AP and 8000AP activity.

•	8% growth in installs of production black-and-white systems, as high-volume production printing systems and continuous feed systems more than offset declines in installs of light production systems.

Operating Profit

First quarter 2008 Production profit of $101 million decreased $18 million from first quarter 2007, as higher gross profit was more than offset by increased SAG expenses.

Office

Revenue

First quarter 2008 Office revenue of $2,447 million increased 16%, including a 4-percentage point benefit from currency, reflecting:

•	13% increase in post sale revenue, reflecting the inclusion of GIS, as well as growth from color multifunction devices and color printers.

•	25% increase in equipment sales revenue, including a 5-percentage point benefit from currency, reflecting the inclusion of GIS, as well as strong growth from color digital products.

•	40% color multifunction device install growth led by strong demand for Xerox WorkCentre® and Phaser® products.

•

35% increase in installs of black-and-white copiers and multifunction devices, including 43% growth in Segment 1&2 products (11-30 ppm) and 13% growth in Segment 3-5 products (31-90 ppm). Segment 3-5 installs include the Xerox 4595, a 95 ppm device with an embedded controller.

Operating Profit

First quarter 2008 Office profit of $265 million increased $6 million from first quarter 2007 as a result of the inclusion of GIS and higher gross profit, which was partially offset by increased SAG expenses.

Other

Revenue

First quarter 2008 Other revenue of $617 million increased 15%, including a 3-percentage point benefit from currency, primarily reflecting the inclusion of GIS as well as increased paper revenue. Paper comprised approximately half of first quarter 2008 Other segment revenue.

Operating Profit

First quarter 2008 Other loss of $40 million increased $24 million from first quarter 2007 primarily due to lower value-added services and wide format gross profit, increased SAG expenses reflecting the inclusion of GIS, and higher foreign exchange losses.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended March 31,
	2008	2007	Change
Total Gross Margin	39.3%	40.6%	(1.3)	pts
Sales	34.5%	36.5%	(2.0)	pts
Service, outsourcing and rentals	41.7%	41.9%	(0.2)	pts
Financing income	61.7%	62.0%	(0.3)	pts

First quarter 2008 total gross margin decreased 1.3-percentage points compared to the first quarter 2007, primarily due to price declines and a higher proportion of revenue from lower margin products, including paper.

Sales gross margin decreased 2.0-percentage points compared to the first quarter 2007, primarily due to the 2.9-percentage point impact of price declines and the adverse impact of the strengthened Yen on our costs, which were only partially offset by cost improvements and other variances.

Service, outsourcing and rentals margin decreased 0.2-percentage points compared to the first quarter 2007, as unfavorable mix was partially offset by an adjustment related to the capitalized costs associated with equipment on operating leases, primarily in Office, which benefited the margin by 1.0 percentage points. Cost improvements offset price declines of 1.2-percentage points.

Research, Development and Engineering Expenses (“R,D&E”)

	Three Months Ended March 31,
	2008	2007	Change
R,D&E % Revenue	5.1%	5.7%	(0.6) pts

R,D&E of $221 million in the first quarter 2008 was $3 million higher than the first quarter 2007. R&D of $184 million increased $3 million and sustaining engineering costs of $37 million were unchanged from first quarter 2007. R,D&E as a percentage of revenue declined 0.6-percentage points, as we leveraged our current R,D&E investments to support GIS operations.

We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended March 31,
	2008	2007	Change
SAG % Revenue	25.9%	24.9%	1.0 pts

SAG expenses of $1,124 million in the first quarter 2008 were $170 million higher than the first quarter 2007, reflecting $90 million from the inclusion of GIS, as well as a $38 million negative impact from currency. In addition, about half of the 1.0 percentage point increase in SAG as a percentage of revenue is due to additional expense related to our 2007 compensation program. The SAG expense increase reflected the following:

•

$90 million increase in selling expenses primarily from the inclusion of GIS, as well as unfavorable currency, additional 2007 compensation expense, and investments in selling resources and advertising of $21 million.

•	$79 million increase in general and administrative expenses primarily from the inclusion of GIS, as well as unfavorable currency and additional 2007 compensation expense.

•	$1 million increase in bad debt expenses to $28 million.

Worldwide Employment

Worldwide employment of 57,500 at March 31, 2008, increased approximately 100 from year-end 2007 primarily reflecting a GIS acquisition and additional sales people.

Restructuring Charges

The restructuring reserve balance as of March 31, 2008, for all programs was $77 million, of which approximately $54 million is expected to be spent over the next twelve months.

Restructuring charges of approximately $60 million are expected to be recognized in the second quarter of 2008 for initiatives that have not been finalized by management. About two-thirds of these estimated restructuring charges are associated with initiatives expected to be focused on gross margin improvements – technical service and supply chain – with the remainder primarily focused on selling, administrative and general expense reductions.

Provision for Litigation, Net

Net first quarter 2008 charges of $795 million reflect reserves for the $670 million preliminary court approved settlement of Carlson v. Xerox Corporation and other pending securities-related cases, net of expected insurance recoveries.

Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2008	2007
Non-financing interest expense	$54	$58
Interest income	(12)	(17)
Gains on sales of businesses and assets	(7)	(4)
Currency losses, net	19	3
Amortization of intangible assets	13	6
All other expenses, net	13	11

Total Other expenses, net	$80	$57

Non-Financing Interest Expense

First quarter 2008 non-financing interest expense of $54 million was $4 million lower than first quarter 2007, reflecting the benefit of lower interest rates partially offset by higher average debt balances.

Gains on Sales of Businesses and Assets

The $7 million gain in the first quarter 2008 reflects the sale of real estate.

Currency Losses, Net

Net first quarter 2008 currency losses of $19 million were $16 million higher than first quarter 2007, primarily due to losses associated with the significant and rapid weakening of the U.S. Dollar and Euro as compared to the Yen.

Amortization of Intangible Assets

First quarter 2008 intangible assets amortization of $13 million was $7 million higher than the first quarter 2007, reflecting the intangible assets associated with our GIS acquisition.

Income Taxes

	Three Months Ended March 31,
	2008	2007	Change
Income tax (benefit) expense	$(246)	$102	$(348)
Effective tax rate	47.5%	31.0%	16.5 pts

The first quarter 2008 effective tax rate was 47.5%, which included a $304 million tax benefit associated with the $795 million net provision for securities-related litigation matters. Excluding the impact of the litigation charge, the adjusted effective tax rate6 was 20.9%, which was lower than the U.S. statutory tax rate primarily due to the net tax benefits from the resolution and re-measurement of certain unrecognized tax positions as well as the geographical mix of income before taxes and the related tax rates in those jurisdictions.

The first quarter 2007 effective tax rate of 31.0% was lower than the U.S. statutory tax rate primarily reflecting the geographical mix of income before taxes and the related tax rates in those jurisdictions.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the geographical mix of income and the related tax rates in those jurisdictions, and available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remaining quarters of 2008 will approximate 30%, excluding the effects of any future discrete events.

6See page 30 for an explanation of this non-GAAP measure.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates of $28 million increased $22 million compared to first quarter 2007, reflecting our 25% share of Fuji Xerox’s higher net income. First quarter 2007 included charges of $23 million related to our share of Fuji Xerox restructuring. First quarter 2008 included charges of $10 million primarily related to pension settlements associated with the first quarter 2007 Fuji Xerox restructuring.

2008 Segment Reporting Change

Effective January 1, 2008, we revised our segment reporting to integrate DMO into the Production, Office and Other segments. We will continue to provide DMO’s revenue and profit as follows through 2008.

(in millions)	Three Months Ended March 31,
Total DMO
2008
Equipment sales	$157
Post sale revenue	380

Total Revenue	$537

Segment Profit	$38

2007
Equipment sales	$130
Post sale revenue	328

Total Revenue	$458

Segment Profit	$16

Capital Resources and Liquidity

The following table summarizes our cash, cash equivalents and short-term investments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in millions)	2008	2007	Amount Change
Net cash provided by operating activities	$52	$187	$(135)
Net cash (used in) provided by investing activities	(65)	16	(81)
Net cash used in financing activities	(250)	(390)	140
Effect of exchange rate changes on cash and cash equivalents	6	6	—

Decrease in cash and cash equivalents	(257)	(181)	(76)
Cash and cash equivalents at beginning of period	1,099	1,399	(300)

Cash and cash equivalents at end of period	842	1,218	(376)
Short-term investments	—	65	(65)

Total cash, cash equivalents and short-term investments	$842	$1,283	$(441)

Cash Flows from Operating Activities

Net cash provided by operating activities was $52 million in the first quarter 2008. The $135 million decrease in cash from first quarter 2007 was primarily due to the following:

•	$99 million decrease primarily due to lower accounts payable related to the timing of payments.

•	$46 million higher net tax payments, primarily resulting from the absence of prior year tax refunds.

Cash Flows from Investing Activities

Net cash used in investing activities was $65 million in the first quarter 2008. The $81 million decrease in cash from first quarter 2007 was primarily due to the following:

•	$72 million lower net proceeds from sales of short-term investments.

•	$20 million lower net releases in escrow and other restricted cash balances.

•	$10 million increase due to lower capital expenditures and lower spending on internal use software.

Cash Flows from Financing Activities

Net cash used in financing activities was $250 million in the first quarter 2008. The $140 million increase in cash from first quarter 2007 was primarily due to the following:

•

$259 million increase from higher net cash proceeds on other debt, primarily as a result of $325 million additional borrowings under our credit facility, partially offset by an $81 million final repayment of a Euro bank facility.

•	$108 million increase from lower net repayments on secured debt reflecting continued run-off of our U.S. secured borrowing program.

•	$110 million decrease due to higher purchases under our share repurchase program.

•	$40 million decrease due to common stock dividend payments.

•	$32 million decrease due to share repurchases related to employee withholding taxes on stock-based compensation vesting.

•	$40 million decrease due to lower proceeds from the issuance of common stock, reflecting a decrease in stock option exercises as well as lower tax benefits from stock-based compensation.

Customer Financing Activities

The following represents our total finance assets associated with our lease and finance operations:

(in millions)	March 31, 2008	December 31, 2007
Total Finance receivables, net (1)	$8,030	$8,048
Equipment on operating leases, net	618	587

Total Finance Assets, net	$8,648	$8,635

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

Accounts Receivable Sales Arrangement

During the first quarter 2008 we sold $200 million of accounts receivables, as compared to $176 million in the fourth quarter 2007, under an existing accounts receivables sales arrangement in Europe. $178 million of receivables sold to date under this arrangement remained uncollected by the third party as of March 31, 2008.

Liquidity, Financial Flexibility and Funding Plans

We manage our worldwide liquidity using internal cash management practices, which are subject to 1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, 2) the legal requirements of the agreements to which we are a party and 3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

We are currently rated investment grade by all major rating agencies. As of March 31, 2008 the ratings were as follows:

	Senior Unsecured Debt	Outlook

Moody’s	Baa2	Positive

Standard & Poors (“S&P”)	BBB-	Stable

Fitch	BBB	Stable

On April 21, 2008, Standard & Poor’s Ratings Services raised our corporate credit rating to “BBB” from “BBB-”.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of March 31, 2008, total cash and cash equivalents was $842 million and our borrowing capacity under our 2007 Credit Facility was $1.075 billion, reflecting $925 million outstanding borrowings and no outstanding letters of credit. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment under SFAS No. 133. Certain of our derivatives do not qualify for hedge accounting but are effective as economic hedges of our inventory purchases and currency exposure. These derivative contracts are accounted for using the mark-to-market accounting method and accordingly are exposed to some level of volatility. Under this method, the contracts are carried at their fair value on our Condensed Consolidated Balance Sheets within Other assets and Other liabilities. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

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

Some of our derivative and other material contracts at March 31, 2008 require us to post cash collateral or maintain minimum cash balances in escrow. These cash amounts are reported in our Condensed Consolidated Balance Sheets within Other current assets or Other long-term assets, depending on when the cash will be contractually released.

Non-GAAP Financial Measures

We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition we have discussed the following non-GAAP measures:

1. Adjusted Revenue: We discussed the revenue growth for the first quarter 2008 using non-GAAP financial measures. To understand trends in the business, we believe that it is helpful to adjust the revenue growth rates to illustrate the impact of the acquisition of GIS by including their estimated revenue for the comparable 2007 period. We refer to this adjusted revenue as “adjusted revenue” in the following reconciliation table. Management believes these measures give investors an additional perspective on revenue trends, as well as the impact to the Company of the acquisition of GIS that was completed in May 2007.

2. Adjusted Diluted EPS and Adjusted Effective Tax Rate: The diluted earnings per share and the effective tax rate for the first quarter 2008 are discussed in this presentation using non-GAAP financial measures that exclude the effects of charges associated with securities-related litigation matters. Management believes that it is helpful to exclude these effects to better understand and analyze the current period’s results given the nature and size of the charge as well as its relation to prior year events.

Management believes that these non-GAAP financial measures can provide an additional means of analyzing the current period results against the corresponding prior period results. However, all of these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below:

(in millions)	Three Months Ended March 31,
	2008	2007	% Change
Equipment Sales Revenue:
As Reported	$1,098	$931	18%
As Adjusted	$1,098	$1,078	2%
Post Sale Revenue:
As Reported	$3,237	$2,905	11%
As Adjusted	$3,237	$3,052	6%
Total Revenues:
As Reported	$4,335	$3,836	13%
As Adjusted	$4,335	$4,130	5%

Revenue “As Adjusted” adds GIS’s revenues for the period January 1st through March 31st 2007 to our first quarter 2007 reported revenue.

	Three Months Ended March 31, 2008
(in millions)	As Reported	Litigation	As Adjusted
(Loss) Income Before Taxes and Equity Income	$(518)	$795	$277
Income Taxes	(246)	304	58
Effective Tax Rate	47.5%	38.2%	20.9%
Equity in Unconsolidated Affiliates	28	—	28

Net (Loss) Income	$(244)	$491	$247

Diluted EPS	$(0.27)	$0.54	$0.27

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” on Page 29 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

Item 1A Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2007 Annual Report. The Risk Factors remain applicable from our 2007 Annual Report, with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of March 31, 2008, we had $7.7 billion of total debt ($189 million of which is secured by finance receivables) and $642 million of liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance Receivables and On-Lease equipment, was $8.6 billion at March 31, 2008. The total cash and cash equivalents was $842 million at March 31, 2008. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of March 31, 2008, total cash and cash equivalents was $842 million, and our borrowing capacity under our 2007 Credit Facility was $1.075 billion, reflecting $925 million outstanding borrowings. We also have funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”). We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The 2007 Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The 2007 Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with GECC (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of March 31, 2008, $189 million was outstanding under the Loan Agreement. The Loan Agreement incorporates the financial maintenance covenants contained in the 2007 Credit Facility and contains other affirmative and negative covenants.

At March 31, 2008, we were in full compliance with the covenants and other provisions of the 2007 Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the 2007 Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the 2007 Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

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

We are continually reviewing our operations with a view towards reducing our cost structure, including but not limited to downsizing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions, as well as actions with respect to the anticipated $0.05 per share restructuring charge in the second quarter 2008. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior restructuring actions, it could materially adversely affect our results of operations and financial condition.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities during the Quarter ended March 31, 2008

During the quarter ended March 31, 2008, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

(1)	(a)	Securities issued on January 15, 2008: Registrant issued 27,251 deferred stock units (“DSUs”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $14.115 per DSU (aggregate price $384,648), based upon the market value on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

	(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(2)	(a)	Securities issued on January 31, 2008: Registrant issued 571 DSUs, representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Hilmar Kopper, Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $16.215 per DSU (aggregate price $9,259), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

	(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2008

Repurchases of Xerox Common Stock, par value $1.00 per Share

Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs(2)
January 1 through 31	3,101,965	$14.7636	3,101,965	$1,324,077,528
February 1 through 29	16,575,040	15.3694	16,575,040	1,069,329,473
March 1 through 31	2,374,344	14.1553	2,374,344	1,035,719,922

Total	22,051,349		22,051,349

(1)	Exclusive of fees and costs.
(2)

In each of October 2005, January 2006, July 2006, November 2006 and February 2007, our Board of Directors authorized a $500 million stock repurchase program and in January 2008, our Board of Directors authorized an additional $1.0 billion stock repurchase program, covering the aggregate repurchase of up to $3.5 billion of our common stock, par value $1.00 per share. The $3.5 billion is exclusive of fees and expenses. Approximately $2.5 billion of this authority has been used through March 31, 2008. The repurchases under these programs may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
January 1 through 31	1,177,444	$16.1775	NA	NA
February 1 through 29	902,507	15.0124	NA	NA
March 1 through 31	410	14.0805	NA	NA

Total	2,080,361		NA	NA

(1)

These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs

Item 6 Exhibits

Exhibit 3(a)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004 and Certificate of Change filed with the Department of State of New York on October 31, 2007.

Incorporated by reference to Exhibit 3(a) to Registrant’s Form 10-K for the year ended December 31, 2007.

Exhibit 3(b)—By-Laws of Registrant, as amended through May 24, 2007.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Form 10-Q for the quarter ended September 30, 2007.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges.

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

XEROX CORPORATION
(Registrant)

Date: April 25, 2008	By:	/s/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBITS

Exhibit 3(a)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003 as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004 and Certificate of Change filed with the Department of State of New York on October 31, 2007.

Incorporated by reference to Exhibit 3(a) to Registrant’s Form 10-K for the year ended December 31, 2007.

Exhibit 3(b)—By-Laws of Registrant, as amended through May 24, 2007.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Form 10-Q for the quarter ended September 30, 2007.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31—(a) Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

          (b) Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.