Form 10-Q
period 2008-06-30
XEROX CORP
filed 2008-07-31
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-04471

XEROX CORPORATION

(Exact Name of Registrant as specified in its charter)

New York	16-0468020
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 4505, 45 Glover Avenue Norwalk, Connecticut	06856-4505
(Address of principal executive offices)	(Zip Code)

(203) 968-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding at June 30, 2008
Common Stock, $1 par value	872,233,445 shares

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the risk that we will not realize all of the anticipated benefits from our 2007 acquisition of Global Imaging Systems, Inc.; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and our 2007 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION

Form 10-Q

June 30, 2008

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Item 1

PART I—FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2008	2007	2008	2007
Revenues
Sales	$2,119	$1,976	$4,132	$3,683
Service, outsourcing and rentals	2,207	2,027	4,320	3,951
Finance income	207	205	416	410

Total Revenues	4,533	4,208	8,868	8,044

Costs and Expenses
Cost of sales	1,400	1,286	2,719	2,370
Cost of service, outsourcing and rentals	1,275	1,148	2,506	2,266
Equipment financing interest	79	79	159	157
Research, development and engineering expenses	223	223	444	441
Selling, administrative and general expenses	1,170	1,081	2,294	2,035
Restructuring and asset impairment charges	63	(2)	66	(4)
Provision for litigation, net	—	—	795	—
Other expenses, net	78	78	158	135

Total Costs and Expenses	4,288	3,893	9,141	7,400

Income (Loss) before Income Taxes and Equity Income	245	315	(273)	644
Income tax expense (benefit)	59	76	(187)	178
Equity in net income of unconsolidated affiliates	29	27	57	33

Net Income (Loss)	$215	$266	$(29)	$499

Basic Earnings (Loss) per Share	$0.24	$0.28	$(0.03)	$0.53
Diluted Earnings (Loss) per Share	$0.24	$0.28	$(0.03)	$0.52

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$843	$1,099
Accounts receivable, net	2,598	2,457
Billed portion of finance receivables, net	287	304
Finance receivables, net	2,657	2,693
Inventories	1,436	1,305
Other current assets	967	682

Total current assets	8,788	8,540
Finance receivables due after one year, net	4,961	5,051
Equipment on operating leases, net	629	587
Land, buildings and equipment, net	1,597	1,587
Investments in affiliates, at equity	994	932
Intangible assets, net	624	621
Goodwill	3,591	3,448
Deferred tax assets, long-term	1,599	1,349
Other long-term assets	1,529	1,428

Total Assets	$24,312	$23,543

Liabilities and Shareholders’ Equity
Short-term debt and current portion of long-term debt	$1,218	$525
Accounts payable	1,326	1,367
Accrued compensation and benefits costs	573	673
Other current liabilities	2,449	1,512

Total current liabilities	5,566	4,077
Long-term debt	6,730	6,939
Liability to subsidiary trust issuing preferred securities	636	632
Pension and other benefit liabilities	1,190	1,115
Post-retirement medical benefits	1,390	1,396
Other long-term liabilities	846	796

Total Liabilities	16,358	14,955

Common stock, including additional paid-in-capital	3,678	4,096
Treasury stock, at cost	(313)	(31)
Retained earnings	5,157	5,288
Accumulated other comprehensive loss	(568)	(765)

Total Shareholders’ Equity	7,954	8,588

Total Liabilities and Shareholders’ Equity	$24,312	$23,543

Shares of common stock issued	894,792	919,013
Treasury stock	(22,558)	(1,836)

Shares of common stock outstanding	872,234	917,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$215	$266	$(29)	$499
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	178	162	323	314
Provisions for receivables and inventory	59	58	108	94
Net gain on sales of businesses and assets	(15)	—	(22)	(4)
Undistributed equity in net income of unconsolidated affiliates	(2)	(13)	(29)	(18)
Stock-based compensation	20	18	40	35
Provision for litigation, net	—	—	795	—
Restructuring and asset impairment charges	63	(2)	66	(4)
Cash payments for restructurings	(22)	(60)	(59)	(134)
Contributions to pension benefit plans	(31)	(27)	(66)	(55)
Increase in inventories	(36)	(22)	(165)	(160)
Increase in equipment on operating leases	(84)	(76)	(161)	(145)
Decrease in finance receivables	96	82	220	220
Increase in accounts receivable and billed portion of finance receivables	(40)	(89)	(68)	(116)
Decrease (increase) in other current and long-term assets	28	58	(6)	54
Increase (decrease) in accounts payable and accrued compensation	40	11	(143)	(73)
Net change in income tax assets and liabilities	13	49	(287)	143
Net change in derivative assets and liabilities	(13)	(26)	10	(24)
(Decrease) increase in other current and long-term liabilities	(24)	5	(47)	(27)
Other, net	(3)	(6)	14	(24)

Net cash provided by operating activities	442	388	494	575

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(55)	(56)	(99)	(108)
Proceeds from sales of land, buildings and equipment	27	2	36	6
Cost of additions to internal use software	(33)	(25)	(60)	(54)
Acquisitions, net of cash acquired	(138)	(1,530)	(142)	(1,530)
Net change in escrow and other restricted investments	(138)	19	(137)	40
Other, net	52	46	52	118

Net cash used in investing activities	(285)	(1,544)	(350)	(1,528)

Cash Flows from Financing Activities:
Net debt payments on secured financings	(59)	(178)	(147)	(374)
Net cash proceeds on other debt	325	1,009	571	996
Common stock dividends	(39)	—	(79)	—
Proceeds from issuances of common stock	1	19	4	51
Excess tax benefits from stock-based compensation	—	6	1	18
Payments to acquire treasury stock, including fees	(377)	(64)	(712)	(289)
Repurchases related to stock-based compensation	(1)	—	(33)	—
Other	(4)	(15)	(9)	(15)

Net cash (used in) provided by financing activities	(154)	777	(404)	387

Effect of exchange rate changes on cash and cash equivalents	(2)	11	4	17

Increase (decrease) in cash and cash equivalents	1	(368)	(256)	(549)
Cash and cash equivalents at beginning of period	842	1,218	1,099	1,399

Cash and cash equivalents at end of period	$843	$850	$843	$850

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

For convenience and ease of reference, we refer to the financial statement caption “Income (Loss) before Income Taxes and Equity Income” as “pre-tax income (loss).”

Note 2-Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance and cash flows. The standard is effective for our fiscal year and interim periods within such year, beginning January 1, 2009, with early application encouraged. The principal impact from this standard will be to require us to expand our disclosures regarding our derivative instruments.

Business Combinations and Noncontrolling Interests:

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of June 30, 2008, we had approximately $114 in noncontrolling interests classified in other long-term liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

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

In March 2007, the FASB’s Emerging Issues Task Force issued EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” We recorded a $11 after-tax charge to retained earnings in 2008 reflecting the cumulative effect upon adoption of EITF 06-10. The standard is not expected to have a material impact on results of operations in the future.

Fair Value Accounting:

We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”) on January 1, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”) became effective on January 1, 2008. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

Other:

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. We do not believe that the adoption of this standard will have a material effect on our financial condition or results of operations.

Note 3-Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office and Other. The Production and Office segments are centered around strategic product groups which share common technology, manufacturing and product platforms, as well as classes of customers.

The Production segment includes black-and-white products which operate at speeds over 90 pages per minute (“ppm”) excluding 95 ppm with an embedded controller and color products which operate at speeds over 40 ppm excluding 50, 60 and 70 ppm products with an embedded controller. Products include the Xerox iGen3® digital color production press, Xerox Nuvera®, DocuTech®, DocuPrint® and DocuColor® families, as well as older technology light-lens products. These products are sold predominantly through direct sales channels to Fortune 1000, graphic arts, government, education and other public sector customers.

The Office segment includes black-and-white products which operate at speeds up to 90 ppm as well as 95 ppm with an embedded controller and color products up to 40 ppm as well as 50, 60 and 70 ppm products with an embedded controller. Products include the suite of CopyCentre®, WorkCentre®, WorkCentre Pro and Phaser® digital multifunction systems, DocuColor color multifunction products, color laser, solid ink color printers and multifunction devices, monochrome laser desktop printers, digital and light-lens copiers and facsimile products and non-Xerox branded products with similar specifications. These products are sold through direct and indirect sales channels to global, national and mid-size commercial customers as well as government, education and other public sector customers. Approximately 75% of Global Imaging Systems’ (“GIS”) revenue is included in our Office segment representing those sales and services that align to our Office segment.

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

Operating segment revenues and profitability for the three months ended June 30, 2008 and 2007 were as follows:

	Production	Office	Other	Total
2008
Total Segment revenues	$1,337	$2,526	$670	$4,533

Segment profit (loss)	$87	$279	$(16)	$350

2007
Total Segment revenues	$1,281	$2,327	$600	$4,208

Segment profit (loss)	$111	$267	$(31)	$347

Operating segment revenues and profitability for the six months ended June 30, 2008 and 2007 were as follows:

	Production	Office	Other	Total
2008
Total Segment revenues	$2,608	$4,973	$1,287	$8,868

Segment profit (loss)	$188	$544	$(56)	$676

2007
Total Segment revenues	$2,475	$4,432	$1,137	$8,044

Segment profit (loss)	$230	$526	$(47)	$709

The following is a reconciliation to pre-tax income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total Segment profit	$350	$347	$676	$709
Reconciling items:
Restructuring and asset impairment charges	(63)	2	(66)	4
Provision for litigation, net	—	—	(795)	—
Restructuring charges of Fuji Xerox	(3)	—	(13)	(23)
Other	(10)	(7)	(18)	(13)
Equity in net income of unconsolidated affiliates	(29)	(27)	(57)	(33)

Pre-tax income (loss)	$245	$315	$(273)	$644

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

Note 4 – Acquisitions

Veenman B.V.:

In June 2008, we acquired Veenman B.V. (“Veenman”), expanding our reach into the small and mid-sized business market in the Netherlands, for approximately $69 (€44 million) in cash, including transaction costs. Veenman is the Netherlands’ leading independent distributor of office printers, copiers and multifunction devices serving small and mid-size businesses. The operating results of Veenman are not material to our financial statements, and are included within our Office segment from the date of acquisition. The purchase price is expected to be primarily allocated to intangible assets and goodwill and will be based on third-party valuations and management’s estimates which have not yet been finalized.

Saxon Business Systems:

In May 2008, GIS acquired Saxon Business Systems (“Saxon”), an office equipment supplier in Florida, for approximately $69 in cash, including transaction costs. The acquisition continues GIS’s development of a national network of office technology suppliers to serve its expanding base of small and mid-size businesses. The operating results of Saxon are not material to our financial statements, and are included within our Office segment from the date of acquisition. The purchase price is expected to be primarily allocated to intangible assets and goodwill and will be based on third-party valuations and management’s estimates which have not yet been finalized.

Global Imaging Systems, Inc.:

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

The unaudited pro forma results presented below include the effects of the GIS acquisition as if it had been consummated as of January 1, 2007. The pro forma results include the amortization associated with the estimated value of acquired intangible assets and interest expense associated with debt used to fund the acquisition. Pro forma results, however, do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2007.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenue	$4,305	$8,435
Net income	266	503
Basic earnings per share	0.28	0.53
Diluted earnings per share	0.28	0.52

Note 5-Inventories

The following is a summary of Inventories by major category:

	June 30, 2008	December 31, 2007
Finished goods	$1,204	$1,099
Work-in-process	75	70
Raw materials	157	136

Total Inventories	$1,436	$1,305

Note 6-Investment in Fuji Xerox and Other Unconsolidated Affiliates

Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Fuji Xerox	$26	$25	$52	$30
Other investments	3	2	5	3

Total	$29	$27	$57	$33

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Summary of Operations
Revenues	$2,671	$2,353	$5,704	$5,003
Costs and Expenses	2,451	2,192	5,273	4,770

Income before income taxes	220	161	431	233
Income taxes	83	55	166	89
Minorities’ interests	2	1	4	3

Net income	$135	$105	$261	$141

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. The six months ended June 30, 2007 include after-tax restructuring charges of $23. The six months ended June 30, 2008 include after-tax charges of $13 primarily related to pension settlements associated with Fuji Xerox’s 2007 restructuring.

Note 7-Restructuring Programs

Information related to restructuring program activity during the six months ended June 30, 2008 is outlined below.

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance December 31, 2007	$71	$38	$109
Restructuring provision	65	2	67
Reversals of prior accruals	(1)	—	(1)

Net current period charges(1)	64	2	66
Charges against reserve and currency	(39)	(17)	(56)

Balance June 30, 2008	$96	$23	$119

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Charges to reserve, all programs	$(21)	$(56)	$(56)	$(130)
Asset impairments	—	—	—	1
Effects of foreign currency and other non-cash	(1)	(4)	(3)	(5)

Cash payments for restructurings	$(22)	$(60)	$(59)	$(134)

During 2008, we provided an additional net provision of $66 for ongoing restructuring programs predominantly consisting of severance and costs related to the elimination of approximately 1,200 positions, primarily in North America. About two-thirds of these restructuring charges are associated with initiatives focused on improving gross margin and the remainder are primarily focused on reducing general and administrative expenses.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Production	$28	$(1)	$29	$(4)
Office	27	—	29	2
Other	8	(1)	8	(2)

Total net charges	$63	$(2)	$66	$(4)

We expect to incur additional restructuring charges in 2008 of approximately $14 related to initiatives identified to date that have not yet been recognized in the financial statements as well as expected interest accretion on the reserve.

Note 8-Debt

In February 2008, we exercised our right under our $2.0 billion Credit Facility to request a one-year extension of the maturity date of the Credit Facility. Lenders representing approximately $1.4 billion (or approximately 70%) of commitments under the Credit Facility agreed to the extension and the portion represented by these Lenders now has a maturity date of April 30, 2013, with the remaining portion of the Credit Facility to mature on April 30, 2012.

In April 2008, we issued $400 of 5.65% senior notes due 2013 (the “2013 Senior Notes”) at 99.996 percent of par and $1.0 billion of 6.35% senior notes due 2018 (the “2018 Senior Notes”) at 99.856 percent of par, resulting in net proceeds of approximately $1,390. The 2013 Senior Notes accrue interest at the rate of 5.65% per annum, payable semiannually, and as a result of the discount, have a weighted average effective interest rate of 5.65%. The 2018 Senior Notes accrue interest at the rate of 6.35% per annum, payable semiannually, and as a result of the discount, have a weighted average effective interest rate of 6.37%. Debt issuance costs of approximately $10 were deferred. The 2013 Senior Notes and 2018 Senior Notes are subordinated to our secured indebtedness and rank equally with our other existing senior unsecured indebtedness. Proceeds from the offering were used to repay borrowings under the Credit Facility and for general corporate purposes.

Note 9-Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest expense(1)	$144	$149	$278	$285
Interest income(2)	216	219	437	441

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 10-Fair Value Measurement

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 and the basis for that measurement:

	Total Fair Value Measurement June 30, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$29	$—	$29	$—

Derivative Liabilities	$41	$—	$41	$—

We utilize the market approach to measure fair value for our derivative assets and liabilities. The market approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices, and therefore are classified as Level 2.

Note 11-Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Retiree Health		Pension Benefits		Retiree Health
	2008	2007	2008	2007	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$52	$59	$4	$5	$107	$120	$8	$9
Interest cost	144	129	23	21	288	257	45	43
Expected return on plan assets	(166)	(151)	—	—	(331)	(300)	—	—
Recognized net actuarial loss	9	19	—	2	19	37	1	5
Amortization of prior service credit	(5)	(5)	(3)	(3)	(10)	(10)	(6)	(6)
Recognized settlement loss	3	4	—	—	11	12	—	—

Net periodic benefit cost	$37	$55	$24	$25	$84	$116	$48	$51

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of net prior service credit	5	5	3	3	10	10	6	6
Net actuarial losses	(12)	(23)	—	(2)	(30)	(49)	(1)	(5)

Total recognized in Other comprehensive income(1)	(7)	(18)	3	1	(20)	(39)	5	1

Total recognized in Net periodic benefit cost and Other comprehensive income	$30	$37	$27	$26	$64	$77	$53	$52

(1)

Amounts represent the pre-tax effect included within Other comprehensive income. The aggregate net of tax amounts were income of $2 and $10 for the three and six months ended June 30, 2008, respectively, and are included as a component of “Other changes in plan assets and benefit obligations,” within the table in Note 12 – “Comprehensive income.”

During the six months ended June 30, 2008, we made contributions of $66 and $55 to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $69 to our pension plans and $50 to our other post-retirement benefit plans in 2008 for a total of $135 for pension plans and $105 for other post-retirement benefit plans.

Note 12-Shareholders’ Equity

	June 30, 2008	December 31, 2007
Common stock	$896	$920
Additional paid-in-capital	2,782	3,176
Treasury stock	(313)	(31)
Retained earnings	5,157	5,288
Accumulated other comprehensive loss	(568)	(765)

Total Shareholders’ Equity	$7,954	$8,588

We declared dividends of $39 and $38 in the first and second quarters of 2008, respectively. Additionally, we recorded opening retained earnings charges of $16 and $11 related to the adoption of the FAS 158 and EITF No. 06-10, respectively. Refer to Note 2 for further information.

Treasury Stock:

The following is a summary of the purchases of common stock made during the six month period ending June 30, 2008 under our stock repurchase programs as described in our 2007 Annual Report (shares in thousands):

	Total Authorized Repurchase Programs of $4,500**
	Shares	Amount
As of December 31, 2007	1,836	$31
Purchases	49,136	712	*
Less cancellations	(28,414)	(430)

Treasury stock as of June 30, 2008	22,558	$313

*	Includes associated fees of $1.

**	Includes the July 2008 additional Board authorization of $1 billion of share repurchases.

Through June 30, 2008, we have repurchased a total of 186,388 shares at a cost of $2,846 (including associated fees of $4) under these stock repurchase programs. In July 2008, 22,558 repurchased shares were cancelled upon the Board of Directors’ approval and were recorded as a reduction to both Common stock of $23 and Additional paid-in-capital of $290.

Accumulated Other Comprehensive Loss (“AOCL”):

AOCL is composed of the following as of June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008	December 31, 2007
Income (Loss):
Cumulative translation adjustments	$180	$(31)
Benefit plans net actuarial losses and prior service credits (includes our share of Fuji Xerox) (1)	(749)	(735)
Other unrealized gains	1	1

Total Accumulated Other Comprehensive Loss	$(568)	$(765)

(1)	Includes a credit of $5 related to adoption of the FAS 158 requirements regarding the change in measurement date – refer to Note 2 for further information.

Comprehensive income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (Loss)	$215	$266	$(29)	$499
Translation adjustments	(24)	170	211	203
Other changes in plan assets and benefit obligations(1)	9	(6)	(19)	6
Minimum pension liability	—	—	—	(44)
Other unrealized gains	3	—	—	—

Comprehensive Income	$203	$430	$163	$664

(1)

The 2008 amounts include currency impacts of $(2) and $(3) for the three and six months ended June 30, 2008, respectively, as well as our share of Fuji Xerox of $9 and $(26) for the three and six months ended June 30, 2008, respectively.

Note 13-Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic Earnings (Loss) per Share:
Net Income (Loss)	$215	$266	$(29)	$499

Weighted Average Common Shares Outstanding	889,791	938,916	900,189	942,317

Basic Earnings (Loss) per Share	$0.24	$0.28	$(0.03)	$0.53

Diluted Earnings (Loss) per Share:
Net Income (Loss)	$215	$266	$(29)	$499
Interest on Convertible Securities, net	—	1	—	1

Adjusted net income (loss) available to common shareholders	$215	$267	$(29)	$500

Weighted Average Common Shares Outstanding	889,791	938,916	900,189	942,317
Common shares issuable with respect to:
Stock options	5,229	9,130	—	8,755
Restricted stock and performance shares	5,662	6,824	—	6,193
Convertible securities	1,992	1,992	—	1,992

Adjusted Weighted Average Common Shares Outstanding	902,674	956,862	900,189	959,257

Diluted Earnings (Loss) per Share	$0.24	$0.28	$(0.03)	$0.52

Dividends per Common Share	$0.0425	$—	$0.085	$—

The following securities were not included in the computation of diluted EPS for the six months ended June 30, 2008 because of the net loss in the period and to do so would have been anti-dilutive (in thousands of shares):

Stock options			5,563
Restricted stock and performance shares			5,163
Convertible securities			1,992

Total			12,718

Note 14-Contingencies

Brazil Tax and Labor Contingencies

Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of June 30, 2008, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to $1,320 with the change from December 31, 2007 balance of $1,130 primarily related to indexation, interest and currency. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount disputed. As of June 30, 2008 we had $233 held in escrow cash deposits for matters we are disputing and there are liens on certain Brazilian assets with a net book value of $45 and additional letters of credit of $134. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Legal Matters

As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”). We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. In the first quarter 2008, we recorded a pre-tax provision of $795 for the $670 preliminary court approved settlement of Carlson v. Xerox Corporation, et al. and reserves for other pending securities-related cases, net of expected insurance recoveries. As of July 21, 2008, Xerox has paid approximately $411 of the Carlson settlement amount into an escrow account.

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action purports to be a class action on behalf of the named plaintiffs and all other purchasers of common stock of the Company during the period between October 22, 1998 through October 7, 1999 (“Class Period”) and alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refilling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius (“Agius”) and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. After that conference and Agius’ withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification, which is pending. In April 2008, Defendants filed their response and motion to disqualify Milberg LLP as a lead counsel, which is also pending. The parties have filed motions to exclude certain expert testimony. Briefing with respect to those motions is not yet complete. The individual defendants and we deny any wrongdoing and are vigorously defending the action. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the Court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of a class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; and the other alleging that the individual defendants are also liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the purported Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). On March 27, 2008, the Court granted preliminary approval of an agreement to settle this case, pursuant to which the Company agreed to make cash payments totaling $670 and KPMG agreed to make cash payments totaling $80. The individual defendants and the Company do not admit any wrongdoing as a part of the settlement, which is subject to final court approval and other conditions. As required by Rule 23(e) of the Federal Rules of Civil Procedure, the Court has scheduled a settlement fairness hearing for October 7, 2008.

Florida State Board of Administration, et al. v. Xerox Corporation, et al.: A securities law action brought by four institutional investors, namely the Florida State Board of Administration, the Teachers’ Retirement System of Louisiana, Franklin Mutual Advisers and PPM America, Inc., was filed in the United States District Court for the District of Connecticut against the Company, Paul Allaire, G. Richard Thoman, Barry Romeril, Anne Mulcahy, Philip Fishbach, Gregory Tayler and KPMG. The plaintiffs brought this action individually on their own behalves. Some or all of the plaintiffs alleged that some or all of the defendants violated Sections 10(b) and 18 of the 1934 Act, SEC Rule 10b-5 thereunder, the Florida Securities Investors Protection Act, Fl. Stat. ss. 517.301, and the Louisiana Securities Act, R.S. 51:712(A). Plaintiffs further claimed that the individual defendants are each liable as “controlling persons” of the Company pursuant to Section 20 of the 1934 Act and that each of the defendants is liable for common law fraud and negligent misrepresentation. The complaint generally alleged that the defendants participated in a scheme and course of conduct that deceived the investing public by disseminating materially false and misleading statements and/or concealing material adverse facts relating to the Company’s financial condition and accounting and reporting practices. The plaintiffs contended that in relying on false and misleading statements allegedly made by the defendants, at various times from 1997 through 2000 they bought shares of the Company’s common stock at artificially inflated prices. As a result, they allegedly suffered aggregated cash losses in excess of $200. The plaintiffs further contended that the alleged fraudulent scheme prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was false and misleading. Xerox entered into a settlement agreement with plaintiffs, effective July 18, 2008, the terms of which are not material to the Company. On July 22, 2008, plaintiffs filed a Stipulation of Dismissal with the Court. On July 24, 2008, the Court signed and entered an order approving the Stipulation.

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Four additional class actions were subsequently filed, and the five actions were consolidated as In Re Xerox Corporation ERISA Litigation. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint alleges that the defendants breached their fiduciary duties under ERISA to protect the Plan’s assets and act in the interest of Plan participants. Specifically, plaintiffs allege that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. In 2007, the Court ruled on defendants’ motion to dismiss the complaint for failure to state claim, granting it in part and denying it in part, and giving the plaintiffs an opportunity to replead. The plaintiffs subsequently filed a Second Consolidated Amended Complaint, alleging that some or all defendants breached their ERISA fiduciary duties during 1997-2002 by (1) maintaining the Xerox Stock Fund as an investment option under the Plan; (2) failing to monitor the conduct of Plan fiduciaries; and (3) misleading Plan participants about Xerox stock as an investment option under the Plans. The complaint does not specify the amount of damages sought, but demands that the losses to the Plans be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. In July 2007, Defendants answered the complaint and also filed a partial motion to dismiss. Subsequently in 2007, the plaintiffs filed their motion for class certification and filed their opposition to defendants’ partial motion to dismiss. In March 2008 the Court denied plaintiffs’ motion for class certification, without prejudice against re-filing, and also denied most of defendants’ partial motion to dismiss. On July 1, 2008, plaintiffs refiled their class certification motion and also filed a Third Consolidated Amended Complaint. The Company and the other defendants deny any wrongdoing and will continue to vigorously defend the action. Discovery in the case is ongoing. We periodically engage in discussions with plaintiffs’ counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Digwamaje et al. v. IBM et al.: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the complaint on the Company was deemed effective as of December 6, 2002. The purported class includes all persons who lived in South Africa at any time from 1948 until the present and purportedly suffered damages as a result of human rights violations and crimes against humanity through the system of apartheid. The defendants include the Company and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. In November 2004, the Court granted Xerox’s motion to dismiss. In 2005, the Court amended its November 2004 order, which dismissed the action, so as to render the order appealable and plaintiffs filed a new appeal on May 3, 2005. In 2007, the United States Court of Appeals affirmed the dismissal of the claims asserted under the Torture Victim Protection Act, vacated the dismissal of the claims asserted under the Alien Tort Claims Act and remanded those claims to the District Court for further proceedings. In January 2008, defendants-appellees filed a petition for a writ of certiorari in the Supreme Court of the United States, seeking review of the Second Circuit’s October 2007 opinion. On May 12, 2008, the Supreme Court, lacking a quorum due to the recusal of four justices, affirmed the decision of the Second Circuit pursuant to 28 U.S.C. Section 2109. That section requires the Court to enter an order affirming a Court of Appeals decision when a quorum is not available to hear the case. The case proceeds in the District Court. Xerox denies any wrongdoing and is vigorously defending the action. Based upon the present stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from this matter.

Arbitration between MPI Technologies, Inc. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced in January 2005, MPI Technologies, Inc. and MPI Tech S.A. (collectively “MPI”) sought damages from the Company and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. In September 2005, the arbitration panel rendered its decision, holding in part that the Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. In December 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest resulting in an award of $13 for pre- and post-judgment interest. In 2006, Xerox’s application for judicial review of the award, seeking to have the award set aside in its entirety, was denied by the Ontario Superior Court in Toronto and Xerox released all monies and software it had placed in escrow. In January 2007, Xerox and XCL served an arbitration claim against MPI seeking a declaratory award concerning the preclusive effect of the remedy awarded by the prior arbitration panel. In March 2007, MPI delivered to Xerox a statement of defense and counterclaim in response to Xerox’s arbitration claim. MPI claims entitlement to an unspecified amount of damages for royalties. In addition, MPI claims damages of $50 for alleged “misuse” of its licensed software by Xerox after December 2006. MPI also claims entitlement to unspecified amounts of pre and post-judgment interest and its costs of the arbitration. A panel of three arbitrators has been appointed to hear the dispute. The panel heard oral arguments relating to preliminary dispositive motions on May 20-21, 2008. In the course of litigation, we periodically engage in discussions with MPI’s counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs. Based on the present stage of the proceeding, it is not possible to estimate the amount of any material loss or range of material loss that might result from any of the claims advanced in such counterclaim.

National Union Fire Insurance Company v. Xerox Corporation, et al.: On October 24, 2003, a declaratory judgment action was filed in the Supreme Court of the State of New York, County of New York against the Company and several current and former officers and/or members of the Board of Directors. Plaintiff claimed that it issued an Excess Directors & Officers Liability and Corporate Reimbursement Policy to the Company in reliance on information from the Company that allegedly misrepresented the Company’s financial condition and outlook. The policy at issue provides for $25 of coverage as a component of the company reimbursement portion of an insurance program that provides for coverage (after deductibles and coinsurance and subject to other policy limitations and requirements) over a three-year period. Plaintiff seeks judgment (i) that it is entitled to rescind the policy as void from the outset; (ii) in the alternative, limiting coverage under the policy and awarding plaintiff damages in an unspecified amount representing that portion of any required payment under the policy that is attributable to the Company’s and the individual defendants’ own misconduct; and (iii) for the costs and disbursement of the action and such other relief as the court deems just and proper. In November 2004, the Court issued an opinion partially granting and partially denying defendants’ motions to dismiss the original complaint. In February 2006, plaintiff filed an amended complaint. In May 2006 the Court dismissed all claims asserted by the plaintiff in the original complaint. Xerox served its motion to dismiss the amended complaint and for sanctions, which the Court granted in August 2006. All claims asserted by National Union have been dismissed. The parties executed a Settlement and Release Agreement in April 2008 and jointly filed a Stipulation and Order of Discontinuance on April 14, 2008, which was so ordered by the Court on April 17, 2008 and filed by the Court on April 30, 2008. Pursuant to the terms of the settlement, defendants have agreed to waive recovery of fees and sanctions in exchange for National Union agreeing to tender all of its policy limits and foregoing its right to appeal. No admission of liability was made as a part of the settlement.

Warren, et al. v. Xerox Corporation: On March 11, 2004, the United States District Court for the Eastern District of New York entered an order certifying a nationwide class of all black salespersons employed by Xerox from February 1, 1997 to the present under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1871. The suit was commenced on May 9, 2001 by six black sales representatives. The plaintiffs allege that Xerox has engaged in a pattern or practice of race discrimination against them and other black sales representatives by assigning them to less desirable sales territories, denying them promotional opportunities, and paying them less than their white counterparts. Although the complaint does not specify the amount of damages sought, plaintiffs do seek, on behalf of themselves and the classes they seek to represent, front and back pay, compensatory and punitive damages, and attorneys’ fees. A tentative settlement agreement was reached, the terms of which are not material to Xerox, and in 2007, the parties submitted the settlement agreement to the Court for preliminary approval. At a status conference held on June 6, 2007, the judge indicated that he would not approve the current version of the settlement agreement. He was concerned that the named plaintiffs may be receiving a disproportionate amount of damages as compared to the other class members. He directed the parties to revise this aspect of the agreement and bring it back to him. A revised agreement was submitted to the Court on March 7, 2008 and the Court approved it, without hearing, on April 3, 2008. Notice of the preliminary approval was mailed to Class Members on May 9, 2008 and a Final Fairness Hearing was held on July 11, 2008. We are awaiting the Court’s decision with respect to final approval of the settlement. The Company denies any wrongdoing as part of the settlement.

Other Matters:

It is our policy to promptly and carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken. When and where appropriate, we report such matters to the U.S. Department of Justice and to the SEC, and/or make public disclosure.

India: In recent years we became aware of a number of matters at our Indian subsidiary, Xerox India Ltd. (formerly Xerox Modicorp Ltd.), that occurred over a period of several years, much of which occurred before we obtained majority ownership of these operations in mid-1999. These matters include misappropriations of funds and payments to other companies that may have been inaccurately recorded on the subsidiary’s books and certain alleged improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. We reported these transactions to the Indian authorities, the U.S. Department of Justice (“DOJ”) and to the SEC. In 2005, the private Indian investigator engaged by the Indian Ministry of Company Affairs completed an investigation of these matters and issued a report (“Report”). A copy of the Report was provided to our Indian subsidiary, which was asked by the Indian Ministry of Company Affairs to comment on the Report. The Report addresses the previously disclosed misappropriation of funds and alleged improper payments and includes allegations that Xerox India Ltd.’s senior officials and the Company were aware of such activities. The Report also asserts the need for further investigation into potential criminal acts related to the improper activities addressed by the Report. The matter is now pending in the Indian Ministry of Company Affairs. The Company reported these developments and made a copy of the Report received by Xerox India Ltd. available to the DOJ and the SEC.

On November 17, 2005, Xerox India Ltd. filed its reply with the Ministry of Company Affairs (or “MCA”). Xerox sent copies of the reply to the SEC and DOJ in the United States. In our reply, we argue that the alleged violations of Indian Company Law by means of alleged improper payments and alleged defaults/failures of the Xerox India Ltd. board of directors were generally unsubstantiated and without any basis in law. Further, we stated that the Report’s findings of other alleged violations were unsubstantiated and unproven. The MCA will consider our reply and will let us know their conclusions. There is the possibility of fines or criminal penalties if conclusive proof of wrongdoing is found. We have told the MCA that Xerox’s conduct in voluntarily disclosing the initial information and readily and willingly submitting to investigation, coupled with the non-availability of earlier records, warrants complete closure and early settlement. In January 2006, we learned that the MCA had issued a “Show Cause Notice” to certain former executives of Xerox India Ltd. seeking a response to allegations of potential violations of the Indian Companies Act. We also learned that Xerox India Ltd. had received a formal Notice of Enquiry from the

Indian Monopolies & Restrictive Trade Practices Commission (“MRTP Commission”) alleging that Xerox India Ltd. committed unfair trading practices arising from the events described in the Report. In March 2007, Xerox India Ltd. filed its reply to the Notice of Enquiry and the investigating officer subsequently filed his response to our reply. At a hearing in August 2007, we argued that the Enquiry is not maintainable under the Commission’s jurisdiction. The issue of maintainability of the Notice of Enquiry has been framed as the preliminary issue to be decided by the Commission at the next hearing, scheduled for August 1, 2008. Our Indian subsidiary plans to contest the Notice of Enquiry and has been fully cooperating with the authorities.

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

To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. dollars on revenue and expenses. We refer to this analysis as “currency impact” or “the impact from currency.” This includes translating the most recent financial results of operations using foreign currency of the earliest period presented. Currencies for our developing market countries (Latin America, Brazil, the Middle East, India, Eurasia and Central-Eastern Europe) are reflected at actual exchange rates for all periods presented, because these countries generally have volatile currency and inflationary environments, and our operations in these countries have historically implemented pricing actions to recover the impact of inflation and devaluation. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.

Summary

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change
Equipment sales	$1,160	$1,141	2%	$2,258	$2,072	9%
Post sale revenue(1)	3,373	3,067	10%	6,610	5,972	11%

Total Revenue	$4,533	$4,208	8%	$8,868	$8,044	10%

Reconciliation to Condensed Consolidated Statements of Income
Sales	$2,119	$1,976		$4,132	$3,683
Less: Supplies, paper and other sales	(959)	(835)		(1,874)	(1,611)

Equipment sales	$1,160	$1,141		$2,258	$2,072

Service, outsourcing and rentals	$2,207	$2,027		$4,320	$3,951
Finance income	207	205		416	410
Add: Supplies, paper and other sales	959	835		1,874	1,611

Post sale revenue	$3,373	$3,067		$6,610	$5,972

Memo: Color(2)	$1,700	$1,531	11%	$3,302	$2,954	12%

Second quarter 2008 total revenues grew 8% compared to the second quarter 2007. Our consolidated 2008 results include the results of Global Imaging Systems (“GIS”), which was acquired effective May 9, 2007. When including a full quarter of GIS in our 2007 results(3), second quarter 2008 total revenue grew 5%. Currency had a 4-percentage point positive impact on total revenues in the quarter. Total revenues included the following:

•

10% increase in post sale revenue, or 8% including a full quarter of GIS in our 2007 results(3). Growth in GIS, color products and document management services more than offset a decline in light lens products revenue. The components of post sale revenue increased as follows:

•	9% increase in service, outsourcing and rentals revenue to $2,207 million, reflecting the inclusion of GIS, growth in document management services and technical service revenue.

•	Supplies, paper and other sales of $959 million grew 15% year-over-year due to the inclusion of GIS as well as growth in supplies and paper sales.

•

2% increase in equipment sales revenue, with a 4-percentage point benefit from currency. When including a full quarter of GIS in our 2007 results(3), second quarter 2008 equipment sales revenue declined 2%, with a 3-percentage point benefit from currency. Growth in install activity was offset by overall price declines between 5% and 10% as well as product mix. More than two-thirds of the second quarter 2008 equipment sales were generated from products launched in the past 24 months.

•	11% growth in color revenue(2). Color revenue of $1,700 million comprised 40% of total revenue in the second quarter 2008, excluding GIS, compared to 38% in the second quarter 2007(4), reflecting:

•	17% growth in color post sale revenue. Color represented 37% of post sale revenue in the second quarter 2008, excluding GIS, versus 34% in the second quarter 2007(4) .

•

Color equipment sales revenue was flat. Color sales represented 50% of total equipment sales in the second quarter 2008, excluding GIS, versus 48% of total equipment sales in the second quarter 2007(4).

Total revenue for the six months ended June 30, 2008, grew 10% compared to the prior year period, or 5% when including GIS in our 2007 results(3). Currency had a 4-percentage point positive impact on total revenues. Total revenues included the following:

•

11% increase in post sale revenue, or 7% including GIS in our 2007 results(3). This included a 4-percentage point benefit from currency. Growth in GIS, color products and document management services more than offset a decline in light lens products revenue. The components of post sale revenue increased as follows:

•	9% increase in service, outsourcing and rentals revenue to $4,320 million reflected the inclusion of GIS, growth in document management services and technical service revenue.

•	Supplies, paper and other sales of $1,874 million grew 16% year-over-year due to the inclusion of GIS as well as growth in color supplies and paper sales.

•

9% increase in equipment sales revenue, with a 4-percentage point benefit from currency. When including GIS in our 2007 results (3), equipment sales revenue was unchanged, with a 4-percentage point benefit from currency. Growth in install activity was offset by overall price declines between 5% and 10% as well as product mix.

•

12% growth in color revenue(2). Color revenue of $3,302 million comprised 40% of total revenue during the six months ended June 30, 2008, excluding GIS, compared to 38% during the six months ended June 30, 2007(4), reflecting:

•	16% growth in color post sale revenue. Color represented 37% of post sale revenue during the six months ended June 30, 2008, excluding GIS, compared to 34% in the prior year period(4).

•

2% growth in color equipment sales revenue. Color sales represented 49% of total equipment sales during the six months ended June 30, 2008, excluding GIS, compared to 48% of total equipment sales during the six months ended June 30, 2007(4).

Notes:

•	Approximately 75% of GIS revenue is included in the Office segment representing those sales and services that align to our Office segment, and 25% is in the Other segment.

•	Install activity percentages include the Xerox-branded shipments to GIS.

Net Income

Second quarter 2008 net income of $215 million, or $0.24 per diluted share included an after-tax charge for restructuring of $43 million ($63 million pre-tax), or $0.05 per diluted share.

Second quarter 2007 net income was $266 million, or $0.28 per diluted share.

Total net loss for the six months ended June 30, 2008 was $(29) million, or $(0.03) per diluted share and included an after-tax charge of $491 million ($795 million pre-tax), or $0.54 per diluted share, associated with securities-related litigation matters as well as an after-tax charge of $43 million ($63 million pre-tax), or $0.05 per diluted share for restructuring.

Total net income for the six months ended June 30, 2007 was $499 million, or $0.52 per diluted share.

(1)

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

(2)	Color revenues represent a subset of total revenues and exclude GIS revenues.

(3)

The impact from GIS reflects the revenue growth year-over-year after including GIS’ results for the full second quarter 2007 on a pro forma basis. See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP measure.

(4)

For the three and six months ended June 30, 2008, total color, color post sale and color equipment sales revenue comprised 38%, 35% and 44%, respectively, and 37%, 35% and 43%, respectively, if calculated on total, total post sale and total equipment sales revenues, including GIS. GIS is excluded from the color information presented, as the breakout of the information required to make this computation for all periods is not available.

Operations Review

	Three Months Ended June 30,
(in millions)	Production	Office	Other	Total
2008
Equipment sales	$317	$775	$68	$1,160
Post sale revenue	1,020	1,751	602	3,373

Total Revenue	$1,337	$2,526	$670	$4,533

Operating Profit (Loss)	$87	$279	$(16)	$350

Operating Margin	6.5%	11.0%	(2.4)%	7.7%

2007
Equipment sales	$342	$738	$61	$1,141
Post sale revenue	939	1,589	539	3,067

Total Revenue	$1,281	$2,327	$600	$4,208

Operating Profit (Loss)	$111	$267	$(31)	$347

Operating Margin	8.7%	11.5%	(5.2)%	8.2%

	Six Months Ended June 30,
(in millions)	Production	Office	Other	Total
2008
Equipment sales	$600	$1,531	$127	$2,258
Post sale revenue	2,008	3,442	1,160	6,610

Total Revenue	$2,608	$4,973	$1,287	$8,868

Operating Profit (Loss)	$188	$544	$(56)	$676

Operating Margin	7.2%	10.9%	(4.4)%	7.6%

2007
Equipment sales	$628	$1,343	$101	$2,072
Post sale revenue	1,847	3,089	1,036	5,972

Total Revenue	$2,475	$4,432	$1,137	$8,044

Operating Profit (Loss)	$230	$526	$(47)	$709

Operating Margin	9.3%	11.9%	(4.1)%	8.8%

Refer to Note 3 – Segment Reporting for the reconciliation of Segment Operating Profit to Pre-tax Income (Loss).

In 2008 we revised our segment reporting to integrate the Developing Markets Operations (“DMO”) into the Production, Office and Other segments. DMO is a geographic region that has matured to a level where we now manage it based on the basis of products sold, consistent with our North American and European geographic regions. Refer to “2008 Segment Reporting Change” for DMO’s results.

Production

Revenue

Second quarter 2008 Production revenue of $1,337 million increased 4%, including a 5-percentage point benefit from currency, reflecting:

•	9% increase in post sale revenue as growth from digital products more than offset declines in revenue from light lens technology.

•

7% decline in equipment sales revenue, including a 6-percentage point benefit from currency, reflecting declines in light production and color printing systems as well as the impact of the U.S. economy.

•	12% decline in installs of production color products driven in part by timing of new product introductions.

•	8% decline in installs of production black-and-white systems driven by declines in installs of light production printing systems.

Production revenue for the six months ended June 30, 2008 of $2,608 million increased 5%, including a 5-percentage point benefit from currency, reflecting:

•	9% increase in post sale revenue, including a 5-percentage point benefit from currency, as growth from digital products more than offset declines in revenue from light lens technology.

•	4% decline in equipment sales revenue, including a 6-percentage point benefit from currency, reflecting declines in light production and color printing systems.

•	3% decline in installs of production color products driven in part by the timing of new product introductions.

•	1% decline in installs of production black-and-white systems driven by declines in installs of light production systems.

Operating Profit

Second quarter 2008 Production profit of $87 million decreased $24 million from second quarter 2007 due to increased SAG expenses associated with sales coverage investments and spending associated with the drupa trade show.

Production profit for the six months ended June 30, 2008 of $188 million decreased $42 million from the six months ended June 30, 2007, as higher gross profit was more than offset by increased SAG expenses including sales coverage investments and spending associated with the drupa trade show.

Office

Revenue

Second quarter 2008 Office revenue of $2,526 million increased 9%, including a 4-percentage point benefit from currency, reflecting:

•	10% increase in post sale revenue, reflecting a full quarter of GIS results, as well as growth from color multifunction devices and color printers.

•

5% increase in equipment sales revenue, reflecting a full quarter of GIS results as well as growth from color digital products partially offset by declines from black-and-white devices primarily due to price declines and product mix.

•	34% color multifunction device install growth led by strong demand for Xerox WorkCentre® and Phaser® products.

•

10% increase in installs of black-and-white copiers and multifunction devices, including 11% growth in Segment 1&2 products (11-30 ppm) and 8% growth in Segment 3-5 products (31-90 ppm). Segment 3-5 installs include the Xerox 4595, a 95 ppm device with an embedded controller.

Office revenue for the six months ended June 30, 2008 of $4,973 million increased 12%, including a 4-percentage point benefit from currency, reflecting:

•	11% increase in post sale revenue, reflecting the inclusion of GIS, as well as growth from color multifunction devices and printers partially offset by declines in black-and-white digital devices.

•

14% increase in equipment sales revenue, including a 4-percentage point benefit from currency, reflecting the inclusion of GIS, as well as strong growth from color digital products which more than offset declines from black-and-white devices primarily due to price declines and product mix.

•	37% color multifunction device install growth led by strong demand for Xerox WorkCentre® and Phaser® products.

•

22% increase in installs of black-and-white copiers and multifunction devices, including 26% growth in Segment 1&2 products (11-30 ppm) and 11% growth in Segment 3-5 products (31-90 ppm). Segment 3-5 installs include the Xerox 4595, a 95 ppm device with an embedded controller.

Operating Profit

Second quarter 2008 Office profit of $279 million increased $12 million from second quarter 2007 as a result of the inclusion of GIS for a full quarter in 2008 and higher gross profit, which was partially offset by increased SAG expenses.

Office profit for the six months ended June 30, 2008 of $544 million increased $18 million from the six months ended June 30, 2007 as a result of the inclusion of GIS and higher gross profit, which was partially offset by increased SAG expenses.

Other

Revenue

Second quarter 2008 Other segment revenue of $670 million increased 12%, including a 3-percentage point benefit from currency, primarily reflecting a full quarter of GIS results in 2008 as well as increased paper revenue.

Other segment revenue for the six months ended June 30, 2008 of $1,287 million increased 13%, including a 3-percentage point benefit from currency, primarily reflecting the inclusion of GIS as well as increased paper revenue.

Paper comprised approximately half of the Other segment revenue for the three and six months ended June 30, 2008.

Operating Profit

Second quarter 2008 Other segment loss of $16 million improved $15 million from the six months ended June 30, 2007, reflecting higher income from licensing arrangements, value-added services and other supplies sales, including paper.

Other segment loss for the six months ended June 30, 2008 of $56 million increased $9 million from the comparable 2007 period, primarily due to higher foreign exchange losses and lower wide format profit and was partially offset by increased equity income and higher income from licensing arrangements and other supplies sales, including paper.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Total Gross Margin	39.2%	40.3%	(1.1) pts	39.3%	40.4%	(1.1) pts
Sales	33.9%	34.9%	(1.0) pts	34.2%	35.7%	(1.5) pts
Service, outsourcing and rentals	42.2%	43.4%	(1.2) pts	42.0%	42.6%	(0.6) pts
Financing income	61.8%	61.5%	0.3 pts	61.8%	61.7%	0.1 pts

Total gross margin decreased 1.1-percentage points for the three and six months ended June 30, 2008, as compared to the 2007 comparable periods due primarily to price declines and a higher proportion of revenue from lower margin channels and products.

Sales gross margin decreased 1.0-percentage points and 1.5-percentage points, respectively, for the three and six months ended June 30, 2008, as compared to the 2007 comparable periods primarily due to the approximate 3.0-percentage point impact of price declines, as well as channel and product mix, which were partially offset by cost improvements and other variances.

Service, outsourcing and rentals margin decreased 1.2-percentage points and 0.6-percentage points, respectively, for the three and six months ended June 30, 2008, as compared to the 2007 comparable periods, driven in part by a higher mix of document management services at a lower gross margin. Cost improvements offset price declines of approximately 1.0-percentage point for the three and six months ended June 30, 2008.

Research, Development and Engineering Expenses (“R,D&E”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
R,D&E % Revenue	4.9%	5.3%	(0.4) pts	5.0%	5.5%	(0.5) pts

R,D&E of $223 million and $444 million for the three and six months ended June 30, 2008 was unchanged and $3 million higher than the prior year comparable periods, respectively. R&D of $190 million and $374 million for the three and six months ended June 30, 2008 increased $2 million and $5 million, respectively from the prior year periods. Sustaining engineering costs of $33 million and $70 million for the three and six months ended June 30, 2008 both decreased $2 million from prior year comparable periods. R,D&E as a percentage of revenue declined 0.4-percentage points and 0.5-percentage points for the three and six months ended June 30, 2008, as we leveraged our current R,D&E investments to support GIS operations.

We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
SAG % Revenue	25.8%	25.7%	0.1 pts	25.9%	25.3%	0.6 pts

SAG expenses of $1,170 million in the second quarter 2008 were $89 million higher than the second quarter 2007, reflecting a full quarter of GIS results in 2008, as well as a $33 million negative impact from currency. The SAG expense increase reflected the following:

•	$46 million increase in selling expenses reflecting a full quarter of GIS results, unfavorable currency, investments in selling resources and spending associated with the drupa trade show.

•	$48 million increase in general and administrative expenses reflecting a full quarter of GIS results and unfavorable currency.

•	$5 million decrease in bad debt expenses to $34 million due to higher prior year reserves.

SAG expenses of $2,294 million for the six months ended June 30, 2008 were $259 million higher than the six months ended June 30, 2007, reflecting $131 million from the inclusion of GIS, as well as a $71 million negative impact from currency. The SAG expense increase reflected the following:

•

$136 million increase in selling expenses primarily from the inclusion of GIS, as well as unfavorable currency, and investments in selling resources and marketing communications including spending associated with the drupa trade show.

•	$127 million increase in general and administrative expenses primarily from the inclusion of GIS, as well as unfavorable currency and additional 2007 compensation expense.

•	$4 million decrease in bad debt expenses to $62 million.

Worldwide Employment

Worldwide employment of 58,000 at June 30, 2008 increased approximately 600 from year-end 2007 primarily reflecting additional headcount associated with acquisitions and additional sales professionals.

Restructuring Charges

During the second quarter 2008, we recorded net restructuring charges of $63 million primarily related to headcount reductions of approximately 1,000 employees primarily in North America. About two-thirds of these charges are associated with initiatives focused on improving gross margin and the remainder are primarily focused on reducing general and administrative expenses.

The restructuring reserve balance as of June 30, 2008, for all programs was $119 million, of which approximately $95 million is expected to be spent over the next twelve months.

Provision for Litigation, Net

The litigation provision recorded in the first quarter 2008, of $795 million, reflects the $670 million preliminary court approved settlement of Carlson v. Xerox Corporation and other pending securities-related cases, net of expected insurance recoveries.

Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Non-financing interest expense	$65	$70	$119	$128
Interest income	(9)	(14)	(21)	(31)
Gains on sales of businesses and assets	(15)	—	(22)	(4)
Currency losses (gains), net	2	(1)	21	2
Amortization of intangible assets	13	10	26	16
Legal matters	6	1	7	1
Other, net	16	12	28	23

Total	$78	$78	$158	$135

Non-Financing Interest Expense

Non-financing interest expense for the three and six months ended June 30, 2008 of $65 million and $119 million, was $5 million and $9 million lower than prior year comparable periods, reflecting the benefit of lower interest rates partially offset by higher average debt balances.

Interest Income

Interest income for the three and six months ended June 30, 2008 of $9 million and $21 million, decreased $5 million and $10 million, respectively, compared to prior year comparable periods, reflecting lower average cash balances and rates of return.

Gains on Sales of Businesses and Assets

Gains during the three and six months ended June 30, 2008 are primarily due to the sale of certain surplus facilities in Latin America.

Currency Losses, Net

Net currency losses for the six months ended June 30, 2008 of $21 million were $19 million higher than prior year comparable period, primarily due to losses associated with the significant and rapid weakening of the U.S. Dollar and Euro as compared to the Yen in the first quarter of 2008.

Amortization of Intangible Assets

Amortization of intangible assets expense for the three and six months ended June 30, 2008 of $13 million and $26 million was $3 million and $10 million higher than prior year comparable periods, respectively, primarily due to the amortization of intangible assets associated with our GIS acquisition.

Legal Matters

Second quarter 2008 litigation expense of $6 million was related to probable losses on various legal matters.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Income tax expense (benefit)	$59	$76	$(17)	$(187)	$178	$(365)
Effective tax rate	24.1%	24.1%	— pts	68.5%	27.6%	* pts

*	change not meaningful.

The second quarter 2008 effective tax rate was 24.1% and included a 1.5% benefit from the tax effect of the second quarter restructuring charges. Excluding the impact of the restructuring charges, the adjusted effective tax rate was 25.6%(5) as compared to 24.1% in the second quarter of 2007. These rates were lower than the U.S. statutory tax rate primarily reflecting tax benefits from the utilization of foreign tax credits and the geographical mix of income before taxes and the related tax rates in those jurisdictions.

The effective tax rate for six months ended June 30, 2008 of 68.5%, included a $304 million tax benefit associated with the $795 million net provision for securities-related litigation matters as well as a $20 million tax benefit for the second quarter 2008 restructuring charges of $63 million. Excluding the impact of these discrete charges, the adjusted effective tax rate(5) was 23.4%, which was lower than the U.S. statutory tax rate primarily due to the net tax benefits from the resolution and re-measurement of certain unrecognized tax positions as well as the utilization of foreign tax credits and the geographical mix of income before taxes and the related tax rates in those jurisdictions.

The effective tax rates for the three and six months ended June 30, 2007 of 24.1% and 27.6% were lower than the U.S. statutory tax rate of 35.0% primarily reflecting tax benefits from the utilization of foreign tax credits and the geographical mix of income before taxes and the related effective tax rates in those jurisdictions.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the geographical mix of income and the related tax rates in those jurisdictions, and available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remaining quarters of 2008 will approximate 26%, excluding the effects of any future discrete events.

(5) See the “Non-GAAP Measure” section for additional information.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates of $29 million and $57 million for the three and six months ended June 30, 2008 increased $2 million and $24 million compared to the 2007 comparable periods, respectively, reflecting our 25% share of Fuji Xerox’s higher net income as well as favorable currency. 2007 results included charges of $23 million related to our share of Fuji Xerox’s restructuring while 2008 included charges of $13 million primarily related to pension settlements.

2008 Segment Reporting Change

Effective January 1, 2008, we revised our segment reporting to integrate DMO into the Production, Office and Other segments. We will continue to provide DMO’s revenue and profit on a supplemental basis as follows through 2008.

	Total DMO
(in millions)	Three Months Ended June 30,	Six Months Ended June 30,
2008
Equipment sales	$194	$351
Post sale revenue	437	817

Total Revenue	$631	$1,168

Segment Profit	$69	$107

2007
Equipment sales	$165	$295
Post sale revenue	366	694

Total Revenue	$531	$989

Segment Profit	$37	$53

Capital Resources and Liquidity

The following table summarizes our cash, cash equivalents and short-term investments for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
(in millions)	2008	2007	Change
Net Cash provided by operating activities	$494	$575	$(81)
Net Cash used in investing activities	(350)	(1,528)	1,178
Net Cash (used in) provided by financing activities	(404)	387	(791)
Effect of exchange rate changes on cash and cash equivalents	4	17	(13)

Decrease in cash and cash equivalents	(256)	(549)	293
Cash and cash equivalents at beginning of period	1,099	1,399	(300)

Cash and cash equivalents at end of period	843	850	(7)
Short-term investments	—	20	(20)

Total cash, cash equivalents and short-term investments	$843	$870	$(27)

Cash Flows from Operating Activities

Net cash provided by operating activities was $494 million for the six months ended June 30, 2008. The $81 million decrease in cash from the six months ended June 30, 2007 was primarily due to the following:

•	$70 million decrease primarily due to lower accounts payable related to the timing of payments.

•	$62 million decrease due to higher net income tax payments, primarily resulting from the absence of prior year tax refunds.

•	$21 million decrease due to higher inventory of $5 million, as well as a $16 million increase in equipment on operating leases reflecting higher operating lease install activity.

•	$11 million decrease due to higher pension contributions primarily in our foreign plans.

•	$75 million increase due to lower restructuring payments resulting from a lower level of restructuring activity during the preceding twelve months.

•	$48 million increase due to improved collection performance of trade receivables.

Cash Flows from Investing Activities

Net cash used in investing activities was $350 million for the six months ended June 30, 2008. The $1,178 million increase in cash from the six months ended June 30, 2007 was primarily due to the following:

•

$1,388 million increase due to less cash used for acquisitions in 2008. Current year acquisitions included $138 million for Veenman B.V. and Saxon Business Systems as compared to $1,530 million for the acquisition of GIS in the prior year comparable period.

•

$177 million decrease due to higher escrow and other restricted investments, primarily resulting from the initial funding of the escrow account for the previously disclosed Carlson litigation settlement.

Cash Flows from Financing Activities

Net cash used in financing activities was $404 million for the six months ended June 30, 2008. The $791 million decrease in cash from the six months ended June 30, 2007 was primarily due to the following:

•

$425 million decrease from lower net cash proceeds on debt. 2008 reflects the issuance of $1.4 billion in Senior Notes, as well as net payments of $550 million on our Credit Facility and net payments of $279 million on other debt. 2007 reflects the issuance of $1.1 billion Senior Notes partially offset by net payments of $104 million on other debt.

•	$423 million decrease due to higher purchases under our share repurchase program.

•	$79 million decrease due to common stock dividend payments.

•	$64 million decrease due to lower proceeds from the issuance of common stock, reflecting a decrease in stock option exercises as well as lower related tax benefits.

•	$33 million decrease due to share repurchases related to employee withholding taxes on stock-based compensation vesting.

•	$227 million increase from lower net repayments on secured debt reflecting continued run-off of our U.S. secured borrowing program.

Customer Financing Activities

The following represents our total finance assets associated with our lease and finance operations:

(in millions)	June 30, 2008	December 31, 2007
Total Finance receivables, net (1)	$7,905	$8,048
Equipment on operating leases, net	629	587

Total Finance Assets, net	$8,534	$8,635

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

Accounts Receivable Sales Arrangement

During the second quarter 2008 we sold $168 million of accounts receivables, as compared to $200 million in the first quarter 2008 and $176 million in the fourth quarter 2007, under an existing accounts receivables sales arrangement in Europe. $168 million of receivables sold to date under this arrangement remained uncollected by the third party as of June 30, 2008.

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

We are currently rated investment grade by all major rating agencies. As of June 30, 2008, the ratings were as follows:

	Senior Unsecured Debt	Outlook
Moody’s	Baa2	Positive
Standard & Poors (“S&P”)	BBB	Stable
Fitch	BBB	Stable

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of June 30, 2008, total cash and cash equivalents was $843 million and our borrowing capacity under our Credit Facility was $1.950 billion, reflecting $50 million outstanding borrowings and no outstanding letters of credit. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment under SFAS No. 133. Certain of our derivatives do not qualify for hedge accounting but are effective as economic hedges of our inventory purchases and currency exposure. These derivative contracts are accounted for using the mark-to-market accounting method and accordingly are exposed to some level of volatility. Under this method, the contracts are carried at their fair value on our Condensed Consolidated Balance Sheets within Other assets and Other liabilities. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impact of all of our derivative activities are reflected as cash flows from operating activities.

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

Non-GAAP Financial Measures

We have reported our financial results in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of the following non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below:

1. Adjusted Revenue: We discussed the revenue growth for the second quarter 2008 and year-to-date period of 2008 using non-GAAP financial measures. To understand trends in the business, we believe that it is helpful to adjust the revenue growth rates to illustrate the impact of the acquisition of GIS by including their estimated revenue for the comparable 2007 periods. We refer to this adjusted revenue as “As Adjusted” in the following reconciliation table. Management believes these measures give investors an additional perspective on revenue trends, as well as the impact to the Company of the acquisition of GIS that was completed in May 2007.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2008	2007	% Change	2008	2007	% Change
Equipment Sales:
As Reported	$1,160	$1,141	2%	$2,258	$2,072	9%
As Adjusted	$1,160	$1,179	(2)%	$2,258	$2,257	—
Post Sale Revenue:
As Reported	$3,373	$3,067	10%	$6,610	$5,972	11%
As Adjusted	$3,373	$3,126	8%	$6,610	$6,178	7%
Total Revenues:
As Reported	$4,533	$4,208	8%	$8,868	$8,044	10%
As Adjusted	$4,533	$4,305	5%	$8,868	$8,435	5%

Revenue “As Adjusted” adds GIS’s revenues for the period January 1st through May 8th 2007 to our 2007 reported revenue.

2. Adjusted Effective Tax Rate: The effective tax rate for the second quarter 2008 and year-to-date period of 2008 are discussed using non-GAAP financial measures that exclude the effects of charges associated with securities-related litigation matters and restructuring. Management believes that it is helpful to exclude these effects to better understand and analyze the current period’s effective tax rate given the nature and size of the litigation charge as well as its relation to prior year events and the discrete nature of the restructuring charge.

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
(in millions)	As Reported	Restructuring	As Adjusted	As Reported	Litigation/ Restructuring	As Adjusted
Income (Loss) before Income Taxes and Equity Income	$245	$63	$308	$(273)	$858	$585

Income Tax Expense (Benefit)	$59	$20	$79	$(187)	$324	$137

Effective Tax Rate	24.1%		25.6%	68.5%		23.4%

Management believes that these non-GAAP financial measures provide an additional means of analyzing the current period results against the corresponding prior period results. However, all of these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management” in this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

The information set forth under Note 14-Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 1A Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2007 Annual Report and Part II, Item 1A of our first quarter 2008 Form 10-Q Report. The Risk Factors remain applicable from our 2007 Annual Report and first quarter 2008 Form 10-Q Report, with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of June 30, 2008, we had $7.9 billion of total debt ($131 million of which is secured by finance receivables) and $636 million of liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $8.5 billion at June 30, 2008. The total cash and cash equivalents was $843 million at June 30, 2008. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of June 30, 2008, total cash and cash equivalents was $843 million, and our borrowing capacity under our $2 billion Credit Facility was $1.950 billion, reflecting $50 million outstanding borrowings. We also have funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”). We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt; (ii) certain fundamental changes to corporate structure; (iii) changes in nature of business; and (iv) limitations on debt incurred by certain subsidiaries. The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with GECC (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of June 30, 2008, $131 million was outstanding under the Loan Agreement. The Loan Agreement incorporates the financial maintenance covenants contained in the Credit Facility and contains other affirmative and negative covenants.

At June 30, 2008, we were in full compliance with the covenants and other provisions of the Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities during the Quarter ended June 30, 2008

During the quarter ended June 30, 2008, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”):

(a)	Securities issued on April 30, 2008: Registrant issued 702 Director Stock Units (“DSUs”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Hilmar Kopper, Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $14.945 per DSU (aggregate price $10,491), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b) Issuer Purchases of Equity Securities during the Quarter ended June 30, 2008

Repurchases of Xerox Common Stock, par value $1.00 per Share

Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs(2)
April 1 through 30	4,527,161	$14.2645	4,527,161	$971,142,073
May 1 through 31	10,217,000	14.2500	10,217,000	825,549,505
June 1 through 30	12,341,276	13.5295	12,341,276	658,578,441

Total	27,085,437		27,085,437

(1)	Exclusive of fees and costs.

(2)

Our Board of Directors previously authorized share repurchase programs totaling $2.5 billion, which have been exhausted. In each of January 2008 and July 2008, our Board of Directors authorized an additional $1.0 billion stock repurchase program covering shares of our common stock, par value $1.00 per share. Of the cumulative $4.5 billion of authority for share repurchases, approximately $2.8 billion of this authority has been used through June 30, 2008. The 4.5 billion is exclusive of fees and expenses. The repurchases under these programs may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
April 1 through 30	583	$14.50	n/a	n/a
May 1 through 31	4,768	13.80	n/a	n/a
June 1 through 30	6,173	14.05	n/a	n/a

Total	11,524		n/a	n/a

(1)

These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Item 4 Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Xerox Corporation was duly called and held on May 22, 2008 at the Hyatt Regency, 1800 East Putnam Avenue, Old Greenwich, Connecticut. Proxies for the meeting were solicited on behalf of the Board of Directors of Xerox Corporation pursuant to Regulation 14A of the General Rules and Regulations of the Securities and Exchange Commission. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors listed in the Proxy Statement, and all director nominees were elected.

The matters that were voted upon at the meeting, and the number of votes cast as to each of the matters, where applicable, are as follows:

Proposal 1—Election of Directors:

Name	For	Withheld
Glenn A. Britt	758,595,319	46,700,064
Ursula M. Burns	755,970,603	49,324,780
Richard J. Harrington	758,703,193	46,592,190
William Curt Hunter	758,145,883	47,149,500
Vernon E. Jordan, Jr.	726,032,604	79,262,779
Robert A. McDonald	735,217,485	70,077,898
Anne M. Mulcahy	730,307,400	74,987,983
N. J. Nicholas, Jr.	731,986,057	73,309,326
Ann N. Reese	753,505,988	51,789,395
Mary Agnes Wilderotter	755,293,190	50,002,193

Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm:

For—	793,329,519
Against—	2,644,409
Abstain—	9,321,455

Proposal 3—Amendment of the Company’s Certificate of Incorporation to require majority voting for the election of Directors in non-contested elections:

For—	769,452,948
Against—	26,229,478
Abstain—	9,612,957

Proposal 4—Shareholder Proposal Relating to Reporting of Compliance with the Vendor Code of Conduct:

For—	44,137,783
Against—	577,410,160
Abstain—	98,363,731
Broker non-votes—	85,383,709

Item 6 Exhibits

Exhibit 3(a)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of New York on October 31, 2007 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on May 29, 2008.

Exhibit 3(b)—By-Laws of Registrant, as amended through May 22, 2008.

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

XEROX CORPORATION
(Registrant)

Date: July 31, 2008	By:	/S/ GARY R. KABURECK
Gary R. Kabureck
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit 3(a)—Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of New York on October 31, 2007 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on May 29, 2008.

Exhibit 3(b)—By-Laws of Registrant, as amended through May 22, 2008.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31—(a) Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(b) Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.