Form 10-Q
period 2008-09-30
XEROX CORP
filed 2008-10-27
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding at September 30, 2008
Common Stock, $1 par value	865,600,051 shares

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the risk that we will not realize all of the anticipated benefits from our 2007 acquisition of Global Imaging Systems, Inc.; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 and our 2007 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION

Form 10-Q

September 30, 2008

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Item 1

PART I—FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2008	2007	2008	2007
Revenues
Sales	$2,047	$2,030	$6,179	$5,713
Service, outsourcing and rentals	2,126	2,068	6,446	6,019
Finance income	197	204	613	614

Total Revenues	4,370	4,302	13,238	12,346

Costs and Expenses
Cost of sales	1,340	1,316	4,059	3,686
Cost of service, outsourcing and rentals	1,241	1,183	3,747	3,449
Equipment financing interest	75	79	234	236
Research, development and engineering expenses	228	233	672	674
Selling, administrative and general expenses	1,138	1,091	3,432	3,126
Restructuring and asset impairment charges	14	(3)	80	(7)
Provision for litigation, net	—	—	795	—
Other expenses, net	96	79	254	214

Total Costs and Expenses	4,132	3,978	13,273	11,378

Income (Loss) before Income Taxes and Equity Income	238	324	(35)	968
Income tax expense (benefit)	15	97	(172)	275
Equity in net income of unconsolidated affiliates	35	27	92	60

Net Income	$258	$254	$229	$753

Basic Earnings per Share	$0.30	$0.27	$0.26	$0.80
Diluted Earnings per Share	$0.29	$0.27	$0.25	$0.79

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$873	$1,099
Accounts receivable, net	2,504	2,457
Billed portion of finance receivables, net	282	304
Finance receivables, net	2,544	2,693
Inventories	1,376	1,305
Other current assets	1,170	682

Total current assets	8,749	8,540
Finance receivables due after one year, net	4,658	5,051
Equipment on operating leases, net	604	587
Land, buildings and equipment, net	1,515	1,587
Investments in affiliates, at equity	1,017	932
Intangible assets, net	625	621
Goodwill	3,446	3,448
Deferred tax assets, long-term	1,522	1,349
Other long-term assets	1,489	1,428

Total Assets	$23,625	$23,543

Liabilities and Shareholders’ Equity
Short-term debt and current portion of long-term debt	$1,457	$525
Accounts payable	1,303	1,367
Accrued compensation and benefits costs	608	673
Other current liabilities	2,229	1,512

Total current liabilities	5,597	4,077
Long-term debt	6,783	6,939
Liability to subsidiary trust issuing preferred securities	637	632
Pension and other benefit liabilities	973	1,115
Post-retirement medical benefits	1,381	1,396
Other long-term liabilities	752	796

Total Liabilities	16,123	14,955

Common stock, including additional paid-in-capital	3,393	4,096
Treasury stock, at cost	(91)	(31)
Retained earnings	5,378	5,288
Accumulated other comprehensive loss	(1,178)	(765)

Total Shareholders’ Equity	7,502	8,588

Total Liabilities and Shareholders’ Equity	$23,625	$23,543

Shares of common stock issued	872,442	919,013
Treasury stock	(6,842)	(1,836)

Shares of common stock outstanding	865,600	917,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net income	$258	$254	$229	$753
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	175	171	498	485
Provisions for receivables and inventory	65	48	173	142
Net gain on sales of businesses and assets	—	(1)	(22)	(5)
Undistributed equity in net income of unconsolidated affiliates	(31)	(25)	(60)	(43)
Stock-based compensation	26	27	66	62
Provision for litigation, net	—	—	795	—
Restructuring and asset impairment charges	14	(3)	80	(7)
Payments for restructurings	(33)	(61)	(92)	(195)
Contributions to pension benefit plans	(205)	(197)	(271)	(252)
Increase in accounts receivable and billed portion of finance receivables	(60)	(111)	(128)	(227)
Increase in inventories	(10)	(29)	(175)	(189)
Increase in equipment on operating leases	(81)	(84)	(242)	(229)
Decrease in finance receivables	99	50	319	270
Decrease in other current and long-term assets	24	22	18	76
Increase (decrease) in accounts payable and accrued compensation	94	150	(49)	77
(Decrease) increase in other current and long-term liabilities	(85)	19	(132)	(8)
Net change in income tax assets and liabilities	(15)	57	(302)	200
Net change in derivative assets and liabilities	(1)	(20)	9	(44)
Other, net	26	19	40	(5)

Net cash provided by operating activities	260	286	754	861

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(43)	(56)	(142)	(164)
Proceeds from sales of land, buildings and equipment	1	7	37	13
Cost of additions to internal use software	(42)	(29)	(102)	(83)
Acquisitions, net of cash acquired	(11)	(44)	(153)	(1,574)
Net change in escrow and other restricted investments	(266)	12	(403)	52
Other, net	5	19	57	137

Net cash used in investing activities	(356)	(91)	(706)	(1,619)

Cash Flows from Financing Activities:
Net debt payments on secured financings	(45)	(881)	(192)	(1,255)
Net cash proceeds on other debt	329	859	900	1,855
Common stock dividend payments	(37)	—	(116)	—
Proceeds from issuances of common stock	2	8	6	59
Excess tax benefits from stock-based compensation	1	3	2	21
Payments to acquire treasury stock, including fees	(92)	(212)	(804)	(501)
Repurchases related to stock-based compensation	—	—	(33)	—
Other	(5)	(3)	(14)	(18)

Net cash provided by (used in) financing activities	153	(226)	(251)	161

Effect of exchange rate changes on cash and cash equivalents	(27)	29	(23)	46

Increase (decrease) in cash and cash equivalents	30	(2)	(226)	(551)
Cash and cash equivalents at beginning of period	843	850	1,099	1,399

Cash and cash equivalents at end of period	$873	$848	$873	$848

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

For convenience and ease of reference, we refer to the financial statement caption “Income (Loss) before Income Taxes and Equity Income” as “pre-tax income.”

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 2-Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance and cash flows. The standard is effective for our fiscal year and interim periods beginning January 1, 2009, with early application encouraged. The principal impact from this standard will be to require us to expand our disclosures regarding our derivative instruments.

Business Combinations and Noncontrolling Interests:

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. As of September 30, 2008, we had approximately $118 in noncontrolling interests classified in other long-term liabilities. FAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

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

Fair Value Accounting:

We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”) on January 1, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. FAS 157 does not apply to fair value measurements for purposes of lease classification or measurement under SFAS No. 13 “Accounting for Leases”. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are still evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

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

The Production segment includes black-and-white products which operate at speeds over 90 pages per minute (“ppm”) excluding 95 ppm with an embedded controller and color products which operate at speeds over 40 ppm excluding 50, 60 and 70 ppm products with an embedded controller. Products include the Xerox iGen3® and iGen4™ digital color production press, Xerox Nuvera®, DocuTech®, DocuPrint® and DocuColor® families, as well as older technology light-lens products. These products are sold predominantly through direct sales channels to Fortune 1000, graphic arts, government, education and other public sector customers.

The Office segment includes black-and-white products which operate at speeds up to 90 ppm as well as 95 ppm with an embedded controller and color products up to 40 ppm as well as 50, 60 and 70 ppm products with an embedded controller. Products include the suite of CopyCentre®, WorkCentre®, WorkCentre Pro and Phaser® digital multifunction systems, DocuColor multifunction products, color laser, solid ink color printers and multifunction devices, monochrome laser desktop printers, digital and light-lens copiers and facsimile products and non-Xerox branded products with similar specifications. These products are sold through direct and indirect sales channels to global, national and mid-size commercial customers as well as government, education and other public sector customers. Approximately 75% of Global Imaging Systems’ (“GIS”) revenue is included in our Office segment representing those sales and services that align to our Office segment.

The segment classified as Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper sales), value-added services, Wide Format Systems, Xerox Technology Enterprises, royalty and licensing revenues, GIS network integration solutions and electronic presentation systems, equity net income and non-allocated Corporate items. The Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity income from Fuji Xerox and certain costs which have not been allocated to the Production and Office segments, including non-financing interest as well as other items included in other expenses, net.

Operating segment revenues and profitability for the three months ended September 30, 2008 and 2007 were as follows:

	Production	Office	Other	Total
2008
Total Segment revenues	$1,272	$2,446	$652	$4,370

Segment profit (loss)	$83	$260	$(46)	$297

2007
Total Segment revenues	$1,286	$2,384	$632	$4,302

Segment profit (loss)	$126	$259	$(25)	$360

Operating segment revenues and profitability for the nine months ended September 30, 2008 and 2007 were as follows:

	Production	Office	Other	Total
2008
Total Segment revenues	$3,880	$7,419	$1,939	$13,238

Segment profit (loss)	$271	$804	$(102)	$973

2007
Total Segment revenues	$3,761	$6,816	$1,769	$12,346

Segment profit (loss)	$356	$785	$(72)	$1,069

The following is a reconciliation to pre-tax income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total Segment profit	$297	$360	$973	$1,069
Reconciling items:
Restructuring and asset impairment charges	(14)	3	(80)	7
Provision for litigation, net	—	—	(795)	—
Restructuring charges of Fuji Xerox	(2)	(5)	(15)	(28)
Other	(8)	(7)	(26)	(20)
Equity in net income of unconsolidated affiliates	(35)	(27)	(92)	(60)

Pre-tax income	$238	$324	$(35)	$968

In the first quarter of 2008, we revised our segment reporting to integrate our former Developing Market Operations (“DMO”) segment into the Production, Office and Other segments. DMO is a collection of geographic regions which have matured to a level where we now manage them on the basis of products sold, consistent with our North American and European geographic regions. The following table provides segment revenue and operating profit for the 2007 quarterly periods reclassified to conform to our new reportable segments:

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Total
Segment Revenue:
Production	$1,194	$1,281	$1,286	$1,554	$5,315
Office	2,105	2,327	2,384	2,657	9,473
Other	537	600	632	671	2,440

Total	$3,836	$4,208	$4,302	$4,882	$17,228

Segment Profit / (Loss):
Production	$119	$111	$126	$206	$562
Office	259	267	259	330	1,115
Other	(16)	(31)	(25)	(17)	(89)

Total	$362	$347	$360	$519	$1,588

Note 4 – Acquisitions

Veenman B.V.:

In June 2008, we acquired Veenman B.V. (“Veenman”), expanding our reach into the small and mid-sized business market in Europe, for approximately $69 (€44 million) in cash, including transaction costs. Veenman is the Netherlands’ leading independent distributor of office printers, copiers and multifunction devices serving small and mid-size businesses. The operating results of Veenman are not material to our financial statements, and are included within our Office segment from the date of acquisition. The purchase price was primarily allocated to intangible assets and goodwill based on third-party valuations and management’s estimates which have not been finalized.

GIS Acquisitions:

In May 2008, GIS acquired Saxon Business Systems, an office equipment supplier in Florida, for approximately $69 in cash, including transaction costs, as well as two other similar businesses in 2008 for a total of $15 in cash. These acquisitions continue GIS’s development of a national network of office technology suppliers to serve its expanding base of small and mid-size businesses. The operating results of these acquired entities are not material to our financial statements, and are included within our Office segment from the date of acquisition. The purchase prices were primarily allocated to intangible assets and goodwill based on third-party valuations and management’s estimates which have not been finalized.

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

Note 5-Inventories

The following is a summary of Inventories by major category:

	September 30, 2008	December 31, 2007
Finished goods	$1,160	$1,099
Work-in-process	75	70
Raw materials	141	136

Total Inventories	$1,376	$1,305

Note 6-Investment in Fuji Xerox and Other Unconsolidated Affiliates

Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Fuji Xerox	$32	$25	$84	$55
Other investments	3	2	8	5

Total	$35	$27	$92	$60

Condensed financial data of Fuji Xerox was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Summary of Operations
Revenues	$2,716	$2,512	$8,420	$7,515
Costs and Expenses	2,512	2,334	7,785	7,104

Income before income taxes	204	178	635	411
Income taxes	78	70	244	159
Minorities’ interests	1	1	5	4

Net income	$125	$107	$386	$248

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. The nine months ended September 30, 2008 includes after-tax charges of $15 primarily related to pension settlements associated with Fuji Xerox’s 2007 restructuring. The nine months ended September 30, 2007 includes after-tax restructuring charges of $28.

Note 7-Restructuring Programs

Information related to restructuring program activity during the nine months ended September 30, 2008 is outlined below.

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance December 31, 2007	$71	$38	$109
Restructuring provision	81	4	85
Reversals of prior accruals	(5)	—	(5)

Net current period charges(1)	76	4	80
Charges against reserve and currency	(75)	(21)	(96)

Balance September 30, 2008	$72	$21	$93

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Charges to reserve, all programs	$(40)	$(56)	$(96)	$(186)
Asset impairments	—	—	—	1
Effects of foreign currency and other non-cash	7	(5)	4	(10)

Cash payments for restructurings	$(33)	$(61)	$(92)	$(195)

During 2008, we provided an additional net provision of $80 for ongoing restructuring programs predominantly consisting of severance and costs related to the elimination of approximately 1,500 positions, primarily in North America. About two-thirds of these restructuring charges are associated with initiatives focused on improving gross margin and the remainder is primarily focused on reducing general and administrative expenses.

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Production	$10	$(3)	$39	$(7)
Office	3	—	32	2
Other	1	—	9	(2)

Total net charges	$14	$(3)	$80	$(7)

We will recognize pre-tax restructuring charges of approximately $400 in the fourth quarter of 2008. The actions are expected to apply equally to both North America and Europe with about half focused on selling, administrative and general (SAG) expense reductions, about a third focused on gross margin improvements and the remainder focused on the optimization of research, development and engineering (R,D&E) investments.

Note 8-Debt

In September 2008, we issued $250 of zero coupon bonds in a private placement transaction. The bonds mature in 2023 and the final amount due at maturity is $709. The bonds are putable annually at the option of the bond holder beginning in September 2010.

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

In February 2008, we exercised our right under our $2 billion Credit Facility to request a one-year extension of the maturity date of the Credit Facility. Lenders representing approximately $1.4 billion (or approximately 70%) of commitments under the Credit Facility agreed to the extension and the portion represented by these Lenders now has a maturity date of April 30, 2013, with the remaining portion of the Credit Facility to mature on April 30, 2012.

Note 9-Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest expense(1)	$146	$154	$424	$439
Interest income(2)	205	216	642	657

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and the basis for that measurement:

	Total Fair Value Measurement September 30, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$57	$—	$57	$—

Derivative Liabilities	$31	$—	$31	$—

We utilize the income approach to measure fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices, and therefore are classified as Level 2.

Note 11-Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Retiree Health		Pension Benefits		Retiree Health
	2008	2007	2008	2007	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$53	$61	$4	$4	$160	$181	$12	$13
Interest cost	142	132	22	22	430	389	67	65
Expected return on plan assets	(164)	(153)	—	—	(495)	(453)	—	—
Recognized net actuarial loss	9	19	—	2	28	56	1	7
Amortization of prior service credit	(4)	(6)	(3)	(3)	(14)	(16)	(9)	(9)
Recognized settlement loss	6	4	—	—	17	16	—	—

Net periodic benefit cost	42	57	23	25	126	173	71	76

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of net prior service credit	5	6	3	3	15	16	9	9
Net actuarial losses	(15)	(23)	—	(2)	(45)	(72)	(1)	(7)

Total recognized in Other comprehensive income(1)	(10)	(17)	3	1	(30)	(56)	8	2

Total recognized in Net periodic benefit cost and Other comprehensive income	$32	$40	$26	$26	$96	$117	$79	$78

(1)	Amounts represent the pre-tax effect included within Other comprehensive income. The aggregate net of tax amounts were income of $6 and $16 for the three and nine months ended September 30, 2008, respectively, and are included as a component of “Other changes in plan assets and benefit obligations,” within the table in Note 12 – “Comprehensive income.”

Employer Contributions

As of September 30, 2008 contributions of $271 and $82 were made to our pension plans and our other post-retirement benefit plans, respectively. Currently we anticipate contributing an additional $33 to our pension plans and $26 to our other post-retirement benefit plans in 2008 for a total of $304 for pension plans and $108 for other post-retirement benefit plans. We disclosed in our 2007 Annual Report that we expected to contribute approximately $130 to our worldwide pension plans and approximately $100 to our other post-retirement benefit plans in 2008. The increase in expected 2008 defined benefit pension plan contributions is primarily due to our election to contribute $165 to our U.S. plans in September 2008 following a review of the January 2008 actuarial valuation results. The $165 contribution to the U.S. plans was made for the purpose of making those plans 100% funded as of the January 2008 measurement date on an estimated current liability basis under ERISA funding rules.

Retiree Health Benefits

As disclosed in our 2007 Annual Report, at December 31, 2007 the benefit obligation for all retiree health plans was $1,501. In the fourth quarter 2008 we amended our domestic retiree health benefit plan to eliminate the subsidy currently paid to current and future Medicare-eligible retirees effective January 1, 2010. The amendment will result in a net decrease of approximately $225 in the benefit obligation and a corresponding after-tax increase to shareholders equity. The amendment is also expected to decrease pre-tax net retiree health benefit expense by approximately $15 for the fourth quarter of 2008 and by an additional $50 for the full year 2009. Retiree health expense may also be impacted by other factors, including but not limited to changes in the discount rate and health care costs in the future.

Note 12-Shareholders’ Equity

	September 30, 2008	December 31, 2007
Common stock	$873	$920
Additional paid-in-capital	2,520	3,176
Treasury stock	(91)	(31)
Retained earnings	5,378	5,288
Accumulated other comprehensive loss	(1,178)	(765)

Total Shareholders’ Equity	$7,502	$8,588

We declared dividends of $39, $38 and $37 in the first, second and third quarters of 2008, respectively, or $114 for the nine months ended September 30, 2008. Additionally, we recorded opening retained earnings charges of $16 and $11 related to the adoption of the FAS 158 and EITF No. 06-10, respectively. Refer to Note 2 for further information.

Treasury Stock:

The following is a summary of the purchases of common stock made during the nine month period ending September 30, 2008 under our stock repurchase programs as described in Note 2 to Item 2(b) – Board Authorized Share Repurchase Programs of this report (shares in thousands):

	Total Authorized Repurchase Programs of $4,500**
	Shares	Amount
As of December 31, 2007	1,836	$31
Purchases	55,979	804*
Less cancellations	(50,973)	(744)

Treasury stock as of September 30, 2008	6,842	$91

*	Includes associated fees of $1.
**	Includes the July 2008 additional Board authorization of $1 billion for share repurchases.

Through September 30, 2008, we have repurchased a total of 193,230 shares at a cost of $2,937 (including associated fees of $4) under these stock repurchase programs. In October 2008, 6,842 repurchased shares were cancelled upon the Board of Directors’ approval and were recorded as a reduction to both Common stock of $7 and Additional paid-in-capital of $84.

Accumulated Other Comprehensive Loss (“AOCL”):

AOCL is composed of the following as of September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
Income (Loss):
Cumulative translation adjustments	$(484)	$(31)
Benefit plans net actuarial losses and prior service credits (includes our share of Fuji Xerox) (1)	(695)	(735)
Other unrealized gains	1	1

Total Accumulated Other Comprehensive Loss	$(1,178)	$(765)

(1)	Includes a credit of $5 related to adoption of the FAS 158 requirements regarding the change in measurement date – refer to Note 2 for further information.

Comprehensive (loss) income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$258	$254	$229	$753
Translation adjustments	(664)	242	(453)	445
Other changes in plan assets and benefit obligations(1)	54	(11)	35	(5)
Minimum pension liability	—	—	—	(44)
Other unrealized losses	—	(2)	—	(2)

Comprehensive (Loss) Income	$(352)	$483	$(189)	$1,147

(1)	The 2008 amounts include currency gains of $60 and $57 for the three and nine months ended September 30, 2008, respectively, as well as our share of Fuji Xerox benefit plan losses of $(11) and $(37) for the three and nine months ended September 30, 2008, respectively.

Note 13-Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic Earnings per Share:
Net Income	$258	$254	$229	$753

Weighted Average Common Shares Outstanding	870,849	932,217	891,032	938,729

Basic Earnings per Share	$0.30	$0.27	$0.26	$0.80

Diluted Earnings per Share:
Net Income	$258	$254	$229	$753
Interest on Convertible Securities, net	—	—	—	1

Adjusted net income available to common shareholders	$258	$254	$229	$754

Weighted Average Common Shares Outstanding	870,849	932,217	891,032	938,729
Common shares issuable with respect to:
Stock options	4,631	8,265	5,179	9,005
Restricted stock and performance shares	9,410	9,071	6,192	6,889
Convertible securities	1,992	1,992	—	1,992

Adjusted Weighted Average Common Shares Outstanding	886,882	951,545	902,403	956,615

Diluted Earnings per Share	$0.29	$0.27	$0.25	$0.79

Dividends per Common Share	$0.0425	$—	$0.1275	$—

Note 14-Contingencies

Brazil Tax and Labor Contingencies

Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of September 30, 2008, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to $1,036 with the change from December 31, 2007 balance of $1,130 primarily related to currency. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount disputed. As of September 30, 2008 we had $192 held in escrow cash deposits for matters we are disputing and there are liens on certain Brazilian assets with a net book value of $36 and additional letters of credit of $101. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Legal Matters

As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning securities law, intellectual property law, environmental law, employment law and the Employee Retirement Income Security Act (“ERISA”). We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. In the first quarter 2008, we recorded a pre-tax provision of $795 for the $670 preliminary court approved settlement of Carlson v. Xerox Corporation, et al. and reserves for other pending securities-related cases, net of expected insurance recoveries. As of October 1, 2008, Xerox paid in full its $670 contribution for the Carlson settlement amount into an escrow account.

Litigation Against the Company:

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action is a class action on behalf of all persons and entities who purchased Xerox Corporation common stock during the period October 22, 1998 through October 7, 1999 inclusive (“Class Period”) and who suffered a loss as a result of misrepresentations or omissions by Defendants as alleged by Plaintiffs (the “Class”). The Class alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock;

(ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refiling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius (“Agius”) and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. After that conference and Agius’s withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification. In April 2008, Defendants filed their response and motion to disqualify Milberg LLP as a lead counsel. On September 30, 2008, the Court entered an order certifying the class and denying the appointment of Milberg LLP as a lead counsel. The parties have filed motions to exclude certain expert testimony. Briefing with respect to those motions is complete. The Court has not yet rendered a decision. The individual defendants and we deny any wrongdoing and are vigorously defending the action. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) is pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. On September 11, 2002, the Court entered an endorsement order granting plaintiffs’ motion to file a third consolidated amended complaint. According to the third consolidated amended complaint, plaintiffs purport to bring this case as a class action on behalf of a class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). The third consolidated amended complaint sets forth two claims: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; and the other alleging that the individual defendants are also liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claim that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further allege that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the purported Class to purchase the Company’s common stock and bonds at artificially inflated prices, and prompted a SEC investigation that led to the April 11, 2002 settlement which, among other things, required the Company to pay a $10 penalty and restate its financials for the years 1997-2000 (including restatement of financials previously corrected in an earlier restatement which plaintiffs contend was improper). On March 27, 2008, the Court granted preliminary approval of an agreement to settle this case, pursuant to which the Company agreed to make cash payments totaling $670 and KPMG agreed to make cash payments totaling $80. The individual defendants and the Company do not admit any wrongdoing as a part of the settlement, which is subject to final court approval and other conditions. On September 22, 2008, plaintiffs filed their motion for the final approval of the settlement, including an award of attorneys’ fees and expenses. As required by Rule 23(e) of the Federal Rules of Civil Procedure, the Court conducted a settlement fairness hearing on October 7, 2008. The Court has not yet rendered a decision.

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Four additional class actions were subsequently filed, and the five actions were consolidated as In Re Xerox Corporation ERISA Litigation. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint

Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint alleges that the defendants breached their fiduciary duties under ERISA to protect the Plan’s assets and act in the interest of Plan participants. Specifically, plaintiffs allege that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. In 2007, the Court ruled on defendants’ motion to dismiss the complaint for failure to state claim, granting it in part and denying it in part, and giving the plaintiffs an opportunity to replead. The plaintiffs subsequently filed a Second Consolidated Amended Complaint, alleging that some or all defendants breached their ERISA fiduciary duties during 1997-2002 by (1) maintaining the Xerox Stock Fund as an investment option under the Plan; (2) failing to monitor the conduct of Plan fiduciaries; and (3) misleading Plan participants about Xerox stock as an investment option under the Plans. The complaint does not specify the amount of damages sought, but demands that the losses to the Plans be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. In July 2007, Defendants answered the complaint and also filed a partial motion to dismiss. Subsequently in 2007, the plaintiffs filed their motion for class certification and filed their opposition to defendants’ partial motion to dismiss. In March 2008 the Court denied plaintiffs’ motion for class certification, without prejudice against re-filing, and also denied most of defendants’ partial motion to dismiss. On July 1, 2008, plaintiffs refiled their class certification motion and also filed a Third Consolidated Amended Complaint. The defendants filed their answer to the latest complaint on July 15, 2008 and their opposition to class certification on September 5, 2008. The Company and the other defendants deny any wrongdoing and will continue to vigorously defend the action. Discovery in the case is ongoing. We periodically engage in discussions with plaintiffs’ counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Digwamaje et al. v. IBM et al.: A purported class action was filed in the United States District Court for the Southern District of New York on September 27, 2002. Service of the complaint on the Company was deemed effective as of December 6, 2002. The purported class includes all persons who lived in South Africa at any time from 1948 until the present and purportedly suffered damages as a result of human rights violations and crimes against humanity through the system of apartheid. The defendants include the Company and a number of other corporate defendants who are accused of providing material assistance to the apartheid government in South Africa from 1948 to 1994, by engaging in commerce in South Africa and with the South African government and by employing forced labor, thereby violating both international and common law. Specifically, plaintiffs claim violations of the Alien Tort Claims Act, the Torture Victims Protection Act and RICO. They also assert human rights violations and crimes against humanity. Plaintiffs seek compensatory damages in excess of $200 billion and punitive damages in excess of $200 billion. In November 2004, the Court granted Xerox’s motion to dismiss. In 2005, the Court amended its November 2004 order, which dismissed the action, so as to render the order appealable and plaintiffs filed a new appeal on May 3, 2005. In 2007, the United States Court of Appeals affirmed the dismissal of the claims asserted under the Torture Victim Protection Act, vacated the dismissal of the claims asserted under the Alien Tort Claims Act and remanded those claims to the District Court for further proceedings. In January 2008, defendants-appellees filed a petition for a writ of certiorari in the Supreme Court of the United States, seeking review of the Second Circuit’s October 2007 opinion. On May 12, 2008, the Supreme Court, lacking a quorum due to the recusal of four justices, affirmed the decision of the Second Circuit pursuant to 28 U.S.C. Section 2109. That section requires the Court to enter an order affirming a Court of Appeals decision when a quorum is not available to hear the case. The case proceeds in the District Court. Plaintiffs must file their amended complaint by October 27, 2008. Xerox denies any wrongdoing and is vigorously defending the action. Based upon the present stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from this matter.

Arbitration between MPI Technologies, Inc. and MPI Tech S.A. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced in January 2005, MPI Technologies, Inc. and MPI Tech S.A. (collectively “MPI”) sought damages from the Company and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. In September 2005, the arbitration panel rendered its decision, holding in part that the Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. In December 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest resulting in an award of $13 for pre- and post-judgment interest. In 2006, Xerox’s application for judicial review of the award, seeking to have the award set aside in its entirety, was denied by the Ontario Superior Court in Toronto and Xerox released all monies and software it had placed in escrow. In January 2007, Xerox and XCL served an arbitration claim against MPI seeking a declaratory award concerning the preclusive effect of the remedy awarded by the prior arbitration panel. In March 2007, MPI delivered to Xerox a statement of defense and counterclaim in response to Xerox’s arbitration claim. MPI claims entitlement to an unspecified amount of damages for royalties. In addition, MPI claims damages of $50 for alleged “misuse” of its licensed software by Xerox after December 2006. MPI also claims entitlement to unspecified amounts of pre and post-judgment interest and its costs of the arbitration. A panel of three arbitrators has been appointed to hear the dispute. The panel heard oral arguments relating to preliminary dispositive motions on May 20-21, 2008. The panel’s decision was released on August 28, 2008, in which the panel determined that MPI is precluded from advancing certain claims to royalties in respect of Xerox’s Version 8 software and its derivatives, but that certain other claims being advanced by MPI are not precluded. The parties are considering how to best address the claims that remain as a result of this decision. In the course of litigation, we periodically engage in discussions with MPI’s counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs. Based on the present stage of the proceeding, it is not possible to estimate the amount of any material loss or range of material loss that might result from any of the claims advanced in such counterclaim.

Warren, et al. v. Xerox Corporation: On March 11, 2004, the United States District Court for the Eastern District of New York entered an order certifying a nationwide class of all black salespersons employed by Xerox from February 1, 1997 to the present under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1871. The suit was commenced on May 9, 2001 by six black sales representatives. The plaintiffs alleged that Xerox had engaged in a pattern or practice of race discrimination against them and other black sales representatives by assigning them to less desirable sales territories, denying them promotional opportunities, and paying them less than their white counterparts. Although the complaint did not specify the amount of damages sought, plaintiffs sought, on behalf of themselves and the classes they seek to represent, front and back pay, compensatory and punitive damages, and attorneys’ fees. A settlement agreement was reached, the terms of which are not material to Xerox. On September 22, 2008, an Order and Judgment of Final Approval of the Settlement was entered. Following entry of this Judgment, the named plaintiffs filed a motion for reconsideration with respect to the amount of incentive awards granted to them. This motion was denied by the Court, and the named plaintiffs are contemplating filing an appeal from this portion of the Judgment. The Company denies any wrongdoing as part of the settlement.

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

On November 17, 2005, Xerox India Ltd. filed its reply with the Ministry of Company Affairs (or “MCA”). Xerox sent copies of the reply to the SEC and DOJ in the United States. In its reply, Xerox India Ltd. argued that the alleged violations of Indian Company Law by means of alleged improper payments and alleged defaults/failures of the Xerox India Ltd. board of directors were generally unsubstantiated and without any basis in law. Further, Xerox India Ltd. stated that the Report’s findings of other alleged violations were unsubstantiated and unproven. The MCA will consider our reply and will let us know their conclusions. There is the possibility of fines or criminal penalties if conclusive proof of wrongdoing is found. We have told the MCA that Xerox’s conduct in voluntarily disclosing the initial information and readily and willingly submitting to investigation, coupled with the non-availability of earlier records, warrants complete closure and early settlement. In January 2006, we learned that the MCA had issued a “Show Cause Notice” to certain former executives of Xerox India Ltd. seeking a response to allegations of potential violations of the Indian Companies Act. We also learned that Xerox India Ltd. had received a formal Notice of Enquiry from the Indian Monopolies & Restrictive Trade Practices Commission (“MRTP Commission”) alleging that Xerox India Ltd. committed unfair trading practices arising from the events described in the Report. Xerox India Ltd. filed its reply to the Notice of Enquiry and the investigating officer subsequently filed his response to our reply. At a hearing in August 2007, Xerox India Ltd. argued that the Enquiry is not maintainable under the Commission’s jurisdiction. The issue of maintainability of the Notice of Enquiry has been framed as the preliminary issue to be decided by the Commission at the next hearing, scheduled for November 17, 2008. Our Indian subsidiary plans to contest the Notice of Enquiry and has been fully cooperating with the authorities.

Note 15-Subsequent Events

Effective as of October 27, 2008 we amended our $2.0 billion Credit Facility. This amendment, with affiliates of Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and a group of lenders, permanently increases the permitted leverage ratio (debt/consolidated EBITDA) to 3.75x. The amendment includes a re-pricing of the Credit Facility such that borrowings will bear interest at LIBOR plus an all-in spread that will vary between 1.25% and 4.00% subject to our credit rating and our percentage utilization of the facility, in each case, at the time of borrowing. Based upon our current credit rating and utilization, the all-in spread is 1.75%.

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

To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. dollars on revenue and expenses. We refer to this analysis as “currency impact” or “the impact from currency.” This includes translating the most recent financial results of operations using foreign currency of the earliest period presented. Currencies for our developing market countries (Latin America, Brazil, the Middle East, India, Eurasia and Central-Eastern Europe) are reflected at actual exchange rates for all periods presented, because these countries generally have changeable currency and inflationary environments, and our operations in these countries have historically implemented pricing actions to recover the impact of inflation and devaluation. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.

Summary Results

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2008	2007	Change	2008	2007	Change
Equipment sales	$1,125	$1,156	(3)%	$3,383	$3,228	5%
Post sale revenue(1)	3,245	3,146	3%	9,855	9,118	8%

Total Revenue	$4,370	$4,302	2%	$13,238	$12,346	7%

Reconciliation to Condensed Consolidated Statements of Income

Sales	$2,047	$2,030		$6,179	$5,713
Less: Supplies, paper and other sales	(922)	(874)		(2,796)	(2,485)

Equipment sales	$1,125	$1,156		$3,383	$3,228

Service, outsourcing and rentals	$2,126	$2,068		$6,446	$6,019
Finance income	197	204		613	614
Add: Supplies, paper and other sales	922	874		2,796	2,485

Post sale revenue	$3,245	$3,146		$9,855	$9,118

Memo: Color(2)	$1,636	$1,564	5%	$4,938	$4,517	9%

Third quarter 2008 total revenues grew 2% compared to the third quarter 2007. Currency had a 2-percentage point positive impact on total revenues in the quarter. Total revenues included the following:

•

3% increase in post sale revenue, with a 1-percentage point benefit from currency. Growth in GIS, color products and document management services offset declines in high-volume black-and-white printing systems, black-and-white multifunction devices and weakness in U.S. enterprise accounts. The components of post sale revenue increased as follows:

¡	3% increase in service, outsourcing and rentals revenue to $2,126 million, reflecting growth in document management services and rental revenue.

¡	Supplies, paper and other sales of $922 million grew 5% year-over-year, primarily due to growth in supplies and paper sales.
•

3% decrease in equipment sales revenue, with a 1-percentage point benefit from currency. Growth in install activity was offset by overall price declines of between 5% and 10% as well as product mix. More than two-thirds of the third quarter 2008 equipment sales were generated from products launched in the past 24 months.

•	5% growth in color revenue(2). Color revenue of $1,636 million comprised 40% of total revenue in the third quarter 2008, excluding GIS, compared to 39% in the third quarter 2007(3), reflecting:
¡	10% growth in color post sale revenue. Color represented 37% of post sale revenue in the third quarter 2008, excluding GIS, versus 35% in the third quarter 2007(3).
¡

Color equipment sales revenue declined 6%. Color sales represented 50% of total equipment sales in the third quarter 2008, excluding GIS, versus 51% of total equipment sales in the third quarter 2007(3).

¡	Color revenue growth moderated in third quarter 2008 due to weakness in the U.S.

Total revenue for the nine months ended September 30, 2008, grew 7% compared to the prior year period, or 4% when including GIS in our 2007 results(4). Currency had a 3-percentage point positive impact on total revenues. Total revenues included the following:

•

8% increase in post sale revenue, or 6% including GIS in our 2007 results(4). This included a 3-percentage point benefit from currency. Growth in GIS, color products and document management services offset declines in high-volume black-and-white printing systems, black-and-white multifunction devices and light lens product revenue. The components of post sale revenue increased as follows:

¡	7% increase in service, outsourcing and rentals revenue to $6,446 million reflected the inclusion of GIS, growth in document management services and technical service revenue.
¡	Supplies, paper and other sales of $2,796 million grew 13% year-over-year due to the inclusion of GIS as well as growth in color supplies and paper sales.
•

5% increase in equipment sales revenue, with a 4-percentage point benefit from currency. When including GIS in our 2007 results (4), equipment sales revenue decreased 1%, with a 3-percentage point benefit from currency. Growth in install activity was offset by overall price declines between 5% and 10% as well as product mix.

•

9% growth in color revenue(2). Color revenue of $4,938 million comprised 40% of total revenue during the nine months ended September 30, 2008, excluding GIS, compared to 38% during the nine months ended September 30, 2007(3), reflecting:

¡	14% growth in color post sale revenue. Color represented 37% of post sale revenue during the nine months ended September 30, 2008, excluding GIS, compared to 34% in the prior year period(3).
¡

Color equipment sales revenue declined 1%. Color sales represented 50% of total equipment sales during the nine months ended September 30, 2008, excluding GIS, compared to 49% of total equipment sales during the nine months ended September 30, 2007(3).

Net Income

Third quarter 2008 net income of $258 million, or $0.29 per diluted share, included a benefit of $41 million, or $0.04 per diluted share, from the settlement of certain previously unrecognized tax benefits and an after-tax net restructuring charge of $9 million ($14 million pre-tax), or $0.01 per diluted share.

Third quarter 2007 net income was $254 million, or $0.27 per diluted share.

Total net income for the nine months ended September 30, 2008 was $229 million, or $0.25 per diluted share and included a benefit of $41 million, or $0.04 per diluted share, from the settlement of certain previously unrecognized tax benefits; an after-tax charge of $491 million ($795 million pre-tax), or $0.54 per diluted share, associated with securities-related litigation matters; and an after-tax charge of $52 million ($77 million pre-tax), or $0.06 per diluted share for second and third quarter 2008 restructurings.

Total net income for the nine months ended September 30, 2007 was $753 million, or $0.79 per diluted share.

(1)

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

(2)	Color revenues represent a subset of total revenues and exclude GIS revenues.

(3)

For the three and nine months ended September 30, 2008, total color, color post sale and color equipment sales revenue comprised 37%, 35% and 44%, respectively, and 37%, 35% and 43%, respectively, if calculated on total, total post sale and total equipment sales revenues, including GIS. GIS is excluded from the color information presented, as the breakout of the information required to make this computation for all periods is not available.

(4)

The impact from GIS reflects the revenue growth year-over-year after including GIS’s results for the nine month period ended September 30, 2007 on a pro forma basis. See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP measure.

Operations Review

	Three Months Ended September 30,
(in millions)	Production	Office	Other	Total
2008
Equipment sales	$298	$766	$61	$1,125
Post sale revenue	974	1,680	591	3,245

Total Revenue	$1,272	$2,446	$652	$4,370

Operating Profit (Loss)	$83	$260	$(46)	$297

Operating Margin	6.5%	10.6%	(7.1)%	6.8%

2007
Equipment sales	$329	$759	$68	$1,156
Post sale revenue	957	1,625	564	3,146

Total Revenue	$1,286	$2,384	$632	$4,302

Operating Profit (Loss)	$126	$259	$(25)	$360

Operating Margin	9.8%	10.9%	(4.0)%	8.4%

	Nine Months Ended September 30,
(in millions)	Production	Office	Other	Total
2008
Equipment sales	$898	$2,297	$188	$3,383
Post sale revenue	2,982	5,122	1,751	9,855

Total Revenue	$3,880	$7,419	$1,939	$13,238

Operating Profit (Loss)	$271	$804	$(102)	$973

Operating Margin	7.0%	10.8%	(5.3)%	7.4%

2007
Equipment sales	$957	$2,102	$169	$3,228
Post sale revenue	2,804	4,714	1,600	9,118

Total Revenue	$3,761	$6,816	$1,769	$12,346

Operating Profit (Loss)	$356	$785	$(72)	$1,069

Operating Margin	9.5%	11.5%	(4.1)%	8.7%

Refer to Note 3 – Segment Reporting for the reconciliation of Segment Operating Profit to Pre-tax Income.

In 2008 we revised our segment reporting to integrate the Developing Markets Operations (“DMO”) into the Production, Office and Other segments. DMO is a geographic region that has matured to a level where we now manage it on the basis of products sold, consistent with our North American and European geographic regions. Refer to Note 3 - Segment Reporting for DMO’s results.

Notes:

•	Approximately 75% of GIS revenue is included in the Office segment representing those sales and services that align to our Office segment, and 25% is in the Other segment.
•	Install activity percentages include the Xerox-branded product shipments to GIS.

Production

Revenue

Third quarter 2008 Production revenue of $1,272 million decreased 1%, including a 2-percentage point benefit from currency, reflecting:

•	2% increase in post sale revenue as growth from color, continuous feed and light production products offset declines in revenue from black-and-white high-volume printing systems.
•	9% decline in equipment sales revenue, reflecting declines in black-and-white production and color production systems, driven in part by weakness in the U.S.
•	4% increase in installs of production color products driven by Xerox 700 and iGen4TM activity.
•

11% decline in installs of production black-and-white systems driven by declines in installs of light production and high-volume production printing systems partially offset by continuous feed systems install growth.

Production revenue for the nine months ended September 30, 2008 of $3,880 million increased 3%, including a 4-percentage point benefit from currency, reflecting:

•

6% increase in post sale revenue as growth from color, continuous feed and light production products offset declines in revenue from black-and-white high-volume printing systems and light lens devices.

•	6% decline in equipment sales revenue, reflecting declines in black-and-white production and color production systems, driven in part by weakness in the U.S., particularly in the third quarter 2008.
•	1% decline in installs of production color products driven in part by the timing of new product introductions.
•	4% decline in installs of production black-and-white systems driven primarily by declines in installs of light production systems.

Operating Profit

Third quarter 2008 Production profit of $83 million decreased $43 million from third quarter 2007 due to lower gross profit flow-through from the decline of equipment sales revenue and increased SAG expenses.

Production profit for the nine months ended September 30, 2008 of $271 million decreased $85 million from the nine months ended September 30, 2007, as higher revenue was offset by lower gross margins and increased SAG expenses including sales coverage investments and spending associated with the drupa trade show.

Office

Revenue

Third quarter 2008 Office revenue of $2,446 million increased 3%, including a 2-percentage point benefit from currency, as well as our expansion in the SMB market. Revenue for the third quarter reflects:

•

3% increase in post sale revenue, with a 1-percentage point benefit from currency. This reflects growth in GIS, color multifunction devices and color printers offsetting declines in black-and-white devices.

•

1% increase in equipment sales revenue, with a 1-percentage point benefit from currency. This reflects growth from GIS and developing markets, partially offset by price declines, product mix and weakness in enterprise accounts in the U.S.

•	23% color multifunction device install growth led by strong demand for Xerox WorkCentre® and Phaser® products.

•

15% increase in installs of black-and-white copiers and multifunction devices, including 16% growth in Segment 1&2 products (11-30 ppm) and 9% growth in Segment 3-5 products (31-90 ppm). Segment 3-5 installs include the Xerox 4595, a 95 ppm device with an embedded controller.

•	2% increase in color printer installs.

Office revenue for the nine months ended September 30, 2008 of $7,419 million increased 9%, including a 3-percentage point benefit from currency, reflecting:

•	9% increase in post sale revenue, reflecting the inclusion of GIS, as well as growth from color multifunction devices and printers partially offset by declines in black-and-white digital devices.
•

9% increase in equipment sales revenue, reflecting the inclusion of GIS as well as growth from color digital products which more than offset declines from black-and-white devices primarily due to price declines and product mix.

•	32% color multifunction device install growth led by strong demand for Xerox WorkCentre® and Phaser® products.
•

19% increase in installs of black-and-white copiers and multifunction devices, including 21% growth in Segment 1&2 products (11-30 ppm) and 6% growth in Segment 3-5 products (31-90 ppm). Segment 3-5 installs include the Xerox 4595, a 95 ppm device with an embedded controller.

•	15% increase in color printer installs.

Operating Profit

Third quarter 2008 Office profit of $260 million increased $1 million from third quarter 2007 as higher gross profit was offset by increased SAG expenses.

Office profit for the nine months ended September 30, 2008 of $804 million increased $19 million from the nine months ended September 30, 2007 primarily as a result of the inclusion of GIS as higher gross profit was offset by increased SAG expenses.

Other

Revenue

Third quarter 2008 Other segment revenue of $652 million increased 3%, including a 1-percentage point benefit from currency, reflecting growth in value-added services, GIS, as well as increased paper revenue.

Other segment revenue for the nine months ended September 30, 2008 of $1,939 million increased 10%, including a 3-percentage point benefit from currency, primarily reflecting the inclusion of GIS and increased paper revenue.

Paper comprised approximately half of the Other segment revenue for the three and nine months ended September 30, 2008.

Operating Profit

Third quarter 2008 Other segment loss of $46 million increased $21 million from third quarter 2007, due to higher foreign exchange losses and lower gross profit from paper sales, partially offset by higher equity income and value-added services.

Other segment loss for the nine months ended September 30, 2008 of $102 million increased $30 million from the comparable 2007 period, primarily due to higher foreign exchange losses and lower wide format profit partially offset by increased equity income.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Sales	34.5%	35.2%	(0.7) pts	34.3%	35.5%	(1.2) pts
Service, outsourcing and rentals	41.6%	42.8%	(1.2) pts	41.9%	42.7%	(0.8) pts
Financing income	61.9%	61.3%	0.6 pts	61.8%	61.6%	0.2 pts
Total Gross Margin	39.2%	40.1%	(0.9) pts	39.3%	40.3%	(1.0) pts

Total gross margin decreased 0.9-percentage points and 1.0-percentage points, respectively, for the three and nine months ended September 30, 2008, as compared to the 2007 comparable periods due primarily to price declines and a higher proportion of revenue from lower margin channels and products as well as document management services. These unfavorable impacts in the three and nine month periods were partially offset by a 0.3-percentage point and 0.1-percentage point benefit, respectively, resulting from a favorable adjustment related to European product disposal costs.

Sales gross margin decreased 0.7-percentage points and 1.2-percentage points, respectively, for the three and nine months ended September 30, 2008, as compared to the 2007 comparable periods primarily due to the approximately 2.5-percentage point impact of price declines as well as channel and product mix, partially offset by cost improvements and other variances including the favorable adjustment related to European product disposal costs.

Service, outsourcing and rentals margin decreased 1.2-percentage points and 0.8-percentage points, respectively, for the three and nine months ended September 30, 2008, as compared to the 2007 comparable periods, driven by price declines and mix of approximately 2.0-percentage points, partially offset by cost improvements. Mix primarily reflects margin pressure from document management services.

Research, Development and Engineering Expenses (“R,D&E”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
R,D&E % Revenue	5.2%	5.4%	(0.2) pts	5.1%	5.5%	(0.4) pts

R,D&E of $228 million and $672 million for the three and nine months ended September 30, 2008, was $5 million lower and $2 million lower, respectively, than the prior year comparable periods. R&D of $196 million and $570 million for the three and nine months ended September 30, 2008 increased $1 million and $6 million, respectively, from the prior year comparable periods. Sustaining engineering costs of $32 million and $102 million for the three and nine months ended September 30, 2008 decreased $6 million and $8 million, respectively, from prior year comparable periods. R,D&E as a percentage of revenue declined 0.2-percentage points and 0.4-percentage points for the three and nine months ended September 30, 2008, as we leveraged our current R,D&E investments to support GIS operations.

We invest in technological development, particularly in color, and believe our R&D spending is sufficient to remain technologically competitive. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
SAG % Revenue	26.0%	25.4%	0.6 pts	25.9%	25.3%	0.6 pts

SAG expenses of $1,138 million in the third quarter 2008 were $47 million higher than the third quarter 2007, including a $10 million negative impact from currency. The SAG expense increase reflected the following:

•	$24 million increase in selling expenses, reflecting unfavorable currency and investments in selling resources.
•	$6 million increase in general and administrative expenses, reflecting unfavorable currency.
•

$17 million increase in bad debt expenses to $45 million reflecting recent write-off level increases, however, as a percentage of revenue this has remained comparable with the prior year-end at approximately 1-percent.

SAG expenses of $3,432 million for the nine months ended September 30, 2008 were $306 million higher than the nine months ended September 30, 2007, reflecting $137 million from the inclusion of GIS, as well as an $80 million negative impact from currency. The SAG expense increase reflected the following:

•

$157 million increase in selling expenses primarily from the inclusion of GIS, as well as unfavorable currency, and investments in selling resources and marketing communications including spending associated with the drupa trade show.

•	$135 million increase in general and administrative expenses primarily from the inclusion of GIS, as well as unfavorable currency and additional 2007 compensation expense.
•	$14 million increase in bad debt expenses to $107 million. Bad debt expense as a percent of total revenues in 2008 is comparable to the prior year at about 1-percent.

Restructuring Charges

During the third quarter 2008, we recorded $14 million of net restructuring charges, predominantly in the U.S. related to headcount reductions of approximately 300. The restructuring reserve balance as of September 30, 2008 for all programs was $93 million, of which approximately $74 million is expected to be spent over the next twelve months.

In connection with our objective to reduce costs on a global basis, we will recognize pre-tax restructuring charges of approximately $400 million in the fourth quarter of 2008. The actions are expected to apply equally to both North America and Europe with about half focused on SAG expense reductions, about a third focused on gross margin improvements and the remainder focused on the optimization of R,D&E investments.

Focus areas for the expected actions include the following:

•	Improving efficiency and effectiveness of infrastructure including: Marketing, Finance, HR & Training.
•	Capturing efficiencies in technical services, managed services and supply chain & manufacturing infrastructure.
•	Optimizing development and engineering resources.

Worldwide Employment

Worldwide employment of 57,400 at September 30, 2008 is at the same level as year-end 2007 as additional headcount associated with acquisitions and additional sales resources has been offset by reductions associated with restructuring actions.

Provision for Litigation, Net

The litigation provision recorded in the first quarter 2008, of $795 million, reflected the $670 million preliminary court approved settlement of Carlson v. Xerox Corporation and other pending securities-related cases, net of expected insurance recoveries.

Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Non-financing interest expense	$ 71	$ 75	$ 190	$ 203
Interest income	(8)	(12)	(29)	(43)
Gains on sales of businesses and assets	—	(1)	(22)	(5)
Currency losses (gains), net	9	(8)	30	(6)
Amortization of intangible assets	14	13	40	29
Legal matters	—	(1)	7	—
Other, net	10	13	38	36

Total	$ 96	$ 79	$ 254	$ 214

Non-Financing Interest Expense

Non-financing interest expense for the three and nine months ended September 30, 2008 of $71 million and $190 million, was $4 million and $13 million lower, respectively, than prior year comparable periods, reflecting the benefit of lower interest rates partially offset by higher average debt balances.

Interest Income

Interest income for the three and nine months ended September 30, 2008 of $8 million and $29 million, decreased $4 million and $14 million, respectively, compared to prior year comparable periods, reflecting lower average cash balances and rates of return.

Gains on Sales of Businesses and Assets

Gains during the nine months ended September 30, 2008 are primarily due to the sale of certain surplus facilities in Latin America in the first six months of 2008.

Currency Losses, Net

2008 net currency losses during the first nine months of 2008 of $30 million, compared to net currency gains of $6 million in 2007, resulting in a $36 million year over year unfavorable variance. The 2008 losses reflect the following:

•

Third quarter 2008 net currency losses of $9 million were primarily due to net re-measurement losses associated with our foreign currency denominated assets and liabilities in our developing market units as well as the cost of hedging.

•	First quarter 2008 net currency losses of $19 million primarily due to losses associated with the significant and rapid weakening of the U.S. Dollar and Euro as compared to the Yen in that quarter.

Amortization of Intangible Assets

Amortization of intangible assets for the three and nine months ended September 30, 2008 of $14 million and $40 million was $1 million and $11 million higher than prior year comparable periods, respectively, primarily due to the amortization of intangible assets associated with our GIS acquisition.

Legal Matters

Litigation expense of $7 million for the nine months ended September 30, 2008 was related to probable losses on various legal matters.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Income tax expense (benefit)	$ 15	$ 97	$ (82)	$ (172)	$ 275	$ (447)
Effective tax rate	6.3%	29.9%	(23.6) pts	491.4%	28.4%	* pts

*	Change not meaningful.

The third quarter 2008 effective tax rate was 6.3% and included a 17.9% benefit from the settlement of certain previously unrecognized tax benefits and the tax effect of the third quarter restructuring charges. Excluding these items, the adjusted effective tax rate was 24.2%(5) as compared to 29.9% in the third quarter 2007. This rate was lower than the U.S. statutory tax rate, primarily reflecting the benefit to taxes from the geographical mix of income before taxes and the related tax rates in those jurisdictions and the utilization of foreign tax credits.

The effective tax rate for the nine months ended September 30, 2008 of 491.4% included a 467.7% benefit from the tax effects of the net provision for securities-related litigation matters, the second and third quarter 2008 restructuring charges and the tax benefits from certain previously unrecognized tax benefits. Excluding these items, the adjusted effective tax rate was 23.7%(5), which was lower than the U.S. statutory tax rate primarily due to the net tax benefits from the resolution and re-measurement of certain unrecognized tax positions as well as the utilization of foreign tax credits and the geographical mix of income before taxes and the related tax rates in those jurisdictions.

The effective tax rates for the three and nine months ended September 30, 2007 of 29.9% and 28.4% were lower than the U.S. statutory tax rate of 35.0% primarily reflecting tax benefits from the utilization of foreign tax credits and the geographical mix of income before taxes and the related effective tax rates in those jurisdictions, partially offset by changes in tax law.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the geographical mix of income and the related tax rates in those jurisdictions, and available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the fourth quarter of 2008 will approximate 25%, excluding the effects of any future discrete events.

(5)  See the “Non-GAAP Measure” section for additional information.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates of $35 million and $92 million for the three and nine months ended September 30, 2008 increased $8 million and $32 million compared to the 2007 comparable periods, respectively, reflecting our 25% share of Fuji Xerox’s higher net income as well as favorable currency. 2007 results included charges of $28 million related to our share of Fuji Xerox’s restructuring while 2008 included charges of $15 million primarily related to pension settlements.

Management’s Assessment – Economic Environment

We have an annuity-based business model, currently representing more than 70 percent of the Company’s revenue. This provides a significant degree of stability to our revenue, profits and cash flow. However, the current economic environment did effect equipment sales to large enterprises, especially in the U.S. and to some extent in the U.K. In addition, revenues from high volume production systems were adversely impacted by the economic weakness. Strong demand continued for products sold to small and mid-size businesses, primarily sold through Global Imaging Systems, and for countries in our developing markets.

Changes in our revenue mix – both from a geographic and product line perspective – have reduced our gross profit margins. This, combined with uncertain economic conditions, has caused us to accelerate actions to adjust our cost and expense profile. Accordingly, we will recognize a pre-tax restructuring charge of approximately $400 million in the fourth quarter 2008 in order to reduce our cost base, providing us increased flexibility in our business and in this unpredictable economy. See “Restructuring Charges” for additional information.

Capital Resources and Liquidity

The following table summarizes our cash and cash equivalents for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
(in millions)	2008	2007	Change
Net cash provided by operating activities	$ 754	$ 861	$ (107)
Net cash used in investing activities	(706)	(1,619)	913
Net cash (used in) provided by financing activities	(251)	161	(412)
Effect of exchange rate changes on cash and cash equivalents	(23)	46	(69)

Decrease in cash and cash equivalents	(226)	(551)	325
Cash and cash equivalents at beginning of period	1,099	1,399	(300)

Cash and cash equivalents at end of period	$ 873	$ 848	$ 25

Cash Flows from Operating Activities

Net cash provided by operating activities was $754 million for the nine months ended September 30, 2008. The $107 million decrease in cash from the nine months ended September 30, 2007 was primarily due to the following:

•	$121 million decrease in pretax income before restructuring and provision for litigation.
•	$126 million decrease primarily due to lower accounts payable related to the timing of payments and purchases.
•	$75 million decrease associated with changes in benefits and other accruals.

•	$53 million decrease due to higher net income tax payments, primarily resulting from the absence of prior year tax refunds.
•	$103 million increase due to lower restructuring payments resulting from a lower level of restructuring activity during the preceding twelve months.
•	$99 million increase due to improved collection performance of trade receivables.
•	$49 million increase due to higher net run-off of finance receivables from lower originations reflecting changes in channel mix.

Cash Flows from Investing Activities

Net cash used in investing activities was $706 million for the nine months ended September 30, 2008. The $913 million increase in cash from the nine months ended September 30, 2007 was primarily due to the following:

•

$1,421 million increase due to less cash used for acquisitions in 2008. Current year acquisitions included $149 million for Veenman B.V., Saxon Business Systems and Sierra Office Solutions, as compared to $1,557 million for GIS and its additional acquisitions in the prior year comparable period.

•	$455 million decrease due to higher escrow and other restricted investments, primarily resulting from funding of the escrow account for the previously disclosed Carlson litigation settlement.

Cash Flows from Financing Activities

Net cash used in financing activities was $251 million for the nine months ended September 30, 2008. The $412 million decrease in cash from the nine months ended September 30, 2007 was primarily due to the following:

•

$955 million decrease from lower net cash proceeds from unsecured debt. 2008 reflects the issuance of $1.4 billion in Senior Notes, $250 million from a private placement borrowing and net payments of $352 million on the Credit Facility, as well as net payments of $398 million on other debt. 2007 reflects the issuance of $1.1 billion Senior Notes, $400 million from private placement borrowings and net proceeds of $700 million on the Credit Facility, offset by net payments of $341 million on other debt.

•	$303 million decrease due to additional purchases under our share repurchase program.
•	$116 million decrease due to common stock dividend payments.
•	$72 million decrease due to lower proceeds from the issuance of common stock, reflecting a decrease in stock option exercises as well as lower related tax benefits.
•	$33 million decrease due to share repurchases related to employee withholding taxes on stock-based compensation vesting.
•

$1,063 million increase from lower net repayments on secured debt. 2007 reflects termination of our secured financing program with GE in the United Kingdom for $593 million and the repayment of secured borrowings to DLL for $153 million. The remainder reflects lower payments associated with the continued run-off of our secured borrowing program.

Customer Financing Activities

The following represents our total finance assets associated with our lease and finance operations:

(in millions)	September 30, 2008	December 31, 2007
Total Finance receivables, net (1)	$ 7,484	$ 8,048
Equipment on operating leases, net	604	587

Total Finance Assets, net	$ 8,088	$ 8,635

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

Accounts Receivable Sales Arrangement

During the third quarter 2008 we sold $146 million of accounts receivables, as compared to $168 million in the second quarter 2008, under an existing accounts receivables sales arrangement in Europe. $136 million of receivables sold to date under this arrangement remained uncollected by the third party as of September 30, 2008.

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

We are currently rated investment grade by all major rating agencies. As of September 30, 2008, the ratings were as follows:

	Senior Unsecured Debt	Outlook

Moody’s	Baa2	Positive

Standard & Poors (“S&P”)	BBB	Stable

Fitch	BBB	Stable

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. The following is a discussion of our liquidity position as of September 30, 2008:

•

As of September 30, 2008, total cash and cash equivalents was $873 million and our borrowing capacity under our Credit Facility was $1.752 billion, reflecting $248 million outstanding borrowings and no outstanding letters of credit. In addition we currently have approximately $750 million available under a secured borrowing agreement through 2010, which has not been accessed in almost three years.

•

We have consistently delivered strong cash flow from operations over the past three years on the strength of our annuity based revenue model. Cash flows from operations were $1.9 billion, $1.6 billion and $1.4 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Cash flows from operations are expected to be approximately $1.1 billion in 2008 including expected payments for our securities litigation.

•	Our debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q4 2008	$ 59
2009(1)	1,578
2010(2)	992
2011	809
2012	1,166
2013	1,134
2014	69
2015	—
2016	956
2017	498
2018 and thereafter	1,028

(1)     Includes $448 million put under private placement (final maturity 2022) ($427 million at 9/30/08).

(2)     Includes $278 million put under private placement (final maturity 2023) ($250 million at 9/30/08).

•	2008 debt issuances included $1.4 billion in Senior Notes and $250 million from a private placement borrowing.

Although we believe we are well positioned from a liquidity standpoint, our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and have access to the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

In October 2008, the Credit Facility was amended. See Note 15 – Subsequent Event for additional information.

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce earnings and cash flow volatility resulting from shifts in market rates. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment under SFAS No. 133. Certain of our derivatives do not qualify for hedge accounting but are effective as economic hedges of our inventory purchases and currency exposure. These derivative contracts are accounted for at fair value and accordingly are exposed to some level of volatility. Under this method, the contracts are carried at their fair value on our Condensed Consolidated Balance Sheets within Other assets and Other liabilities. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impact of all of our derivative activities are reflected as cash flows from operating activities.

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

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment-grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The recent market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk.

2008 Segment Reporting Change

Effective January 1, 2008, we revised our segment reporting to integrate DMO into the Production, Office and Other segments. We will continue to provide DMO’s revenue and profit on a supplemental basis as follows through 2008.

Total DMO
(in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
2008
Equipment sales	$ 184	$ 535
Post sale revenue	432	1,249

Total Revenue	$ 616	$ 1,784

Segment Profit	$ 50	$ 157

2007
Equipment sales	$ 156	$451
Post sale revenue	379	1,073

Total Revenue	$ 535	$1,524

Segment Profit	$ 32	$85

Non-GAAP Financial Measures

We have reported our financial results in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of the following non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below:

1. Adjusted Revenue: We discussed the revenue growth for the year-to-date period of 2008 using non-GAAP financial measures. To understand trends in the business, we believe that it is helpful to adjust the revenue growth rates to illustrate the impact of the acquisition of GIS by including their estimated revenue for the comparable 2007 periods. We refer to this adjusted revenue as “As Adjusted” in the following reconciliation table. Management believes these measures give investors an additional perspective on revenue trends, as well as the impact to the Company of the acquisition of GIS that was completed in May 2007.

	Nine Months Ended September 30,		% Change
(in millions)	2008	2007
Equipment Sales:
As Reported	$ 3,383	$ 3,228	5%
As Adjusted	$ 3,383	$ 3,413	(1)%
Post Sale Revenue:
As Reported	$ 9,855	$ 9,118	8%
As Adjusted	$ 9,855	$ 9,324	6%
Total Revenues:
As Reported	$ 13,238	$ 12,346	7%
As Adjusted	$ 13,238	$ 12,737	4%

Revenue “As Adjusted” adds GIS’s revenues for the period January 1st through May 8th 2007 to our 2007 reported revenue.

2. Adjusted Effective Tax Rate: The effective tax rate for the three and nine months ended September 30, 2008 are discussed using non-GAAP financial measures that exclude the effects of charges associated with securities-related litigation matters and the second and third quarter 2008 restructurings and the benefit from settlement of certain previously unrecognized tax benefits. Management believes that it is helpful to exclude these effects to better understand and analyze the current period’s effective tax rate given the discrete nature of these items.

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
(in millions)	Pre-Tax Income	Income Taxes	Effective Tax Rate	Pre-Tax Income	Income Taxes	Effective Tax Rate
As Reported	$ 238	$ 15	6.3%	$ (35)	$ (172)	491.4%
Restructuring	14	5		77	25
Litigation	—	—		795	304
Tax Settlements	—	41		—	41

As Adjusted	$ 252	$ 61	24.2%	$ 837	$ 198	23.7%

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

Item 1A Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2007 Annual Report. The Risk Factors remain applicable from our 2007 Annual Report with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of September 30, 2008, we had $8.2 billion of total debt ($90 million of which is secured by finance receivables) and $637 million of liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $8.1 billion at September 30, 2008. The total cash and cash equivalents was $873 million at September 30, 2008. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of September 30, 2008, total cash and cash equivalents was $873 million, and our borrowing capacity under our $2 billion Credit Facility was $1.752 billion, reflecting $248 million outstanding borrowings. We also have funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”). We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt; (ii) certain fundamental changes to corporate structure; (iii) changes in nature of business; and (iv) limitations on debt incurred by certain subsidiaries. The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan

Agreement with GECC (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of September 30, 2008, $90 million was outstanding under the Loan Agreement. The Loan Agreement incorporates the financial maintenance covenants contained in the Credit Facility and contains other affirmative and negative covenants.

At September 30, 2008, we were in full compliance with the covenants and other provisions of the Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

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

We are continually reviewing our operations with a view towards reducing our cost structure, including but not limited to downsizing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions, as well as actions with respect to the approximately $400 million pre-tax restructuring charge we will record in the fourth quarter 2008. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior restructuring actions, it could materially adversely affect our results of operations and financial condition.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities during the Quarter ended September 30, 2008

During the quarter ended September 30, 2008, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”):

Semi-Annual Director Fees

(a)	Securities issued on July 15, 2008: Registrant issued 29,843 deferred stock units (“DSU”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The DSUs were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $13.07 per DSU (aggregate price $390,048), based upon the market value of our Common Stock on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Dividend Equivalent

(a)	Securities issued on July 31, 2008: Registrant issued 722 DSU’s, representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $13.58 per DSU (aggregate price $9,805), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b) Issuer Purchases of Equity Securities during the Quarter ended September 30, 2008

Repurchases of Xerox Common Stock, par value $1.00 per Share

Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs(2)
July 1 through 31	3,469,700	$13.3077	3,469,700	$1,612,404,575
August 1 through 31	3,372,200	13.3515	3,372,200	1,567,380,631
September 1 through 30	—	—	—	1,567,380,631

Total	6,841,900		6,841,900

(1)	Exclusive of fees and costs.
(2)

Our Board of Directors previously authorized share repurchase programs totaling $2.5 billion, which have been exhausted. In each of January 2008 and July 2008, our Board of Directors authorized an additional $1.0 billion stock repurchase program covering shares of our common stock, par value $1.00 per share. Of the cumulative $4.5 billion of authority for share repurchases, approximately $2.9 billion of this authority has been used through September 30, 2008. The $4.5 billion is exclusive of fees and expenses. The repurchases under these programs may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
July 1 through 31	2,449	$13.69	n/a	n/a
August 1 through 31	2,309	14.13	n/a	n/a
September 1 through 30	903	12.49	n/a	n/a

Total	5,661		n/a	n/a

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008.

Exhibit 3(b)—By-Laws of Registrant, as amended through May 22, 2008.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008.

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

Date: October 27, 2008

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

Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008.

Exhibit 3(b)—By-Laws of Registrant, as amended through May 22, 2008.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008.

Exhibit 12—Computation of Ratio of Earnings to Fixed Charges.

Exhibit 31—(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32—Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.