Form 10-K
period 2008-12-31
XEROX CORP
filed 2009-02-13
CIK 108772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

001-04471 (Commission File Number)

XEROX CORPORATION

(Exact name of registrant as specified in its charter)

New York	16-0468020
(State of incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 4505, 45 Glover Avenue, Norwalk, Connecticut 06856-4505

(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 968-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐
Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2008 was: $11,827,485,514.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2009
Common Stock, $1 par value	864,785,853 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Corporation 2008 Annual Report to Shareholders	I & II
Xerox Corporation Notice of 2009 Annual Meeting of Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the unprecedented volatility in the global economy; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations, including savings from restructuring actions; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

Item 1. Business Overview

References in this section to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its subsidiaries unless the context specifically states or implies otherwise.

We are a $17.6 billion technology and services enterprise and a leader in the global document market. We develop, manufacture, market, service and finance a complete range of document equipment, software, solutions and services.

We provide the document industry’s broadest portfolio of document systems and services for businesses of any size. Digital systems include high-end printing and publishing systems; digital presses, advanced and basic multifunctional devices (“MFD’s”) which can print, copy, scan and fax; digital copiers; laser and solid ink printers and fax machines. We provide software and workflow solutions with which businesses can easily and affordably print books, create personalized documents for their customers, and scan and route digital information. Our services expertise is unmatched and includes helping businesses develop online document archives, analyzing how employees can most efficiently share documents and knowledge in the office, operating in-house print shops or mailrooms, and building Web-based processes for personalizing direct mail, invoices, brochures and more. We also offer software, support and supplies, such as toner, paper and ink.

We serve a $132 billion market

(in billions)

The document industry is transitioning to digital systems, to color, and to an increased reliance on electronic documents. More and more, businesses are creating and storing documents digitally and using the Internet to exchange electronic documents. We believe these trends play to the strengths of our product and service offerings and represent opportunities for future growth in the $132 billion market we serve.

Our Strategy

We are well-positioned to lead in this large and growing market through:

Executing on Growth Initiatives

•	Accelerating the transition to color – We have the broadest color portfolio in the industry and leading technologies.

–	Color is the fastest growing portion of our market and estimated at $44 billion.

–	Economic cost and quality improvements are driving the transition from black-and-white to color.

–	We continue to capture growth opportunities within the black-and-white segment of our core markets, which we estimate is a $62 billion market.

•	Building on services leadership – We lead the industry with end-to-end Document Management Services and we participate in three areas of the outsourcing services market:

–	Infrastructure Outsourcing, where we help our customers to reduce their enterprise spend through differentiated technology, skills and automation.

–	Application Outsourcing, where we help our customers to streamline their document intensive business processes through automation and deployment of software applications and tools.
–	Business Process Outsourcing, where our customers leverage our global delivery capability and proprietary production imaging software to manage both high volume standardized activities as well as lower volume complex workflows.

•

Driving the New Business of Printing® – We continue to create new market opportunities with digital printing as a complement to traditional offset printing through a market transition we call the “New Business of Printing”.

–	We are driving the New Business of Printing opportunity by identifying applications which are suitable for digital production.

–

Our leading business development tools, workflow and digital technology, led by our market-making Xerox iGen® technology, uniquely positions us to meet the increasing demand for short-run, customized and quick-turnaround offset quality printing.

Expanding our Distribution Channels

•

We continue to expand our presence in the small and mid-size business (“SMB”) market through the acquisition of Veenman B.V. in the European market, as well as additional acquisitions made by Global Imaging Systems, Inc. in the U.S. markets.

•	We are maintaining our investments in Developing Markets, a high-growth market opportunity.
•	We are capitalizing on our Graphic Arts coverage investments to capture the opportunity associated with the New Business of Printing.

Securing Future Technology Leadership

•	Through advancing our heritage of innovation, we are yielding a broad technology portfolio.
•	We are capitalizing on breakthrough ink technologies such as Solid Ink and Cured Gel Ink and
•	Expanding our Document Management Technologies that optimize the capabilities of our products and streamline customers’ processes.

Optimizing Productivity and Infrastructure

•	We are improving the efficiency and effectiveness of our infrastructure and
•	Optimizing our resources to support innovation and growth.

Our Business Model Fundamentals

One fundamental of our business model is our annuity model. Post sale revenue growth is driven by increasing equipment installation which increases the number of page-producing machines in the field (“MIF”) and by expanding the document management services we offer our customers. 73% of our 2008 total revenue was post sale revenue that includes equipment maintenance and consumable supplies, among other elements. We sell the majority of our equipment through sales-type leases that we record as equipment sale revenue. Equipment sales represented 27% of our 2008 total revenue.

Revenue stream

The number of equipment installations and the growth in document management services are key indicators of post sale revenue trends. The mix of color pages is also a significant indicator of post sale revenue trends because color pages use more consumables per page than black-and-white. In addition, expanding our market, particularly within the New Business of Printing, is key to increasing pages and we have developed tools and resources to be the leader in this large market opportunity.

Our consistent cash flow from operations is driven by recurring revenues; this, along with modest capital investments, enables us to provide a return to shareholders through:

•	Expanding our distribution though acquisitions;

•	Buying back shares under our share repurchase program and

•	Maintaining our quarterly dividend.

We anticipate expanding our future earnings through:

•	Modest revenue growth;

•	Driving cost efficiencies to balance gross profit and expense;

•	Leveraging our share repurchase and

•	Making accretive acquisitions.

Acquisitions

To further strengthen our distribution capacity, in 2008 we completed several acquisitions.

We acquired Veenman B.V. (“Veenman”), expanding our reach into the small and mid-size business market in the Netherlands. Veenman is the Netherlands’ leading independent distributor of office printers, copiers and multifunction devices serving small and mid-size businesses.

Global Imaging Systems, Inc. (“GIS”) acquired Saxon Business Systems, an office equipment supplier with offices throughout Florida and three smaller acquisitions: Better Quality Business Systems, Precision Copier Service Inc. DBA Sierra Office Solutions and Inland Business Systems of Chico.

Segment Information

Our reportable segments are Production, Office and Other. We present operating segment financial information in Note 2 – Segment Reporting in the Consolidated Financial Statements, which we incorporate by reference here. We have a very broad and diverse base of customers by both geography and industry, ranging from SMB to graphic communications companies, governmental entities, educational institutions and large fortune 1000 corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Revenues by business segment

(in millions)

Production

We provide high-end digital monochrome and color systems designed for customers in the graphic communications industry and for large enterprises. These high-end devices enable digital on-demand printing, digital full-color printing and enterprise printing. We are the only manufacturer in the market that offers a complete family of cut sheet monochrome production systems from 65 to 288 pages per minute (“ppm”), color production systems from 40 to 110 ppm and a complete line of continuous feed printers from 250 to 1,064 ppm. In addition, we offer a variety of pre-press and post-press options and the industry’s broadest set of workflow software.

With our Freeflow® digital workflow collection of software technology solutions, our customers can improve all aspects of their processes, from content creation and management to production and fulfillment. Our digital technology, combined with total document solutions and services that enable personalization and printing on demand, delivers value that improves our customers’ business results.

2008 Production Goals

Our 2008 goals for the Production segment were to continue to strengthen our leadership position in monochrome and color and to build on the power of digital printing. Our New Business of Printing strategy complements the traditional offset market and continues to transform our industry. We are enabling print providers in graphic communications and large enterprises to profit and grow by meeting their customers’ specific business needs with just-in-time, one-to-one and e-based services – rather than simply manufacturing a printed piece. Having the right business modelSM, the right workflowSM and the right technologySM are fundamental to this transformation.

We continued our application-focused approach to assist our customers in implementing solutions in four major categories. This approach provided our customers end-to-end applications for Collaterals by Request, Books, Transactional/Promotional and Direct Mail.

During the 2008 drupa tradeshow that is held every four years, we announced 12 new offerings and 50 applications; building on our heritage of innovation and our in-depth understanding of both the printing industry and customer requirements.

We continued to increase installations of our flagship Digital Color Production Presses. We are the industry leader in the number of pages produced on digital production color presses, with our flagship Xerox iGen4® Digital Production Press, iGen3® Digital Production Press and DocuColor® Digital Presses. Over 325 customers have installed two or more iGen presses to meet their increased demand.

In 2008, we continued to build on our unmatched product breadth, world class market and business development tools and integrated end-to-end applications. Below are some of the key accomplishments that enabled us to achieve our goals:

Our 2008 Production Accomplishments

Right Business Model

Our commitment to our customers starts before technology is discussed and extends long after a solution is installed. It includes sharing with them resources, strategies and tools that will help them grow their businesses with digital printing.

•

ProfitAccelerator®: This robust set of tools and programs designed to maximize our customers’ investment in digital printing equipment expanded in 2008 and now includes more than 80 tools. It brings together Xerox’s unparalleled experience and expertise, world-class resources and industry-leading support. Some of the newest additions include a “Value-Based Pricing Guide,” the “Picture Me Profitable Kit” to assist customers in pursuing the personalized photo products opportunity, and the “ProfitQuick® Investment Planner” financial modeling tool that will help customers increase productivity and achieve cost and efficiency savings.

•

New Business of Printing Services: Business Development Services was created in direct response to customer demand and provides both training and professional services to help print providers increase page volume and revenue. Service offerings are available to support Sales & Marketing, Workflow and Application Development efforts, and are delivered at the customers’ location or via the web. These offerings include creating marketing and sales management plans, sales force training, designing for digital, color management, implementing direct mail/marketing campaigns, Transpromo applications and more. The offerings are deployed by a dedicated team of Xerox business development consultants and industry experts.

Right Workflow

We lead the digital production workflow market by helping customers become more profitable – reducing costs, streamlining operations and enabling new applications. Our FreeFlow Digital Workflow Collection makes it easy for customers to complement traditional offset printing through the integration of digital printing into existing environments for efficient hybrid print manufacturing. In 2008 we enhanced our collection to include:

•	Xerox FreeFlow Process Manager®: Software that provides automated, “touchless” file preparation and decision making to automate prepress and eliminate manual production steps.

•

Xerox FreeFlow Variable Information Suite: Software that delivers the maximum productivity for personalized and customized documents including the award winning specialty effects that help print providers minimize document security concerns. These effects include MicroText marks, Correlation Marks, Glossmark®, FlorescentMark, and InfraRed text.

•

FreeFlow Print Server: A powerful print server that delivers superior performance, advanced workflow interoperability, state-of-the-art color management, and a common workflow for Xerox production printers.

•

FreeFlow Express to Print: A simple prepress automation tool designed specifically for the light and mid production environments. Easily add tabs, covers, inserts, barcodes, page numbers and more and see changes through the robust visual interface. Simple automation is provided with over 50 pre-built templates that make Express to Print easy to use and easy to install on a computer.

Right Technology

For more than two decades, we have delivered innovative technologies that have revolutionized the production printing industry. In 2008 we continued to bring innovative products to the markets that included:

•

Xerox iGen4 Digital Production Press: We unveiled in May at drupa the new iGen4, the industry’s most productive and highest quality cut sheet digital press. The iGen4 features advanced color management that allows print providers to consistently achieve and maintain offset and photo image quality. With new patented technologies, the iGen4 automates many operator tasks for greater uptime. With productivity gains of 25-35 percent, the iGen4 increases the run-length to be break-even with offset for greater press utilization and capacity. For commercial printers, photo finishers, book printers, direct mail houses and digital service providers, the iGen4 delivers a more efficient and cost-effective way to produce more pages and achieve greater profits.

•

Xerox 700 Digital Color Press: We expanded our full color offerings with the launch of the Xerox 700 Digital Color Press at drupa in May. The Xerox 700 at 70 ppm offers enhanced color reproduction capabilities as well as an exceptional matte finish that is winning over customers worldwide. A wide range of feeding and finishing options at an entry level price enables print providers to adopt digital technology or expand their digital printing business.

•

Xerox DocuColor 5000AP: In July we launched a 50 ppm full-color production system which provides excellent print resolution, color reproduction and reliability for a wide range of application and weights, all at rated speed.

•

Automated Color Quality Suite: In May, we introduced the Automated Color Quality Suite (“ACQS”) Press Matching System for our flagship Xerox iGen3 90 and 110 Digital Production Presses, offering high performance plus quality that match offset printing. The new ACQS enables faster press set up, quicker time to production, greater color stability and automated Pantone color matching. In November, we launched this offering on the Xerox 8000AP and 7000AP, bringing these new quality capabilities to these Digital Color Presses.

•

Xerox 490/980 Color Continuous Feed Printing System: We launched the world’s fastest toner based full color roll fed printer that produces up to 986 full color duplex images per minute in May for Europe and part of developing markets and in November for North America and the rest of developing markets. With its Flash Fusing Technology, this system is ideal for the Transactional/Promotional and Direct Mail market segments that require high speed, high volume variable data printing.

•

Xerox 650/1300 Continuous Feed Printing System: In February, this new monochrome continuous feed printer was made available worldwide. This monochrome roll feed printer also leverages flash fusing technology to print a wide variety of substrates up to 1300 images per minute. This system supports numerous applications within the transactional/promotional and direct mail segments and is ideal for books and manuals.

•

Xerox Nuvera® 288 Digital Perfecting System: In October, the fastest cut sheet monochrome duplex printer in the market expanded its sheet feed capability up to 12.6” x 19.3” and added a new Roll Feed DocuConverter with Grain Rotation supporting a host of new applications. This system, with its benchmark image quality, flexibility of substrates and reliability, enables applications such as book publishing.

•

Xerox Nuvera 100/120/144 EA Digital Production Systems: With its Emulsion Aggregate (“EA”) toner for greater reliability and image quality, the Nuvera EA family expanded its portfolio of finishing alternatives. In October we announced the availability of Xerox Tape Bind, CEM DocuConverter and C.P. Bourg/Watkiss Power Square 200® Booklet Maker. This modular, scalable print engine also expands digital printing applications due to its high quality and flexibility of substrates.

Office

Xerox develops and manufactures a range of color and black-and-white multifunction, printer, copier and fax products. Our Office segment serves global, national and small to mid-size commercial customers as well as government, education and other public sector customers. Office systems and services, which include monochrome devices at speeds up to 95 ppm and color devices up to 70 ppm, include our family of CopyCentre®, WorkCentre® and WorkCentre Pro digital multifunction systems, Phaser® desktop printers and MFD’s as well as DocuColor printer/copiers for the specific needs of graphic intensive organizations and facsimile products.

We offer a complete range of services and solutions in partnership with independent software vendors that allow our customers to analyze, streamline, automate, secure and track their digital workflows, which we then use to identify the most efficient, productive mix of office equipment and software for that business, helping to reduce the customer’s document-related costs.

2008 Office Goals

Our 2008 Office goals were to drive to a leadership position in color to extend our market reach, particularly in the SMB market and continue to expand our Office Services and Solutions business. We broadened our product line and complemented our industry-leading product offerings with expanded distribution in order to increase our machines-in-field (“MIF”) and capture more pages, building the foundation for future post sale revenue growth.

We continued to drive color in our Office segment by significantly enhancing our already strong color product portfolio, making color more affordable, easier to use, faster and more reliable while maintaining our leadership position in black-and-white. The breadth of our product portfolio is unmatched. Our color-capable laser devices provide an attractive color entry point, our patented solid ink technology offers unmatched ease of use, vibrant color image quality and economic color run costs, and our top of the line color laser products provide superior image quality coupled with industry-leading productivity and reliability. Below are some of the key accomplishments that enabled us to achieve our goals:

2008 Office Accomplishments

•

Phaser 6125: In February, we announced the Phaser 6125, a 12 ppm color, 16 ppm black-and-white printer. This product is an extension of the Phaser 6130 line, and offers a small footprint, strong processing capability and Emulsion Aggregate High Quality (“EA-HQ”) toner technology for clear, crisp printing.

•

Phaser 3635 MFP: Launched in May, the Phaser 3635MFP is a 35 ppm printer that provides advanced security options such as image overwriting, encryption and authentication. This product is designed for small and mid-size business workgroups, and offers features like a color touchscreen user interface and robust scanning features to promote ease-of-use and productivity.

•

Phaser 5550: Launched in May, this 50 ppm printer offers tabloid and letter/legal printing, as well as advanced software features like PhaserSMART®. PhaserSMART is an online troubleshooting tool that helps diagnose and solve potential issues, prevent maintenance calls and increase reliability. This product also offers duplex printing and optional additional paper handling features.

•

WorkCentre 5016/5020: In May, Xerox introduced its first sub-$1,000 A3/tabloid MFD family in developing markets. The 16/20 ppm family offers basic copying, printing and scanning capabilities for small workgroups that are price sensitive.

•

WorkCentre 5222/5225/5230: In May, we introduced a new 25/30 ppm monochrome platform designed to help SMB and enterprise workgroups increase productivity on an entry-level device with high-end features such as our Extensible Interface Platform, full-system common criteria certification, and booklet making capabilities. In September, the 5200 series was expanded with the addition of a 22 ppm configuration as well as color scanning capability on the Workcentre 5225A/5230A configurations.

•

WorkCentre 5600 Series: We refreshed the 5600 series monochrome platform with updated controller software to keep pace with today’s ever changing IT standards and protocols. With support for IPv6 and compatibility with Microsoft’s Web Services on Devices, the WorkCentre 5600 series – with speeds ranging from 32 ppm to 87 ppm – becomes even more powerful for IT professionals.

•

WorkCentre Bookmark 40/55 Multifunction Copier/Printer: A robust book copier at its core, it is the ideal solution for libraries, universities, and other public vending environments. It features an angled side panel support that protects books’ spines while copying, and offers solid durability, ease-of-use and powerful solutions for streamlining unique workflows.

•

WorkCentre 7346 Multifunction Printer & EFI Workflows: In May we introduced a high-end version of the WorkCentre 7300 series system featuring fast print speeds of up to 40 ppm in color and 45 ppm in black-and-white for busy workgroups. The WorkCentre 7300 series was also enhanced with optional EFI workflow capabilities.

•

Xerox 700 Digital Color Press: Launched in May, this light production color device with an embedded controller brings productivity, excellent print quality and flexibility to those looking to adopt digital technology or expand their digital capabilities.

•	Workcentre 4260: Launched in September, the WC 4260 is Xerox’s fastest desktop multifunction system with speeds up to 55 ppm. It offers workflow tools such as ID Copy Card, Fax

Forward to Email, automatic two sided printing and competitive security features. This product is designed to promote productivity in small and medium business workgroups.

•

Phaser 3300 MFP: Launched in September, the Phaser 3300 MFP offers print/copy speeds up to 30 ppm and offers automatic two-sided printing. This product offers color scanning to USB, email or the network. It is equipped with Xerox Scan to PC Desktop® which allows users to send a document from the MFP to their desktop for viewing, editing or storing.

Other

The Other segment primarily includes revenue from paper sales, value-added services, wide-format systems and GIS network integration solutions and electronic presentation systems.

We sell cut-sheet paper to our customers for use in their document processing products. The market for cut-sheet paper is highly competitive and revenues are significantly affected by pricing. Our strategy is to charge a premium over mill wholesale prices, which is adequate to cover our costs and the value we add as a distributor, as well as to provide unique products that enhance the New Business of Printing and color output.

An increasingly important part of our offering is value-added services, which utilizes our document industry knowledge and experience. Our value-added services deliver solutions that optimize our customers’ document output and infrastructure costs while streamlining, simplifying, and digitizing their document-intensive business processes. Through Xerox’s imaging centers, a company can scan and digitize documents to create secure, accessible and searchable online information archives, such as a library of car-rental contracts or construction blueprints. Often our value-added services solutions lead to larger managed services contracts which include our equipment, supplies, service, and labor. We report revenue from managed services contracts in the Production or Office segments. In 2008, the combined value-added services and managed services revenue, including equipment, totaled $3.8 billion.

In our wide-format systems business, we offer document processing products and devices designed to reproduce large engineering and architectural drawings up to three feet by four feet in size. In 2008 we launched:

•

The Xerox 8254E and 8264E Wide Format Printers: Introduced in June, further enables customers to print robust, colorful large format graphic applications on a broad range of substrates quickly and easily.

•	The Xerox 6279 Wide Format Printer: This printer continues our successful tradition in the CAD environment with its unsurpassed ease of operation and benchmark image quality.

Revenue

We sell the majority of our products and services under bundled lease arrangements, in which our customers pay a monthly amount for the equipment, maintenance, services, supplies and financing over the course of the lease agreement. These arrangements are beneficial to our customers and to us since, in addition to customers receiving a bundled offering, these arrangements allow us to maintain the customer relationship for future sales of equipment and services.

We analyze these arrangements to determine whether the equipment component meets certain accounting requirements such that the equipment fair value should be recorded as a sale at lease inception, that is, a sales-type lease. We allocate the remaining portion of the monthly minimum payments to the various elements of the lease based on fair value – service, maintenance, supplies and financing - that we generally recognize over the term of the lease agreement, and that we report as “post sale revenue”. In those arrangements that do not qualify as sales-type leases, which have increased as a result of our services-led strategy, we recognize revenue over the term of the lease agreement, whether rental or operating lease, and report it in “post sale revenue.” Our accounting policies for revenue recognition for leases and bundled arrangements are included in Note 1 – Summary of Significant Accounting Policies in the Consolidated Financial Statements in our 2008 Annual Report.

Revenues by geography

(in millions)

Research and Development

Our R&D is strategically coordinated with Fuji Xerox, which

invested $788 million in R&D in 2008, $672 million in 2007

and $660 million in 2006.

Investment in R&D is critical for competitiveness in our fast-paced markets where more than two-thirds of our equipment sales are from products launched during the past two years. Research activities are conducted in the United States, Canada and Europe – often in collaboration with Fuji Xerox Co., Ltd. (“Fuji Xerox”).

Our R&D drives innovation and customer value by:

•	Creating new differentiated products and services;

•	Enabling cost competitiveness through disruptive products and services;

•	Enabling new ways to serve customers and

•	Creating new business opportunities that drive future growth and reach new customers.

R,D&E expenses

(in millions)

To ensure our success, we have aligned our R&D investment portfolio with our growth initiatives of accelerating the transition to color, enhancing customer value by building on our services leadership and by driving the New Business of Printing . 2008 R&D spending focused primarily on the development of high-end business applications to drive the New Business of Printing, extending our color capabilities, expanding our services offerings and delivering lower-cost platforms and customer productivity enablers. The Xerox iGen family, advanced next-generation digital printing presses that produce photographic-quality prints indistinguishable from offset, the Xerox Nuvera 288 Digital Perfecting System which boasts the fastest (288 duplex impressions per minute) digital duplex monochrome cut-sheet printer in the industry, and Xerox’s proprietary Solid Ink technology for the office are examples of the type of breakthrough technology we have developed and that we expect will drive future growth. Sustaining engineering expenses, which are the hardware engineering and software development costs we incur after we launch a product, are included in our R,D&E expenses.

Patents, Trademarks and Licenses

We are a technology company. Including our Xerox Palo Alto Research Center (“PARC”) and XMPie subsidiaries, we were awarded 609 U.S. utility patents in 2008. We were ranked 31st on the list of companies that were awarded the most U.S. patents during the year and would have been ranked about 27th with the inclusion of PARC and XMPie patents. Including our research partner Fuji Xerox Co., Ltd (“Fuji Xerox”), we were awarded over 940 U.S. utility patents in 2008. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2008, we held approximately 8,900 design and utility U.S. patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated, or circumvented or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent-licensing agreements and, in a majority of them, we license or assign our patents to others, in return for revenue and/or access to their patents. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2008, we added 11 agreements to our portfolio of patent licensing agreements, and either we or PARC was a licensor in all 11 of the agreements. We are also a party to a number of cross-licensing agreements with companies that hold substantial patent portfolios, including Canon, Microsoft, IBM, Hewlett Packard, Océ, Sharp, Samsung and Seiko Epson. These agreements vary in subject matter, scope, compensation, significance and time.

In the U.S., we own approximately 570 trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every ten years. We vigorously enforce and protect our trademarks.

Competition

Although we encounter aggressive competition in all areas of our business, we are the leader or among the leaders in each of our principal business segments. Our competitors range from large international companies to relatively small firms. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. To remain competitive we invest in and develop new products and services and continually improve our existing offerings. Our key competitors include Canon, Ricoh, Hewlett-Packard, and, in certain areas of the business, Pitney Bowes, Kodak, Océ, Konica-Minolta and Lexmark.

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

Marketing and Distribution

Our brand is a valuable resource and continues to be ranked

among the top percentile of the most valuable

global brands.

We manage our business based on the principal business segments described earlier. However, we have organized the marketing, selling and distribution of our products and solutions according to geography and channel type. We sell our products and solutions directly to customers through our worldwide sales force and through a network of independent agents, dealers, value-added resellers, systems integrators and the Web. In the U.S. GIS continues to expand its network of office technology suppliers to serve an ever-expanding base of small and mid-size businesses. We utilize our direct sales force to address our customers’ more advanced technology, solutions and services requirements, and use cost-effective indirect distribution channels for basic product offerings.

In large enterprises, we follow a services-led approach that enables us to address two basic challenges facing large enterprises:

•	How to optimize infrastructure to be both cost effective and globally consistent.
•	How to improve the value proposition and communication with their customers.

In response to these needs, we offer a go-to-market approach that leads with the largest direct sales and service delivery force in the industry available on a globally consistent manner. This can range from hardware, software or services in whatever combination is necessary to meet the needs of that customer.

We market our Phaser line of color and monochrome laser-class and solid ink printers primarily through office information technology resellers, who typically access our products through distributors. We continue to expand our distribution partnerships in North America through additional information technology resellers and by enhancing our network of independent agents. We also continued to increase product offerings available through a two-tiered distribution model in Europe and developing markets.

We operate in over 160 countries worldwide. We develop, manufacture, market and support document management systems, supplies and services through a variety of distribution channels around the world.

■ North American Operations North American Operations includes the United States and Canada. ■ Xerox Europe Xerox Europe covers 17 countries across Europe.

■   Developing Markets

Developing Markets supports more than 130 countries.

■   Fuji Xerox

Fuji Xerox, an unconsolidated entity of which we own 25%, develops, manufactures and distributes document management systems, supplies and services.

Our reselling relationship with key partners contributed to our market coverage expansion and new business penetration. Through our global reseller alliance with Fujifilm, we distribute our production products and solutions to graphic communications customers as well as photo specialty markets spanning Retail, Professional Lab and Processing Center businesses. In 2008, we signed additional country-level contracts with Fujifilm Graphics Systems in Europe and developing markets to extend Xerox digital production systems reach to new commercial print customers and prospects. We continue to use our alliances to integrate “best in class” information technologies and services to deliver improved workflow and document output management enabling our customers to accelerate profitable revenue growth in their businesses. Through the world-class Xerox Business Partner Program we are able to deliver an extensive portfolio of products which streamline our customers’ workflows enabling them to reduce costs, improve operational efficiencies and drive new business opportunities.

In Europe, Africa, the Middle East, India, and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, and related non-U.S. companies which we refer to collectively as Xerox Limited. Xerox Limited enters into distribution agreements with unaffiliated third parties to provide distribution of our products in many of the countries located in these regions, and previously entered into agreements with unaffiliated third parties providing distribution of our products in Iran, Sudan, and Syria. Iran, Sudan and Syria, among others, have been designated as state sponsors of terrorism by the U.S. Department of State and are subject to U.S. economic sanctions. We maintain an export and sanctions compliance program and believe that we have been and are in compliance with U.S. laws and government regulations for these countries. In addition, we have no assets, liabilities, or operations in these countries other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan and Syria in August 2006 and terminated its distribution agreement with the distributor servicing Iran in December 2006. Now, Xerox only has legacy obligations to third parties such as providing spare parts and supplies to these third parties. In 2008, we had total revenues of $17.6 billion, of which approximately $7.4 million was attributable to Iran and less than $0.2 million in total was attributable to Sudan and Syria.

In January 2006, Xerox Limited entered into a five-year distribution agreement with an unaffiliated third party covering distribution of our products in Libya. Libya is also designated as a state sponsor of terrorism by the U.S. Department of State. The decision to enter into this distribution agreement was made in light of recent U.S. federal government actions that have lifted the countrywide embargo previously imposed on Libya. Our sales in Libya through this distribution agreement will be subject to our export and sanctions compliance program and will be conducted according to the U.S. laws and government regulations that relate to Libya.

Customer Financing

We finance a large portion of customer purchases of Xerox equipment through our bundled lease arrangements. We believe that financing facilitates customer acquisition of Xerox technology and enhances our value proposition to the customer while providing Xerox a profitable revenue stream and a strong return on equity.

As a result of our customer financing program, we benefit by gaining in-depth knowledge of the products being leased and a deep understanding of the customer base and their use of our technology. This knowledge allows us to effectively manage the credit and residual value risk normally associated with financing. Our financing risk is further mitigated because the majority of our lease contracts are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables.

Because our lease contracts permit customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand, borrowings under bank credit facilities and proceeds from capital market offerings. At December 31, 2008 we had $7.3 billion of finance receivables and $0.6 billion of equipment on operating leases, or Total Finance assets of $7.9 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets and therefore a significant portion of our $8.4 billion of debt is associated with our financing business.

In addition to being an excellent customer retention vehicle, our customer financing program also achieves an attractive gross margin which provides us a reasonable return on our investment in this business. This program is also a strong value proposition for our customers because it provides them a bundled monthly payment for their document management needs and an attractive financing alternative.

Globally, we have 57,100 direct employees. We have over

7,500 Sales Professionals, over 13,000 Managed Service

Employees at customer sites and over 13,000 Technical Service

Employees. In addition, we have over 6,500 Agents and

Concessionaires and over 10,000 resellers.

Service

As of December 31, 2008, we had a worldwide service force of approximately 13,000 employees and an extensive variable contract service force. We continue to expand our use of cost-effective remote service technology for basic product offerings while utilizing our direct service force and a variable contract service force to address customers’ more advanced technology requirements. The increasing use of a variable contract service force is consistent with our strategy to reduce service costs while maintaining high-quality levels of service. We believe that our service force represents a significant competitive advantage because it is continually trained on our products and its diagnostic equipment is state-of-the-art. We offer service 24 hours a day, 7 days a week, in major metropolitan areas around the world, providing a consistent and superior level of service worldwide.

Manufacturing and Supply

Our manufacturing and distribution facilities are located around the world. The company’s largest manufacturing site is in Webster, N.Y., where we make fusers, photoreceptors, Xerox iGen and Nuvera systems, components, consumables and other products. Additionally this year, updates were made at the EA Toner plant in Webster, N.Y. that was built in 2007 to give the plant the flexibility to meet demand for both first and second generations of EA Toner. This allows the plant to produce the new breakthrough Ultra Low-Melt EA Toner. Our remaining primary manufacturing operations are located in: Dundalk, Ireland for our high-end production products and consumables; and Wilsonville, Oregon for solid ink products, consumable supplies, and components for our Office segment products. We also have a major facility in Venray, Netherlands, that handles supplies manufacturing and supply chain management for the eastern hemisphere.

We are currently in the second year of a master supply agreement with Flextronics, a global electronics manufacturing services company, to outsource portions of manufacturing for our Office segment. The agreement has a three year term, with two additional one-year extension periods at our option. Our inventory purchases from Flextronics currently represent approximately 15% of our overall worldwide inventory procurement and production. Our pricing for inventory sourced through Flextronics is generally market based. We have agreed to purchase from Flextronics some products and consumables within specified product families although we do have the ability to source product from other suppliers without penalty to extent needed. Flextronics is required to acquire inventory based on our forecasted requirements and must maintain sufficient manufacturing capacity to satisfy these requirements. Under certain circumstances, we may become obligated to purchase inventory that remains unused for more than 180 days, becomes obsolete or remains unused on the termination of the supply agreement. If Flextronics were unable to continue to supply product, it would not result in a material disruption to our business because Flextronics primarily provides contract assembly labor and we continue to manage the inbound sourcing and supply chain management of raw materials and sub-assembly parts. In addition, we own the tooling and technology that Flextronics currently uses to produce our products; there are a number of alternative suppliers that could replace the contract assembly labor Flextronics provides and we have business resumption plans in place for Flextronics and other similar suppliers.

We acquire other office products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements. We have arrangements with Fuji Xerox under which we purchase and sell products, some of which are the result of mutual research and development arrangements. Refer to Note 7 – Investments in Affiliates, at Equity in the Consolidated Financial Statements in our 2008 Annual Report for additional information regarding our relationship with Fuji Xerox.

Fuji Xerox

Fuji Xerox is an unconsolidated entity in which we currently own a 25% interest and FUJIFILM Holdings Corporation (“FujiFilm”) owns a 75% interest. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong, other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other’s portfolio of patents, technology and products.

International Operations

We are incorporating by reference the financial measures by geographical area for 2008, 2007 and 2006 that are included in Note 2 – Segment Reporting in the Consolidated Financial Statements in our 2008 Annual Report. See also the risk factors entitled “Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including fluctuating foreign currencies and shifting regulatory schemes.” in Part 1, Item 1A of this Form 10K.

Backlog

We believe that backlog, or the value of unfilled orders, is not a meaningful indicator of future business prospects because of the significant proportion of our revenue that follows equipment installation, the large volume of products we deliver from shelf inventories and the shortening of product life cycles.

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

Our telephone number is (203) 968-3000.

On the Investor Information section of our Internet website, you will find our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports. We make these documents available as soon as we can after we have filed them with, or furnished them to, the Securities and Exchange Commission.

Our Internet address is http://www.xerox.com

Item 1A. Risk Factors

Current economic conditions and uncertain economic outlook could adversely affect our results of operations and financial condition.

The global economy is currently undergoing a period of unprecedented volatility, which has affected the demand for equipment, services and supplies. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors we have described below. Possible effects of current and/or future adverse economic conditions on our business include: decrease in purchases or usage of our products, services and supplies by customers as increased unemployment of office workers leads to lower utilization of our equipment and reduced advertising and media spend adversely impacts the graphic arts market; reduction in purchases of products and supplies by channel partners due to their efforts to reduce inventory and conserve cash and/or their inability to obtain financing; disruption in our business due to our inability to obtain equipment, parts and supplies from our suppliers – and our suppliers from their suppliers – if marginal supply businesses fail; increase in the cost of our products acquired from Japan if the Yen strengthens against the U.S. Dollar and/or the Euro, decreasing our profit margins or forcing us to increase prices of our products, thereby making our products less affordable to customers; higher level of collection delinquencies due to insolvency of our customers or shortage of cash to support their businesses; and decrease in our ability to hedge currency exposures due to higher hedging costs because of extreme volatility of exchange rates.

We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. To remain competitive, we must develop new products, services and applications and periodically enhance our existing offerings. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.

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

We continually review our operations with a view towards reducing our cost structure, including but not limited to downsizing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. We from time to time engage in restructuring actions to reduce our cost structure. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior restructuring actions, it could materially adversely affect our results of operations and financial condition.

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

We have outsourced a significant portion of our overall worldwide manufacturing operations to third parties and various service providers. To the extent that we rely on third party manufacturing relationships, we face the risk that those manufacturers may not be able to develop manufacturing methods appropriate for our products, they may not be able to quickly respond to changes in customer demand for our products, they may not be able to obtain supplies and materials necessary for the manufacturing process, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and the reliability of our products could decline. If any of these risks were to be realized, and assuming similar third-party manufacturing relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.

Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including fluctuating foreign currencies and shifting regulatory schemes.

Approximately half of our revenue is generated from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our consolidated financial statements. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.

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

The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings and is subject to credit market volatility. We are currently funding our customer financing activity through a combination of cash generated from operations, cash on hand, capital market offerings, other borrowings and, to a lesser degree, third-party funding arrangements. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of December 31, 2008, we had $8.4 billion of total debt and a $648 million liability to a subsidiary trust issuing preferred securities. The total value of finance assets, shown on the balance sheet as Finance receivables and On-lease equipment, was $7.9 billion at December 31, 2008. The total cash and cash equivalents was $1.2 billion at December 31, 2008. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of December 31, 2008, total cash and cash equivalents was $1.2 billion, and our borrowing capacity under our Credit Facility was $1.7 billion, reflecting $246 million of outstanding borrowings. We also have funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”). We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt; (ii) certain fundamental changes to corporate structure; (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Some of the covenants under our senior notes are suspended while we are rated investment grade. Our U.S. Loan Agreement with GECC relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of December 31, 2008, $56 million was outstanding under the Loan Agreement. The Loan Agreement incorporates the financial maintenance covenants contained in the Credit Facility and contains other affirmative and negative covenants.

At December 31, 2008, we were in full compliance with the covenants and other provisions of the Credit Facility, the senior notes and the Loan Agreement. Failure to comply with material provisions of or covenants in the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to comply with the covenants in the Loan Agreement would result in a termination event under the Loan Agreement and GECC would no longer be obligated to make further loans to us. If GECC were to make no further loans to us, and assuming that (a) our cash flow was inadequate and (b) we were unable to procure a similar facility or otherwise obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

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

Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted or are expected to adopt restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prohibited from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products, and other environmentally related product programs. For example, the European Union’s Energy-Using Products Directive (“EUP”) is expected to lead to the adoption of “implementing measures” intended to require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. It is possible that some or all of our products may be required to comply with EUP implementing measures. Another example is the

European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that will require parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH could lead to restrictions and/or bans on certain chemical usage. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse affect on our operations and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities, located in California, New York, Oklahoma, Canada, U.K., Ireland and the Netherlands, are used jointly by the Production and Office Segments. The facilities in Oregon are used by the Office Segment. Our principal research facilities are located in California, New York, Canada, France and the U.K. The research activities in our principal research centers benefit all of our operating segments.

As we have implemented our restructuring programs, including the restructuring in the fourth quarter of 2008 (refer to Note 9 – Restructuring and Asset Impairment Charges in the Consolidated Financial Statements of our Annual Report, incorporated by reference), several leased and owned properties became surplus, including portions of our Dundalk, Ireland and Oklahoma City, OK manufacturing plants. We are obligated to maintain our leased surplus properties through required contractual periods. We have disposed or subleased certain of these properties and are aggressively pursuing the sale of owned surplus properties and the disposition and subleasing of remaining surplus. With respect to United States properties, at December 31, 2008, we maintained approximately 20 surplus facilities totaling approximately 711,408 square feet.

The Company utilizes a Virtual Office Program for the United States sales force. As part of this program, approximately 2,800 employees are working virtually. In combination with other initiatives, this program has reduced our real estate portfolio by approximately 941,100 square feet.

We also own or lease numerous facilities, which house general offices, sales offices, service locations and distribution centers. Our principal owned facilities are located in the United States, Ireland, Brazil and the Netherlands. Our principal leased facilities are located in the United States, Brazil, Canada, U.K., Mexico, France and Germany. In 2002, we entered into a joint venture (“Xerox Capital Services”) with General Electric to manage our administrative billing, credit and collection functions. Xerox Capital Services licenses several of our owned and leased facilities totaling approximately 292,814 square feet. Our three principal Xerox Capital Services administrative facilities are located in Texas, Illinois and New York. We also lease a portion of a training facility, located in Virginia. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions.

Item 3. Legal Proceedings

The information set forth under the “Contingencies” note in the Consolidated Financial Statements, of the Xerox Corporation 2008 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2008 Annual Report to Shareholders is hereby incorporated by reference:

Caption
Stock Listed and Traded
Xerox Common Stock Prices and Dividends
Five Years in Review – Common Shareholders of Record at Year-End

(b)	Sales of Unregistered Securities During the Quarter ended December 31, 2008

During the quarter ended December 31, 2008, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”):

Dividend Equivalents:

(a)	Securities issued on October 31, 2008: Registrant issued 976 deferred stock units (“DSU”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)	The DSUs were issued at a deemed purchase price of $11.395 per DSU (aggregate price $11,122), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(c)	Issuer Purchases of Equity Securities during the Quarter ended December 31, 2008 Repurchases of Xerox Common Stock, par value $1.00 per Share

Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs(2)
October 1 through 31	863,300	$9.3042	863,300	$1,559,348,335
November 1 through 30	—	—	—	$1,559,348,335
December 1 through 31	—	—	—	$1,559,348,335

Total	863,300		863,300

(1)	Exclusive of fees and costs.
(2)

Our Board of Directors previously authorized share repurchase programs totaling $2.5 billion, which have been exhausted. In each of January 2008 and July 2008, our Board of Directors authorized an additional $1.0 billion stock repurchase program covering shares of our common stock, par value $1.00 per share. Of the cumulative $4.5 billion of authority for share repurchases, exclusive of fees and expenses, approximately $2.9 billion of this authority has been used through December 31, 2008. The repurchases under these programs may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs (1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
October 1 through 31	6,038	$8.39	n/a	n/a
November 1 through 30	954	$6.36	n/a	n/a
December 1 through 31	1,320	$6.99	n/a	n/a

Total	8,312		n/a	n/a

(1)

These repurchases are made under provisions in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

(d)	Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG XEROX CORP, S&P 500 INDEX

AND S&P 500 INFORMATION TECHNOLOGY INDEX

SOURCE: Standard & Poor’s Investment Services

NOTES:	Graph assumes $100 invested on December 31, 2003 in Xerox Corp., the S&P 500 Index, and the S&P 500 Information Technology Index respectively, and assumes dividends are reinvested.

	Dec03	Dec04	Dec05	Dec06	Dec07	Dec08
Xerox Corporation	$100	$123	$106	$123	$118	$59
S&P 500 Index	100	111	116	135	142	90
S&P 500 Information Technology Index	100	103	104	112	131	74

The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be ‘soliciting material’ or to be ‘filed’ with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2008, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2008 Annual Report to Shareholders, is incorporated by reference in this Form 10-K.

Revenues

Income from continuing operations

Per-Share Data

Income from continuing operations – Basic and Diluted

Earnings – Basic and Diluted

Common stock dividends

Total Assets

Long-term debt

Liabilities to subsidiary trusts issuing preferred securities

Series C mandatory convertible preferred stock

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Xerox Corporation 2008 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Financial Risk Management,” in the Xerox Corporation 2008 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2008 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6, 7, 7A and 8, the Xerox Corporation 2008 Annual Report is not to be deemed filed as part of this Form 10-K.

The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2008 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have access to the Audit Committee.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2008, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and was accumulated and communicated to the Company’s Management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2008 Annual Report to Shareholders which is incorporated by reference in this Form 10-K.

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

Item 9B. Other Information

Executive Compensation

On February 12, 2009, the Compensation Committee of the Board of Directors of the Company took the following actions:

2008 and 2009 Annual Performance Incentive Plan (APIP)

The Compensation Committee approved the payments of cash awards under the Xerox 2004 Performance Incentive Plan (“2004 PIP”), as amended, for 2008 APIP. The measures on which awards are based for the 2008 fiscal year are set out on Exhibit 10(e)(16) attached hereto and the measures for awards for the first half of fiscal year 2009 are set out on Exhibit 10(e)(21) attached hereto. The Compensation Committee approved cash awards under the 2004 PIP for fiscal year 2008 to Anne M. Mulcahy, Chairman and Chief Executive Officer of the Company, Ursula M. Burns, President, Lawrence A. Zimmerman, Chief Financial Officer and certain other officers, including James A. Firestone and Jean-Noel Machon, our other two most highly compensated executive officers for fiscal year 2008 (collectively with Mrs. Mulcahy, the “Named Executive Officers”). The Compensation Committee approved a cash award of $990,000 to Mrs. Mulcahy, $554,688 to Ms. Burns, $355,250 to Mr. Zimmerman, $355,250 to Mr. Firestone, and $247,599 to Mr. Machon.

2006 E-LTIP Awards

The Compensation Committee determined that 13.33% of the performance shares granted under the 2006 Executive Long-Term Incentive Program (“2006 E-LTIP”) were earned based on the Company’s 2008 performance against the annual targets established for Earnings Per Share (“EPS”) and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(6). The number of shares earned for 2008 for each Named Executive Officer is as follows: Mrs. Mulcahy, 59,200 shares; Ms. Burns, 22,773 shares; Mr. Zimmerman, 14,573 shares; Mr. Firestone, 18,227 shares; and Mr. Machon, 9,120 shares.

The Compensation Committee also determined that an additional 35% of the 2006 original award amount was earned based on achievement of three-year cumulative performance results against the three-year targets established for EPS and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(6). The number of additional shares earned for each Named Executive Officer is as follows: Mrs. Mulcahy, 155,400 shares; Ms. Burns, 59,780 shares; Mr. Zimmerman, 38,255 shares; Mr. Firestone, 47,845 shares; and Mr. Machon, 23,940 shares. All performance shares earned under the 2006 E-LTIP will vest on April 1, 2009, and after such time, there will be no performance shares remaining under the 2006 E-LTIP for Named Executive Officers.

2007 E-LTIP Awards

The Compensation Committee determined that 13.33% of the performance shares granted under the 2007 Executive Long-Term Incentive Program (“2007 E-LTIP”) were earned based on the Company’s 2008 performance against the annual targets established for Earnings Per Share and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(12). The number of shares earned for 2008 for each Named Executive Officer is as follows: Mrs. Mulcahy, 65,013 shares; Ms. Burns, 18,480 shares; Mr. Zimmerman, 19,693 shares; Mr. Firestone, 14,787 shares; and Mr. Machon, 7,400 shares. Earned shares vest three years from their grant date.

2008 E-LTIP Awards

The Compensation Committee determined that no performance shares granted under the 2008 Executive Long-Term Incentive Program (“2008 E-LTIP”) were earned based on the Company’s 2008 performance against the annual targets established for Earnings Per Share and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(17).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (“2009 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 21, 2009. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2008.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2009 Proxy Statement.

The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 –Election of Directors” in our 2009 Proxy Statement.

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

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since

Anne M. Mulcahy*	56	Chairman and Chief Executive Officer	2002	1992

Ursula M. Burns*	50	President	2007	1997

Lawrence A. Zimmerman	66	Executive Vice President and Chief Financial Officer	2007	2002

James A. Firestone	54	Executive Vice President; President, Corporate Operations	2008	1998

Willem Appelo	44	Senior Vice President; President, Xerox Global Business and Services Group	2008	2004

Michael Stephen Cronin	55	Senior Vice President; President, Xerox Global Services	2008	2004

Don H. Liu	47	Senior Vice President; General Counsel and Secretary	2007	2007

Jean-Noel Machon	56	Senior Vice President; President, Developing Markets Operations	2004	2000

Armando Zagalo de Lima	50	Senior Vice President; President Xerox Europe	2004	2000

Quincy Allen	48	Vice President; President, Global Business & Strategic Marketing Group	2009	2004

Richard M. Dastin	49	Vice President; President, Global Product Delivery Group	2009	2008

Gary R. Kabureck	55	Vice President and Chief Accounting Officer	2003	2000

James H. Lesko	57	Vice President; Vice President, Investor Relations	2004	1993

Doug Lord	58	Vice President; President, North American Solutions Group	2008	2008

Russell Peacock	50	Vice President; President, North American Channels Group	2008	2007

Rhonda L. Seegal	58	Vice President and Treasurer	2003	2003

Leslie F. Varon	52	Vice President and Controller	2006	2001

*	Member of Xerox Board of Directors

Each officer named above, with the exception of, Don H. Liu, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

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

Item 11. Executive Compensation

The information included under the following captions under “Proposal 1-Election of Directors” in our 2009 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2008”, “Outstanding Equity Awards at 2008 Fiscal Year-End”, “Option Exercises and Stock Vested in 2008”, “Pension Benefits for the 2008 Fiscal Year”, “Nonqualified Deferred Compensation”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2009 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1– Election of Directors” in our 2009 definitive Proxy Statement.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1 – Election of Directors” in our 2009 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 – Election of Directors” in our 2009 definitive Proxy Statement.

Item 14. Principal Auditor Fees and Services

The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 – Ratification of Election of Independent Registered Public Accounting Firm” in our 2009 definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2008;

Consolidated Balance Sheets as of December 31, 2008 and 2007;

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008;

Consolidated Statements of Common Shareholders’ Equity for each of the years in the three-year period ended December 31, 2008;

Notes to Consolidated Financial Statements;

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule;

Schedule II – Valuation and qualifying accounts for the three years ended December 31, 2008; and

All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

(2)	Supplementary Data:

Quarterly Results of Operations (unaudited); and

Five Years in Review.

(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)    The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2009 Proxy Statement are preceded by an asterisk (*).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

By:	/S/ ANNE M. MULCAHY
Anne M. Mulcahy Chairman of the Board and Chief Executive Officer

February 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 13, 2009

Signature	Title

Principal Executive Officer:

/S/ ANNE M. MULCAHY Anne M. Mulcahy	Chairman of the Board, Chief Executive Officer and Director

Principal Financial Officer:

/S/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/S/ GARY R. KABURECK Gary R. Kabureck	Vice President and Chief Accounting Officer

/S/ GLENN A. BRITT Glenn A. Britt	Director

/S/ URSULA M. BURNS Ursula M. Burns	President and Director

/S/ RICHARD J. HARRINGTON Richard J. Harrington	Director

/S/ WILLIAM CURT HUNTER William Curt Hunter	Director

/S/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director

/S/ ROBERT A. MCDONALD Robert A. McDonald	Director

/S/ N. J. NICHOLAS, JR. N. J. Nicholas, Jr.	Director

/S/ CHARLES PRINCE Charles Prince	Director

/S/ ANN N. REESE Ann N. Reese	Director

/S/ MARY AGNES WILDEROTTER Mary Agnes Wilderotter	Director

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Xerox Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 13, 2009 appearing in the 2008 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 13, 2009

SCHEDULE II

Valuation and Qualifying Accounts

Year ended December 31, 2008, 2007 and 2006

(in millions)	Balance at beginning of period	Additions charged to bad debt provision(1)	Amounts (credited) charged to other income statement accounts(1)	Deductions and other, net of recoveries(2)	Balance at end of period
2008
Allowance for Losses on:
Accounts Receivable	$128	$64	$8	$(69)	$131
Finance Receivables	203	124	3	(132)	198

	$331	$188	$11	$(201)	$329

2007
Allowance for Losses on:
Accounts Receivable	$116	$55	$(1)	$(42)	$128
Finance Receivables	198	79	(2)	(72)	203

	$314	$134	$(3)	$(114)	$331

2006
Allowance for Losses on:
Accounts Receivable	$136	$36	$(9)	$(47)	$116
Finance Receivables	229	51	(2)	(80)	198

	$365	$87	$(11)	$(127)	$314

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

INDEX OF EXHIBITS

Document and Location

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009.

3(b)	By-Laws of Registrant, as amended through May 22, 2008.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

4(a)(1)	Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-44597, 33-49177 and 33-54629.

4(a)(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

4(a)(3)	Instrument of Resignation, Appointment and Acceptance dated as of July 30, 2008, among Registrant, Wilmington Trust Company, as prior trustee, Citibank,, N.A. as prior paying agent, registrar and issuing and paying agent, and The Bank of New York Mellon, as successor trustee, relating to the December 1991 Indenture.

4(b)(1)	Indenture dated as of September 20, 1996, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “September 1996 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-13179.

4(b)(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the September 1996 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

4(b)(3)	Instrument of Resignation, Appointment and Acceptance dated as of July 30, 2008, among Registrant, Wilmington Trust, as prior trustee, Citibank,, N.A. as prior paying agent, registrar and issuing and paying agent, and The Bank of New York Mellon, as successor trustee, relating to the September 1996 Indenture.

4(c)(1)	Indenture dated as of January 29, 1997, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) (“Bank One”), as trustee (the “January 1997 Indenture”), relating to Registrant’s Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”).

Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-24193.

4(c)(2)	Form of Certificate of Exchange relating to Junior Subordinated Debentures.

Incorporated by reference to Exhibit A to Exhibit 4.1 to Registration Statement No. 333-24193.

4(c)(3)	Certificate of Trust of Xerox Capital Trust I executed as of January 23, 1997.

Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-24193.

4(c)(4)	Amended and Restated Declaration of Trust of Xerox Capital Trust I dated as of January 29, 1997.

Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-24193.

INDEX OF EXHIBITS

4(c)(5)	Form of Exchange Capital Security Certificate for Xerox Capital Trust I.

Incorporated by reference to Exhibit A-1 to Exhibit 4.4 to Registration Statement No. 333-24193.

4(c)(6)	Series A Capital Securities Guarantee Agreement of Registrant dated as of January 29, 1997, relating to Series A Capital Securities of Xerox Capital Trust I.

Incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-24193.

4(c)(7)	Registration Rights Agreement dated January 29, 1997, among Registrant, Xerox Capital Trust I and the initial purchasers named therein.

Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.

4(c)(8)	Instrument of Resignation, Appointment and Acceptance dated as of November 30, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as successor Trustee, relating to the January 1997 Indenture.

Incorporated by reference to Exhibit (c)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4(d)(1)	Indenture dated as of April 21, 1998, between Registrant and Bank One, as trustee, relating to $1,012,198,000 principal amount at maturity of Registrant’s Convertible Subordinated Debentures due 2018 (the “April 1998 Indenture”).

Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement No. 333-59355.

4(d)(2)	Instrument of Resignation, Appointment and Acceptance dated as of July 26, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture (the “April 1998 Indenture Trustee Assignment”).

Incorporated by reference to Exhibit 4(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4(d)(3)	Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.

Incorporated by reference to Exhibit 4(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4(e)	Indenture dated as of October 2, 1995, between Xerox Credit Corporation (“XCC”) and State Street Bank and Trust Company (“State Street”), as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC’s Board of Directors or Executive Committee of the Board of Directors (the “XCC Indenture”).

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement Nos. 33-61481 and 333-29677.

4(f)(1)	Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

4(f)(2)	First Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

4(f)(3)	Form of Second Supplemental Indenture to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit (4)(b)(3) to Registrant’s Registration Statement No. 333-111623.

INDEX OF EXHIBITS

4(f)(4)	Form of Third Supplemental Indenture, dated as of March 20, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(6) to Registrant’s Current Report on Form 8-K dated March 20, 2006.

4(f)(5)	Form of Fourth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(7) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

4(f)(6)	Form of Fifth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(8) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

4(f)(7)	Form of Sixth Supplemental Indenture, dated as of May 17, 2007 to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Registration Statement No. 333-142900.

4(g)(1)	Form of Credit Agreement dated as of April 30, 2007 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).

Incorporated by reference to Exhibit 10(j) to Registrant’s Current Report on Form 8-K dated April 30, 2007.

4(g)(2)	Amendment No. 1 to Credit Agreement, dated as of October 27, 2008, among Registrant, the Lenders named therein, and Citibank, N.A., as agent for the Lenders.

4(h)	Master Demand Note dated December 10, 2003 between Registrant and Xerox Credit Corporation.

Incorporated by reference to Exhibit 4(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4(i)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

10	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2009 Proxy Statement are preceded by an asterisk (*).

*10(a)(1)	Registrant’s Form of Salary Continuance Agreement (with salary continuance) – December 2008.

*10(a)(2)	Registrant’s Form of Salary Continuance Agreement (without salary continuance) – December 2008.

*10(b)(1)	Registrant’s 1991 Long-Term Incentive Plan, as amended and restated December 4, 2007 (“1991 LTIP”).

Incorporated by reference to Exhibit 10(b)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(b)(2)	Form of Agreements under 1991 LTIP, as amended through July 12, 2007.

Incorporated by reference to Exhibit 10(b)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(b)(3)	Amendment dated December 4, 2007 to 1991 LTIP.

Incorporated by reference to Exhibit 10(b)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(c)(1)	Registrant’s 1996 Non-employee Director Stock Option Plan, as amended and restated December 5, 2007 (“1996 NDSOP”).

Incorporated by reference to Exhibit 10(c)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

INDEX OF EXHIBITS

10(c)(2)	Amendment dated December 5, 2007 to 1996 NDSOP.

Incorporated by reference to Exhibit 10(c)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(d)(1)	Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated December 5, 2007 (“2004 ECPNED”).

Incorporated by reference to Exhibit 10(d)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(d)(2)	Form of Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(3)	Form of Grant Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(4)	Form of DSU Deferral under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(4) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(5)	Amendment dated December 5, 2007 to 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(5) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(1)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 6, 2005 (“2004 PIP”).

Incorporated by reference to Exhibit 10(e)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(e)(2)	Form of 2005 Executive Long-Term Incentive Program Award Agreement under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(e)(3)	Form of 2005 Executive Long-Term Incentive Program Award Summary under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(e)(4)	Performance Elements for 2005 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(e)(6) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(e)(5)	Annual Performance Incentive Plan for 2006.

Incorporated by reference to Exhibit 10(e)(5) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(6)	Performance Elements for 2006 Executive Long-Term Incentive Program (“2006 ELTIP”).

Incorporated by reference to Exhibit 10(e)(6) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

INDEX OF EXHIBITS

*10(e)(7)	Form of Amendment to Agreements under 2004 PIP.

Incorporated by reference to Exhibit 10(e)(7) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

*10(e)(8)	Form of 2006 Executive Long-Term Incentive Program Award Summary under 2006 ELTIP.

Incorporated by reference to Exhibit 10(e)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(e)(9)	2006 Form of Executive Long-Term Incentive Program Award Agreement under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(9) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(e)(10)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of February 15, 2007 (“2007 PIP”).

Incorporated by reference to Exhibit 10(e)(10) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(11)	Annual Performance Incentive Plan for 2007.

Incorporated by reference to Exhibit 10(e)(11) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(12)	Performance Elements for 2007 Executive Long-Term Incentive Program (“2007 ELTIP”).

Incorporated by reference to Exhibit 10(e)(12) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(13)	Form of Executive Long-Term Incentive Program Award Summary under 2007 ELTIP.

Incorporated by reference to Exhibit 10(e)(13) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(14)	2007 Form of Executive Long-Term Incentive Program Award Agreement under the 2007 PIP.

Incorporated by reference to Exhibit 10(e)(14) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(15)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 4, 2007 (“2007-2 PIP”).

Incorporated by reference to Exhibit 10(e)(15) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(16)	Annual Performance Incentive Plan for 2008.

*10(e)(17)	Performance Elements for 2008 Executive Long-Term Incentive Program (“2008 ELTIP”).

Incorporated by reference to Exhibit 10(e)(17) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(18)	Form of Executive Long-Term Incentive Program Award Summary under 2008 ELTIP.

Incorporated by reference to Exhibit 10(e)(18) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(19)	2008 Form of Executive Long-Term Incentive Program Award Agreement under the 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(19) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

INDEX OF EXHIBITS

*10(e)(20)	Amendment dated December 4, 2007 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(20) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(21)	Annual Performance Incentive Plan for 2009.

*10(e)(22)	Amendment No. 1 dated December 17, 2008 to 2007-2 PIP.

*10(f)(1)	2008 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through February 12, 2008 (“2008 URIGP”).

*10(f)(2)	Amendment No. 1 to 2008 URIGP.

*10(g)(1)	2004 Restatement of Registrant’s Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2007 USERP”).

Incorporated by reference to Exhibit 10(g)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(g)(2)	Amendment dated December 4, 2007 to Registrant’s 2007 USERP.

Incorporated by reference to Exhibit 10(g)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(g)(3)	Amendment No. 1 dated December 11, 2008 to Registrant’s 2007 USERP.

10(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors, as amended through February 4, 2002.

Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(i)(1)	Form of Severance Letter Agreement entered into with various executive officers, effective October 12, 2007 (“2007 Severance Letter”).

Incorporated by reference to Exhibit 10(i)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(i)(2)	Amendment dated December 4, 2008 to 2007 Severance Letter.

Incorporated by reference to Exhibit 10(i)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

*10(i)(3)	Amendment dated December 17, 2008 to 2007 Severance Letter.

*10(j)(1)	Registrant’s Universal Life Plan effective July 1, 2003.

Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(j)(2)	Amendment No. 3 to Registrant’s Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006.

10(k)(1)	Registrant’s Deferred Compensation Plan for Directors, as amended and restated December 5, 2007 (“DCPD”).

Incorporated by reference to Exhibit 10(k)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(k)(2)	Amendment dated December 5, 2007 to DCPD.

Incorporated by reference to Exhibit 10(k)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

INDEX OF EXHIBITS

*10(l)	Registrant’s Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.

Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

*10(m)	Registrant’s 1998 Employee Stock Option Plan, as amended through October 9, 2000. (This document was previously filed in 2001 and is being re-filed in order to comply with SEC rules regarding incorporation by reference).

10(n)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(o)	Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant. (This Agreement was previously filed in 2002 and is being re-filed in order to comply with SEC rules regarding incorporation by reference).

10(p)	Amended and Restated Loan Agreement dated as of October 21, 2002 between Xerox Lease Funding LLC and General Electric Capital Corporation. (This Agreement was previously filed in 2003 and is being re-filed in order to comply with SEC rules regarding incorporation by reference).

*10(q)	Form of Cash Retention Agreement entered into with various executive officers during 2003.

Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10(r)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Registrant.

10(s)	2006 Technology Agreement, effective as of April 1, 2006, by and between Registrant and Fuji Xerox Co., Ltd.

Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 9, 2006.**

12	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

13	Registrant’s 2008 Annual Report to Shareholders.

21	Subsidiaries of Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1	Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

**	Pursuant to the Freedom of Information Act and/or a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.