Form 10-K/A
period 2008-12-31
XEROX CORP
filed 2009-03-13
CIK 108772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT 1

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

None

lndicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

lndicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

lndicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

lndicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K.  ☐

lndicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

lndicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2008 was: $11,827,485,514.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2009
Common Stock, $1 par value	864,785,853 Shares

Explanatory Note: This amendment is being filed to revise and clarify the disclosure regarding 2006 E-LTIP Awards that appears in Part II, Item 9B of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

PART II

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

2006 E-LTIP Awards

The Compensation Committee determined that all shares granted under the 2006 Executive Long-Term Incentive Program (“2006 E-LTIP”), plus an additional 35% above the original grant amount, were earned based on the Company’s three-year cumulative 2006, 2007 and 2008 performance against the three-year cumulative targets established for Earnings Per Share (“EPS”) and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(6). The total number of shares earned for the three-year cumulative performance period ended December 31, 2008 that shall vest on April 1, 2009 for each Named Executive Officer is as follows: Mrs. Mulcahy, 599,400 shares; Ms. Burns, 230,580 shares; Mr. Zimmerman, 147,555 shares; Mr. Firestone, 184,545 shares; and Mr. Machon, 92,340 shares. Included in these share amounts are shares that were previously earned for having met the annual targets established under the 2006 E-LTIP and previously disclosed for each Named Executive Officer as follows: Mrs. Mulcahy, 148,000 shares in each of 2007 and 2006; Ms. Burns, 56,933 shares in each of 2007 and 2006; Mr. Zimmerman, 36,433 shares in each of 2007 and 2006; Mr. Firestone, 45,567 shares in each of 2007 and 2006; and Mr. Machon, 22,800 shares in each of 2007 and 2006.

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
Gary R. Kabureck Vice President and Chief Accounting Officer

March 13, 2009

INDEX OF EXHIBITS

Document and Location

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009. [1]

3(b)	By-Laws of Registrant, as amended through May 22, 2008.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

4(a)(1)	Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-44597, 33-49177 and 33-54629.

4(a)(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

4(a)(3)	Instrument of Resignation, Appointment and Acceptance dated as of July 30, 2008, among Registrant, Wilmington Trust Company, as prior trustee, Citibank, N.A. as prior paying agent, registrar and issuing and paying agent, and The Bank of New York Mellon, as successor trustee, relating to the December 1991 Indenture. [1]

4(b)(1)	Indenture dated as of September 20, 1996, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “September 1996 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registration Statement No. 333-13179.

4(b)(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the September 1996 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

4(b)(3)	Instrument of Resignation, Appointment and Acceptance dated as of July 30, 2008, among Registrant, Wilmington Trust, as prior trustee, Citibank, N.A. as prior paying agent, registrar and issuing and paying agent, and The Bank of New York Mellon, as successor trustee, relating to the September 1996 Indenture. [1]

4(c)(1)	Indenture dated as of January 29, 1997, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) (“Bank One”), as trustee (the “January 1997 Indenture”), relating to Registrant’s Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”).

Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-24193.

4(c)(2)	Form of Certificate of Exchange relating to Junior Subordinated Debentures.

Incorporated by reference to Exhibit A to Exhibit 4.1 to Registration Statement No. 333-24193.

4(c)(3)	Certificate of Trust of Xerox Capital Trust I executed as of January 23, 1997.

Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-24193.

4(c)(4)	Amended and Restated Declaration of Trust of Xerox Capital Trust I dated as of January 29, 1997.

Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-24193.

4(c)(5)	Form of Exchange Capital Security Certificate for Xerox Capital Trust I.

Incorporated by reference to Exhibit A-1 to Exhibit 4.4 to Registration Statement No. 333-24193.

4(c)(6)	Series A Capital Securities Guarantee Agreement of Registrant dated as of January 29, 1997, relating to Series A Capital Securities of Xerox Capital Trust I.

Incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-24193.

4(c)(7)	Registration Rights Agreement dated January 29, 1997, among Registrant, Xerox Capital Trust I and the initial purchasers named therein.

Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.

4(c)(8)	Instrument of Resignation, Appointment and Acceptance dated as of November 30, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as successor Trustee, relating to the January 1997 Indenture.

Incorporated by reference to Exhibit (c)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4(d)(1)	Indenture dated as of April 21, 1998, between Registrant and Bank One, as trustee, relating to $1,012,198,000 principal amount at maturity of Registrant’s Convertible Subordinated Debentures due 2018 (the “April 1998 Indenture”).

Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement No. 333-59355.

4(d)(2)	Instrument of Resignation, Appointment and Acceptance dated as of July 26, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture (the “April 1998 Indenture Trustee Assignment”).

Incorporated by reference to Exhibit 4(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4(d)(3)	Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.

Incorporated by reference to Exhibit 4(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4(e)	Indenture dated as of October 2, 1995, between Xerox Credit Corporation (“XCC”) and State Street Bank and Trust Company (“State Street”), as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC’s Board of Directors or Executive Committee of the Board of Directors (the “XCC Indenture”).

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement Nos. 33-61481 and 333-29677.

4(f)(1)	Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

4(f)(2)	First Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

4(f)(3)	Form of Second Supplemental Indenture to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit (4)(b)(3) to Registrant’s Registration Statement No. 333-111623.

4(f)(4)	Form of Third Supplemental Indenture, dated as of March 20, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(6) to Registrant’s Current Report on Form 8-K dated March 20, 2006.

4(f)(5)	Form of Fourth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(7) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

4(f)(6)	Form of Fifth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(8) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

4(f)(7)	Form of Sixth Supplemental Indenture, dated as of May 17, 2007 to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Registration Statement No. 333-142900.

4(g)(1)	Form of Credit Agreement dated as of April 30, 2007 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).

Incorporated by reference to Exhibit 10(j) to Registrant’s Current Report on Form 8-K dated April 30, 2007.

4(g)(2)	Amendment No. 1 to Credit Agreement, dated as of October 27, 2008, among Registrant, the Lenders named therein, and Citibank, N.A., as agent for the Lenders. [1]

4(h)	Master Demand Note dated December 10, 2003 between Registrant and Xerox Credit Corporation.

Incorporated by reference to Exhibit 4(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4(i)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

10	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2009 Proxy Statement are preceded by an asterisk (*).

*10(a)(1)	Registrant’s Form of Salary Continuance Agreement (with salary continuance) – December 2008[1].

*10(a)(2)	Registrant’s Form of Salary Continuance Agreement (without salary continuance) – December 2008. [1]

*10(b)(1)	Registrant’s 1991 Long-Term Incentive Plan, as amended and restated December 4, 2007 (“1991 LTIP”).

Incorporated by reference to Exhibit 10(b)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(b)(2)	Form of Agreements under 1991 LTIP, as amended through July 12, 2007.

Incorporated by reference to Exhibit 10(b)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(b)(3)	Amendment dated December 4, 2007 to 1991 LTIP.

Incorporated by reference to Exhibit 10(b)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(c)(1)	Registrant’s 1996 Non-employee Director Stock Option Plan, as amended and restated December 5, 2007 (“1996 NDSOP”).

Incorporated by reference to Exhibit 10(c)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(c)(2)	Amendment dated December 5, 2007 to 1996 NDSOP.

Incorporated by reference to Exhibit 10(c)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(d)(1)	Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated December 5, 2007 (“2004 ECPNED”).

Incorporated by reference to Exhibit 10(d)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(d)(2)	Form of Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(3)	Form of Grant Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(4)	Form of DSU Deferral under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(4) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(5)	Amendment dated December 5, 2007 to 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(5) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(1)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 6, 2005 (“2004 PIP”).

Incorporated by reference to Exhibit 10(e)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(e)(2)	Form of 2005 Executive Long-Term Incentive Program Award Agreement under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(e)(3)	Form of 2005 Executive Long-Term Incentive Program Award Summary under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(e)(4)	Performance Elements for 2005 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(e)(6) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(e)(5)	Annual Performance Incentive Plan for 2006.

Incorporated by reference to Exhibit 10(e)(5) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(6)	Performance Elements for 2006 Executive Long-Term Incentive Program (“2006 ELTIP”).

Incorporated by reference to Exhibit 10(e)(6) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(e)(7)	Form of Amendment to Agreements under 2004 PIP.

Incorporated by reference to Exhibit 10(e)(7) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

*10(e)(8)	Form of 2006 Executive Long-Term Incentive Program Award Summary under 2006 ELTIP.

Incorporated by reference to Exhibit 10(e)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(e)(9)	2006 Form of Executive Long-Term Incentive Program Award Agreement under the 2004 PIP.

Incorporated by reference to Exhibit 10(e)(9) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(e)(10)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of February 15, 2007 (“2007 PIP”).

Incorporated by reference to Exhibit 10(e)(10) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(11)	Annual Performance Incentive Plan for 2007.

Incorporated by reference to Exhibit 10(e)(11) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(12)	Performance Elements for 2007 Executive Long-Term Incentive Program (“2007 ELTIP”).

Incorporated by reference to Exhibit 10(e)(12) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(13)	Form of Executive Long-Term Incentive Program Award Summary under 2007 ELTIP.

Incorporated by reference to Exhibit 10(e)(13) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(14)	2007 Form of Executive Long-Term Incentive Program Award Agreement under the 2007 PIP.

Incorporated by reference to Exhibit 10(e)(14) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(15)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 4, 2007 (“2007-2 PIP”).

Incorporated by reference to Exhibit 10(e)(15) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(16)	Annual Performance Incentive Plan for 2008. [1]

*10(e)(17)	Performance Elements for 2008 Executive Long-Term Incentive Program (“2008 ELTIP”).

Incorporated by reference to Exhibit 10(e)(17) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(18)	Form of Executive Long-Term Incentive Program Award Summary under 2008 ELTIP.

Incorporated by reference to Exhibit 10(e)(18) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(19)	2008 Form of Executive Long-Term Incentive Program Award Agreement under the 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(19) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(20)	Amendment dated December 4, 2007 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(20) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(21)	Annual Performance Incentive Plan for 2009. [1]

*10(e)(22)	Amendment No. 1 dated December 17, 2008 to 2007-2 PIP. [1]

*10(f)(1)	2008 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through February 12, 2008 (“2008 URIGP”). [1]

*10(f)(2)	Amendment No. 1 to 2008 URIGP. [1]

*10(g)(1)	2004 Restatement of Registrant’s Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2007 USERP”).

Incorporated by reference to Exhibit 10(g)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(g)(2)	Amendment dated December 4, 2007 to Registrant’s 2007 USERP.

Incorporated by reference to Exhibit 10(g)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(g)(3)	Amendment No. 1 dated December 11, 2008 to Registrant’s 2007 USERP. [1]

10(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors, as amended through February 4, 2002.

Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(i)(1)	Form of Severance Letter Agreement entered into with various executive officers, effective October 12, 2007 (“2007 Severance Letter”).

Incorporated by reference to Exhibit 10(i)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(i)(2)	Amendment dated December 4, 2007 to 2007 Severance Letter.

Incorporated by reference to Exhibit 10(i)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

*10(i)(3)	Amendment dated December 17, 2008 to 2007 Severance Letter. [1]

*10(j)(1)	Registrant’s Universal Life Plan effective July 1, 2003.

Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(j)(2)	Amendment No. 3 to Registrant’s Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006.

10(k)(1)	Registrant’s Deferred Compensation Plan for Directors, as amended and restated December 5, 2007 (“DCPD”).

Incorporated by reference to Exhibit 10(k)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(k)(2)	Amendment dated December 5, 2007 to DCPD.

Incorporated by reference to Exhibit 10(k)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

*10(l)	Registrant’s Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.

Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

*10(m)	Registrant’s 1998 Employee Stock Option Plan, as amended through October 9, 2000. (This document was previously filed in 2001 and is being re-filed in order to comply with SEC rules regarding incorporation by reference). [1]

10(n)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(o)	Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant. (This Agreement was previously filed in 2002 and is being re-filed in order to comply with SEC rules regarding incorporation by reference). [1]

10(p)	Amended and Restated Loan Agreement dated as of October 21, 2002 between Xerox Lease Funding LLC and General Electric Capital Corporation. (This Agreement was previously filed in 2003 and is being re-filed in order to comply with SEC rules regarding incorporation by reference). [1]

*10(q)	Form of Cash Retention Agreement entered into with various executive officers during 2003.

Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10(r)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Registrant. [1]

10(s)	2006 Technology Agreement, effective as of April 1, 2006, by and between Registrant and Fuji Xerox Co., Ltd.

Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 9, 2006.**

12	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. [1]

13	Registrant’s 2008 Annual Report to Shareholders. [1]

21	Subsidiaries of Registrant. [1]

23	Consent of PricewaterhouseCoopers LLP. [1]

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1	Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

**	Pursuant to the Freedom of Information Act and/or a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.
[1]	Previously filed.