Form 10-Q
period 2009-03-31
XEROX CORP
filed 2009-04-30
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding at March 31, 2009
Common Stock, $1 par value	864,786,552 shares

Forward-Looking Statements

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the unprecedented volatility in the global economy; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations, including savings from restructuring actions; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2008 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION

Form 10-Q

March 31, 2009

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I, ITEM 1—FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (1)

(in millions, except per-share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Sales	$1,494	$2,013
Service, outsourcing and rentals	1,880	2,113
Finance income	180	209

Total Revenues	3,554	4,335

Costs and Expenses
Cost of sales	1,004	1,319
Cost of service, outsourcing and rentals	1,100	1,231
Equipment financing interest	69	80
Research, development and engineering expenses	204	221
Selling, administrative and general expenses	1,004	1,124
Restructuring and asset impairment charges	(2)	3
Other expenses, net	97	866

Total Costs and Expenses	3,476	4,844

Income (Loss) before Income Taxes and Equity Income	78	(509)
Income tax expense (benefit)	19	(246)
Equity in net (loss) income of unconsolidated affiliates	(10)	28

Net Income (Loss)	49	(235)
Less: Net Income attributable to noncontrolling interests	7	9

Net Income (Loss) Attributable to Xerox Corporation	$42	$(244)

Basic Earnings (Loss) per Share	$0.05	$(0.27)
Diluted Earnings (Loss) per Share	$0.05	$(0.27)

(1)	See Note 1, “Basis of Presentation” for a discussion of the change in presentation of Noncontrolling Interests.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (1)

(in millions, except share data in thousands)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$549	$1,229
Accounts receivable, net	1,930	2,184
Billed portion of finance receivables, net	257	254
Finance receivables, net	2,326	2,461
Inventories	1,295	1,232
Other current assets	725	790

Total current assets	7,082	8,150
Finance receivables due after one year, net	4,379	4,563
Equipment on operating leases, net	566	594
Land, buildings and equipment, net	1,380	1,419
Investments in affiliates, at equity	947	1,080
Intangible assets, net	635	610
Goodwill	3,275	3,182
Deferred tax assets, long-term	1,667	1,692
Other long-term assets	1,109	1,157

Total Assets	$21,040	$22,447

Liabilities and Equity
Short-term debt and current portion of long-term debt	$641	$1,610
Accounts payable	1,282	1,446
Accrued compensation and benefits costs	561	625
Other current liabilities	1,368	1,769

Total current liabilities	3,852	5,450
Long-term debt	7,258	6,774
Liability to subsidiary trust issuing preferred securities	648	648
Pension and other benefit liabilities	1,747	1,747
Post-retirement medical benefits	879	896
Other long-term liabilities	587	574

Total Liabilities	14,971	16,089

Common stock, including additional paid-in-capital	3,330	3,313
Retained earnings	5,345	5,341
Accumulated other comprehensive loss	(2,730)	(2,416)

Xerox Shareholders’ Equity	5,945	6,238
Noncontrolling Interests	124	120

Total Equity	6,069	6,358

Total Liabilities and Equity	$21,040	$22,447

Shares of common stock issued and outstanding	864,787	864,777

(1)	See Note 1, “Basis of Presentation” for a discussion of the change in presentation of Noncontrolling Interests.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income (loss) attributable to Xerox Corporation	$42	$(244)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	169	145
Provisions for receivables and inventory	84	49
Net gain on sales of businesses and assets	(2)	(7)
Undistributed equity in net loss (income) of unconsolidated affiliates	10	(27)
Stock-based compensation	17	20
Provision for litigation, net	2	795
Payments for securities litigation, net	(28)	—
Payments for restructurings	(87)	(37)
Contributions to pension benefit plans	(28)	(35)
Decrease (increase) in accounts receivable and billed portion of finance receivables	167	(28)
Increase in inventories	(105)	(129)
Increase in equipment on operating leases	(63)	(77)
Decrease in finance receivables	113	124
Decrease (increase) in other current and long-term assets	17	(34)
Decrease in accounts payable and accrued compensation	(168)	(183)
Decrease in other current and long-term liabilities	(105)	(23)
Net change in income tax assets and liabilities	2	(300)
Net change in derivative assets and liabilities	(40)	23
Other, net	25	20

Net cash provided by operating activities	22	52

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(37)	(44)
Proceeds from sales of land, buildings and equipment	3	9
Cost of additions to internal use software	(28)	(27)
Acquisitions, net of cash acquired	(145)	(4)
Net change in escrow and other restricted investments	—	1

Net cash used in investing activities	(207)	(65)

Cash Flows from Financing Activities:
Net debt payments on secured financings	(25)	(88)
Net (payments) proceeds on other debt	(417)	246
Common stock dividends	(37)	(40)
Payments to acquire treasury stock, including fees	—	(335)
Repurchases related to stock-based compensation	—	(32)
Other, net	(3)	(1)

Net cash used in financing activities	(482)	(250)

Effect of exchange rate changes on cash and cash equivalents	(13)	6

Decrease in cash and cash equivalents	(680)	(257)
Cash and cash equivalents at beginning of period	1,229	1,099

Cash and cash equivalents at end of period	$549	$842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per-share data and where otherwise noted)

Note 1—Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2008 Annual Report to Shareholders, which is incorporated by reference in our 2008 Annual Report on Form 10-K (“2008 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2008 Annual Report.

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

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which changed the presentation requirements for noncontrolling (minority) interests. Refer to Note 2 Recent Accounting Pronouncements – “Business Combinations and Noncontrolling Interests” for more information.

Note 2—Recent Accounting Pronouncements

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. We adopted FAS 157 for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption of FAS 157, which primarily affected the valuation of our derivative contracts, did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

We have elected to early adopt these FSPs effective March 31, 2009. The adoption of these FSPs did not have a material effect on our financial condition or results of operations.

Business Combinations and Noncontrolling Interests

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. We adopted FAS 141(R) effective January 1, 2009 and it applies to all business combinations prospectively from that date. The impact of FAS 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). This FSP amends the accounting in FAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, FSP FAS 141(R)-1 requires measurement based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP FAS 141(R)-1 is effective as of January 1, 2009 in connection with the adoption of FAS 141(R).

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 requires companies to present noncontrolling (minority) interests as equity (as opposed to a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, FAS 160 requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted FAS 160 effective January 1, 2009, and it applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements of FAS 160 were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $120 from Other long-term liabilities to equity in the December 31, 2008 balance sheet.

Other Accounting Changes

In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). This FSP expands the disclosure set forth in SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets and (3) significant concentrations of risk. Additionally, FSP FAS 132(R)-1 requires an employer to disclose information about the valuation of plan assets similar to that required under FAS 157. The standard is effective for our fiscal year ending December 31, 2009. The principal impact from this FSP will be to require us to expand our disclosures regarding our benefit plan assets.

Note 3—Segment Reporting

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

The segment classified as Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper sales), Value-Added Services, Wide Format Systems, Xerox Technology Enterprises, royalty and licensing revenues, GIS network integration solutions and electronic presentation systems, equity net income and non-allocated Corporate items. Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity in net income (loss) from Fuji Xerox, and certain costs which have not been allocated to the Production and Office segments, including non-financing interest as well as other items included in Other expenses, net.

Operating segment revenues and profitability for the three months ended March 31, 2009 and 2008 were as follows:

	Production	Office	Other	Total
2009
Segment revenues	$1,053	$2,011	$490	$3,554

Segment profit (loss)	$40	$138	$(90)	$88

2008
Segment revenues	$1,271	$2,447	$617	$4,335

Segment profit (loss)	$101	$265	$(40)	$326

	Three Months Ended March 31,
Reconciliation to pre-tax income (loss)	2009	2008
Segment profit	$88	$326
Reconciling items:
Restructuring and asset impairment charges	2	(3)
Restructuring charges of Fuji Xerox	(22)	(10)
Litigation matters(1)	—	(795)
Equity in net loss (income) of unconsolidated affiliates	10	(28)
Other	—	1

Pre-tax income (loss)	$78	$(509)

(1)

The 2008 litigation matters represent the provision for the Carlson v. Xerox Corporation court approved settlement, as well as provisions for other securities-related cases, net of insurance recoveries.

Note 4—Acquisition

In February 2009, Global Imaging Systems, Inc. (“GIS”) acquired ComDoc, Inc. (“ComDoc”) for approximately $145 in cash. ComDoc is one of the larger independent dealers in the U.S. and expands GIS’s coverage in Ohio, Pennsylvania, New York and West Virginia. This acquisition continues GIS’s expansion of a national network of office technology suppliers to serve its growing base of small and mid-size businesses. The operating results of ComDoc are not material to our financial statements and are included within our Office segment from the date of acquisition. The purchase price was primarily allocated to intangible assets and goodwill based on third-party valuations and management’s estimates.

Note 5—Inventories

The following is a summary of Inventories by major category:

	March 31, 2009	December 31, 2008
Finished goods	$1,100	$1,044
Work-in-process	77	80
Raw materials	118	108

Total Inventories	$1,295	$1,232

Note 6—Investment in Fuji Xerox and Other Unconsolidated Affiliates

Our equity in net (loss) income of our unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2009	2008
Fuji Xerox	$(12)	$26
Other investments	2	2

Total Equity in Net (Loss) Income of Unconsolidated Affiliates	$(10)	$28

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended March 31,
	2009	2008
Summary of Operations:
Revenues	$2,670	$3,033
Cost and expenses	2,763	2,822

(Loss) income before income taxes	(93)	211
Income tax (benefit) expense	(52)	83
Minorities’ interests	—	2

Net (Loss) Income	$(41)	$126

Equity in net (loss) income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity (loss) income for first quarter 2009 and 2008 includes after-tax restructuring charges of $22 and $10, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.

Note 7—Restructuring Programs

Information related to restructuring program activity during the three months ended March 31, 2009 is outlined below.

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance December 31, 2008	$320	$32	$352
Restructuring provision	10	3	13
Reversals of prior accruals	(14)	(1)	(15)

Net current period charges(1)	(4)	2	(2)
Charges against reserve and currency	(93)	(4)	(97)

Balance March 31, 2009	$223	$30	$253

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2009	2008
Charges to reserve, all programs	$(97)	$(35)
Effects of foreign currency and other non-cash	10	(2)

Cash payments for restructurings	$(87)	$(37)

Note 8—Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended March 31,
	2009	2008
Interest expense(1)	$130	$134
Interest income(2)	$185	$221

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 9—Financial Instruments

Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. As of March 31, 2009 and December 31, 2008, pay variable/receive fixed interest rate swaps with notional amounts of $650 and $675 and net asset fair values of $4 and $53, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2009 or 2008.

The following is a summary of our fair value hedges at March 31, 2009:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Notes due 2012	2009	$250	$1	4.20%	5.50%	Libor	2012
Senior Notes due 2013	2009	400	3	3.89%	5.65%	Libor	2013

Total		$650	$4

Cash Flow Hedges

We have pay fixed/receive variable interest rate swaps with notional amounts of $150 and a net liability fair value of $2 at March 31, 2009 and December 31, 2008, that were designated and accounted for as cash flow hedges. These swaps were structured to hedge the LIBOR interest rate of the floating Senior Notes due 2009 by converting it from a variable rate instrument to a fixed rate instrument. No ineffective portion was recorded to earnings for the three months ended March 31, 2009, and all components of the derivative gain or loss was included in the assessment of hedged effectiveness.

Terminated Swaps

During the three months ended March 31, 2009, interest rate swaps which had been designated as fair value hedges of certain debt instruments were terminated. These terminated interest rate swaps had an aggregate notional value of $675. The associated net fair value adjustment of $(34) to the debt instruments is being amortized to interest income over the remaining term of the related notes.

Foreign Exchange Risk Management

We use certain derivative instruments to manage the exposures associated with the foreign currency exchange risks discussed below.

Foreign Currency Denominated Assets and Liabilities

We generally utilize forward foreign exchange contracts and purchased option contracts to hedge these exposures. Changes in the value of these currency derivatives are recorded in earnings together with the offsetting foreign exchange gains and losses on the underlying assets and liabilities.

Forecasted Purchases and Sales in Foreign Currency

We generally utilize forward foreign exchange contracts and purchased option contracts to hedge these anticipated transactions. These contracts generally mature in six months or less. A portion of these contracts are designated as cash-flow hedges.

At March 31, 2009, we had outstanding forward exchange and purchased option contracts with gross notional values of $1.74 billion, which is reflective of the amounts that are normally outstanding at any point during the year. The following is a summary of the primary hedging positions and corresponding fair values held as of March 31, 2009:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
U.K. Pound Sterling/Euro	$475	$(9)
Euro/U.S. Dollar	15	—
U.S. Dollar/Euro	149	2
Swedish Kronor/Euro	99	—
Swiss Franc/Euro	170	(4)
Japanese Yen/U.S. Dollar	241	(6)

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Japanese Yen/Euro	182	(10)
Euro/U.K. Pound Sterling	32	—
U.S. Dollar/Canadian Dollar	16	—
Canadian Dollar/Euro	139	5
Canadian Dollar/U.S. Dollar	73	(2)
All Other	150	1

Total	$1,741	$(23)

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at March 31, 2009.

Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency denominated inventory purchases and sales. The changes in fair value for these contracts were reported in Accumulated other comprehensive loss and reclassified to Cost of sales and Revenue in the period or periods during which the related inventory was sold to a third party. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of March 31, 2009, the net liability fair value of these contracts was $7.

The following tables provide a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments	Other long-term assets:
	Interest rate swaps	$4	$53

	Other current liabilities:
	Interest rate swaps	$2	$2
	Foreign exchange contracts – forwards	7	1

	Total	$9	$3

Derivatives NOT designated as hedging instruments	Other current assets:
	Foreign exchange contracts – forwards	$13	$39

	Other current liabilities:
	Foreign exchange contracts – forwards	$29	$131

	Total Derivative Assets	$17	$92
	Total Derivative Liabilities	38	134

	Total Net Derivative Liability	$21	$42

The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized in Income Three Months Ended March 31,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended March 31,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$14	$31	$(14)	$(31)

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended March 31,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended March 31,
	2009	2008		2009	2008
Interest rate contracts	$—	$(3)	Interest expense	$—	$—
Foreign exchange contracts – forwards	5	—	Cost of sales	5	—

Total Cash Flow Hedges	$5	$(3)		$5	$—

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness.

The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives Not designated as hedging instruments	Location of Derivative Gain (Loss)	Three Months Ended March 31,
		2009	2008
Foreign exchange contracts – forwards	Other expense	$8	$(14)
Foreign exchange contracts – options	Other expense	—	(1)

	Total Non-Designated Derivatives	$8	$(15)

Fair Value of Financial Assets and Liabilities

The following table represents assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$17	$—	$17	$—

Derivative Liabilities	$38	$—	$38	$—

We utilize the income approach to measure fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices, and therefore are classified as level 2.

The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$549	$549	$1,229	$1,229
Accounts receivable, net	1,930	1,930	2,184	2,184
Short-term debt	641	633	1,610	1,593
Long-term debt	7,258	6,151	6,774	5,918
Liability to subsidiary trust issuing preferred securities	648	467	648	555

The fair value amounts for Cash and cash equivalents and Accounts receivable, net approximate carrying amounts due to the short maturities of these instruments. The fair value of Short and Long-term debt, as well as our Liability to subsidiary trust issuing preferred securities, was estimated based on quoted market prices for publicly traded securities or on the current rates offered to us for debt of similar maturities. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Note 10—Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Three Months Ended March 31,
	Pension Benefits		Retiree Health
	2009	2008	2009	2008
Service cost	$44	$55	$2	$4
Interest cost	121	144	15	22
Expected return on plan assets	(124)	(165)	—	—
Recognized net actuarial loss	5	10	—	1
Amortization of prior service credit	(5)	(5)	(10)	(3)
Recognized settlement loss	15	8	—	—

Net periodic benefit cost	56	47	7	24

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of net prior service credit	5	5	10	3
Net actuarial losses	(20)	(18)	—	(1)

Total recognized in Other comprehensive income(1)	(15)	(13)	10	2

Total recognized in Net periodic benefit cost and Other comprehensive income	$41	$34	$17	$26

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The amount, net of tax, is included within Note 11, “Shareholders’ Equity.”

During the three months ended March 31, 2009, we made contributions of $28 and $30 to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $77 to our pension plans and $78 to our other post-retirement benefit plans in 2009 for a total of $105 for pension plans and $108 for other post-retirement benefit plans.

Note 11—Shareholders’ Equity

	March 31, 2009	December 31, 2008
Common stock	$866	$866
Additional paid-in-capital	2,464	2,447
Retained earnings	5,345	5,341
Accumulated other comprehensive loss	(2,730)	(2,416)

Xerox Shareholders’ Equity	5,945	6,238
Noncontrolling interests	124	120

Total Equity	$6,069	$6,358

The following is a summary of the changes in equity:

	Three months ended March 31,
	2009			2008
	Xerox Shareholders’ Equity	Noncontrolling Interests	Total Equity	Xerox Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, Beginning of Period	$6,238	$120	$6,358	$8,588	$103	$8,691

Net income (loss)	42	7	49	(244)	9	(235)
Translation adjustments	(274)	—	(274)	235	—	235
Change in accounting principles	—	—	—	(16)	—	(16)
Changes in defined benefit plans (1)	(35)	—	(35)	(23)	—	(23)
Other unrealized losses	(5)	—	(5)	(3)	—	(3)

Comprehensive (loss) income	(272)	7	(265)	(51)	9	(42)
Stock option and incentive plans, net	17	—	17	(9)	—	(9)
Payments to acquire Treasury stock	—	—	—	(335)	—	(335)
Cash dividends on Common stock	(38)	—	(38)	(39)	—	(39)
Distributions to Noncontrolling interests	—	(3)	(3)	—	(4)	(4)
Other	—	—	—	1	—	1

Equity, End of Period	$5,945	$124	$6,069	$8,155	$108	$8,263

(1)	2009 amount includes currency impacts of $17 and our share of Fuji Xerox $(56). 2008 amount includes currency impacts of $(1) and our share of Fuji Xerox $(35).

In the first quarter of 2009, there were no increases or decreases to Xerox’s Additional paid-in-capital for purchases or sales of existing noncontrolling interests.

Treasury Stock

We did not purchase any common stock during the first quarter of 2009 under our stock repurchase programs as described in our 2008 Annual Report. Through March 31, 2009, we have repurchased a cumulative total of 194.1 million shares at a cost of $2,945 (including associated fees of $4) under these stock repurchase programs.

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is composed of the following as of March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008
Cumulative translation adjustments	$(1,669)	$(1,395)
Benefit plans net actuarial losses and prior service credits (includes our share of Fuji Xerox)	(1,056)	(1,021)
Other unrealized loss	(5)	—

Total Accumulated Other Comprehensive Loss	$(2,730)	$(2,416)

Note 12—Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2009	2008
Basic Earnings (Loss) per Share:
Net income (loss) attributable to Xerox Corporation	$42	$(244)

Weighted average common shares outstanding	866,944	910,862

Basic Earnings (Loss) per Share	$0.05	$(0.27)

Diluted Earnings (Loss) per Share:
Net income (loss) attributable to Xerox Corporation	$42	$(244)
Interest on Convertible securities, net	—	—

Adjusted Net income (loss) available to common shareholders	$42	$(244)

Weighted average common shares outstanding	866,944	910,862
Common shares issuable with respect to:
Stock options	319	—
Restricted stock and performance shares	10,589	—
Convertible securities	—	—

Adjusted weighted average common shares outstanding	877,852	910,862

Diluted Earnings (Loss) per Share	$0.05	$(0.27)

Dividends per Common Share	$0.0425	$0.0425

The computation of diluted earnings per share for the three months ended March 31, 2009 and 2008 did not include the effects of 50 million shares and 37 million shares, respectively, because to do so would have been anti-dilutive. The 37 million shares in 2008 included 15 million shares which were anti-dilutive as a result of the net loss in the period.

Note 13—Contingencies

Brazil Tax and Labor Contingencies

Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of March 31, 2009, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $876, with the increase from December 31, 2008 balance of approximately $839 primarily related to interest and indexation. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2009, we had $169 of escrow cash deposits for matters we are disputing and there are liens on certain Brazilian assets with a net book value of $30 and additional letters of credit of approximately $88. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

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

Litigation Against the Company

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action is a class action on behalf of all persons and entities who purchased Xerox Corporation common stock during the period October 22, 1998 through October 7, 1999 inclusive (“Class Period”) and who suffered a loss as a result of misrepresentations or omissions by Defendants as alleged by Plaintiffs (the “Class”). The Class alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refiling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius (“Agius”) and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. After that conference and Agius’s withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification. In April 2008, defendants filed their response and motion to disqualify Milberg LLP as a lead counsel. On September 30, 2008, the Court entered an order certifying the class and denying the appointment of Milberg LLP as class counsel. Subsequently, on April 9, 2009, the Court denied defendants’ motion to disqualify Milberg LLP. The parties have filed motions to exclude certain expert testimony. On November 6, 2008, the defendants filed a motion for summary judgment. Briefing with respect to each of these motions is complete. On April 22, 2009, the Court denied plaintiffs’ motions to exclude the testimony of two of defendants’ experts. The Court has not yet rendered decisions regarding the other pending motions. The individual defendants and we deny any wrongdoing and are vigorously defending the action. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Carlson v. Xerox Corporation, et al.: A consolidated securities law action (consisting of 21 cases) was pending in the United States District Court for the District of Connecticut against the Company, KPMG and Paul A. Allaire, G. Richard Thoman, Anne M. Mulcahy, Barry D. Romeril, Gregory Tayler and Philip Fishbach. Plaintiffs purported to bring this case as a class action on behalf of a class consisting of all persons and/or entities who purchased Xerox common stock and/or bonds during the period between February 17, 1998 through June 28, 2002 and who were purportedly damaged thereby (“Class”). Two claims were asserted: one alleging that each of the Company, KPMG, and the individual defendants violated Section 10(b) of the 1934 Act and SEC Rule 10b-5 thereunder; and the other alleging that the individual defendants are also liable as “controlling persons” of the Company pursuant to Section 20(a) of the 1934 Act. Plaintiffs claimed that the defendants participated in a fraudulent scheme that operated as a fraud and deceit on purchasers of the Company’s common stock and bonds by disseminating materially false and misleading statements and/or concealing material adverse facts relating to various of the Company’s accounting and reporting practices and financial condition. The plaintiffs further alleged that this scheme deceived the investing public regarding the true state of the Company’s financial condition and caused the plaintiffs and other members of the purported Class to purchase the Company’s common stock and bonds at artificially inflated prices. On March 27, 2008, the Court granted preliminary approval of an agreement to settle this case, pursuant to which the Company agreed to make cash payments totaling $670 and KPMG agreed to make cash payments totaling $80. The individual defendants and the Company did not admit any wrongdoing as a part of the settlement. On January 15, 2009, the Court entered an order and final judgment approving the settlement, awarding attorneys’ fees and expenses, and dismissing the action with prejudice. The Company has paid its portion of the settlement amount. On February 9, 2009, three class members filed a notice of appeal of the Court’s January 15, 2009 order and final judgment and ruling on motion for award of attorneys’ fees. The scope of the appeal is limited to the issue of attorneys’ fees and does not affect the finality of the order and final judgment as it relates to the remainder of the settlement. Accordingly, the appeal does not affect the defendants.

In Re Xerox Corp. ERISA Litigation: On July 1, 2002, a class action complaint captioned Patti v. Xerox Corp. et al. was filed in the United States District Court for the District of Connecticut (Hartford) alleging violations of the ERISA. Four additional class actions were subsequently filed, and the five actions were consolidated as In Re Xerox Corporation ERISA Litigation. The purported class includes all persons who invested or maintained investments in the Xerox Stock Fund in the Xerox 401(k) Plans (either salaried or union) during the proposed class period, May 12, 1997 through November 15, 2002, and allegedly exceeds 50,000 persons. The defendants include Xerox Corporation and the following individuals or groups of individuals during the proposed class period: the Plan Administrator, the Board of Directors, the Fiduciary Investment Review Committee, the Joint Administrative Board, the Finance Committee of the Board of Directors, and the Treasurer. The complaint alleges that the defendants breached their fiduciary duties under ERISA to protect the Plan’s assets and act in the interest of Plan participants. Specifically, plaintiffs allege that the defendants failed to provide accurate and complete material information to participants concerning Xerox stock, including accounting practices which allegedly artificially inflated the value of the stock, and misled participants regarding the soundness of the stock and the prudence of investing their retirement assets in Xerox stock. The plaintiffs filed a Second Consolidated Amended Complaint, alleging that some or all defendants breached their ERISA fiduciary duties during 1997-2002 by (1) maintaining the Xerox Stock Fund as an investment option under the Plan; (2) failing to monitor the conduct of Plan fiduciaries; and (3) misleading Plan participants about Xerox stock as an investment option under the Plans. The complaint does not specify the amount of damages sought, but demands that the losses to the Plans be restored, which it describes as “millions of dollars.” It also seeks other legal and equitable relief, as appropriate, to remedy the alleged breaches of fiduciary duty, as well as interest, costs and attorneys’ fees. On January 28, 2009, the Court granted preliminary approval of an agreement to settle this case, the terms of which are within the amount previously reserved by the Company for this matter. The Company and the other defendants do not admit any wrongdoing as a part of the settlement. On April 13, 2009, the Court held a fairness hearing and entered an order giving its final approval to the settlement.

Arbitration between MPI Technologies, Inc. and MPI Tech S.A. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced in January 2005, MPI Technologies, Inc. and MPI Tech S.A. (collectively “MPI”) sought damages from the Company and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. In September 2005, the arbitration panel rendered its decision, holding in part that the Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. In December 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest resulting in an award of $13 for pre- and post-judgment interest. In 2006, Xerox’s application for judicial review of the award, seeking to have the award set aside in its entirety, was denied by the Ontario Superior Court in Toronto and Xerox released all monies and software it had placed in escrow. In January 2007, Xerox and XCL served an arbitration claim against MPI seeking a declaratory award concerning the preclusive effect of the remedy awarded by the prior arbitration panel. In March 2007, MPI delivered to Xerox a statement of defense and counterclaim in response to Xerox’s arbitration claim. MPI claims entitlement to an unspecified amount of damages for royalties. In addition, MPI claims damages of $50 for alleged “misuse” of its licensed software by Xerox after December 2006. MPI also claims entitlement to unspecified amounts of pre and post-judgment interest and its costs of the arbitration. A panel of three arbitrators has been appointed to hear the dispute. The panel heard oral arguments relating to preliminary dispositive motions on May 20-21, 2008. The panel’s decision was released on August 28, 2008, in which the panel determined that MPI is precluded from advancing certain claims to royalties in respect of Xerox’s Version 8 software and its derivatives, but that certain other claims being advanced by MPI are not precluded. A hearing relating to most of the issues raised in the current arbitration, other than damages issues relating to several of MPI’s claims that have been bifurcated, is expected to take place in October 2009. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs. Based on the present stage of the proceeding, it is not possible to estimate the amount of any material loss or range of material loss that might result from any of the claims advanced in such counterclaim.

Other Matters

It is our policy to promptly and carefully investigate, often with the assistance of outside advisers, allegations of impropriety that may come to our attention. If the allegations are substantiated, appropriate prompt remedial action is taken. When and where appropriate, we report such matters to the U.S. Department of Justice and to the SEC, and/or make public disclosure.

India

We became aware of a number of matters at our Indian subsidiary, Xerox India Ltd. (formerly Xerox Modicorp Ltd.), much of which occurred over several years before we obtained majority ownership of these operations in mid-1999. These matters include misappropriations of funds and payments to other companies that may have been inaccurately recorded on the subsidiary’s books and certain alleged improper payments in connection with sales to government customers. These transactions were not material to the Company’s financial statements. In 2002, we reported these transactions to the Indian authorities, the U.S. Department of Justice (“DOJ”) and to the SEC. In 2005, the private Indian investigator engaged by the Indian Ministry of Corporate Affairs (“MCA”) completed an investigation of these matters and issued a report (“Report”). The Report addresses the previously disclosed misappropriation of funds and alleged improper payments and includes allegations that Xerox India Ltd.’s senior officials and the Company were aware of such activities. The Report also asserts the need for further investigation into potential criminal acts related to the improper activities addressed by the Report. There is the possibility of fines and/or criminal penalties if conclusive proof of wrongdoing is found. The Company has made a copy of the Report available to the DOJ and the SEC. Xerox India Ltd. has asserted that the alleged violations of Indian Company Law by means of alleged improper payments and alleged defaults/failures of the Xerox India Ltd. board of directors are generally unsubstantiated and without any basis in law and that the Report’s findings of other alleged violations are also unsubstantiated and unproven. In January 2006, the MCA issued a “Show Cause Notice” to certain former executives of Xerox India Ltd., seeking a response to allegations of potential violations of the Indian Companies Act. In February 2009, the MCA issued “Show Cause Notices” to certain individuals who served as directors of Xerox India Ltd. during 1999 to 2002, seeking a response to allegations of potential violations of the Indian Companies Act. These matters are now pending in the MCA.

In March 2006, Xerox India Ltd. received a formal Notice of Enquiry from the Indian Monopolies & Restrictive Trade Practices Commission (“MRTPC”) alleging that Xerox India Ltd. committed unfair trading practices arising from the events described in the Report. In a series of filings and hearings, Xerox India Ltd. has contested the Notice of Enquiry, arguing that it is not maintainable under the MRTPC’s jurisdiction, and has been fully cooperating with the authorities.

Note 14—Subsequent Event

We have amended our $2 billion Credit Agreement with affiliates of Citibank, N.A., JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and a group of lenders. The amendment increases the permitted leverage ratio (principal debt/consolidated EBITDA) to 4.25x through June 30, 2010. The permitted leverage ratio after June 30, 2010 then reduces to and remains at 3.75x until maturity. The amendment includes a re-pricing of the Credit Agreement such that borrowings will bear interest at LIBOR plus a spread (including fees) that will vary between 2.50% and 4.50%, subject to our credit rating at the time of borrowing. Based on our current credit rating, the applicable spread would be 3.50%.

Item 2

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

Overview

2009 first quarter results largely reflect the continued effects of the worldwide economic downturn with constraints in the overall business environment delaying purchasing decisions and the Company’s distributors holding lower inventory levels. Total revenue of $3.6 billion declined by 18% from the prior year including a 6% unfavorable impact from currency. Equipment sales revenue decreased by 30% from the prior year reflecting the continued industry-wide slowdown in technology spending. Post-sale revenue was down 14% from the prior year reflecting lower supplies revenue as distributors continued to hold lower inventory levels and businesses implemented their own cost-cutting measures. This issue was exacerbated in developing markets due to major economic and currency swings in key regions.

Lower supplies sales as well as higher inventory costs due to currency impacted gross margin – which was 38.9 percent in the quarter, down about half a point from the prior year. Selling, administrative and general (“SAG”) expenses declined $120 million from the prior year reflecting favorable currency and the flow through benefits from our cost and expense management initiatives including restructuring. SAG as a percent of revenue was 28.2 percent. We expect to achieve $250 million in annual savings from our 2008 restructuring initiatives, as well as an additional $300 million in other cost and expense reduction actions.

Cash flow from operations was $22 million in the 2009 first quarter and cash used in investing activities of $207 million included $145 million for GIS’s acquisition of ComDoc. Total Debt at March 31, 2009 was down $485 million from year-end.

Summary Results

Revenue

	Three Months Ended March 31,
(in millions)	2009	2008	Change
Equipment sales	$770	$1,098	(30)%
Post sale revenue (1)	2,784	3,237	(14)%

Total Revenue	$3,554	$4,335	(18)%

Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,494	$2,013
Less: Supplies, paper and other sales	(724)	(915)

Equipment sales	$770	$1,098

Service, outsourcing and rentals	$1,880	$2,113
Finance income	180	209
Add: Supplies, paper and other sales	724	915

Post sale revenue	$2,784	$3,237

Memo: Color (2)	$1,365	$1,602	(15)%

First quarter 2009 total revenues decreased 18% compared to the first quarter 2008. Worldwide economic weakness negatively impacted our major market segments and currency had a 6-percentage point negative impact on total revenues in the quarter. Total revenues included the following:

•	14% decrease in post sale revenue, with a 6-percentage point negative impact from currency. The components of post sale revenue decreased as follows:

•

11% decrease in service, outsourcing and rentals revenue to $1,880 million reflecting declines in technical service and outsourcing revenue primarily due to currency and a decline in pages. Total digital pages declined 4%, while color pages increased by 16%.

•

Supplies, paper and other sales of $724 million decreased 21% year-over-year primarily due to currency and declines in channel supplies purchases, including lower purchases within developing markets and lower paper sales.

•

30% decrease in equipment sales revenue, with a 4-percentage point negative impact from currency. The overall decline in install activity was the primary driver and more than offset growth in iGen, color continuous feed and segment 2-5 install activity. More than two-thirds of the first quarter 2009 equipment sales were generated from products launched in the past 24 months.

•

15% decrease in color revenue[2] with a 7-percentage point negative impact from currency. Color revenue of $1,365 million comprised 42% of total revenue in the first quarter 2009[3], excluding GIS, and reflects:

•

10% decrease in color post sale revenue, including a 7-percentage point negative impact from currency. The decline was partially driven by lower channel color printer supplies purchases. Color represented 39% of post sale revenue in the first quarter 2009[3].

•

25% decrease in color equipment sales revenue, including a 6-percentage point negative impact from currency and lower installs driven by the impact of the economic environment. Color sales represented 53% of total equipment sales in the first quarter 2009[3].

Net Income

First quarter 2009 net income attributable to Xerox of $42 million, or $0.05 per diluted share, included a $22 million charge, or $0.02 per diluted share, for our share of Fuji Xerox’s after-tax restructuring charge.

First quarter 2008 net loss attributable to Xerox of $244 million, or $0.27 per diluted share, included an after-tax charge of $491 million ($795 million pre-tax), or $0.54 per diluted share, associated with securities-related litigation matters.

(1)

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

(2)	Color revenues represent a subset of total revenues and exclude GIS revenues.
(3)

Total color, color post sale, and color equipment sales revenues comprised 38%, 37% and 45% in 2009, respectively, if calculated on total, total post sale and total equipment sales revenues, including GIS. GIS is excluded from the color information presented, as the breakout of the information required to make this computation for all periods is not available.

Operations Review

	Three Months Ended March 31,
(in millions)	Production	Office	Other	Total
2009
Equipment sales	$209	$524	$37	$770
Post sale revenue	844	1,487	453	2,784

Total Revenues	$1,053	$2,011	$490	$3,554

Segment Profit (Loss)	$40	$138	$(90)	$88

Operating Margin	3.8%	6.9%	(18.4)%	2.5%

2008
Equipment sales	$283	$756	$59	$1,098
Post sale revenue	988	1,691	558	3,237

Total Revenues	$1,271	$2,447	$617	$4,335

Segment Profit (Loss)	$101	$265	$(40)	$326

Operating Margin	7.9%	10.8%	(6.5)%	7.5%

Note that install activity percentages include the Xerox-branded shipments to GIS. Refer to Note 3 – Segment Reporting for the reconciliation of Segment Operating Profit to Pre-tax Income (Loss).

Production

Revenue

First quarter 2009 Production revenue of $1,053 million decreased 17%, including a 8-percentage point negative impact from currency, reflecting:

•	15% decrease in post sale revenue with a 8-percentage point negative impact from currency, as declines in revenue in most product segments were driven in part by a slowdown in black-and-white pages.

•

26% decrease in equipment sales revenue, with a 7-percentage point negative impact from currency. Install declines in black-and-white production systems and entry production color systems more than offset iGen and color continuous feed systems growth.

•	6% decline in installs of production color products, as entry production color declines were partially offset by increased Xerox 700, iGen4 and color continuous feed systems installs.

•	29% decline in installs of production black-and-white systems driven by declines in all product segments.

Operating Profit

First quarter 2009 Production profit of $40 million decreased $61 million from first quarter 2008 due to lower gross profit flow-through from the decline in revenue partially offset by lower R,D&E and SAG spending.

Office

Revenue

First quarter 2009 Office revenue of $2,011 million decreased 18%, including a 5-percentage point negative impact from currency, reflecting:

•

12% decrease in post sale revenue with a 6-percentage point negative impact from currency, as declines in revenue from black-and-white devices and channel supplies purchases, including lower purchases within developing markets, more than offset the growth in GIS and color multifunction devices.

•

31% decrease in equipment sales revenue, including a 4-percentage point negative impact from currency. The decline in revenue across most product segments reflects lower installs driven by the current weak economic environment.

•	21% decline in installs of color multifunction devices driven by lower overall demand, not offset by the impact of new products including the office version of Xerox 700.

•

45% decline in installs of black-and-white copiers and multifunction devices, including a 85% decline in Segment 1 products (11-20 ppm) driven primarily by lower activity in developing markets, offset by a 9% increase in Segment 2-5 products (21-90 ppm). Segment 2-5 installs include the Xerox 4595, a 95 ppm device with an embedded controller.

•	22% decline in installs of color printers.

Operating Profit

First quarter 2009 Office profit of $138 million decreased $127 million from first quarter 2008, due to lower gross profit flow-through from the decline in revenue partially offset by lower R,D&E and SAG spending.

Other

Revenue

First quarter 2009 Other revenue of $490 million decreased 21%, including a 6-percentage point negative impact from currency, driven by declines in revenue from paper and wide format systems. Paper comprised approximately half of first quarter 2009 and 2008 Other segment revenue.

Operating Profit

First quarter 2009 Other loss of $90 million increased $50 million from first quarter 2008, reflecting lower revenue, interest income and equity income, as well as higher non-financing interest expense, partially offset by lower SAG expenses.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended March 31,
	2009	2008	Change
Sales	32.8%	34.5%	(1.7	)pts
Service, outsourcing and rentals	41.5%	41.7%	(0.2	)pts
Financing income	61.7%	61.7%	—	pts
Total Gross Margin	38.9%	39.3%	(0.4	)pts

First quarter 2009 total gross margin decreased 0.4-percentage points compared to the first quarter 2008, primarily due to the unfavorable impact of transaction currency of 1.0-percentage point, partially offset by cost improvements.

Sales gross margin decreased 1.7-percentage points compared to the first quarter 2008, primarily due to the adverse impact of transaction currency on our inventory purchases of 1.9-percentage points, as well as lower supplies sales, partially offset by cost improvements.

Service, outsourcing and rentals margin decreased 0.2-percentage points compared to the first quarter 2008. First quarter 2008 included a benefit of 1.0-percentage point from an adjustment related to capitalized costs associated with equipment on operating leases, primarily in the Office segment. 2009 cost improvements more than offset the impact of pricing.

Research, Development and Engineering Expenses (“R,D&E”)

	Three Months Ended March 31,
	2009	2008	Change
R,D&E % Revenue	5.7%	5.1%	0.6	pts

R,D&E of $204 million in the first quarter 2009 was $17 million lower than the first quarter 2008. R&D of $175 million decreased $9 million and sustaining engineering costs of $29 million decreased $8 million from first quarter 2008.

We invest in technological research and development, particularly in color, software and services. We believe that our R&D spending is sufficient to remain technologically competitive. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended March 31,
	2009	2008	Change
SAG % Revenue	28.2%	25.9%	2.3	pts

SAG expenses of $1,004 million in the first quarter 2009 were $120 million lower than the first quarter 2008, including a $75 million benefit from currency. The SAG expense decrease reflected the following:

•	$92 million decrease in selling expenses, reflecting favorable currency, benefits from restructuring and an overall reduction in spending.

•	$69 million decrease in general and administrative expenses, reflecting favorable currency and restructuring benefits.

•

$41 million increase in bad debt expenses to $69 million, reflecting an increase in write-offs in North America and Europe. Due to current economic conditions, we expect bad debt expense to continue trending at the first quarter 2009 level. First quarter 2009 bad debt expense as a percentage of revenue was consistent with the fourth quarter 2008 and was less than one percent of receivables.

Worldwide Employment

Worldwide employment of 55,600 at March 31, 2009, decreased approximately 1,500 from year-end 2008 and decreased 1,900 from first quarter 2008, primarily due to restructuring reductions, partially offset by additional headcount related to GIS’s acquisition of ComDoc, Inc.

Restructuring Charges and Asset Impairment Charges

During the first quarter of 2009, we recorded a net restructuring reversal of $2 million as compared to a net charge of $3 million during the first quarter of 2008. The first quarter 2009 net reversal included approximately $10 million of severance related charges for new actions and $12 million of net reversals for changes in estimated reserves from prior year initiatives. The restructuring reserve balance as of March 31, 2009, for all programs, was $253 million, of which approximately $234 million is expected to be spent over the next twelve months. Refer to Note 7 – “Restructuring Programs,” in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2009	2008
Non-financing interest expense	$61	$54
Interest income	(5)	(12)
Gains on sales of businesses and assets	(2)	(7)
Currency losses, net	20	19
Amortization of intangible assets	14	13
Litigation matters	2	795
All other expenses, net	7	4

Total Other Expenses, Net	$97	$866

Non-financing interest expense: First quarter 2009 non-financing interest expense of $61 million was $7 million higher than first quarter 2008, reflecting higher average debt balances partially offset by lower interest rates.

Interest income: First quarter 2009 interest income of $5 million decreased $7 million from first quarter 2008, reflecting lower average cash balances and lower interest rates.

Currency losses, net: First quarter net 2009 currency losses were $1 million higher than first quarter 2008. First quarter 2009 currency losses were primarily due to the significant movement in exchange rates among the U.S. Dollar, Euro and Yen during the quarter, as well as the increased cost of hedging, particularly in developing markets. First quarter 2008 currency losses of $19 million were primarily due to significant and rapid weakening of the U.S. Dollar and Euro as compared to the Yen.

Legal Matters: First quarter 2008 charges of $795 million reflect provisions for the $670 million settlement of Carlson v. Xerox Corp. (“Carlson”) and other securities-related litigation matters, net of expected insurance recoveries. On January 14, 2009, the United States Court for the District of Connecticut entered a Final Order and Judgment approving the Carlson settlement.

Income Taxes

	Three Months Ended March 31,
(in millions)	2009	2008	Change
Income tax expense (benefit)	$19	$(246)	$265
Effective tax rate	24.4%	48.3%	(23.9	)pts

The first quarter 2009 effective tax rate was 24.4% as compared to 48.3% in the first quarter 2008. The 2009 tax rate was lower than the U.S. statutory tax rate primarily reflecting the benefit to taxes from the geographical mix of income before taxes and the related tax rates in those jurisdictions, the resolution and re-measurement of certain unrecognized tax positions, as well as the utilization of foreign tax credits.

The 2008 tax rate included a $304 million tax benefit associated with the $795 million net provision for securities-related litigation matters. Excluding the impact of the litigation charge, the adjusted effective tax rate was 20.3%(4), which was lower than the U.S. statutory tax rate primarily due to the net tax benefits from the resolution and re-measurement of certain unrecognized tax positions as well as the geographical mix of income before taxes and the related tax rates in those jurisdictions.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the geographical mix of income and the related tax rates in those jurisdictions, and available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remaining quarters of 2009 will approximate 28%, excluding the effects of any future discrete events.

(4)	See the “non-GAAP measure” section for an explanation of this non-GAAP measure.

Equity in Net (Loss) Income of Unconsolidated Affiliates

Equity in net loss of unconsolidated affiliates of $10 million decreased $38 million compared to first quarter 2008, reflecting our 25% share of Fuji Xerox’s net loss reflecting worldwide economic weakness. First quarter 2009 included charges of $22 million related to our share of Fuji Xerox after-tax restructuring. First quarter 2008 included after-tax restructuring charges of $10 million primarily related to pension settlements.

Capital Resources and Liquidity

The following table summarizes our cash and cash equivalents:

	Three Months Ended March 31,
(in millions)	2009	2008	Change
Net cash provided by operating activities	$22	$52	$(30)
Net cash used in investing activities	(207)	(65)	(142)
Net cash used in financing activities	(482)	(250)	(232)
Effect of exchange rate changes on cash and cash equivalents	(13)	6	(19)

Decrease in cash and cash equivalents	(680)	(257)	(423)
Cash and cash equivalents at beginning of period	1,229	1,099	130

Cash and cash equivalents at end of period	$549	$842	$(293)

Cash Flows from Operating Activities

Net cash provided by operating activities was $22 million in the first quarter 2009. The $30 million decrease in cash from first quarter 2008 was primarily due to the following:

•	$206 million decrease in pre-tax income before litigation.

•	$50 million decrease due to higher restructuring payments related to previously reported actions.

•	$28 million decrease due to net payments for the settlement of securities-related litigation.

•	$195 million increase from collections on receivables exceeding new billings. Collections in the first quarter 2009 and 2008 include the benefit from the sales of accounts receivables.

•	$24 million increase due to lower inventory growth reflecting inventory supply chain management.

•	$14 million increase due to lower placements of equipment on operating leases reflecting lower install activity.

Cash Flows from Investing Activities

Net cash used in investing activities was $207 million in the first quarter 2009. The $142 million decrease in cash from first quarter 2008 was primarily due to GIS’s acquisition of ComDoc, Inc.

Cash Flows from Financing Activities

Net cash used in financing activities was $482 million in the first quarter 2009. The $232 million decrease in cash from first quarter 2008 was primarily due to the following:

•

$663 million decrease from higher net repayments on other debt. First quarter 2009 reflects the repayment of 2009 Senior Notes of $879 million, net proceeds of $503 million from borrowings under the Credit Facility and net payments of $41 million primarily for foreign short-term borrowings. First quarter 2008 reflects $325 million borrowings under the Credit Facility, partially offset by an $81 million repayment of a Euro bank facility.

•	$335 million increase due to the absence of purchases under the Company’s share repurchase program.

•	$63 million increase due to lower net repayments on secured debt, reflecting continued run-off of our U.S. secured borrowing program.

•	$32 million increase due to the absence of repurchases related to stock-based compensation.

Customer Financing Activities

The following represents our total finance assets associated with our lease and finance operations:

(in millions)	March 31, 2009	December 31, 2008
Total Finance receivables, net (1)	$6,962	$7,278
Equipment on operating leases, net	566	594

Total Finance Assets, net	$7,528	$7,872

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The reduction of $344 million in Total finance assets, net includes unfavorable currency of $178 million.

The following summarizes our debt as of March 31, 2009 and December 31, 2008:

(in millions)	March 31, 2009	December 31, 2008
Principal debt balance	$7,735	$8,201
Less: Net unamortized discount	(6)	(6)
Add: SFAS No. 133 fair value adjustments	170	189

Total Debt	7,899	8,384
Less: current maturities and short-term debt	(641)	(1,610)

Total Long-Term Debt	$7,258	$6,774

Sales of Accounts Receivables

During the first quarter 2009 we sold $237 million of accounts receivables without recourse, as compared to $246 million in the fourth quarter 2008. Fees associated with these sales were approximately $2 million in each period. $228 million of receivables sold remained uncollected by the third party purchaser as of March 31, 2009.

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

We are currently rated investment grade by all major rating agencies. As of March 31, 2009 the ratings for our senior unsecured debt were as follows:

	Senior Unsecured Debt	Outlook
Moody’s	Baa2	Stable

Standard & Poors (“S&P”)	BBB	Negative

Fitch	BBB	Negative

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The following is a discussion of our liquidity position as of March 31, 2009:

•

As of March 31, 2009, total cash and cash equivalents was $549 million and our borrowing capacity under our Credit Facility was $1.2 billion, reflecting $749 million outstanding borrowings and no outstanding letters of credit. In addition, we currently have approximately $1.0 billion available under the Loan Agreement through 2010, which has not been accessed in almost three years.

•

Cash flows from operations were $22 million and $52 million for the three months ended March 31, 2009 and 2008, respectively. Cash flows from operations were $939 million for the 2008 full-year and included $615 million in net payments for securities litigation. We expect 2009 full-year operating cash flows of about $1.3 billion.

•

First quarter 2009 total debt decreased by $485 million and we expect to reduce debt by over $1 billion for the full-year. Our debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q2 2009	$29
Q3 2009	448
Q4 2009	158
2010	966
2011	802
2012	1,325
2013	1,485
2014	69
2015	—
2016	951
2017	501
2018 and thereafter	1,001

Total	$7,735

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

In February 2009, we signed a six year contract with Hindustan Computers Limited (“HCL”) for approximately $100 million for mid range processing services in North America and Europe. This contract replaces the EDS server management contract, which expires in June 2009.

Financial Risk Management

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Yen, Euro, and Pound Sterling. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment. Certain of our derivatives that do not qualify for hedge accounting are effective as economic hedges. These derivative contracts are likewise required to be recognized each period at fair value and therefore do result in some level of volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 9 – Financial Instruments – for further discussion and information on our financial risk management strategies.

Non-GAAP Financial Measures

We have reported our financial results in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of the following non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is set forth below:

Adjusted Effective Tax Rate

The effective tax rate for the first quarter 2008 is discussed in this presentation using a non-GAAP financial measure that excludes the effect of charges associated with securities-related litigation matters. Management believes that it is helpful to exclude this effect to better understand, analyze and compare the prior period’s income tax expense and effective tax rate to the current period amounts given the discrete nature and size of this item in the prior period.

However, this non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.

	Three Months Ended March 31, 2008
(in millions)	Pre-Tax Income	Income Taxes	Effective Tax Rate
As Reported	$(509)	$(246)	48.3%
Provision for securities litigation matters	795	304

As Adjusted	$286	$58	20.3%

Item 3	Quantitative and Qualitative Disclosures About Market Risk

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2008 Annual Report. The Risk Factors remain applicable from our 2008 Annual Report, with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of March 31, 2009, we had $7.9 billion of total debt ($32 million of which is secured by finance receivables) and a $648 million liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $7.5 billion at March 31, 2009. The total cash and cash equivalents was $549 million at March 31, 2009. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of March 31, 2009, total cash and cash equivalents was $549 million, and our borrowing capacity under our Credit Facility was $1.2 billion, reflecting $749 million outstanding borrowings. We also have funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”). We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with GECC (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of March 31, 2009, $32 million was outstanding under the Loan Agreement. The Loan Agreement incorporates the financial maintenance covenants contained in the Credit Facility and contains other affirmative and negative covenants.

At March 31, 2009, we were in full compliance with the covenants and other provisions of the Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities during the Quarter ended March 31, 2009

During the quarter ended March 31, 2009, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Semi-Annual Director Fees

(a)	Securities issued on January 15, 2009: Registrant issued 51,188 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)	The DSUs were issued at a deemed purchase price of $7.62 per DSU (aggregate price $390,053), based upon the market value on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Dividend Equivalent

(a)	Securities issued on January 31, 2009: Registrant issued 1,418 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Ralph S. Larsen, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)	The DSUs were issued at a deemed purchase price of $7.84 per DSU (aggregate price $11,117), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2009

Repurchases of Xerox Common Stock, par value $1.00 per share include the following:

Board Authorized Share Repurchase Programs:

We did not purchase Common stock during the first quarter of 2009.

Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $2.9 billion has been used through March 31, 2009. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs (1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
January 1 through 31	71	$7.39	n/a	n/a
February 1 through 28	—	—	n/a	n/a
March 1 through 31	—	—	n/a	n/a

Total	71		n/a	n/a

(1)

These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Item 6	Exhibits

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009.

Incorporated by reference to Exhibit 3(a) to Registrant’s Form 10-K for the year ended December 31, 2008.

3(b)	By-Laws of Registrant, as amended through May 22, 2008.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

4(g)(3)	Amendment No. 2 dated as of April 23, 2009, to Credit Agreement dated as of April 30, 2007 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners.

10(e)(23)	Amendment No. 2 dated February 16, 2009 to the Xerox Corporation 2004 Performance Incentive Plan December 2007 Amendment and Restatement.

10(f)(3)	Amendment No. 2 dated March 6, 2009 to 2008 Restatement of Xerox Corporation Unfunded Retirement Income Guarantee Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.REF	XBRL Taxonomy Reference Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

Date: April 30, 2009	BY:	/s/ Gary R. Kabureck
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009.

Incorporated by reference to Exhibit 3(a) to Registrant’s Form 10-K for the year ended December 31, 2008.

3(b)	By-Laws of Registrant, as amended through May 22, 2008.

Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

4(g)(3)	Amendment No. 2 dated as of April 23, 2009, to Credit Agreement dated as of April 30, 2007 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners.

10(e)(23)	Amendment No. 2 dated February 16, 2009 to the Xerox Corporation 2004 Performance Incentive Plan December 2007 Amendment and Restatement.

10(f)(3)	Amendment No. 2 dated March 6, 2009 to 2008 Restatement of Xerox Corporation Unfunded Retirement Income Guarantee Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.REF	XBRL Taxonomy Reference Linkbase