Form 10-Q
period 2009-06-30
XEROX CORP
filed 2009-08-03
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at June 30, 2009
Common Stock, $1 par value	869,081,472 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the unprecedented volatility in the global economy; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations, including savings from restructuring actions; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and our 2008 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION

FORM 10-Q

JUNE 30, 2009

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I

ITEM 1 — FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (1)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2009	2008	2009	2008
Revenues
Sales	$1,602	$2,119	$3,096	$4,132
Service, outsourcing and rentals	1,951	2,207	3,831	4,320
Finance income	178	207	358	416

Total Revenues	3,731	4,533	7,285	8,868

Costs and Expenses
Cost of sales	1,065	1,400	2,069	2,719
Cost of service, outsourcing and rentals	1,100	1,275	2,200	2,506
Equipment financing interest	68	79	137	159
Research, development and engineering expenses	202	223	406	444
Selling, administrative and general expenses	1,013	1,170	2,017	2,294
Restructuring and asset impairment charges	(1)	63	(3)	66
Other expenses, net	87	69	184	935

Total Costs and Expenses	3,534	4,279	7,010	9,123

Income (Loss) before Income Taxes and Equity Income	197	254	275	(255)
Income tax expense (benefit)	59	59	78	(187)
Equity in net income (loss) of unconsolidated affiliates	9	29	(1)	57

Net Income (Loss)	147	224	196	(11)
Less: Net income attributable to noncontrolling interests	7	9	14	18

Net Income (Loss) Attributable to Xerox	$140	$215	$182	$(29)

Basic Earnings (Loss) per Share	$0.16	$0.24	$0.21	$(0.03)
Diluted Earnings (Loss) per Share	$0.16	$0.24	$0.21	$(0.03)

(1)	See Note 1, Basis of Presentation, for a discussion of the change in presentation of noncontrolling interests.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)

(in millions, except share data in thousands)	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,221	$1,229
Accounts receivable, net	1,872	2,184
Billed portion of finance receivables, net	243	254
Finance receivables, net	2,385	2,461
Inventories	1,141	1,232
Other current assets	776	790

Total current assets	7,638	8,150
Finance receivables due after one year, net	4,413	4,563
Equipment on operating leases, net	566	594
Land, buildings and equipment, net	1,373	1,419
Investments in affiliates, at equity	979	1,080
Intangible assets, net	621	610
Goodwill	3,445	3,182
Deferred tax assets, long-term	1,797	1,692
Other long-term assets	1,224	1,157

Total Assets	$22,056	$22,447

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,342	$1,610
Accounts payable	1,214	1,446
Accrued compensation and benefits costs	563	625
Other current liabilities	1,498	1,769

Total current liabilities	4,617	5,450
Long-term debt	6,695	6,774
Liability to subsidiary trust issuing preferred securities	648	648
Pension and other benefit liabilities	1,851	1,747
Post-retirement medical benefits	876	896
Other long-term liabilities	612	574

Total Liabilities	15,299	16,089

Common stock	870	866
Additional paid-in capital	2,440	2,447
Retained earnings	5,448	5,341
Accumulated other comprehensive loss	(2,129)	(2,416)

Xerox Shareholders’ Equity	6,629	6,238
Noncontrolling interests	128	120

Total Equity	6,757	6,358

Total Liabilities and Equity	$22,056	$22,447

Shares of common stock issued and outstanding	869,081	864,777

(1)	See Note 1, Basis of Presentation, for a discussion of the change in presentation of noncontrolling interests.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$147	$224	$196	$(11)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	168	178	337	323
Provisions for receivables and inventory	91	59	175	108
Net gain on sales of businesses and assets	(7)	(15)	(9)	(22)
Undistributed equity in net (income) loss of unconsolidated affiliates	(4)	(2)	6	(29)
Stock-based compensation	14	20	31	40
Provision for litigation, net	—	—	—	795
Payments for securities litigation, net	—	—	(28)	—
Restructuring and asset impairment charges	(1)	63	(3)	66
Payments for restructurings	(78)	(22)	(165)	(59)
Contributions to pension benefit plans	(31)	(31)	(59)	(66)
Decrease (increase) in accounts receivable and billed portion of finance receivables	138	(40)	305	(68)
Decrease (increase) in inventories	187	(36)	82	(165)
Increase in equipment on operating leases	(64)	(84)	(127)	(161)
Decrease in finance receivables	118	96	231	220
Decrease (increase) in other current and long-term assets	27	28	44	(6)
(Decrease) increase in accounts payable and accrued compensation	(105)	40	(273)	(143)
Decrease in other current and long-term liabilities	(35)	(24)	(138)	(47)
Net change in income tax assets and liabilities	32	13	34	(287)
Net change in derivative assets and liabilities	(28)	(13)	(68)	10
Other, net	40	(12)	60	(4)

Net cash provided by operating activities	609	442	631	494

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(11)	(55)	(48)	(99)
Proceeds from sales of land, buildings and equipment	6	27	9	36
Cost of additions to internal use software	(28)	(33)	(56)	(60)
Acquisitions, net of cash acquired	—	(138)	(145)	(142)
Net change in escrow and other restricted investments	(3)	(138)	(3)	(137)
Other, net	—	52	—	52

Net cash used in investing activities	(36)	(285)	(243)	(350)

Cash Flows from Financing Activities:
Net debt payments on secured financings	(15)	(59)	(40)	(147)
Net proceeds (payments) on other debt	151	325	(266)	571
Common stock dividends	(38)	(39)	(75)	(79)
Payments to acquire treasury stock, including fees	—	(377)	—	(712)
Repurchases related to stock-based compensation	(11)	(1)	(11)	(33)
Other, net	(5)	(3)	(8)	(4)

Net cash provided by (used in) financing activities	82	(154)	(400)	(404)

Effect of exchange rate changes on cash and cash equivalents	17	(2)	4	4

Increase (decrease) in cash and cash equivalents	672	1	(8)	(256)
Cash and cash equivalents at beginning of period	549	842	1,229	1,099

Cash and Cash Equivalents at End of Period	$1,221	$843	$1,221	$843

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation

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

Note 2 – Recent Accounting Pronouncements

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

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

We elected to early adopt these FSPs effective March 31, 2009. The adoption of these FSPs did not have a material effect on our financial condition or results of operations.

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

Other Accounting Changes

In June 2009, the FASB issued the following pronouncements:

•

SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” a replacement of SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for our third-quarter 2009 financial statements. The Codification is not expected to change GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

•

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. FAS 167 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

•

SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. FAS 166 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FAS 165 is effective for our second quarter ended June 30, 2009.

In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). This FSP expands the disclosure set forth in SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets and (3) significant concentrations of risk. Additionally, FSP FAS 132(R)-1 requires an employer to disclose information about the valuation of plan assets similar to that required under FAS 157. This standard is effective for our fiscal year ending December 31, 2009. The principal impact from this FSP will be to require us to expand our disclosures regarding our benefit plan assets.

Note 3 – Segment Reporting

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

The Office segment includes black-and-white products which operate at speeds up to 90 ppm as well as 95 ppm with an embedded controller and color products up to 40 ppm as well as 50, 60 and 70 ppm products with an embedded controller. Products include the suite of CopyCentre®, WorkCentre®, WorkCentre Pro Phaser® and ColorQube™ digital multifunction systems, DocuColor color multifunction products, color laser, solid ink color printers and multifunction devices, monochrome laser desktop printers, digital and light-lens copiers and facsimile products and non-Xerox branded products with similar specifications. These products are sold through direct and indirect sales channels to global, national and mid-size commercial customers as well as government, education and other public sector customers.

The segment classified as Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper sales), Value-Added Services, Wide Format Systems, Xerox Technology Enterprises, royalty and licensing revenues, GIS network integration solutions and electronic presentation systems, equity net income and non-allocated Corporate items. Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity in net income (loss) from Fuji Xerox and certain costs which have not been allocated to the Production and Office segments, including non-financing interest as well as other items included in Other expenses, net.

Operating segment revenues and profitability for the three months ended June 30, 2009 and 2008 were as follows:

	Production	Office	Other	Total
2009
Segment revenues	$1,095	$2,126	$510	$3,731

Segment profit (loss)	$51	$229	$(66)	$214

2008
Segment revenues	$1,337	$2,526	$670	$4,533

Segment profit (loss)	$87	$279	$(16)	$350

Operating segment revenues and profitability for the six months ended June 30, 2009 and 2008 were as follows:

	Production	Office	Other	Total
2009
Segment revenues	$2,148	$4,137	$1,000	$7,285

Segment profit (loss)	$91	$367	$(156)	$302

2008
Segment revenues	$2,608	$4,973	$1,287	$8,868

Segment profit (loss)	$188	$544	$(56)	$676

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to pre-tax income (loss)	2009	2008	2009	2008
Total Segment Profit	$214	$350	$302	$676
Reconciling items:
Restructuring and asset impairment charges	1	(63)	3	(66)
Restructuring charges of Fuji Xerox	(9)	(3)	(31)	(13)
Litigation matters (1)	—	—	—	(795)
Equity in net (income) loss of unconsolidated affiliates	(9)	(29)	1	(57)
Other	—	(1)	—	—

Pre-tax Income (Loss)	$197	$254	$275	$(255)

(1)

The 2008 litigation matters represent the provision for the Carlson v. Xerox Corporation court approved settlement as well as provisions for other securities-related cases, net of insurance recoveries.

Note 4 – Acquisition

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

Note 5 – Inventories

The following is a summary of Inventories by major category:

	June 30, 2009	December 31, 2008
Finished goods	$972	$1,044
Work-in-process	66	80
Raw materials	103	108

Total Inventories	$1,141	$1,232

Note 6 – Investment in Fuji Xerox and Other Unconsolidated Affiliates

Our equity in net income (loss) of our unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Fuji Xerox	$5	$26	$(7)	$52
Other investments	4	3	6	5

Total	$9	$29	$(1)	$57

Condensed financial data of Fuji Xerox was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Summary of Operations
Revenues	$2,252	$2,671	$4,922	$5,704
Costs and expenses	2,205	2,451	4,968	5,273

Income (loss) before income taxes	47	220	(46)	431
Income taxes	26	83	(26)	166
Noncontrolling interests	—	2	—	4

Net Income (Loss) Attributable to Fuji Xerox	$21	$135	$(20)	$261

Equity in net income (loss) of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income (loss) for the six months ended June 30, 2009 and 2008 includes after-tax restructuring charges of $31 and $13, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.

Note 7 – Restructuring Programs

Information related to restructuring program activity during the six months ended June 30, 2009 is outlined below.

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance December 31, 2008	$320	$32	$352
Restructuring provision	21	5	26
Reversals of prior accruals	(28)	(1)	(29)

Net current period charges(1)	(7)	4	(3)
Charges against reserve and currency	(158)	(8)	(166)

Balance June 30, 2009	$155	$28	$183

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Charges to reserve, all programs	$(69)	$(21)	$(166)	$(56)
Effects of foreign currency and other non-cash	(9)	(1)	1	(3)

Payments for Restructurings	$(78)	$(22)	$(165)	$(59)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Production	$(1)	$28	$(2)	$29
Office	(1)	27	(2)	29
Other	1	8	1	8

Total Net Charges	$(1)	$63	$(3)	$66

Note 8 – Debt

In May 2009, we issued $750 of 8.25% senior notes due 2014 (the “2014 Senior Notes”) at 99.982 percent of par resulting in net proceeds of approximately $745. The 2014 Senior Notes accrue interest at the rate of 8.25% per annum, payable semi-annually and, as a result of the discount, have a weighted average effective interest rate of 8.25%. Debt issuance costs of approximately $5 were deferred. The 2014 Senior Notes rank equally with our other existing senior unsecured indebtedness. Proceeds from the offering were used to repay borrowings under the Credit Facility and for general corporate purposes.

In April 2009, we amended our $2 billion Credit Facility with affiliates of Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and a group of lenders. The amendment increased the permitted leverage ratio (principal debt/consolidated EBITDA) to 4.25x through June 30, 2010. The permitted leverage ratio after June 30, 2010 then resets to 3.75x until maturity. The amendment included a re-pricing of the Credit Facility such that borrowings will bear interest at LIBOR plus a spread (including fees) that varies between 2.50% and 4.50%, subject to our credit rating at the time of borrowing. Based on our current credit rating, the applicable all in spread would be 3.50%.

Note 9 – Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense(1)	$131	$144	$261	$278
Interest income(2)	184	216	369	437

(1)	Includes Equipment financing interest expense, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 10 – Financial Instruments

(1) Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. As of June 30, 2009 and December 31, 2008, pay variable/receive fixed interest rate swaps with notional amounts of $1,150 and $675 and net (liability) asset fair values of $(3) and $53, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2009 or 2008.

The following is a summary of our fair value hedges at June 30, 2009:

Debt Instrument and Maturity	Year Designated As Hedge	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis
Senior Notes due 2012	2009	$250	$(2)	4.13%	5.50%	Libor
Senior Notes due 2013	2009	400	(4)	3.80%	5.65%	Libor
Senior Notes due 2014	2009	500	3	5.42%	8.25%	Libor

Total		$1,150	$(3)

Cash Flow Hedges

We have a pay fixed/receive variable interest rate swap with a notional amount of $150 and a net liability fair value of $2 at June 30, 2009 and December 31, 2008, that was designated and accounted for as a cash flow hedge. This swap was structured to hedge the LIBOR interest rate of the floating Senior Notes due 2009 by converting it from a variable rate instrument to a fixed rate instrument. No ineffective portion was recorded to earnings for the six months ended June 30, 2009, and all components of the derivative gain or loss was included in the assessment of hedged effectiveness.

Terminated Swaps

There were no swaps terminated during the three months ended June 30, 2009, which were designated as fair value hedges. During the three months ended March 31, 2009, interest rate swaps which had been designated as fair value hedges of certain debt instruments were terminated. These terminated interest rate swaps had an aggregate notional value of $675. The associated net fair value adjustment of $(34) to the debt instruments is being amortized as an offset to interest expense over the remaining term of the related notes.

(2) Foreign Exchange Risk Management

We use certain derivative instruments to manage the exposures associated with the foreign currency exchange risks discussed below.

Foreign Currency Denominated Assets and Liabilities

We generally utilize forward foreign exchange contracts to hedge these exposures. Changes in the value of these currency derivatives are recorded in Currency losses, net together with the offsetting foreign exchange gains and losses on the underlying assets and liabilities.

Forecasted Purchases and Sales in Foreign Currency

We generally utilize forward foreign exchange contracts to hedge these anticipated transactions. These contracts generally mature in six months or less. A portion of these contracts are designated as cash flow hedges.

Summary of Foreign Exchange Hedging Positions

At June 30, 2009, we had outstanding forward foreign exchange contracts with gross notional values of $1,678, which is reflective of the amounts that are normally outstanding at any point during the year. The following is a summary of the primary hedging positions and corresponding fair values held as of June 30, 2009:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
U.K. Pound Sterling/Euro	$491	$11
Euro/U.S. Dollar	107	1
U.S. Dollar/Euro	168	(5)
Swedish Kronor/Euro	106	—
Swiss Franc/Euro	177	(4)
Japanese Yen/U.S. Dollar	153	(1)
Japanese Yen/Euro	149	(5)
Euro/U.K. Pound Sterling	40	—
U.S. Dollar/Canadian Dollar	14	1
Canadian Dollar/Euro	156	—
Canadian Dollar/U.S. Dollar	2	—
All other	115	—

Total	$1,678	$(2)

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at June 30, 2009.

Foreign Currency Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges. These contracts hedge our foreign currency denominated inventory purchases and sales. Changes in fair value for these contracts were reported in Accumulated other comprehensive loss and reclassified to Cost of sales and Revenue in the period or periods during which the related inventory was sold to a third party. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net liability fair value of these contracts was $6 and $1 as of June 30, 2009 and December 31, 2008, respectively.

Summary of Derivative Instruments Fair Value

The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives Designated as Hedging Instruments	Other current assets:
	Foreign exchange contracts – forwards	$1	$—

	Other long-term assets:
	Interest rate contracts	4	53

	Total Assets	$5	$53

	Other current liabilities:
	Interest rate contracts	$2	$2
	Foreign exchange contracts –forwards	7	1

	Total Other current liabilities	9	3

	Other long-term liabilities:
	Interest rate contracts	7	—

	Total Liabilities	$16	$3

Derivatives NOT Designated as Hedging Instruments	Other current assets:
	Foreign exchange contracts – forwards	$15	$39

	Other current liabilities:
	Foreign exchange contracts – forwards	$11	$131

	Total Derivative Assets	$20	$92
	Total Derivative Liabilities	27	134

	Total Net Derivative Liability	$7	$42

Summary of Derivative Instruments Gains (Losses)

The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized in Income Three Months Ended June 30,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended June 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$(8)	$(23)	$8	$23

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized in Income Six Months Ended June 30,		Hedged Item Gain (Loss) Recognized in Income Six Months Ended June 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$(22)	$8	$22	$(8)

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended June 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended June 30,
	2009	2008		2009	2008
Interest rate contracts	$(3)	$3	Interest expense	$—	$—
Foreign exchange contracts – forwards	(5)	—	Cost of sales	(2)	—

Total Cash Flow Hedges	$(8)	$3		$(2)	$—

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Six Months Ended June 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Six Months Ended June 30,
	2009	2008		2009	2008
Interest rate contracts	$(2)	$—	Interest expense	$—	$—
Foreign exchange contracts – forwards	(10)	—	Cost of sales	3	—

Total Cash Flow Hedges	$(12)	$—		$3	$—

No amounts of ineffectiveness were recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

The following tables provide a summary of gains (losses) on non-designated derivative instruments. Non-designated derivative instruments are primarily instruments used to hedge foreign currency denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency denominated asset or liability.

		Three Months Ended June 30,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2009	2008
Foreign exchange contracts – forwards	Other expenses – Currency losses, net	$37	$(21)
Foreign exchange contracts – options	Other expenses – Currency losses, net	—	(1)

	Total Non-Designated Derivatives	$37	$(22)

		Six Months Ended June 30,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2009	2008
Foreign exchange contracts – forwards	Other expenses – Currency losses, net	$45	$(34)
Foreign exchange contracts – options	Other expenses – Currency losses, net	—	(2)

	Total Non-Designated Derivatives	$45	$(36)

During the three months ended June 30, 2009 and 2008, we recorded Currency losses, net of $1 and $2, respectively. During the six months ended June 30, 2009 and 2008, we recorded Currency losses, net of $21 and $21, respectively. Currency losses, net includes the mark-to-market of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency denominated assets and liabilities.

Fair Value of Financial Assets and Liabilities

The following tables represent our assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

	Total Fair Value Measurement June 30, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$20	$—	$20	$—

Derivative Liabilities	$27	$—	$27	$—

	Total Fair Value Measurement December 31, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$92	$—	$92	$—

Derivative Liabilities	$134	$—	$134	$—

We utilize the income approach to measure fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices, and therefore are classified as level 2.

Summary of Other Assets & Liabilities Not Measured at Fair Value on a Recurring Basis

The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,221	$1,221	$1,229	$1,229
Accounts receivable, net	1,872	1,872	2,184	2,184
Short-term debt	1,342	1,363	1,610	1,593
Long-term debt	6,695	6,546	6,774	5,918
Liability to subsidiary trust issuing preferred securities	648	506	648	555

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

Note 11 – Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Retiree Health		Pension Benefits		Retiree Health
	2009	2008	2009	2008	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$41	$52	$2	$4	$85	$107	$4	$8
Interest cost	122	144	16	23	243	288	31	45
Expected return on plan assets	(126)	(166)	—	—	(250)	(331)	—	—
Recognized net actuarial loss	7	9	—	—	12	19	—	1
Amortization of prior service credit	(6)	(5)	(11)	(3)	(11)	(10)	(21)	(6)
Recognized settlement loss	13	3	—	—	28	11	—	—

Net periodic benefit cost	51	37	7	24	107	84	14	48

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of net prior service credit	6	5	11	3	11	10	21	6
Net actuarial losses	(20)	(12)	—	—	(40)	(30)	—	(1)

Total recognized in Other comprehensive income(1)	(14)	(7)	11	3	(29)	(20)	21	5

Total recognized in Net periodic benefit cost and Other comprehensive income	$37	$30	$18	$27	$78	$64	$35	$53

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The amount, net of tax, is included within Note 12, Shareholders’ Equity.

During the six months ended June 30, 2009, we made contributions of $59 and $57 to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $51 to our pension plans and $51 to our other post-retirement benefit plans in 2009 for a total of $110 for pension plans and $108 for other post-retirement benefit plans.

Note 12 – Shareholders’ Equity

(in millions, except share data in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	AOCL (1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2008	864,777	$866	$2,447	$5,341	$(2,416)	$6,238	$120	$6,358

Net income	—	—	—	42	—	42	7	49
Translation adjustments	—	—	—	—	(274)	(274)	—	(274)
Changes in defined benefit plans (2)	—	—	—	—	(35)	(35)	—	(35)
Other unrealized losses, net	—	—	—	—	(5)	(5)	—	(5)

Comprehensive (Loss) Income						$(272)	$7	$(265)

Cash dividends declared-common stock ($0.0425 per share)	—	—	—	(38)	—	(38)	—	(38)
Stock option and incentive plans, net	10	—	17	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)

Balance at March 31, 2009	864,787	$866	$2,464	$5,345	$(2,730)	$5,945	$124	$6,069

Net income	—	—	—	140	—	140	7	147
Translation adjustments	—	—	—	—	726	726	—	726
Changes in defined benefit plans (2)	—	—	—	—	(121)	(121)	—	(121)
Other unrealized losses, net	—	—	—	—	(4)	(4)	—	(4)

Comprehensive Income						$741	$7	$748

Cash dividends declared-common stock ($0.0425 per share)	—	—	—	(37)	—	(37)	—	(37)
Stock option and incentive plans, net	4,294	4	(3)	—	—	1	—	1
Tax loss on stock option and incentive plans, net	—	—	(21)	—	—	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)

Balance at June 30, 2009	869,081	$870	$2,440	$5,448	$(2,129)	$6,629	$128	$6,757

(1)	Refer to “Accumulated Other Comprehensive Loss (AOCL)” section for additional information.
(2)	Refer to Note 11, Employee Benefit Plans for additional information.

Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) attributable to Xerox	$140	$215	$182	$(29)
Translation adjustments	726	(24)	452	211
Changes in defined benefit plans(1)	(121)	9	(156)	(19)
Other unrealized (losses) gains, net	(4)	3	(9)	—

Comprehensive Income – Xerox	741	203	469	163
Net income attributable to noncontrolling interests	7	9	14	18

Total Comprehensive Income	$748	$212	$483	$181

(1)

Includes currency losses of $(117) and $(100), our share of Fuji Xerox of $25 and $(31) and other plan asset changes for the three and six months ended June 30, 2009, respectively. 2008 includes currency impacts of $(2) and $(3) for the three and six months ended June 30, 2008, respectively, as well as our share of Fuji Xerox of $9 and $(26) for the three and six months ended June 30, 2008, respectively.

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is composed of the following as of June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009	December 31, 2008
Cumulative translation adjustments	$(943)	$(1,395)
Benefit plans net actuarial losses and prior service credits (includes our share of Fuji Xerox)	(1,177)	(1,021)
Other unrealized loss, net	(9)	—

Total Accumulated Other Comprehensive Loss	$(2,129)	$(2,416)

Treasury Stock

We did not purchase any common stock during the six months ended June 30, 2009 under our stock repurchase programs as described in our 2008 Annual Report. From inception in October 2005 through June 30, 2009, we have repurchased a cumulative total of 194.1 million shares at a cost of $2,945 (including associated fees of $4) under these stock repurchase programs.

Note 13—Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic Earnings (Loss) per Share:
Net income (loss) attributable to Xerox	$140	$215	$182	$(29)

Weighted average common shares outstanding	870,161	889,791	868,782	900,189

Basic Earnings (Loss) per Share	$0.16	$0.24	$0.21	$(0.03)

Diluted Earnings (Loss) per Share:
Net income (loss) attributable to Xerox	$140	$215	$182	$(29)
Interest on Convertible Securities, net	—	—	—	—

Adjusted Net income (loss) available to common shareholders	$140	$215	$182	$(29)

Weighted average common shares outstanding	870,161	889,791	868,782	900,189
Common shares issuable with respect to:
Stock options	325	5,229	322	—
Restricted stock and performance shares	6,448	5,662	8,144	—
Convertible securities	1,992	1,992	—	—

Adjusted weighted average common shares outstanding	878,926	902,674	877,248	900,189

Diluted Earnings (Loss) per Share	$0.16	$0.24	$0.21	$(0.03)

Dividends per Common Share	$0.0425	$0.0425	$0.085	$0.085

The computation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008 did not include the effects of approximately 49 million shares and 22 million shares, respectively, because to do so would have been anti-dilutive. The computation of diluted earnings per share for the six months ended June 30, 2008 also did not include an additional 13 million shares because of the net loss in that period and to do so would have been anti-dilutive.

Note 14—Contingencies

Brazil Tax and Labor Contingencies

Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of June 30, 2009, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,058, with the increase from December 31, 2008 balance of approximately $839 primarily related to currency. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2009 we had $205 of escrow cash deposits for matters we are disputing and there are liens on certain Brazilian assets with a net book value of $36 and additional letters of credit of approximately $119. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

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

Arbitration between MPI Technologies, Inc. and MPI Tech S.A. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced in January 2005, MPI Technologies, Inc. and MPI Tech S.A. (collectively “MPI”) sought damages from the Company and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. In September 2005, the arbitration panel rendered its decision, holding in part that the Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. In December 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest resulting in an award of $13 for pre and post-judgment interest. In 2006, Xerox’s application for judicial review of the award, seeking to have the award set aside in its entirety, was denied by the Ontario Superior Court in Toronto and Xerox released all monies and software it had placed in escrow. In January 2007, Xerox and XCL served an arbitration claim against MPI seeking a declaratory award concerning the preclusive effect of the remedy awarded by the prior arbitration panel. In March 2007, MPI delivered to Xerox a statement of defense and counterclaim in response to Xerox’s arbitration claim. MPI claims entitlement to an unspecified amount of damages for royalties. In addition, MPI claims damages of $50 for alleged “misuse” of its licensed software by Xerox after December 2006. MPI also claims entitlement to unspecified amounts of pre and post-judgment interest and its costs of the arbitration. A panel of three arbitrators has been appointed to hear the dispute. The panel heard oral arguments relating to preliminary dispositive motions on May 20-21, 2008. The panel’s decision was released on August 28, 2008, in which the panel determined that MPI is precluded from advancing certain claims to royalties in respect of Xerox’s Version 8 software and its derivatives, but that certain other claims being advanced by MPI are not precluded. A hearing relating to most of the issues raised in the current arbitration, other than damages issues relating to several of MPI’s claims that have been bifurcated, is expected to take place in October 2009. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs. Based on the present stage of the proceeding, it is not possible to estimate the amount of any material loss or range of material loss that might result from any of the claims advanced in such counterclaim.

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

Note 15 – Subsequent Events

We have performed an evaluation of subsequent events through August 3, 2009, which is the date the financial statements were issued.

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

Overview

Results for the three and six months ending June 30, 2009 largely reflect the continued effects of the worldwide economic downturn. The overall slowdown in business activity has reduced demand for supplies, especially in heavily document-driven processes, and our customers, in an effort to manage costs, are delaying spending on technology upgrades until there are stronger signs of economic improvement. The weak economies in developing markets, like Russia and Eurasia, where access to credit is still quite limited, has impacted our revenues. Total revenue of $3,731 million and $7,285 million for the three and six months ended June 30, 2009 declined by 18% in both periods from the prior year including unfavorable impacts from currency of 5% and 6%, respectively. Equipment sales revenue of $828 million and $1,598 million for the three months and six months ended June 30, 2009 decreased by 29% in both periods from the prior year reflecting the continued industry-wide slowdown in technology spending. Post-sale revenue of $2,903 million and $5,687 million for the three and six months ended June 30, 2009 was down 14% in both periods from the prior year reflecting lower supplies revenue as distributors continued to hold lower inventory levels and businesses implemented their own cost-cutting measures.

The benefits from restructuring and operational improvements are helping to relieve pressure from the revenue declines. Gross margins of 40.2% and 39.5%, respectively, for the three and six months ended June 30, 2009 increased 1.0-percentage points and 0.2-percentage points, respectively, from the prior year comparable periods despite the continued effect of higher product costs due to transaction currency. Selling, administrative and general (“SAG”) expenses for the three and six months ended June 30, 2009 declined $157 million and $277 million, respectively, from the prior year comparable periods reflecting favorable currency and the benefits from restructuring and operational improvements.

Cash flow from operations was $631 million for the six months ended June 30, 2009, and cash used in investing activities of $243 million included $145 million for GIS’s acquisition of ComDoc in the first quarter of 2009. Total Debt at June 30, 2009 was down $347 million from December 31, 2008.

Summary Results

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change
Equipment sales	$828	$1,160	(29)%	$1,598	$2,258	(29)%
Post sale revenue(1)	2,903	3,373	(14)%	5,687	6,610	(14)%

Total Revenue	$3,731	$4,533	(18)%	$7,285	$8,868	(18)%

Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,602	$2,119		$3,096	$4,132
Less: Supplies, paper and other sales	(774)	(959)		(1,498)	(1,874)

Equipment Sales	$828	$1,160		$1,598	$2,258

Service, outsourcing and rentals	$1,951	$2,207		$3,831	$4,320
Finance income	178	207		358	416
Add: Supplies, paper and other sales	774	959		1,498	1,874

Post Sale Revenue	$2,903	$3,373		$5,687	$6,610

Memo: Color(2)	$1,456	$1,700	(14)%	$2,821	$3,302	(15)%

Second quarter 2009 total revenues decreased 18% compared to the second quarter 2008. Worldwide economic weakness continues to negatively impact our major market segments and currency had a 5-percentage point negative impact on total revenues in the quarter. Total revenues included the following:

•	14% decrease in post sale revenue, with a 6-percentage point negative impact from currency. The components of post sale revenue decreased as follows:
-

12% decrease in service, outsourcing and rentals revenue to $1,951 million reflecting declines in technical service and outsourcing revenue primarily due to currency which had a 6-percentage point negative impact and a decline in pages. Total digital pages declined 5%, while color pages increased by 12%.

-

Supplies, paper and other sales of $774 million decreased 19% year-over-year, with a 4-percentage point negative impact from currency. Declines were driven by lower channel supplies purchases, most notably within developing markets and lower paper sales.

•

29% decrease in equipment sales revenue, with a 4-percentage point negative impact from currency. Overall declines in install activity were the primary driver along with price declines of 5% to 10% across Production and Office, which offset the growth in entry production color and Segment 2-5 install activity. More than two-thirds of the second quarter 2009 equipment sales were generated from products launched in the past 24 months.

•

14% decrease in color revenue[2], with a 6-percentage point negative impact from currency. Color revenue of $1,456 million comprised 43% of total revenue in the second quarter 2009[3], excluding GIS, and reflects:

-

9% decrease in color post sale revenue, including a 6-percentage point negative impact from currency. The decline was partially driven by lower channel color printer supplies purchases. Color represented 40% of post sale revenue in the second quarter 2009[3].

-

26% decrease in color equipment sales revenue, including a 5-percentage point negative impact from currency and lower installs driven by the impact of the economic environment. Color sales represented 53% of equipment sales in the second quarter 2009[3].

Total revenue for the six months ended June 30, 2009 decreased 18% compared to the prior year period. Worldwide economic weakness negatively impacted our major market segments and currency had a 6-percentage point negative impact on total revenues. Total revenues included the following:

•	14% decrease in post sale revenue, with a 6-percentage point negative impact from currency. The components of post sale revenue decreased as follows:
-

11% decrease in service, outsourcing and rentals revenue to $3,831 million reflecting declines in technical service and outsourcing revenue primarily due to currency, which had a 6-percentage point negative impact and a decline in pages. Total digital pages declined 5%, while color pages increased by 14%.

-

Supplies, paper and other sales of $1,498 million decreased 20% year-over-year primarily due to currency, which had a 4-percentage point negative impact and declines in channel supplies purchases, including lower purchases within developing markets and lower paper sales.

•

29% decrease in equipment sales revenue, with a 4-percentage point negative impact from currency. The overall decline in install activity was the primary driver along with price declines of approximately 5% across the Production and Office segments, which offset the growth in Segment 2-5 and iGen install activity.

•

15% decrease in color revenue[2] with a 7-percentage point negative impact from currency. Color revenue of $2,821 million comprised 42% of total revenue during the six months ended June 30, 2009[3], excluding GIS, compared to 40% during the six months ended June 30, 2008, reflecting:

-

10% decrease in color post sale revenue, including a 7-percentage point negative impact from currency. The decline was partially driven by lower channel color printer supplies purchases. Color represented 39% of post sale revenue during the six months ended June 30, 2009, excluding GIS, compared to 37% in the prior year[3].

-

26% decrease in color equipment sales revenue, including a 6-percentage point negative impact from currency and lower installs driven by the impact of the economic environment. Color sales represented 53% of equipment sales during the six months ended June 30, 2009, excluding GIS, compared to 49% of equipment sales during the six months ended June 30, 2008[3].

Net Income

Second quarter 2009 net income attributable to Xerox of $140 million, or $0.16 per diluted share, included a charge of $9 million, or $0.01 per diluted share, for our share of Fuji Xerox’s after-tax restructuring.

Second quarter 2008 net income attributable to Xerox of $215 million, or $0.24 per diluted share included charges for after-tax restructuring of $43 million ($63 million pre-tax), or $0.05 per diluted share.

Total net income attributable to Xerox for the six months ended June 30, 2009 of $182 million, or $0.21 per diluted share, included a $31 million charge, or $0.04 per diluted share, for our share of Fuji Xerox’s after-tax restructuring charge.

Total net loss attributable to Xerox for the six months ended June 30, 2008 was $(29) million, or $(0.03) per diluted share and included an after-tax charge of $491 million ($795 million pre-tax), or $0.54 per diluted share, associated with securities-related litigation matters, as well as an after-tax charge of $43 million ($63 million pre-tax), or $0.05 per diluted share for restructuring.

(1)

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

(2)	Color revenues represent a subset of total revenues and exclude GIS revenues.
(3)

For the three and six months ended June 30, 2009, total color, color post sale, and color equipment sales revenues comprised 39%, 37% and 45%, respectively, and 39%, 37% and 45%, respectively, if calculated on total, total post sale and total equipment sales revenues, including GIS. GIS is excluded from the color information presented, as the breakout of the information required to make this computation for all periods is not available.

Operations Review

	Three Months Ended June 30,
(in millions)	Production	Office	Other	Total

2009
Equipment sales	$225	$565	$38	$828
Post sale revenue	870	1,561	472	2,903

Total Revenues	$1,095	$2,126	$510	$3,731

Segment Profit (Loss)	$51	$229	$(66)	$214

Operating Margin	4.7%	10.8%	(12.9)%	5.7%

2008
Equipment sales	$317	$775	$68	$1,160
Post sale revenue	1,020	1,751	602	3,373

Total Revenues	$1,337	$2,526	$670	$4,533

Segment Profit (Loss)	$87	$279	$(16)	$350

Operating Margin	6.5%	11.0%	(2.4)%	7.7%

	Six Months Ended June 30,
(in millions)	Production	Office	Other	Total

2009
Equipment sales	$434	$1,089	$75	$1,598
Post sale revenue	1,714	3,048	925	5,687

Total Revenues	$2,148	$4,137	$1,000	$7,285

Segment Profit (Loss)	$91	$367	$(156)	$302

Operating Margin	4.2%	8.9%	(15.6)%	4.1%

2008
Equipment sales	$600	$1,531	$127	$2,258
Post sale revenue	2,008	3,442	1,160	6,610

Total Revenues	$2,608	$4,973	$1,287	$8,868

Segment Profit (Loss)	$188	$544	$(56)	$676

Operating Margin	7.2%	10.9%	(4.4)%	7.6%

Note that install activity percentages include the Xerox-branded shipments to GIS. Refer to Note 3 – Segment Reporting for the reconciliation of Segment Operating Profit to Pre-tax Income (Loss).

Production

Revenue

Second quarter 2009 Production revenue of $1,095 million decreased 18%, including a 6-percentage point negative impact from currency, reflecting:

•

15% decrease in post sale revenue with a 7-percentage point negative impact from currency, as declines in all product segments were driven in part by lower black-and-white page volumes reflecting the continued weak economic environment.

•

29% decrease in equipment sales revenue with a 5-percentage point negative impact from currency. Install declines in black-and-white production systems and product mix more than offset install growth in production color.

•	2% increase in installs of production color systems, driven by Xerox 700 installs that offset declines in other entry production color products.
•	24% decline in installs of production black-and-white systems reflecting declines in all product segments.

Production revenue for the six months ended June 30, 2009 of $2,148 million decreased 18%, including a 7-percentage point negative impact from currency, reflecting:

•

15% decrease in post sale revenue with an 8-percentage point negative impact from currency, as declines in revenue in all product segments were driven in part by lower black-and-white page volumes reflecting the continued weak economic environment.

•

28% decrease in equipment sales revenue, with a 6-percentage point negative impact from currency. The decline in revenue across all product segments reflects lower installs likewise driven by the continued weak economic environment.

•	2% decline in installs of production color products, as entry production color declines were partially offset by increased iGen4 and Xerox 700 installs.
•	26% decline in installs of production black-and-white systems reflecting declines in all product segments.

Operating Profit

Second quarter 2009 Production profit of $51 million decreased $36 million from second quarter 2008 due to lower gross profit flow-through from revenue declines which were partially offset by lower RD&E and SAG spending as a result of continued cost savings.

Production profit for the six months ended June 30, 2009 of $91 million decreased $97 million from the six months ended June 30, 2008, due to lower gross profit flow-through from revenue declines which were partially offset by lower RD&E and SAG as a result of continued cost savings.

Office

Revenue

Second quarter 2009 Office revenue of $2,126 million decreased 16%, including a 5-percentage point negative impact from currency, reflecting:

•

11% decrease in post sale revenue, with a 5-percentage point negative impact from currency. The decline in revenue in all product segments reflects lower channel supplies purchases, including purchases within developing markets, which more than offset the growth in GIS.

•

27% decrease in equipment sales revenue, with a 3-percentage point negative impact from currency. The decline in revenue across most product segments reflects lower installs driven by the continued weak economic environment.

•	21% decline in installs of color multifunction devices driven by lower overall demand, which more than offset the impact of new products including the Office version of Xerox 700 and ColorQube™.
•

39% decline in installs of black-and-white copiers and multifunction devices, including a 84% decline in Segment 1 products (11-20 ppm), driven primarily by lower activity in developing markets offset by a 10% increase in Segment 2-5 products (21-90 ppm). Segment 2-5 installs include the Xerox 4595, a 95 ppm device with an embedded controller.

•	42% decline in installs of color printers due to lower OEM sales and channel inventory levels.

Office revenue for the six months ended June 30, 2009 of $4,137 million decreased 17%, including a 5-percentage point negative impact from currency, reflecting:

•

11% decrease in post sale revenue with a 5-percentage point negative impact from currency. The decline in revenue in all product segments reflects lower channel supplies purchases, including purchases within developing markets, which more than offset the growth in GIS.

•

29% decrease in equipment sales revenue, including a 3-percentage point negative impact from currency. The decline in revenue across most product segments reflects lower installs driven by the continued weak economic environment.

•	21% decline in installs of color multifunction devices driven by lower overall demand, which more than offset the impact of new products including the Office version of Xerox 700 and ColorQube.
•

43% decline in installs of black-and-white copiers and multifunction devices, including a 84% decline in Segment 1 products (11-20 ppm), driven primarily by lower activity in developing markets, offset by a 9% increase in Segment 2-5 products (21-90 ppm). Segment 2-5 installs include the Xerox 4595, a 95 ppm device with an embedded controller.

•	32% decline in installs of color printers due to lower OEM sales and channel inventory levels.

Operating Profit

Second quarter 2009 Office profit of $229 million decreased $50 million from second quarter 2008, as revenue declines were partially offset by cost savings resulting in improved gross margin and lower RD&E and SAG.

Office profit for the six months ended June 30, 2009 of $367 million decreased $177 million from the six months ended June 30, 2008, as revenue declines were partially offset by lower RD&E and SAG as a result of continued cost savings.

Other

Revenue

Second quarter 2009 Other revenue of $510 million decreased 24%, including a 4-percentage point negative impact from currency, primarily driven by declines in revenue from paper, wide format and licensing arrangements. Paper comprised approximately half of second quarter 2009 and 2008 Other segment revenue.

Other segment revenue for the six months ended June 30, 2009 of $1 billion decreased 22%, including a 4-percentage point negative impact from currency, primarily driven by declines in revenue from paper and wide format systems.

Operating Profit

Second quarter 2009 Other loss of $66 million increased $50 million from second quarter 2008, reflecting lower income from licensing arrangements, paper and equity income.

Other segment loss for the six months ended June 30, 2009 of $156 million increased $100 million from the comparable 2008 period, primarily due to lower revenue, interest income and equity income as well as lower gains on the sales of assets.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Sales	33.5%	33.9%	(0.4) pts	33.2%	34.2%	(1.0) pts
Service, outsourcing and rentals	43.6%	42.2%	1.4 pts	42.6%	42.0%	0.6 pts
Financing income	61.8%	61.8%	— pts	61.7%	61.8%	(0.1) pts
Total Gross Margin	40.2%	39.2%	1.0 pts	39.5%	39.3%	0.2 pts

Total gross margin increased 1.0-percentage points and 0.2-percentage points, respectively, for the three and six months ended June 30, 2009 as compared to the 2008 comparable periods. The increases were primarily driven by cost improvements enabled by restructuring and our cost actions as well as the decline of revenues from lower margin channels partially offset by the 1.0-percentage points unfavorable impact of transaction currency in both periods.

Sales gross margin decreased 0.4-percentage points and 1.0-percentage points, respectively, for the three and six months ended June 30, 2009 as compared to the 2008 comparable periods primarily due to the adverse impact of transaction currency on our inventory purchases of 1.8 percentage points in both periods and price declines of 0.7 and 0.4 percentage points, respectively. These declines were partially offset by the positive mix of revenues and cost improvements in both periods.

Service, outsourcing and rentals margin increased 1.4-percentage points and 0.6-percentage points for the three and six months ended June 30, 2009, respectively, as compared to the 2008 comparable period primarily due to the reduction in costs driven by our restructuring and cost actions. These cost improvements more than offset the approximate 1.0-percentage points impact of pricing in both periods.

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
RD&E % Revenue	5.4%	4.9%	0.5 pts	5.6%	5.0%	0.6 pts

RD&E of $202 million and $406 million for the three and six months ended June 30, 2009 was $21 million and $38 million lower than the prior year comparable periods, respectively, reflecting our restructuring and cost actions which consolidated the Production and Office development and engineering infrastructure. R&D of $172 million and $347 million for the three and six months ended June 30, 2009, decreased $18 million and $27 million, respectively, from the prior year periods. Sustaining engineering costs of $30 million and $59 million for the three and six months ended June 30, 2009 decreased $3 million and $11 million from prior year periods.

We invest in technological research and development, particularly in color, software and services. We believe that our R&D spending is sufficient to remain technologically competitive. Our R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
SAG % Revenue	27.2%	25.8%	1.4 pts	27.7%	25.9%	1.8 pts

SAG expenses of $1,013 million in the second quarter 2009 were $157 million lower than the second quarter 2008, including a $59 million benefit from currency. The SAG expense decrease reflected the following:

•	$128 million decrease in selling expenses, reflecting favorable currency, benefits from restructuring and cost actions including reductions in marketing spend and commissions.
•	$75 million decrease in general and administrative expenses, reflecting favorable currency and benefits from restructuring and cost actions.
•

$46 million increase in bad debt expenses to $80 million, reflecting an increase in write-offs in North America and Europe. 2009 second quarter bad debt expense as a percentage of revenue was consistent with the first quarter 2009, and was less than one percent of receivables.

SAG expenses of $2,017 million for the six months ended June 30, 2009 were $277 million lower than the six months ended June 30, 2008, including a $134 million benefit from currency. The SAG expense decrease reflected the following:

•	$220 million decrease in selling expenses, reflecting favorable currency, benefits from restructuring and an overall reduction in spending.
•	$144 million decrease in general and administrative expenses, reflecting favorable currency and benefits from restructuring and cost savings.
•

$87 million increase in bad debt expenses to $150 million, reflecting an increase in write-offs in North America and Europe. Bad debt expense as a percentage of revenue for the six months ended June 30, 2009 was consistent with the fourth quarter 2008. Due to the current economic conditions, we expect bad debt expense to continue trending at these higher levels for the remainder of the year.

Worldwide Employment

Worldwide employment of 54,700 at June 30, 2009, decreased approximately 2,400 from December 31, 2008 and 3,300 from second quarter 2008, primarily due to restructuring reductions, partially offset by additional headcount related to GIS’s acquisition of ComDoc, Inc.

Restructuring and Asset Impairment Charges

During the six months ended June 30, 2009, we recorded a net restructuring credit of $3 million. The net credit reflected $21 million of severance-related charges for new actions and $24 million of net reversals for changes in estimated reserves from prior year initiatives. During the six months ended June 30, 2008, we recorded restructuring charges of $66 million primarily related to headcount reductions of approximately 1,200 employees predominately in North America. The restructuring reserve balance as of June 30, 2009, for all programs was $183 million, of which approximately $168 million is expected to be spent over the next twelve months. Refer to Note 7, Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Non-financing interest expense	$63	$65	$124	$119
Interest income	(6)	(9)	(11)	(21)
Gains on sales of businesses and assets	(7)	(15)	(9)	(22)
Currency losses, net	1	2	21	21
Amortization of intangible assets	15	13	29	26
Litigation matters	5	6	7	802
All Other expenses, net	16	7	23	10

Total Other Expenses, Net	$87	$69	$184	$935

Non-financing interest expense: Non-financing interest expense of $124 million for the six months ended June 30, 2009 was $5 million higher than the prior year reflecting higher average debt balances partially offset by lower interest rates.

Interest income: Interest income for the six months ended June 30, 2009 was $10 million lower than the prior year reflecting lower average cash balances and lower interest rates.

Gains on sale of businesses and assets: The gains on sales of businesses and assets for 2009 and 2008 primarily relate to the sale of facilities in Latin America.

Currency losses, net: 2009 currency losses of $21 million for the six months ended June 30, 2009 were primarily due to the significant movement in exchange rates among the U.S. Dollar, Euro and Yen in the first quarter 2009, as well as the increased cost of hedging, particularly in developing markets. 2008 currency losses of $21 million for the six months ended June 30, 2008 were primarily due to the significant and rapid weakening of the U.S. Dollar and Euro as compared to the Yen in the first quarter 2008.

Litigation matters: 2008 charges for the six months ended June 30, 2008 include $795 million related to provisions for the $670 million settlement of Carlson v. Xerox Corporation (“Carlson”) and other securities-related litigation matters, net of expected insurance recoveries. On January 14, 2009, the United States Court for the District of Connecticut entered a Final Order and Judgment approving the Carlson settlement. The remainder of the charges in 2009 and 2008 are primarily related to probable losses on various legal matters.

All Other expenses, net: All Other expenses, net for the three and six months ended June 30, 2009 increased $9 million and $13 million, respectively, compared to the prior year periods due primarily to an increase in interest expense related to Brazil tax and labor contingencies and fees associated with the sale of receivables.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change
Income tax expense (benefit)	$59	$59	$—	$78	$(187)	$265
Effective tax rate	29.9%	23.2%	6.7 pts	28.4%	73.3%	(44.9	) pts

The effective tax rates for the three and six months ended June 30, 2009 of 29.9% and 28.4%, respectively, were lower than the U.S. statutory tax rate primarily due to the net tax benefits from the geographical mix of income before taxes and the related effective tax rates in those jurisdictions.

The second quarter 2008 effective tax rate was 23.2% and included a 1.7% benefit from the tax effect of the second quarter restructuring charges. Excluding the impact of the restructuring charges, the adjusted effective tax rate was 24.9%1, which was lower than the U.S. statutory tax rate primarily due to tax benefits from the utilization of foreign tax credits and the geographical mix of income before taxes and the related tax rates in those jurisdictions.

The effective tax rate for six months ended June 30, 2008 of 73.3% included a $304 million tax benefit associated with the $795 million net provision for securities-related litigation matters as well as a $20 million tax benefit for the second quarter 2008 restructuring charges of $63 million. Excluding the impact of these litigation charges, the adjusted effective tax rate was 22.7%1, which was lower than the U.S. statutory tax rate primarily due to the net tax benefits from the resolution and re-measurement of certain unrecognized tax positions as well as the utilization of foreign tax credits and the geographical mix of income before taxes and the related tax rates in those jurisdictions.

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

(1)	See the “non-GAAP measure” section for an explanation of this non-GAAP measure.

Equity in Net Income (Loss) of Unconsolidated Affiliates

Equity in net income (loss) of unconsolidated affiliates of $9 million and $(1) million for the three and six months ended June 30, 2009 decreased $20 million and $58 million as compared to 2008 comparable periods, respectively, which reflects our 25% share of Fuji Xerox’s lower net income which has been impacted by the worldwide economic weakness. The three and six month periods ended June 30, 2009 included charges of $9 million and $31 million, respectively, related to our share of Fuji Xerox’s after-tax restructuring. The three and six month periods ended June 30, 2008 included charges of $3 million and $13 million, respectively, primarily related to pension settlements.

Capital Resources and Liquidity

The following table summarizes our cash and cash equivalents:

	Six Months Ended June 30,
(in millions)	2009	2008	Change
Net cash provided by operating activities	$631	$494	$137
Net cash used in investing activities	(243)	(350)	107
Net cash used in financing activities	(400)	(404)	4
Effect of exchange rate changes on cash and cash equivalents	4	4	—

Decrease in cash and cash equivalents	(8)	(256)	248
Cash and cash equivalents at beginning of period	1,229	1,099	130

Cash and cash equivalents at end of period	$1,221	$843	$378

Cash Flows from Operating Activities

Net cash provided by operating activities was $631 million for the six months ended June 30, 2009. The $137 million increase in cash from the six months ended June 30, 2008 was primarily due to the following:

•	$327 million decrease in pre-tax income before litigation and restructuring.
•	$373 million increase from accounts receivables reflecting lower revenue, improved collections and benefits from the sale of accounts receivables.
•	$247 million increase as a result of lower inventory levels reflecting focused supply chain actions in light of lower sales volume.
•	$34 million increase due to lower placements of equipment on operating leases reflecting lower install activity.
•	$11 million increase due to higher net run-off of finance receivables.
•	$130 million decrease due to lower accounts payable and accrued compensation primarily related to lower purchases and the timing of payments to suppliers.
•	$106 million decrease due to higher restructuring payments associated with previously reported actions.

Cash Flows from Investing Activities

Net cash used in investing activities was $243 million for the six months ended June 30, 2009. The $107 million increase in cash from the six months ended June 30, 2008 was primarily due to the following:

•	$134 million increase due to lower escrow and other restricted investments. 2008 reflects the funding of the escrow account for the Carlson litigation settlement.
•	$55 million increase due to lower capital expenditures (including internal use software) reflecting focused management on our capital requirements.
•	$27 million decrease due to lower cash receipts from asset sales.

Cash Flows from Financing Activities

Net cash used in financing activities was $400 million for the six months ended June 30, 2009. The $4 million increase in cash from the six months ended June 30, 2008 was primarily due to the following:

•	$712 million increase due to the absence of purchases under the Company’s share repurchase program.
•	$107 million increase primarily due to lower debt payments on secured financings.
•

$837 million decrease due to lower net proceeds on unsecured debt. 2009 reflects the repayment of the 2009 Senior Notes of $879 million, net payments of $96 million on the Credit Facility and $41 million primarily for foreign short-term borrowings. These payments were partially offset by proceeds from the issuance of $750 million in Senior Notes. 2008 reflects the issuance of $1.4 billion in Senior Notes, as well as, net payments of $550 million on the Credit Facility and net payments of $279 million on other debt.

Customer Financing Activities

The following represents our Total finance assets associated with our lease and finance operations:

(in millions)	June 30, 2009	December 31, 2008
Total Finance receivables, net (1)	$7,041	$7,278
Equipment on operating leases, net	566	594

Total Finance Assets, net	$7,607	$7,872

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The reduction of $265 million in Total finance assets, net includes favorable currency of $109 million.

The following summarizes our debt:

(in millions)	June 30, 2009	December 31, 2008
Principal debt balance	$7,885	$8,201
Less: Net unamortized discount	(6)	(6)
Add: SFAS No. 133 fair value adjustments	158	189

Total Debt	8,037	8,384
Less: Current maturities and short-term debt	(1,342)	(1,610)

Total Long-Term Debt	$6,695	$6,774

Our lease contracts permit customers to pay for equipment over time rather than at the date of installation and therefore we maintain a certain level of debt, which we refer to as financing debt, to support our investment in these lease contracts, which are reflected in Total finance assets, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2009	December 31, 2008
Financing debt (2)	$6,655	$6,888
Core debt	1,382	1,496

Total Debt	$8,037	$8,384

(2)

Financing debt includes $6,161 million and $6,368 million as of June 30, 2009 and December 31, 2008, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Sales of Accounts Receivables

During the second quarter 2009, we sold $373 million of accounts receivables without recourse, as compared to $237 million in the first quarter 2009 and $168 million in the second quarter 2008. Fees associated with these sales were approximately $3 million, $2 million and $1 million, respectively. $358 million of receivables sold to date remained uncollected by the third party purchasers as of June 30, 2009. We do not have any current or future liability for these non-recourse sales.

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

We are currently rated investment grade by all major rating agencies. As of June 30, 2009 the ratings for our senior unsecured debt were as follows:

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

The following is a discussion of our liquidity position as of June 30, 2009:

•

As of June 30, 2009, total cash and cash equivalents was $1.2 billion and our borrowing capacity under our Credit Facility was $1.8 billion, reflecting $150 million outstanding borrowings and no outstanding letters of credit. In addition, we currently have approximately $1.0 billion available under our secured borrowing arrangement with General Electric Capital Corporation (the “Loan Agreement”). This Agreement is in place through 2010, and has not been accessed in almost three and a half years.

•

Cash flows from operations were $631 million and $494 million for the six months ended June 30, 2009 and 2008, respectively. Cash flows from operations were $939 million for the 2008 full-year and included $615 million in net payments for securities litigation. We expect 2009 full-year operating cash flows of about $1.5 billion.

•

The first half of 2009 total debt decreased by $347 million and we expect to reduce debt by over $1 billion for the full-year. Our debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q3 2009	$475
Q4 2009	157
2010	969
2011	802
2012	1,145
2013	1,065
2014	819
2015	—
2016	951
2017	501
2018 and thereafter	1,001

Total	$7,885

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

In April 2009, we signed two seven year contracts with Computer Sciences Corporation (“CSC”) for approximately $39 million for mainframe application development and maintenance services and $51 million for mainframe computing services support in North America. These contracts replace the EDS mainframe applications, maintenance and support and mainframe process contracts in North America, which expire in June 2010 and December 2013, respectively.

In February 2009, we signed a six year contract with Hindustan Computers Limited (“HCL”) for approximately $100 million for mid range processing services in North America and Europe. This contract replaces the EDS server management contract, which expired in June 2009.

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

The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 10 – Financial Instruments – for further discussion and information on our financial risk management strategies.

Application of Critical Accounting Policies

Business Combinations and Goodwill

As discussed in the Overview section, our results for the six months ended June 30, 2009 are largely due to the current global economic environment and the related current industry-wide slowdown in technology spending. We do not believe our results reflect a significant change in the overall long-term revenue and cash flow growth prospects or expectations for our business. The Company remains the prominent player in our industry and we expect to continue to grow market share even in this challenging environment, primarily through our expanded distribution capabilities as well as new product and service offerings. We are offsetting the decline in revenues with $250 million in savings from previous restructuring actions and an additional $300 million in cost and expense reductions throughout this year. Our operating cash flows remain strong and are expected to approximate $1.5 billion for the 2009 full year. Accordingly, we continue to believe that our first half results and our expectations for the remainder of the year are driven by the near-term economic conditions and that the long-term revenue and expense growth assumptions used to determine the fair values of our reporting units, as disclosed in the aggregate on in of our 2008 “Annual Report under Application of Critical Accounting Policies – Business Combinations and Goodwill”, remain attainable. Based on those assumptions, we determined that the fair values of our reporting units sufficiently exceeded their carrying values.

Non-GAAP Financial Measures

We have reported our financial results in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of the following non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is set forth below:

Adjusted Effective Tax Rate

The effective tax rate for the three and six months ended 2008 are discussed in this presentation using non-GAAP financial measures that exclude the effects of charges associated with securities-related litigation matters and restructuring. Management believes that it is helpful to exclude these effects to better understand, analyze and compare the prior period’s income tax expense and effective tax rate to the current period amounts given the discrete nature and size of these items in the prior periods.

However, this non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.

	Three Months Ended June 30, 2008
(in millions)	Pre-Tax Income	Income Taxes	Effective Tax Rate
As Reported	$254	$59	23.2%
Restructuring and asset impairment charges	63	20

As Adjusted	$317	$79	24.9%

	Six Months Ended June 30, 2008
(in millions)	Pre-Tax Income	Income Taxes	Effective Tax Rate
As Reported	$(255)	$(187)	73.3%
Provision for securities litigation matters	795	304
Restructuring and asset impairment charges	63	20

As Adjusted	$603	$137	22.7%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Financial Risk Management” on Page 36 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

PART II — OTHER INFORMATION

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

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of June 30, 2009, we had $8.0 billion of total debt ($18 million of which is secured by finance receivables) and a $648 million liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $7.6 billion at June 30, 2009. The total cash and cash equivalents was $1.2 billion at June 30, 2009. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of June 30, 2009, total cash and cash equivalents was $1.2 billion, and our borrowing capacity under our Credit Facility was $1.8 billion, reflecting $150 million outstanding borrowings. We also have funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”). We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt; (ii) certain fundamental changes to corporate structure; (iii) changes in nature of business; and (iv) limitations on debt incurred by certain subsidiaries. The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; and certain other payments. They do not, however, contain financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with GECC (effective through 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of June 30, 2009, $18 million was outstanding under the Loan Agreement. The Loan Agreement incorporates the financial maintenance covenants contained in the Credit Facility and contains other affirmative and negative covenants.

At June 30, 2009, we were in full compliance with the covenants and other provisions of the Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2009

During the quarter ended June 30, 2009, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Dividend Equivalents

(a)	Securities issued on April 30, 2009: Registrant issued 2,876 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Vernon E. Jordan, Jr., Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter and to a retired Director, Ralph S. Larsen.

(c)

The DSUs were issued at a deemed purchase price of $4.64 per DSU (aggregate price $13,345), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2009

Repurchases of Xerox Common Stock, par value $1.00 per share include the following:

Board Authorized Share Repurchase Programs:

We did not purchase Common stock during the second quarter of 2009.

Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $2.9 billion has been used through June 30, 2009. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the SEC’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
April 1 through 30	2,342,095	$4.75	n/a	n/a
May 1 through 31	2,309	6.44	n/a	n/a
June 1 through 30	—	—	n/a	n/a

Total	2,344,404		n/a	n/a

(1)

These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Xerox Corporation was duly called and held on May 21, 2009 at Xerox Corporate Headquarters, 45 Glover Avenue, Norwalk, Connecticut. Proxies for the meeting were solicited on behalf of the Board of Directors of Xerox Corporation pursuant to Regulation 14A of the General Rules and Regulations of the SEC. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors listed in the Proxy Statement, and all director nominees were elected.

The matters that were voted upon at the meeting and the number of votes cast as to each of the matters, where applicable, are as follows:

Proposal 1—Election of Directors:

Name	For	Against	Abstain
Glenn A. Britt	686,359,621	80,233,007	1,230,904
Ursula M. Burns	740,950,183	25,441,468	1,431,881
Richard J. Harrington	745,882,211	20,635,080	1,306,241
William Curt Hunter	741,590,500	24,920,905	1,312,127
Robert A. McDonald	686,445,302	80,077,499	1,300,731
Anne M. Mulcahy	696,007,904	70,534,651	1,280,977
N. J. Nicholas, Jr.	683,904,945	81,323,928	2,594,659
Charles Prince	696,309,380	70,014,384	1,499,768
Ann N. Reese	693,065,831	73,553,819	1,203,882
Mary Agnes Wilderotter	739,812,687	26,712,018	1,298,827

Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm:

For	759,278,269
Against	7,391,876
Abstain	1,153,387

ITEM 5	OTHER INFORMATION

On July 30, 2009, the Compensation Committee of the Board of Directors assessed performance against the first-half 2009 Annual Performance Incentive Plan (“APIP”) goals, as reflected in Exhibit 10(e)(25), and established the performance measures and weightings for the second-half 2009 APIP, as reflected in Exhibit 10(e)(26).

ITEM 6	EXHIBITS

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009.

Incorporated by reference to Exhibit 3(a) to Registrant’s Form 10-K for the year ended December 31, 2008.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009 (filed May 28, 2009).

10(e)(25)	Annual Performance Incentive Plan for 2009 (first half).

10(e)(26)	Annual Performance Incentive Plan for 2009 (second half).

10(f)(3)	Amendment No. 3 dated May 5, 2009 to 2008 Restatement of Xerox Corporation Unfunded Retirement Income Guarantee Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: August 3, 2009

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009.

Incorporated by reference to Exhibit 3(a) to Registrant’s Form 10-K for the year ended December 31, 2008.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009 (filed May 28, 2009).

10(e)(25)	Annual Performance Incentive Plan for 2009 (first half).

10(e)(26)	Annual Performance Incentive Plan for 2009 (second half).

10(f)(3)	Amendment No. 3 dated May 5, 2009 to 2008 Restatement of Xerox Corporation Unfunded Retirement Income Guarantee Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase