Form 10-Q
period 2009-09-30
XEROX CORP
filed 2009-10-22
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at September 30, 2009
Common Stock, $1 par value	869,244,662 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the unprecedented volatility in the global economy; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations, including savings from restructuring actions; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; the risk that we will not realize all of the anticipated benefits from the acquisition of Affiliated Computer Services, Inc.; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and our 2008 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION

FORM 10-Q

September 30, 2009

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I

ITEM 1 — FINANCIAL INFORMATION

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2009	2008	2009	2008
Revenues
Sales	$1,555	$2,047	$4,651	$6,179
Service, outsourcing and rentals	1,942	2,126	5,773	6,446
Finance income	178	197	536	613

Total Revenues	3,675	4,370	10,960	13,238

Costs and Expenses
Cost of sales	1,031	1,340	3,100	4,059
Cost of service, outsourcing and rentals	1,113	1,241	3,313	3,747
Equipment financing interest	67	75	204	234
Research, development and engineering expenses	209	228	615	672
Selling, administrative and general expenses	1,007	1,138	3,024	3,432
Restructuring and asset impairment charges	(2)	14	(5)	80
Other expenses, net	92	87	276	1,022

Total Costs and Expenses	3,517	4,123	10,527	13,246

Income (Loss) before Income Taxes and Equity Income	158	247	433	(8)
Income tax expense (benefit)	44	15	122	(172)
Equity in net income of unconsolidated affiliates	15	35	14	92

Net Income	129	267	325	256
Less: Net income attributable to noncontrolling interests	6	9	20	27

Net Income Attributable to Xerox	$123	$258	$305	$229

Basic Earnings per Share	$0.14	$0.30	$0.35	$0.26
Diluted Earnings per Share	$0.14	$0.29	$0.35	$0.25

(1)	See Note 1, Basis of Presentation, for a discussion of the change in presentation of noncontrolling interests.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (1)

(in millions, except share data in thousands)	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,159	$1,229
Accounts receivable, net	1,863	2,184
Billed portion of finance receivables, net	256	254
Finance receivables, net	2,386	2,461
Inventories	1,069	1,232
Other current assets	707	790

Total current assets	7,440	8,150
Finance receivables due after one year, net	4,381	4,563
Equipment on operating leases, net	550	594
Land, buildings and equipment, net	1,351	1,419
Investments in affiliates, at equity	1,051	1,080
Intangible assets, net	609	610
Goodwill	3,405	3,182
Deferred tax assets, long-term	1,673	1,692
Other long-term assets	1,293	1,157

Total Assets	$21,753	$22,447

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,149	$1,610
Accounts payable	1,292	1,446
Accrued compensation and benefits costs	616	625
Other current liabilities	1,373	1,769

Total current liabilities	4,430	5,450
Long-term debt	6,297	6,774
Liability to subsidiary trust issuing preferred securities	649	648
Pension and other benefit liabilities	1,870	1,747
Post-retirement medical benefits	873	896
Other long-term liabilities	603	574

Total Liabilities	14,722	16,089

Common stock	870	866
Additional paid-in capital	2,463	2,447
Retained earnings	5,532	5,341
Accumulated other comprehensive loss	(1,967)	(2,416)

Xerox Shareholders’ Equity	6,898	6,238
Noncontrolling interests	133	120

Total Equity	7,031	6,358

Total Liabilities and Equity	$21,753	$22,447

Shares of common stock issued and outstanding	869,245	864,777

(1)	See Note 1, Basis of Presentation, for a discussion of the change in presentation of noncontrolling interests.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net income	$129	$267	$325	$256
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	176	175	513	498
Provision for receivables	61	49	207	114
Provision for inventory	15	16	44	59
Net gain on sales of businesses and assets	(6)	—	(15)	(22)
Undistributed equity in net income of unconsolidated affiliates	(12)	(31)	(6)	(60)
Stock-based compensation	23	26	54	66
Provision for litigation, net	—	—	—	795
Payments for securities litigation, net	—	—	(28)	—
Restructuring and asset impairment charges	(2)	14	(5)	80
Payments for restructurings	(66)	(33)	(231)	(92)
Contributions to pension benefit plans	(38)	(205)	(97)	(271)
Decrease (increase) in accounts receivable and billed portion of finance receivables	5	(60)	310	(128)
Decrease (increase) in inventories	77	(10)	159	(175)
Increase in equipment on operating leases	(58)	(81)	(185)	(242)
Decrease in finance receivables	116	99	347	319
Decrease in other current and long-term assets	17	24	61	18
Increase (decrease) in accounts payable and accrued compensation	138	94	(135)	(49)
Increase (decrease) in other current and long-term liabilities	9	(85)	(129)	(132)
Net change in income tax assets and liabilities	26	(15)	60	(302)
Net change in derivative assets and liabilities	22	(1)	(46)	9
Other operating, net	(22)	17	38	13

Net cash provided by operating activities	610	260	1,241	754

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(21)	(43)	(69)	(142)
Proceeds from sales of land, buildings and equipment	7	1	16	37
Cost of additions to internal use software	(19)	(42)	(75)	(102)
Acquisitions, net of cash acquired	—	(11)	(145)	(153)
Net change in escrow and other restricted investments	1	(266)	(2)	(403)
Other investing, net	1	5	1	57

Net cash used in investing activities	(31)	(356)	(274)	(706)

Cash Flows from Financing Activities:
Net payments on secured financings	(10)	(45)	(50)	(192)
Net (payments) proceeds on other debt	(605)	329	(871)	900
Common stock dividends	(37)	(37)	(112)	(116)
Payments to acquire treasury stock, including fees	—	(92)	—	(804)
Repurchases related to stock-based compensation	—	—	(11)	(33)
Other financing, net	(2)	(2)	(10)	(6)

Net cash (used in) provided by financing activities	(654)	153	(1,054)	(251)

Effect of exchange rate changes on cash and cash equivalents	13	(27)	17	(23)

(Decrease) increase in cash and cash equivalents	(62)	30	(70)	(226)
Cash and cash equivalents at beginning of period	1,221	843	1,229	1,099

Cash and Cash Equivalents at End of Period	$1,159	$873	$1,159	$873

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

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (Accounting Standards Codification™ (“ASC”) Topic 810-10-65) which changed the presentation requirements for noncontrolling (minority) interests. Refer to Note 2 Recent Accounting Pronouncements – “Business Combinations and Noncontrolling Interests” for more information.

Note 2 – Recent Accounting Pronouncements

FASB Establishes Accounting Standards Codification™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted this guidance for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption, which primarily affected the valuation of our derivative contracts, did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC topic 320-10-65). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

We elected to early adopt these updates effective March 31, 2009 and the adoption did not have a material effect on our financial condition or results of operations.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

Business Combinations and Noncontrolling Interests

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. We adopted this guidance effective January 1, 2009 and have applied it to all business combinations prospectively from that date. The impact of ASC 805 on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC Topic 805-20). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC Topic 405). This updated guidance was effective January 1, 2009.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, (ASC Topic 810-10-65). This guidance requires companies to present noncontrolling (minority) interests as equity (as opposed to a liability) and provided guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, it requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted this guidance effective January 1, 2009, and have applied it to noncontrolling interests prospectively from that date. The presentation and disclosure requirements we applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $120 from Other long-term liabilities to Equity in the December 31, 2008 balance sheet.

Revenue Recognition

In October 2009, the FASB issued the following ASUs:

•	ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force;

•	ASU No. 2009-14, Software (ASC Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.

ASU No. 2009-13: This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

ASU No. 2009-14: This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

Other Accounting Changes

In June 2009, the FASB issued the following standards:

•

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is effective for our fiscal year beginning January 1, 2010 and we are currently evaluating the impact of adopting this update on our consolidated financial statements.

•

SFAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 810). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting this date, that is, whether this date represents the date the financial statements were issued or were available to be issued. This guidance was effective for our second quarter ended June 30, 2009.

In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC Topic 820 Fair Value Measurements and Disclosures. This guidance is effective for our fiscal year ending December 31, 2009. The principal impact will be expanded disclosure regarding our benefit plan assets.

During 2009, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2009-15. Except for ASU’s No. 2009-05, 2009-13 and 2009-14 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

Note 3 – Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Production, Office and Other. The Production and Office segments are centered on strategic product groups that share common technology, manufacturing and product platforms, as well as classes of customers.

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

The Office segment includes black-and-white products which operate at speeds up to 90 ppm as well as 95 ppm with an embedded controller and color products up to 40 ppm as well as 50, 60 and 70 ppm products with an embedded controller. Products include the suite of CopyCentre®, WorkCentre®, WorkCentre Pro, Phaser® and ColorQube™ digital multifunction systems, DocuColor color multifunction products, color laser, solid ink color printers and multifunction devices, monochrome laser desktop printers, digital and light-lens copiers and facsimile products and non-Xerox branded products with similar specifications. These products are sold through direct and indirect sales channels to global, national and mid-size commercial customers as well as government, education and other public sector customers.

The segment classified as Other includes several units, none of which met the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper sales), Value-Added Services, Wide Format Systems, Xerox Technology Enterprises, royalty and licensing revenues, GIS network integration solutions and electronic presentation systems, equity net income and non-allocated Corporate items. Other segment profit (loss) includes the operating results from these entities, other less significant businesses, our equity in net income from Fuji Xerox and certain costs which have not been allocated to the Production and Office segments, including non-financing interest as well as other items included in Other expenses, net.

Operating segment revenues and profitability for the three months ended September 30, 2009 and 2008 were as follows:

	Production	Office	Other	Total
2009
Segment revenues	$1,092	$2,070	$513	$3,675

Segment profit (loss)	$59	$201	$(71)	$189

2008
Segment revenues	$1,272	$2,446	$652	$4,370

Segment profit (loss)	$83	$260	$(46)	$297

Operating segment revenues and profitability for the nine months ended September 30, 2009 and 2008 were as follows:

	Production	Office	Other	Total
2009
Segment revenues	$3,240	$6,207	$1,513	$10,960

Segment profit (loss)	$150	$568	$(227)	$491

2008
Segment revenues	$3,880	$7,419	$1,939	$13,238

Segment profit (loss)	$271	$804	$(102)	$973

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Pre-tax Income (Loss)	2009	2008	2009	2008
Total Segment profit	$189	$297	$491	$973
Reconciling items:
Restructuring and asset impairment charges	2	(14)	5	(80)
Restructuring charges of Fuji Xerox	(9)	(2)	(40)	(15)
Litigation matters(1)	—	—	—	(795)
Acquisition related costs	(9)	—	(9)	—
Equity in net income of unconsolidated affiliates	(15)	(35)	(14)	(92)
Other	—	1	—	1

Pre-tax Income (Loss)	$158	$247	$433	$(8)

(1)

The 2008 litigation matters represent the provision for the Carlson v. Xerox Corporation court approved settlement as well as provisions for other securities-related cases, net of insurance recoveries.

Note 4 – Acquisitions

In September 2009, we entered into a definitive agreement to acquire Affiliated Computer Services (“ACS”) in a cash and stock transaction. Upon completion of the acquisition, each outstanding share of ACS common stock will be converted into the right to receive a combination of 4.935 shares of Xerox common stock and $18.60 in cash for a combined value of $57.09 per share, or approximately $6.1 billion; based on the closing price of Xerox common stock of $7.80 on October 19, 2009. We will also assume ACS’s debt, which was $2.3 billion as of September 30, 2009, and issue convertible preferred stock with a liquidation value of $300 to ACS’s Class B shareholder. The cash portion of the acquisition, as well as the repayment of approximately $1.8 billion of ACS’s assumed debt is expected to be funded through a combination of cash-on-hand, borrowing under our existing Credit Facility and the issuance of senior notes in the capital markets. In October 2009, we completed a successful syndication of a $3.0 billion interim Bridge Loan Facility with commitments from several banks that may be used for funding in the event the transaction closes prior to obtaining permanent financing in the capital markets. The Bridge Loan Facility will mature on the first anniversary of the closing date of the ACS acquisition, subject to two extensions: 1) for up to $1.5 billion to the second anniversary of the closing date, and 2) for up to $750 to the third anniversary of the closing date. Debt Issuance costs for the Bridge Loan Facility are expected to be approximately $60 and will be amortized over the term of the Bridge Loan Facility. If it becomes probable that the bridge financing (or portions thereof) will not be used prior to the commitment expiration date (e.g., permanent financing is secured), the remaining unamortized portion of the commitment fee (or portions thereof) at the date of permanent financing will be immediately recognized through earnings as Other expense.

ACS is a provider of business process outsourcing (“BPO”) and information technology (“IT”) services and solutions to commercial and government clients worldwide. ACS delivers a full range of BPO and IT services, as well as end-to-end solutions to the public and private sectors and supports a variety of industries including education, energy, financial, government, healthcare, retail and transportation. ACS’s revenues for the fiscal year ended June 30, 2009 were $6.5 billion and they employed 74,000 people and operated in over 100 countries.

The purchase price is expected to be primarily allocated to intangible assets and goodwill based on third-party valuations and management’s estimates. The acquisition of ACS is expected to close in the first quarter of 2010, subject to shareholder and regulatory approvals, the satisfaction of certain conditions related to the debt financing for the transaction and other usual and customary closing conditions.

In February 2009, Global Imaging Systems, Inc. (“GIS”) acquired ComDoc, Inc. (“ComDoc”) for approximately $145 in cash. ComDoc is one of the larger independent office technology dealers in the U.S. and expands GIS’s coverage in Ohio, Pennsylvania, New York and West Virginia. This acquisition continues GIS’s expansion of a national network of office technology suppliers to serve its growing base of small and mid-size businesses. The operating results of ComDoc are not material to our financial statements and are included within our Office segment from the date of acquisition. The purchase price was primarily allocated to intangible assets and goodwill based on third-party valuations and management’s estimates.

Note 5 – Inventories

The following is a summary of Inventories by major category:

	September 30, 2009	December 31, 2008
Finished goods	$913	$1,044
Work-in-process	54	80
Raw materials	102	108

Total Inventories	$1,069	$1,232

Note 6 – Investment in Fuji Xerox and Other Unconsolidated Affiliates

Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Fuji Xerox	$13	$32	$6	$84
Other investments	2	3	8	8

Total	$15	$35	$14	$92

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Summary of Operations
Revenues	$2,442	$2,716	$7,364	$8,420
Costs and expenses	2,363	2,512	7,331	7,785

Income before income taxes	79	204	33	635
Income taxes	26	78	—	244

Net Income	53	126	33	391
Noncontrolling interests	—	1	—	5

Net Income Attributable to Fuji Xerox	$53	$125	$33	$386

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income for the nine months ended September 30, 2009 and 2008 includes after-tax restructuring charges of $40 and $15, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.

Note 7 – Restructuring Programs

Information related to restructuring program activity during the nine months ended September 30, 2009 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance December 31, 2008	$320	$32	$352
Restructuring provision	28	8	36
Reversals of prior accruals	(38)	(3)	(41)

Net current period charges(1)	(10)	5	(5)
Charges against reserve and currency	(219)	(12)	(231)

Balance September 30, 2009	$91	$25	$116

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Charges to reserve, all programs	$(65)	$(40)	$(231)	$(96)
Effects of foreign currency and other non-cash	(1)	7	—	4

Payments for Restructurings	$(66)	$(33)	$(231)	$(92)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Production	$(1)	$10	$(3)	$39
Office	—	3	(2)	32
Other	(1)	1	—	9

Total Net Charges	$(2)	$14	$(5)	$80

Note 8 – Debt

Senior Notes

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

Zero Coupon Notes

In July 2009, we repaid a $300 Zero Coupon Note. The total repayment of $336 included interest accretion of $36. This Note was repaid when the holders exercised a put option to redeem the bond prior to the scheduled maturity date of July 30, 2022.

In August 2009, we repaid a $100 Zero Coupon Note. The total repayment of $112 included interest accretion of $12. This Note was repaid when the holder exercised a put option to redeem the bond prior to the scheduled maturity date of August 29, 2022.

Credit Facility

In April 2009, we amended our $2 billion Credit Facility with affiliates of Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and a group of lenders. The amendment increased the permitted leverage ratio (principal debt/consolidated EBITDA) to 4.25x through June 30, 2010 and 3.75x thereafter. The amendment included a re-pricing of the Credit Facility such that borrowings will bear interest at LIBOR plus a spread (including fees) that varies between 2.50% and 4.50%, subject to our credit rating at the time of borrowing.

In October 2009, in connection with entering into the Bridge Loan Facility as part of the acquisition of ACS, we again amended our $2 billion Credit Facility. The amendment extended the permitted leverage ratio of 4.25x through September 30, 2010, which will change to 4.00x through December 31, 2010, and to 3.75x thereafter. The amendment also included the following changes:

•

The definition of principal debt was changed such that prior to the closing of the ACS acquisition, it will be calculated net of cash proceeds from certain debt issuances associated with the pre-funding of the ACS acquisition.

•

A portion of the Credit Facility that had a maturity date of April 30, 2012, was extended to a maturity date of April 30, 2013, consistent with the remainder of the facility. Accordingly, after this amendment, approximately $1.6 billion, or approximately 80% of the Credit Facility, has a maturity date of April 30, 2013.

Based on our current credit rating, the applicable all-in spread for the Credit Facility would be 3.50%.

Note 9 – Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense(1)	$131	$146	$392	$424
Interest income(2)	182	205	551	642

(1)	Includes Equipment financing interest expense, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 10 – Financial Instruments

(1) Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. As of September 30, 2009 and December 31, 2008, pay variable/receive fixed interest rate swaps with notional amounts of $1,375 and $675, and net asset fair values of $13 and $53, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2009 or 2008.

The following is a summary of our fair value hedges at September 30, 2009:

Debt Instrument and Maturity	Year Designated As Hedge	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis
Senior Notes due 2012	2009	$475	$2	3.87%	5.50%	Libor
Senior Notes due 2013	2009	400	—	3.73%	5.65%	Libor
Senior Notes due 2014	2009	500	11	5.40%	8.25%	Libor

Total		$1,375	$13

Cash Flow Hedges

We have a pay fixed/receive variable interest rate swap with a notional amount of $150 and a net liability fair value of $1 and $2 at September 30, 2009 and December 31, 2008, respectively, that was designated and accounted for as a cash flow hedge. This swap was structured to hedge the LIBOR interest rate of the floating Senior Notes due 2009 by converting it from a variable rate instrument to a fixed rate instrument. No ineffective portion was recorded to earnings for the nine months ended September 30, 2009, and all components of the derivative gain or loss were included in the assessment of hedged effectiveness.

Terminated Swaps

There were no swaps terminated during the three months ended June 30 and September 30, 2009, which were designated as fair value hedges. During the three months ended March 31, 2009, interest rate swaps which had been designated as fair value hedges of certain debt instruments were terminated. These terminated interest rate swaps had an aggregate notional value of $675. The associated net fair value adjustment of $(34) to the debt instruments is being amortized as an offset to interest expense over the remaining term of the related notes.

(2) Foreign Exchange Risk Management

Xerox is a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts, to hedge certain foreign currency exposures thereby reducing volatility of earnings or protecting fair values of assets and liabilities. Xerox does not use derivative contracts for speculative purposes.

Foreign Currency Denominated Assets and Liabilities

We generally utilize forward foreign exchange contracts to hedge these exposures. Changes in the value of these currency derivatives are recorded in Currency losses, net together with the offsetting foreign exchange gains and losses on the underlying assets and liabilities.

Forecasted Purchases and Sales in Foreign Currency

We generally utilize forward foreign exchange contracts to hedge these anticipated transactions. These contracts generally mature in six months or less. Some of these contracts are designated as cash flow hedges.

Summary of Foreign Exchange Hedging Positions

At September 30, 2009, we had outstanding forward foreign exchange contracts with gross notional values of $1,482, which is reflective of the amounts that are normally outstanding at any point during the year. The following is a summary of the primary hedging positions and corresponding fair values held as of September 30, 2009:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
U.K. Pound Sterling/Euro	$468	$(21)
Euro/U.S. Dollar	24	1
U.S. Dollar/Euro	87	(3)
Swedish Kronor/Euro	117	3
Swiss Franc/Euro	193	(2)
Japanese Yen/U.S. Dollar	147	6
Japanese Yen/Euro	122	1
Euro/U.K. Pound Sterling	19	—
U.S. Dollar/Canadian Dollar	15	—
Canadian Dollar/Euro	162	4
All other	128	—

Total	$1,482	$(11)

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at September 30, 2009.

Foreign Currency Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges. These contracts hedge our foreign currency denominated inventory purchases and sales. Changes in fair value for these contracts were reported in Accumulated other comprehensive loss and reclassified to Cost of sales and Revenue in the period or periods during which the related inventory was sold to a third party. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net asset (liability) fair value of these contracts was $1 and $(1) as of September 30, 2009 and December 31, 2008, respectively.

Summary of Derivative Instruments Fair Value

The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives Designated as Hedging Instruments	Other current assets:
	Foreign exchange contracts — forwards	$3	$—
	Other long-term assets:
	Interest rate contracts	13	53

	Total Assets	$16	$53

	Other current liabilities:
	Interest rate contracts	$1	$2
	Foreign exchange contracts — forwards	2	1

	Total Liabilities	$3	$3

Derivatives NOT Designated as Hedging Instruments	Other current assets:
	Foreign exchange contracts — forwards	$15	$39

	Other current liabilities:
	Foreign exchange contracts — forwards	$27	$131

	Total Derivative Assets	$31	$92
	Total Derivative Liabilities	30	134

	Total Net Derivative Asset (Liability)	$1	$(42)

Summary of Derivative Instruments Gains (Losses)

The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized in Income Three Months Ended September 30,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended September 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$16	$38	$(16)	$(38)

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized in Income Nine Months Ended September 30,		Hedged Item Gain (Loss) Recognized in Income Nine Months Ended September 30,
		2009	2008	2009	2008
Interest rate contracts	Interest expense	$(6)	$45	$6	$(45)

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended September 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended September 30,
	2009	2008		2009	2008
Interest rate contracts	$1	$—	Interest expense	$—	$—
Foreign exchange contracts – forwards	9	2	Cost of sales	(2)	—

Total Cash Flow Hedges	$10	$2		$(2)	$—

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Nine Months Ended September 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Nine Months Ended September 30,
	2009	2008		2009	2008
Interest rate contracts	$(1)	$—	Interest expense	$—	$—
Foreign exchange contracts – forwards	(1)	2	Cost of sales	1	—

Total Cash Flow Hedges	$(2)	$2		$1	$—

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

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended September 30,
		2009	2008
Foreign exchange contracts – forwards	Other expenses - Currency, net	$(12)	$8
Foreign exchange contracts – options	Other expenses - Currency, net	—	1

	Total Non-Designated Derivatives	$(12)	$9

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Nine Months Ended September 30,
		2009	2008
Foreign exchange contracts – forwards	Other expenses - Currency, net	$33	$(26)
Foreign exchange contracts – options	Other expenses - Currency, net	—	(1)

	Total Non-Designated Derivatives	$33	$(27)

During the three months ended September 30, 2009 and 2008, we recorded Currency losses, net of $5 and $9, respectively. During the nine months ended September 30, 2009 and 2008, we recorded Currency losses, net of $26 and $30, respectively. Currency losses, net includes the mark-to-market of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency denominated assets and liabilities.

Fair Value of Financial Assets and Liabilities

The following tables represent our assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

	Total Fair Value Measurement September 30, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$31	$—	$31	$—

Derivative Liabilities	$30	$—	$30	$—

	Total Fair Value Measurement December 31, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$92	$—	$92	$—

Derivative Liabilities	$134	$—	$134	$—

We utilize the income approach to measure fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices, and therefore are classified as level 2.

Summary of Other Assets & Liabilities Not Measured at Fair Value on a Recurring Basis

The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,159	$1,159	$1,229	$1,229
Accounts receivable, net	1,863	1,863	2,184	2,184
Short-term debt	1,149	1,167	1,610	1,593
Long-term debt	6,297	6,478	6,774	5,918
Liability to subsidiary trust issuing preferred securities	649	643	648	555

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

Note 11 – Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Retiree Health		Pension Benefits		Retiree Health
	2009	2008	2009	2008	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$44	$53	$1	$4	$129	$160	$5	$12
Interest cost	128	142	15	22	371	430	46	67
Expected return on plan assets	(132)	(164)	—	—	(382)	(495)	—	—
Recognized net actuarial loss	6	9	—	—	18	28	—	1
Amortization of prior service credit	(5)	(4)	(10)	(3)	(16)	(14)	(31)	(9)
Recognized settlement loss	27	6	—	—	55	17	—	—

Net periodic benefit cost	68	42	6	23	175	126	20	71

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of net prior service credit	5	5	10	3	16	15	31	9
Amortization of net actuarial losses	(33)	(15)	—	—	(73)	(45)	—	(1)

Total recognized in Other comprehensive income(1)	(28)	(10)	10	3	(57)	(30)	31	8

Total recognized in Net periodic benefit cost and Other comprehensive income	$40	$32	$16	$26	$118	$96	$51	$79

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The amount, net of tax, is included within Note 12, Shareholders’ Equity.

During the nine months ended September 30, 2009, we made contributions of $97 and $82 to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $21 to our pension plans and $27 to our other post-retirement benefit plans in 2009 for a total of $118 for pension plans and $109 for other post-retirement benefit plans.

Note 12 – Shareholders’ Equity

(in millions, except share data in thousands)	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Amount	Retained Earnings	AOCL (1)	Xerox Shareholders Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2008	$866	$2,447	—	$5,341	$(2,416)	$6,238	$120	$6,358

Net income	—	—	—	305	—	305	20	325
Translation adjustments	—	—	—	—	590	590	—	590
Changes in defined benefit plans(2)	—	—	—	—	(140)	(140)	—	(140)
Other unrealized losses, net	—	—	—	—	(1)	(1)	—	(1)

Comprehensive Income						$754	$20	$774

Cash dividends declared-common stock ($0.0425 per share per quarter)	—	—	—	(114)	—	(114)	—	(114)
Stock option and incentive plans, net	4	37	—	—	—	41	—	41
Tax loss on stock option and incentive plans, net	—	(21)	—	—	—	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)

Balance at September 30, 2009	$870	$2,463	$—	$5,532	$(1,967)	$6,898	$133	$7,031

Balance at December 31, 2007	$920	$3,176	$(31)	$5,288	$(765)	$8,588	$103	$8,691

Net income	—	—	—	229	—	229	27	256
Translation adjustments	—	—	—	—	(453)	(453)	(1)	(454)
Changes in defined benefit plans(2)	—	—	—	—	35	35	—	35

Comprehensive (Loss) Income						$(189)	$26	$(163)

Cumulative affect of change in accounting principles	—	—	—	(25)	5	(20)	—	(20)
Cash dividends declared-common stock ($0.0425 per share per quarter)	—	—	—	(114)	—	(114)	—	(114)
Stock option and incentive plans, net	4	36	—	—	—	40	—	40
Payments to acquire treasury stock	—	1	(804)	—	—	(803)	—	(803)
Cancellation of treasury stock	(51)	(693)	744	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)

Balance at September 30, 2008	$873	$2,520	$(91)	$5,378	$(1,178)	$7,502	$118	$7,620

(1)	Refer to the “Accumulated Other Comprehensive Loss (AOCL)” section for additional information.
(2)	Refer to Note 11, Employee Benefit Plans for additional information.

Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to Xerox	$123	$258	$305	$229
Translation adjustments	138	(664)	590	(453)
Changes in defined benefit plans(1)	16	54	(140)	35
Other unrealized gains (losses), net	8	—	(1)	—

Comprehensive Income (Loss) - Xerox	285	(352)	754	(189)
Net income attributable to noncontrolling interests	6	9	20	27
Translation adjustments - noncontrolling interests	—	(1)	—	(1)

Comprehensive income - noncontrolling interests	6	8	20	26

Total Comprehensive Income (Loss)	$291	$(344)	$774	$(163)

(1)

2009 Includes currency gains (losses) of $17 and $(83), our share of Fuji Xerox of $(12) and $(43) and other plan asset changes for the three and nine months ended September 30, 2009, respectively. 2008 includes currency impacts of $60 and $57 for the three and nine months ended September 30, 2008, respectively, as well as our share of Fuji Xerox of $(11) and $(37) for the three and nine months ended September 30, 2008, respectively.

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is composed of the following as of September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009	December 31, 2008
Cumulative translation adjustments	$(805)	$(1,395)
Benefit plans net actuarial losses and prior service credits (includes our share of Fuji Xerox)	(1,161)	(1,021)
Other unrealized loss, net	(1)	—

Total Accumulated Other Comprehensive Loss	$(1,967)	$(2,416)

Treasury Stock

We did not purchase any common stock during the nine months ended September 30, 2009 under our stock repurchase programs as described in our 2008 Annual Report. From inception in October 2005 through September 30, 2009, we have repurchased a cumulative total of 194.1 million shares at a cost of $2,945 (including associated fees of $4) under these stock repurchase programs.

Note 13 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic Earnings per Share:
Net income attributable to Xerox	$123	$258	$305	$229

Weighted average common shares outstanding	871,304	870,849	869,544	891,032

Basic Earnings per Share	$0.14	$0.30	$0.35	$0.26

Diluted Earnings per Share:
Net income attributable to Xerox	$123	$258	$305	$229
Interest on Convertible securities, net	—	—	—	—

Adjusted Net income available to common shareholders	$123	$258	$305	$229

Weighted average common shares outstanding	871,304	870,849	869,544	891,032
Common shares issuable with respect to:
Stock options	708	4,631	425	5,179
Restricted stock and performance shares	8,769	9,410	5,188	6,192
Convertible securities	1,992	1,992	—	—

Adjusted weighted average common shares outstanding	882,773	886,882	875,157	902,403

Diluted Earnings per Share	$0.14	$0.29	$0.35	$0.25

Dividends per Common Share	$0.0425	$0.0425	$0.1275	$0.1275

The computation of diluted earnings per share for the three and nine months ended September 30, 2009 did not include the effects of approximately 35 million shares and 49 milion shares, respectively, because to do so would have been anti-dilutive. Similarly, the 2008 computation did not include the effects of approximately 30 million shares and 22 million shares, respectively.

Note 14 – Contingencies

Brazil Tax and Labor Contingencies

Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of September 30, 2009, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,184 with the increase from December 31, 2008 balance of approximately $839 primarily related to change in foreign currency exchange rate. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2009 we had $230 of escrow cash deposits for matters we are disputing and there are liens on certain Brazilian assets with a net book value of $21 and additional letters of credit of approximately $136. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

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

Arbitration between MPI Technologies, Inc. and MPI Tech S.A. and Xerox Canada Ltd. and Xerox Corporation: In an arbitration proceeding the hearing of which commenced in January 2005, MPI Technologies, Inc. and MPI Tech S.A. (collectively “MPI”) sought damages from the Company and Xerox Canada Ltd. (“XCL”) for royalties owed under a license agreement between MPI and XCL (the “Agreement”) and breach of fiduciary duty, breach of confidence, equitable royalties and punitive damages and disgorgement of profits and injunctive relief with respect to a claim of copyright infringement. In September 2005, the arbitration panel rendered its decision, holding in part that the Agreement had been assigned to Xerox and that no punitive damages should be granted, and awarded MPI approximately $89, plus interest thereon. In December 2005, the arbitration panel rendered its decision on the applicable rate of pre-judgment interest resulting in an award of $13 for pre and post-judgment interest. In 2006, Xerox’s application for judicial review of the award, seeking to have the award set aside in its entirety, was denied by the Ontario Superior Court in Toronto and Xerox released all monies and software it had placed in escrow. In January 2007, Xerox and XCL served an arbitration claim against MPI seeking a declaratory award concerning the preclusive effect of the remedy awarded by the prior arbitration panel. In March 2007, MPI delivered to Xerox a statement of defense and counterclaim in response to Xerox’s arbitration claim. MPI claims entitlement to an unspecified amount of damages for royalties. In addition, MPI claims damages of $50 for alleged “misuse” of its licensed software by Xerox after December 2006. MPI also claims entitlement to unspecified amounts of pre and post-judgment interest and its costs of the arbitration. A panel of three arbitrators has been appointed to hear the dispute. The panel heard oral arguments relating to preliminary dispositive motions on May 20-21, 2008. The panel’s decision was released on August 28, 2008, in which the panel determined that MPI is precluded from advancing certain claims to royalties in respect of Xerox’s Version 8 software and its derivatives, but that certain other claims being advanced by MPI are not precluded. The parties entered into a settlement agreement effective September 16, 2009 covering all claims and counterclaims in the arbitration. The terms of the settlement agreement are not material to Xerox.

Merger Agreement Between Xerox and Affiliated Computer Services, Inc.: In late September and early October 2009, nine purported class action complaints were filed by Affiliated Computer Services, Inc. (“ACS”) shareholders challenging ACS’s proposed merger with Xerox. (See Note 4-Acquisitions.) Two actions filed in state court in Delaware were subsequently consolidated into one action. Seven actions were filed in state courts in Texas. The complaints in all actions name as defendants ACS and/or various members of ACS’s board of directors and Xerox Corporation. The complaints in six of the actions also name Boulder Acquisition Corp., a wholly owned subsidiary of Xerox, as a defendant. The plaintiffs generally allege that (i) the members of ACS’s board of directors breached their fiduciary duties to ACS and its shareholders by authorizing the sale of ACS to Xerox for what plaintiffs deem inadequate consideration; (ii) ACS breached and/or aided and abetted the other defendants’ alleged breaches of fiduciary duties; and (iii) Xerox and Boulder Acquisition Corp. aided and abetted the alleged breaches of fiduciary duties by ACS and its directors. The plaintiffs seek, among other things, to enjoin the defendants from consummating the merger on the agreed-upon terms, and unspecified compensatory damages, together with the costs and disbursements of the action. The plaintiffs in the Consolidated Delaware action, now captioned In re ACS Shareholder Litigation, have filed a motion for class certification. Certain of the Texas plaintiffs have moved to transfer, consolidate and coordinate all of the actions pending in Texas. We deny any wrongdoing and are vigorously defending all of the actions.

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

Note 15 – Subsequent Events

We have performed an evaluation of subsequent events through October 22, 2009, which is the date the financial statements were issued.

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

Overview

Results for the three and nine months ended September 30, 2009 largely reflect the continued effects of the worldwide economic downturn. The overall slowdown in business activity has reduced print volumes, especially in heavily document-driven processes, and our customers, in an effort to manage costs, are delaying spending on technology upgrades until there are stronger signs of economic improvement. The weak economies in developing markets, like Russia and Eurasia, where access to credit is still quite limited, has impacted our revenues. Total revenue of $3,675 million and $10,960 million for the three and nine months ended September 30, 2009 declined by 16% and 17%, respectively, from the prior year comparable periods including unfavorable impacts from currency of 2% and 4%, respectively. Equipment sales revenue of $802 million and $2,400 million for the three and nine months ended September 30, 2009 decreased by 29% in each period from the prior year comparable periods reflecting the continued industry-wide slowdown in technology spending. Post-sale revenue of $2,873 million and $8,560 million for the three and nine months ended September 30, 2009 was down 11% and 13%, respectively, from the prior year comparable periods reflecting lower supplies revenue as distributors continued to hold lower inventory levels and businesses implemented their own cost-cutting measures.

The benefits from restructuring and operational improvements are helping to relieve pressure from the revenue declines. Gross margins of 39.8% and 39.6%, respectively, for the three and nine months ended September 30, 2009 increased 0.6-percentage points and 0.3-percentage points, respectively, from the prior year comparable periods despite the continued effect of higher product costs due to transaction currency. Selling, administrative and general (“SAG”) expenses for the three and nine months ended September 30, 2009 declined $131 million and $408 million, respectively, from the prior year comparable periods reflecting favorable currency and the benefits from restructuring and operational improvements.

Cash flow from operations was $1,241 million for the nine months ended September 30, 2009, and cash used in investing activities of $274 million included $145 million for GIS’s acquisition of ComDoc in the first quarter of 2009. Total Debt at September 30, 2009 was down $938 million from December 31, 2008.

Summary Results

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2009	2008	Change	2009	2008	Change
Equipment sales	$802	$1,125	(29)%	$2,400	$3,383	(29)%
Post sale revenue (1)	2,873	3,245	(11)%	8,560	9,855	(13)%

Total Revenue	$3,675	$4,370	(16)%	$10,960	$13,238	(17)%

Reconciliation to Condensed Consolidated Statements of Income:

Sales	$1,555	$2,047		$4,651	$6,179
Less: Supplies, paper and other sales	(753)	(922)		(2,251)	(2,796)

Equipment Sales	$802	$1,125		$2,400	$3,383

Service, outsourcing and rentals	$1,942	$2,126		$5,773	$6,446
Finance income	178	197		536	613
Add: Supplies, paper and other sales	753	922		2,251	2,796

Post Sale Revenue	$2,873	$3,245		$8,560	$9,855

Memo: Color (2)	$1,411	$1,636	(14)%	$4,232	$4,938	(14)%

Third quarter 2009 total revenues decreased 16% compared to the third quarter 2008. Worldwide economic weakness continues to negatively impact our major market segments, and currency had a 2-percentage point negative impact on total revenues in the quarter. Total revenues included the following:

•	11% decrease in post sale revenue, with a 2-percentage point negative impact from currency. The components of post sale revenue decreased as follows:
-

9% decrease in service, outsourcing and rentals revenue to $1,942 million reflecting declines in technical service and outsourcing revenue primarily due to currency which had a 3-percentage point negative impact, and a decline in pages. Total digital pages declined 6%, while color pages increased by 7%.

-

Supplies, paper and other sales of $753 million decreased 18% year-over-year, with a 1-percentage point negative impact from currency. Declines were driven by lower channel supplies purchases, most notably within developing markets and lower paper sales.

•

29% decrease in equipment sales revenue, with a 1-percentage point negative impact from currency. Overall declines in install activity were the primary driver along with price declines of 5% to 10% across Production and Office. Approximately two-thirds of the third quarter 2009 equipment sales were generated from products launched in the past 24 months.

•

14% decrease in color revenue[2], with a 3-percentage point negative impact from currency. Color revenue of $1,411 million comprised 42% of total revenue in the third quarter 2009[3], excluding GIS, and reflects:

-

6% decrease in color post sale revenue, including a 2-percentage point negative impact from currency. The decline was partially driven by lower channel color printer supplies purchases and lower page volume. Color represented 40% of post sale revenue in the third quarter 2009[3].

-

31% decrease in color equipment sales revenue, including a 2-percentage point negative impact from currency and lower installs driven by the impact of the economic environment. Color sales represented 51% of equipment sales in the third quarter 2009[3].

Total revenue for the nine months ended September 30, 2009 decreased 17% compared to the prior year period. Worldwide economic weakness negatively impacted our major market segments and currency had a 4-percentage point negative impact on total revenues. Total revenues included the following:

•	13% decrease in post sale revenue, with a 5-percentage point negative impact from currency. The components of post sale revenue decreased as follows:
-

10% decrease in service, outsourcing and rentals revenue to $5,773 million, reflecting declines in technical service and outsourcing revenue primarily due to currency, which had a 5-percentage point negative impact, and a decline in pages. Total digital pages declined 5%, while color pages increased by 12%.

-

Supplies, paper and other sales of $2,251 million decreased 19% year-over-year primarily due to currency, which had a 3-percentage point negative impact, and declines in channel supplies purchases, including lower purchases within developing markets and lower paper sales.

•

29% decrease in equipment sales revenue, with a 3-percentage point negative impact from currency. The overall decline in install activity was the primary driver along with price declines of approximately 5% across the Production and Office segments.

•

14% decrease in color revenue[2] with a 5-percentage point negative impact from currency. Color revenue of $4,232 million comprised 42% of total revenue during the nine months ended September 30, 2009[3], excluding GIS, compared to 40% during the nine months ended September 30, 2008, reflecting:

-

9% decrease in color post sale revenue, including a 6-percentage point negative impact from currency. The decline was partially driven by lower channel color printer supplies purchases. Color represented 39% of post sale revenue during the nine months ended September 30, 2009, excluding GIS, compared to 37% in the prior year[3].

-

27% decrease in color equipment sales revenue, including a 4-percentage point negative impact from currency and lower installs driven by the impact of the economic environment. Color sales represented 53% of equipment sales during the nine months ended September 30, 2009, excluding GIS, compared to 50% of equipment sales during the nine months ended September 30, 2008[3].

Net Income

Third quarter 2009 net income attributable to Xerox of $123 million, or $0.14 per diluted share, included a charge of $9 million, or $0.01 per diluted share, for our share of Fuji Xerox’s after-tax restructuring and an $8 million after-tax ($9 million pre-tax) charge or $0.01 per diluted share related to costs associated with the acquisition of Affiliated Computer Services, Inc. announced in September.

Third quarter 2008 net income attributable to Xerox of $258 million, or $0.29 per diluted share included a benefit of $41 million, or $0.04 per diluted share, from the settlement of certain previously unrecognized tax benefits and an after-tax restructuring of $9 million ($14 million pre-tax), or $0.01 per diluted share.

Total net income attributable to Xerox for the nine months ended September 30, 2009 of $305 million, or $0.35 per diluted share, included a $40 million charge, or $0.05 per diluted share, for our share of Fuji Xerox’s after-tax restructuring charge as well as an after-tax charge of $8 million ($9 million pre-tax), or $0.01 per diluted share, related to costs associated with the acquisition of Affiliated Computer Services, Inc. announced in September.

Total net income attributable to Xerox for the nine months ended September 30, 2008 was $229 million, or $0.25 per diluted share, and included a benefit of $41 million, or $0.04 per diluted share, from the settlement of certain previously unrecognized tax benefits; an after-tax charge of $491 million ($795 million pre-tax), or $0.54 per diluted share, associated with securities-related litigation matters, as well as an after-tax charge of $52 million ($77 million pre-tax), or $0.06 per diluted share, for restructuring.

(1)

Post sale revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as associated services.

(2)	Color revenues represent a subset of total revenues and exclude GIS revenues.
(3)

For the three and nine months ended September 30, 2009, total color, color post sale, and color equipment sales revenues comprised 38%, 37% and 43%, respectively, and 39%, 37% and 44%, respectively, if calculated on total, total post sale and total equipment sales revenues, including GIS. GIS is excluded from the color information presented, as the breakout of the information required to make this computation for all periods is not available.

Operations Review

	Three Months Ended September 30,
(in millions)	Production	Office	Other	Total

2009
Equipment sales	$219	$545	$38	$802
Post sale revenue	873	1,525	475	2,873

Total Revenues	$1,092	$2,070	$513	$3,675

Segment Profit (Loss)	$59	$201	$(71)	$189

Operating Margin	5.4%	9.7%	(13.8)%	5.1%

2008
Equipment sales	$298	$766	$61	$1,125
Post sale revenue	974	1,680	591	3,245

Total Revenues	$1,272	$2,446	$652	$4,370

Segment Profit (Loss)	$83	$260	$(46)	$297

Operating Margin	6.5%	10.6%	(7.1)%	6.8%

	Nine Months Ended September 30,
(in millions)	Production	Office	Other	Total

2009
Equipment sales	$653	$1,634	$113	$2,400
Post sale revenue	2,587	4,573	1,400	8,560

Total Revenues	$3,240	$6,207	$1,513	$10,960

Segment Profit (Loss)	$150	$568	$(227)	$491

Operating Margin	4.6%	9.2%	(15.0)%	4.5%

2008
Equipment sales	$898	$2,297	$188	$3,383
Post sale revenue	2,982	5,122	1,751	9,855

Total Revenues	$3,880	$7,419	$1,939	$13,238

Segment Profit (Loss)	$271	$804	$(102)	$973

Operating Margin	7.0%	10.8%	(5.3)%	7.4%

Note that install activity percentages include the Xerox-branded shipments to GIS. Refer to Note 3 – Segment Reporting for the reconciliation of Segment Operating Profit to Pre-tax Income.

Production

Revenue

Third quarter 2009 Production revenue of $1,092 million decreased 14%, including a 3-percentage point negative impact from currency, reflecting:

•

10% decrease in post sale revenue with a 3-percentage point negative impact from currency, as declines were driven in part by lower black-and-white page volumes reflecting the continued weak economic environment.

•

27% decrease in equipment sales revenue with a 2-percentage point negative impact from currency. The decline in revenue across most product segments reflects lower installs driven by the continued weak economic environment.

•

32% decline in installs of production color systems, as entry production color declines driven in part by product launch timing are offset by increased installs for the Xerox 700 that was launched in 2008.

•	22% decline in installs of production black-and-white systems, reflecting declines in all product segments.

Production revenue for the nine months ended September 30, 2009 of $3,240 million decreased 16%, including a 5-percentage point negative impact from currency, reflecting:

•

13% decrease in post sale revenue with a 6-percentage point negative impact from currency, as declines were driven in part by lower black-and-white page volumes reflecting the continued weak economic environment.

•

27% decrease in equipment sales revenue, with a 4-percentage point negative impact from currency. The decline in revenue across all product segments reflects lower installs likewise driven by the continued weak economic environment.

•	13% decline in installs of production color products, as entry production color declines were partially offset by increased Xerox 700 installs.

•	25% decline in installs of production black-and-white systems, reflecting declines in all product segments.

Operating Profit

Third quarter 2009 Production profit of $59 million decreased $24 million from third quarter 2008, due to lower gross profit flow-through from revenue declines partially offset by lower RD&E and SAG as a result of continued cost actions.

Production profit for the nine months ended September 30, 2009 of $150 million decreased $121 million from the nine months ended September 30, 2008, due to lower gross profit flow-through from revenue declines which were partially offset by lower RD&E and SAG spending as a result of continued cost actions.

Office

Revenue

Third quarter 2009 Office revenue of $2,070 million decreased 15%, including a 1-percentage point negative impact from currency, reflecting:

•

9% decrease in post sale revenue, with a 2-percentage point negative impact from currency. Revenue declined across most product segments and reflects lower channel supplies purchases, including purchases within developing markets, which more than offset the growth in GIS.

•

29% decrease in equipment sales revenue, with a 1-percentage point negative impact from currency. The decline in revenue across all product segments reflects lower installs driven by the continued weak economic environment.

•

31% decline in installs of color multifunction devices driven by lower overall demand, which more than offset the impact of new products including the partial launch of ColorQube™ and the Office version of the Xerox 700 that was launched in 2008.

•

48% decline in installs of black-and-white copiers and multifunction devices, including an 88% decline in the low dollar value Segment 1 products (11-20 ppm), driven primarily by lower activity in developing markets and a 4% decrease in Segment 2-5 products (21-90 ppm). Segment 2-5 installs include the Xerox 4505, a 95 ppm device with an embedded controller.

•	41% decline in installs of color printers due to lower demand and lower sales to OEM partners.

Office revenue for the nine months ended September 30, 2009 of $6,207 million decreased 16%, including a 3-percentage point negative impact from currency, reflecting:

•

11% decrease in post sale revenue with a 5-percentage point negative impact from currency. Revenue declined across most product segments and reflects lower channel supplies purchases, including purchases within developing markets, which more than offset the growth in GIS.

•

29% decrease in equipment sales revenue, including a 3-percentage point negative impact from currency. The decline in revenue across most product segments reflects lower installs driven by the continued weak economic environment.

•	25% decline in installs of color multifunction devices driven by lower overall demand, which more than offset the impact of new products including the Office version of the Xerox 700 and ColorQube.

•

44% decline in installs of black-and-white copiers and multifunction devices, including an 86% decline in the low dollar value Segment 1 products (11-20 ppm), driven primarily by lower activity in developing markets, offset by a 4% increase in Segment 2-5 products (21-90 ppm). Segment 2-5 installs include the Xerox 4595, a 95 ppm device with an embedded controller.

•	35% decline in installs of color printers due to lower demand and lower sales to OEM partners and channel inventory levels.

Operating Profit

Third quarter 2009 Office profit of $201 million decreased $59 million from third quarter 2008, as revenue declines were partially offset by cost savings resulting in improved gross margin and lower RD&E and SAG.

Office profit for the nine months ended September 30, 2009 of $568 million decreased $236 million from the nine months ended September 30, 2008, as revenue declines were partially offset by lower RD&E and SAG as a result of continued cost savings.

Other

Revenue

Third quarter 2009 Other revenue of $513 million decreased 21%, including a 2-percentage point negative impact from currency, primarily driven by declines in revenue from paper, wide format and licensing arrangements. Paper comprised approximately half of third quarter 2009 and 2008 Other segment revenue.

Other segment revenue for the nine months ended September 30, 2009 of $1,513 million decreased 22%, including a 4-percentage point negative impact from currency, primarily driven by declines in revenue from paper, wide format systems and licensing arrangements.

Operating Profit

Third quarter 2009 Other loss of $71 million increased $25 million from third quarter 2008, reflecting lower income from licensing arrangements, wide format and equity income.

Other segment loss for the nine months ended September 30, 2009 of $227 million increased $125 million from the comparable 2008 period, primarily due to lower revenue, as well as lower interest income and equity income.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Sales	33.7%	34.5%	(0.8) pts	33.3%	34.3%	(1.0) pts
Service, outsourcing and rentals	42.7%	41.6%	1.1 pts	42.6%	41.9%	0.7 pts
Financing income	62.4%	61.9%	0.5 pts	61.9%	61.8%	0.1 pts
Total Gross Margin	39.8%	39.2%	0.6 pts	39.6%	39.3%	0.3 pts

Third quarter 2009 total gross margin increased 0.6-percentage points compared to the third quarter 2008, driven by cost improvements enabled by restructuring and cost actions, as well as the revenue declines from lower margin channels, which were only partially offset by the 0.8-percentage point unfavorable impact of transaction currency. Third quarter 2009 results included a benefit of 0.3-percentage points related to a favorable property tax adjustment in North America, and third quarter 2008 results included a benefit of 0.3-percentage points from a favorable adjustment related to European product disposal costs.

The gross margin increased 0.3-percentage points for the nine months ended September 30, 2009 as compared to the 2008 comparable period. The increase was primarily driven by cost improvements enabled by restructuring and our cost actions, as well as the decline of revenues from lower margin channels partially offset by the 1.0-percentage points unfavorable impact of transaction currency. 2009 included a benefit of 0.1-percentage points related to a favorable property tax adjustment in North America, and 2008 included a benefit of 0.1-percentage points from a favorable adjustment related to European product disposal costs.

Sales gross margin decreased 0.8-percentage points compared to the third quarter 2008 as the 1.7-percentage point adverse impact of transaction currency on our inventory purchases and price declines impact of 1.9-percentage points were partially offset by the positive mix of revenues and cost improvements. Third quarter 2008 results included a favorable adjustment related to European product disposal costs.

Sales gross margin decreased 1.0-percentage points for the nine months ended September 30, 2009 as compared to the 2008 comparable period primarily due to the adverse impact of transaction currency on our inventory purchases of 1.8-percentage points and price declines of 0.9-percentage points. This decline was partially offset by cost improvements and the positive mix of revenues.

Service, outsourcing and rentals margin increased 1.1-percentage points compared to the third quarter 2008 primarily due to restructuring savings and other costs actions, as well as a favorable property tax adjustment in North America. These improvements more than offset the approximate 0.7-percentage point impact of pricing declines.

Service, outsourcing and rentals margin increased 0.7-percentage points for the nine months ended September 30, 2009 as compared to the 2008 comparable period primarily due to the reduction in costs driven by our restructuring and cost actions. These cost improvements more than offset the approximate 0.9-percentage points impact of pricing.

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
RD&E % Revenue	5.7%	5.2%	0.5 pts	5.6%	5.1%	0.5 pts
R&D	$175	$196	$(21)	$522	$570	$(48)
Sustaining Engineering	34	32	2	93	102	(9)

Total RD&E	$209	$228	$(19)	$615	$672	$(57)

The decrease in RD&E spending for the three and nine months ended September 30, 2009 compared to the prior year comparable periods reflects our restructuring and cost actions which consolidated the Production and Office development and engineering infrastructure.

We invest in technological research and development, particularly in color, software and services. We believe that our R&D spending is sufficient to remain technologically competitive. Our R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
SAG % Revenue	27.4%	26.0%	1.4 pts	27.6%	25.9%	1.7 pts

SAG expenses of $1,007 million in the third quarter 2009 were $131 million lower than the third quarter 2008, including a $30 million benefit from currency. The SAG expense decrease reflected the following:

•	$91 million decrease in selling expenses, reflecting favorable currency, benefits from restructuring and cost actions including reductions in marketing spend and lower commissions.

•	$54 million decrease in general and administrative expenses, reflecting favorable currency and benefits from restructuring and cost actions.

•

$14 million increase in bad debt expenses to $59 million, reflecting an increase in write-offs in North America and Europe. 2009 third quarter bad debt expense as a percentage of revenue improved compared with the first and second quarters of 2009, and continues to remain less than one percent of receivables.

SAG expenses of $3,024 million for the nine months ended September 30, 2009 were $408 million lower than the nine months ended September 30, 2008, including a $164 million benefit from currency. The SAG expense decrease reflected the following:

•	$311 million decrease in selling expenses, reflecting favorable currency, benefits from restructuring, an overall reduction in marketing spend and lower commissions.

•	$198 million decrease in general and administrative expenses, reflecting favorable currency and benefits from restructuring and cost actions.

•

$101 million increase in bad debt expenses to $209 million, reflecting an increase in write-offs in North America and Europe. Bad debt expense as a percentage of revenue for the nine months ended September 30, 2009 was consistent with the fourth quarter 2008. Due to the current economic conditions, we expect bad debt expense to continue at this higher level for the fourth quarter 2009.

Worldwide Employment

Worldwide employment of 54,100 at September 30, 2009, decreased approximately 3,000 from December 31, 2008 and 3,300 from third quarter 2008, primarily due to restructuring reductions, partially offset by additional headcount related to GIS’s acquisition of ComDoc, Inc.

Restructuring and Asset Impairment Charges

During the third quarter 2009, we recorded a net restructuring credit of $2 million. The net credit reflected $7 million of severance-related charges for new actions and $9 million of net reversals for changes in estimated reserves from prior year initiatives. During the third quarter 2008, we recorded restructuring charges of $14 million predominately in the U.S. related to headcount reductions of approximately 300.

During the nine months ended September 30, 2009, we recorded a net restructuring credit of $5 million. The net credit reflected $28 million of severance-related charges for new actions and $33 million of net reversals for changes in estimated reserves from prior year initiatives. During the nine months ended September 30, 2008, we recorded net restructuring charges of $80 million primarily related to headcount reductions of approximately 1,500 employees predominately in North America.

The restructuring reserve balance as of September 30, 2009, for all programs was $116 million, of which approximately $103 million is expected to be spent over the next twelve months. Refer to Note 7, Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Non-financing interest expense	$64	$71	$188	$190
Interest income	(4)	(8)	(15)	(29)
Gains on sales of businesses and assets	(6)	—	(15)	(22)
Currency losses, net	5	9	26	30
Amortization of intangible assets	15	14	44	40
Litigation matters	1	—	8	802
Acquisition related costs	9	—	9	—
All Other expenses, net	8	1	31	11

Total Other Expenses, Net	$92	$87	$276	$1,022

Non-financing interest expense

Third quarter 2009 Non-financing interest expense of $64 million was $7 million lower than the third quarter 2008 driven by the benefit of lower interest rates that more than offset the impact of higher average debt balances.

Non-financing interest expense of $188 million for the nine months ended September 30, 2009 was comparable with the prior year as lower interest rates partially offset higher average debt balances.

Interest income

Third quarter interest income of $4 million decreased $4 million, reflecting lower average cash balances and lower interest rates.

Interest income for the nine months ended September 30, 2009 was $14 million lower than the prior year reflecting lower average cash balances and lower interest rates.

Gains on sale of businesses and assets

The gains on sales of businesses and assets for 2009 and 2008 primarily relate to the sale of Latin American facilities.

Currency losses, net

2009 currency losses of $26 million for the nine months ended September 30, 2009 were primarily due to the significant movement in exchange rates among the U.S. Dollar, Euro and Yen in the first quarter 2009, as well as the increased cost of hedging, particularly in developing markets. 2008 currency losses of $30 million for the nine months ended September 30, 2008 were primarily due to the significant and rapid weakening of the U.S. Dollar and Euro as compared to the Yen in the first quarter 2008, net re-measurement losses associated with our foreign currency denominated assets and liabilities in our developing market units and the cost of hedging.

Litigation matters

2009 expense of $8 million for the nine months ended September 30, 2009 reflects probable losses from various legal matters. 2008 charges for the nine months ended September 30, 2008 include $795 million related to provisions for the $670 million settlement of Carlson v. Xerox Corporation (“Carlson”) and other securities-related litigation matters, net of expected insurance recoveries. On January 14, 2009, the United States Court for the District of Connecticut entered a Final Order and Judgment approving the Carlson settlement. On April 13, 2009, the United States District Court for the District of Connecticut (Hartford) entered an order giving its final approval to the settlement of the In Re Xerox Corporation ERISA Litigation. The remainder of the charges in 2008 are primarily related to probable losses on various other legal matters.

Acquisition related costs

Consistent with the new accounting guidance with respect to business combinations, acquisition related costs of approximately $9 million were incurred and expensed during the third quarter 2009 in connection with our previously announced pending acquisition of Affiliated Computer Services, Inc.

All Other expenses, net

Third quarter 2009 all other expenses, net increased $7 million from third quarter 2008 primarily driven by fees associated with the sale of receivables and an increase in interest expense on Brazil tax and labor contingencies.

All Other expenses, net for the nine months ended September 30, 2009 were $20 million higher than the prior year primarily due to fees associated with the sale of receivables, as well as an increase in interest expense related to Brazil tax and labor contingencies.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2009	2008	Change	2009	2008	Change
Income tax expense (benefit)	$44	$15	$29	$122	$(172)	$294
Effective tax rate	27.8%	6.1%	21.7 pts	28.2%	NM	NM

The effective tax rates for the three and nine months ended September 30, 2009 of 27.8% and 28.2%, respectively, were lower than the U.S. statutory tax rate primarily due to the net tax benefits from the geographical mix of income before taxes and the related effective tax rates in those jurisdictions.

The third quarter 2008 effective tax rate was 6.1% and included a 17.3% benefit from the tax settlement of certain previously unrecognized tax benefits and the tax effect of the third quarter restructuring charges. Excluding the impact of these items, the third quarter 2008 adjusted effective tax rate was 23.4%1. These rates were lower than the U.S. statutory tax rate primarily reflecting the benefit to taxes from the geographical mix of income before taxes and the related tax rates in those jurisdictions.

The effective tax rate for nine months ended September 30, 2008 included $370 million of benefit from the tax effects of the net provision for securities-related litigation matters, the second and third quarter 2008 restructuring charges and the benefit from the settlement of certain previously unrecognized tax benefits. Excluding these items, the adjusted effective tax rate was 22.9%1, which was lower than the U.S. statutory tax rate primarily due to the net tax benefits from the utilization of foreign tax credits and the geographical mix of income before taxes and the related tax rates in those jurisdictions.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the geographical mix of income and the related tax rates in those jurisdictions, and available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the fourth quarter of 2009 will approximate 28%, excluding the effects of any future discrete events.

(1)	See the “non-GAAP measure” section for an explanation of this non-GAAP measure.

Equity in Net Income of Unconsolidated Affiliates

Equity in net income of unconsolidated affiliates of $15 million decreased $20 million compared to third quarter 2008, which reflects our 25% share of Fuji Xerox’s lower net income which was impacted by the worldwide economic weakness. The third quarter 2009 included charges of $9 million related to our share of Fuji Xerox’s after-tax restructuring.

Equity in net income of unconsolidated affiliates of $14 million for the nine months ended September 30, 2009 decreased $78 million, as compared to the 2008 comparable period, which reflects our 25% share of Fuji Xerox’s lower net income which has been impacted by the worldwide economic weakness. The nine month period ended September 30, 2009 included charges of $40 million related to our share of Fuji Xerox’s after-tax restructuring. The nine months ended September 30, 2008 included restructuring charges of $15 million primarily related to Fuji Xerox’s pension settlements.

Capital Resources and Liquidity

The following table summarizes our cash and cash equivalents:

	Nine Months Ended September 30,
(in millions)	2009	2008	Change
Net cash provided by operating activities	$1,241	$754	$487
Net cash used in investing activities	(274)	(706)	432
Net cash used in financing activities	(1,054)	(251)	(803)
Effect of exchange rate changes on cash and cash equivalents	17	(23)	40

Decrease in cash and cash equivalents	(70)	(226)	156
Cash and cash equivalents at beginning of period	1,229	1,099	130

Cash and cash equivalents at end of period	$1,159	$873	$286

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,241 million for the nine months ended September 30, 2009. The $487 million increase in cash from the nine months ended September 30, 2008 was primarily due to the following:

•	$438 million decrease in pre-tax income before litigation and restructuring.

•	$438 million increase from accounts receivables, reflecting lower revenue, improved collections and benefits from the sales of accounts receivables.

•	$334 million increase as a result of lower inventory levels, reflecting focused supply chain actions in light of lower sales volume.

•	$174 million increase due to lower contributions to our defined pension benefit plans.

•	$57 million increase due to lower placements of equipment on operating leases reflecting lower install activity.

•	$28 million increase due to higher net run-off of finance receivables.

•	$139 million decrease due to higher restructuring payments associated with previously reported actions.

Cash Flows from Investing Activities

Net cash used in investing activities was $274 million for the nine months ended September 30, 2009. The $432 million increase in cash from the nine months ended September 30, 2008 was primarily due to the following:

•	$401 million increase due to lower escrow and other restricted investments. 2008 reflects the funding of the escrow account for the Carlson litigation settlement.

•	$100 million increase due to lower capital expenditures (including internal use software), reflecting focused management of our capital requirements.

•	$56 million decrease primarily due to the absence of insurance proceeds for the Carlson litigation settlement received in 2008.

•	$21 million decrease due to lower cash receipts from asset sales.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,054 million for the nine months ended September 30, 2009. The $803 million decrease in cash from the nine months ended September 30, 2008 was primarily due to the following:

•

$1,771 million decrease due to lower net debt proceeds. 2009 reflects the repayment of the 2009 Senior Notes of $879 million, net payments of $448 million for two Zero Coupon Notes, net payments of $246 million on the Credit Facility, and net payments of $48 million primarily for foreign short-term borrowings. These payments were partially offset by the issuance of $750 million in Senior Notes. 2008 reflects the issuance of $1.4 billion in Senior Notes and $250 million in Zero Coupon Notes, and net payments of $352 million on the Credit Facility and $398 million on other debt.

•	$804 million increase due to the absence of purchases under the Company’s share repurchase program.

•	$142 million increase primarily due to lower debt payments on secured financings.

•	$22 million increase due to the absence of repurchases related to stock-based compensation.

Customer Financing Activities

The following represents our Total finance assets associated with our lease and finance operations:

(in millions)	September 30, 2009	December 31, 2008
Total Finance receivables, net (1)	$7,023	$7,278
Equipment on operating leases, net	550	594

Total Finance Assets, net	$7,573	$7,872

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The reduction of $299 million in Total finance assets, net includes favorable currency of $238 million.

The following summarizes our debt:

(in millions)	September 30, 2009	December 31, 2008
Principal debt balance	$7,283	$8,201
Net unamortized discount	(7)	(6)
SFAS No. 133 fair value adjustments (Topic ASC 815)	170	189

Total Debt	7,446	8,384
Less: Current maturities and short-term debt	1,149	1,610

Total Long-Term Debt	$6,297	$6,774

Our lease contracts permit customers to pay for equipment over time rather than at the date of installation, therefore, we maintain a certain level of debt that we refer to as financing debt, to support our investment in these lease contracts, which are reflected in Total finance assets, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2009	December 31, 2008
Financing debt (2)	$6,626	$6,888
Core debt	820	1,496

Total Debt	$7,446	$8,384

(2)

Financing debt includes $6,145 million and $6,368 million as of September 30, 2009 and December 31, 2008, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Sales of Accounts Receivables

During the third quarter 2009, we sold $349 million of accounts receivables without recourse, as compared to $373 million in the second quarter 2009 and $146 million in the third quarter 2008. Fees associated with these sales were approximately $3 million, $3 million and $1 million, respectively. $335 million of receivables sold to date remained uncollected by the third party purchasers as of September 30, 2009. We do not have any current or future liability for these non-recourse sales.

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

We are currently rated investment grade by all major rating agencies. As of September 30, 2009 the ratings for our senior unsecured debt were as follows:

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

The following is a discussion of our liquidity position as of September 30, 2009:

•

As of September 30, 2009, total cash and cash equivalents was $1.2 billion and our borrowing capacity under our Credit Facility was $2 billion, reflecting no outstanding borrowings and no outstanding letters of credit. In addition, we currently have approximately $1.0 billion available under our secured borrowing arrangement with General Electric Capital Corporation (the “Loan Agreement”). This Agreement is in place through 2010, and has not been accessed in almost four years.

•

Cash flows from operations were $1,241 million and $754 million for the nine months ended September 30, 2009 and 2008, respectively. Cash flows from operations were $939 million for the 2008 full-year and included $615 million in net payments for securities litigation. We expect 2009 full-year operating cash flows of about $1.7 billion.

•

During the nine months ended September 30, 2009, total debt decreased by $938 million, and we expect to reduce debt by over $1 billion for the full year. Our debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q4 2009	$181
2010	967
2011	802
2012	1,100
2013	961
2014	819
2015	—
2016	951
2017	501
2018	1,001
2019 and thereafter	—

Total	$7,283

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

In July 2009, we signed a five year contract with International Business Machines for approximately $70 million for mid-range applications support in North America. This contract replaces the EDS contract which expires in mid 2010.

In April 2009, we signed two seven year contracts with Computer Sciences Corporation (“CSC”) for approximately $40 million for mainframe application development and maintenance services and $51 million for mainframe computing services support in North America. These contracts replace the EDS mainframe applications, maintenance and support and mainframe process contracts in North America, which expire in June 2010 and December 2013, respectively.

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

Application of Critical Accounting Policies

Business Combinations and Goodwill

As discussed in the Overview section, our results for the nine months ended September 30, 2009 are largely due to the current global economic environment and the related current industry-wide slowdown in technology spending. We do not believe our results reflect a significant change in the overall long-term revenue and cash flow growth prospects or expectations for our business. The Company remains the prominent player in our industry and we expect to continue to grow market share even in this challenging environment primarily through our expanded distribution capabilities as well as new product and service offerings. We are offsetting the decline in revenues with $250 million in savings from previous restructuring actions and an additional $300 million in cost and expense reductions throughout this year. Our operating cash flows remain strong and are expected to approximate $1.7 billion for the 2009 full year. Accordingly, we continue to believe that our results for the nine months ended September 30, 2009 and our expectations for the remainder of the year are driven by the near-term economic conditions and that the long-term revenue and expense growth assumptions used to determine the fair values of our reporting units, as disclosed in the aggregate in our 2008 Annual Report under “Application of Critical Accounting Policies – Business Combinations and Goodwill”, remain attainable. Based on those assumptions, we determined that the fair values of our reporting units sufficiently exceeded their carrying values.

Non-GAAP Financial Measures

We have reported our financial results in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of the following non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is set forth below:

Adjusted Effective Tax Rate

The effective tax rate for the three and nine months ended September 30, 2008 are discussed in this presentation using non-GAAP financial measures that exclude the benefit to taxes relating to the settlement of certain previously unrecognized tax benefits, the effects of charges associated with securities-related litigation matters and restructuring. Management believes that it is helpful to exclude these effects to better understand, analyze and compare the prior period’s income tax expense and effective tax rate to the current period amounts given the discrete nature and size of these items in the prior periods.

However, this non-GAAP financial measure should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.

	Three Months Ended September 30, 2008
(in millions)	Pre-Tax Income	Income Taxes	Effective Tax Rate
As Reported	$247	$15	6.1%
Restructuring and asset impairment charges	14	5
Tax Settlements	—	41

As Adjusted	$261	$61	23.4%

	Nine Months Ended September 30, 2008
(in millions)	Pre-Tax Income	Income Taxes	Effective Tax Rate
As Reported	$(8)	$(172)	2150.0%
Provision for securities litigation matters	795	304
Restructuring and asset impairment charges	77	25
Tax Settlements	—	41

As Adjusted	$864	$198	22.9%

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Financial Risk Management” on Page 38 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

During the quarter ended September 30, 2009, the Company deployed a new Enterprise Resource Planning (ERP) system in support of our Office business in Europe. Due to the nature of a systems transition of this magnitude, a number of critical internal controls were affected. Although management believes the transition was successful and appropriate internal controls were maintained or implemented during the process, there can be no assurance that there may not be unidentified control deficiencies which may require remediation. Such controls will continue to be tested during the balance of the year. There were no other changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of September 30, 2009, we had $7.4 billion of total debt ($9 million of which is secured by finance receivables) and a $649 million liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $7.6 billion at September 30, 2009. The Total cash and cash equivalents was $1.2 billion at September 30, 2009. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of September 30, 2009, total cash and cash equivalents was $1.2 billion, and our borrowing capacity under our Credit Facility was $2 billion, reflecting no outstanding borrowings. We also have funding available through a secured borrowing arrangement with General Electric Capital Corporation (“GECC”). We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt; (ii) certain fundamental changes to corporate structure; (iii) changes in nature of business; and (iv) limitations on debt incurred by certain subsidiaries. The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends; and certain other payments. They do not, however, contain financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. Our U.S. Loan Agreement with GECC (effective through December 31, 2010) relating to our customer financing program (the “Loan Agreement”) provides for loans secured by eligible finance receivables up to $5 billion outstanding at any one time. As of September 30, 2009, $9 million was outstanding under the Loan Agreement. The Loan Agreement incorporates the financial maintenance covenants contained in the Credit Facility and contains other affirmative and negative covenants.

At September 30, 2009, we were in full compliance with the covenants and other provisions of the Credit Facility, the senior notes and the Loan Agreement. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition. Failure to be in compliance with the covenants in the Loan Agreement, including the financial maintenance covenants incorporated from the Credit Facility, would result in an event of termination under the Loan Agreement and in such case GECC would not be required to make further loans to us. If GECC were to make no further loans to us, and assuming a similar facility was not established and that we were unable to obtain replacement financing in the public debt markets, it could materially adversely affect our liquidity and our ability to fund our customers’ purchases of our equipment and this could materially adversely affect our results of operations.

We need to successfully execute the transition of Affiliated Computer Services, Inc. in order to realize all of the anticipated benefits from the transaction.

Our ability to realize the anticipated benefits of the Affiliated Computer Services, Inc. (“ACS”) acquisition is subject to certain risks including, but not limited to, the risks that: the acquisition may not close; the future business operations of ACS will not be successful; customer retention, cost synergies and revenue expansion goals for the ACS transaction will not be met; and disruptions from the ACS transaction will harm relationships with customers, employees and suppliers. The consummation of the ACS acquisition is subject to the satisfaction or completion of a number of conditions, some of which are beyond our control. Any delay in completing the transaction could cause us not to realize or delay realization of some or all of the benefits we expect to achieve from the transaction.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2009

During the quarter ended September 30, 2009, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”):

Semi-Annual Director Fees

(a)	Securities issued on July 15, 2009: Registrant issued 56,350 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $6.345 per DSU (aggregate price $357,541), based upon the market value of our Common stock on July 14, 2009, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Dividend Equivalents

(a)	Securities issued on July 31, 2009: Registrant issued 1,809 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter and to a retired Director, Vernon E. Jordan, Jr.

(c)

The DSUs were issued at a deemed purchase price of $6.585 per DSU (aggregate price $11,912), based upon the market value of our Common stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2009

Repurchases of Xerox Common Stock, par value $1.00 per share include the following:

Board Authorized Share Repurchase Programs:

We did not purchase Common stock during the third quarter of 2009.

Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $2.9 billion has been used through September 30, 2009. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the SEC’s Rule 10b-18, and are subject to market conditions as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs (1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
July 1 through 31	18,299	$6.54	n/a	n/a
August 1 through 31	27,053	8.74	n/a	n/a
September 1 through 30	2,182	9.44	n/a	n/a

Total	47,534		n/a	n/a

(1)

These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

ITEM 6	EXHIBITS

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009.

Incorporated by reference to Exhibit 3(a) to Registrant’s Form 10-K for the year ended December 31, 2008.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009 (filed May 28, 2009).

4(g)(4)	Amendment No. 3 dated as of October 19, 2009 to Credit Agreement dated as of April 30, 2007 between Registrant and the initial lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners.

10(f)(3)	Amendment No. 4 dated October 9, 2009 to 2008 Restatement of Xerox Corporation Unfunded Retirement Income Guarantee Plan.

10(j)(3)	Amendment No. 4 dated September 28, 2009 to Registrant’s Universal Life Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/s/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 22, 2009

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009.

Incorporated by reference to Exhibit 3(a) to Registrant’s Form 10-K for the year ended December 31, 2008.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009 (filed May 28, 2009).

4(g)(4)	Amendment No. 3 dated as of October 19, 2009 to Credit Agreement dated as of April 30, 2007 between Registrant and the initial lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners.

10(f)(3)	Amendment No. 4 dated October 9, 2009 to 2008 Restatement of Xerox Corporation Unfunded Retirement Income Guarantee Plan.

10(j)(3)	Amendment No. 4 dated September 28, 2009 to Registrant’s Universal Life Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.