Form 10-K
period 2009-12-31
XEROX CORP
filed 2010-02-26
CIK 108772

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2009 was: $5,631,647,939.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2010
Common Stock, $1 par value	870,071,905 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Corporation 2009 Annual Report to Shareholders	I & II
Xerox Corporation Notice of 2010 Annual Meeting of Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the unprecedented volatility in the global economy; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations, including savings from restructuring actions; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; the risk that we will not realize all of the anticipated benefits from the acquisition of Affiliated Computer Services, Inc.; our ability to recover capital investments; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

1

PART I

ITEM 1.	BUSINESS OVERVIEW

References in this section to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its subsidiaries unless the context specifically states or implies otherwise. References to “ACS” refer to Affiliated Computer Services, Inc., a wholly-owned subsidiary of ours that we acquired in February 2010, and its subsidiaries.

We provide the document industry’s broadest portfolio of document systems and services for businesses of any size. This includes printers, multifunction devices, production publishing systems, managed print services (“MPS”) and related software. We also offer support and supplies, such as toner, paper and ink as part of our document technology offerings. Through our heritage of innovation we continue to deliver leading document technology.

We are the industry leader in managed print services helping businesses save up to 30 percent on printing costs by optimizing the use of document systems across an entire enterprise. With the acquisition of ACS we manage the essential processes that businesses count on to be successful and we are a leading business process and IT outsourcing company, offering services from claims reimbursement and electronic toll transactions to customer call centers and HR benefits management.

Xerox is a leader in a large, diverse, and growing market. The document and business process management industry continues to see significant trends toward color, enterprise print services, and electronic document management. Our broad portfolio of production, office, and service offerings provide value to our customers and enable Xerox to lead and grow in the $132 billion document market we serve. With ACS, we more than double our market opportunity to over $500 billion and we will now participate in the diverse and growing business process and IT outsourcing market.

Our Strategy

We are well-positioned to lead in the large and growing business process and document management market through:

Executing on Growth Initiatives

•	Accelerating the transition to color – We have the broadest color portfolio in the industry and leading technologies to help customers realize the communication benefits of printing in color.

•	Color is a large and growing market and is estimated at $44 billion.

•	Cost and quality improvements are driving the transition from black-and-white to color.

•	We are also a leader in the black-and-white segment and we continue to gain share and capture growth opportunities in this $62 billion market.

•	Building on services leadership – We lead the industry with end-to-end Document Management Services and we participate in three areas of the outsourcing services market:

•

Infrastructure Outsourcing, where we help our customers through differentiated technology, skills and automation to reduce their enterprise spend and optimize their IT and print infrastructure to support their business processes. With the acquisition of ACS, we have expanded our capabilities into IT outsourcing.

•	Application Outsourcing, where we help our customers to streamline their document intensive business processes through automation and deployment of software applications and tools.

•

Business Process Outsourcing (“BPO”), where we have the technology and global presence to deliver value to our customers of all sizes. In today’s competitive environment, our customers are striving to reduce cost, improve productivity, and add more value. With our broad array of solutions, workflow, knowledge, and leadership, we are uniquely positioned to deliver value to our customers. With the acquisition of ACS, we are the leader in this diverse industry.

•

Strengthening our leadership in digital production printing – We continue to create new market opportunities with digital printing as a complement to traditional offset printing through technology that enables short-run book publishing, personalized transactional and promotional statements, cross-media customized campaigns and more.

•	We continue to identify new applications which are suitable for digital production printing.

•

Our leading technology, workflow, and business development tools lead the way to enable our customers to increase their communication effectiveness, improve their returns and add value in a competitive market.

Expanding our Distribution Channels

•	We continue to broaden our distribution capacity through acquisitions and channel partnerships targeted at expanding our presence in the small and medium size business (“SMB”) market.

•

We are focused on capturing the high growth opportunities in the Developing Markets. Through our marketing investments and expanded offerings, we are well positioned to meet the unique business requirements in these markets.

•	We are capitalizing on our coverage investments and partnerships to capture the opportunities in digital production printing.

•	We will leverage our account management infrastructure and global reach to create significant opportunities for ACS to expand its business worldwide.

Securing Future Technology Leadership

•	Through advancing our heritage of innovation, we are yielding a broad technology portfolio.

•

We continue to capitalize on breakthrough ink technologies. We launched the new ColorQubeTM product and, with this innovative offering, we are able to deliver affordable color to the market and further expand and leverage color growth.

•	We continue to expand our Document Management Technology software and solutions to optimize the capabilities of our products and streamline customer’s processes.

•	We will utilize our intellectual property and technology to enhance ACS’s BPO solutions.

Optimizing Productivity and Infrastructure

•	We continue to improve the efficiency and effectiveness of our infrastructure through our cost reduction programs.

•	We are focused on optimizing our resources to support innovation and growth.

•	We will apply the capabilities of both Xerox and ACS to further improve our combined cost efficiency.

Acquisitions

During 2009, Global Imaging Systems, Inc. (“GIS”) acquired ComDoc, Inc. This acquisition further strengthens our distribution capacity and expands GIS’s coverage into four states offering them access to more than 14,000 new customers.

In February 2010, we acquired Affiliated Computer Services, Inc. ACS is a premier provider of diversified business process outsourcing and information technology services and solutions to commercial and government clients worldwide in areas that include finance and accounting services, communications, transportation, human resources, healthcare, transaction processing, and customer care. ACS’s revenues for the calendar year ended December 31, 2009 were $6.6 billion. Headquartered in Dallas, TX, ACS’s 78,000 professionals support thousands of multinational corporations and government agencies in more than 100 countries and from about 425 locations.

This transformative acquisition allows Xerox to capitalize on rapidly emerging demands in the marketplace. Our customers are increasingly seeking service providers that offer a full range of solutions – from the management of print services to the management of work processes. As part of Xerox, ACS:

•	Provides us with immediate scale and leadership in business process outsourcing, a market that is sized at approximately $150 billion and growing at a rate of 5 percent per year.

•	Increases our already strong operating cash flow.

•

Strengthens our annuity-based business model. Through multi-year service contracts for business process outsourcing and document management, our recurring revenue will represent 80 percent of total revenue.

•	Leverages the power of our brand, technology and our global reach, creating significant opportunities for us to expand ACS’s business in markets outside of the U.S.

•	Significantly enhances our revenue growth and operating margin.

Business Model Fundamentals

Through our annuity based business model, we drive significant cash generation and have a strong foundation upon which we can expand earnings.

Annuity Model

The fundamentals of our business rest upon an annuity model that drives significant post sale revenue and cash generation. Over 75 percent of our 2009 total revenue was post sale revenue that includes equipment maintenance and consumable supplies, among other elements. With the acquisition of ACS, our annuity model is further enhanced, and recurring revenue will represent over 80 percent of total revenue. Some of the key indicators of Post Sale Revenue growth include:

•	The number of page-producing machines in the field (“MIF”) which is impacted by the number of equipment installations and removals;

•	Expanding the document management services we offer our customers;

•	The mix of color pages as color pages use more consumables per page than black-and-white; and

•	Expanding our market, particularly within the digital production printing, is key to increasing pages and we have developed tools and resources to be the leader in this large market opportunity.

Cash Generation

Our consistent strong cash flow from operations is driven by recurring revenues; this, along with modest capital investments will enable us to pay down the debt associated with the ACS acquisition and continue to provide a return to shareholders through:

•	Expanding through acquisitions our distribution and business process outsourcing capabilities;

•	Buying back shares under our share repurchase program once debt leverage targets are met; and

•	Maintaining our quarterly dividend.

Expanded Earnings

We anticipate expanding our future earnings through:

•	Modest revenue growth;

•	Driving cost efficiencies to balance gross profit and expense;

•	Leveraging share repurchase; and

•	Making accretive acquisitions.

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

We are still evaluating and assessing the impact of the ACS acquisition on our internal organizational and reporting structure, as well as its related impact on our reportable segment disclosures. Accordingly, in the first quarter 2010, we currently expect to report ACS as a separate reportable segment pending completion of that evaluation and assessment.

Office

Xerox develops and manufactures a range of color and black-and-white multifunction, printer, copier fax products and document related software solutions. Our Office segment serves global, national and small to mid-size commercial customers, as well as government, education and other public sector customers. Office systems and services, which include monochrome devices at speeds up to 95 ppm and color devices up to 85 ppm, include our family of ColorQube, WorkCentre® multifunction printers (“MFP’s”) and Phaser® desktop printers and MFP’s.

We offer a complete range of services and solutions in partnership with independent software partners that allow our customers to analyze, streamline, automate, secure and track their document workflows, which we then use to identify the most efficient, productive mix of office equipment, software and services for that business, helping to reduce the customer’s document-related costs.

In 2009, we continued to build on our position in the market by:

•

Driving to a revenue leadership position in the combined color page printer and color MFP spaces. Revenue leadership is focused on both increasing unit share of color devices installed and growing the total number of color pages printed. Our goal is to accelerate the market trend towards color centric printers and MFP from mono centric devices.

•	Helping customers through our industry leading MPS offering to reduce operational costs by up to 30 percent and get more out of the print infrastructure they’ve invested in.

•

Enhancing our already strong color product portfolio, making color more affordable, easier to use, faster and more reliable while maintaining our leadership position in black-and-white. Key to our success was the extension of our unique solid ink value proposition into the growing A3 color workgroup MFP market space with the ColorQube 9200 series of MFPs.

•	Expanding our channel reach and capacity to support the needs of the SMB market. This will increase our MIF and capture more pages, building the foundation for future post sale revenue growth.

The breadth of our product portfolio is unmatched. Our color-capable laser devices provide an attractive color entry point, our patented solid ink technology offers unmatched ease of use, vibrant color image quality and economic color run costs and our top of the line color laser products provide superior image quality coupled with industry-leading productivity and reliability. In 2009, we delivered a number of innovative products to the markets, following are a few examples:

•

ColorQube 9201/9202/9203: A game-changer that brings Xerox’s Solid Ink technology upstream to the console (A3) workgroup color market. The ColorQube 9200 series makes color affordable by dramatically reducing the cost of color with its Hybrid Color Plans. Cartridge-free Solid Ink technology is extremely easy to use, and with only 1 customer replaceable unit, the ColorQube has 90 percent less waste and a 9 percent lower carbon footprint associated with it over life than a comparable laser MFP.

•

Phaser 7500: This 35 ppm color laser printer allows small and mid-sized workgroups to attain professional-quality features. Key features include improved print quality as a function of 1200 dpi, new “Color by Words” Xerox technology, a natural language technology enabling easy and intuitive color adjustments, enhanced media handling capabilities, and longer lives on customer replaceable parts.

•

WorkCentre 6400: The WC6400 is Xerox’s first desktop MFP that utilizes Xerox’s Smart Controller platform and supports EIP, Xerox’s open platform allowing customization of applications on the MFP. Able to handle busy volumes with print speeds up to 32ppm color/37ppm mono, the WorkCentre 6400 also offers basic finishing, Print Around, and ID Card Copy.

•

WorkCentre 7425/7428/7435: This A3 workgroup color MFP platform utilizes HiQ LED technology and targets the sweet spot of the color market with speeds up to 35 ppm color and black-and-white. This series uses Xerox's Emulsion Aggregation (“EA”) High Gloss Toner which allows for sharper 1200 x 2400 dpi image quality, and is extremely energy efficient—using less than 2 watts in sleep mode.

•

Channel Managed Print Services: A suite of managed print service programs that help channel partners manage their customers' printing infrastructure and reduce costs. Xerox's program is the first to offer channel partners the ability to manage their customers' entire fleet of printers and multifunction printers no matter what the brand.

•

Enterprise Print Services: A managed print services solution offering to help companies better manage documents across their global print infrastructure—from the office to the in-house print center to the virtual workplace.

Production

We provide high-end digital monochrome and color systems designed for customers in the graphic communications industry and for large enterprises. These high-end devices enable digital on-demand printing, digital full-color printing and enterprise printing. We are the only manufacturer in the market that offers a complete family of cut-sheet monochrome production systems from 65 to 288 ppm, color production systems from 40 to 110 ppm and a complete line of continuous feed printers from 250 to 1,300 ppm. In addition, we offer a variety of pre-press and post-press options and the industry’s broadest set of workflow software.

We continue to strengthen our leadership position in cut-sheet monochrome and color and expand our reach and share into continuous feed monochrome and color and to build on the power of digital printing. Our digital production printing strategy complements the traditional offset market and continues to transform our industry. We are enabling print providers in graphic communications, service bureaus and large enterprises to profit and grow by meeting their customers’ specific business needs with just-in-time, one-to-one and e-based services – rather than simply manufacturing a printed piece. Having the right business model SM, the right workflowSM and the right technologySM are fundamental to this transformation.

In 2009, we continued to build on our unmatched product breadth, world class market and business development tools and integrated end-to-end applications.

Right Business Model

Our commitment to our customers starts before technology is discussed and extends long after a solution is installed. It includes sharing resources, strategies and tools that will help our customers grow their businesses with digital printing.

•

ProfitAccelerator®: This robust set of tools and programs designed to maximize our customer’s investment in digital printing equipment expanded in 2009 and now includes more than 100 tools. It brings together Xerox’s unparalleled experience and expertise, world-class resources and industry-leading support.

•

Business Development Services: In direct response to customer demand, this initiative continues to provide both training and professional services to help print providers increase page volume and revenue.

Right Workflow

Our FreeFlow® digital workflow is a collection of software technology solutions that our customers can use to improve all aspects of their processes, from content creation and management to production and fulfillment. Our digital technology combined with total document solutions and services that enable personalization and printing on demand, delivers value that improves our customers’ business results.

In 2009 we launched FreeFlow Process Manager® 8.0 which continues to further enhance our software solutions to drive productivity and accelerate time from job submission to print.

Through our industry leading FreeFlow Digital Workflow collection and FreeFlow Print Server, we deliver three primary values to our customers, the ability to Connect, Control, and Enable. Our solutions:

•	Connect our customers to their customers, 24/7 enabling them to be open for business round the clock.

•	Control our customer’s costs, environmental impacts, and security. Automated workflows provide extensive productivity gains and greatly increase document integrity by eliminating manual processes.

•	Enable new applications and new revenue streams such as photo books, secure event tickets, and packaging.

Right Technology

For more than two decades, we have delivered innovative technologies that have revolutionized the production printing industry. We continued to increase installations of our flagship Digital Color Production Presses. We are the industry leader in the number of pages produced on digital production color presses, with our flagship Xerox iGen4® Digital Production Press, iGen3® Digital Production Press and DocuColor® Digital Presses. Worldwide, approximately 400 customers have installed two or more iGen presses to meet their increased demand. In 2009 we delivered a number of innovative products to the markets, following are a few examples:

•

Xerox DocuColor 7002/8002: In August we launched both a 70 and 80 ppm full-color production systems built off the very successful 7000AP/8000AP products. The new products utilize a new low gloss toner formulation which provides a more matte or ‘offset like’ finish. We also incorporated the In-Line Spectrophotometer and Automated Color Quality Suite, these automation tools enable increased productivity and color quality. New finishing options including tape and e-bind solutions were also enabled on the new products.

•

Xerox Nuvera® 200 EA Perfecting Production System: In April we added to the Nuvera product portfolio with the Nuvera 200 Perfecting Production System. This product enables Xerox to enhance the portfolio by offering another tandem architecture product positioned below the flagship Nuvera 288. Throughout the year we expanded the finishing capabilities of the entire Nuvera portfolio. We added an in line binding solution, the GBC e-Bind 200. A new booklet maker from partner Plockmatic, the DBM5001 and an enhanced stacking solution the Xerox DS 3500 stacker. All of these finishing options are available on any Nuvera product.

•

Xerox Nuvera 100/120/144/200/288 MX Production Systems: In October we refreshed the entire magnetic ink character recognition (“MICR”) portfolio. We added MICR capability to the 200 & 288 products for the first time. Reliability and productivity improvements were made to the existing Nuvera 100/120/144 MX that includes an upgrade to our FreeFlow Print Server hardware and software, and other system upgrades to the print engine.

Other

The Other segment primarily includes revenue from paper sales, value-added services, wide-format systems and GIS network integration solutions and electronic presentation systems.

We sell cut-sheet paper to our customers for use in their document processing products. The market for cut-sheet paper is highly competitive and revenues are significantly affected by pricing. Our strategy is to charge a premium over mill wholesale prices, which is adequate to cover our costs and the value we add as a distributor, as well as to provide unique products that enhance digital production printing and color output.

An increasingly important part of our offering is value-added services, which utilizes our document industry knowledge and experience. Our value-added services deliver solutions that optimize our customers’ document output and infrastructure costs while streamlining, simplifying, and digitizing their document-intensive business processes. Through our imaging centers, a company can scan and digitize documents to create secure, accessible and searchable online information archives, such as a library of car-rental contracts or construction blueprints. Often our value-added services solutions lead to larger managed print services contracts which include our equipment, supplies, service, and labor. We report revenue from managed services contracts in the Production or Office segments. In 2009, the combined value-added services and managed print services revenue, including equipment, totaled $3.5 billion.

In our wide-format systems business, we offer document processing products and devices designed to reproduce large engineering and architectural drawings up to three feet by four feet in size. In 2009 we launched:

•

The Xerox 6604 & 6605 Wide Format Printer: This printer continues our successful tradition in the computer-aided design environment with its unsurpassed ease of operation and benchmark image quality. This new product includes a full-color scanner and new user friendly interface for ease of operation.

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

We analyze these arrangements to determine whether the equipment component meets certain accounting requirements such that the equipment fair value should be recorded as a sale at lease inception, that is, a sales-type lease. We allocate the remaining portion of the monthly minimum payments to the various elements of the lease based on fair value – service, maintenance, supplies and financing – that we generally recognize over the term of the lease agreement, and that we report as “post sale revenue”. In those arrangements that do not qualify as sales-type leases, we recognize revenue over the term of the lease agreement, whether rental or operating lease, and report it in post sale revenue. Our accounting policies for revenue recognition for leases and bundled arrangements are included in Note 1 –Summary of Significant Accounting Policies in the Consolidated Financial Statements in our 2009 Annual Report.

Research and Development

Investment in R&D is critical for competitiveness in our fast-paced markets. More than two-thirds of our equipment sales are from products launched during the past two years. Research activities are conducted in the United States, Canada, Europe and Asia – often in collaboration with Fuji Xerox Co., Ltd. (“Fuji Xerox”).

Our R&D drives innovation and customer value by:

•	Creating new differentiated products and services;

•	Enabling cost competitiveness through continuous and disruptive innovation for products and services;

•	Enabling new ways to serve customers;

•	Creating new business opportunities that drive future growth and reach new customers; and

•	Creating sustainable/green products, solutions and services.

To ensure our success, we have aligned our R&D investment portfolio with our growth initiatives of accelerating the transition to color, enhancing customer value by building on our services leadership and by strengthening our leadership in digital production printing. The decrease in RD&E spending for 2009 reflects our successful integration of the Production and Office development and engineering infrastructure which optimizes platform development and time to market. 2009 R&D spending focused primarily on the development of high-end communication solutions in digital production printing, extending our enterprise product portfolio for more affordable color and supporting a new generation of workplace solutions, expanding our services offerings and delivering lower-cost platforms and customer productivity enablers. With our R&D investments we have continued to expand the capability of the Xerox iGen family with both higher throughput and image quality and high value solutions to deliver customized and 1:1 marketing materials. We have also extended the market reach of our proprietary solid ink technology through the ColorQube family of products that offer breakthrough running cost for workgroup color applications. Coupled with our Extensible Interface Platform, Xerox Multifunction devices can now help our customers streamline document workflows integrating paper based documents into their enterprise applications. Sustaining engineering expenses, which are the hardware engineering and software development costs we incur after we launch a product, are included in our RD&E expenses.

Patents, Trademarks and Licenses

Xerox and its subsidiaries were awarded 706 U.S. utility patents in 2009. On that basis, we would have ranked 24th on the list of companies that were awarded the most U.S. patents during the year. Including our research partner Fuji Xerox we were awarded over 1,130 U.S. utility patents in 2009. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2009, we held approximately 9,437 design and utility U.S. patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated, or circumvented or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent-licensing agreements and, in a majority of them, we license or assign our patents to others, in return for revenue and/or access to their patents. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2009, we added 10 new agreements to our portfolio of patent licensing and sale agreements, and Xerox and its subsidiaries were licensor or seller in 7 of the agreements. We are also a party to a number of cross-licensing agreements with companies that hold substantial patent portfolios, including Canon, Microsoft, IBM, Hewlett Packard, Océ, Sharp, Samsung and Seiko Epson. These agreements vary in subject matter, scope, compensation, significance and time.

In the U.S., we own approximately 502 trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every ten years. We vigorously enforce and protect our trademarks.

Marketing and Distribution

We manage our business based on the principal business segments described earlier. However, we have organized the marketing, selling and distribution of our products and solutions according to geography and channel type. We sell our products and solutions directly to customers through our worldwide sales force and through a network of independent agents, dealers, value-added resellers, systems integrators and the Web. In the U.S. GIS continues to expand its network of office technology suppliers to serve an ever-expanding base of small and medium size businesses. We utilize our direct sales force to address our customers’ more advanced technology, solutions and services requirements, and use cost-effective indirect distribution channels for our basic product offerings.

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

Our reselling relationship with key partners contributed to our market coverage expansion and new business penetration. Through our global reseller alliance with FujiFilm, we distribute our production products and solutions to graphic communications customers, as well as photo specialty markets spanning retail, professional labs and centralized processing center businesses. In 2009, we signed additional country-level contracts with FujiFilm Graphics Systems in Europe and developing markets to extend Xerox digital production systems reach to new commercial print customers and prospects. We continue to use alliances to integrate "best-in-class" information technologies and services to deliver improved workflow, color management and document output management enabling our customers to accelerate profitable revenue growth in their businesses. Through the world-class Xerox Business Partner Program we are able to deliver an extensive portfolio of products and end-to-end solutions which streamline our customer’s workflows enabling them to reduce costs, improve operational efficiencies and drive new business opportunities.

In Europe, Africa, the Middle East, India, and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, and related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to provide distribution of our products in many of the countries located in these regions, and previously entered into agreements with unaffiliated third parties providing distribution of our products in Iran, Sudan, and Syria. Iran, Sudan and Syria, among others, have been designated as state sponsors of terrorism by the U.S. Department of State and are subject to U.S. economic sanctions. We maintain an export and sanctions compliance program and believe that we have been and are in compliance with U.S. laws and government regulations for these countries. We have no assets, liabilities, or operations in these countries other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan and Syria in August 2006 and terminated its distribution agreement with the distributor servicing Iran in December 2006. Now, Xerox only has legacy obligations to third parties such as providing spare parts and supplies to these third parties. In 2009, total Xerox revenues of $15.2 billion included approximately $2.6 million attributable to Iran and less than $0.2 million attributable to Sudan and Syria.

Competition

Although we encounter aggressive competition in all areas of our business, we are the leader or among the leaders in each of our principal business segments. Our competitors range from large international companies to relatively small firms. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. To remain competitive we invest in and develop new products and services and continually improve our existing offerings. Our key competitors include Canon, Ricoh, Hewlett-Packard, and, in certain areas of the business, Pitney Bowes, Kodak, Océ, Konica Minolta and Lexmark. With the acquisition of ACS, we will now also compete with a variety of business process outsourcing companies, as well as in-house departments performing the functions that we are seeking to outsource. These competitors can include large multi-national corporations, accounting or consulting companies, smaller niche service providers and offshore service providers in low-cost locations. We believe that our brand recognition, reputation for our business process and document management knowledge and expertise, innovative technology, service, breadth of product offerings, global distribution channels, customer relationships and large customer base are important competitive advantages. We and our competitors continue to develop and market new and innovative products at competitive prices, and, at any given time, we may set new market standards for quality, speed and function.

Service

As of December 31, 2009, we had a worldwide service force of approximately 12,500 employees and an extensive variable contract service force. We continue to expand our use of cost-effective remote service technology for basic product offerings while utilizing our direct service force and a variable contract service force to address customers’ more advanced technology requirements. The increasing use of a variable contract service force is consistent with our strategy to reduce fixed service costs while maintaining high-quality levels of service. We believe that our service force represents a significant competitive advantage because it is continually trained on our products and its diagnostic equipment is state-of-the-art. We offer service 24 hours a day, 7 days a week, in major metropolitan areas around the world, providing a consistent and superior level of service worldwide.

Customer Financing

We finance a large portion of customer purchases of Xerox equipment through our bundled lease arrangements. We believe that financing facilitates customer acquisition of Xerox technology and enhances our value proposition while providing Xerox a profitable revenue stream and an attractive gross margin that provides us a reasonable return on our investment in this business.

As a result of our customer financing program, we benefit by gaining in-depth knowledge of the products being leased and a deep understanding of the customer base and their use of our technology. This knowledge allows us to effectively manage the credit and residual value risk normally associated with financing. Our financing risk is further mitigated because a majority of our lease contracts are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables.

Because our lease contracts permit customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand, proceeds from capital market offerings and borrowings under bank credit facilities. At December 31, 2009 we had $7.0 billion of finance receivables and $0.6 billion of equipment on operating leases, or Total Finance assets of $7.6 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets and therefore a significant portion of our $9.3 billion of debt is associated with our financing business.

Manufacturing and Supply

Our manufacturing and distribution facilities are located around the world. The company's largest manufacturing site is in Webster, New York, where we make fusers, photoreceptors, Xerox iGen and Nuvera systems, components, consumables and other products. Additionally we have an EA Toner plant located in Webster, New York that was built in 2007. Our remaining primary manufacturing operations are located in: Dundalk, Ireland for our high-end production products and consumables; and Wilsonville, Oregon for solid ink products, consumable supplies, and components for our Office segment products. We also have a major facility in Venray, Netherlands that handles supplies manufacturing and supply chain management for the eastern hemisphere.

We are currently in the third year of a master supply agreement with Flextronics, a global electronics manufacturing services company, to outsource portions of manufacturing for our Office segment. The agreement has a three year term, with two additional one-year extension periods at our option. Our inventory purchases from Flextronics currently represent approximately 20 percent of our overall worldwide inventory procurement and production. Pricing for inventory sourced through Flextronics is generally market based. We have agreed to purchase from Flextronics some products and consumables within specified product families although we do have the ability to source product from other suppliers without penalty to the extent needed. Flextronics is required to acquire inventory based on our forecasted requirements and must maintain sufficient manufacturing capacity to satisfy these requirements. Under certain circumstances, we may become obligated to purchase inventory that remains unused for more than 180 days, becomes obsolete or remains unused on the termination of the supply agreement. If Flextronics were unable to continue to supply product, it would not result in a material disruption to our business because Flextronics primarily provides contract assembly labor and we continue to manage the inbound sourcing and supply chain management of raw materials and sub-assembly parts. In addition, we own the tooling and technology that Flextronics currently uses to produce our products; there are a number of alternative suppliers that could replace the contract assembly labor Flextronics provides and we have business resumption plans in place for Flextronics and other similar suppliers.

We acquire other office products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements. We have arrangements with Fuji Xerox under which we purchase and sell products, some of which are the result of mutual research and development arrangements. Refer to Note 7 – Investments in Affiliates, at Equity in the Consolidated Financial Statements in our 2009 Annual Report for additional information regarding our relationship with Fuji Xerox.

Fuji Xerox

Fuji Xerox is an unconsolidated entity in which we currently own a 25 percent interest and FUJIFILM Holdings Corporation (“FujiFilm”) owns a 75 percent interest. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong, other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other’s portfolio of patents, technology and products.

International Operations

We are incorporating by reference the financial measures by geographical area for 2009, 2008 and 2007 that are included in Note 2 – Segment Reporting in the Consolidated Financial Statements in our 2009 Annual Report. See also the risk factors entitled “Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including fluctuating foreign currencies and shifting regulatory schemes.” in Part 1, Item 1A of this Form 10-K.

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

The global economy has recently experienced a period of unprecedented volatility, which has affected the demand for equipment, services and supplies. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors we have described below. Possible effects of current and/or future adverse economic conditions on our business include: decrease in purchases or usage of our products, services and supplies by customers as increased unemployment of office workers leads to lower utilization of our equipment and reduced advertising and media spend adversely impacts the graphic arts market; reduction in purchases of products and supplies by channel partners due to their efforts to reduce inventory and conserve cash and/or their inability to obtain financing; disruption in our business due to our inability to obtain equipment, parts and supplies from our suppliers—and our suppliers from their suppliers—if marginal supply businesses fail; increase in the cost of our products acquired from Japan if the Yen strengthens against the U.S. Dollar and/or the Euro, decreasing our profit margins or forcing us to increase prices of our products, thereby making our products less affordable to customers; higher level of collection delinquencies due to insolvency of our customers or shortage of cash to support their businesses; and decrease in our ability to hedge currency exposures due to higher hedging costs because of extreme volatility of exchange rates.

We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. To remain competitive, we must develop new products, services and applications; periodically enhance our existing offerings and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.

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

Our profitability is dependent upon our ability to obtain adequate pricing for our products and services and to improve our cost structure.

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

A significant portion of our revenues are generated from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our consolidated financial statements. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.

Our operating results may be negatively impacted by lower equipment placements and revenue trends.

Our ability to maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction systems. We expect that revenue growth can be further enhanced through our document management and consulting services in the areas of personalized and product life cycle communications, enterprise managed print services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct and indirect sales productivity and expand our indirect distribution channels in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase the volume of pages printed, the mix of color pages, equipment utilization and color adoption, as well as our ability to retain a high level of supplies sales in unbundled contracts. Equipment placements typically occur through leases with original terms of three to five years. There will be a lag between the increase in equipment placement and an increase in post sale revenues. The ability to grow our customers’ usage of our products may continue to be adversely impacted by the movement toward distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to maintain a consistent trend of revenue growth, it could materially adversely affect our results of operations and financial condition.

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

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of December 31, 2009, we had $9.3 billion of total debt and a $649 million liability to a subsidiary trust issuing preferred securities. The total value of finance assets, shown on the balance sheet as Finance receivables and On-lease equipment, was $7.6 billion at December 31, 2009. The total cash and cash equivalents was $3.8 billion at December 31, 2009. Our total debt and cash at December 31, 2009 reflects the $2.0 billion Senior Notes issued in December 2009 which were used to fund the acquisition of ACS in February 2010. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations, funding from third parties and borrowings secured by our finance receivables portfolios. As of December 31, 2009, total cash and cash equivalents was $3.8 billion, and our borrowing capacity under our Credit Facility was $2.0 billion, reflecting no outstanding borrowings or letters of credit. Cash and cash equivalents at December 31, 2009 included net proceeds from the $2.0 billion Senior Notes issued in December 2009 which were used to fund the acquisition of ACS in February 2010. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

At December 31, 2009, we were in full compliance with the covenants and other provisions of the Credit Facility and the senior notes. Failure to comply with material provisions of or covenants in the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted or are expected to adopt restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prohibited from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products, and other environmentally related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union’s Energy-Using Products Directive (“EUP”) is expected to lead to the adoption of “implementing measures” intended to require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. It is possible that some or all of our products may be required to comply with EUP implementing measures. Another example is the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that will require parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH could lead to restrictions and/or bans on certain chemical usage. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse affect on our operations and financial condition.

Our ability to recover capital investments in connection with our contracts is subject to risk.

In order to attract and retain large outsourcing contracts, we sometimes make significant capital investments to perform our services under the contract, such as purchases of information technology equipment and costs incurred to develop and implement software. The net book value of such assets recorded, including a portion of our intangible assets, could be impaired, and our earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract or the reduction in volumes and services thereunder for reasons such as, among other things, a customer’s or client’s merger or acquisition, divestiture of assets or businesses, business failure or deterioration, or a customer’s or client’s exercise of contract termination rights.

We rely to a significant extent on third party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers, and could be materially adversely affected if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change.

Our ability to service our customers and clients and deliver and implement solutions depends to a large extent on third party providers such as subcontractors, a relatively small number of primary software vendors and utility providers and network providers meeting their obligations to us and our expectations in a timely, quality manner. Our business, revenues, profitability and cash flows could be materially and adversely affected and we might incur significant additional liabilities if these third party providers do not meet these obligations or our expectations or if they terminate or refuse to renew their relationships with us or were to offer their products to us with less advantageous prices and other terms than we previously had. In addition, a number of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable and, while there are backup systems in many of our operating facilities, an extended outage of utility or network services could have a material adverse effect on our operations, revenues, cash flow and profitability.

Our government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.

A significant portion of our revenues are derived from contracts with U.S. federal, state and local governments and their agencies, as well as international governments and their agencies. Governments and their agencies may have the right to terminate many of these contracts at any time without cause. These contracts, upon their expiration or termination, are typically subject to a bidding process in which Xerox may not be successful. Also, our contracts with governmental entities are generally subject to the approval of annual appropriations by the United States Congress or other legislative/governing bodies to fund the expenditures of the governmental entities under those contracts. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

We are subject to United States and foreign jurisdiction laws relating to individually identifiable information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information, including social security numbers, financial and health information. For example, in 1996, Congress passed the Health Insurance Portability and Accountability Act and as required therein, the Department of Health and Human Services established regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information. We have taken measures to comply with each of those regulations on or before the required dates. Another example is the European Union Directive on Data Protection, entitled “Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data.” We have also taken steps to address the requirements of that Directive. Other United States (both federal and state) and foreign jurisdiction laws apply to the processing of individually identifiable information as well and additional legislation may be enacted at any time. Failure to comply with these types of laws may subject us to, among other things, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.

We are subject to breach of our security systems.

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our, our customers’ and clients’ and our suppliers’ confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the appropriate encryption of information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities, located in New York, California, Oklahoma, Canada, U.K., Ireland and the Netherlands, are used jointly by the Production and Office Segments. We own an additional facility located in Oregon that is used by the Office Segment. Our principal research facilities are located in California, New York, Canada, France and the U.K. The research activities in our principal research centers benefit all of our operating segments.

As we have implemented our restructuring programs, (refer to Note 9—Restructuring and Asset Impairment Charges in the Consolidated Financial Statements of our Annual Report, incorporated by reference), several leased and owned properties became surplus. As of December 31, 2009, the surplus portions of our Dundalk, Ireland and Oklahoma City, OK manufacturing plants are still being marketed for sale. We are obligated to maintain our leased surplus properties through required contractual periods. With respect to United States properties, as of December 31, 2009, we are marketing 17 surplus leased facilities totaling 538,940 square feet.

In 2002, we entered into a joint venture (“Xerox Capital Services”) with General Electric to manage our administrative billing, credit and collection functions. In 2009, 460 Xerox Capital Service Employees transferred to Xerox and the amount of space licensed to Xerox Capital Services was reduced from 292,814 square feet to 195,801 square feet. Our three principal Xerox Capital Services administrative facilities are located in Texas, Illinois and New York.

We also own or lease numerous facilities globally, which house general offices, sales offices, service locations and distribution centers. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. We believe that our current facilities are suitable and adequate for our current business.

In February 2010, we acquired Affiliated Computer Services, Inc. (“ACS”). As a result of our acquisition of ACS, our real estate portfolio has increased by 334 locations in the United States including an owned facility in Dallas, Texas. We also added 106 locations in 28 other countries. In addition, we have employees in client-owned locations. We have added approximately 1.1 million square feet of owned real estate and 9 million square feet of leased space. The leases have terms through 2021 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. ACS’s headquarter is located in Dallas, Texas at an owned facility of approximately 630,000 square feet, which also houses a host data center and other operations. We are reviewing our consolidated Xerox and ACS real estate portfolio for consolidation and reduction opportunities.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the “Contingencies” note in the Consolidated Financial Statements, of the Xerox Corporation 2009 Annual Report is hereby incorporated by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2009 Annual Report to Shareholders is hereby incorporated by reference:

Stock Listed and Traded

Xerox Common Stock Prices and Dividends

Five Years in Review – Common Shareholders of Record at Year-End

(b)	Sales of Unregistered Securities During the Quarter ended December 31, 2009

During the quarter ended December 31, 2009, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”):

Dividend Equivalents:

(a)	Securities issued on October 31, 2009: Registrant issued 1,822 deferred stock units (“DSU”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter and to a retired Director, Vernon E. Jordan, Jr.

(c)	The DSUs were issued at a deemed purchase price of $7.90 per DSU (aggregate price $14,394), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(c)	Issuer Purchases of Equity Securities during the Quarter ended December 31, 2009 Repurchases of Xerox Common Stock, par value $1.00 per Share

Board Authorized Share Repurchase Programs:

We did not purchase Common stock during the fourth quarter 2009.

Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $2.9 billion has been used through December 31, 2009. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the SEC’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs (1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
October 1 through 31	—	—	n/a	n/a
November 1 through 30	5,273	$7.86	n/a	n/a
December 1 through 31	12,260	$8.00	n/a	n/a

Total	17,533		n/a	n/a

(1)

These repurchases are made under provisions in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

(d)	Performance Graph

Comparison of five-year cumulative total returns among Xerox Corporation, S&P 500 Index and S&P 500 Information Technology Index:

SOURCE:	Standard & Poor’s Investment Services

NOTES:	Graph assumes $100 invested on December 31, 2004 in Xerox Corp., the S&P 500 Index, and the S&P 500 Information Technology Index respectively, and assumes dividends are reinvested.

	Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009
Xerox Corporation	$100.00	$86.13	$99.65	$95.43	$47.69	$51.97
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P 500 Information Technology Index	100.00	100.99	109.49	127.35	72.41	117.11

The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be ‘soliciting material’ or to be ‘filed’ with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2009, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2009 Annual Report to Shareholders, is incorporated by reference in this Form 10-K.

Revenues
Income from continuing operations
Per-Share Data:
Income from continuing operations - Basic and Diluted
Earnings - Basic and Diluted
Common stock dividends
Total Assets
Long-term debt
Liabilities to subsidiary trusts issuing preferred securities
Series C mandatory convertible preferred stock

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Xerox Corporation 2009 Annual Report is hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Financial Risk Management,” in the Xerox Corporation 2009 Annual Report is hereby incorporated by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2009 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6, 7, 7A and 8, the Xerox Corporation 2009 Annual Report is not to be deemed filed as part of this Form 10-K.

The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2009 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2009, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and was accumulated and communicated to the Company’s Management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2009 Annual Report to Shareholders which is incorporated by reference in this Form 10-K.

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

ITEM 9B.  OTHER INFORMATION

Executive Compensation

On February 25, 2010, the Compensation Committee of the Board of Directors of the Company took the following actions:

2009 and 2010 Annual Performance Incentive Plan (“APIP”)

The Compensation Committee approved the payments of cash awards under the Xerox 2004 Performance Incentive Plan (“2004 PIP”), as amended, for the second half of 2009 APIP. The Compensation Committee had previously approved the awards for the first half of 2009 at its July 2009 meeting. The measures on which awards are based for the second half of 2009 are set out on Exhibit 10(e)(19) attached hereto. The Compensation Committee approved the payment of cash awards for both the first half and second half of 2009 under the 2004 PIP to Ursula M. Burns, Chief Executive Officer; Anne M. Mulcahy, Chairman of the Board; Lawrence A. Zimmerman, Vice Chairman and Chief Financial Officer; and certain other officers, including James A. Firestone and Jean-Noel Machon, our next two most highly compensated executive officers for fiscal year 2009 (collectively, the “Named Executive Officers”). The Compensation Committee approved a second half 2009 cash award of $1,181,250 to Ms. Burns, $1,093,750 to Mrs. Mulcahy, $624,750 to Mr. Zimmerman, $624,750 to Mr. Firestone, and $491,417 to Mr. Machon. These awards, combined with previously approved cash awards for the first half of 2009, result in combined cash awards of $1,884,375 to Ms. Burns, $2,331,250 to Mrs. Mulcahy, $1,071,000 to Mr. Zimmerman, $1,071,000 to Mr. Firestone, and $842,428 to Mr. Machon for full fiscal 2009.

The Compensation Committee approved the measures for APIP awards for fiscal year 2010, which are set out on Exhibit 10(e)(20) attached hereto.

Base Salary

Effective April 1, 2010, the Compensation Committee set the annualized base salary for Ms. Burns at $1,100,000 from $900,000. Ms. Burns did not receive a base salary increase upon her election to Chief Executive Officer in 2009; this increase reflects her increased scope of responsibility as Chief Executive Officer.

2007 E-LTIP Awards

The Compensation Committee determined that 80% of the original grant amount awarded under the 2007 Executive Long-Term Incentive Program (“2007 E-LTIP”) was earned based on the Company’s three-year cumulative 2007, 2008 and 2009 performance against the three-year cumulative targets established for Earnings Per Share and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(4). The total number of shares earned for the three-year cumulative performance period ended December 31, 2009 that shall vest on July 1, 2010 for each Named Executive Officer is as follows: Ms. Burns, 110,880 shares; Mrs. Mulcahy, 390,080 shares; Mr. Zimmerman, 118,160 shares; Mr. Firestone, 88,720 shares; and Mr. Machon, 38,850 shares. Included in these share amounts are shares that were previously earned for having met the annual targets established under the 2007 E-LTIP and previously disclosed for each Named Executive Officer as follows: Ms. Burns, 46,200 shares in 2007 and 18,480 shares in 2008; Mrs. Mulcahy, 162,533 shares in 2007 and 65,013 shares in 2008; Mr. Zimmerman, 49,232 shares in 2007 and 19,693 shares in 2008; Mr. Firestone, 36,966 shares in 2007 and 14,787 shares in 2008; and Mr. Machon, 18,500 shares 2007 and 7,400 shares in 2008.

2008 E-LTIP Awards

The Compensation Committee determined that 13.33% of the performance shares granted under the 2008 Executive Long-Term Incentive Program (“2008 E-LTIP”) were earned based on the Company’s 2009 performance against the annual targets established for Earnings Per Share and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(8). The number of shares earned for 2009 for each Named Executive Officer is as follows: Ms. Burns, 39,982 shares; Mrs. Mulcahy, 91,955 shares; Mr. Zimmerman, 15,994 shares; Mr. Firestone, 19,991 shares; and Mr. Machon, 4,998 shares. No performance shares were earned in 2008 based on the Company’s 2008 performance against the annual targets. Earned shares vest three years from their grant date.

2009 E-LTIP Awards

In lieu of performance shares, 2009 E-LTIP awards were made in the form of Restricted Stock Units (RSUs) with a performance feature based on the price of Xerox common stock over a three-year period. The number of shares of stock that can be earned range between 80% and 120% of the original RSU award, based on the increase or decrease in the price of Xerox common stock over the three-year vesting period. No action is required by the Compensation Committee until these awards vest in 2012. In lieu of 2009 E-LTIP equity awards for Mrs. Mulcahy and Mr. Zimmerman, the Compensation Committee approved long-term cash incentive awards with terms similar to the RSU awards under the 2009 E-LTIP to allow for maximum flexibility with respect to vesting.

2010 E-LTIP Awards

2010 E-LTIP awards made to Named Executive Officers reflect their leadership role in the Company, their historical and future contributions, and competitive award levels. The purpose of the 2010 E-LTIP is to provide the necessary incentives to retain and reward executives for sustained performance improvements over the next three-year period. Awards under the 2010 E-LTIP for Named Executive Officers are comprised entirely of performance shares that may be earned based on achieving annual performance targets and three-year cumulative performance between threshold and maximum as determined by the Compensation Committee. All performance shares that are earned vest in 2013. Named Executive Officers who retire, are involuntarily terminated (without cause) or voluntarily terminate due to a reduction in force prior to the end of the three-year performance cycle will vest in a portion of the performance shares earned on a pro rata basis.

Performance metrics for the 2010 E-LTIP are Earnings Per Share (weighted 60%) and Cash Flow from Operations (weighted 40%). Earnings Per Share and Cash Flow from Operations are defined in Exhibit 10(e)(21) attached hereto. The Compensation Committee has established annual and cumulative targets. Based on annual or cumulative performance versus targets, the number of performance shares earned by Named Executive Officers under the 2010 E-LTIP may vary from 0% to 150% of the initial number of shares subject to the grant. The form of award agreement pursuant to which such grants were made is attached hereto as Exhibit 10(e)(22).

In lieu of a performance share award that vests over a three-year period, the Compensation Committee approved a performance share award for Mr. Zimmerman that vests one year from the grant date if 2010 annual performance targets are achieved. Performance metrics are the same as those developed for the first year of the three-year 2010 E-LTIP performance share award.

Participants in the 2010 E-LTIP are subject to meaningful ownership requirements and mandatory share holding requirements of 50% of the net vested shares until their ownership requirements have been met.

2010 Other Awards

In recognition of their outstanding contributions on the Affiliated Computer Services, Inc. acquisition, the Compensation Committee approved the following awards: Mr. Firestone will receive Restricted Stock Units valued at $300,000 on March 1, 2010 with vesting three years from date of grant; and Mr. Zimmerman will receive a cash payment of $350,000 payable in early April 2010.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (“2010 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 20, 2010. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2009.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2010 Proxy Statement.

The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2010 Proxy Statement.

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

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since

Anne M. Mulcahy*	57	Chairman of the Board	2002	1992

Ursula M. Burns*	51	Chief Executive Officer	2009	1997

Lawrence A. Zimmerman	67	Vice Chairman and Chief Financial Officer	2009	2002

Lynn R. Blodgett	55	Executive Vice President; President and Chief Executive Officer, Affiliated Computer Services, Inc.	2010	2010

James A. Firestone	55	Executive Vice President; President, Corporate Operations	2008	1998

Armando Zagalo de Lima	51	Executive Vice President; President, Xerox Global Customer Operations	2010	2000

Willem Appelo	45	Senior Vice President; President, Xerox Global Business and Services Group	2008	2004

Michael Stephen Cronin	56	Senior Vice President; President, Xerox Global Services	2008	2004

Don H. Liu	48	Senior Vice President; General Counsel and Secretary	2007	2007

Russell Peacock	51	Senior Vice President; President, Xerox North America	2010	2007

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Eric Armour	51	Vice President President, Global Business Group	2009	2007

Richard M. Dastin	50	Vice President; President, Global Product Delivery Group	2009	2008

Jacques Guers	54	Vice President; President, Developing Markets Operations	2009	2009

Gary R. Kabureck	56	Vice President and Chief Accounting Officer	2003	2000

James H. Lesko	58	Vice President; Vice President, Investor Relations	2004	1993

Doug Lord	59	Vice President; President, North American Solutions Group	2008	2007

Rhonda L. Seegal	59	Vice President and Treasurer	2003	2003

Leslie F. Varon	53	Vice President and Controller	2006	2001

*	Member of Xerox Board of Directors

Each officer named above, with the exception of Lynn R. Blodgett, Don H. Liu and Eric Armour, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 2010 through our acquisition of Affiliated Computer Services, Inc. (“ACS”), Mr. Blodgett had been President and Chief Executive Officer of ACS since 2006. Prior to that he served as Executive Vice President and Chief Operating Officer of ACS from 2005-2006 and before that he served as Executive Vice President and Group President – Commercial Solutions of ACS since July 1999.

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

Prior to joining Xerox in 2007, Mr. Armour was an industrial partner at the investment firm RHJ International from 2006 to 2007. Prior to that, he was President and General Manager from 2003–2006 at The Gillette Company’s BRAUN global business division. From 1990–2003, he was a partner with Marakon Associates, a consulting firm in the consumer products, financial services, pharmaceuticals, aerospace and other industries.

ITEM 11.  EXECUTIVE COMPENSATION

The information included under the following captions under “Proposal 1-Election of Directors” in our 2010 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2009”, “Outstanding Equity Awards at 2009 Fiscal Year-End”, “Option Exercises and Stock Vested in 2009”, “Pension Benefits for the 2009 Fiscal Year”, “Nonqualified Deferred Compensation”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation for the Fiscal Year” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2010 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1– Election of Directors” in our 2010 definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1– Election of Directors” in our 2010 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 – Election of Directors” in our 2010 definitive Proxy Statement.

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 –Ratification of Election of Independent Registered Public Accounting Firm” in our 2010 definitive Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2009;

Consolidated Balance Sheets as of December 31, 2009 and 2008;

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009;

Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2009;

Notes to Consolidated Financial Statements;

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule;

Schedule II –Valuation and Qualifying Accounts for the three years ended December 31, 2009; and

All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

	(2)	Supplementary Data:

Quarterly Results of Operations (unaudited); and

Five Years in Review.

	(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)		The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2010 Proxy Statement are preceded by an asterisk (*).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

/S/ URSULA M. BURNS
Ursula M. Burns Chief Executive Officer February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 26, 2010

Signature	Title

Principal Executive Officer:

/S/ URSULA M. BURNS Ursula M. Burns	Chief Executive Officer and Director

Principal Financial Officer:

/S/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Vice Chairman and Chief Financial Officer

Principal Accounting Officer:

/S/ GARY R. KABURECK Gary R. Kabureck	Vice President and Chief Accounting Officer

/S/ ANNE M. MULCAHY Anne M. Mulcahy	Chairman of the Board and Director

/S/ GLENN A. BRITT Glenn A. Britt	Director

/S/ RICHARD J. HARRINGTON Richard J. Harrington	Director

/S/ WILLIAM CURT HUNTER William Curt Hunter	Director

/S/ ROBERT A. MCDONALD Robert A. McDonald	Director

/S/ N. J. NICHOLAS, JR. N. J. Nicholas, Jr.	Director

/S/ CHARLES PRINCE Charles Prince	Director

/S/ ANN N. REESE Ann N. Reese	Director

/S/ MARY AGNES WILDEROTTER Mary Agnes Wilderotter	Director

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Xerox Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2010 appearing in the 2009 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 26, 2010

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31, 2009, 2008 and 2007

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2009
Allowance for Losses on:
Accounts Receivable	$131	$114	$(5)	$(92)	$148
Finance Receivables	198	177	3	(156)	222

	$329	$291	$(2)	$(248)	$370

2008
Allowance for Losses on:
Accounts Receivable	$128	$64	$8	$(69)	$131
Finance Receivables	203	124	3	(132)	198

	$331	$188	$11	$(201)	$329

2007
Allowance for Losses on:
Accounts Receivable	$116	$55	$(1)	$(42)	$128
Finance Receivables	198	79	(2)	(72)	203

	$314	$134	$(3)	$(114)	$331

(1)	Bad debt provisions relate to estimated losses due to credit and similar collectability issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)	Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

INDEX OF EXHIBITS

Document and Location

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003, as amended by: Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on August 19, 2004; Certificate of Change filed with the Department of State of the State of New York on October 31, 2007; Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008; Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009 and; Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 3, 2010.

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009 (filed May 28, 2009).

4(a)(1)	Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-44597, 33-49177 and 33-54629.

4(a)(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

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

Incorporated by reference to Exhibit 4(a)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

4(b)(3)	Instrument of Resignation, Appointment and Acceptance dated as of July 30, 2008, among Registrant, Wilmington Trust, as prior trustee, Citibank,, N.A. as prior paying agent, registrar and issuing and paying agent, and The Bank of New York Mellon, as successor trustee, relating to the September 1996 Indenture.

Incorporated by reference to Exhibit 4(b)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

4(c)(1)	Indenture dated as of January 29, 1997, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) (“Bank One”), as trustee (the “January 1997 Indenture”), relating to Registrant’s Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”).

Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-24193.

4(c)(2)	Form of Certificate of Exchange relating to Junior Subordinated Debentures.

Incorporated by reference to Exhibit A to Exhibit 4.1 to Registration Statement No. 333-24193.

4(c)(3)	Certificate of Trust of Xerox Capital Trust I executed as of January 23, 1997.

Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-24193.

4(c)(4)	Amended and Restated Declaration of Trust of Xerox Capital Trust I dated as of January 29, 1997.

Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-24193.

4(c)(5)	Form of Exchange Capital Security Certificate for Xerox Capital Trust I.

Incorporated by reference to Exhibit A-1 to Exhibit 4.4 to Registration Statement No. 333-24193.

4(c)(6)	Series A Capital Securities Guarantee Agreement of Registrant dated as of January 29, 1997, relating to Series A Capital Securities of Xerox Capital Trust I.

Incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-24193.

4(c)(7)	Registration Rights Agreement dated January 29, 1997, among Registrant, Xerox Capital Trust I and the initial purchasers named therein.

Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.

4(c)(8)	Instrument of Resignation, Appointment and Acceptance dated as of November 30, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as successor Trustee, relating to the January 1997 Indenture.

Incorporated by reference to Exhibit (c)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4(d)(1)	Indenture dated as of April 21, 1998, between Registrant and Bank One, as trustee, relating to $1,012,198,000 principal amount at maturity of Registrant’s Convertible Subordinated Debentures due 2018 (the “April 1998 Indenture”).

Incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement No. 333-59355.

4(d)(2)	Instrument of Resignation, Appointment and Acceptance dated as of July 26, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture (the “April 1998 Indenture Trustee Assignment”).

Incorporated by reference to Exhibit 4(e)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4(d)(3)	Amendment to Instrument of Resignation, Appointment and Acceptance dated as of October 22, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo, as successor Trustee, relating to the April 1998 Indenture Trustee Assignment.

Incorporated by reference to Exhibit 4(e)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4(e)	Indenture dated as of October 2, 1995, between Xerox Credit Corporation (“XCC”) and State Street Bank and Trust Company (“State Street”), as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by XCC when and as authorized by XCC’s Board of Directors or Executive Committee of the Board of Directors (the “XCC Indenture”).

Incorporated by reference to Exhibit 4(a) to XCC’s Registration Statement Nos. 33-61481 and 333-29677.

4(f)(1)	Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

4(f)(2)	First Supplemental Indenture, dated June 25, 2003 among Registrant, the guarantors named therein and Wells Fargo, as trustee, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

4(f)(3)	Form of Second Supplemental Indenture to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit (4)(b)(3) to Registrant’s Registration Statement No. 333-111623.

4(f)(4)	Form of Third Supplemental Indenture, dated as of March 20, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(6) to Registrant’s Current Report on Form 8-K dated March 20, 2006.

4(f)(5)	Form of Fourth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(7) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

4(f)(6)	Form of Fifth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(8) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

4(f)(7)	Form of Sixth Supplemental Indenture, dated as of May 17, 2007 to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Registration Statement No. 333-142900.

4(g)(1)	Form of Credit Agreement dated as of April 30, 2007 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).

Incorporated by reference to Exhibit 10(j) to Registrant’s Current Report on Form 8-K dated April 30, 2007.

4(g)(2)	Amendment No. 1 to Credit Agreement, dated as of October 27, 2008, among Registrant, the Lenders named therein, and Citibank, ,N.A., as agent for the Lenders.

Incorporated by reference to Exhibit 4(g)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

4(g)(3)	Amendment No. 2 to Credit Agreement, dated as of April 23, 2009, between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners.

Incorporated by reference to Exhibit 4(g)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009.

4(g)(4)	Amendment No. 3 to Credit Agreement, dated as of October 19, 2009, between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners.

Incorporated by reference to Exhibit 4(g)(4) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

4(h)	Master Demand Note dated December 10, 2003 between Registrant and Xerox Credit Corporation.

Incorporated by reference to Exhibit 4(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4(i)	Form of Indenture dated as of December 4, 2009 between Xerox Corporation and the Bank of New York Mellon, as trustee, relating to an unlimited amount of senior debt securities.

Incorporated by reference to Exhibit 4(b)(5) to Post-Effective Amendment No. 1 to Registrant’s Registration Statement No. 333-142900.

4(j)(1)	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. (“ACS”) as Issuer and The Bank of New York Trust Company, N.A. as Trustee (the “June 6, 2005 Indenture”).

Incorporated by reference to Exhibit 4.1 to ACS’s Current Report on Form 8-K, filed June 6, 2005.

4(j)(2)	First Supplemental Indenture, dated as of June 6, 2005, to the June 6, 2005 Indenture.

Incorporated by reference to Exhibit 4.2 to ACS’s Current Report on Form 8-K, filed June 6, 2005.

4(j)(3)	Second Supplemental Indenture, dated as of June 6, 2005, to the June 6, 2005 Indenture.

Incorporated by reference to Exhibit 4.3 to ACS’s Current Report on Form 8-K, filed June 6, 2005.

4(j)(4)	Third Supplemental Indenture, dated as of February 5, 2010, to the June 6, 2005 Indenture between Boulder Acquisition Corp., the successor to ACS, and The Bank of New York Trust Company, N.A.

4(k)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

10	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2010 Proxy Statement are preceded by an asterisk (*).

*10(a)(1)	Registrant’s Form of Separation Agreement (with salary continuance) – February 2010.

*10(a)(2)	Registrant’s Form of Separation Agreement (without salary continuance) – February 2010.

*10(b)(1)	Registrant’s 1991 Long-Term Incentive Plan, as amended and restated December 4, 2007 (“1991 LTIP”).

Incorporated by reference to Exhibit 10(b)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(b)(2)	Form of Agreements under 1991 LTIP, as amended through July 12, 2007.

Incorporated by reference to Exhibit 10(b)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(b)(3)	Amendment dated December 4, 2007 to 1991 LTIP.

Incorporated by reference to Exhibit 10(b)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(c)(1)	Registrant’s 1996 Non-employee Director Stock Option Plan, as amended and restated December 5, 2007 (“1996 NDSOP”).

Incorporated by reference to Exhibit 10(c)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(c)(2)	Amendment dated December 5, 2007 to 1996 NDSOP.

Incorporated by reference to Exhibit 10(c)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(d)(1)	Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated December 5, 2007 (“2004 ECPNED”).

Incorporated by reference to Exhibit 10(d)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(d)(2)	Form of Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(3)	Form of Grant Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(4)	Form of DSU Deferral under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(4) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(5)	Amendment dated December 5, 2007 to 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(5) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(1)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 6, 2005 (“2004 PIP”).

Incorporated by reference to Exhibit 10(e)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(e)(2)	Form of Amendment to Agreements under 2004 PIP.

Incorporated by reference to Exhibit 10(e)(7) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

*10(e)(3)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of February 15, 2007 (“2007 PIP”).

Incorporated by reference to Exhibit 10(e)(10) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(4)	Performance Elements for 2007 Executive Long-Term Incentive Program (“2007 ELTIP”).

Incorporated by reference to Exhibit 10(e)(12) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(5)	Form of Executive Long-Term Incentive Program Award Summary under 2007 ELTIP.

Incorporated by reference to Exhibit 10(e)(13) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(6)	2007 Form of Executive Long-Term Incentive Program Award Agreement under the 2007 PIP.

Incorporated by reference to Exhibit 10(e)(14) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(7)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 4, 2007 (“2007-2 PIP”).

Incorporated by reference to Exhibit 10(e)(15) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(8)	Performance Elements for 2008 Executive Long-Term Incentive Program (“2008 ELTIP”).

Incorporated by reference to Exhibit 10(e)(17) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(9)	Form of Executive Long-Term Incentive Program Award Summary under 2008 ELTIP.

Incorporated by reference to Exhibit 10(e)(18) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(10)	2008 Form of Executive Long-Term Incentive Program Award Agreement under the 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(19) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(11)	Amendment dated December 4, 2007 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(20) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(12)	Annual Performance Incentive Plan for 2009 (first half).

Incorporated by reference to Exhibit 10(e)(25) to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009.

*10(e)(13)	Amendment No. 1 dated December 17, 2008 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(22) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10(e)(14)	Amendment No. 2 dated February 16, 2009 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10(e)(15)	Performance Elements for 2009 Executive Long-Term Incentive Program (“2009 ELTIP”).

Incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K dated June 30, 2009.

*10(e)(16)	Form of Executive Long-Term Incentive Program Award Agreement under 2009 ELTIP.

Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Current Report on Form 8-K dated June 30, 2009.

*10(e)(17)	Form of Executive Long-Term Incentive Program Award Summary under 2009 ELTIP.

Incorporated by reference to Exhibit 10(e)(24) to Registrant’s Current Report on Form 8-K dated June 30, 2009.

*10(e)(18)	Annual Performance Incentive Plan for 2009 (first half).

Incorporated by reference to Exhibit 10(e)(25) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009.

*10(e)(19)	Annual Performance Incentive Plan for 2009 (second half).

*10(e)(20)	Annual Performance Incentive Plan for 2010.

*10(e)(21)	Performance Elements for 2010 Executive Long-Term Incentive Program (“2010 ELTIP”).

*10(e)(22)	Form of Executive Long-Term Incentive Program Award Agreement under 2010 ELTIP.

*10(e)(23)	Form of Executive Long-Term Incentive Program Award Summary under 2010 ELTIP.

*10(f)(1)	2008 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through February 12, 2008 (“2008 URIGP”).

Incorporated by reference to Exhibit 10(f)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10(f)(2)	Amendment No. 1 to 2008 URIGP.

Incorporated by reference to Exhibit 10(f)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10(f)(3)	Amendment No. 2 dated March 6, 2009 to 2008 URIGP.

Incorporated by reference to Exhibit 10(f)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009.

*10(f)(4)	Amendment No. 3 dated May 5, 2009 to 2008 URIGP.

Incorporated by reference to Exhibit 10(f)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009.

*10(f)(5)	Amendment No. 4 dated October 9, 2009 to 2008 URIGP.

Incorporated by reference to Exhibit 10(f)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

*10(f)(6)	Amendment No. 5 dated December 1, 2009 to 2008 URIGP.

*10(g)(1)	2004 Restatement of Registrant’s Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2007 USERP”).

Incorporated by reference to Exhibit 10(g)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(g)(2)	Amendment dated December 4, 2007 to Registrant’s 2007 USERP.

Incorporated by reference to Exhibit 10(g)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(g)(3)	Amendment No. 1 dated December 11, 2008 to Registrant’s 2007 USERP.

Incorporated by reference to Exhibit 10(g)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors, as amended through February 4, 2002.

Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(i)(1)	Form of Severance Letter Agreement entered into with various executive officers, effective October 12, 2007 (“2007 Severance Letter”).

Incorporated by reference to Exhibit 10(i)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(i)(2)	Amendment dated December 4, 2008 to 2007 Severance Letter.

Incorporated by reference to Exhibit 10(i)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

*10(i)(3)	Amendment dated December 17, 2008 to 2007 Severance Letter.

Incorporated by reference to Exhibit 10(i)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10(j)(1)	Registrant’s Universal Life Plan effective July 1, 2003.

Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(j)(2)	Amendment No. 3 to Registrant’s Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006.

*10(j)(3)	Amendment No. 4 dated September 28, 2009 to Registrant’s Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

10(k)(1)	Registrant’s Deferred Compensation Plan for Directors, as amended and restated December 5, 2007 (“DCPD”).

Incorporated by reference to Exhibit 10(k)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(k)(2)	Amendment dated December 5, 2007 to DCPD.

Incorporated by reference to Exhibit 10(k)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

*10(l)	Registrant’s Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.

Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

*10(m)	Registrant’s 1998 Employee Stock Option Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10(n)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(o)	Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10(p)	Amended and Restated Loan Agreement dated as of October 21, 2002 between Xerox Lease Funding LLC and General Electric Capital Corporation.

Incorporated by reference to Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10(q)	Form of Cash Retention Agreement entered into with various executive officers during 2003.

Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

*10(r)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Registrant.

Incorporated by reference to Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10(s)	2006 Technology Agreement, effective as of April 1, 2006, by and between Registrant and Fuji Xerox Co., Ltd.

Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 9, 2006.**

*10(t)	Form of 2009 Long-Term Cash Incentive Award for Anne M. Mulcahy.

Incorporated by reference to Exhibit 10(t) to Registrant’s Current Report on Form 8-K dated June 30, 2009.

*10(u)	Form of 2009 Long-Term Cash Incentive Award for Lawrence A. Zimmerman.

Incorporated by reference to Exhibit 10(u) to Registrant’s Current Report on Form 8-K dated June 30, 2009.

10(v)	Senior Executive Agreement dated September 27, 2009 among ACS, Registrant and Lynn Blodgett.

Incorporated by reference to Exhibit 10.2 to ACS’s Current Report on Form 8-K dated September 27, 2009.

12	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

13	Registrant’s 2009 Annual Report to Shareholders.

21	Subsidiaries of Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1	Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Certain Provisions of the Act and Rules Thereunder, dated April 11, 2002 (Release No. 45730).

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

**	Pursuant to the Freedom of Information Act and/or a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.

