Form 10-Q
period 2010-03-31
XEROX CORP
filed 2010-05-03
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Class	Outstanding at March 31, 2010
Common Stock, $1 par value	1,379,040,400 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the unprecedented volatility in the global economy; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations, including savings from restructuring actions; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; the risk that we may not realize all of the anticipated benefits from the acquisition of Affiliated Computer Services, Inc.; our ability to recover capital investments; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2009 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION

FORM 10-Q

March 31, 2010

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2010	2009
Revenues
Sales	$1,678	$1,494
Service, outsourcing and rentals	2,870	1,880
Finance income	173	180

Total Revenues	4,721	3,554

Costs and Expenses
Cost of sales	1,082	1,004
Cost of service, outsourcing and rentals	1,871	1,100
Equipment financing interest	64	69
Research, development and engineering expenses	205	204
Selling, administrative and general expenses	1,099	1,004
Restructuring and asset impairment charges	195	(2)
Acquisition-related costs	48	—
Amortization of intangible assets	57	14
Other expenses, net	110	83

Total Costs and Expenses	4,731	3,476

(Loss) Income before Income Taxes and Equity Income	(10)	78
Income tax expense	22	19
Equity in net loss of unconsolidated affiliates	(2)	(10)

Net (Loss) Income	(34)	49
Less: Net income attributable to noncontrolling interests	8	7

Net (Loss) Income Attributable to Xerox	$(42)	$42

Basic (Loss) Earnings per Share	$(0.04)	$0.05
Diluted (Loss) Earnings per Share	$(0.04)	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$1,010	$3,799
Accounts receivable, net	3,198	1,702
Billed portion of finance receivables, net	233	226
Finance receivables, net	2,299	2,396
Inventories	1,018	900
Other current assets	1,022	708

Total current assets	8,780	9,731
Finance receivables due after one year, net	4,203	4,405
Equipment on operating leases, net	528	551
Land, buildings and equipment, net	1,663	1,309
Investments in affiliates, at equity	1,111	1,056
Intangible assets, net	3,584	598
Goodwill	8,463	3,422
Deferred tax assets, long-term	733	1,640
Other long-term assets	1,558	1,320

Total Assets	$30,623	$24,032

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,296	$988
Accounts payable	1,659	1,451
Accrued compensation and benefits costs	937	695
Other current liabilities	1,982	1,327

Total current liabilities	5,874	4,461
Long-term debt	8,668	8,276
Liability to subsidiary trust issuing preferred securities	649	649
Pension and other benefit liabilities	2,017	1,884
Post-retirement medical benefits	995	999
Other long-term liabilities	728	572

Total Liabilities	18,931	16,841

Series A Convertible Preferred Stock	349	—

Common stock	1,380	871
Additional paid-in capital	6,443	2,493
Retained earnings	5,568	5,674
Accumulated other comprehensive loss	(2,193)	(1,988)

Xerox Shareholders’ Equity	11,198	7,050
Noncontrolling interests	145	141

Total Equity	11,343	7,191

Total Liabilities and Equity	$30,623	$24,032

Shares of common stock issued and outstanding	1,379,040	869,381

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2010	2009
Cash Flows from Operating Activities:
Net (loss) income	$(34)	$49
Adjustments required to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	241	169
Provision for receivables	50	68
Provision for inventory	9	16
Net gain on sales of businesses and assets	(2)	(2)
Undistributed equity in net loss of unconsolidated affiliates	3	10
Stock-based compensation	27	17
Provision for litigation, net	—	2
Payments for securities litigation, net	—	(28)
Restructuring and asset impairment charges	195	(2)
Payments for restructurings	(39)	(87)
Contributions to pension benefit plans	(33)	(28)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(197)	167
Increase in inventories	(137)	(105)
Increase in equipment on operating leases	(58)	(63)
Decrease in finance receivables	131	113
Decrease in other current and long-term assets	21	17
Increase (decrease) in accounts payable and accrued compensation	169	(168)
Decrease in other current and long-term liabilities	(54)	(105)
Net change in income tax assets and liabilities	(3)	2
Net change in derivative assets and liabilities	18	(40)
Other operating, net	68	20

Net cash provided by operating activities	375	22

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(51)	(37)
Proceeds from sales of land, buildings and equipment	19	3
Cost of additions to internal use software	(25)	(28)
Acquisitions, net of cash acquired	(1,524)	(145)
Net change in escrow and other restricted investments	15	—

Net cash used in investing activities	(1,566)	(207)

Cash Flows from Financing Activities:
Net payments on secured financings	(4)	(25)
Net payments on other debt	(1,639)	(417)
Common stock dividends	(37)	(37)
Proceeds from issuances of common stock	115	—
Other financing, net	—	(3)

Net cash used in financing activities	(1,565)	(482)

Effect of exchange rate changes on cash and cash equivalents	(33)	(13)

Decrease in cash and cash equivalents	(2,789)	(680)
Cash and cash equivalents at beginning of period	3,799	1,229

Cash and Cash Equivalents at End of Period	$1,010	$549

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

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2009 Annual Report to Shareholders, which is incorporated by reference in our 2009 Annual Report on Form 10-K (“2009 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2009 Annual Report.

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

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition

As a result of our recent acquisition of Affiliated Computer Services, Inc. (“ACS”), a significant portion of our revenues are derived from service arrangements. The following summary is an update of our accounting policy, as included in our 2009 Annual Report, associated with revenue recognition for service arrangements (refer to Note 4 – Acquisitions for information regarding the ACS acquisition):

Services: Technical service revenues are derived primarily from maintenance contracts on our equipment sold to customers and are recognized over the term of the contracts. A substantial portion of our products are sold with full service maintenance agreements for which the customer typically pays a base service fee plus a variable amount based on usage. As a consequence, other than the product warranty obligations associated with certain of our low end products we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs.

Revenues associated with outsourcing, professional and value-added services are generally recognized as services are rendered, on the basis of the number of accounts or transactions processed. Information technology processing revenues are recognized as services are provided to the customer, generally at the contractual selling prices of resources consumed or capacity utilized by our customers. In those service arrangements where final acceptance of a system or solution by the customer is required, revenue is deferred until all acceptance criteria have been met. Revenues on cost reimbursable contracts are recognized by applying an estimated factor to costs as incurred, determined by the contract provisions and prior experience. Revenues on unit-price contracts are recognized at the contractual selling prices as work is completed and accepted by the customer. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred.

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

Revenues on certain fixed price contracts where we provide information technology system development and implementation services are recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using guidance from ASC Topic 605-35 – “Revenue Recognition – Construction-Type and Certain Production-Type Contracts”. These services require that we perform significant, extensive and complex design, development, modification or implementation activities of our customers’ systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement.

The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimated total cost basis, using a reasonably consistent profit margin over the period. Due to the long-term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. We recognize revenues for non-refundable, upfront implementation fees on a straight-line basis over the period between the initiations of the ongoing services through the end of the contract term.

Recent Accounting Pronouncements

Revenue Recognition

In late 2009, the FASB issued the following new accounting guidance which is first applicable for our 2010 reporting:

•

ASU No. 2009-14, Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 985-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

•

ASU No. 2009-13, Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies previous requirements by allowing the use of the “best estimate of selling price” in the absence of vendor-specific objective evidence (“VSOE”) or verifiable objective evidence (“VOE”) (now referred to as “TPE” or third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when more objective evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

We have adopted these updates effective for our fiscal year beginning January 1, 2010, and we are applying them prospectively from that date for new or materially modified arrangements. As described below, the adoption of these updates did not have, nor are they expected to have, a material effect on our financial condition or results of operations.

With respect to the new software guidance, the modification in the scope of the industry-specific software revenue recognition guidance did not result in a change in the recognition of revenue for our equipment and services. Software included within our equipment and services has generally been considered incidental and therefore has been, and will continue to be, accounted for as part of the sale of equipment or services. Most of our equipment have both software and non-software components that function together to deliver the equipment’s essential functionality. The software scope modification is also not expected to change the recognition of revenue for software accessories sold in connection with our equipment or free-standing software sales as these transactions will continue to be accounted for under the industry-specific software revenue recognition guidance as separate software elements.

With respect to the new guidance for arrangements with multiple deliverables, we enter into the following revenue arrangements that may consist of multiple deliverables:

•

Bundled lease arrangements, which typically include both lease deliverables and non-lease deliverables. Lease deliverables include the equipment, financing, maintenance and executory costs. Non-lease deliverables generally consist of supplies and non-maintenance services.

•	Sales of equipment with a related full-service maintenance agreement.

•

Contracts for multiple types of outsourcing services, as well as professional and value-added services. For instance, we may contract for an implementation or development project and also provide services to operate the system over a period of time; or we may contract to scan, manage and store customer documents.

If a deliverable in a multiple-element arrangement is subject to specific guidance, such as leased equipment in our bundled lease arrangements – which is subject to specific leasing guidance, or accessory software – which is subject to software revenue recognition guidance, that deliverable is separated from the arrangement based on its relative selling price (the relative selling price method – see below) and accounted for in accordance with such specific guidance. The remaining deliverables in a multiple-element arrangement are accounted for based on the guidance below.

A multiple-element arrangement is separated into more than one unit of accounting if both of the following criteria are met:

•	The delivered item(s) has value to the customer on a stand-alone basis; and

•

If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue is generally upon delivery/completion or ratably as a single unit of accounting over the contractual service period.

Consideration in a multiple-element arrangement is allocated at the inception of the arrangement to all deliverables on the basis of the relative selling price. When applying the relative selling price method, the selling price for each deliverable is determined using VSOE of the selling price, otherwise, third-party evidence (“TPE”) of the selling price. If neither VSOE nor TPE of the selling price exists for a deliverable, we will use our best estimate of the selling price for that deliverable.

The new guidance with respect to multiple-element arrangements is not expected to change the allocation of arrangement consideration to the units of accounting or the pattern and timing of revenue recognition for those units. Normally our equipment and services will qualify as separate units of accounting, which are the majority of our multiple-element arrangements. In addition, under previous guidance, consideration for multiple-element arrangements was allocated based on VSOE or TPE, since products and services are generally sold separately or the selling price is determinable based on competitor prices for similar deliverables. As a result, for substantially all of our multiple-element arrangements we expect to continue using VSOE or TPE to allocate the arrangement consideration to each respective deliverable.

Although infrequent, under previous guidance with respect to multiple-element arrangements, if we were unable to establish the selling price using VSOE or TPE, arrangement consideration was allocated using the residual method or recognized ratably over the contractual service period. However, since the new guidance allows for the use of our best estimate of the selling price in our allocation of arrangement consideration if VSOE or TPE is not determinable, we expect to use our best estimate of selling price in those infrequent situations. The objective of using estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, we determine our best estimate of selling price considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. Estimated selling price based methodology generally will apply to an insignificant proportion of our arrangements with multiple deliverables.

Fair Value Accounting

In 2010, the FASB issued ASU No. 2010-06 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10). This update requires a gross presentation of activities within the Level 3 rollforward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. The update further clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. This update was effective for our fiscal year beginning January 1, 2010 except for the gross presentation of the Level 3 rollforward information, which is effective for our fiscal year beginning January 1, 2011. The principal impact from this update will be expanded disclosures regarding our fair value measurements.

Other Accounting Changes

In 2009, the FASB issued the following codification updates:

•

ASU 2009-17 which amends Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.

•

ASU 2009-16 which amends Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets. This update removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sales accounting.

We adopted these updates effective for our fiscal year beginning January 1, 2010. The adoption of these updates did not have a material effect on our financial condition or results of operations.

Since the filing of our 2009 Annual Report, the FASB issued ASU No. 2010-09 through No. 2010-16. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

Note 3 – Segment Reporting

Our reportable segments are consistent with how we manage the business and view the markets we serve. In 2010, as a result of our acquisition of ACS, we realigned our internal financial reporting structure. (Refer to Note 4 – Acquisitions for information regarding the ACS acquisition.) We will now report our financial performance based on the following two primary reportable segments – Technology and Services. The Technology segment represents the combination of our former Production and Office segments excluding the document outsourcing business, which was previously included in these reportable segments. The Services segment represents the combination of our document outsourcing business, which includes Xerox’s historical business process services, and ACS’s business process outsourcing and information technology outsourcing businesses. We believe this realignment will help us to better manage our business and view the markets we serve, which are primarily centered around equipment systems and outsourcing services. Our Technology segment operations involve the sale and support of a broad range of document systems from entry level to the high-end. Our Services segment operations involve delivery of a broad range of outsourcing services including document, business processing and IT outsourcing services. Our 2009 segment disclosures have been restated to reflect our new 2010 internal reporting structure.

The Technology segment is centered around strategic product groups, which share common technology, manufacturing and product platforms. This segment includes the sale of document systems and supplies, provision of technical service and financing of products. Our products range from:

•	“Entry,” which includes A4 devices and desktop printers.

•

“Mid-Range,” which includes A3 devices that generally serve workgroup environments in mid to large enterprises. This includes products that fall into the following market categories: Color 41+ ppm priced at less than $100K and Light Production 91+ppm priced at less than $100K.

•	“High-End,” which includes production printing and publishing systems that generally serve the graphic communications marketplace and large enterprises.

The Services segment comprises three outsourcing service offerings, Document Outsourcing (which includes Managed Print Services and our historical Xerox Business Process Outsourcing services), Business Process Outsourcing and Information Technology Outsourcing. Document outsourcing services include service arrangements that allow customers to streamline, simplify and digitize their document-intensive business processes through automation and deployment of software application and tools and the management of their printing needs. Business process outsourcing services include service arrangements where we manage a customer’s business activity or process. Information technology outsourcing services include service arrangements where we manage a customer’s IT-related activities, such as application management and application development, data center operations, or testing and quality assurance.

The segment classified as Other includes several units, none of which meet the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper sales), Wide Format Systems, licensing revenues, GIS network integration solutions and electronic presentation systems and non-allocated Corporate items including non-financing interest, as well as other items included in Other expenses, net.

Operating segment revenues and profitability for the three months ended March 31, 2010 and 2009 were as follows:

	Technology	Services	Other	Total
2010
Segment revenues	$2,483	$1,843	$395	$4,721
Segment profit (loss)	233	203	(104)	332
2009
Segment revenues	$2,335	$833	$386	$3,554
Segment profit (loss)	166	31	(95)	102

	Three Months Ended March 31,
Reconciliation to Pre-tax (Loss) Income	2010	2009
Segment profit	$332	$102
Reconciling items:
Restructuring and asset impairment charges	(195)	2
Restructuring charges of Fuji Xerox	(22)	(22)
Acquisition-related costs	(48)	—
Amortization of intangible assets	(57)	(14)
Venezuelan devaluation	(21)	—
Equity in net loss of unconsolidated affiliates	2	10
Other	(1)	—

Pre-tax (Loss) Income	$(10)	$78

Note 4 – Acquisitions

Affiliated Computer Services, Inc.

On February 5, 2010, the acquisition date, we acquired all of the outstanding equity of ACS in a cash-and-stock transaction valued at approximately $6.5 billion. ACS provides business process outsourcing (“BPO”) and information technology (“IT”) services and solutions to commercial and government clients worldwide. ACS delivers a full range of BPO and IT services, as well as end-to-end solutions to the public and private sectors and supports a variety of industries including education, energy, financial, government, healthcare, retail and transportation. ACS’s revenues for the calendar year ended December 31, 2009 were $6.6 billion and they employed 78,000 people and operated in over 100 countries.

Equity transaction: Each outstanding share of ACS Class A and Class B common stock was converted into a combination of 4.935 shares of Xerox common stock and $18.60 in cash for a combined value of $60.40 per share, or approximately $6.0 billion based on the closing price of Xerox common stock of $8.47 on the acquisition date. Approximately 489,800 thousand shares of Xerox common stock were issued. We also issued convertible preferred stock with a liquidation value of $300 and a fair value of $349 as of the acquisition date to ACS’s Class B shareholder.

All ACS stock options outstanding at closing were assumed by Xerox and converted into Xerox stock options. ACS stock options issued prior to August 2009, whether or not then vested and exercisable, became fully vested and exercisable in accordance with preexisting change-in-control provisions. ACS stock options issued in August 2009 will continue to vest and become exercisable for Xerox common stock in accordance with their original terms. For the August 2009 options, the portion of the estimated fair value associated with service prior to the close was recorded as part of the acquisition fair value with the remainder to be recorded as future compensation cost over the remaining vesting period. Each assumed ACS option became exercisable for 7.085289 Xerox common shares for a total of approximately 96,700 thousand shares at a weighted average exercise price of $6.79 per option. The estimated fair value associated with the Xerox options issued in exchange for the ACS options was approximately $222 based on a Black-Scholes valuation model utilizing the assumptions stated below. Approximately $168 of the estimated fair value was recorded as part of the acquisition fair value, and $54 is expected to be expensed over the remaining vesting period which is estimated to be approximately 3.9 years.

Assumptions	Pre-August 2009 Options	August 2009 Options
Strike price	$6.89	$6.33
Expected volatility	37.90%	38.05%
Risk-free interest rate	0.23%	1.96%
Expected term	0.75 years	4.2 years

Fair value of consideration transferred: The table below details the consideration transferred to acquire ACS (certain amounts reflect rounding adjustments):

(shares in millions)	Conversion Calculation	Estimated Fair Value	Form of Consideration
ACS Class A shares outstanding as of the acquisition date	92.7
ACS Class B shares outstanding as of the acquisition date	6.6

Total ACS Shares Outstanding	99.3
Xerox stock price as of the acquisition date	$8.47
Multiplied by the exchange ratio	4.935

Equity Consideration per Common Share Outstanding	$41.80	$4,149	Xerox common stock
Cash Consideration per Common Share Outstanding	$18.60	$1,846	Cash

ACS stock options exchanged for a Xerox equivalent stock option	13.6
Multiplied by the option exchange ratio	7.085289

Total Xerox Equivalent Stock Options	96.7	$168	Xerox stock options
Xerox Preferred Stock Issued to ACS Class B Shareholder		$349	Xerox preferred stock

Total Fair Value of Consideration Transferred		$6,512

Recording of assets acquired and liabilities assumed: The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses. We expect to finalize these amounts during the second quarter of 2010. Under U.S. GAAP, companies have one year after an acquisition to finalize the purchase accounting.

The following table summarizes the provisional recording of assets acquired and liabilities assumed as of the acquisition date:

February 5, 2010
Assets
Cash and cash equivalents	$351
Accounts receivable	1,381
Other current assets	393
Land, buildings and equipment	416
Intangible assets	3,035
Goodwill	5,114
Other long-term assets	231
Liabilities
Other current liabilities	674
Deferred revenue	161
Deferred tax liability	980
Debt	2,310
Pension liabilities	39
Other long-term liabilities	245

Net Assets Acquired	$6,512

Intangible assets: The following table is a summary of the fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

	Estimated Fair Value	Estimated Useful Life
Customer relationships/contracts	$2,920	11.6 years
ACS tradename	100	4 years
Buck tradename	10	(1)
Title plant	5	(2)

Total Identifiable Intangible Assets	$3,035

(1)	Determined to be an indefinite-lived asset.
(2)

Title plant is not subject to depreciation or charged to earnings based on ASC Topic 950 – Financial Services – Title Plant, unless circumstances indicate that the carrying amount of the title plant has been impaired.

Deferred revenue: As part of our purchase price allocation, we revalued ACS’s existing deferred revenue to fair value based on the remaining post-acquisition service obligation. The total revaluation adjustment was $133 ($53 current; $80 non-current) and represented the value for services already rendered for which no future obligation to provide services remains. Post acquisition, revenue will accordingly be reduced for the value of this adjustment. Accordingly, the remaining balance of deferred revenue included in the above of $161 ($145 current; $16 non-current) primarily represents our estimate of the fair value for the remaining service obligation.

Deferred taxes: We provided deferred taxes and recorded other tax adjustments as part of the accounting for the acquisition primarily related to the estimated fair value adjustments for acquired intangible assets, as well as the elimination of a previously recorded deferred tax liability associated with ACS’s historical goodwill that was tax deductible. In addition, we also provided deferred taxes of $76 for the outside basis difference associated with certain foreign subsidiaries of ACS for which no taxes have been previously provided. We expect to reverse the outside basis difference primarily through repatriating earnings from those subsidiaries in lieu of permanently reinvesting them as well as through the reorganization of those subsidiaries.

Debt: We repaid $1.7 billion of ACS’s debt and assumed an additional $0.6 billion. The following is a summary of the third-party debt assumed and not repaid in connection with the close of the acquisition:

4.70% Senior Notes due June 2010	$250
5.20% Senior Notes due June 2015	250
Capital lease obligations and other debt	64

Principal debt balance	564
Fair value adjustments	13

Total Debt Assumed But Not Repaid	$577

Pension obligations: We assumed several defined benefit pension plans covering the employees of ACS’s human resources consulting and outsourcing business in the U.S., U.K., Germany and Canada. The plans in the U.S. and Canada are both funded and unfunded; the plan in the U.K. is funded; and the plan in Germany is unfunded.

The following is a summary of the funded position of the assumed ACS plans as of the acquisition date, as well as associated weighted-average assumptions used to determine benefit obligations:

Estimated Fair Value
Projected benefit obligation	$142
Fair value of plan assets	111

Net Unfunded Status	$(31)

Amounts recognized in the Condensed Consolidated Balance Sheets:

Other long-term assets	$8
Pension liabilities	(39)

Net Amount Recognized	$(31)

Weighted average assumption used to determine benefit obligations at the acquisition date and net periodic benefit cost from the acquisition date through December 31, 2010:

Discount rate	5.7%
Expected rate of return on plan assets	6.9%
Rate of compensation increase	3.9%

Change-in-control liabilities: We assumed liabilities due under contractual change-in-control provisions in employment agreements of certain ACS employees and its Chairman of approximately $95 ($15 current; $80 non-current). The liabilities include accruals for related excise and other taxes we are obligated to pay on these obligations.

Contingent consideration: Although there is no contingent consideration associated with our acquisition of ACS, ACS is obligated to make contingent payments in connection with prior acquisitions upon satisfaction of certain contractual criteria. Contingent consideration obligations must be recorded at their respective fair value. The maximum aggregate amount of ACS’s outstanding contingent obligations to former shareholders of acquired entities is approximately $46, of which $11 was recorded representing the estimated fair value of this obligation as of the acquisition date.

Goodwill: Goodwill in the amount of $5.1 billion was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of ACS includes:

•	the expected synergies and other benefits that we believe will result from combining the operations of ACS with the operations of Xerox;

•	any intangible assets that do not qualify for separate recognition such as the assembled workforce; and

•	the value of the going-concern element of ACS’s existing businesses (the higher rate of return on the assembled collection of net assets versus acquiring all of the net assets separately).

Goodwill of $2.28 billion is deductible for tax purposes as a result of previous taxable acquisitions made by ACS. While the allocation of goodwill among reporting units is not complete, we expect the majority of the goodwill will be related to our Services segment.

The recorded amounts for assets and liabilities are provisional and subject to change. However, we do not expect that any future adjustments will be material. The following items still are subject to change:

•	amounts for intangibles and property, equipment and software pending finalization of valuation efforts;

•	amounts for legal contingencies pending the finalization of our examination and valuation of the portfolio of filed cases;

•

amounts for income tax assets, receivables and liabilities pending the filing of ACS’s pre-acquisition tax returns and the receipt of information from the taxing authorities which may change certain estimates and assumptions used; and

•	the allocation of goodwill among reporting units.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Our judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed as well as asset lives, can materially impact our results of operations.

Pro-forma impact of the acquisition: The unaudited pro-forma results presented below include the effects of the ACS acquisition as if it had been consummated as of January 1, 2010 and 2009. The pro-forma results include the amortization associated with an estimate for the acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for unearned revenue, software and land, buildings and equipment. To better reflect the combined operating results, material non-recurring charges directly attributable to the transaction have been excluded. In addition, the pro-forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010 or January 1, 2009.

	Three Months Ended March 31,
	2010	2009
Revenue	$5,331	$5,155
Net income – Xerox	(46)	108
Basic earnings per-share	(0.04)	0.07
Diluted earnings per-share	(0.04)	0.07

Note: The pro-forma information presented above is different than the pro-forma information provided in ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for the period ended March 31, 2010.

Irish Business Systems Limited

On January 20, 2010, we acquired Irish Business Systems Limited (“IBS”) for approximately $29 net of cash acquired. This acquisition expands our reach into the small and mid-size business market in Ireland. IBS has eight offices located throughout Ireland and is a managed print services provider and the largest independent supplier of digital imaging and printing solutions in Ireland. The operating results of IBS are not material to our financial statements and are primarily included within our Technology segment from the date of acquisition. The purchase price was primarily allocated to intangible assets and goodwill based on management’s estimates.

Note 5 – Inventories

The following is a summary of Inventories by major category:

	March 31, 2010	December 31, 2009
Finished goods	$861	$772
Work-in-process	56	43
Raw materials	101	85

Total Inventories	$1,018	$900

Note 6 – Investment in Affiliates, at Equity

Our equity in net loss of our unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2010	2009
Fuji Xerox	$(5)	$(12)
Other investments	3	2

Total Equity in Net Loss of Unconsolidated Affiliates	$(2)	$(10)

Fuji Xerox

Equity in net loss of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity loss for first quarter for both 2010 and 2009 includes after-tax restructuring charges of $22, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended March 31,
	2010	2009
Summary of Operations:
Revenues	$2,857	$2,670
Cost and expenses	2,823	2,763

Income (loss) before income taxes	34	(93)
Income tax expense (benefit)	29	(52)

Net Income (Loss) - Fuji Xerox	$5	$(41)

Weighted Average Rate(1)	90.67	93.78

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Note 7 – Restructuring Programs

During the first quarter 2010, we recorded $195 of net restructuring and asset impairment charges, which included $183 of severance costs related to headcount reductions of approximately 2,300 employees, lease termination and asset impairment charges of $18 and $6 of net reversals primarily due to changes in estimated reserves from prior year initiatives. The first quarter actions applied equally to both North America and Europe, with approximately 10% related to our developing market countries. Of these actions, approximately 45% were focused on gross margin improvements, 30% on selling, administrative and general expense reductions and 25% on the optimization of research, development and engineering expense investments. Charges related to the restructuring or integration of ACS and Xerox operations were not material during the quarter. We expect to incur an additional $85 over the remainder of the year for restructuring actions which have not yet been finalized.

Information related to restructuring program activity during the three months ended March 31, 2010 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(1)	Total
Balance December 31, 2009	$54	$20	$—	$74
Restructuring provision	183	14	4	201
Reversals of prior accruals	(6)	—	—	(6)

Net current period charges(2)	177	14	4	195
Charges against reserve and currency	(17)	(2)	(4)	(23)

Balance March 31, 2010	$214	$32	$—	$246

(1)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
(2)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2010	2009
Charges to reserve	$(23)	$(97)
Asset impairment	4	—
Effects of foreign currency and other non-cash items	(20)	10

Cash Payments for Restructurings	$(39)	$(87)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,(1)
	2010	2009
Technology	$129	$(2)
Services	43	—
Other	23	—

Total Net Restructuring Charges	$195	$(2)

(1)	Adjusted to conform to our 2010 segment change. Refer to Note 3, Segment Reporting, for additional information related to segments.

Note 8 – Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended March 31,
	2010	2009
Interest expense(1)	$153	$130
Interest income(2)	$178	$185

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 9 – Financial Instruments

Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. As of March 31, 2010 and December 31, 2009, pay variable/receive fixed interest rate swaps with notional amounts of $2,550 and $2,350 and net asset fair values of $11 and $1, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2010 or 2009.

The following is a summary of our fair value hedges at March 31, 2010:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Notes due 2012	2009	$1,100	$—	4.08%	5.50%	Libor	2012
Senior Notes due 2013	2009	400	4	3.76%	5.65%	Libor	2013
Senior Notes due 2014	2009	750	7	5.61%	8.25%	Libor	2014
Senior Notes due 2015	2010	200	(1)	1.64%	4.25%	Libor	2015
Senior Notes due 2016	2009	100	1	3.11%	6.40%	Libor	2016

Total		$2,550	$11

Terminated Swaps

During the three months ended March 31, 2010, interest rate swaps that had been designated as fair value hedges of certain debt instruments were terminated. These terminated interest rate swaps had an aggregate notional value of $600. The fair value adjustment of $(12) to the debt instruments is being amortized to interest income over the remaining term of the related notes.

Foreign Exchange Risk Management

We are a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts, to hedge certain foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities.

Foreign Currency-denominated Assets and Liabilities

We generally utilize forward foreign exchange contracts to hedge these exposures. Changes in the value of these currency derivatives are recorded in earnings together with the offsetting foreign exchange gains and losses on the underlying assets and liabilities.

Forecasted Purchases and Sales in Foreign Currency

We generally utilize forward foreign exchange contracts and purchased option contracts to hedge these anticipated transactions. These contracts generally mature in 12 months or less. A portion of these contracts are designated as cash-flow hedges.

Summary of Foreign Exchange Hedging Positions

At March 31, 2010, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,746, which is reflective of the amounts that are normally outstanding at any point during the year.

The following is a summary of the primary hedging positions and corresponding fair values as of March 31, 2010:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
U.K. Pound Sterling/Euro	$457	$3
Japanese Yen/U.S. Dollar	267	(5)
Japanese Yen/Euro	197	1
Swiss Franc/Euro	149	2
U.S. Dollar/Euro	123	4
Euro/U.S. Dollar	84	(6)
Swedish Kronor/Euro	77	—
Euro/U.K. Pound Sterling	59	—
U.S. Dollar/Mexican Peso	42	2
U.S. Dollar/Indian Rupee	42	1
U.K. Pound Sterling/Swiss Franc	36	(2)
Euro/Swiss Franc	35	—
All Other	178	—

Total Foreign Exchange Hedging	$1,746	$—

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at March 31, 2010.

Foreign Currency Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The changes in fair value for these contracts were reported in Accumulated Other Comprehensive Loss and reclassified to Cost of sales and Revenues in the period or periods during which the related inventory was sold to a third party. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net asset fair value of these contracts was $5 and $1 as of March 31, 2010 and December 31, 2009, respectively.

Summary of Derivative Instruments Fair Value

The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$7	$4

Interest rate swaps	Other long-term assets	15	10

	Total Assets	$22	$14

Foreign exchange contracts – forwards	Other current liabilities	$2	$3

Interest rate swaps	Other long-term liabilities	4	9

	Total Liabilities	$6	$12

Derivatives NOT Designated as Hedging Instruments

Foreign exchange contracts – forwards	Other current assets	$10	$12

Foreign exchange contracts – forwards	Other current liabilities	$15	$12

Summary of Derivatives	Total Derivative Assets	$32	$26
	Total Derivative Liabilities	21	24

	Total Net Derivative Asset	$11	$2

Summary of Derivative Instruments Gains (Losses)

The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized in Income Three Months Ended March 31,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended March 31,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$22	$(14)	$(22)	$14

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended March 31,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended March 31,
	2010	2009		2010	2009
Foreign exchange contracts – forwards	$9	$5	Cost of sales	$4	$5

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness.

Summary of Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.

The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Three Months Ended March 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2010	2009
Foreign exchange contracts – forwards	Other expense – Currency losses, net	$22	$8

During the three months ended March 31, 2010 and 2009, we recorded Currency losses, net of $22 and $20, respectively. Currency losses, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Fair Value of Financial Assets and Liabilities

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

	Total Fair Value Measurement March 31, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts-forwards	$17	$—	$17	$—
Interest rate swaps	15	—	15	—
Deferred compensation investments in cash surrender life insurance	65	—	65	—
Deferred compensation investments in mutual funds	28	—	28	—

Total	$125	$—	$125	$—

Liabilities:
Foreign exchange contracts-forwards	$17	$—	$17	$—
Interest rate swaps	4	—	4	—
Deferred compensation plan liabilities	92	—	92	—

Total	$113	$—	$113	$—

	Total Fair Value Measurement December 31, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts-forwards	$16	$—	$16	$—
Interest rate swaps	10	—	10	—

Total	$26	$—	$26	$—

Liabilities:
Foreign exchange contracts-forwards	$15	$—	$15	$—
Interest rate swaps	9	—	9	—

Total	$24	$—	$24	$—

We utilize the income approach to measure the fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices, and therefore are classified as Level 2.

Fair value for our deferred compensation plan investments in Company-owned life insurance is reflected at cash surrender value. Fair value for our deferred compensation plan investments in mutual funds is based on quoted market prices for actively traded investments similar to those held by the plan. Fair value for deferred compensation plan liabilities is based on the fair value of investments corresponding to employees’ investment selections, based on quoted prices for similar assets in actively traded markets.

Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,010	$1,010	$3,799	$3,799
Accounts receivable, net	3,198	3,198	1,702	1,702
Short-term debt	1,296	1,313	988	1,004
Long-term debt	8,668	8,967	8,276	8,569
Liability to subsidiary trust issuing preferred securities	649	672	649	814

The fair value amounts for Cash and cash equivalents and Accounts receivable, net approximate carrying amounts due to the short maturities of these instruments. The fair value of Short- and Long-term debt, as well as our Liability to subsidiary trust issuing preferred securities, was estimated based on quoted market prices for publicly traded securities or on the current rates offered to us for debt of similar maturities. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Note 10 – Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Pension Benefits		Retiree Health
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Components of Net Periodic Benefit Costs:
Service cost	$46	$44	$2	$2
Interest cost	120	121	14	15
Expected return on plan assets	(120)	(124)	—	—
Recognized net actuarial loss	16	5	—	—
Amortization of prior service credit	(5)	(5)	(6)	(10)
Recognized settlement loss	31	15	—	—

Net Periodic Benefit Cost	88	56	10	7

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Amortization of net prior service credit	5	5	6	10
Amortization of net actuarial losses	(47)	(20)	—	—

Total Recognized in Other Comprehensive Income(1)	(42)	(15)	6	10

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$46	$41	$16	$17

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The amount, net of tax, is included within Note 11 “Shareholders’ Equity”.

During the three months ended March 31, 2010, we made contributions of $33 and $24 to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $230 to our pension plans and $79 to our other post-retirement benefit plans in 2010 for a total of $263 for pension plans and $103 for other post-retirement benefit plans.

Note 11 – Shareholders’ Equity

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL (1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2009	$871	$2,493	$5,674	$(1,988)	$7,050	$141	$7,191

Net (loss) income	—	—	(42)	—	(42)	8	(34)
Translation adjustments	—	—	—	(308)	(308)	(1)	(309)
Changes in defined benefit plans(2)(3)	—	—	—	99	99	—	99
Other unrealized gains	—	—	—	4	4	—	4

Comprehensive (Loss) Income					$(247)	$7	$(240)

ACS Acquisition(4)	490	3,825	—	—	4,315	—	4,315
Cash dividends declared-common stock(5)	—	—	(61)	—	(61)	—	(61)
Cash dividends declared-preferred stock(6)	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	19	122	—	—	141	—	141
Tax benefit on stock option and incentive plans, net	—	3	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)

Balance at March 31, 2010	$1,380	$6,443	$5,568	$(2,193)	$11,198	$145	$11,343

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL (1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2008	$866	$2,447	$5,341	$(2,416)	$6,238	$120	$6,358

Net income	—	—	42	—	42	7	49
Translation adjustments	—	—	—	(274)	(274)	—	(274)
Changes in defined benefit plans(2)(3)	—	—	—	(35)	(35)	—	(35)
Other unrealized losses	—	—	—	(5)	(5)	—	(5)

Comprehensive (Loss) Income					$(272)	$7	$(265)

Cash dividends declared-common stock(5)	—	—	(38)	—	(38)	—	(38)
Stock option and incentive plans, net	—	17	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)

Balance at March 31, 2009	$866	$2,464	$5,345	$(2,730)	$5,945	$124	$6,069

(1)	Refer to the “Accumulated Other Comprehensive Loss (AOCL)” section for additional information.
(2)	Refer to Note 10, Employee Benefit Plans for additional information.
(3)	Includes currency gains of $42 and $17 in 2010 and 2009, respectively, and our share of Fuji Xerox changes in defined benefit plans of $36 and $(56) for 2010 and 2009, respectively.
(4)	See Note 4 – Acquisitions for further information.
(5)	Cash dividends declared on common stock of $0.0425 per share in the first quarter of 2010 and 2009.
(6)	Cash dividends declared on preferred stock of $12.22 per share in the first quarter of 2010.

Preferred Stock

In connection with the acquisition of ACS in February 2010 (see Note 4 – Acquisitions for additional information), we issued 300,000 shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $300 and a fair value of $349 as of the acquisition date to the holder of ACS Class B common stock. The Convertible preferred stock pays quarterly cash dividends at a rate of 8 percent per year and has a liquidation preference of $1,000 per share. Each share of Convertible preferred stock is convertible at any time, at the option of the holder, into 89.8876 shares of common stock for a total of 26,966 thousand shares (reflecting an initial conversion price of approximately $11.125 per share of common stock and is a 25% premium over $8.90, the average closing price of Xerox common stock over the 7-trading day period ended on September 14, 2009 and the number used for calculating the conversion price in the ACS merger agreement), subject to customary anti-dilution adjustments. On or after the fifth anniversary of the issue date, we have the right to cause, under certain circumstances, any or all of the Convertible preferred stock to be converted into shares of common stock at the then applicable conversion rate. The Convertible preferred stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Xerox’s common stock, the holder of Convertible preferred stock has the right to require us to redeem any or all of the Convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends to, but not including the redemption date. The Convertible preferred stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is composed of the following as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009
Cumulative translation adjustments	$(1,108)	$(800)
Benefit plans net actuarial losses and prior service credits (1)	(1,091)	(1,190)
Other unrealized gains	6	2

Total Accumulated Other Comprehensive Loss	$(2,193)	$(1,988)

(1)	Includes our share of Fuji Xerox.

Note 12 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2010	2009
Basic (Loss) Earnings per Share:
Net (loss) income attributable to Xerox	$(42)	$42
Accrued dividends on preferred stock	(3)	—

Adjusted Net (Loss) Income Available to Common Shareholders	$(45)	$42

Weighted-average common shares outstanding	1,175,732	866,944

Basic (Loss) Earnings per Share	$(0.04)	$0.05

Diluted (Loss) Earnings per Share:
Net (loss) income attributable to Xerox	$(42)	$42
Accrued dividends on preferred stock	(3)	—

Adjusted Net (Loss) Income Available to Common Shareholders	$(45)	$42

Weighted-average common shares outstanding	1,175,732	866,944
Common shares issuable with respect to:
Stock options	—	319
Restricted stock and performance shares	—	10,589

Adjusted Weighted Average Common Shares Outstanding	1,175,732	877,852

Diluted (Loss) Earnings per Share	$(0.04)	$0.05

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (shares in thousands):
Stock options	96,881	42,742
Restricted stock	27,727	5,116
Convertible securities	1,992	1,992
Convertible preferred stock	26,966	—

	153,566	49,850

Dividends per common share	$0.0425	$0.0425

The computation of diluted earnings per share for the three months ended March 31, 2010 did not include the effects of 26 million shares as a result of the net loss in the period and to do so would have been anti-dilutive.

Note 13 – Contingencies

Brazil Tax and Labor Contingencies

Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of March 31, 2010, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,238, with the increase from December 31, 2009 balance of approximately $1,225 primarily related to current-year interest and indexation, partially offset by currency. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2010 we had $240 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $18 and additional letters of credit of approximately $133. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

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

Merger Agreement Between Xerox and Affiliated Computer Services, Inc.: In late September and early October 2009, nine purported class action complaints were filed by Affiliated Computer Services, Inc. shareholders challenging ACS’s proposed merger with Xerox (See Note 4—Acquisitions). Two actions were filed in the Delaware Court of Chancery which subsequently were consolidated into one action. Seven actions were filed in state courts in Texas, which subsequently were consolidated into one action in the Dallas County Court at Law No. 3. The operative complaints in the Delaware and Texas actions name as defendants ACS and/or the members of ACS’s board of directors (the “Individual Defendants”) and Xerox Corporation and/or Boulder Acquisition Corp., a wholly owned subsidiary of Xerox (the “Xerox Defendants”). On October 22, 2009, a class of ACS shareholders was certified in the Delaware action. Pursuant to a stipulation entered into by all parties in the Delaware and Texas actions on November 20, 2009, the Texas plaintiffs agreed to stay prosecution of the Texas action until agreed otherwise by the defendants and ordered by the Texas court, and all plaintiffs agreed that any further prosecution of the Delaware and Texas actions, or any claims that could have been brought in those actions, would proceed in the Delaware action. The Texas court has calendared a trial date of November 29, 2010, for administrative purposes in the event that all issues are not resolved in the Delaware proceedings.

On December 11, 2009, plaintiffs in the Delaware action filed an amended complaint alleging, among other things, that (i) the Individual Defendants breached their fiduciary duties to ACS and its shareholders by authorizing the sale of ACS to Xerox for what plaintiffs deem inadequate consideration and pursuant to inadequate process, and the Xerox Defendants aided and abetted these alleged breaches; (ii) the Individual Defendants breached their fiduciary duties to ACS and its shareholders by agreeing to the provisions of the merger agreement relating to the consideration to be paid to the holders of Class B shares which the Delaware plaintiffs allege violates the ACS certificate of incorporation and is, therefore, void, and the Xerox Defendants aided and abetted these alleged breaches; and (iii) the Individual Defendants breached their fiduciary duties by failing to disclose material facts in the October 23, 2009 Form S-4 filed with the SEC in connection with the merger. The amended complaint seeks, among other things, to enjoin the defendants from consummating the merger on the agreed-upon terms, and unspecified compensatory damages, together with the costs and disbursements of the action.

On December 16, 2009, the Delaware court so ordered a stipulation between Xerox, ACS and certain Individual Defendants and the plaintiffs in the Delaware action providing, among other things, that in exchange for modifying certain provisions of the merger agreement and other consideration, the plaintiffs would not seek to enjoin any shareholder vote on the closing of the merger, nor take any action for the purpose of preventing or delaying the closing of the merger. On January 20, 2010, the Delaware court so ordered a stipulation by all parties in the Delaware action providing, among other things, for a trial to take place May 10-14, 2010 on the claims for damages asserted in the action. On January 29, 2010, defendants moved to dismiss the amended complaint and on February 8, 2010, plaintiffs moved for partial summary judgment. That motion was fully briefed and argued before the Delaware court on April 5, 2010, and the Delaware court reserved judgement on the motion. All defendants have answered the amended complaint, mooting their previously filed motions to dismiss. On April 28, 2010, plaintiffs filed a motion seeking leave to amend and to supplement the amended complaint.

The merger between ACS and Xerox closed on February 5, 2010. We deny any wrongdoing and are vigorously defending the actions.

Other Contingencies

Certain contracts, primarily those involving public sector customers, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of March 31, 2010, $667 of our outstanding surety bonds and $50 of our outstanding letters of credit secure our performance of contractual obligations with our customers. Approximately $18 of our letters of credit secures our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that our capacity in the surety markets as well as under various credit arrangements (including our Credit Facility) is sufficient to allow us to respond to future requests for proposals that require such credit support.

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2010, we serviced a FFEL portfolio of approximately 4.7 million loans with an outstanding principal balance of approximately $59.0 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2010, other current liabilities include reserves which we believe to be adequate.

In connection with the acquisition of ACS, the Company agreed to provide certain tax and prior employment agreement-related indemnities to former officers and directors of ACS. Management does not anticipate any potential claims under these indemnities would have a material adverse effect on the Company’s financial statements taken as a whole and accordingly no value has been assigned for financial reporting purposes.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes.

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

Overview

Results for the three months ended March 31, 2010 included revenue growth, operational improvements and strong cash generation. We completed the acquisition of Affiliated Computer Services, Inc. (“ACS”) on February 5, 2010, and their results from that date through the end of the first quarter 2010 are included in our results. Accordingly, total revenue of $4.7 billion reflects a substantial increase of 33% from the prior year, including a 3% favorable impact from currency. In order to provide a clearer comparison of our first quarter 2010 results to the prior year, we are also providing a discussion and analysis on a pro-forma basis, where we include ACS’s 2009 estimated results from February 6th through March 31st in our historical 2009 results (The pro-forma information included within this MD&A is different than the pro-forma information provided in Note 4 – Acquisitions, in the Condensed Consolidated Financial Statements. The pro-forma information included in Note 4 presents the combined results for 2010 and 2009 as if the acquisition was completed January 1st of each respective year. See the “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure). On a pro-forma1 basis, total revenue increased 5%, including a 3-percentage point favorable impact from currency.

First quarter 2010 net loss attributable to Xerox was $42 million and included $266 million of after-tax costs and expenses related to restructuring, intangibles amortization, acquisition-related costs and other discrete items. First quarter 2009 net income attributable to Xerox was $42 million and included $31 million of similar after-tax costs and expenses.

Cash flow from operations was $375 million in the 2010 first quarter. Cash used in investing activities of $1,566 million primarily reflects the net cash consideration of $1,495 million for the ACS acquisition. Cash used in financing activities was $1,565 million primarily reflecting the repayment of ACS’s debt of $1,733 million, partially offset by $115 million of proceeds from the exercise of stock options. Total Debt at March 31, 2010 increased by $700 million from December 31, 2009 primarily due to the assumption of ACS’s debt.

Summary Results

Revenues

	Three Months Ended March 31,				% of Total Revenue
(in millions)	2010	2009	% Change	Pro-forma(3) % Change	2010	2009
Revenue:
Equipment sales	$822	$770	7%	7%	17%	22%
Supplies, paper and other	856	724	18%	15%	18%	20%

Sales	1,678	1,494	12%	11%	35%	42%
Service, outsourcing and rentals	2,870	1,880	53%	2%	61%	53%
Finance income	173	180	(4)%	(4)%	4%	5%

Total Revenues	$4,721	$3,554	33%	5%	100%	100%

Segments:
Technology	$2,483	$2,335	6%	6%	53%	66%
Services	1,843	833	121%	3%	39%	23%
Other	395	386	2%	2%	8%	11%

Total Revenues	$4,721	$3,554	33%	5%	100%	100%

Memo
Annuity Revenue(1)	$3,899	$2,784	40%	4%	83%	78%
Color(2)	$1,515	$1,365	11%	11%

First quarter 2010 total revenues increased 33% compared to the first quarter 2009. Our consolidated 2010 results include the results of Affiliated Computer Services, Inc. (“ACS”) since February 5th , 2010, the effective date of the acquisition. On a pro-forma3 basis, first quarter 2010 total revenue grew 5%. Currency had a 3-percentage point positive impact on total revenues in the quarter. Total revenues included the following:

•	40% increase in annuity revenue[1] , or 4% on a pro-forma[3] basis. This included a 2-percentage point positive impact from currency. The components of annuity revenue were as follows:
-

Service, outsourcing and rentals revenue of $2,870 million increased 53% or 2% on a pro-forma[3] basis. This reflects the improvements in outsourcing revenue driven by Business Process Outsourcing and a 2-percentage point positive impact of currency that offset declines in technical service driven by a continued albeit moderating decline in pages. Total digital pages declined 4% while color pages increased 8%.

-

Supplies, paper and other sales of $856 million increased 18% or 15% on a pro-forma[3] basis, with a 3-percentage point positive impact from currency. This growth was driven by channel supplies purchases.

•

7% increase in equipment sales revenue, including a 3-percentage point positive impact from currency. Growth in install activity was partially offset by the impact of product mix and price declines of 5% to 10%.

•	11% increase in color revenue[2], with a 4-percentage point positive impact from currency and reflects:
-	12% increase in color annuity revenue, including a 4-percentage point positive impact from currency. The increase was driven by higher printer supplies purchases and higher page volumes.
-	8% increase in color equipment sales revenue, including a 4-percentage point positive impact from currency and higher installs from new products.

Net Income

First quarter 2010 net loss attributable to Xerox was $42 million, or $0.04 per diluted share. On an adjusted basis, net income attributable to Xerox was $224 million, or $0.18 per diluted share.

First quarter 2009 net income attributable to Xerox was $42 million, or $0.05 per diluted share. On a comparable adjusted basis, net income attributable to Xerox was $73 million, or $0.08 per diluted share.

The adjustments to net income include:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
Reported	$(42)	$(0.04)	$42	$0.05

Adjustments:
Xerox restructuring charge	135	0.11	—	—
Fuji Xerox restructuring charge	22	0.02	22	0.02
Acquisition-related costs	36	0.03	—	—
Amortization of intangible assets	36	0.03	9	0.01
Venezuela devaluation	21	0.02	—	—
Medicare subsidy tax law change	16	0.01	—	—

	266	0.22	31	0.03
Adjusted	$224	$0.18	$73	$0.08

(1)

Annuity revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as revenue associated from outsourcing services. Annuity revenue = Service, outsourcing and rentals + Supplies, paper and other sales + Finance income.

(2)	Color revenues represent a subset of total revenues and exclude Global Imaging Systems (“GIS”) and Affiliated Computer Services (“ACS”) revenues.
(3)

Growth on a pro-forma basis reflects the inclusion of ACS’s estimated results from February 6th through March 31st in 2009. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

Operations Review

	Three Months Ended March 31,
(in millions)	Technology	Services	Other	Total

2010
Total Revenues	$2,483	$1,843	$395	$4,721

Segment Profit (Loss)	$233	$203	$(104)	$332

Segment Margin	9.4%	11.0%	(26.3)%	7.0%

2009
Total Revenues	$2,335	$833	$386	$3,554

Segment Profit (Loss)	$166	$31	$(95)	$102

Segment Margin	7.1%	3.7%	(24.6)%	2.9%

2009 Pro-forma (1)
Total Revenues	$2,335	$1,789	$386	$4,510

Segment Profit (Loss)	$166	$173	$(111)	$228

Segment Margin	7.1%	9.7%	(28.8)%	5.1%

2010 Segment Reporting Change

In 2010, as a result of our acquisition of ACS, we realigned our internal financial reporting structure and began reporting our financial performance based on two primary segments – Technology and Services. The Technology segment represents the combination of our former Production and Office segments excluding the document outsourcing business. The Services segment represents the combination of our document outsourcing business, which includes Xerox’s historic business process services, and ACS’s business process outsourcing and information technology outsourcing businesses. We believe this realignment will help us to better manage our business and view the markets we serve, which are primarily centered around equipment systems and outsourcing services. Our Technology segment operations involve the sale and support of a broad range of document systems from entry level to the high-end. Our Services segment operations involve delivery of a broad range of outsourcing services including document, business processing and IT outsourcing services. Our 2009 segment disclosures have been restated to reflect our new 2010 internal reporting structure. Refer to Note 3, Segment Reporting, in the Condensed Consolidated Financial Statements for descriptions of these segments.

Technology

Our Technology segment includes the sale of document systems and supplies, provision of technical service and financing of products.

Revenue

	Three Months Ended March 31,
(in millions)	2010	2009	Change
Equipment sales	$730	$675	8%
Post sale revenue (2)	1,753	1,660	6%

Total Revenue	$2,483	$2,335	6%

First quarter 2010 Technology revenue of $2,483 million increased 6%, including a 3-percentage point positive impact from currency. Total revenues included the following:

•

8% increase in equipment sales revenue with a 3-percentage point positive impact from currency driven by install growth in entry and mid-range, primarily in our indirect channels and developing markets.

•	6% increase in post sale revenue with a 4-percentage point positive impact from currency driven primarily by growth in supplies.

Segment Profit

First quarter 2010 Technology profit of $233 million increased $67 million from first quarter 2009, predominantly reflecting gross profit flow-through from higher revenue.

Installs

Entry

•	28% increase in installs of A4 black-and-white multifunction devices driven by growth in developing markets.
•	43% increase in installs of A4 color multifunction devices driven by demand for new products.
•	11% decline in installs of color printers due to lower sales to OEM partners.

Mid-Range

•	5% increase in installs of mid-range black-and-white devices driven by growth in developing markets.
•	18% increase in installs of mid-range color devices driven primarily by demand for new products, such as the ColorQubeTM and continued strong demand for the Xerox 700.

High-End

•	14% decline in installs of high-end black-and-white systems, reflecting declines across most product segments.
•	15% increase in installs of high-end color systems reflecting increased installs for the 7002 / 8002 digital presses.

Note: Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. Descriptions of “Entry”, “Mid-Range” and “High-End” can be found in Note 3, Segment Reporting, in the Condensed Consolidated Financial Statements.

Services

Our Services segment comprises three service offerings: Business Process Outsourcing (“BPO”), Document Outsourcing (“DO”) and Information Technology Outsourcing (“ITO”).

Note: First quarter 2010 Services total revenue and profit increased 121% and 555%, respectively, on an actual basis primarily due to the inclusion of ACS in 2010. Since these comparisons are not meaningful, results for the Services segment are primarily discussed below on a pro-forma basis, with ACS’s 2009 estimated results from February 6th through March 31st included in our historical 2009 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

Revenue

First quarter 2010 Services total revenue of $1,843 million increased 121% or 3% on a pro-forma1 basis. Currency had a 1-percentage point positive impact on total revenues in the quarter.

•	BPO had strong pro-forma[1] revenue growth of 8% and represented 44% of total Services revenue.
•

Document outsourcing, which includes managed print services and previous Xerox BPO services, was flat and included a 3-percentage point positive currency impact. Document outsourcing represented 45% of total Services revenue.

•	Information technology outsourcing on a pro-forma[1] basis declined almost 3% and represented 11% of total Services revenue.
•	On a normalized basis, which would include a full quarter of ACS results, we expect that BPO, DO and ITO would represent approximately 50%, 35% and 15% of Services revenue, respectively.

Segment Profit

First quarter 2010 Services profit of $203 million increased 17%, or $30 million on a pro-forma1 basis, from first quarter 2009 driven by BPO volume growth including new BPO contract implementations and prior DO expense actions to more appropriately align its business model.

Metrics

Pipeline

Our BPO and ITO sales pipeline grew 3% over the first quarter 2009. This sales pipeline includes the Total Contract Value (“TCV”) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million. The DO pipeline grew approximately 8% over first quarter 2009. The DO pipeline includes all active deals with $10 million or greater in TCV. In addition to these pipelines, we are pursuing synergy opportunities as a result of our expanded services business.

Signings

Signings (“Signings”) are defined as estimated future revenues from contracts signed during the period including renewals. Services signings were strong with an estimated $3.9 billion in TCV for the quarter. Combined with the previous three quarters, the trailing twelve month growth was 5% as compared to the comparable prior year period.

•	BPO Signings of $2.9 billion TCV.
•	DO Signings of $0.6 billion TCV.
•	ITO Signings of $0.4 billion TCV.

Signings growth was driven by strong signings in our Medicaid business. We also signed significant new business in the following businesses:

•	Child support payment processing.
•	Transportation.
•	Commercial healthcare.

TCV is estimated total revenue for future contracts for pipeline or signed contracts for Signings as applicable.

Other

Revenue

First quarter 2010 Other revenue of $395 million increased 2%, including a 3-percentage point positive impact from currency and an increase in revenue from Paper. Paper comprised approximately 60% of the first quarter 2010 and 2009 Other segment revenue.

Segment Profit

First quarter 2010 Other loss of $104 million increased $9 million from first quarter 2009, driven primarily by higher interest expense.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended March 31,
	2010	2009	Change	Pro-forma(1) Change
Sales	35.5%	32.8%	2.7 pts	2.8 pts
Service, outsourcing and rentals	34.8%	41.5%	(6.7) pts	(0.5) pts
Financing income	63.0%	61.7%	1.3 pts	1.3 pts
Total Gross Margin	36.1%	38.9%	(2.8) pts	0.6 pts

Note: First quarter 2010 gross margin in total and for service, outsourcing and rentals decreased 2.8 percentage points and 6.7 percentage points, respectively, on an actual basis primarily due to the ACS acquisition. ACS, as a typical services based company, had a lower gross margin as compared to a technology based company, which Xerox typified before the acquisition. Since actual comparisons are not meaningful, gross margins are primarily discussed below on a pro-forma basis, with ACS’s 2009 estimated results from February 6th through March 31st included in our historical 2009 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

First quarter 2010 total gross margin of 36.1% decreased 2.8-percentage points, and increased 0.6-percentage points compared to the first quarter 2009 on a pro-forma1 basis. The pro-forma increase was driven by cost improvements and favorable year-over-year transaction currency, which more than offset the impact of price declines.

Sales gross margin increased 2.7-percentage points and increased 2.8-percentage points compared to the first quarter 2009 on a pro-forma1 basis. Sales gross margin benefited from an increased proportion of higher margin supplies purchases and favorable transaction currency. Cost improvements essentially offset the impact of price declines.

Service, outsourcing and rentals margin decreased 6.7-percentage points, and decreased 0.5-percentage points compared to the first quarter 2009 on a pro-forma1 basis. This pro-forma decline was driven by price declines and mix of 1.2-percentage points only partially offset by cost improvements and favorable year-over-year transaction currency.

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended March 31,
	2010	2009	Change	Pro-forma(1) Change
RD&E % Revenue	4.3%	5.7%	(1.4) pts	(0.2) pts
R&D	$173	$175	$(2)	(2)
Sustaining engineering	32	29	3	3

Total RD&E Expenses	$205	$204	$1	1

We invest in technological research and development, particularly in color, software and services. We believe that our R&D spending is sufficient to remain technologically competitive. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended March 31,
	2010	2009	Change	Pro-forma(1) Change
Total SAG	$1,099	$1,004	$95	$18
SAG % Revenue	23.3%	28.2%	(4.9) pts	(0.7) pts

Note: First quarter 2010 SAG as a percent of revenue decreased 4.9-percentage points on an actual basis primarily due to the ACS acquisition. ACS, as a typical services based company, had lower SAG as a percent of revenue as compared to a technology based company, which Xerox typified before the acquisition. Since actual comparisons are not meaningful, SAG is primarily discussed below on a pro-forma basis, with ACS’s 2009 estimated results from February 6th through March 31st included in our historical 2009 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

SAG expenses of $1,099 million in the first quarter 2010 were $95 million higher than the first quarter 2009 and $18 million higher on a pro-forma1 basis, both including a $32 million unfavorable impact from currency. The pro-forma SAG expense increase reflects the following:

•	$11 million increase in selling expenses, reflecting unfavorable currency and increased demand generation advertising that offset the benefits from restructuring and productivity improvements.
•	$21 million increase in general and administrative expenses, reflecting unfavorable currency that offset the benefits from restructuring and operational improvements.
•	$14 million decrease in bad debt expenses to $56 million, reflecting an improving write-off trend. 2010 first quarter bad debt expense continues to remain less than one percent of receivables.

Restructuring and Asset Impairment Charges

During the first quarter 2010, we recorded $195 million of net restructuring and asset impairment charges which included $183 million of severance costs related to headcount reductions of approximately 2,300 employees, lease termination and asset impairment charges of $18 million and $6 million of net reversals primarily due to changes in estimated reserves from prior year initiatives. The first quarter actions applied about equally to North America and Europe, with approximately 10% related to our developing market countries. Of these actions, approximately 45% were focused on gross margin improvements, 30% on SAG reductions and 25% on the optimization of RD&E investments. Charges related to the restructuring or integration of ACS and Xerox operations were not material during the quarter. We expect to incur an additional $85 million over the remainder of the year for restructuring actions which have not yet been finalized. We expect to realize savings in 2010 of approximately $140 million for our restructuring actions.

The restructuring reserve balance as of March 31, 2010 for all programs was $246 million, of which approximately $227 million is expected to be spent over the next twelve months. Refer to Note 7, Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Acquisition-related Costs

Costs of $48 million were incurred during the first quarter 2010 in connection with our acquisition of ACS. These costs include $42 million of transaction costs, which represent external costs directly related to completing the acquisition of ACS and primarily include expenditures for investment banking, legal, accounting and other similar services. Legal costs also include costs associated with the on-going litigation by ACS’s shareholders regarding the acquisition and are expected to continue to be incurred until resolution of these cases. The remainder of the acquisition-related costs represents external incremental costs directly related to the integration of ACS and Xerox. These costs include expenditures for consulting, systems integration and corporate communication services.

Amortization of Intangible Assets

During the first quarter 2010, we recorded $57 million of expense related to the amortization of intangibles assets, which is $43 million higher than first quarter 2009. The increase primarily reflects the amortization of intangibles associated with our acquisition of ACS. As a result of the ACS acquisition, amortization of acquired intangibles for 2010 is expected to be approximately $250 million higher than the prior year. Refer to Note 4, Acquisitions, in the Condensed Consolidated Financial Statements for additional information regarding the ACS acquisition.

Worldwide Employment

Worldwide employment of 130,100 at March 31, 2010 increased approximately 76,500 from December 31, 2009, primarily due to additional headcount acquired as a result of the ACS acquisition.

Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2010	2009
Non-financing interest expense	$89	$61
Interest income	(5)	(5)
Gains on sales of businesses and assets	(2)	(2)
Currency losses, net	22	20
Litigation matters	—	2
All Other expenses, net	6	7

Total Other Expenses, Net	$110	$83

Non-Financing Interest Expense

First quarter 2010 non-financing interest expense of $89 million was $28 million higher than first quarter 2009 due to higher debt balances as a result of our $2 billion Senior Note offering used to finance the acquisition of ACS.

Currency Losses, Net

In January 2010, Venezuela announced a devaluation of the Bolivar to an official rate of 4.30 Bolivars to the dollar for our products. As a result of this devaluation, we recorded a currency loss of $21 million in the first quarter of 2010 for the re-measurement of our net Bolivar denominated monetary assets. First quarter 2009 currency losses were primarily due to the significant movement in exchange rates among the U.S. Dollar, Euro and Yen during the quarter, as well as the increased cost of hedging, particularly in developing markets.

Income Taxes

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported	$(10)	$22	(220.0)%	$78	$19	24.4%

Adjustments:
Xerox restructuring charge	195	60		—	—
Acquisition-related costs	48	12		—	—
Amortization of intangible assets	57	22		14	5
Venezuela devaluation	21	—		—	—
Medicare subsidy tax law change(3)	—	(16)		—	—

Adjusted	$311	$100	32.2%	$92	$24	26.1%

First quarter 2010 effective tax rate was (220.0)%. On an adjusted basis, first quarter 2010 tax rate was 32.2%4, which was lower than the U.S. statutory tax rate primarily due to tax benefits associated with the geographical mix of income before taxes and the related tax rates in those jurisdictions and the re-measurement of certain unrecognized tax positions partially offset by the incremental U.S. tax cost on foreign income.

First quarter 2009 effective tax rate was 24.4%. On an adjusted basis, first quarter 2009 tax rate was 26.1%4, which was lower than the U.S. statutory tax rate primarily due to the geographical mix of income before taxes and the related tax rates in those jurisdictions.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the geographical mix of income and the related tax rates in those jurisdictions and available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.

We anticipate that our effective tax rate for the remaining quarters of 2010 will be approximately 32%, excluding the effects of any discrete events.

Equity in Net Loss of Unconsolidated Affiliates

Equity in net loss of unconsolidated affiliates of $2 million improved $8 million compared to first quarter 2009, which reflects our 25% share of Fuji Xerox’s higher net income driven by higher revenue and cost improvements. First quarter 2010 include charges of $22 million related to our share of Fuji Xerox after-tax restructuring and was equal to first quarter 2009 charges.

(1)

Results are discussed primarily on a pro-forma basis and include ACS’s estimated results from February 6th through March 31st in 2009 since actual comparisons against the prior year are not meaningful. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

(2)	Post sale revenue is a subset of annuity revenue and does not include outsourcing revenue which is reported in our Services segment.
(3)

Medicare Subsidy Tax Law Change - Beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy.

(4)	See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP financial measure.

Capital Resources and Liquidity

Cash Flow Analysis

The following table summarizes our cash and cash equivalents for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in millions)	2010	2009	Change
Net cash provided by operating activities	$375	$22	$353
Net cash used in investing activities	(1,566)	(207)	(1,359)
Net cash used in financing activities	(1,565)	(482)	(1,083)
Effect of exchange rate changes on cash and cash equivalents	(33)	(13)	(20)

Decrease in cash and cash equivalents	(2,789)	(680)	(2,109)
Cash and cash equivalents at beginning of period	3,799	1,229	2,570

Cash and Cash Equivalents at End of Period	$1,010	$549	$461

Cash Flows from Operating Activities

Net cash provided by operating activities was $375 million in the first quarter 2010 reflecting the inclusion of ACS as well as $75 million of cash outflows for acquisition-related costs. The $353 million increase in cash from first quarter 2009 was primarily due to the following:

•

$337 million increase due to higher accounts payable and accrued compensation primarily related to the timing of accounts payable payments, as well as increased compensation, benefit and other accruals.

•	$173 million increase in pre-tax income before restructuring, amortization of purchased intangibles and the Venezuelan currency devaluation.
•	$71 million increase primarily from the settlement of derivative contracts.
•	$48 million increase due to lower restructuring payments for previously reported actions.
•	$28 million increase due to the absence of payments for the settlement of securities-related litigation.
•	$18 million increase due to higher net run-off of finance receivables.
•	$364 million decrease from higher accounts receivables due to higher revenues, the timing of revenue in the quarter and lower sales of receivables as compared to fourth quarter 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,566 million in the first quarter 2010. The $1,359 million decrease in cash from first quarter 2009 was primarily due to the 2010 acquisitions of ACS for $1,495 million and IBS for $29 million as compared to $145 million for GIS’s acquisition of ComDoc, Inc. in 2009.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,565 million in the first quarter 2010. The $1,083 million decrease in cash from first quarter 2009 was primarily due to the following:

•

First quarter 2010 reflects the repayment of $1,733 million of ACS’s debt and $14 million of debt issuance costs for the Bridge Loan Facility commitment, which was terminated in December 2009. These payments were offset by net proceeds of $100 million from borrowings under the Credit Facility and net proceeds of $8 million on other debt. First quarter 2009 reflects the repayment of 2009 Senior Notes of $879 million, net proceeds of $503 million from borrowings under the Credit Facility and net payments of $41 million primarily for foreign short-term borrowings.

•	$115 million increase due to proceeds from the issuance of common stock primarily as a result of the exercise of stock options issued under the former ACS plan.

ACS Acquisition

On February 5, 2010, we acquired all of the outstanding equity of ACS in a cash-and-stock transaction, valued at approximately $6.2 billion, net of cash acquired. The table below details the consideration transferred to acquire ACS:

(in millions)	February 5, 2010
Xerox common stock issued	$4,149
Cash consideration, net of cash acquired	1,495
Value of exchanged stock options	168
Series A convertible preferred stock	349

Net Consideration – cash/non-cash	$6,161

Refer to Note 4, Acquisitions, in the Condensed Consolidated Financial Statements for additional information regarding the ACS acquisition.

Customer Financing Activities

The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2010	December 31, 2009
Total Finance receivables, net (1)	$6,735	$7,027
Equipment on operating leases, net	528	551

Total Finance Assets, net	$7,263	$7,578

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The reduction of $315 million in Total finance assets, net includes unfavorable currency of $149 million.

Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in Total Finance assets, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2010	December 31, 2009
Financing debt (1)	$6,355	$6,631
Core debt	3,609	2,633

Total Debt	$9,964	$9,264

(1)

Financing debt includes $5,893 million and $6,149 million as of March 31, 2010 and December 31, 2009, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes our debt as of March 31, 2010 and December 31, 2009:

(in millions)	March 31, 2010	December 31, 2009
Principal debt balance	$9,791	$9,122
Net unamortized discount	1	(11)
Fair value adjustments	172	153

Total Debt	9,964	9,264
Less: Current maturities and short-term debt	(1,296)	(988)

Total Long-term Debt	$8,668	$8,276

Sales of Accounts Receivables

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell, on an on-going basis, certain accounts receivable without recourse to third-parties. The accounts receivables sold are generally short-term trade receivables with a payment due date of less than 60 days. Accounts receivables sales for the first quarter 2010 and 2009 were as follows:

	Three Months Ended March 31,
(in millions)	2010	2009
Accounts receivable sales	$477	$237
Fees associated with sales	4	2
Prior quarter accounts receivable sales	606	246
Estimated (decrease) increase on operating cash flows(1)	(124)	8

(1)	Generally represents the difference between current and prior quarter receivable sales.

Liquidity and Financial Flexibility

We manage our worldwide liquidity using internal cash management practices, which are subject to (1) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (2) the legal requirements of the agreements to which we are a party and (3) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.

We are currently rated investment grade by all major rating agencies. As of March 31, 2010, the ratings were as follows:

	Senior Unsecured Debt	Outlook
Moody’s	Baa2	Stable

Standard & Poors	BBB-	Stable

Fitch	BBB	Negative

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and access to capital markets. Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access to financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The following is a discussion of our liquidity position as of March 31, 2010:

•

As of March 31, 2010, total cash and cash equivalents was $1.0 billion and our borrowing capacity under our Credit Facility was $1.9 billion, reflecting $100 million of outstanding borrowings and no letters of credit.

•

Cash flows from operations were $375 million for the three month’s ended March 31, 2010. Over the past two years we have consistently delivered strong cash flow from operations, driven by the strength of our annuity based revenue model. Cash flows from operations were $2,208 million and $939 million for the years ended December 31, 2009 and 2008, respectively.

•	Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q2 2010	$975
Q3 2010	279
Q4 2010	8
2011	824
2012	1,116
2013	1,065
2014	820
2015	1,251
2016	951
2017	501
2018	1,001
2019 and thereafter	1,000

Total	$9,791

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

In connection with our acquisition of ACS, we assumed liabilities under contractual obligations and commercial commitments as noted in the following table as of March 31, 2010:

	2010	2011	2012	2013	2014	2015 and Thereafter	Total
Contractual Cash Obligations:
Long-term debt, including capital lease obligations (1)	$272	$21	$15	$4	$1	$262	$575
Minimum operating lease commitments	430	266	148	81	52	88	1,065

Total Contractual Cash Obligations	$702	$287	$163	$85	$53	$350	$1,640

Other Commercial Commitments(2):
Surety bonds	$527	$129	$3	$3	$—	$5	$667
Letters of credit	28	40	—	—	—	—	68

Total Other Commercial Commitments	$555	$169	$3	$3	$—	$5	$735

(1)	Principal portion only.
(2)

Certain contracts, primarily governmental, require surety bonds or letters of credit as a guarantee of performance. Refer to Note 13, Contingencies in the Condensed Consolidated Financial Statements for additional information.

Financial Risk Management

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Yen, Euro, and Pound Sterling. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

Non-GAAP Financial Measures

We have reported our financial results in accordance with generally accepted accounting principles (“GAAP”). In addition, we have discussed the non-GAAP measures described below. A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below.

These non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.

Adjusted Earnings Measures

To better understand the trends in our business and the impact of the ACS acquisition, we believe it is necessary to adjust the following amounts determined in accordance with GAAP to exclude the effects of the certain items as well as their related income tax effects:

•	Net income and Earnings per share (“EPS”) – first quarter actual and EPS guidance for second quarter and full-year 2010,
•	Effective tax rate.

The above have been adjusted for the following items:

•

Restructuring and asset impairment charges (including those incurred by Fuji Xerox): Restructuring and asset impairment charges consist of costs primarily related to severance and benefits for employees terminated pursuant to formal restructuring and workforce reduction plans. We exclude these charges because we believe that these historical costs do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of our current or past operating performance. In addition, such charges are inconsistent in amount and frequency. Such charges are expected to yield future benefits and savings with respect to our operational performance.

•

Acquisition-related costs: We incurred significant expenses in connection with our acquisition of ACS which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. Acquisition-related costs include transaction and integration costs, which represent external incremental costs directly related to completing the acquisition and the integration of ACS and Xerox. We believe it is useful for investors to understand the effects of these costs on our total operating expenses.

•

Amortization of intangible assets: The amortization of intangible assets is driven by our acquisition activity which can vary in size, nature and timing as compared to other companies within our industry and from period to period. Accordingly, due to the incomparability of acquisition activity among companies and from period to period, we believe exclusion of the amortization associated with intangible assets acquired through our acquisitions allows investors to better compare and understand our results. The use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.

•

Other discrete, unusual or infrequent costs and expenses: In addition, we have also excluded the following additional items given the discrete, unusual or infrequent nature of these items on our results of operations for the period – 1) Venezuela devaluation and 2) Medicare subsidy tax law change (income tax effect only).

Net Income and EPS reconciliation:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
Reported	$(42)	$(0.04)	$42	$0.05

Adjustments:
Xerox restructuring charge	135	0.11	—	—
Fuji Xerox restructuring charge	22	0.02	22	0.02
Acquisition-related costs	36	0.03	—	—
Amortization of intangible assets	36	0.03	9	0.01
Venezuela devaluation	21	0.02	—	—
Medicare subsidy tax law change	16	0.01	—	—

	266	0.22	31	0.03
Adjusted	$224	$0.18	$73	$0.08

Effective Tax reconciliation:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported	$(10)	$22	(220.0)%	$78	$19	24.4%

Adjustments:
Xerox restructuring charge	195	60		—	—
Acquisition-related costs	48	12		—	—
Amortization of intangible assets	57	22		14	5
Venezuela devaluation	21	—		—	—
Medicare subsidy tax law change	—	(16)		—	—

Adjusted	$311	$100	32.2%	$92	$24	26.1%

Pro-forma Basis

To better understand the trends in our business, we discuss our 2010 operating results by comparing them against adjusted 2009 results which include ACS historical results for the comparable period. ACS is included in our 2010 results since the date of acquisition February 5, 2010 through March 31, 2010. Accordingly, we have included ACS’s 2009 estimated results for the comparable period February 6, 2009 through March 31, 2009 in our reported 2009 results. We refer to comparisons against these adjusted 2009 results as “pro-forma” basis comparisons. ACS 2009 historical results have been adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, certain non-recurring product sales and other material non-recurring costs associated with the acquisition. We believe comparisons on a pro-forma basis are more meaningful than the actual comparisons given the size and nature of the ACS acquisition. We believe the pro-forma basis comparisons allow investors to have better understanding and additional perspective of the expected trends in our business as well as the impact of the ACS acquisition on the Company’s operations.

Management believes that these non-GAAP financial measures provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Pro-forma:

	Three Months Ended March 31,
Total Xerox	As Reported 2010	As Reported 2009	Pro-forma 2009 (1)	Change	Pro-forma Change
Revenue Category:
Equipment sales	$822	$770	$770	7%	7%
Supplies, paper and other	856	724	747	18%	15%

Sales	1,678	1,494	1,517	12%	11%
Service, outsourcing and rentals	2,870	1,880	2,813	53%	2%
Finance income	173	180	180	(4)%	(4)%

Total Revenues	$4,721	$3,554	$4,510	33%	5%

Service, outsourcing and rentals	$2,870	$1,880	$2,813	53%	2%
Add: Finance income	173	180	180
Add: Supplies, paper and other sales	856	724	747

Annuity Revenue	$3,899	$2,784	$3,740	40%	4%

Gross Profit:
Sales	$596	$490	$496
Service, outsourcing and rentals	999	780	993
Financing income	109	111	111

Total	$1,704	$1,381	$1,600

Gross Margin:
Sales	35.5%	32.8%	32.7%	2.7 pts	2.8 pts
Service, outsourcing and rentals	34.8%	41.5%	35.3%	(6.7) pts	(0.5) pts
Financing income	63.0%	61.7%	61.7%	1.3 pts	1.3 pts
Total	36.1%	38.9%	35.5%	(2.8) pts	0.6 pts

RD&E	$205	$204	$204
RD&E % Revenue	4.3%	5.7%	4.5%	(1.4) pts	(0.2) pts

SAG	$1,099	$1,004	$1,081
SAG % Revenue	23.3%	28.2%	24.0%	(4.9) pts	(0.7) pts

(1)

Pro-forma reflects ACS’s 2009 estimated results from February 6th through March 31st in 2009 adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, certain non-recurring product sales and other material non-recurring costs associated with the acquisition.

Services Segment:

	Three Months Ended March 31,
(in millions)	As Reported 2010	As Reported 2009	Pro-forma 2009 (1)	Change	Pro-forma Change
Document Outsourcing	$831	$833	$833	—	—
Business Processing Outsourcing (2)	813	—	751	*	8%
Information Technology Outsourcing	199	—	205	*	(3)%

Total Revenue - Services	$1,843	$833	$1,789	121%	3%

Segment Profit - Services	$203	$31	$173	*	17%

Segment Margin - Services	11.0%	3.7%	9.7%

*	Percent change not meaningful.
(1)

Pro-forma reflects ACS’s 2009 estimated results from February 6th through March 31st in 2009 adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, certain non-recurring product sales and other material non-recurring costs associated with the acquisition.

(2)	BPO does not include at this time historic Xerox BPO services, those are included in Document Outsourcing.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Financial Risk Management” of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

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

During the quarter ended March 31, 2010, the Company completed its purchase of Affiliated Computer Services, Inc. (“ACS”). Although management believes appropriate internal controls and procedures have been maintained, ACS' controls and procedures for the recording, processing, and summarizing of financial information have not been fully evaluated by the Company's management as of March 31, 2010. There were no other changes in the Company’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The information set forth under Note 13-Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A	RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2009 Annual Report. The Risk Factors remain applicable from our 2009 Annual Report, with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of March 31, 2010, we had $9,964 million of total debt and a $649 million liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $7.3 billion at March 31, 2010. The total cash and cash equivalents was $1.0 billion at March 31, 2010. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations and funding from third parties. As of March 31, 2010, total cash and cash equivalents was $1.0 billion, and our borrowing capacity under our Credit Facility was $1.9 billion, reflecting $100 million outstanding borrowings. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. At March 31, 2010, we were in full compliance with the covenants and other provisions of the Credit Facility and the senior notes. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2010

During the quarter ended March 31, 2010, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Semi-Annual Director Fees

(a)	Securities issued on January 15, 2010: Registrant issued 40,445 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.
(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $8.84 per DSU (aggregate price $357,534), based upon the market value on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Dividend Equivalent

(a)	Securities issued on January 31, 2010: Registrant issued 1,694 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.
(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter and to a retired Director, Vernon E. Jordan, Jr.

(c)

The DSUs were issued at a deemed purchase price of $8.55 per DSU (aggregate price $14,484), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2010

Repurchases of Xerox Common Stock, par value $1.00 per share include the following:

Board Authorized Share Repurchase Programs:

We did not purchase Common stock during the first quarter of 2010.

Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $2.9 billion has been used through March 31, 2010. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs (1) :

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
January 1 through 31	13,349	$8.46	n/a	n/a
February 1 through 28	346	8.92	n/a	n/a
March 1 through 31	4,533	9.80	n/a	n/a

Total	18,228		n/a	n/a

(1)

These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

ITEM 5	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

A special meeting of shareholders of Xerox Corporation was duly called and held on February 5, 2010 at Xerox corporate headquarters, 45 Glover Avenue, Norwalk, Connecticut. The matter that was voted upon at the meeting and the number of votes cast are as follows:

Proposal I

To approve the issuance of shares of Xerox common stock required to be issued to Affiliated Computer Services, Inc. (“ACS”) stockholders pursuant to the Agreement and Plan Merger, dated as of September 27, 2009, among Xerox Corporation, Boulder Acquisition Corp. and ACS, as amended.

For	665,597,663	96.69%
Against	21,200,120	3.08%
Abstain	1,563,287	0.23%
Non-votes	0	0%

ITEM 6	EXHIBITS

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008. Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 3, 2010.

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(f)(7)	Amendment No. 6 dated March 10, 2010 to Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through February 12, 2008.

10(v)	Senior Executive Agreement dated September 27, 2009 among Affiliated Computer Services, Inc., Registrant and Lynn Blodgett.

Incorporated by reference to Exhibit 10.2 to ACS’s Current Report on Form 8-K dated September 27, 2009.

10(w)	1997 Stock Incentive Plan of Affiliated Computer Services, Inc.

Incorporated by reference to Appendix D to ACS’s Joint Proxy Statement on Schedule 14A, filed November 14, 1997.

10(x)	Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004.

Incorporated by reference to Exhibit 4.6 to ACS’s Registration Statement on Form S-8, filed December 6, 2005.

10(y)	Amended and Restated 2007 Equity Incentive Plan of Affiliated Computer Services, Inc.

Incorporated by reference to Exhibit 10.1 to ACS’s Current Report on Form 8-K filed August 21, 2009.

10(z)	Affiliated Computer Services, Inc. Senior Executive Annual Incentive Plan.

Incorporated by reference to Exhibit A to ACS’s Proxy Statement on Schedule 14A, filed April 14, 2009.

10(aa)	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended.

Incorporated by reference to Exhibit 10.15 to ACS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10(bb)	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended.

Incorporated by reference to Exhibit 10.15 to ACS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 3, 2010

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008. Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 3, 2010.

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(f)(7)	Amendment No. 6 dated March 10, 2010 to Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through February 12, 2008.

10(v)	Senior Executive Agreement dated September 27, 2009 among Affiliated Computer Services, Inc., Registrant and Lynn Blodgett.

Incorporated by reference to Exhibit 10.2 to ACS’s Current Report on Form 8-K dated September 27, 2009.

10(w)	1997 Stock Incentive Plan of Affiliated Computer Services, Inc.

Incorporated by reference to Appendix D to ACS’s Joint Proxy Statement on Schedule 14A, filed November 14, 1997.

10(x)	Amendment No.1 to Affiliated Computer Services, Inc. 1997 Stock Incentive Plan, dated as of October 28, 2004.

Incorporated by reference to Exhibit 4.6 to ACS’s Registration Statement on Form S-8, filed December 6, 2005 Proxy.

10(y)	Amended and Restated 2007 Equity Incentive Plan of Affiliated Computer Services, Inc.

Incorporated by reference to Exhibit 10.1 to ACS’s Current Report on Form 8-K filed August 21, 2009.

10(z)	Affiliated Computer Services, Inc. Senior Executive Annual Incentive Plan.

Incorporated by reference to Exhibit A to ACS’s Proxy Statement on Schedule 14A, filed April 14, 2009.

10(aa)	Affiliated Computer Services, Inc. 401(k) Supplemental Plan, effective as of July 1, 2000, as amended.

Incorporated by reference to Exhibit 10.15 to ACS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

10(bb)	Affiliated Computer Services, Inc. Executive Benefit Plan, effective as of January 1, 2002, as amended.

Incorporated by reference to Exhibit 10.15 to ACS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase