Form 10-Q
period 2010-06-30
XEROX CORP
filed 2010-08-02
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Class	Outstanding at June 30, 2010
Common Stock, $1 par value	1,383,046,977 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the unprecedented volatility in the global economy; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations, including savings from restructuring actions; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; the risk that we may not realize all of the anticipated benefits from the acquisition of Affiliated Computer Services, Inc.; our ability to recover capital investments; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

2	Xerox 2010 Form 10-Q

XEROX CORPORATION

FORM 10-Q

June 30, 2010

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

3	Xerox 2010 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2010	2009	2010	2009
Revenues
Sales	$1,791	$1,602	$3,469	$3,096
Service, outsourcing and rentals	3,553	1,951	6,423	3,831
Finance income	164	178	337	358

Total Revenues	5,508	3,731	10,229	7,285

Costs and Expenses
Cost of sales	1,172	1,065	2,254	2,069
Cost of service, outsourcing and rentals	2,359	1,100	4,230	2,200
Equipment financing interest	61	68	125	137
Research, development and engineering expenses	194	202	399	406
Selling, administrative and general expenses	1,163	1,013	2,262	2,017
Restructuring and asset impairment charges	11	(1)	206	(3)
Acquisition-related costs	15	—	63	—
Amortization of intangible assets	85	15	142	29
Other expenses, net	128	72	238	155

Total Costs and Expenses	5,188	3,534	9,919	7,010

Income before Income Taxes and Equity Income	320	197	310	275
Income tax expense	112	59	134	78
Equity in net income (loss) of unconsolidated affiliates	28	9	26	(1)

Net Income	236	147	202	196
Less: Net income attributable to noncontrolling interests	9	7	17	14

Net Income Attributable to Xerox	$227	$140	$185	$182

Basic Earnings per Share	$0.16	$0.16	$0.14	$0.21
Diluted Earnings per Share	$0.16	$0.16	$0.14	$0.21

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	Xerox 2010 Form 10-Q

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$1,082	$3,799
Accounts receivable, net	2,974	1,702
Billed portion of finance receivables, net	210	226
Finance receivables, net	2,183	2,396
Inventories	1,026	900
Other current assets	1,023	708

Total current assets	8,498	9,731
Finance receivables due after one year, net	3,999	4,405
Equipment on operating leases, net	504	551
Land, buildings and equipment, net	1,622	1,309
Investments in affiliates, at equity	1,150	1,056
Intangible assets, net	3,495	598
Goodwill	8,446	3,422
Deferred tax assets, long-term	635	1,640
Other long-term assets	1,665	1,320

Total Assets	$30,014	$24,032

Liabilities and Equity
Short-term debt and current portion of long-term debt	$358	$988
Accounts payable	1,670	1,451
Accrued compensation and benefits costs	830	695
Other current liabilities	1,834	1,327

Total current liabilities	4,692	4,461
Long-term debt	9,259	8,276
Liability to subsidiary trust issuing preferred securities	649	649
Pension and other benefit liabilities	2,023	1,884
Post-retirement medical benefits	970	999
Other long-term liabilities	737	572

Total Liabilities	18,330	16,841

Series A Convertible Preferred Stock	349	—

Common stock	1,384	871
Additional paid-in capital	6,475	2,493
Retained earnings	5,729	5,674
Accumulated other comprehensive loss	(2,403)	(1,988)

Xerox shareholders’ equity	11,185	7,050
Noncontrolling interests	150	141

Total Equity	11,335	7,191

Total Liabilities and Equity	$30,014	$24,032

Shares of common stock issued and outstanding	1,383,047	869,381

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	Xerox 2010 Form 10-Q

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net income	$236	$147	$202	$196
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	279	168	520	337
Provision for receivables	43	78	93	146
Provision for inventory	8	13	17	29
Net loss (gain) on sales of businesses and assets	1	(7)	(1)	(9)
Undistributed equity in net (income) loss of unconsolidated affiliates	(12)	(4)	(9)	6
Stock-based compensation	30	14	57	31
Provision for litigation, net	36	—	36	—
Payments for litigation, net	(36)	—	(36)	(28)
Restructuring and asset impairment charges	11	(1)	206	(3)
Payments for restructurings	(55)	(78)	(94)	(165)
Contributions to pension benefit plans	(30)	(31)	(63)	(59)
Decrease (increase) in accounts receivable and billed portion of finance receivables	62	138	(135)	305
Collections of deferred proceeds from sales of receivables	42	—	42	—
(Increase) decrease in inventories	(61)	187	(198)	82
Increase in equipment on operating leases	(64)	(64)	(122)	(127)
Decrease in finance receivables	70	118	201	231
(Increase) decrease in other current and long-term assets	(8)	27	13	44
Increase (decrease) in accounts payable and accrued compensation	18	(105)	187	(273)
Decrease in other current and long-term liabilities	(12)	(35)	(66)	(138)
Net change in income tax assets and liabilities	110	32	107	34
Net change in derivative assets and liabilities	(22)	(28)	(4)	(68)
Other operating, net	32	40	100	60

Net cash provided by operating activities	678	609	1,053	631

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(83)	(11)	(134)	(48)
Proceeds from sales of land, buildings and equipment	6	6	25	9
Cost of additions to internal use software	(44)	(28)	(69)	(56)
Acquisitions, net of cash acquired	(4)	—	(1,528)	(145)
Net change in escrow and other restricted investments	(9)	(3)	6	(3)
Other investing	4	—	4	—

Net cash used in investing activities	(130)	(36)	(1,696)	(243)

Cash Flows from Financing Activities:
Net proceeds (payments) on secured financings	1	(15)	(3)	(40)
Net (payments) proceeds on other debt	(396)	151	(2,035)	(266)
Common stock dividends	(60)	(38)	(97)	(75)
Preferred stock dividends	(3)	—	(3)	—
Proceeds from issuances of common stock	2	—	117	—
Repurchases related to stock-based compensation	(2)	(11)	(2)	(11)
Excess tax benefits from stock-based compensation	6	—	10	—
Other financing	(5)	(5)	(9)	(8)

Net cash (used in) provided by financing activities	(457)	82	(2,022)	(400)

Effect of exchange rate changes on cash and cash equivalents	(19)	17	(52)	4

Increase (decrease) in cash and cash equivalents	72	672	(2,717)	(8)
Cash and cash equivalents at beginning of period	1,010	549	3,799	1,229

Cash and Cash Equivalents at End of Period	$1,082	$1,221	$1,082	$1,221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

6	Xerox 2010 Form 10-Q

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

Note 2 – Significant Accounting Policies

Revenue Recognition

As a result of our recent acquisition of Affiliated Computer Services, Inc. (“ACS”), a significant portion of our revenues are derived from service arrangements. The following summary is an update of our accounting policy, as included in our 2009 Annual Report, associated with revenue recognition for service arrangements (refer to Note 5 – Acquisitions for information regarding the ACS acquisition):

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

7	Xerox 2010 Form 10-Q

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

Note 3 – Recent Accounting Pronouncements

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

We adopted these updates effective for our fiscal year beginning January 1, 2010, and are applying them prospectively from that date for new or materially modified arrangements. As described below, the adoption of these updates did not have, nor are they expected to have, a material effect on our financial condition or results of operations.

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

8	Xerox 2010 Form 10-Q

With respect to the new guidance for arrangements with multiple deliverables, we enter into the following revenue arrangements that may consist of multiple deliverables:

•

Bundled arrangements, which typically include both lease deliverables and non-lease deliverables. Lease deliverables include the equipment, financing, maintenance and executory costs. Non-lease deliverables generally consist of supplies and non-maintenance services.

•	Sales of equipment with a related full-service maintenance agreement.

•

Contracts for multiple types of outsourcing services, as well as professional and value-added services. For instance, we may contract for an implementation or development project and also provide services to operate the system over a period of time; or we may contract to scan, manage and store customer documents.

If a deliverable in a multiple-element arrangement is subject to specific guidance, such as leased equipment in our bundled lease arrangements (which is subject to specific leasing guidance) or accessory software (which is subject to software revenue recognition guidance) that deliverable is separated from the arrangement based on its relative selling price (the relative selling price method – see below) and accounted for in accordance with such specific guidance. The remaining deliverables in a multiple-element arrangement are accounted for based on the following guidance.

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

Consideration in a multiple-element arrangement is allocated at the inception of the arrangement to all deliverables on the basis of the relative selling price. When applying the relative selling price method, the selling price for each deliverable is determined using VSOE of the selling price, or TPE of the selling price. If neither VSOE nor TPE of the selling price exists for a deliverable, we will use our best estimate of the selling price for that deliverable.

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

9	Xerox 2010 Form 10-Q

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

In July 2010, the FASB issued ASU 2010-20 which amended Receivables (ASC Topic 310) and requires significantly increased disclosures regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. In addition, this update requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The disclosures are first effective for our 2010 Annual Report. The principal impact from this update will be to require us to report increased disclosures concerning the details of finance receivables and the related provisions and reserves for credit losses.

In May 2010, the FASB issued ASU 2010-19 which amended Foreign Currency (ASC Topic 830). The purpose of this update was to codify the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. We have operations in Venezuela where the U.S. Dollar is the functional currency. In January 2010, Venezuela announced a devaluation of the Bolivar to an official rate of 4.30 Bolivars to the U.S. Dollar for the majority of our products. As a result of this devaluation, we recorded a currency loss of $21 in the first quarter of 2010 for the re-measurement of our net Bolivar denominated monetary assets. During the first half of 2010, the ability to obtain U.S. Dollars remained severely restricted. As a result, we are currently re-measuring our net Bolivar denominated monetary transactions based on rates available in alternative markets. The average rate in the second quarter of 2010 was approximately 7 Bolivars to the U.S. Dollar. The impact of this change in the exchange rate was not material to our results for the quarter or year-to-date periods since we derive less than 0.5% of our total revenues from Venezuela.

Since the filing of our 2009 Annual Report, the FASB issued ASU No. 2010-09 through No. 2010-20. Other than those ASU’s discussed above, these ASUs generally entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

Note 4 – Segment Reporting

Our reportable segments are aligned with how we manage the business and view the markets we serve. In 2010, as a result of our acquisition of ACS, we realigned our internal financial reporting structure. (Refer to Note 5 – Acquisitions for information regarding the ACS acquisition.) We now report our financial performance based on the following two primary reportable segments – Technology and Services. The Technology segment represents the combination of our former Production and Office segments excluding the document outsourcing business, which was previously included in these reportable segments. The Services segment represents the combination of our document outsourcing business, which includes Xerox’s historical business process services, and ACS’s business process outsourcing and information technology (“IT”) outsourcing businesses. We believe this realignment will help us to better manage our business and view the markets we serve, which are primarily centered around equipment systems and outsourcing services. Our Technology segment operations involve the

10	Xerox 2010 Form 10-Q

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

The Services segment comprises three outsourcing service offerings, Document Outsourcing (which includes Managed Print Services and our historical Xerox Business Process Outsourcing services), Business Process Outsourcing and Information Technology Outsourcing. Document outsourcing services include service arrangements that allow customers to streamline, simplify and digitize their document-intensive business processes through automation and deployment of software application and tools and the management of their printing needs. Business process outsourcing services include service arrangements where we manage a customer’s business activity or process. Information technology outsourcing services include service arrangements where we manage a customer’s IT-related activities, such as application management and application development, data center operations or testing and quality assurance.

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

Operating segment revenues and profitability for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Revenue	Profit (Loss)	Revenue	Profit (Loss)
2010
Technology	$2,555	$273	$5,038	$506
Services	2,529	319	4,372	522
Other	424	(93)	819	(197)

Total	$5,508	$499	$10,229	$831

2009
Technology	$2,476	$248	$4,811	$414
Services	850	61	1,683	92
Other	405	(80)	791	(175)

Total	$3,731	$229	$7,285	$331

11	Xerox 2010 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to Pre-tax Income	2010	2009	2010	2009
Segment Profit	$499	$229	$831	$331
Reconciling items:
Restructuring and asset impairment charges	(11)	1	(206)	3
Restructuring charges of Fuji Xerox	(5)	(9)	(27)	(31)
Acquisition-related costs	(15)	—	(63)	—
Amortization of intangible assets	(85)	(15)	(142)	(29)
Venezuelan devaluation	—	—	(21)	—
ACS shareholders litigation settlement	(36)	—	(36)	—
Equity in net (income) loss of unconsolidated affiliates	(28)	(9)	(26)	1
Other	1	—	—	—

Pre-tax Income	$320	$197	$310	$275

Note 5 – Acquisitions

Affiliated Computer Services, Inc.

On February 5, 2010 (the “acquisition date”) we acquired all of the outstanding equity of ACS in a cash-and-stock transaction valued at approximately $6.5 billion. ACS provides business process outsourcing (“BPO”) and information technology (“IT”) services and solutions to commercial and government clients worldwide. ACS delivers a full range of BPO and IT services, as well as end-to-end solutions to the public and private sectors and supports a variety of industries including education, energy, financial, government, healthcare, retail and transportation. ACS’s revenues for the calendar year ended December 31, 2009 were $6.6 billion, and they employed 78,000 people and operated in over 100 countries on the acquisition date.

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

All ACS stock options outstanding at closing were assumed by Xerox and converted into Xerox stock options. ACS stock options issued prior to August 2009, whether or not then vested and exercisable, became fully vested and exercisable in accordance with preexisting change-in-control provisions. ACS stock options issued in August 2009 will continue to vest and become exercisable for Xerox common stock in accordance with their original vesting schedule. For the August 2009 options, the portion of the estimated fair value associated with service prior to the close was recorded as part of the acquisition fair value with the remainder to be recorded as future compensation cost over the remaining vesting period. Each assumed ACS option became exercisable for 7.085289 Xerox common shares for a total of approximately 96,700 thousand shares at a weighted average exercise price of $6.79 per option. The estimated fair value associated with the Xerox options issued in exchange for the ACS options was approximately $222 based on a Black-Scholes valuation model utilizing the assumptions stated below. Approximately $168 of the estimated fair value was recorded as part of the acquisition fair value, and $54 is expected to be expensed over the remaining vesting period which is estimated to be approximately 3.9 years.

Assumptions	Pre-August 2009 Options	August 2009 Options
Strike price	$6.89	$6.33
Expected volatility	37.90%	38.05%
Risk-free interest rate	0.23%	1.96%
Expected term	0.75 years	4.2 years

12	Xerox 2010 Form 10-Q

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

Recording of assets acquired and liabilities assumed: The transaction was accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses. Companies have one year after an acquisition to finalize the purchase accounting.

The following table summarizes the provisional recording of assets acquired and liabilities assumed as of the acquisition date:

February 5, 2010
Assets
Cash and cash equivalents	$351
Accounts receivable	1,368
Other current assets	393
Land, buildings and equipment	416
Intangible assets	3,035
Goodwill	5,111
Other long-term assets	231

Liabilities
Other current liabilities	656
Deferred revenue	161
Deferred tax liability	980
Debt	2,310
Pension liabilities	39
Other long-term liabilities	247

Net Assets Acquired	$6,512

13	Xerox 2010 Form 10-Q

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

Debt: We repaid $1.7 billion of ACS’s debt and assumed an additional $0.6 billion. The following is a summary of the third-party debt assumed and not repaid in connection with the close of the acquisition:

4.70% Senior Notes due June 2010	$250
5.20% Senior Notes due June 2015	250
Capital lease obligations and other debt	64

Principal debt balance	564

Fair value adjustments	13

Total ACS Debt Assumed	$577

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

The following is a summary of the funded position of the assumed ACS plans as of the acquisition date, as well as associated weighted-average assumptions used to determine benefit obligations:

Estimated Fair Value
Projected benefit obligation	$142
Fair value of plan assets	111

Net Funded Status	$(31)

14	Xerox 2010 Form 10-Q

Amounts recognized in the Condensed Consolidated Balance Sheets:

Other long-term assets	$8
Pension liabilities	(39)

Net Amount Recognized	$(31)

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

Contingent consideration: Although there is no contingent consideration associated with our acquisition of ACS, ACS is obligated to make contingent payments in connection with prior acquisitions upon satisfaction of certain contractual criteria. Contingent consideration obligations must be recorded at their respective fair value. The maximum aggregate amount of ACS’s outstanding contingent obligations to former shareholders of acquired entities is approximately $46, of which $11 was recorded representing the estimated fair value of this obligation as of the acquisition date. We made contingent payments of $3 in the second quarter of 2010 which are reflected within investing cash flows in the Condensed Consolidated Statements of Cash Flows.

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

The recorded amounts for assets and liabilities are provisional and subject to change. However, we do not expect that any future adjustments will be material. The following are the major items which are still subject to change:

•

amounts for income tax assets, receivables and liabilities pending the filing of ACS’s pre-acquisition tax returns and the receipt of information from the taxing authorities which may change certain estimates and assumptions used; and

•	allocation of goodwill among reporting units.

15	Xerox 2010 Form 10-Q

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$5,508	$5,417	$10,839	$10,572
Net income – Xerox	227	212	181	319
Basic earnings per-share	0.16	0.15	0.12	0.23
Diluted earnings per-share	0.16	0.15	0.12	0.22

The pro-forma information presented above is different than the pro-forma information provided in ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for the period ended June 30, 2010.

ExcellerateHRO, LLP (“EHRO”)

In July 2010, ACS completed its acquisition of EHRO, a global benefits administration and relocation services provider, for $125 net of cash acquired. This acquisition establishes ACS as one of the worlds largest pension plan administrators and as a leading provider of outsourced health and welfare and relocation services.

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

Note 6 – Sales of Accounts Receivables

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivable without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. The agreements involve the sale of entire groups of accounts receivable for cash. In certain instances a portion of the sales proceeds are held back and deferred until collection of the related receivables by the purchaser. The portion of the sales proceeds held back and deferred is initially recorded at estimated fair value and is subsequently accounted for as a short-term receivable. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows since such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $74 at June 30, 2010. Under most of the agreements, we also continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material at June 30, 2010. Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Accounts receivable sales	$535	$373	$1,012	$611
Deferred proceeds	73	—	115	—
Fees associated with sales	3	3	7	6
Estimated increase (decrease) on operating cash flows(1)	86	111	(68)	135

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of the deferred proceeds and currency.

16	Xerox 2010 Form 10-Q

Note 7 – Inventories

The following is a summary of Inventories by major category:

	June 30, 2010	December 31, 2009
Finished goods	$870	$772
Work-in-process	57	43
Raw materials	99	85

Total Inventories	$1,026	$900

Note 8 – Investment in Affiliates, at Equity

Our equity in net income (loss) of our unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Fuji Xerox	$23	$5	$18	$(7)
Other investments	5	4	8	6

Total Equity in Net Income (Loss) of Unconsolidated Affiliates	$28	$9	$26	$(1)

Fuji Xerox

Equity in net income (loss) of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income (loss) for the six months ended June 30, 2010 and 2009 includes after-tax restructuring charges of $27 and $31, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Summary of Operations:
Revenues	$2,609	$2,252	$5,466	$4,922
Costs and expenses	2,416	2,205	5,239	4,968

Income (loss) before income taxes	193	47	227	(46)
Income tax expense (benefit)	78	26	107	(26)

Net Income (Loss)	115	21	120	(20)
Less: Net income – noncontrolling interests	2	—	2	—

Net Income (Loss) - Fuji Xerox	$113	$21	$118	$(20)

Weighted Average Rate (1)	92.08	97.45	91.34	95.46

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Note 9 – Restructuring Programs

In 2010, we recorded $206 of net restructuring and asset impairment charges, which included $199 of severance costs related to headcount reductions of approximately 2,600 employees, lease termination and asset impairment charges of $19 and $12 of net reversals primarily due to changes in estimated reserves from prior year initiatives. Year-to-date actions applied almost equally to North America and Europe, with approximately 10% related to our developing market countries. Of these actions, approximately 45% were focused on gross margin improvements, 30% on selling, administrative and general expense reductions and 25% on the optimization of RD&E investments. We expect to incur additional restructuring costs of approximately $74 over the remainder of the year for actions and initiatives which have not yet been finalized.

17	Xerox 2010 Form 10-Q

Information related to restructuring program activity during the six months ended June 30, 2010 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(1)	Total
Balance December 31, 2009	$54	$20	$—	$74

Restructuring provision	199	15	4	218
Reversals of prior accruals	(8)	(4)	—	(12)

Net current period charges(2)	191	11	4	206
Charges against reserve and currency	(76)	(3)	(4)	(83)

Balance June 30, 2010	$169	$28	$—	$197

(1)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
(2)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Charges against reserve	$(60)	$(69)	$(83)	$(166)
Asset impairment	—	—	4	—
Effects of foreign currency and other non-cash items	5	(9)	(15)	1

Cash Payments for Restructurings	$(55)	$(78)	$(94)	$(165)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,(1)		Six Months Ended June 30,(1)
	2010	2009	2010	2009
Technology	$7	$(2)	$136	$(4)
Services	2	—	45	—
Other	2	1	25	1

Total Net Restructuring Charges	$11	$(1)	$206	$(3)

(1)	Adjusted to conform to our 2010 segment change. Refer to Note 4, Segment Reporting, for additional information related to segments.

Note 10 – Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense(1)	$153	$131	$306	$261
Interest income(2)	168	184	346	369

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

18	Xerox 2010 Form 10-Q

Note 11 – Financial Instruments

Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. As of June 30, 2010 and December 31, 2009, pay variable/receive fixed interest rate swaps with notional amounts of $2,650 and $2,350 and net asset fair values of $57 and $1, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2010 or 2009.

The following is a summary of our fair value hedges at June 30, 2010:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Notes due 2012	2009	$1,100	$10	4.19%	5.50%	Libor	2012
Senior Notes due 2013	2009	400	11	3.81%	5.65%	Libor	2013
Senior Notes due 2014	2009	750	24	5.87%	8.25%	Libor	2014
Senior Notes due 2015	2010	300	11	1.67%	4.25%	Libor	2015
Senior Notes due 2016	2009	100	1	4.00%	6.40%	Libor	2016

Total		$2,650	$57

Terminated Swaps

During the six months ended June 30, 2010, interest rate swaps that had been designated as fair value hedges of certain debt instruments were terminated. These terminated interest rate swaps had an aggregate notional value of $800. The fair value adjustment of $(21) to the debt instruments is being amortized to interest income over the remaining term of the related notes.

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

19	Xerox 2010 Form 10-Q

Summary of Foreign Exchange Hedging Positions

At June 30, 2010, we had outstanding forward exchange and purchased option contracts with gross notional values of $1.937 billion, which is reflective of the amounts that are normally outstanding at any point during the year.

The following is a summary of the primary hedging positions and corresponding fair values as of June 30, 2010:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability) (1)
Euro/U.S. Dollar	$356	$(14)
U.K. Pound Sterling/Euro	316	19
Japanese Yen/U.S. Dollar	216	9
Japanese Yen/Euro	177	10
Swiss Franc/Euro	140	11
Euro/U.K. Pound Sterling	138	(2)
U.S. Dollar/Euro	130	3
Swedish Krona/Euro	82	1
U.K. Pound Sterling/Swiss Franc	70	(1)
Danish Krone/Euro	52	—
All Other	260	4

Total Foreign Exchange Hedging	$1,937	$40

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at June 30, 2010.

Foreign Currency Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The changes in fair value for these contracts were reported in Accumulated Other Comprehensive Loss and reclassified to Cost of sales and Revenues in the period or periods during which the related inventory was sold to a third party. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net asset fair value of these contracts was $15 and $1 as of June 30, 2010 and December 31, 2009, respectively.

20	Xerox 2010 Form 10-Q

Summary of Derivative Instruments Fair Value

The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$15	$4
Interest rate swaps	Other long-term assets	57	10

	Total Assets	$72	$14

Foreign exchange contracts – forwards	Other current liabilities	$—	$3
Interest rate swaps	Other long-term liabilities	—	9

	Total Liabilities	$—	$12

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$43	$12

Foreign exchange contracts – forwards	Other current liabilities	$18	$12

Summary of Derivatives	Total Derivative Assets	$115	$26
	Total Derivative Liabilities	18	24

	Total Net Derivative Asset	$97	$2

21	Xerox 2010 Form 10-Q

Summary of Derivative Instruments Gains (Losses)

The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized in Income Three Months Ended June 30,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended June 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$55	$(8)	$(55)	$8

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized in Income Six Months Ended June 30,		Hedged Item Gain (Loss) Recognized in Income Six Months Ended June 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$77	$(22)	$(77)	$22

22	Xerox 2010 Form 10-Q

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended June 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended June 30,
	2010	2009		2010	2009
Interest rate contracts	$—	$(3)	Interest expense	$—	$—
Foreign exchange contracts – forwards	16	(5)	Cost of sales	7	(2)

Total Cash Flow Hedges	$16	$(8)		$7	$(2)

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Six Months Ended June 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Six Months Ended June 30,
	2010	2009		2010	2009
Interest rate contracts	$—	$(2)	Interest expense	$—	$—
Foreign exchange contracts – forwards	25	(10)	Cost of sales	11	3

Total Cash Flow Hedges	$25	$(12)		$11	$3

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

The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2010	2009	2010	2009
Foreign exchange contracts – forwards	Other expense - Currency gains (losses), net	$67	$37	$89	$45

During the three months ended June 30, 2010 and 2009, we recorded Currency gains (losses), net of $2 and $(1), respectively. During the six months ended June 30, 2010 and 2009, we recorded Currency gains (losses), net of $(20) and $(21), respectively. Currency gains (losses), net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

23	Xerox 2010 Form 10-Q

Note 12 – Fair Value of Financial Assets and Liabilities

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

	Total Fair Value Measurement June 30, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts-forwards	$58	$—	$58	$—
Interest rate swaps	57	—	57	—
Deferred compensation investments in cash surrender life insurance	64	—	64	—
Deferred compensation investments in mutual funds	27	—	27	—

Total	$206	$—	$206	$—

Liabilities:
Foreign exchange contracts-forwards	$18	$—	$18	$—
Deferred compensation plan liabilities	88	—	88	—

Total	$106	$—	$106	$—

	Total Fair Value Measurement December 31, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts-forwards	$16	$—	$16	$—
Interest rate swaps	10	—	10	—

Total	$26	$—	$26	$—

Liabilities:
Foreign exchange contracts-forwards	$15	$—	$15	$—
Interest rate swaps	9	—	9	—

Total	$24	$—	$24	$—

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

24	Xerox 2010 Form 10-Q

Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,082	$1,082	$3,799	$3,799
Accounts receivable, net	2,974	2,974	1,702	1,702
Short-term debt	358	361	988	1,004
Long-term debt	9,259	9,791	8,276	8,569
Liability to subsidiary trust issuing preferred securities	649	663	649	814

The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short- and Long-term debt, as well as our Liability to subsidiary trust issuing preferred securities, was estimated based on quoted market prices for publicly traded securities or on the current rates offered to us for debt of similar maturities. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Note 13 – Employee Benefit Plans

The components of Net periodic benefit cost and other amounts recognized in Other comprehensive income were as follows:

	Pension Benefits				Retiree Health
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Costs:
Service cost	$42	$41	$88	$85	$2	$2	$4	$4
Interest cost	118	122	238	243	14	16	28	31
Expected return on plan assets	(116)	(126)	(236)	(250)	—	—	—	—
Recognized net actuarial loss	19	7	35	12	—	—	—	—
Amortization of prior service credit	(5)	(6)	(10)	(11)	(7)	(11)	(13)	(21)
Recognized settlement loss	15	13	46	28	—	—	—	—

Net periodic benefit cost	73	51	161	107	9	7	19	14

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Amortization of net prior service credit	5	6	10	11	7	11	13	21
Amortization of net actuarial losses	(34)	(20)	(81)	(40)	—	—	—	—

Total recognized in Other comprehensive income(1)	(29)	(14)	(71)	(29)	7	11	13	21

Total recognized in Net periodic benefit cost and Other comprehensive income	$44	$37	$90	$78	$16	$18	$32	$35

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The amount, net of tax, is included within Note 14, Shareholders’ Equity.

During the six months ended June 30, 2010, we made contributions of $63 and $46 to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $194 to our pension plans and $52 to our other post-retirement benefit plans in 2010 for a total of $257 for pension plans and $98 for other post-retirement benefit plans.

25	Xerox 2010 Form 10-Q

Note 14 – Shareholders’ Equity

(in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL (1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2009	$871	$2,493	$5,674	$(1,988)	$7,050	$141	$7,191
Net income	—	—	185	—	185	17	202
Translation adjustments	—	—	—	(544)	(544)	(1)	(545)
Changes in defined benefit plans(2)	—	—	—	119	119	—	119
Other unrealized gains, net	—	—	—	10	10	—	10

Comprehensive (Loss) Income					$(230)	$16	$(214)

ACS Acquisition(3)	490	3,825	—	—	4,315	—	4,315
Cash dividends declared-common stock(4)	—	—	(121)	—	(121)	—	(121)
Cash dividends declared-preferred stock(5)	—	—	(9)	—	(9)	—	(9)
Stock option and incentive plans	23	150	—	—	173	—	173
Tax benefit on stock option and incentive plans, net	—	7	—	—	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)

Balance at June 30, 2010	$1,384	$6,475	$5,729	$(2,403)	$11,185	$150	$11,335

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL (1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2008	$866	$2,447	$5,341	$(2,416)	$6,238	$120	$6,358
Net income	—	—	182	—	182	14	196
Translation adjustments	—	—	—	452	452	—	452
Changes in defined benefit plans(2)	—	—	—	(156)	(156)	—	(156)
Other unrealized losses, net	—	—	—	(9)	(9)	—	(9)

Comprehensive Income					$469	$14	$483

Cash dividends declared-common stock(4)	—	—	(75)	—	(75)	—	(75)
Stock option and incentive plans	4	14	—	—	18	—	18
Tax loss on stock option and incentive plans, net	—	(21)	—	—	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)

Balance at June 30, 2009	$870	$2,440	$5,448	$(2,129)	$6,629	$128	$6,757

(1)	Refer to the “Accumulated Other Comprehensive Loss (AOCL)” section for additional information.
(2)	Refer to Note 13, Employee Benefit Plans for additional information.
(3)	See Note 5 – Acquisitions for further information.
(4)	Cash dividends declared on common stock of $0.0425 per share in each quarter of 2010 and 2009.
(5)	Cash dividends declared on preferred stock of $12.22 per share in the first quarter of 2010 and $20 per share in the second quarter of 2010.

26	Xerox 2010 Form 10-Q

Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Xerox	$227	$140	$185	$182
Translation adjustments	(236)	726	(544)	452
Changes in defined benefit plans(1)	20	(121)	119	(156)
Other unrealized gains (losses), net	6	(4)	10	(9)

Comprehensive Income (Loss) – Xerox	17	741	(230)	469
Net income attributable to noncontrolling interests	9	7	17	14
Translation adjustments – noncontrolling interests	—	—	(1)	—

Comprehensive Income – Noncontrolling Interests	9	7	16	14

Total Comprehensive Income (Loss)	$26	$748	$(214)	$483

(1)

Includes currency gains of $11 and $53 for the three and six months ended June 30, 2010, respectively, and our share of Fuji Xerox changes in defined benefit plans of $(3) and $33 for the three and six months ended June 30, 2010, respectively. 2009 includes currency losses of $(117) and $(100) for the three and six months ended June 30, 2009, respectively, as well as our share of Fuji Xerox changes in defined benefit plans of $25 and $(31) for the three and six months ended June 30, 2009, respectively.

Preferred Stock

In connection with the acquisition of ACS in February 2010 (see Note 5 – Acquisitions for additional information), we issued 300,000 shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $300 and a fair value of $349 as of the acquisition date to the holder of ACS Class B common stock. The convertible preferred stock pays quarterly cash dividends at a rate of 8 percent per year and has a liquidation preference of $1,000 per share. Each share of convertible preferred stock is convertible at any time, at the option of the holder, into 89.8876 shares of common stock for a total of 26,966 thousand shares (reflecting an initial conversion price of approximately $11.125 per share of common stock and is a 25% premium over $8.90, the average closing price of Xerox common stock over the 7-trading day period ended on September 14, 2009 and the number used for calculating the conversion price in the ACS merger agreement), subject to customary anti-dilution adjustments. On or after the fifth anniversary of the issue date, we have the right to cause, under certain circumstances, any or all of the convertible preferred stock to be converted into shares of common stock at the then applicable conversion rate. The convertible preferred stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Xerox’s common stock, the holder of convertible preferred stock has the right to require us to redeem any or all of the convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends to, but not including the redemption date. The convertible preferred stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is composed of the following as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009
Cumulative translation adjustments	$(1,344)	$(800)
Benefit plans net actuarial losses and prior service credits (1)	(1,071)	(1,190)
Other unrealized gains, net	12	2

Total Accumulated Other Comprehensive Loss	$(2,403)	$(1,988)

(1)	Includes our share of Fuji Xerox.

27	Xerox 2010 Form 10-Q

Note 15 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic Earnings per Share:
Net income attributable to Xerox	$227	$140	$185	$182
Accrued dividends on preferred stock	(6)	—	(9)	—

Adjusted Net Income Available to Common Shareholders	$221	$140	$176	$182

Weighted-average common shares outstanding	1,383,283	870,161	1,265,080	868,782

Basic Earnings per Share	$0.16	$0.16	$0.14	$0.21

Diluted Earnings per Share:
Net income attributable to Xerox	$227	$140	$185	$182
Accrued dividends on preferred stock	(6)	—	(9)	—

Adjusted Net Income Available to Common Shareholders	$221	$140	$176	$182

Weighted-average common shares outstanding	1,383,283	870,161	1,265,080	868,782
Common shares issuable with respect to:
Stock options	14,393	325	12,439	322
Restricted stock and performance shares	18,984	6,448	16,756	8,144
Convertible securities	1,992	1,992	—	—

Adjusted Weighted Average Common Shares Outstanding	1,418,652	878,926	1,294,275	877,248

Diluted Earnings per Share	$0.16	$0.16	$0.14	$0.21

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (shares in thousands):
Stock options	109,790	44,398	111,744	44,401
Restricted stock and performance shares	12,852	8,482	15,080	6,786
Convertible preferred stock	26,966	—	26,966	—
Convertible securities	—	—	1,992	1,992

	149,608	52,880	155,782	53,179

Dividends per common share	$0.0425	$0.0425	$0.0850	$0.0850

Note 16 – Contingencies

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

28	Xerox 2010 Form 10-Q

on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. The total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,164 and $1,225 as of June 30, 2010 and December 31, 2009, respectively, with the decrease primarily related to the favorable resolution of certain cases and currency, partially offset by interest and indexation. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2010 we had $245 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $18 and additional letters of credit of approximately $134. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

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

29	Xerox 2010 Form 10-Q

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

Merger Agreement Between Xerox and Affiliated Computer Services, Inc.: In late September and early October 2009, nine purported class action complaints were filed by ACS shareholders challenging ACS’s proposed merger with Xerox. Two actions were filed in the Delaware Court of Chancery which subsequently were consolidated into one action. Seven actions were filed in state courts in Texas, which subsequently were consolidated into one action in the Dallas County Court at Law No. 3. The operative complaints in the Delaware and Texas actions name as defendants ACS and/or the members of ACS’s board of directors (the “Individual Defendants”) and Xerox Corporation and/or Boulder Acquisition Corp., a wholly owned subsidiary of Xerox (“Boulder”) (ACS, the Individual Defendants, Xerox Corporation and Boulder, collectively, the “Xerox Defendants”). On October 22, 2009, a class of ACS shareholders was certified in the Delaware action. Pursuant to a stipulation entered into by all parties in the Delaware and Texas actions on November 20, 2009, the Texas plaintiffs agreed to stay prosecution of the Texas action until agreed otherwise by the defendants and ordered by the Texas court, and all plaintiffs agreed that any further prosecution of the Delaware and Texas actions, or any claims that could have been brought in those actions, would proceed in the Delaware action.

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

On December 16, 2009, the Delaware court ordered a stipulation between Xerox, ACS and certain Individual Defendants and the plaintiffs in the Delaware action providing, among other things, that in exchange for modifying certain provisions of the merger agreement and other consideration, the plaintiffs would not seek to enjoin any shareholder vote on the closing of the merger, nor take any action for the purpose of preventing or delaying the closing of the merger. On January 20, 2010, the Delaware court ordered a stipulation by all parties in the Delaware action providing, among other things, for a trial to take place May 10-14, 2010 on the claims for damages asserted in the action. On January 29, 2010, defendants moved to dismiss the amended complaint, and on February 8, 2010, plaintiffs moved for partial summary judgment. That motion was fully briefed and argued before the Delaware court on April 5, 2010, and the Delaware court reserved judgment on the motion. All defendants answered the amended complaint, mooting their previously filed motions to dismiss. On April 28, 2010, plaintiffs filed a motion seeking leave to amend and to supplement the amended complaint.

On May 19, 2010, Xerox, ACS, Boulder, and the other defendants and plaintiffs in the Delaware and Texas Actions entered into a Stipulation and Agreement of Compromise and Settlement (“Settlement”) resolving all claims by ACS shareholders arising out of Xerox’s acquisition of ACS, including all claims in the Delaware and Texas Actions. The defendants in the Delaware and

30	Xerox 2010 Form 10-Q

Texas Actions did not admit to any wrongdoing as part of the Settlement, which provides for an aggregate payment of $69 on behalf of all defendants, including a payment of approximately $36 by Xerox, net of expected insurance proceeds. The Settlement is subject to approval by the Delaware court and other conditions. The Delaware court scheduled a Settlement approval hearing for August 24, 2010. In light of the Settlement, the Texas court signed an order continuing to stay the Texas action until such time as the case is placed on the Texas court’s dismissal docket.

Other Contingencies

Certain contracts, primarily those involving public sector customers, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of June 30, 2010, $679 of our outstanding surety bonds and $60 of our outstanding letters of credit secure our performance of contractual obligations with our customers. In addition, approximately $18 of our letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that our capacity in the surety markets as well as under various credit arrangements (including our Credit Facility) is sufficient to allow us to respond to future requests for proposals that require such credit support.

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2010, we serviced a FFEL portfolio of approximately 4.1 million loans with an outstanding principal balance of approximately $55.9 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2010, other current liabilities include reserves which we believe to be adequate.

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

31	Xerox 2010 Form 10-Q

recover the impact of inflation and devaluation. In addition, ACS’s revenues are reflected at actual exchange rates for all periods presented as more than 90% of ACS’s revenue is derived domestically and any currency impact is immaterial. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.

Overview

Results for the three and six months ended June 30, 2010 included revenue growth, operational cost and expense improvements and strong cash performance. We completed the acquisition of Affiliated Computer Services, Inc. (“ACS”) on February 5, 2010, and their results subsequent to that date through June 30, 2010 are included in our results. Total revenue of $5.5 billion and $10.2 billion for the three and six months ended June 30, 2010, respectively, reflects a substantial increase of 48% and 40%, respectively, from the prior year, including a 1% unfavorable and 1% favorable impact from currency, respectively. In order to provide a clearer comparison of our results to the prior year, we are also providing a discussion and analysis on a pro-forma basis, where we include ACS’s 2009 estimated results from February 6 through June 30 in our historical 2009 results. (The pro-forma information included within this MD&A is different than the pro-forma information provided in Note 5 – Acquisitions, in the Condensed Consolidated Financial Statements. The pro-forma information included in Note 5 presents the combined results for 2010 and 2009 as if the acquisition was completed January 1st of each respective year. See the “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure). On a pro-forma3 basis, total revenue for the three and six months ended June 30, 2010 increased 2% and 3%, respectively, with currency having a 1% unfavorable impact on the three month period and no impact on the six month period.

Net income attributable to Xerox for the three and six months ended June 30, 2010 was $227 million and $185 million, respectively, and included $115 million and $380 million, respectively, of after-tax costs and expenses related to restructuring, intangibles amortization, acquisition-related costs and other discrete and usual items. Net income attributable to Xerox for the three and six months ended June 30, 2009 was $140 million and $182 million, respectively, and included $18 million and $49 million, respectively, of similar after-tax costs and expenses.

Cash flow from operations was $1.1 billion for the six months ended June 30, 2010. Cash used in investing activities of $1.7 billion primarily reflects the net cash consideration of $1.5 billion for the ACS acquisition. Cash used in financing activities was $2.0 billion primarily reflecting the repayment of ACS’s debt of $1.7 billion as well as net payments on other debt. Total debt at June 30, 2010 decreased approximately $350 million from March 31, 2010.

32	Xerox 2010 Form 10-Q

Summary Results

Revenues

	Three Months Ended June 30,			Pro-forma(3) % Change	% of Total Revenue
(in millions)	2010	2009	% Change		2010	2009

Revenue:
Equipment sales	$930	$828	12%	12%	17%	22%
Supplies, paper and other	861	774	11%	7%	16%	21%

Sales	1,791	1,602	12%	9%	33%	43%
Service, outsourcing and rentals	3,553	1,951	82%	(1)%	64%	52%
Finance income	164	178	(8)%	(8)%	3%	5%

Total Revenues	$5,508	$3,731	48%	2%	100%	100%

Segments:
Technology	$2,555	$2,476	3%	3%	46%	66%
Services	2,529	850	198%	1%	46%	23%
Other	424	405	5%	5%	8%	11%

Total Revenues	$5,508	$3,731	48%	2%	100%	100%

Memo:
Annuity Revenue (1)	$4,578	$2,903	58%	—%	83%	78%
Color (2)	$1,567	$1,456	8%	8%

	Six Months Ended June 30,			Pro-forma(3) % Change	% of Total Revenue
(in millions)	2010	2009	% Change		2010	2009

Revenue:
Equipment sales	$1,752	$1,598	10%	10%	17%	22%
Supplies, paper and other	1,717	1,498	15%	10%	17%	20%

Sales	3,469	3,096	12%	10%	34%	42%
Service, outsourcing and rentals	6,423	3,831	68%	1%	63%	53%
Finance income	337	358	(6)%	(6)%	3%	5%

Total Revenues	$10,229	$7,285	40%	3%	100%	100%

Segments:
Technology	$5,038	$4,811	5%	5%	49%	66%
Services	4,372	1,683	160%	2%	43%	23%
Other	819	791	4%	4%	8%	11%

Total Revenues	$10,229	$7,285	40%	3%	100%	100%

Memo
Annuity Revenue (1)	$8,477	$5,687	49%	2%	83%	78%
Color (2)	$3,082	$2,821	9%	9%

Second quarter 2010 total revenues increased 48% compared to the second quarter 2009. Our consolidated 2010 results include the results of Affiliated Computer Services, Inc. (“ACS”). On a pro-forma3 basis, second quarter 2010 total revenue grew 2%. Currency had a 1-percentage point negative impact on total revenues in the quarter. Total revenues included the following:

•	58% increase in annuity revenue[1] , or flat on a pro-forma[3] basis. This included a 1-percentage point negative impact from currency. The components of annuity revenue were as follows:
-	Service, outsourcing and rentals revenue of $3,553 million increased 82% and decreased 1% on a pro-forma[3] basis, with a 1-percentage point negative impact from currency. Growth in Business Process

33	Xerox 2010 Form 10-Q

Outsourcing revenue partially offset declines in technical service revenue driven by a continued but moderating decline in pages. Total digital pages declined 4% while color pages increased 9%.
-

Supplies, paper and other sales of $861 million increased 11% or 7% on a pro-forma[3] basis, with a 1-percentage point negative impact from currency. This growth was driven by supplies purchases in developing markets and by our OEM partners.

•

12% increase in equipment sales revenue, including a 2-percentage point negative impact from currency. Growth in install activity was partially offset by the impact of product mix and price declines of 5% to 10%.

•	8% increase in color revenue[2], including a 1-percentage point negative impact from currency, reflects:
-	5% increase in color annuity revenue, including a 1-percentage point negative impact from currency. The increase was driven by higher color page volumes.
-	15% increase in color equipment sales revenue, including a 3-percentage point negative impact from currency. The increase was driven by higher installs from new products.

Total revenues for the six months ended June 30, 2010 increased 40% compared to the prior year period. Our consolidated 2010 results include the results of ACS subsequent to February 5, 2010, the effective date of the acquisition. On a pro-forma3 basis, total revenue for the six months ended June 30, 2010 grew 3%. Currency had a negligible impact on total revenues. Total revenues included the following:

•	49% increase in annuity revenue[1] , or 2% on a pro-forma[3] basis. This included a 1-percentage point positive impact from currency. The components of annuity revenue were as follows:
-

Service, outsourcing and rentals revenue of $6,423 million increased 68% or 1% on a pro-forma[3] basis, with a 1-percentage point positive impact from currency. This increase was driven by Business Process Outsourcing revenue that offset declines in technical service revenue driven by a continued but moderating decline in pages. Total digital pages declined 4% while color pages increased 9%.

-	Supplies, paper and other sales of $1,717 million increased 15% or 10% on a pro-forma[3] basis, with no impact from currency. This growth was driven by channel supplies purchases.
•

10% increase in equipment sales revenue, including a 1-percentage point positive impact from currency. Growth in install activity was partially offset by the impact of product mix and price declines of 5% to 10%.

•	9% increase in color revenue[2], including a 1-percentage point positive impact from currency reflects:
-	8% increase in color annuity revenue, including a 1-percentage point positive impact from currency. The increase was driven by higher printer supplies purchases and higher page volumes.
-	12% increase in color equipment sales revenue, including a 1-percentage point positive impact from currency. The increase was driven by higher installs from new products.

Net Income

Second quarter 2010 net income attributable to Xerox was $227 million, or $0.16 per diluted share. On an adjusted basis, net income attributable to Xerox was $342 million, or $0.24 per diluted share.

Second quarter 2009 net income attributable to Xerox was $140 million, or $0.16 per diluted share. On a comparable adjusted basis, net income attributable to Xerox was $158 million, or $0.18 per diluted share.

Net income attributable to Xerox for the six months ended June 30, 2010 was $185 million, or $0.14 per diluted share. On an adjusted basis, net income attributable to Xerox was $565 million, or $0.43 per diluted share.

Net income attributable to Xerox for the six months ended June 30, 2009 was $182 million, or $0.21 per diluted share. On a comparable adjusted basis, net income attributable to Xerox was $231 million, or $0.26 per diluted share.

34	Xerox 2010 Form 10-Q

The adjustments to net income include:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported	$227	$0.16	$140	$0.16	$185	$0.14	$182	$0.21
Adjustments:
Xerox and Fuji Xerox restructuring charges	12	0.01	9	0.01	169	0.13	31	0.03
Acquisition-related costs	14	0.01	—	—	50	0.04	—	—
Amortization of intangible assets	53	0.04	9	0.01	88	0.07	18	0.02
ACS shareholder litigation settlement	36	0.02	—	—	36	0.02	—	—
Venezuela devaluation	—	—	—	—	21	0.02	—	—
Medicare subsidy tax law change	—	—	—	—	16	0.01	—	—

Adjusted	$342	$0.24	$158	$0.18	$565	$0.43	$231	$0.26

(1)

Annuity revenue is largely a function of the equipment placed at customer locations, the volume of prints and copies that our customers make on that equipment, the mix of color pages, as well as revenue associated from outsourcing services. Annuity revenue = Service, outsourcing and rentals + Supplies, paper and other sales + Finance income.

(2)	Color revenues represent a subset of total revenues and exclude Global Imaging Systems (“GIS”) revenues.
(3)

Growth on a pro-forma basis reflects the inclusion of ACS’s adjusted results from February 6 through June 30 in 2009. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

Operations Review

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	Total Revenue	Segment Profit (Loss)	Segment Margin	Total Revenue	Segment Profit (Loss)	Segment Margin
2010
Technology	$2,555	$273	10.7%	$5,038	$506	10.0%
Services	2,529	319	12.6%	4,372	522	11.9%
Other	424	(93)	(21.9)%	819	(197)	(24.1)%

Total	$5,508	$499	9.1%	$10,229	$831	8.1%

2009
Technology	$2,476	$248	10.0%	$4,811	$414	8.6%
Services	850	61	7.2%	1,683	92	5.5%
Other	405	(80)	(19.8)%	791	(175)	(22.1)%

Total	$3,731	$229	6.1%	$7,285	$331	4.5%

2009 Pro-forma(1)
Technology	$2,476	$248	10.0%	$4,811	$414	8.6%
Services	2,510	282	11.2%	4,299	455	10.6%
Other	405	(111)	(27.4)%	791	(222)	(28.1)%

Total	$5,391	$419	7.8%	$9,901	$647	6.5%

(1)

Results are discussed primarily on a pro-forma basis and include ACS’s estimated results from February 6 through June 30 in 2009 since actual comparisons against the prior year are not meaningful. See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP financial measure.

35	Xerox 2010 Form 10-Q

2010 Segment Reporting Change

In 2010, as a result of our acquisition of ACS, we realigned our internal financial reporting structure and began reporting our financial performance based on two primary segments – Technology and Services. The Technology segment represents the combination of our former Production and Office segments excluding the document outsourcing business. The Services segment represents the combination of our document outsourcing business, which includes Xerox’s historic business process services, and ACS’s business process outsourcing and information technology outsourcing businesses. We believe this realignment will help us to better manage our business and view the markets we serve, which are primarily centered around equipment systems and outsourcing services. Our Technology segment operations involve the sale and support of a broad range of document systems from entry level to the high-end. Our Services segment operations involve delivery of a broad range of outsourcing services including document, business processing and IT outsourcing services. Our 2009 segment disclosures have been restated to reflect our new 2010 internal reporting structure. Refer to Note 4, Segment Reporting, in the Condensed Consolidated Financial Statements for descriptions of these segments.

Technology

Our Technology segment includes the sale of document systems and supplies, provision of technical service and financing of products.

36	Xerox 2010 Form 10-Q

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2010	2009	Change	2010	2009	Change
Equipment sales	$816	$738	11%	$1,546	$1,413	9%
Post sale revenue(2)	1,739	1,738	—%	3,492	3,398	3%

Total Revenue	$2,555	$2,476	3%	$5,038	$4,811	5%

Second quarter 2010 Technology revenue of $2,555 million increased 3%, including a 1-percentage point negative impact from currency. Total revenues included the following:

•	11% increase in equipment sales revenue with a 1-percentage point negative impact from currency driven by growth across most regions, with particularly strong growth in developing markets.
•	Post sale revenue was flat with a 1-percentage point negative impact from currency driven primarily by growth in supplies in developing markets and sales to our OEM partners.
•	Technology revenue mix for the second quarter was 22% entry, 57% mid-range and 21% high-end.

Technology revenue for the six months ended June 30, 2010 of $5,038 million increased 5%, including a 1-percentage point positive impact from currency. Total revenues included the following:

•	9% increase in equipment sales revenue with no impact from currency, driven by install growth in entry and mid-range, primarily in our indirect channels and developing markets.
•	3% increase in post sale revenue with a 1-percentage point positive impact from currency, driven primarily by growth in supplies in developing markets and sales to our OEM partners.
•	Technology revenue mix for the six months ended was 23% entry, 56% mid-range and 21% high-end.

Segment Profit

Second quarter 2010 Technology profit of $273 million increased $25 million from second quarter 2009, predominantly reflecting gross profit flow-through from higher revenue.

Technology profit for the six months ended June 30, 2010 of $506 million increased $92 million from prior year period, predominantly reflecting gross profit flow-through from higher revenue.

37	Xerox 2010 Form 10-Q

Installs

Entry

Installs for the second quarter 2010:

•	78% increase in installs of A4 black-and-white multifunction devices driven by growth in developing markets.
•	44% increase in installs of A4 color multifunction devices driven by strong growth across all regions.
•	16% increase in installs of color printers due to higher sales to OEM partners.

Installs for the six months ended June 30, 2010:

•	52% increase in installs of A4 black-and-white multifunction devices driven by growth in developing markets.
•	44% increase in installs of A4 color multifunction devices driven by demand for new products.
•	Installs of color printers were flat.

Mid-Range

Installs for the second quarter 2010:

•	4% decrease in installs of mid-range black-and-white devices driven by lower demand in large enterprises and direct channels.
•	26% increase in installs of mid-range color devices driven primarily by demand for new products, such as the ColorQubeTM, WorkCenter® 7120 / 7700 and the continued strong demand for the Xerox 700.

Installs for the six months ended June 30, 2010:

•	Installs of mid-range black-and-white devices were flat.
•	22% increase in installs of mid-range color devices driven primarily by demand for new products, such as the ColorQubeTM, WorkCenter® 7120 / 7700 and the continued strong demand for the Xerox 700.

High-End

Installs for the second quarter 2010:

•	7% decrease in installs of high-end black-and-white systems, reflecting declines across most product segments.
•	24% increase in installs of high-end color systems reflecting strong demand for the recently launched Xerox Color 800 and 1000.

Installs for the six months ended June 30, 2010:

•	11% decrease in installs of high-end black-and-white systems, reflecting declines across most product segments.
•	20% increase in installs of high-end color systems reflecting increased installs for the 7002 digital press and the recently launched Xerox Color 800 and 1000.

Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. Descriptions of “Entry”, “Mid-Range” and “High-End” can be found in Note 4, Segment Reporting, in the Condensed Consolidated Financial Statements.

Services

Our Services segment comprises three service offerings: Business Process Outsourcing (“BPO”), Document Outsourcing (“DO”) and Information Technology Outsourcing (“ITO”).

Note: Services total revenue and segment profit for the three and six months ended June 30, 2010 increased 198% and 423%, respectively, and 160% and 467%, respectively, on an actual basis primarily due to the inclusion of ACS in 2010. Since these comparisons are not meaningful, results for the Services segment are primarily discussed below on a pro-forma1 basis, with ACS’s 2009 estimated results from February 6 through June 30 included in our historical 2009 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

38	Xerox 2010 Form 10-Q

Revenue

Second quarter 2010 Services total revenue of $2,529 million increased 198% or 1% on a pro-forma1 basis. Currency did not impact total revenues in the quarter.

•	BPO delivered pro-forma[1] revenue growth of 3% and represented 53% of total Services revenue.
•	Document outsourcing decreased 2%, including a 1-percentage point negative currency impact and represented 33% of total Services revenue.
•	Information technology outsourcing decreased 1% on a pro-forma[1] basis and represented 14% of total Services revenue.

Services total revenue for the six months ended June 30, 2010 of $4,372 million increased 160% or 2% on a pro-forma1 basis. Currency had a 1-percentage point positive impact on total revenues in the quarter.

•	BPO had strong pro-forma[1] revenue growth of 5% and represented 49% of total Services revenue.
•	Document outsourcing decreased 1%, including a 1-percentage point positive currency impact, and represented 38% of total Services revenue.
•	Information technology outsourcing on a pro-forma[1] basis declined 1% and represented 13% of total Services revenue.
•	On a normalized basis, which would include a full six months of ACS results, we expect that BPO, DO and ITO would represent approximately 50%, 35% and 15% of Services revenue, respectively.

Segment Profit

Second quarter 2010 Services profit of $319 million increased $258 million, or $37 million on a pro-forma1 basis, from second quarter 2009 driven by BPO revenue growth and lower costs and expenses, driven by restructuring and synergy savings.

Services profit for the six months ended June 30, 2010 of $522 million increased $430, or $67 million on a pro-forma1 basis, from the prior year period driven by BPO revenue growth and lower cost and expense driven by restructuring and synergy savings.

Metrics

Pipeline

Our BPO and ITO sales pipeline, including synergy opportunities, grew approximately 29% over the second quarter 2009. The DO sales pipeline grew approximately 7% over second quarter 2009.

The BPO and ITO sales pipeline includes the Total Contract Value (“TCV”) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million. The DO sales pipeline includes all active deals with $10 million or greater in TCV.

Signings

Signings (“Signings”) are defined as estimated future revenues from contracts signed during the period, including renewals. Services signings were strong in TCV. Combined with the previous three quarters; the trailing twelve month growth was 12% as compared to the comparable prior year period.

Signings were as follows:

(in billions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
BPO	$2.8	$5.7
DO	0.9	1.5
ITO	0.5	0.8

Total Signings	$4.2	$8.0

Signings growth was driven by strong Signings in both our BPO and DO businesses. In 2010 we signed significant new business in the following areas:

•	Child support payment processing

39	Xerox 2010 Form 10-Q

•	Commercial healthcare
•	Electronic payment cards
•	Enterprise Print Services in both the U.S. and Europe
•	Telecom and hardware services
•	Transportation.

TCV represents estimated total revenue for future contracts for pipeline or signed contracts for Signings as applicable.

Other

Revenue

Second quarter 2010 Other revenue of $424 million increased 5%, including a 1-percentage point negative impact from currency. This was driven by an increase in GIS’s network integration and electronic presentation systems and higher paper and supplies sales.

Other revenue for the six months ended June 30, 2010 of $819 million increased 4%, including a 1-percentage point positive impact from currency. This was driven by an increase in GIS’s network integration and electronic presentation systems and higher paper and supplies sales.

Paper comprised approximately 60% of the 2010 and 2009 Other segment revenue.

Segment Profit

Second quarter 2010 Other loss of $93 million increased $13 million from second quarter 2009, driven primarily by higher interest expense that offset the gross profit flow-through from higher revenue.

Other loss for the six months ended June 30, 2010 of $197 million increased $22 million from the prior year period, driven primarily by higher interest expense that offset the increase in gross profit flow through from higher revenue.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	Pro-forma(1) Change	2010	2009	Change	Pro-forma(1) Change
Sales	34.6%	33.5%	1.1 pts	1.4 pts	35.0%	33.2%	1.8 pts	2.0 pts
Service, outsourcing and rentals	33.6%	43.6%	(10.0) pts	— pts	34.1%	42.6%	(8.5) pts	(0.2) pts
Financing income	62.8%	61.8%	1.0 pts	1.0 pts	62.9%	61.7%	1.2 pts	1.2 pts
Total Gross Margin	34.8%	40.2%	(5.4) pts	0.4 pts	35.4%	39.5%	(4.1) pts	0.5 pts

Note: Total gross margin decreased 5.4-percentage points and 4.1-percentage points and service, outsourcing and rentals margins decreased 10.0-percentage points and 8.5-percentage points for the three and six months ended June 30, 2010, respectively, on an actual basis primarily due to the ACS acquisition. ACS, as a typical services based company, had a lower gross margin as compared to a technology based company, which typified Xerox before the acquisition. Since actual comparisons are not meaningful, gross margins are primarily discussed below on a pro-forma basis, with ACS’s 2009 estimated results from February 6 through June 30 included in our historical 2009 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

Total gross margin for second quarter 2010 of 34.8% decreased 5.4-percentage points and increased 0.4-percentage points on a pro-forma1 basis as compared to the second quarter 2009 and included a 0.3-percentage point benefit from a duties refund as a result of a favorable settlement of a European import classification claim.

40	Xerox 2010 Form 10-Q

Total gross margin for the six months ended June 30, 2010 of 35.4% decreased 4.1-percentage points, and increased 0.5-percentage points on a pro-forma1 basis as compared to the prior year comparable period and included a 0.1-percentage point benefit from the European duties refund.

Sales gross margin increased 1.1-percentage points and 1.4-percentage points as compared to the second quarter 2009 on a pro-forma1 basis and included the benefit from the duties refund. The positive impact of cost improvements and favorable mix more than offset the impact of price declines and unfavorable year-over-year transaction currency.

Sales gross margin for the six months ended June 30, 2010 increased 1.8-percentage points and 2.0-percentage points on a pro-forma1 basis as compared to the prior year period. Sales gross margin benefited from cost improvements, favorable product mix and transaction currency as well as the duties refund, which more than offset the impact of price declines.

Service, outsourcing and rentals margin decreased 10-percentage points and was flat on a pro-forma1 basis as compared to the second quarter 2009 as positive mix offset the impact of unfavorable year-over-year transaction currency.

Service, outsourcing and rentals margin for the six months ended June 30, 2010 decreased 8.5-percentage points and 0.2-percentage points on a pro-forma1 basis as compared to the prior year period as price declines and mix were only partially offset by cost improvements.

41	Xerox 2010 Form 10-Q

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended June 30,				Six Months Ended June 30,		Change	Pro-forma(1) Change
(in millions)	2010	2009	Change	Pro-forma(1) Change	2010	2009
R&D	$160	$172	$(12)	$(12)	$333	$347	$(14)	$(14)
Sustaining engineering	34	30	4	4	66	59	7	7

Total RD&E Expenses	$194	$202	$(8)	$(8)	$399	$406	$(7)	$(7)

RD&E % Revenue	3.5%	5.4%	(1.9) pts	(0.2) pts	3.9%	5.6%	(1.7) pts	(0.2) pts

RD&E of $194 million and $399 million for the three and six months ended June 30, 2010 was $8 million and $7 million lower than the prior year comparable periods reflecting the benefits from restructuring and productivity improvements. We invest in technological research and development, particularly in color, software and services. We believe that our R&D spending is sufficient to remain technologically competitive. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended June 30,				Six Months Ended June 30,		Change	Pro-forma(1) Change
(in millions)	2010	2009	Change	Pro-forma(1) Change	2010	2009
Total SAG	$1,163	$1,013	$150	$9	$2,262	$2,017	$245	$28
SAG % Revenue	21.1%	27.2%	(6.1) pts	(0.3) pts	22.1%	27.7%	(5.6) pts	(0.5) pts

Note: SAG as a percent of revenue for the second quarter 2010 and six months ended June 30, 2010 decreased 6.1-percentage points and 5.6-percentage points, respectively, on an actual basis primarily due to the ACS acquisition. ACS, as a typical services based company, had lower SAG as a percent of revenue as compared to a technology based company, which typified Xerox before the acquisition. Since actual comparisons are not meaningful, SAG is primarily discussed below on a pro-forma basis, with ACS’s 2009 estimated results from February 6 through June 30 included in our historical 2009 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

SAG expenses of $1,163 million in the second quarter 2010 were $150 million higher than the second quarter 2009 and $9 million higher on a pro-forma1 basis, including a $5 million favorable impact from currency. The pro-forma SAG expense increase reflects the following:

•	$58 million increase in selling expenses reflecting, increased demand generation advertising and higher commissions partially offset by the benefits from restructuring and productivity improvements.
•	$14 million decrease in general and administrative expenses, reflecting the benefits from restructuring and operational improvements.
•	$35 million decrease in bad debt expenses to $46 million, reflecting an improving write-off trend. 2010 second quarter bad debt expense continues to remain less than one percent of receivables.

SAG expenses of $2,262 million for the six months ended June 30, 2010 were $245 million higher than the prior year period and $28 million higher on a pro-forma1 basis, both including a $26 million unfavorable impact from currency. The pro-forma SAG expense increase reflects the following:

•	$69 million increase in selling expenses reflecting increased demand generation advertising that offset the benefits from restructuring and productivity improvements.
•	$8 million increase in general and administrative expenses, reflecting unfavorable currency that offset the benefits from restructuring and operational improvements.
•	$49 million decrease in bad debt expenses to $102 million, reflecting an improving write-off trend.

Restructuring and Asset Impairment Charges

During the second quarter 2010, we recorded an additional $11 million of net restructuring and asset impairment charges, which included approximately $16 million of severance costs related to headcount reductions of approximately 300 employees primarily in North America. These costs were partially offset by $6 million of net reversals for changes in estimated reserves from prior period initiatives.

42	Xerox 2010 Form 10-Q

We recorded $206 million of net restructuring and asset impairment charges for the six months ended June 30, 2010, which included $199 million of severance costs related to headcount reductions of approximately 2,600 employees, lease termination and asset impairment charges of $19 million and $12 million of net reversals primarily due to changes in estimated reserves from prior year initiatives. Year-to-date actions applied almost equally to North America and Europe, with approximately 10% related to our developing market countries. Of these actions, approximately 45% were focused on gross margin improvements 30% on SAG reductions and 25% on the optimization of RD&E investments and include the following areas:

•	Supply chain and manufacturing infrastructure
•	Back office functions
•	Technical service and managed service costs
•	Development and engineering costs

We expect to incur additional restructuring costs of approximately $74 million over the remainder of the year for actions and initiatives which have not yet been finalized. We expect to realize savings in 2010 of approximately $140 million for our restructuring actions.

The restructuring reserve balance as of June 30, 2010 for all programs was $197 million, of which approximately $179 million is expected to be spent over the next twelve months. Refer to Note 9, Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Acquisition-related Costs

Costs of $15 million and $63 million were incurred in the three and six months ended June 30, 2010, respectively, in connection with our acquisition of ACS. These costs include $11 million and $53 million, respectively, of transaction costs which represent external costs directly related to completing the acquisition of ACS and primarily include expenditures for investment banking, legal, accounting and other similar services. Legal costs include costs associated with the recently settled ACS shareholders litigation and were the primary component of the costs incurred during the second quarter 2010. The remainder of the acquisition-related costs represents external incremental costs directly related to the integration of ACS and Xerox. These costs include expenditures for consulting, systems integration and corporate communication services.

Amortization of Intangible Assets

During the three and six months ended June 30, 2010, we recorded $85 million and $142 million, respectively, of expense related to the amortization of intangible assets, which is $70 million and $113 million higher than the prior year periods, respectively. These increases primarily reflect the amortization of intangibles associated with our acquisition of ACS. As a result of the ACS acquisition, amortization of acquired intangibles for 2010 is expected to be approximately $250 million higher than the prior year. Refer to Note 5, Acquisitions, in the Condensed Consolidated Financial Statements for additional information regarding the ACS acquisition.

Worldwide Employment

Worldwide employment of 130,800 at June 30, 2010 increased approximately 77,200 from December 31, 2009, primarily due to additional headcount acquired as a result of the ACS acquisition.

43	Xerox 2010 Form 10-Q

Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Non-financing interest expense	$92	$63	$181	$124
Interest income	(4)	(6)	(9)	(11)
Loss (gains) on sales of businesses and assets	1	(7)	(1)	(9)
Currency (gains) losses, net	(2)	1	20	21
ACS shareholders litigation settlement	36	—	36	—
Litigation matters	1	5	1	7
All Other expenses, net	4	16	10	23

Total Other Expenses, Net	$128	$72	$238	$155

Non-Financing Interest Expense: Non-financing interest expense for the three and six months ended June 30, 2010 of $92 million and $181 million, respectively, was $29 million and $57 million, respectively, higher than prior year periods due to higher debt balances primarily as a result of our $2 billion Senior Note offering used to finance the acquisition of ACS.

Currency Losses, Net: In January 2010, Venezuela announced a devaluation of the Bolivar to an official rate of 4.30 Bolivars to the dollar for our products. As a result of this devaluation, we recorded a currency loss of $21 million in the first quarter of 2010 for the re-measurement of our net Bolivar denominated monetary assets. First quarter 2009 currency losses were primarily due to the significant movement in exchange rates among the U.S. Dollar, Euro and Yen during the first quarter of 2009, as well as the increased cost of hedging, particularly in developing markets.

ACS Shareholders Litigation Settlement: Represents litigation expense of $36 million for the previously disclosed settlement of claims by ACS shareholders arising from Xerox’s acquisition of ACS. The total settlement for all defendants was approximately $69 million, with Xerox paying approximately $36 million net of insurance proceeds.

All Other Expenses, Net: All other expenses, net for the three and six months ended June 30, 2010 decreased $12 million and $13 million, respectively, driven in part by lower interest expense on the Brazil tax and labor contingencies.

44	Xerox 2010 Form 10-Q

Income Taxes

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported	$320	$112	35.0%	$197	$59	29.9%

Adjustments:
Xerox restructuring charge	11	4		—	—
Acquisition-related costs	15	1		—	—
Amortization of intangible assets	85	32		15	6
ACS shareholders litigation settlement	36	—		—	—

Adjusted	$467	$149	31.9%	$212	$65	30.7%

45	Xerox 2010 Form 10-Q

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported	$310	$134	43.2%	$275	$78	28.4%

Adjustments:
Xerox restructuring charge	206	64		—	—
Acquisition-related costs	63	13		—	—
Amortization of intangible assets	142	54		29	11
Venezuela devaluation	21	—		—	—
Medicare subsidy tax law change(1)	—	(16)		—	—
ACS shareholders litigation settlement	36	—		—	—

Adjusted	$778	$249	32.0%	$304	$89	29.3%

(1)

Medicare Subsidy Tax Law Change - Beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy.

Effective tax rate for the three and six months ended June 30, 2010 was 35.0% and 43.2%, respectively. On an adjusted basis the tax rate for the three and six months ended June 30, 2010 was 31.9%3 and 32.0%3, respectively. The adjusted tax rate for the three months was lower than the U.S. statutory rate primarily due to tax benefits associated with the utilization of foreign tax credits partially offset by tax expense associated with tax law changes. The adjusted tax rate for the six months was lower than the U.S. statutory rate due to the geographical mix of income before taxes and the related tax rates in those jurisdictions and the remeasurement of certain unrecognized tax positions.

The effective tax rate for the three and six months ended June 30, 2009 was 29.9% and 28.4%, which was lower than the U.S. statutory tax rate primarily due to the net tax benefits from the geographical mix of income before taxes and the related tax rates in those jurisdictions.

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

Equity in Net Income (Loss) of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Total equity in net income (loss) of unconsolidated affiliates	$28	$9	$26	$(1)
Fuji Xerox after-tax restructuring costs(1)	$5	$9	$27	$31

(1)	Represents our 25% share of Fuji Xerox after-tax restructuring costs.

Equity in net income (loss) of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox. The increase in equity income for the three and six months ended June 30, 2010 was due to an increase in Fuji Xerox’s net income, which was primarily driven by higher revenue and cost improvements.

(1)

Results are discussed primarily on a pro-forma basis and include ACS’s estimated results from February 6 through June 30 in 2009 since actual comparisons against the prior year would not otherwise be meaningful. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

46	Xerox 2010 Form 10-Q

(2)	Post sale revenue does not include outsourcing revenue which is reported in our Services segment.
(3)	See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP financial measure.

Capital Resources and Liquidity

Cash Flow Analysis

The following table summarizes our cash and cash equivalents for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
(in millions)	2010	2009	Change
Net cash provided by operating activities	$1,053	$631	$422
Net cash used in investing activities	(1,696)	(243)	(1,453)
Net cash used in financing activities	(2,022)	(400)	(1,622)
Effect of exchange rate changes on cash and cash equivalents	(52)	4	(56)

Decrease in cash and cash equivalents	(2,717)	(8)	(2,709)
Cash and cash equivalents at beginning of period	3,799	1,229	2,570

Cash and Cash Equivalents at End of Period	$1,082	$1,221	$(139)

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,053 million in the six months ended June 30, 2010 reflecting the inclusion of ACS as well as approximately $95 million of cash outflows for acquisition related costs. The $422 million increase in cash from the six months ended June 30, 2009 was primarily due to the following:

•	$510 million increase in pre-tax income before depreciation and amortization, stock-based compensation, litigation, restructuring and the Venezuelan currency devaluation.
•

$460 million increase due to higher accounts payable and accrued compensation primarily related to higher inventory purchases and the timing of accounts payable payments as well as increased compensation, benefit and other accruals.

•	$71 million increase due to lower restructuring payments.
•	$64 million increase primarily from the settlement of derivative contracts.
•

$398 million decrease due to an increase in accounts receivable of $440 million reflecting higher revenues partially offset by collections of $42 million of deferred proceeds from prior quarter sales of receivables.

•	$280 million decrease as a result of higher inventory levels reflecting increased activity.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,696 million for the six months ended June 30, 2010. The $1,453 million decrease in cash from the six months ended June 30, 2009 was primarily due to the following:

•	$1,383 million decrease primarily due to the acquisitions of ACS of $1,495 million and IBS of $29 million in 2010, as compared to $145 million for GIS’s acquisition of ComDoc, Inc. in 2009.
•	$99 million decrease due to higher capital expenditures (including internal use software) primarily as a result of the inclusion of ACS in 2010.

Cash Flows from Financing Activities

Net cash used in financing activities was $2,022 million for the six months ended June 30, 2010. The $1,622 million decrease in cash from the six months ended June 30, 2009 was primarily due to the following:

•

$1,769 million decrease from higher net payments on other debt. 2010 reflects the repayments of $1,733 million of ACS’s debt on the acquisition date and $950 million of Senior Notes, net payments of $40 million on other debt and $14 million of debt issuance costs for the bridge loan facility commitment, which was terminated in December 2009. These payments were offset by net proceeds of $702 million from borrowings under the Credit Facility. 2009 reflects the repayment of the 2009 Senior Notes of $879 million, net payments of $96 million on the Credit Facility and $41 million primarily for foreign short-term borrowings. These payments were partially offset by proceeds from the issuance of $750 million in Senior Notes.

•	$117 million increase due to proceeds from the issuance of common stock primarily as a result of the exercise of stock options issued under the former ACS plans.
•	$37 million increase from lower net repayments on secured debt.

47	Xerox 2010 Form 10-Q

ACS Acquisition

On February 5, 2010, we acquired all of the outstanding equity of ACS in a cash-and-stock transaction, valued at approximately $6.2 billion, net of cash acquired. The table below details the consideration transferred to acquire ACS:

(in millions)	February 5, 2010

Xerox common stock issued	$4,149
Cash consideration, net of cash acquired	1,495
Value of exchanged stock options	168
Series A convertible preferred stock	349

Net Consideration – cash/non-cash	$6,161

Refer to Note 5, Acquisitions, in the Condensed Consolidated Financial Statements for additional information regarding the ACS acquisition.

Customer Financing Activities

The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2010	December 31, 2009
Total Finance receivables, net (1)	$6,392	$7,027
Equipment on operating leases, net	504	551

Total Finance Assets, net	$6,896	$7,578

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The reduction of $682 million in Total finance assets, net includes unfavorable currency of $383 million.

48	Xerox 2010 Form 10-Q

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

(in millions)	June 30, 2010	December 31, 2009
Financing debt (1)	$6,034	$6,631
Core debt	3,583	2,633

Total Debt	$9,617	$9,264

(1)

Financing debt includes $5,593 million and $6,149 million as of June 30, 2010 and December 31, 2009, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

49	Xerox 2010 Form 10-Q

The following summarizes our debt as of June 30, 2010 and December 31, 2009:

(in millions)	June 30, 2010	December 31, 2009
Principal debt balance	$9,398	$9,122
Net unamortized discount	(1)	(11)
Fair value adjustments	220	153

Total Debt	9,617	9,264
Less: Current maturities and short-term debt	(358)	(988)

Total Long-term Debt	$9,259	$8,276

Sales of Accounts Receivables

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivables without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Accounts receivable sales	$535	$373	$1,012	$611
Deferred proceeds	73	—	115	—
Fees associated with sales	3	3	7	6
Estimated increase (decrease) on operating cash flows(1)	86	111	(68)	135

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of the deferred proceeds and currency.

Refer to Note 6, Sales of Accounts Receivables, in the Condensed Consolidated Financial Statements for additional information.

50	Xerox 2010 Form 10-Q

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

51	Xerox 2010 Form 10-Q

The following is a discussion of our liquidity position as of June 30, 2010:

•

As of June 30, 2010, total cash and cash equivalents was $1.1 billion and our borrowing capacity under our Credit Facility was $1.3 billion, reflecting $702 million of outstanding borrowings and no letters of credit.

•

Cash flows from operations were $1.1 billion for the six months ended June 30, 2010 and we expect full year cash flow from operations of $2.6 billion. Over the past two years we have consistently delivered strong cash flow from operations, driven by the strength of our annuity based revenue model. Cash flows from operations were $2.2 billion and $939 million for the years ended December 31, 2009 and 2008, respectively.

•	Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q3 2010	$311
Q4 2010	9
2011	802
2012	1,119
2013	1,658
2014	795
2015	1,251
2016	951
2017	501
2018	1,001
2019 and thereafter	1,000

Total	$9,398

•

We currently plan to call our $550 million 7.625% Senior Notes due in 2013 in the fourth quarter 2010. If the Notes are redeemed, we expect to incur a loss on extinguishment of approximately $15 million representing the call premium of approximately $7 million as well as the write-off of unamortized debt issuance costs of $8 million. Prior to the planned redemption, the Senior Notes continue to be accounted for and classified in accordance with their original terms.

52	Xerox 2010 Form 10-Q

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

In connection with our acquisition of ACS, we assumed liabilities under contractual obligations and commercial commitments as noted in the following table as of June 30, 2010:

	2010	2011	2012	2013	2014	2015 and Thereafter	Total
Contractual Cash Obligations:
Long-term debt, including capital lease obligations (1)	$15	$25	$17	$6	$1	$261	$325
Minimum operating lease commitments	410	274	141	79	52	100	1,056

Total Contractual Cash Obligations	$425	$299	$158	$85	$53	$361	$1,381

Other Commercial Commitments(2):
Surety bonds	$400	$271	$4	$3	$—	$1	$679
Letters of credit	9	69	—	—	—	—	78

Total Other Commercial Commitments	$409	$340	$4	$3	$—	$1	$757

(1)	Principal portion only.
(2)

Certain contracts, primarily governmental, require surety bonds or letters of credit as a guarantee of performance. Refer to Note 16, Contingencies in the Condensed Consolidated Financial Statements for additional information.

53	Xerox 2010 Form 10-Q

Financial Risk Management

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Yen, Euro and Pound Sterling. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 11 – Financial Instruments – for further discussion and information on our financial risk management strategies.

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

Adjusted Earnings Measures

To better understand the trends in our business and the impact of the ACS acquisition, we believe it is necessary to adjust the following amounts determined in accordance with GAAP to exclude the effects of the certain items as well as their related income tax effects:

•	Net income and Earnings per share (“EPS”) – three and six months actual and EPS guidance for third quarter and full-year 2010, and
•	Effective tax rate.

54	Xerox 2010 Form 10-Q

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

•

Other discrete, unusual or infrequent costs and expenses: In addition, we have also excluded the following additional items given the discrete, unusual or infrequent nature of these items on our results of operations for the period – 1) ACS shareholders litigation settlement (Qtr 2); 2) Venezuela devaluation (Qtr 1) and 3) Medicare subsidy tax law change (income tax effect only)(Qtr 1). We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods as well as expected trends in our business.

55	Xerox 2010 Form 10-Q

Net Income and EPS reconciliation:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
Reported	$227	$0.16	$140	$0.16
Adjustments:
Xerox and Fuji Xerox restructuring charges	12	0.01	9	0.01
Acquisition-related costs	14	0.01	—	—
Amortization of intangible assets	53	0.04	9	0.01
ACS shareholders litigation settlement	36	0.02	—	—

Adjusted	$342	$0.24	$158	$0.18

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
Reported	$185	$0.14	$182	$0.21
Adjustments:
Xerox and Fuji Xerox restructuring charges	169	0.13	31	0.03
Acquisition-related costs	50	0.04	—	—
Amortization of intangible assets	88	0.07	18	0.02
ACS shareholders litigation settlement	36	0.02	—	—
Venezuela devaluation	21	0.02	—	—
Medicare subsidy tax law change	16	0.01	—	—

Adjusted	$565	$0.43	$231	$0.26

56	Xerox 2010 Form 10-Q

Effective Tax reconciliation:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported	$320	$112	35.0%	$197	$59	29.9%
Adjustments:
Xerox restructuring charge	11	4		—	—
Acquisition-related costs	15	1		—	—
Amortization of intangible assets	85	32		15	6
ACS shareholders litigation settlement	36	—		—	—

Adjusted	$467	$149	31.9%	$212	$65	30.7%

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate

Reported	$310	$134	43.2%	$275	$78	28.4%
Adjustments:
Xerox restructuring charge	206	64		—	—
Acquisition-related costs	63	13		—	—
Amortization of intangible assets	142	54		29	11
Venezuela devaluation	21	—		—	—
Medicare subsidy tax law change	—	(16)		—	—
ACS shareholders litigation settlement	36	—		—	—

Adjusted	$778	$249	32.0%	$304	$89	29.3%

Pro-forma Basis

To better understand the trends in our business, we discuss our 2010 operating results by comparing them against adjusted 2009 results which include ACS historical results for the comparable period. Accordingly, we have included ACS’s 2009 estimated results for the comparable period February 6, 2009 through June 30, 2009 in our reported 2009 results. We refer to comparisons against these adjusted 2009 results as “pro-forma” basis comparisons. ACS 2009 historical results have been adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, exited businesses and other material non-recurring costs associated with the acquisition. We believe comparisons on a pro-forma basis are more meaningful than the actual comparisons given the size and nature of the ACS acquisition. We believe the pro-forma basis comparisons allow investors to have better understanding and additional perspective of the expected trends in our business as well as the impact of the ACS acquisition on the Company’s operations.

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

57	Xerox 2010 Form 10-Q

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Pro-forma:

	Three Months Ended June 30,
Total Xerox (in millions)	As Reported 2010	As Reported 2009	Pro-forma 2009 (1)	Change	Pro- forma Change
Revenue:
Equipment sales	$930	$828	$828	12%	12%
Supplies, paper and other	861	774	808	11%	7%

Sales	1,791	1,602	1,636	12%	9%
Service, outsourcing and rentals	3,553	1,951	3,577	82%	(1)%
Finance income	164	178	178	(8)%	(8)%

Total Revenues	$5,508	$3,731	$5,391	48%	2%

Service, outsourcing and rentals	$3,553	$1,951	$3,577	82%	(1)%
Add: Finance income	164	178	178
Add: Supplies, paper and other sales	861	774	808

Annuity Revenue	$4,578	$2,903	$4,563	58%	—%

Gross Profit:
Sales	$619	$537	$543
Service, outsourcing and rentals	1,194	851	1,200
Finance income	103	110	110

Total	$1,916	$1,498	$1,853

Gross Margin:
Sales	34.6%	33.5%	33.2%	1.1 pts	1.4 pts
Service, outsourcing and rentals	33.6%	43.6%	33.6%	(10.0) pts	— pts
Finance income	62.8%	61.8%	61.8%	1.0 pts	1.0 pts
Total	34.8%	40.2%	34.4%	(5.4) pts	0.4 pts

RD&E	$194	$202	$202
RD&E % Revenue	3.5%	5.4%	3.7%	(1.9) pts	(0.2) pts
SAG	$1,163	$1,013	$1,154
SAG % Revenue	21.1%	27.2%	21.4%	(6.1) pts	(0.3) pts

	Six Months Ended June 30,
Total Xerox (in millions)	As Reported 2010	As Reported 2009	Pro-forma 2009 (1)	Change	Pro- forma Change
Revenue:
Equipment sales	$1,752	$1,598	$1,598	10%	10%
Supplies, paper and other	1,717	1,498	1,555	15%	10%

Sales	3,469	3,096	3,153	12%	10%
Service, outsourcing and rentals	6,423	3,831	6,390	68%	1%
Finance income	337	358	358	(6)%	(6)%

Total Revenues	$10,229	$7,285	$9,901	40%	3%

Service, outsourcing and rentals	$6,423	$3,831	$6,390	68%	1%
Add: Finance income	337	358	358
Add: Supplies, paper and other sales	1,717	1,498	1,555

Annuity Revenue	$8,477	$5,687	$8,303	49%	2%

Gross Profit:
Sales	$1,215	$1,027	$1,039
Service, outsourcing and rentals	2,193	1,631	2,193
Finance income	212	221	221

Total	$3,620	$2,879	$3,453

58	Xerox 2010 Form 10-Q

Gross Margin:
Sales	35.0%	33.2%	33.0%	1.8 pts	2.0 pts
Service, outsourcing and rentals	34.1%	42.6%	34.3%	(8.5) pts	(0.2) pts
Finance income	62.9%	61.7%	61.7%	1.2 pts	1.2 pts
Total	35.4%	39.5%	34.9%	(4.1) pts	0.5 pts

RD&E	$399	$406	$406
RD&E % Revenue	3.9%	5.6%	4.1%	(1.7) pts	(0.2) pts

SAG	$2,262	$2,017	$2,234
SAG % Revenue	22.1%	27.7%	22.6%	(5.6) pts	(0.5) pts

(1)

Pro-forma reflects ACS’s 2009 estimated results from April 1 through June 30 for the second quarter and February 6 through June 30 for the six months ended June 30, 2009, adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, certain non-recurring product sales and other material non-recurring costs associated with the acquisition.

Services Segment:

	Three Months Ended June 30,
(in millions)	As Reported 2010	As Reported 2009	Pro-forma 2009 (1)	Change	Pro- forma Change
Document Outsourcing	$836	$850	$850	(2)%	(2)%
Business Processing Outsourcing (2)	1,341	—	1,306	*	3%
Information Technology Outsourcing	352	—	354	*	(1)%

Total Revenue – Services	$2,529	$850	$2,510	198%	1%

Segment Profit – Services	$319	$61	$282	*	13%

Segment Margin – Services	12.6%	7.2%	11.2%

*	Percent change not meaningful.

	Six Months Ended June 30,
(in millions)	As Reported 2010	As Reported 2009	Pro-forma 2009 (1)	Change	Pro- forma Change
Document Outsourcing	$1,667	$1,683	$1,683	(1)%	(1)%
Business Processing Outsourcing (2)	2,154	—	2,057	*	5%
Information Technology Outsourcing	551	—	559	*	(1)%

Total Revenue – Services	$4,372	$1,683	$4,299	160%	2%

Segment Profit – Services	$522	$92	$455	*	15%

Segment Margin – Services	11.9%	5.5%	10.6%

*	Percent change not meaningful.

(1)

Pro-forma reflects ACS’s 2009 estimated results from April 1 through June 30 for the second quarter and February 6 through June 30 for the six months ended June 30, 2009, adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, certain non-recurring product sales and other material non-recurring costs associated with the acquisition.

(2)	BPO does not include, at this time, historic Xerox BPO services; those are included in Document Outsourcing.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Financial Risk Management” of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

59	Xerox 2010 Form 10-Q

ITEM 4	CONTROLS AND PROCEDURES

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

60	Xerox 2010 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The information set forth under Note 16 - Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A	RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2009 Annual Report. The Risk Factors remain applicable from our 2009 Annual Report, with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of June 30, 2010, we had $9.6 billion of total debt and a $649 million liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $6.9 billion at June 30, 2010. The total cash and cash equivalents was $1.1 billion at June 30, 2010. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations and funding from third parties. As of June 30, 2010, total cash and cash equivalents was $1.1 billion, and our borrowing capacity under our Credit Facility was $1.3 billion, reflecting $702 million outstanding borrowings. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. At June 30, 2010, we were in compliance with the covenants and other provisions of the Credit Facility and the senior notes. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition.

61	Xerox 2010 Form 10-Q

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2010

During the quarter ended June 30, 2010, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Dividend Equivalent

(a)	Securities issued on April 30, 2010: Registrant issued 1,677 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.
(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter and to a retired Director, Vernon E. Jordan, Jr.

(c)

The DSUs were issued at a deemed purchase price of $9.69 per DSU (aggregate price $16,250), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2010

Repurchases of Xerox Common Stock, par value $1.00 per share include the following:

Board Authorized Share Repurchase Programs: We did not purchase Common stock during the second quarter of 2010.

Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $2.9 billion has been used through June 30, 2010. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs (1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
April 1 through 30	54,611	$9.99	n/a	n/a
May 1 through 31	161,371	$10.02	n/a	n/a
June 1 through 30	—	—	n/a	n/a

Total	215,982		n/a	n/a

(1)

These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

62	Xerox 2010 Form 10-Q

ITEM 6	EXHIBITS

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

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(k)(3)	Amendment No. 2 dated May 17, 2010 to Registrant’s Deferred Compensation Plan for Directors, as amended and restated December 5, 2007.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

63	Xerox 2010 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: August 2, 2010

64	Xerox 2010 Form 10-Q

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

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(k)(3)	Amendment No. 2 dated May 17, 2010 to Registrant’s Deferred Compensation Plan for Directors, as amended and restated December 5, 2007.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

65	Xerox 2010 Form 10-Q