Form 10-Q
period 2010-09-30
XEROX CORP
filed 2010-10-29
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at September 30, 2010
Common Stock, $1 par value	1,387,197,214 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: the unprecedented volatility in the global economy; the risk that unexpected costs will be incurred; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to protect our intellectual property rights; our ability to maintain and improve cost efficiency of operations, including savings from restructuring actions; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; the risk that we may not realize all of the anticipated benefits from the acquisition of Affiliated Computer Services, Inc.; our ability to recover capital investments; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

2	Xerox 2010 Form 10-Q

XEROX CORPORATION

FORM 10-Q

September 30, 2010

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

3	Xerox 2010 Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2010	2009	2010	2009
Revenues
Sales	$1,700	$1,555	$5,169	$4,651
Service, outsourcing and rentals	3,567	1,942	9,990	5,773
Finance income	161	178	498	536

Total Revenues	5,428	3,675	15,657	10,960

Costs and Expenses
Cost of sales	1,127	1,031	3,381	3,100
Cost of service, outsourcing and rentals	2,417	1,113	6,647	3,313
Equipment financing interest	61	67	186	204
Research, development and engineering expenses	189	209	588	615
Selling, administrative and general expenses	1,136	1,007	3,398	3,024
Restructuring and asset impairment charges	4	(2)	210	(5)
Acquisition-related costs	5	9	68	9
Amortization of intangible assets	85	15	227	44
Other expenses, net	76	68	314	223

Total Costs and Expenses	5,100	3,517	15,019	10,527

Income before Income Taxes and Equity Income	328	158	638	433
Income tax expense	98	44	232	122
Equity in net income of unconsolidated affiliates	26	15	52	14

Net Income	256	129	458	325
Less: Net income attributable to noncontrolling interests	6	6	23	20

Net Income Attributable to Xerox	$250	$123	$435	$305

Basic Earnings per Share	$0.18	$0.14	$0.32	$0.35
Diluted Earnings per Share	$0.17	$0.14	$0.32	$0.35

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	Xerox 2010 Form 10-Q

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$975	$3,799
Accounts receivable, net	3,172	1,702
Billed portion of finance receivables, net	214	226
Finance receivables, net	2,249	2,396
Inventories	1,177	900
Other current assets	1,110	708

Total current assets	8,897	9,731
Finance receivables due after one year, net	4,099	4,405
Equipment on operating leases, net	515	551
Land, buildings and equipment, net	1,660	1,309
Investments in affiliates, at equity	1,256	1,056
Intangible assets, net	3,447	598
Goodwill	8,613	3,422
Deferred tax assets, long-term	565	1,640
Other long-term assets	1,795	1,320

Total Assets	$30,847	$24,032

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,636	$988
Accounts payable	1,762	1,451
Accrued compensation and benefits costs	898	695
Other current liabilities	1,948	1,327

Total current liabilities	6,244	4,461
Long-term debt	7,860	8,276
Liability to subsidiary trust issuing preferred securities	649	649
Pension and other benefit liabilities	1,974	1,884
Post-retirement medical benefits	947	999
Other long-term liabilities	768	572

Total Liabilities	18,442	16,841

Series A Convertible Preferred Stock	349	—

Common stock	1,388	871
Additional paid-in capital	6,479	2,493
Retained earnings	5,912	5,674
Accumulated other comprehensive loss	(1,871)	(1,988)

Xerox shareholders’ equity	11,908	7,050
Noncontrolling interests	148	141

Total Equity	12,056	7,191

Total Liabilities and Equity	$30,847	$24,032

Shares of common stock issued and outstanding	1,387,197	869,381

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	Xerox 2010 Form 10-Q

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net income	$256	$129	$458	$325
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	284	176	804	513
Provision for receivables	48	61	141	207
Provision for inventory	7	15	24	44
Net gain on sales of businesses and assets	(15)	(6)	(16)	(15)
Undistributed equity in net income of unconsolidated affiliates	(26)	(12)	(35)	(6)
Stock-based compensation	29	23	86	54
Provision for litigation, net	—	—	36	—
Payments for litigation, net	—	—	(36)	(28)
Restructuring and asset impairment charges	4	(2)	210	(5)
Payments for restructurings	(54)	(66)	(148)	(231)
Contributions to pension benefit plans	(142)	(38)	(205)	(97)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(183)	5	(318)	310
Collections of deferred proceeds from sales of receivables	73	—	115	—
(Increase) decrease in inventories	(113)	77	(311)	159
Increase in equipment on operating leases	(72)	(58)	(194)	(185)
Decrease in finance receivables	69	116	270	347
(Increase) decrease in other current and long-term assets	(56)	17	(43)	61
Increase (decrease) in accounts payable and accrued compensation	134	138	321	(135)
(Decrease) increase in other current and long-term liabilities	(4)	9	(70)	(129)
Net change in income tax assets and liabilities	76	26	183	60
Net change in derivative assets and liabilities	73	22	69	(46)
Other operating, net	(22)	(22)	78	38

Net cash provided by operating activities	366	610	1,419	1,241

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(100)	(21)	(234)	(69)
Proceeds from sales of land, buildings and equipment	15	7	40	16
Cost of additions to internal use software	(45)	(19)	(114)	(75)
Acquisitions, net of cash acquired	(146)	—	(1,674)	(145)
Net change in escrow and other restricted investments	13	1	19	(2)
Other investing, net	(3)	1	1	1

Net cash used in investing activities	(266)	(31)	(1,962)	(274)

Cash Flows from Financing Activities:
Net payments on secured financings	(3)	(10)	(6)	(50)
Net payments on other debt	(147)	(605)	(2,182)	(871)
Common stock dividends	(59)	(37)	(156)	(112)
Preferred stock dividends	(6)	—	(9)	—
Proceeds from issuances of common stock	3	1	120	1
Repurchases related to stock-based compensation	(12)	—	(14)	(11)
Excess tax benefits from stock-based compensation	2	—	12	—
Other financing	(9)	(3)	(18)	(11)

Net cash used in financing activities	(231)	(654)	(2,253)	(1,054)

Effect of exchange rate changes on cash and cash equivalents	24	13	(28)	17

Decrease in cash and cash equivalents	(107)	(62)	(2,824)	(70)
Cash and cash equivalents at beginning of period	1,082	1,221	3,799	1,229

Cash and Cash Equivalents at End of Period	$975	$1,159	$975	$1,159

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

6	Xerox 2010 Form 10-Q

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

Note 2 – Significant Accounting Policies

Revenue Recognition

As a result of our acquisition of Affiliated Computer Services, Inc. (“ACS”), a significant portion of our revenues are derived from service arrangements. The following summary is an update of our accounting policy, as included in our 2009 Annual Report, associated with revenue recognition for service arrangements (refer to Note 5 – Acquisitions for information regarding the ACS acquisition):

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

With respect to the new software guidance, the modification in the scope of the industry-specific software revenue recognition guidance did not result in a change in the recognition of revenue for our equipment and services. Software included within our equipment and services has generally been considered incidental and therefore has been, and will continue to be, accounted for as part of the sale of equipment or services. Most of our equipment includes both software and non-software components that function together to deliver the equipment’s essential functionality. The software scope modification is also not expected to change the recognition of revenue for software accessories sold in connection with our equipment or free-standing software sales as these transactions will continue to be accounted for under the industry-specific software revenue recognition guidance as separate software elements.

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

If a deliverable in a multiple-element arrangement is subject to specific guidance, such as leased equipment in our bundled lease arrangements (which is subject to specific leasing guidance) or accessory software (which is subject to software revenue recognition guidance) that deliverable is separated from the arrangement based on its relative selling price (the relative selling price method – see below) and accounted for in accordance with such specific guidance. The remaining deliverables in a multiple-element arrangement are accounted for based on the guidance as outlined below.

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

9	Xerox 2010 Form 10-Q

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

In May 2010, the FASB issued ASU 2010-19 which amended Foreign Currency (ASC Topic 830). The purpose of this update was to codify the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. We have operations in Venezuela where the U.S. Dollar is the functional currency. In January 2010, Venezuela announced a devaluation of the Bolivar to an official rate of 4.30 Bolivars to the U.S. Dollar for the majority of our products. As a result of this devaluation, we recorded a currency loss of $21 in the first quarter of 2010 for the re-measurement of our net Bolivar denominated monetary assets. During most of 2010, the ability to obtain U.S. Dollars has been severely restricted. As a result, starting in the second quarter, we began to re-measure our net Bolivar denominated monetary transactions based on rates available in alternative markets including the Transaction System for Foreign Currency Denominated Securities (“SITME”). The average rate in the third quarter of 2010 was approximately 6.02 Bolivars to the U.S. Dollar. The impact of this change in the exchange rate was not material to our results for the quarter or year-to-date periods because we derive less than 0.5% of our total revenues from Venezuela.

Since the filing of our 2009 Annual Report, the FASB issued ASU No. 2010-09 through No. 2010-26. Other than those ASU’s discussed above, these ASUs generally entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

10	Xerox 2010 Form 10-Q

Note 4 – Segment Reporting

Our reportable segments are aligned with how we manage the business and view the markets we serve. In 2010, as a result of our acquisition of ACS, we realigned our internal financial reporting structure. (Refer to Note 5 – Acquisitions for information regarding the ACS acquisition.) We now report our financial performance based on the following two primary reportable segments – Technology and Services. The Technology segment represents the combination of our former Production and Office segments excluding the document outsourcing business, which was previously included in these reportable segments. The Services segment represents the combination of our document outsourcing business and ACS’s business process outsourcing and information technology (“IT”) outsourcing businesses. We believe this realignment will help us to better manage our business and view the markets we serve, which are primarily centered around equipment systems and outsourcing services. Our Technology segment operations involve the sale and support of a broad range of document systems from entry level to the high-end. Our Services segment operations involve delivery of a broad range of outsourcing services including document, business processing and IT outsourcing services. Our 2009 segment disclosures have been restated to reflect our new 2010 internal reporting structure.

The Technology segment is centered around strategic product groups, which share common technology, manufacturing and product platforms. This segment includes the sale of products and supplies, as well as the associated technical service and financing of those products. Our products range from:

•	“Entry,” which includes A4 devices and desktop printers.

•

“Mid-Range,” which includes A3 devices that generally serve workgroup environments in mid to large enterprises. This includes products that fall into the following market categories: Color 41+ ppm priced at less than $100K and Light Production 91+ppm priced at less than $100K.

•	“High-End,” which includes production printing and publishing systems that generally serve the graphic communications marketplace and large enterprises.

The Services segment comprises three outsourcing service offerings:

•	Document Outsourcing (which includes Managed Print Services)

•	Business Process Outsourcing

•	Information Technology Outsourcing.

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

Operating segment revenues and profitability for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue	Profit (Loss)	Revenue	Profit (Loss)
2010
Technology	$2,466	$247	$7,504	$753
Services	2,554	286	6,926	808
Other	408	(79)	1,227	(276)

Total	$5,428	$454	$15,657	$1,285

2009
Technology	$2,399	$234	$7,210	$648
Services	865	58	2,548	150
Other	411	(88)	1,202	(263)

Total	$3,675	$204	$10,960	$535

11	Xerox 2010 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation to Pre-tax Income
Segment Profit	$454	$204	$1,285	$535
Reconciling items:
Restructuring and asset impairment charges	(4)	2	(210)	5
Restructuring charges of Fuji Xerox	(6)	(9)	(33)	(40)
Acquisition-related costs	(5)	(9)	(68)	(9)
Amortization of intangible assets	(85)	(15)	(227)	(44)
Venezuelan devaluation costs	—	—	(21)	—
ACS shareholders litigation settlement	—	—	(36)	—
Equity in net income of unconsolidated affiliates	(26)	(15)	(52)	(14)

Pre-tax Income	$328	$158	$638	$433

Note 5 – Acquisitions

Affiliated Computer Services, Inc.:

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

Goodwill of approximately $2.3 billion is deductible for tax purposes as a result of previous taxable acquisitions made by ACS. While the allocation of goodwill among reporting units is not complete, we expect the majority of the goodwill will be related to our Services segment.

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

•	finalization of estimates associated with the repatriation of earnings from ACS’s foreign subsidiaries; and
•	allocation of goodwill among reporting units.

15	Xerox 2010 Form 10-Q

Pro-forma impact of the acquisition: The unaudited pro-forma results presented below include the effects of the ACS acquisition as if it had been consummated as of January 1, 2010 and 2009. The pro-forma results include the amortization associated with an estimate for the acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for unearned revenue, software and land, buildings and equipment. To better reflect the combined operating results, material non-recurring charges directly attributable to the transaction have been excluded. In addition, the pro-forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro-forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010 or January 1, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$5,428	$5,343	$16,276	$15,915
Net income – Xerox	250	181	421	500
Basic earnings per-share	0.18	0.13	0.29	0.35
Diluted earnings per-share	0.17	0.13	0.29	0.35

The pro-forma information presented above is different than the pro-forma information provided in ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for the period ended September 30, 2010.

Other Acquisitions:

TMS Health (“TMS”)

In October 2010, ACS acquired TMS, a U.S. based teleservices company that provides customer care services to the pharmaceutical, biotech and healthcare industries, for approximately $48 in cash. Through TMS, ACS will improve communication between pharmaceutical companies, physicians, consumers and pharmacists. By providing customer education, product sales and marketing, and clinical trial solutions, ACS builds on the IT and BPO services it already delivers to the healthcare and pharmaceutical industries.

Georgia Duplicating Products

In September 2010, GIS acquired Georgia Duplicating Products, an office equipment supplier, for approximately $21 net of cash acquired. This acquisition furthers our strategy of supporting business customers across the U.S. with an expanding network of office technology providers. The operating results of Georgia Duplicating Products are not material to our financial statements and are included within our Technology segment from the date of acquisition. The purchase price was primarily allocated to intangible assets and goodwill based on management’s estimates.

ExcellerateHRO, LLP (“EHRO”)

In July 2010, ACS acquired EHRO, a global benefits administration and relocation services provider, for $125 net of cash acquired. This acquisition establishes ACS as one of the world’s largest pension plan administrators and as a leading provider of outsourced health and welfare and relocation services. The operating results of EHRO are not material to our financial statements and are primarily included within our Services segment from the date of acquisition. The purchase price was primarily allocated to intangible assets (consisting of customer relationships of $34 and software of $8) and goodwill of $75 based on third-party valuations and management’s estimates.

Irish Business Systems Limited

In January 2010, we acquired Irish Business Systems Limited (“IBS”) for approximately $29 net of cash acquired. This acquisition expands our reach into the small and mid-size business market in Ireland. IBS has eight offices located throughout Ireland and is a managed print services provider and the largest independent supplier of digital imaging and printing solutions in Ireland. The operating results of IBS are not material to our financial statements and are included within our Technology segment from the date of acquisition. The purchase price was primarily allocated to intangible assets and goodwill based on management’s estimates.

16	Xerox 2010 Form 10-Q

Note 6 – Sales of Accounts Receivables

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivable without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. The agreements involve the sale of entire groups of accounts receivable for cash. In certain instances a portion of the sales proceeds are held back and deferred until collection of the related receivables by the purchaser. The portion of the sales proceeds held back and deferred is initially recorded at estimated fair value and is subsequently accounted for as a short-term receivable. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows since such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $108 at September 30, 2010. Under most of the agreements, we also continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material at September 30, 2010. Accounts receivables sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Accounts receivable sales	$574	$349	$1,586	$960
Deferred proceeds	97	—	212	—
Fees associated with sales	3	3	10	9
Estimated (decrease) increase to operating cash flows(1)	(11)	(34)	(81)	98

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of the deferred proceeds, collections prior to the end of the quarter and currency.

Note 7 – Inventories

The following is a summary of Inventories by major category:

	September 30, 2010	December 31, 2009
Finished goods	$1,008	$772
Work-in-process	63	43
Raw materials	106	85

Total Inventories	$1,177	$900

Note 8 – Investment in Affiliates, at Equity

Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Fuji Xerox	$23	$13	$41	$6
Other investments	3	2	11	8

Total Equity in Net Income of Unconsolidated Affiliates	$26	$15	$52	$14

Fuji Xerox

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income for the nine months ended September 30, 2010 and 2009 includes after-tax restructuring charges of $33 and $40, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.

17	Xerox 2010 Form 10-Q

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Summary of Operations:
Revenues	$2,860	$2,442	$8,326	$7,364
Costs and expenses	2,655	2,363	7,894	7,331

Income before income taxes	205	79	432	33
Income tax expense	97	26	204	—

Net Income	108	53	228	33
Less: Net income – noncontrolling interests	1	—	3	—

Net Income – Fuji Xerox	$107	$53	$225	$33

Weighted Average Rate (1)	85.79	93.58	89.43	94.84

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Note 9 – Restructuring Programs

In 2010, we recorded $210 of net restructuring and asset impairment charges, which included $206 of severance costs related to headcount reductions of approximately 2,700 employees, lease termination and asset impairment charges of $22 and $18 of net reversals primarily due to changes in estimated reserves from prior year initiatives. Year-to-date actions applied almost equally to North America and Europe, with approximately 10% related to our developing market countries. Of these actions, approximately 50% were focused on gross margin improvements, 25% on selling, administrative and general expense reductions and 25% on the optimization of RD&E investments.

We expect to incur additional restructuring costs of approximately $120 in 2010 beyond the $280 full year amount that was previously disclosed for actions and initiatives which have not yet been finalized. The additional restructuring is related to continued cost-reduction activities and acquisition synergies as well as to address the impact of adverse currency.

Information related to restructuring program activity during the nine months ended September 30, 2010 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(1)	Total
Balance December 31, 2009	$54	$20	$—	$74

Restructuring provision	206	17	5	228
Reversals of prior accruals	(14)	(4)	—	(18)

Net current period charges(2)	192	13	5	210
Charges against reserve and currency	(139)	(9)	(5)	(153)

Balance September 30, 2010	$107	$24	$—	$131

(1)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
(2)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Charges against reserve	$(70)	$(65)	$(153)	$(231)
Asset impairment	1	—	5	—
Effects of foreign currency and other non-cash items	15	(1)	—	—

Cash Payments for Restructurings	$(54)	$(66)	$(148)	$(231)

18	Xerox 2010 Form 10-Q

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,(1)		Nine Months Ended September 30,(1)
	2010	2009	2010	2009
Technology	$2	$—	$138	$(4)
Services	2	(1)	47	(1)
Other	—	(1)	25	—

Total Net Restructuring Charges	$4	$(2)	$210	$(5)

(1)	Adjusted to conform to our 2010 segment change. Refer to Note 4, Segment Reporting, for additional information related to segments.

Note 10 – Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest expense(1)	$148	$131	$454	$392
Interest income(2)	165	182	511	551

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 11 – Financial Instruments

Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

Fair Value Hedges

As of September 30, 2010 and December 31, 2009, pay variable/receive fixed interest rate swaps with notional amounts of $950 and $2,350 and net asset fair values of $46 and $1, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2010 or 2009.

The following is a summary of our fair value hedges at September 30, 2010:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Notes due 2013	2009	$200	$7	3.91%	5.65%	Libor	2013
Senior Notes due 2014	2009	350	16	6.06%	8.25%	Libor	2014
Senior Notes due 2015	2010	300	18	1.71%	4.25%	Libor	2015
Senior Notes due 2016	2009	100	5	3.96%	6.40%	Libor	2016

Total		$950	$46

Terminated Swaps

During the nine months ended September 30, 2010, interest rate swaps that had been designated as fair value hedges of certain debt instruments were terminated. These terminated interest rate swaps had an aggregate notional value of $2,500. The fair value adjustment of $(67) to the debt instruments, is being amortized to interest income over the remaining term of the related notes.

19	Xerox 2010 Form 10-Q

Foreign Exchange Risk Management

We are a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchase option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:

•	Foreign currency-denominated assets and liabilities
•	Forecasted purchases and sales in foreign currency

Summary of Foreign Exchange Hedging Positions

At September 30, 2010, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,286, which is reflective of the amounts that are normally outstanding at any point during the year. These contracts generally mature in 12 months or less.

The following is a summary of the primary hedging positions and corresponding fair values as of September 30, 2010:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.S. Dollar	$421	$24
Japanese Yen/Euro	323	(12)
Japanese Yen/U.S. Dollar	280	6
U.K. Pound Sterling/Euro	262	(5)
U.S. Dollar/Euro	226	(5)
Swiss Franc/Euro	163	(1)
Swedish Krona/Euro	97	1
Euro/U.K. Pound Sterling	85	2
U.K. Pound Sterling/Swiss Franc	74	(5)
Danish Krone/Euro	59	—
All Other	296	1

Total Foreign Exchange Hedging	$2,286	$6

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at September 30, 2010.

Foreign Currency Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net asset fair value of these contracts was zero and $1 as of September 30, 2010 and December 31, 2009, respectively.

20	Xerox 2010 Form 10-Q

Summary of Derivative Instruments Fair Value

The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$8	$4
Interest rate swaps	Other long-term assets	46	10

	Total Assets	$54	$14

Foreign exchange contracts – forwards	Other current liabilities	$8	$3
Interest rate swaps	Other long-term liabilities	—	9

	Total Liabilities	$8	$12

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$36	$12

Foreign exchange contracts – forwards	Other current liabilities	$30	$12

Summary of Derivatives	Total Derivative Assets	$90	$26
	Total Derivative Liabilities	38	24

	Total Net Derivative Asset	$52	$2

Summary of Derivative Instruments Gains (Losses)

The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income Three Months Ended September 30,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended September 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$35	$16	$(35)	$(16)

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income Nine Months Ended September 30,		Hedged Item Gain (Loss) Recognized in Income Nine Months Ended September 30,
		2010	2009	2010	2009
Interest rate contracts	Interest expense	$113	$(6)	$(113)	$6

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended September 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended September 30,
	2010	2009		2010	2009
Interest rate contracts	$—	$1	Interest expense	$—	$—
Foreign exchange contracts – forwards	(2)	9	Cost of sales	7	(2)

Total Cash Flow Hedges	$(2)	$10		$7	$(2)

21	Xerox 2010 Form 10-Q

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Nine Months Ended September 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Nine Months Ended September 30,
	2010	2009		2010	2009
Interest rate contracts	$—	$(1)	Interest expense	$—	$—
Foreign exchange contracts – forwards	23	(1)	Cost of sales	18	1

Total Cash Flow Hedges	$23	$(2)		$18	$1

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

The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2010	2009	2010	2009
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$(2)	$(12)	$87	$33

During the three months ended September 30, 2010 and 2009, we recorded Currency losses, net of $0 and $5, respectively. During the nine months ended September 30, 2010 and 2009, we recorded Currency losses, net of $20 and $26, respectively. Currency losses, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Note 12 – Fair Value of Financial Assets and Liabilities

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement:

	Total Fair Value Measurement September 30, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts – forwards	$44	$—	$44	$—
Interest rate swaps	46	—	46	—
Deferred compensation investments in cash surrender life insurance	66	—	66	—
Deferred compensation investments in mutual funds	28	—	28	—

Total	$184	$—	$184	$—

Liabilities:
Foreign exchange contracts-forwards	$38	$—	$38	$—
Deferred compensation plan liabilities	91	—	91	—

Total	$129	$—	$129	$—

22	Xerox 2010 Form 10-Q

	Total Fair Value Measurement December 31, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts-forwards	$16	$—	$16	$—
Interest rate swaps	10	—	10	—

Total	$26	$—	$26	$—

Liabilities:
Foreign exchange contracts-forwards	$15	$—	$15	$—
Interest rate swaps	9	—	9	—

Total	$24	$—	$24	$—

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

Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$975	$975	$3,799	$3,799
Accounts receivable, net	3,172	3,172	1,702	1,702
Short-term debt	1,636	1,684	988	1,004
Long-term debt	7,860	8,518	8,276	8,569
Liability to subsidiary trust issuing preferred securities	649	677	649	814

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

23	Xerox 2010 Form 10-Q

Note 13 – Employee Benefit Plans

The components of Net periodic benefit cost and Other changes in plan assets and benefit obligations were as follows:

	Pension Benefits				Retiree Health
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009	2010	2009	2010	2009
Components of Net Periodic Benefit Costs:
Service cost	$45	$44	$133	$129	$2	$1	$6	$5
Interest cost	119	128	357	371	13	15	41	46
Expected return on plan assets	(118)	(132)	(354)	(382)	—	—	—	—
Recognized net actuarial loss	18	6	53	18	—	—	—	—
Amortization of prior service credit	(6)	(5)	(16)	(16)	(8)	(10)	(21)	(31)
Recognized settlement loss	9	27	55	55	—	—	—	—

Net periodic benefit cost	67	68	228	175	7	6	26	20

Other changes in plan assets and benefit obligations recognized in Other comprehensive income:
Net actuarial loss (gain)(3)	43	—	43	—	(9)	—	(9)	—
Prior service cost (credit)(2)	(17)	—	(17)	—	(31)	—	(31)	—
Amortization of net prior service credit	6	5	16	16	8	10	21	31
Amortization of net actuarial losses	(27)	(33)	(108)	(73)	—	—	—	—

Total recognized in Other comprehensive income(1)	5	(28)	(66)	(57)	(32)	10	(19)	31

Total recognized in Net periodic benefit cost and Other comprehensive income	$72	$40	$162	$118	$(25)	$16	$7	$51

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The amount, net of tax, is included within Note 14, Shareholders’ Equity.
(2)

As a result of a renegotiation of the contract with our largest union, we amended our union pension plan for this population to freeze the final average pay formula of the pension plan effective January 1, 2013 and our union retiree health benefits plan to eliminate a portion of the subsidy currently paid to current and future Medicare-eligible retirees effective January 1, 2011. These amendments are generally consistent with amendments previously made to our salaried employee retirement plans. We will have negotiations with other unions representing employees in these plans in 2011. The future income statement impact from these amendments is not material.

(3)

Represents adjustments as a result of the plan amendments noted above as well as the actual valuation results based on January 1, 2010 plan census data for the U.S. and Canadian defined benefit plans and the U.S. retiree medical plan.

The following table provides a summary of the components of the Net change in benefit plans included within Other comprehensive income as reported in Note 14, Shareholders’ Equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Expense)/benefit	2010	2009	2010	2009
Other changes in plan assets and benefit obligations	$27	$18	$85	$(26)
Income tax	(9)	(7)	(31)	12
Fuji Xerox changes in defined benefit plans(1)	(1)	(12)	32	(43)
Currency, net	(39)	17	14	(83)
Other, net	3	—	—	—

Net Change in Benefit Plans	$(19)	$16	$100	$(140)

(1)	Represents our share of Fuji Xerox’s changes.

24	Xerox 2010 Form 10-Q

During the nine months ended September 30, 2010, we made contributions of $205 and $67 to our pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $39 to our pension plans and $30 to our other post-retirement benefit plans in 2010 for a total of $244 for pension plans and $97 for other post-retirement benefit plans.

Note 14 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL (1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2009	$871	$2,493	$5,674	$(1,988)	$7,050	$141	$7,191
Net income	—	—	435	—	435	23	458
Translation adjustments	—	—	—	15	15	—	15
Changes in benefit plans (2)	—	—	—	100	100	—	100
Other unrealized gains, net	—	—	—	2	2	—	2

Comprehensive Income					$552	$23	$575

ACS Acquisition (3)	490	3,825	—	—	4,315	—	4,315
Cash dividends declared – common stock (4)	—	—	(182)	—	(182)	—	(182)
Cash dividends declared – preferred stock (5)	—	—	(15)	—	(15)	—	(15)
Stock option and incentive plans	27	167	—	—	194	—	194
Tax loss on stock option and incentive plans, net	—	(6)	—	—	(6)	—	(6)
Distributions to noncontrolling interests	—	—	—	—	—	(16)	(16)

Balance at September 30, 2010	$1,388	$6,479	$5,912	$ (1,871)	$11,908	$148	$12,056

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL (1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2008	$866	$2,447	$5,341	$ (2,416)	$6,238	$120	$6,358
Net income	—	—	305	—	305	20	325
Translation adjustments	—	—	—	590	590	—	590
Net changes in benefit plans (2)	—	—	—	(140)	(140)	—	(140)
Other unrealized losses, net	—	—	—	(1)	(1)	—	(1)

Comprehensive Income					$754	$20	$774

Cash dividends declared – common stock(4)	—	—	(114)	—	(114)	—	(114)
Stock option and incentive plans	4	37	—	—	41	—	41
Tax loss on stock option and incentive plans, net	—	(21)	—	—	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)

Balance at September 30, 2009	$870	$2,463	$5,532	$(1,967)	$6,898	$133	$7,031

(1)	Refer to the “Accumulated Other Comprehensive Loss (AOCL)” section for additional information.
(2)	Refer to Note 13, Employee Benefit Plans for additional information.
(3)	See Note 5 – Acquisitions for further information.
(4)	Cash dividends declared on common stock of $0.0425 per share in each quarter of 2010 and 2009.
(5)	Cash dividends declared on preferred stock of $12.22 per share in the first quarter of 2010 and $20 per share in the second and third quarters of 2010.

25	Xerox 2010 Form 10-Q

Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Xerox	$250	$123	$435	$305
Translation adjustments	559	138	15	590
Changes in benefit plans	(19)	16	100	(140)
Other unrealized (losses) gains, net	(8)	8	2	(1)

Comprehensive Income – Xerox	782	285	552	754
Net income – to noncontrolling interests	6	6	23	20
Translation adjustments – noncontrolling interests	1	—	—	—

Comprehensive Income – Noncontrolling Interests	7	6	23	20

Total Comprehensive Income	$789	$291	$575	$774

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

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is composed of the following as of September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010	December 31, 2009
Cumulative translation adjustments	$(785)	$(800)
Benefit plans net actuarial losses and prior service credits (1)	(1,090)	(1,190)
Other unrealized gains, net	4	2

Total Accumulated Other Comprehensive Loss	$(1,871)	$(1,988)

(1)	Includes our share of Fuji Xerox – see Note 13 for additional information.

26	Xerox 2010 Form 10-Q

Note 15 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic Earnings per Share:
Net income attributable to Xerox	$250	$123	$435	$305
Accrued dividends on preferred stock	(6)	—	(15)	—

Adjusted Net Income Available to Common Shareholders	$244	$123	$420	$305

Weighted-average common shares outstanding	1,387,110	871,304	1,301,950	869,544

Basic Earnings per Share	$0.18	$0.14	$0.32	$0.35

Diluted Earnings per Share:
Net income attributable to Xerox	$250	$123	$435	$305
Accrued dividends on preferred stock	(6)	—	(15)	—

Adjusted Net Income Available to Common Shareholders	$244	$123	$420	$305

Weighted-average common shares outstanding	1,387,110	871,304	1,301,950	869,544
Common shares issuable with respect to:
Stock options	11,691	708	11,795	425
Restricted stock and performance shares	15,912	8,769	15,036	5,188
Convertible securities	1,992	1,992	—	—

Adjusted Weighted Average Common Shares Outstanding	1,416,705	882,773	1,328,781	875,157

Diluted Earnings per Share	$0.17	$0.14	$0.32	$0.35

The following represents total shares excluded from the computation of diluted earnings per share as a result of the treasury stock method for stock options, restricted stock and performance shares or the if-converted method for convertible securities (shares in thousands):

Stock options	70,747	43,767	70,643	44,050
Restricted stock and performance shares	24,147	20,914	25,022	24,495
Convertible preferred stock	26,966	—	26,966	—
Convertible securities	—	—	1,992	1,992

	121,860	64,681	124,623	70,537

Dividends per common share	$0.0425	$0.0425	$0.1275	$0.1275

27	Xerox 2010 Form 10-Q

Note 16 – Contingencies

Brazil Tax and Labor Contingencies

Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. The total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,254 and $1,225 as of September 30, 2010 and December 31, 2009, respectively, with the increase primarily related to currency movement, partially offset by the favorable resolution of a large municipal service tax matter. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2010 we had $273 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $19 and additional letters of credit of approximately $157. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

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

28	Xerox 2010 Form 10-Q

Litigation Against the Company

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action is a class action on behalf of all persons and entities who purchased Xerox Corporation common stock during the period October 22, 1998 through October 7, 1999 inclusive (“Class Period”) and who suffered a loss as a result of misrepresentations or omissions by Defendants as alleged by Plaintiffs (the “Class”). The Class alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refiling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius (“Agius”) and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. After that conference and Agius’s withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification. In April 2008, defendants filed their response and motion to disqualify Milberg LLP as a lead counsel. On September 30, 2008, the Court entered an order certifying the class and denying the appointment of Milberg LLP as class counsel. Subsequently, on April 9, 2009, the Court denied defendants’ motion to disqualify Milberg LLP. On November 6, 2008, the defendants filed a motion for summary judgment. Briefing with respect to the motion is complete. The Court has not yet rendered a decision. The parties also filed motions to exclude the testimony of certain expert witnesses. On April 22, 2009, the Court denied plaintiffs’ motions to exclude the testimony of two of defendants’ expert witnesses. On September 30, 2010, the Court denied plaintiffs’ motion to exclude the testimony of another of defendants’ expert witnesses. The Court also granted defendants’ motion to exclude the testimony of one of plaintiffs’ expert witnesses, and granted in part and denied in part defendants’ motion to exclude the testimony of plaintiffs’ two remaining expert witnesses. The individual defendants and we deny any wrongdoing and are vigorously defending the action. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

29	Xerox 2010 Form 10-Q

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

On May 19, 2010, Xerox, ACS, Boulder, and the other defendants and plaintiffs in the Delaware and Texas Actions entered into a Stipulation and Agreement of Compromise and Settlement (“Settlement”) resolving all claims by ACS shareholders arising out of Xerox’s acquisition of ACS, including all claims in the Delaware and Texas Actions. The defendants in the Delaware and Texas Actions did not admit to any wrongdoing as part of the Settlement, which provided for an aggregate payment of $69 on behalf of all defendants, including a payment of approximately $36 by Xerox, net of expected insurance proceeds. The Delaware court approved the Settlement at a hearing held on August 24, 2010. The Settlement is now final. In light of the Delaware court’s approval of the Settlement, on October 13, 2010, the Texas court signed an order dismissing the Texas action.

Other Contingencies

Certain contracts, primarily those involving public sector customers, require us to provide a surety bond or a letter of credit as a guarantee of performance. As of September 30, 2010, $682 of our outstanding surety bonds and $55 of our outstanding letters of credit secure our performance of contractual obligations with our customers. In addition, approximately $18 of our letters of credit secure our casualty insurance and vendor programs and other corporate obligations. In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract; the probability of which we believe is remote. We believe that our capacity in the surety markets as well as under various credit arrangements (including our Credit Facility) is sufficient to allow us to respond to future requests for proposals that require such credit support.

30	Xerox 2010 Form 10-Q

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2010, we serviced a FFEL portfolio of approximately 4 million loans with an outstanding principal balance of approximately $52.5 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2010, other current liabilities include reserves which we believe to be adequate.

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

Note 17 – Subsequent Event

In October 2010, we redeemed our $550 7.625% Senior Notes due in 2013 and our $25 6.00% Medium-term Notes due 2014. We incurred a loss on extinguishment of approximately $15, representing the call premium of approximately $7 on our Senior Notes as well as the write-off of unamortized debt costs of $8. As a result, the Notes were included in short-term debt on the balance sheet at September 30, 2010.

On October 15, 2010 ACS acquired TMS Health, a U.S. based teleservices company that provides customer care services to the pharmaceutical, biotech and healthcare industries, for approximately $48 in cash. Refer to Note 5 – Acquisitions, for further information.

31	Xerox 2010 Form 10-Q

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Results for the three and nine months ended September 30, 2010 reflected revenue growth and operational cost and expense improvements. We completed the acquisition of Affiliated Computer Services, Inc. (“ACS”) on February 5, 2010, and their results subsequent to that date through September 30, 2010 are included in our results. Total revenue of $5.4 billion and $15.7 billion for the three and nine months ended September 30, 2010, respectively, reflects an increase of 48% and 43%, respectively, from the prior year. Currency had a 2-percentage point unfavorable impact for the third quarter and had no impact for the nine months ended September 30, 2010. In order to provide a clearer comparison of our results to the prior year, we are also providing a discussion and analysis on a pro-forma basis, where we include ACS’s 2009 estimated results from February 6 through September 30 in our historical 2009 results. (The pro-forma information included within this MD&A is different than the pro-forma information provided in Note 5 – Acquisitions, in the Condensed Consolidated Financial Statements. The pro-forma information included in Note 5 presents the combined results for 2010 and 2009 as if the acquisition was completed January 1st of each respective year. See the “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure.) On a pro-forma3 basis, total revenue for the three and nine months ended September 30, 2010 increased 2% and 3%, respectively, with currency having a 2-percentage point unfavorable impact on the three month period and no impact on the nine month period.

Net income attributable to Xerox for the three and nine months ended September 30, 2010 was $250 million and $435 million, respectively, and included $64 million and $444 million, respectively, of after-tax costs and expenses related to restructuring, intangibles amortization, acquisition-related costs and other discrete and unusual items. Net income attributable to Xerox for the three and nine months ended September 30, 2009 was $123 million and $305 million, respectively, and included $27 million and $76 million, respectively, of similar after-tax costs and expenses.

Cash flow from operations was $1.4 billion for the nine months ended September 30, 2010. Cash used in investing activities of $2.0 billion primarily reflects the net cash consideration of $1.5 billion for the ACS acquisition. Cash used in financing activities was $2.3 billion primarily reflecting the repayment of ACS’s debt of $1.7 billion as well as net payments on other debt.

32	Xerox 2010 Form 10-Q

Summary Results

Revenues

	Three Months Ended September 30,				% of Total Revenue
(in millions)	2010	2009	% Change	Pro-forma (3) % Change	2010	2009
Revenue:
Equipment sales	$907	$802	13%	13%	17%	22%
Supplies, paper and other	793	753	5%	1%	14%	20%

Sales	1,700	1,555	9%	7%	31%	42%
Service, outsourcing and rentals	3,567	1,942	84%	1%	66%	53%
Finance income	161	178	(10)%	(10)%	3%	5%

Total Revenues	$5,428	$3,675	48%	2%	100%	100%

Segments:
Technology	$2,466	$2,399	3%	3%	45%	65%
Services	2,554	865	195%	2%	47%	24%
Other	408	411	(1)%	(1)%	8%	11%

Total Revenues	$5,428	$3,675	48%	2%	100%	100%

Memo:
Annuity Revenue (1)	$4,521	$2,873	57%	—%	83%	78%
Color (2)	$1,515	$1,411	7%	7%	28%	38%

	Nine Months Ended September 30,				% of Total Revenue
(in millions)	2010	2009	% Change	Pro-forma (3) % Change	2010	2009
Revenue:
Equipment sales	$2,659	$2,400	11%	11%	17%	22%
Supplies, paper and other	2,510	2,251	12%	7%	16%	20%

Sales	5,169	4,651	11%	9%	33%	42%
Service, outsourcing and rentals	9,990	5,773	73%	1%	64%	53%
Finance income	498	536	(7)%	(7)%	3%	5%

Total Revenues	$15,657	$10,960	43%	3%	100%	100%

Segments:
Technology	$7,504	$7,210	4%	4%	48%	66%
Services	6,926	2,548	172%	2%	44%	23%
Other	1,227	1,202	2%	2%	8%	11%

Total Revenues	$15,657	$10,960	43%	3%	100%	100%

Memo
Annuity Revenue (1)	$12,998	$8,560	52%	1%	83%	78%
Color (2)	$4,597	$4,232	9%	9%	29%	39%

Third quarter 2010 total revenues increased 48% compared to the third quarter 2009. Our consolidated 2010 results include the results of Affiliated Computer Services, Inc. (“ACS”). On a pro-forma3 basis, third quarter 2010 total revenue grew 2%. Currency had a 2-percentage point negative impact on total revenues in the quarter. Total revenues included the following:

•	57% increase in annuity revenue[1] or flat on a pro-forma[3] basis. This included a 2-percentage point negative impact from currency. The components of annuity revenue were as follows:
-

Service, outsourcing and rentals revenue of $3,567 million increased 84% or 1% on a pro-forma[3] basis, with a 1-percentage point negative impact from currency. Growth of 8% in Business Process Outsourcing revenue partially offset the decline in pages. The digital pages trend has stabilized at a 4% decline while color pages are growing at 9%.

33	Xerox 2010 Form 10-Q

-

Supplies, paper and other sales of $793 million increased 5% or 1% on a pro-forma[3] basis, with a 1-percentage point negative impact from currency. An increase in supplies revenue of 4% offset a decline in paper revenue.

•

13% increase in equipment sales revenue, including a 2-percentage point negative impact from currency. Growth in install activity was partially offset by the impact of product mix and price declines of 5% to 10%.

•	7% increase in color revenue[2], including a 3-percentage point negative impact from currency, reflects:
-	2% increase in color annuity revenue, including a 3-percentage point negative impact from currency. The increase was driven by higher color page volumes.
-	23% increase in color equipment sales revenue, including a 3-percentage point negative impact from currency. The increase was driven by strong installs of new products.

Total revenues for the nine months ended September 30, 2010 increased 43% compared to the prior year period. Our consolidated 2010 results include the results of ACS subsequent to February 5, 2010, the effective date of the acquisition. On a pro-forma3 basis, total revenue for the nine months ended September 30, 2010 grew 3%. Currency had a negligible impact on total revenues. Total revenues included the following:

•	52% increase in annuity revenue[1], or 1% on a pro-forma[3] basis and no impact from currency. The components of annuity revenue were as follows:
-

Service, outsourcing and rentals revenue of $9,990 million increased 73% or 1% on a pro-forma[3] basis, with no impact from currency. This increase was driven by Business Process Outsourcing revenue that offset declines in technical service revenue driven by a continued but stabilizing decline in pages. Total digital pages declined 4% while color pages increased 9%.

-

Supplies, paper and other sales of $2,510 million increased 12% or 7% on a pro-forma[3] basis, with no impact from currency. This growth was driven by supplies revenues which offset a decline in paper sales.

•	11% increase in equipment sales revenue including negligible impact from currency. Growth in install activity was partially offset by price declines of 5% to 10%.
•	9% increase in color revenue[2], including a negligible impact from currency and reflects:
-	6% increase in color annuity revenue, with no impact from currency. The increase was driven by higher printer supplies purchases and higher page volumes.
-	15% increase in color equipment sales revenue, including a 1-percentage point negative impact from currency. The increase was driven by higher installs of new products.

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
(3)

Growth on a pro-forma basis reflects the inclusion of ACS’s adjusted results from February 6 through September 30 in 2009. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

Net Income

Third quarter 2010 net income attributable to Xerox was $250 million, or $0.17 per diluted share. On an adjusted basis, net income attributable to Xerox was $314 million, or $0.22 per diluted share.

Third quarter 2009 net income attributable to Xerox was $123 million, or $0.14 per diluted share. On a comparable adjusted basis, net income attributable to Xerox was $150 million, or $0.17 per diluted share.

Net income attributable to Xerox for the nine months ended September 30, 2010 was $435 million, or $0.32 per diluted share. On an adjusted basis, net income attributable to Xerox was $879 million, or $0.65 per diluted share.

Net income attributable to Xerox for the nine months ended September 30, 2009 was $305 million, or $0.35 per diluted share. On a comparable adjusted basis, net income attributable to Xerox was $381 million, or $0.44 per diluted share.

34	Xerox 2010 Form 10-Q

The adjustments to net income include:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
As Reported	$250	$0.17	$123	$0.14	$435	$0.32	$305	$0.35
Adjustments:
Xerox and Fuji Xerox restructuring charges	8	0.01	9	0.01	177	0.13	40	0.05
Acquisition-related costs	3	—	8	0.01	53	0.04	8	0.01
Amortization of intangible assets	53	0.04	10	0.01	141	0.10	28	0.03
ACS shareholder litigation settlement	—	—	—	—	36	0.03	—	—
Venezuela devaluation costs	—	—	—	—	21	0.02	—	—
Medicare subsidy tax law change	—	—	—	—	16	0.01	—	—

	64	0.05	27	0.03	444	0.33	76	0.09
Adjusted	$314	$0.22	$150	$0.17	$879	$0.65	$381	$0.44

Operations Review

(in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	Total Revenue	Segment Profit (Loss)	Segment Margin	Total Revenue	Segment Profit (Loss)	Segment Margin
2010
Technology	$2,466	$247	10.0%	$7,504	$753	10.0%
Services	2,554	286	11.2%	6,926	808	11.7%
Other	408	(79)	(19.4)%	1,227	(276)	(22.5)%

Total	$5,428	$454	8.4%	$15,657	$1,285	8.2%

2009
Technology	$2,399	$234	9.8%	$7,210	$648	9.0%
Services	865	58	6.7%	2,548	150	5.9%
Other	411	(88)	(21.4)%	1,202	(263)	(21.9)%

Total	$3,675	$204	5.6%	$10,960	$535	4.9%

2009 Pro-forma(1)
Technology	$2,399	$234	9.8%	$7,210	$648	9.0%
Services	2,507	258	10.3%	6,806	713	10.5%
Other	411	(117)	(28.5)%	1,202	(339)	(28.2)%

Total	$5,317	$375	7.1%	$15,218	$1,022	6.7%

(1)

Results are discussed primarily on a pro-forma basis and include ACS’s estimated results from February 6 through September 30 in 2009 since actual comparisons against the prior year are not meaningful. See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP financial measure.

2010 Segment Reporting Change

In 2010, as a result of our acquisition of ACS, we realigned our internal financial reporting structure and began reporting our financial performance based on two primary segments – Technology and Services. The Technology segment represents the combination of our former Production and Office segments excluding the document outsourcing business. The Services segment represents the combination of our document and business process outsourcing businesses and ACS’s business process outsourcing and information technology outsourcing businesses. We believe this realignment will help us to better manage our business and view the markets we serve, which are primarily centered around equipment systems and outsourcing services. Our Technology segment operations involve the sale and support of a broad range of document systems from entry level to the high-end. Our Services segment operations involve delivery of a broad range of outsourcing services including document, business processing and IT outsourcing services. Our 2009 segment disclosures have been restated to reflect our new 2010 internal reporting structure. Refer to Note 4, Segment Reporting, in the Condensed Consolidated Financial Statements for descriptions of these segments.

35	Xerox 2010 Form 10-Q

Technology

Our Technology segment includes the sale of products and supplies, as well as the associated technical service and financing of those products.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2010	2009	Change	2010	2009	Change
Equipment sales	$805	$702	15%	$2,351	$2,115	11%
Post sale revenue (1)	1,661	1,697	(2)%	5,153	5,095	1%

Total Revenue	$2,466	$2,399	3%	$7,504	$7,210	4%

(1)	Post sale revenue does not include outsourcing revenue which is reported in our Services segment.

Third quarter 2010 Technology revenue of $2,466 million increased 3%, including a 2-percentage point negative impact from currency. Total revenues included the following:

•	15% increase in equipment sales revenue with a 2-percentage point negative impact from currency driven by growth across all product categories and geographical regions.
•	2% decrease in post sale revenue with a 2-percentage point negative impact from currency.
•	Technology revenue mix is 22% entry, 56% mid-range and 22% high-end.

Technology revenue for the nine months ended September 30, 2010 of $7,504 million increased 4%, with negligible impact from currency. Total revenues included the following:

•	11% increase in equipment sales revenue with 1-percentage point negative impact from currency, driven by install growth across all product categories and geographical regions.
•	1% increase in post sale revenue with no impact from currency, driven primarily by growth in supplies in developing markets and sales to our OEM partners.
•	Technology revenue mix is 22% entry, 56% mid-range and 22% high-end.

Segment Profit

Third quarter 2010 Technology profit of $247 million increased $13 million from third quarter 2009. The increase in revenues and the lower cost and expense driven by restructuring more than offset the negative mix impact on gross profit from the increased percentage of equipment revenues.

Technology profit for the nine months ended September 30, 2010 of $753 million increased $105 million from prior year period, predominantly reflecting gross profit flow-through from higher revenue.

Installs

Entry

Installs for the third quarter 2010:

•	65% increase in installs of A4 black-and-white multifunction devices driven by growth across all regions.
•	44% increase in installs of A4 color multifunction devices driven by strong growth across all regions.
•	13% increase in installs of color printers driven by higher sales of Xerox-branded products and sales to OEM partners.

36	Xerox 2010 Form 10-Q

Installs for the nine months ended September 30, 2010:

•	57% increase in installs of A4 black-and-white multifunction devices driven by growth in developing markets.
•	44% increase in installs of A4 color multifunction devices driven by demand for new products.
•	4% increase in installs of color printers driven by higher sales of Xerox-branded products and sales to OEM partners.

Mid-Range

Installs for the third quarter 2010:

•	22% increase in installs of mid-range black-and-white devices driven by growth in our recently launched mid-range products.
•	47% increase in installs of mid-range color devices primarily driven by demand for new products, such as the WorkCentre® 7120 / 7700 and the continued strong demand for the ColorQubeTM and Xerox 700.

Installs for the nine months ended September 30, 2010:

•	7% increase in installs of mid-range black-and-white devices driven by growth in our recently launched mid-range products.
•

30% increase in installs of mid-range color devices driven primarily by demand for new products, such as the ColorQubeTM, WorkCentre® 7435, Docucolor 250/252 and the continued strong demand for the Xerox 700.

High-End

Installs for the third quarter 2010:

•	2% increase in installs of high-end black-and-white systems.
•	54% increase in installs of high-end color systems, reflecting strong demand for the recently launched Xerox Color 800 and 1000.

Installs for the nine months ended September 30, 2010:

•	6% decrease in installs of high-end black-and-white systems, reflecting declines across most product segments.
•	31% increase in installs of high-end color systems, reflecting increased installs for the 7002 digital press and the recently launched Xerox Color 800 and 1000.

Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. “Entry”, “Mid-Range” and “High-End” are defined in Note 4, Segment Reporting, in the Condensed Consolidated Financial Statements.

Services

Our Services segment comprises three service offerings: Business Process Outsourcing (“BPO”), Document Outsourcing (“DO”) and Information Technology Outsourcing (“ITO”).

Note: Services total revenue and segment profit for the three and nine months ended September 30, 2010 increased 195% and 172%, respectively, and 393% and 439%, respectively, on an actual basis primarily due to the inclusion of ACS in 2010. Since these comparisons are not meaningful, results for the Services segment are primarily discussed below on a pro-forma2 basis, with ACS’s 2009 estimated results from February 6 through September 30 included in our historical 2009 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

Revenue

Third quarter 2010 Services total revenue of $2,554 million increased 195% or 2% on a pro-forma2 basis and included a 1-percentage point negative impact from currency.

•

BPO revenue delivered pro-forma[2] revenue growth of 8% and represented 56% of total Services revenue. BPO growth was driven by healthcare services, customer care, financial services and healthcare payer services.

•

DO revenue decreased 5%, including a 2-percentage point negative currency impact, and represented 31% of total Services revenue. The decrease was due to lower equipment sales and the continued impact of the weak economy on usage levels.

•	ITO revenue decreased 2% on a pro-forma[2] basis and represented 13% of total Services revenue.

37	Xerox 2010 Form 10-Q

Services total revenue for the nine months ended September 30, 2010 of $6,926 million increased 172% or 2% on a pro-forma2 basis. Currency had no impact on total revenues.

•

BPO revenue had strong pro-forma[2] revenue growth of 6% and represented 52% of total Services revenue. BPO growth was driven by healthcare services, customer care, financial services and healthcare payer services.

•	DO revenue decreased 3%, including no impact from currency, and represented 35% of total Services revenue.
•	ITO revenue on a pro-forma[2] basis declined 2% and represented 13% of total Services revenue.
•	On a normalized basis, which would include a full nine months of ACS results, we expect that BPO, DO and ITO would represent approximately 50%, 35% and 15% of Services revenue, respectively.

Segment Profit

Third quarter 2010 Services profit of $286 million increased $228 million, or $28 million on a pro-forma2 basis, from third quarter 2009 driven primarily by BPO revenue growth.

Services profit for the nine months ended September 30, 2010 of $808 million increased $658, or $95 million on a pro-forma2 basis, from the prior year period driven by BPO revenue growth and lower cost and expense driven by restructuring and synergy savings.

Metrics

Pipeline

Our BPO and ITO sales pipeline, including synergy opportunities, grew approximately 40% over the third quarter 2009. This sales pipeline includes the Total Contract Value (“TCV”) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million. The DO sales pipeline grew approximately 16% over the third quarter 2009. The DO sales pipeline includes all active deals with $10 million or greater in TCV.

Signings

Signings (“Signings”) are defined as estimated future revenues from contracts signed during the period, including renewals. Services signings were an estimated $3.0 billion in TCV for the third quarter. Combined with the previous three quarters, the trailing twelve month growth was 26% as compared to the comparable prior year period.

Signings were as follows:

(in billions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
BPO	$2.0	$7.7
DO	0.8	2.3
ITO	0.2	1.0

Total Signings	$3.0	$11.0

Signings growth was driven by strong Signings in both our BPO and DO businesses. In 2010 we signed significant new business in the following areas:

•	Child support payment processing
•	Commercial healthcare
•	Customer Care
•	Electronic payment cards
•	Enterprise Print Services in the U.S., Europe and the developing markets
•	Government Healthcare
•	Telecom and hardware services
•	Transportation

TCV represents the estimated future contract revenue for pipeline or Signings contracts.

38	Xerox 2010 Form 10-Q

Other

Revenue

Third quarter 2010 Other revenue of $408 million decreased 1%, including a 2-percentage point negative impact from currency. Increases in network integration and electronic presentation systems and Wide Format equipment sales offset a decline in paper sales and the impact of currency.

Other revenue for the nine months ended September 30, 2010 of $1,227 million increased 2%, including negligible impact from currency. This increase was driven by GIS’s network integration and electronic presentation systems and supplies sales partially offset by a decrease in paper sales.

Paper comprised approximately 60% of the 2010 and 2009 Other segment revenue.

Segment Profit

Third quarter 2010 Other loss of $79 million improved $9 million from third quarter 2009, driven primarily by higher gross profit reflecting an increase in gross margins as a result of the mix of revenues.

Other loss for the nine months ended September 30, 2010 of $276 million increased $13 million from the prior year period, driven primarily by higher interest expense that offset the increase in gross profit flow-through from higher revenue.

Costs, Expenses and Other Income

Gross Margin

	Three Months Ended September 30,			Pro-forma(2) Change	Nine Months Ended September 30,			Pro-forma(2) Change
	2010	2009	Change		2010	2009	Change
Sales	33.7%	33.7%	— pts	0.6 pts	34.6%	33.3%	1.3 pts	1.6 pts
Service, outsourcing and rentals	32.2%	42.7%	(10.5) pts	(0.7) pts	33.5%	42.6%	(9.1) pts	(0.3) pts
Financing income	62.1%	62.4%	(0.3) pts	(0.3) pts	62.7%	61.9%	0.8 pts	0.8 pts
Total Gross Margin	33.6%	39.8%	(6.2) pts	(0.3) pts	34.8%	39.6%	(4.8) pts	0.2 pts

Note: Total gross margin decreased 6.2-percentage points and 4.8-percentage points and service, outsourcing and rentals margins decreased 10.5-percentage points and 9.1-percentage points for the three and nine months ended September 30, 2010, respectively, on an actual basis primarily due to the ACS acquisition. ACS, as a typical services based company, had a lower gross margin as compared to a technology based company, which typified Xerox before the acquisition. Since actual comparisons are not meaningful, gross margins are primarily discussed below on a pro-forma basis, with ACS’s 2009 estimated results from February 6 through September 30 included in our historical 2009 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

Total gross margin for third quarter 2010 of 33.6% decreased 6.2-percentage points, or 0.3-percentage points on a pro-forma2 basis, as compared to the third quarter 2009. Third quarter 2009 results included a benefit of 0.3-percentage points related to a favorable property tax adjustment in North America.

Total gross margin for the nine months ended September 30, 2010 of 34.8% decreased 4.8-percentage points, or increased 0.2-percentage points on a pro-forma2 basis, as compared to the prior year comparable period and included a 0.1-percentage point benefit from the European duties refund. 2009 included a benefit of 0.1-percentage points related to a favorable property tax adjustment in North America.

Sales gross margin was flat, or increased 0.6-percentage points on a pro-forma2 basis, as compared to the third quarter 2009. On a pro-forma basis, the positive impact of cost improvements more than offset the impact of price declines and unfavorable year-over-year transaction currency.

39	Xerox 2010 Form 10-Q

Sales gross margin for the nine months ended September 30, 2010 increased 1.3-percentage points, or 1.6-percentage points on a pro-forma2 basis, as compared to the prior year period. Sales gross margin benefited from cost improvements, favorable product mix and the European duties refund, which more than offset the impact of price declines.

Service, outsourcing and rentals margin decreased 10.5-percentage points and 0.7 on a pro-forma2 basis, as compared to the third quarter 2009. On a pro-forma basis, the positive impact of cost reductions was more than offset by negative mix, a third quarter 2009 favorable property tax adjustment in North America and the impact of unfavorable year-over-year transaction currency.

Service, outsourcing and rentals margin for the nine months ended September 30, 2010 decreased 9.1-percentage points, or 0.3-percentage points on a pro-forma2 basis, as compared to the prior year period as price declines and mix were only partially offset by cost improvements.

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended September 30,			Pro-forma(2) Change	Nine Months Ended September 30,			Pro-forma(2) Change
(in millions)	2010	2009	Change		2010	2009	Change
R&D	$157	$175	$(18)	$(18)	$490	$522	$(32)	$(32)
Sustaining engineering	32	34	(2)	(2)	98	93	5	5

Total RD&E Expenses	$189	$209	$(20)	$(20)	$588	$615	$(27)	$(27)

RD&E % Revenue	3.5%	5.7%	(2.2) pts	(0.4) pts	3.8%	5.6%	(1.8) pts	(0.2) pts

RD&E of $189 million and $588 million for the three and nine months ended September 30, 2010, respectively was $20 million and $27 million lower than the prior year comparable periods reflecting the benefits from restructuring and productivity improvements. We invest in technological research and development, particularly in color, software and services. We believe that our R&D spending is sufficient to remain technologically competitive. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

	Three Months Ended September 30,			Pro-forma(2) Change	Nine Months Ended September 30,			Pro-forma(2) Change
(in millions)	2010	2009	Change		2010	2009	Change
Total SAG	$1,136	$1,007	$129	$(18)	$3,398	$3,024	$374	$10
SAG % Revenue	20.9%	27.4%	(6.5) pts	(0.8) pts	21.7%	27.6%	(5.9) pts	(0.6) pts

Note: SAG as a percent of revenue for the third quarter 2010 and nine months ended September 30, 2010 decreased 6.5-percentage points and 5.9-percentage points, respectively, on an actual basis primarily due to the ACS acquisition. ACS, as a typical service based company, had lower SAG as a percent of revenue as compared to a technology based company, which typified Xerox before the acquisition. Since actual comparisons are not meaningful, SAG is primarily discussed below on a pro-forma basis, with ACS’s 2009 estimated results from February 6 through September 30 included in our historical 2009 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

SAG expenses of $1,136 million in the third quarter 2010 were $129 million higher, and $18 million lower on a pro-forma2 basis, than the third quarter 2009, including a $18 million favorable impact from currency. The SAG expense increase reflects the following on a pro-forma basis:

•

$32 million increase in selling expenses, reflecting increased demand generation and brand advertising and higher commissions partially offset by the benefits from restructuring and productivity improvements.

•	$36 million decrease in general and administrative expenses, reflecting the benefits from restructuring and operational improvements.
•	$14 million decrease in bad debt expenses to $46 million, reflecting an improving write-off trend. 2010 third quarter bad debt expense continues to remain less than one percent of receivables.

40	Xerox 2010 Form 10-Q

SAG expenses of $3,398 million for the nine months ended September 30, 2010 were $374 million higher than the prior year period, or $10 million higher on a pro-forma2 basis, both including an $8 million unfavorable impact from currency. The pro-forma SAG expense increase reflects the following:

•	$101 million increase in selling expenses reflecting increased demand generation brand advertising that offset the benefits from restructuring and productivity improvements.
•	$28 million decrease in general and administrative expenses, reflecting benefits from restructuring and operational improvements.
•	$63 million decrease in bad debt expenses to $148 million, reflecting an improving write-off trend.

Restructuring and Asset Impairment Charges

During the third quarter 2010, we recorded an additional $4 million of net restructuring and asset impairment charges, which included $7 million of severance costs related to headcount reductions of approximately 100 employees for new actions primarily in North America and $3 million of lease cancellations and asset impairment charges. These costs were partially offset by $6 million of net reversals for changes in estimated reserves from prior period initiatives.

We recorded $210 million of net restructuring and asset impairment charges for the nine months ended September 30, 2010, which included $206 million of severance costs related to headcount reductions of approximately 2,700 employees, lease termination and asset impairment charges of $22 million and $18 million of net reversals primarily due to changes in estimated reserves from prior year initiatives. Year-to-date actions applied almost equally to North America and Europe, with approximately 10% related to our developing market countries. Of these actions, approximately 50% were focused on gross margin improvements 25% on SAG reductions and 25% on the optimization of RD&E investments and include the following areas:

•	Supply chain and manufacturing infrastructure
•	Back office functions
•	Technical service and managed service costs
•	Development and engineering costs

We expect to incur additional restructuring costs of approximately $120 million in 2010 beyond the $280 million full year amount that was previously disclosed for actions and initiatives which have not yet been finalized. The additional restructuring is related to continued cost-reduction activities and acquisition synergies as well as to address the impact of adverse currency.

The restructuring reserve balance as of September 30, 2010 for all programs was $131 million, of which approximately $114 million is expected to be spent over the next twelve months. Refer to Note 9, Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Acquisition-related Costs

Costs of $5 million and $68 million were incurred in the three and nine months ended September 30, 2010, respectively, in connection with our acquisition of ACS. These costs include $1 million and $54 million, respectively, of transaction costs which represent external costs directly related to completing the acquisition of ACS and primarily include expenditures for investment banking, legal, accounting and other similar services. Legal costs include costs associated with the recently settled ACS shareholders litigation. The remainder of the acquisition-related costs represents external incremental costs directly related to the integration of ACS and Xerox. These costs include expenditures for consulting, systems integration, corporate communication services and consolidation of facilities.

Amortization of Intangible Assets

During the three and nine months ended September 30, 2010, we recorded $85 million and $227 million, respectively, of expense related to the amortization of intangible assets, which is $70 million and $183 million higher than the prior year periods, respectively. These increases primarily reflect the amortization of intangibles associated with our acquisition of ACS. As a result of the ACS acquisition, amortization of acquired intangibles for 2010 is expected to be approximately $250 million higher than the prior year. Refer to Note 5, Acquisitions, in the Condensed Consolidated Financial Statements for additional information regarding the ACS acquisition.

41	Xerox 2010 Form 10-Q

Worldwide Employment

Worldwide employment of 133,200 at September 30, 2010 increased approximately 79,600 from December 31, 2009, primarily due to additional headcount acquired as a result of the ACS acquisition.

Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Non-financing interest expense	$87	$64	$268	$188
Interest income	(4)	(4)	(13)	(15)
Gains on sales of businesses and assets	(15)	(6)	(16)	(15)
Currency losses, net	—	5	20	26
ACS shareholders litigation settlement	—	—	36	—
Litigation matters	2	1	3	8
All Other expenses, net	6	8	16	31

Total Other Expenses, Net	$76	$68	$314	$223

Non-Financing Interest Expense: Non-financing interest expense for the three and nine months ended September 30, 2010 of $87 million and $268 million, respectively, was $23 million and $80 million, respectively, higher than prior year periods due to higher debt balances primarily as a result of our $2 billion Senior Note offering used to finance the acquisition of ACS.

Gains on Sales of Businesses and Assets: Third quarter 2010 gains on sales of businesses and assets of $15 million was $9 million higher than third quarter 2009 due to the sale of a facility in Latin America.

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

All Other Expenses, Net: All other expenses, net for the nine months ended September 30, 2010 decreased $15 million driven in part by lower interest expense on the Brazil tax and labor contingencies.

Income Taxes

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$328	$98	29.9%	$158	$44	27.8%

Adjustments:
Xerox restructuring charge	4	2		—	—
Acquisition-related costs	5	2		9	1
Amortization of intangible assets	85	32		15	5

Adjusted	$422	$134	31.8%	$182	$50	27.5%

42	Xerox 2010 Form 10-Q

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$638	$232	36.4%	$433	$122	28.2%

Adjustments:
Xerox restructuring charge	210	66		—	—
Acquisition-related costs	68	15		9	1
Amortization of intangible assets	227	86		44	16
Venezuela devaluation costs	21	—		—	—
Medicare subsidy tax law change (1)	—	(16)		—	—
ACS shareholders litigation settlement	36	—		—	—

Adjusted	$1,200	$383	31.9%	$486	$139	28.6%

(1)

Medicare Subsidy Tax Law Change  —  Beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy.

The effective tax rate for the three and nine months ended September 30, 2010 was 29.9% and 36.4%, respectively. On an adjusted basis the tax rate for the three and nine months ended September 30, 2010 was 31.8%3 and 31.9%3, respectively. The adjusted tax rate for the three and nine months was lower than the U.S. statutory rate primarily due to the net tax benefits from the geographical mix of income before taxes and the related tax rates in these jurisdictions as well as the settlement and re-measurement of certain previously unrecognized tax benefits. These benefits were partially offset by the incremental U.S. tax cost on foreign income.

The effective tax rate for the three and nine months ended September 30, 2009 was 27.8% and 28.2%, respectively, which was lower than the U.S. statutory tax rate primarily due to the net tax benefits from the geographical mix of income before taxes and the related tax rates in those jurisdictions.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the geographical mix of income and the related tax rates in those jurisdictions and available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our adjusted effective tax rate for the fourth quarter of 2010 will be approximately 32%.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Total equity in net income of unconsolidated affiliates	$26	$15	$52	$14
Fuji Xerox after-tax restructuring costs (1)	$6	$9	$33	$40

(1)	Represents our 25% share of Fuji Xerox after-tax restructuring costs.

Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox. The increase in equity income for the three and nine months ended September 30, 2010 was due to an increase in Fuji Xerox’s net income, which was primarily driven by higher revenue and cost improvements.

(1)	Post sale revenue does not include outsourcing revenue which is reported in our Services segment.
(2)

Results are discussed primarily on a pro-forma basis and include ACS’s estimated results from February 6 through September 30 in 2009 since actual comparisons against the prior year would not otherwise be meaningful. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

(3)	See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP financial measure.

43	Xerox 2010 Form 10-Q

Capital Resources and Liquidity

Cash Flow Analysis

The following table summarizes our cash and cash equivalents for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
(in millions)	2010	2009	Change
Net cash provided by operating activities	$1,419	$1,241	$178
Net cash used in investing activities	(1,962)	(274)	(1,688)
Net cash used in financing activities	(2,253)	(1,054)	(1,199)
Effect of exchange rate changes on cash and cash equivalents	(28)	17	(45)

Decrease in cash and cash equivalents	(2,824)	(70)	(2,754)
Cash and cash equivalents at beginning of period	3,799	1,229	2,570

Cash and Cash Equivalents at End of Period	$975	$1,159	$(184)

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,419 million in the nine months ended September 30, 2010 and includes approximately $109 million of cash outflows for acquisition-related costs. The $178 million increase in cash from the nine months ended September 30, 2009 was primarily due to the following:

•	$800 million increase in pre-tax income before depreciation and amortization, stock-based compensation, litigation, restructuring and the Venezuelan currency devaluation.
•

$456 million increase due to higher accounts payable and accrued compensation primarily related to higher inventory purchases and the timing of accounts payable payments as well as increased compensation, benefit and other accruals.

•	$115 million increase primarily from the early termination of certain interest rate swaps.
•	$83 million increase due to lower restructuring payments.
•

$513 million decrease due to an increase in accounts receivable of $628 million reflecting higher revenues partially offset by collections of $115 million of deferred proceeds from prior quarter sales of receivables.

•	$470 million decrease as a result of higher inventory levels reflecting increased activity.
•	$137 million decrease as a result of up-front costs and other customer related spending associated with services contracts.
•	$108 million decrease primarily due to contributions to our U.S. pension plans. No 2009 contributions were made to our U.S. pension plans due to the availability of prior years’ credit balances.
•	$77 million decrease due to lower net run-off of finance receivables as a result of higher equipment sales revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,962 million for the nine months ended September 30, 2010. The $1,688 million increase in the use of cash from the nine months ended September 30, 2009 was primarily due to the following:

•

$1,529 million increase primarily due to the acquisitions of ACS for $1,495 million, ExcellerateHRO, LLP for $125 million, IBS for $29 million and Georgia Duplicating Products for $21 million in 2010, as compared to $145 million for GIS’s acquisition of ComDoc, Inc. in 2009.

•	$204 million increase due to higher capital expenditures (including internal use software) primarily as a result of the inclusion of ACS in 2010.

Cash Flows from Financing Activities

Net cash used in financing activities was $2,253 million for the nine months ended September 30, 2010. The $1,199 million increase in the use of cash from the nine months ended September 30, 2009 was primarily due to the following:

•

$1,311 million increase from higher net payments on other debt. 2010 reflects the repayments of $1,733 million of ACS’s debt on the acquisition date and $950 million of Senior Notes, net payments of $87 million on other debt and $14 million of debt issuance costs for the bridge loan facility commitment, which was terminated in December 2009. These payments were offset by net proceeds of $602 million from borrowings under the Credit Facility. 2009 reflects the repayment of the 2009 Senior Notes of $879 million, net payments of $448 million for the two Zero Coupon Notes, net payments of $246 million on the Credit Facility and net payments of $48 million primarily for foreign short-term borrowings. These payments were partially offset by proceeds from the issuance of $750 million in Senior Notes.

44	Xerox 2010 Form 10-Q

•	$119 million decrease due to proceeds from the issuance of common stock primarily as a result of the exercise of stock options issued under the former ACS plans.

ACS Acquisition

On February 5, 2010, we acquired all of the outstanding equity of ACS in a cash-and-stock transaction, valued at approximately $6.2 billion, net of cash acquired. The table below details the consideration transferred to acquire ACS:

(in millions)	February 5, 2010
Xerox common stock issued	$4,149
Cash consideration, net of cash acquired	1,495
Value of exchanged stock options	168
Series A convertible preferred stock	349

Net Consideration – cash/non-cash	$6,161

Refer to Note 5, Acquisitions, in the Condensed Consolidated Financial Statements for additional information regarding the ACS acquisition.

Customer Financing Activities

The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2010	December 31, 2009
Total Finance receivables, net (1)	$6,562	$7,027
Equipment on operating leases, net	515	551

Total Finance Assets, net	$7,077	$7,578

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The reduction of $501 million in Total finance assets, net includes unfavorable currency of $91 million.

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

(in millions)	September 30, 2010	December 31, 2009
Financing debt (1)	$6,192	$6,631
Core debt	3,304	2,633

Total Debt	$9,496	$9,264

(1)

Financing debt includes $5,742 million and $6,149 million as of September 30, 2010 and December 31, 2009, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

45	Xerox 2010 Form 10-Q

The following summarizes our debt as of September 30, 2010 and December 31, 2009:

(in millions)	September 30, 2010	December 31, 2009
Principal debt balance	$9,248	$9,122
Net unamortized discount	—	(11)
Fair value adjustments	248	153

Total Debt	9,496	9,264
Less: Current maturities and short-term debt	(1,636)	(988)

Total Long-term Debt	$7,860	$8,276

Sales of Accounts Receivables

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivables without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. Accounts receivables sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Accounts receivable sales	$574	$349	$1,586	$960
Deferred proceeds	97	—	212	—
Fees associated with sales	3	3	10	9
Estimated (decrease) increase to operating cash flows(1)	(11)	(34)	(81)	98

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of the deferred proceeds, collections prior to the end of the quarter, and currency.

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

The following is a discussion of our liquidity position as of September 30, 2010:

•

As of September 30, 2010, total cash and cash equivalents was $975 million and our borrowing capacity under our Credit Facility was $1.4 billion, reflecting $602 million of outstanding borrowings and no letters of credit.

•

Cash flows from operations were $1.4 billion for the nine months ended September 30, 2010 and we expect full year cash flow from operations of $2.6 billion. Over the past two years we have consistently delivered strong cash flow from operations, driven by the strength of our annuity based revenue model. Cash flows from operations were $2.2 billion and $939 million for the years ended December 31, 2009 and 2008, respectively. Cash flows from operations in 2008 included $615 million in net payments for our securities litigation.

46	Xerox 2010 Form 10-Q

•	Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q4 2010	$588
2011	1,057
2012	1,120
2013	1,010
2014	770
2015	1,251
2016	950
2017	501
2018	1,001
2019 and thereafter	1,000

Total	$9,248

•

In October 2010, we redeemed our $550 million 7.625% Senior Notes due in 2013 and our $25 million 6.00% Medium-term Notes due 2014. We incurred a loss on extinguishment of approximately $15 million representing the call premium of approximately $7 million on our Senior Notes as well as the write-off of unamortized debt costs of $8 million. As a result, the Notes were included in short-term debt on the balance sheet at September 30, 2010.

•	In October 2010, the Board approved a commercial paper program, thus enabling the Company to diversify its sources of liquidity.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

In connection with our acquisition of ACS, we assumed liabilities under contractual obligations and commercial commitments as noted in the following table as of September 30, 2010:

(in millions)	2010	2011	2012	2013	2014	2015 and Thereafter	Total
Contractual Cash Obligations:
Long-term debt, including capital lease obligations (1)	$7	$27	$20	$8	$1	$251	$314
Minimum operating lease commitments	462	364	224	105	56	75	1,286

Total Contractual Cash Obligations	$469	$391	$244	$113	$57	$326	$1,600

Other Commercial Commitments(2):
Surety bonds	$307	$364	$5	$5	$—	$1	$682
Letters of credit	—	73	—	—	—	—	73

Total Other Commercial Commitments	$307	$437	$5	$5	$—	$1	$755

(1)	Principal portion only.
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

47	Xerox 2010 Form 10-Q

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

•	Net income and Earnings per share (“EPS”), and
•	Effective tax rate.

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

48	Xerox 2010 Form 10-Q

•

Other discrete, unusual or infrequent costs and expenses: In addition, we have also excluded the following additional items given the discrete, unusual or infrequent nature of these items on our results of operations for the period – 1) ACS shareholders litigation settlement (Q2); 2) Venezuela devaluation costs (Q1) and 3) Medicare subsidy tax law change (income tax effect only)(Q1). We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods as well as expected trends in our business.

Net Income and EPS reconciliation:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported	$250	$0.17	$123	$0.14
Adjustments:
Xerox and Fuji Xerox restructuring charges	8	0.01	9	0.01
Acquisition-related costs	3	—	8	0.01
Amortization of intangible assets	53	0.04	10	0.01

Adjusted	$314	$0.22	$150	$0.17

Average shares for the calculation of adjusted EPS for the third quarter 2010 were 1,444 million and include 27 million of shares associated with the Series A convertible preferred stock. Accordingly, the quarterly dividends of $6 million associated with those shares are excluded from adjusted net income. Each period we evaluate the dilutive effect of the Series A convertible preferred stock on an “if-converted” basis.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported	$435	$0.32	$305	$0.35
Adjustments:
Xerox and Fuji Xerox restructuring charges	177	0.13	40	0.05
Acquisition-related costs	53	0.04	8	0.01
Amortization of intangible assets	141	0.10	28	0.03
ACS shareholders litigation settlement	36	0.03	—	—
Venezuela devaluation costs	21	0.02	—	—
Medicare subsidy tax law change	16	0.01	—	—

Adjusted	$879	$0.65	$381	$0.44

Average shares for the calculation of adjusted EPS for the 2010 year-to-date period were 1,355 million and include 24 million shares, which represents a pro-rata portion of the 27 million of shares associated with the Series A convertible preferred stock. Accordingly, the year-to-date dividends of $15 million associated with those shares are excluded from adjusted net income. Each period we evaluate the dilutive effect of the Series A convertible preferred stock on an “if-converted” basis.

49	Xerox 2010 Form 10-Q

Effective Tax reconciliation:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$328	$98	29.9%	$158	$44	27.8%
Adjustments:
Xerox restructuring charge	4	2		—	—
Acquisition-related costs	5	2		9	1
Amortization of intangible assets	85	32		15	5

Adjusted	$422	$134	31.8%	$182	$50	27.5%

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$638	$232	36.4%	$433	$122	28.2%
Adjustments:
Xerox restructuring charge	210	66		—	—
Acquisition-related costs	68	15		9	1
Amortization of intangible assets	227	86		44	16
Venezuela devaluation costs	21	—		—	—
Medicare subsidy tax law change	—	(16)		—	—
ACS shareholders litigation settlement	36	—		—	—

Adjusted	$1,200	$383	31.9%	$486	$139	28.6%

Pro-forma Basis

To better understand the trends in our business, we discuss our 2010 operating results by comparing them against adjusted 2009 results which include ACS historical results for the comparable period. Accordingly, we have included ACS’s 2009 estimated results for the comparable period, February 6, 2009 through September 30, 2009 in our reported 2009 results. We refer to comparisons against these adjusted 2009 results as “pro-forma” basis comparisons. ACS’s 2009 historical results have been adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, exited businesses and other material non-recurring costs associated with the acquisition. We believe comparisons on a pro-forma basis are more meaningful than the actual comparisons given the size and nature of the ACS acquisition. We believe the pro-forma basis comparisons allow investors to have better understanding and additional perspective of the expected trends in our business as well as the impact of the ACS acquisition on the Company’s operations.

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

50	Xerox 2010 Form 10-Q

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Pro-forma:

	Three Months Ended September 30,
Total Xerox (in millions)	As Reported 2010	As Reported 2009	Pro-forma 2009 (1)	Change	Pro-forma Change
Revenue:
Equipment sales	$907	$802	$802	13%	13%
Supplies, paper and other	793	753	788	5%	1%

Sales	1,700	1,555	1,590	9%	7%
Service, outsourcing and rentals	3,567	1,942	3,549	84%	1%
Finance income	161	178	178	(10)%	(10)%

Total Revenues	$5,428	$3,675	$5,317	48%	2%

Service, outsourcing and rentals	$3,567	$1,942	$3,549	84%	1%
Add: Finance income	161	178	178
Add: Supplies, paper and other sales	793	753	788

Annuity Revenue	$4,521	$2,873	$4,515	57%	—%

Gross Profit:
Sales	$573	$524	$527
Service, outsourcing and rentals	1,150	829	1,167
Finance income	100	111	111

Total	$1,823	$1,464	$1,805

Gross Margin:
Sales	33.7%	33.7%	33.1%	— pts	0.6 pts
Service, outsourcing and rentals	32.2%	42.7%	32.9%	(10.5) pts	(0.7) pts
Finance income	62.1%	62.4%	62.4%	(0.3) pts	(0.3) pts
Total	33.6%	39.8%	33.9%	(6.2) pts	(0.3) pts
RD&E	$189	$209	$209
RD&E % Revenue	3.5%	5.7%	3.9%	(2.2) pts	(0.4) pts
SAG	$1,136	$1,007	$1,154
SAG % Revenue	20.9%	27.4%	21.7%	(6.5) pts	(0.8) pts

	Nine Months Ended September 30,
Total Xerox (in millions)	As Reported 2010	As Reported 2009	Pro-forma 2009 (1)	Change	Pro-forma Change
Revenue:
Equipment sales	$2,659	$2,400	$2,400	11%	11%
Supplies, paper and other	2,510	2,251	2,343	12%	7%

Sales	5,169	4,651	4,743	11%	9%
Service, outsourcing and rentals	9,990	5,773	9,939	73%	1%
Finance income	498	536	536	(7)%	(7)%

Total Revenues	$15,657	$10,960	$15,218	43%	3%

Service, outsourcing and rentals	$9,990	$5,773	$9,939	73%	1%
Add: Finance income	498	536	536
Add: Supplies, paper and other sales	2,510	2,251	2,343

Annuity Revenue	$12,998	$8,560	$12,818	52%	1%

Gross Profit:
Sales	$1,788	$1,551	$1,566
Service, outsourcing and rentals	3,343	2,460	3,360
Finance income	312	332	332

Total	$5,443	$4,343	$5,258

51	Xerox 2010 Form 10-Q

Gross Margin:
Sales	34.6%	33.3%	33.0%	1.3 pts	1.6 pts
Service, outsourcing and rentals	33.5%	42.6%	33.8%	(9.1) pts	(0.3) pts
Finance income	62.7%	61.9%	61.9%	0.8 pts	0.8 pts
Total	34.8%	39.6%	34.6%	(4.8) pts	0.2 pts
RD&E	$588	$615	$615
RD&E % Revenue	3.8%	5.6%	4.0%	(1.8) pts	(0.2) pts
SAG	$3,398	$3,024	$3,388
SAG % Revenue	21.7%	27.6%	22.3%	(5.9) pts	(0.6) pts

(1)

Pro-forma reflects ACS’s 2009 estimated results from July 1 through September 30 for the three months and February 6 through September 30 for the nine months ended September 30, 2009, adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, certain non-recurring product sales and other material non-recurring costs associated with the acquisition.

Services Segment:

	Three Months Ended September 30,			Change	Pro-forma Change
(in millions)	As Reported 2010	As Reported 2009	Pro-forma 2009 (1)
Document Outsourcing	$796	$841	$841	(5)%	(5)%
Business Processing Outsourcing	1,424	24	1,318	*	8%
Information Technology Outsourcing	341	—	348	*	(2)%
Less: Intra-Segment Eliminations	(7)	—	—	*	*

Total Revenue – Services	$2,554	$865	$2,507	195%	2%

Segment Profit – Services	$286	$58	$258	393%	11%

Segment Margin – Services	11.2%	6.7%	10.3%	4.5 pts	0.9 pts

*	Percent change not meaningful.

	Nine Months Ended September 30,			Change	Pro-forma Change
(in millions)	As Reported 2010	As Reported 2009	Pro-forma 2009 (1)
Document Outsourcing	$2,407	$2,478	$2,478	(3)%	(3)%
Business Processing Outsourcing	3,634	70	3,421	*	6%
Information Technology Outsourcing	892	—	907	*	(2)%
Less: Intra-Segment Eliminations	(7)	—	—	*	*

Total Revenue – Services	$6,926	$2,548	$6,806	172%	2%

Segment Profit – Services	$808	$150	$713	439%	13%

Segment Margin – Services	11.7%	5.9%	10.5%	5.8 pts	1.2 pts

*	Percent change not meaningful.

(1)

Pro-forma reflects ACS’s 2009 estimated results from July 1 through September 30 for the three months and February 6 through September 30 for the nine months ended September 30, 2009, adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, certain non-recurring product sales and other material non-recurring costs associated with the acquisition.

52	Xerox 2010 Form 10-Q

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The information set forth under Note 16 – Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A	RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2009 Annual Report. The Risk Factors remain applicable from our 2009 Annual Report, with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of September 30, 2010, we had $9.5 billion of total debt and a $649 million liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $7.1 billion at September 30, 2010. The total cash and cash equivalents was $975 million at September 30, 2010. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

53	Xerox 2010 Form 10-Q

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations and funding from third parties. As of September 30, 2010, total cash and cash equivalents was $975 million, and our borrowing capacity under our Credit Facility was $1.4 billion, reflecting $602 million outstanding borrowings. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

The Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on: issuance of secured debt and preferred stock; investments and acquisitions; mergers; certain transactions with affiliates; creation of liens; asset transfers; hedging transactions; payment of dividends and certain other payments. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments. At September 30, 2010, we were in compliance with the covenants and other provisions of the Credit Facility and the senior notes. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2010

During the quarter ended September 30, 2010, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

Semi-Annual Director Fees

(a)	Securities issued on July 15, 2010: Registrant issued 60,968 Deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.
(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $8.53 per DSU (aggregate price $520,057), based upon the market value of our Common stock on July 15, 2010, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Dividend Equivalent

(a)	Securities issued on July 31, 2010: Registrant issued 1,849 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.
(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $8.125 per DSU (aggregate price $15,023), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

54	Xerox 2010 Form 10-Q

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2010

Repurchases of Xerox Common Stock, par value $1.00 per share include the following:

Board Authorized Share Repurchase Programs: We did not purchase Common stock during the third quarter of 2010.

Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $2.9 billion has been used through September 30, 2010. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
July 1 through 31	1,541,612	$7.97	n/a	n/a
August 1 through 31	217	$9.62	n/a	n/a
September 1 through 30	—	—	n/a	n/a

Total	1,541,829		n/a	n/a

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

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

55	Xerox 2010 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 29, 2010

56	Xerox 2010 Form 10-Q

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

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

57	Xerox 2010 Form 10-Q