Form 10-K
period 2010-12-31
XEROX CORP
filed 2011-02-23
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐        Smaller reporting company    ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2010 was: $11,119,697,695.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2011
Common Stock, $1 par value	1,399,441,447 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Corporation 2010 Annual Report to Shareholders	I & II
Xerox Corporation Notice of 2011 Annual Meeting of Shareholders and Proxy Statement (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements, environmental regulations and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; our ability to expand equipment placements and to drive the expanded use of color in printing and copying; development of new products and services; interest rates, cost of borrowing and access to credit markets; our ability to protect our intellectual property rights; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; reliance on third parties for manufacturing of products and provision of services; the risk that we will not realize all of the anticipated benefits from the acquisition of Affiliated Computer Services, Inc.; our ability to recover capital investments; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

ITEM 1.	BUSINESS OVERVIEW

We provide the industry’s broadest portfolio of document technology, services and software; and the most diverse array of business process and IT outsourcing support. Our document technology offerings serve businesses of all sizes and across industries to deliver solutions for both the workplace and production print environments. We leverage our technology and the document expertise of our employees to deliver further value for our customers through our document outsourcing solutions, which help customers improve their productivity and reduce costs. We have transformed our business with the acquisition of Affiliated Computer Services, Inc. (“ACS”) in February 2010, which allows Xerox to capitalize on the rapidly growing services market. Through our business process and IT outsourcing we offer global services from claims reimbursement and electronic toll transactions to the management of HR benefits and customer care centers to the operation of a company’s technology infrastructure.

Xerox 2010 Form 10-K  1

Our Strategy

We are well-positioned to lead in the markets in which we participate. Our strategy leverages our core strengths to drive growth within our segments and lines of businesses.

Xerox 2010 Form 10-K  2

Our core strengths include:

–	Our Brand – We have a strong and well-recognized brand that is known by businesses worldwide for delivering industry-leading document technology, services and solutions.

–	Global Presence – Our geographic footprint spans 160 countries and allows us to serve customers of all sizes to deliver superior technology and services regardless of complexity or number of customer locations.

–	Renowned Innovation – We have a history of innovation and, with more than 10,200 active U.S. patents and five global research centers, we are committed to continuing to lead in the document technology industry and to leverage our technology into new service areas.

–	Services Operational Excellence – We have an operational excellence model that leverages our global delivery capabilities, production model, incentive-based compensation process, proprietary systems and financial discipline to deliver productivity and lower costs for our customers.

We organize our business around two segments: Technology and Services.

–	Our Technology segment comprises our business of providing customers with document technology and related supplies, technical service and equipment financing. Our product categories within this segment include Entry, Mid-range and High-end products.

Xerox 2010 Form 10-K  3

–	Our Services segment is comprised of business process outsourcing, information technology outsourcing and document outsourcing services. Because we provide all three of these business services, we are uniquely positioned in the industry, and we believe this allows us to provide a differentiated solution and deliver greater value to our customers.

We will leverage our core strengths and market opportunities to grow our businesses by executing on the following growth initiatives:

–	Accelerating the Transition to Color – We have the broadest color portfolio in the industry and leading technologies to help customers realize the communication benefits of printing in color. Cost and quality improvements are driving the transition from black-and-white to color. With only 23% of Xerox pages printed on color devices, we believe there remains tremendous opportunity to grow color pages and revenues.

–	Advancing Customized Digital Printing – We are the leader in digital production printing, and we continue to create new market opportunities for digital printing through technology that enables personalized promotional and transactional documents, short-run book publishing, cross-media customized campaigns and more. Color digital production pages are estimated to grow over 20% CAGR from 2009 to 2014, according to internal market estimates.

–	Expand Distribution – We strive to ensure Xerox is considered by every customer and potential customer. We will continue to broaden our distribution capacity through acquisitions and channel partnerships targeted at expanding our presence in the small and mid-size business (“SMB”) market and we will capitalize on our coverage investments and partnerships to drive growth in digital production printing.

–	Extending Lead in Document Outsourcing – We lead the industry with end-to-end Document Management Services. Through offerings such as managed print services, we can help our customers save up to 30% on printing costs by optimizing their use of document systems across an entire enterprise. We will seek to grow our document outsourcing revenue by expanding our print services offerings to smaller companies, delivering solutions in new service categories such as multi-channel marketing communications, and leveraging our BPO and ITO presence to deliver even greater value to our customers.

Xerox 2010 Form 10-K  4

–	Expand BPO and ITO Globally – In 2010, approximately 90% of our BPO and ITO revenues were from services provided to customers in the United States. We believe there is tremendous opportunity to leverage Xerox’s global presence and customer relationships to expand our BPO and ITO services internationally.

–	Leverage Innovation – We have a strong heritage in innovation and we continue to invest heavily in research and development. In 2010, together with Fuji Xerox, our research and development spending was $1,602 million. We see great opportunity in applying our document management technology to deliver industry-leading document solutions to the market, to increase ACS’s existing BPO capabilities, and to deliver new services to help customers better manage their document-intensive business processes.

Acquisitions

In February 2010, we acquired Affiliated Computer Services, Inc. ACS is a premier provider of diversified business process outsourcing and information technology services and solutions to commercial and government clients worldwide.

Subsequent to the acquisition of ACS, we acquired three additional service companies, further expanding our BPO capabilities:

–	In July 2010, we acquired ExcellerateHRO, LLP (“EHRO”), a global benefits administration and relocation services provider. This acquisition establishes ACS as one of the world’s largest pension plan administrators and a leading provider of outsourced health, welfare and relocation services.

–	In October 2010, we acquired TMS Health, LLC (“TMS”), a U.S.-based teleservices company that provides customer care services to the pharmaceutical, biotech and healthcare industries. Through TMS, we will improve communication between pharmaceutical companies, physicians, consumers and pharmacists. By providing customer education, product sales and marketing, and clinical trial solutions, we build on our ITO and BPO services we are already delivering to the healthcare and pharmaceutical industries.

–	In November 2010, we acquired Spur Information Solutions, Limited (“Spur”), one of the United Kingdom’s leading providers of parking enforcement computer software used. Spur’s core software helps governments implement and enforce local parking codes across municipalities. The acquisition strengthens our broad portfolio of services that support the transportation industry.

Additionally in 2010, we acquired two companies to further expand our distribution capacity:

–	In January 2010, we acquired Irish Business Systems Limited (“IBS”) to expand our reach into the small and mid-size business market in Ireland. IBS, a managed print services provider, has eight offices located throughout Ireland and is the largest independent supplier of digital imaging and printing solutions in Ireland.

–	In September 2010, we acquired Georgia Duplicating Products, Inc., an office equipment supplier. This acquisition furthers our strategy of supporting business customers across the U.S. with an expanding network of office technology providers.

Business Model Fundamentals

Through our annuity-based business model, we deliver significant cash generation and have a strong foundation upon which we can expand earnings.

Xerox 2010 Form 10-K  5

Annuity Model

The fundamentals of our business rest upon an annuity model that drives significant recurring revenue and cash generation. Over 80% of our 2010 total revenue was annuity based revenue that includes contracted services, equipment maintenance and consumable supplies, among other elements. Some of the key indicators of annuity revenue growth include:

–	The number of page-producing machines in the field (“MIF”) which is impacted by the number of equipment installations
–	Page volume and the mix of color pages, as color pages generate more revenue per page than black-and-white
–	Services signings growth, which reflects the year-over-year increase in estimated future revenues from contracts signed during the period as measured on a trailing 12 month basis
–	Services pipeline growth, which measures the year-over-year increase in new business opportunities
–	Expanding the digital production printing market, as this is key to increasing pages.

Cash Generation

The combination of consistent strong cash flow from operations and modest capital investments enabled us in 2010 to pay down a significant amount of the debt associated with the ACS acquisition. Cash generation in the future will continue to provide a return to shareholders through:

–	Buying back shares under our share repurchase program once debt leverage targets are met
–	Expanding our distribution and business process outsourcing capabilities through acquisitions
–	Maintaining and, over time, increasing our quarterly dividend.

Expanded Earnings

We will expand our operating margin and future earnings through:

–	Modest revenue growth
–	Driving cost efficiencies to balance gross profit and expense
–	Repurchasing shares
–	Making accretive acquisitions.

Xerox 2010 Form 10-K  6

Segment Information

Our reportable segments are Technology, Services and Other. We present operating segment financial information in Note 2 – Segment Reporting in the Consolidated Financial Statements, which we incorporate by reference here. We have a very broad and diverse base of customers by both geography and industry, ranging from SMB to graphic communications companies, governmental entities, educational institutions and Fortune 1000 corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Technology

Xerox 2010 Form 10-K  7

Technology includes the sale of products and supplies, as well as the associated technical service and financing of those products. The Technology segment is centered around strategic product groups that share common technology, manufacturing and product platforms.

Xerox 2010 Form 10-K  8

Our strategic product groups are as follows:

Entry

Entry comprises products sold principally to small and mid-size businesses through a worldwide network of independent resellers, and includes desktop monochrome and color printers and multifunction printers (MFPs) ranging from small personal devices to larger workgroup printers designed to serve the needs of demanding office users. In 2010, we continued to build on our position in the market by:

–	Leveraging the market transition from larger centralized devices to more-affordable desktop-centric devices with a full portfolio of products
–	Making high-quality desktop color more affordable and easier to use for small businesses and large enterprises alike
–	Expanding our channel reach, partner programs and capacity to support the needs of the SMB market

Our Entry business products include:

–	ColorQube 8570/8870: Featuring advanced cartridge-free solid ink, the ColorQube 8570 and ColorQube 8870 color printers are powerful, no-fuss and waste-conscious printing solutions that are simple, highly productive and affordable, with the advantage of superior color output. At 40 pages-per-minute (“ppm”), these products are perfect for small to mid-size workgroups.
–	Phaser 7500: This 35 ppm color laser printer allows small and mid-size workgroups to attain professional-quality results. Key features include improved print quality as a function of 1200 dpi, new “Color by Words” Xerox technology, a natural language technology enabling easy and intuitive color adjustments, enhanced media handling capabilities and longer lives on customer replaceable parts.
–	WorkCentre 6400: The WC6400 is Xerox’s first desktop multifunction printer that utilizes Xerox’s Smart Controller platform and supports EIP, Xerox’s open platform allowing customization of applications on the MFP. The WorkCentre 6400 is also able to handle busy volumes with print speeds up to 32 ppm color/37 ppm mono and offers basic finishing, Print Around and ID Card Copy.

Mid-range

Mid-range comprises products sold to enterprises of all sizes, principally through dedicated Xerox-branded partners and our direct sales force. We offer a wide range of multifunction printers, copiers, digital printing presses and light production devices that deliver flexibility and advanced features.

In 2010, our Mid-range business continued to build on our position in the market by:

–	Enhancing our already strong product portfolio, making color more affordable, easier to use, faster and more reliable while maintaining our leadership position in black-and-white
–	Driving to a leadership position in the combined color page printer and color MFP market segments
–	Offering a complete range of services and solutions in partnership with independent software partners that allow our customers to analyze, streamline, automate, secure and track their document workflows.

The breadth of our Mid-range product portfolio is unmatched. We continued to build on this portfolio in 2010 with the launches of:

–	Xerox WorkCentre 7120: Xerox’s new multifunction printer combines affordable color with high-productivity workflow tools. Today’s MFPs do far more than copy and print – they improve the way work gets done; the WorkCentre 7120 helps SMBs maximize office productivity and produce affordable, impactful color documents.
–	WorkCentre 7545 and 7556: These new multifunction printers are equipped with features to help mid-size businesses and large workgroups boost productivity and meet their sustainability goals. They offer speeds up to 45 and 50 ppm color and 45 and 55 ppm black-and-white, respectively. The MFPs, which can copy, scan, fax and email, include advanced document management and workflow tools to make office work easier.

Xerox 2010 Form 10-K  9

–	Xerox Color 550/560 Digital Color Printer: The new Xerox Color 550/560 printer, with an easy-to-use color touch-screen, benchmark image quality and flexible finishing options, is an efficient choice for quick-print shops, small commercial printers, in-plant operations, advertising agencies, creative shops and office settings. It is the perfect fit in any print setting for applications ranging from marketing pieces to office documents.

High-end

We provide High-end digital monochrome and color systems designed for customers in the graphic communications industry and for large enterprises. These High-end devices enable digital on-demand printing, digital full-color printing and enterprise printing. We are the leading provider in the market offering a complete family of monochrome and color production systems, business development tools and workflow solutions. We are creating new market opportunities in targeted application areas with digital printing as a complement to traditional offset printing.

For more than two decades, we have delivered innovative technologies that have revolutionized the production printing industry. We are the industry leader in the number of pages produced on digital production color presses. We continued to build on our award-winning lineup in 2010 with the launches of:

–	Xerox Color Press 800 and 1000: These new products are additions to the portfolio and are positioned below iGen4, and above the DocuColor 8002. They offer customers a set of new innovative features. The optional fifth housing for clear dry ink allows users to create new applications and/or add value to existing work. The clear dry ink allows for images and text to be highlighted for visual impact, or digital watermarks applied for artistic effect. Flexible finishing options include high-capacity stackers, booklet makers and a tape bind option exclusive to Xerox

–	Xerox iGen4 EXP: We added more capabilities to the flagship of the production color portfolio, iGen4. The industry’s most reliable and productive press added a number of new options that expand the reach of iGen, enabling new applications that were previously done only on offset presses. The expanded sheet size of 26”, or 660mm, allows print providers to produce full-size trifold brochures and more multi-up images such as postcards and business cards per page. A new touchless workflow allows for jobs to be completed without manual intervention or setup, saving time, reducing errors and producing more-sellable prints. Integrating with the Adobe PDF print engine drives quick and reliable printing of native Adobe PDF files.

Xerox 2010 Form 10-K  10

We are enabling print providers in graphic communications, service bureaus and large enterprises to profit and grow by meeting their customers’ specific business needs with just-in-time, one-to-one and e-based services – rather than simply manufacturing a printed piece.

FreeFlow Digital Workflow: Our FreeFlow digital workflow is a collection of software technology solutions that our customers can use to improve all aspects of their processes, from content creation and management to production and fulfillment. Our digital technology combined with total document solutions and services that enable personalization and printing on demand, delivers value that improves our customers’ business results.

Through our industry-leading FreeFlow Digital Workflow collection and FreeFlow Print Server, we deliver three primary values to our customers - the ability to Connect, Control and Enable. Our solutions:

–	Connect our customers to their customers 24/7, enabling them to be open for business around the clock
–	Control our customers’ costs, environmental impacts and security. Automated workflows provide extensive productivity gains and greatly increase document integrity by eliminating manual processes.
–	Enable new applications and revenue streams such as photo books, secure event tickets and packaging.

Services

Our Services segment comprises three service offerings: Business Process Outsourcing (“BPO”), Document Outsourcing (“DO”) and Information Technology Outsourcing (“ITO”). We provide non-core, mission-critical services that our clients need to run their day-to-day business. The services we provide enable our clients to concentrate on their core operations, respond rapidly to changing technologies and reduce expenses associated with their business processes and information processing.

The majority of our Services business is the result of our acquisition of ACS in February 2010.

Xerox 2010 Form 10-K  11

Business Process Outsourcing

We are the largest worldwide diversified business process outsourcing company, with focused offerings in education, transportation, communication, healthcare, government, finance and accounting services, manufacturing, consumer goods and retail. Our BPO service offerings are focused, transaction-intensive, back-office functions. Our BPO services include:

–	Human Resources Services: We provide a comprehensive portfolio of human resources solutions that allow our clients to benefit from best practices, our subject matter expertise, consulting and technological solutions. Our human resources services include:
•	HR consulting
•	HR Outsourcing
•	Total Benefits Outsourcing
•	Learning

Xerox 2010 Form 10-K  12

–	Customer Care: One of our core values is delivering a positive customer care experience. We have years of experience providing customer care outsourcing services that can improve productivity, efficiency and customer retention. Services include:
•	Strategic Advisory Services
•	Account Activations
•	Collections
•	Device/Technical Support

–	Finance and Accounting Outsourcing: Our finance and accounting services allow our clients to benefit from our global delivery model and our quality management systems, resulting in better accuracy and, timeliness, and reduced risk for our clients. Services include:
•	Accounts Payable, Accounts Receivable
•	Billing
•	General Accounting
•	Tax Management
•	Treasury and Risk Management
•	Time and Expense Reporting

–	Healthcare Payer and Insurance: We deliver administrative efficiencies to our healthcare payer clients through our scalable and flexible transactional business solutions, which encompass both our global delivery model and domestic payer service centers. Services include:
•	Healthcare Payer Claim Processing
•	Healthcare Payer Customer Care
•	Cost Recovery, Audit, Cost Avoidance

–	Healthcare Provider: Our healthcare provider business offers services and solutions to meet the critical financial, operational and clinical needs of the healthcare provider industry. We offer a full range of services, including:
•	Consulting Solutions
•	Revenue Cycle Management
•	Application Services

–	Government Services and Solutions: We help federal, state and local government agencies by providing services that improve their operating efficiency, increase the level of service provided to their constituents, increase their revenue streams and reduce overall operating costs of service delivery. Our service offerings include:
•	Child Support Payment Processing
•	Electronic Benefits Transfer
•	Student Loan Servicing
•	Government Records Management
•	Electronic Payment Cards

–	Government Healthcare: We provide our state government clients with health program management solutions to help them administer their programs and control the cost of healthcare. We support the full healthcare continuum, including member enrollment, claims processing and health management. Our service offerings include:
•	Medicaid Program Administration
•	Healthcare and Quality Management
•	Eligibility and Enrollment Solutions
•	Pharmacy Benefits Management

–	Transportation Solutions: We help transportation agencies worldwide address the unique challenges associated with revenue collection and regulation compliance services. From fare collection to toll and parking solutions and from back office processing to infrastructure installation, we provide systems and services that help governments with their transportation problems. New innovations include the Smart Card Fare Payment Solution - a streamlined and seamless fare payment system. By adopting a fare payment system based on the financial industry’s open standards, transit agencies can now enable riders to tap contactless bankcards for point-of-entry payments.

Xerox 2010 Form 10-K  13

Information Technology Outsourcing

We specialize in designing, developing and delivering effective IT solutions. Our secure data centers, help desks and managed storage facilities around the world provide a reliable IT infrastructure that minimizes the chance of disruption to our clients’ daily operations.

With our global Information Technology Outsourcing solutions, commercial businesses and government organizations worldwide can focus on their competencies instead of their IT infrastructure.

Throughout our global IT services outsourcing portfolio, we:

–	Infuse thought leadership and innovation
–	Manage to the highest level of quality for service delivery
–	Enable our customers to transform their organization

Our ITO services include:

–	Data Center Outsourcing: We provide a 24/7 support organization that maintains a unified set of tools and processes to support our clients’ IT environments, including systems administration, database administration, systems monitoring, batch processing, data backup and capacity planning.
–	Mid-range Server Outsourcing: We support our clients’ needs for adaptable computing environments and their potential growth. We provide comprehensive systems support services.
–	Network Outsourcing: We provide telecommunications management services for voice and data networks. We are able to leverage our enterprise agreements, proprietary tools, procedures and skilled personnel to provide our clients with a scalable and automated processing environment.
–	Remote Infrastructure Management (“RIM”): We provide RIM services that allow our clients to retain control of their IT assets but outsource the day-to-day IT operations management.
–	Help Desk/Service Desk Management: We deliver specialized service desk support from self-service to remote management and diagnostics.
–	Desktop Outsourcing: Our desktop services provide our clients with a comprehensive approach to managing their end-user platforms and devices. We design and execute desktop management strategies that address and resolve issues such as enterprise bandwidth constraints, unstable computing environments, areas of insecurity and unavailable network resources.
–	Managed Storage: Data storage requirements have become larger and more complex. We help our clients define, monitor and optimize their data storage requirements while reducing the complexity of their storage environments and associated costs.
–	Utility Computing: We support large corporations with our utility computing model. Utility computing provides “pay for use” pricing for mid-range server clients, which provides variable pricing and relieves our clients from the burden of asset ownership.
–	Disaster Recovery: We approach disaster recovery as a multidisciplinary function. We assess our clients’ specific enterprise requirements and then deploy solutions based on these requirements.
–	Security Services: Our solutions provide security from the desktop to LAN/WAN and Internet levels. We leverage a combination of mature methodologies and industry best practices that afford increased ability to protect valuable data while also satisfying industry audit requirements.
–	IT commercial services: We possess category knowledge, tools and processes that allow us to reduce IT and telecommunication costs for our clients.

Xerox 2010 Form 10-K  14

Document Outsourcing

We are an industry leader in document outsourcing services with more than 20 years’ experience and 15,000 business professionals across 160 countries.

We help companies optimize their printing infrastructure and streamline their communication and business processes to grow revenue, reduce costs and operate more efficiently. We specialize in the planning and delivery of the following services:

–	Managed print services for workplace, production environments and virtual worker printing sites
–	Consolidating in-house production and commercial printing under a single point of control
–	Improving communication processes and back-office functions associated with creating, capturing, managing and routing customer, employee and supplier information
–	Designing, authoring and translating technical and user documentation
–	Creating personalized, multi-channel marketing communications

Through these services, we:

–	Help our clients save up to 30% on printing costs through managed print services that optimize the use of document systems across an entire enterprise
–	Simplify document-driven processes, such as forms processing and records management
–	Manage in-house print operations and special events by handling technology procurement and print/copy centers
–	Make information easier to manage and find through digital imaging, archiving and indexing
–	Generate a better return on investment through personalized, multi-channel marketing communications
–	Improve commercial print operations, sales and profits through document outsourcing

As the market leader in managed print services, our approach to optimizing across all print environments allows our customers to print from anywhere to anywhere in a seamless way while ensuring compliance with budget targets, security protocols and environmental sustainability programs.

Other

The Other segment primarily includes revenue from paper sales, wide-format systems and GIS network integration solutions and electronic presentation systems. Paper comprised approximately 58% of the revenues in the Other segment.

Xerox 2010 Form 10-K  15

Geographic Information

Our global presence is one of our core strengths. Overall, approximately 36% of our revenue is generated by customers outside the U.S. Currently, ACS generates approximately 10% of its revenue outside the U.S. We have a significant opportunity to leverage our global presence and customer relationships to expand the ACS business in Europe and developing markets.

Research and Development

Investment in R&D is critical for competitiveness in our fast-paced markets. Approximately 55% of our equipment sales are from products launched during the last two years. Our R&D investment also enables innovation within our Services segment.

Research activities are conducted in the United States in Webster, New York and Palo Alto, California; in Canada in Mississauga, Ontario; in Europe in Grenoble, France; and Asia both at the India Innovation Hub in Chennai, India, and in collaboration with Fuji Xerox, Ltd. (“Fuji Xerox”).

To ensure our success, we have aligned our R&D investment portfolio with our growth initiatives, including accelerating our color transition, enhancing customer value by building on our services leadership, and by strengthening our leadership in digital color printing.

Xerox 2010 Form 10-K  16

Xerox conducts work in color science, computing, digital imaging, work practices, electromechanical systems, novel materials, linguistics, work practice analysis and other disciplines. Through our Smart Document Technologies, we are developing ways to apply innovation to automate and differentiate our Services offerings.

Sustaining engineering expenses, which are the hardware engineering and software development costs we incur after we launch a product, are included in our RD&E expenses.

Patents, Trademarks and Licenses

Xerox and its subsidiaries were awarded 1,031 U.S. utility patents in 2010. On that basis, we would have ranked 20th on the list of companies that were awarded the most U.S. patents during the year. Including our research partner Fuji Xerox, we were awarded over 1,600 U.S. utility patents in 2010. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2010, we held almost 10,200 design and utility U.S. patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent-licensing agreements and, in a majority of them we license or assign our patents to others in return for revenue and/or access to their patents. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2010, we added 16 new agreements to our portfolio of patent-licensing and sale agreements, and Xerox and its subsidiaries were licensor or seller in 14 of the agreements. We are also a party to a number of cross-licensing agreements with companies that hold substantial patent portfolios, including Canon, Microsoft, IBM, Hewlett-Packard, Oce, Sharp, Samsung and Seiko Epson. These agreements vary in subject matter, scope, compensation, significance and time.

In the U.S., we own more than 650 trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.

Xerox 2010 Form 10-K  17

Marketing and Distribution

We manage our business based on the principal business segments described earlier. We have organized the marketing, selling and distribution of our products and services by geography, channel type and line of business.

We sell our products and services directly to customers through our world-wide sales force and through a network of independent agents, dealers, value-added resellers, systems integrators and the Web.

In large enterprises, we follow a services-led approach that enables us to address two basic challenges facing large enterprise customers:

–	How to optimize infrastructure to be both cost-effective and globally consistent
–	How to improve their value proposition and communication with their customers

Our go-to-market approach includes the largest direct sales force in the industry, with customers served by Client Managing Directors, Account General Managers and Sales Representatives.

For small and mid-size business, we continue to expand our distribution partnerships in North America with additional information technology resellers and by enhancing our network of independent agents. In 2010, we acquired two companies to further expand this distribution capacity.

In Europe, Africa, the Middle East and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, and related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to provide distribution of our products in many of the countries located in these regions, and previously entered into agreements with unaffiliated third parties providing distribution of our products in Iran, Sudan and Syria. Iran, Sudan and Syria, among others, have been designated as state sponsors of terrorism by the U.S. Department of State and are subject to U.S. economic sanctions. We maintain an export and sanctions compliance program and believe that we have been and are in compliance with U.S. laws and government regulations for these countries. We have no assets, liabilities or operations in these countries other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan and Syria in August 2006 and terminated its distribution agreement with the distributor servicing Iran in December 2006. Now, Xerox only has legacy obligations to third parties, such as providing spare parts and supplies to these third parties. In 2010, total Xerox revenues of $21.6 billion included less than $0.2 million attributable to Iran, Sudan and Syria.

Xerox 2010 Form 10-K  18

Competition

Although we encounter competition in all areas of our business, we are the leader or among the leaders in each of our principal business segments. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support.

Our competitors in the Technology business include Canon, Ricoh, Hewlett-Packard, Kodak, Oce, Konica Minolta and Lexmark. In the Services business, our larger competitors are Hewlett-Packard, Genpact, Teletech, Accenture, Aon Hewitt, Computer Services, IBM and Dell. In addition, in the Services segment, we compete with in-house departments performing the functions that we are seeking to have them outsource to us.

Xerox 2010 Form 10-K  19

We believe that our brand recognition, reputation for our business process and document management knowledge and expertise, innovative technology, service, breadth of product offerings, global distribution channels, customer relationships and large customer base are important competitive advantages. We and our competitors continue to develop and market new and innovative products and services at competitive prices and, at any given time, we may set new market standards for quality, speed, function and level of service.

Global Employment

Globally, we have approximately 136,500 direct employees. We have approximately 8,000 sales professionals, approximately 12,000 technical service employees and over 46,000 employees serving our customers through on-site operations or off-site delivery centers.

Customer Financing

We finance a large portion of our direct channel customer purchases of Xerox equipment through bundled lease agreements. We believe that financing facilitates customer acquisition of Xerox technology and enhances our value proposition while providing Xerox an attractive gross margin and a reasonable return on our investment in this business.

Because our lease contracts permit customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings. At December 31, 2010, we had $6.6 billion of finance receivables and $0.6 billion of equipment on operating leases, or Total Finance assets of $7.2 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, and therefore, a significant portion of our $8.6 billion of debt is associated with our financing business.

Manufacturing and Supply

Our manufacturing and distribution facilities are located around the world. The company’s largest manufacturing site is in Webster, New York, where we produce fusers, photoreceptors, Xerox iGen and Nuvera systems, components, consumables and other products and we have an EA Toner plant located in Webster. Our other primary manufacturing operations are located in: Dundalk, Ireland, for our high-end production products and consumables; and Wilsonville, Oregon, for solid ink products, consumable supplies and components for our Mid-range and Entry products. We also have a major facility in Venray, Netherlands, which handles supplies manufacturing and supply chain management for the Eastern Hemisphere.

Our master supply agreement with Flextronics, a global electronics manufacturing services company, to outsource portions of manufacturing for our Mid-range and Entry businesses, continues into 2011.

We also acquire products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements. We have arrangements with Fuji Xerox under which we purchase and sell products, some of which are the result of mutual research and development agreements. Refer to Note 7 – Investments in Affiliates, at Equity in the Consolidated Financial Statements in our 2010 Annual Report for additional information regarding our relationship with Fuji Xerox.

Services Global Production Model

We believe our global services production model is one of our key competitive advantages. This model encompasses employees in production centers around the world including India, Mexico, the Philippines, Jamaica, Ghana, Brazil, Guatemala, Chile, Argentina, Spain, Poland and Ireland, among others. Our global production model is enabled by the use of proprietary technology, which allows us to securely distribute client transactions within data privacy limits across a global workforce. This global production model allows us to leverage lower-cost production locations, consistent methodology and processes, and time zone advantages.

Xerox 2010 Form 10-K  20

Fuji Xerox

Fuji Xerox is an unconsolidated entity in which we currently own a 25% interest and FUJIFILM Holdings Corporation (“FujiFilm”) owns 75%. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong, other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other’s portfolio of patents, technology and products.

International Operations

We are incorporating by reference the financial measures by geographical area for 2010, 2009 and 2008 that are included in Note 2 - Segment Reporting in the Consolidated Financial Statements in our 2010 Annual Report. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including local economies, political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A of Form 10-K.

Backlog

We believe that backlog, or the value of unfilled orders, is not a meaningful indicator of future business prospects because of the significant proportion of our revenue that follows contract signing and/or equipment installation, the large volume of products we deliver from shelf inventories, and the shortening of product life cycles.

Seasonality

Our technology revenues are affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases. These factors have historically resulted in lower revenue in the first quarter and the third quarter.

Other Information

Xerox is a New York corporation, organized in 1906, and our principal executive offices are located at 45 Glover Avenue, P.O. Box 4505, Norwalk, Connecticut 06856-4505. Our telephone number is (203) 968-3000.

In the Investor Information section of our Internet website, you will find our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. We make these documents available as soon as we can after we have filed them with, or furnished them to, the Securities and Exchange Commission.

Our Internet address is www.xerox.com.

Xerox 2010 Form 10-K  21

ITEM 1A.	RISK FACTORS

Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.

A significant portion of our revenues are generated from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the Japanese Yen to U.S. Dollar and Japanese Yen to Euro exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country’s political conditions, trade protection measures, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our consolidated financial statements. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.

We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services and/or business process services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. To remain competitive, we must develop new products, services and applications; periodically enhance our existing offerings and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.

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

We continually review our operations with a view towards reducing our cost structure, including but not limited to reducing employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. We from time to time engage in restructuring actions to reduce our cost structure. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior restructuring actions, it could materially adversely affect our results of operations and financial condition.

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

Xerox 2010 Form 10-K  22

Our operating results may be negatively impacted by lower equipment placements and usage trends.

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

We have outsourced a significant portion of our overall worldwide manufacturing operations and face the risks associated with relying on third-party manufacturers and external suppliers.

We have outsourced a significant portion of our overall worldwide manufacturing operations to third parties and various service providers. To the extent that we rely on third-party manufacturing relationships, we face the risk that those manufacturers may not be able to develop manufacturing methods appropriate for our products, they may not be able to quickly respond to changes in customer demand for our products, they may not be able to obtain supplies and materials necessary for the manufacturing process, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and the reliability of our products could decline. If any of these risks were to be realized, and assuming similar third-party manufacturing relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.

For our services contracts, we rely to a significant extent on third-party providers, such as subcontractors, a relatively small number of primary software vendors, utility providers and network providers; if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, our business, results of operations and financial condition could be materially adversely affected.

Our ability to service our customers and clients and deliver and implement solutions depends to a large extent on third-party providers such as subcontractors, a relatively small number of primary software vendors and utility providers and network providers meeting their obligations to us and our expectations in a timely, quality manner. Our business, revenues, profitability and cash flows could be materially and adversely affected and we might incur significant additional liabilities if these third-party providers do not meet these obligations or our expectations or if they terminate or refuse to renew their relationships with us or were to offer their products to us with less advantageous prices and other terms than we previously had. In addition, a number of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable and, while there are backup systems in many of our operating facilities, an extended outage of utility or network services could have a material adverse effect on our operations, revenues, cash flow and profitability.

We need to develop and expand the use of color printing and copying.

Increasing the proportion of pages that are printed in color and transitioning color pages currently produced on offset devices to Xerox technology represent key growth opportunities. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily, with high quality and at reduced cost. Our continuing success in this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market, as well as the pace of color adoption by our existing and prospective customers. If we are unable to develop and market advanced and competitive color technologies or the pace of color adoption by our existing and prospective customers is less than anticipated, or the price of color pages declines at a greater rate and faster pace than we anticipate, we may be unable to capture these opportunities and it could materially adversely affect our results of operations and financial condition.

Xerox 2010 Form 10-K  23

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

If we fail to successfully develop new products and technologies and service offerings and protect our intellectual property rights, we may be unable to retain current customers and gain new customers and our revenues would be reduced.

The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns. In developing these new technologies and products, we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, the laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States and we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. In addition, some of our products rely on technologies developed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. We also must ensure that all of our products comply with existing and newly enacted applicable regulatory requirements in the countries in which they are sold, particularly European Union environmental directives. If we fail to accurately anticipate and meet our customers’ needs through the development of new products and technologies and service offerings or if we fail to adequately protect our intellectual property rights or if our new products are not widely accepted or if our current or future products fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.

Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.

The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings and is subject to credit market volatility. We are currently funding our customer financing activity through a combination of cash generated from operations, cash on hand, capital market offerings and other borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of December 31, 2010, we had $8.6 billion of total debt and a $650 million liability to a subsidiary trust issuing preferred securities. The total value of finance assets, shown on the balance sheet as Finance receivables and On-lease equipment, was $7.2 billion at December 31, 2010. The total cash and cash equivalents was $1.2 billion at December 31, 2010. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Xerox 2010 Form 10-K  24

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

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets and funding from third parties. As of December 31, 2010, total cash and cash equivalents was $1.2 billion, and our borrowing capacity under our Credit Facility was $2.0 billion, reflecting no outstanding borrowings or letters of credit. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

At December 31, 2010, we were in full compliance with the covenants and other provisions of the Credit Facility and the senior notes. Failure to comply with material provisions of or covenants in the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Xerox 2010 Form 10-K  25

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

Xerox 2010 Form 10-K  26

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

We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities, located in New York, California, Oklahoma, Oregon, Canada, U.K., Ireland and the Netherlands, are used primarily by the Technology Segment. Our principal research facilities are located in California, New York, Canada, France and the U.K. The research activities in our principal research centers benefit all of our operating segments. Our Corporate Headquaters is a leased facility located in Norwalk, Connecticut.

As a result of implementing our restructuring programs, (refer to Note 9 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements in our 2010 Annual Report, incorporated by reference), several leased and owned properties became surplus. As of December 31, 2010, the surplus portions of our Dundalk, Ireland facility were sold and the Oklahoma City, OK manufacturing plant was removed from surplus and placed back into operation. A portion of the Oklahoma facility is used as an ACS Call Center and we are developing plans for the balance of the facility. We are obligated to maintain our leased surplus properties through required contractual periods. With respect to United States properties, as of December 31, 2010, we are marketing 12 surplus leased facilities totaling 533,386 square feet. During 2010, the largest surplus leased site in Monrovia, California was subleased.

Xerox 2010 Form 10-K  27

We also own or lease numerous facilities globally, which house general offices, sales offices, service locations and distributions centers. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. We believe that our current facilities are suitable and adequate for our current businesses.

In February 2010, we acquired Affiliated Computer Services, Inc. (“ACS”). As a result of this acquisition and subsequent 2010 business transactions, we added 533 locations comprising 11.3 million square feet of owned and leased property. The owned property consists of 23 locations for 1.2 million square feet in Texas, North Carolina, South Carolina, Kentucky, Illinois, Ohio, Mississippi, Mexico and France. The largest owned facility is the ACS headquarters complex located in Dallas, Texas, consisting of approximately 600,000 square feet, which also houses a data center and other operations. The leased property consists of 510 locations for 10.1 million square feet in numerous locations throughout the world. The leases have terms through 2029 and we do not anticipate any significant difficulty in obtaining lease renewals or alternate space. The ACS owned and leased space is used for general office, data centers and call center purposes principally in our Services segment operations. During 2010, we completed 31 Xerox and ACS consolidation projects to optimize our property portfolio.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under the “Contingencies” note in the Consolidated Financial Statements, of the Xerox Corporation 2010 Annual Report is hereby incorporated by reference.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2010 Annual Report to Shareholders is hereby incorporated by reference:

Stock Exchange Information

Xerox Common Stock Prices and Dividends

Five Years in Review – Common Shareholders of Record at Year-End

Performance Graph

(a)	Sales of Unregistered Securities During the Quarter ended December 31, 2010

During the quarter ended December 31, 2010, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”):

Dividend Equivalents:

(a)	Securities issued on October 31, 2010: Registrant issued 1,703 deferred stock units (“DSU”), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)	The DSUs were issued at a deemed purchase price of $10.395 per DSU (aggregate price $17,703), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2010 Form 10-K  28

(b)	Issuer Purchases of Equity Securities during the Quarter ended December 31, 2010 Repurchases of Xerox Common Stock, par value $1.00 per Share

Board Authorized Share Repurchase Programs:

We did not purchase Common stock during the fourth quarter or full year 2010.

Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $2.9 billion has been used through December 31, 2010. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the SEC’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs (1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
October 1 through 31	19,866	$11.05	n/a	n/a
November 1 through 30	7,996	$11.68	n/a	n/a
December 1 through 31	4,532	$11.92	n/a	n/a

Total	32,394		n/a	n/a

(1)

These repurchases are made under provisions in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2010, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2010 Annual Report to Shareholders, is incorporated by reference in this Form 10-K.

Revenues

Income from continuing operations

Per-Share Data:

Income from continuing operations - Basic and Diluted

Earnings - Basic and Diluted

Common stock dividends

Total Assets

Long-term debt

Liability to subsidiary trust issuing preferred securities

Series A convertible preferred stock

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Xerox Corporation 2010 Annual Report is hereby incorporated by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Financial Risk Management,” in the Xerox Corporation 2010 Annual Report is hereby incorporated by reference.

Xerox 2010 Form 10-K  29

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2010 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6, 7, 7A and 8, the Xerox Corporation 2010 Annual Report is not to be deemed filed as part of this Form 10-K.

The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2010 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2010, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and was accumulated and communicated to the Company’s Management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2010 Annual Report to Shareholders which is incorporated by reference in Part II, Item 8 of this Form 10-K.

Xerox 2010 Form 10-K  30

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

Executive Compensation

On February 22, 2011, the Compensation Committee of the Board of Directors of the Company took the following actions:

2010 and 2011 Annual Performance Incentive Plan (APIP)

The Compensation Committee approved the payments of cash awards under the Xerox 2004 Performance Incentive Plan (“2004 PIP”), as amended, for 2010 APIP. The measures on which awards are based for the 2010 fiscal year are set out on Exhibit 10(e)(14) attached hereto. The Compensation Committee approved the payment of cash awards under the 2004 PIP for fiscal year 2010 to Ursula M. Burns, Chairman and Chief Executive Officer of the Company; Lawrence A. Zimmerman, Vice Chairman; and certain other officers, including Lynn Blodgett, Armando Zagalo de Lima and James A. Firestone, our next three most highly compensated executive officers for fiscal year 2010; and Anne M. Mulcahy, former Chairman of the Board (collectively, the “Named Executive Officers”). The Compensation Committee approved a cash award of $1,693,125 to Ms. Burns, $767,550 to Mr. Zimmerman, $1,615,989 to Mr. Blodgett, $704,951 to Mr. Zagalo de Lima, $767,550 to Mr. Firestone and $559,896 to Mrs. Mulcahy.

The Compensation Committee approved the measures for APIP awards for fiscal year 2011, which are set out on Exhibit 10(e)(19) attached hereto.

2008 E-LTIP Awards

The Compensation Committee determined that 60% of the original grant amount awarded under the 2008 Executive Long-Term Incentive Program (“2008 E-LTIP”) was earned based on the Company’s three-year cumulative 2008, 2009 and 2010 performance against the three-year cumulative targets established for Earnings Per Share and Core Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(5). The total number of shares earned for the three-year cumulative performance period ended December 31, 2010 that shall vest on July 1, 2011 for each Named Executive Officer is as follows: Ms. Burns, 179,916 shares; Mr. Zimmerman, 64,641 shares; Mr. Zagalo de Lima, 44,982 shares; Mr. Firestone, 89,958 shares; and Mrs. Mulcahy, 231,164 shares. Included in these share amounts are shares that were previously earned for 2009 annual performance, as previously disclosed in our 2009 Form 10-K (except for Mr. Zagalo de Lima who became a Named Executive Officer for 2010). No performance shares were earned for 2008 based on the Company’s 2008 performance against the annual targets.

2009 E-LTIP Awards

In lieu of performance shares, 2009 E-LTIP awards were made in the form of Restricted Stock Units (RSUs) with a performance feature based on the price of Xerox common stock over a three-year period. The number of shares of stock that can be earned range between 80% and 120% of the original RSU award, based on the increase or decrease in the price of Xerox common stock over the three-year vesting period. No further action is required by the Compensation Committee.

2010 E-LTIP Awards

The Compensation Committee determined that 33.33% of the performance shares granted under the 2010 Executive Long-Term Incentive Program (“2010 E-LTIP”) were earned based on the Company’s 2010 performance against the annual targets established for Earnings Per Share and Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(15). The number of shares earned for 2010 for each Named Executive Officer is as follows: Ms. Burns, 313,676 shares; Mr. Blodgett, 83,650 shares; Mr. Zagalo de Lima, 62,736 shares; and Mr. Firestone, 83,650 shares. Earned shares vest three years from their grant date.

In lieu of a performance share award that vests over a three-year period, the Compensation Committee approved a performance share award for Mr. Zimmerman effective March 1, 2010 that will vest on March 1, 2011. Performance metrics were the same as those developed for the first year of the three-year 2010 E-LTIP performance share award and thus Mr. Zimmerman earned 209,425 shares.

Xerox 2010 Form 10-K  31

ACS Performance Shares

In connection with the acquisition of ACS, Mr. Blodgett received a special one-time grant of performance shares that vest over a three year period contingent upon ACS meeting pre-determined annual targets for Earnings Before Interest and Taxes. The aggregate number of shares that may be delivered based on achievement of the targets was determined on the grant date and ranges in value as follows: 50% of base salary (threshold); 100% of base salary (target); and 200% of base salary plus 50% of the value of previously awarded stock options (maximum). The Compensation Committee determined that the maximum number of shares were earned for 2010 based on ACS’s performance against the 2010 stated target. The number of shares earned for Mr. Blodgett is 171,330 shares, which will vest on February 5, 2013.

2011 E-LTIP Awards

2011 E-LTIP awards made to Named Executive Officers reflect their leadership role in the Company, their historical and future contributions, and competitive award levels. The purpose of the 2011 E-LTIP is to provide the necessary incentives to retain and reward executives for sustained performance improvements over the next three-year period. Awards under the 2011 E-LTIP for Named Executive Officers are comprised entirely of performance shares that may be earned based on achieving performance targets between threshold and maximum as determined by the Compensation Committee. All performance shares that are earned will vest in 2014. Named Executive Officers who retire, are involuntarily terminated (without cause) or voluntarily terminate due to a reduction in force prior to the end of the three-year performance cycle will vest in a portion of the performance shares earned on a pro rata basis.

Performance metrics for the 2011 E-LTIP are Revenue Growth (at constant currency) (weighted 10%), Adjusted Earnings Per Share (weighted 55%) and Core Cash Flow from Operations (weighted 35%). Revenue Growth, Adjusted Earnings Per Share and Core Cash Flow from Operations are defined in Exhibit 10(e)(20) attached hereto. The Compensation Committee has established annual targets for Revenue Growth and annual and cumulative targets for Adjusted EPS and Core Cash Flow from Operations. Based on actual performance versus targets, the number of performance shares earned by Named Executive Officers under the 2011 E-LTIP will range from 0% to 150% of the initial number of shares subject to the grant. The form of award agreement pursuant to which such grants were made is attached hereto as Exhibit 10(e)(21).

Participants in the 2011 E-LTIP are subject to meaningful ownership requirements and mandatory share holding requirements of 50% of the net vested shares until their ownership requirements have been met.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (“2011 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 26, 2011. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2010.

The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2011 Proxy Statement.

The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2011 Proxy Statement.

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

Xerox 2010 Form 10-K  32

Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since

Ursula M. Burns*	52	Chairman of the Board and Chief Executive Officer	2010	1997

Lawrence A. Zimmerman	68	Vice Chairman	2009	2002

Lynn R. Blodgett	56	Executive Vice President; President and Chief Executive Officer, Affiliated Computer Services, Inc.	2010	2010

James A. Firestone	56	Executive Vice President; President, Corporate Operations	2008	1998

Luca Maestri	47	Executive Vice President; Chief Financial Officer	2011	2011

Armando Zagalo de Lima	52	Executive Vice President; President, Xerox Global Customer Operations	2010	2000

Willem Appelo	46	Senior Vice President; President, Xerox Global Business and Services Group	2008	2004

Michael Stephen Cronin	57	Senior Vice President; President, Global Document Outsourcing	2008	2004

Don H. Liu	49	Senior Vice President; General Counsel and Secretary	2007	2007

Russell Peacock	52	Senior Vice President; President, Xerox North America	2010	2007

Eric Armour	52	Vice President; President, Graphic Communications Business Group	2010	2007

Richard M. Dastin	51	Vice President; President, Enterprise Business Group	2010	2008

Jacques Guers	55	Vice President; President, Xerox Europe	2010	2009

Gary R. Kabureck	57	Vice President and Chief Accounting Officer	2003	2000

James H. Lesko	59	Vice President; Vice President, Investor Relations	2004	1993

Rhonda L. Seegal	60	Vice President and Treasurer	2003	2003

Herve Tessler	47	Vice President; President Developing Markets Operations	2010	2010

Leslie F. Varon	54	Vice President; Vice President, Finance and Corporate Controller	2010	2001

Kevin M. Warren	48	Vice President; President United States Customer Operations	2010	2010

*	Member of Xerox Board of Directors

Xerox 2010 Form 10-K  33

Each officer named above, with the exception of Lynn R. Blodgett, Luca Maestri, Don H. Liu and Eric Armour, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.

Prior to joining Xerox in 2010 through our acquisition of Affiliated Computer Services, Inc. (“ACS”), Mr. Blodgett was President and Chief Executive Officer of ACS since 2006. Prior to that he served as Executive Vice President and Chief Operating Officer of ACS from 2005-2006 and before that he served as Executive Vice President and Group President – Commercial Solutions of ACS since July 1999.

Prior to joining Xerox in 2011, Mr. Maestri was with Nokia Siemens Networks where he was Chief Financial Officer from 2008 to 2011. Prior to that, he had a 20-year career with General Motors Corporation, where he served as Chief Financial Officer of GM Europe and GM Brazil, was executive-in-charge of the Fiat Alliance for GM Europe in Switzerland and held several executive finance positions with General Motors Corporation in Europe and Asia Pacific.

Prior to joining Xerox in 2007, Mr. Liu was with Toll Brothers where he was Senior Vice President, General Counsel and Corporate Compliance Officer from 2005 to 2007. Prior to that, he was General Counsel, Corporate Secretary and Corporate Compliance Officer for IKON Office Solutions from 1999 to 2005. Prior to that, he was Vice President and Deputy Chief Legal Officer for Aetna U.S. Healthcare from 1992 to 1999.

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

The information included under the following captions under “Proposal 1-Election of Directors” in our 2011 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2010”, “Outstanding Equity Awards at 2010 Fiscal Year-End”, “Option Exercises and Stock Vested in 2010”, “Pension Benefits for the 2010 Fiscal Year”, “Nonqualified Deferred Compensation”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2011 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1– Election of Directors” in our 2011 definitive Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1– Election of Directors” in our 2011 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 – Election of Directors” in our 2011 definitive Proxy Statement.

ITEM 14.	PRINCIPAL AUDITOR FEES AND SERVICES

The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 – Ratification of Election of Independent Registered Public Accounting Firm” in our 2011 definitive Proxy Statement.

Xerox 2010 Form 10-K  34

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

Report of Independent Registered Public Accounting Firm;

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2010;

Consolidated Balance Sheets as of December 31, 2010 and 2009;

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010;

Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2010;

Notes to the Consolidated Financial Statements;

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule;

Schedule II – Valuation and Qualifying Accounts for the three years ended December 31, 2010; and

All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

	(2)	Supplementary Data:

Quarterly Results of Operations (unaudited); and

Five Years in Review.

	(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)		The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2011 Proxy Statement are preceded by an asterisk (*).

Xerox 2010 Form 10-K  35

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

/S/ URSULA M. BURNS
Ursula M. Burns Chairman of the Board and Chief Executive Officer February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 23, 2011

Signature	Title

Principal Executive Officer:

/S/ URSULA M. BURNS Ursula M. Burns	Chairman of the Board, Chief Executive Officer and Director

Principal Financial Officer:

/S/ LUCA MAESTRI Luca Maestri	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

/S/ GARY R. KABURECK Gary R. Kabureck	Vice President and Chief Accounting Officer

/S/ GLENN A. BRITT Glenn A. Britt	Director

/S/ RICHARD J. HARRINGTON	Director
Richard J. Harrington

/S/ WILLIAM CURT HUNTER	Director
William Curt Hunter

/S/ ROBERT J. KEEGAN	Director
Robert J. Keegan

/S/ ROBERT A. MCDONALD	Director
Robert A. McDonald

/S/ N. J. NICHOLAS, JR.	Director
N. J. Nicholas, Jr.

/S/ CHARLES PRINCE	Director
Charles Prince

/S/ ANN N. REESE	Director
Ann N. Reese

/S/ MARY AGNES WILDEROTTER	Director
Mary Agnes Wilderotter

Xerox 2010 Form 10-K  36

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Xerox Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2011 appearing in the 2010 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 23, 2011

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the three years ended December 31, 2010

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2010
Allowance for Losses on:
Accounts Receivable	$148	$60	$(14)	$(82)	$112
Finance Receivables	222	128	6	(144)	212

	$370	$188	$(8)	$(226)	$324

2009
Allowance for Losses on:
Accounts Receivable	$131	$114	$(5)	$(92)	$148
Finance Receivables	198	177	3	(156)	222

	$329	$291	$(2)	$(248)	$370

2008
Allowance for Losses on:
Accounts Receivable	$128	$64	$8	$(69)	$131
Finance Receivables	203	124	3	(132)	198

	$331	$188	$11	$(201)	$329

(1)	Bad debt provisions relate to estimated losses due to credit and similar collectability issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)	Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

INDEX OF EXHIBITS

Document and Location

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on November 7, 2003, as amended by: Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on August 19, 2004; Certificate of Change filed with the Department of State of the State of New York on October 31, 2007; Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008; Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009 and; Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 3, 2010.

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 3, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009 (filed May 28, 2009).

4(a)(1)	Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registrant’s Registration Statement Nos. 33-44597, 33-49177 and 33-54629.

4(a)(2)	Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

Incorporated by reference to Exhibit 4(a)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001.

4(a)(3)	Instrument of Resignation, Appointment and Acceptance dated as of July 30, 2008, among Registrant, Wilmington Trust Company, as prior trustee, Citibank,, N.A. as prior paying agent, registrar and issuing and paying agent, and The Bank of New York Mellon, as successor trustee, relating to the December 1991 Indenture.

Incorporated by reference to Exhibit 4(a)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

4(b)(1)	Indenture dated as of January 29, 1997, between Registrant and Bank One, National Association (as successor by merger with The First National Bank of Chicago) (“Bank One”), as trustee (the “January 1997 Indenture”), relating to Registrant’s Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”).

Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-24193.

4(b)(2)	Form of Certificate of Exchange relating to Junior Subordinated Debentures.

Incorporated by reference to Exhibit A to Exhibit 4.1 to Registration Statement No. 333-24193.

4(b)(3)	Certificate of Trust of Xerox Capital Trust I executed as of January 23, 1997.

Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-24193.

4(b)(4)	Amended and Restated Declaration of Trust of Xerox Capital Trust I dated as of January 29, 1997.

Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-24193.

4(b)(5)	Form of Exchange Capital Security Certificate for Xerox Capital Trust I.

Incorporated by reference to Exhibit A-1 to Exhibit 4.4 to Registration Statement No. 333-24193.

4(b)(6)	Series A Capital Securities Guarantee Agreement of Registrant dated as of January 29, 1997, relating to Series A Capital Securities of Xerox Capital Trust I.

Incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-24193.

4(b)(7)	Registration Rights Agreement dated January 29, 1997, among Registrant, Xerox Capital Trust I and the initial purchasers named therein.

Incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-24193.

4(b)(8)	Instrument of Resignation, Appointment and Acceptance dated as of November 30, 2001, among Registrant, Bank One as resigning trustee, and Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), as successor Trustee, relating to the January 1997 Indenture.

Incorporated by reference to Exhibit (c)(8) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4(c)(1)	Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant’s Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 25, 2003.

4(c)(2)	Form of Second Supplemental Indenture to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit (4)(b)(3) to Registrant’s Registration Statement No. 333-111623.

4(c)(3)	Form of Third Supplemental Indenture, dated as of March 20, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(6) to Registrant’s Current Report on Form 8-K dated March 20, 2006.

4(c)(4)	Form of Fourth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(7) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

4(c)(5)	Form of Fifth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(8) to Registrant’s Current Report on Form 8-K dated August 18, 2006.

4(c)(6)	Form of Sixth Supplemental Indenture, dated as of May 17, 2007 to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant’s Registration Statement No. 333-142900.

4(d)(1)	Form of Credit Agreement dated as of April 30, 2007 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).

Incorporated by reference to Exhibit 10(j) to Registrant’s Current Report on Form 8-K dated April 30, 2007.

4(d)(2)	Amendment No. 1 to Credit Agreement, dated as of October 27, 2008, among Registrant, the Lenders named therein, and Citibank, ,N.A., as agent for the Lenders.

Incorporated by reference to Exhibit 4(g)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

4(d)(3)	Amendment No. 2 to Credit Agreement, dated as of April 23, 2009, between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners.

Incorporated by reference to Exhibit 4(g)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009.

4(d)(4)	Amendment No. 3 to Credit Agreement, dated as of October 19, 2009, between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners.

Incorporated by reference to Exhibit 4(g)(4) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

4(e)	Master Demand Note dated December 10, 2003 between Registrant and Xerox Credit Corporation.

Incorporated by reference to Exhibit 4(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

4(f)	Form of Indenture dated as of December 4, 2009 between Xerox Corporation and the Bank of New York Mellon, as trustee, relating to an unlimited amount of senior debt securities.

Incorporated by reference to Exhibit 4(b)(5) to Post-Effective Amendment No. 1 to Registrant’s Registration Statement No. 333-142900.

4(g)(1)	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. (“ACS”) as Issuer and The Bank of New York Trust Company, N.A. as Trustee (the “June 6, 2005 Indenture”).

Incorporated by reference to Exhibit 4.1 to ACS’s Current Report on Form 8-K, filed June 6, 2005.

4(g)(2)	Second Supplemental Indenture, dated as of June 6, 2005, to the June 6, 2005 Indenture.

Incorporated by reference to Exhibit 4.3 to ACS’s Current Report on Form 8-K, filed June 6, 2005.

4(g)(3)	Third Supplemental Indenture, dated as of February 5, 2010, to the June 6, 2005 Indenture between Boulder Acquisition Corp., the successor to ACS, and The Bank of New York Trust Company, N.A.

Incorporated by reference to Exhibit 4(j)(4) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

4(h)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

10	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant’s 2010 Proxy Statement are preceded by an asterisk (*).

*10(a)(1)	Registrant’s Form of Separation Agreement (with salary continuance) – February 2010.

Incorporated by reference to Exhibit 10(a)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

*10(a)(2)	Registrant’s Form of Separation Agreement (without salary continuance) – February 2010.

Incorporated by reference to Exhibit 10(a)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

*10(b)(1)	Registrant’s 1991 Long-Term Incentive Plan, as amended and restated December 4, 2007 (“1991 LTIP”).

Incorporated by reference to Exhibit 10(b)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(b)(2)	Form of Agreements under 1991 LTIP, as amended through July 12, 2007.

Incorporated by reference to Exhibit 10(b)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(b)(3)	Amendment dated December 4, 2007 to 1991 LTIP.

Incorporated by reference to Exhibit 10(b)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(c)(1)	Registrant’s 1996 Non-employee Director Stock Option Plan, as amended and restated December 5, 2007 (“1996 NDSOP”).

Incorporated by reference to Exhibit 10(c)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(c)(2)	Amendment dated December 5, 2007 to 1996 NDSOP.

Incorporated by reference to Exhibit 10(c)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(d)(1)	Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated December 5, 2007 (“2004 ECPNED”).

Incorporated by reference to Exhibit 10(d)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(d)(2)	Form of Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(3)	Form of Grant Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(4)	Form of DSU Deferral under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(4) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005.

10(d)(5)	Amendment dated December 5, 2007 to 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(5) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(1)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 6, 2005 (“2004 PIP”).

Incorporated by reference to Exhibit 10(e)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(e)(2)	Form of Amendment to Agreements under 2004 PIP.

Incorporated by reference to Exhibit 10(e)(7) to Registrant’s Current Report on Form 8-K dated May 19, 2005.

*10(e)(3)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of February 15, 2007 (“2007 PIP”).

Incorporated by reference to Exhibit 10(e)(10) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

*10(e)(4)	Registrant’s 2004 Performance Incentive Plan, as amended and restated as of December 4, 2007 (“2007-2 PIP”).

Incorporated by reference to Exhibit 10(e)(15) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(5)	Performance Elements for 2008 Executive Long-Term Incentive Program (“2008 ELTIP”).

Incorporated by reference to Exhibit 10(e)(17) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(6)	Form of Executive Long-Term Incentive Program Award Summary under 2008 ELTIP.

Incorporated by reference to Exhibit 10(e)(18) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(7)	2008 Form of Executive Long-Term Incentive Program Award Agreement under the 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(19) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(8)	Amendment dated December 4, 2007 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(20) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(e)(9)	Amendment No. 1 dated December 17, 2008 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(22) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10(e)(10)	Amendment No. 2 dated February 16, 2009 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10(e)(11)	Performance Elements for 2009 Executive Long-Term Incentive Program (“2009 ELTIP”).

Incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K dated June 30, 2009.

*10(e)(12)	Form of Executive Long-Term Incentive Program Award Agreement under 2009 ELTIP.

Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Current Report on Form 8-K dated June 30, 2009.

*10(e)(13)	Form of Executive Long-Term Incentive Program Award Summary under 2009 ELTIP.

Incorporated by reference to Exhibit 10(e)(24) to Registrant’s Current Report on Form 8-K dated June 30, 2009.

*10(e)(14)	Annual Performance Incentive Plan for 2010.

*10(e)(15)	Performance Elements for 2010 Executive Long-Term Incentive Program (“2010 ELTIP”).

Incorporated by reference to Exhibit 10(e)(21) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

*10(e)(16)	Form of Executive Long-Term Incentive Program Award Agreement under 2010 ELTIP.

Incorporated by reference to Exhibit 10(e)(22) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

*10(e)(17)	Form of Executive Long-Term Incentive Program Award Summary under 2010 ELTIP.

Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

*10(e)(18)	Registrant’s 2004 Performance Incentive Plan, as amended and restated May 20, 2010.

Incorporated by reference to Exhibit 10(e)(24) to Registrant’s Current Report on Form 8-K dated May 20, 2010.

*10(e)(19)	Annual Performance Incentive Plan 2011

*10(e)(20)	Performance Elements for 2011 Executive Long-Term Incentive Program (“2011 ELTIP”)

*10(e)(21)	Form of Executive Long-Term Incentive Award under 2011 ELTIP

*10(e)(22)	Form of Executive Long-Term Incentive Program Award Summary under 2011 ELTIP

*10(f)(1)	2008 Restatement of Registrant’s Unfunded Retirement Income Guarantee Plan, as amended through February 12, 2008 (“2008 URIGP”).

Incorporated by reference to Exhibit 10(f)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10(f)(2)	Amendment No. 1 to 2008 URIGP.

Incorporated by reference to Exhibit 10(f)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10(f)(3)	Amendment No. 2 dated March 6, 2009 to 2008 URIGP.

Incorporated by reference to Exhibit 10(f)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009.

*10(f)(4)	Amendment No. 3 dated May 5, 2009 to 2008 URIGP.

Incorporated by reference to Exhibit 10(f)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009.

*10(f)(5)	Amendment No. 4 dated October 9, 2009 to 2008 URIGP.

Incorporated by reference to Exhibit 10(f)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

*10(f)(6)	Amendment No. 5 dated December 1, 2009 to 2008 URIGP.

Incorporated by reference to Exhibit 10(f)(6) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

*10(f)(7)	Amendment No. 6 dated March 10, 2010 to 2008 URIGP.

Incorporated by reference to Exhibit 10(f)(7) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010.

*10(g)(1)	2004 Restatement of Registrant’s Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2007 USERP”).

Incorporated by reference to Exhibit 10(g)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(g)(2)	Amendment dated December 4, 2007 to Registrant’s 2007 USERP.

Incorporated by reference to Exhibit 10(g)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(g)(3)	Amendment No. 1 dated December 11, 2008 to Registrant’s 2007 USERP.

Incorporated by reference to Exhibit 10(g)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10(h)	1996 Amendment and Restatement of Registrant’s Restricted Stock Plan for Directors, as amended through February 4, 2002.

Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(i)(1)	Form of Severance Letter Agreement entered into with various executive officers, effective October 12, 2007 (“2007 Severance Letter”).

Incorporated by reference to Exhibit 10(i)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

*10(i)(2)	Amendment dated December 4, 2007 to 2007 Severance Letter.

Incorporated by reference to Exhibit 10(i)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

*10(i)(3)	Amendment dated December 17, 2008 to 2007 Severance Letter.

Incorporated by reference to Exhibit 10(i)(3) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10(j)(1)	Registrant’s Universal Life Plan effective July 1, 2003.

Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*10(j)(2)	Amendment No. 3 to Registrant’s Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(2) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006.

*10(j)(3)	Amendment No. 4 dated September 28, 2009 to Registrant’s Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(3) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

10(k)(1)	Registrant’s Deferred Compensation Plan for Directors, as amended and restated December 5, 2007 (“DCPD”).

Incorporated by reference to Exhibit 10(k)(1) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10(k)(2)	Amendment dated December 5, 2007 to DCPD.

Incorporated by reference to Exhibit 10(k)(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007

10(k)(3)	Amendment No. 2 dated May 17, 2010 to DCPD.

Incorporated by reference to Exhibit 10(k)(3) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

*10(l)	Registrant’s Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.

Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

*10(m)	Registrant’s 1998 Employee Stock Option Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10(n)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

*10(o)	Letter Agreement dated May 20, 2002 between Registrant and Lawrence A. Zimmerman, Senior Vice President and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10(p)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Registrant.

Incorporated by reference to Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10(q)	2006 Technology Agreement, effective as of April 1, 2006, by and between Registrant and Fuji Xerox Co., Ltd.

Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 9, 2006.**

*10(r)	Form of 2009 Long-Term Cash Incentive Award for Anne M. Mulcahy.

Incorporated by reference to Exhibit 10(t) to Registrant’s Current Report on Form 8-K dated June 30, 2009.

*10(s)	Form of 2009 Long-Term Cash Incentive Award for Lawrence A. Zimmerman.

Incorporated by reference to Exhibit 10(u) to Registrant’s Current Report on Form 8-K dated June 30, 2009.

*10(t)	Form of Severance Agreement entered into with various executive officers, effective October 2010.

*10(u)	Senior Executive Agreement dated September 27, 2009 among ACS, Registrant and Lynn Blodgett.

Incorporated by reference to Exhibit 10.2 to ACS’s Current Report on Form 8-K dated September 27, 2009.

*10(v)(1)	Affiliated Computer Services, Inc. (“ACS”) 1997 Stock Incentive Plan (“ACS 1997 SIP”)

Incorporated by reference to Appendix D to ACS’s Joint Proxy Statement on Schedule 14A, filed November 14, 1997.

*10(v)(2)	Amendment No. 1 dated October 28, 2004 to ACS 1997 SIP.

Incorporated by reference to Exhibit 4.6 to ACS’s Registration Statement on Form S-8, filed December 6, 2005.

*10(w)	ACS Amended and Restated 2007 Equity Incentive Plan.

Incorporated by reference to Exhibit 10.1 to ACS’s Current Report on Form 8-K filed August 21, 2009.

*10(x)	ACS Senior Executive Annual Incentive Plan.

Incorporated by reference to Exhibit A to ACS’s Proxy Statement on Schedule 14A, filed April 14, 2009.

*10(y)	ACS 401(k) Supplemental Plan. Effective as of July 1, 2000, as amended.

Incorporated by reference to Exhibit 10.15 to ACS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

*10(z)	ACS Executive Benefit Plan, effective as of January 1, 2002, as amended.

Incorporated by reference to Exhibit 10.15 to ACS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

*10(aa)	Letter Agreement dated December 20, 2010 between Registrant and Luca Maestri, Executive Vice President and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(cc) to Registrant’s Current Report on Form 8-K dated January 25, 2011.

12	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

13	Registrant’s 2010 Annual Report to Shareholders.

21	Subsidiaries of Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated April 11, 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

**	Pursuant to the Freedom of Information Act and/or a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.