Form 10-Q
period 2011-03-31
XEROX CORP
filed 2011-05-02
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer    ☐    Smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Class	Outstanding at March 31, 2011
Common Stock, $1 par value	1,401,185,629 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements, environmental regulations and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; our ability to expand equipment placements and to drive the expanded use of color in printing and copying; development of new products and services; interest rates, cost of borrowing and access to credit markets; our ability to protect our intellectual property rights; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; reliance on third parties for manufacturing of products and provision of services; the risk that we may not realize all of the anticipated benefits from the acquisition of Affiliated Computer Services, Inc.; our ability to recover capital investments; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2010 Form 10-K filed with the Securities and Exchange Commission (“SEC”). The company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

2	Xerox 2011 Form 10-Q

XEROX CORPORATION

FORM 10-Q

March 31, 2011

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

3	Xerox 2011 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,

(in millions, except per-share data)	2011	2010
Revenues
Sales	$1,671	$1,678
Service, outsourcing and rentals	3,632	2,870
Finance income	162	173

Total Revenues	5,465	4,721

Costs and Expenses
Cost of sales	1,090	1,082
Cost of service, outsourcing and rentals	2,514	1,871
Equipment financing interest	60	64
Research, development and engineering expenses	184	205
Selling, administrative and general expenses	1,119	1,099
Restructuring and asset impairment charges	(15)	195
Acquisition-related costs	—	48
Amortization of intangible assets	85	57
Other expenses, net	78	110

Total Costs and Expenses	5,115	4,731

Income (Loss) before Income Taxes and Equity Income	350	(10)
Income tax expense	95	22
Equity in net income (loss) of unconsolidated affiliates	34	(2)

Net Income (Loss)	289	(34)
Less: Net income attributable to noncontrolling interests	8	8

Net Income (Loss) Attributable to Xerox	$281	$(42)

Basic Earnings (Loss) per Share	$0.20	$(0.04)
Diluted Earnings (Loss) per Share	$0.19	$(0.04)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	Xerox 2011 Form 10-Q

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$1,000	$1,211
Accounts receivable, net	3,068	2,826
Billed portion of finance receivables, net	192	198
Finance receivables, net	2,813	2,287
Inventories	1,100	991
Other current assets	1,046	1,126

Total current assets	9,219	8,639
Finance receivables due after one year, net	3,680	4,135
Equipment on operating leases, net	522	530
Land, buildings and equipment, net	1,680	1,671
Investments in affiliates, at equity	1,297	1,291
Intangible assets, net	3,304	3,371
Goodwill	8,730	8,649
Deferred tax assets, long-term	541	540
Other long-term assets	1,886	1,774

Total Assets	$30,859	$30,600

Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,382	$1,370
Accounts payable	1,700	1,968
Accrued compensation and benefits costs	914	901
Unearned income	369	371
Other current liabilities	1,751	1,807

Total current liabilities	6,116	6,417
Long-term debt	7,228	7,237
Liability to subsidiary trust issuing preferred securities	650	650
Pension and other benefit liabilities	2,119	2,071
Post-retirement medical benefits	918	920
Other long-term liabilities	815	797

Total Liabilities	17,846	18,092

Series A Convertible Preferred Stock	349	349

Common stock	1,401	1,398
Additional paid-in capital	6,626	6,580
Retained earnings	6,230	6,016
Accumulated other comprehensive loss	(1,748)	(1,988)

Xerox shareholders’ equity	12,509	12,006
Noncontrolling interests	155	153

Total Equity	12,664	12,159

Total Liabilities and Equity	$30,859	$30,600

Shares of common stock issued and outstanding	1,401,186	1,397,578

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	Xerox 2011 Form 10-Q

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$289	$(34)
Adjustments required to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	291	241
Provision for receivables	25	50
Provision for inventory	13	9
Net gain on sales of businesses and assets	(1)	(2)
Undistributed equity in net (income) loss of unconsolidated affiliates	(33)	3
Stock-based compensation	32	27
Restructuring and asset impairment charges	(15)	195
Payments for restructurings	(57)	(39)
Contributions to pension benefit plans	(44)	(33)
Increase in accounts receivable and billed portion of finance receivables	(271)	(197)
Collections of deferred proceeds from sales of receivables	87	—
Increase in inventories	(100)	(137)
Increase in equipment on operating leases	(61)	(58)
Decrease in finance receivables	95	131
(Increase) decrease in other current and long-term assets	(79)	21
(Decrease) increase in accounts payable and accrued compensation	(233)	169
Decrease in other current and long-term liabilities	(86)	(54)
Net change in income tax assets and liabilities	121	(3)
Net change in derivative assets and liabilities	23	18
Other operating, net	(26)	68

Net cash (used in) provided by operating activities	(30)	375

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(71)	(51)
Proceeds from sales of land, buildings and equipment	2	19
Cost of additions to internal use software	(40)	(25)
Acquisitions, net of cash acquired	(43)	(1,524)
Net change in escrow and other restricted investments	(1)	15

Net cash used in investing activities	(153)	(1,566)

Cash Flows from Financing Activities:
Net proceeds (payments) on debt	13	(1,643)
Common stock dividends	(60)	(37)
Preferred stock dividends	(6)	—
Proceeds from issuances of common stock	19	115
Excess tax benefits from stock-based compensation	2	4
Repurchases related to stock-based compensation	(3)	—
Other financing	(7)	(4)

Net cash used in financing activities	(42)	(1,565)

Effect of exchange rate changes on cash and cash equivalents	14	(33)

Decrease in cash and cash equivalents	(211)	(2,789)
Cash and cash equivalents at beginning of period	1,211	3,799

Cash and Cash Equivalents at End of Period	$1,000	$1,010

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

6	Xerox 2011 Form 10-Q

XEROX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per-share data and where otherwise noted)

Note 1 - Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context specifically requires otherwise.

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2010 Annual Report to Shareholders, which is incorporated by reference in our 2010 Annual Report on Form 10-K (“2010 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2010 Annual Report.

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

Note 2 - Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02 to provide additional guidance on a creditor’s determination of whether a restructuring is a troubled debt restructuring. The additional guidance was provided to assist a creditor in determining whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining if a restructuring constitutes a troubled debt restructuring. The update is effective for our third quarter beginning July 1, 2011. The update is not expected to have a material effect on our financial condition or results of operations.

Note 3 - Segment Reporting

Our reportable segments are aligned with how we manage the business and view the markets we serve. We report our financial performance based on the following two primary reportable segments – Technology and Services. Our Technology segment includes the sale and support of a broad range of document systems from entry level to high-end. Our Services segment operations involve delivery of a broad range of outsourcing services including document, business processing and IT outsourcing services.

Our Technology segment is centered on strategic product groups, which share common technology, manufacturing and product platforms. This segment includes the sale of document systems and supplies, technical services and product financing. Our products range from:

•	“Entry,” which includes A4 devices and desktop printers; to
•

“Mid-Range,” which includes A3 devices that generally serves workgroup environments in mid to large enterprises and includes products that fall into the following market categories: Color 41+ ppm priced at less than $100K and Light Production 91+ ppm priced at less than $100K; to

•	“High-end,” which includes production printing and publishing systems that generally serve the graphic communications marketplace and large enterprises.

Our Services segment is comprised of three outsourcing service offerings:

•	Document Outsourcing (which includes Managed Print Services)
•	Business Process Outsourcing
•	Information Technology Outsourcing

7	Xerox 2011 Form 10-Q

Document outsourcing services include service arrangements that allow customers to streamline, simplify and digitize their document-intensive business processes through automation and deployment of software applications and tools and the management of their printing needs. Document outsourcing also includes revenues from our partner print services offerings. Business process outsourcing services includes service arrangements where we manage a customer’s business activity or process. Information technology outsourcing services includes service arrangements where we manage a customer’s IT-related activities, such as application management and application development, data center operations or testing and quality assurance.

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

Operating segment revenues and profitability for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	Segment Revenue	Segment Profit (Loss)
2011
Technology	$2,495	$266
Services	2,584	266
Other	386	(66)

Total	$5,465	$466

2010
Technology	$2,483	$233
Services	1,843	203
Other	395	(104)

Total	$4,721	$332

	Three Months Ended March 31,
Reconciliation to Pre-tax Income (Loss)	2011	2010
Segment profit	$466	$332
Reconciling items:
Restructuring and asset impairment charges	15	(195)
Restructuring charges of Fuji Xerox	(11)	(22)
Acquisition-related costs	—	(48)
Amortization of intangible assets	(85)	(57)
Venezuelan devaluation costs	—	(21)
Equity in net (income) loss of unconsolidated affiliates	(34)	2
Other	(1)	(1)

Pre-tax Income (Loss)	$350	$(10)

Note 4 – Acquisitions

In February 2011, we acquired Concept Group for $43 net of cash acquired. This acquisition expands our reach into the small and mid-size business market in the U.K. Concept Group has nine locations throughout the U.K. and provides document imaging solutions and technical services to more than 3,000 customers. The operating results of Concept Group are not material to our financial statements and are primarily included within our Technology segment from the date of acquisition. The purchase price was primarily allocated to intangible assets and goodwill based on management’s estimates.

In April 2011, we acquired Unamic/HCN B.V., the largest privately-owned customer care provider in the Benelux region, for approximately $61 in cash. Unamic/HCN’s focus on the Dutch-speaking market will expand ACS’s customer care capabilities in the Netherlands, Belgium, Turkey and Suriname. We are in the process of determining the purchase price allocation.

8	Xerox 2011 Form 10-Q

Affiliated Computer Services, Inc.

In February 2010, we acquired ACS in a cash-and-stock transaction valued at approximately $6.5 billion. In addition, we also repaid $1.7 billion of ACS’s debt at acquisition and assumed an additional $0.6 billion of debt. ACS provides business process outsourcing and information technology outsourcing services and solutions to commercial and governmental clients worldwide. The operating results of ACS are included in our Services segment from February 6, 2010.

The unaudited pro-forma results presented below include the effects of the ACS acquisition as if it had been consummated as of January 1, 2010. The pro-forma results include the amortization associated with the acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for unearned revenue, software and land, buildings and equipment. To better reflect the combined operating results, material non-recurring charges directly attributable to the transaction have been excluded. In addition, the pro-forma results do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro-forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010.

	Three Months Ended March 31, 2010
	Pro-forma	As Reported
Revenue	$5,340	$4,721
Net loss – Xerox	(56)	(42)
Basic loss per-share	(0.05)	(0.04)
Diluted loss per-share	(0.05)	(0.04)

Note 5 – Receivables, Net

Accounts Receivable Sales Arrangements

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivable without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. The agreements involve the sale of entire groups of accounts receivable for cash. In certain instances, a portion of the sales proceeds is held back and deferred until collection of the related receivables by the purchaser. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $97 and $90 at March 31, 2011 and December 31, 2010, respectively. Under most of the agreements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material. Accounts receivables sales were as follows:

	Three Months Ended March 31,
	2011	2010
Accounts receivable sales	$730	$477
Deferred proceeds	94	41
Fees associated with sales	4	4
Estimated decrease to operating cash flows(1)	(24)	(158)

(1)	Represents the difference between current and prior period accounts receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.

9	Xerox 2011 Form 10-Q

Finance Receivables – Allowance for Credit Losses and Credit Quality

Finance receivables include sales-type leases, direct financing leases and installment loans. Our finance receivable portfolios are primarily in the U.S., Canada and Europe. We generally establish customer credit limits and estimate the allowance for credit losses on a country or geographic basis. Our policy and methodology used to establish our allowance for doubtful accounts has been consistently applied over all periods presented.

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

	United States	Canada	Europe	Other(3)	Total
Allowance for Credit Losses:
Balance December 31, 2010	$91	$37	$81	$3	$212
Provision	7	4	11	—	22
Charge-offs	(10)	(5)	(8)	—	(23)
Recoveries and other(1)	(1)	2	3	—	4

Balance March 31, 2011	$87	$38	$87	$3	$215

Finance Receivables as of March 31, 2011 collectively evaluated for impairment(2)	$3,074	$874	$2,865	$76	$6,889

Allowance for Credit Losses:
Balance December 31, 2009	$99	$33	$87	$3	$222
Provision	10	6	17	—	33
Charge-offs	(22)	(6)	(11)	—	(39)
Recoveries and other(1)	1	2	(5)	—	(2)

Balance March 31, 2010	$88	$35	$88	$3	$214

Finance Receivables as of March 31, 2010 collectively evaluated for impairment(2)	$3,349	$882	$2,652	$49	$6,932

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)	Total Finance Receivables exclude residual values of $11 and $17, and the allowance for credit losses of $215 and $214 at March 31, 2011 and 2010, respectively.
(3)	Includes developing market countries and smaller units.

We evaluate our customers based on the following credit quality indicators:

•

Investment grade: This rating includes accounts with excellent to good business credit, asset quality and the capacity to meet financial obligations. These customers are less susceptible to adverse effects due to shifts in economic conditions or changes in circumstance. The rating generally equates to a Standard & Poors (S&P) rating of BBB- or better. Loss rates in this category are normally minimal at less than 1%.

•

Non-investment grade: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. This rating generally equates to a BB S&P rating. Although we experience higher loss rates associated with this customer class, we believe the risk is somewhat mitigated by the fact that our leases are fairly well dispersed across a large and diverse customer base. In addition, the higher loss rates are largely offset by the higher rates of return we obtain with such leases. Loss rates in this category are generally in the range of 2% to 4%.

•

Substandard: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. We use numerous strategies to mitigate risk including higher rates of interest, prepayments, personal guarantees, etc. Accounts in this category include customers who were downgraded during the term of the lease from investment and non-investment grade evaluation when the lease was originated. Accordingly there is a distinct possibility for a loss of principal and interest or customer default. The loss rates in this category are around 10%.

10	Xerox 2011 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	As of March 31, 2011
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
United States:
Finance and Other Services	$354	$400	$172	$926
Government and Education	814	23	7	844
Graphic Arts	133	218	154	505
Industrial	200	87	33	320
Healthcare	133	47	27	207
Other	99	107	66	272

Total United States	1,733	882	459	3,074

Canada:
Finance and Other Services	158	127	56	341
Government and Education	132	11	3	146
Graphic Arts	37	38	44	119
Industrial	60	46	33	139
Other	75	41	13	129

Total Canada	462	263	149	874

Europe:
France	241	410	83	734
U.K./Ireland	224	148	54	426
Central(1)	316	590	55	961
Southern(2)	260	285	81	626
Nordics(3)	57	59	2	118

Total Europe	1,098	1,492	275	2,865

Other	57	16	3	76

Total	$3,350	$2,653	$886	$6,889

11	Xerox 2011 Form 10-Q

	As of December 31, 2010
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
United States:
Finance and Other Services	$360	$401	$190	$951
Government and Education	849	21	7	877
Graphic Arts	147	217	156	520
Industrial	206	91	38	335
Healthcare	134	48	32	214
Other	102	109	69	280

Total United States	1,798	887	492	3,177

Canada:
Finance and Other Services	150	127	56	333
Government and Education	127	12	3	142
Graphic Arts	32	35	48	115
Industrial	57	47	30	134
Other	88	47	13	148

Total Canada	454	268	150	872

Europe:
France	219	374	82	675
U.K./Ireland	206	164	51	421
Central(1)	297	551	65	913
Southern(2)	263	237	81	581
Nordics(3)	50	63	3	116

Total Europe	1,035	1,389	282	2,706

Other	33	33	—	66

Total	$3,320	$2,577	$924	$6,821

(1)	Switzerland, Germany, Austria, Belgium and Holland.
(2)	Italy, Greece, Spain and Portugal.
(3)	Sweden, Norway, Denmark and Finland.

12	Xerox 2011 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	As of March 31, 2011
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
United States:
Finance and Other Services	$21	$4	$2	$27	$899	$926	$24
Government and Education	23	5	4	32	812	844	48
Graphic Arts	20	2	1	23	482	505	12
Industrial	10	2	1	13	307	320	10
Healthcare	7	2	—	9	198	207	7
Other	7	2	—	9	263	272	6

Total United States	88	17	8	113	2,961	3,074	107

Total Canada	3	3	1	7	867	874	25

Europe:
France	1	2	1	4	730	734	9
U.K./Ireland	2	1	1	4	422	426	5
Central(1)	10	5	4	19	942	961	38
Southern(2)	33	9	15	57	569	626	100
Nordics(3)	—	1	—	1	117	118	2

Total Europe	46	18	21	85	2,780	2,865	154

Other	2	1	—	3	73	76	—

Total	$139	$39	$30	$208	$6,681	$6,889	$286

	As of December 31, 2010
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
United States:
Finance and Other Services	$23	$5	$2	$30	$921	$951	$23
Government and Education	26	6	3	35	842	877	40
Graphic Arts	21	3	1	25	495	520	16
Industrial	11	2	1	14	321	335	10
Healthcare	6	2	1	9	205	214	9
Other	8	2	—	10	270	280	8

Total United States	95	20	8	123	3,054	3,177	106

Total Canada	3	3	1	7	865	872	28

Europe:
France	1	1	—	2	673	675	5
U.K./Ireland	4	1	1	6	415	421	7
Central(1)	9	2	4	15	898	913	39
Southern(2)	32	10	15	57	524	581	99
Nordics(3)	1	—	—	1	115	116	2

Total Europe	47	14	20	81	2,625	2,706	152

Other	2	—	—	2	64	66	—

Total	$147	$37	$29	$213	$6,608	$6,821	$286

(1)	Switzerland, Germany, Austria, Belgium and Holland.
(2)	Italy, Greece, Spain and Portugal.
(3)	Sweden, Norway, Denmark and Finland.

13	Xerox 2011 Form 10-Q

Note 6 - Inventories

The following is a summary of Inventories by major category:

	000000	000000
	As of March 31, 2011	As of December 31, 2010
Finished goods	$942	$858
Work-in-process	58	46
Raw materials	100	87

Total Inventories	$1,100	$991

Note 7 - Investment in Affiliates, at Equity

Our equity in net income (loss) of our unconsolidated affiliates was as follows:

	000000	000000
	Three Months Ended March 31,
	2011	2010
Fuji Xerox	$31	$(5)
Other investments	3	3

Total Equity in Net Income (Loss) of Unconsolidated Affiliates	$34	$(2)

Fuji Xerox

Equity in net income (loss) of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income (loss) for the first quarter of 2011 and 2010 includes after-tax restructuring charges of $11 and $22, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.

Condensed financial data of Fuji Xerox were as follows:

	Three Months Ended March 31,
	2011	2010
Summary of Operations:
Revenues	$3,092	$2,857
Cost and expenses	2,897	2,823

Income before income taxes	195	34
Income tax expense	60	29

Net Income	$135	$5
Less: Net income – noncontrolling interests	1	—

Net Income – Fuji Xerox	$134	$5

Weighted Average Exchange Rate(1)	82.12	90.67

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Note 8 - Restructuring Programs

Information related to restructuring program activity during the three months ended March 31, 2011 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance December 31, 2010	$298	$25	$323
Restructuring provision	10	—	10
Reversals of prior accruals	(20)	(5)	(25)

Net current period charges(1)	(10)	(5)	(15)
Charges against reserve and currency	(49)	(4)	(53)

Balance March 31, 2011	$239	$16	$255

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

14	Xerox 2011 Form 10-Q

Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2011	2010
Charges against reserve	$(53)	$(23)
Asset impairment	—	4
Effects of foreign currency and other non-cash items	(4)	(20)

Cash Payments for Restructurings	$(57)	$(39)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
	2011	2010
Technology	$(12)	$129
Services	(1)	43
Other	(2)	23

Total Net Restructuring Charges	$(15)	$195

Note 9 - Interest Expense and Income

Interest expense and interest income were as follows:

	000000	000000
	Three Months Ended March 31,
	2011	2010
Interest expense(1)	$127	$153
Interest income(2)	169	178

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 10 - Financial Instruments

Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

Fair Value Hedges

As of March 31, 2011 and December 31, 2010, pay variable/receive fixed interest rate swaps with notional amounts of $900 and $950 and net (liability)/asset fair values of $(2) and $11, respectively, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting the debt from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2011 or 2010.

15	Xerox 2011 Form 10-Q

The following is a summary of our fair value hedges at March 31, 2011:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Notes due 2013	2010	$400	$(1)	4.71%	5.65%	Libor	2013
Senior Notes due 2015	2011	400	(1)	2.36%	4.25%	Libor	2015
Senior Notes due 2016	2010	100	—	3.97%	6.40%	Libor	2016

Total		$900	$(2)

Terminated Swaps

During the three months ended March 31, 2011, interest rate swaps that had been designated as fair value hedges of the 2014 Senior Notes were terminated. These terminated interest rate swaps had an aggregate notional value of $750. The fair value adjustment of $(12) to the 2014 Senior Notes is being amortized to interest expense over the remaining term of the related notes.

Foreign Exchange Risk Management

We are a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchase option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:

•	Foreign currency – denominated assets and liabilities
•	Forecasted purchases and sales in foreign currency

Summary of Foreign Exchange Hedging Positions

At March 31, 2011, we had outstanding forward exchange and purchased option contracts with gross notional values of $3,159, which is reflective of the amounts that are normally outstanding at any point during the year. These contracts generally mature in 12 months or less.

The following is a summary of the primary hedging positions and corresponding fair values as of March 31, 2011:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
U.S. Dollar/Euro	$661	$(11)
Japanese Yen/U.S. Dollar	413	—
Japanese Yen/Euro	384	(12)
Euro/U.K. Pound Sterling	364	8
Euro/U.S. Dollar	242	4
Swiss Franc/Euro	208	(1)
U.K. Pound Sterling/Euro	184	(2)
Swedish Kronor/Euro	108	—
U.K. Pound Sterling/Swiss Franc	77	(7)
U.S. Dollar/Japanese Yen	62	1
Danish Krone/Euro	58	—
Mexican Peso/U.S. Dollar	55	1
Euro/Japanese Yen	50	2
All Other	293	—

Total Foreign Exchange Hedging	$3,159	$(17)

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheets at March 31, 2011.

16	Xerox 2011 Form 10-Q

Foreign Currency Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net (liability)/asset fair value of these contracts was $(10) and $18 as of March 31, 2011 and December 31, 2010, respectively.

Summary of Derivative Instruments Fair Value

The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2011	December 31, 2010

Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$3	$19
	Other current liabilities	(13)	(1)
Interest rate swaps	Other long-term assets	—	11
	Other long-term liabilities	(2)	—

	Net Designated (Liability) Asset	$(12)	$29

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$18	$26
	Other current liabilities	(25)	(18)

	Net Undesignated (Liability) Asset	$(7)	$8

Summary of Derivatives	Total Derivative Assets	$21	$56
	Total Derivative Liabilities	(40)	(19)

	Net Derivative (Liability) Asset	$(19)	$37

Summary of Derivative Instruments Gains (Losses)

Derivative gains and losses affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and losses.

Designated Derivative Instruments Gains (Losses)

The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized In Income	Derivative Gain (Loss) Recognized in Income Three Months Ended March 31,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended March 31,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$(1)	$22	$1	$(22)

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended March 31,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended March 31,
	2011	2010		2011	2010
Foreign exchange contracts – forwards	$(27)	$9	Cost of sales	$3	$4

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.

17	Xerox 2011 Form 10-Q

At March 31, 2011, net losses of $9 (pre-tax) are recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.

The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Three Months Ended March 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2011	2010
Foreign exchange contracts – forwards	Other expense - Currency losses, net	$(31)	$22

During the three months ended March 31, 2011 and 2010, we recorded Currency losses, net of $1 and $22, respectively. Currency losses, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Note 11 - Fair Value of Financial Assets and Liabilities

The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement of fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of March 31, 2011	As of December 31, 2010
Assets:
Foreign exchange contracts-forwards	$21	$45
Interest rate swaps	—	11
Deferred compensation investments in cash surrender life insurance	72	70
Deferred compensation investments in mutual funds	24	22

Total	$117	$148

Liabilities:
Foreign exchange contracts-forwards	$38	$19
Interest rate swaps	2	—
Deferred compensation plan liabilities	99	98

Total	$139	$117

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

18	Xerox 2011 Form 10-Q

Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,000	$1,000	$1,211	$1,211
Accounts receivable, net	3,068	3,068	2,826	2,826
Short-term debt	1,382	1,398	1,370	1,396
Long-term debt	7,228	7,729	7,237	7,742
Liability to subsidiary trust issuing preferred securities	650	679	650	670

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

Note 12 - Employee Benefit Plans

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Pension Benefits		Retiree Health
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Components of Net Periodic Benefit Costs:
Service cost	$48	$46	$2	$2
Interest cost	118	120	12	14
Expected return on plan assets	(127)	(120)	—	—
Recognized net actuarial loss	17	16	—	—
Amortization of prior service credit	(6)	(5)	(10)	(6)
Recognized settlement loss	30	31	—	—

Net Periodic Benefit Cost	80	88	4	10

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Amortization of net prior service credit	6	5	10	6
Amortization of net actuarial losses	(47)	(47)	—	—

Total Recognized in Other Comprehensive Income(1)	(41)	(42)	10	6

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$39	$46	$14	$16

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The amount, net of tax, is included within Note 13 “Shareholders’ Equity”.

19	Xerox 2011 Form 10-Q

The following table provides a summary of the components of the Net change in benefit plans included within Other comprehensive income as reported in Note 13 - Shareholders’ Equity:

	Three Months Ended March 31,
(Expense)/Benefit	2011	2010
Other changes in plan assets and benefit obligations	$31	$36
Income tax	(11)	(14)
Fuji Xerox changes in defined benefit plans(1)	(18)	36
Currency, net	(36)	42
Other, net	(2)	(1)

Net Change in Benefit Plans	$(36)	$99

(1)	Represents our share of Fuji Xerox’s plan changes.

Contributions: During the three months ended March 31, 2011, we made contributions of $44 and $20 to our defined benefit pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $456 to our defined benefit pension plans and $67 to our other post-retirement benefit plans in 2011 for a total of $500 and $87, respectively.

Note 13 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$1,398	$6,580	$6,016	$(1,988)	$12,006	$153	$12,159
Net income	—	—	281	—	281	8	289
Translation adjustments	—	—	—	297	297	—	297
Changes in benefit plans(1)	—	—	—	(36)	(36)	—	(36)
Other unrealized losses, net	—	—	—	(21)	(21)	—	(21)

Comprehensive Income					$521	$8	$529

Cash dividends declared-common stock(3)	—	—	(61)	—	(61)	—	(61)
Cash dividends declared-preferred stock(4)	—	—	(6)	—	(6)	—	(6)
Stock option and incentive plans	3	45	—	—	48	—	48
Tax benefit on stock option and incentive plans, net	—	1	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)

Balance at March 31, 2011	$1,401	$6,626	$6,230	$(1,748)	$12,509	$155	$12,664

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2009	$871	$2,493	$5,674	$(1,988)	$7,050	$141	$7,191
Net (loss) income	—	—	(42)	—	(42)	8	(34)
Translation adjustments	—	—	—	(308)	(308)	(1)	(309)
Changes in benefit plans(1)	—	—	—	99	99	—	99
Other unrealized gains	—	—	—	4	4	—	4

Comprehensive (Loss) Income					$(247)	$7	$(240)

ACS acquisition(2)	490	3,825	—	—	4,315	—	4,315
Cash dividends declared-common stock(3)	—	—	(61)	—	(61)	—	(61)
Cash dividends declared-preferred stock(4)	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans	19	122	—	—	141	—	141
Tax benefit on stock option and incentive plans, net	—	3	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)

Balance at March 31, 2010	$1,380	$6,443	$5,568	$(2,193)	$11,198	$145	$11,343

(1)	Refer to Note 12, Employee Benefit Plans for additional information.
(2)	See Note 4 – Acquisitions for further information.
(3)	Cash dividends declared on common stock of $0.0425 per share in the first quarter of 2011 and 2010.

20	Xerox 2011 Form 10-Q

(4)	Cash dividends declared on preferred stock of $20.00 per share in the first quarter of 2011 and $12.22 per share in the first quarter of 2010.

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is composed of the following:

	As of March 31, 2011	As of December 31, 2010
Cumulative translation adjustments	$(538)	$(835)
Benefit plans net actuarial losses and prior service credits (1)	(1,203)	(1,167)
Other unrealized (losses) gains, net	(7)	14

Total Accumulated Other Comprehensive Loss	$(1,748)	$(1,988)

(1)	Includes our share of Fuji Xerox – See Note 12 for additional information.

Note 14 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2011	2010
Basic Earnings (Loss) per Share:
Net income (loss) attributable to Xerox	$281	$(42)
Accrued dividends on preferred stock	(6)	(3)

Adjusted Net Income (Loss) Available to Common Shareholders	$275	$(45)

Weighted-average common shares outstanding	1,400,077	1,175,732
Basic Earnings (Loss) per Share	$0.20	$(0.04)

Diluted Earnings (Loss) per Share:
Net income (loss) attributable to Xerox	$281	$(42)
Accrued dividends on preferred stock	(6)	(3)

Adjusted Net Income (Loss) Available to Common Shareholders	$275	$(45)

Weighted-average common shares outstanding	1,400,077	1,175,732
Common shares issuable with respect to:
Stock options	13,570	—
Restricted stock and performance shares	20,284	—
Convertible Securities	1,992	—

Adjusted Weighted Average Common Shares Outstanding	1,435,923	1,175,732

Diluted Earnings (Loss) per Share	$0.19	$(0.04)

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (shares in thousands):
Stock options	54,486	96,881
Restricted stock and performance shares	18,988	27,727
Convertible preferred stock	26,966	26,966
Convertible securities	—	1,992

	100,440	153,566

Dividends per common share	$0.0425	$0.0425

21	Xerox 2011 Form 10-Q

Note 15 - Contingencies

Brazil Tax and Labor Contingencies

Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of March 31, 2011, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,389, with the increase from the December 31, 2010 balance of approximately $1,274 primarily related to interest, currency and adjustments to existing cases. With respect to the unreserved balance of $1,389, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2011 we had $278 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $19 and additional letters of credit of approximately $164. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

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

22	Xerox 2011 Form 10-Q

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

Other Contingencies

We have issued or provided the following guarantees as of March 31, 2011:

•

$251 for letters of credit issued to i) guarantee our performance under certain services contracts; ii) support certain insurance programs; and iii) support our obligations related to the Brazil tax and labor contingencies.

•

$683 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

In general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote. We believe that our capacity in the surety markets as well as under various credit arrangements (including our Credit Facility) is sufficient to allow us to respond to future requests for proposals that require such credit support.

23	Xerox 2011 Form 10-Q

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2011, we serviced a FFEL portfolio of approximately 4.7 million loans with an outstanding principal balance of approximately $58.1 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2011, other current liabilities include reserves which we believe to be adequate.

Note 16 – Subsequent Event

In April 2011, Xerox Capital Trust I (“Trust I”), our wholly-owned subsidiary trust, provided notice of its intention to call in May the 8% Preferred Securities due in 2027 of $650. We expect to incur a pre-tax loss on extinguishment of debt of approximately $34 ($21 after-tax), representing the call premium of approximately $10 as well as the write-off of unamortized debt costs and other liability carrying value adjustments of approximately $24.

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

Overview

Results for the three months ended March 31, 2011 included revenue growth and operational improvements. Total revenue of $5.5 billion increased 16% from the prior year including a 1-percentage point positive impact from currency, primarily due to our acquisition of ACS in February 2010. In order to provide a clearer comparison of our first quarter 2011 results to the prior year, we are also providing a discussion and analysis on a pro-forma basis, where we include ACS’s 2010 estimated results from January 1st through February 5th in our historical 2010 results. On a pro-forma1 basis, total revenue increased 2% with no impact from currency. Revenue growth reflects an improving annuity trend in Technology as well as solid growth in Services revenue.

First quarter 2011 net income attributable to Xerox was $281 million and included $53 million of after-tax amortization of intangible assets. First quarter 2010 net loss attributable to Xerox was $42 million and included $36 million of after-tax intangibles amortization as well as after-tax costs and expenses of $230 million related to restructuring, acquisition-related costs and other discrete items. The improvement in net income reflects operational cost savings from restructuring and acquisition synergies, which helped to offset unfavorable transaction currency on our product costs.

We used $30 million in operating cash during the first quarter 2011 primarily due to the timing of accounts payable payments. Cash used in investing activities of $153 million primarily reflects capital expenditures of $111 million. Cash used in financing activities was $42 million, primarily reflecting dividends of $66 million.

24	Xerox 2011 Form 10-Q

Financial Review

Revenues

(in millions)	Three Months Ended March 31,			Pro-forma(1)	% of Total Revenue
	2011	2010	% Change	% Change	2011	2010
Equipment sales	$826	$822	—%	—%	15%	17%
Annuity revenue	4,639	3,899	19%	3%	85%	83%

Total Revenue	5,465	4,721	16%	2%	100%	100%

Memo: Color(2)	$1,609	$1,527	5%	5%	29%	32%

Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,671	$1,678
Less: Supplies, paper and other sales	(845)	(856)

Equipment Sales	$826	$822

Service, outsourcing and rentals	$3,632	$2,870
Add: Finance income	162	173
Add: Supplies, paper and other sales	845	856

Annuity Revenue	$4,639	$3,899

First quarter 2011 total revenues increased 16% compared to the first quarter 2010, including a 1-percentage point positive impact from currency. Our consolidated 2011 results include an entire quarter of the results of Affiliated Computer Services, Inc. On a pro-forma1 basis, first quarter 2011 total revenue grew 2% with no impact from currency. Total revenues included the following:

•	19% increase in annuity revenue, or 3% on a pro-forma[1] basis. The pro-forma[1] increase included a 1-percentage point positive impact from currency. Annuity revenue is comprised of the following:
-

Service, outsourcing and rentals revenue of $3,632 million increased 27%, or 5% on a pro-forma[1] basis, with a 1-percentage point positive impact from currency. Growth across each of our three Services businesses more than offset the year-over-year decline in digital pages.

-	Supplies, paper and other sales of $845 million declined 4% on a pro-forma[1] basis, with no impact from currency driven by a decline in paper sales.
•

Flat equipment sales revenue, with no impact from currency. A 4% decline in install activity was driven by weakness in entry products, reflecting declines in our developing markets which included the impact from events in the Middle East, offset by product mix.

•	5% increase in color revenue[2], with no impact from currency, reflects:
-	6% increase in color[2] annuity revenue, including a 1-percentage point positive impact from currency. The increase was driven by higher color page volumes.
-	4% increase in color[2] equipment sales revenue, with no impact from currency. The increase was driven by strong installs of new products across the mid-range and high-end product categories.

An analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Costs, Expenses and Other Income

Summary of Key Financial Ratios

The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
	2011	2010	B/(W)	Pro-forma(1) 2010	Pro-forma B/(W)
Total Gross Margin	33.0%	36.1%	(3.1) pts.	33.8%	(0.8) pts.
RD&E as a % of Revenue	3.4%	4.3%	0.9 pts.	3.8%	0.4 pts.
SAG as a % of Revenue	20.5%	23.3%	2.8 pts.	21.7%	1.2 pts.
Operating Margin(3)	9.1%	8.5%	0.6 pts.	8.3%	0.8 pts.

Pre-tax Income Margin	6.4%	(0.2)%	6.6 pts.	(0.9)%	7.3 pts.

25	Xerox 2011 Form 10-Q

First quarter 2011 operating margin3 of 9.1% increased 0.6-percentage points, or 0.8-percentage points on a pro-forma1 basis, as compared to the first quarter 2010. The increase was due primarily to disciplined cost and expense management combined with a favorable mix impact from the continued growth in BPO and ITO revenue.

Note: On an actual basis, first quarter 2011 total gross margin decreased 3.1 percentage points and RD&E and SAG as a percent of revenue both decreased by 0.9 percentage points and 2.8 percentage points, respectively, primarily due to the ACS acquisition. ACS, as a typical services-based company, had a lower gross margin and lower RD&E and SAG as a percent of revenue as compared to a technology based company, which Xerox typified before the acquisition. Since actual comparisons are not completely informative, gross margins, RD&E and SAG are primarily discussed below on a pro-forma basis, with ACS’s 2010 estimated results from January 1st through February 5th included in our historical 2010 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

Gross Margin

Gross margin of 33.0% decreased 3.1-percentage points, or 0.8-percentage points on a pro-forma1 basis, as compared to the first quarter 2010. The decrease was driven by a 0.5 point negative impact of unfavorable year-over-year transaction currency and a 0.4 point mix impact from the continued growth in BPO and ITO revenue. Price erosion was more than offset by the impact of cost productivities and restructuring savings.

Technology gross margin decreased by 1.4-percentage points as compared to the first quarter 2010. The decrease is due primarily to the negative year-over-year impact of transaction currency.

Service gross margin decreased by 0.4-percentage points as compared to the first quarter 2010. The decrease is due primarily to the mix impact from the continued growth in BPO and ITO revenue.

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended March 31,
	2011	2010	Change	Pro-forma(1) Change
R&D	$156	$173	$17	$17
Sustaining engineering	28	32	4	4

Total RD&E Expenses	$184	$205	$21	$21

First quarter 2011 RD&E as a percent of revenue of 3.4% decreased 0.9 percentage points from the first quarter 2010, or 0.4 points on a pro-forma basis1. In addition to lower spending, the decrease was also driven by the positive mix impact of the continued growth in BPO and ITO revenue.

RD&E of $184 million in the first quarter 2011 was $21 million lower than the first quarter 2010, reflecting the impact of restructuring and productivity improvements. Innovation is one of our core strengths and we continue to invest at levels that enhance this core strength, particularly in color, software and services. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

SAG as a percent of revenue of 20.5%, decreased 2.8-percentage points, or 1.2-percentage points on a pro-forma1 basis from first quarter 2010. In addition to spending reductions, the decrease was also driven by positive mix impact from the continued growth in BPO and ITO revenue.

26	Xerox 2011 Form 10-Q

SAG expenses of $1,119 million in the first quarter 2011 were $20 million higher than the first quarter 2010 and $39 million lower on a pro-forma1 basis. There was a $6 million unfavorable impact from currency for the quarter. The SAG expense reflects the following on a pro-forma1 basis:

•	$19 million increase in selling expenses, reflecting the impact of acquisitions and increased brand advertising, partially offset the benefits from restructuring and productivity improvements.
•	$30 million decrease in general and administrative expenses, reflecting the benefits from restructuring and operational improvements.
•	$28 million decrease in bad debt expenses, reflecting an improving write-off trend. 2011 first quarter bad debt expense of $32 million continued to remain less than one percent of receivables.

Restructuring and Asset Impairment Charges

During the first quarter 2011, we recorded net restructuring and asset impairment credits of $15 million, primarily resulting from net reversals and changes in estimated reserves from prior period initiatives.

The restructuring reserve balance as of March 31, 2011, for all programs was $255 million, of which approximately $244 million is expected to be spent over the next twelve months. Refer to Note 8, Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Acquisition-related Costs

Acquisition-related costs were $48 million in the first quarter 2010 primarily reflecting $42 million of transaction costs, which represent external costs directly related to completing the acquisition of ACS.

Amortization of Intangible Assets

During the first quarter 2011, we recorded $85 million of expense related to the amortization of intangibles assets, which is $28 million higher than first quarter 2010. The increase primarily reflects an entire quarter of amortization of intangibles associated with our acquisition of ACS. Refer to Note 4, Acquisitions, in the Condensed Consolidated Financial Statements for additional information regarding the ACS acquisition.

Worldwide Employment

Worldwide employment of 134,100 at March 31, 2011 decreased approximately 2,400 from December 31, 2010, primarily due to restructuring related actions that more than offset the impact of acquisitions.

Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2011	2010
Non-financing interest expense	$67	$89
Interest income	(7)	(5)
Gains on sales of businesses and assets	(1)	(2)
Currency losses, net	1	22
Litigation matters	6	—
All Other expenses, net	12	6

Total Other Expenses, Net	$78	$110

Non-Financing Interest Expense: First quarter 2011 non-financing interest expense of $67 million was $22 million lower than first quarter 2010 reflecting a lower average debt balance due to the $550 million Senior Note redemption in October 2010 and other repayments of debt, as well as the benefit of lower borrowing costs achieved as a result of utilizing the commercial paper program.

27	Xerox 2011 Form 10-Q

Currency Losses, Net: In January 2010, Venezuela announced a devaluation of the Bolivar to an official rate of 4.30 Bolivars to the dollar for our products. As a result of this devaluation, we recorded a currency loss of $21 million in the first quarter of 2010 for the re-measurement of our net Bolivar denominated monetary assets.

Litigation Matters: First quarter 2011 litigation matters include charges of $6 million related to probable losses on various legal matters.

Income Taxes

First quarter 2011 effective tax rate was 27.1%. On an adjusted basis3, first quarter 2011 tax rate was 29.2%, which was lower than the U.S. statutory tax rate primarily due to net tax benefits from the geographical mix of income before taxes and the related tax rates in those jurisdictions and foreign tax credits.

First quarter 2010 effective tax rate was (220.0)%. On an adjusted basis3, first quarter 2010 tax rate was 32.2%, which was lower than the U.S. statutory tax rate primarily due to tax benefits from the geographical mix of income before taxes and the related tax rates in those jurisdictions and the re-measurement of certain unrecognized tax positions partially offset by the incremental U.S. tax cost on foreign income.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the geographical mix of income and the related tax rates in those jurisdictions and available foreign tax credits. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remaining quarters of 2011 will be approximately 31%, excluding the effects of any discrete events.

Equity in Net Income (Loss) of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2011	2010
Total Equity in net income (loss) of unconsolidated affiliates	$34	$(2)
Fuji Xerox after-tax restructuring costs	11	22

Equity in net income (loss) of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox. The increase in equity income was due to an increase in Fuji Xerox’s income driven primarily by higher revenue and cost improvements.

Japan

Although there was no material impact on our first quarter 2011 equity income or supply chain operations as a result of the natural disaster in Japan, we continue to monitor and evaluate potential impacts in 2011. We are evaluating alternative sourcing for certain components and materials obtained from third-party Japanese suppliers, which may result in increased supply chain costs. In addition, we believe there may be some product constraints toward the middle of the second quarter which could potentially impact equipment installs for Xerox and Fuji Xerox and, accordingly, revenue growth. A full recovery is not expected until late 2011.

In summary, we are monitoring the following three areas:

•	Fuji Xerox equity income
•	Supply chain costs
•	Possible product constraints

We expect that over the course of 2011, we can minimize the impact on cost and revenue growth. However, at this stage, we continue to evaluate the situation.

28	Xerox 2011 Form 10-Q

Net Income

First quarter 2011 net income attributable to Xerox was $281 million, or $0.19 per diluted share. On an adjusted basis3, net income attributable to Xerox was $334 million, or $0.23 per diluted share. In the first quarter 2011, amortization of intangible assets represents the only adjustment to net income.

First quarter 2010 net loss attributable to Xerox was $42 million, or $0.04 per diluted share. On an adjusted basis3, net income attributable to Xerox was $224 million, or $0.18 per diluted share.

The Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section contains the first quarter adjustments to net income.

Segment Review

	Three Months Ended March 31,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2011
Technology	$2,495	46%	$266	10.7%
Services	2,584	47%	266	10.3%
Other	386	7%	(66)	(17.1)%

Total	$5,465	100%	$466	8.5%

2010
Technology	$2,483	53%	$233	9.4%
Services	1,843	39%	203	11.0%
Other	395	8%	(104)	(26.3)%

Total	$4,721	100%	$332	7.0%

2010 Pro-forma (1)
Technology	$2,483	47%	$233	9.4%
Services	2,462	46%	237	9.6%
Other	395	7%	(115)	(29.1)%

Total	$5,340	100%	$355	6.6%

Technology

Our Technology segment includes the sale of products and supplies, as well as the associated technical service and financing of products.

Revenue

	Three Months Ended March 31,		Change
(in millions)	2011	2010
Equipment sales	$723	$730	(1)%
Annuity revenue	1,772	1,753	1%

Total Revenue	$2,495	$2,483	— %

First quarter 2011 Technology revenue of $2,495 million was flat in comparison to first quarter 2010, with no impact from currency. Total technology revenue included the following:

•

1% decrease in equipment sales revenue with a 1-percentage point positive impact from currency. Growth in mid-range and high-end installs was more than offset by a decline in entry installs, reflecting declines in our developing markets which included the impact from events in the Middle East. Technology revenue excludes sales in our partner print services offerings.

29	Xerox 2011 Form 10-Q

•	1% increase in annuity revenue with no impact from currency driven by an increase in supplies revenue.
•	Technology revenue mix was 24% entry, 56% mid-range and 20% high-end.
•	Ten products launched in the first quarter 2011 – six entry multifunction devices and a refresh of the mid-range color laser.

Segment Margin

First quarter 2011 Technology segment margin of 10.7% increased 1.3-percentage points from first quarter 2010. Lower cost and expense from restructuring savings and lower bad debt expense more than offset the gross margin decline.

Installs

Entry

•	8% decrease driven by a decline in developing markets and sales to OEM partners.

Mid-Range

•	6% increase in installs of mid-range black-and-white devices driven by growth in all geographies.
•	27% increase in installs of mid-range color devices driven primarily by demand for new products, such as the Xerox Color 550/560, WorkCentre® 7545/7556 and WorkCentre® 7120.

High-End

•	13% decline in installs of high-end black-and-white systems driven by declines across most product areas.
•	19% increase in installs of high-end color systems reflecting strong demand for the Xerox Color 800 and 1000.

Note: Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipped to GIS. Descriptions of “Entry”, “Mid-range” and “High-end” can be found in Note 3, Segment Reporting, in the Condensed Consolidated Financial Statements.

Services

Our Services segment comprises three service offerings: Business Process Outsourcing (“BPO”), Information Technology Outsourcing (“ITO”) and Document Outsourcing (“DO”).

Note: Results for the Services segment are primarily discussed below on a pro-forma basis, with ACS’s 2010 estimated results from January 1 through February 5 included in our historical 2010 results (See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP measure).

Revenue

First quarter 2011 Services total revenue of $2,584 million increased 40% or 5% on a pro-forma1 basis, with no impact from currency.

•

BPO delivered pro-forma[1] revenue growth of 8% and represented 55% of total Services revenue. BPO growth was driven by recent acquisitions and by healthcare services, customer care, transportation solutions and the healthcare payer services businesses.

•	ITO revenue increased 1% on a pro-forma[1] basis and represented 13% of total Services revenue. ITO growth was driven by new commercial business.
•

DO revenue increased 4%, with no impact from currency, and represented 32% of total Services revenue. This increase represents a continued improving trend from 2010 and now includes revenues from our partner print services offerings.

Segment Margin

First quarter 2011 Services segment margin of 10.3% decreased 0.7-percentage points, or increased 0.7-percentage points on a pro-forma1 basis, from first quarter 2010. The pro-forma increase was driven primarily by revenue growth, lower cost and expense from restructuring and synergies and the positive mix impact of BPO and ITO in 2011.

30	Xerox 2011 Form 10-Q

Metrics

Pipeline

Our total services sales pipeline, including synergy opportunities, grew 29% over the first quarter 2010. This sales pipeline includes the Total Contract Value (“TCV”) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Services signings were an estimated $3.0 billion in TCV for the quarter. Combined with the previous three quarters, the trailing twelve month growth was 3% as compared to the comparable prior year period.

(in billions)	Three Months Ended March 31, 2011,
BPO	$1.25
DO	0.90
ITO	0.85

Total Signings	$3.00

Signings were strong across all areas with growth from the first quarter 2010 driven by DO and ITO signings. BPO signings growth was impacted by a difficult year-over-year compare driven by the California Medicaid signing that occurred in the first quarter 2010.

Note: TCV is estimated total revenue for future contracts for pipeline or signed contracts for signings, as applicable.

Other

Revenue

First quarter 2011 Other revenue of $386 million decreased 2%, including a 1-percentage point positive impact from currency, primarily due to a decline in paper sales, wide format systems and other supplies partially offset by higher licensing revenue. Paper comprised approximately 62% of the first quarter 2011 Other segment revenue.

Segment Margin

First quarter 2011 Other loss of $66 million improved $38 million from first quarter 2010, driven primarily by a decrease in non-financing interest expense and currency losses.

(1)

Results are discussed primarily on a pro-forma basis and include ACS’s estimated results from January 1 through February 5. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

(2)	Color revenues represent a subset of total revenues and exclude Global Imaging Systems, Inc. (“GIS”).
(3)	See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP financial measure.

Capital Resources and Liquidity

Cash Flow Analysis

The following table summarizes our cash and cash equivalents for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in millions)	2011	2010	Change
Net cash (used in) provided by operating activities	$(30)	$375	$(405)
Net cash used in investing activities	(153)	(1,566)	1,413
Net cash used in financing activities	(42)	(1,565)	1,523
Effect of exchange rate changes on cash and cash equivalents	14	(33)	47

Decrease in cash and cash equivalents	(211)	(2,789)	2,578
Cash and cash equivalents at beginning of period	1,211	3,799	(2,588)

Cash and Cash Equivalents at End of Period	$1,000	$1,010	$(10)

31	Xerox 2011 Form 10-Q

Cash Flows from Operating Activities

Net cash used in operating activities was $30 million in the first quarter 2011. The $405 million decrease in cash from first quarter 2010 was primarily due to the following:

•	$402 million decrease due to lower accounts payable and accrued compensation primarily related to the timing of accounts payable payments, as well as lower inventory and other spending.
•	$49 million decrease as a result of up-front costs and other customer related spending associated with our services contracts.
•	$36 million decrease due to a lower net reduction of finance receivables.
•	$18 million decrease due to higher restructuring payments associated with previously reported actions.
•	$11 million decrease due to higher contributions to our defined pension benefit plans.
•	$51 million increase reflecting receipt of income tax refunds in the first quarter of 2011.
•	$37 million increase as a result of lower inventory levels reflecting focused supply chain actions.
•	$13 million increase due to a decrease in net accounts receivable activity. The decrease reflects a higher level of receivable sales partially offset by higher revenues.

Cash Flows from Investing Activities

Net cash used in investing activities was $153 million in the first quarter 2011. The $1,413 million decrease in the use of cash from first quarter 2010 was primarily due to the following:

•

$1,481 million decrease due to the 2011 acquisition of Concept Group for $43 million as compared to the acquisitions of ACS for $1,495 million and Irish Business Systems Limited for $29 million in 2010.

•	$35 million increase due to higher capital expenditures (including internal use software).
•	$17 million increase due to lower cash proceeds from asset sales.

Cash Flows from Financing Activities

Net cash used in financing activities was $42 million in the first quarter 2011. The $1,523 million decrease in the use of cash from first quarter 2010 was primarily due to the following:

•

$1,656 million decrease from net debt activity. First quarter 2010 reflects the repayment of $1,733 million of ACS’s debt and $14 million of debt issuance costs for the Bridge Loan Facility commitment, which was terminated in December 2009. These payments were offset by net proceeds of $100 million from borrowings under the Credit Facility and net proceeds of $8 million on other debt.

•	$96 million increase due to lower proceeds from the issuance of common stock. First quarter 2010 reflects a higher level of exercise of stock options issued under the former ACS plan.
•	$23 million increase reflecting dividends on an increased number of outstanding shares as a result of the acquisition of ACS in 2010.

Customer Financing Activities

The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	As of March 31, 2011	As of December 31, 2010
Total Finance receivables, net (1)	$6,685	$6,620
Equipment on operating leases, net	522	530

Total Finance Assets, net	$7,207	$7,150

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

32	Xerox 2011 Form 10-Q

The increase of $57 million in Total finance assets, net includes favorable currency of $200 million.

We maintain a certain level of debt referred to as financing debt, to support our investment in our lease contracts. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets for this financing aspect of our business. Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	As of March 31, 2011	As of December 31, 2010
Financing debt (1)	$6,306	$6,256
Core debt	2,304	2,351

Total Debt	$8,610	$8,607

(1)	Financing debt includes $5,849 million and $5,793 million as of March 31, 2011 and December 31, 2010, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes our debt:

(in millions)	As of March 31, 2011	As of December 31, 2010
Principal debt balance(1)	$8,396	$8,380
Net unamortized discount	(1)	(1)
Fair value adjustments	215	228

Total Debt	8,610	8,607
Less: Current maturities and short-term debt(1)	(1,382)	(1,370)

Total Long-term Debt(1)	$7,228	$7,237

(1)	Includes Commercial Paper of $300 million as of March 31, 2011 and December 31, 2010.

Sales of Accounts Receivable

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivable without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. Accounts receivable sales were as follows:

	Three Months Ended March 31,
(in millions)	2011	2010
Accounts receivable sales	$730	$477
Deferred proceeds	94	41
Fees associated with sales	4	4
Estimated decrease to operating cash flows(1)	(24)	(158)

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.

Refer to Note 5 – Receivables, Net in the Condensed Consolidated Financial Statements for additional information.

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

33	Xerox 2011 Form 10-Q

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

The following is a discussion of our liquidity position as of March 31, 2011:

•

Total cash and cash equivalents was $1.0 billion, and there were no outstanding borrowings or letters of credit under our $2 billion Credit Facility. The Credit Facility provides backup for our Commercial Paper borrowings which amounted to $300 million at March 31, 2011.

•

Cash flows used in operations were $30 million for the three months ended March 31, 2011. Over the past two years we have consistently delivered strong cash flows from operations, driven by the strength of our annuity-based revenue model. Cash flows from operations were $2,726 million and $2,208 million for the years ended December 31, 2010 and 2009, respectively. We expect 2011 full-year operating cash flows of approximately $2.5 billion.

•	Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years and includes $300 million of Commercial Paper:

Year		Amount
Q2	2011	$314
Q3	2011	1,048
Q4	2011	10
	2012	1,132
	2013	417
	2014	772
	2015	1,251
	2016	950
	2017	501
	2018	1,001
	2019	650
	2020 and thereafter	350

	Total	$8,396

Subsequent Event

In April 2011, Xerox Capital Trust I (“Trust I”), our wholly-owned subsidiary trust, provided notice of its intention to call in May the 8% Preferred Securities due in 2027 of $650 million. We expect to incur a pre-tax loss on extinguishment of debt of approximately $34 million ($21 million after-tax) representing the call premium of approximately $10 million as well as the write-off of unamortized debt costs and other liability carrying value adjustments of approximately $24 million.

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

34	Xerox 2011 Form 10-Q

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

The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 10 – Financial Instruments in the Condensed Consolidated Financial Statements for further discussion and information on our financial risk management strategies.

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

Adjusted Earnings Measures

To better understand the trends in our business and the impact of the ACS acquisition, we believe it is necessary to adjust the following amounts determined in accordance with GAAP to exclude the effects of the certain items as well as their related income tax effects. For our 2011 reporting, adjustments are expected to be limited to the amortization of intangible assets and other discrete items that occur during the year.

•	Net income and Earnings per share (“EPS”)
•	Effective tax rate
•	Operating income and margin

The above have been adjusted for the following items:

•

Restructuring and asset impairment charges (including those incurred by Fuji Xerox) (2010 only): Restructuring and asset impairment charges consist of costs primarily related to severance and benefits for employees terminated pursuant to formal restructuring and workforce reduction plans. We exclude these charges because we believe that these historical costs do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of our current or past operating performance. In addition, such charges are inconsistent in amount and frequency. Such charges are expected to yield future benefits and savings with respect to our operational performance.

•

Acquisition-related costs (2010 only): We incurred significant expenses in connection with our acquisition of ACS which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. Acquisition-related costs include transaction and integration costs, which represent external incremental costs directly related to completing the acquisition and the integration of ACS and Xerox. We believe it is useful for investors to understand the effects of these costs on our total operating expenses.

35	Xerox 2011 Form 10-Q

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

•

Other discrete, unusual or infrequent costs and expenses: In addition, we have also excluded the following additional items given the discrete, unusual or infrequent nature of these items on our results of operations for the period – 1) Venezuela devaluation costs (Q1 2010) and 2) Medicare subsidy tax law change (income tax effect only)(Q1 2010). We believe exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods as well as expected trends in our business.

Pro-forma Basis

To better understand the trends in our business, we discuss our first quarter 2011 operating results by comparing them against adjusted first quarter 2010 results which include ACS historical results for the comparable period. Accordingly, we have included ACS in our first quarter 2010 estimated results for the comparable period January 1 through February 5, in our reported first quarter 2010 results. We refer to comparisons against these adjusted first quarter 2010 results as “pro-forma” basis comparisons. ACS 2010 historical results for the period January 1 through February 5, 2010 have been adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, exited businesses and other material non-recurring costs associated with the acquisition. We believe comparisons on a pro-forma basis are more meaningful than the actual comparisons given the size and nature of the ACS acquisition. We believe the pro-forma basis comparisons allow investors to have better understanding and additional perspective of the expected trends in our business as well as the impact of the ACS acquisition on the Company’s operations.

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended March 31, 2011(1)		Three Months Ended March 31, 2010
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
Reported	$281	$0.19	$(42)	$(0.04)

Adjustments:
Amortization of intangible assets	53	0.04	36	0.03
Xerox restructuring charge			135	0.11
Fuji Xerox restructuring charge			22	0.02
ACS acquisition-related costs			36	0.03
Venezuela devaluation costs			21	0.02
Medicare subsidy tax law change			16	0.01

	53	0.04	266	0.22
Adjusted	$334	$0.23	$224	$0.18

Weighted average shares for adjusted EPS		1,463		1,202

(1)	For first quarter 2011, we are only adjusting for Amortization of intangible assets.

36	Xerox 2011 Form 10-Q

Average shares for the calculation of adjusted EPS for the first quarter 2011 were 1,463 million and include 27 million shares associated with the Series A convertible preferred stock and therefore the quarterly dividend of $6 million is excluded. First quarter 2010 shares of 1,202 million excludes the 27 million shares associated with the Series A convertible preferred stock because to include them would be anti-dilutive but net income includes the prorated dividend amount of $3 million. We evaluate the dilutive effect of the Series A convertible preferred stock on an “if-converted” basis.

Effective Tax reconciliation:

	Three Months Ended March 31, 2011(1)			Three Months Ended March 31, 2010
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate

Reported	$350	$95	27.1%	$(10)	$22	(220.0%	)

Adjustments:
Amortization of intangible assets	85	32		57	22
Xerox restructuring charge				195	60
ACS acquisition-related costs				48	12
Venezuela devaluation costs				21	—
Medicare subsidy tax law change				—	(16)

Adjusted	$435	$127	29.2%	$311	$100	32.2%

(1)	For first quarter 2011, we are only adjusting for Amortization of intangible assets.

Operating Income / Margin reconciliation:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin

Reported	$350	$5,465	6.4%	$(10)	$4,721	(0.2)%

Adjustments:
Xerox restructuring charge	(15)			195
ACS acquisition-related costs	—			48
Amortization of intangible assets	85			57
Other expenses, net	78			110

Adjusted Operating	$498	$5,465	9.1%	$400	$4,721	8.5%
Fuji Xerox restructuring charge	11			22
Equity in net income (loss) of unconsolidated affiliates	34			(2)
Venezuela devaluation costs	—			21
Other expenses, net*	(77)			(109)

Adjusted Segment	$466	$5,465	8.5%	$332	$4,721	7.0%

*	Includes rounding adjustments.

37	Xerox 2011 Form 10-Q

Pro-forma:

	Three Months Ended March 31,
(in millions)	As Reported 2011	As Reported 2010	Pro-forma 2010 (1)	Change	Pro-forma Change
Revenue Category:
Equipment sales	$826	$822	$822	—%	—%
Supplies, paper and other	845	856	881	(1)%	(4)%

Sales	1,671	1,678	1,703	—%	(2)%
Service, outsourcing and rentals	3,632	2,870	3,464	27%	5%
Finance income	162	173	173	(6)%	(6)%

Total Revenues	$5,465	$4,721	$5,340	16%	2%

Service, outsourcing and rentals	$3,632	$2,870	$3,464	27%	5%
Add: Finance income	162	173	173
Add: Supplies, paper and other sales	845	856	881

Annuity Revenue	$4,639	$3,899	$4,518	19%	3%

Gross Profit:
Sales	$581	$596	$597
Service, outsourcing and rentals	1,118	999	1,101
Financing income	102	109	109

Total	$1,801	$1,704	$1,807

Gross Margin:
Sales	34.8%	35.5%	35.1%	(0.7) pts	(0.3) pts
Service, outsourcing and rentals	30.8%	34.8%	31.8%	(4.0) pts	(1.0) pts
Financing income	63.0%	63.0%	63.0%	— pts	— pts
Total	33.0%	36.1%	33.8%	(3.1) pts	(0.8) pts

RD&E	$184	$205	$205
RD&E % Revenue	3.4%	4.3%	3.8%	(0.9) pts	(0.4) pts

SAG	$1,119	$1,099	$1,158
SAG % Revenue	20.5%	23.3%	21.7%	(2.8) pts	(1.2) pts

Adjusted Operating Profit	$498	$400	$444
Adjusted Operating Margin	9.1%	8.5%	8.3%	0.6 pts	0.8 pts

	Three Months Ended March 31,
(in millions)	As Reported 2011	As Reported 2010	Pro-forma 2010 (1)	Change	Pro-forma Change
Pre-tax Income	$350	$(10)	$(48)	*	*

Adjustments:
Xerox restructuring charge	(15)	195	195	(108)%	(108)%
ACS acquisition-related costs	—	48	48	*	*
Amortization of intangible assets	85	57	84	49%	1%
Other expenses, net	78	110	165	(29)%	(53)%

Adjusted Operating Income	$498	$400	$444	25%	12%

Pre-tax Income Margin	6.4%	(0.2)%	(0.9)%	6.6 pts	7.3 pts
Adjusted Operating Margin	9.1%	8.5%	8.3%	0.6 pts	0.8 pts
*	Percent change not meaningful.

(1)	Pro-forma reflects ACS’s 2010 estimated results from January 1 through February 5 in 2010 adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, exited businesses and other material non-recurring costs associated with the acquisition.

38	Xerox 2011 Form 10-Q

Services Segment:

	Three Months Ended March 31,
(in millions)	As Reported 2011	As Reported 2010	Pro-forma 2010 (1)	Change	Pro-forma Change
Document Outsourcing	$839	$803	$803	4%	4%
Business Processing Outsourcing (2)	1,434	841	1,332	71%	8%
Information Technology Outsourcing	331	199	327	66%	1%
Less: Intra-segment eliminations	(20)	—	—	*	*

Total Revenue – Services	$2,584	$1,843	$2,462	40%	5%

Segment Profit – Services	$266	$203	$237	31%	12%

Segment Margin – Services	10.3%	11.0%	9.6%	(0.7)pts	0.7pts

*	Percent change not meaningful.

(1)	Pro-forma reflects ACS’s 2010 estimated results from January 1 through February 5 in 2010 adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, exited businesses and other material non-recurring costs associated with the acquisition.
(2)	2010 BPO was adjusted to include historic Xerox BPO services.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The information set forth under Note 15 - Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

39	Xerox 2011 Form 10-Q

ITEM 1A	RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2010 Annual Report. The Risk Factors remain applicable from our 2010 Annual Report, with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of March 31, 2011, we had $8.6 billion of total debt and a $650 million liability to a subsidiary trust issuing preferred securities. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $7.2 billion at March 31, 2011. The total cash and cash equivalents was $1.0 billion at March 31, 2011. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets and funding from third parties. As of March 31, 2011, total cash and cash equivalents was $1.0 billion, and our borrowing capacity under our Credit Facility was $2.0 billion, reflecting no outstanding borrowings or letters of credit. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

At March 31, 2011, we were in full compliance with the covenants and other provisions of the Credit Facility and the senior notes. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition.

40	Xerox 2011 Form 10-Q

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2011

During the quarter ended March 31, 2011, Registrant issued the following securities in transactions which were not registered under the Securities Act of 1933, as amended (the “Act”).

Semi-Annual Director Fees

(a)	Securities issued on January 14, 2011: Registrant issued 52,021 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.
(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.
(c)	The DSUs were issued at a deemed purchase price of $11.455 per DSU (aggregate price $595,901), based upon the market value on the date of issuance, in payment of the semi-annual Directors’ fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.
(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Dividend Equivalent

(a)	Securities issued on January 31, 2011: Registrant issued 1,542 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.
(b)	No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.
(c)	The DSUs were issued at a deemed purchase price of $11.52 per DSU (aggregate price $17,764), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.
(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2011

Repurchases of Xerox Common Stock, par value $1.00 per share include the following:

Board Authorized Share Repurchase Programs: We did not purchase Common stock during the first quarter of 2011.

Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $2.9 billion has been used through March 31, 2011. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs (1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
January 1 through 31	217,973	$11.52	n/a	n/a
February 1 through 28	—	—	n/a	n/a
March 1 through 31	86,032	10.62	n/a	n/a

Total	304,005		n/a	n/a

(1)	These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)	Exclusive of fees and costs.

41	Xerox 2011 Form 10-Q

ITEM 6	EXHIBITS

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008. Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 3, 2010.

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

42	Xerox 2011 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 2, 2011

43	Xerox 2011 Form 10-Q

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on November 7, 2003, as amended by Certificate of Amendment to Certificate of Incorporation filed with the Department of State of New York on August 19, 2004, Certificate of Change filed with the Department of State of the State of New York on October 31, 2007, Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on May 29, 2008. Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 13, 2009 and Certificate of Amendment to Certificate of Incorporation filed with the Department of State of the State of New York on February 3, 2010.

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definitionl Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

44	Xerox 2011 Form 10-Q