Form 10-Q
period 2011-06-30
XEROX CORP
filed 2011-08-01
CIK 108772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at June 30, 2011
Common Stock, $1 par value	1,403,474,054 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements, environmental regulations and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; our ability to expand equipment placements and to drive the expanded use of color in printing and copying; development of new products and services; interest rates, cost of borrowing and access to credit markets; our ability to protect our intellectual property rights; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; reliance on third parties for manufacturing of products and provision of services; the risk that we may not realize all of the anticipated benefits from the acquisition of Affiliated Computer Services, Inc.; our ability to recover capital investments; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

2	Xerox 2011 Form 10-Q

XEROX CORPORATION

FORM 10-Q

June 30, 2011

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

3	Xerox 2011 Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2011	2010	2011	2010
Revenues
Sales	$1,720	$1,791	$3,391	$3,469
Service, outsourcing and rentals	3,731	3,553	7,363	6,423
Finance income	163	164	325	337

Total Revenues	5,614	5,508	11,079	10,229

Costs and Expenses
Cost of sales	1,139	1,172	2,229	2,254
Cost of service, outsourcing and rentals	2,538	2,359	5,052	4,230
Equipment financing interest	60	61	120	125
Research, development and engineering expenses	175	194	359	399
Selling, administrative and general expenses	1,119	1,163	2,238	2,262
Restructuring and asset impairment charges	(9)	11	(24)	206
Acquisition-related costs	—	15	—	63
Amortization of intangible assets	87	85	172	142
Other expenses, net	104	128	182	238

Total Costs and Expenses	5,213	5,188	10,328	9,919

Income before Income Taxes and Equity Income	401	320	751	310
Income tax expense	108	112	203	134
Equity in net income of unconsolidated affiliates	34	28	68	26

Net Income	327	236	616	202
Less: Net income attributable to noncontrolling interests	8	9	16	17

Net Income Attributable to Xerox	$319	$227	$600	$185

Basic Earnings per Share	$0.22	$0.16	$0.42	$0.14
Diluted Earnings per Share	$0.22	$0.16	$0.41	$0.14

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4	Xerox 2011 Form 10-Q

XEROX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$1,098	$1,211
Accounts receivable, net	2,921	2,826
Billed portion of finance receivables, net	182	198
Finance receivables, net	2,261	2,287
Inventories	1,129	991
Other current assets	1,104	1,126

Total current assets	8,695	8,639
Finance receivables due after one year, net	4,210	4,135
Equipment on operating leases, net	517	530
Land, buildings and equipment, net	1,687	1,671
Investments in affiliates, at equity	1,318	1,291
Intangible assets, net	3,245	3,371
Goodwill	8,830	8,649
Deferred tax assets, long-term	477	540
Other long-term assets	2,116	1,774

Total Assets	$31,095	$30,600

Liabilities and Equity
Short-term debt and current portion of long-term debt	$2,197	$1,370
Accounts payable	1,693	1,968
Accrued compensation and benefits costs	744	901
Unearned income	355	371
Other current liabilities	1,649	1,807

Total current liabilities	6,638	6,417
Long-term debt	7,113	7,237
Liability to subsidiary trust issuing preferred securities	—	650
Pension and other benefit liabilities	2,103	2,071
Post-retirement medical benefits	913	920
Other long-term liabilities	838	797

Total Liabilities	17,605	18,092

Series A Convertible Preferred Stock	349	349

Common stock	1,403	1,398
Additional paid-in capital	6,670	6,580
Retained earnings	6,482	6,016
Accumulated other comprehensive loss	(1,575)	(1,988)

Xerox shareholders’ equity	12,980	12,006
Noncontrolling interests	161	153

Total Equity	13,141	12,159

Total Liabilities and Equity	$31,095	$30,600

Shares of common stock issued and outstanding	1,403,474	1,397,578

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

5	Xerox 2011 Form 10-Q

XEROX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net income	$327	$236	$616	$202
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	298	279	589	520
Provision for receivables	29	43	54	93
Provision for inventory	6	8	19	17
Net (gain) loss on sales of businesses and assets	(7)	1	(8)	(1)
Undistributed equity in net income of unconsolidated affiliates	(7)	(12)	(40)	(9)
Stock-based compensation	31	30	63	57
Provision for litigation, net	—	36	—	36
Payments for litigation, net	—	(36)	—	(36)
Restructuring and asset impairment charges	(9)	11	(24)	206
Payments for restructurings	(63)	(55)	(120)	(94)
Contributions to pension benefit plans	(79)	(30)	(123)	(63)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(15)	62	(286)	(135)
Collections of deferred proceeds from sales of receivables	95	42	182	42
Increase in inventories	(37)	(61)	(137)	(198)
Increase in equipment on operating leases	(68)	(64)	(129)	(122)
Decrease in finance receivables	65	70	160	201
(Increase) decrease in other current and long-term assets	(44)	(8)	(123)	13
(Decrease) increase in accounts payable and accrued compensation	(145)	18	(378)	187
Decrease in other current and long-term liabilities	(89)	(12)	(175)	(66)
Net change in income tax assets and liabilities	47	110	168	107
Net change in derivative assets and liabilities	1	(22)	24	(4)
Other operating, net	11	32	(15)	100

Net cash provided by operating activities	347	678	317	1,053

Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(94)	(83)	(165)	(134)
Proceeds from sales of land, buildings and equipment	2	6	4	25
Cost of additions to internal use software	(41)	(44)	(81)	(69)
Acquisitions, net of cash acquired	(94)	(4)	(137)	(1,528)
Net change in escrow and other restricted investments	(7)	(9)	(8)	6
Other investing, net	19	4	19	4

Net cash used in investing activities	(215)	(130)	(368)	(1,696)

Cash Flows from Financing Activities:
Net proceeds (payments) on debt	690	(395)	703	(2,038)
Payment of liability to subsidiary trust issuing preferred securities	(670)	—	(670)	—
Common stock dividends	(59)	(60)	(119)	(97)
Preferred stock dividends	(6)	(3)	(12)	(3)
Proceeds from issuances of common stock	12	2	31	117
Excess tax benefits from stock-based compensation	2	6	4	10
Repurchases related to stock-based compensation	(3)	(2)	(6)	(2)
Other financing	(5)	(5)	(12)	(9)

Net cash used in financing activities	(39)	(457)	(81)	(2,022)

Effect of exchange rate changes on cash and cash equivalents	5	(19)	19	(52)

Increase (decrease) in cash and cash equivalents	98	72	(113)	(2,717)
Cash and cash equivalents at beginning of period	1,000	1,010	1,211	3,799

Cash and Cash Equivalents at End of Period	$1,098	$1,082	$1,098	$1,082

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

6	Xerox 2011 Form 10-Q

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

Note 2 – Recent Accounting Pronouncements

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. We expect to present comprehensive income in two separate but consecutive statements. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 is effective for our fiscal year beginning January 1, 2012 and must be applied prospectively. We are currently evaluating the impact of the adoption of ASU 2011-04 on our consolidated financial statements.

Receivables: In April 2011, the FASB issued ASU 2011-02 to provide additional guidance on a creditor’s determination of whether a restructuring is a troubled debt restructuring. The additional guidance was provided to assist a creditor in determining whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining if a restructuring constitutes a troubled debt restructuring. The update is effective for our third quarter beginning July 1, 2011 and is not expected to have a material effect on our financial condition, results of operations or disclosures.

7	Xerox 2011 Form 10-Q

Note 3 – Segment Reporting

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

The Services segment is comprised of three outsourcing service offerings:

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

Operating segment revenues and profitability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit (Loss)
2011
Technology	$2,552	$300	$5,047	$566
Services	2,672	322	5,256	588
Other	390	(73)	776	(139)

Total	$5,614	$549	$11,079	$1,015

2010
Technology	$2,555	$273	$5,038	$506
Services	2,529	319	4,372	522
Other	424	(93)	819	(197)

Total	$5,508	$499	$10,229	$831

8	Xerox 2011 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to Pre-tax Income	2011	2010	2011	2010
Segment Profit	$549	$499	$1,015	$831
Reconciling items:
Restructuring and asset impairment charges	9	(11)	24	(206)
Restructuring charges of Fuji Xerox	(4)	(5)	(15)	(27)
Acquisition-related costs	—	(15)	—	(63)
Amortization of intangible assets	(87)	(85)	(172)	(142)
Venezuelan devaluation costs	—	—	—	(21)
ACS shareholders litigation settlement	—	(36)	—	(36)
Loss on early extinguishment of liability	(33)	—	(33)	—
Equity in net income of unconsolidated affiliates	(34)	(28)	(68)	(26)
Other	1	1	—	—

Pre-tax Income	$401	$320	$751	$310

Note 4 – Acquisitions

In February 2011, we acquired Concept Group, Ltd. for $43 net of cash acquired. This acquisition expands our reach into the small and mid-size business market in the U.K. Concept Group has nine locations throughout the U.K. and provides document imaging solutions and technical services to more than 3,000 customers.

In April 2011, we acquired Unamic/HCN B.V., the largest privately-owned customer care provider in the Benelux region, for approximately $55 net of cash acquired. Unamic/HCN’s focus on the Dutch-speaking market will expand ACS’s customer care capabilities in the Netherlands, Belgium, Turkey and Suriname.

In May 2011, we acquired NewField Information Technology, Ltd., a U.K.-based print consultancy and software solution provider, for $17 net of cash acquired. The acquisition expands our market-leading managed print services portfolio that serves workplaces of any size.

GIS acquired four businesses in 2011 for a total of $14 in cash. These acquisitions further GIS’s strategy of creating a nationwide network of office technology suppliers focused on improving document workflow and office efficiency for small and mid-size businesses.

The operating results of the acquisitions described above are not material to our financial statements and are included within our results from the respective acquisition dates. Unamic/HCN and NewField IT are included within our Services segment while Concept Group and the GIS acquisitions are included within our Technology segment. The purchase prices were primarily allocated to intangible assets and goodwill based on third-party valuations and management’s estimates.

ACS Acquisition

In February 2010, we acquired ACS in a cash-and-stock transaction valued at approximately $6.5 billion. In addition, we repaid $1.7 billion of ACS’s debt at acquisition and assumed an additional $0.6 billion of debt. ACS provides business process outsourcing and information technology outsourcing services and solutions to commercial and governmental clients worldwide. The operating results of ACS are included in our Services segment from February 6, 2010.

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

9	Xerox 2011 Form 10-Q

	Six Months Ended June 30, 2010
	Pro-forma	As Reported
Revenue	$10,848	$10,229
Net income – Xerox	171	185
Basic earnings per-share	0.12	0.14
Diluted earnings per-share	0.11	0.14

Note 5 – Receivables, Net

Accounts Receivable Sales Arrangements

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivable without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. The agreements involve the sale of entire groups of accounts receivable for cash. In certain instances a portion of the sales proceeds are held back and deferred until collection of the related receivables by the purchaser. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $106 and $90 at June 30, 2011 and December 31, 2010, respectively. Under most of the agreements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material. Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Accounts receivable sales	$819	$535	$1,549	$1,012
Deferred proceeds	103	73	197	115
Fees associated with sales	5	3	9	7
Estimated increase (decrease) to operating cash flows(1)	29	86	5	(68)

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.

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

10	Xerox 2011 Form 10-Q

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

	United States	Canada	Europe	Other(3)	Total
Allowance for Credit Losses:
Balance December 31, 2010	$91	$37	$81	$3	$212
Provision	7	4	11	—	22
Charge-offs	(10)	(5)	(8)	—	(23)
Recoveries and other(1)	(1)	2	3	—	4

Balance March 31, 2011	87	38	87	3	215
Provision	1	3	14	—	18
Charge-offs	(6)	(5)	(11)	—	(22)
Recoveries and other(1)	(1)	—	(1)	—	(2)

Balance June 30, 2011	$81	$36	$89	$3	$209

Finance Receivables as of June 30, 2011 collectively evaluated for impairment(2)	$2,979	$867	$2,919	$88	$6,853
Allowance for Credit Losses:
Balance December 31, 2009	$99	$33	$87	$3	$222
Provision	10	6	17	—	33
Charge-offs	(22)	(6)	(11)	—	(39)
Recoveries and other(1)	1	2	(5)	—	(2)

Balance March 31, 2010	88	35	88	3	214
Provision	15	6	12	—	33
Charge-offs	(17)	(8)	(19)	—	(44)
Recoveries and other(1)	—	—	(6)	—	(6)

Balance June 30, 2010	$86	$33	$75	$3	$197

Finance Receivables as of June 30, 2010 collectively evaluated for impairment(2)	$3,248	$835	$2,447	$45	$6,575

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)	Total Finance Receivables exclude residual values of $9 and $14, and the allowance for credit losses of $209 and $197 at June 30, 2011 and 2010, respectively.
(3)	Includes developing market countries and smaller units.

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

•

Substandard: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. We use numerous strategies to mitigate risk including higher rates of interest, prepayments, personal guarantees and etc. Accounts in this category include customers who were downgraded during the term of the lease from investment and non-investment grade evaluation when the lease was originated. Accordingly there is a distinct possibility for a loss of principal and interest or customer default. The loss rates in this category are around 10%.

11	Xerox 2011 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	June 30, 2011
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and Other Services	$348	$381	$171	$900
Government and Education	791	21	6	818
Graphic Arts	119	217	147	483
Industrial	199	80	34	313
Healthcare	130	45	25	200
Other	98	104	63	265

Total United States	1,685	848	446	2,979

Finance and Other Services	156	125	51	332
Government and Education	133	10	5	148
Graphic Arts	38	43	41	122
Industrial	60	43	34	137
Other	73	42	13	128

Total Canada	460	263	144	867

France	238	428	81	747
U.K./Ireland	189	193	54	436
Central(1)	257	671	52	980
Southern(2)	217	387	35	639
Nordics(3)	53	62	2	117

Total Europe	954	1,741	224	2,919

Other	60	17	11	88

Total	$3,159	$2,869	$825	$6,853

	December 31, 2010
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and Other Services	$360	$401	$190	$951
Government and Education	849	21	7	877
Graphic Arts	147	217	156	520
Industrial	206	91	38	335
Healthcare	134	48	32	214
Other	102	109	69	280

Total United States	1,798	887	492	3,177

Finance and Other Services	150	127	56	333
Government and Education	127	12	3	142
Graphic Arts	32	35	48	115
Industrial	57	47	30	134
Other	88	47	13	148

Total Canada	454	268	150	872

France	219	374	82	675
U.K./Ireland	206	164	51	421
Central(1)	297	551	65	913
Southern(2)	263	237	81	581
Nordics(3)	50	63	3	116

Total Europe	1,035	1,389	282	2,706

Other	33	33	—	66

Total	$3,320	$2,577	$924	$6,821

(1)	Switzerland, Germany, Austria, Belgium and Holland.
(2)	Italy, Greece, Spain and Portugal.
(3)	Sweden, Norway, Denmark and Finland.

12	Xerox 2011 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	June 30, 2011
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and Other Services	$19	$3	$1	$23	$877	$900	$22
Government and Education	21	3	3	27	791	818	40
Graphic Arts	19	2	1	22	461	483	12
Industrial	9	2	1	12	301	313	11
Healthcare	6	1	1	8	192	200	8
Other	7	1	—	8	257	265	7

Total United States	81	12	7	100	2,879	2,979	100

Canada	5	3	1	9	858	867	25

France	1	2	1	4	743	747	6
U.K./Ireland	7	1	1	9	427	436	6
Central(1)	10	4	3	17	963	980	30
Southern(2)	31	9	14	54	585	639	74
Nordics(3)	2	—	—	2	115	117	—

Total Europe	51	16	19	86	2,833	2,919	116

Other	2	1	—	3	85	88	—

Total	$139	$32	$27	$198	$6,655	$6,853	$241

	December 31, 2010
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and Other Services	$23	$5	$2	$30	$921	$951	$23
Government and Education	26	6	3	35	842	877	40
Graphic Arts	21	3	1	25	495	520	16
Industrial	11	2	1	14	321	335	10
Healthcare	6	2	1	9	205	214	9
Other	8	2	—	10	270	280	8

Total United States	95	20	8	123	3,054	3,177	106

Canada	3	3	1	7	865	872	28

France	1	1	—	2	673	675	5
U.K./Ireland	4	1	1	6	415	421	7
Central(1)	9	2	4	15	898	913	39
Southern(2)	32	10	15	57	524	581	99
Nordics(3)	1	—	—	1	115	116	2

Total Europe	47	14	20	81	2,625	2,706	152

Other	2	—	—	2	64	66	—

Total	$147	$37	$29	$213	$6,608	$6,821	$286

(1)	Switzerland, Germany, Austria, Belgium and Holland.
(2)	Italy, Greece, Spain and Portugal.
(3)	Sweden, Norway, Denmark and Finland.

13	Xerox 2011 Form 10-Q

Note 6 – Inventories

The following is a summary of Inventories by major category:

	June 30, 2011	December 31, 2010
Finished goods	$964	$858
Work-in-process	67	46
Raw materials	98	87

Total Inventories	$1,129	$991

Note 7 – Investment in Affiliates, at Equity

Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fuji Xerox	$31	$23	$62	$18
Other investments	3	5	6	8

Total Equity in Net Income of Unconsolidated Affiliates	$34	$28	$68	$26

Fuji Xerox

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income for the six months ended June 30, 2011 and 2010 includes after-tax restructuring charges of $15 and $27, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.

Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Summary of Operations:
Revenues	$2,852	$2,609	$5,944	$5,466
Costs and expenses	2,645	2,416	5,542	5,239

Income before income taxes	207	193	402	227
Income tax expense	64	78	124	107

Net Income	143	115	278	120
Less: Net income – noncontrolling interests	1	2	2	2

Net Income – Fuji Xerox	$142	$113	$276	$118

Weighted Average Rate(1)	81.59	92.08	81.87	91.34

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

14	Xerox 2011 Form 10-Q

Note 8 – Restructuring Programs

Information related to restructuring program activity during the six months ended June 30, 2011 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance December 31, 2010	$298	$25	$323

Restructuring provision	23	1	24
Reversals of prior accruals	(43)	(5)	(48)

Net current period charges(1)	(20)	(4)	(24)
Charges against reserve and currency	(113)	(7)	(120)

Balance June 30, 2011	$165	$14	$179

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Charges against reserve	$(67)	$(60)	$(120)	$(83)
Asset impairment	—	—	—	4
Effects of foreign currency and other non-cash items	4	5	—	(15)

Cash Payments for Restructurings	$(63)	$(55)	$(120)	$(94)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Technology	$(7)	$7	$(19)	$136
Services	1	2	—	45
Other	(3)	2	(5)	25

Total Net Restructuring Charges	$(9)	$11	$(24)	$206

Note 9 – Debt

Xerox Capital Trust I

In May 2011, Xerox Capital Trust I (“Trust I”), our wholly owned subsidiary, redeemed its 8% Preferred Securities due in 2027 of $650 with funds received from the settlement of our liability to Trust I. The settlement and redemption resulted in a pre-tax loss on extinguishment of debt of $33 ($20 after-tax), representing the call premium of approximately $10 and the write-off of unamortized debt costs and other liability carrying value adjustments of approximately $23.

Senior Notes

In May 2011, we issued $300 of Floating Rate Senior Notes due 2014 (the “2014 Floating Rate Notes”) and $700 of 4.50% Senior Notes due 2021 (the “2021 Senior Notes”). The 2014 Floating Rate Notes were issued at par and the 2021 Senior Notes were issued at 99.246% of par, resulting in aggregate net proceeds for both notes of approximately $995. The 2014 Floating Rate Notes accrue interest at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 0.820% and are payable quarterly. The 2021 Senior Notes accrued interest at a rate of 4.50% per annum and are payable semi-annually. As a result of the discount, they have a weighted average effective interest rate of 4.595%. Proceeds from the offering were used to redeem the $650 Trust I 8% Preferred Securities mentioned above and for general corporate purposes.

15	Xerox 2011 Form 10-Q

Credit Facility

In the second quarter 2011, two lenders to our Credit Facility agreed to extend the maturity date of their portion of the Facility, such that the entire Credit Facility now has a maturity date of April 30, 2013. Prior to this amendment, 10% of the Credit Facility had a maturity date of April 30, 2012.

Note 10 – Interest Expense and Income

Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense(1)	$124	$153	$251	$306
Interest income(2)	168	168	337	346

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 11 – Financial Instruments

Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

Fair Value Hedges

At June 30, 2011 we did not have any interest rate swaps. At December 31, 2010 pay variable/receive fixed interest rate swaps, with notional amounts of $950 and net asset fair values of $11, were designated and accounted for as a fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2011 or 2010.

Terminated Swaps

During the six months ended June 30, 2011, we terminated early several interest rate swaps that had been designated as fair value hedges of certain debt instruments. The net proceeds from these terminated swaps were $27 and are classified in cash flows from operations in the Statement of Cash Flows. These terminated interest rate swaps had an aggregate notional value of $2,150. The fair value adjustment of $(27) to the debt instruments is being amortized to interest income over the remaining term of the related notes.

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

Summary of Foreign Exchange Hedging Positions

At June 30, 2011, we had outstanding forward exchange and purchased option contracts with gross notional values of $3,675, which is reflective of the amounts that are normally outstanding at any point during the year. These contracts generally mature in 12 months or less.

16	Xerox 2011 Form 10-Q

The following is a summary of the primary hedging positions and corresponding fair values as of June 30, 2011:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$811	$12
U.S. Dollar/Euro	620	(10)
Japanese Yen/U.S. Dollar	388	6
Japanese Yen/Euro	323	(3)
Swiss Franc/Euro	228	6
U.K. Pound Sterling/U.S. Dollar	214	—
Canadian Dollar/Euro	155	—
Euro/U.S. Dollar	138	2
U.K. Pound Sterling/Euro	125	(4)
Swedish Kronor/Euro	98	—
U.K. Pound Sterling/Swiss Franc	79	(3)
Mexican Peso/U.S. Dollar	67	2
Danish Krone/Euro	61	—
Indian Rupee/U.S. Dollar	58	1
Norwegian Kroner/Euro	52	—
All Other	258	(3)

Total Foreign Exchange Hedging	$3,675	$6

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at June 30, 2011.

Foreign Currency Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net asset fair value of these contracts was less than $1 and $18 as of June 30, 2011 and December 31, 2010, respectively.

17	Xerox 2011 Form 10-Q

Summary of Derivative Instruments Fair Value

The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$10	$19
	Other current liabilities	(10)	(1)
Interest rate swaps	Other long-term assets	—	11

	Net Designated Asset	$—	$29

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$23	$26
	Other current liabilities	(17)	(18)

	Net Undesignated Asset	$6	$8

Summary of Derivatives	Total Derivative Assets	$33	$56
	Total Derivative Liabilities	(27)	(19)

	Net Derivative Asset	$6	$37

Summary of Derivative Instruments Gains (Losses)

Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).

Designated Derivative Instruments Gains (Losses)

The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income Three Months Ended June 30,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended June 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$17	$55	$(17)	$(55)

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income Six Months Ended June 30,		Hedged Item Gain (Loss) Recognized in Income Six Months Ended June 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$16	$77	$(16)	$(77)

18	Xerox 2011 Form 10-Q

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended June 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended June 30,
	2011	2010		2011	2010
Foreign exchange contracts – forwards	$3	$16	Cost of sales	$(7)	$7

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Six Months Ended June 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Six Months Ended June 30,
	2011	2010		2011	2010
Foreign exchange contracts – forwards	$(24)	25	Cost of sales	$(4)	11

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.

At June 30, 2011, net gains of less than $1 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified to net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.

The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Derivative Gain (Loss)	2011	2010	2011	2010
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$15	$67	$(16)	$89

During the three months ended June 30, 2011 and 2010, we recorded Currency gains, net of $0 and $2, respectively. During the six months ended June 30, 2011 and 2010, we recorded Currency losses, net of $(1) and $(20), respectively. Currency losses, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

19	Xerox 2011 Form 10-Q

Note 12 – Fair Value of Financial Assets and Liabilities

The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2011	December 31, 2010
Assets:
Foreign exchange contracts-forwards	$33	$45
Interest rate swaps	—	11
Deferred compensation investments in cash surrender life insurance	72	70
Deferred compensation investments in mutual funds	23	22

Total	$128	$148

Liabilities:
Foreign exchange contracts-forwards	$27	$19
Deferred compensation plan liabilities	100	98

Total	$127	$117

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

Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,098	$1,098	$1,211	$1,211
Accounts receivable, net	2,921	2,921	2,826	2,826
Short-term debt	2,197	2,238	1,370	1,396
Long-term debt	7,113	7,630	7,237	7,742
Liability to subsidiary trust issuing preferred securities	—	—	650	670

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

20	Xerox 2011 Form 10-Q

Note 13 – Employee Benefit Plans

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Pension Benefits				Retiree Health
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Costs:
Service cost	$46	$42	$94	$88	$2	$2	$4	$4
Interest cost	121	118	239	238	12	14	24	28
Expected return on plan assets	(130)	(116)	(257)	(236)	—	—	—	—
Recognized net actuarial loss	19	19	36	35	—	—	—	—
Amortization of prior service credit	(6)	(5)	(12)	(10)	(10)	(7)	(20)	(13)
Recognized settlement loss	20	15	50	46	—	—	—	—

Net periodic benefit cost	70	73	150	161	4	9	8	19

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial loss (gain) (2)	(9)	—	(9)	—	—	—	—	—
Amortization of net prior service credit	6	5	12	10	10	7	20	13
Amortization of net actuarial losses	(39)	(34)	(86)	(81)	—	—	—	—

Total recognized in Other Comprehensive Income(1)	(42)	(29)	(83)	(71)	10	7	20	13

Total recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$28	$44	$67	$90	$14	$16	$28	$32

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The amount, net of tax, is included within Note 14, Shareholders’ Equity.
(2)	Represents adjustments for the actual valuation results based on January 1, 2011 plan census data for the U.S.

The following table provides a summary of the components of the Net change in benefit plans included within Other comprehensive income as reported in Note 14, Shareholders’ Equity:

	Three Months Ended June 30,		Six Months Ended June 30,
(Expense)/benefit	2011	2010	2011	2010
Other changes in plan assets and benefit obligations	$32	$22	$63	$58
Income tax	(11)	(6)	(22)	(20)
Fuji Xerox changes in defined benefit plans(1)	(3)	(3)	(21)	33
Currency, net	(4)	11	(40)	53
Other, net	—	(4)	(2)	(5)

Net Change in Benefit Plans	$14	$20	$ (22)	$119

(1)	Represents our share of Fuji Xerox’s changes.

Contributions: During the six months ended June 30, 2011, we made contributions of $123 and $39 to our defined benefit pension plans and our other post-retirement benefit plans, respectively. We presently anticipate contributing an additional $377 to our defined benefit pension plans and $48 to our other post-retirement benefit plans in 2011 for a total of $500 and $87, respectively.

21	Xerox 2011 Form 10-Q

Note 14 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$1,398	$6,580	$6,016	$(1,988)	$12,006	$153	$12,159
Net income	—	—	600	—	600	16	616
Translation adjustments	—	—	—	450	450	—	450
Changes in benefit plans (1)	—	—	—	(22)	(22)	—	(22)
Other unrealized losses, net	—	—	—	(15)	(15)	—	(15)

Comprehensive Income					$1,013	$16	$1,029

Cash dividends declared-common stock (3)	—	—	(122)	—	(122)	—	(122)
Cash dividends declared-preferred stock (4)	—	—	(12)	—	(12)	—	(12)
Stock option and incentive plans	5	88	—	—	93	—	93
Tax benefit on stock option and incentive plans, net	—	2	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Other	—	—	—	—	—	2	2

Balance at June 30, 2011	$1,403	$6,670	$6,482	$(1,575)	$12,980	$161	$13,141

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2009	$871	$2,493	$5,674	$(1,988)	$7,050	$141	$7,191
Net income	—	—	185	—	185	17	202
Translation adjustments	—	—	—	(544)	(544)	(1)	(545)
Changes in benefit plans (1)	—	—	—	119	119	—	119
Other unrealized gains, net	—	—	—	10	10	—	10

Comprehensive (Loss) Income					$(230)	$16	$(214)

ACS Acquisition (2)	490	3,825	—	—	4,315	—	4,315
Cash dividends declared-common stock (3)	—	—	(121)	—	(121)	—	(121)
Cash dividends declared-preferred stock (4)	—	—	(9)	—	(9)	—	(9)
Stock option and incentive plans	23	150	—	—	173	—	173
Tax benefit on stock option and incentive plans, net	—	7	—	—	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)

Balance at June 30, 2010	$1,384	$6,475	$5,729	$(2,403)	$11,185	$150	$11,335

(1)	Refer to Note 13, Employee Benefit Plans for additional information.
(2)	Refer to Note 4 – Acquisitions for additional information.
(3)	Cash dividends declared on common stock of $0.0425 per share in each quarter of 2011 and 2010.
(4)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2011 and 2010 except the first quarter of 2010 which was $12.22 per share.

22	Xerox 2011 Form 10-Q

Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Xerox	$319	$227	$600	$185
Translation adjustments	153	(236)	450	(544)
Changes in benefit plans	14	20	(22)	119
Other unrealized gains (losses), net	6	6	(15)	10

Comprehensive Income (Loss) – Xerox	492	17	1,013	(230)
Net income attributable to noncontrolling interests	8	9	16	17
Translation adjustments – noncontrolling interests	—	—	—	(1)

Comprehensive Income – Noncontrolling Interests	8	9	16	16

Total Comprehensive Income (Loss)	$500	$26	$1,029	$ (214)

Accumulated Other Comprehensive Loss (“AOCL”)

	June 30, 2011	December 31, 2010
Cumulative translation adjustments	$(385)	$(835)
Benefit plans net actuarial losses and prior service credits (1)	(1,189)	(1,167)
Other unrealized (losses) gains, net	(1)	14

Total Accumulated Other Comprehensive Loss	$(1,575)	$(1,988)

(1)	Includes our share of Fuji Xerox – refer to Note 13 for additional information.

23	Xerox 2011 Form 10-Q

Note 15 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic Earnings per Share:
Net income attributable to Xerox	$319	$227	$600	$185
Accrued dividends on preferred stock	(6)	(6)	(12)	(9)
Adjusted Net Income Available to Common Shareholders	$313	$221	$588	$176

Weighted-average common shares outstanding	1,402,206	1,383,283	1,401,065	1,265,080

Basic Earnings per Share	$0.22	$0.16	$0.42	$0.14

Diluted Earnings per Share:
Net income attributable to Xerox	$319	$227	$600	$185
Accrued dividends on preferred stock	(6)	(6)	(12)	(9)
Interest on Convertible Securities, net	—	—	1	—

Adjusted Net Income Available to Common Shareholders	$313	$221	$589	$176

Weighted-average common shares outstanding	1,402,206	1,383,283	1,401,065	1,265,080
Common shares issuable with respect to:
Stock options	11,698	14,393	12,485	12,439
Restricted stock and performance shares	22,000	18,984	20,903	16,756
Convertible securities	1,992	1,992	1,992	—

Adjusted Weighted Average Common Shares Outstanding	1,437,896	1,418,652	1,436,445	1,294,275

Diluted Earnings per Share	$0.22	$0.16	$0.41	$0.14

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

Stock options	53,745	109,790	52,958	111,744
Restricted stock and performance shares	15,892	12,852	16,989	15,080
Convertible preferred stock	26,966	26,966	26,966	26,966
Convertible securities	—	—	—	1,992

	96,603	149,608	96,913	155,782

Dividends per common share	$0.0425	$0.0425	$0.0850	$0.0850

24	Xerox 2011 Form 10-Q

Note 16 – Contingencies

Brazil Tax and Labor Contingencies

Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of June 30, 2011, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,420 with the increase from December 31, 2010 balance of approximately $1,274, primarily related to interest, currency and adjustments to existing cases. With respect to the unreserved balance of $1,420, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2011 we had $294 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $19 and additional letters of credit of approximately $262, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

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

25	Xerox 2011 Form 10-Q

Litigation Against the Company

In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action is a class action on behalf of all persons and entities who purchased Xerox Corporation common stock during the period October 22, 1998 through October 7, 1999 inclusive (“Class Period”) and who suffered a loss as a result of misrepresentations or omissions by Defendants as alleged by Plaintiffs (the “Class”). The Class alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (“1934 Act”), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refiling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius (“Agius”) and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. After that conference and Agius’s withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification. In April 2008, defendants filed their response and motion to disqualify Milberg LLP as a lead counsel. On September 30, 2008, the Court entered an order certifying the class and denying the appointment of Milberg LLP as class counsel. Subsequently, on April 9, 2009, the Court denied defendants’ motion to disqualify Milberg LLP. On November 6, 2008, the defendants filed a motion for summary judgment. Briefing with respect to the motion is complete. The Court has not yet rendered a decision. The parties also filed motions to exclude the testimony of certain expert witnesses. On April 22, 2009, the Court denied plaintiffs’ motions to exclude the testimony of two of defendants’ expert witnesses. On September 30, 2010, the Court denied plaintiffs’ motion to exclude the testimony of another of defendants’ expert witnesses. The Court also granted defendants’ motion to exclude the testimony of one of plaintiffs’ expert witnesses, and granted in part and denied in part defendants’ motion to exclude the testimony of plaintiffs’ two remaining expert witnesses. The individual defendants and we deny any wrongdoing and are vigorously defending the action. At this time, we do not believe it is reasonably possible that we will incur additional material losses in excess of the amount we have already accrued for this matter. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.

Other Contingencies

We have issued or provided the following guarantees as of June 30, 2011:

•

$429 for letters of credit issued to i) guarantee our performance under certain services contracts; ii) support certain insurance programs; and iii) support our obligations related to the Brazil tax and labor contingencies.

•

$690 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

26	Xerox 2011 Form 10-Q

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2011, we serviced a FFEL portfolio of approximately 4.2 million loans with an outstanding principal balance of approximately $58.9 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2011, other current liabilities include reserves which we believe to be adequate.

Note 17 – Subsequent Events

In July 2011, we acquired Education Sales and Marketing, LLC (“ESM”), a leading contact center firm dedicated to school enrollment, for approximately $45 in cash. The acquisition of ESM will enable us to begin offering broader services to assist post-secondary schools in attracting and retaining the most qualified students. We are in the process of determining the purchase price allocation.

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

Overview

Results for the three and six months ended June 30, 2011 include revenue growth and operational improvements. Total revenue of $5.6 billion and $11.1 billion for the three and six months ended June 30, 2011, respectively, reflects an increase of 2% and 8%, respectively, from the prior year. Currency had a 3-percentage point and 2-percentage point favorable impact for the three and six months ended June 30, 2011, respectively. In order to provide a clearer comparison of our year-to-date results to the prior year, we are also providing a discussion and analysis on a year-to-date pro-forma basis, where we include ACS’s 2010 estimated results from January 1 through February 5 in our historical 2010 results. On a pro-forma1 basis, total revenue for the six months ended June 30, 2011 increased 2%, including a 2-percentage point favorable impact from currency. Revenue growth was primarily driven by increased revenues in our Services segment. Technology revenues in the second quarter 2011 were negatively impacted by the supply constraints on products and supplies, particularly color, sourced from Fuji Xerox (“FX”) as a result of the natural disaster in Japan in the first quarter 2011.

27	Xerox 2011 Form 10-Q

Net income attributable to Xerox for the three and six months ended June 30, 2011 was $319 million and $600 million, respectively, and included $74 million and $127 million, respectively, of after-tax costs related to amortization of intangibles and other discrete items. Net income attributable to Xerox for the three and six months ended June 30, 2010 was $227 million and $185 million, respectively, and included $115 million and $380 million, respectively, of after-tax costs and expenses related to restructuring, amortization of intangibles, acquisition-related costs and other discrete items. The improvement in net income reflects operational cost savings from restructuring and productivity improvements.

Cash flow from operations was $317 million for the six months ended June 30, 2011. Cash used in investing activities of $368 million primarily reflects capital expenditures of $246 million and acquisitions of $137 million. Cash used in financing activities was $81 million primarily reflecting the second quarter 2011 redemption of Xerox Capital Trust’s $650 million preferred securities and the repayment of $300 million of commercial paper partially offset by the issuance of $1.0 billion in Senior Notes.

Financial Review

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,				Six Months Ended June 30,
								% of Total Revenue
(in millions)	2011	2010	% Change	2011	2010	% Change	Pro-forma(1) % Change	2011	2010
Equipment sales	$925	$930	(1)%	$1,751	$1,752	—%	—%	16%	17%
Annuity revenue	4,689	4,578	2%	9,328	8,477	10%	3%	84%	83%

Total Revenue	$5,614	$5,508	2%	$11,079	$10,229	8%	2%	100%	100%

Memo: Color (2)	$1,672	$1,579	6%	$3,281	$3,106	6%	6%	30%	30%

Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,720	$1,791		$3,391	$3,469
Less: Supplies, paper and other sales	(795)	(861)		(1,640)	(1,717)

Equipment Sales	$925	$930		$1,751	$1,752

Service, outsourcing and rentals	$3,731	$3,553		$7,363	$6,423
Add: Finance income	163	164		325	337
Add: Supplies, paper and other sales	795	861		1,640	1,717

Annuity Revenue	$4,689	$4,578		$9,328	$8,477

28	Xerox 2011 Form 10-Q

Second quarter 2011 total revenues increased 2% compared to the second quarter 2010 including a 3-percentage point positive impact from currency. Equipment and supplies revenues in the second quarter 2011 were negatively impacted by the supply constraints on products and supplies, particularly color, sourced from Fuji Xerox (“FX”) as a result of the natural disaster in Japan in the first quarter 2011. Total revenues included the following:

•	2% increase in annuity revenue, including a 3-percentage point positive impact from currency. Annuity revenue is comprised of the following:
-

Service, outsourcing and rentals revenue of $3,731 million increased 5%, including a 3-percentage point positive impact from currency. The increase was primarily driven by growth in document and business process outsourcing revenue in our Services segment.

-

Supplies, paper and other sales of $795 million declined 8% including a 2-percentage point positive impact from currency. The decline was driven by a 7% decline in supplies revenue due to a combination of supply constraints on supplies sourced from FX and the impact of the year-over-year timing of price increases.

•

1% decrease in equipment sales revenue, including a 3-percentage point positive impact from currency. Install activity was impacted by supply constraints on products sourced from FX while price declines were in the historical range of 5% to 10%.

•	6% increase in color revenue[2], including a 5-percentage point positive impact from currency, reflects:
-	8% increase in color[2] annuity revenue, including a 5-percentage point positive impact from currency. The increase was driven by higher color page volumes.
-	1% increase in color[2] equipment sales revenue, including a 6-percentage point positive impact from currency. Install activity was impacted by supply constraints on products sourced from FX.

Total revenues for the six months ended June 30, 2011 increased 8% compared to the prior year period including a 2-percentage point positive impact from currency. Our 2011 revenues include a full six-months of revenues from ACS, which was acquired on February 5, 2010. On a pro-forma1 basis, including ACS’s estimated 2010 revenues for the period from January 1 through February 5 in our historical 2010 results, total revenue for the six months ended June 30, 2011 grew 2%, including a 2-percentage point positive impact from currency. Total revenues included the following:

•	Annuity revenue increased 10% or 3% on a pro-forma[1] basis including a 2-percentage point positive impact from currency. Annuity revenue is comprised of the following:
-

Service, outsourcing and rentals revenue of $7,363 million increased 15% or 5% on a pro-forma[1] basis, including a 2-percentage point positive impact from currency primarily due to growth in business process and document outsourcing revenue in our Services segment partially offset by a decline in digital pages of approximately 4%.

-

Supplies, paper and other sales of $1,640 million decreased 4% or 6% on a pro-forma[1] basis, with a 1-percentage point positive impact from currency. The decrease was driven by a decline in supplies revenue due to a combination of supply constraints on supplies sourced from FX and the impact of the year-over-year timing of price increases as well as a decline in paper sales.

•

Equipment sales revenue was flat and included a 2-percentage point positive impact from currency. A decline in install activity was driven by supply constraints on products sourced from FX and weakness in entry products, particularly in our developing markets.

•	6% increase in color revenue[2], including a 3-percentage point positive impact from currency reflecting:
-	7% increase in color[2] annuity revenue, with a 1-percentage point negative impact from currency. The increase was driven by higher color page volumes, which increased 8%.
-	2% increase in color[2] equipment sales revenue, including a 3-percentage point positive impact from currency. Install activity was impacted by supply chain constraints on products sourced from FX.

(1)

Growth on a pro-forma basis reflects the inclusion of ACS’s adjusted results from January 1 through February 5 in 2010. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

(2)	Represents revenues from color devices and is a subset of total revenues and exclude Global Imaging Systems (“GIS”) revenues.

An analysis of the change in revenue for each business segment is included in the “Segment Review” section.

29	Xerox 2011 Form 10-Q

Costs, Expenses and Other Income

Summary of Key Financial Ratios

	Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change	Pro-forma(1) 2010	Pro-forma(1) Change
Total Gross Margin	33.4%	34.8%	(1.4) pts	33.2%	35.4%	(2.2) pts	34.3%	(1.1) pts
RD&E as a % of Revenue	3.1%	3.5%	(0.4) pts	3.2%	3.9%	(0.7) pts	3.7%	(0.5) pts
SAG as a % of Revenue	19.9%	21.1%	(1.2) pts	20.2%	22.1%	(1.9) pts	21.4%	(1.2) pts
Operating Margin(3)	10.4%	10.1%	0.3 pts	9.8%	9.4%	0.4 pts	9.2%	0.6 pts
Pre-tax Income Margin	7.1%	5.8%	1.3 pts	6.8%	3.0%	3.8 pts	2.5%	4.3 pts

The second quarter 2011 operating margin3 of 10.4% increased 0.3-percentage points as compared to the second quarter of 2010. The increase was due primarily to disciplined cost and expense management.

The operating margin3 for the six months ended June 30, 2011 of 9.8% increased 0.4-percentage points, or 0.6-percentage points on a pro-forma1 basis as compared to the prior year period. The increase was due primarily to disciplined cost and expense management combined with a favorable mix impact from the continued growth in Services revenue.

Note: The acquisition of ACS increased the proportion of our revenue from services, which has a lower gross margin and SAG as a percent of revenue than we historically experienced when Xerox was primarily a technology company. As a result, gross margins and SAG for the six months ended June 30, 2011, are also discussed below on a pro-forma1 basis, with ACS’s 2010 estimated results from January 1 through February 5 included in our historical 2010 results. See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP presentation.

Gross Margin

Gross margin for the second quarter 2011 of 33.4% decreased 1.4-percentage points, as compared to the second quarter of 2010. The decrease was driven by the ramping of new services contracts, the line-of-business mix within the Services segment and the higher mix of Services revenue. Price erosion was offset by the impact of cost productivities and restructuring savings.

Gross margin for six months ended June 30, 2011 of 33.2% decreased 2.2-percentage points, or 1.1-percentage points on a pro-forma1 basis as compared to the prior year comparable period. The decrease was driven by the ramping of new services contracts, the line of business mix within the Services segment, transaction currency and the higher mix of Services revenue. Price erosion was offset by the impact of cost productivities and restructuring savings.

Technology gross margin for the second quarter of 2011 decreased 1.3-percentage points as compared to the second quarter 2010, due to a lower supplies mix and additional freight and logistics costs related to the equipment and supplies sourced from Japan.

Technology gross margin for the six months ended June 30, 2011 decreased by 1.4-percentage points as compared to the prior year comparable period due to the negative year-over-year impact of transaction currency as well as the supplies mix and additional freight and logistics costs related to equipment and supplies sourced from Japan.

Services gross margin for the second quarter of 2011 decreased 1.1-percentage points as compared to the second quarter 2010. The decrease is due primarily to the ramping of new services contracts and line of business mix.

Services gross margin for the six months ended June 30, 2011 decreased 0.7-percentage points as compared to the prior year comparable period. The decrease is primarily due to the ramping of new services contracts and line of business mix.

30	Xerox 2011 Form 10-Q

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2011	2010	Change	2011	2010	Change
R&D	$147	$160	$(13)	$303	$333	$(30)
Sustaining engineering	28	34	(6)	56	66	(10)

Total RD&E Expenses	$175	$194	$(19)	$359	$399	$(40)

Second quarter 2011 RD&E as a percent of revenue of 3.1% decreased 0.4-percentage points from the second quarter 2010. In addition to lower spending, the decrease was also driven by the positive mix impact of the continued growth in Services revenue.

Second quarter 2011 RD&E of $175 million was $19 million lower than the second quarter 2010, reflecting the impact of restructuring and productivity improvements.

RD&E as a percent of revenue for the six months ended June 30, 2011 of 3.2% decreased 0.7-percentage points. In addition to lower spending, the decrease was also driven by the positive mix impact of the continued growth in Services revenue.

RD&E of $359 million for the six months ended June 30, 2011, was $40 million lower reflecting the impact of restructuring and productivity improvements. Innovation is one of our core strengths and we continue to invest at levels that enhance this core strength, particularly in color, software and services. Xerox R&D is strategically coordinated with Fuji Xerox.

Selling, Administrative and General Expenses (“SAG”)

SAG as a percent of revenue of 19.9%, decreased 1.2-percentage points from the second quarter 2010. In addition to spending reductions including lower compensation, the decrease was also driven by positive mix impact from the continued growth in Services revenue, which historically has a lower SAG percent of revenue.

SAG as a percent of revenue of 20.2%, decreased 1.9-percentage points, or 1.2-percentage points on a pro-forma1 basis for the six months ended June 30, 2011. In addition to spending reductions and lower compensation, the decrease was also driven by positive mix impact from the continued growth in Services revenue.

SAG expenses of $1,119 million in the second quarter 2011 were $44 million lower than the second quarter 2010, including a $39 million unfavorable impact from currency. SAG expense reflects the following:

•	$5 million decrease in selling expenses, reflecting benefits from restructuring and productivity improvements, partially offset by the impact of acquisitions and increased brand advertising.
•	$22 million decrease in general and administrative expenses, reflecting the benefits from restructuring and operational improvements.
•	$17 million decrease in bad debt expenses to $29 million, reflecting an improving write-off trend. 2011 second quarter bad debt expense continues to remain less than one percent of receivables.

SAG expenses of $2,238 million for the six months ended June 30, 2011 were $24 million lower than the prior year period, or $84 million lower on a pro-forma1 basis, both including a $44 million unfavorable impact from currency. The pro-forma SAG expense increase reflects the following:

•	$14 million increase in selling expenses reflecting the impact of acquisitions and increased brand advertising partially offset by the benefits from restructuring and productivity improvements.
•	$53 million decrease in general and administrative expenses primarily reflecting the benefits from restructuring and operational improvements.
•	$45 million decrease in bad debt expenses to $61 million, reflecting an improving write-off trend.

Restructuring and Asset Impairment Charges

During the second quarter 2011, we recorded net restructuring and asset impairment credits of $9 million, primarily resulting from net reversals and changes in estimated reserve from prior period initiatives.

31	Xerox 2011 Form 10-Q

During the six months ended June 30, 2011, we recorded net restructuring and asset impairment credits of $24 million, primarily resulting form net reversals and changes in estimated reserve from prior period initiatives.

During the second quarter 2010, we recorded $11 million of net restructuring and asset impairment charges, which included approximately $16 million of severance costs related to headcount reductions of approximately 300 employees primarily in North America. These costs were partially offset by $6 million of net reversals for changes in estimated reserves from prior period initiatives. We recorded $206 million of net restructuring and asset impairment charges for the six months ended June 30, 2010, which included $199 million of severance costs related to headcount reductions of approximately 2,600 employees, lease termination and asset impairment charges of $19 million and $12 million of net reversals primarily due to changes in estimated reserves from prior year initiatives.

The restructuring reserve balance as of June 30, 2011 for all programs was $179 million, of which approximately $168 million is expected to be spent over the next twelve months. Refer to Note 8, Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

Acquisition Related Costs

Costs of $15 million and $63 million were incurred in the three and six months ended June 30, 2010, respectively, in connection with our acquisition of ACS. These costs include $11 million and $53 million, respectively, of transaction costs which represent external costs directly related to completing the acquisition of ACS. The remainder of the acquisition-related costs represents external incremental costs directly related to the integration of ACS and Xerox.

Amortization of Intangible Assets

During the three and six months ended June 30, 2011, we recorded $87 million and $172 million, respectively, of expense related to the amortization of intangible assets, which is $2 million and $30 million higher than the prior year periods, respectively. The increase for the 2011 year-to-date period primarily reflects the additional month of amortization of intangibles associated with our acquisition of ACS as well as the full year-to-date impact of amortization of intangibles associated with acquisitions from the prior year.

Worldwide Employment

Worldwide employment of 133,500 at June 30, 2011 decreased approximately 3,000 from December 31, 2010, primarily due to restructuring related actions that more than offset the impact of acquisitions.

Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Non-financing interest expense	$64	$92	$131	$181
Interest income	(5)	(4)	(12)	(9)
(Gains) losses on sales of businesses and assets	(7)	1	(8)	(1)
Currency (gains) losses, net	—	(2)	1	20
ACS shareholders litigation settlement	—	36	—	36
Litigation matters	6	1	12	1
Loss on early extinguishment of liability	33	—	33	—
All other expenses, net	13	4	25	10

Total Other Expenses, Net	$104	$128	$182	$238

Non-Financing Interest Expense: Non-financing interest expense for the three and six months ended June 30, 2011 of $64 million and $131 million, respectively, was $28 million and $50 million lower than prior year comparable periods, respectively. The decreases in interest expense reflects a lower average debt balance due to the $550 million 2013 Senior Notes redemption in October 2010 and other repayments of debt, as well as the benefit of lower borrowing costs achieved as a result of utilizing the commercial paper program, as well as the refinancing of debt through the issuance of $1.0 billion Senior Notes in the second quarter 2011.

32	Xerox 2011 Form 10-Q

Currency (Gains) Losses, Net: In January 2010, Venezuela announced a devaluation of the Bolivar to an official rate of 4.30 Bolivars to the dollar for our products. As a result of this devaluation, we recorded a currency loss of $21 million in the first quarter of 2010 for the re-measurement of our net Bolivar denominated monetary assets.

ACS Shareholders Litigation Settlement: Second quarter 2010 includes expense of $36 million reflecting the settlement of claims by ACS shareholders arising out of Xerox’s acquisition of ACS in 2010, net of insurance proceeds.

Litigation Matters: Litigation matters for the three and six months ended June 30, 2011 include charges related to probable losses on various legal matters, none of which were individually material.

Loss on Early Extinguishment of Liability: In May 2011, Xerox Capital Trust I, our wholly-owned subsidiary trust, redeemed its $650 million 8% Preferred Securities due in 2027. The redemption resulted in a pre-tax loss of $33 million ($20 million after-tax) representing the call premium of approximately $10 million as well as the write-off of unamortized debt costs and other liability carrying value adjustments of $23 million. Refer to Note 9, Debt in the Condensed Consolidated Financial Statements for additional information.

All Other Expenses, Net: All other expenses, net for the three and six months ended June 30, 2011 increased $9 million and $15 million, respectively, driven in part by higher interest expense on the Brazil tax and labor contingencies as well as higher fees associated with the sale of receivables.

Income Taxes

The effective tax rate for the three and six months ended June 30, 2011 was 26.9% and 27.0%, respectively. On an adjusted basis3 the tax rate for the three and six months ended June 30, 2011 was 29.6%3 and 29.4%3, respectively. The adjusted tax rate for the three and six months was lower than the U.S. statutory rate primarily due to foreign income being taxed at a lower rate or offset by available foreign tax credits.

The effective tax rate for the three and six months ended June 30, 2010 was 35.0% and 43.2%, respectively. On an adjusted basis3 the tax rate for the three and six months ended June 30, 2010 was 31.9%3 and 32.0%3, respectively. The adjusted tax rate for the three months was lower than the U.S. statutory rate primarily due to the tax benefits associated with the utilization of foreign tax credits partially offset by tax expense associated with tax law changes. The adjusted tax rate for the six months was lower than the U.S. statutory rate due to the geographical mix of income before taxes and the related tax rates in these jurisdictions and the re-measurement of certain unrecognized tax positions.

Xerox operations are widely dispersed. The statutory tax rate in most non U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year estimated effective tax rate includes a benefit of approximately 8 percentage points from these non U.S. operations which is comparable to 2010.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remaining quarters of 2011 will be approximately 31%, excluding the effects of intangibles amortization and discrete events.

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Total equity in net income of unconsolidated affiliates	$34	$28	$68	$26
Fuji Xerox after-tax restructuring costs	4	5	15	27

Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox. The increase in equity income for the three and six months ended June 30, 2011 was due to an increase in Fuji Xerox’s net income, which was primarily driven by higher revenue and cost improvements as well as the strengthening of the Yen.

33	Xerox 2011 Form 10-Q

Japan

We continue to monitor and evaluate potential impacts in 2011 as a result of the natural disaster in Japan in the first quarter 2011.

During the second quarter 2011 the impact from the natural disaster was as expected. The following are some key points:

•	Demand exceeded availability of certain products and supplies creating an increased backlog of orders.
•	Additional logistics and freight costs were incurred as a result of alternative sourcing for components and materials.
•	Fuji Xerox equity income was slightly better than expected, with restructuring savings offsetting the impact from the natural disaster.

In the second half of 2011 we expect the following:

•	Production levels are expected to recover and should return to normal in the third quarter 2011.
•	Backlogs are expected to return to normal levels in the fourth quarter 2011.
•	Fuji Xerox equity income is difficult to project at this time due to continuing operational challenges.

Net Income

Second quarter 2011 net income attributable to Xerox was $319 million, or $0.22 per diluted share. On an adjusted basis3 net income attributable to Xerox was $393 million, or $0.27 per diluted share, and included adjustments for the amortization of intangible assets and the loss on early extinguishment of liability.

Second quarter 2010 net income attributable to Xerox was $227 million, or $0.16 per diluted share. On an adjusted basis3, net income attributable to Xerox was $342 million, or $0.24 per diluted share.

Net income attributable to Xerox for the six months ended June 30, 2011 was $600 million, or $0.41 per diluted share. On an adjusted basis3, net income attributable to Xerox was $727 million, or $0.50 per diluted share.

Net income attributable to Xerox for the six months ended June 30, 2010 was $185 million, or $0.14 per diluted share. On an adjusted basis3, net income attributable to Xerox was $565 million, or $0.43 per diluted share.

Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section for the adjustments to net income.

Segment Review

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2011
Technology	$2,552	45%	$300	11.8%	$5,047	46%	$566	11.2%
Services	2,672	48%	322	12.1%	5,256	47%	588	11.2%
Other	390	7%	(73)	(18.7)%	776	7%	(139)	(17.9)%

Total	$5,614	100%	$549	9.8%	$11,079	100%	$1,015	9.2%

2010
Technology	$2,555	46%	$273	10.7%	$5,038	49%	$506	10.0%
Services	2,529	46%	319	12.6%	4,372	43%	522	11.9%
Other	424	8%	(93)	(21.9)%	819	8%	(197)	(24.1)%

Total	$5,508	100%	$499	9.1%	$10,229	100%	$831	8.1%

2010 Pro-forma(1)
Technology					$5,038	46%	$506	10.0%
Services					4,991	46%	556	11.1%
Other					819	8%	(208)	(25.4)%

Total					$10,848	100%	$854	7.9%

34	Xerox 2011 Form 10-Q

Technology

Our Technology segment includes the sale of products and supplies, as well as the associated technical service and financing of those products. The Technology segment represents our pre-ACS acquisition equipment-related business exclusive of our document outsourcing business, which was integrated into the Services segment together with the acquired ACS outsourcing businesses – business process outsourcing and information technology outsourcing.

Revenue

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2011	2010		2011	2010
Equipment sales	$790	$816	(3)%	$1,513	$1,546	(2)%
Annuity revenue	1,762	1,739	1%	3,534	3,492	1%

Total Revenue	$2,552	$2,555	—%	$5,047	$5,038	—%

Second quarter 2011 Technology revenue of $2,552 million was flat compared to second quarter 2010 and included a

4-percentage point positive impact from currency. Technology revenue included the following:

•

3% decrease in equipment sales revenue with a 4-percentage point positive impact from currency. Equipment sales revenue was impacted by supply constraints on products sourced from FX. Our ending backlog is higher than normal as we enter third quarter 2011. Technology revenue excludes sales in our partner print services offerings.

•

1% increase in annuity revenue with a 4-percentage point positive impact from currency. Supplies revenue declined 4-percentage points at constant currency driven by a combination of FX supply constraints, the impact of the year-over-year timing of price increases and lower demand. In addition, annuity revenue was impacted by a decline in pages partially offset by an increase in revenue per page.

•	Technology revenue mix is 21% entry, 58% mid-range and 21% high-end.

Technology revenue for the six months ended June 30, 2011 of $5,047 million was flat compared to prior year and included a 2-percentage point positive impact from currency. Technology revenue included the following:

•

2% decrease in equipment sales revenue with a 2-percentage point positive impact from currency. The decrease in revenue was driven by supply constraints on products sourced from FX and a decline in entry installs, particularly in our developing markets, which were only partially offset by install growth in mid-range products.

•	1% increase in annuity revenue with 2-percentage point positive impact from currency, as a decline in pages was only partially offset by an increase in revenue per page.
•	Technology revenue mix is 22% entry, 57% mid-range and 21% high-end.

Segment Margin

Second quarter 2011 Technology segment margin of 11.8% increased 1.1-percentage points from second quarter 2010. Lower cost and expense from restructuring savings and lower bad debt expense more than offset the gross margin decline.

Technology segment margin for the six months ended June 30, 2011 of 11.2% increased 1.2-percentage points from prior year period. Lower cost and expense from restructuring savings and lower bad debt expense more than offset the gross margin decline.

Installs

Entry

Installs for the three and six months ended June 30, 2011 both decreased 8% driven by:

•	A decline in sales to OEM partners,
•	A decline in developing markets due in part to a very strong 2010 in which installs increased significantly,
•	Supply constraints on products sourced from FX.

35	Xerox 2011 Form 10-Q

Mid-Range

Installs for the second quarter 2011:

•	3% increase in installs of mid-range black-and-white devices driven by growth in all geographies.
•

10% increase in installs of mid-range color devices. Although this product category felt the largest impact of the supply constraints from the Japan earthquake, it continued to produce double-digit growth driven primarily by demand for the Xerox Color 550/560, WorkCentre® 7545/7556 and WorkCentre® 7120.

Installs for the six months ended June 30, 2011:

•	5% increase in installs of mid-range black-and-white devices driven by growth in all geographies.
•	17% increase in installs of mid-range color devices driven primarily by demand for new products, such as the Xerox Color 550/560, WorkCentre® 7545/7556 and WorkCentre® 7120.

High-End

Installs for the second quarter 2011:

•	2% increase in installs of high-end black-and-white systems driven by growth in North America.
•

10% decrease in installs of high-end color systems. Strong growth by the Xerox Color 800 and 1000 and the iGen were more than offset by a large decline in the Entry Production Color products. In July 2011, we launched a new Entry Production Color product, the DocuColor™ 8080, to fill a gap in this product category.

Installs for the six months ended June 30, 2011:

•	5% decrease in installs of high-end black-and-white systems driven by declines across most product areas.
•	2% increase in installs of high-end color systems reflecting strong demand for the Xerox Color 800 and 1000 and iGen.

Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3, Segment Reporting, in the Condensed Consolidated Financial Statements.

Services

Our Services segment comprises three service offerings: Business Process Outsourcing (“BPO”), Information Technology Outsourcing (“ITO”) and Document Outsourcing (“DO”). The DO business included within the Services segment essentially represents Xerox’s pre-ACS acquisition outsourcing business, as ACS’s outsourcing business is reported as BPO and ITO revenue.

Revenue

Second quarter 2011 Services total revenue of $2,672 million increased 6% and included a 2-percentage point positive impact from currency.

•

BPO delivered growth of 9% (a sequential increase from growth of 8% in the first quarter 2011) and represented 55% of total Services revenue. Consistent with our strategy to expand our services offerings through tuck-in acquisitions, BPO growth was driven by recent acquisitions and to a lesser extent by the customer care, transportation solutions and the healthcare payer services businesses.

•	ITO decreased 10% and represented 12% of total Services revenue. The ITO decline was driven by lower third-party equipment and software sales as well as timing of contract run-off and ramp.
•

DO increased 10%, including a 4-percentage point positive impact from currency, and represented 33% of total Services revenue. Growth was driven by new signings and represents a continued improving trend in growth.

Note: The year-to-date results for the Services segment are discussed below on a pro-forma basis, with ACS’s 2010 estimated results from January 1 through February 5 included in our historical 2010 results.

Services total revenue for the six months ended June 30, 2011 of $5,256 million increased 20% or 5% on a pro-forma1 basis. Currency had a 1-percentage point positive impact on total revenues.

•

BPO revenue had strong pro-forma[1] revenue growth of 8% and represented 55% of total Services revenue. BPO growth was driven by recent acquisitions and to a lesser extent by healthcare services, customer care, transportation solutions and the healthcare payer services businesses.

36	Xerox 2011 Form 10-Q

•

ITO revenue on a pro-forma[1] basis declined 5% and represented 12% of total Services revenue. The decline in ITO revenue was driven by lower third-party equipment and software sales which were only partially offset by growth in new commercial business.

•

DO revenue increased 7%, including a 2-percentage points positive impact from currency, and represented 33% of total Services revenue. The increase reflects an improving trend from 2010. DO revenue includes revenues from our partner print services offerings.

Segment Margin

Second quarter 2011 Services segment margin of 12.1% declined 0.5-percentage points from second quarter 2010 driven primarily by lower gross margins resulting from the ramp of new business.

Services segment margin for the six months ended June 30, 2011 of 11.2% decreased 0.7-percentage points, or increased 0.1-percentage points on a pro-forma1 basis, from the prior year period primarily driven by DO revenue growth as well as lower costs and expenses from restructuring and synergy savings.

Metrics

Pipeline

Our total services sales pipeline, including synergy opportunities, grew 21% over the second quarter 2010. This sales pipeline includes the Total Contract Value (“TCV”) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.

Signings

Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.

Signings were as follows:

(in billions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
BPO	$1.8	$3.0
DO	1.4	2.3
ITO	0.3	1.2

Total Signings	$3.5	$6.5

Combined with the previous three quarters, signings decreased 10% on a trailing twelve month basis as compared to the comparable prior year period. Signings increased sequentially from first quarter 2011 by over 15%.

The decline in signings from the second quarter 2010 was driven by decreases in BPO and ITO partially offset by growth in DO. The decrease in BPO and ITO signings was impacted by the cyclicality of large deals.

TCV represents the estimated future contract revenue for pipeline or signed contracts for signings, as applicable.

Other

Revenue

Second quarter 2011 Other revenue of $390 million decreased 8%, including a 4-percentage point positive impact from currency, due to a decline in paper sales, wide format systems and other supplies partially offset by an increase in network integration and electronic presentation systems.

Other revenue for the six months ended June 30, 2011 of $776 million decreased 5%, including 2-percentage points positive impact from currency, due to a decline in paper sales, wide format systems and other supplies partially offset by higher licensing revenue and an increase in network integration and electronic presentation systems revenue.

Paper comprised approximately 60% of the 2011 and 2010 Other segment revenue.

37	Xerox 2011 Form 10-Q

Segment Margin

Second quarter 2011 Other segment loss of $73 million, improved $20 million from second quarter 2010, driven primarily by lower non-financing interest expense.

Other segment loss of $139 million for the six months ended June 30, 2011, improved $58 million from the prior year period, driven primarily by lower in non-financing interest expense.

(1)

Results are discussed primarily on a pro-forma basis and include ACS’s estimated results from January 1 through February 5 in 2010. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

(2)	Color revenues represent a subset of total revenues and exclude Global Imaging Systems, Inc. (“GIS”).
(3)	See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP financial measure.

Capital Resources and Liquidity

Cash Flow Analysis

The following table summarizes our cash and cash equivalents:

	Six Months Ended June 30,		Change
(in millions)	2011	2010
Net cash provided by operating activities	$317	$1,053	$(736)
Net cash used in investing activities	(368)	(1,696)	1,328
Net cash used in financing activities	(81)	(2,022)	1,941
Effect of exchange rate changes on cash and cash equivalents	19	(52)	71

Decrease in cash and cash equivalents	(113)	(2,717)	2,604
Cash and cash equivalents at beginning of period	1,211	3,799	(2,588)

Cash and Cash Equivalents at End of Period	$1,098	$1,082	$16

Cash Flows from Operating Activities

Net cash provided by operating activities was $317 million in the six months ended June 30, 2011. The $736 million decrease in cash from the six months ended June 30, 2010 was primarily due to the following:

•	$565 million decrease due to lower accounts payable and accrued compensation primarily related to the timing of payments, as well as lower inventory and other spending.
•	$76 million decrease as a result of up-front costs and other customer related spending associated primarily with new services contracts.
•	$60 million decrease due to higher contributions to our defined pension benefit plans.
•	$41 million decrease due to a lower net reduction of finance receivables.
•	$26 million decrease due to higher restructuring payments associated with previously reported actions.
•	$11 million decrease due to an increase in accounts receivable. An increase in revenues was partially offset by an increased benefit from accounts receivable sales as well as improved collections.
•	$61 million increase as a result of lower inventory levels reflecting focused supply chain actions.

Cash Flows from Investing Activities

Net cash used in investing activities was $368 million for the six months ended June 30, 2011. The $1,328 million decrease in the use of cash from the six months ended June 30, 2010 was primarily due to the following:

•

$1,391 million decrease primarily due to the 2011 acquisitions of Unamic/HCN B.V. for $55 million, Concept Group for $43 million, NewField IT for $17 million and four GIS acquisitions for $14 million, as compared to the 2010 acquisitions of ACS for $1,495 million and IBS for $29 million.

•	$43 million increase due to higher capital expenditures (including internal use software).
•	$21 million increase due to lower cash proceeds from asset sales.

38	Xerox 2011 Form 10-Q

Cash Flows from Financing Activities

Net cash used in financing activities was $81 million for the six months ended June 30, 2011. The $1,941 million decrease in the use of cash from the six months ended June 30, 2010 was primarily due to the following:

•

$2,741 million decrease from net debt activity. 2011 reflects proceeds of $1 billion from the issuance of Senior Notes and $3 million on other debt offset by net payments of $300 million on Commercial Paper. 2010 reflects the repayments of $1,733 million of ACS’s debt on the acquisition date and $950 million of Senior Notes, net payments of $43 million on other debt and $14 million of debt issuance costs for the bridge loan facility commitment, which was terminated in December 2009. These payments were offset by net proceeds of $702 million from borrowings under the Credit Facility.

•	$670 million increase reflecting the payment of our liability to Xerox Capital Trust I in connection with their redemption of preferred securities.
•	$86 million increase due to lower proceeds from the issuance of common stock. 2010 reflects a higher level of exercise of stock options issued under the former ACS plans.
•	$22 million increase reflecting dividends on an increased number of outstanding shares as a result of the acquisition of ACS in 2010.

Customer Financing Activities

The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2011	December 31, 2010
Total Finance receivables, net (1)	$6,653	$6,620
Equipment on operating leases, net	517	530

Total Finance Assets, net	$7,170	$7,150

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

The increase of $20 million in Total finance assets, net includes favorable currency of $264 million.

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

(in millions)	June 30, 2011	December 31, 2010
Financing debt (1)	$6,274	$6,256
Core debt	3,036	2,351

Total Debt	$9,310	$8,607

(1)

Financing debt includes $5,821 million and $5,793 million as of June 30, 2011 and December 31, 2010, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes our debt:

(in millions)	June 30, 2011	December 31, 2010
Principal debt balance(1)	$9,098	$8,380
Net unamortized discount	(7)	(1)
Fair value adjustments	219	228

Total Debt	9,310	8,607
Less: Current maturities and short-term debt(1)	(2,197)	(1,370)

Total Long-term Debt(1)	$7,113	$7,237

(1)	Includes Commercial Paper of $300 million as of December 31, 2010.

39	Xerox 2011 Form 10-Q

Sales of Accounts Receivable

We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivables without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Accounts receivable sales	$819	$535	$1,549	$1,012
Deferred proceeds	103	73	197	115
Fees associated with sales	5	3	9	7
Estimated increase (decrease) to operating cash flows(1)	29	86	5	(68)

(1)

Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency.

Refer to Note 5, Receivables, Net in the Condensed Consolidated Financial Statements for additional information.

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

The following is a discussion of our liquidity position as of June 30, 2011:

•

As of June 30, 2011, total cash and cash equivalents was $1,098 million and there were no outstanding borrowings or letters of credit under our $2 billion Credit Facility or our Commercial Paper Programs.

•

Cash flows from operations were $317 million for the six months ended June 30, 2011, and we expect full year cash flow from operations to be in the range of $2.0 billion to $2.3 billion. Over the past two years we have consistently delivered strong second half and full year cash flow from operations, driven by the strength of our annuity based revenue model. Cash flows from operations were $2.7 billion and $2.2 billion for the years ended December 31, 2010 and 2009, respectively.

•	Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q3 2011	$1,057
Q4 2011	11
2012	1,133
2013	420
2014	1,074
2015	1,251
2016	950
2017	501
2018	1,001
2019	650
2020 and thereafter	1,050

Total	$9,098

Treasury Stock

In July 2011, we resumed our stock repurchase program previously authorized by our Board of Director’s. Through July 29, 2011, we repurchased a cumulative total of 5,011,500 shares at a cost of $48 million, including associated fees.

40	Xerox 2011 Form 10-Q

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

Adjusted Earnings Measures

To better understand the trends in our business and the impact of the ACS acquisition, we believe it is necessary to adjust the following amounts determined in accordance with GAAP to exclude the effects of the certain items as well as their related income tax effects. For our 2011 reporting year, adjustments are expected to be limited to the amortization of intangible assets and other discrete items that occur during the year.

•	Net income and Earnings per share (“EPS”)
•	Effective tax rate
•	Operating income margin

41	Xerox 2011 Form 10-Q

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

•

Other discrete, unusual or infrequent costs and expenses: In addition, we have also excluded the following additional items given the discrete, unusual or infrequent nature of these items on our results of operations for the period: 1) Loss on early extinguishment of liability (Q2 2011), 2) Venezuela devaluation costs (Q1 2010), 3) Medicare subsidy tax law change (income tax effect only)(Q1 2010) and 4) ACS shareholder’s litigation settlement (Q2 2010). We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods as well as expected trends in our business.

In addition to the above excluded items, operating income and margin also excludes other expenses, net. Other expenses, net is primarily composed of non-financing interest expense.

Pro-forma Basis

To better understand the trends in our business, we discuss our year-to-date 2011 operating results by comparing them against adjusted year-to-date 2010 results which include ACS historical results for the comparable period. Accordingly, we have included ACS’s 2010 estimated results for the period, January 1 through February 5, 2010 in our reported 2010 results in order to provide a full-year comparison of results for 2011 to 2010. We refer to comparisons against these adjusted 2010 results as “pro-forma” basis comparisons. ACS’s 2010 historical results for the period January 1 through February 5, 2010 have been adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, exited businesses and other material non-recurring costs associated with the acquisition. We believe comparisons on a pro-forma basis provide an enhanced assessment than the actual comparisons given the size and nature of the ACS acquisition. In addition, the acquisition of ACS increased the proportion of our revenue from services, which has a lower gross margin and SAG as a percent of revenue than we historically experienced when Xerox was primarily a Technology company. We believe the pro-forma basis comparisons provide investors with a better understanding and additional perspective of the expected trends in our business as well as the impact of the ACS acquisition on the Company’s operations.

Management believes that these non-GAAP financial measures provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, the following non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.

42	Xerox 2011 Form 10-Q

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended June 30, 2011(1)		Three Months Ended June 30, 2010
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported	$319	$0.22	$227	$0.16
Adjustments:
Amortization of intangible assets	54	0.04	53	0.04
Loss on early extinguishment of liability	20	0.01	—	—
Xerox and Fuji Xerox restructuring charges			12	0.01
ACS acquisition-related costs			14	0.01
ACS shareholders’ litigation settlement			36	0.02

Adjusted	$393	$0.27	$342	$0.24

Weighted average shares for adjusted EPS(2)		1,465		1,446

(1)	For 2011, we are only adjusting for Amortization of intangible assets and the loss on early extinguishment of liability.
(2)

Average shares for the calculation of adjusted EPS for the second quarter 2011 were 1,465 million and include 27 million of shares associated with the Series A convertible preferred stock. Accordingly, the quarterly dividend of $6 million is excluded. Second quarter 2010 shares of 1,446 also include 27 million shares associated with the Series A convertible preferred stock and the quarterly dividend of $6 million is excluded. We evaluate the dilutive effect of the Series A convertible preferred stock on an “if-converted” basis.

	Six Months Ended June 30, 2011(1)		Six Months Ended June 30, 2010
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported	$600	$0.41	$185	$0.14
Adjustments:
Amortization of intangible assets	107	0.08	88	0.07
Loss on early extinguishment of liability	20	0.01	—	—
Xerox and Fuji Xerox restructuring charges			169	0.13
ACS acquisition-related costs			50	0.04
ACS shareholders’ litigation settlement			36	0.02
Venezuela devaluation costs			21	0.02
Medicare subsidy tax law change			16	0.01

Adjusted	$727	$0.50	$565	$0.43

Weighted average shares for adjusted EPS(2)		1,463		1,323

(1)	For 2011, we are only adjusting for Amortization of intangible assets and the loss on early extinguishment of liability.
(2)

Average shares for the calculation of adjusted EPS for the year-to-date period were 1,463 million and include 27 million shares associated with the Series A convertible preferred stock and therefore the year-to-date dividends of $12 are excluded. The 2010 year-to-date period were 1,323 million and include 22 million shares, which represents a pro-rata portion of the 27 million shares associated with the Series A convertible preferred stock. Accordingly, the year-to-date dividends of $9 million associated with those shares are excluded from adjusted net income. Each period we evaluate the dilutive effect of the Series A convertible preferred stock on an “if-converted” basis.

43	Xerox 2011 Form 10-Q

Effective Tax reconciliation:

	Three Months Ended June 30, 2011(1)		Effective Tax Rate	Three Months Ended June 30, 2010		Effective Tax Rate
(in millions)	Pre-Tax Income	Income Tax Expense		Pre-Tax Income	Income Tax Expense
As Reported	$401	$108	26.9%	$320	$112	35.0%
Adjustments:
Amortization of intangible assets	87	33		85	32
Loss on early extinguishment of liability	33	13		—	—
Xerox restructuring charge				11	4
ACS acquisition-related costs				15	1
ACS shareholders’ litigation settlement				36	—	—

Adjusted	$521	$154	29.6%	$467	$149	31.9%

(1)	For 2011, we are only adjusting for Amortization of intangible assets and the loss on early extinguishment of liability.

	Six Months Ended June 30, 2011(1)		Effective Tax Rate	Six Months Ended June 30, 2010		Effective Tax Rate
(in millions)	Pre-Tax Income	Income Tax Expense		Pre-Tax Income	Income Tax Expense
As Reported	$751	$203	27.0%	$310	$134	43.2%
Adjustments:
Amortization of intangible assets	172	65		142	54
Loss on early extinguishment of liability	33	13		—	—
Xerox restructuring charge				206	64
ACS acquisition-related costs				63	13
Venezuela devaluation costs				21	—
Medicare subsidy tax law change				—	(16)
ACS shareholders’ litigation settlement				36	—

Adjusted	$956	$281	29.4%	$778	$249	32.0%

(1)	For 2011, we are only adjusting for Amortization of intangible assets and the loss on early extinguishment of liability.

44	Xerox 2011 Form 10-Q

Operating Income / Margin reconciliation:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income	$401	$5,614	7.1%	$320	$5,508	5.8%
Adjustments:
Xerox restructuring (credit) charge	(9)			11
ACS acquisition-related costs	—			15
Amortization of intangible assets	87			85
Other expenses, net	104			128

Adjusted Operating	$583	5,614	10.4%	$559	5,508	10.1%
Fuji Xerox restructuring charge	4			5
Equity in net income of unconsolidated affiliates	34			28
Loss on early extinguishment of liability	33			—
ACS shareholders’ litigation settlement	—			36
Other expenses, net*	(105)			(129)

Segment Profit/Revenue	$549	$5,614	9.8%	$499	$5,508	9.1%

*	Includes rounding adjustments.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income	$751	$11,079	6.8%	$310	$10,229	3.0%
Adjustments:
Xerox restructuring (credit) charge	(24)			206
ACS acquisition-related costs	—			63
Amortization of intangible assets	172			142
Other expenses, net	182			238

Adjusted Operating	$1,081	11,079	9.8%	$959	10,229	9.4%
Fuji Xerox restructuring charge	15			27
Equity in net income of unconsolidated affiliates	68			26
Loss on early extinguishment of liability	33			—
ACS shareholders’ litigation settlement	—			36
Venezuela devaluation costs	—			21
Other expenses, net*	(182)			(238)

Segment Profit/Revenue	$1,015	$11,079	9.2%	$831	$10,229	8.1%

*	Includes rounding adjustments.

45	Xerox 2011 Form 10-Q

Pro-forma:

	Six Months Ended June 30,			Change		Pro-forma Change
(in millions)	As Reported 2011	As Reported 2010	Pro-forma 2010(1)
Total Xerox
Revenue:
Equipment sales	$1,751	$1,752	$1,752	—%		—%
Supplies, paper and other	1,640	1,717	1,742	(4)%		(6)%

Sales	3,391	3,469	3,494	(2)%		(3)%
Service, outsourcing and rentals	7,363	6,423	7,017	15%		5%
Finance income	325	337	337	(4)%		(4)%

Total Revenues	$11,079	$10,229	$10,848	8%		2%

Service, outsourcing and rentals	$7,363	$6,423	$7,017	15%		5%
Add: Finance income	325	337	337
Add: Supplies, paper and other sales	1,640	1,717	1,742

Annuity Revenue	$9,328	$8,477	$9,096	10%		3%

Gross Profit:
Sales	$1,162	$1,215	$1,216
Service, outsourcing and rentals	2,311	2,193	2,295
Finance income	205	212	212

Total	$3,678	$3,620	$3,723

Gross Margin:
Sales	34.3%	35.0%	34.8%	(0.7	)pts	(0.5	)pts
Service, outsourcing and rentals	31.4%	34.1%	32.7%	(2.7	)pts	(1.3	)pts
Finance income	63.1%	62.9%	62.9%	0.2	pts	0.2	pts
Total	33.2%	35.4%	34.3%	(2.2	)pts	(1.1	)pts

RD&E	$359	$399	$399
RD&E % Revenue	3.2%	3.9%	3.7%	(0.7	)pts	(0.5	)pts

SAG	$2,238	$2,262	$2,321
SAG % Revenue	20.2%	22.1%	21.4%	(1.9	)pts	(1.2	)pts
Adjusted Operating Profit	$1,081	$959	$1,003
Adjusting Operating Margin	9.8%	9.4%	9.2%	0.4	pts	0.6	pts

Services Segment

Document Outsourcing	$1,725	$1,611	$1,611	7%		7%
Business Processing Outsourcing(2)	2,928	2,210	2,701	32%		8%
Information Technology Outsourcing	647	551	679	17%		(5)%
Less: Intra-Segment Eliminations	(44)	—	—		*		*

Total Revenue – Services	$5,256	$4,372	$4,991	20%		5%

Segment Profit – Services	$588	$522	$556	13%		6%

Segment Margin – Services	11.2%	11.9%	11.1%	(0.7	)pts	0.1pts

*	Percent change not meaningful.

(1)

Pro-forma reflects ACS’s 2010 estimated results from January 1 through February 5, adjusted to reflect fair value adjustments related to property, equipment and computer software as well as customer contract costs. In addition, adjustments were made for deferred revenue, exited businesses and other material non-recurring costs associated with the acquisition.

(2)	2010 BPO was adjusted to include historic Xerox BPO services.

46	Xerox 2011 Form 10-Q

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The information set forth under Note 16-Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A	RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2010 Annual Report. The Risk Factors remain applicable from our 2010 Annual Report, with the exception of the following changes:

Our significant debt could adversely affect our financial health and pose challenges for conducting our business.

We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of June 30, 2011, we had $9.3 billion of total debt. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $7.2 billion at June 30, 2011. The total cash and cash equivalents was $1.1 billion at June 30, 2011. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

47	Xerox 2011 Form 10-Q

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations and funding from third parties. As of June 30, 2011, total cash and cash equivalents was $1.1 billion, and our borrowing capacity under our Credit Facility was $2.0 billion, reflecting no outstanding borrowings or letters of credit. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

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

At June 30, 2011, we were in compliance with the covenants and other provisions of the Credit Facility and the senior notes. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2011

During the quarter ended June 30, 2011, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

Dividend Equivalent

(a)	Securities issued on April 30, 2011: Registrant issued 1,877 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)

No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)

The DSUs were issued at a deemed purchase price of $10.69 per DSU (aggregate price $20,065), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2011

Repurchases of Xerox Common Stock, par value $1.00 per share include the following:

Board Authorized Share Repurchase Programs:

We did not purchase Common stock during the second quarter of 2011.

48	Xerox 2011 Form 10-Q

Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $2.9 billion has been used through June 30, 2011. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
April 1 through 30	142,219	$10.00	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	—	—	n/a	n/a

Total	142,219		n/a	n/a

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

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(g)(4)	Amendment No. 2 dated April 28, 2011 to Registrant’s Unfunded Supplemental Executive Retirement Plan.

10(j)(4)	Amendment No. 5 dated May 6, 2011 to Registrant’s Universal Life Plan.

10(bb)	Master Plan Amendment dated May 2, 2011 to Registrant-Sponsored Benefit Plans.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

49	Xerox 2011 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: August 1, 2011

50	Xerox 2011 Form 10-Q

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

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(g)(4)	Amendment No. 2 dated April 28, 2011 to Registrant’s Unfunded Supplemental Executive Retirement Plan.

10(j)(4)	Amendment No. 5 dated May 6, 2011 to Registrant’s Universal Life Plan.

10(bb)	Master Plan Amendment dated May 2, 2011 to Registrant-Sponsored Benefit Plans.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

51	Xerox 2011 Form 10-Q