Form 10-Q
period 2011-09-30
XEROX CORP
filed 2011-11-02
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number 001-04471
_________________________________________________

XEROX CORPORATION
(Exact Name of Registrant as specified in its charter)
_________________________________________________

New York	16-0468020
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
P.O. Box 4505, 45 Glover Avenue Norwalk, Connecticut	06856-4505
(Address of principal executive offices)	(Zip Code)
(203) 968-3000
(Registrant’s telephone number, including area code)
_________________________________________________
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at September 30, 2011
Common Stock, $1 par value	1,387,053,365 shares

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements, environmental regulations and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; our ability to expand equipment placements and to drive the expanded use of color in printing and copying; development of new products and services; interest rates, cost of borrowing and access to credit markets; our ability to protect our intellectual property rights; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; reliance on third parties for manufacturing of products and provision of services; the risk that we may not realize all of the anticipated benefits from the acquisition of Affiliated Computer Services, Inc.; our ability to recover capital investments; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 and our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2011 Form 10-Q

XEROX CORPORATION
FORM 10-Q
September 30, 2011

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2011 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM  1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2011	2010	2011	2010
Revenues
Sales	$1,738	$1,700	$5,129	$5,169
Service, outsourcing and rentals	3,689	3,567	11,052	9,990
Finance income	156	161	481	498
Total Revenues	5,583	5,428	16,662	15,657
Costs and Expenses
Cost of sales	1,154	1,127	3,383	3,381
Cost of service, outsourcing and rentals	2,545	2,417	7,597	6,647
Equipment financing interest	56	61	176	186
Research, development and engineering expenses	183	189	542	588
Selling, administrative and general expenses	1,109	1,136	3,347	3,398
Restructuring and asset impairment charges	(4)	4	(28)	210
Acquisition-related costs	—	5	—	68
Amortization of intangible assets	87	85	259	227
Other expenses, net	86	76	268	314
Total Costs and Expenses	5,216	5,100	15,544	15,019
Income before Income Taxes and Equity Income	367	328	1,118	638
Income tax expense	81	98	284	232
Equity in net income of unconsolidated affiliates	43	26	111	52
Net Income	329	256	945	458
Less: Net income attributable to noncontrolling interests	9	6	25	23
Net Income Attributable to Xerox	$320	$250	$920	$435
Basic Earnings per Share	$0.23	$0.18	$0.65	$0.32
Diluted Earnings per Share	$0.22	$0.17	$0.63	$0.32

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2011 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$785	$1,211
Accounts receivable, net	3,001	2,826
Billed portion of finance receivables, net	170	198
Finance receivables, net	2,178	2,287
Inventories	1,209	991
Other current assets	1,138	1,126
Total current assets	8,481	8,639
Finance receivables due after one year, net	4,007	4,135
Equipment on operating leases, net	505	530
Land, buildings and equipment, net	1,645	1,671
Investments in affiliates, at equity	1,388	1,291
Intangible assets, net	3,172	3,371
Goodwill	8,786	8,649
Deferred tax assets, long-term	414	540
Other long-term assets	2,143	1,774
Total Assets	$30,541	$30,600
Liabilities and Equity
Short-term debt and current portion of long-term debt	$2,096	$1,370
Accounts payable	1,811	1,968
Accrued compensation and benefits costs	752	901
Unearned income	375	371
Other current liabilities	1,618	1,807
Total current liabilities	6,652	6,417
Long-term debt	7,099	7,237
Liability to subsidiary trust issuing preferred securities	—	650
Pension and other benefit liabilities	1,748	2,071
Post-retirement medical benefits	885	920
Other long-term liabilities	888	797
Total Liabilities	17,272	18,092
Series A Convertible Preferred Stock	349	349
Common stock	1,425	1,398
Additional paid-in capital	6,788	6,580
Treasury stock, at cost	(309)	—
Retained earnings	6,736	6,016
Accumulated other comprehensive loss	(1,886)	(1,988)
Xerox shareholders’ equity	12,754	12,006
Noncontrolling interests	166	153
Total Equity	12,920	12,159
Total Liabilities and Equity	$30,541	$30,600
Shares of common stock issued	1,424,765	1,397,578
Treasury stock	(37,712)	—
Shares of common stock outstanding	1,387,053	1,397,578

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2011 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net income	$329	$256	$945	$458
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	301	284	890	804
Provision for receivables	45	48	99	141
Provision for inventory	13	7	32	24
Net gain on sales of businesses and assets	—	(15)	(8)	(16)
Undistributed equity in net income of unconsolidated affiliates	(43)	(26)	(83)	(35)
Stock-based compensation	29	29	92	86
Restructuring and asset impairment charges	(4)	4	(28)	210
Payments for restructurings	(42)	(54)	(162)	(148)
Contributions to pension benefit plans	(225)	(142)	(348)	(205)
Increase in accounts receivable and billed portion of finance receivables	(262)	(183)	(548)	(318)
Collections of deferred proceeds from sales of receivables	105	73	287	115
Increase in inventories	(141)	(113)	(278)	(311)
Increase in equipment on operating leases	(76)	(72)	(205)	(194)
Decrease in finance receivables	74	69	234	270
Increase in other current and long-term assets	(61)	(56)	(184)	(43)
Increase (decrease) in accounts payable and accrued compensation	181	134	(197)	321
Increase (decrease) in other current and long-term liabilities	78	(4)	(97)	(70)
Net change in income tax assets and liabilities	52	76	220	183
Net change in derivative assets and liabilities	19	73	43	69
Other operating, net	(6)	(22)	(21)	78
Net cash provided by operating activities	366	366	683	1,419
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(80)	(100)	(245)	(234)
Proceeds from sales of land, buildings and equipment	5	15	9	40
Cost of additions to internal use software	(41)	(45)	(122)	(114)
Acquisitions, net of cash acquired	(51)	(146)	(188)	(1,674)
Net change in escrow and other restricted investments	(1)	13	(9)	19
Other investing, net	1	(3)	20	1
Net cash used in investing activities	(167)	(266)	(535)	(1,962)
Cash Flows from Financing Activities:
Net (payments) proceeds on debt	(101)	(150)	602	(2,188)
Payment of liability to subsidiary trust issuing preferred securities	—	—	(670)	—
Common stock dividends	(63)	(59)	(182)	(156)
Preferred stock dividends	(6)	(6)	(18)	(9)
Proceeds from issuances of common stock	10	3	41	120
Excess tax benefits from stock-based compensation	1	2	5	12
Payments to acquire treasury stock, including fees	(309)	—	(309)	—
Repurchases related to stock-based compensation	(21)	(12)	(27)	(14)
Other financing	(3)	(9)	(15)	(18)
Net cash used in financing activities	(492)	(231)	(573)	(2,253)
Effect of exchange rate changes on cash and cash equivalents	(20)	24	(1)	(28)
Decrease in cash and cash equivalents	(313)	(107)	(426)	(2,824)
Cash and cash equivalents at beginning of period	1,098	1,082	1,211	3,799
Cash and Cash Equivalents at End of Period	$785	$975	$785	$975

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

Note 2 – Recent Accounting Pronouncements
Testing Goodwill for Impairment: In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which allows an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for our fiscal year beginning January 1, 2012 and earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2011-08 on our Consolidated financial statements.
Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. We expect to present comprehensive income in two separate but consecutive statements and we most likely expect to early adopt commencing with our 2011 year-end reporting. Other than the change in presentation, we have determined these changes will not have an impact on our Consolidated Financial Statements.
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
Receivables: In April 2011, the FASB issued ASU 2011-02 to provide additional guidance on a creditor’s determination of whether a restructuring is a troubled debt restructuring. The additional guidance was provided to assist a creditor in determining whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining if a restructuring constitutes a troubled debt restructuring. The update was effective for our

Xerox 2011 Form 10-Q

third quarter beginning July 1, 2011 and did not have a material effect on our financial condition, results of operations or disclosures as renegotiations and modifications of our finance receivables occur on a limited basis.

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

•
“Mid-range,” which includes A3 devices that generally serve workgroup environments in mid to large enterprises and includes products that fall into the following market categories: Color 41+ ppm priced at less than $100K and Light Production 91+ ppm priced at less than $100K; to

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
Operating segment revenues and profitability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit (Loss)
2011
Technology	$2,500	$258	$7,547	$824
Services	2,717	323	7,973	911
Other	366	(86)	1,142	(225)
Total	$5,583	$495	$16,662	$1,510
2010
Technology	$2,466	$247	$7,504	$753
Services	2,554	286	6,926	808
Other	408	(79)	1,227	(276)
Total	$5,428	$454	$15,657	$1,285

Xerox 2011 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Pre-tax Income	2011	2010	2011	2010
Segment Profit	$495	$454	$1,510	$1,285
Reconciling items:
Restructuring and asset impairment charges	4	(4)	28	(210)
Restructuring charges of Fuji Xerox	(1)	(6)	(16)	(33)
Acquisition-related costs	—	(5)	—	(68)
Amortization of intangible assets	(87)	(85)	(259)	(227)
Venezuelan devaluation costs	—	—	—	(21)
ACS shareholders litigation settlement	—	—	—	(36)
Loss on early extinguishment of liability	—	—	(33)	—
Equity in net income of unconsolidated affiliates	(43)	(26)	(111)	(52)
Other	(1)	—	(1)	—
Pre-tax Income	$367	$328	$1,118	$638

Note 4 – Acquisitions
In February 2011, we acquired Concept Group, Ltd. for $43 net of cash acquired. This acquisition expands our reach into the small and mid-size business market in the U.K. Concept Group has nine locations throughout the U.K. and provides document imaging solutions and technical services to more than 3,000 customers.

In April 2011, we acquired Unamic/HCN B.V., the largest privately-owned customer care provider in the Benelux region, for approximately $55 net of cash acquired. Unamic/HCN’s focus on the Dutch-speaking market expands our customer care capabilities in the Netherlands, Belgium, Turkey and Suriname.

In May 2011, we acquired NewField Information Technology, Ltd., a U.K.-based print consultancy and software solution provider, for $17 net of cash acquired. The acquisition expands our market-leading managed print services portfolio that serves workplaces of any size.

In July 2011, we acquired Education Sales and Marketing, LLC ("ESM"), a leading provider of outsourced enrollment management and student loan default solutions, for approximately $43 net of cash acquired. The acquisition of ESM enables us to offer a broader range of services to assist post-secondary schools in attracting and retaining the most qualified students while reducing accreditation risk.

In September 2011, we acquired the net assets related to the U.S. operations of Symcor Inc. ("Symcor"). In connection with the acquisition of the net assets, we assumed and took over the operational responsibility for the customer contracts related to this operation. We agreed to pay $17 for the acquired net assets and the Seller agreed to pay us $52, which represented the fair value of the liabilities assumed. The payments were made in October 2011 and we received net cash of $35. Symcor specializes in outsourcing services for U.S. financial institutions and its offerings range from cash management services to statement and check processing. We are in the process of determining the purchase price allocation for this acquisition.
We acquired seven additional businesses in 2011 for a total of $21 in cash as part of our strategy of increasing our U.S. distribution network for small and mid-size businesses. These acquisitions further our strategy of creating a nationwide network of office technology suppliers focused on improving document workflow and office efficiency for small and mid-size businesses.
Summary
The operating results of the acquisitions described above are not material to our financial statements and are included within our results from the respective acquisition dates. Unamic/HCN, NewField IT, ESM and Symcor are included within our Services segment while the acquisitions of office technology suppliers are included within our Technology segment. The purchase prices, for all acquisitions except Symcor, were primarily allocated to intangible assets and goodwill based on third-party valuations and management’s estimates.
ACS Acquisition
In February 2010, we acquired ACS in a cash-and-stock transaction valued at approximately $6.5 billion. In addition, we repaid $1.7 billion of ACS’s debt at acquisition and assumed an additional $0.6 billion of debt. ACS provides business

Xerox 2011 Form 10-Q

process outsourcing and information technology outsourcing services and solutions to commercial and governmental clients worldwide. The operating results of ACS are included in our Services segment from February 6, 2010.
The unaudited pro-forma results presented below include the effects of the ACS acquisition as if it had been consummated as of January 1, 2010. The pro-forma results include the amortization associated with the acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for unearned revenue, software and land, buildings and equipment. To better reflect the combined operating results, material non-recurring charges directly attributable to the transaction have been excluded. In addition, the pro-forma results do not include any synergies or other benefits of the acquisition. Accordingly, the unaudited pro-forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2010.

	Nine Months Ended September 30, 2010
	Pro-forma	As Reported
Revenue	$16,276	$15,657
Net income – Xerox	421	435
Basic earnings per-share	0.29	0.32
Diluted earnings per-share	0.29	0.32

Note 5 – Receivables, Net
Accounts Receivable Sales Arrangements
We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivable without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. The agreements involve the sale of entire groups of accounts receivable for cash. In certain instances a portion of the sales proceeds are held back and deferred until collection of the related receivables by the purchaser. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows, because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $93 and $90 at September 30, 2011 and December 31, 2010, respectively. Under most of the agreements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material. Accounts receivables sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accounts receivable sales	$754	$574	$2,303	$1,586
Deferred proceeds	93	97	290	212
Fees associated with sales	5	3	14	10
Estimated decrease to operating cash flows(1)	(35)	(11)	(29)	(81)
 _____________________________

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.
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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Xerox 2011 Form 10-Q

	United States	Canada	Europe	Other (3)	Total
Allowance for Credit Losses:
Balance at December 31, 2010	$91	$37	$81	$3	$212
Provision	7	4	11	—	22
Charge-offs	(10)	(5)	(8)	—	(23)
Recoveries and other(1)	(1)	2	3	—	4
Balance at March 31, 2011	87	38	87	3	215
Provision	1	3	14	—	18
Charge-offs	(6)	(5)	(11)	—	(22)
Recoveries and other(1)	(1)	—	(1)	—	(2)
Balance at June 30, 2011	81	36	89	3	209
Provision	4	1	18	—	23
Charge-offs	(7)	(3)	(19)	—	(29)
Recoveries and other(1)	1	(1)	(5)	—	(5)
Balance September 30, 2011	$79	$33	$83	$3	$198
Finance receivables as of September 30, 2011 collectively evaluated for impairment(2)	$2,943	$793	$2,714	$95	$6,545

Allowance for Credit Losses:
Balance at December 31, 2009	$99	$33	$87	$3	$222
Provision	10	6	17	—	33
Charge-offs	(22)	(6)	(11)	—	(39)
Recoveries and other(1)	1	2	(5)	—	(2)
Balance at March 31, 2010	88	35	88	3	214
Provision	15	6	12	—	33
Charge-offs	(17)	(8)	(19)	—	(44)
Recoveries and other(1)	—	—	(6)	—	(6)
Balance at June 30, 2010	86	33	75	3	197
Provision	13	5	17	—	35
Charge-offs	(9)	(5)	(10)	—	(24)
Recoveries and other(1)	2	2	7	—	11
Balance at September 30, 2010	$92	$35	$89	$3	$219
Finance receivables as of September 30, 2010 collectively evaluated for impairment(2)	$3,184	$826	$2,700	$58	$6,768
 _____________________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $8 and $13, and the allowance for credit losses of $198 and $219 at September 30, 2011 and 2010, respectively.

(3)	Includes developing market countries and smaller units.
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

Xerox 2011 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	September 30, 2011
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and Other Services	$322	$394	$162	$878
Government and Education	806	23	5	834
Graphic Arts	119	203	154	476
Industrial	187	82	34	303
Healthcare	125	43	27	195
Other	90	104	63	257
Total United States	1,649	849	445	2,943
Finance and Other Services	142	114	50	306
Government and Education	119	9	4	132
Graphic Arts	35	38	35	108
Industrial	54	40	32	126
Other	72	39	10	121
Total Canada	422	240	131	793
France	244	372	86	702
U.K./Ireland	193	170	56	419
Central(1)	340	508	60	908
Southern (2)	242	291	48	581
Nordics(3)	62	38	4	104
Total Europe	1,081	1,379	254	2,714
Other	66	23	6	95
Total	$3,218	$2,491	$836	$6,545

	December 31, 2010
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and Other Services	$360	$401	$190	$951
Government and Education	849	21	7	877
Graphic Arts	147	217	156	520
Industrial	206	91	38	335
Healthcare	134	48	32	214
Other	102	109	69	280
Total United States	1,798	887	492	3,177
Finance and Other Services	150	127	56	333

Xerox 2011 Form 10-Q

Government and Education	127	12	3	142
Graphic Arts	32	35	48	115
Industrial	57	47	30	134
Other	88	47	13	148
Total Canada	454	268	150	872
France	219	374	82	675
U.K./Ireland	206	164	51	421
Central(1)	297	551	65	913
Southern (2)	263	237	81	581
Nordics(3)	50	63	3	116
Total Europe	1,035	1,389	282	2,706
Other	33	33	—	66
Total	$3,320	$2,577	$924	$6,821
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

Xerox 2011 Form 10-Q

	September 30, 2011
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and Other Services	$19	$4	$1	$24	$854	$878	$21
Government and Education	22	4	3	29	805	834	35
Graphic Arts	17	2	1	20	456	476	12
Industrial	8	2	1	11	292	303	10
Healthcare	5	2	1	8	187	195	6
Other	7	1	1	9	248	257	12
Total United States	78	15	8	101	2,842	2,943	96
Canada	3	3	1	7	786	793	27
France	2	—	1	3	699	702	18
U.K./Ireland	3	2	3	8	411	419	14
Central (1)	7	3	4	14	894	908	45
Southern(2)	17	12	18	47	534	581	115
Nordics (3)	1	—	—	1	103	104	—
Total Europe	30	17	26	73	2,641	2,714	192
Other	1	1	—	2	93	95	—
Total	$112	$36	$35	$183	$6,362	$6,545	$315

	December 31, 2010
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and Other Services	$23	$5	$2	$30	$921	$951	$23
Government and Education	26	6	3	35	842	877	40
Graphic Arts	21	3	1	25	495	520	16
Industrial	11	2	1	14	321	335	10
Healthcare	6	2	1	9	205	214	9
Other	8	2	—	10	270	280	8
Total United States	95	20	8	123	3,054	3,177	106
Canada	3	3	1	7	865	872	28
France	1	1	—	2	673	675	5
U.K./Ireland	4	1	1	6	415	421	7
Central (1)	9	2	4	15	898	913	39
Southern(2)	32	10	15	57	524	581	99
Nordics (3)	1	—	—	1	115	116	2
Total Europe	47	14	20	81	2,625	2,706	152
Other	2	—	—	2	64	66	—
Total	$147	$37	$29	$213	$6,608	$6,821	$286
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Note 6 – Inventories
The following is a summary of Inventories by major category:

Xerox 2011 Form 10-Q

	September 30, 2011	December 31, 2010
Finished goods	$1,030	$858
Work-in-process	74	46
Raw materials	105	87
Total Inventories	$1,209	$991

Note 7 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fuji Xerox	$42	$23	$104	$41
Other investments	1	3	7	11
Total Equity in Net Income of Unconsolidated Affiliates	$43	$26	$111	$52
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income for the nine months ended September 30, 2011 and 2010 includes after-tax restructuring charges of $16 and $33, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Summary of Operations:
Revenues	$3,330	$2,860	$9,274	$8,326
Costs and expenses	3,042	2,655	8,584	7,894
Income before income taxes	288	205	690	432
Income tax expense	107	97	231	204
Net Income	181	108	459	228
Less: Net income – noncontrolling interests	1	1	3	3
Net Income – Fuji Xerox	$180	$107	$456	$225
Weighted Average Rate(1)	77.69	85.79	80.37	89.43
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Note 8 – Restructuring Programs
Information related to restructuring program activity during the nine months ended September 30, 2011 is outlined below:

Xerox 2011 Form 10-Q

	Severance and Related Costs	Lease Cancellation and Other Costs	Total
Balance December 31, 2010	$298	$25	$323
Restructuring provision	32	1	33
Reversals of prior accruals	(55)	(6)	(61)
Net current period charges(1)	(23)	(5)	(28)
Charges against reserve and currency	(159)	(10)	(169)
Balance September 30, 2011	$116	$10	$126
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Charges against reserve	$(49)	$(70)	$(169)	$(153)
Asset impairment	—	1	—	5
Effects of foreign currency and other non-cash items	7	15	7	—
Cash Payments for Restructurings	$(42)	$(54)	$(162)	$(148)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Technology	$(4)	$2	$(23)	$138
Services	(2)	2	(2)	47
Other	2	—	(3)	25
Total Net Restructuring Charges	$(4)	$4	$(28)	$210

We have identified and approved additional restructuring initiatives of approximately $30 for the fourth quarter of 2011.

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

Xerox 2011 Form 10-Q

Note 10 – Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense(1)	$116	$148	$367	$454
Interest income(2)	161	165	498	511
_____________________________

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 11 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
At September 30, 2011, we did not have any interest rate swaps. At December 31, 2010, pay variable/receive fixed interest rate swaps, with notional amounts of $950 and net asset fair values of $11, were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2011 or 2010.
Terminated Swaps
During the nine months ended September 30, 2011, we early terminated several interest rate swaps that had been designated as fair value hedges of certain debt instruments. The net proceeds from these terminated swaps were $27 and are classified in cash flows from operations in the Condensed Consolidated Statements of Cash Flows. These terminated interest rate swaps had an aggregate notional value of $2,150. The $27 fair value credit adjustment to debt is being amortized to interest expense over the remaining term of the related notes.
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
Summary of Foreign Exchange Hedging Positions
At September 30, 2011, we had outstanding forward exchange and purchased option contracts with gross notional values of $3,777, which is reflective of the amounts that are normally outstanding at any point during the year. These contracts generally mature in 12 months or less.

The following is a summary of the primary hedging positions and corresponding fair values as of September 30, 2011:

Xerox 2011 Form 10-Q

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$782	$(5)
U.S. Dollar/Euro	589	20
Japanese Yen/U.S. Dollar	501	13
Japanese Yen/Euro	347	21
Swiss Franc/Euro	236	(4)
U.K. Pound Sterling/U.S. Dollar	218	(5)
U.K. Pound Sterling/Euro	161	—
Canadian Dollar/Euro	146	(1)
Swedish Krona/Euro	96	(1)
U.K. Pound Sterling/Swiss Franc	76	—
Euro/U.S. Dollar	75	—
Mexican Peso/U.S. Dollar	68	(6)
Indian Rupee/U.S. Dollar	66	(3)
Danish Krone/Euro	63	—
U.S. Dollar/Japanese Yen	56	—
Norwegian Krone/Euro	55	(1)
All Other	242	(1)
Total Foreign Exchange Hedging	$3,777	$27
_____________________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at September 30, 2011.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net asset fair value of these contracts was $30 and $18 as of September 30, 2011 and December 31, 2010, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$39	$19
	Other current liabilities	(9)	(1)
Interest rate swaps	Other long-term assets	—	11
	Net Designated Asset	$30	$29

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$19	$26
	Other current liabilities	(22)	(18)
	Net Undesignated Asset	$(3)	$8

Summary of Derivatives	Total Derivative Assets	$58	$56
	Total Derivative Liabilities	(31)	(19)
	Net Derivative Asset	$27	$37
Summary of Derivative Instruments Gains (Losses)

Xerox 2011 Form 10-Q

Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).

Xerox 2011 Form 10-Q

Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income Three Months Ended September 30,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended September 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$—	$35	$—	$(35)

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income Nine Months Ended September 30,		Hedged Item Gain (Loss) Recognized in Income Nine Months Ended September 30,
		2011	2010	2011	2010
Interest rate contracts	Interest expense	$16	$113	$(16)	$(113)

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended September 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended September 30,
	2011	2010		2011	2010
Foreign exchange contracts – forwards	$43	$(2)	Cost of sales	$4	$7

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Nine Months Ended September 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Nine Months Ended September 30,
	2011	2010		2011	2010
Foreign exchange contracts – forwards	$19	23	Cost of sales	$—	18
No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At September 30, 2011, net gains of $40 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain (Loss)	2011	2010	2011	2010
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$19	$(2)	$3	$87
During the three months ended September 30, 2011 and 2010, we recorded Currency losses, net of $10 and $0, respectively. During the nine months ended September 30, 2011 and 2010, we recorded Currency losses, net of $11

Xerox 2011 Form 10-Q

and $20, respectively. Currency losses, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Note 12 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2011	December 31, 2010
Assets:
Foreign exchange contracts-forwards	$58	$45
Interest rate swaps	—	11
Deferred compensation investments in cash surrender life insurance	68	70
Deferred compensation investments in mutual funds	22	22
Total	$148	$148
Liabilities:
Foreign exchange contracts-forwards	$31	$19
Deferred compensation plan liabilities	94	98
Total	$125	$117
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
Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$785	$785	$1,211	$1,211
Accounts receivable, net	3,001	3,001	2,826	2,826
Short-term debt	2,096	2,130	1,370	1,396
Long-term debt	7,099	7,606	7,237	7,742
Liability to subsidiary trust issuing preferred securities	—	—	650	670
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

Xerox 2011 Form 10-Q

Note 13 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Pension Benefits				Retiree Health
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Components of Net Periodic Benefit Costs:
Service cost	$46	$45	$140	$133	$2	$2	$6	$6
Interest cost	121	119	360	357	11	13	35	41
Expected return on plan assets	(129)	(118)	(386)	(354)	—	—	—	—
Recognized net actuarial loss	17	18	53	53	—	—	—	—
Amortization of prior service credit	(5)	(6)	(17)	(16)	(10)	(8)	(30)	(21)
Recognized settlement loss	11	9	61	55	—	—	—	—
Net periodic benefit cost	61	67	211	228	3	7	11	26

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial loss (gain) (2)	—	43	(9)	43	(14)	(9)	(14)	(9)
Prior service cost (credit)(3)	—	(17)	—	(17)	—	(31)	—	(31)
Amortization of net prior service credit	5	6	17	16	10	8	30	21
Amortization of net actuarial losses	(28)	(27)	(114)	(108)	—	—	—	—
Total recognized in Other Comprehensive Income(1)	(23)	5	(106)	(66)	(4)	(32)	16	(19)
Total recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$38	$72	$105	$162	$(1)	$(25)	$27	$7
_____________________________

(1)	Amount represents the pre-tax effect included within Other comprehensive income. The amount, net of tax, is included within Note 14, Shareholders’ Equity.

(2)	Represents adjustments for the actual valuation results based on January 1st plan census data for the U.S.

(3)
In 2010, as a result of the renegotiation of the contract with our largest union, we amended our union pension plan for this population to freeze the final average pay formula of the pension plan effective January 1, 2013 and our union retiree health benefits plan to eliminate a portion of the subsidy currently paid to current and future Medicare-eligible retirees effective January 1, 2011. These amendments are generally consistent with amendments previously made to our salaried employee retirement plans.

The following table provides a summary of the components of the Net change in benefit plans included within Other comprehensive income as reported in Note 14, Shareholders’ Equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Expense)/benefit	2011	2010	2011	2010
Other changes in plan assets and benefit obligations	$27	$27	$90	$85
Income tax	(10)	(9)	(32)	(31)
Fuji Xerox changes in defined benefit plans(1)	(11)	(1)	(32)	32
Currency, net	38	(39)	(2)	14
Other, net	—	3	(2)	—
Net Change in Benefit Plans	$44	$(19)	$22	$100
 _____________________________

(1)	Represents our share of Fuji Xerox’s benefit plan changes.
Contributions: During the nine months ended September 30, 2011, we made cash contributions of $348 and $57 to our defined benefit plans and our other post-retirement benefit plans, respectively. In September 2011, we also elected to make a U.S. pension contribution of 16.6 million shares of our common stock, with an aggregate value of approximately $130, to meet our planned level of funding for 2011. We presently anticipate additional cash contributions of $87 to our defined benefit

Xerox 2011 Form 10-Q

pension plans and $26 to our other post-retirement benefit plans in 2011 for a total cash contribution of $435 ($565 total cash and stock contribution) and $83, respectively.

Note 14 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$1,398	$6,580	$—	$6,016	$(1,988)	$12,006	$153	$12,159
Net income	—	—	—	920	—	920	25	945
Translation adjustments	—	—	—	—	67	67	—	67
Changes in benefit plans(1)	—	—	—	—	22	22	—	22
Other unrealized gains, net	—	—	—	—	13	13	—	13
Comprehensive Income						$1,022	$25	$1,047
Cash dividends declared-common stock(3)	—	—	—	(182)	—	(182)	—	(182)
Cash dividends declared-preferred stock(4)	—	—	—	(18)	—	(18)	—	(18)
Contribution of common stock to U.S. pension plan	17	113	—	—	—	130	—	130
Stock option and incentive plans	10	97	—	—	—	107	—	107
Tax loss on stock option and incentive plans, net	—	(2)	—	—	—	(2)	—	(2)
Payments to acquire treasury stock, including fees	—	—	(309)	—	—	(309)	—	(309)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	—	—	—	1	1
Balance at September 30, 2011	$1,425	$6,788	$(309)	$6,736	$(1,886)	$12,754	$166	$12,920

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2009	$871	$2,493	$5,674	$(1,988)	$7,050	$141	$7,191
Net income	—	—	435	—	435	23	458
Translation adjustments	—	—	—	15	15	—	15
Changes in benefit plans(1)	—	—	—	100	100	—	100
Other unrealized gains, net	—	—	—	2	2	—	2
Comprehensive Income					$552	$23	$575
ACS Acquisition(2)	490	3,825	—	—	4,315	—	4,315
Cash dividends declared-common stock(3)	—	—	(182)	—	(182)	—	(182)
Cash dividends declared-preferred stock(4)	—	—	(15)	—	(15)	—	(15)
Stock option and incentive plans	27	167	—	—	194	—	194
Tax loss on stock option and incentive plans, net	—	(6)	—	—	(6)	—	(6)
Distributions to noncontrolling interests	—	—	—	—	—	(16)	(16)
Balance at September 30, 2010	$1,388	$6,479	$5,912	$(1,871)	$11,908	$148	$12,056

Xerox 2011 Form 10-Q

_____________________________

(1)	Refer to Note 13, Employee Benefit Plans for additional information.

(2)	Refer to Note 4 – Acquisitions for additional information.

(3)	Cash dividends declared on common stock of $0.0425 per share in each quarter of 2011 and 2010.

(4)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2011 and 2010 except the first quarter of 2010 which was $12.22 per share.

Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Xerox	$320	$250	$920	$435
Translation adjustments	(383)	559	67	15
Changes in benefit plans	44	(19)	22	100
Other unrealized gains (losses), net	28	(8)	13	2
Comprehensive Income – Xerox	9	782	1,022	552
Net income attributable to noncontrolling interests	9	6	25	23
Translation adjustments – noncontrolling interests	—	1	—	—
Comprehensive Income – Noncontrolling Interests	9	7	25	23
Total Comprehensive Income	$18	$789	$1,047	$575
Accumulated Other Comprehensive Loss (“AOCL”)

	September 30, 2011	December 31, 2010
Cumulative translation adjustments	$(768)	$(835)
Benefit plans net actuarial losses and prior service credits(1)	(1,145)	(1,167)
Other unrealized gains, net	27	14
Total Accumulated Other Comprehensive Loss	$(1,886)	$(1,988)
_____________________________

(1)	Includes our share of Fuji Xerox – refer to Note 13 for additional information.
Treasury Stock
The following is a summary of the purchases of common stock made during the nine months ending September 30, 2011 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2010	—	$—
Purchases (1)	37,712	309
Cancellations	—	—
September 30, 2011	37,712	$309
____________________________

(1)	Includes associated fees of $1.

Xerox 2011 Form 10-Q

Note 15 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic Earnings per Share:
Net income attributable to Xerox	$320	$250	$920	$435
Accrued dividends on preferred stock	(6)	(6)	(18)	(15)
Adjusted Net Income Available to Common Shareholders	$314	$244	$902	$420
Weighted-average common shares outstanding	1,396,176	1,387,110	1,398,855	1,301,950
Basic Earnings per Share	$0.23	$0.18	$0.65	$0.32

Diluted Earnings per Share:
Net income attributable to Xerox	$320	$250	$920	$435
Accrued dividends on preferred stock	(6)	(6)	(18)	(15)
Interest on Convertible Securities, net	—	—	1	—
Adjusted Net Income Available to Common Shareholders	$314	$244	$903	$420
Weighted-average common shares outstanding	1,396,176	1,387,110	1,398,855	1,301,950
Common shares issuable with respect to:
Stock options	7,952	11,691	10,932	11,795
Restricted stock and performance shares	19,578	15,912	19,906	15,036
Convertible securities	1,992	1,992	1,992	—
Adjusted Weighted Average Common Shares Outstanding	1,425,698	1,416,705	1,431,685	1,328,781
Diluted Earnings per Share	$0.22	$0.17	$0.63	$0.32

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

Stock options	56,507	70,747	53,527	70,643
Restricted stock and performance shares	23,692	24,147	23,364	25,022
Convertible preferred stock	26,966	26,966	26,966	26,966
Convertible securities	—	—	—	1,992
	107,165	121,860	103,857	124,623

Dividends per common share	$0.0425	$0.0425	$0.1275	$0.1275

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

Xerox 2011 Form 10-Q

The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of September 30, 2011, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,162 with the decrease from December 31, 2010 balance of approximately $1,274, primarily related to currency and adjustments from closed cases partially offset by interest. With respect to the unreserved balance of $1,162, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2011 we had $249 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $16 and additional letters of credit of approximately $232, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Xerox 2011 Form 10-Q

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
Other Contingencies
We have issued or provided the following guarantees as of September 30, 2011:

•
$407 for letters of credit issued to i) guarantee our performance under certain services contracts; ii) support certain insurance programs; and iii) support our obligations related to the Brazil tax and labor contingencies.

•
$681 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2011, we serviced a FFEL portfolio of approximately 4.1 million loans with an outstanding principal balance of approximately $57.4 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2011, other current liabilities include reserves which we believe to be adequate.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Xerox 2011 Form 10-Q

hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.

Overview
Results for the three and nine months ended September 30, 2011 include revenue growth and operational improvements. Total revenue of $5.6 billion and $16.7 billion for the three and nine months ended September 30, 2011, respectively, reflects an increase of 3% and 6%, respectively, from the prior year. Currency had a 2-percentage point favorable impact for both the three and nine months ended September 30, 2011. In order to provide a clearer comparison of our year-to-date results to the prior year, we are also providing a discussion and analysis on a year-to-date pro-forma basis, where we include ACS’s 2010 estimated results from January 1 through February 5 in our historical 2010 results. On a pro-forma1 basis, total revenue for the nine months ended September 30, 2011 increased 2%, including a 2-percentage point favorable impact from currency. Revenue growth was primarily driven by increased revenues in our Services segment, specifically from document and business process outsourcing. Technology revenues improved in the third quarter 2011 as supply constraints on products and supplies as a result of the natural disaster in Japan in the first quarter 2011 began to dissipate.

Net income attributable to Xerox for the three and nine months ended September 30, 2011 was $320 million and $920 million, respectively, and included $54 million and $181 million, respectively, of after-tax costs related to amortization of intangibles and other discrete items. Net income attributable to Xerox for the three and nine months ended September 30, 2010 was $250 million and $435 million, respectively, and included $64 million and $444 million, respectively, of after-tax costs and expenses related to restructuring, amortization of intangibles, acquisition-related costs and other discrete items. The improvement in net income reflects continued operational cost savings from restructuring and productivity improvements.
Cash flow from operations was $683 million for the nine months ended September 30, 2011. Cash used in investing activities of $535 million primarily reflects capital expenditures of $367 million and acquisitions of $188 million. Cash used in financing activities was $573 million, which includes the redemption of Xerox Capital Trust’s $650 million preferred securities and the scheduled repayment of $750 million of Senior Notes, partially offset by the issuance of $1.0 billion in Senior Notes and additional commercial paper of approximately $350 million. Financing activities also reflect $309 million for the repurchase of common stock.

Xerox 2011 Form 10-Q

Financial Review
Revenues

								Nine Months Ended September 30,
	Three Months Ended September 30,			Nine Months Ended September 30,				% of Total Revenue
(in millions)	2011	2010	% Change	2011	2010	% Change	Pro-forma(1) % Change	2011	2010
Equipment sales	$938	$907	3%	$2,689	$2,659	1%	1%	16%	17%
Annuity revenue	4,645	4,521	3%	13,973	12,998	8%	3%	84%	83%
Total Revenue	$5,583	$5,428	3%	$16,662	$15,657	6%	2%	100%	100%
Memo: Color (2)	$1,668	$1,527	9%	$4,949	$4,633	7%	7%	30%	30%

Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,738	$1,700		$5,129	$5,169
Less: Supplies, paper and other sales	(800)	(793)		(2,440)	(2,510)
Equipment Sales	$938	$907		$2,689	$2,659
Service, outsourcing and rentals	$3,689	$3,567		$11,052	$9,990
Add: Finance income	156	161		481	498
Add: Supplies, paper and other sales	800	793		2,440	2,510
Annuity Revenue	$4,645	$4,521		$13,973	$12,998

Third quarter 2011 total revenues increased 3% compared to the third quarter 2010, including a 2-percentage point positive impact from currency. Total revenues included the following:

•	3% increase in annuity revenue, including a 2-percentage point positive impact from currency. Annuity revenue is comprised of the following:

▪
Service, outsourcing and rentals revenue of $3,689 million increased 3%, including a 2-percentage point positive impact from currency. The increase was primarily driven by growth in document and business process outsourcing revenue in our Services segment.

▪
Supplies, paper and other sales of $800 million increased 1% including a 2-percentage point positive impact from currency. A 4% increase in supplies revenue was offset by a 6% decline in paper revenue.

•
3% increase in equipment sales revenue, including a 2-percentage point positive impact from currency. The increase was driven by partial recovery of the Japan related supply constraints as well as continued positive performance in mid-range and high-end color installs. Consistent with prior quarters, price declines were in the range of 5% to 10%.

•	9% increase in color revenue[2], including a 3-percentage point positive impact from currency, reflects:

▪	9% increase in color[2] annuity revenue, including a 4-percentage point positive impact from currency. The increase was driven by higher color page volumes.

▪
11% increase in color[2] equipment sales revenue, including a 4-percentage point positive impact from currency. Growth of 40% in mid-range install activity assisted in part by recovery of some of the Japan related supply constraints and 3% in high-end install activity was partially offset by a 3% decline in entry install activity.

Total revenues for the nine months ended September 30, 2011 increased 6% compared to the prior year period including a 2-percentage point positive impact from currency. Our 2011 revenues include a full nine months of revenues from ACS, which was acquired on February 5, 2010. On a pro-forma1 basis, including ACS’s estimated 2010 revenues for the period from January 1 through February 5 in our historical 2010 results, total revenue for the nine months ended September 30, 2011 grew 2%, including a 2-percentage point positive impact from currency. Total revenues included the following:

•	Annuity revenue increased 8% or 3% on a pro-forma[1] basis including a 2-percentage point positive impact from currency. Annuity revenue is comprised of the following:

▪
Service, outsourcing and rentals revenue of $11,052 million increased 11% or 4% on a pro-forma[1] basis, including a 2-percentage point positive impact from currency primarily due to growth in business process and document outsourcing revenue in our Services segment partially offset by a year-to-date decline in digital pages of

Xerox 2011 Form 10-Q

approximately 3%.

▪
Supplies, paper and other sales of $2,440 million decreased 3% or 4% on a pro-forma[1] basis, with a 1-percentage point positive impact from currency. The decrease was primarily driven by a decline in paper sales as supplies revenue recovered in the third quarter 2011 as the impact of supply constraints on supplies sourced from Fuji Xerox dissipated.

•	Equipment sales revenue increased 1% and included a 2-percentage point positive impact from currency primarily reflecting a decline in install activity in entry products.

•	7% increase in color revenue[2], including a 3-percentage point positive impact from currency reflecting:

▪	7% increase in color[2] annuity revenue, with a 3-percentage point positive impact from currency. The increase was driven by higher color page volumes, which increased 9%.

▪
5% increase in color[2] equipment sales revenue, including a 3-percentage point positive impact from currency. Growth of 25% in mid-range install activity was assisted in part by recovery of some of the Japan related supply constraints and 2% in high-end install activity was partially offset by a 7% decline in entry install activity.

_____________________________

(1)
Growth on a pro-forma basis reflects the inclusion of ACS’s adjusted results from January 1 through February 5 in 2010. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

(2)	Represents revenues from color devices and is a subset of total revenues and exclude Global Imaging Systems (“GIS”) revenues.
An analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Three Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change		Pro-forma(1) 2010	Pro-forma(1) Change
Total Gross Margin	32.7%	33.6%	(0.9)	pts	33.0%	34.8%	(1.8)	pts	34.1%	(1.1)	pts
RD&E as a % of Revenue	3.3%	3.5%	0.2	pts	3.3%	3.8%	0.5	pts	3.6%	0.3	pts
SAG as a % of Revenue	19.9%	20.9%	1.0	pts	20.1%	21.7%	1.6	pts	21.2%	1.1	pts
Operating Margin(3)	9.6%	9.2%	0.4	pts	9.7%	9.3%	0.4	pts	9.2%	0.5	pts
Pre-tax Income Margin	6.6%	6.0%	0.6	pts	6.7%	4.1%	2.6	pts	3.7%	3.0	pts
Operating Margin
The third quarter 2011 operating margin3 of 9.6% increased 0.4-percentage points as compared to the third quarter of 2010. The increase was due primarily to disciplined cost and expense management.
The operating margin3 for the nine months ended September 30, 2011 of 9.7% increased 0.4-percentage points, or 0.5-percentage points on a pro-forma1 basis as compared to the prior year period. The increase was due primarily to disciplined cost and expense management combined with a favorable mix impact from the continued growth in Services revenue.
Note: The acquisition of ACS increased the proportion of our revenue from services, which has a lower gross margin and SAG as a percent of revenue than we historically experienced when Xerox was primarily a technology company. As a result, gross margins and SAG for the nine months ended September 30, 2011, are also discussed below on a pro-forma1 basis, with ACS’s 2010 estimated results from January 1 through February 5 included in our historical 2010 results. See “Non-GAAP Financial Measures” section for a further explanation and discussion of this non-GAAP presentation.
Gross Margin
Gross margin for the third quarter 2011 of 32.7% decreased 0.9-percentage points, as compared to the third quarter of 2010. The decrease was driven by the ramping of new services contracts, the line-of-business mix within the Services segment and the higher mix of Services revenue.
Gross margin for nine months ended September 30, 2011 of 33.0% decreased 1.8-percentage points, or 1.1-percentage

Xerox 2011 Form 10-Q

points on a pro-forma1 basis as compared to the prior year comparable period. The decrease was driven by the ramping of new services contracts, the line of business mix within the Services segment, transaction currency and the higher mix of Services revenue.
Technology gross margin for the third quarter of 2011 decreased 0.6-percentage points as compared to the third quarter 2010, due primarily to a lower supplies margin driven by mix within supplies sales. Price erosion was more than offset by the impact of cost productivities and restructuring savings.
Technology gross margin for the nine months ended September 30, 2011 decreased by 1.1-percentage points as compared to the prior year comparable period due to the negative year-over-year impact of transaction currency as well as the supplies mix and additional freight and logistics costs related to equipment and supplies sourced from Japan.
Services gross margin for the third quarter of 2011 decreased 0.9-percentage points as compared to the third quarter 2010. The decrease is due primarily to the ramping of new services contracts within BPO and ITO as well as line of business mix within the Services segment.
Services gross margin for the nine months ended September 30, 2011 decreased 0.8-percentage points as compared to the prior year comparable period. The decrease is primarily due to the ramping of new services contracts and line of business mix.

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2011	2010	Change	2011	2010	Change
R&D	$156	$157	$(1)	$459	$490	$(31)
Sustaining engineering	27	32	(5)	83	98	(15)
Total RD&E Expenses	$183	$189	$(6)	$542	$588	$(46)
Third quarter 2011 RD&E as a percent of revenue of 3.3% decreased 0.2-percentage points from the third quarter 2010. In addition to lower spending, the decrease was also driven by the positive mix impact of the continued growth in Services revenue which historically has a lower RD&E as a percent of revenue.
Third quarter 2011 RD&E of $183 million was $6 million lower than the third quarter 2010, reflecting the impact of restructuring and productivity improvements.
RD&E as a percent of revenue for the nine months ended September 30, 2011 of 3.3% decreased 0.5%-percentage points. In addition to lower spending, the decrease was also driven by the positive mix impact of the continued growth in Services revenue.
RD&E of $542 million for the nine months ended September 30, 2011, was $46 million lower reflecting the impact of restructuring and productivity improvements. Innovation is one of our core strengths and we continue to invest at levels that enhance this core strength, particularly in color, software and services. Xerox R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (“SAG”)
SAG as a percent of revenue of 19.9% decreased 1.0-percentage points from the third quarter 2010. In addition to spending reductions including lower compensation, the decrease was also driven by positive mix impact from the continued growth in Services revenue, which historically has a lower SAG percent of revenue.
SAG as a percent of revenue of 20.1% decreased 1.6-percentage points, or 1.1-percentage points on a pro-forma1 basis for the nine months ended September 30, 2011. In addition to spending reductions and lower compensation, the decrease was also driven by positive mix impact from the continued growth in Services revenue.
SAG expenses of $1,109 million in the third quarter 2011 were $27 million lower than the third quarter 2010, including a $26 million unfavorable impact from currency. SAG expense reflects the following:

•	$15 million decrease in selling expenses, reflecting benefits from restructuring, productivity improvements and a decrease in brand advertising, partially offset by the impact of acquisitions.

•	$10 million decrease in general and administrative expenses, reflecting the benefits from restructuring and operational improvements.

•	$2 million decrease in bad debt expenses to $44 million, as improvements in the write-off trends for the U.S. and

Xerox 2011 Form 10-Q

Canada were partially offset by higher write-offs in Europe. 2011 third quarter bad debt expense continues to remain less than one percent of receivables.
SAG expenses of $3,347 million for the nine months ended September 30, 2011 were $51 million lower than the prior year period, or $110 million lower on a pro-forma1 basis, both including a $71 million unfavorable impact from currency. The pro-forma SAG expense increase reflects the following:

•	$20 million increase in selling expenses reflecting the impact of acquisitions partially offset by the benefits from restructuring and productivity improvements.

•	$28 million decrease in general and administrative expenses primarily reflecting the benefits from restructuring and operational improvements.

•	$43 million decrease in bad debt expenses to $105 million, reflecting a favorable write-off trend as compared to the prior year.
Restructuring and Asset Impairment Charges
During the third quarter 2011, we recorded net restructuring and asset impairment credits of $4 million, primarily resulting from net reversals and changes in estimated reserve from prior period initiatives. During the third quarter 2010, we recorded $4 million of net restructuring and asset impairment charges for actions primarily in North America.

During the nine months ended September 30, 2011, we recorded net restructuring and asset impairment credits of $28 million, primarily resulting form net reversals and changes in estimated reserves from prior period initiatives.
We recorded $210 million of net restructuring and asset impairment charges for the nine months ended September 30, 2010, which included $206 million of severance costs, lease termination and asset impairment charges of $22 million and $18 million of net reversals primarily due to changes in estimated reserves from prior year initiatives.
The restructuring reserve balance as of September 30, 2011 for all programs was $126 million, of which approximately $119 million is expected to be spent over the next twelve months. Refer to Note 8, Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
We have identified and approved additional restructuring initiatives of approximately $30 million for the fourth quarter of 2011.
Acquisition Related Costs
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
Amortization of Intangible Assets
During the three and nine months ended September 30, 2011, we recorded $87 million and $259 million, respectively, of expense related to the amortization of intangible assets, which is $2 million and $32 million higher than the prior year periods, respectively. The increase for the 2011 year-to-date period primarily reflects the additional month of amortization of intangibles associated with our acquisition of ACS as well as the full year-to-date impact of amortization of intangibles associated with acquisitions from the prior year.
Worldwide Employment
Worldwide employment of 134,200 at September 30, 2011 decreased approximately 2,300 from December 31, 2010, primarily due to restructuring related actions that more than offset the impact of acquisitions.

Xerox 2011 Form 10-Q

Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Non-financing interest expense	$60	$87	$191	$268
Interest income	(5)	(4)	(17)	(13)
Gains on sales of businesses and assets	—	(15)	(8)	(16)
Currency losses, net	10	—	11	20
ACS shareholders litigation settlement	—	—	—	36
Litigation matters	3	2	15	3
Loss on early extinguishment of liability	—	—	33	—
All other expenses, net	18	6	43	16
Total Other Expenses, Net	$86	$76	$268	$314
Non-Financing Interest Expense: Non-financing interest expense for the three and nine months ended September 30, 2011 of $60 million and $191 million, respectively, was $27 million and $77 million lower than prior year comparable periods, respectively. The decreases in interest expense reflects a lower average debt balance due to the repayments of Senior Notes, as well as the benefit of lower borrowing costs achieved as a result of utilizing the commercial paper program and the issuance of $1.0 billion Senior Notes in the second quarter 2011.

Gains on Sales of Businesses and Assets: Third quarter 2010 gains on sales of businesses and assets of $15 million was related primarily to the sale of a facility in Latin America.

Currency Losses, Net: During the third quarter 2011 currency losses of $10 million were primarily due to the significant movement in exchange rates during the quarter among the U.S. Dollar, Euro, Yen and several developing market currencies. In January 2010, Venezuela announced a devaluation of the Bolivar to an official rate of 4.30 Bolivars to the dollar for our products. As a result of this devaluation, we recorded a currency loss of $21 million in the first quarter of 2010 for the re-measurement of our net Bolivar denominated monetary assets.
ACS Shareholders Litigation Settlement: The nine months ended September 30, 2010 includes expense of $36 million reflecting the settlement of claims by ACS shareholders arising out of Xerox’s acquisition of ACS in 2010, net of insurance proceeds.
Litigation Matters: Litigation matters for the three and nine months ended September 30, 2011 include charges related to probable losses on various legal matters, none of which were individually material.
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
All Other Expenses, Net: All other expenses, net for the three and nine months ended September 30, 2011 increased $12 million and $27 million, respectively, driven in part by higher interest expense on the Brazil tax and labor contingencies as well as higher fees associated with the sale of receivables.
Income Taxes
The effective tax rate for the three and nine months ended September 30, 2011 was 22.1% and 25.4%, respectively. On an adjusted basis3 the tax rate for the three and nine months ended September 30, 2011 was 25.1% and 28.0%, respectively. The adjusted tax rate for the three and nine months was lower than the U.S. statutory rate primarily due to the geographical mix of profits as well as a higher foreign tax credit benefit as a result of our decision to repatriate current year income from certain non-U.S. subsidiaries.
The effective tax rate for the three and nine months ended September 30, 2010 was 29.9% and 36.4%, respectively. On an adjusted basis3 the tax rate for the three and nine months ended September 30, 2010 was 31.8% and 31.9%, respectively. The adjusted tax rate for the three and nine months was lower than the U.S. statutory rate primarily due to the net tax benefits

Xerox 2011 Form 10-Q

from the geographical mix of income before taxes and the related tax rates in these jurisdictions as well as the settlement and re-measurement of certain previously unrecognized tax benefits. These benefits were partially offset by the incremental U.S. tax cost on foreign income.
Xerox operations are widely dispersed. The statutory tax rate in most non U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year estimated effective tax rate includes a benefit of approximately 9 percentage points from these non U.S. operations which is comparable to 2010.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the fourth quarter 2011 will be approximately 29.0%, excluding the effects of intangibles amortization and discrete events.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Total equity in net income of unconsolidated affiliates	$43	$26	$111	$52
Fuji Xerox after-tax restructuring costs	1	6	16	33
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox. The increase in equity income for the three and nine months ended September 30, 2011 was due to an increase in Fuji Xerox’s net income, which was primarily driven by higher revenue and cost improvements as well as the strengthening of the Yen.

Japan
We continue to monitor and evaluate potential impacts in 2011 as a result of the natural disaster in Japan in the first quarter 2011.
During the third quarter 2011, the impact on supply constraints for products and supplies sourced from FX began to dissipate as production levels began to recover and return to normal. Significant progress was made in reducing our backlog and we are expected to return to normal levels of backlog in the fourth quarter 2011. We do not expect the supply impacts from this natural disaster in Japan to be a significant factor in the fourth quarter 2011.
Net Income
Third quarter 2011 net income attributable to Xerox was $320 million, or $0.22 per diluted share. On an adjusted basis3 net income attributable to Xerox was $374 million, or $0.26 per diluted share, and included adjustments for the amortization of intangible assets.
Third quarter 2010 net income attributable to Xerox was $250 million, or $0.17 per diluted share. On an adjusted basis3, net income attributable to Xerox was $314 million, or $0.22 per diluted share.
Net income attributable to Xerox for the nine months ended September 30, 2011 was $920 million, or $0.63 per diluted share. On an adjusted basis3, net income attributable to Xerox was $1,101 million, or $0.76 per diluted share, and included adjustments for the amortization of intangible assets and the loss on early extinguishment of liability.
Net income attributable to Xerox for the nine months ended September 30, 2010 was $435 million, or $0.32 per diluted share. On an adjusted basis3, net income attributable to Xerox was $879 million, or $0.65 per diluted share.
Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section for the adjustments to net income.

Xerox 2011 Form 10-Q

Segment Review

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2011
Technology	$2,500	45%	$258	10.3%	$7,547	45%	$824	10.9%
Services	2,717	49%	323	11.9%	7,973	48%	911	11.4%
Other	366	6%	(86)	(23.5)%	1,142	7%	(225)	(19.7)%
Total	$5,583	100%	$495	8.9%	$16,662	100%	$1,510	9.1%
2010
Technology	$2,466	45%	$247	10.0%	$7,504	48%	$753	10.0%
Services	2,554	47%	286	11.2%	6,926	44%	808	11.7%
Other	408	8%	(79)	(19.4)%	1,227	8%	(276)	(22.5)%
Total	$5,428	100%	$454	8.4%	$15,657	100%	$1,285	8.2%
2010 Pro-forma(1)
Technology					$7,504	46%	$753	10.0%
Services					7,545	46%	842	11.2%
Other					1,227	8%	(287)	(23.4)%
Total					$16,276	100%	$1,308	8.0%

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
Revenue

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2011	2010		2011	2010
Equipment sales	$798	$805	(1)%	$2,311	$2,351	(2)%
Annuity revenue	1,702	1,661	2%	5,236	5,153	2%
Total Revenue	$2,500	$2,466	1%	$7,547	$7,504	1%
Third quarter 2011 Technology revenue of $2,500 million increased 1% compared to third quarter 2010 and included a
2-percentage point positive impact from currency. Technology revenue included the following:

•
1% decrease in equipment sales revenue with a 2-percentage point positive impact from currency. This decrease was driven by a decline in entry installs which was only partially offset by continued positive performance in mid-range and high-end color installs. Consistent with prior quarters, price declines were in the range of 5% to 10%. Technology revenue excludes sales in our document outsourcing offerings. As noted in the Revenues section above, combined with our Services-related equipment sales revenue, total company equipment sales increased 3% from third quarter 2010.

•	2% increase in annuity revenue with a 3-percentage point positive impact from currency. The supplies revenue increase was offset by a decline in pages, while revenue per page continued to increase.

•	Technology revenue mix is 22% entry, 58% mid-range and 20% high-end.
Technology revenue for the nine months ended September 30, 2011 of $7,547 million increased 1% compared to prior year and included a 3-percentage point positive impact from currency. Technology revenue included the following:

•
2% decrease in equipment sales revenue with a 2-percentage point positive impact from currency. The decrease in revenue was driven by a decline in entry installs, which were only partially offset by install growth in mid-range products.

•	2% increase in annuity revenue with 3-percentage point positive impact from currency. The supplies revenue increase was offset by a decline in pages .

Xerox 2011 Form 10-Q

•	Technology revenue mix is 22% entry, 57% mid-range and 21% high-end.
Segment Margin
Third quarter 2011 Technology segment margin of 10.3% increased 0.3-percentage points from third quarter 2010. Lower cost and expense from restructuring savings in addition to an increase in equity in net income from unconsolidated affiliates more than offset the gross margin decline.
Technology segment margin for the nine months ended September 30, 2011 of 10.9% increased 0.9-percentage points from prior year period. Lower cost and expense from restructuring savings in addition to an increase in equity in net income from unconsolidated affiliates more than offset the gross margin decline.
Installs
Entry
Installs for the third quarter 2011:

•	11% decrease in total black-and-white and color multifunction devices and color printers driven by a combination of continued higher backlog and timing of product introductions.

Installs for the nine months ended September 30, 2011 decreased 7% driven by:

•	A decline in sales to OEM partners.

•	A decline in developing markets due in part to a very strong 2010 in which installs increased significantly.

Mid-Range
Installs for the third quarter 2011:

•
40% increase in installs of mid-range color devices partially driven by recovery of some of the Japan related constraints. Growth was strong in all geographies and was driven by demand for the Xerox Color 550/560 and WorkCentre® 7545/7556. Growth in these products has enabled market share gains in the fastest growing segment of the office color market.

•	6% decrease in installs of mid-range black-and-white devices driven by declines in Europe.
Installs for the nine months ended September 30, 2011:

•	25% increase in installs of mid-range color devices driven primarily by demand for new products, such as the Xerox Color 550/560, WorkCentre® 7545/7556 and WorkCentre® 7120.

•	1% increase in installs of mid-range black-and-white devices as prior period growth was partially offset by declines in Europe during the third quarter 2011.
High-End
Installs for the third quarter 2011:

•
3% increase in installs of high-end color systems driven by continued growth of the Xerox Color 800 and 1000 and the iGen, which continues to enable market share growth in the fastest growing segment of the Production market. This growth was partially offset by a decline in the Entry Production Color products. Two new products were recently announced that will improve our future competitiveness in the Entry Production Color product category.

•	8% decrease in installs of high-end black-and-white systems.
Installs for the nine months ended September 30, 2011:

•	2% increase in installs of high-end color systems reflecting strong demand for the Xerox Color 800 and 1000 and iGen.

•	6% decrease in installs of high-end black-and-white systems driven by declines across most product areas.
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

Xerox 2011 Form 10-Q

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2011	2010	Change	2011	2010(4)	Change	Pro-forma Change(1)
Document Outsourcing	895	796	12%	2,620	2,407	9%	9%
Business Processing Outsourcing	1,510	1,424	6%	4,438	3,634	22%	8%
Information Technology Outsourcing	342	341	—%	989	892	11%	(3)%
Less: Intra-segment Elimination	(30)	(7)	*	(74)	(7)	*	*
Total Services Revenue	2,717	2,554	6%	7,973	6,926	15%	6%
____________________________
*    Percent not meaningful.

Third quarter 2011 Services revenue of $2,717 million increased 6% and included a 1-percentage point positive impact from currency.

•
DO delivered growth of 12%, including a 3-percentage point positive impact from currency, and represented 33% of total Services revenue. Growth was driven by new signings. DO revenue includes revenues from our partner print services offerings.

•
BPO delivered growth of 6% and represented 55% of total Services revenue. Consistent with our strategy to expand our services offerings through tuck-in acquisitions, BPO growth was driven by recent acquisitions. In addition, the human resource services, customer care, transportation solutions and the healthcare payer services businesses contributed to growth.

•	ITO revenue was flat in comparison to third quarter 2010 and represented 12% of total Services revenue.
Note: The year-to-date results for the Services segment are discussed below on a pro-forma1 basis, with ACS’s 2010 estimated results from January 1 through February 5 included in our historical 2010 results.
Services revenue for the nine months ended September 30, 2011 of $7,973 million increased 15% or 6% on a pro-forma1 basis. Currency had a 2-percentage point positive impact on total revenues.

•
BPO revenue had strong pro-forma[1] revenue growth of 8% and represented 55% of total Services revenue. BPO growth was driven by recent acquisitions. In addition, healthcare services, customer care, transportation solutions and the healthcare payer services businesses contributed to growth.

•
ITO revenue on a pro-forma[1] basis declined 3% and represented 12% of total Services revenue. The decline in ITO revenue was driven by lower third-party equipment and software sales which were only partially offset by growth in new commercial business.

•
DO revenue increased 9%, including a 3-percentage points positive impact from currency, and represented 33% of total Services revenue. The increase reflects an improving trend from 2010. DO revenue includes revenues from our partner print services offerings.

Segment Margin
Third quarter 2011 Services segment margin of 11.9% increased 0.7-percentage points from third quarter 2010. Lower cost and expense from productivity and restructuring savings more than offset the gross margin decline.
Services segment margin for the nine months ended September 30, 2011 of 11.4% decreased 0.3-percentage points, or increased 0.2-percentage points on a pro-forma1 basis, from the prior year period primarily driven by DO revenue growth as well as lower costs and expenses from restructuring and synergy savings.
Metrics
Pipeline
Our total services sales pipeline, including synergy opportunities, grew 5% over the third quarter 2010. This sales pipeline includes the Total Contract Value (“TCV”) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.

Xerox 2011 Form 10-Q

Signings were as follows:

(in billions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
BPO	$2.3	$5.3
DO	1.0	3.3
ITO	0.6	1.8
Total Signings	$3.9	$10.4
Signings increased 33% from the third quarter 2010, driven by strong growth across all three service offerings.
Signings decreased 9% on a trailing twelve month basis as compared to the comparable prior year period driven by the cyclicality of large deals. Signings continue to trend positively, increasing sequentially for the second straight quarter.
TCV represents the estimated future contract revenue for pipeline or signed contracts for signings, as applicable.
Other
Revenue
Third quarter 2011 Other segment revenue of $366 million decreased 10%, including a 3-percentage point positive impact from currency, due to a decline in paper sales, wide format systems and other supplies partially offset by an increase in network integration and electronic presentation systems.
Other segment revenue for the nine months ended September 30, 2011 of $1,142 million decreased 7%, including 2-percentage points positive impact from currency, due to a decline in paper sales, wide format systems and other supplies partially offset by higher licensing revenue and an increase in network integration and electronic presentation systems revenue.
Paper comprised approximately 60% of the 2011 and 2010 Other segment revenue.

Segment Margin
Third quarter 2011 Other segment loss of $86 million, increased $7 million from third quarter 2010, primarily driven by the revenue declines referenced above and partially offset by a decline in SAG expense.
Other segment loss of $225 million for the nine months ended September 30, 2011, improved $51 million from the prior year period, primarily driven by lower non-financing interest expense and SAG expense partially offset by the decline in revenues.
____________________________

(1)
Results are discussed primarily on a pro-forma basis and include ACS’s estimated results from January 1 through February 5 in 2010. See the “Non-GAAP Financial Measures” section for an explanation of these non-GAAP financial measures.

(2)	Color revenues represent a subset of total revenues and exclude Global Imaging Systems, Inc. (“GIS”).

(3)	See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP financial measure.

(4)	2010 BPO was adjusted to include historic Xerox BPO services.

Xerox 2011 Form 10-Q

Capital Resources and Liquidity
Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Nine Months Ended September 30,		Change
(in millions)	2011	2010
Net cash provided by operating activities	$683	$1,419	$(736)
Net cash used in investing activities	(535)	(1,962)	1,427
Net cash used in financing activities	(573)	(2,253)	1,680
Effect of exchange rate changes on cash and cash equivalents	(1)	(28)	27
Decrease in cash and cash equivalents	(426)	(2,824)	2,398
Cash and cash equivalents at beginning of period	1,211	3,799	(2,588)
Cash and Cash Equivalents at End of Period	$785	$975	$(190)
Cash Flows from Operating Activities
Net cash provided by operating activities was $683 million in the nine months ended September 30, 2011. The $736 million decrease in cash from the nine months ended September 30, 2010 was primarily due to the following:

•	$518 million decrease due to lower accounts payable and accrued compensation primarily related to the timing of payments, as well as lower inventory and other spending.

•	$143 million decrease due to higher contributions to our defined pension benefit plans.

•	$107 million decrease as a result of up-front costs and other customer related spending associated primarily with new services contracts.

•	$58 million decrease due to a lower benefit from accounts receivable sales partially offset by improved collections.

•	$36 million decrease due to a lower net reduction of finance receivables.

•	$26 million decrease in derivatives primarily due to the absence of proceeds from the early termination of certain interest rate swaps.

•	$16 million decrease due to higher net tax payments.

•	$14 million decrease due to higher restructuring payments associated with previously reported actions.

•	$109 million increase due to the absence of cash outflows from acquisition-related costs.

•	$33 million increase as a result of lower inventory levels reflecting focused supply chain actions.
In September 2011, we elected to make a U.S. pension contribution of 16.6 million shares of our common stock, with an aggregate value of approximately $130 million, to meet our planned level of funding for 2011.
Cash Flows from Investing Activities
Net cash used in investing activities was $535 million for the nine months ended September 30, 2011. The $1,427 million decrease in the use of cash from the nine months ended September 30, 2010 was primarily due to the following:

•
$1,486 million decrease primarily due to the 2011 acquisitions of Unamic/HCN B.V. for $55 million, Concept Group for $43 million, ESM for $43 million, NewField IT for $17 million and seven smaller acquisitions for an aggregate of $21 million, as compared to the 2010 acquisitions of ACS for $1,495 million, ExcellerateHRO, LLP for $125 million, IBS for $29 million and Georgia Duplication Products for $21 million in 2010.

•	$21 million increase due to lower cash proceeds from asset sales.

•	$19 million increase due to higher capital expenditures (including internal use software).

Cash Flows from Financing Activities
Net cash used in financing activities was $573 million for the nine months ended September 30, 2011. The $1,680 million decrease in the use of cash from the nine months ended September 30, 2010 was primarily due to the following:

•
$2,790 million decrease from net debt activity. 2011 reflects proceeds of $1 billion from the issuance of Senior Notes and net proceeds of $351 million on Commercial Paper offset by the repayment of $750 million for Senior Notes due in 2011. 2010 reflects the repayments of $1,733 million of ACS’s debt on the acquisition date and $950 million of Senior Notes, net payments of $87 million on other debt and $14 million of debt issuance costs for the bridge loan facility commitment, which was terminated in December 2009. These payments were offset by net proceeds of $602 million from borrowings under the Credit Facility.

•	$670 million increase reflecting the payment of our liability to Xerox Capital Trust I in connection with their

Xerox 2011 Form 10-Q

redemption of preferred securities.

•	$309 million increase resulting from the resumption of our share repurchase program.

•	$79 million increase due to lower proceeds from the issuance of common stock. 2010 reflects a higher level of exercise of stock options issued under the former ACS plans.

•	$26 million increase reflecting dividends on an increased number of outstanding shares as a result of the acquisition of ACS in 2010.

•	$13 million increase due to higher share repurchases related to employee withholding taxes on stock-based compensation vesting.
Customer Financing Activities
The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2011	Balance at December 31, 2010
Total Finance receivables, net(1)	$6,355	$6,620
Equipment on operating leases, net	505	530
Total Finance Assets, net	$6,860	$7,150
____________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
The decrease of $290 million in Total finance assets, net includes favorable currency of $42 million.
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

(in millions)	September 30, 2011	December 31, 2010
Financing debt(1)	$6,003	$6,256
Core debt	3,192	2,351
Total Debt	$9,195	$8,607
____________________________

(1)
Financing debt includes $5,561 million and $5,793 million as of September 30, 2011 and December 31, 2010, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes our debt:

(in millions)	September 30, 2011	December 31, 2010
Principal debt balance(1)	$8,997	$8,380
Net unamortized discount	(7)	(1)
Fair value adjustments	205	228
Total Debt	9,195	8,607
Less: Current maturities and short-term debt	(2,096)	(1,370)
Total Long-term Debt	$7,099	$7,237
____________________________

(1)
Includes Commercial Paper of $651 million and $300 million as of September 30, 2011 and December 31, 2010, respectively. September 2011 balance also includes $650 million in debt resulting from the restructuring of the Xerox Capital Trust I preferred securities.

Sales of Accounts Receivable
We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivables without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. Accounts receivables sales were as follows:

Xerox 2011 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Accounts receivable sales	$754	$574	$2,303	$1,586
Deferred proceeds	93	97	290	212
Fees associated with sales	5	3	14	10
Estimated decrease to operating cash flows(1)	(35)	(11)	(29)	(81)
____________________________

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
The following is a discussion of our liquidity position as of September 30, 2011:

•
As of September 30, 2011, total cash and cash equivalents were $785 million, borrowings under our Commercial Paper Programs were $651 million and there were no outstanding borrowings or letters of credit under our $2 billion Credit Facility.

•
Cash flows from operations were $683 million for the nine months ended September 30, 2011, and we expect full year cash flow from operations to be in the range of $2.0 billion to $2.3 billion. Over the past two years we have consistently delivered strong fourth quarter and full year cash flow from operations, driven by the strength of our annuity based revenue model. Cash flows from operations were $2.7 billion and $2.2 billion for the years ended December 31, 2010 and 2009, respectively and $1.3 billion and $1.0 billion for the fourth quarter 2010 and 2009, respectively.

•	Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
Q4 2011	$665
2012	1,432
2013	422
2014	1,075
2015	1,251
2016	950
2017	501
2018	1,001
2019	650
2020 and thereafter	1,050
Total	$8,997

Treasury Stock
In July 2011, we resumed our stock repurchase program previously authorized by our Board of Director’s. During the third quarter 2011 we repurchased 37.7 million shares for an aggregate cost of $309 million, including fees.Through November 1, 2011, we repurchased an additional 24.1 million shares at an aggregate cost of $181million, including fees, for a cumulative total of 61.8 million shares at a cost of $490 million, including fees.

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

Xerox 2011 Form 10-Q

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Xerox 2011 Form 10-Q

Net Income and EPS reconciliation:

	Three Months Ended September 30, 2011(1)		Three Months Ended September 30, 2010
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported	$320	$0.22	$250	$0.17
Adjustments:
Amortization of intangible assets	54	0.04	53	0.04
Xerox and Fuji Xerox restructuring charges			8	0.01
ACS acquisition-related costs			3	—
Adjusted	$374	$0.26	$314	$0.22
Weighted average shares for adjusted EPS(2)	1,453		1,444
 ____________________________

(1)	For 2011, we are only adjusting for Amortization of intangible assets and the loss on early extinguishment of liability.

(2)
Average shares for the calculation of adjusted EPS for the third quarter 2011 were
1,453 million and include 27 million of shares associated with the Series A convertible preferred stock. Accordingly, the quarterly dividend of $6 million is excluded. Third quarter 2010 shares of 1,444 million also include 27 million shares associated with the Series A convertible preferred stock and the quarterly dividend of $6 million is excluded. We evaluate the dilutive effect of the Series A convertible preferred stock on an “if-converted” basis.

	Nine Months Ended September 30, 2011(1)		Nine Months Ended September 30, 2010
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported	$920	$0.63	$435	0.32
Adjustments:
Amortization of intangible assets	161	0.11	141	0.10
Loss on early extinguishment of liability	20	0.02	—	—
Xerox and Fuji Xerox restructuring charges			177	0.13
ACS acquisition-related costs			53	0.04
ACS shareholders’ litigation settlement			36	0.03
Venezuela devaluation costs			21	0.02
Medicare subsidy tax law change			16	0.01
Adjusted	$1,101	$0.76	$879	$0.65
Weighted average shares for adjusted EPS(2)	1,459		1,355
 ____________________________

(1)	For 2011, we are only adjusting for Amortization of intangible assets and the loss on early extinguishment of liability.

(2)
Average shares for the calculation of adjusted EPS for the year-to-date period were 1,459 million and include 27 million shares associated with the Series A convertible preferred stock and therefore the year-to-date dividends of $18 are excluded. The 2010 year-to-date period were 1,355 million and include 24 million shares, which represents a pro-rata portion of the 27 million shares associated with the Series A convertible preferred stock. Accordingly, the year-to-date dividends of $15 million associated with those shares are excluded from adjusted net income. Each period we evaluate the dilutive effect of the Series A convertible preferred stock on an “if-converted” basis.

Effective Tax reconciliation:

	Three Months Ended September 30, 2011(1)			Three Months Ended September 30, 2010
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$367	$81	22.1%	$328	$98	29.9%
Adjustments:
Amortization of intangible assets	87	33		85	32
Xerox restructuring charge				4	2
ACS acquisition-related costs				5	2
Adjusted	$454	$114	25.1%	$422	$134	31.8%
____________________________

(1)	For 2011, we are only adjusting for Amortization of intangible assets and the loss on early extinguishment of liability.

Xerox 2011 Form 10-Q

	Nine Months Ended September 30, 2011(1)			Nine Months Ended September 30, 2010
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$1,118	$284	25.4%	$638	$232	36.4%
Adjustments:
Amortization of intangible assets	259	98		227	86
Loss on early extinguishment of liability	33	13		—	—
Xerox restructuring charge				210	66
ACS acquisition-related costs				68	15
Venezuela devaluation costs				21	—
Medicare subsidy tax law change				—	(16)
ACS shareholders’ litigation settlement				36	—
Adjusted	$1,410	$395	28.0%	$1,200	$383	31.9%
____________________________

(1)	For 2011, we are only adjusting for Amortization of intangible assets and the loss on early extinguishment of liability.

Operating Income / Margin reconciliation:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income	$367	$5,583	6.6%	$328	$5,428	6.0%
Adjustments:
Xerox restructuring (credit) charge	(4)			4
ACS acquisition-related costs	—			5
Amortization of intangible assets	87			85
Other expenses, net	86			76
Adjusted Operating	$536	$5,583	9.6%	$498	$5,428	9.2%
Fuji Xerox restructuring charge	1			6
Equity in net income of unconsolidated affiliates	43			26
Other expenses, net*	(85)			(76)
Segment Profit/Revenue	$495	$5,583	8.9%	$454	$5,428	8.4%
____________________________

*	Includes rounding adjustments.

Xerox 2011 Form 10-Q

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income	$1,118	$16,662	6.7%	$638	$15,657	4.1%
Adjustments:
Xerox restructuring (credit) charge	(28)			210
ACS acquisition-related costs	—			68
Amortization of intangible assets	259			227
Other expenses, net	268			314
Adjusted Operating	$1,617	$16,662	9.7%	$1,457	$15,657	9.3%
Fuji Xerox restructuring charge	16			33
Equity in net income of unconsolidated affiliates	111			52
Loss on early extinguishment of liability	33			—
ACS shareholders’ litigation settlement	—			36
Venezuela devaluation costs	—			21
Other expenses, net*	(267)			(314)
Segment Profit/Revenue	$1,510	$16,662	9.1%	$1,285	$15,657	8.2%
 ____________________________

*	Includes rounding adjustments.

Xerox 2011 Form 10-Q

Pro-forma:

	Nine Months Ended September 30,
(in millions)	As Reported 2011	As Reported 2010	Pro-forma 2010(1)	Change			Pro-forma Change
Total Xerox
Revenue:
Equipment sales	$2,689	$2,659	$2,659	1%			1%
Supplies, paper and other	2,440	2,510	2,535	(3)%			(4)%
Sales	5,129	5,169	5,194	(1)%			(1)%
Service, outsourcing and rentals	11,052	9,990	10,584	11%			4%
Finance income	481	498	498	(3)%			(3)%
Total Revenues	$16,662	$15,657	$16,276	6%			2%
Service, outsourcing and rentals	$11,052	$9,990	$10,584	11%			4%
Add: Finance income	481	498	498
Add: Supplies, paper and other sales	2,440	2,510	2,535
Annuity Revenue	$13,973	$12,998	$13,617	8%			3%
Gross Profit:
Sales	$1,746	$1,788	$1,789
Service, outsourcing and rentals	3,455	3,343	3,445
Finance income	305	312	312
Total	$5,506	$5,443	$5,546
Gross Margin:
Sales	34.0%	34.6%	34.4%	(0.6)	pts		(0.4)	pts
Service, outsourcing and rentals	31.3%	33.5%	32.5%	(2.2)	pts		(1.2)	pts
Finance income	63.4%	62.7%	62.7%	0.7	pts		0.7	pts
Total	33.0%	34.8%	34.1%	(1.8)	pts		(1.1)	pts
RD&E	$542	$588	$588
RD&E % Revenue	3.3%	3.8%	3.6%	(0.5)	pts		(0.3)	pts
SAG	$3,347	$3,398	$3,457
SAG % Revenue	20.1%	21.7%	21.2%	(1.6)	pts		(1.1)	pts
Adjusted Operating Profit	$1,617	$1,457	$1,501
Adjusting Operating Margin	9.7%	9.3%	9.2%	0.4	pts		0.5	pts
Services Segment
Document Outsourcing	$2,620	$2,407	$2,407	9%		—	9%
Business Processing Outsourcing(2)	4,438	3,634	4,125	22%		—	8%
Information Technology Outsourcing	989	892	1,020	11%		—	(3)%
Less: Intra-Segment Eliminations	(74)	(7)	(7)	*		—	*
Total Revenue – Services	$7,973	$6,926	$7,545	15%			6%
Segment Profit – Services	$911	$808	$842	13%		—	8%
Segment Margin – Services	11.4%	11.7%	11.2%	(0.3)	pts		0.2	pts

*	Percent change not meaningful.
____________________________

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

Xerox 2011 Form 10-Q

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the caption “Financial Risk Management” of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

ITEM 4 — CONTROLS AND PROCEDURES

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

(a)	Changes in Internal Controls
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 16-Contingencies contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2010 Annual Report. The Risk Factors remain applicable from our 2010 Annual Report, with the exception of the following changes:
Our significant debt could adversely affect our financial health and pose challenges for conducting our business.
We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. As of September 30, 2011, we had $9.2 billion of total debt. The total value of financing activities, shown on the balance sheet as Finance receivables and Equipment on operating lease, was $6.9 billion at September 30, 2011. The total cash and cash equivalents was $0.8 billion at September 30, 2011. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels such as the incurrence of debt to partially fund acquisitions, these related risks could increase.

We need to maintain adequate liquidity in order to have sufficient cash to meet operating cash flow requirements and to repay maturing debt and other obligations. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.

Xerox 2011 Form 10-Q

Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and improvement therein, access to capital markets, securitizations and funding from third parties. As of September 30, 2011, total cash and cash equivalents was $0.8 billion, and our borrowing capacity under our Credit Facility was $2.0 billion, reflecting no outstanding borrowings or letters of credit. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets, secured borrowings, securitizations and funding from third parties, all of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.
The Credit Facility contains affirmative and negative covenants including limitations on: (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries. The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). The indentures governing our outstanding senior notes contain affirmative and negative covenants including limitations on the creation of liens. They do not, however, contain any financial maintenance covenants, except the fixed charge coverage ratio applicable to certain types of payments.
At September 30, 2011, we were in compliance with the covenants and other provisions of the Credit Facility and the senior notes. Any failure to be in compliance with any material provision or covenant of the Credit Facility or the senior notes could have a material adverse effect on our liquidity, results of operations and financial condition.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2011
During the quarter ended September 30, 2011, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Directors Fees

(a)	Securities issued on July 15, 2011: Registrant issued 58,185 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)
The DSUs were issued at a deemed purchase price of $10.055 per DSU (aggregate price $585,050), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent

(a)	Securities issued on July 31, 2011: Registrant issued 1,941 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)
The DSUs were issued at a deemed purchase price of $10.38 per DSU (aggregate price $20,148), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2011
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:

Xerox 2011 Form 10-Q

Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through 31	861,000	$9.91	861,000	$1,550,819,311
August 1 through 31	20,064,900	8.49	20,064,900	1,380,403,138
September 1 through 30	16,786,100	7.70	16,786,100	1,251,175,004
Total	37,712,000		37,712,000
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $3.3 billion has been used through September 30, 2011. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
July 1 through 31	1,963,818	$10.71	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	86,055	8.11	n/a	n/a
Total	2,049,873
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2011 Form 10-Q

ITEM 6 — EXHIBITS

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
Date: November 2, 2011

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

Xerox 2011 Form 10-Q