Form 10-K
period 2011-12-31
XEROX CORP
filed 2012-02-23
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ______  to: _______
Commission File Number 001-04471
_________________________________________________

XEROX CORPORATION
(Exact Name of Registrant as specified in its charter)
_________________________________________________

New York	16-0468020
(State of incorporation)	(IRS Employer Identification No.)
P.O. Box 4505, 45 Glover Avenue, Norwalk, Connecticut 06856-4505	(203) 968-3000
(Address of principal executive offices)	(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2011 was $14,610,164,902.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2012
Common Stock, $1 par value	1,331,884,794 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Corporation 2011 Annual Report to Shareholders	I & II
Xerox Corporation Notice of 2012 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

FORWARD-LOOKING STATEMENTS
From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report of Form 10-K, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; our ability to expand equipment placements; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; our ability to recover capital investments; development of new products and services; our ability to protect our intellectual property rights; interest rates, cost of borrowing and access to credit markets; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; reliance on third parties for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

XEROX CORPORATION
FORM 10-K
DECEMBER 31, 2011

Part I

ITEM1. BUSINESS OVERVIEW

We provide the industry's broadest portfolio of business process and IT outsourcing support, document technology and solutions. Through our business process and IT outsourcing we offer global services from claims reimbursement and electronic toll transactions to the management of HR benefits and customer care centers to the operation of a company's technology infrastructure. Our document technology offerings serve businesses of all sizes and across industries to deliver solutions for both the workplace and production print environments. We leverage our technology and the expertise of our people to deliver further value for our customers through our document outsourcing solutions, helping customers improve their productivity and reduce costs.

Our Strategy
We are well-positioned to lead in the markets in which we participate. Our strategy takes advantage of our core strengths to drive growth within our segments and lines of businesses.
Our core strengths include:

•	Our Brand - We have a well-recognized and respected brand that is known by businesses worldwide for delivering industry-leading document technology, services and solutions.

•
Global Presence - Our geographic footprint spans 160 countries and allows us to serve customers of all sizes to deliver superior technology and services regardless of complexity or number of customer locations.

•
Renowned Innovation - We have a history of innovation and, with more than 10,500 active U.S. patents and five global research centers, we continue to lead the document technology industry and to take our technology into new service areas. See the separate “Innovation and RD&E” section for additional information on our renowned innovation.

•
Operational Excellence - We have an operational excellence model that leverages our global delivery capabilities, production model, incentive-based compensation process, proprietary systems and financial discipline to deliver productivity and lower costs for our customers and for our business.

We organize our business around two segments: Services and Technology.

•
Our Services segment is comprised of business process outsourcing, information technology outsourcing and document outsourcing. The diversity of our offerings gives us a differentiated solution and delivers greater value to our customers.

•
Our Technology segment is comprised of our document technology and related supplies, technical service and equipment financing (that which is not related to document outsourcing contracts). Our strategic product groups within this segment include Entry, Mid-range and High-end products.

We use our core strengths and market opportunities to grow our businesses by executing on the following growth drivers:

•
Services Led - We provide the most diverse set of business service offerings in the industry, delivering value through operational excellence and applying innovation to drive process automation. We are the industry leader in Document Outsourcing and continue to strengthen this leadership by expanding our Managed Print Services (“MPS”) for businesses small to large. In total, our services business represents significant growth opportunity for the company and our investments align with actively pursuing this growth. In 2011, Services represented the largest portion of our business, at 48% of total revenue.

•
Global Expansion - We continue to use the benefit of our global presence to expand our business process and IT outsourcing offerings beyond the U.S. In addition, the strength of our brand and global footprint position us well to penetrate more of the small and mid-size business ("SMB") opportunity, especially in developing markets.

•
Grow High Value Pages - We will maintain our lead in technology and document outsourcing by growing “high- value” pages - those produced in color and/or featuring customized content. We have the broadest portfolio of color printing technology in the industry to help customers realize the communication benefits of printing in color. Cost and quality improvements are driving the transition from black-and-white to color. With only 27% of Xerox pages printed on color devices, we believe there remains tremendous opportunity to grow color pages and associated revenue. We continue to create new market opportunities for digital printing through technology that enables personalized promotional and transactional documents, short-run book publishing, cross-media customized campaigns and more.

Acquisitions
Consistent with our strategy to expand our services offerings through “tuck-in” acquisitions, we acquired the following companies in 2011:

•
In April 2011, we acquired Unamic/HCN, the largest privately owned customer care provider in the Benelux region in Western Europe. Unamic/HCN's focus on the Dutch-speaking market expands our customer care capabilities in the Netherlands, Belgium, Turkey and Suriname.

•
In May 2011, we acquired NewField IT, a U.K-based print consultancy and software solution provider. This acquisition expanded our market-leading managed print services portfolio. NewField's consulting and software services help companies implement MPS more quickly. Its software suite creates visual maps of a floor plan to show how printers are used throughout an office. By combining this mapping with a database that tracks usage patterns of document devices, workplaces small to large are better able to monitor and manage the use of the devices and their overall print-related costs.

•
In July 2011, we acquired Education and Sales Marketing, LLC ("ESM"), a leading provider of outsourced enrollment management and student loan default solutions. The acquisition of ESM enables us to offer a broader range of financial services to assist post-secondary schools in attracting and retaining the most qualified students while reducing accreditation risk.

•
In November 2011, we acquired The Breakaway Group, a cloud-based service provider that helps healthcare professionals accelerate their adoption of Electronic Medical Records (“EMR”). The Denver-based firm's technology allows caregivers to practice using an EMR without jeopardizing real patient data. This acquisition expands our services for healthcare providers.

•	We also completed additional Services acquisitions in the areas of Healthcare Provider, Customer Care and Financial Services in 2011, increasing our presence in the United States and in Europe.

Additionally in 2011, we made acquisitions consistent with our strategy to expand distribution of Xerox technology to under-penetrated markets:

•
In February 2011, we acquired Concept Group, Ltd. This acquisition broadens our reach into the small and mid-size business market in the U.K. Concept Group has nine locations throughout the U.K. and provides document imaging solutions and technical services to more than 3,000 customers.

•
In April and May 2011, we acquired Premier Office Equipment, Inc. and Midwest Business Solutions, both based in Iowa. And, in December 2011, we acquired the Merizon Group Incorporated, which operates MBM, a Wisconsin-based office products distributor. These acquisitions further our strategy of creating a U.S. nationwide network of locally-based providers focused on improving document workflow and office efficiency for small and mid-size businesses.

•	In addition, throughout 2011, we enhanced our distribution by acquiring office products distributors in New York, Illinois, Virginia and Florida.

Business Model Fundamentals
Through our annuity-based business model, we deliver significant cash generation and have a strong foundation upon which we can expand earnings.
Annuity Model
The fundamentals of our business are based on an annuity model that drives significant recurring revenue and cash generation. Approximately 83% of our 2011 total revenue was annuity-based revenue that includes contracted services, equipment maintenance, consumable supplies and financing, among other elements. Some of the key indicators of annuity revenue growth include:

•	Services signings growth, which reflects the year-over-year increase in estimated future revenues from contracts signed during the period.

•	Services pipeline growth, which measures the year-over-year increase in new business opportunities.

•	The number of page-producing machines in the field (“MIF”), which is impacted by the number of equipment installations.

•	Page volume and the mix of pages printed on color devices, as these pages generate more revenue per page than black-and-white.

Cash Generation
The combination of consistent strong cash flow from operations and modest capital investments enabled us in 2011 to provide a return to shareholders through:

•	Repurchasing a significant amount of Xerox shares during the year.

•	Expanding our services business and our distribution capabilities through acquisitions - we spent over $200 million on acquisitions in 2011.

•	Maintaining our quarterly dividend.

Expanded Earnings per Share
In 2011, we expanded our earnings per share through:

•	Modest revenue growth driven by Services

•	Driving cost efficiencies throughout the company

•	Making accretive acquisitions

•	Repurchasing shares

We expect to use the same model to expand earnings per share in the future.

Innovation and RD&E
Xerox has a rich heritage of innovation and it continues to be not only a core strength of the company but also as a competitive differentiator. The company's investments in innovation align with its growth opportunities in areas like business services, color printing and customized communication. Our overall aim is to create value for our customers, for our shareholders and for our people by influencing the future in key areas. Four innovation themes emerge in our research portfolio:

1)	Implementing Agile Business Processes
In today's fast-paced and rapidly evolving marketplace, flexibility is required to operate efficiently and effectively. Xerox innovation investments are focused on automating business processes through flexible platforms that run on scalable infrastructures, speeding up and simplifying the ways work gets done, anywhere and at any time. By infusing more agility in business processes, clients benefit from our research on image, video and natural language processing coupled with machine learning.

2)	Harvesting Knowledge from Information
Information comes in two forms: structured, where the content sits tidily in searchable indices or in limiting databases; or unstructured, where content can be anything from photos, videos, hand-written forms, emails, etc. The unstructured information has endless growth and creates a need for businesses to be more effective in mining context from content. This is a key research area for us -- making sense of unstructured information using natural language processing and semantic analysis. We explore how to better analyze information for human use by better understanding contextual detail on how the content has been created and used. We're also developing proprietary methods for predictive analytics applied to business processes.

3)	Delivering the Value of Personalization
Our research leads to technologies that improve the efficiency, economics and relevancy of business communications and printing applications. We research methods to create affordable ubiquitous color printing, leveraging our solid ink printing technology. We're also exploring ways to expand the application space of digital printing to cover new applications such as packaging printing and printing directly on mediums that go far beyond paper, like foods and clothing.

4)	Enabling the Sustainable Enterprise
Our research also focuses on developing technologies that minimize the environmental impact of document systems and business processes. An example is our solid ink technology, which produces up to 90% less waste than comparable color laser devices as well as our MPS software, which helps our customers reduce energy and paper use.

Investment in R&D is critical for competitiveness in our fast-paced markets. One of the ways that we maintain our market leadership is through strategic coordination of our R&D with Fuji Xerox (an equity investment in which we maintain a 25% ownership interest). We have aligned our R&D investment portfolio with our growth initiatives, including accelerating our color transition and enhancing customer value by building on our services leadership.

Sustaining engineering expenses, which are the hardware engineering and software development costs we incur after we launch a product, are included in our RD&E expenses.

Segment Information
Our reportable segments are Services, Technology and Other. We present operating segment financial information in Note 2 - Segment Reporting in the Consolidated Financial Statements, which we incorporate by reference here. We have a very broad and diverse base of customers by both geography and industry, ranging from small and mid-size businesses (“SMB's”) to graphic communications companies, governmental entities, educational institutions and Fortune 1000 corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Services

Our Services segment comprises three service offerings: Business Process Outsourcing (“BPO”), Information Technology Outsourcing (“ITO”) and Document Outsourcing (“DO”). We provide non-core, mission-critical services that our clients need to run their day-to-day business. The services help our clients simplify the way work gets done, giving them more time and resources to allocate to their core operations, respond rapidly to changing technologies and reduce expenses associated with their business processes and information technology support.

Services Revenue Mix

12%
33%
55%

55% Business Process Outsourcing
BPO, which provides a multitude of services for our customers' non-core processes, is the largest component of the Services segment.

33% Document Outsourcing
Our DO business provides services that help customers optimize their printing infrastructure and streamline their communication and business processes.

12% Information Technology Outsourcing
Our ITO business allows our customers worldwide to focus on their competencies instead of their IT infrastructure.

Business Process Outsourcing
We are the largest worldwide diversified business process outsourcing company, with an expertise in transaction-intensive offerings tailored for several industries. Our services include:

•
Human Resources Services ("HRS"): From actuarial expertise to the full range of human resources consulting - from employee service centers to learning, retirement, health, and welfare services - HRS delivers game-changing, innovative solutions that enable our clients to focus on their business. We differentiate ourselves around two themes of innovation: engagement and enablement. We help HR departments engage employees as individuals by communicating to them with personalized messages and by enabling employees to get smarter about managing their own health, wealth and career outcomes.

•
Financial Services: We provide finance and accounting services for any industry - from accounting to billing to procurement to accounts payable and receivable to tax management. In addition, we provide outsourcing of financial aid and enrollment office operations for colleges and universities, and back-room functions such as customer services, transaction processing and mailroom operations for the financial services industry. Based on our experience, we have a deep understanding of what drives the customer and we move beyond simply driving out costs.

•
Healthcare Payers and Pharma: We deliver administrative efficiencies to our healthcare payer clients through our scalable and flexible transactional business solutions, which encompass both our global delivery model and domestic payer service centers. Services include data capture, claims processing, customer care, recovery services and healthcare communications. No competitor has offerings in all the areas where we play.

•
Business Process Solutions ("BPS"): BPS provides customer management with solutions to solve client issues in areas such as customer care, tech support and services, customer acquisition and retention activities. We also provide innovative services including social media monitoring and customer care analytics. We are the only company in the world that can enhance the customer experience by optimizing all of the customer touch points, like call center support, Web-based help desks and rapid response via social media. By providing these touch points through one supplier, we are able to streamline efficiencies and drive down costs while enabling our clients to maintain fewer supplier relationships.

•
Healthcare Provider Solutions: We provide consulting solutions, revenue cycle management and application services that are customized to meet the varying and changing needs of healthcare providers. We serve every large health system in the United States, with contracts in all 50 states. We also help our clients improve care through an analytics solution designed to provide clinical staff information.

•
Retail, Travel and Insurance: We provide technology-based transactional services for retail, travel and non-healthcare insurance companies. We handle their data entry, mailroom, imaging input and hosting, call centers and help desk with targeted industry focus.

•
Government Solutions: We support our government clients with solutions for child support payment processing, tax and revenue systems, eligibility systems and services, electronic payments transfer, electronic payment cards and unclaimed property services, among others. Our competitive advantage is our depth of local expertise while at the same time having the scale required to deliver and manage multiple programs for federal, state, county and town governments.

•
Transportation Solutions: We provide revenue-generating solutions in over 30 countries. Our solutions include fare collection, toll and parking solutions, and monitoring of red light cameras. We differentiate through the breadth of our offerings and innovative technology. For example, we developed dynamic pricing algorithms, which will be used in the new Los Angeles ExpressPark program. This program will create a new pricing system that is designed to relieve traffic congestion, reduce air pollution and improve the efficiency of downtown LA's transit operations.

•
Government Healthcare Solutions ("GHS"): GHS serves state-funded government healthcare programs. We provide a broad range of solutions, from processing Medicaid claims to pharmacy benefits management, clinical program management, health information exchanges, eligibility and health benefit exchange services, and care and quality management. We've been delivering these systems since 1971 and we apply our deep knowledge of the Medicaid system along with technological advances to simplify and automate transactional-intensive processes.

Information Technology Outsourcing
We specialize in designing, developing and delivering effective IT solutions. Our secure data centers, help desks and managed storage facilities around the world provide a reliable IT infrastructure that minimizes the chance of disruption to our clients' daily operations.

Our ITO services include:

•
Mainframe Server Outsourcing: We support our clients' needs for adaptable computing environments and their potential growth. We provide comprehensive systems support services. We provide a 24/7 support organization that maintains a unified set of tools and processes to support our clients' IT environments, including systems administration, database administration, systems monitoring, batch processing, data backup and capacity planning.

•
Network Outsourcing: We provide telecommunications management services for voice and data networks. We are able to leverage our enterprise agreements, proprietary tools, procedures and skilled personnel to provide our clients with a scalable and automated processing environment.

•
Desktop Outsourcing: Our desktop services provide our clients with a comprehensive approach to managing their end-user platforms and devices. We design and execute desktop management strategies that address and resolve issues such as enterprise bandwidth constraints, unstable computing environments, areas of insecurity and unavailable network resources.

In addition, we provide Remote Infrastructure Management, Help Desk/Service Desk Management, Managed Storage, Utility Computing, Disaster Recovery and Security Services.

Document Outsourcing
We are an industry leader in document outsourcing services, with more than 20 years experience and 15,000 business professionals across 160 countries. We help companies optimize their printing infrastructure and simplify their communication and business processes to grow revenue, reduce costs and operate more efficiently. Our two primary offerings within Document Outsourcing are Managed Print Services and Communication and Marketing Services.

Managed Print Services
Xerox MPS optimizes, rationalizes and manages the operations of Xerox and non-Xerox print devices, driving efficiencies that can save clients up to 30 percent on their document-related costs. Our MPS continuum provides the most comprehensive portfolio of MPS services in the industry, supporting small-and mid-size businesses through large global enterprises.

Xerox Managed Print Services Continuum
Xerox Enterprise Print Services
Xerox Print Services
Xerox Partner Print Services
Xerox Remote Print Services
Client Value
Sophistication of MPS Offering

The key factors that differentiate us include our commitment to innovation and technology, including our cloud-based connectivity and integrated suite of software tools solutions as well as our global direct and channel partner coverage and certification programs. In addition, the industry's broadest portfolio of printing products sets us apart from our competition. We are recognized as an industry leader by several major analyst companies, including Gartner, IDC and Quocirca.

The Xerox MPS continuum complements and provides opportunities to expand existing BPO and ITO services. Within BPO accounts, Xerox MPS helps to improve workflow and enhance employee productivity. In ITO accounts, MPS complements the client IT services that we are currently managing and positions Xerox as a complete IT services provider.

Communication & Marketing Services ("CMS")
CMS delivers end-to-end outsourcing for design, communications, marketing, logistics and distribution services that help clients communicate with their customers and employees more effectively. We deliver communications through traditional routes, such as print, but also through a growing number of multimedia channels including SMS, Web, email and mobile media.

We help our clients identify how their customers want to be engaged, tailor their content, translate it, personalize their communication, decide on the appropriate channel, execute on campaigns and measure the resulting success.

Our advantage comes through the breadth of our capabilities and our service-orientated approach to provide a single, seamless service for all communication and marketing logistics.

Technology

Technology includes the sale of products and supplies, as well as the associated technical service and financing of those products (that which is not related to document outsourcing contracts). Our Technology business is centered around strategic product groups that share common technology, manufacturing and product platforms.

Technology Revenue Mix

21%
57%
22%

57% Mid-range
The Mid-range business comprises a wide range of multifunction printers, copiers, digital printing presses and light production printers and copiers sold to enterprises of all sizes.

22% Entry
The Entry business comprises products sold principally to small and mid-size businesses.

21% High-end
The High-end business provides high-end digital color and monochrome systems designed for customers in the graphic communications industry and for large enterprises.

Our strategic product groups are as follows:

Entry
Entry comprises products sold primarily to small and mid-size businesses through a worldwide network of independent resellers and online merchants. It includes desktop monochrome and color printers and multifunction printers (“MFPs”) ranging from small personal devices to larger workgroup printers designed to serve the needs of demanding office users.  In 2011, we continued to build on our position in the market by:

•	Making high-quality desktop color more affordable and easier to use for all businesses

•	Expanding our channel reach, partner programs and capacity to support the needs of small- to mid-size businesses

•	Launching products and solutions that help individuals, small work teams, large workgroups or whole departments achieve their business goals.

We continued to build on our portfolio in 2011 with the launches of:

•
Compact Printers and MFPs: In 2011, Xerox introduced a new line of compact color and monochrome printers and MFPs for small businesses. Xerox innovations with LED print heads and emulsion aggregation ("EA") toner resulted in a small, low-cost product that maintains the professional appearance of the printed page. The new products introduced were: Phaser® 6000/6010 color printers, WorkCentre® 6015 color MFP, Phaser® 3010/3040 printers and WorkCentre® 3045 MFP.

•
Phaser® 6700: This high-speed workgroup color printer accelerates productivity for workgroups in mid to large-size businesses. With a 47 page-per-minute print speed, advanced touch-screen interface, and optional stacker/stapler, the Phaser 6700 is ideal for workgroup teams. The Phaser 6700 also has enhanced print quality and reliability with true 2400x1200 dpi print resolution and 120,000 page duty cycle.

•
Phaser® 7800: This color printer lowers the cost of printing for smaller graphic design firms and in-house marketing departments. Using the HiQ LED print system, EA toner and hardware-assisted edge enhancement and trapping in addition to a 45 page per minute tabloid/A3 size print engine and finishing capabilities from the WorkCentre 7500 series, the Phaser 7800 also handles the heaviest paper in common use - up to 350gsm - the most flexible media handling in its class.

Mid-range
Mid-range comprises products sold to enterprises of all sizes, principally through dedicated Xerox-branded partners and our direct sales force.  We offer a wide range of multifunction printers, copiers, digital printing presses and light production devices that deliver flexibility and advanced features. In 2011, our mid-range business continued to build on our position in the market by:

•	Making high-quality color more affordable and easier to use for small/mid-size businesses and large enterprises alike

•	Expanding our channel reach, partner programs and capacity to support the needs of the SMB market

•
Offering a complete range of services and solutions in partnership with independent software partners that allow our customers to analyze, streamline, automate, secure and track their document workflows.

The breadth of our Mid-range product portfolio is unmatched.  In 2011, we launched:

•
Xerox WorkCentre® 7525, 7530, and 7535: These new multifunction printers are equipped with features to help small and mid-size businesses boost productivity and meet their sustainability goals.  They offer speeds up to 25, 30 and 35 ppm color and black-and-white. The MFPs, which can print, copy, scan, fax and email, include advanced document management and workflow tools to make office work easier and also offer unparalleled ease of use and security features. In addition, the Hi-Q LED print engine technology consumes less energy and space and produces less noise, while printing resolutions of 1200 x 2400 dpi.

•
Xerox ColorQube® 9301/9302/9303: The ColorQube™ 9300 Series combines Xerox's solid ink innovation with our legacy of advanced multifunction product leadership. This results in a multifunction printer that produces vivid color quality that is affordable and produces less printing waste versus comparable color laser devices. The device copies and prints at speeds up to 55 ppm color and 60 ppm black-and-white, while increasing productivity even further with speeds up to 85 ppm in Fast Color mode for draft or short-life documents.

•
Xerox WorkCentre® 7125: This multifunction printer combines affordable color with high-productivity workflow tools. It provides value-seeking SMB customers with a low entry price in combination with high end features. The WorkCentre 7125 helps SMBs maximize office productivity, produce impactful color documents and seamlessly create and share business-critical information, in full office color.

•
Xerox WorkCentre® 5325/5330/5335: The highly modular WorkCentre 5300 series black-and-white MFP serves both small and mid-size business as well as enterprise office environments. Its customizable workflow solutions help customers in document intensive industries such as legal, health care and financial make the tasks they perform daily more efficient.

High-end
Our High-end digital color and monochrome solutions are designed for customers in the graphic communications industry and for large enterprises. These devices enable digital on-demand printing, digital full-color printing and enterprise printing. Integrated solutions such as automated in-line finishing result in “touch less” workflows (with little to no manual processing or human intervention) that allow Xerox customers to produce more jobs and grow their business.  We provide products and solutions that enable our customers to delight their customers with the highest quality output available in the market. We are creating new market opportunities in targeted application areas with digital printing as a complement to traditional offset printing.
For more than two decades, Xerox has delivered innovative technologies that have revolutionized the production printing industry, maintaining our position as the industry leader in the number of pages produced on digital production color presses.  We continued to build on our award-winning lineup in 2011 with the launches of:

•
Xerox 770: We launched the 770 late in 2011 to enhance our entry production color offerings.  The 770 builds on the very successful 700 product, with productivity enhancements to speed and color management. The 770 produces output at 70 pages per minute including heavyweight stocks. An In line Spectrophotometer has been added to the 770 enabling the Xerox Automated Color Quality Suite ("ACQS").  ACQS brings features usually found on higher end products such as the 8080 and Color Press and makes the Xerox production color portfolio the broadest in the industry.

•
iGen4 Matte Dry Ink: We added an additional dry ink offering for the iGen4, matte dry ink ("MDI").  This alternative dry ink provides a flatter or more offset-like image quality. Ideal for the expanding photo market, matte dry ink along with the largest sheet size, 26”/660mm, in the market, expands iGen4's market-leading applications.

We are enabling print providers in graphic communications, service bureaus and large enterprises to profit and grow by meeting their customers' specific business needs with just-in-time, one-to-one and e-based services - rather than simply manufacturing a printed piece.

FreeFlow Digital Workflow: Our FreeFlow digital workflow is a collection of software technology solutions that our customers can use to improve all aspects of their processes, from content creation and management to production and fulfillment. Our digital technology combined with total document solutions and services that enable personalization and printing on demand, delivers value that improves our customers' business results.
Through our industry-leading FreeFlow Digital Workflow collection and FreeFlow Print Server, we deliver three primary values to our customers - the ability to Connect, Control and Enable. Our solutions:

•	Connect our customers to their customers 24/7, enabling them to be open for business around the clock.

•	Control our customers' costs, environmental impacts and security. Automated workflows provide extensive productivity gains and greatly increase document integrity by eliminating manual processes.

•	Enable new applications and revenue streams such as photo books, secure event tickets and packaging.

Other

The Other segment primarily includes revenue from paper sales, wide-format systems and network integration solutions and electronic presentation systems from Global Imaging Systems. Paper comprised approximately 59% of the revenues in the Other segment.

Geographic Information

Our global presence is one of our core strengths. Overall, approximately 36% of our revenue is generated by customers outside the U.S. We have a significant opportunity to leverage our global presence and customer relationships to expand our Services business in Europe and developing markets.

Patents, Trademarks and Licenses

Xerox and its subsidiaries were awarded 1,030 U.S. utility patents in 2011.  On that basis, we would rank 19th on the list of companies that were awarded the most U.S. patents during the year.  Including our research partner Fuji Xerox, we were awarded over 1,600 U.S. utility patents in 2011.  Our patent portfolio evolves as new patents are awarded to us and as older patents expire.  As of December 31, 2011, we held more than 10,500 design and utility U.S. patents.  These patents expire at various dates up to 20 years or more from their original filing dates.  While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent-licensing agreements and, in a majority of them we license or assign our patents to others in return for revenue and/or access to their patents. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2011, we added 12 new agreements to our portfolio of patent-licensing and sale agreements, and Xerox and its subsidiaries were licensor or seller in 9 of the agreements. We are also a party to a number of cross-licensing agreements with companies that hold substantial patent portfolios, including Canon, Microsoft, IBM, Hewlett-Packard, Oce, Sharp, Samsung and Seiko Epson. These agreements vary in subject matter, scope, compensation, significance and time.

In the U.S., we own more than 550 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.

Marketing and Distribution

We manage our business based on the principal segments described earlier. We have organized the marketing, selling and distribution of our products and services by geography, channel type and line of business.

We sell our products and services directly to customers through our world-wide sales force and through a network of independent agents, dealers, value-added resellers, systems integrators and the Web.

In large enterprises, we follow a services-led approach that enables us to address two basic challenges facing large enterprise customers:

•	How to simplify and streamline their infrastructure to be both cost-effective and globally consistent.

•	How to improve their value proposition and communication with their customers.

Our go-to-market approach includes the largest direct sales force in the industry, with customers served by Client Managing Directors, Account General Managers and Sales Representatives.

For small and mid-size business, we continued to expand our distribution in 2011 by acquiring nine companies.

In Europe, Africa, the Middle East and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, and related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to distribute our products in many of the countries located in these regions, and previously entered into agreements with unaffiliated third parties distributing our products in Iran, Sudan and Syria. Iran, Sudan and Syria, among others, have been designated as state sponsors of terrorism by the U.S. Department of State and are subject to U.S. economic sanctions. We maintain an export and sanctions compliance program and believe that we have been and are in compliance with U.S. laws and government regulations for these countries. We have no assets, liabilities or operations in these countries other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan and Syria in August 2006 and terminated its distribution agreement with the distributor servicing Iran in December 2006. Now, Xerox only has legacy obligations to third parties, such as providing spare parts and supplies to these third parties. In 2011, total Xerox revenues of $22.6 billion included less than $0.1 million attributable to Iran, Sudan and Syria.

Competition

Although we encounter competition in all areas of our business, we are the leader or among the leaders in each of our principal business segments. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support.

In the Services business, our larger competitors are Accenture, Aon, Computer Sciences Corporation, Convergys, Dell, Genpact, Hewlett-Packard, IBM and Teletech. In addition, we compete with in-house departments performing the functions that we are seeking to have them outsource to us.

In the Technology business, our larger competitors include Canon, Hewlett-Packard, Kodak, Konica Minolta, Lexmark, and Ricoh.

Our brand recognition, positive reputation for business process and document management, innovative technology and service delivery are our key competitive advantages. This combined with our breadth of product offerings, global distribution channels, and customer relationships positions us as a strong competitor going forward.

Global Employment

Globally, we have approximately 139,650 direct employees, including approximately 7,500 sales professionals, approximately 11,500 technical service employees and approximately 100,000 employees serving our customers through on-site operations or off-site delivery centers.

Customer Financing

We finance a large portion of our direct channel customer purchases of Xerox equipment through bundled lease agreements.  Financing facilitates customer acquisition of Xerox technology and enhances our value proposition while providing Xerox an attractive gross margin and a reasonable return on our investment in this business. Additionally, because we primarily finance our own products and have a long history of providing financing to our customers, we are able to minimize much of the risk normally associated with a finance business.

Because our lease contracts permit customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings. At December 31, 2011, we had $6.4 billion of finance receivables and $0.5 billion of equipment on operating leases, or Total Finance assets of $6.9 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in a significant portion of our $8.6 billion of debt being associated with our financing business.

Manufacturing and Supply

Our manufacturing and distribution facilities are located around the world. The company's largest manufacturing site is in Webster, NY, where we produce fusers, photoreceptors, Xerox iGen and Nuvera® systems, components, consumables and other products. We also have an EA Toner plant located in Webster. Our other primary manufacturing operations are located in: Dundalk, Ireland, for our high-end production products and consumables; and Wilsonville, OR, for solid ink products, consumable supplies and components for our Mid-range and Entry products. We also have a facility in Venray, Netherlands, which handles supplies manufacturing and supply chain management for the Eastern Hemisphere.

Our master supply agreement with Flextronics, a global electronics manufacturing services company, to outsource portions of manufacturing for our Mid-range and Entry businesses, continues through 2014. We also acquire products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements.

We have arrangements with Fuji Xerox under which we purchase and sell products, some of which are the result of mutual research and development agreements. In March 2011, we were impacted by the natural disaster in Japan, when demand exceeded availability of certain products and supplies sourced from Fuji Xerox. Additionally, incremental logistics and freight costs were incurred as a result of alternate sourcing for components and materials. Supply and demand dynamics returned to normal by the end of 2011. Refer to Note 7 - Investments in Affiliates, at Equity in the Consolidated Financial Statements in our 2011 Annual Report for additional information regarding our relationship with Fuji Xerox.

Services Global Production Model

Our global services production model is one of our key competitive advantages. We have 79 Strategic Delivery Centers located around the world including India, Mexico, the Philippines, Jamaica, Ghana, Brazil, Guatemala, Chile, Argentina, Spain, Poland and Ireland, among others. These are comprised of Customer Care Centers, Mega IT Data Centers, Finance and Accounting Centers, Human Resource Centers, and Document Process Centers. Our global production model is enabled by the use of proprietary technology, which allows us to securely distribute client transactions within data privacy limits across a global workforce. This global production model allows us to leverage lower-cost production locations, consistent methodology and processes, and time zone advantages.

Fuji Xerox

Fuji Xerox is an unconsolidated entity in which we currently own a 25% interest and FUJIFILM Holdings Corporation (“FujiFilm”) owns 75%. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong, other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other's portfolio of patents, technology and products.

International Operations

We are incorporating by reference the financial measures by geographical area for 2011, 2010 and 2009 that are included in Note 2 - Segment Reporting in the Consolidated Financial Statements in our 2011 Annual Report. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including local economies, political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A of Form 10-K.

Backlog

Backlog, or the value of unfilled orders, is not a meaningful indicator of future business prospects because of the significant proportion of our revenue that follows contract signing and/or equipment installation, the large volume of products we deliver from shelf inventories and the shortening of product life cycles.

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
A significant portion of our revenues are generated from operations outside the United States. In addition, we manufacture or acquire many of our products and/or their components from, and maintain significant operations, outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the Japanese Yen to U.S. Dollar and Japanese Yen to Euro exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our consolidated financial statements. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.
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

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our, our customers' and clients' and our suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the appropriate encryption of information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.

Our ability to recover capital investments in connection with our contracts is subject to risk.

In order to attract and retain large outsourcing contracts, we sometimes make significant capital investments to perform our services under the contract, such as purchases of information technology equipment and costs incurred to develop and implement software. The net book value of such assets recorded, including a portion of our intangible assets, could be impaired, and our earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract or the reduction in volumes and services thereunder for reasons such as, among other things, a customer's or client's merger or acquisition, divestiture of assets or businesses, business failure or deterioration, or a customer's or client's exercise of contract termination rights.

If we fail to successfully develop new products and technologies and service offerings and protect our intellectual property rights, we may be unable to retain current customers and gain new customers and our revenues would be reduced.

The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns. In developing these new technologies and products, we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, the laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States and we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. In addition, some of our products rely on technologies developed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. We also must ensure that all of our products comply with existing and newly enacted applicable regulatory requirements in the countries in which they are sold, particularly European Union environmental directives. If we fail to accurately anticipate and meet our customers' needs through the development of new products and technologies and service offerings or if we fail to adequately protect our intellectual property rights or if our new products are not widely accepted or if our current or future products fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.

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
The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2011, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions of or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.

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
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted or are expected to adopt restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prohibited from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products, and other environmentally related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Using Products Directive (“EUP”) is expected to lead to the adoption of “implementing measures” intended to require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. It is possible that some or all of our products may be required to comply with EUP implementing measures. Another example is the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that will require parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH could lead to restrictions and/or bans on certain chemical usage. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse affect on our operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES
We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities, located in New York, California, Oklahoma, Oregon, Canada, U.K., Ireland and the Netherlands, are used primarily by the Technology Segment. Our principal research facilities are located in California, New York, Canada, France and India. The research activities in our principal research centers benefit all of our operating segments. We lease and own several facilities worldwide to support our Services segment with larger concentrations of space in Texas, Kentucky, New Jersey, California, Mexico and India. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
As a result of implementing our restructuring programs, (refer to Note 9 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements in our 2011 Annual Report, incorporated by reference), several leased and owned properties became surplus. We are obligated to maintain our leased surplus properties through required contractual periods. As of December 31, 2011, we have two remaining properties in surplus. The two remaining sites are in Monrovia, California and Rampur, India. The facility in Monrovia has been subleased and the facility in Rampur has been sold pending receipt of a final 50% cash deferred payment.
We acquired approximately 41 leased properties totaling approximately 839,000 square feet in 2011 through mergers and acquisitions.
We also own or lease numerous facilities globally, which house general offices, sales offices, service locations, data centers, call centers and distributions centers. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. We believe that our current facilities are suitable and adequate for our current businesses.

ITEM 3. LEGAL PROCEEDINGS
The information set forth under the “Contingencies” note in the Consolidated Financial Statements, of the Xerox Corporation 2011 Annual Report is hereby incorporated by reference.

Part II

ITEM 5 — MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2011 Annual Report to Shareholders is hereby incorporated by reference:

Stock Exchange Information
Xerox Common Stock Prices and Dividends
Five Years in Review - Common Shareholders of Record at Year-End
Performance Graph

(a)	Sales of Unregistered Securities During the Quarter Ended December 31, 2011
During the quarter ended December 31, 2011, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent

(a)	Securities issued on October 31, 2011: Registrant issued 3,190 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)
The DSUs were issued at a deemed purchase price of $7.11 per DSU (aggregate price $22,681), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2011
Repurchases of Xerox Common Stock, par value $1 per share include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through 31	20,974,300	$7.44	20,974,300	$1,095,041,655
November 1 through 30	13,748,600	8.11	13,748,600	983,535,189
December 1 through 31	15,507,560	8.01	15,507,560	859,348,331
Total	50,230,460		50,230,460
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $4.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $3.6 billion has been used through December 31, 2011. In January 2012, the Board of Directors authorized an additional $500 million in share repurchase. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
October 1 through 31	—	$—	n/a	n/a
November 1 through 30	57	7.57	n/a	n/a
December 1 through 31	17,268	8.19	n/a	n/a
Total	17,325
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)Exclusive of fees and costs.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data for the five years ended December 31, 2011, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2011 Annual Report to Shareholders, is incorporated by reference in this Form 10-K.
Revenues
Income from continuing operations
Per-Share Data:
Income from continuing operations - Basic and Diluted
Earnings - Basic and Diluted
Common stock dividends
Total Assets
Long-term debt
Liability to subsidiary trust issuing preferred securities
Series A convertible preferred stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Xerox Corporation 2011 Annual Report is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the caption “Financial Risk Management,” in the Xerox Corporation 2011 Annual Report is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2011 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6, 7, 7A and 8, the Xerox Corporation 2011 Annual Report is not to be deemed filed as part of this Form 10-K.
The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2011 Annual Report is incorporated by reference in this Annual Report on Form 10-K.
The financial statement schedule required herein is filed as referenced in Item 15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Management's Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations.
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

Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2011, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and was accumulated and communicated to the Company's Management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2011 Annual Report to Shareholders which is incorporated by reference in Part II, Item 8 of this Form 10-K.
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

ITEM 9B. OTHER INFORMATION

Executive Compensation
On February 22, 2012, the Compensation Committee of the Board of Directors of the Company took the following actions:

2011 and 2012 Annual Performance Incentive Plan (APIP)
The Compensation Committee approved the payments of cash awards under the Xerox 2004 Performance Incentive Plan (“2004 PIP”), as amended, for 2011 APIP. The measures on which awards are based for the 2011 fiscal year are set out on Exhibit 10(e)(16) attached hereto. The Compensation Committee approved the payment of cash awards under the 2004 PIP for fiscal year 2011 to Ursula M. Burns, Chairman and Chief Executive Officer of the Company; Luca Maestri, Chief Financial Officer; and certain other officers, including Lynn R. Blodgett, Armando Zagalo de Lima and James A. Firestone, our next three most highly compensated executive officers for fiscal year

2011; and Larry A. Zimmerman, former Chief Financial Officer (collectively, the “Named Executive Officers”). The Compensation Committee approved a cash award of $990,000 to Ms. Burns, $341,250 to Mr. Maestri, $500,192 to Mr. Blodgett, $416,971 to Mr. Zagalo de Lima, $428,400 to Mr. Firestone and $107,100 to Mr. Zimmerman.

The Compensation Committee approved the measures for APIP awards for fiscal year 2012, which are set out on Exhibit 10(e)(20) attached hereto.

Base Salary
Effective April 1, 2012, the Compensation Committee set the annualized base salary for Mr. Maestri at $714,000 from $650,000 based on a review of internal and peer group compensation data.

2009 E-LTIP Awards
In lieu of performance shares, 2009 E-LTIP awards were made in the form of Restricted Stock Units (RSUs) with a performance feature based on the price of Xerox common stock over a three-year period. The number of shares of stock that can be earned ranges between 80% and 120% of the original RSU award, based on the increase or decrease in the price of Xerox common stock over the three-year vesting period. No further action is required by the Compensation Committee.

2010 E-LTIP Awards
The Compensation Committee determined that 20% of the performance shares granted under the 2010 Executive Long-Term Incentive Program (“2010 E-LTIP”) were earned based on the Company's 2011 performance against the annual targets established for Earnings Per Share and Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(12). The number of shares earned for 2011 for each Named Executive Officer is as follows: Ms. Burns, 188,206 shares; Mr. Blodgett, 50,190 shares; Mr. Zagalo de Lima, 37,642 shares; and Mr. Firestone, 50,190 shares. Earned shares vest three years from their grant date.

2011 E-LTIP Awards
The Compensation Committee determined that 21.83% of the performance shares granted under the 2011 Executive Long-Term Incentive Program (“2011 E-LTIP”) were earned based on the Company's 2011 performance against the annual targets established for Earnings Per Share, Core Cash Flow from Operations and Revenue Growth. A description of the targets is set out on Exhibit 10(e)(17). The number of shares earned for 2011 for each Named Executive Officer is as follows: Ms. Burns, 152,873 shares; Mr. Maestri, 36,690 shares; Mr. Blodgett, 50,958 shares; Mr. Zagalo de Lima, 50,958 shares; and Mr. Firestone, 50,958 shares. Earned shares vest three years from their grant date.

ACS Performance Shares
In connection with the acquisition of ACS, Mr. Blodgett received a special one-time grant of performance shares that vests over a three year period contingent upon ACS meeting pre-determined annual targets for Earnings Before Interest and Taxes. The aggregate number of shares that may be delivered based on achievement of the targets was determined on the grant date and ranges in value as follows: 50% of base salary (threshold); 100% of base salary (target); and 200% of base salary plus 50% of the value of previously awarded stock options (maximum). The Compensation Committee determined that no shares were earned for 2011 based on ACS's performance against the 2011 stated target.

2012 E-LTIP Awards
2012 E-LTIP awards made to Named Executive Officers reflect their leadership role in the Company, their historical and expected future contributions, and competitive award levels. The purpose of the 2012 E-LTIP is to provide the necessary incentives to retain and reward executives for sustained performance improvements over the next three-year period. Awards under the annual 2012 E-LTIP for Named Executive Officers are comprised entirely of performance shares that may be earned based on achieving performance targets between threshold and maximum as determined by the Compensation Committee. All performance shares that are earned will vest in 2015. Named Executive Officers who retire, are involuntarily terminated (without cause) or voluntarily terminate due to a reduction in force prior to the end of the three-year performance cycle will vest in a portion of the performance shares earned on a pro rata basis.

Performance metrics for the 2012 E-LTIP are Earnings Per Share (weighted 40%), Operating Cash Flow (weighted 40%) and Revenue Growth (weighted 20%). These metrics are defined in Exhibit 10(e)(21) attached hereto. The Compensation Committee has established annual targets for Revenue Growth and annual and cumulative targets for Earnings Per Share and Operating Cash Flow. Based on actual performance versus targets, the number of performance shares earned by Named Executive Officers under the 2012 E-LTIP will range from 0% to 150% of the initial number of shares subject to the grant. The form of award agreement pursuant to which such grants were made is attached hereto as Exhibit 10(e)(22).

Participants in the 2012 E-LTIP are subject to meaningful ownership requirements and mandatory share holding requirements of 50% of the net vested shares until their ownership requirements have been met.

2012 Other Awards
In recognition of Mr. Zagalo de Lima's expanded role, and the significant value Mr. Maestri brought to the Chief Financial Officer role early on, the Compensation Committee approved the following awards: Mr. Zagalo de Lima and Mr. Maestri will both receive Restricted Stock Unit retention awards valued at $500,000 on July 1, 2012, with vesting three years from date of grant. The form of award agreement pursuant to which these grants were made is attached hereto as Exhibit 10(e)(25). These awards are subject to meaningful ownership requirements and mandatory share holding requirements as described above.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (“2012 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 24, 2012. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2011.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2012 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2012 Proxy Statement.
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

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since

Ursula M. Burns*	53	Chairman of the Board and Chief Executive Officer	2010	1997

Lynn R. Blodgett	57	Executive Vice President; President, Services Business	2012	2010

James A. Firestone	57	Executive Vice President; President, Corporate Operations	2008	1998

Luca Maestri	48	Executive Vice President; Chief Financial Officer	2011	2011

Armando Zagalo de Lima	53	Executive Vice President; President, Technology Business	2012	2000

Don H. Liu	50	Senior Vice President, General Counsel and Secretary	2007	2007

Thomas J. Maddison	48	Senior Vice President, Human Resources	2010	2010

Gary R. Kabureck	58	Vice President and Chief Accounting Officer	2003	2000

Leslie F. Varon	55	Vice President, Finance and Corporate Controller	2010	2001

*	Member of Xerox Board of Directors
Each officer named above, with the exception of Lynn R. Blodgett, Luca Maestri and Don H. Liu, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.
Prior to joining Xerox in 2010 through our acquisition of Affiliated Computer Services, Inc. (“ACS”), Mr. Blodgett was President and Chief Executive Officer of ACS since 2006. Prior to that he served as Executive Vice President and Chief Operating Officer of ACS from 2005-2006 and before that he served as Executive Vice President and Group President - Commercial Solutions of ACS since July 1999.
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

ITEM 11. EXECUTIVE COMPENSATION

The information included under the following captions under “Proposal 1-Election of Directors” in our 2012 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2011”, “Outstanding Equity Awards at 2011 Fiscal Year-End”, “Option Exercises and Stock Vested in 2011”, “Pension Benefits for the 2011 Fiscal Year”, “Nonqualified Deferred Compensation”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2012 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2012 definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2012 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2012 definitive Proxy Statement.

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES

The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2012 definitive Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

		Report of Independent Registered Public Accounting Firm;

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2011;

		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2011;

		Consolidated Balance Sheets as of December 31, 2011 and 2010;

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011;

		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2011;

		Notes to the Consolidated Financial Statements;

		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule;

		Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2011; and

		All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

	(2)	Supplementary Data:

		Quarterly Results of Operations (unaudited); and

		Five Years in Review.

	(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)
The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2012 Proxy Statement are preceded by an asterisk (*).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

/s/ URSULA M. BURNS
Ursula M. Burns Chairman of the Board and Chief Executive Officer February 23, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 23, 2012

Signature	Title
Principal Executive Officer:
/S/ URSULA M. BURNS	Chairman of the Board, Chief Executive Officer and Director
Ursula M. Burns

Principal Financial Officer:
/S/ LUCA MAESTRI	Executive Vice President and Chief Financial Officer
Luca Maestri

Principal Accounting Officer:
/S/ GARY R. KABURECK	Vice President and Chief Accounting Officer
Gary R. Kabureck

/S/ GLENN A. BRITT	Director
Glenn A. Britt

/S/ RICHARD J. HARRINGTON	Director
Richard J. Harrington

/S/ WILLIAM CURT HUNTER	Director
William Curt Hunter

/s/ ROBERT J. KEEGAN	Director
Robert J. Keegan

/s/ ROBERT A. McDONALD	Director
Robert A. McDonald

/S/ N. J. NICHOLAS, JR.	Director
N. J. Nicholas, Jr.

/S/ CHARLES PRINCE	Director
Charles Prince

/S/ ANN N. REESE	Director
Ann N. Reese

/s/ SARA MARTINEZ TUCKER	Director
Sara Martinez Tucker

/S/ MARY AGNES WILDEROTTER	Director
Mary Agnes Wilderotter

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
To the Board of Directors of Xerox Corporation:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2012 appearing in the 2011 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 23, 2012

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2011

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2011
Allowance for Losses on:
Accounts Receivable	$112	$57	$(1)	$(66)	$102
Finance Receivables	212	100	(2)	(109)	201
	$324	$157	$(3)	$(175)	$303

2010
Allowance for Losses on:
Accounts Receivable	$148	$60	$(14)	$(82)	$112
Finance Receivables	222	128	6	(144)	212
	$370	$188	$(8)	$(226)	$324

2009
Allowance for Losses on:
Accounts Receivable	$131	$114	$(5)	$(92)	$148
Finance Receivables	198	177	3	(156)	222
	$329	$291	$(2)	$(248)	$370

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

Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated February 3, 2010. See SEC File Number 001-04471.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated May 21, 2009 (filed May 28, 2009). See SEC File Number 001-04471.

4(a)(1)
Indenture dated as of December 1, 1991, between Registrant and Citibank, N.A., as trustee, relating to unlimited amounts of debt securities, which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors (the “December 1991 Indenture”).

Incorporated by reference to Exhibit 4(a) to Registrant's Registration Statement Nos. 33-44597, 33-49177 and 33-54629. See SEC File Number 001-04471.

4(a)(2)
Instrument of Resignation, Appointment and Acceptance dated as of February 1, 2001, among Registrant, Citibank, N.A., as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to the December 1991 Indenture.

Incorporated by reference to Exhibit 4(a)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on June 7, 2001. See SEC File Number 001-04471.

4(a)(3)
Instrument of Resignation, Appointment and Acceptance dated as of July 30, 2008, among Registrant, Wilmington Trust Company, as prior trustee, Citibank,, N.A. as prior paying agent, registrar and issuing and paying agent, and The Bank of New York Mellon, as successor trustee, relating to the December 1991 Indenture.

Incorporated by reference to Exhibit 4(a)(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.

4(b)(1)
Indenture, dated as of June 25, 2003, between Registrant and Wells Fargo, as trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Registrant when and as authorized by or pursuant to a resolution of Registrant's Board of Directors (the “June 25, 2003 Indenture”).

Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 25, 2003. See SEC File Number 001-04471.

4(b)(2)	Form of Third Supplemental Indenture, dated as of March 20, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(6) to Registrant's Current Report on Form 8-K dated March 20, 2006. See SEC File Number 001-04471.

4(b)(3)	Form of Fourth Supplemental Indenture, dated as of August 18, 2006, to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(7) to Registrant's Current Report on Form 8-K dated August 18, 2006. See SEC File Number 001-04471.

4(b)(4)	Form of Sixth Supplemental Indenture, dated as of May 17, 2007 to the June 25, 2003 Indenture.

Incorporated by reference to Exhibit 4(b)(2) to Registrant's Registration Statement No. 333-142900. See SEC File Number 001-04471.

4(c)
Form of Credit Agreement dated as of December 16, 2011 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and BNP Paribas Securities Corp. as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).

Incorporated by reference to Exhibit 4(d) to Registrant's Current Report on Form 8-K dated December 16, 2011. See SEC File Number 001-04471.

4(d)	Form of Indenture dated as of December 4, 2009 between Xerox Corporation and the Bank of New York Mellon, as trustee, relating to an unlimited amount of senior debt securities.

Incorporated by reference to Exhibit 4(b)(5) to Post-Effective Amendment No. 1 to Registrant's Registration Statement No. 333-142900. See SEC File Number 001-04471.

4(e)(1)	Indenture, dated as of June 6, 2005, by and between Affiliated Computer Services, Inc. (“ACS”) as Issuer and The Bank of New York Trust Company, N.A. as Trustee (the “June 6, 2005 Indenture”).

Incorporated by reference to Exhibit 4.1 to ACS's Current Report on Form 8-K, filed June 6, 2005. See SEC File Number 001-12665.

4(e)(2)	Second Supplemental Indenture, dated as of June 6, 2005, to the June 6, 2005 Indenture.

Incorporated by reference to Exhibit 4.3 to ACS's Current Report on Form 8-K, filed June 6, 2005. See SEC File Number 001-12665.

4(e)(3)	Third Supplemental Indenture, dated as of February 5, 2010, to the June 6, 2005 Indenture between Boulder Acquisition Corp., the successor to ACS, and The Bank of New York Trust Company, N.A.

Incorporated by reference to Exhibit 4(j)(4) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.

4(f)
Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis have not been filed. Registrant agrees to furnish to the Commission a copy of each such instrument upon request.

10
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2012 Proxy Statement are preceded by an asterisk (*).

*10(a)(1)	Registrant's Form of Separation Agreement (with salary continuance) - February 2010.

Incorporated by reference to Exhibit 10(a)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.

*10(a)(2)	Registrant's Form of Separation Agreement (without salary continuance) - February 2010.

Incorporated by reference to Exhibit 10(a)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.

*10(b)(1)	Registrant's 1991 Long-Term Incentive Plan, as amended and restated December 4, 2007 (“1991 LTIP”).

Incorporated by reference to Exhibit 10(b)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

*10(b)(2)	Form of Agreements under 1991 LTIP, as amended through July 12, 2007.

Incorporated by reference to Exhibit 10(b)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

*10(b)(3)	Amendment dated December 4, 2007 to 1991 LTIP.

Incorporated by reference to Exhibit 10(b)(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

10(c)(1)	Registrant's 1996 Non-employee Director Stock Option Plan, as amended and restated December 5, 2007 (“1996 NDSOP”).

Incorporated by reference to Exhibit 10(c)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

10(c)(2)	Amendment dated December 5, 2007 to 1996 NDSOP.

Incorporated by reference to Exhibit 10(c)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

10(d)(1)	Registrant's 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated December 5, 2007 (“2004 ECPNED”).

Incorporated by reference to Exhibit 10(d)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

10(d)(2)	Form of Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(2) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005. See SEC File Number 001-04471.

10(d)(3)	Form of Grant Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005. See SEC File Number 001-04471.

10(d)(4)	Form of DSU Deferral under 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(4) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005. See SEC File Number 001-04471.

10(d)(5)	Amendment dated December 5, 2007 to 2004 ECPNED.

Incorporated by reference to Exhibit 10(d)(5) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

*10(e)(1)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of December 6, 2005 (“2004 PIP”).

Incorporated by reference to Exhibit 10(e)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See SEC File Number 001-04471.

*10(e)(2)	Form of Amendment to Agreements under 2004 PIP.

Incorporated by reference to Exhibit 10(e)(7) to Registrant's Current Report on Form 8-K dated May 19, 2005. See SEC File Number 001-04471.

*10(e)(3)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of February 15, 2007 (“2007 PIP”).

Incorporated by reference to Exhibit 10(e)(10) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See SEC File Number 001-04471.

*10(e)(4)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of December 4, 2007 (“2007-2 PIP”).

Incorporated by reference to Exhibit 10(e)(15) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

*10(e)(5)	Amendment dated December 4, 2007 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(20) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

*10(e)(6)	Amendment No. 1 dated December 17, 2008 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.

*10(e)(7)	Amendment No. 2 dated February 16, 2009 to 2007-2 PIP.

Incorporated by reference to Exhibit 10(e)(23) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. See SEC File Number 001-04471.

*10(e)(8)	Performance Elements for 2009 Executive Long-Term Incentive Program (“2009 ELTIP”).

Incorporated by reference to Item 5.02 of Registrant's Current Report on Form 8-K dated June 30, 2009. See SEC File Number 001-04471.

*10(e)(9)	Form of Executive Long-Term Incentive Program Award Agreement under 2009 ELTIP.

Incorporated by reference to Exhibit 10(e)(23) to Registrant's Current Report on Form 8-K dated June 30, 2009. See SEC File Number 001-04471.

*10(e)(10)	Form of Executive Long-Term Incentive Program Award Summary under 2009 ELTIP.

Incorporated by reference to Exhibit 10(e)(24) to Registrant's Current Report on Form 8-K dated June 30, 2009. See SEC File Number 001-04471.

*10(e)(11)	Annual Performance Incentive Plan for 2010.

Incorporated by reference to Exhibit 10(e)(14) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.

*10(e)(12)	Performance Elements for 2010 Executive Long-Term Incentive Program (“2010 ELTIP”).

Incorporated by reference to Exhibit 10(e)(21) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.

*10(e)(13)	Form of Executive Long-Term Incentive Program Award Agreement under 2010 ELTIP.

Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.

*10(e)(14)	Form of Executive Long-Term Incentive Program Award Summary under 2010 ELTIP.

Incorporated by reference to Exhibit 10(e)(23) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.

*10(e)(15)	Registrant's 2004 Performance Incentive Plan, as amended and restated May 20, 2010.

Incorporated by reference to Exhibit 10(e)(24) to Registrant's Current Report on Form 8-K dated May 20, 2010. See SEC File Number 001-04471.

*10(e)(16)	Annual Performance Incentive Plan 2011

*10(e)(17)	Performance Elements for 2011 Executive Long-Term Incentive Program (“2011 ELTIP”)

Incorporated by reference to Exhibit 10(e)(20) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.

*10(e)(18)	Form of Executive Long-Term Incentive Award under 2011 ELTIP

Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.

*10(e)(19)	Form of Executive Long-Term Incentive Program Award Summary under 2011 ELTIP

Incorporated by reference to Exhibit 10(e)(21) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.

*10(e)(20)	Annual Performance Incentive Plan 2012.

*10(e)(21)	Performance Elements for 2012 Executive Long-Term Incentive Program (“2012 ELTIP”).

*10(e)(22)	Form of Executive Long-Term Incentive Award under 2012 ELTIP (Performance Shares).

*10(e)(23)	Form of Executive Long-Term Incentive Program Award Summary under 2012 ELTIP (Performance Shares).

10(e)(24)	Form of Executive Long-Term Incentive Program Restricted Stock Unit Retention Award Summary under 2012 ELTIP.

10(e)(25)	Form of Restricted Stock Unit Retention Award under 2012 ELTIP.

*10(f)	[Reserved]

*10(g)(1)	2004 Restatement of Registrant's Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2007 USERP”).

Incorporated by reference to Exhibit 10(g)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

*10(g)(2)	Amendment dated December 4, 2007 to Registrant's 2007 USERP.

Incorporated by reference to Exhibit 10(g)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

*10(g)(3)	Amendment No. 1 dated December 11, 2008 to Registrant's 2007 USERP.

Incorporated by reference to Exhibit 10(g)(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.

*10(g)(4)	Amendment No. 2 dated April 28, 2011 to Registrant's 2007 USERP.

Incorporated by reference to Exhibit 10(g)(4) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. See SEC File Number 001-04471.

*10(g)(5)	Amendment No. 3 dated December 7, 2011 to Registrant's 2007 USERP.

Incorporated by reference to Exhibit 10(g)(5) to Registrant's Current Report on Form 8-K dated December 7, 2011. See SEC File Number 001-04471.

10(h)	1996 Amendment and Restatement of Registrant's Restricted Stock Plan for Directors, as amended through February 4, 2002.

Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. See SEC File Number 001-04471.

*10(i)(1)	Form of Severance Letter Agreement entered into with various executive officers, effective October 12, 2007 (“2007 Severance Letter”).

Incorporated by reference to Exhibit 10(i)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

*10(i)(2)	Amendment dated December 4, 2007 to 2007 Severance Letter.

Incorporated by reference to Exhibit 10(i)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

*10(i)(3)	Amendment dated December 17, 2008 to 2007 Severance Letter.

Incorporated by reference to Exhibit 10(i)(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.

*10(j)(1)	Registrant's Universal Life Plan effective July 1, 2003.

Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. See SEC File Number 001-04471.

*10(j)(2)	Amendment No. 3 to Registrant's Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(2) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006. See SEC File Number 001-04471.

*10(j)(3)	Amendment No. 4 dated September 28, 2009 to Registrant's Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009. See SEC File Number 001-04471.

*10(j)(4)	Amendment No. 5 dated May 6, 2011 to Registrant's Universal Life Plan.

Incorporated by reference to Exhibit 10(j)(4) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. See SEC File Number 001-04471.

10(k)(1)	Registrant's Deferred Compensation Plan for Directors, as amended and restated December 5, 2007 (“DCPD”).

Incorporated by reference to Exhibit 10(k)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

10(k)(2)	Amendment dated December 5, 2007 to DCPD.

Incorporated by reference to Exhibit 10(k)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.

10(k)(3)	Amendment No. 2 dated May 17, 2010 to DCPD.

Incorporated by reference to Exhibit 10(k)(3) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. See SEC File Number 001-04471.

*10(l)	Registrant's Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.

Incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004. See SEC File Number 001-04471.

*10(m)	Registrant's 1998 Employee Stock Option Plan, as amended through October 9, 2000.

Incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.

10(n)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See SEC File Number 001-04471.

*10(o)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Registrant.

Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.

10(p)	2006 Technology Agreement, effective as of April 1, 2006, by and between Registrant and Fuji Xerox Co., Ltd.

Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated March 9, 2006. See SEC File Number 001-04471.**

*10(q)	Form of Severance Agreement entered into with various executive officers, effective October 2010.

Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.

*10(r)	Senior Executive Agreement dated September 27, 2009 among ACS, Registrant and Lynn Blodgett.

Incorporated by reference to Exhibit 10.2 to ACS's Current Report on Form 8-K dated September 27, 2009. See SEC File Number 001-12665.

*10(s)(1)	Affiliated Compter Services, Inc. (“ACS”) 1997 Stock Incentive Plan (“ACS 1997 SIP”)

Incorporated by reference to Appendix D to ACS's Joint Proxy Statement on Schedule 14A, filed November 14, 1997. See SEC File Number 001-12665.

*10(s)(2)	Amendment No. 1 dated October 28, 2004 to ACS 1997 SIP.

Incorporated by reference to Exhibit 4.6 to ACS's Registration Statement on Form S-8, filed December 6, 2005. See SEC File Number 001-12665.

*10(t)	ACS Amended and Restated 2007 Equity Incentive Plan.

Incorporated by reference to Exhibit 10.1 to ACS's Current Report on Form 8-K filed August 21, 2009. See SEC File Number 001-12665.

*10(u)	ACS Senior Executive Annual Incentive Plan.

Incorporated by reference to Exhibit A to ACS's Proxy Statement on Schedule 14A, filed April 14, 2009. See SEC File Number 001-12665.

*10(v)	ACS 401(k) Supplemental Plan, effective as of July 1, 2000, as amended.

Incorporated by reference to Exhibit 10.15 to ACS's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. See SEC File Number 001-12665.

*10(w)	ACS Executive Benefit Plan, effective as of January 1, 2002, as amended.

Incorporated by reference to Exhibit 10.15 to ACS's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. See SEC File Number 001-12665.

*10(x)	Letter Agreement dated December 20, 2010 between Registrant and Luca Maestri, Executive Vice President and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(cc) to Registrant's Current Report on Form 8-K dated January 25, 2011. See SEC File Number 001-04471.

*10(y)	Master Plan Amendment dated May 2, 2011 to Registrant-Sponsored Benefit Plans.

Incorporated by reference to Exhibit 10(bb) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. See SEC File Number 001-04471.

12	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

13	Registrant's 2011 Annual Report to Shareholders.

21	Subsidiaries of Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

**Pursuant to the Freedom of Information Act and/or a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.