Form 10-Q
period 2012-03-31
XEROX CORP
filed 2012-05-02
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at March 31, 2012
Common Stock, $1 par value	1,347,747,980 shares

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements, environmental regulations and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; our ability to expand equipment placements; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; our ability to recover capital investments; development of new products and services; our ability to protect our intellectual property rights; interest rates, cost of borrowing and access to credit markets; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; reliance on third parties for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

XEROX CORPORATION
FORM 10-Q
March 31, 2012

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2012	2011
Revenues
Sales	$1,588	$1,671
Service, outsourcing and rentals	3,767	3,632
Finance income	148	162
Total Revenues	5,503	5,465
Costs and Expenses
Cost of sales	1,052	1,090
Cost of service, outsourcing and rentals	2,690	2,514
Equipment financing interest	53	60
Research, development and engineering expenses	173	184
Selling, administrative and general expenses	1,068	1,119
Restructuring and asset impairment charges	17	(15)
Amortization of intangible assets	82	85
Other expenses, net	55	78
Total Costs and Expenses	5,190	5,115
Income before Income Taxes and Equity Income	313	350
Income tax expense	77	95
Equity in net income of unconsolidated affiliates	40	34
Net Income	276	289
Less: Net income attributable to noncontrolling interests	7	8
Net Income Attributable to Xerox	$269	$281
Basic Earnings per Share	$0.20	$0.20
Diluted Earnings per Share	$0.19	$0.19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2012 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2012	2011
Net Income	$276	$289
Less: Net income attributable to noncontrolling interests	7	8
Net Income Attributable to Xerox	$269	$281

Other Comprehensive Income (Loss)(1):
Translation adjustments, net	$160	$297
Unrealized losses, net	(43)	(21)
Changes in defined benefit plans, net	(54)	(36)
Other Comprehensive Income, net	63	240
Less: Other comprehensive income attributable to noncontrolling interests	1	—
Other Comprehensive Income Attributable to Xerox	$62	$240

Comprehensive Income, net	$339	$529
Less: Comprehensive income attributable to noncontrolling interests	8	8
Comprehensive Income Attributable to Xerox	$331	$521

(1) Refer to Note 15 - Comprehensive Income for gross components of comprehensive income, reclassification adjustments out of accumulated other comprehensive income and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2012 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1,514	$902
Accounts receivable, net	2,909	2,600
Billed portion of finance receivables, net	155	166
Finance receivables, net	2,139	2,165
Inventories	1,065	1,021
Other current assets	1,100	1,058
Total current assets	8,882	7,912
Finance receivables due after one year, net	3,976	4,031
Equipment on operating leases, net	536	533
Land, buildings and equipment, net	1,603	1,612
Investments in affiliates, at equity	1,338	1,395
Intangible assets, net	2,989	3,042
Goodwill	8,918	8,803
Deferred tax assets, long-term	638	672
Other long-term assets	2,271	2,116
Total Assets	$31,151	$30,116
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,145	$1,545
Accounts payable	1,758	2,016
Accrued compensation and benefits costs	794	757
Unearned income	407	432
Other current liabilities	1,691	1,631
Total current liabilities	5,795	6,381
Long-term debt	8,483	7,088
Pension and other benefit liabilities	2,369	2,487
Post-retirement medical benefits	930	925
Other long-term liabilities	834	861
Total Liabilities	18,411	17,742
Series A Convertible Preferred Stock	349	349
Common stock	1,348	1,353
Additional paid-in capital	6,318	6,317
Treasury stock, at cost	(3)	(124)
Retained earnings	7,250	7,046
Accumulated other comprehensive loss	(2,654)	(2,716)
Xerox shareholders’ equity	12,259	11,876
Noncontrolling interests	132	149
Total Equity	12,391	12,025
Total Liabilities and Equity	$31,151	$30,116
Shares of common stock issued	1,348,159	1,352,849
Treasury stock	(411)	(15,508)
Shares of common stock outstanding	1,347,748	1,337,341

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2012 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2012	2011
Cash Flows from Operating Activities:
Net income	$276	$289
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	313	291
Provision for receivables	27	25
Provision for inventory	10	13
Undistributed equity in net income of unconsolidated affiliates	(31)	(33)
Stock-based compensation	31	32
Restructuring and asset impairment charges	17	(15)
Payments for restructurings	(39)	(57)
Contributions to defined benefit pension plans	(79)	(44)
Increase in accounts receivable and billed portion of finance receivables	(452)	(271)
Collections of deferred proceeds from sales of receivables	96	87
Increase in inventories	(34)	(100)
Increase in equipment on operating leases	(67)	(61)
Decrease in finance receivables	164	95
Increase in other current and long-term assets	(101)	(79)
Decrease in accounts payable and accrued compensation	(144)	(233)
Decrease in other current and long-term liabilities	(35)	(86)
Net change in income tax assets and liabilities	43	121
Net change in derivative assets and liabilities	21	23
Other operating, net	(31)	(27)
Net cash used in operating activities	(15)	(30)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(91)	(71)
Proceeds from sales of land, buildings and equipment	4	2
Cost of additions to internal use software	(37)	(40)
Acquisitions, net of cash acquired	(87)	(43)
Net change in escrow and other restricted investments	(3)	(1)
Net cash used in investing activities	(214)	(153)
Cash Flows from Financing Activities:
Net proceeds on debt	998	13
Common stock dividends	(57)	(60)
Preferred stock dividends	(6)	(6)
Proceeds from issuances of common stock	7	19
Excess tax benefits from stock-based compensation	—	2
Payments to acquire treasury stock, including fees	(50)	—
Repurchases related to stock-based compensation	—	(3)
Distributions to noncontrolling interests	(57)	(7)
Net cash provided by (used in) financing activities	835	(42)
Effect of exchange rate changes on cash and cash equivalents	6	14
Increase (decrease) in cash and cash equivalents	612	(211)
Cash and cash equivalents at beginning of period	902	1,211
Cash and Cash Equivalents at End of Period	$1,514	$1,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2012 Form 10-Q

XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context specifically requires otherwise.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2011 Annual Report to Shareholders, which is incorporated by reference in our 2011 Annual Report on Form 10-K (“2011 Annual Report”), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2011 Annual Report.
In our opinion, all adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income.”

Note 2 – Recent Accounting Pronouncements
Fair Value Accounting: In May 2011, the FASB issued ASU 2011-04, which amended Fair Value Measurements and Disclosures - Overall (ASC Topic 820-10) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are consistent between U.S. GAAP and International Financial Reporting Standards. This update changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for level 3 fair value measurements. We adopted this update prospectively effective for our fiscal year beginning January 1, 2012. This update did not have a material effect on our financial condition, results of operations or disclosures.
Balance Sheet Offsetting: In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the Balance Sheet and instruments and transactions subject to an agreement similar to a master netting arrangement to enable users of their financial statements to understand the effects of offsetting and related arrangements on their financial position. This update is effective for our fiscal year beginning January 1, 2013 and must be applied retrospectively. The principal impact from this update will be to expand disclosures regarding our financial instruments. We currently report our derivative assets and liabilities on a gross basis in the Balance Sheet even in those instances where offsetting may be allowed under a master netting agreement.

Note 3 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. We report our financial performance based on the following two primary reportable segments – Services and Technology. Our Services segment operations involve delivery of a broad range of services including business process, document and IT outsourcing. Our Technology segment includes the sale and support of a broad range of document systems from entry level to high-end.
The Services segment is comprised of three outsourcing service offerings:

•	Business Process Outsourcing ("BPO")

•	Document Outsourcing (which includes Managed Print Services) ("DO")

•	Information Technology Outsourcing ("ITO")

Xerox 2012 Form 10-Q

Business process outsourcing services include service arrangements where we manage a customer’s business activity or process. Document outsourcing services include service arrangements that allow customers to streamline, simplify and digitize document-intensive business processes through automation and deployment of software applications and tools and the management of their printing needs. Document outsourcing services also include revenues from our partner print services offerings. Information technology outsourcing services include service arrangements where we manage a customer’s IT-related activities, such as application management and application development, data center operations or testing and quality assurance.
Our Technology segment is centered on strategic product groups, which share common technology, manufacturing and product platforms. This segment includes the sale of document systems and supplies, technical services and product financing. Our products range from:

•	“Entry,” which includes A4 devices and desktop printers; to

•
“Mid-range,” which includes A3 devices that generally serve workgroup environments in midsize to large enterprises and includes products that fall into the following market categories: Color 41+ ppm priced at less than $100K and Light Production 91+ ppm priced at less than $100K; to

•	“High-end,” which includes production printing and publishing systems that generally serve the graphic communications marketplace and large enterprises.
The segment classified as Other includes several units, none of which meet the thresholds for separate segment reporting. This group primarily includes Xerox Supplies Business Group (predominantly paper sales), licensing revenues, GIS network integration solutions and electronic presentation systems and non-allocated Corporate items including non-financing interest, as well as other items included in Other expenses, net.
Operating segment revenues and profitability were as follows:

	Three Months Ended March 31,
	Segment Revenue	Segment Profit (Loss)
2012
Services	$2,821	$263
Technology	2,338	245
Other	344	(52)
Total	$5,503	$456
2011
Services	$2,584	$266
Technology	2,495	266
Other	386	(66)
Total	$5,465	$466

	Three Months Ended March 31,
Reconciliation to Pre-tax Income	2012	2011
Segment Profit	$456	$466
Reconciling items:
Restructuring and asset impairment charges	(17)	15
Restructuring charges of Fuji Xerox	(4)	(11)
Amortization of intangible assets	(82)	(85)
Equity in net income of unconsolidated affiliates	(40)	(34)
Other	—	(1)
Pre-tax Income	$313	$350

Xerox 2012 Form 10-Q

Note 4 – Acquisitions

In February 2012, we acquired RK Dixon, a leading provider of IT services, copiers, printers and managed print services for approximately $58. The acquisition furthers our coverage of central Illinois and eastern Iowa, building on our strategy to create a nationwide network of locally-based companies focused on customers' needs to improve business performance through efficiencies.

RK Dixon is included within our Technology segment. Additionally, our Services segment acquired two businesses during the three months ended March 31, 2012 for a total of $29 in cash. The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were primarily allocated to intangible assets and goodwill based on third-party valuations and management’s estimates.

Note 5 – Receivables, Net
Accounts Receivable Sales Arrangements
We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivable without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. One of the facilities in the U.S. enables us to sell receivables on a revolving basis to a wholly-owned consolidated bankruptcy-remote special purpose subsidiary, which in turn sells such receivables to a third-party commercial paper conduit. Receivables of $92 were sold under this revolving facility program in the three months ended March 31, 2012.
The agreements involve the sale of entire groups of accounts receivable for cash. In certain instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $148 and $97 at March 31, 2012 and December 31, 2011, respectively. The balance at March 31, 2012 includes receivables of $41 held by the bankruptcy-remote subsidiary, noted in the revolving arrangement above, which are not available to satisfy any of our creditor obligations.
Under most of the agreements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material. Of the accounts receivable sold and derecognized from our Balance Sheet, $809 and $815 remained uncollected as of March 31, 2012 and December 31, 2011, respectively. Accounts receivables sales were as follows:

	Three Months Ended March 31,
	2012	2011
Accounts receivable sales	$875	$730
Deferred proceeds	147	94
Fees associated with sales	6	4
Estimated decrease to operating cash flows(1)	(68)	(24)
 ____________________________

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.

Xerox 2012 Form 10-Q

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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

	United States	Canada	Europe	Other(3)	Total
Allowance for Credit Losses:
Balance at December 31, 2011	$75	$33	$91	$2	$201
Provision	2	1	12	—	15
Charge-offs	(4)	(3)	(12)	—	(19)
Recoveries and other(1)	1	2	2	1	6
Balance at March 31, 2012	74	33	93	3	203
Finance receivables as of March 31, 2012 collectively evaluated for impairment(2)	$2,889	$829	$2,614	$136	$6,468

Allowance for Credit Losses:
Balance at December 31, 2010	$91	$37	$81	$3	$212
Provision	7	4	11	—	22
Charge-offs	(10)	(5)	(8)	—	(23)
Recoveries and other(1)	(1)	2	3	—	4
Balance at March 31, 2011	87	38	87	3	215
Finance receivables as of March 31, 2011 collectively evaluated for impairment(2)	$3,074	$874	$2,865	$76	$6,889
 _____________________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $5 and $11, and the allowance for credit losses of $203 and $215 at March 31, 2012 and 2011, respectively.

(3)	Includes developing market countries and smaller units.
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

•
Non-investment grade: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. This rating generally equates to a BB S&P rating. Although we experience higher loss rates associated with this customer class, we believe the risk is somewhat mitigated by the fact that our leases are fairly well dispersed across a large and diverse customer base. In addition, the higher loss rates are largely offset by the higher rates of return we obtain on such leases. Loss rates in this category are generally in the range of 2% to 4%.

•
Substandard: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. We use numerous strategies to mitigate risk including higher rates of interest, prepayments, personal guarantees and etc. Accounts in this category include customers who were downgraded during the term of the lease from investment and non-investment grade status when the lease was originated. Accordingly, there is a distinct possibility for a loss of principal and interest or customer default. The loss rates in this category are around 10%.

Xerox 2012 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	March 31, 2012
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and Other Services	$346	$364	$144	$854
Government and Education	784	22	4	810
Graphic Arts	123	192	171	486
Industrial	171	84	31	286
Healthcare	120	49	26	195
Other	89	106	63	258
Total United States	1,633	817	439	2,889
Finance and Other Services	153	113	51	317
Government and Education	121	10	4	135
Graphic Arts	39	39	35	113
Industrial	59	42	33	134
Other	75	44	11	130
Total Canada	447	248	134	829
France	242	360	89	691
U.K./Ireland	208	163	58	429
Central(1)	332	480	59	871
Southern(2)	214	246	61	521
Nordics(3)	65	34	3	102
Total Europe	1,061	1,283	270	2,614
Other	97	32	7	136
Total	$3,238	$2,380	$850	$6,468

	December 31, 2011
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and Other Services	$349	$380	$160	$889
Government and Education	821	20	4	845
Graphic Arts	126	200	172	498
Industrial	180	83	32	295
Healthcare	130	42	28	200
Other	97	93	76	266
Total United States	1,703	818	472	2,993
Finance and Other Services	153	118	51	322
Government and Education	121	9	4	134
Graphic Arts	36	39	35	110
Industrial	56	41	34	131
Other	74	42	12	128
Total Canada	440	249	136	825
France	246	354	92	692
U.K./Ireland	201	162	54	417
Central(1)	330	494	57	881

Xerox 2012 Form 10-Q

Southern(2)	219	256	63	538
Nordics(3)	60	39	3	102
Total Europe	1,056	1,305	269	2,630
Other	75	26	7	108
Total	$3,274	$2,398	$884	$6,556
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

Xerox 2012 Form 10-Q

	March 31, 2012
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and Other Services	$14	$4	$2	$20	$834	$854	$22
Government and Education	18	6	4	28	782	810	52
Graphic Arts	13	2	1	16	470	486	13
Industrial	7	2	1	10	276	286	10
Healthcare	4	2	1	7	188	195	9
Other	6	1	—	7	251	258	6
Total United States	62	17	9	88	2,801	2,889	112
Canada	3	3	1	7	822	829	26
France	1	1	1	3	688	691	13
U.K./Ireland	5	1	3	9	420	429	4
Central(1)	4	3	4	11	860	871	53
Southern(2)	21	10	12	43	478	521	83
Nordics(3)	1	—	—	1	101	102	—
Total Europe	32	15	20	67	2,547	2,614	153
Other	3	—	—	3	133	136	1
Total	$100	$35	$30	$165	$6,303	$6,468	$292

	December 31, 2011
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and Other Services	$18	$4	$1	$23	$866	$889	$15
Government and Education	21	5	2	28	817	845	29
Graphic Arts	16	2	1	19	479	498	7
Industrial	7	2	1	10	285	295	6
Healthcare	5	2	—	7	193	200	5
Other	8	1	—	9	257	266	4
Total United States	75	16	5	96	2,897	2,993	66
Canada	3	2	1	6	819	825	27
France	1	1	1	3	689	692	16
U.K./Ireland	3	2	3	8	409	417	4
Central(1)	7	2	3	12	869	881	46
Southern(2)	31	4	13	48	490	538	82
Nordics(3)	1	—	—	1	101	102	—
Total Europe	43	9	20	72	2,558	2,630	148
Other	2	1	—	3	105	108	—
Total	$123	$28	$26	$177	$6,379	$6,556	$241
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2012 Form 10-Q

Note 6 – Inventories
The following is a summary of Inventories by major category:

	March 31, 2012	December 31, 2011
Finished goods	$897	$866
Work-in-process	56	58
Raw materials	112	97
Total Inventories	$1,065	$1,021

Note 7 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2012	2011
Fuji Xerox	$37	$31
Other investments	3	3
Total Equity in Net Income of Unconsolidated Affiliates	$40	$34
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income for the three months ended March 31, 2012 and 2011 includes after-tax restructuring charges of $4 and $11, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended March 31,
	2012	2011
Summary of Operations:
Revenues	$3,330	$3,092
Costs and expenses	3,084	2,897
Income before income taxes	246	195
Income tax expense	97	60
Net Income	149	135
Less: Net income – noncontrolling interests	1	1
Net Income – Fuji Xerox	$148	$134
Weighted Average Rate(1)	79.72	82.12
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2012 Form 10-Q

Note 8 – Restructuring Programs
During the first quarter 2012, we recorded net restructuring and asset impairment charges of $17, which included approximately $22 of severance costs related to headcount reductions of approximately 500 employees primarily in North America, and $2 of asset impairment charges. These costs were partially offset by $7 of net reversals for changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the three months ended March 31, 2012 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance December 31, 2011	$116	$7	$—	$123
Restructuring provision	22	—	2	24
Reversals of prior accruals	(7)	—	—	(7)
Net current period charges(1)	15	—	2	17
Charges against reserve and currency	(37)	—	(2)	(39)
Balance March 31, 2012	$94	$7	$—	$101
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2012	2011
Charges against reserve	$(39)	$(53)
Asset impairment	2	—
Effects of foreign currency and other non-cash items	(2)	(4)
Cash Payments for Restructurings	$(39)	$(57)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
	2012	2011
Services	$3	$(1)
Technology	17	(12)
Other	(3)	(2)
Total Net Restructuring Charges	$17	$(15)

We expect to incur additional restructuring charges of approximately $20 to $40 in the second quarter 2012 for actions and initiatives which have not yet been finalized. The additional restructuring actions are related to continuing cost-reduction activities and productivity improvements.

Xerox 2012 Form 10-Q

Note 9 – Debt
Debt Exchange
In February 2012, we completed an exchange of our 5.71% Zero Coupon Notes due 2023 with an accreted book value at the date of the exchange of $303, for $362 of our 4.50% Senior Notes due 2021. Accordingly, this increased the principal amount for our 4.50% Senior Notes due 2021 from $700 to $1,062. The exchange was conducted to retire high-interest, long-dated debt in a favorable interest rate environment. The debt exchange was accounted for as a non-revolving debt modification and, therefore, it did not result in any gain or loss. The difference between the book value of our Zero Coupon Notes and the principal value of the Senior Notes issued in exchange will be accreted over the remaining term of the Senior Notes. Upfront fees paid to third parties in connection with the exchange were not material and were expensed as incurred.
Senior Notes
In March 2012, we issued $600 of Floating Rate Senior Notes due 2013 (the “2013 Floating Rate Notes”) and $500 of 2.95% Senior Notes due 2017 (the “2017 Senior Notes”). The 2013 Floating Rate Notes were issued at par and the 2017 Senior Notes were issued at 99.875% of par, resulting in aggregate net proceeds for both notes of approximately $1,093. The 2013 Floating Rate Notes accrue interest at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 1.400% and are payable quarterly. The 2017 Senior Notes accrue interest at a rate of 2.95% per annum and are payable semi-annually. As a result of the discount, they have a weighted average effective interest rate of 2.977%. In conjunction with the issuance of these Senior Notes, debt issuance costs of $6 were deferred. This debt issuance partially pre-funds the May 2012 maturity of our $1,100 of 5.59% Senior Notes.

Note 10 – Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended March 31,
	2012	2011
Interest expense(1)	$109	$127
Interest income(2)	151	169
_____________________________

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Note 11 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
At March 31, 2012 and December 31, 2011, we did not have any interest rate swaps outstanding.
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

Xerox 2012 Form 10-Q

Summary of Foreign Exchange Hedging Positions
At March 31, 2012, we had outstanding forward exchange and purchased option contracts with gross notional values of $4,041, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 80% of these contracts mature within three months, 10% in three to six months and 10% in six to twelve months.

The following is a summary of the primary hedging positions and corresponding fair values as of March 31, 2012:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Japanese Yen/U.S. Dollar	$618	$(19)
Euro/U.K. Pound Sterling	616	(11)
Japanese Yen/Euro	546	(17)
U.S. Dollar/Euro	525	—
U.K. Pound Sterling/U.S. Dollar	217	—
U.S. Dollar/U.K. Pound Sterling	196	(5)
Canadian Dollar/Euro	174	(1)
U.K. Pound Sterling/Euro	171	1
Euro/Swiss Franc	122	—
Swiss Franc/Euro	95	—
Swedish Krona/Euro	89	—
Euro/Swedish Krona	77	(1)
Mexican Peso/U.S. Dollar	60	(1)
Euro/Japanese Yen	54	1
Euro/Norwegian Krone	50	—
U.S. Dollar/Japanese Yen	46	—
Indian Rupee/U.S. Dollar	46	(3)
Euro/Danish Krone	45	—
All Other	294	1
Total Foreign Exchange Hedging	$4,041	$(55)
_____________________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at March 31, 2012.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net (liability) asset fair value of these contracts was $(27) and $26 as of March 31, 2012 and December 31, 2011, respectively.

Xerox 2012 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$10	$37
	Other current liabilities	(37)	(11)
	Net Designated (Liability)Asset	$(27)	$26

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$5	$21
	Other current liabilities	(33)	(20)
	Net Undesignated (Liability) Asset	$(28)	$1

Summary of Derivatives	Total Derivative Assets	$15	$58
	Total Derivative Liabilities	(70)	(31)
	Net Derivative (Liability) Asset	$(55)	$27
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income Three Months Ended March 31,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended March 31
		2012	2011	2012	2011
Interest rate contracts	Interest expense	$—	$(1)	$—	$1

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended March 31,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended March 31,
	2012	2011		2012	2011
Foreign exchange contracts – forwards	$(44)	$(27)	Cost of sales	$16	$3
No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At March 31, 2012, net losses of $18 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Xerox 2012 Form 10-Q

Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended March 31,
	Location of Derivative Gain (Loss)	2012	2011
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$(18)	$(31)
During the three months ended March 31, 2012 and 2011, we recorded Currency losses, net of $0 and $1, respectively. Currency losses, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Note 12 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2012	December 31, 2011
Assets:
Foreign exchange contracts-forwards	$15	$58
Deferred compensation investments in cash surrender life insurance	74	69
Deferred compensation investments in mutual funds	23	23
Total	$112	$150
Liabilities:
Foreign exchange contracts-forwards	$70	$31
Deferred compensation plan liabilities	104	97
Total	$174	$128
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
Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,514	$1,514	$902	$902
Accounts receivable, net	2,909	2,909	2,600	2,600
Short-term debt	1,145	1,136	1,545	1,622
Long-term debt	8,483	9,022	7,088	7,497

Xerox 2012 Form 10-Q

The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short- and Long-term debt was estimated based on quoted market prices for publicly-traded securities or on the current rates offered to us for debt of similar maturities. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Note 13 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Pension Benefits		Retiree Health
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Components of Net Periodic Benefit Costs:
Service cost	$51	$48	$2	$2
Interest cost	115	118	11	12
Expected return on plan assets	(129)	(127)	—	—
Recognized net actuarial loss	27	17	—	—
Amortization of prior service credit	(6)	(6)	(10)	(10)
Recognized settlement loss	16	30	—	—
Defined benefit plans	74	80	3	4
Defined contribution plans	16	16	—	—
Net periodic benefit cost	90	96	3	4

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial gain	(1)	—	—	—
Amortization of net prior service credit	6	6	10	10
Amortization of net actuarial losses	(43)	(47)	—	—
Total recognized in Other Comprehensive Income(1)	(38)	(41)	10	10
Total recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$52	$55	$13	$14
_____________________________

(1)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 15 - Comprehensive Income for related tax effects and the after-tax amounts.

Contributions: During the three months ended March 31, 2012, we made cash contributions of $79 and $12 to our defined benefit plans and our other post-retirement benefit plans, respectively. In March 2012, we also elected to make a contribution of 15.4 million shares of our common stock, with an aggregate value of approximately $130 to our U.S. defined benefit pension plan for salaried employees in order to meet our planned level of funding. We presently anticipate additional cash contributions of $351 to our defined benefit pension plans and $68 to our other post-retirement benefit plans in 2012 for a total cash contribution of $430 ($560 total cash and stock contribution) and $80, respectively.

Xerox 2012 Form 10-Q

Note 14 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$1,353	$6,317	$(124)	$7,046	$(2,716)	$11,876	$149	$12,025
Comprehensive income, net	—	—	—	269	62	331	8	339
Cash dividends declared-common stock(2)	—	—	—	(59)	—	(59)	—	(59)
Cash dividends declared-preferred stock(3)	—	—	—	(6)	—	(6)	—	(6)
Contribution of common stock to U.S. pension plan(4)	15	115	—	—	—	130	—	130
Stock option and incentive plans	1	37	—	—	—	38	—	38
Tax loss on stock option and incentive plans, net	—	(1)	—	—	—	(1)	—	(1)
Payments to acquire treasury stock, including fees	—	—	(50)	—	—	(50)	—	(50)
Cancellation of treasury stock	(21)	(150)	171	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2012	$1,348	$6,318	$(3)	$7,250	$(2,654)	$12,259	$132	$12,391

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$1,398	$6,580	$6,016	$(1,988)	$12,006	$153	$12,159
Comprehensive income, net	—	—	281	240	521	8	529
Cash dividends declared-common stock(2)	—	—	(61)	—	(61)	—	(61)
Cash dividends declared-preferred stock(3)	—	—	(6)	—	(6)	—	(6)
Stock option and incentive plans	3	45	—	—	48	—	48
Tax benefit on stock option and incentive plans, net	—	1	—	—	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Balance at March 31, 2011	$1,401	$6,626	$6,230	$(1,748)	$12,509	$155	$12,664
_____________________________

(1)	Refer to Note 15- Comprehensive Income for components of AOCL.

(2)	Cash dividends declared on common stock of $0.0425 per share in each quarter of 2012 and 2011.

(3)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2012 and 2011.

(4)	Refer to Note 13 - Employee Benefit Plans for additional information.

Treasury Stock
The following is a summary of the purchases of common stock made during the three months ended March 31, 2012 under our authorized stock repurchase programs (shares in thousands):

Xerox 2012 Form 10-Q

	Shares	Amount
December 31, 2011	15,508	$124
Purchases (1)	6,100	50
Cancellations	(21,197)	(171)
March 31, 2012	411	$3
____________________________

(1)	Includes associated fees.

Note 15 - Comprehensive Income

Other Comprehensive Income is comprised of the following:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains	$153	$160	$294	$297
Unrealized Losses:
Changes in fair value of cash flow hedge losses	(44)	(31)	(27)	(19)
Changes in cash flow hedges reclassed to earnings(1)	(16)	(12)	(3)	(2)
Net unrealized losses	$(60)	$(43)	$(30)	$(21)

Defined Benefit Plans (Losses) Gains:
Actuarial/Prior service gains	$1	$1	$—	$—
Actuarial/Prior service amortization(2)	27	19	31	20
Fuji Xerox changes in defined benefit plans, net(3)	(30)	(30)	(18)	(18)
Other(4)	(43)	(44)	(39)	(38)
Change in defined benefit plans losses	$(45)	$(54)	$(26)	$(36)

Other Comprehensive Income, net	$48	$63	$238	$240
Less: Other comprehensive income attributable to noncontrolling interests	1	1	—	—
Other Comprehensive Income Attributable to Xerox	$47	$62	$238	$240
_____________________________
(1) Reclassified to Cost of sales - refer to Note 11 - Financial Instruments for additional information regarding our cash flow hedges.
(2) Reclassified to Total Net Periodic Benefit Cost - refer to Note 13 - Employee Benefit Plans for additional information.
(3) Represents our share of Fuji Xerox's benefit plan changes.
(4) Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCL.

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is comprised of the following:

	March 31, 2012	December 31, 2011
Cumulative translation adjustments	$(780)	$(939)
Benefit plans net actuarial losses and prior service credits(1)	(1,857)	(1,803)
Other unrealized (losses) gains, net	(17)	26
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(2,654)	$(2,716)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2012 Form 10-Q

Note 16 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2012	2011
Basic Earnings per Share:
Net income attributable to Xerox	$269	$281
Accrued dividends on preferred stock	(6)	(6)
Adjusted Net Income Available to Common Shareholders	$263	$275
Weighted-average common shares outstanding	1,337,397	1,400,077
Basic Earnings per Share	$0.20	$0.20

Diluted Earnings per Share:
Net income attributable to Xerox	$269	$281
Accrued dividends on preferred stock	(6)	(6)
Adjusted Net Income Available to Common Shareholders	$263	$275
Weighted-average common shares outstanding	1,337,397	1,400,077
Common shares issuable with respect to:
Stock options	7,143	13,570
Restricted stock and performance shares	22,349	20,284
Convertible securities	1,992	1,992
Adjusted Weighted Average Common Shares Outstanding	1,368,881	1,435,923
Diluted Earnings per Share	$0.19	$0.19

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

Stock options	41,543	54,486
Restricted stock and performance shares	20,466	18,988
Convertible preferred stock	26,966	26,966
	88,975	100,440

Dividends per common share	$0.0425	$0.0425

Xerox 2012 Form 10-Q

Note 17 – Contingencies and Litigation
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of March 31, 2012, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,194 with the increase from December 31, 2011 balance of approximately $1,120, primarily related to interest and currency partially offset by closed cases. With respect to the unreserved balance of $1,194, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2012 we had $252 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $16 and additional letters of credit of approximately $251, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Xerox 2012 Form 10-Q

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
Other Contingencies
We have issued or provided the following guarantees as of March 31, 2012:

•
$477 for letters of credit issued to i) guarantee our performance under certain services contracts; ii) support certain insurance programs; and iii) support our obligations related to the Brazil tax and labor contingencies.

•
$765 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2012, we serviced a FFEL portfolio of approximately 4.2 million loans with an outstanding principal balance of approximately $60.9 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2012, other current liabilities include reserves of approximately $2 for losses on defaulted loans purchased.

Xerox 2012 Form 10-Q

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

Overview

Total revenue of $5.5 billion for the three months ended March 31, 2012 increased by 1% from the prior year, including a 1-percentage point negative impact from currency. Revenue growth was driven by increased revenues in our Services segment, which increased 9% in the first quarter 2012, primarily as a result of new contracts. Technology segment revenues declined 6% in the first quarter 2012 reflecting a continued weak macro environment, particularly in Europe, as well as an increasing shift by customers to Xerox managed print services. Installs of Xerox products were up 7 percent in the first quarter 2012.

Net income attributable to Xerox for the three months ended March 31, 2012 was $269 million and included $50 million of after-tax amortization of intangibles. Net income attributable to Xerox for the three months ended March 31, 2011 was $281 million and included $53 million of after-tax amortization of intangibles. Net income in the first quarter 2012 reflects continued short-term pressure on margins, as we scale our revenue in services, that are partially being offset by operational improvements and cost reductions from restructuring actions.

We used $15 million in operating cash during the first quarter 2012 as compared to a use of $30 million in the first quarter 2011. Cash used in investing activities of $214 million primarily reflects capital expenditures of $128 million and acquisitions of $87 million. Cash provided by financing activities was $835 million, which includes the issuance of approximately 1.1 billion in new Senior Notes partially offset by $50 million for the repurchase of common stock and $63 million for dividends. The new Senior Notes are expected to partially pre-fund the May 2012 maturity of our $1.1 billion 5.59% Senior Notes.

Xerox 2012 Form 10-Q

Financial Review
Revenues

	Three Months Ended March 31,
(in millions)	2012	2011	% Change	% of Total Revenue 2012	% of Total Revenue 2011
Equipment sales	$811	$826	(2)%	15%	15%
Annuity revenue	4,692	4,639	1%	85%	85%
Total Revenue	$5,503	$5,465	1%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,588	$1,671
Less: Supplies, paper and other sales	(777)	(845)
Equipment Sales	$811	$826
Service, outsourcing and rentals	$3,767	$3,632
Add: Finance income	148	162
Add: Supplies, paper and other sales	777	845
Annuity Revenue	$4,692	$4,639

First quarter 2012 total revenues increased 1% compared to the first quarter 2011, including a 1-percentage point negative impact from currency. Total revenues included the following:

•	1% increase in annuity revenue, including a 1-percentage point negative impact from currency. Annuity revenue is comprised of the following:

▪
Service, outsourcing and rentals revenue of $3,767 million increased 4%, including a 1-percentage point negative impact from currency. The increase was driven by growth in our business process outsourcing and document outsourcing businesses.

▪
Supplies, paper and other sales of $777 million decreased 8%, including a 1-percentage point negative impact from currency. This was driven by a reduction in supplies revenue resulting from timing of supplies purchases by our channel partners. In addition, paper revenue declined, driven by market pricing as well as our strategy to discontinue the direct sale of paper in selected markets.

•
2% decrease in equipment sales revenue, including a 1-percentage point negative impact from currency. An increase in total product installs in all three of our product groups was more than offset by the impact of a lower product mix and price declines, which, consistent with prior quarters, were in the range of 5% to 10%.

•
2% decrease in color revenue[1], including a 2-percentage point negative impact from currency. An increase in color pages of 10% was offset by a decline in color printer revenues, primarily driven by lower supplies sales, resulting from timing of supplies purchases by our channel partners, as well as the impact of a lower product mix.

An analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2012 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Three Months Ended March 31,
	2012	2011	Change
Total Gross Margin	31.0%	33.0%	(2.0)	pts
RD&E as a % of Revenue	3.1%	3.4%	0.3	pts
SAG as a % of Revenue	19.4%	20.5%	1.1	pts
Operating Margin(2)	8.5%	9.1%	(0.6)	pts
Pre-tax Income Margin	5.7%	6.4%	(0.7)	pts
Operating Margin
The first quarter 2012 operating margin2 of 8.5% decreased 0.6-percentage points as compared to the first quarter of 2011. The decrease was primarily due to a decrease in gross margin, which was partially offset by expense reductions.
Gross Margin
Gross margin for the first quarter 2012 of 31.0% decreased 2.0-percentage points, as compared to the first quarter of 2011. The decrease was driven primarily by the ramping of new services contracts, the impact of lower contract renewals from prior periods and the higher mix of Services revenue.
Services segment gross margin for the first quarter of 2012 decreased 1.9-percentage points as compared to the first quarter 2011, due primarily to the ramping of new services contracts within BPO and ITO and the impact of lower contract renewals from prior periods.
Technology segment gross margin for the first quarter of 2012 decreased 0.6-percentage points as compared to the first quarter 2011. An increase in equipment gross margin was more than offset by a lower mix of supplies revenue. The impact of price declines was more than offset by productivity improvements and restructuring savings, reflecting continued focus on cost management.

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended March 31,
(in millions)	2012	2011	Change
R&D	$145	$156	$(11)
Sustaining engineering	28	28	—
Total RD&E Expenses	$173	$184	$(11)
First quarter 2012 RD&E as a percent of revenue of 3.1% decreased 0.3-percentage points from the first quarter 2011. In addition to lower spending, the decrease was driven by the positive mix impact of the continued growth in Services revenue, which historically has a lower RD&E as a percent of revenue. RD&E of $173 million was $11 million lower than the first quarter 2011, reflecting the impact of restructuring and productivity improvements. Innovation continues to be one of our core strengths and we continue to invest at levels that enhance this core strength, particularly in color, software and services. Xerox R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (“SAG”)
SAG as a percent of revenue of 19.4% decreased 1.1-percentage points from the first quarter 2011. The decrease was driven by spending reductions reflecting benefits from restructuring and productivity improvements in addition to the positive mix impact from the continued growth in Services revenue, which historically has a lower SAG percent of revenue.
SAG of $1,068 million in the first quarter 2012 was $51 million lower than the first quarter 2011, including a $10 million

Xerox 2012 Form 10-Q

favorable impact from currency. SAG expenses reflect the following:

•	$55 million decrease in selling expenses, driven primarily by benefits from restructuring and productivity improvements.

•	$12 million increase in general and administrative expenses as restructuring savings and productivity improvements were more than offset by the impact of acquisitions and other miscellaneous expenses.

•
$8 million decrease in bad debt expenses to $24 million, primarily as a result of an improving write-off trend in our North American operations . First quarter 2012 bad debt expense continued to remain less than one percent of receivables.

Restructuring and Asset Impairment Charges
During the first quarter 2012, we recorded net restructuring and asset impairment charges of $17 million, which included approximately $22 million of severance costs related to headcount reductions of approximately 500 employees primarily in North America, and $2 million of asset impairment charges. These costs were partially offset by $7 million of net reversals for changes in estimated reserves from prior period initiatives.
During the first quarter 2011, we recorded net restructuring and asset impairment credits of $15 million, primarily resulting from net reversals and changes in estimated reserves from prior period initiatives.

The restructuring reserve balance as of March 31, 2012 for all programs was $101 million, of which approximately $94 million is expected to be spent over the next twelve months. Refer to Note 8-Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.

We expect to incur additional restructuring charges of approximately $20 to $40 million in the second quarter 2012 for actions and initiatives which have not yet been finalized. The additional restructuring actions are related to continuing cost-reduction activities and productivity improvements.
Amortization of Intangible Assets
During the three months ended March 31, 2012, we recorded $82 million of expense related to the amortization of intangible assets, which is $3 million lower than the prior year period primarily as a result of the accelerated write-off of the ACS brand name in the fourth quarter 2011.
Worldwide Employment
Worldwide employment of 138,300 at March 31, 2012 decreased approximately 1,350 from December 31, 2011, primarily due to restructuring related actions partially offset by the impact of acquisitions.
Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2012	2011
Non-financing interest expense	$56	$67
Interest income	(3)	(7)
Gains on sales of businesses and assets	(1)	(1)
Currency losses, net	—	1
Litigation matters	(1)	6
All other expenses, net	4	12
Total Other Expenses, Net	$55	$78
Non-Financing Interest Expense: Non-financing interest expense for the three months ended March 31, 2012 of $56 million was $11 million lower than prior year comparable period. The decrease in interest expense is primarily due to the benefit of lower borrowing costs achieved as a result of refinancing existing debt and utilizing the commercial paper program.
All Other Expenses, Net: All other expenses, net for the three months ended March 31, 2012 decreased $8 million primarily driven by gains on investments supporting certain of our deferred compensation arrangements. The gains were offset by an increase in compensation expense recorded in SAG as a result of the increase in the liability associated with these arrangements.

Xerox 2012 Form 10-Q

Income Taxes
The effective tax rate for the three months ended March 31, 2012 was 24.6%. On an adjusted basis2 the tax rate for the three months ended March 31, 2012 was 27.6%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends and other foreign transactions as well as net tax benefits from the geographical mix of profits.
The effective tax rate for the three months ended March 31, 2011 was 27.1%. On an adjusted basis2 the tax rate for the three months ended March 31, 2011 was 29.2%, which was lower than the U.S. statutory tax rate primarily due to the net tax benefits from the geographical mix of income before taxes and the related tax rates in those jurisdictions and foreign tax credits.
Xerox operations are widely dispersed. The statutory tax rate in most non U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year effective tax rate includes a benefit of approximately 9 percentage points from these non U.S. operations, which is comparable to 2011.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remaining quarters 2012 will be approximately 29%, excluding the effects of intangibles amortization and discrete events.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2012	2011
Total equity in net income of unconsolidated affiliates	$40	$34
Fuji Xerox after-tax restructuring costs	4	11
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox. The increase in equity income for the three months ended March 31, 2012 of $6 million was due to an increase in Fuji Xerox’s net income as a result of lower restructuring costs.
Net Income
First quarter 2012 net income attributable to Xerox was $269 million, or $0.19 per diluted share. On an adjusted basis2, net income attributable to Xerox was $319 million, or $0.23 per diluted share, and included adjustments for the amortization of intangible assets.
First quarter 2011 net income attributable to Xerox was $281 million, or $0.19 per diluted share. On an adjusted basis2, net income attributable to Xerox was $334 million, or $0.23 per diluted share.
Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section for the adjustments to net income.
Other Comprehensive Income
First quarter 2012 other comprehensive income attributable to Xerox of $62 million decreased $178 million from the first quarter 2011. The decrease was primarily due to a reduction of gains from translation of our foreign currency denominated net assets. This reduction is the result of a lesser strengthening of our major foreign currencies against the U.S. Dollar in the first quarter of 2012 as compared to the first quarter of 2011.

Xerox 2012 Form 10-Q

Segment Review

	Three Months Ended March 31,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2012
Services	$2,821	51%	$263	9.3%
Technology	2,338	43%	245	10.5%
Other	344	6%	(52)	(15.1)%
Total	$5,503	100%	$456	8.3%
2011
Services	$2,584	47%	$266	10.3%
Technology	2,495	46%	266	10.7%
Other	386	7%	(66)	(17.1)%
Total	$5,465	100%	$466	8.5%

 Services
Our Services segment comprises three service offerings: Business Process Outsourcing (“BPO”), Document Outsourcing (“DO”) and Information Technology Outsourcing (“ITO”).
Revenue

	Three Months Ended March 31,
(in millions)	2,012	2,011	Change
Business Processing Outsourcing	$1,637	$1,443	13%
Document Outsourcing	887	830	7%
Information Technology Outsourcing	332	331	—%
Less: Intra-segment Elimination	(35)	(20)	*
Total Services Revenue	2,821	2,584	9%
____________________________
* Percent not meaningful.

First quarter 2012 Services revenue of $2,821 million increased 9% from first quarter 2011, including a 1-percentage point negative impact from currency.

•
BPO revenue increased 13% and represented 57% of total Services revenue. BPO growth was driven by the government healthcare, healthcare payer, financial services, and retail, travel and insurance businesses.

•
DO revenue increased 7%, including a 1-percentage point negative impact from currency, and represented 31% of total Services revenue. Continued growth was driven primarily by our new partner print services offerings as well as new signings. Xerox is the market leader in this growing segment of the Document Technology market.

•
ITO revenue was flat as compared to first quarter 2011 and represented 12% of total Services revenue. This reflects an improving trend from fourth quarter 2011 due primarily to ramping of newer contracts.

Segment Margin
First quarter 2012 Services segment margin of 9.3% decreased 1-percentage point from first quarter 2011, due primarily to the decline in gross margin, which was driven by the ramping of new services contracts and the impact of lower contract renewals from prior periods.
Metrics
Pipeline
Our total services sales pipeline, including synergy opportunities, grew 5% over the first quarter 2011. This sales pipeline includes the Total Contract Value (“TCV”) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.

Xerox 2012 Form 10-Q

Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.
Signings were as follows:

(in billions)	Three Months Ended March 31, 2012
BPO	$1.3
DO	0.5
ITO	0.4
Total Signings	$2.2
Signings on a trailing twelve month basis were flat as compared to the comparable prior year period, impacted by the cyclicality of large deals.
Note: TCV is the estimated total revenue for future contracts for the pipeline or signed contracts for signings, as applicable.
Renewal Rate (for BPO and ITO)
Renewal rate is defined as the annual recurring revenue ("ARR") on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. The first quarter 2012 contract renewal rate for BPO and ITO contracts was 86%, which is within our target range of 85% - 90%.

Technology
Our Technology segment includes the sale of products and supplies, as well as the associated technical service and financing of those products.
Revenue

	Three Months Ended March 31,		Change
(in millions)	2012	2011
Equipment sales	$679	$723	(6)%
Annuity revenue	1,659	1,772	(6)%
Total Revenue	$2,338	$2,495	(6)%
First quarter 2012 Technology revenue of $2,338 million decreased 6% compared to first quarter 2011 and included a
1-percentage point negative impact from currency. Technology revenues exclude the impact of growth in the Xerox document outsourcing business. Revenue results included the following:

•
6% decrease in equipment sales revenue including a 1-percentage point negative impact from currency. This decline is driven in part by the continued migration of customers to our rapidly growing partner print services offering within document outsourcing. In addition, the impact of lower product mix and price declines more than offset growth in installs. Consistent with prior quarters, price declines were in the range of 5% to 10%.

•
6% decrease in annuity revenue with a 1-percentage point negative impact from currency. A decrease in supplies revenue was primarily driven by the timing of supplies purchases by our channel partners. In addition, a moderating decline in pages was partially offset by a continued increase in revenue per page.

•	Technology revenue mix was 22% entry, 57% mid-range and 21% high-end.
Segment Margin
First quarter 2012 Technology segment margin of 10.5% declined by 0.2-percentage points from first quarter 2011. Lower operating expenses from restructuring savings were more than offset by a decline in gross profit.
Installs (Technology and Document Outsourcing3)
In the first quarter 2012, installs continued to grow in all three strategic product groups (Entry, Mid-range and High-end). Install activity includes installation for document outsourcing and Xerox-branded products shipped to GIS. Detail by product group is reflected below:

Xerox 2012 Form 10-Q

Entry

•	24% increase in black-and-white multifunction devices driven by demand for the recently launched WorkCentre® 3045.

•	47% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6015.

•	6% decrease in color printers driven by a decline in sales to OEM partners.

Mid-Range

•
16% increase in installs of mid-range color devices driven by demand for products such as the WorkCentre® 7525/7530/7535 and the WorkCentre® 7545/7556, which enabled continued market share gains in the fastest growing and most profitable segment of the office color market.

•	10% decrease in installs of mid-range black-and-white devices.

High-End

•
25% increase in installs of high-end color systems driven primarily by strong demand for the recently launched Xerox Color 770 and the DocuColor™ 8080. These products have enabled large market share gains in the Entry Production Color market segment.

•	5% decrease in installs of high-end black-and-white systems.
Note: Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3-Segment Reporting, in the Condensed Consolidated Financial Statements.
Other
Revenue
First quarter 2012 Other segment revenue of $344 million decreased 11%, including a 1-percentage point negative impact from currency. The decline is due primarily to a decline in paper sales, which was driven by market pricing and our strategy to discontinue the direct sale of paper in selected markets, as well as a decline in licensing revenue. Paper comprised approximately 61% of the 2012 and 2011 Other segment revenue.

Segment Margin
First quarter 2012 Other segment loss of $52 million, decreased $14 million from the first quarter 2011, primarily driven by lower non-financing interest expense.
____________________________

1.	Color represents revenues from color devices and is a subset of total revenues and excludes Global Imaging Systems, Inc. (“GIS”) revenues.

2.	See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP financial measure.

3.	Equipment sales associated with Document Outsourcing are reported in our Services segment revenue.

Capital Resources and Liquidity
Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access the financial capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

•
As of March 31, 2012 and December 31, 2011, total cash and cash equivalents were $1,514 million and $902 million, respectively. We had no borrowings under our Commercial Paper Program at March 31, 2012 as compared to $100 million at December 31, 2011. There were no outstanding borrowings or letters of credit under our $2 billion Credit Facility for either period. The increase in our cash balance was largely due to the March issuance of approximately $1.1 billion in Senior Notes to partially pre-fund the May 2012 maturity of our $1,100 million 5.59% Senior Notes.

•
Our Commercial Paper program was established in 2010 as a means to reduce our cost of capital and to provide an alternative liquidity vehicle in the market. Aggregate Commercial Paper and Credit Facility borrowings may not exceed the borrowing capacity under our Credit Facility at any time.

•
Although we used $15 million in operating cash during the first quarter 2012, we expect full-year operating cash flow of $2 billion to $2.3 billion. Over the past three years we have consistently delivered strong cash flow from operations driven by the strength of our annuity based revenue model. Cash flows from operations were $1,961 million, $2,726 million and $2,208 million for the three years ended December 31, 2011, respectively.

Xerox 2012 Form 10-Q

Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Three Months Ended March 31,		Change
(in millions)	2012	2011
Net cash used in operating activities	$(15)	$(30)	$15
Net cash used in investing activities	(214)	(153)	(61)
Net cash provided by (used in) financing activities	835	(42)	877
Effect of exchange rate changes on cash and cash equivalents	6	14	(8)
Increase (decrease) in cash and cash equivalents	612	(211)	823
Cash and cash equivalents at beginning of period	902	1,211	(309)
Cash and Cash Equivalents at End of Period	$1,514	$1,000	$514
Cash Flows from Operating Activities
Net cash used in operating activities was $15 million in the three months ended March 31, 2012. The $15 million improvement in operating cash flow from the three months ended March 31, 2011 was primarily due to the following:

•	$89 million increase primarily related to the timing of payments of accounts payable and accrued compensation.

•	$69 million increase due to higher net run-off of finance receivables.

•	$66 million increase due to lower inventory growth.

•	$18 million increase due to lower restructuring payments.

•	$17 million increase in pre-tax income before depreciation and amortization and restructuring.

•	$172 million decrease related to higher accounts receivable and billed portion of finance receivables primarily due to growth in services revenue.

•	$60 million decrease from higher net income tax payments primarily due to refunds in the prior year.

•	$35 million decrease due to higher contributions to our defined benefit pension plans.
In March 2012, we elected to make a pension contribution of 15.4 million shares of our common stock, with an aggregate value of approximately $130 million to our U.S. defined benefit pension plan for salaried employees in order to meet our planned level of funding.
Cash Flows from Investing Activities
Net cash used in investing activities was $214 million for the three months ended March 31, 2012. The $61 million increase in the use of cash from the three months ended March 31, 2011 was primarily due to the following:

•
$44 million increase for acquisitions. 2012 acquisitions include RK Dixon for $58 million as well as two smaller acquisitions totaling $29 million as compared to the 2011 acquisition of Concept Group for $43 million.

•	$17 million increase due to higher capital expenditures (including internal use software) primarily related to new services contracts.

Cash Flows from Financing Activities
Net cash provided by financing activities was $835 million for the three months ended March 31, 2012. The $877 million increase in cash from the three months ended March 31, 2011 was primarily due to the following:

•	$985 million increase from net debt activity. 2012 activity reflects net proceeds of $1.1 billion from the issuance of Senior Notes in March offset by net payments of $100 million on Commercial Paper.

•	$50 million decrease resulting from the resumption of our share repurchase program.

•	$50 million decrease due to higher distributions to noncontrolling interests.

•	$12 million decrease due to lower proceeds from the issuances of common stock under our stock option plans.
Customer Financing Activities and Debt
The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2012	December 31, 2011
Total Finance receivables, net(1)	$6,270	$6,362
Equipment on operating leases, net	536	533
Total Finance Assets, net(2)	$6,806	$6,895

Xerox 2012 Form 10-Q

____________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	Change from December 31, 2011 includes an increase of $99 million due to currency.
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

(in millions)	March 31, 2012	December 31, 2011
Financing debt(1)	$5,955	$6,033
Core debt	3,673	2,600
Total Debt	$9,628	$8,633
____________________________

(1)
Financing debt includes $5,486 million and $5,567 million as of March 31, 2012 and December 31, 2011, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes our debt:

(in millions)	March 31, 2012	December 31, 2011
Principal debt balance(1)	$9,518	$8,450
Net unamortized discount	(66)	(7)
Fair value adjustments	176	190
Total Debt	9,628	8,633
Less: Current maturities and short-term debt	(1,145)	(1,545)
Total Long-term Debt	$8,483	$7,088
____________________________

(1)	Includes Commercial Paper of $100 million as of December 31, 2011.

The increase in debt from December 31, 2011 is primarily due to the March 2012 issuance of $600 million of Floating Rate Senior Notes due 2013 and $500 million of 2.95% Senior Notes due 2017 for net proceeds from both notes of approximately $1,093 million. The 2013 Floating Rate Notes accrue interest at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 1.400%. This debt issuance partially pre-funds the May 2012 maturity of our $1,100 million 5.59% Senior Notes.

Sales of Accounts Receivable
We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivables without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. Accounts receivables sales were as follows:

	Three Months Ended March 31,
(in millions)	2012	2011
Accounts receivable sales	$875	$730
Deferred proceeds	147	94
Fees associated with sales	6	4
Estimated decrease to operating cash flows(1)	(68)	(24)
____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency.

Xerox 2012 Form 10-Q

Refer to Note 5-Receivables, Net in the Condensed Consolidated Financial Statements for additional information.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2012 Q2	$1,115
2012 Q3	10
2012 Q4	10
2013	1,031
2014	1,082
2015	1,254
2016	952
2017	1,001
2018	1,001
2019	650
2020	—
2021 and thereafter	1,412
Total	$9,518

Treasury Stock
During the first quarter 2012 we repurchased 6.1 million shares for an aggregate cost of $50 million, including fees.Through May 1, 2012, we repurchased an additional 2.6 million shares at an aggregate cost of $20.9 million, including fees, for a cumulative total of 290.8 million shares at a cost of $3.7 billion, including fees.

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

Xerox 2012 Form 10-Q

these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 11 – Financial Instruments in the Condensed Consolidated Financial Statements for further discussion and information on our financial risk management strategies.

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
Adjusted Earnings Measures
To better understand the trends in our business, we believe it is necessary to adjust the following amounts determined in accordance with GAAP to exclude the effects of the certain items as well as their related income tax effects.

•	Net income and Earnings per share (“EPS”)

•	Effective tax rate

In 2012, adjustments are limited to the amortization of intangible assets. The amortization of intangible assets is driven by our acquisition activity which can vary in size, nature and timing as compared to other companies within our industry and from period to period. Accordingly, due to the incomparability of acquisition activity among companies and from period to period, we believe exclusion of the amortization associated with intangible assets acquired through our acquisitions allows investors to better compare and understand our results. The use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.
We also calculate and utilize an operating income and margin earnings measure by adjusting our pre-tax income and margin amounts to exclude certain expenses. In addition to the above excluded item, operating income and margin also exclude Other expenses, net as well as Restructuring and asset impairment charges. Other expenses, net is primarily composed of non-financial interest expense. Restructuring and asset impairment charges consist of costs primarily related to severance and benefits for employees pursuant to formal restructuring and workforce reduction plans. Such charges are expected to yield future benefits and savings with respect o our operational performance. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
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

Xerox 2012 Form 10-Q

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net Income and EPS reconciliation:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported	$269	$0.19	$281	$0.19
Adjustments:
Amortization of intangible assets	50	0.04	53	0.04
Adjusted	$319	$0.23	$334	$0.23
Weighted average shares for adjusted EPS(1)		1,396		1,463
Fully diluted shares at March 31, 2012(2)		1,406
 ____________________________

1.
Average shares for the calculation of adjusted EPS for the first quarter 2012 were 1,396 million and include 27 million of shares associated with the Series A convertible preferred stock. Accordingly, the quarterly dividend of $6 million is excluded. First quarter 2011 shares of 1,463 also include 27 million shares associated with the Series A convertible preferred stock and the quarterly dividend of $6 million is excluded. We evaluate the dilutive effect of the Series A convertible preferred stock on an “if-converted” basis.

2.	Represents common shares outstanding at end of period plus dilutive common shares as used for the calculation of adjusted earnings per share for first quarter 2012.

Effective Tax reconciliation:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$313	$77	24.6%	$350	$95	27.1%
Adjustments:
Amortization of intangible assets	82	32		85	32
Adjusted	$395	$109	27.6%	$435	$127	29.2%

Operating Income / Margin reconciliation:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income	$313	$5,503	5.7%	$350	$5,465	6.4%
Adjustments:
Amortization of intangible assets	82			85
Xerox restructuring charge (credit)	17			(15)
Other expenses, net	55			78
Adjusted Operating	$467	$5,503	8.5%	$498	$5,465	9.1%
Equity in net income of unconsolidated affiliates	40			34
Fuji Xerox restructuring charge	4			11
Other expenses, net*	(55)			(77)
Segment Profit/Revenue	$456	$5,503	8.3%	$466	$5,465	8.5%
____________________________

*	Includes rounding adjustments.

Xerox 2012 Form 10-Q

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the caption “Financial Risk Management” of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

ITEM 4 — CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Corporation, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in Internal Controls
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 17-Contingencies and Litigation contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2011 Annual Report. The Risk Factors remain applicable from our 2011 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2012
During the quarter ended March 31, 2012, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Directors Fees

(a)	Securities issued on January 17, 2012: Registrant issued 85,440 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

(c)
The DSUs were issued at a deemed purchase price of $8.115 per DSU (aggregate price $693,346), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2012 Form 10-Q

Dividend Equivalent

(a)	Securities issued on January 31, 2012: Registrant issued 2,871 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese and Mary Agnes Wilderotter.

(c)
The DSUs were issued at a deemed purchase price of $7.95 per DSU (aggregate price $22,824), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(a)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2012
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through 31	5,689,300	$8.22	5,689,300	$1,312,560,016
February 1 through 29	410,600	7.82	410,600	1,309,349,863
March 1 through 31	—	—	—	1,309,349,863
Total	6,099,900		6,099,900
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $5.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $3.7 billion has been used through March 31, 2012. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
January 1 through 31	18,090	$7.96	n/a	n/a
February 1 through 29	—	—	n/a	n/a
March 1 through 31	286	10.71	n/a	n/a
Total	18,376
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2012 Form 10-Q

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

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(e)(26)	Amendment No. 1 dated February 22, 2012 to the 2010 Restatement of Registrant's 2004 Performance Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2012 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 2, 2012

Xerox 2012 Form 10-Q

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

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(e)(26)	Amendment No. 1 dated February 22, 2012 to the 2010 Restatement of Registrant's 2004 Performance Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2012 Form 10-Q