Form 10-Q
period 2012-06-30
XEROX CORP
filed 2012-07-31
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at June 30, 2012
Common Stock, $1 par value	1,307,202,831 shares
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements, environmental regulations and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; our ability to expand equipment placements; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; our ability to recover capital investments; development of new products and services; our ability to protect our intellectual property rights; interest rates, cost of borrowing and access to credit markets; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; reliance on third parties for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2012 Form 10-Q

XEROX CORPORATION
FORM 10-Q
June 30, 2012

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2012 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2012	2011	2012	2011
Revenues
Sales	$1,635	$1,720	$3,223	$3,391
Outsourcing, service and rentals	3,763	3,731	7,530	7,363
Finance income	143	163	291	325
Total Revenues	5,541	5,614	11,044	11,079
Costs and Expenses
Cost of sales	1,092	1,139	2,144	2,229
Cost of outsourcing, services and rentals	2,625	2,538	5,315	5,052
Equipment financing interest	51	60	104	120
Research, development and engineering expenses	161	175	334	359
Selling, administrative and general expenses	1,076	1,119	2,144	2,238
Restructuring and asset impairment charges	29	(9)	46	(24)
Amortization of intangible assets	82	87	164	172
Other expenses, net	74	104	129	182
Total Costs and Expenses	5,190	5,213	10,380	10,328
Income before Income Taxes and Equity Income	351	401	664	751
Income tax expense	66	108	143	203
Equity in net income of unconsolidated affiliates	31	34	71	68
Net Income	316	327	592	616
Less: Net income attributable to noncontrolling interests	7	8	14	16
Net Income Attributable to Xerox	$309	$319	$578	$600
Basic Earnings per Share	$0.23	$0.22	$0.42	$0.42
Diluted Earnings per Share	$0.22	$0.22	$0.41	$0.41

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2012 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net Income	$316	$327	$592	$616
Less: Net income attributable to noncontrolling interests	7	8	14	16
Net Income Attributable to Xerox	$309	$319	$578	$600

Other Comprehensive (Loss) Income(1):
Translation adjustments, net	$(323)	$153	$(163)	$450
Unrealized gains (losses), net	34	6	(9)	(15)
Changes in defined benefit plans, net	64	14	10	(22)
Other Comprehensive (Loss) Income, net	(225)	173	(162)	413
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	—	—	—
Other Comprehensive (Loss) Income Attributable to Xerox	$(224)	$173	$(162)	$413

Comprehensive Income, net	$91	$500	$430	$1,029
Less: Comprehensive income attributable to noncontrolling interests	6	8	14	16
Comprehensive Income Attributable to Xerox	$85	$492	$416	$1,013

(1) Refer to Note 14 - Comprehensive Income for gross components of comprehensive income, reclassification adjustments out of accumulated other comprehensive income and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2012 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$814	$902
Accounts receivable, net	2,776	2,600
Billed portion of finance receivables, net	100	166
Finance receivables, net	2,036	2,165
Inventories	1,073	1,021
Other current assets	1,213	1,058
Total current assets	8,012	7,912
Finance receivables due after one year, net	3,780	4,031
Equipment on operating leases, net	519	533
Land, buildings and equipment, net	1,553	1,612
Investments in affiliates, at equity	1,367	1,395
Intangible assets, net	2,904	3,042
Goodwill	8,848	8,803
Deferred tax assets, long-term	598	672
Other long-term assets	2,260	2,116
Total Assets	$29,841	$30,116
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,099	$1,545
Accounts payable	1,712	2,016
Accrued compensation and benefits costs	675	757
Unearned income	404	432
Other current liabilities	1,492	1,631
Total current liabilities	5,382	6,381
Long-term debt	8,061	7,088
Pension and other benefit liabilities	2,194	2,487
Post-retirement medical benefits	916	925
Other long-term liabilities	793	861
Total Liabilities	17,346	17,742
Series A Convertible Preferred Stock	349	349
Common stock	1,348	1,353
Additional paid-in capital	6,347	6,317
Treasury stock, at cost	(303)	(124)
Retained earnings	7,496	7,046
Accumulated other comprehensive loss	(2,878)	(2,716)
Xerox shareholders’ equity	12,010	11,876
Noncontrolling interests	136	149
Total Equity	12,146	12,025
Total Liabilities and Equity	$29,841	$30,116
Shares of common stock issued	1,348,042	1,352,849
Treasury stock	(40,839)	(15,508)
Shares of common stock outstanding	1,307,203	1,337,341

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2012 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Cash Flows from Operating Activities:
Net income	$316	$327	$592	$616
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	313	298	626	589
Provision for receivables	33	29	60	54
Provision for inventory	7	6	17	19
Net gain on sales of businesses and assets	(2)	(7)	(3)	(8)
Undistributed equity in net income of unconsolidated affiliates	(4)	(7)	(35)	(40)
Stock-based compensation	31	31	62	63
Restructuring and asset impairment charges	29	(9)	46	(24)
Payments for restructurings	(44)	(63)	(83)	(120)
Contributions to defined benefit pension plans	(158)	(79)	(237)	(123)
Increase in accounts receivable and billed portion of finance receivables	(156)	(15)	(608)	(286)
Collections of deferred proceeds from sales of receivables	160	95	256	182
Increase in inventories	(50)	(37)	(84)	(137)
Increase in equipment on operating leases	(68)	(68)	(135)	(129)
Decrease in finance receivables	111	65	275	160
Increase in other current and long-term assets	(61)	(44)	(162)	(123)
Decrease in accounts payable and accrued compensation	(93)	(145)	(237)	(378)
Decrease in other current and long-term liabilities	(127)	(89)	(162)	(175)
Net change in income tax assets and liabilities	18	47	61	168
Net change in derivative assets and liabilities	(30)	1	(9)	24
Other operating, net	3	11	(27)	(15)
Net cash provided by operating activities	228	347	213	317
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(82)	(94)	(173)	(165)
Proceeds from sales of land, buildings and equipment	3	2	7	4
Cost of additions to internal use software	(33)	(41)	(70)	(81)
Acquisitions, net of cash acquired	—	(94)	(87)	(137)
Net change in escrow and other restricted investments	11	(7)	8	(8)
Other investing, net	3	19	3	19
Net cash used in investing activities	(98)	(215)	(312)	(368)
Cash Flows from Financing Activities:
Net (payments) proceeds on debt	(455)	690	543	703
Payment of liability to subsidiary trust issuing preferred securities	—	(670)	—	(670)
Common stock dividends	(57)	(59)	(114)	(119)
Preferred stock dividends	(6)	(6)	(12)	(12)
Proceeds from issuances of common stock	3	12	10	31
Excess tax benefits from stock-based compensation	—	2	—	4
Payments to acquire treasury stock, including fees	(307)	—	(357)	—
Repurchases related to stock-based compensation	(1)	(3)	(1)	(6)
Distributions to noncontrolling interests	(4)	(5)	(61)	(12)
Net cash (used in) provided by financing activities	(827)	(39)	8	(81)
Effect of exchange rate changes on cash and cash equivalents	(3)	5	3	19
(Decrease) increase in cash and cash equivalents	(700)	98	(88)	(113)
Cash and cash equivalents at beginning of period	1,514	1,000	902	1,211
Cash and Cash Equivalents at End of Period	$814	$1,098	$814	$1,098

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

Xerox 2012 Form 10-Q

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
The segment classified as Other includes several units, none of which meet the thresholds for separate segment reporting. This group primarily includes Global Paper and Supplies Distribution Group (predominantly paper sales), licensing revenues, GIS network integration solutions and electronic presentation systems and non-allocated Corporate items including non-financing interest, as well as other items included in Other expenses, net.
Operating segment revenues and profitability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit (Loss)
2012
Services	$2,806	$298	$5,627	$561
Technology	2,370	268	4,708	513
Other	365	(68)	709	(120)
Total	$5,541	$498	$11,044	$954
2011
Services	$2,672	$322	$5,256	$588
Technology	2,552	300	5,047	566
Other	390	(73)	776	(139)
Total	$5,614	$549	$11,079	$1,015

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to Pre-tax Income	2012	2011	2012	2011
Segment Profit	$498	$549	$954	$1,015
Reconciling items:
Restructuring and asset impairment charges	(29)	9	(46)	24
Restructuring charges of Fuji Xerox	(6)	(4)	(10)	(15)
Amortization of intangible assets	(82)	(87)	(164)	(172)
Equity in net income of unconsolidated affiliates	(31)	(34)	(71)	(68)
Loss on early extinguishment of liability	—	(33)	—	(33)
Other	1	1	1	—
Pre-tax Income	$351	$401	$664	$751

Note 4 – Acquisitions

In February 2012, we acquired R.K. Dixon, a leading provider of IT services, copiers, printers and managed print services for approximately $58. The acquisition furthers our coverage of central Illinois and eastern Iowa, building on

Xerox 2012 Form 10-Q

our strategy to create a nationwide network of locally-based companies focused on customers' needs to improve business performance through efficiencies.

R.K. Dixon is included within our Technology segment. Additionally, our Services segment acquired two businesses during the six months ended June 30, 2012 for a total of $29 in cash. The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were primarily allocated to intangible assets and goodwill based on third-party valuations and management’s estimates.

Note 5 – Receivables, Net
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivable without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days.
One of the facilities in the U.S. enables us to sell a designated pool of receivables on a revolving basis to a wholly-owned consolidated bankruptcy-remote limited purpose subsidiary, which in turn sells such receivables to third-party commercial paper conduit purchasers (collectively, the "Purchasers") for cash and a deferred purchase price receivable. The Purchasers' maximum cash investment in the receivables at any time is $265 and new receivables are purchased from cash collections on previously sold receivables. This facility terminates in June 2014. During the three and six months ended June 30, 2012, receivables of $474 and $566, respectively, were sold under this revolving facility program.
All of our arrangements involve the sale of entire groups of accounts receivables for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $244 and $97 at June 30, 2012 and December 31, 2011, respectively. The balance at June 30, 2012 includes receivables of $150 held by the bankruptcy-remote subsidiary, noted in the revolving arrangement above, which were not available to satisfy any of our creditor obligations.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivable sold and derecognized from our Balance Sheet, $1,049 and $815 remained uncollected as of June 30, 2012 and December 31, 2011, respectively. Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accounts receivable sales	$1,215	$819	$2,090	$1,549
Deferred proceeds	256	103	403	197
Fees associated with sales	6	5	12	9
Estimated increase to operating cash flows(1)	169	29	100	5
 ____________________________

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.
Finance Receivables – Allowance for Credit Losses and Credit Quality
Finance receivables include sales-type leases, direct financing leases and installment loans. Our finance receivable portfolios are primarily in the U.S., Canada and Europe. We generally establish customer credit limits and estimate

Xerox 2012 Form 10-Q

the allowance for credit losses on a country or geographic basis. Our policy and methodology used to establish our allowance for doubtful accounts has been consistently applied over all periods presented.

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

	United States	Canada	Europe	Other(3)	Total
Allowance for Credit Losses:
Balance at December 31, 2011	$75	$33	$91	$2	$201
Provision	2	1	12	—	15
Charge-offs	(4)	(3)	(12)	—	(19)
Recoveries and other(1)	1	2	2	1	6
Balance at March 31, 2012	74	33	93	3	203
Provision	3	2	11	1	17
Charge-offs	(5)	(4)	(15)	—	(24)
Recoveries and other(1)	1	—	(6)	(1)	(6)
Balance at June 30, 2012	$73	$31	$83	$3	$190
Finance receivables as of June 30, 2012 collectively evaluated for impairment(2)	$2,739	$791	$2,423	$149	$6,102

Allowance for Credit Losses:
Balance at December 31, 2010	$91	$37	$81	$3	$212
Provision	7	4	11	—	22
Charge-offs	(10)	(5)	(8)	—	(23)
Recoveries and other(1)	(1)	2	3	—	4
Balance at March 31, 2011	87	38	87	3	215
Provision	1	3	14	—	18
Charge-offs	(6)	(5)	(11)	—	(22)
Recoveries and other(1)	(1)	—	(1)	—	(2)
Balance at June 30, 2011	$81	$36	$89	$3	$209
Finance receivables as of June 30, 2011 collectively evaluated for impairment(2)	$2,979	$867	$2,919	$88	$6,853
 _____________________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $4 and $9, and the allowance for credit losses of $190 and $209 at June 30, 2012 and 2011, respectively.

(3)	Includes developing market countries and smaller units.
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

Xerox 2012 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	June 30, 2012
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and Other Services	$352	$340	$123	$815
Government and Education	747	17	2	766
Graphic Arts	103	159	195	457
Industrial	152	88	26	266
Healthcare	120	41	24	185
Other	98	96	56	250
Total United States	1,572	741	426	2,739
Finance and Other Services	148	109	45	302
Government and Education	116	9	4	129
Graphic Arts	37	37	31	105
Industrial	59	41	30	130
Other	74	40	11	125
Total Canada	434	236	121	791
France	237	324	88	649
U.K./Ireland	206	155	54	415
Central(1)	287	437	76	800
Southern(2)	165	250	52	467
Nordics(3)	52	37	3	92
Total Europe	947	1,203	273	2,423
Other	108	36	5	149
Total	$3,061	$2,216	$825	$6,102

	December 31, 2011
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and Other Services	$349	$380	$160	$889
Government and Education	821	20	4	845
Graphic Arts	126	200	172	498
Industrial	180	83	32	295
Healthcare	130	42	28	200
Other	97	93	76	266
Total United States	1,703	818	472	2,993
Finance and Other Services	153	118	51	322
Government and Education	121	9	4	134
Graphic Arts	36	39	35	110
Industrial	56	41	34	131

Xerox 2012 Form 10-Q

Other	74	42	12	128
Total Canada	440	249	136	825
France	246	354	92	692
U.K./Ireland	201	162	54	417
Central(1)	330	494	57	881
Southern(2)	219	256	63	538
Nordics(3)	60	39	3	102
Total Europe	1,056	1,305	269	2,630
Other	75	26	7	108
Total	$3,274	$2,398	$884	$6,556
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2012 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	June 30, 2012
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and Other Services	$1	$2	$1	$4	$811	$815	$23
Government and Education	15	4	4	23	743	766	43
Graphic Arts	2	1	—	3	454	457	12
Industrial	1	1	—	2	264	266	11
Healthcare	1	1	—	2	183	185	10
Other	—	1	—	1	249	250	8
Total United States	20	10	5	35	2,704	2,739	107
Canada	5	3	1	9	782	791	22
France	2	1	—	3	646	649	10
U.K./Ireland	2	1	3	6	409	415	3
Central(1)	5	5	3	13	787	800	29
Southern(2)	28	5	8	41	426	467	79
Nordics(3)	1	—	—	1	91	92	—
Total Europe	38	12	14	64	2,359	2,423	121
Other	3	—	—	3	146	149	—
Total	$66	$25	$20	$111	$5,991	$6,102	$250

	December 31, 2011
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and Other Services	$18	$4	$1	$23	$866	$889	$15
Government and Education	21	5	2	28	817	845	29
Graphic Arts	16	2	1	19	479	498	7
Industrial	7	2	1	10	285	295	6
Healthcare	5	2	—	7	193	200	5
Other	8	1	—	9	257	266	4
Total United States	75	16	5	96	2,897	2,993	66
Canada	3	2	1	6	819	825	27
France	1	1	1	3	689	692	16
U.K./Ireland	3	2	3	8	409	417	4
Central(1)	7	2	3	12	869	881	46
Southern(2)	31	4	13	48	490	538	82
Nordics(3)	1	—	—	1	101	102	—
Total Europe	43	9	20	72	2,558	2,630	148
Other	2	1	—	3	105	108	—
Total	$123	$28	$26	$177	$6,379	$6,556	$241
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2012 Form 10-Q

Note 6 – Inventories
The following is a summary of Inventories by major category:

	June 30, 2012	December 31, 2011
Finished goods	$902	$866
Work-in-process	70	58
Raw materials	101	97
Total Inventories	$1,073	$1,021

Note 7 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fuji Xerox	$28	$31	$65	$62
Other investments	3	3	6	6
Total Equity in Net Income of Unconsolidated Affiliates	$31	$34	$71	$68
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income for the six months ended June 30, 2012 and 2011 includes after-tax restructuring charges of $10 and $15, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Summary of Operations:
Revenues	$3,064	$2,852	$6,394	$5,944
Costs and expenses	2,856	2,645	5,940	5,542
Income before income taxes	208	207	454	402
Income tax expense	81	64	178	124
Net Income	127	143	276	278
Less: Net income – noncontrolling interests	1	1	2	2
Net Income – Fuji Xerox	$126	$142	$274	$276
Weighted Average Rate(1)	80.09	81.59	79.90	81.87
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Note 8 – Restructuring Programs
During the six months ended June 30, 2012, we recorded net restructuring and asset impairment charges of $46, which included approximately $47 of severance costs related to headcount reductions of approximately 1,100 employees primarily in North America and $7 of lease cancellation and asset impairment charges. These costs were partially offset by $8 of net reversals for changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the six months ended June 30, 2012 is outlined below:

Xerox 2012 Form 10-Q

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance December 31, 2011	$116	$7	$—	$123
Restructuring provision	47	5	2	54
Reversals of prior accruals	(8)	—	—	(8)
Net current period charges(1)	39	5	2	46
Charges against reserve and currency	(81)	(2)	(2)	(85)
Balance June 30, 2012	$74	$10	$—	$84
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Charges against reserve	$(46)	$(67)	$(85)	$(120)
Asset impairment	—	—	2	—
Effects of foreign currency and other non-cash items	2	4	—	—
Cash Payments for Restructurings	$(44)	$(63)	$(83)	$(120)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Services	$16	$1	$19	$—
Technology	12	(7)	$29	$(19)
Other	1	(3)	(2)	(5)
Total Net Restructuring Charges	$29	$(9)	$46	$(24)

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
Senior Notes
In March 2012, we issued $600 of Floating Rate Senior Notes due 2013 (the “2013 Floating Rate Notes”) and $500 of 2.95% Senior Notes due 2017 (the “2017 Senior Notes”). The 2013 Floating Rate Notes were issued at par and the 2017 Senior Notes were issued at 99.875% of par, resulting in aggregate net proceeds for both notes of approximately $1,093. The 2013 Floating Rate Notes accrue interest at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 1.400% and are payable quarterly. The 2017 Senior Notes accrue interest at a rate of 2.95% per annum and are payable semi-annually. As a result of the discount, they have a weighted average

Xerox 2012 Form 10-Q

effective interest rate of 2.977%. In connection with the issuance of these Senior Notes, debt issuance costs of $6 were deferred. This debt issuance partially pre-funded the May 2012 maturity of our $1,100 of 5.59% Senior Notes.

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense(1)	$109	$124	$218	$251
Interest income(2)	147	168	298	337
____________________________

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Net (Payments) Proceeds on Debt
Net proceeds on debt as shown on the Condensed Consolidated Statements of Cash Flows was as follows:

	Six Months Ended June 30,
	2012	2011
Net proceeds (payments) on short-term debt	$550	$(297)
Net proceeds from issuance of long-term debt	1,105	1,018
Net payments on long-term debt	(1,112)	(18)
Net Proceeds on Debt	$543	$703

Note 10 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
At June 30, 2012 and December 31, 2011, we did not have any interest rate swaps outstanding.
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
Summary of Foreign Exchange Hedging Positions
At June 30, 2012, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,823, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 81% of these contracts mature within three months, 11% in three to six months and 8% in six to twelve months.

The following is a summary of the primary hedging positions and corresponding fair values as of June 30, 2012:

Xerox 2012 Form 10-Q

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$589	$(3)
U.S. Dollar/Euro	471	15
Japanese Yen/U.S. Dollar	452	(1)
Japanese Yen/Euro	418	17
U.K. Pound Sterling/Euro	193	4
Canadian Dollar/Euro	167	—
Mexican Peso/U.S. Dollar	69	—
Indian Rupee/U.S. Dollar	61	(5)
Euro/U.S. Dollar	58	(1)
Euro/Swiss Franc	56	—
Philippine Peso/U.S. Dollar	40	—
U.S. Dollar/Canadian Dollar	25	—
Euro/Peruvian Nuevo Sol	23	—
Euro/Japanese Yen	22	—
All Other	179	(2)
Total Foreign Exchange Hedging	$2,823	$24
_____________________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at June 30, 2012.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net (liability) asset fair value of these contracts was $16 and $26 as of June 30, 2012 and December 31, 2011, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$28	$37
	Other current liabilities	(12)	(11)
	Net Designated Asset	$16	$26

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$15	$21
	Other current liabilities	(7)	(20)
	Net Undesignated Asset	$8	$1

Summary of Derivatives	Total Derivative Assets	$43	$58
	Total Derivative Liabilities	(19)	(31)
	Net Derivative Asset	$24	$27
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges

Xerox 2012 Form 10-Q

of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income Three Months Ended June 30,		Hedged Item Gain (Loss) Recognized in Income Three Months Ended June 30,
		2012	2011	2012	2011
Interest rate contracts	Interest expense	$—	$17	$—	$(17)

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income Six Months Ended June 30,		Hedged Item Gain (Loss) Recognized in Income Six Months Ended June 30,
		2012	2011	2012	2011
Interest rate contracts	Interest expense	$—	$16	$—	$(16)

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended June 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended June 30,
	2012	2011		2012	2011
Foreign exchange contracts – forwards	$52	$3	Cost of sales	$5	$(7)

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Six Months Ended June 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Six Months Ended June 30,
	2012	2011		2012	2011
Foreign exchange contracts – forwards	$8	(24)	Cost of sales	$21	(4)
No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
For the six months ended June 30, 2012, net gains of $17 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Derivative Gain (Loss)	2012	2011	2012	2011
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$23	$15	$5	$(16)
During the three months ended June 30, 2012 and 2011, we recorded Currency losses, net of $0 and $0, respectively. During the six months ended June 30, 2012 and 2011, we recorded Currency losses, net of $0 and $1, respectively.

Xerox 2012 Form 10-Q

Currency losses, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Note 11 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2012	December 31, 2011
Assets:
Foreign exchange contracts-forwards	$43	$58
Deferred compensation investments in cash surrender life insurance	72	69
Deferred compensation investments in mutual funds	23	23
Total	$138	$150
Liabilities:
Foreign exchange contracts-forwards	$19	$31
Deferred compensation plan liabilities	102	97
Total	$121	$128
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
Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$814	$814	$902	$902
Accounts receivable, net	2,776	2,776	2,600	2,600
Short-term debt	1,099	1,111	1,545	1,622
Long-term debt	8,061	8,691	7,088	7,496
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

Note 12 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

Xerox 2012 Form 10-Q

	Pension Benefits				Retiree Health
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Costs:
Service cost	$46	$46	$97	$94	$2	$2	$4	$4
Interest cost	113	121	228	239	11	12	22	24
Expected return on plan assets	(128)	(130)	(257)	(257)	—	—	—	—
Recognized net actuarial loss	26	19	53	36	1	—	1	—
Amortization of prior service credit	(5)	(6)	(11)	(12)	(11)	(10)	(21)	(20)
Recognized settlement loss	14	20	30	50	—	—	—	—
Defined benefit plans	66	70	140	150	3	4	6	8
Defined contribution plans	15	16	31	32	—	—	—	—
Net periodic benefit cost	81	86	171	182	3	4	6	8

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial gain	(18)	(9)	(19)	(9)	—	—	—	—
Amortization of net prior service credit	5	6	11	12	11	10	21	20
Amortization of net actuarial losses	(40)	(39)	(83)	(86)	(1)	—	(1)	—
Total recognized in Other Comprehensive Income(1)	(53)	(42)	(91)	(83)	10	10	20	20
Total recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$28	$44	$80	$99	$13	$14	$26	$28
_____________________________

(1)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 14 - Comprehensive Income for related tax effects and the after-tax amounts.

Contributions: During the six months ended June 30, 2012, we made cash contributions of $237 and $33 to our defined benefit plans and our other post-retirement benefit plans, respectively. In March 2012, we elected to make a contribution of 15.4 million shares of our common stock, with an aggregate value of approximately $130, to our U.S. defined benefit pension plan for salaried employees in order to meet our planned level of funding. We presently anticipate additional cash contributions of $148 to our defined benefit pension plans and $47 to our other post-retirement benefit plans in the second half of 2012 for a total cash contribution of approximately $385 ($515 total cash and stock contribution) and $80, respectively. The decrease in total contributions to our defined benefit pension plans as compared to the $560 previously disclosed, is primarily due to lower contributions in the U.S. as a result of the expected impacts from the recently enacted pension funding legislation. During the second quarter of 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions. These provisions are intended to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility. Once additional guidance is issued, we will reevaluate any additional change in contribution requirements.

Note 13 – Shareholders’ Equity

Xerox 2012 Form 10-Q

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$1,353	$6,317	$(124)	$7,046	$(2,716)	$11,876	$149	$12,025
Comprehensive income (loss), net	—	—	—	578	(162)	416	14	430
Cash dividends declared-common stock(2)	—	—	—	(116)	—	(116)	—	(116)
Cash dividends declared-preferred stock(3)	—	—	—	(12)	—	(12)	—	(12)
Contribution of common stock to U.S. pension plan(4)	15	115	—	—	—	130	—	130
Stock option and incentive plans	2	72	—	—	—	74	—	74
Tax loss on stock option and incentive plans, net	—	(1)	—	—	—	(1)	—	(1)
Payments to acquire treasury stock, including fees	—	—	(357)	—	—	(357)	—	(357)
Cancellation of treasury stock	(22)	(156)	178	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(27)	(27)
Balance at June 30, 2012	$1,348	$6,347	$(303)	$7,496	$(2,878)	$12,010	$136	$12,146

	Common Stock	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$1,398	$6,580	$6,016	$(1,988)	$12,006	$153	$12,159
Comprehensive income, net	—	—	600	413	1,013	16	1,029
Cash dividends declared-common stock(2)	—	—	(122)	—	(122)	—	(122)
Cash dividends declared-preferred stock(3)	—	—	(12)	—	(12)	—	(12)
Stock option and incentive plans	5	88	—	—	93	—	93
Tax benefit on stock option and incentive plans, net	—	2	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Other	—	—	—	—	—	2	2
Balance at June 30, 2011	$1,403	$6,670	$6,482	$(1,575)	$12,980	$161	$13,141
_____________________________

(1)	Refer to Note 14- Comprehensive Income for components of AOCL.

(2)	Cash dividends declared on common stock of $0.0425 per share in each quarter of 2012 and 2011.

(3)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2012 and 2011.

(4)	Refer to Note 12 - Employee Benefit Plans for additional information.

Treasury Stock
The following is a summary of the purchases of common stock made during the six months ended June 30, 2012 under our authorized stock repurchase programs (shares in thousands):

Xerox 2012 Form 10-Q

	Shares	Amount
December 31, 2011	15,508	$124
Purchases (1)	47,429	357
Cancellations	(22,098)	(178)
June 30, 2012	40,839	$303
____________________________

(1)	Includes associated fees.

Note 14 - Comprehensive Income

Other Comprehensive Income is comprised of the following:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(320)	$(323)	$155	$153
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges	52	38	3	1
Changes in cash flow hedges reclassed to earnings(1)	(5)	(4)	7	5
Net Unrealized Gains	$47	$34	$10	$6

Defined Benefit Plans Gains (Losses):
Actuarial/Prior service gains	$18	$11	$9	$6
Actuarial/Prior service amortization(2)	25	16	23	15
Fuji Xerox changes in defined benefit plans, net(3)	(11)	(11)	(3)	(3)
Other(4)	47	48	(4)	(4)
Change in Defined Benefit Plans Gains	$79	$64	$25	$14

Other Comprehensive (Loss) Income, net	$(194)	$(225)	$190	$173
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(1)	—	—
Other Comprehensive (Loss) Income Attributable to Xerox	$(193)	$(224)	$190	$173

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(167)	$(163)	$449	$450
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges	8	7	(24)	(18)
Changes in cash flow hedges reclassed to earnings(1)	(21)	(16)	4	3
Net Unrealized Losses	$(13)	$(9)	$(20)	$(15)

Defined Benefit Plans Gains (Losses):
Actuarial/Prior service gains	$19	$12	$9	$6
Actuarial/Prior service amortization(2)	52	35	54	35
Fuji Xerox changes in defined benefit plans, net(3)	(41)	(41)	(21)	(21)
Other(4)	4	4	(43)	(42)
Change in Defined Benefit Plans Gains (Losses)	$34	$10	$(1)	$(22)
Other Comprehensive (Loss) Income Attributable to Xerox	$(146)	$(162)	$428	$413

Xerox 2012 Form 10-Q

_____________________________
(1) Reclassified to Cost of sales - refer to Note 10 - Financial Instruments for additional information regarding our cash flow hedges.
(2) Reclassified to Total Net Periodic Benefit Cost - refer to Note 12 - Employee Benefit Plans for additional information.
(3) Represents our share of Fuji Xerox's benefit plan changes.
(4) Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCL.

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is comprised of the following:

	June 30, 2012	December 31, 2011
Cumulative translation adjustments	$(1,102)	$(939)
Benefit plans net actuarial losses and prior service credits(1)	(1,793)	(1,803)
Other unrealized gains, net	17	26
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(2,878)	$(2,716)
_____________________________

(1)	Includes our share of Fuji Xerox.

Note 15 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

Xerox 2012 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic Earnings per Share:
Net income attributable to Xerox	$309	$319	$578	$600
Accrued dividends on preferred stock	(6)	(6)	(12)	(12)
Adjusted Net Income Available to Common Shareholders	$303	$313	$566	$588
Weighted-average common shares outstanding	1,333,942	1,402,206	1,333,927	1,401,065
Basic Earnings per Share	$0.23	$0.22	$0.42	$0.42

Diluted Earnings per Share:
Net income attributable to Xerox	$309	$319	$578	$600
Accrued dividends on preferred stock	(6)	(6)	(12)	(12)
Interest on Convertible Securities, net	—	—	1	1
Adjusted Net Income Available to Common Shareholders	$303	$313	$567	$589
Weighted-average common shares outstanding	1,333,942	1,402,206	1,333,927	1,401,065
Common shares issuable with respect to:
Stock options	5,759	11,698	6,366	12,485
Restricted stock and performance shares	24,506	22,000	23,028	20,903
Convertible securities	1,992	1,992	1,992	1,992
Adjusted Weighted Average Common Shares Outstanding	1,366,199	1,437,896	1,365,313	1,436,445
Diluted Earnings per Share	$0.22	$0.22	$0.41	$0.41

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

Stock options	41,732	53,745	41,125	52,958
Restricted stock and performance shares	17,316	15,892	18,794	16,989
Convertible preferred stock	26,966	26,966	26,966	26,966
	86,014	96,603	86,885	96,913

Dividends per common share	$0.0425	$0.0425	$0.0850	$0.0850

Note 16 – Contingencies and Litigation
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of June 30, 2012, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,047 with the decrease from December 31, 2011 balance of approximately $1,120, primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $1,047, the majority has been assessed by management as being remote as to the likelihood

Xerox 2012 Form 10-Q

of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2012 we had $211 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $14 and additional letters of credit of approximately $225, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Xerox 2012 Form 10-Q

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
Other Contingencies
We have issued or provided the following guarantees as of June 30, 2012:

•
$446 for letters of credit issued to i) guarantee our performance under certain services contracts; ii) support certain insurance programs; and iii) support our obligations related to the Brazil tax and labor contingencies.

•
$769 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2012, we serviced a FFEL portfolio of approximately 4.0 million loans with an outstanding principal balance of approximately $57.9 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2012, other current liabilities include reserves of approximately $2 for losses on defaulted loans purchased.

Note 17 – Subsequent Events

In July 2012, we acquired Lateral Data, LP., a leading e-discovery technology provider, for approximately $30. Lateral Data's flagship software, Viewpoint™, brings simplicity and affordability to e-discovery and complements the offerings of Xerox Litigation Services. In July, we acquired Martin Whalen Office Solutions, a leading provider of office technology and software solutions, for approximately $31. This acquisition further expands our distribution in Illinois and builds on our strategy to create a nationwide network of locally based companies focused on customer needs. We are in the process of determining the purchase price allocation for these acquisitions.

In July 2012, we also signed a definitive agreement to acquire Wireless Data Services, Ltd. ("WDS"), a provider of technical support, knowledge management and related consulting to the world's largest wireless telecommunication brands for approximately $100 (£65 million). Based in the U.K., WDS's expertise in the telecommunications industry strengthens our broad portfolio of customer care solutions. The acquisition is expected to close in the third quarter of 2012, subject to the satisfaction of customary closing conditions.

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

Overview

Total revenue of $5.5 billion for the three months ended June 30, 2012 decreased by 1% from the prior year, including a 2-percentage point negative impact from currency. Services segment revenues increased 5%, including a 2-percentage point negative impact from currency, reflecting growth in each of our outsourcing service offerings. Technology segment revenues declined by 7%, including a 3-percentage point negative impact from currency, reflecting the continued weak macro-economic environment, particularly in Europe, as well as an increasing shift by customers to Xerox managed print services. Total revenue of $11.0 billion for the six months ended June 30, 2012 was flat compared to the prior year and includes a 1-percentage point negative impact from currency. Services segment revenue growth of 7%, including a 1-percentage point negative impact from currency, was offset by a 7% decrease in revenue in our Technology segment, including a 2-percentage negative impact from currency.

As a result of the continued economic uncertainty, primarily in Europe, we expect that 2012 total revenue will only increase by 1% to 2% excluding the impacts of currency. With respect to earnings, lower revenue from Technology is expected to be offset by strong year-over-year revenue growth from our Services segment and the ongoing benefit from operational efficiencies.

Net income attributable to Xerox for the three and six months ended June 30, 2012 was $309 million and $578 million, respectively, and included $51 million and $101 million, respectively, of after-tax amortization of intangibles. Net income attributable to Xerox for the three and six months ended June 30, 2011 was $319 million and $600 million, respectively, and included $74 million and $127 million, respectively, of after-tax costs related to amortization of intangibles as well as a loss on the early extinguishment of a liability in the second quarter 2011. Net income for the three and six months ended June 30, 2012 reflects continued pressure on margins, as we scale our revenue in services, that are partially being offset by operational improvements and cost reductions from restructuring actions.

Cash Flow from operations was $213 million for the six months ended June 30, 2012, as compared to $317 million from the prior year period, with the decrease primarily related to the timing of contributions to our defined benefit pension plans. Cash used in investing activities of $312 million primarily reflects capital expenditures of $243 million and acquisitions of $87 million. Cash provided by financing activities was $8 million, as a $549 million increase in Commercial Paper was partially offset by $357 million for the repurchase of common stock and $187 million for dividends and distributions to non-controlling interests. We also issued approximately $1.1 billion in new Senior Notes to fund the May 2012 maturity of our $1.1 billion 5.59% Senior Notes.

Financial Review
Revenues

Xerox 2012 Form 10-Q

	Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012	2011	% Change	2012	2011	% Change	% of Total Revenue 2012	% of Total Revenue 2011
Equipment sales	$846	$925	(9)%	$1,657	$1,751	(5)%	15%	16%
Annuity revenue	4,695	4,689	—%	9,387	9,328	1%	85%	84%
Total Revenue	$5,541	$5,614	(1)%	$11,044	$11,079	—%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,635	$1,720		$3,223	$3,391
Less: Supplies and other sales	(571)	(558)		(1,136)	(1,165)
Less: Paper sales	(218)	(237)		(430)	(475)
Equipment Sales	$846	$925		$1,657	$1,751
Outsourcing, service and rentals	$3,763	$3,731		$7,530	$7,363
Add: Finance income	143	163		291	325
Add: Supplies and other sales	571	558		1,136	1,165
Add: Paper sales	218	237		430	475
Annuity Revenue	$4,695	$4,689		$9,387	$9,328

Second quarter 2012 Total revenues decreased by 1% compared to the second quarter 2011, including a 2-percentage point negative impact from currency. Total revenues included the following:

•	Annuity revenue, which was flat as compared to the second quarter 2011, including a 2-percentage point negative impact from currency. Annuity revenue is comprised of the following:

▪
Outsourcing, service and rentals revenue of $3,763 million, which includes outsourcing revenue within our Services segment and technical service revenue (including bundled supplies) and rental revenue, both primarily within our Technology segment. An increase of 1%, including a 2-percentage point negative impact from currency, was driven by an increase in outsourcing revenue in our business process outsourcing, document outsourcing and IT outsourcing offerings.

▪
Supplies and other sales revenue of $571 million, which includes unbundled supplies and other sales, primarily within our Technology segment increased 2%, including a 2-percentage point negative impact from currency. The increase reflects a 4% increase (including a 1-percentage point negative impact from currency) in supplies sales driven by the timing of supplies purchases by our channel partners.

▪	Paper sales revenue, primarily within our Other segment, of $218 million decreased 8%, including a 4-percentage point negative impact from currency driven by market pricing and lower activity.

•
Equipment sales revenue, which is reported primarily within our Technology segment and the document outsourcing business within our Services segment, declined 9% as compared to the second quarter 2011, including a 3-percentage point negative impact from currency, driven by weakness in Europe and the impact of lower product mix. Product installs increased from the second quarter 2011 in all three of our product groups. Consistent with prior quarters, price declines were in the range of 5% to 10%.

•
Color Revenue[1], declined 4% as compared to second quarter 2011, including a 4-percentage point negative impact from currency. An increase in color pages of 10% was offset by a decline in color equipment sale revenue driven primarily by weakness in Europe and the impact of lower product mix.

Total revenues for the six months ended June 30, 2012, was flat compared to the prior year period, including a 1-percentage point negative impact from currency. Total revenues included the following:

•	Annuity revenue increased 1% compared to the prior year period, including a 1-percentage point negative impact from currency. Annuity revenue is comprised of the following:

▪
Outsourcing, service and rentals revenue of $7,530 million, increased 2%, including a 2-percentage point negative impact from currency, primarily driven by an increase in outsourcing revenue in our Services segment.

▪
Supplies and other sales revenue of $1,136 million, decreased 2%, including a 2-percentage point negative impact from currency. This decrease was primarily driven by overall lower supplies purchases by our channel partners in the first six months of the year.

▪	Paper sales revenue of $430 million, decreased 9%, including a 2-percentage point negative impact from

Xerox 2012 Form 10-Q

currency, primarily driven by market pricing and lower activity as well as our strategy to discontinue the direct sale of paper in selected markets.

•
Equipment sales revenue decreased 5% compared to the prior year period, including a 2-percentage point negative impact from currency, driven by weakness in Europe and the impact of lower product mix. Product installs increased from the prior year period in all three of our product groups and was more than offset by the impact of price declines, which, consistent with prior quarters, were in the range of 5% to 10%.

Equipment sales within our Services segment continued to grow, driven by the migration of customers looking to reduce printing costs by moving to our market leading document outsourcing offering.

•
Color Revenue[1] - declined 4% compared to the prior year period, including a 3-percentage point negative impact from currency. A year-to-date increase in color pages of 10% was offset by a decline in color equipment sale revenue driven primarily by weakness in Europe and the impact of lower product mix.

An analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
Total Gross Margin	32.0%	33.4%	(1.4)	pts	31.5%	33.2%	(1.7)	pts
RD&E as a % of Revenue	2.9%	3.1%	(0.2)	pts	3.0%	3.2%	(0.2)	pts
SAG as a % of Revenue	19.4%	19.9%	(0.5)	pts	19.4%	20.2%	(0.8)	pts
Operating Margin(2)	9.7%	10.4%	(0.7)	pts	9.1%	9.8%	(0.7)	pts
Pre-tax Income Margin	6.3%	7.1%	(0.8)	pts	6.0%	6.8%	(0.8)	pts
Operating Margin
The second quarter 2012 operating margin2 of 9.7% decreased 0.7-percentage points as compared to the second quarter of 2011. The decrease was primarily due to a decrease in gross margin, which was partially offset by expense reductions. Operating margin2 improved sequentially from the first quarter 2012 by 1.2-percentage points.
The operating margin2 for the six months ended June 30, 2012 of 9.1% decreased 0.7-percentage points as compared to the prior year period. The decrease was primarily due to a decrease in gross margin, which was partially offset by expense reductions.
Gross Margins
Total Gross Margin
Gross margin for the second quarter 2012 of 32.0% decreased 1.4-percentage points, as compared to the second quarter of 2011. The decrease was driven primarily by the ramping of new services contracts and the higher mix of Services revenue.
Gross margin for six months ended June 30, 2012 of 31.5% decreased 1.7-percentage points, as compared to the prior year comparable period. The decrease was driven primarily by the ramping of new services contracts, the impact of lower contract renewals from prior periods and the higher mix of Services revenue.
Services Gross Margin
Services segment gross margin for the second quarter of 2012 decreased 2.3-percentage points as compared to the second quarter 2011, due primarily to the ramping of new services contracts. However, Services segment gross margin improved sequentially from the first quarter 2012 by 0.9-percentage points.
Services segment gross margin for the six months ended June 30, 2012 decreased 2.1-percentage points as compared to the prior year comparable period, due primarily to the ramping of new services contracts within BPO and ITO and the impact of lower contract renewals from prior periods.
Technology Gross Margin
Technology segment gross margin for the second quarter of 2012 increased 0.2-percentage points as compared to the

Xerox 2012 Form 10-Q

second quarter 2011, as productivity improvements and restructuring savings more than offset the impact of price declines and unfavorable year-over-year transaction currency, reflecting continued focus on cost management.
Technology segment gross margin for the six months ended June 30, 2012 decreased 0.2-percentage points as compared to the prior year comparable period, primarily due to price declines and unfavorable year-over-year transaction currency. The impact of price declines was offset by productivity improvements and restructuring savings, reflecting continued focus on cost management.

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
R&D	$133	$147	$(14)	$278	$303	$(25)
Sustaining engineering	28	28	—	56	56	—
Total RD&E Expenses	$161	$175	$(14)	$334	$359	$(25)
Second quarter 2012 RD&E as a percent of revenue of 2.9% decreased 0.2-percentage points from the second quarter 2011.
RD&E of $161 million was $14 million lower than the second quarter 2011, reflecting the impact of restructuring and productivity improvements.
RD&E as a percent of revenue for the six months ended June 30, 2012 of 3.0% decreased 0.2-percentage points. In addition to lower spending, the decrease was driven by the positive mix impact of the continued growth in Services revenue, which historically has a lower RD&E as a percent of revenue.
RD&E of $334 million for the six months ended June 30, 2012 was $25 million lower, reflecting the impact of restructuring and productivity improvements.
Innovation continues to be one of our core strengths and we continue to invest at levels that enhance this core strength, particularly in color, software and services. Xerox R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (“SAG”)
SAG as a percent of revenue of 19.4% decreased 0.5-percentage points from the second quarter 2011. The decrease was driven by spending reductions reflecting benefits from restructuring and productivity improvements in addition to the positive mix impact from the continued growth in Services revenue.
SAG of $1,076 million in the second quarter 2012 was $43 million lower than the second quarter 2011, including a $24 million favorable impact from currency. SAG expenses reflect the following:

•
$56 million decrease in selling expenses, driven primarily by benefits from restructuring and productivity improvements partially offset by the impact of acquisitions and spending associated with the drupa print trade show in Düsseldorf, Germany.

•
$11 million increase in general and administrative expenses as restructuring savings and productivity improvements were more than offset by the impact of acquisitions and compensation-related expenses.

•	$2 million increase in bad debt expenses to $31 million.
SAG as a percent of revenue of 19.4% decreased 0.8%-percentage points for the six months ended June 30, 2012. The decrease was driven by spending reductions reflecting benefits from restructuring and productivity improvements in addition to the positive mix impact from the continued growth in Services revenue, which historically has a lower SAG percent of revenue.
SAG of $2,144 million for the six months ended June 30, 2012 was $94 million lower than the prior year period, including a $35 million favorable impact from currency. SAG expenses reflect the following:

•	$111 million decrease in selling expenses, driven primarily by benefits from restructuring and productivity improvements.

•
$23 million increase in general and administrative expenses as restructuring savings and productivity improvements were more than offset by the impact of acquisitions and compensation-related expenses.

•	$6 million decrease in bad debt expenses to $55 million. Bad debt expense remained at less than one percent of receivables.
Restructuring and Asset Impairment Charges

Xerox 2012 Form 10-Q

During the second quarter 2012, we recorded net restructuring and asset impairment charges of $29 million, which included approximately $25 million of severance costs related to headcount reductions of approximately 700 employees primarily in North America, and $5 million of lease cancellation charges. These costs were partially offset by $1 million of net reversals for changes in estimated reserves from prior period initiatives.
During the six months ended June 30, 2012, we recorded net restructuring and asset impairment charges of $46 million, which included approximately $47 million of severance costs related to headcount reductions of approximately 1,100 employees primarily in North America and $7 million of lease cancellation and asset impairment charges. These costs were partially offset by $8 million of net reversals for changes in estimated reserves from prior period initiatives.
We recorded net restructuring and asset impairment credits of $9 million and $24 million for the three and six months ended June 30, 2011, respectively, primarily reflecting net reversals and changes in estimated reserves from prior period initiatives.

The restructuring reserve balance as of June 30, 2012 for all programs was $84 million, of which approximately $76 million is expected to be spent over the next twelve months. Refer to Note 8 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
During the three and six months ended June 30, 2012, we recorded $82 million and $164 million, respectively, of expense related to the amortization of intangible assets, which is $5 million and $8 million, lower than the prior year comparable periods primarily as a result of the accelerated write-off of the ACS brand name in the fourth quarter 2011.
Worldwide Employment
Worldwide employment of 139,100 at June 30, 2012 decreased approximately 550 from December 31, 2011, primarily due to restructuring related actions partially offset by the impact of acquisitions.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Non-financing interest expense	$58	$64	$114	$131
Interest income	(4)	(5)	(7)	(12)
Gains on sales of businesses and assets	(2)	(7)	(3)	(8)
Currency losses, net	—	—	—	1
Litigation matters	—	6	(1)	12
Fees - Sales of receivables	6	5	12	9
Loss on early extinguishment of liability	—	33	—	33
All other expenses, net	16	8	14	16
Total Other Expenses, Net	$74	$104	$129	$182
Non-Financing Interest Expense: Non-financing interest expense for the three and six months ended June 30, 2012 of $58 million and $114 million, respectively, were $6 million and $17 million lower than prior year comparable periods. The decrease in interest expense is primarily due to the benefit of lower borrowing costs achieved as a result of refinancing existing debt.
Litigation matters: Litigation matters for the three and six months ended June 30, 2011 include charges related to probable losses on various legal matters, none of which were individually material.
Fees- Sales of Receivables: Fees for sales of receivables for the three and six months ended June 30, 2012 of $6 million and $12 million, respectively, were $1 million and $3 million higher than the prior year comparable periods primarily due to higher sales of receivables.
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

Xerox 2012 Form 10-Q

All Other Expenses, Net: All other expenses, net for the three months ended June 30, 2012 increased $8 million primarily due to the write-off of an investment. All other expenses, net for the six months ended June 30, 2012 decreased $2 million, as gains on investments supporting certain of our deferred compensation arrangements offset the write-off of an investment. The investment gains were offset by an increase in compensation expense recorded in SAG as a result of the increase in the liability associated with these arrangements.
Income Taxes

The effective tax rate for the three and six months ended June 30, 2012 was 18.8% and 21.5%, respectively. On an adjusted basis2 the tax rate for the three and six months ended June 30, 2012 was 22.4% and 24.9%, respectively. The adjusted tax rates for the second quarter as well as the first half of 2012 were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends and other foreign transactions. In addition, the resolution of a number of tax audit positions and an increase in our anticipated future utilization of tax credits provided a 5 and 3-percentage point reduction in our second quarter and first half adjusted tax rates, respectively.
The effective tax rate for the three and six months ended June 30, 2011 was 26.9% and 27.0%, respectively. On an adjusted basis2 the tax rate for the three and six months ended June 30, 2012 was 29.6% and 29.4%, respectively. The adjusted tax rate for the three and six months was lower than the U.S. statutory tax rate primarily due to foreign income being taxed at a lower rate or offset by available foreign tax credits.
Xerox operations are widely dispersed. The statutory tax rate in most non U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year effective tax rate includes a benefit of approximately 12 percentage points from these non U.S. operations, which is comparable to 2011.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remaining quarters of 2012 will be approximately 29%, excluding the effects of intangibles amortization and discrete events.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Total equity in net income of unconsolidated affiliates	$31	$34	$71	$68
Fuji Xerox after-tax restructuring costs	6	4	10	15
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income.
Net Income
Second quarter 2012 net income attributable to Xerox was $309 million, or $0.22 per diluted share. On an adjusted basis2, net income attributable to Xerox was $360 million, or $0.26 per diluted share, and reflected adjustments for the amortization of intangible assets.
Second quarter 2011 net income attributable to Xerox was $319 million, or $0.22 per diluted share. On an adjusted basis2, net income attributable to Xerox was $393 million, or $0.27 per diluted share and reflected adjustments for the amortization of intangible assets and the loss on early extinguishment of a liability.
Net income attributable to Xerox for the six months ended June 30, 2012 was $578 million, or $0.41 per diluted share. On an adjusted basis2, net income attributable to Xerox was $679 million, or $0.49 per diluted share.
Net income attributable to Xerox for the six months ended June 30, 2011 was $600 million, or $0.41 per diluted share. On an adjusted basis2, net income attributable to Xerox was $727 million, or $0.50 per diluted share.
Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section for the adjustments to net income.
Other Comprehensive Income

Xerox 2012 Form 10-Q

Second quarter 2012 other comprehensive income attributable to Xerox of $85 million decreased $407 million from the second quarter 2011. The decrease was primarily due to losses from the translation of our foreign currency denominated net assets in 2012 as compared to translation gains in 2011. The translation losses are the result of a weakening of our major foreign currencies against the U.S. Dollar in the second quarter of 2012 as compared to a strengthening of those same currencies in the second quarter of 2011.
Other comprehensive income attributable to Xerox for the six months ended June 30, 2012 of $416 million decreased $597 million from the prior year comparable period. The decrease was primarily due to losses from the translation of our foreign currency denominated net assets in 2012 as compared to translation gains in 2011. The translation losses are the result of a weakening of our major foreign currencies against the U.S. Dollar in 2012 as compared to a strengthening of those same currencies in 2011.
Segment Review

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2012
Services	$2,806	51%	$298	10.6%	$5,627	51%	$561	10.0%
Technology	2,370	43%	268	11.3%	4,708	43%	$513	10.9%
Other	365	6%	(68)	(18.6)%	709	6%	(120)	(16.9)%
Total	$5,541	100%	$498	9.0%	$11,044	100%	$954	8.6%
2011
Services	$2,672	48%	$322	12.1%	$5,256	47%	$588	11.2%
Technology	2,552	45%	300	11.8%	5,047	46%	566	11.2%
Other	390	7%	(73)	(18.7)%	776	7%	(139)	(17.9)%
Total	$5,614	100%	$549	9.8%	$11,079	100%	$1,015	9.2%

 Services
Our Services segment comprises three service offerings: Business Process Outsourcing (“BPO”), Document Outsourcing (“DO”) and Information Technology Outsourcing (“ITO”).
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012	2011	Change	2012	2011	Change
Business Processing Outsourcing	$1,606	$1,504	7%	$3,243	$2,947	10%
Document Outsourcing	900	876	3%	1,787	1,706	5%
Information Technology Outsourcing	344	316	9%	676	647	4%
Less: Intra-segment Elimination	(44)	(24)	*	(79)	(44)	*
Total Services Revenue	$2,806	$2,672	5%	$5,627	$5,256	7%
____________________________
* Percent not meaningful.

Second quarter 2012 Services revenue of $2,806 million increased 5% from second quarter 2011, including a 2-percentage point negative impact from currency.

•
BPO revenue increased 7%, including a 1-percentage point negative impact from currency, and represented 56% of total Services revenue. BPO growth was driven by the government healthcare, financial services and retail, travel and insurance businesses and was partially offset by lower transaction volumes from existing contracts.

•
DO revenue increased 3%, including a 3-percentage point negative impact from currency, and represented 32% of total Services revenue. Growth was driven primarily by our new partner print services offerings as well as new signings. Xerox is the market leader in this growing segment of the Document Technology market.

•
ITO revenue increased 9% and represented 12% of total Services revenue. ITO growth was driven by strong signings growth in recent quarters and also includes 3-percentage points of growth related to revenue from intercompany services, which is eliminated in total Services segment revenue.

Xerox 2012 Form 10-Q

Services revenue for the six months ended June 30, 2012 of $5,627 million increased 7% from the comparable prior year period, including a 1-percentage point negative impact from currency.

•
BPO revenue increased 10% and represented 57% of total Services revenue. BPO growth was driven by the government healthcare, healthcare payer, financial services, and retail, travel and insurance businesses.

•
DO revenue increased 5%, including a 2%-percentage point negative impact from currency, and represented 32% of total Services revenue. Continued growth was driven primarily by our new partner print services offerings as well as new signings. Xerox is the market leader in this growing segment of the Document Technology market.

•
ITO revenue increased 4% and represented 11% of total Services revenue. This reflects an improving trend from 2011 due primarily to ramping of newer contracts and also includes 2-percentage points of growth related to revenue from intercompany services, which is eliminated in total Services segment revenue.

Segment Margin
Second quarter 2012 Services segment margin of 10.6% decreased 1.5-percentage points from second quarter 2011, due primarily to the decline in gross margin, which was driven by the ramping of new services contracts. However, segment margin improved sequentially from first quarter 2012 by 1.3-percentage points.

Services segment margin for the six months ended June 30, 2012 of 10.0% decreased 1.2-percentage points from the prior year period, due primarily to the decline in gross margin, which was driven by the ramping of new services contracts and the impact of lower contract renewals from prior periods.

Metrics
Pipeline
Our total Services sales pipeline, including synergy opportunities, grew 10% over the second quarter 2011. This sales pipeline includes the Total Contract Value (“TCV”) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.
Signings were as follows:

(in billions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
BPO	$1.4	$2.7
DO	0.9	1.4
ITO	0.3	0.7
Total Signings	$2.6	$4.8

Signings on a trailing twelve month basis declined 1% in relation to the comparable prior year period. Although the eligible renewal population was smaller in the second quarter 2012 than in prior quarters, new business signings increased by 13% on a trailing twelve month basis.
Note: TCV is the estimated total revenue for future contracts for the pipeline or signed contracts for signings, as applicable.
Renewal Rate (for BPO and ITO)
Renewal rate is defined as the annual recurring revenue ("ARR") on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. The second quarter 2012 contract renewal rate for BPO and ITO contracts was 89%, which is within our target range of 85% - 90%.

Technology
Our Technology segment includes the sale of products and supplies, as well as the associated technical service and financing of those products. Technology revenues exclude the impact of growth in the Xerox document outsourcing business.
Revenue

Xerox 2012 Form 10-Q

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2012	2011		2012	2011
Equipment sales	$709	$790	(10)%	$1,388	$1,513	(8)%
Annuity revenue	1,661	1,762	(6)%	3,320	3,534	(6)%
Total Revenue	$2,370	$2,552	(7)%	$4,708	$5,047	(7)%
Second quarter 2012 Technology revenue of $2,370 million decreased 7% compared to second quarter 2011 and included a 3-percentage point negative impact from currency. Revenue results included the following:

•
Equipment sales revenue decreased 10%, including a 3-percentage point negative impact from currency. A weak macro-economic environment combined with a lower product mix and price declines in the range of 5% to 10% more than offset install growth in all three product groups. In addition, growth was negatively impacted by the continued migration of customers to our rapidly growing partner print services offering within document outsourcing.

•
Annuity revenue decreased 6%, including a 3-percentage point negative impact from currency. An increase in supplies revenue was more than offset by a moderating decline in total pages and the continued migration of customers to our partner print services offering.

•	Technology revenue mix was 22% entry, 58% mid-range and 20% high-end.
Technology revenue for the six months ended June 30, 2012 of $4,708 million decreased 7% compared to prior year and included a 2%-percentage point negative impact from currency. Revenue results included the following:

•
Equipment sales revenue decreased 8%, including a 2%-percentage point negative impact from currency. This decline is driven in part by the weak macro-economic environment and the continued migration of customers to our rapidly growing partner print services offering within document outsourcing. In addition, the impact of lower product mix and price declines more than offset growth in installs. Consistent with prior quarters, price declines were in the range of 5% to 10%.

•
Annuity revenue decreased 6%, including a 2%-percentage point negative impact from currency. A decrease in supplies revenue was primarily driven by a moderating decline in pages, partially offset by a continued increase in revenue per page.

•	Technology revenue mix was 22% entry, 58% mid-range and 20% high-end.
Segment Margin
Second quarter 2012 Technology segment margin of 11.3% declined by 0.5-percentage points from second quarter 2011, as an improvement in gross margin was more than offset by expenses related to the drupa print trade show and an increase in general and administrative expenses as a percentage of revenue.

Technology segment margin for the six months ended June 30, 2012 of 10.9% declined by 0.3-percentage points from prior year period. Lower operating expenses from restructuring savings were more than offset by a decline in gross profit.

Total Installs (Technology and Document Outsourcing3)

In the second quarter 2012, installs continued to grow in all three strategic product groups (entry, mid-range and high-end). Install activity includes installations for document outsourcing and Xerox-branded products shipped to GIS. Details by product groups is shown below:
Entry
Installs for the second quarter 2012:

•	9% increase in black-and-white multifunction devices driven by demand for the recently launched WorkCentre® 3045.

•	34% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6015 and ColorQube 8900.

•	4% increase in color printers driven by an increase in sales to OEM partners.

Installs for the six months ended June 30, 2012:

•	16% increase in black-and-white multifunction devices driven by demand for the recently launched WorkCentre® 3045.

•	40% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6015.

•	1% decrease in color printers driven by an increase in sales to OEM partners.

Mid-Range
Installs for the second quarter 2012 :

•	15% increase in installs of mid-range color devices across all geographies driven by strong demand for products such as the WorkCentre® 7530/7535.

Xerox 2012 Form 10-Q

•	2% decrease in installs of mid-range black-and-white devices.

Installs for the six months ended June 30, 2012:

•
15% increase in installs of mid-range color devices driven by demand for products such as the WorkCentre® 7535/7125//7530 and the WorkCentre® 7556, which enabled continued market share gains in the fastest growing and most profitable segment of the office color market.

•	6% decrease in installs of mid-range black-and-white devices.

High-End
Installs for the second quarter 2012:

•
80% increase in installs of high-end color systems driven by strong demand for the recently launched Xerox Color 770, which has enabled large market share gains in the entry production color market segment.

•	24% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.

Installs for the six months ended June 30, 2012:

•
53% increase in installs of high-end color systems driven primarily by strong demand for the recently launched Xerox Color 770 and the DocuColor™ 8080. These products have enabled large market share gains in the Entry Production Color market segment.

•	16% decrease in installs of high-end black-and-white systems.
Note: Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3-Segment Reporting, in the Condensed Consolidated Financial Statements.
Other
Revenue
Second quarter 2012 Other segment revenue of $365 million decreased 6%, including a 2-percentage point negative impact from currency. The decline is due primarily to a decline in paper sales, which was driven by market pricing and lower activity.

Other segment revenue for the six months ended June 30, 2012 of $709 million decreased 9%, including a 2%-percentage point negative impact from currency. The decline is due primarily to a decline in paper sales, which was driven by market pricing, lower activity and our strategy to discontinue the direct sale of paper in selected markets, as well as a decline in revenues from wide format systems and licensing. Paper comprised approximately 60% of the 2012 and 2011 Other segment revenue.

Segment Margin
Second quarter 2012 Other segment loss of $68 million, decreased $5 million from the second quarter 2011, primarily as a result of lower non-financing interest expense.

Other segment loss of $120 million for the six months ended June 30, 2012, decreased $19 million from the prior year comparable period, primarily driven by lower non-financing interest expense.
____________________________

(1)	Represents revenues from color devices and is a subset of total revenues and excludes Global Imaging Systems, Inc. (“GIS”) color revenues.

(2)	See the “Non-GAAP Financial Measures” section for an explanation of this non-GAAP financial measure.

(3)	Equipment sales associated with Document Outsourcing are reported in our Services segment revenue.

Capital Resources and Liquidity
Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access the financial capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

•
As of June 30, 2012 and December 31, 2011, total cash and cash equivalents were $814 million and $902 million, respectively. We had $649 borrowings under our Commercial Paper Program at June 30, 2012 as compared to $100 million at December 31, 2011. There were no outstanding borrowings or letters of credit under our $2 billion Credit Facility for either period.

•
Our Commercial Paper program was established in 2010 as a means to reduce our cost of capital and to provide an alternative liquidity vehicle in the market. Aggregate Commercial Paper and Credit Facility borrowings may not exceed the borrowing capacity under our Credit Facility at any time.

Xerox 2012 Form 10-Q

•
Our operating cash flow during the first half of 2012 was $213 million and we continue to expect full-year operating cash flow of $2 billion to $2.3 billion. Over the past three years we have consistently delivered strong cash flow from operations driven by the strength of our annuity based revenue model. Cash flows from operations were $1,961 million, $2,726 million and $2,208 million for the three years ended December 31, 2011, respectively.

Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Six Months Ended June 30,		Change
(in millions)	2012	2011
Net cash provided by operating activities	$213	$317	$(104)
Net cash used in investing activities	(312)	(368)	56
Net cash provided by (used in) financing activities	8	(81)	89
Effect of exchange rate changes on cash and cash equivalents	3	19	(16)
Decrease in cash and cash equivalents	(88)	(113)	25
Cash and cash equivalents at beginning of period	902	1,211	(309)
Cash and Cash Equivalents at End of Period	$814	$1,098	$(284)
Cash Flows from Operating Activities
Net cash provided by operating activities was $213 million for the six months ended June 30, 2012. The $104 million decrease in cash from the six months ended June 30, 2011 was primarily due to the following:

•
$248 million decrease related to higher accounts receivable primarily due to growth in services revenue and a reduction in the use of prompt pay discounts partially offset by an increase in sales of accounts receivable.

•	$114 million decrease due to the timing of contributions to our defined benefit pension plans.

•	$47 million decrease from higher net income tax payments primarily due to refunds in the prior year.

•	$33 million decrease from derivatives primarily due to the absence of the early termination of certain interest rate swaps.

•	$141 million increase primarily related to the timing of payments of accounts payable and accrued compensation.

•	$109 million increase due to higher net run-off of finance receivables as a result of lower equipment sales.

•	$53 million increase due to lower inventory growth.

•	$37 million increase due to lower restructuring payments.
Cash Flows from Investing Activities
Net cash used in investing activities was $312 million for the six months ended June 30, 2012, which was a $56 million decrease in the use of cash from the comparable prior year period. 2012 acquisitions include RK Dixon for $58 million as well as two smaller acquisitions totaling $29 million. 2011 acquisitions include Unamic/HCN for $55 million, Concept Group for $43 million and six smaller acquisitions for an aggregate of $37 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $8 million for the six months ended June 30, 2012. The $89 million increase in cash from the six months ended June 30, 2011 was primarily due to the following:

•	$670 million increase reflecting the absence of payment of our liability to Xerox Capital Trust I in connection with their redemption of preferred securities.

•	$357 million decrease resulting from our share repurchase program.

•
$160 million decrease from net debt activity. 2012 reflects net proceeds of $1.1 billion on Senior Notes issued in March and an increase of $549 million on Commercial Paper offset by net payments on Senior Notes of $1.1 billion in June and $6 million on other debt. 2011 reflects proceeds of $1 billion from the issuance of Senior Notes and $3 million on other debt offset by a decrease of $300 million on Commercial Paper.

•	$49 million decrease due to higher distributions to noncontrolling interests.

•	$21 million decrease due to lower proceeds from the issuances of common stock under our stock option plans.

Customer Financing Activities and Debt
The following represents our Total finance assets, net associated with our lease and finance operations:

Xerox 2012 Form 10-Q

(in millions)	June 30, 2012	December 31, 2011
Total Finance receivables, net(1)	$5,916	$6,362
Equipment on operating leases, net	519	533
Total Finance Assets, net(2)	$6,435	$6,895
____________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	Change from December 31, 2011 includes a decrease of $91 million due to currency.
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

(in millions)	June 30, 2012	December 31, 2011
Financing debt(1)	$5,631	$6,033
Core debt	3,529	2,600
Total Debt	$9,160	$8,633
____________________________

(1)
Financing debt includes $5,177 million and $5,567 million as of June 30, 2012 and December 31, 2011, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes our debt:

(in millions)	June 30, 2012	December 31, 2011
Principal debt balance(1)	$9,061	$8,450
Net unamortized discount	(65)	(7)
Fair value adjustments(2)	164	190
Total Debt	9,160	8,633
Less: Current maturities and short-term debt	(1,099)	(1,545)
Total Long-term Debt	$8,061	$7,088
____________________________

(1)	Includes Commercial Paper of $649 million and $100 million as of June 30, 2012 and December 31, 2011, respectively.

(2)
Fair value adjustments represent changes in the fair value of hedged debt obligations attributable to movements in benchmark interest rates. Hedge accounting requires hedged debt instruments to be reported at an amount equal to the sum of their carrying value (principal value plus/minus premiums/discounts) and any fair value adjustment.

The increase in debt from December 31, 2011 is primarily driven by an increase in commercial paper due to the timing of cash flows.

Sales of Accounts Receivable
We have facilities in the U.S., Canada and several countries in Europe that enable us to sell to third-parties, on an on-going basis, certain accounts receivables without recourse. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days. Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Accounts receivable sales	$1,215	$819	$2,090	$1,549
Deferred proceeds	256	103	403	197
Fees associated with sales	6	5	12	9
Estimated increase to operating cash flows(1)	169	29	100	5
____________________________

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections

Xerox 2012 Form 10-Q

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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2012 Q3	663
2012 Q4	11
2013	1,031
2014	1,085
2015	1,255
2016	952
2017	1,001
2018	1,001
2019	650
2020	—
2021 and thereafter	1,412
Total	$9,061

Treasury Stock
During the second quarter 2012 we repurchased 41.3 million shares for an aggregate cost of $307 million, including fees. Through July 27, 2012, we repurchased an additional 10.6 million shares at an aggregate cost of $75.6 million, including fees, for a cumulative total of 341.4 million shares at a cost of $4.1 billion, including fees.

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

Xerox 2012 Form 10-Q

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

In 2011, in addition to the adjustment related to the amortization of intangible assets, we also adjusted reported earnings for the loss on the early extinguishment of a liability given the discrete and infrequent nature of this item on our results of operations for the period.
We also calculate and utilize an operating income and margin earnings measure by adjusting our pre-tax income and margin amounts to exclude certain expenses. In addition to the above excluded items, operating income and margin also exclude Other expenses, net as well as Restructuring and asset impairment charges. Other expenses, net is primarily composed of non-financial interest expense. Restructuring and asset impairment charges consist of costs primarily related to severance and benefits for employees pursuant to formal restructuring and workforce reduction plans. Such charges are expected to yield future benefits and savings with respect to our operational performance. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Xerox 2012 Form 10-Q

Net Income and EPS reconciliation:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported	$309	$0.22	$319	$0.22
Adjustments:
Amortization of intangible assets	51	0.04	54	0.04
Loss on early extinguishment of liability	—	—	20	0.01
Adjusted	$360	$0.26	$393	$0.27
Weighted average shares for adjusted EPS(1)		1,393		1,465
Fully diluted shares at June 30, 2012(2)		1,366

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Net Income	EPS	Net Income	EPS
(in millions; except per share amounts)
As Reported	$578	$0.41	$600	$0.41
Adjustments:
Amortization of intangible assets	101	0.08	107	0.08
Loss on early extinguishment of liability	—	—	20	0.01
Adjusted	$679	$0.49	$727	$0.50
Weighted average shares for adjusted EPS(1)		1,392		1,463
Fully diluted shares at June 30, 2012(2)		1,366
 ____________________________

(1)
Average shares for the calculation of adjusted EPS for the three and six months ended June 30, 2012 were 1,393 million and 1,392 million, respectively, and include 27 million of shares associated with the Series A convertible preferred stock. Accordingly, the quarterly dividends of $6 million and year-to-date dividends of $12 million on these preferred shares are excluded. Average shares of 1,465 million and 1,463 million for the three and six months ended June 30, 2011, respectively, also include 27 million shares associated with the Series A convertible preferred stock and the quarterly dividends of $6 million and year-to-date dividends of $12 million are likewise excluded. We evaluate the dilutive effect of the Series A convertible preferred stock on an “if-converted” basis.

(2)
Represents common shares outstanding at June 30, 2012 as well as shares associated with our Series A convertible stock plus dilutive potential common shares as used for the calculation of earnings per share for the three and six months ended June 30, 2012.

Effective Tax reconciliation:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$351	$66	18.8%	$401	$108	26.9%
Adjustments:
Amortization of intangible assets	82	31		87	33
Loss on early extinguishment of liability	—	—		33	13
Adjusted	$433	$97	22.4%	$521	$154	29.6%

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$664	$143	21.5%	$751	$203	27.0%
Adjustments:
Amortization of intangible assets	164	63		172	65
Loss on early extinguishment of liability	—	—		33	13
Adjusted	$828	$206	24.9%	$956	$281	29.4%

Xerox 2012 Form 10-Q

Operating Income / Margin reconciliation:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income	$351	$5,541	6.3%	$401	$5,614	7.1%
Adjustments:
Amortization of intangible assets	82			87
Xerox restructuring charge (credit)	29			(9)
Other expenses, net	74			104
Adjusted Operating	$536	$5,541	9.7%	$583	$5,614	10.4%
Equity in net income of unconsolidated affiliates	31			34
Loss on early extinguishment of liability	—			33
Fuji Xerox restructuring charge	6			4
Other expenses, net*	(75)			(105)
Segment Profit/Revenue	$498	$5,541	9.0%	$549	$5,614	9.8%

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income	$664	$11,044	6.0%	$751	$11,079	6.8%
Adjustments:
Amortization of intangible assets	164			172
Xerox restructuring charge (credit)	46			(24)
Other expenses, net	129			182
Adjusted Operating	$1,003	$11,044	9.1%	$1,081	$11,079	9.8%
Equity in net income of unconsolidated affiliates	71			68
Loss on early extinguishment of liability	—			33
Fuji Xerox restructuring charge	10			15
Other expenses, net*	(130)			(182)
Segment Profit/Revenue	$954	$11,044	8.6%	$1,015	$11,079	9.2%
____________________________

*	Includes rounding adjustments.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 16-Contingencies and Litigation contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2011 Annual Report. The Risk Factors remain applicable from our 2011 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2012
During the quarter ended June 30, 2012, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent:

a.	Securities issued on April 30, 2012: Registrant issued 3,283 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $8.095 per DSU (aggregate price $26,576), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2012
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:

Xerox 2012 Form 10-Q

Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through 30	490,000	$7.92	490,000	$1,305,468,573
May 1 through 31	16,629,200	7.40	16,629,200	1,182,339,872
June 1 through 30	24,209,544	7.41	24,209,544	1,002,867,828
Total	41,328,744		41,328,744
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $5.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $4.0 billion has been used through June 30, 2012. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	156,770	$8.15	n/a	n/a
May 1 through 31	339	7.20	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	157,109
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

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(e)(26)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of May 24, 2012.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2012 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ GARY R. KABURECK
Gary R. Kabureck Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: July 31, 2012

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

Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 5, 2010.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(e)(26)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of May 24, 2012.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2012 Form 10-Q