Form 10-Q
period 2012-09-30
XEROX CORP
filed 2012-10-31
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at September 30, 2012
Common Stock, $1 par value	1,272,546,910 shares

Xerox 2012 Form 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements, environmental regulations and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; our ability to expand equipment placements; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; our ability to recover capital investments; development of new products and services; our ability to protect our intellectual property rights; interest rates, cost of borrowing and access to credit markets; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; reliance on third parties for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 and our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2012 Form 10-Q

XEROX CORPORATION
FORM 10-Q
September 30, 2012

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2012 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2012	2011	2012	2011
Revenues
Sales	$1,537	$1,738	$4,760	$5,129
Outsourcing, service and rentals	3,727	3,689	11,257	11,052
Finance income	159	156	450	481
Total Revenues	5,423	5,583	16,467	16,662
Costs and Expenses
Cost of sales	1,026	1,154	3,170	3,383
Cost of outsourcing, service and rentals	2,668	2,545	7,983	7,597
Equipment financing interest	49	56	153	176
Research, development and engineering expenses	161	183	495	542
Selling, administrative and general expenses	1,050	1,109	3,194	3,347
Restructuring and asset impairment charges	14	(4)	60	(28)
Amortization of intangible assets	82	87	246	259
Other expenses, net	56	86	185	268
Total Costs and Expenses	5,106	5,216	15,486	15,544
Income before Income Taxes and Equity Income	317	367	981	1,118
Income tax expense	63	81	206	284
Equity in net income of unconsolidated affiliates	34	43	105	111
Net Income	288	329	880	945
Less: Net income attributable to noncontrolling interests	6	9	20	25
Net Income Attributable to Xerox	$282	$320	$860	$920
Basic Earnings per Share	$0.21	$0.23	$0.64	$0.65
Diluted Earnings per Share	$0.21	$0.22	$0.62	$0.63

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2012 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Net Income	$288	$329	$880	$945
Less: Net income attributable to noncontrolling interests	6	9	20	25
Net Income Attributable to Xerox	$282	$320	$860	$920

Other Comprehensive Income (Loss)(1):
Translation adjustments, net	$344	$(383)	$181	$67
Unrealized (losses) gains, net	(2)	28	(11)	13
Changes in defined benefit plans, net	(10)	44	—	22
Other Comprehensive Income (Loss) Attributable to Xerox	$332	$(311)	$170	$102

Comprehensive Income, net	$620	$18	$1,050	$1,047
Less: Comprehensive income attributable to noncontrolling interests	6	9	20	25
Comprehensive Income Attributable to Xerox	$614	$9	$1,030	$1,022

(1) Refer to Note 14 - Comprehensive Income for gross components of comprehensive income, reclassification adjustments out of accumulated other comprehensive income and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2012 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$882	$902
Accounts receivable, net	3,190	2,600
Billed portion of finance receivables, net	187	166
Finance receivables, net	1,877	2,165
Inventories	1,128	1,021
Other current assets	1,122	1,058
Total current assets	8,386	7,912
Finance receivables due after one year, net	3,591	4,031
Equipment on operating leases, net	526	533
Land, buildings and equipment, net	1,566	1,612
Investments in affiliates, at equity	1,442	1,395
Intangible assets, net	2,857	3,042
Goodwill	9,042	8,803
Deferred tax assets, long-term	454	672
Other long-term assets	2,375	2,116
Total Assets	$30,239	$30,116
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,893	$1,545
Accounts payable	1,591	2,016
Accrued compensation and benefits costs	795	757
Unearned income	446	432
Other current liabilities	1,488	1,631
Total current liabilities	6,213	6,381
Long-term debt	7,458	7,088
Pension and other benefit liabilities	2,206	2,487
Post-retirement medical benefits	879	925
Other long-term liabilities	768	861
Total Liabilities	17,524	17,742
Series A Convertible Preferred Stock	349	349
Common stock	1,322	1,353
Additional paid-in capital	6,095	6,317
Treasury stock, at cost	(361)	(124)
Retained earnings	7,716	7,046
Accumulated other comprehensive loss	(2,546)	(2,716)
Xerox shareholders’ equity	12,226	11,876
Noncontrolling interests	140	149
Total Equity	12,366	12,025
Total Liabilities and Equity	$30,239	$30,116
Shares of common stock issued	1,322,428	1,352,849
Treasury stock	(49,881)	(15,508)
Shares of common stock outstanding	1,272,547	1,337,341

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2012 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Cash Flows from Operating Activities:
Net income	$288	$329	$880	$945
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	339	301	965	890
Provision for receivables	23	45	83	99
Provision for inventory	9	13	26	32
Net loss (gain) on sales of businesses and assets	5	—	2	(8)
Undistributed equity in net income of unconsolidated affiliates	(32)	(43)	(67)	(83)
Stock-based compensation	30	29	92	92
Restructuring and asset impairment charges	14	(4)	60	(28)
Payments for restructurings	(30)	(42)	(113)	(162)
Contributions to defined benefit pension plans	(73)	(225)	(310)	(348)
Increase in accounts receivable and billed portion of finance receivables	(413)	(262)	(1,021)	(548)
Collections of deferred proceeds from sales of receivables	94	105	350	287
Increase in inventories	(44)	(141)	(128)	(278)
Increase in equipment on operating leases	(65)	(76)	(200)	(205)
Decrease in finance receivables	412	74	687	234
Increase in other current and long-term assets	(34)	(61)	(196)	(184)
Increase (decrease) in accounts payable and accrued compensation	7	181	(230)	(197)
Increase (decrease) in other current and long-term liabilities	36	78	(126)	(97)
Net change in income tax assets and liabilities	32	52	93	220
Net change in derivative assets and liabilities	7	19	(2)	43
Other operating, net	(11)	(6)	(38)	(21)
Net cash provided by operating activities	594	366	807	683
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(110)	(80)	(283)	(245)
Proceeds from sales of land, buildings and equipment	1	5	8	9
Cost of additions to internal use software	(30)	(41)	(100)	(122)
Acquisitions, net of cash acquired	(156)	(51)	(243)	(188)
Net change in escrow and other restricted investments	6	(1)	14	(9)
Other investing, net	—	1	3	20
Net cash used in investing activities	(289)	(167)	(601)	(535)
Cash Flows from Financing Activities:
Net proceeds (payments) on debt	199	(101)	742	602
Payment of liability to subsidiary trust issuing preferred securities	—	—	—	(670)
Common stock dividends	(63)	(63)	(177)	(182)
Preferred stock dividends	(6)	(6)	(18)	(18)
Proceeds from issuances of common stock	33	10	43	41
Excess tax benefits from stock-based compensation	10	1	10	5
Payments to acquire treasury stock, including fees	(361)	(309)	(718)	(309)
Repurchases related to stock-based compensation	(40)	(21)	(41)	(27)
Distributions to noncontrolling interests	(2)	(3)	(63)	(15)
Net cash used in financing activities	(230)	(492)	(222)	(573)
Effect of exchange rate changes on cash and cash equivalents	(7)	(20)	(4)	(1)
Increase (decrease) in cash and cash equivalents	68	(313)	(20)	(426)
Cash and cash equivalents at beginning of period	814	1,098	902	1,211
Cash and Cash Equivalents at End of Period	$882	$785	$882	$785

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
Operating segment revenues and profitability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit (Loss)
2012
Services	$2,847	$269	$8,474	$830
Technology	2,259	245	6,967	758
Other	317	(62)	1,026	(182)
Total	$5,423	$452	$16,467	$1,406
2011
Services	$2,717	$323	$7,973	$911
Technology	2,500	258	7,547	824
Other	366	(86)	1,142	(225)
Total	$5,583	$495	$16,662	$1,510

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Pre-tax Income	2012	2011	2012	2011
Segment Profit	$452	$495	$1,406	$1,510
Reconciling items:
Restructuring and asset impairment charges	(14)	4	(60)	28
Restructuring charges of Fuji Xerox	(5)	(1)	(15)	(16)
Amortization of intangible assets	(82)	(87)	(246)	(259)
Equity in net income of unconsolidated affiliates	(34)	(43)	(105)	(111)
Loss on early extinguishment of liability	—	—	—	(33)
Other	—	(1)	1	(1)
Pre-tax Income	$317	$367	$981	$1,118

Xerox 2012 Form 10-Q

Note 4 – Acquisitions

In July 2012, we acquired the following companies:

•
Wireless Data Services, Ltd. ("WDS"), a provider of technical support, knowledge management and related consulting services to the world's largest wireless telecommunication brands, for approximately $95 (£60 million). Based in the U.K., WDS's expertise in the telecommunications industry strengthens our broad portfolio of customer care solutions.

•
Lateral Data, LP., a leading e-discovery technology provider, for approximately $30. Lateral Data's flagship software, Viewpoint™, brings simplicity and affordability to e-discovery and complements the offerings of Xerox Litigation Services.

•
Martin Whalen Office Solutions, Inc., a leading provider of office technology and software solutions, for approximately $31. This acquisition further expands our distribution in Illinois and supports our strategy to create a nationwide network of locally based companies focused on customer needs.

In February 2012, we acquired R.K. Dixon, a leading provider of IT services, copiers, printers and managed print services, for approximately $58. The acquisition furthers our coverage of central Illinois and eastern Iowa.

WDS and Lateral Data are included in our Services segment while the acquisitions of Martin Whalen Office Solutions and R.K. Dixon are included within our Technology segment. Our Services segment acquired two additional businesses during the nine months ended September 30, 2012 for a total of $29 in cash.

The operating results of the 2012 acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were primarily allocated to intangible assets and goodwill based on third-party valuations and management’s estimates.

Note 5 – Receivables, Net
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. We have facilities in the U.S., Canada and several countries in Europe that enable us to sell certain accounts receivable without recourse to third-parties on a periodic basis. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days.
During 2012, we entered into an additional facility in the U.S. that enabled us to sell a designated pool of receivables on a revolving basis to a wholly-owned consolidated bankruptcy-remote limited purpose subsidiary, which in turn sold such receivables to third-party commercial paper conduit purchasers (collectively, the "Purchasers") for cash and a deferred purchase price receivable. The Purchasers' maximum cash investment in the receivables at any time was $265 and new receivables were purchased from cash collections on previously sold receivables. In September 2012, we negotiated a termination agreement with the Purchasers to repurchase the then outstanding receivables for cash and the satisfaction of the deferred purchase price. During the third quarter 2012, we had total cash outflows to the Purchasers of approximately $215, which reflects interim settlements as well as the repurchase of the remaining outstanding receivables upon termination. There were no outstanding balances associated with this facility as of September 30, 2012.
All of our arrangements involve the sale of our entire interest in groups of accounts receivables for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $124 and $97 at September 30, 2012 and December 31, 2011, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.

Xerox 2012 Form 10-Q

Of the accounts receivable sold and derecognized from our balance sheet, $678 and $815 remained uncollected as of September 30, 2012 and December 31, 2011, respectively. Accounts receivables sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Accounts receivable sales	$725	$754	$2,816	$2,303
Deferred proceeds	122	93	525	290
Fees associated with sales	4	5	16	14
Estimated decrease to operating cash flows(1)	(266)	(35)	(168)	(29)
 ____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency. The three months ended September 30, 2012 includes cash outflows related to our U.S. revolving facility of $215.

Sale of Finance Receivables
In September 2012, we sold our entire interest in a group of U.S. lease finance receivables from our Technology segment with a net carrying value of $341 to a third-party financial institution for cash proceeds of $314 and a beneficial interest from the purchaser of $52. The lease contracts, including associated service and supply elements, were initially sold to a wholly-owned consolidated bankruptcy-remote limited purpose subsidiary, which in turn sold the principal and interest portions of such contracts to the third-party financial institution (the “ultimate purchaser”). As of September 30, 2012, the principal value of the receivables sold and derecognized from our balance sheet was $350.
A pre-tax gain of $23 was recognized on this sale and is net of fees and expenses of approximately $2. The gain on the sale is reported in Finance Income within our Technology segment. We will continue to service the sold receivables for which we will receive a 1% servicing fee. We have concluded that the 1% servicing fee (approximately $6 over the expected life of the associated receivables) is adequate compensation and, accordingly, no servicing asset or liability was recorded.
The beneficial interest represents our right to receive future cash flows from the sold receivables, which exceed the servicing fee as well as the ultimate purchaser's initial investment and associated return on that investment. The beneficial interest was initially recognized at an estimate of fair value based on the present value of the expected future cash flows. The present value of the expected future cash flows was calculated using management's best estimate of key assumptions including credit losses, prepayment rate and an appropriate risk adjusted discount rate (all unobservable Level 3 inputs) for which we utilized annualized rates of 2.1%, 9.3% and 10.0%, respectively. These assumptions are supported by both our historical experience and anticipated trends relative to the particular portfolio of receivables sold. However, to assess the sensitivity on the fair value of the beneficial interest, we adjusted the credit loss rate, prepayment rate and discount rate assumptions individually by 10% and 20% while holding the other assumptions constant. Although the effect of multiple assumption changes was not considered in this analysis, a 10% or 20% adverse variation in any one of these three individual assumptions would each decrease the recorded beneficial interest by approximately $2 or less.
The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interest of which $19 and $33 is included in “Other current assets” and “Other long-term assets”, respectively, in the accompanying Condensed Consolidated Balance Sheets at September 30, 2012. The beneficial interest is held by the bankruptcy-remote subsidiary and therefore is not available to satisfy any of our creditor obligations. We will report collections on the beneficial interest as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity and the associated interest rate risk is de minimis considering it has a weighted average life of less than two years.
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

Xerox 2012 Form 10-Q

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

	United States	Canada	Europe	Other(3)	Total
Allowance for Credit Losses:
Balance at December 31, 2011	$75	$33	$91	$2	$201
Provision	2	1	12	—	15
Charge-offs	(4)	(3)	(12)	—	(19)
Recoveries and other(1)	1	2	2	1	6
Balance at March 31, 2012	74	33	93	3	203
Provision	3	2	11	1	17
Charge-offs	(5)	(4)	(15)	—	(24)
Recoveries and other(1)	1	—	(6)	(1)	(6)
Balance at June 30, 2012	$73	$31	$83	$3	$190
Provision	3	3	9	—	15
Charge-offs	(8)	(5)	(11)	—	(24)
Recoveries and other(1)	—	2	3	—	5
Sale of finance receivables	(9)	—	—	—	(9)
Balance at September 30, 2012	$59	$31	$84	$3	$177
Finance receivables as of September 30, 2012 collectively evaluated for impairment(2)	$2,384	$811	$2,466	$168	$5,829

Allowance for Credit Losses:
Balance at December 31, 2010	$91	$37	$81	$3	$212
Provision	7	4	11	—	22
Charge-offs	(10)	(5)	(8)	—	(23)
Recoveries and other(1)	(1)	2	3	—	4
Balance at March 31, 2011	87	38	87	3	215
Provision	1	3	14	—	18
Charge-offs	(6)	(5)	(11)	—	(22)
Recoveries and other(1)	(1)	—	(1)	—	(2)
Balance at June 30, 2011	$81	$36	$89	$3	$209
Provision	4	1	18	—	23
Charge-offs	(7)	(3)	(19)	—	(29)
Recoveries and other(1)	1	(1)	(5)	—	(5)
Balance at September 30, 2011	$79	$33	$83	$3	$198
Finance receivables as of September 30, 2011 collectively evaluated for impairment(2)	$2,943	$793	$2,714	$95	$6,545
 _____________________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $3 and $8, and the allowance for credit losses of $177 and $198 at September 30, 2012 and 2011, respectively.

(3)	Includes developing market countries and smaller units.

Xerox 2012 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	September 30, 2012
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and Other Services	$301	$235	$96	$632
Government and Education	762	17	2	781
Graphic Arts	94	117	175	386
Industrial	134	65	20	219
Healthcare	108	38	23	169
Other	86	66	45	197
Total United States	1,485	538	361	2,384
Finance and Other Services	152	115	43	310
Government and Education	118	9	3	130
Graphic Arts	38	35	36	109
Industrial	64	40	29	133
Other	77	41	11	129
Total Canada	449	240	122	811
France	271	275	134	680
U.K./Ireland	218	155	53	426
Central(1)	274	453	75	802
Southern(2)	163	228	73	464
Nordics(3)	52	38	4	94
Total Europe	978	1,149	339	2,466
Other	125	38	5	168
Total	$3,037	$1,965	$827	$5,829

Xerox 2012 Form 10-Q

	December 31, 2011
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and Other Services	$349	$380	$160	$889
Government and Education	821	20	4	845
Graphic Arts	126	200	172	498
Industrial	180	83	32	295
Healthcare	130	42	28	200
Other	97	93	76	266
Total United States	1,703	818	472	2,993
Finance and Other Services	153	118	51	322
Government and Education	121	9	4	134
Graphic Arts	36	39	35	110
Industrial	56	41	34	131
Other	74	42	12	128
Total Canada	440	249	136	825
France	246	354	92	692
U.K./Ireland	201	162	54	417
Central(1)	330	494	57	881
Southern(2)	219	256	63	538
Nordics(3)	60	39	3	102
Total Europe	1,056	1,305	269	2,630
Other	75	26	7	108
Total	$3,274	$2,398	$884	$6,556
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2012 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	September 30, 2012
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and Other Services	$20	$4	$2	$26	$606	$632	$18
Government and Education	24	4	3	31	750	781	35
Graphic Arts	21	2	1	24	362	386	11
Industrial	9	2	1	12	207	219	9
Healthcare	7	2	—	9	160	169	6
Other	8	1	1	10	187	197	7
Total United States	89	15	8	112	2,272	2,384	86
Canada	5	3	1	9	802	811	29
France	4	—	—	4	676	680	32
U.K./Ireland	4	1	3	8	418	426	5
Central(1)	6	2	3	11	791	802	40
Southern(2)	25	11	12	48	416	464	68
Nordics(3)	2	—	—	2	92	94	—
Total Europe	41	14	18	73	2,393	2,466	145
Other	3	1	—	4	164	168	—
Total	$138	$33	$27	$198	$5,631	$5,829	$260

	December 31, 2011
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and Other Services	$18	$4	$1	$23	$866	$889	$15
Government and Education	21	5	2	28	817	845	29
Graphic Arts	16	2	1	19	479	498	7
Industrial	7	2	1	10	285	295	6
Healthcare	5	2	—	7	193	200	5
Other	8	1	—	9	257	266	4
Total United States	75	16	5	96	2,897	2,993	66
Canada	3	2	1	6	819	825	27
France	1	1	1	3	689	692	16
U.K./Ireland	3	2	3	8	409	417	4
Central(1)	7	2	3	12	869	881	46
Southern(2)	31	4	13	48	490	538	82
Nordics(3)	1	—	—	1	101	102	—
Total Europe	43	9	20	72	2,558	2,630	148
Other	2	1	—	3	105	108	—
Total	$123	$28	$26	$177	$6,379	$6,556	$241
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2012 Form 10-Q

Note 6 – Inventories
The following is a summary of Inventories by major category:

	September 30, 2012	December 31, 2011
Finished goods	$944	$866
Work-in-process	74	58
Raw materials	110	97
Total Inventories	$1,128	$1,021

Note 7 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fuji Xerox	$32	$42	$97	$104
Other investments	2	1	8	7
Total Equity in Net Income of Unconsolidated Affiliates	$34	$43	$105	$111
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest. Equity income for the nine months ended September 30, 2012 and 2011 includes after-tax restructuring charges of $15 and $16, respectively, primarily reflecting Fuji Xerox’s continued cost-reduction initiatives.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Summary of Operations:
Revenues	$3,192	$3,330	$9,586	$9,274
Costs and expenses	2,988	3,042	8,928	8,584
Income before income taxes	204	288	658	690
Income tax expense	68	107	246	231
Net Income	136	181	412	459
Less: Net income – noncontrolling interests	2	1	4	3
Net Income – Fuji Xerox	$134	$180	$408	$456
Weighted Average Rate(1)	78.61	77.69	79.47	80.37
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2012 Form 10-Q

Note 8 – Restructuring Programs
During the nine months ended September 30, 2012, we recorded net restructuring and asset impairment charges of $60, which included approximately $64 of severance costs related to headcount reductions of approximately 2,000 employees primarily in North America and $7 of lease cancellation and asset impairment charges. These costs were partially offset by $11 of net reversals for changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the nine months ended September 30, 2012 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance December 31, 2011	$116	$7	$—	$123
Restructuring provision	64	5	2	71
Reversals of prior accruals	(11)	—	—	(11)
Net current period charges(1)	53	5	2	60
Charges against reserve and currency	(108)	(4)	(2)	(114)
Balance September 30, 2012	$61	$8	$—	$69
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Charges against reserve	$(29)	$(49)	$(114)	$(169)
Asset impairment	—	—	2	—
Effects of foreign currency and other non-cash items	(1)	7	(1)	7
Cash Payments for Restructurings	$(30)	$(42)	$(113)	$(162)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Services	$6	$(2)	$25	$(2)
Technology	8	(4)	37	(23)
Other	—	2	(2)	(3)
Total Net Restructuring Charges	$14	$(4)	$60	$(28)

We expect to incur additional restructuring charges of approximately $50 to $100 in the fourth quarter of 2012 for actions and initiatives which have not yet been finalized. The additional restructuring is expected to be more focused on the Services segment.

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

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense(1)	$106	$116	$324	$367
Interest income(2)	162	161	460	498
____________________________

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Net Proceeds (Payments) on Debt
Net proceeds on debt as shown on the Condensed Consolidated Statements of Cash Flows was as follows:

	Nine Months Ended September 30,
	2012	2011
Net proceeds from short-term debt	$742	$351
Net proceeds from issuance of long-term debt	1,112	1,030
Net payments on long-term debt	(1,112)	(779)
Net Proceeds on Debt	$742	$602

Xerox 2012 Form 10-Q

Note 10 – Financial Instruments
Interest Rate Risk Management
We may use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

At September 30, 2012 and December 31, 2011, we did not have any interest rate swaps outstanding.
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
Summary of Foreign Exchange Hedging Positions
At September 30, 2012, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,980, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 83% of these contracts mature within three months, 9% in three to six months and 8% in six to twelve months.

The following is a summary of the primary hedging positions and corresponding fair values as of September 30, 2012:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$627	$(5)
Japanese Yen/U.S. Dollar	474	9
Japanese Yen/Euro	456	5
U.S. Dollar/Euro	440	2
Canadian Dollar/Euro	177	1
U.K. Pound Sterling/Euro	168	—
Mexican Peso/U.S. Dollar	69	2
Indian Rupee/U.S. Dollar	62	2
Euro/Japanese Yen	51	—
Euro/Swiss Franc	48	—
Philippine Peso/U.S. Dollar	47	1
U.K. Pound Sterling/U.S. Dollar	43	—
U.S. Dollar/Japanese Yen	41	—
Euro/U.S. Dollar	37	—
All Other	240	—
Total Foreign Exchange Hedging	$2,980	$17
_____________________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at September 30, 2012.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net (liability) asset fair value of these contracts was $19 and $26 as of September 30, 2012 and December 31, 2011, respectively.

Xerox 2012 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$21	$37
	Other current liabilities	(2)	(11)
	Net Designated Asset	$19	$26

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$7	$21
	Other current liabilities	(9)	(20)
	Net Undesignated Liability	$(2)	$1

Summary of Derivatives	Total Derivative Assets	$28	$58
	Total Derivative Liabilities	(11)	(31)
	Net Derivative Asset	$17	$27
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income Nine Months Ended September 30,		Hedged Item Gain (Loss) Recognized in Income Nine Months Ended September 30,
		2012	2011	2012	2011
Interest rate contracts	Interest expense	$—	$16	$—	$(16)

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended September 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended September 30,
	2012	2011		2012	2011
Foreign exchange contracts – forwards	$8	$43	Cost of sales	$8	$4

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Nine Months Ended September 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Nine Months Ended September 30,
	2012	2011		2012	2011
Foreign exchange contracts – forwards	$16	19	Cost of sales	$29	—
No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected

Xerox 2012 Form 10-Q

to occur.
For the nine months ended September 30, 2012, net gains of $14 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain (Loss)	2012	2011	2012	2011
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$(6)	$19	$(1)	$3
During the three months ended September 30, 2012 and 2011, we recorded Currency losses, net of $0 and $10, respectively. During the nine months ended September 30, 2012 and 2011, we recorded Currency losses, net of $0 and $11, respectively. Currency losses, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Note 11 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2012	December 31, 2011
Assets:
Foreign exchange contracts-forwards	$28	$58
Deferred compensation investments in cash surrender life insurance	76	69
Deferred compensation investments in mutual funds	24	23
Total	$128	$150
Liabilities:
Foreign exchange contracts-forwards	$11	$31
Deferred compensation plan liabilities	106	97
Total	$117	$128
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

Xerox 2012 Form 10-Q

Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$882	$882	$902	$902
Accounts receivable, net	3,190	3,190	2,600	2,600
Short-term debt	1,893	1,899	1,545	1,622
Long-term debt	7,458	8,083	7,088	7,496
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

Note 12 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Pension Benefits				Retiree Health
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Components of Net Periodic Benefit Costs:
Service cost	$49	$46	$146	$140	$3	$2	$7	$6
Interest cost	113	121	341	360	9	11	31	35
Expected return on plan assets	(129)	(129)	(386)	(386)	—	—	—	—
Recognized net actuarial loss	26	17	79	53	—	—	1	—
Amortization of prior service credit	(6)	(5)	(17)	(17)	(10)	(10)	(31)	(30)
Recognized settlement loss	25	11	55	61	—	—	—	—
Defined benefit plans	78	61	218	211	2	3	8	11
Defined contribution plans	17	17	48	49	—	—	—	—
Net Periodic Benefit Cost	95	78	266	260	2	3	8	11

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial gain	—	—	(19)	(9)	(31)	(14)	(31)	(14)
Amortization of net prior service credit	6	5	17	17	10	10	31	30
Amortization of net actuarial losses	(51)	(28)	(134)	(114)	—	—	(1)	—
Total Recognized in Other Comprehensive Income(1)	(45)	(23)	(136)	(106)	(21)	(4)	(1)	16
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$50	$55	$130	$154	$(19)	$(1)	$7	$27
_____________________________

(1)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 14 - Comprehensive Income for related tax effects and the after-tax amounts.

Xerox 2012 Form 10-Q

Contributions: During the nine months ended September 30, 2012, we made cash contributions of $310 and $64 to our defined benefit plans and our other post-retirement benefit plans, respectively. In March 2012, we elected to make a contribution of 15.4 million shares of our common stock, with an aggregate value of approximately $130, to our U.S. defined benefit pension plan for salaried employees in order to meet our planned level of funding. We presently anticipate additional cash contributions of $40 to our defined benefit pension plans and $18 to our other post-retirement benefit plans in the fourth quarter 2012 for a total full-year cash contribution of approximately $350 ($480 total full-year cash and stock contribution) and $82, respectively. The decrease in total contributions to our defined benefit pension plans, as compared to the $560 previously disclosed, is primarily due to lower contributions in the U.S. as a result of the expected impacts from the recently enacted pension funding legislation. During the second quarter of 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions. These provisions are intended to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility.

Xerox 2012 Form 10-Q

Note 13 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$1,353	$6,317	$(124)	$7,046	$(2,716)	$11,876	$149	$12,025
Comprehensive income, net	—	—	—	860	170	1,030	20	1,050
Cash dividends declared-common stock(2)	—	—	—	(172)	—	(172)	—	(172)
Cash dividends declared-preferred stock(3)	—	—	—	(18)	—	(18)	—	(18)
Contribution of common stock to U.S. pension plan(4)	15	115	—	—	—	130	—	130
Stock option and incentive plans	17	76	—	—	—	93	—	93
Tax benefit on stock option and incentive plans, net	—	5	—	—	—	5	—	5
Payments to acquire treasury stock, including fees	—	—	(718)	—	—	(718)	—	(718)
Cancellation of treasury stock	(63)	(418)	481	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Balance at September 30, 2012	$1,322	$6,095	$(361)	$7,716	$(2,546)	$12,226	$140	$12,366

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$1,398	$6,580	$—	$6,016	$(1,988)	$12,006	$153	$12,159
Comprehensive income, net	—	—	—	920	102	1,022	25	1,047
Cash dividends declared-common stock(2)	—	—	—	(182)	—	(182)	—	(182)
Cash dividends declared-preferred stock(3)	—	—	—	(18)	—	(18)	—	(18)
Contribution of common stock to U.S. pension plan	17	113	—	—	—	130	—	130
Stock option and incentive plans	10	97	—	—	—	107	—	107
Tax loss on stock option and incentive plans, net	—	(2)	—	—	—	(2)	—	(2)
Payments to acquire treasury stock, including fees	—	—	(309)	—	—	(309)	—	(309)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	—	—	—	1	1
Balance at September 30, 2011	$1,425	$6,788	$(309)	$6,736	$(1,886)	$12,754	$166	$12,920
_____________________________

(1)	Refer to Note 14 - Comprehensive Income for components of AOCL.

(2)	Cash dividends declared on common stock of $0.0425 per share in each quarter of 2012 and 2011.

(3)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2012 and 2011.

(4)	Refer to Note 12 - Employee Benefit Plans for additional information.

Xerox 2012 Form 10-Q

Treasury Stock
The following is a summary of the purchases of common stock made during the nine months ended September 30, 2012 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2011	15,508	$124
Purchases (1)	97,309	718
Cancellations	(62,936)	(481)
September 30, 2012	49,881	$361
____________________________

(1)	Includes associated fees.

Note 14 - Comprehensive Income

Other Comprehensive Income is comprised of the following:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$343	$344	$(381)	$(383)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges	8	4	43	30
Changes in cash flow hedges reclassed to earnings(1)	(8)	(6)	(4)	(2)
Net Unrealized (Losses) Gains	$—	$(2)	$39	$28

Defined Benefit Plans Gains (Losses):
Actuarial/Prior service gains	$31	$19	$14	$8
Actuarial/Prior service amortization(2)	35	23	13	9
Fuji Xerox changes in defined benefit plans, net(3)	7	7	(11)	(11)
Other(4)	(59)	(59)	37	38
Changes in Defined Benefit Plans Gains (Losses)	$14	$(10)	$53	$44
Other Comprehensive Income (Loss) Attributable to Xerox	$357	$332	$(289)	$(311)

Xerox 2012 Form 10-Q

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains	$176	$181	$68	$67
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges	16	11	19	12
Changes in cash flow hedges reclassed to earnings(1)	(29)	(22)	—	1
Net Unrealized (Losses) Gains	$(13)	$(11)	$19	$13

Defined Benefit Plans Gains (Losses):
Actuarial/Prior service gains	$50	$31	$23	$14
Actuarial/Prior service amortization(2)	87	58	67	44
Fuji Xerox changes in defined benefit plans, net(3)	(34)	(34)	(32)	(32)
Other(4)	(55)	(55)	(6)	(4)
Changes in Defined Benefit Plans Gains	$48	$—	$52	$22
Other Comprehensive Income Attributable to Xerox	$211	$170	$139	$102
_____________________________
(1) Reclassified to Cost of sales - refer to Note 10 - Financial Instruments for additional information regarding our cash flow hedges.
(2) Reclassified to Total Net Periodic Benefit Cost - refer to Note 12 - Employee Benefit Plans for additional information.
(3) Represents our share of Fuji Xerox's benefit plan changes.
(4) Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCL.

Accumulated Other Comprehensive Loss (“AOCL”)

AOCL is comprised of the following:

	September 30, 2012	December 31, 2011
Cumulative translation adjustments	$(758)	$(939)
Benefit plans net actuarial losses and prior service credits(1)	(1,803)	(1,803)
Other unrealized gains, net	15	26
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(2,546)	$(2,716)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2012 Form 10-Q

Note 15 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic Earnings per Share:
Net income attributable to Xerox	$282	$320	$860	$920
Accrued dividends on preferred stock	(6)	(6)	(18)	(18)
Adjusted Net Income Available to Common Shareholders	$276	$314	$842	$902
Weighted-average common shares outstanding	1,293,513	1,396,176	1,320,422	1,398,855
Basic Earnings per Share	$0.21	$0.23	$0.64	$0.65

Diluted Earnings per Share:
Net income attributable to Xerox	$282	$320	$860	$920
Accrued dividends on preferred stock	(6)	(6)	(18)	(18)
Interest on Convertible Securities, net	—	—	1	1
Adjusted Net Income Available to Common Shareholders	$276	$314	$843	$903
Weighted-average common shares outstanding	1,293,513	1,396,176	1,320,422	1,398,855
Common shares issuable with respect to:
Stock options	3,335	7,952	5,369	10,932
Restricted stock and performance shares	20,028	19,578	21,227	19,906
Convertible securities	1,992	1,992	1,992	1,992
Adjusted Weighted Average Common Shares Outstanding	1,318,868	1,425,698	1,349,010	1,431,685
Diluted Earnings per Share	$0.21	$0.22	$0.62	$0.63

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

Stock options	38,430	56,507	36,395	53,527
Restricted stock and performance shares	24,327	23,692	23,128	23,364
Convertible preferred stock	26,966	26,966	26,966	26,966
	89,723	107,165	86,489	103,857

Dividends per common share	$0.0425	$0.0425	$0.1275	$0.1275

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

Xerox 2012 Form 10-Q

and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows.
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of September 30, 2012, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,050 with the decrease from December 31, 2011 balance of approximately $1,120, primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $1,050, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2012 we had $215 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $14 and additional letters of credit of approximately $237, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Xerox 2012 Form 10-Q

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
Other Contingencies
We have issued or provided the following guarantees as of September 30, 2012:

•
$468 for letters of credit issued to i) guarantee our performance under certain services contracts; ii) support certain insurance programs; and iii) support our obligations related to the Brazil tax and labor contingencies.

•
$752 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (“FFEL”) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2012, we serviced a FFEL portfolio of approximately 3.8 million loans with an outstanding principal balance of approximately $55.1 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2012, other current liabilities include reserves of approximately $3 for losses on defaulted loans purchased.

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

Overview

The following are some key observations of economic conditions during the third quarter 2012:

•	Greater economic uncertainty due to U.S. fiscal concerns.

•	Europe economies remain weak.

•	Developing markets were relatively stable.

These economic conditions led to the following implications for the Company:

•	Government budget constraints: less funding for infrastructure advancements and related services.

•	Increasing conservative cost management in large enterprises; delayed decision making.

•	Proactive management of our costs and expenses and alignment of resources with market conditions.

Total revenue of $5.4 billion for the three months ended September 30, 2012 decreased by 3% from the prior year, including a 2-percentage point negative impact from currency. Services segment revenues increased 5%, including a 1-percentage point negative impact from currency, reflecting growth in each of our outsourcing service offerings. Technology segment revenues declined by 10%, including a 3-percentage point negative impact from currency, reflecting the continued weak macro-economic environment as well as an increasing migration of customers to Xerox managed print services. Total revenue of $16.5 billion for the nine months ended September 30, 2012 decreased 1% from the prior year, including a 2-percentage point negative impact from currency. Services segment revenue growth of 6%, including a 1-percentage point negative impact from currency, was offset by a 8% decrease in revenue in our Technology segment, including a 3-percentage negative impact from currency.

As a result of the U.S. economic uncertainty and continued economic weakness, primarily in Europe, we expect full year 2012 total revenue to be approximately flat as compared to 2011, excluding the impacts of currency, as lower revenue from our Technology segment is expected to be offset by strong year-over-year revenue growth from our Services segment.

Net income attributable to Xerox for the three and nine months ended September 30, 2012 was $282 million and $860 million, respectively, and included $51 million and $152 million, respectively, of after-tax amortization of intangibles. Net income attributable to Xerox for the three and nine months ended September 30, 2011 was $320 million and $920 million, respectively, and included $54 million and $181 million, respectively, of after-tax costs related to amortization of intangibles as well as a loss on the early extinguishment of a liability in the second quarter 2011. Net income for the three and nine months ended September 30, 2012 reflects continued pressure on margins, as we scale our revenue in services, that are partially being offset by operational improvements and cost reductions from restructuring actions.

Xerox 2012 Form 10-Q

Cash Flow from operations was $807 million for the nine months ended September 30, 2012, as compared to $683 million from the prior year period, with the increase primarily related to the proceeds from the sale of finance receivables which were partially offset by lower cash from accounts receivables sales. Cash used in investing activities of $601 million primarily reflects capital expenditures of $383 million and acquisitions of $243 million. Cash used in financing activities was $222 million, as the repurchase of common stock of $718 million and dividends and distributions to non-controlling interests of $258 million were partially offset by a $744 million increase in Commercial Paper. We also issued approximately $1.1 billion in new Senior Notes to fund the May 2012 maturity of our $1.1 billion 5.59% Senior Notes.

Financial Review

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	% Change	2012	2011	% Change	% of Total Revenue 2012	% of Total Revenue 2011
Equipment sales	$805	$938	(14)%	$2,462	$2,689	(8)%	15%	16%
Annuity revenue	4,618	4,645	(1)%	14,005	13,973	—%	85%	84%
Total Revenue	$5,423	$5,583	(3)%	$16,467	$16,662	(1)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,537	$1,738		$4,760	$5,129
Less: Supplies and other sales	(540)	(584)		(1,676)	(1,749)
Less: Paper sales	(192)	(216)		(622)	(691)
Equipment Sales	$805	$938		$2,462	$2,689
Outsourcing, service and rentals	$3,727	$3,689		$11,257	$11,052
Add: Finance income	159	156		450	481
Add: Supplies and other sales	540	584		1,676	1,749
Add: Paper sales	192	216		622	691
Annuity Revenue	$4,618	$4,645		$14,005	$13,973

Third quarter 2012 Total revenues decreased by 3% compared to the third quarter 2011, including a 2-percentage point negative impact from currency. Total revenues included the following:

•	Annuity revenue declined 1% as compared to the third quarter 2011, including a 3-percentage point negative impact from currency. Annuity revenue is comprised of the following:

▪
Outsourcing, service and rentals revenue of $3,727 million, which includes outsourcing revenue within our Services segment and technical service revenue (including bundled supplies) and rental revenue, both primarily within our Technology segment. An increase of 1%, including a 2-percentage point negative impact from currency, was driven by an increase in outsourcing revenue in our business process outsourcing, document outsourcing and information technology outsourcing offerings, partially offset by a decline in technical service revenue.

▪
Supplies and other sales revenue of $540 million, which includes unbundled supplies and other sales, primarily within our Technology segment. A decrease of 8%, including a 1-percentage point negative impact from currency, was driven primarily by a decrease in supplies sales. The decrease was due to channel inventory re-balancing in Europe and a difficult compare driven by the third quarter 2011 easing of inventory constraints related to the Japan natural disaster.

Xerox 2012 Form 10-Q

▪	Paper sales revenue, primarily within our Other segment, of $192 million decreased 11%, including a 3-percentage point negative impact from currency driven by market pricing and lower activity.

▪
Finance income included a $23 million gain from the sale of finance receivables in our Technology segment (discussed further in the Capital Resources and Liquidity section). Excluding this gain, finance income was down 13%, reflecting lower financed equipment sales.

•
Equipment sales revenue, which is reported primarily within our Technology segment and the document outsourcing business within our Services segment, declined 14% as compared to the third quarter 2011, including a 2-percentage point negative impact from currency, driven by delayed customer decision-making due to widespread concerns on the macro-environment. An increase in total product installs was offset by the impact of lower product mix and price declines. Consistent with prior quarters, price declines were in the range of 5% to 10%.

Total revenues for the nine months ended September 30, 2012 decreased by 1% compared to the prior year period, including a 2-percentage point negative impact from currency. Total revenues included the following:

•	Annuity revenue was flat compared to the prior year period, including a 2-percentage point negative impact from currency. Annuity revenue is comprised of the following:

▪
Outsourcing, service and rentals revenue of $11,257 million increased 2%, including a 2-percentage point negative impact from currency, primarily driven by an increase in outsourcing revenue in our Services segment, partially offset by a decline in technical service revenue.

▪
Supplies and other sales revenue of $1,676 million decreased 4%, including a 1-percentage point negative impact from currency. This decrease was primarily driven by overall lower supplies purchases by our channel partners.

▪
Paper sales revenue of $622 million, decreased 10% including a 3-percentage point negative impact from currency, primarily driven by market pricing and lower activity as well as our strategy to discontinue the direct sale of paper in selected markets.

▪
Finance income included a $23 million gain from the sale of finance receivables in our Technology segment (discussed further in the Capital Resources and Liquidity section), which was partially offset by decreases as a result of lower financed equipment sales. Excluding this gain, finance income was down 11%, reflecting lower financed equipment sales.

•
Equipment sales revenue decreased 8% compared to the prior year period, including a 1-percentage point negative impact from currency, driven by continued weakness in Europe, delayed customer decision-making due to widespread concerns on the macro-environment. Total technology product installs increased from the prior year period and were more than offset by the impact of lower product mix and price declines, which, consistent with prior quarters, were in the range of 5% to 10%.

Equipment sales within our Services segment continued to grow, driven by the migration of customers looking to reduce printing costs by moving to our market leading document outsourcing offering.

•
Color Revenue[1] - declined 6% compared to the prior year period, including a 3-percentage point negative impact from currency. A year-to-date increase in color pages of 10% was offset by a decline in color equipment sale revenue driven primarily by weakness in Europe and the impact of lower product mix.

An analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2012 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
Total Gross Margin	31.0%	32.7%	(1.7)	pts	31.3%	33.0%	(1.7)	pts
RD&E as a % of Revenue	3.0%	3.3%	(0.3)	pts	3.0%	3.3%	(0.3)	pts
SAG as a % of Revenue	19.4%	19.9%	(0.5)	pts	19.4%	20.1%	(0.7)	pts
Operating Margin(2)	8.6%	9.6%	(1.0)	pts	8.9%	9.7%	(0.8)	pts
Pre-tax Income Margin	5.8%	6.6%	(0.8)	pts	6.0%	6.7%	(0.7)	pts
Operating Margin
The third quarter 2012 operating margin2 of 8.6% decreased 1.0-percentage points as compared to the third quarter of 2011. The decline, primarily in our Services segment, was due to a decrease in gross margin, partially offset by expense reductions.
The operating margin2 for the nine months ended September 30, 2012 of 8.9% decreased 0.8-percentage points as compared to the prior year period. The decrease was primarily due to a decrease in gross margin, particularly in our services segment, which was partially offset by expense reductions.
Gross Margins
Total Gross Margin
Gross margin for the third quarter 2012 of 31.0% decreased 1.7-percentage points as compared to the third quarter of 2011. The decrease was driven primarily by the ramping of new services contracts, pressure on government contracts and the higher overall mix of Services revenue. The pressure on government contracts includes delayed and lower revenue as a result of spending constraints as well as the defunding of a contract which resulted in a write-off of up-front investments.
Gross margin for nine months ended September 30, 2012 of 31.3% decreased 1.7-percentage points, as compared to the prior year comparable period. The decrease was driven primarily by the ramping of new services contracts, the impact of lower contract renewals from prior periods, pressure on government contracts and the higher mix of Services revenue.
Services Gross Margin
Services segment gross margin for the third quarter of 2012 decreased 2.7-percentage points as compared to the third quarter 2011, due primarily by the ramping of new services contracts, the pressure on government contracts and lower volumes in some areas of business.
Services segment gross margin for the nine months ended September 30, 2012 decreased 2.3-percentage points as compared to the prior year comparable period, due primarily to the ramping of new services contracts within BPO and ITO and pressure on government contracts.
Technology Gross Margin
Technology segment gross margin for the third quarter of 2012 increased 0.7-percentage points as compared to the third quarter 2011. Productivity improvements, restructuring savings and a gain recognized on the sale of finance receivables (discussed further in Capital Resources and Liquidity section) more than offset the impact of price declines and unfavorable year-over-year transaction currency.
Technology segment gross margin for the nine months ended September 30, 2012 was flat as compared to the prior year comparable period as productivity improvements, restructuring savings and a gain recognized on the sale of finance receivables was offset by the impact of price declines and year-over-year transaction currency.

Xerox 2012 Form 10-Q

Research, Development and Engineering Expenses (“RD&E”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
R&D	$133	$156	$(23)	$411	$459	$(48)
Sustaining engineering	28	27	1	84	83	1
Total RD&E Expenses	$161	$183	$(22)	$495	$542	$(47)
Third quarter 2012 RD&E as a percent of revenue of 3.0% decreased 0.3-percentage points from the third quarter 2011. RD&E of $161 million was $22 million lower than the third quarter 2011.
RD&E as a percent of revenue for the nine months ended September 30, 2012 of 3.0% decreased 0.3-percentage points. In addition to lower spending, the decrease for the quarter and year-to-date periods was driven by the positive mix impact of the continued growth in Services revenue, which historically has a lower RD&E as a percent of revenue.
RD&E of $495 million for the nine months ended September 30, 2012 was $47 million lower than the prior period. The decreases for the quarter and year-to-date periods reflect the impact of restructuring and productivity improvements.
Innovation continues to be one of our core strengths and we continue to invest at levels that enhance this core strength, particularly in color, software and services. Xerox R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (“SAG”)
SAG as a percent of revenue of 19.4% decreased 0.5-percentage points from the third quarter 2011. The decrease was driven by spending reductions reflecting benefits from restructuring and productivity improvements in addition to the positive mix impact from the continued growth in Services revenue, which historically has a lower SAG percent of revenue.
SAG of $1,050 million in the third quarter 2012 was $59 million lower than the third quarter 2011. This included a $23 million favorable impact from currency. SAG expenses reflect the following:

•
$55 million decrease in selling expenses, driven primarily by benefits from restructuring, productivity improvements and lower compensation-related expenses, partially offset by the impact of acquisitions.

•
$18 million increase in general and administrative expenses as restructuring savings and productivity improvements were more than offset by the impact of acquisitions and deferred compensation expense.

•	$22 million decrease in bad debt expenses to $22 million, driven primarily by lower write-offs in Europe.
SAG as a percent of revenue of 19.4% decreased 0.7%-percentage points for the nine months ended September 30, 2012. The decrease was driven by spending reductions reflecting benefits from restructuring and productivity improvements in addition to the positive mix impact from the continued growth in Services revenue, which historically has a lower SAG percent of revenue.
SAG of $3,194 million for the nine months ended September 30, 2012 was $153 million lower than the prior year period, including a $57 million favorable impact from currency. SAG expenses reflect the following:

•
$166 million decrease in selling expenses, driven primarily by the benefits from restructuring and productivity improvements as well as lower compensation-related expenses and advertising spending. These decreases were partially offset by the impact from acquisitions.

•
$41 million increase in general and administrative expenses as restructuring savings and productivity improvements were more than offset by the impact of acquisitions and deferred compensation expense.

•	$28 million decrease in bad debt expenses to $77 million. Bad debt expense remained at less than one percent of receivables.

Xerox 2012 Form 10-Q

Restructuring and Asset Impairment Charges
During the third quarter 2012, we recorded net restructuring and asset impairment charges of $14 million, which included approximately $17 million of severance costs related to headcount reductions of approximately 870 employees primarily in North America. These costs were partially offset by $3 million of net reversals for changes in estimated reserves from prior period initiatives.
During the nine months ended September 30, 2012, we recorded net restructuring and asset impairment charges of $60 million, which included approximately $64 million of severance costs related to headcount reductions of approximately 2,000 employees primarily in North America and $7 million of lease cancellation and asset impairment charges. These costs were partially offset by $11 million of net reversals for changes in estimated reserves from prior period initiatives.
We recorded net restructuring and asset impairment credits of $4 million and $28 million for the three and nine months ended September 30, 2011, respectively, primarily reflecting net reversals and changes in estimated reserves from prior period initiatives.

The restructuring reserve balance as of September 30, 2012 for all programs was $69 million, of which approximately $64 million is expected to be spent over the next 12 months. We expect to incur additional restructuring charges of approximately $50 million to $100 million in the fourth quarter of 2012 for actions and initiatives which have not yet been finalized. The additional restructuring is expected to be more focused on the Services segment.

Refer to Note 8 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
During the three and nine months ended September 30, 2012, we recorded $82 million and $246 million, respectively, of expense related to the amortization of intangible assets, which is $5 million and $13 million, lower than the prior year comparable periods primarily as a result of the accelerated write-off of the ACS brand name in the fourth quarter 2011.
Worldwide Employment
Worldwide employment of 146,000 at September 30, 2012 increased approximately 6,300 from December 31, 2011, primarily due to restructuring related actions partially offset by the impact of acquisitions.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Non-financing interest expense	$57	$60	$171	$191
Interest income	(3)	(5)	(10)	(17)
Losses (gains) on sales of businesses and assets	5	—	2	(8)
Currency losses, net	—	10	—	11
Litigation matters	(1)	3	(2)	15
Fees - sales of receivables	4	5	16	14
Loss on early extinguishment of liability	—	—	—	33
Deferred compensation investment (gains)/losses	(5)	5	(9)	2
All other expenses, net	(1)	8	17	27
Total Other Expenses, Net	$56	$86	$185	$268
Note: Total Other Expenses, Net are included in the Other segment.
Non-Financing Interest Expense: Non-financing interest expense for the three and nine months ended September 30, 2012 of $57 million and $171 million, respectively, were $3 million and $20 million lower than prior year comparable periods. The decrease in interest expense is primarily due to the benefit of lower borrowing costs achieved as a result of refinancing existing debt.

Xerox 2012 Form 10-Q

Currency Losses, Net: The currency losses of $10 million in the third quarter 2011 were primarily due to the significant movement in exchange rates during that quarter among the U.S. Dollar, Euro, Yen and several developing market currencies.
Litigation Matters: Litigation matters for the three and nine months ended September 30, 2011 of $3 million and $15 million, respectively, include charges related to probable losses on various legal matters, none of which were individually material.
Fees- Sales of Receivables: Fees for sales of receivables for the three and nine months ended September 30, 2012 of $4 million and $16 million, respectively, were $1 million lower and $2 million higher than the prior year comparable periods. Refer to "Sales of Accounts Receivables" below and Note 5-Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our sales of receivables.
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
Deferred Compensation Investments (Gains)/Losses: Represents gains or losses on investments supporting certain of our deferred compensation arrangements. These gains or losses are offset by an increase or decrease, respectively, in compensation expense recorded in SAG in our Services segment as a result of the increase or decrease in the liability associated with these arrangements.
All Other Expenses, Net: All other expenses, net for the three and nine months ended September 30, 2012 decreased $9 million and $10 million, respectively driven by miscellaneous expenses incurred in 2011.
Income Taxes

The effective tax rate for the three and nine months ended September 30, 2012 was 19.9% and 21.0%, respectively. On an adjusted basis2 the tax rate for the three and nine months ended September 30, 2012 was 23.6% and 24.4%, respectively. The adjusted tax rates for the three and nine months were lower than the U.S. statutory tax rate primarily due to foreign tax credits from anticipated dividends and other foreign transactions. In addition, a net tax benefit from adjustments of certain unrecognized tax positions was offset by a tax law change.

The effective tax rate for the three and nine months ended September 30, 2011 was 22.1% and 25.4%, respectively. On an adjusted basis2 the tax rate for the three and nine months ended September 30, 2011 was 25.1% and 28.0%, respectively. The adjusted tax rate for the three and nine months was lower than the U.S. statutory rate primarily due to the geographical mix of profits as well as a higher foreign tax credit benefit as a result of our decision to repatriate current year income from certain non-U.S. subsidiaries.
Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year effective tax rate includes a benefit of approximately 10 percentage points from these non-U.S. operations, which is comparable to 2011.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the fourth quarter of 2012 will be approximately 28% excluding the effects of intangibles amortization and discrete events.

Xerox 2012 Form 10-Q

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Total equity in net income of unconsolidated affiliates	$34	$43	$105	$111
Fuji Xerox after-tax restructuring costs	5	1	15	16
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The decrease in equity income reflects lower Fuji Xerox net income due to higher restructuring costs as well as macro-economic conditions.
Net Income
Third quarter 2012 net income attributable to Xerox was $282 million, or $0.21 per diluted share. On an adjusted basis2, net income attributable to Xerox was $333 million, or $0.25 per diluted share, and reflected adjustments for the amortization of intangible assets.
Third quarter 2011 net income attributable to Xerox was $320 million, or $0.22 per diluted share. On an adjusted basis2, net income attributable to Xerox was $374 million, or $0.26 per diluted share and reflected adjustments for the amortization of intangible assets.
Net income attributable to Xerox for the nine months ended September 30, 2012 was $860 million, or $0.62 per diluted share. On an adjusted basis2, net income attributable to Xerox was $1,012 million, or $0.74 per diluted share, and reflected adjustments for the amortization of intangible assets.
Net income attributable to Xerox for the nine months ended September 30, 2011 was $920 million, or $0.63 per diluted share. On an adjusted basis2, net income attributable to Xerox was $1,101 million, or $0.76 per diluted share and reflected adjustments for the amortization of intangible assets and the loss on early extinguishment of a liability.
Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section for the adjustments to net income.
Other Comprehensive Income
Third quarter 2012 other comprehensive income attributable to Xerox of $614 million increased $605 million from the third quarter 2011. The increase was primarily due to gains from the translation of our foreign currency denominated net assets in 2012 as compared to translation losses in 2011 which more than offset lower net income. The translation gains are the result of a strengthening of our major foreign currencies against the U.S. Dollar in the third quarter of 2012 as compared to a weakening of those same currencies in the third quarter of 2011.
Other comprehensive income attributable to Xerox for the nine months ended September 30, 2012 of $1,030 million increased $8 million from the prior year comparable period as lower net income was offset by an increase in gains from the translation of our foreign currency denominated net assets in 2012 as compared to 2011.

Xerox 2012 Form 10-Q

Segment Review

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2012
Services	$2,847	52%	$269	9.4%	$8,474	52%	$830	9.8%
Technology	2,259	42%	245	10.8%	6,967	42%	$758	10.9%
Other	317	6%	(62)	(19.6)%	1,026	6%	(182)	(17.7)%
Total	$5,423	100%	$452	8.3%	$16,467	100%	$1,406	8.5%

2011
Services	$2,717	49%	$323	11.9%	$7,973	48%	$911	11.4%
Technology	2,500	45%	258	10.3%	7,547	45%	824	10.9%
Other	366	6%	(86)	(23.5)%	1,142	7%	(225)	(19.7)%
Total	$5,583	100%	$495	8.9%	$16,662	100%	$1,510	9.1%

Services
Our Services segment comprises three service offerings: Business Process Outsourcing (“BPO”), Document Outsourcing (“DO”) and Information Technology Outsourcing (“ITO”).
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Change	2012	2011	Change
Business Processing Outsourcing	$1,633	$1,520	7%	$4,876	$4,467	9%
Document Outsourcing	897	885	1%	2,684	2,591	4%
Information Technology Outsourcing	361	342	6%	1,037	989	5%
Less: Intra-segment Elimination	(44)	(30)	*	(123)	(74)	*
Total Services Revenue	$2,847	$2,717	5%	$8,474	$7,973	6%
____________________________
* Percent not meaningful.

Third quarter 2012 Services revenue of $2,847 million increased 5% from third quarter 2011, including a 1-percentage point negative impact from currency.

•
BPO revenue increased 7%, including a 2-percentage point negative impact from currency, and represented 57% of total Services revenue. BPO growth was driven by the government healthcare, customer care and retail, travel and insurance businesses as well as the benefits of recent acquisitions.

•
DO revenue increased 1%, including a 3-percentage point negative impact from currency, and represented 31% of total Services revenue. Growth was driven primarily by our new partner print services offerings. Xerox is the market leader in this segment of the Document Technology market.

•
ITO revenue increased 6% and represented 12% of total Services revenue. ITO growth was driven by strong signings growth in recent quarters and also includes 3-percentage points of growth related to intercompany services, which is eliminated in total Services segment revenue.

Xerox 2012 Form 10-Q

Services revenue for the nine months ended September 30, 2012 of $8,474 million increased 6% from the comparable prior year period, including a 2-percentage point negative impact from currency.

•
BPO revenue increased 9%, including a 1-percentage point negative impact from currency, and represented 57% of total Services revenue. BPO growth was driven by the government healthcare, healthcare payer, financial services, and retail, travel and insurance businesses as well as the benefits from recent acquisitions.

•
DO revenue increased 4%, including a 2-percentage point negative impact from currency, and represented 31% of total Services revenue. Continued growth was driven primarily by our new partner print services offerings as well as new signings. Xerox is the market leader in this growing segment of the Document Technology market.

•
ITO revenue increased 5% and represented 12% of total Services revenue. This reflects an improving trend from 2011 due primarily to ramping of new contracts and also includes 3-percentage points of growth related to revenue from intercompany services, which is eliminated in total Services segment revenue.

Segment Margin
Third quarter 2012 Services segment margin of 9.4% decreased 2.5-percentage points from third quarter 2011, due primarily to the decline in gross margin, driven primarily by the ramping of new services contracts, pressure on government contracts and lower volumes in some areas of the business. SAG as a percentage of revenue was flat as cost improvements were offset by higher deferred compensation expense.

The pressure on government contracts reflects delayed and lower revenue as a result of spending constraints as well as the defunding of a contract which resulted in a write-off of up-front investments. This write-off resulted in an unfavorable impact on Services segment margin of approximately 0.5-percentage points during the third quarter 2012.

Services segment margin for the nine months ended September 30, 2012 of 9.8% decreased 1.6-percentage points from the prior year period, due primarily to the decline in gross margin, which was driven by the ramping of new services contracts, pressure on government contracts, the impact of lower contract renewals from prior periods and lower volumes in some areas of the business.

Metrics
Pipeline
Our total Services sales pipeline at September 30, 2012, including synergy opportunities, grew 9% over the third quarter 2011. This sales pipeline includes the Total Contract Value (“TCV”) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.
Signings were as follows:

(in billions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
BPO	$2.0	$4.6
DO	0.7	2.2
ITO	0.4	1.1
Total Signings	$3.1	$7.9

Signings on a trailing twelve month basis declined 15% in relation to the comparable prior year period. This decline was driven by delays in customer decision-making as a result of heightened economic uncertainty and a a decrease in large deals. Total signings increased sequentially by $0.5 billion from the second quarter 2012. Note that the above DO signings figures represent Enterprise signings only and do not include signings from our partner print services offerings, which is showing strong growth.

Xerox 2012 Form 10-Q

Note: TCV is the estimated total revenue for future contracts for the pipeline or signed contracts for signings, as applicable.
Renewal Rate (for BPO and ITO)
Renewal rate is defined as the annual recurring revenue ("ARR") on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. The third quarter 2012 contract renewal rate for BPO and ITO contracts was 86%, which is within our target range of 85% - 90%.

Technology
Our Technology segment includes the sale of products and supplies, as well as the associated technical service and financing of those products. Technology revenues exclude the impact of growth in the Xerox document outsourcing business.
Revenue

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2012	2011		2012	2011
Equipment sales	$664	$798	(17)%	$2,052	$2,311	(11)%
Annuity revenue	1,595	1,702	(6)%	4,915	5,236	(6)%
Total Revenue	$2,259	$2,500	(10)%	$6,967	$7,547	(8)%
Third quarter 2012 Technology revenue of $2,259 million decreased 10% compared to third quarter 2011 and included a 3-percentage point negative impact from currency. Inclusive of the document outsourcing business, total document-related revenue decreased 7%, including a 3-percentage point negative impact from currency. Technology segment revenue results included the following:

•
Equipment sales revenue decreased 17%, including a 2-percentage point negative impact from currency. Delayed customer decision-making driven by a weak macro-economic environment combined with a lower product mix and price declines in the range of 5% to 10% more than offset growth in equipment installs. The weak economic environment reflected increasing pressure in the U.S. and continued weakness in Europe. In addition, growth was negatively impacted by the continued migration of customers to our rapidly growing partner print services offering within document outsourcing.

•
Annuity revenue decreased 6%, including a 3-percentage point negative impact from currency, driven by a modest decline in total pages and the continued migration of customers to our partner print services offering.

•	Technology revenue mix was 21% entry, 59% mid-range and 20% high-end.
Technology revenue for the nine months ended September 30, 2012 of $6,967 million decreased 8% compared to prior year and included a 3-percentage point negative impact from currency. Inclusive of the document outsourcing business, total document-related revenue decreased 5%, including a 2%-percentage point negative impact from currency. Technology segment revenue results included the following:

•
Equipment sales revenue decreased 11%, including a 2-percentage point negative impact from currency. This decline is driven in part by the weak macro-economic environment and the continued migration of customers to our rapidly growing partner print services offering within document outsourcing. In addition, the impact of lower product mix and price declines more than offset growth in installs. Consistent with prior quarters, price declines were in the range of 5% to 10%.

•
Annuity revenue decreased 6%, including a 2-percentage point negative impact from currency. A decrease in supplies revenue was primarily driven by a moderating decline in pages, partially offset by a continued increase in revenue per page.

•	Technology revenue mix was 22% entry, 58% mid-range and 20% high-end.
We expect equipment revenue to continue to be pressured in the fourth quarter 2012 and therefore, for total revenue declines to be down mid-single digits for the Technology segment.

Xerox 2012 Form 10-Q

Segment Margin
Third quarter 2012 Technology segment margin of 10.8% increased by 0.5-percentage points from third quarter 2011, driven primarily by an improvement in gross margin. Productivity improvements, restructuring savings and a gain on the sale of finance receivables (discussed further in the Capital Resources and Liquidity section) more than offset the impact of price declines.

Technology segment margin for the nine months ended September 30, 2012 of 10.9% was flat compared to prior year period.

Total Installs (Technology and Document Outsourcing3)

In the third quarter 2012, installs increased from the third quarter 2011. Install activity includes installations for document outsourcing and Xerox-branded products shipped to Global Imaging Systems ("GIS"). Details by product groups is shown below:
Entry
Installs for the third quarter 2012:

•	38% increase in black-and-white multifunction devices driven by demand for the recently launched WorkCentre® 3045.

•	46% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6015 and ColorQube 8700/8900.

•	10% increase in color printers driven by an increase in sales to OEM partners.

Installs for the nine months ended September 30, 2012:

•	23% increase in black-and-white multifunction devices driven by demand for the recently launched WorkCentre® 3045.

•	42% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6015 and ColorQube 8700/8900.

•	3% increase in color printers driven by an increase in sales to OEM partners.

Mid-Range
Installs for the third quarter 2012 :

•
14% decrease in installs of mid-range color devices. A decline across all geographies was primarily due to a difficult compare driven by the third quarter 2011 release of inventory constraints resulting from the natural disaster in Japan.

•	7% decrease in installs of mid-range black-and-white devices.

Installs for the nine months ended September 30, 2012:

•
4% increase in installs of mid-range color devices driven by demand for products such as the WorkCentre® 7535/7125//7530 and the WorkCentre® 7556, which enabled continued market share gains in the fastest growing and most profitable segment of the office color market.

•	6% decrease in installs of mid-range black-and-white devices.

High-End
Installs for the third quarter 2012:

•
32% increase in installs of high-end color systems driven by strong demand for the recently launched Xerox Color 770, which has enabled large market share gains in the Entry Production Color market segment.

•	31% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.

Installs for the nine months ended September 30, 2012:

•
46% increase in installs of high-end color systems driven primarily by strong demand for the recently launched Xerox Color 770 and the DocuColor™ 8080. These products have enabled large market share gains in the Entry Production Color market segment.

•	21% decrease in installs of high-end black-and-white systems.

Xerox 2012 Form 10-Q

Note: Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3-Segment Reporting, in the Condensed Consolidated Financial Statements.
Other
Revenue
Third quarter 2012 Other revenue of $317 million decreased 13% from the third quarter 2011, including a 2-percentage point negative impact from currency. The decline is due primarily to lower paper revenue, which was driven by market pricing and lower activity.

Other segment revenue for the nine months ended September 30, 2012 of $1,026 million decreased 10%, including a 2-percentage point negative impact from currency. The decline is due primarily to a decline in paper sales, which was driven by market pricing, lower activity and our strategy to discontinue the direct sale of paper in selected markets, as well as a decline in revenues from wide format systems and licensing. Paper comprised approximately 60% of the 2012 and 2011 Other segment revenue.

Segment Margin
Third quarter 2012 Other segment loss of $62 million, decreased $24 million from the third quarter 2011, primarily driven by lower Other Expenses, Net.

Other segment loss of $182 million for the nine months ended September 30, 2012, decreased $43 million from the prior year comparable period, primarily driven by lower Other Expenses, Net.
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

•
As of September 30, 2012 and December 31, 2011, total cash and cash equivalents were $882 million and $902 million, respectively. We had $844 borrowings under our Commercial Paper Program at September 30, 2012 as compared to $100 million at December 31, 2011. There were no outstanding borrowings or letters of credit under our $2 billion Credit Facility for either period.

•
Our Commercial Paper program was established in 2010 as a means to reduce our cost of capital and to provide an alternative liquidity vehicle in the market. Aggregate Commercial Paper and Credit Facility borrowings may not exceed the borrowing capacity under our Credit Facility at any time.

•
Our operating cash flow for the nine months ended September 30, 2012 was $807 million and we continue to expect full-year operating cash flow of $2 billion to $2.3 billion. Over the past three years we have consistently delivered strong cash flow from operations driven by the strength of our annuity based revenue model. Cash flows from operations were $1,961 million, $2,726 million and $2,208 million for the three years ended December 31, 2011, respectively.

Xerox 2012 Form 10-Q

Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Nine Months Ended September 30,		Change
(in millions)	2012	2011
Net cash provided by operating activities	$807	$683	$124
Net cash used in investing activities	(601)	(535)	(66)
Net cash used in financing activities	(222)	(573)	351
Effect of exchange rate changes on cash and cash equivalents	(4)	(1)	(3)
Decrease in cash and cash equivalents	(20)	(426)	406
Cash and cash equivalents at beginning of period	902	1,211	(309)
Cash and Cash Equivalents at End of Period	$882	$785	$97
Cash Flows from Operating Activities
Net cash provided by operating activities was $807 million for the nine months ended September 30, 2012. The $124 million increase in cash from the nine months ended September 30, 2011 was primarily due to the following:

•	$453 million increase from finance receivables primarily due to the sales of receivables, as well as higher net run-off as a result of lower equipment sales.

•	$150 million increase due to lower inventory growth primarily due to the decrease in equipment sales.

•	$49 million increase due to lower restructuring payments.

•	$38 million increase due to lower contributions to our defined benefit pension plans.

•
$410 million decrease related to higher accounts receivable primarily due to growth in services revenue and a reduction in the use of prompt pay discounts, as well as a decrease in cash from the sales of accounts receivable.

•	$47 million decrease due to higher net tax payments.

•	$45 million decrease from derivatives primarily due to the early termination of certain interest rate swaps in the prior year.

•	$33 million decrease related to lower accounts payable and accrued compensation primarily related to the timing of payments, as well as lower inventory and other spending.
Cash Flows from Investing Activities
Net cash used in investing activities was $601 million for the nine months ended September 30, 2012. The $66 million increase in the use of cash from the nine months ended September 30, 2011 was primarily due to the following:

•
$55 million increase in acquisitions. 2012 acquisitions include Wireless Data Services for $95 million, RK Dixon for $58 million, Martin Whalen Office Solutions for $31 million, Lateral Data for $30 million and two smaller acquisitions totaling $29 million. 2011 acquisitions include Unamic/HCN B.V. for $55 million, Concept Group for $43 million, ESM for $43 million, NewField IT for $17 million and seven smaller acquisitions for an aggregate of $21 million.

•	$16 million increase from higher capital expenditures (including internal use software).
Cash Flows from Financing Activities
Net cash used in financing activities was $222 million for the nine months ended September 30, 2012. The $351 million decrease in the use of cash from the nine months ended September 30, 2011 was primarily due to the following:

•	$670 million decrease reflecting the prior year payment of our liability to Xerox Capital Trust I in connection with their redemption of preferred securities.

•
$140 million decrease from net debt activity. 2012 reflects an increase of $744 million in Commercial Paper. 2011 reflects proceeds of $1 billion from the issuance of Senior Notes and an increase of $351 million in Commercial Paper offset by the repayment of $750 million for Senior Notes.

•	$409 million increase resulting from our share repurchase program.

•	$48 million increase due to higher distributions to noncontrolling interests.

Xerox 2012 Form 10-Q

Customer Financing Activities and Debt
The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2012	December 31, 2011
Total Finance receivables, net(1)	$5,655	$6,362
Equipment on operating leases, net	526	533
Total Finance Assets, net(2)	$6,181	$6,895
____________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	Change from December 31, 2011 includes a increase of $51 million due to currency and a decrease due to the sale of finance receivables discussed further below.
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

(in millions)	September 30, 2012	December 31, 2011
Financing debt(1)	$5,408	$6,033
Core debt	3,943	2,600
Total Debt	$9,351	$8,633
____________________________

(1)
Financing debt includes $4,948 million and $5,567 million as of September 30, 2012 and December 31, 2011, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes our debt:

(in millions)	September 30, 2012	December 31, 2011
Principal debt balance(1)	$9,262	$8,450
Net unamortized discount	(64)	(7)
Fair value adjustments(2)	153	190
Total Debt	9,351	8,633
Less: Current maturities and short-term debt	(1,893)	(1,545)
Total Long-term Debt	$7,458	$7,088
____________________________

(1)	Includes Commercial Paper of $844 million and $100 million as of September 30, 2012 and December 31, 2011, respectively.

(2)
Fair value adjustments represent changes in the fair value of hedged debt obligations attributable to movements in benchmark interest rates. Hedge accounting requires hedged debt instruments to be reported at an amount equal to the sum of their carrying value (principal value plus/minus premiums/discounts) and any fair value adjustment.

The increase in debt from December 31, 2011 is a result of an increase in Commercial Paper due to the timing of cash flows. We continue to expect to pay down debt in the fourth quarter 2012 and end the year with a total principal debt balance of approximately $8.6 billion.

Sales of Accounts Receivable
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

Xerox 2012 Form 10-Q

In September 2012, we negotiated a termination agreement with the purchasers under our revolving facility in the U.S. to repurchase the then outstanding receivables for cash and the satisfaction of the deferred purchase price. During the third quarter, we had total cash outflows to the purchasers of approximately $215 million, which reflected interim settlements as well as the repurchase of the remaining outstanding receivables upon termination. There were no outstanding balances associated with this facility as of September 30, 2012. Accounts receivables sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Accounts receivable sales	$725	$754	$2,816	$2,303
Deferred proceeds	122	93	525	290
Fees associated with sales	4	5	16	14
Estimated decrease to operating cash flows(1)	(266)	(35)	(168)	(29)
____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency. The three months ended September 30, 2012 includes cash outflows related to our revolving facility of $215.

Refer to Note 5 - Receivables, Net in the Condensed Consolidated Financial Statements for additional information.

Sales of Finance Receivables
In September 2012, we sold our entire interest in a group of U.S. finance receivables from our Technology Segment with a net carrying value of $341 million to a third party financial institution for net cash proceeds of $314 million and a beneficial interest from the purchaser of $52 million. This transaction enables us to lower the cost associated with our financing portfolio.

A pre-tax gain of $23 million was recognized on this sale and is net of additional fees and expenses of $2 million. The gain on the sale is reported in Finance Income in Technology Segment revenues. We will continue to service the sold receivables and expect to record servicing fee income of approximately $6 million over the expected life of the associated receivables.
Refer to Note 5 - Receivables, Net in the Condensed Consolidated Financial Statements for additional information.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2012 Q4	860
2013	1,036
2014	1,092
2015	1,257
2016	953
2017	1,001
2018	1,001
2019	650
2020	—
2021 and thereafter	1,412
Total	$9,262

Xerox 2012 Form 10-Q

Treasury Stock
During the third quarter 2012 we repurchased 49.9 million shares for an aggregate cost of $361 million, including fees. Through October 29, 2012, we repurchased an additional 8.9 million shares at an aggregate cost of $64.8 million, including fees, for a cumulative total of 392.4 million shares at a cost of $4.5 billion, including fees.

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

Xerox 2012 Form 10-Q

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
We also calculate and utilize an operating income and margin earnings measure by adjusting our pre-tax income and margin amounts to exclude certain expenses. In addition to the above excluded items, operating income and margin also exclude Other expenses, net as well as Restructuring and asset impairment charges. Other expenses, net is primarily composed of non-financial interest expense and also includes other non-operating costs and expenses. Restructuring and asset impairment charges consist of costs primarily related to severance and benefits for employees pursuant to formal restructuring and workforce reduction plans. Such charges are expected to yield future benefits and savings with respect to our operational performance. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Xerox 2012 Form 10-Q

Net Income and EPS reconciliation:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported	$282	$0.21	$320	$0.22
Adjustments:
Amortization of intangible assets	51	0.04	54	0.04
Adjusted	$333	$0.25	$374	$0.26
Weighted average shares for adjusted EPS(1)		1,346		1,453

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Net Income	EPS	Net Income	EPS
(in millions; except per share amounts)
As Reported	$860	$0.62	$920	$0.63
Adjustments:
Amortization of intangible assets	152	0.12	161	0.11
Loss on early extinguishment of liability	—	—	20	0.02
Adjusted	$1,012	$0.74	$1,101	$0.76
Weighted average shares for adjusted EPS(1)		1,376		1,459
Fully diluted shares at September 30, 2012(2)		1,325
 ____________________________

(1)
Average shares for the calculation of adjusted EPS for the three and nine months ended September 30, 2012 and 2011 include 27 million of shares associated with the Series A convertible preferred stock and therefore the quarterly dividends of $6 million and year-to-date dividends of $18 million are excluded. We evaluate the dilutive effect of the Series A convertible preferred stock on an “if-converted” basis.

(2)
Represents common shares outstanding at September 30, 2012 as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of earnings per share for the three months ended September 30, 2012.

Effective Tax reconciliation:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$317	$63	19.9%	$367	$81	22.1%
Adjustments:
Amortization of intangible assets	82	31		87	33
Adjusted	$399	$94	23.6%	$454	$114	25.1%

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$981	$206	21.0%	$1,118	$284	25.4%
Adjustments:
Amortization of intangible assets	246	94		259	98
Loss on early extinguishment of liability	—	—		33	13
Adjusted	$1,227	$300	24.4%	$1,410	$395	28.0%

Xerox 2012 Form 10-Q

Operating Income / Margin reconciliation:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income	$317	$5,423	5.8%	$367	$5,583	6.6%
Adjustments:
Amortization of intangible assets	82			87
Xerox restructuring charge (credit)	14			(4)
Other expenses, net	56			86
Adjusted Operating	$469	$5,423	8.6%	$536	$5,583	9.6%
Equity in net income of unconsolidated affiliates	34			43
Fuji Xerox restructuring charge	5			1
Other expenses, net*	(56)			(85)
Segment Profit/Revenue	$452	$5,423	8.3%	$495	$5,583	8.9%

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income	$981	$16,467	6.0%	$1,118	$16,662	6.7%
Adjustments:
Amortization of intangible assets	246			259
Xerox restructuring charge (credit)	60			(28)
Other expenses, net	185			268
Adjusted Operating	$1,472	$16,467	8.9%	$1,617	$16,662	9.7%
Equity in net income of unconsolidated affiliates	105			111
Loss on early extinguishment of liability	—			33
Fuji Xerox restructuring charge	15			16
Other expenses, net*	(186)			(267)
Segment Profit/Revenue	$1,406	$16,467	8.5%	$1,510	$16,662	9.1%
___________________________

*	Includes rounding adjustments.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2012
During the quarter ended September 30, 2012, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on July 13, 2012: Registrant issued 80,145 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $7.30 per DSU (aggregate price $585,059), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2012 Form 10-Q

Dividend Equivalent:

a.	Securities issued on July 31, 2012: Registrant issued 3,417 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr. (retired), Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $7.82 per DSU (aggregate price $26,721), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2012
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through 31	10,600,558	$7.19	10,600,558	$926,636,431
August 1 through 31	28,621,863	7.12	28,621,863	722,801,601
September 1 through 30	10,658,353	7.48	10,658,353	643,105,513
Total	49,880,774		49,880,774
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $5.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $4.4 billion has been used through September 30, 2012. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
July 1 through 31	5,079,206	$7.87	n/a	n/a
August 1 through 31	17,786	6.79	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	5,096,992
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
Date: October 31, 2012

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