Form 10-K
period 2012-12-31
XEROX CORP
filed 2013-02-21
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2012 was $10,287,686,280.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2013
Common Stock, $1 par value	1,223,836,871

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Corporation 2012 Annual Report to Shareholders	I & II
Xerox Corporation Notice of 2013 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

FORWARD-LOOKING STATEMENTS
From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; our ability to recover capital investments; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that our Services business could be adversely affected if we are unsuccessful in managing the ramp-up of new contracts; development of new products and services; our ability to protect our intellectual property rights; our ability to expand equipment placements; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; interest rates, cost of borrowing and access to credit markets; reliance on third parties for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

XEROX CORPORATION
FORM 10-K
DECEMBER 31, 2012

PART I

ITEM 1. BUSINESS OVERVIEW

Xerox is the world's leading enterprise for business process and document management. We provide services, technology and expertise to enable our customers - from small businesses to large global enterprises - to focus on their core business and operate more effectively. The key areas in which we help businesses are:

Business Process Outsourcing: We are the largest worldwide diversified business process outsourcing company with an expertise in managing transaction-intensive processes. This includes services which support all enterprises through offerings such as customer care, finance and accounting and human resources, as well as vertically focused offerings in areas such as healthcare, transportation, retail and telecommunications, among others.

Information Technology Outsourcing: We specialize in designing, developing and delivering effective IT solutions that leverage our secure data centers, help desks and managed storage facilities around the world to provide a reliable IT infrastructure.

Document Technology and Document Outsourcing: Our document technology products and solutions support the work processes of our customers and provide them an efficient, cost effective printing and communications infrastructure. Our managed print services offering helps customers optimize the use of document systems across small businesses or large global enterprises.

We are a leader in a large, diverse and growing market estimated at over $600 billion. The global business process outsourcing and information technology outsourcing markets are estimated at roughly $250 billion each. These markets are very broad, encompassing horizontal business processes as well as industry specific-processes. The document management market is estimated at roughly $130 billion. This market is comprised of the document systems, software, solutions and services that our customers have relied on for years to help run their businesses and reduce their costs. Xerox led the establishment of the managed print services market and continues as the industry leader today.

These market estimates are calculated by leveraging third party forecasts from firms such as Gartner and NelsonHall in conjunction with our assumptions about our markets.

Our Strategy and Business Model
We are well-positioned to lead in the markets in which we participate. At the heart of our strategy is the creation of sustained shareholder value through EPS growth and strong cash flow.
Our core strengths which drive our strategy include:

•
Our Brand - We have a well-recognized and respected brand that is known by businesses worldwide for delivering industry-leading document technology, services and solutions. It continues to be ranked in the top percentile of the most valuable global brands.

•
Global Presence - Our geographic footprint spans 160 countries and allows us to serve customers of all sizes to deliver superior technology and services regardless of complexity or number of customer locations.

•
Renowned Innovation - We have a history of innovation and, with more than 11,500 active U.S. patents and five global research centers, we continue to lead the document technology industry and to take our technology into new service areas. See the “Innovation and RD&E” section for additional information about our renowned innovation.

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

We use our core strengths and market opportunities to grow our businesses by executing on the following growth drivers:

•
Expand Globally - We leverage our global presence and customer relationships to expand our BPO and ITO services internationally. The majority of our BPO and ITO revenues are currently derived from services provided to customers in the United States. In addition, we will continue to grow globally through acquisitions. Three of our 2012 acquisitions were made outside of the United States.

•
Capitalize on Advantaged Verticals - Within our Services and Document Technology segments, we serve verticals in which we have deep expertise resulting from years of experience, strong customer relationships, large scale and our renowned innovation. Capitalizing on the opportunities that these strengths provide us will continue to be key to growth.

An example of an advantaged vertical is healthcare, where we have built a $2 billion business that touches every aspect of the industry - government, provider, payer, employer and pharma. In addition, we apply our innovation to differentiate our offerings. As a result, we are positioned to capitalize on current industry trends, including the changes presented by health reform. We also view transportation, wireless communications and graphic communications, among others, as advantaged verticals in which we have a leading position, strong capabilities and attractive market opportunities.

•
Disciplined Management of Portfolio - Xerox has the most broad and diverse set of offerings in the Services segment and the most complete product portfolio in the Document Technology business. Our acquisitions are targeted at businesses that will increase our Services capabilities, position us in attractive Services segments and provide us with a greater global presence. We will continue to focus on managing our portfolio to maximize profitable growth.

•
Leverage Document Technology Leadership - Xerox is the market share leader in the Document Technology market. We led the establishment of the managed print services ("MPS") market and we continue to lead this area of market growth. Our MPS offerings continue to expand and now consist of a continuum of offerings that serve large enterprise down through small and mid-size businesses. In addition, we leverage our leadership in Document Technology to help grow our business process outsourcing and IT outsourcing businesses.

•
Expand Customer Relationships - We expand customer relationships through a strategy of “penetrate and radiate”. As we establish relationships, we prove our capabilities and then work with the customer to determine other areas where we can improve their operations and drive down costs by managing non-core parts of their business. Our wide array of Services offerings enables us to do this effectively and results in a win-win for Xerox and our customers.

•
Invest in New Services - Our Services acquisitions are a key element of our strategy. We target companies that provide new capabilities, offer access to adjacent services areas or expand our geographic presence. We will continue to invest in new services to grow our business profitably.

Annuity-Based Business Model
Through our annuity-based business model, we deliver significant cash generation and have a strong foundation upon which we can expand earnings.
The fundamentals of our business are based on an annuity model that drives significant recurring revenue and cash generation. Approximately 84 percent of our 2012 total revenue was annuity-based revenue that includes contracted services equipment maintenance, consumable supplies and financing, among other elements. The remaining 16 percent of our revenue comes from equipment sales, either from lease agreements that qualify as sales for accounting purposes or outright cash sales.
Our strategy and business model fundamentals translate into the following 2013 priorities:

•	Managing our Services business for growth;

•	Maintaining our leadership in document Technology;

•	Managing our business with a focus on operational excellence; and

•	Delivering strong cash flow and returning value to shareholders.

Acquisitions
Consistent with our strategy to expand our Services offerings through acquisitions, we acquired the following companies in 2012:
In July 2012 we acquired:

•
Wireless Data Services (“WDS”), a telecommunications technical support and consultancy firm headquartered in the U.K. WDS uses a proprietary cloud-based platform called GlobalMineTM to capture, analyze and manage millions of technical support interactions across thousands of different types of mobile devices.

•
Lateral Data, a leading e-discovery technology provider based in the United States. Lateral Data's flagship software, ViewpointTM, brings simplicity and affordability to e-discovery by enabling corporate legal departments and law firms to manage the entire e-discovery lifecycle using a single, in-house solution.

In January 2012 we acquired:

•	LaserNetworks Inc., a provider of MPS solutions that include print device tracking, centralized service and supply management and document routing. LaserNetworks is headquartered in Canada.

•	XL World, a multi-lingual customer care firm based in Italy that will further expand our business process outsourcing capabilities across Europe.

Additionally, we made the following acquisitions consistent with our strategy to expand distribution to under-penetrated markets:

•	In February 2012, we acquired R.K. Dixon, a leading provider of IT services, printers and MPS, with locations in seven cities in Iowa and Illinois.

•	In addition, we enhanced our distribution capabilities by acquiring office products distributors in Wisconsin, California and Illinois.

Innovation and RD&E
Xerox has a rich heritage of innovation that continues to be a core strength of the company as well as a competitive differentiator. The Company's investments in innovation align with its growth opportunities in areas like business services, color printing and customized communication. Our overall aim is to create value for our customers, for our shareholders and for our people by influencing the future in certain key areas. Our research work can be categorized under four themes:

•
Implementing Agile Business Processes: To enable true business process agility, our research aims to automate business processes via flexible platforms that run on robust and scalable infrastructures. Automation of business processes benefits from our research on image, video and natural language processing coupled with machine learning. Application of these methods to business processes enables technology to perform tasks that today are performed manually by workers, thus enhancing worker productivity.

•
Harvesting Knowledge from Information: Information comes in two forms: structured, where the content sits tidily in searchable indices or in limiting databases; or unstructured, where content can be anything from photos, videos, hand-written forms, emails, etc. Unstructured information has endless growth and creates a need for businesses to be more effective in mining context from content. This is a key research area for us - making sense of unstructured information using natural language processing and semantic analysis. We explore how to better analyze information for human use by better understanding contextual detail on how the content has been created and used. We are also developing proprietary methods for predictive analytics applied to business processes.

•
Delivering the Value of Personalization: Our research leads to technologies that improve the efficiency, economics and relevancy of business communications and printing applications. We research methods to create affordable ubiquitous color printing, leveraging our solid ink printing technology. We are also exploring ways to expand the application space of digital printing to cover new applications such as packaging printing and printing directly on mediums that go far beyond paper, like food and clothing.

•
Enabling the Sustainable Enterprise: Our research also focuses on developing technologies that minimize the environmental impact of document systems and business processes. An example is how we are continually working on lowering the operating and standby power of our printing systems by using new materials and print processes.

Within this framework, one particular area of focus is data analytics - simplifying complex data to turn it into actionable knowledge - helping our customers drive operational efficiencies, guide decisions, yield new insights and help predict what is next. The following are a few ways in which we are achieving this:

•	Digital Nurse Assistant: improving the quality of healthcare and enhancing service to individuals
With the overload of information and data in the workplace, often more time is spent wading through data than focusing on the task at hand. When information can be intelligently aggregated and grouped, time can be saved. In healthcare, nurses sometimes spend 75 percent of their day coordinating documents. One of the innovations we developed, Digital Nurse Assistant, collects and categorizes all patient information into a simple, touch-screen dashboard. This means that critical patient information is not in a computer or in a file somewhere, it's in the hands of the people who need it.

•	Mining Mobile Information
GlobalMine™, a proprietary cloud based platform, captures, analyzes, and manages millions of technical support interactions across thousands of different mobile device types. This data helps telecommunications clients react, in real time, to any systems issues or customer satisfaction problems that their customers may be experiencing with their devices or service.

•	Making Transportation Information and Data Meaningful
The millions of commuters who take public transportation also provide critical data about their daily habits and that can be used to optimize service and save money for cities. Xerox analytics use this information to provide cities with structured data, which becomes the basis for schedule and infrastructure improvements that are responsive to what their passengers need. This has resulted in increased ridership and lower costs in the cities in which it has been implemented.

Global Research Centers
We have five global research centers that have unique areas of focus and are places where creativity and entrepreneurship are truly valued and leadership has empowered employees to deliver, resulting in leading-edge research and high-impact innovations that make a difference in the world. Our research centers are as follows:

•
Palo Alto Research Center ("PARC") - Located in Palo Alto California, PARC is a wholly owned subsidiary of Xerox that is focused on areas of innovation on behalf of Xerox in areas that include content-centric networking, intelligent mobile computing and intelligent automation. PARC also leverages its heritage as the birthplace of modern technologies to provide research and development for non-competitive businesses in areas that include UV-LEDs and ethnography services.

•
Xerox Research Centre of Canada ("XRCC") - Located in Mississauga, Ontario Canada, XRCC is Xerox's materials research center with a focus on imaging and consumable materials, such as toner and inks, for our document technology.

•
Xerox Research Center Webster ("XRCW") - Located in Webster New York, XRCW focuses on system design, imaging, computing and marking science. In addition, XRCW is now focused on innovation to help the healthcare industry.

•
Xerox Research Centre Europe ("XRCE") - Located in Grenoble France, XRCE research differentiates Xerox business process service offerings. The center focuses on image, text and data analytics, business process modeling and the study and understanding of work practices.

•
Xerox Research Center India ("XRCI") - Located in Chennai India, XRCI focuses on unique innovation opportunities that emerge in and best serve developing markets. As Xerox's newest research lab, XRCI has a broad mandate to foster innovation across the Company's document technology and business process services offerings.

Investment in R&D is critical for competitiveness in our fast-paced markets. One of the ways that we maintain our market leadership is through strategic coordination of our R&D with Fuji Xerox (an equity investment in which we maintain a 25 percent ownership interest). We have aligned our R&D investment portfolio with our growth initiatives, including enhancing customer value by building on our Services leadership as well as accelerating our color leadership.

Our total research, development and engineering expenses (including sustaining engineering expenses, which are the hardware engineering and software development costs incurred after we launch a product) totaled $655 million in 2012, $721 million in 2011 and $781 million in 2010. Fuji Xerox R&D expenses were $860 million in 2012, $880 million in 2011 and $821 million in 2010.

Segment Information
Our reportable segments are Services, Document Technology and Other. We present operating segment financial information in Note 2 - Segment Reporting in the Consolidated Financial Statements, which we incorporate by reference here. We have a very broad and diverse base of customers by both geography and industry, ranging from small and midsize businesses ("SMBs") to graphic communications companies, governmental entities, educational institutions and Fortune 1000 corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Revenues by Business Segment
Our Services segment is the largest segment within the company, with $11,528 million in revenue in 2012, representing 52 percent of total revenue. The Document Technology segment contributed $9,462 million in revenue, representing approximately 42 percent of total revenue, while the Other segment represented $1,400 million in revenue representing approximately 6 percent of total revenue.

Services Segment

Our Services segment comprises three service offerings: Business Process Outsourcing ("BPO"), Information Technology Outsourcing ("ITO") and Document Outsourcing ("DO"). We provide non-core, mission-critical services that our clients need to run their day-to-day business. These services help our clients simplify the way work gets done, giving them more time and resources to allocate to their core operations, respond rapidly to changing technologies and reduce expenses associated with their business processes and information technology support.
Business Process Outsourcing
We are the largest worldwide diversified business process outsourcing company, with an expertise in transaction-intensive offerings tailored for several industries. BPO represented 57 percent of our total Services segment revenue in 2012. Our services include:

•
Government Healthcare Solutions: This business serves state and federal-funded government healthcare programs. We provide a broad range of solutions, from processing Medicaid claims to pharmacy benefits management, clinical program management, supporting health information exchanges, eligibility application processing and determination, delivering public and private health benefit exchange services and care and quality management. We have been delivering these systems since 1971 and we apply our deep knowledge of the Medicaid system, along with technological advances, to simplify and automate transactional-intensive processes. As a result, we are uniquely positioned to capitalize on the opportunities that health care reform is presenting.

•
Healthcare Payer and Pharma: We deliver administrative efficiencies to our healthcare payer clients through our scalable and flexible transactional business solutions, which encompass both our global delivery model and domestic payer service centers. Services include data capture, claims processing, customer care, recovery services and healthcare communications. No competitor has offerings in all of these areas.

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

•
Human Resources Services ("HRS"): From actuarial expertise to full range of human resources consulting - from employee service centers to learning, retirement, health and welfare services - HRS delivers game-changing, innovative solutions that enable our clients to focus on their business. We differentiate ourselves around two themes of innovation: engagement and enablement. We help HR departments engage employees as individuals by communicating to them with personalized messages and enabling employees to get smarter about managing their own health, wealth and career outcomes.

•
Financial Services: We provide finance and accounting services for any industry - from accounting to billing to procurement to accounts payable and receivable to tax management. In addition, we provide outsourcing of financial aid and enrollment office operations for colleges and universities and back-room functions such as customer services, transaction processing and mailroom operations for the financial services industry. We have a deep understanding of what drives the customer and we move beyond simply driving down costs.

•	Customer Care: Xerox is the largest domestic customer care provider to the Wireless Telecom industry.
We have years of experience in providing customer care services that improve our customers' productivity, efficiency and customer retention in telecommunications as well as a variety of other industries. Our customer care offerings include: customer service, sales, technical support, transaction processing, fulfillment and managed mobility services, among others.

•
Retail, Travel and Insurance: We provide technology-based transactional services for retail, travel and non-healthcare insurance companies. We handle their data entry, mailrooms, imaging input and hosting, call centers and help desk with targeted industry focus.

•
Transportation Solutions: We provide revenue-generating solutions in over 30 countries. Our solutions include fare collection, toll and parking solutions, and monitoring of red light cameras. We differentiate through the breadth of our offerings and innovative technology. For example, we developed dynamic pricing algorithms, which will be used in the new Los Angeles ExpressPark program. This program will create a new pricing system designed to relieve traffic congestion, reduce air pollution and improve the efficiency of downtown LA's transit operations.

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

Information Technology Outsourcing
We specialize in designing, developing and delivering effective IT solutions. Our secure data centers, help desks and managed storage facilities around the world provide a reliable IT infrastructure that minimizes the risk of disruption to our clients' daily operations. ITO represented 12 percent of our total Services segment revenue in 2012.

We provide our ITO services across several verticals. Our ITO services include:

•
Mainframe and Server Outsourcing: We support our clients' needs for adaptable computing environments and their potential growth. We provide comprehensive systems support services. We provide a 24/7 support organization that maintains a unified set of tools and processes to support our clients' IT environments, including systems administration, database administration, systems monitoring, batch processing, data backup and capacity planning.

•
Network Outsourcing: We provide telecommunications management services for voice and data networks. We leverage our enterprise agreements, proprietary tools, procedures and skilled personnel to provide our clients with a scalable and automated processing environment.

•
Desktop Outsourcing: Our desktop services provide our clients with a comprehensive approach to managing their end-user platforms and devices. We design and execute desktop management strategies that address and resolve issues such as enterprise bandwidth constraints, unstable computing environments, areas of insecurity and unavailable network resources.

•
Cloud Services: Our cloud services solutions cover the full range from infrastructure, mobility, collaboration and platform. We designed our solutions to quickly scale up or down and fit different business needs. These solutions are delivered through our cloud-based, multi-tenant infrastructure with compliance, monitoring and performance transparency built in.

In addition, we provide Remote Infrastructure Management, Help Desk/Service Desk Management, Managed Storage, Utility Computing, Disaster Recovery and Security Services.
Document Outsourcing
We are the industry leader in document outsourcing services, with more than 20 years experience and 15,000 business professionals across 160 countries. We help companies optimize their printing infrastructure and simplify their communication and business processes to grow revenue, reduce costs and operate more efficiently. DO represented 31 percent of our total Services segment revenue in 2012. Our two primary offerings within Document Outsourcing are Managed Print Services and Communication and Marketing Services.

•
Managed Print Services ("MPS"): Xerox MPS optimizes, rationalizes and manages the operations of Xerox and non-Xerox print devices, driving efficiencies that can save clients up to 30 percent on their document-related costs. We provide the most comprehensive portfolio of MPS services in the industry, supporting small-and midsize businesses up through large global enterprises.

The key factors that differentiate us include our commitment to innovation and technology, including our cloud-based connectivity and integrated suite of software tools, as well as our global direct and channel partner coverage and certification programs. In addition, the industry's broadest portfolio of printing products sets us apart from our competition. We are recognized as an industry leader by several major analyst companies, including Gartner, IDC, Quocirca and Forrester.

We also partner with industry leaders to enhance our solutions. As an example, we recently selected Cisco's Unified Computing System ("UCS") to support our network of cloud-based MPS delivery centers around the world and speed up the connection between data servers and the more than one million Xerox and non-Xerox print devices we manage. As a result, customers experience a faster, more reliable delivery of MPS applications and we stay ahead of their needs by utilizing the data we collect to continually recommend new ways to simplify the way they work with both paper and digital documents.

The Xerox MPS continuum complements and provides opportunities to expand existing BPO and ITO services. Within BPO accounts, Xerox MPS helps to improve workflow and enhance employee productivity. In ITO accounts, MPS complements the client IT services that we are currently managing and positions Xerox as a complete IT services provider.

•
Communication & Marketing Services ("CMS"): CMS delivers end-to-end outsourcing for design, communications, marketing, logistics and distribution services that help clients communicate with their customers and employees more effectively. We deliver communications through traditional routes, such as print, but also through a growing number of multimedia channels including SMS, Web, email and mobile media.

We help our clients identify how their customers want to be engaged, tailor their content, translate it, personalize their communication, decide on the appropriate channel, execute on campaigns and measure the resulting success.

Our advantage results from the breadth of our capabilities and our service-orientated approach that provides a single, seamless service for all communication and marketing logistics.

Document Technology Segment
Document Technology includes the sale of products and supplies, as well as the associated technical service and financing of those products (that which is not related to document outsourcing contracts). Our Document Technology business is centered around strategic product groups that share common technology, manufacturing and product platforms.

Our strategic product groups are as follows:

Entry
Entry comprises products sold primarily to small and midsize businesses through a worldwide network of independent resellers and online merchants. Our entry products represented 22 percent of our total Document Technology segment revenue in 2012. It includes desktop monochrome and color printers and multifunction printers ("MFPs") ranging from small personal devices to larger workgroup printers designed to serve the needs of demanding office users. In 2012, we continued to build on our position in the market by:

•	Making high-quality desktop color more affordable and easier to use for all businesses;

•	Expanding our channel reach, partner programs and capacity to support the needs of small to midsize businesses in our customers' preferred buying locations; and

•	Launching products and solutions that help individuals, small work teams, large workgroups or whole departments achieve their business goals.

In 2012, we added the following products:

•
ColorQube® family multifunction printers: Based on Xerox solid ink technology, the ColorQube 8700 and ColorQube 8900 multifunction printers provide cost savings and color quality for small and midsize businesses. In addition, they have the ability to expand into a floor device with extra paper capacity and helpful finishing options.

•
WorkCentre® 3315 and WorkCentre® 3325: These high-performance monochrome products feature a print speed of up to 37 pages per minute and a first-page-out time of 6.5 seconds. The WorkCentre 3325 also comes standard with internal Wi-Fi connectivity and the latest security features. Both devices feature a small footprint, allowing for easy integration within customer work environments.

•
Phaser® 7100 Color Printer: This printer produces exceptional print quality on a wide variety of media - including oversize paper. The Phaser 7100 can be used either on a desktop or as a floor device with print speeds of up to 30 pages per minute and simple printer management with CentreWare Internet service.

•
The WorkCentre® 6605 and Phaser® 6600 printers: These devices provide vibrant color output for smaller businesses and feature Print resolution of up to 600 X 600 X 4 dpi and color and black-and-white print speeds of up to 36 ppm.

Mid-range
Mid-range comprises products sold to enterprises of all sizes, principally through dedicated Xerox-branded partners and our direct sales force, indirect multi-branded channel partners and resellers worldwide. Our mid-range products represented 58 percent of our total Document Technology segment revenue in 2012. We offer a wide range of multifunction printers, copiers, digital printing presses and light production devices that deliver flexibility and advanced features. In 2012, our mid-range business continued to build on our position in the market by:

•	Making high-quality color more affordable and easier to use for small and mid-size businesses and large enterprises;

•	Expanding our channel reach, partner programs and capacity to support the needs of the SMB market; and

•	Offering a complete range of services and solutions in partnership with independent software partners that allow our customers to analyze, streamline, automate, secure and track document workflows.

The breadth of our Mid-range product portfolio is unmatched. These products include:

•
Xerox WorkCentre® 7525, 7530, and 7535: These multifunction printers are equipped with features to help small and midsize businesses boost productivity and meet their sustainability goals. They offer speeds up to 25, 30 and 35 ppm color and black-and-white. The MFPs, which can print, copy, scan, fax and email, include advanced document management and workflow tools to make office work easier and also offer unparalleled ease of use and security features. In addition, the Hi-Q LED print engine technology consumes less energy and space and produces less noise, while printing resolutions of 1200 x 2400 dpi.

•
Xerox ColorQube® 9301/9302/9303: The ColorQube™ 9300 Series combines Xerox's solid ink innovation with our legacy of advanced multifunction product leadership. This results in a multifunction printer that produces vivid color quality that is affordable and produces significantly less printing waste versus comparable color laser devices. The device copies and prints at speeds up to 55 ppm color and 60 ppm black-and-white, while increasing productivity even further with speeds up to 85 ppm in Fast Color mode for draft or short-life documents.

•
Xerox WorkCentre® 5325/5330/5335: The highly modular WorkCentre 5300 series black-and-white MFP serves both small and midsize businesses as well as enterprise office environments. Its customizable workflow solutions help customers in document-intensive industries such as legal, health care and financial make their daily tasks more efficient.

•
Xerox D95/110/125 Copier/Printer: This device offers production print, copy, scan and advanced finishing capabilities for pay-for-print shops and centralized reprographic departments in addition to education, healthcare and many other industries. With industry leading speeds of up to 125 ppm, this D95/110/125 Copier/Printer helps customers increase productivity and reduce costs.

High-end
Our High-end digital color and monochrome solutions are designed for customers in the graphic communications industry and for large enterprises. Our high-end products comprised 20 percent of our total Document Technology segment revenue in 2012. These devices enable digital on-demand printing, full-color printing and enterprise printing. We continue to expand our portfolio of cut sheet and continuous feed offerings in both toner and inkjet products. Our hardware and our integrated solutions such as automated in-line finishing result in “touch less” workflows (with little to no manual processing or human intervention) allow Xerox customers to produce more jobs and grow their business.
For more than two decades, Xerox has delivered innovative technologies that have revolutionized the production printing industry, maintaining our position as the industry leader in the number of pages produced on digital production color presses. We continued to build on our award-winning lineup in 2012 with the launches of:

•
Xerox iGen® 150: In May at drupa, we introduced our latest iGen product. The iGen 150 builds on the capabilities of the iGen4 with a number of new feature sets. The fastest cut sheet product in the production color fleet prints at 150 A4 ppm. In addition, we included a new 26” internal stacker to maximize output of the largest sheet size in the industry. A number of automated color management tools help enable productivity and our latest finishing solution, Integrated Plus, makes the production of booklets simpler.

•
Xerox Nuvera® 157 & 314: At Graph Expo in October, we introduced the latest members of the Xerox Nuvera family, the Xerox Nuvera 157 and tandem engine 314 black-and-white production products. These products build on the success of the Nuvera family and offer new speed levels and functionality. The top speed of the single engine is increased to 157 ppm and to 314 images per minute in the tandem configuration. These devices also contain a new production stacking system that delivers neat output stacks at waist level that can be unloaded as the engine continues to print.

•
FreeFlow® Digital Workflow: Our FreeFlow digital workflow is a collection of software technology solutions that our customers can use to improve all aspects of their processes, from content creation and management to production and fulfillment. Our digital technology combined with total document solutions and services that enable personalization and printing on demand, delivers value that improves our customers' business results.

Other Segment

The Other segment primarily includes revenue from paper sales, wide-format systems, network integration solutions and electronic presentation systems from Global Imaging Systems. Paper comprised approximately 59 percent of the revenues in the Other segment in 2012.

Geographic Information

Our global presence is one of our core strengths. Overall, approximately 34 percent of our revenue is generated by customers outside the U.S. We have a significant opportunity to leverage our global presence and customer relationships to expand our Services business in Europe and developing markets.

In 2012, our revenues by geography were as follows: United States: $14,701 million (66% of total revenue), Europe:$5,111 million (23% of total revenue) and Other areas: $2,578 million (11% of total revenue). Revenues by geography are based on the location of the unit reporting the revenue and includes export sales.

Patents, Trademarks and Licenses

Xerox and its subsidiaries were awarded 1,215 U.S. utility patents in 2012. On that basis, we would rank 20th on the list of companies that were awarded the most U.S. patents during the year. Including our research partner Fuji Xerox, we were awarded about 1,900 U.S. utility patents in 2012. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2012, we held more than 11,500 U.S. design and utility patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent-licensing agreements and, in a majority of them, we license or assign our patents to others in return for revenue and/or access to their patents. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2012, we added 11 new agreements to our portfolio of patent-licensing and sale agreements, and Xerox and its subsidiaries were licensor or seller in all 11 of the agreements. We are also a party to a number of cross-licensing agreements with companies that hold substantial patent portfolios, including Canon, Microsoft, IBM, Hewlett-Packard, Oce, Sharp, Samsung, Seiko Epson and Toshiba TEC. These agreements vary in subject matter, scope, compensation, significance and time.

In the U.S., we own more than 500 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.

Marketing and Distribution

We operate in over 160 countries worldwide and provide the industry's broadest portfolio of document technology, services and software, and the most diverse array of business processes and IT outsourcing support through a variety of distribution channels around the world. We manage our business based on the principal segments described earlier. We have organized the marketing, selling and distribution of our products and services by geography, channel type and line of business.

We go to market with a Services-led approach and sell our products and services directly to customers through our world-wide sales force and through a network of independent agents, dealers, value-added resellers, systems integrators and the Web. In addition, our wholly-owned subsidiary, Global Imaging Systems ("GIS"), an office technology dealer which is comprised of regional core companies in the United States, sells and services document management systems, network integration devices and electronic presentation systems.

For small and mid-size business, we continued to expand our distribution in 2012 as GIS acquired four companies.Our brand is a valuable resource and continues to be ranked in the top percentile of the most valuable global brands.

In Europe, Africa, the Middle East and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, and related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to distribute our products in many of the countries located in these regions, and previously entered into agreements with unaffiliated third parties distributing our products in Sudan and Syria. Sudan and Syria, among others, have been designated as state sponsors of terrorism by the U.S. Department of State and are subject to U.S. economic sanctions. We maintain an export and sanctions compliance program and believe that we have been and are in compliance with U.S. laws and government regulations for these countries. We have no assets, liabilities or operations in these countries other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan and Syria in August 2006. Now, Xerox has only legacy obligations to third parties, such as providing spare parts and supplies to these third parties. In 2012, total Xerox revenues of $22.4 billion included less than $35 thousand attributable to Sudan and Syria.

Competition

Although we encounter competition in all areas of our business, we are the leader or among the leaders in each of our principal business segments. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support.

In the Services business, our larger competitors include Accenture, Aon, Computer Sciences Corporation, Convergys, Dell, Genpact, Hewlett-Packard, IBM and Teletech. In addition, we compete with in-house departments performing the functions that we are seeking to have them outsource to us.

In the Document Technology business, our larger competitors include Canon, Hewlett-Packard, Kodak, Konica Minolta, Lexmark, and Ricoh.

Our brand recognition, positive reputation for business process and document management, innovative technology and service delivery are our competitive advantages. This combined with our breadth of product offerings, global distribution channels, and customer relationships positions us as a strong competitor going forward.

Global Employment

Globally, we have approximately 147,600 direct employees, including approximately 7,100 sales professionals, approximately 11,300 technical service employees and approximately 100,000 employees serving our customers through on-site operations or off-site delivery centers.

Customer Financing

We finance a large portion of our direct channel customer purchases of Xerox equipment through bundled lease agreements. Financing facilitates customer acquisition of Xerox technology and enhances our value proposition, while providing Xerox an attractive gross margin and a reasonable return on our investment in this business. Additionally, because we primarily finance our own products and have a long history of providing financing to our customers, we are able to minimize much of the risk normally associated with a finance business.

Because our lease contracts permit customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand, proceeds from capital market offerings and the sale of selected U.S. finance receivables. At December 31, 2012, we had $5.3 billion of finance receivables and $0.5 billion of equipment on operating leases, or Total Finance assets of $5.8 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in a significant portion of our $8.5 billion of debt being associated with our financing business.

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

We have arrangements with Fuji Xerox under which we purchase and sell products, some of which are the result of mutual research and development agreements. Refer to Note 8 - Investments in Affiliates, at Equity in the Consolidated Financial Statements in our 2012 Annual Report for additional information regarding our relationship with Fuji Xerox.

Services Global Production Model

Our global services production model is one of our key competitive advantages. We have approximately 120 Strategic Delivery Centers located around the world including India, Mexico, Philippines, Jamaica, Ghana, Brazil, Guatemala, Chile, Argentina, Spain, Poland and Ireland, among others. These locations are comprised of Customer Care Centers, Mega IT Data Centers, Finance and Accounting Centers, Human Resource Centers and Document Process Centers. Our global production model is enabled by the use of proprietary technology, which allows us to securely distribute client transactions within data privacy limits across a global workforce. This global production model allows us to leverage lower-cost production locations, consistent methodology and processes and time zone advantages.

Fuji Xerox

Fuji Xerox is an unconsolidated entity in which we own a 25 percent interest and FUJIFILM Holdings Corporation ("FujiFilm") owns a 75 percent interest. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong, other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other's portfolio of patents, technology and products.

International Operations

We are incorporating by reference the financial measures by geographical area for 2012, 2011 and 2010 that are included in Note 2 - Segment Reporting in the Consolidated Financial Statements in our 2012 Annual Report. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including local economies, political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A of our 2012 Form 10-K.

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
A significant portion of our revenues are generated from operations outside the United States. In addition, we maintain significant operations and acquire or manufacture many of our products and/or their components, outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the Japanese Yen to U.S. Dollar and Japanese Yen to Euro exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our consolidated financial statements. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.

We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.
We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services and/or business process services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. To remain competitive, we must develop services, applications and new products; periodically enhance our existing offerings and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.
Our profitability is dependent upon our ability to obtain adequate pricing for our products and services and to improve our cost structure.
Our success depends on our ability to obtain adequate pricing for our services and products and which provides a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our services and products may decline from previous levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our services and products, it could materially adversely affect our results of operations and financial condition.

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

Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as Lean Six Sigma, the level of pricing pressures on our services and products, the proportion of high-end as opposed to low-end equipment sales, the trend in our post-sale revenue growth and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.
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
In order to attract and retain large outsourcing contracts, we sometimes make significant capital investments to enable us to perform our services under the contracts, such as purchases of information technology equipment and costs incurred to develop and implement software. The net book value of such assets recorded, including a portion of our intangible assets, could be impaired, and our earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract or a reduction in volumes and services thereunder for reasons such as, among other things, a customer's or client's merger or acquisition, divestiture of assets or businesses, business failure or deterioration, or a customer's or client's exercise of contract termination rights.

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

Our services business could be adversely affected if we are unsuccessful in managing the ramp-up of new contracts.

In order for our services business to continue its growth, we must successfully manage the ramp-up of services related to new contracts. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the client's dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. We could also trigger contractual credits to clients or a contractual default. Failure to properly transition new clients to our systems, properly budget transition costs or accurately estimate new contract operational costs could result in delays in our contract performance, trigger service level penalties, impair fixed or intangible assets or result in contract profit margins that do not meet our expectations or our historical profit margins.

If we fail to successfully develop new products, technologies and service offerings and protect our intellectual property rights, we may be unable to retain current customers and gain new customers and our revenues would decline.

The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. We must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide desired returns. In developing these new technologies and products, we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, the laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States and we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. In addition, some of our products rely on technologies developed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. We also must ensure that all of our products comply with existing and newly enacted regulatory requirements in the countries in which they are sold, particularly European Union environmental directives. If we fail to accurately anticipate and meet our customers' needs through the development of new products, technologies and service offerings or if we fail to adequately protect our intellectual property rights or if our new products are not widely accepted or if our current or future products fail to meet applicable worldwide regulatory requirements, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.

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
We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information, including social security numbers and financial and health information, as well as laws that regulate how we can obtain and use such information. For example, in 1996, Congress passed the Health Insurance Portability and Accountability Act and as required therein, the Department of Health and Human Services established regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information. We have taken measures to comply with each of those regulations on or before the required dates. Another example is the European Union Directive on Data Protection, entitled “Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data.” We have also taken steps to address the requirements of that Directive. Other United States (both federal and state) and foreign jurisdiction laws apply to the processing of individually identifiable information as well and additional legislation may be enacted at any time. Failure to comply with these types of laws may subject us to, among other things, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.

We are subject to breach of our security systems.

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our, our customers', clients' and suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the appropriate encryption of information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.

Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.
The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit ratings and is subject to credit market volatility. We primarily fund our customer financing activity through a combination of cash generated from operations, cash on hand, capital market offerings, sales and securitizations of finance receivables and commercial paper borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, it could materially adversely affect our results of operations and financial condition.

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
The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2012, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions of or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.

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
Increasing the proportion of pages that are printed in color and transitioning color pages currently produced on offset devices to Xerox technology represent key growth opportunities. A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces color prints and copies quickly, easily, with high quality and at reduced cost. Our future success in executing on this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market, as well as the pace of color adoption by our existing and prospective customers. If we are unable to develop and market advanced and competitive color technologies or the pace of color adoption by our existing and prospective customers is less than anticipated, or the price of color pages declines at a greater rate and faster pace than we anticipate, we may be unable to capture these opportunities and it could materially adversely affect our results of operations and financial condition.
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
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted or are expected to adopt restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prohibited from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products and other environmentally related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Related Products Directive (“ERP”) is expected to lead to the adoption of “implementing measures” intended to require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. It is possible that some or all of our products may be required to comply with ERP implementing measures. Another example is the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH could lead to restrictions and/or bans on certain chemical usage. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse effect on our operations and financial condition. Similarly, environmentally driven procurement requirements voluntarily adopted by customers in the marketplace (e.g., U.S. EPA EnergyStar) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to comply.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES
We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities, located in New York, California, Oklahoma, Oregon, Canada, U.K., Ireland and the Netherlands, are used primarily by the Document Technology Segment. Our principal research facilities are located in California, New York, Canada, France and India. The research activities in our principal research centers benefit all of our operating segments. We lease and own several facilities worldwide to support our Services segment with larger concentrations of space in Texas, Kentucky, New Jersey, California, Mexico, Philippines, Jamaica and India. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
As a result of implementing our restructuring programs, (refer to Note 10 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements in our 2012 Annual Report, incorporated by reference), several leased and owned properties became surplus. We are obligated to maintain our leased surplus properties through required contractual periods. As of December 31, 2012, we have two remaining properties in surplus in Monrovia, California and Rampur, India. The facility in Monrovia has been subleased and the facility in Rampur has been sold pending receipt of a final 50% cash deferred payment.
We acquired approximately 23 leased properties totaling approximately 378,000 square feet in 2012 through mergers and acquisitions.
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

ITEM 3. LEGAL PROCEEDINGS
The information set forth under the “Contingencies” note in the Consolidated Financial Statements, of the Xerox Corporation 2012 Annual Report is hereby incorporated by reference.

Part II

ITEM 5 — MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

The information set forth under the following captions of the Xerox Corporation 2012 Annual Report to Shareholders is hereby incorporated by reference:

Stock Exchange Information
Xerox Common Stock Prices and Dividends
Five Years in Review - Common Shareholders of Record at Year-End
Performance Graph

(a)	Sales of Unregistered Securities During the Quarter Ended December 31, 2012
During the quarter ended December 31, 2012, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent

(a)	Securities issued on October 31, 2012: Registrant issued 4,139 deferred stock units (“DSUs”), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors and one retired Director of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr., Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

(c)
The DSUs were issued at a deemed purchase price of $7.315 per DSU (aggregate price $30,277), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2012
Repurchases of Xerox Common Stock, par value $1 per share include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through 31	13,044,987	$7.26	13,044,987	$548,454,665
November 1 through 30	20,999,340	6.44	20,999,340	1,413,120,094
December 1 through 31	14,924,318	6.95	14,924,318	1,309,348,335
Total	48,968,645		48,968,645
____________________________

(1)	Exclusive of fees and costs.

(2)
In October 2012, the Board of Directors authorized an additional $1 billion in share repurchase. Of the cumulative $6.0 billion of share repurchase authority granted by our Board of Directors, exclusive of fees and expenses, approximately $4.7 billion has been used through December 31, 2012. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
October 1 through 31	24,343	$7.35	n/a	n/a
November 1 through 30	—	—	n/a	n/a
December 1 through 31	8,078	6.81	n/a	n/a
Total	32,421
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)Exclusive of fees and costs.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data for the five years ended December 31, 2012, as set forth and included under the caption “Five Years in Review,” of the Xerox Corporation 2012 Annual Report to Shareholders, is incorporated by reference in this Form 10-K.
Revenues
Income from continuing operations
Per-share data:
▪Income from continuing operations - Basic and Diluted
▪Earnings - Basic and Diluted
Common stock dividends
Total assets
Long-term debt
Liability to subsidiary trust issuing preferred securities
Series A convertible preferred stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the Xerox Corporation 2012 Annual Report is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the caption “Financial Risk Management,” in the Xerox Corporation 2012 Annual Report is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, included in the Xerox Corporation 2012 Annual Report, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6, 7, 7A and 8, the Xerox Corporation 2012 Annual Report is not to be deemed filed as part of this Form 10-K.
The quarterly financial data included under the caption “Quarterly Results of Operations (Unaudited)” of the Xerox Corporation 2012 Annual Report is incorporated by reference in this Annual Report on Form 10-K.
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

Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2012, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and was accumulated and communicated to the Company's Management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our 2012 Annual Report to Shareholders which is incorporated by reference in Part II, Item 8 of this Form 10-K.
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

ITEM 9B. OTHER INFORMATION
Principal Accounting Officer
On February 19, 2013, Registrant was informed that its Principal Accounting Officer, Gary R. Kabureck, will retire as Vice President and Chief Accounting Officer of Xerox Corporation effective March 31, 2013. Kabureck is a 28 year employee of Xerox. He will become a Board Member of the International Accounting Standards Board.

Effective April 1, 2013, Joseph H. Mancini, Jr. will become Vice President and Chief Accounting Officer of Xerox Corporation and will become Registrant's Principal Accounting Officer. A 23 year employee of Xerox, Mancini has held a number of senior finance roles including leading Xerox's mergers & acquisitions organization and serving as

Chief Financial Officer for Xerox's Document Technology business.
Executive Compensation
On February 20, 2013, the Compensation Committee of the Board of Directors of the Company took the following actions:

2012 and 2013 Annual Performance Incentive Plan (APIP)
The Compensation Committee approved the payments of cash awards under the Xerox 2004 Performance Incentive Plan (“2004 PIP”), as amended, for 2012 APIP. The measures on which awards are based for the 2012 fiscal year are set out on Exhibit 10(e)(16) attached hereto. The Compensation Committee approved the payment of cash awards under the 2004 PIP for fiscal year 2012 to Ursula M. Burns, Chairman and Chief Executive Officer of the Company; Luca Maestri, Chief Financial Officer; and certain other officers, including Lynn R. Blodgett, Armando Zagalo de Lima and James A. Firestone, our next three most highly compensated executive officers for fiscal year 2012 (collectively, the “Named Executive Officers”). The Compensation Committee approved a cash award of $1,072,500 to Ms. Burns, $544,440 to Mr. Maestri, $663,000 to Mr. Blodgett, $454,282 to Mr. Zagalo de Lima, and $464,100 to Mr. Firestone.
The Compensation Committee approved the measures for APIP awards for fiscal year 2013, which are set out on Exhibit 10(e)(23) attached hereto.

Other Compensation Actions
Effective January 1, 2013, the Compensation Committee increased Ms. Burns' annual incentive target amount from 150% to 200% of base salary based on a review of peer group proxy data.
Effective August 1, 2013, the Compensation Committee approved the following with respect to Mr. Zagalo de Lima's compensation as he transitions off an international assignment: 1) set the annualized base salary for Mr. Zagalo de Lima at $750,000 from €517,000 (approximately $690,600 at the exchange rate as of February 15, 2013 of $1.3359/€1) based on the significant increase in his 2012 responsibilities, a review of internal pay data and the decrease in exchange rates since he was initially transferred to the U.S. Mr. Zagalo de Lima's base salary will now be denominated in U.S. dollars; 2) provided a transition allowance of $182,000 for 2013 and $90,000 for 2014; and 3) changed his pension formula benefit to include 100% of his target bonus (previously 70%) for retirement at age 55 or later (previously age 58 or later).

2010 E-LTIP Awards
The Compensation Committee determined that 149.80% of the performance shares granted under the 2010 Executive Long-Term Incentive Program (“2010 E-LTIP”) was earned based on the Company's three-year cumulative targets established for Earnings Per Share and Cash Flow from Operations. A description of the targets is set out on Exhibit 10(e)(8). The total number of shares earned for the three-year cumulative performance period ended December 31, 2012 that shall vest on July 1, 2013 for each Named Executive Officer is as follows: Ms. Burns, 1,409,663 shares; Mr. Blodgett, 375,923 shares; Mr. Zagalo de Lima, 281,939 shares; and Mr. Firestone, 375,923 shares. Included in these share amounts are shares that were previously earned for 2010 and 2011 annual performance, as previously disclosed in our 2010 Form 10-K and 2011 Form 10-K.

2011 E-LTIP Awards
The Compensation Committee determined that no performance shares granted under the 2011 Executive Long-Term Incentive Program (“2011 E-LTIP”) were earned based on the Company's 2012 performance against the annual targets established for Earnings Per Share, Core Cash Flow from Operations and Revenue Growth. A description of the targets is set out on Exhibit 10(e)(13).

2012 E-LTIP Awards
The Compensation Committee determined that 13.33% of the performance shares granted under the 2012 Executive Long-Term Incentive Program (“2012 E-LTIP”) was earned based on the Company's 2012 performance against the annual targets established for Earnings Per Share, Operating Cash Flow and Revenue Growth. A description of the targets is set out on Exhibit 10(e)(17). The number of shares earned for 2012 for each Named Executive Officer is as follows: Ms. Burns, 131,300 shares; Mr. Maestri, 50,826 shares*; Mr. Blodgett, 50,826 shares; Mr. Zagalo de Lima, 42,355 shares; and Mr. Firestone, 42,355 shares. Earned shares vest three years from their grant date.

ACS Performance Shares
In connection with the acquisition of ACS, Mr. Blodgett received a special one-time grant of performance shares that vested over a three-year period contingent upon ACS meeting pre-determined annual targets for Earnings Before Interest and Taxes. The aggregate number of shares that could be delivered based on achievement of the targets was determined on the grant date and ranges in value as follows: 50% of base salary (threshold); 100% of base salary (target); and 200% of base salary plus 50% of the value of previously awarded stock options (maximum). The Compensation Committee determined that no shares were earned for 2012 based on ACS's performance against the 2012 stated target. All previously earned shares are now fully vested.

2013 E-LTIP Awards
2013 E-LTIP awards made to Named Executive Officers reflect their leadership role in the Company, their historical and expected future contributions, and competitive award levels. The purpose of the 2013 E-LTIP is to provide the necessary incentives to retain and reward executives for sustained performance improvements over the next three-year period. Awards under the 2013 E-LTIP for Named Executive Officers are comprised entirely of performance shares that may be earned based on achieving performance targets between threshold and maximum as determined by the Compensation Committee. All performance shares that are earned will vest in 2016. Named Executive Officers who retire, are involuntarily terminated (without cause) or voluntarily terminate due to a reduction in force prior to the end of the three-year performance cycle will vest in a portion of the performance shares earned on a pro rata basis.
Performance metrics for the 2013 E-LTIP are Adjusted Earnings Per Share (weighted 40%), Adjusted Operating Cash Flow (weighted 40%) and Revenue Growth (weighted 20%). These metrics are defined in Exhibit 10(e)(24) attached hereto. The Compensation Committee has established three-year cumulative targets for Adjusted Earnings Per Share, Adjusted Operating Cash Flow and Revenue Growth. Based on actual performance versus targets, the number of performance shares earned by Named Executive Officers under the 2013 E-LTIP will range from 0% to 150% of the initial number of shares subject to the grant. The form of award agreement pursuant to which such grants will be made is attached hereto as Exhibit 10(e)(25).
Named Executive Officers in the 2013 E-LTIP are subject to meaningful ownership requirements and mandatory share holding requirements of 50% of the net vested shares until their ownership requirements have been met.
*In January 2013, Mr. Maestri announced his intention to step down from his position of Executive Vice President and Chief Financial Officer on February 28, 2013; accordingly, all earned shares under his E-LTIP awards will be cancelled effective February 28, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (“2013 Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 21, 2013. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2012.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2013 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2013 Proxy Statement.
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

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since

Ursula M. Burns*	54	Chairman of the Board and Chief Executive Officer	2010	1997

Lynn R. Blodgett	58	Executive Vice President; President, Services Business	2012	2010

James A. Firestone	58	Executive Vice President; President, Corporate Operations	2008	1998

Luca Maestri	49	Executive Vice President; Chief Financial Officer	2011	2011

Armando Zagalo de Lima	54	Executive Vice President; President, Technology Business	2012	2000

Don H. Liu	51	Senior Vice President, General Counsel and Secretary	2007	2007

Thomas J. Maddison	49	Senior Vice President, Human Resources	2010	2010

Gary R. Kabureck	59	Vice President and Chief Accounting Officer	2003	2000

Leslie F. Varon	56	Vice President, Finance and Corporate Controller	2010	2001

*	Member of Xerox Board of Directors
Each officer named above, with the exception of Lynn R. Blodgett and Luca Maestri, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.
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

ITEM 11. EXECUTIVE COMPENSATION

The information included under the following captions under “Proposal 1-Election of Directors” in our 2013 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2012”, “Outstanding Equity Awards at 2012 Fiscal Year-End”, “Option Exercises and Stock Vested in 2012”, “Pension Benefits for the 2012 Fiscal Year”, “Nonqualified Deferred Compensation”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2013 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2013 definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2013 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2013 definitive Proxy Statement.

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES

The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2013 definitive Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:
▪Report of Independent Registered Public Accounting Firm;

▪	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2012;

▪	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2012;

▪	Consolidated Balance Sheets as of December 31, 2012 and 2011;

▪	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012;

▪	Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2012;

▪	Notes to the Consolidated Financial Statements;

▪	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule;

▪	Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2012; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Supplementary Data:
▪Quarterly Results of Operations (unaudited); and
▪Five Years in Review.

(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)
The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2013 Proxy Statement are preceded by an asterisk (*).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

/s/ URSULA M. BURNS
Ursula M. Burns Chairman of the Board and Chief Executive Officer February 21, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 21, 2013

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
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 21, 2013 appearing in the 2012 Annual Report to Shareholders of Xerox Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(1) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 21, 2013

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2012

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2012
Allowance for Losses on:
Accounts Receivable	$102	$45	$2	$(41)	$108
Finance Receivables	201	75	5	(111)	170
	$303	$120	$7	$(152)	$278

2011
Allowance for Losses on:
Accounts Receivable	$112	$57	$(1)	$(66)	$102
Finance Receivables	212	100	(2)	(109)	201
	$324	$157	$(3)	$(175)	$303

2010
Allowance for Losses on:
Accounts Receivable	$148	$60	$(14)	$(82)	$112
Finance Receivables	222	128	6	(144)	212
	$370	$188	$(8)	$(226)	$324

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

INDEX OF EXHIBITS
Document and Location

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on February 21, 2013.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

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

10
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2013 Proxy Statement are preceded by an asterisk (*).

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

*10(e)(8)	Performance Elements for 2010 Executive Long-Term Incentive Program (“2010 ELTIP”).

Incorporated by reference to Exhibit 10(e)(21) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.

*10(e)(9)	Form of Executive Long-Term Incentive Program Award Agreement under 2010 ELTIP.

Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.

*10(e)(10)	Form of Executive Long-Term Incentive Program Award Summary under 2010 ELTIP.

Incorporated by reference to Exhibit 10(e)(23) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.

*10(e)(11)	Registrant's 2004 Performance Incentive Plan, as amended and restated May 20, 2010.

Incorporated by reference to Exhibit 10(e)(24) to Registrant's Current Report on Form 8-K dated May 20, 2010. See SEC File Number 001-04471.

*10(e)(12)	Annual Performance Incentive Plan for 2011

Incorporated by reference to Exhibit 10(e)(16) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.

*10(e)(13)	Performance Elements for 2011 Executive Long-Term Incentive Program (“2011 ELTIP”)

Incorporated by reference to Exhibit 10(e)(20) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.

*10(e)(14)	Form of Executive Long-Term Incentive Award under 2011 ELTIP

Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.

*10(e)(15)	Form of Executive Long-Term Incentive Program Award Summary under 2011 ELTIP

Incorporated by reference to Exhibit 10(e)(21) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.

*10(e)(16)	Annual Performance Incentive Plan for 2012.

*10(e)(17)	Performance Elements for 2012 Executive Long-Term Incentive Program (“2012 ELTIP”).

Incorporated by reference to Exhibit 10(e)(21) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.

*10(e)(18)	Form of Executive Long-Term Incentive Award under 2012 ELTIP (Performance Shares).

Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.

*10(e)(19)	Form of Executive Long-Term Incentive Program Award Summary under 2012 ELTIP (Performance Shares).

Incorporated by reference to Exhibit 10(e)(23) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.

*10(e)(20)	Form of Executive Long-Term Incentive Program Restricted Stock Unit Retention Award Summary under 2012 ELTIP.

Incorporated by reference to Exhibit 10(e)(24) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.

*10(e)(21)	Form of Restricted Stock Unit Retention Award under 2012 ELTIP.

Incorporated by reference to Exhibit 10(e)(25) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.

*10(e)(22)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of May 24, 2012.

Incorporated by reference to Exhibit 10(e)(26) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. See SEC File Number 001-04471.

*10(e)(23)	Annual Performance Incentive Plan for 2013.

*10(e)(24)	Performance Elements for 2013 Executive Long-Term Incentive Program ("2013 ELTIP").

*10(e)(25)	Form of Executive Long-Term Incentive Award under 2013 ELTIP (Performance Shares).

*10(e)(26)	Form of Executive Long-Term Incentive Program Award Summary under 2013 ELTIP (Performance Shares).

*10(e)(27)	Form of Executive Long-Term Incentive Program Restricted Stock Unit Retention Award Summary under 2013 ELTIP.

Incorporated by reference to Exhibit 10(e)(24) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.

*10(e)(28)	Form of Restricted Stock Unit Retention Award under 2013 ELTIP.

Incorporated by reference to Exhibit 10(e)(25) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.

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

10(i)	[Reserved]

*10(j)(1)	Registrant's Universal Life Plan effective July 1, 2003.

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

10(m)	Separation Agreement dated May 11, 2000 between Registrant and G. Richard Thoman, former President and Chief Executive Officer of Registrant.

Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See SEC File Number 001-04471.

*10(n)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Registrant.

Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.

10(o)	2006 Technology Agreement, effective as of April 1, 2006, by and between Registrant and Fuji Xerox Co., Ltd.

Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated March 9, 2006. See SEC File Number 001-04471.**

*10(p)	Form of Severance Agreement entered into with various executive officers, effective October 2010.

Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.

*10(q)	Senior Executive Agreement dated September 27, 2009 among ACS, Registrant and Lynn Blodgett.

Incorporated by reference to Exhibit 10.2 to ACS's Current Report on Form 8-K dated September 27, 2009. See SEC File Number 001-12665.

*10(r)(1)	Affiliated Compter Services, Inc. (“ACS”) 1997 Stock Incentive Plan (“ACS 1997 SIP”)

Incorporated by reference to Appendix D to ACS's Joint Proxy Statement on Schedule 14A, filed November 14, 1997. See SEC File Number 001-12665.

*10(r)(2)	Amendment No. 1 dated October 28, 2004 to ACS 1997 SIP.

Incorporated by reference to Exhibit 4.6 to ACS's Registration Statement on Form S-8, filed December 6, 2005. See SEC File Number 001-12665.

*10(s)	ACS Amended and Restated 2007 Equity Incentive Plan.

Incorporated by reference to Exhibit 10.1 to ACS's Current Report on Form 8-K filed August 21, 2009. See SEC File Number 001-12665.

*10(t)	ACS Senior Executive Annual Incentive Plan.

Incorporated by reference to Exhibit A to ACS's Proxy Statement on Schedule 14A, filed April 14, 2009. See SEC File Number 001-12665.

*10(u)	ACS 401(k) Supplemental Plan, effective as of July 1, 2000, as amended.

Incorporated by reference to Exhibit 10.15 to ACS's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. See SEC File Number 001-12665.

*10(v)	ACS Executive Benefit Plan, effective as of January 1, 2002, as amended.

Incorporated by reference to Exhibit 10.15 to ACS's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. See SEC File Number 001-12665.

*10(w)	Letter Agreement dated December 20, 2010 between Registrant and Luca Maestri, Executive Vice President and Chief Financial Officer of Registrant.

Incorporated by reference to Exhibit 10(cc) to Registrant's Current Report on Form 8-K dated January 25, 2011. See SEC File Number 001-04471.

*10(x)	Master Plan Amendment dated May 2, 2011 to Registrant-Sponsored Benefit Plans.

Incorporated by reference to Exhibit 10(bb) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. See SEC File Number 001-04471.

12	Computation of Ratio of Earnings to Fixed charges and the Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

13	Registrant's 2012 Annual Report to Shareholders.

21	Subsidiaries of Registrant.

23	Consent of PricewaterhouseCoopers LLP.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

**Pursuant to the Freedom of Information Act and/or a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, the confidential portion of this material has been omitted and filed separately with the Securities and Exchange Commission.