Form 10-Q
period 2013-03-31
XEROX CORP
filed 2013-05-01
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at March 31, 2013
Common Stock, $1 par value	1,227,902,772 shares

Xerox 2013 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; our ability to recover capital investments; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that our Services business could be adversely affected if we are unsuccessful in managing the ramp-up of new contracts; development of new products and services; our ability to protect our intellectual property rights; our ability to expand equipment placements; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; interest rates, cost of borrowing and access to credit markets; reliance on third parties for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2013 Form 10-Q

XEROX CORPORATION
FORM 10-Q
March 31, 2013

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2013 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2013	2012
Revenues
Sales	$1,446	$1,588
Outsourcing, maintenance and rentals	3,793	3,767
Financing	117	148
Total Revenues	5,356	5,503
Costs and Expenses
Cost of sales	948	1,052
Cost of outsourcing, maintenance and rentals	2,758	2,690
Cost of financing	43	53
Research, development and engineering expenses	154	173
Selling, administrative and general expenses	1,057	1,068
Restructuring and asset impairment charges	(7)	17
Amortization of intangible assets	83	82
Other expenses, net	15	55
Total Costs and Expenses	5,051	5,190
Income before Income Taxes and Equity Income	305	313
Income tax expense	52	77
Equity in net income of unconsolidated affiliates	47	40
Net Income	300	276
Less: Net income attributable to noncontrolling interests	4	7
Net Income Attributable to Xerox	$296	$269
Basic Earnings per Share	$0.24	$0.20
Diluted Earnings per Share	$0.23	$0.19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2013 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2013	2012
Net income	$300	$276
Less: Net income attributable to noncontrolling interest	4	7
Net Income Attributable to Xerox	296	269

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	(363)	160
Unrealized losses, net	(8)	(43)
Changes in defined benefit plans, net	103	(54)
Other Comprehensive (Loss) Income, Net	(268)	63
Less: Other comprehensive income, net attributable to noncontrolling interests	—	1
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(268)	62

Comprehensive Income, Net	32	339
Less: Comprehensive income, net attributable to noncontrolling interests	4	8
Comprehensive Income, Net Attributable to Xerox	$28	$331

(1) Refer to Note 15 - Other Comprehensive Income for gross components of other comprehensive income, reclassification adjustments out of accumulated other comprehensive income and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2013 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$993	$1,246
Accounts receivable, net	3,065	2,866
Billed portion of finance receivables, net	150	152
Finance receivables, net	1,741	1,836
Inventories	1,096	1,011
Other current assets	1,215	1,162
Total current assets	8,260	8,273
Finance receivables due after one year, net	3,213	3,325
Equipment on operating leases, net	520	535
Land, buildings and equipment, net	1,523	1,556
Investments in affiliates, at equity	1,332	1,381
Intangible assets, net	2,724	2,783
Goodwill	8,993	9,062
Deferred tax assets, long-term	697	763
Other long-term assets	2,303	2,337
Total Assets	$29,565	$30,015
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,107	$1,042
Accounts payable	1,656	1,913
Accrued compensation and benefits costs	786	741
Unearned income	448	438
Other current liabilities	1,630	1,776
Total current liabilities	5,627	5,910
Long-term debt	7,432	7,447
Pension and other benefit liabilities	2,876	2,958
Post-retirement medical benefits	894	909
Other long-term liabilities	741	778
Total Liabilities	17,570	18,002
Series A Convertible Preferred Stock	349	349
Common stock	1,228	1,239
Additional paid-in capital	5,560	5,622
Treasury stock, at cost	—	(104)
Retained earnings	8,208	7,991
Accumulated other comprehensive loss	(3,495)	(3,227)
Xerox shareholders’ equity	11,501	11,521
Noncontrolling interests	145	143
Total Equity	11,646	11,664
Total Liabilities and Equity	$29,565	$30,015
Shares of common stock issued	1,227,903	1,238,696
Treasury stock	—	(14,924)
Shares of common stock outstanding	1,227,903	1,223,772

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2013 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2013	2012
Cash Flows from Operating Activities:
Net income	$300	$276
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	329	313
Provision for receivables	26	27
Provision for inventory	9	10
Undistributed equity in net income of unconsolidated affiliates	(47)	(31)
Stock-based compensation	31	31
Restructuring and asset impairment charges	(7)	17
Payments for restructurings	(38)	(39)
Contributions to defined benefit pension plans	(45)	(79)
Increase in accounts receivable and billed portion of finance receivables	(363)	(452)
Collections of deferred proceeds from sales of receivables	115	96
Increase in inventories	(107)	(34)
Increase in equipment on operating leases	(59)	(67)
Decrease in finance receivables	96	164
Increase in other current and long-term assets	(99)	(101)
Decrease in accounts payable and accrued compensation	(94)	(144)
Decrease in other current and long-term liabilities	(66)	(35)
Net change in income tax assets and liabilities	17	43
Net change in derivative assets and liabilities	(47)	21
Other operating, net	(38)	(31)
Net cash used in operating activities	(87)	(15)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(85)	(91)
Proceeds from sales of land, buildings and equipment	3	4
Cost of additions to internal use software	(22)	(37)
Acquisitions, net of cash acquired	(53)	(87)
Other investing, net	4	(3)
Net cash used in investing activities	(153)	(214)
Cash Flows from Financing Activities:
Net proceeds on debt	57	998
Common stock dividends	(52)	(57)
Preferred stock dividends	(6)	(6)
Proceeds from issuances of common stock	22	7
Excess tax benefits from stock-based compensation	1	—
Payments to acquire treasury stock, including fees	(10)	(50)
Repurchases related to stock-based compensation	(10)	—
Distributions to noncontrolling interests	(3)	(57)
Net cash (used in) provided by financing activities	(1)	835
Effect of exchange rate changes on cash and cash equivalents	(12)	6
(Decrease) increase in cash and cash equivalents	(253)	612
Cash and cash equivalents at beginning of period	1,246	902
Cash and Cash Equivalents at End of Period	$993	$1,514

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2013 Form 10-Q

XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context specifically requires otherwise.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2012 Annual Report to Shareholders, which is incorporated by reference in our 2012 Annual Report on Form 10-K (2012 Annual Report), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2012 Annual Report.
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

Note 2 – Recent Accounting Pronouncements
Presentation of Comprehensive Income: In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide additional information about the amounts reclassified out of Accumulated Other Comprehensive Income by component. This update was effective for us beginning January 1, 2013 and the additional information required by this ASU is included in Note 15 - Other Comprehensive Income.
Balance Sheet Offsetting: In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the Balance Sheet and instruments and transactions subject to an agreement similar to a master netting arrangement to enable users of their financial statements to understand the effects of offsetting and related arrangements on their financial position. In January 2013, the FASB issued ASU 2013-01 which limited the scope of this guidance to derivatives, repurchase type agreements and securities borrowing and lending transactions. The guidance from these updates was effective for our fiscal year beginning January 1, 2013. We currently report our derivative assets and liabilities on a gross basis in the Balance Sheet and none of our derivative instruments are subject to a master netting agreement. Accordingly, no additional disclosures were required upon adoption of these ASU's.
Cumulative Translation Adjustments: In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. We do not anticipate that the adoption of this standard will have a material impact on our financial condition or results of operations.

Xerox 2013 Form 10-Q

Note 3 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. We report our financial performance based on the following two primary reportable segments – Services and Document Technology. Our Services segment operations involve delivery of a broad range of services including business process, document and IT outsourcing. Our Document Technology segment includes the sale and support of a broad range of document systems from entry level to high-end.
The Services segment is comprised of three outsourcing service offerings:

•	Business Process Outsourcing (BPO)

•	Document Outsourcing (which includes Managed Print Services) (DO)

•	Information Technology Outsourcing (ITO)
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
Our Document Technology segment includes the sale of products that share common technology, manufacturing and product platforms. Our products groupings range from:

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
Customers range from small and mid-sized businesses to large enterprises. Customers also include graphic communication enterprises as well as channel partners including distributors and resellers. Segment revenues reflect the sale of document systems and supplies, technical services and product financing.
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

Xerox 2013 Form 10-Q

Operating segment revenues and profitability were as follows:

	Three Months Ended March 31,
	Segment Revenue	Segment Profit (Loss)
2013
Services	$2,920	$273
Document Technology	2,135	187
Other	301	(65)
Total	$5,356	$395
2012
Services	$2,821	$263
Document Technology	2,338	245
Other	344	(52)
Total	$5,503	$456

	Three Months Ended March 31,
Reconciliation to Pre-tax Income	2013	2012
Segment Profit	$395	$456
Reconciling items:
Restructuring and asset impairment charges	7	(17)
Restructuring charges of Fuji Xerox	(4)	(4)
Amortization of intangible assets	(83)	(82)
Litigation matters (Q1 2013 only)	37	—
Equity in net income of unconsolidated affiliates	(47)	(40)
Pre-tax Income	$305	$313

Note 4 – Acquisitions

In February 2013, we acquired Impika, a leader in the design, manufacture and sale of production inkjet printing solutions used for industrial, commercial, security, label and package printing for approximately $53 in cash. Impika, which is based in Aubagne, France, offers a portfolio of aqueous (water-based) inkjet presses based on proprietary technology. Through the addition of Impika's aqueous technology to our offerings, we expect to go to market with the industry's broadest range of digital presses, strengthening our leadership in digital color production printing. Impika is included in our Document Technology segment.

The operating results of this acquisition are not material to our financial statements and are included within our results from the respective acquisition date. The purchase price was allocated primarily to intangible assets and goodwill based on third-party valuations and management’s estimates.

Xerox 2013 Form 10-Q

Note 5 – Accounts Receivable, Net

Accounts receivable, net were as follows:

	March 31, 2013	December 31, 2012
Amounts billed or billable	$2,825	$2,639
Unbilled amounts	349	335
Allowance for doubtful accounts	(109)	(108)
Accounts Receivable, Net	$3,065	$2,866

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at March 31, 2013 and December 31, 2012 were approximately $1,027 and $1,049, respectively.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivables is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. We have facilities in the U.S., Canada and several countries in Europe that enable us to sell certain accounts receivable without recourse to third-parties. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days.
All of our arrangements involve the sale of our entire interest in groups of accounts receivables for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $115 and $116 at March 31, 2013 and December 31, 2012, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.

Xerox 2013 Form 10-Q

Of the accounts receivable sold and derecognized from our balance sheet, $768 and $766 remained uncollected as of March 31, 2013 and December 31, 2012, respectively. Accounts receivables sales were as follows:

	Three Months Ended March 31,
	2013	2012
Accounts receivable sales	$854	$875
Deferred proceeds	115	147
Loss on sales of accounts receivable	4	6
Estimated increase (decrease) to operating cash flows(1)	16	(68)
__________________________

(1)
Represents the difference between current and prior year fourth quarter receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.

Note 6 - Finance Receivables, Net
Sale of Finance Receivables
In 2012, we sold our entire interest in a group of U.S. lease finance receivables from our Document Technology segment with a net carrying value of $682 to a third-party financial institution for cash proceeds of $630 and a beneficial interest from the purchaser of $101. As of March 31, 2013, the principal value of the receivables sold and derecognized from our balance sheet was $575 (sales value of approximately $633).
The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interest of which $42 and $61 is included in “Other current assets” and “Other long-term assets”, respectively, in the accompanying Condensed Consolidated Balance Sheets at March 31, 2013. The beneficial interest is held by a bankruptcy-remote subsidiary and therefore is not available to satisfy any of our creditor obligations. We report collections on the beneficial interest as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity and the associated interest rate risk is de minimis considering it has a weighted average life of less than 2 years. Collections on the beneficial interest were approximately $2 for the three months ended March 31, 2013.
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

Xerox 2013 Form 10-Q

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2012	$50	$31	$85	$4	$170
Provision	2	2	9	—	13
Charge-offs	(2)	(4)	(15)	—	(21)
Recoveries and other(1)	1	—	(3)	—	(2)
Balance at March 31, 2013	51	29	76	4	160
Finance receivables as of March 31, 2013 collectively evaluated for impairment(2)	$1,991	$756	$2,304	$211	$5,262

Balance at December 31, 2011	$75	$33	$91	$2	$201
Provision	2	1	12	—	15
Charge-offs	(4)	(3)	(12)	—	(19)
Recoveries and other(1)	1	2	2	1	6
Balance at March 31, 2012	74	33	93	3	203
Finance receivables as of March 31, 2012 collectively evaluated for impairment(2)	$2,889	$829	$2,614	$136	$6,468
 _____________________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $2 and $5, and the allowance for credit losses of $160 and $203 at March 31, 2013 and 2012, respectively.

(3)	Includes developing market countries and smaller units.
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

Xerox 2013 Form 10-Q

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	March 31, 2013				December 31, 2012
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$259	$150	$65	$474	$252	$147	$59	$458
Government and education	722	15	5	742	750	15	4	769
Graphic arts	103	80	123	306	92	90	137	319
Industrial	113	40	16	169	115	31	17	163
Healthcare	105	26	21	152	109	37	14	160
Other	72	33	43	148	70	39	34	143
Total United States	1,374	344	273	1,991	1,388	359	265	2,012
Finance and other services	140	111	35	286	151	116	40	307
Government and education	109	11	2	122	117	10	2	129
Graphic arts	38	33	27	98	37	34	30	101
Industrial	65	40	24	129	66	40	29	135
Other	71	39	11	121	75	43	11	129
Total Canada	423	234	99	756	446	243	112	801
France	266	286	121	673	274	294	134	702
U.K./Ireland	194	142	46	382	215	155	50	420
Central(1)	283	426	48	757	315	445	56	816
Southern(2)	127	209	68	404	139	230	73	442
Nordics(3)	45	40	3	88	49	36	9	94
Total Europe	915	1,103	286	2,304	992	1,160	322	2,474
Other	160	45	6	211	148	39	7	194
Total	$2,872	$1,726	$664	$5,262	$2,974	$1,801	$706	$5,481
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2013 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	March 31, 2013
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and other services	$12	$2	$1	$15	$459	$474	$12
Government and education	20	5	3	28	714	742	31
Graphic arts	15	1	—	16	290	306	6
Industrial	5	1	1	7	162	169	6
Healthcare	4	1	1	6	146	152	6
Other	5	1	—	6	142	148	4
Total United States	61	11	6	78	1,913	1,991	65
Canada	4	3	1	8	748	756	30
France	8	1	3	12	661	673	50
U.K./Ireland	(1)	1	2	2	380	382	6
Central(1)	3	3	4	10	747	757	28
Southern(2)	24	5	13	42	362	404	65
Nordics(3)	1	—	—	1	87	88	—
Total Europe	35	10	22	67	2,237	2,304	149
Other	5	1	1	7	204	211	—
Total	$105	$25	$30	$160	$5,102	$5,262	$244

	December 31, 2012
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and other services	$12	$3	$2	$17	$441	$458	$18
Government and education	21	5	3	29	740	769	42
Graphic arts	16	1	1	18	301	319	12
Industrial	5	2	1	8	155	163	6
Healthcare	6	2	1	9	151	160	9
Other	5	1	1	7	136	143	6
Total United States	65	14	9	88	1,924	2,012	93
Canada	2	3	2	7	794	801	30
France	—	5	1	6	696	702	22
U.K./Ireland	2	—	2	4	416	420	2
Central(1)	3	2	4	9	807	816	30
Southern(2)	20	8	14	42	400	442	72
Nordics(3)	1	—	—	1	93	94	—
Total Europe	26	15	21	62	2,412	2,474	126
Other	2	1	—	3	191	194	—
Total	$95	$33	$32	$160	$5,321	$5,481	$249
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2013 Form 10-Q

Note 7 – Inventories
The following is a summary of Inventories by major category:

	March 31, 2013	December 31, 2012
Finished goods	$904	$844
Work-in-process	69	61
Raw materials	123	106
Total Inventories	$1,096	$1,011

Note 8 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2013	2012
Fuji Xerox	$44	$37
Other investments	3	3
Total Equity in Net Income of Unconsolidated Affiliates	$47	$40
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended March 31,
	2013	2012
Summary of Operations:
Revenues	$3,028	$3,330
Costs and expenses	2,784	3,084
Income before income taxes	244	246
Income tax expense	61	97
Net Income	183	149
Less: Net income – noncontrolling interests	1	1
Net Income – Fuji Xerox	$182	$148
Weighted Average Exchange Rate(1)	92.64	79.72
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2013 Form 10-Q

Note 9 – Restructuring Programs
During the three months ended March 31, 2013, we recorded net restructuring credits of $7, primarily resulting from reversals for changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the three months ended March 31, 2013 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance December 31, 2012	$123	$7	$—	$130
Restructuring provision	1	—	—	1
Reversals of prior accruals	(8)	—	—	(8)
Net current period credits(1)	(7)	—	—	(7)
Charges against reserve and currency	(36)	(1)	—	(37)
Balance at March 31, 2013	$80	$6	$—	$86
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2013	2012
Charges against reserve	$(37)	$(39)
Asset impairment	—	2
Effects of foreign currency and other non-cash items	(1)	(2)
Restructuring Cash Payments	$(38)	$(39)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
	2013	2012
Services	$(2)	$3
Document Technology	(5)	17
Other	—	(3)
Total Net Restructuring Charges	$(7)	$17

We expect to incur additional restructuring charges of approximately $35 in the second quarter of 2013 for actions and initiatives which have not yet been finalized.

Xerox 2013 Form 10-Q

Note 10 – Debt

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended March 31,
	2013	2012
Interest expense(1)	$104	$109
Interest income(2)	120	151
____________________________

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Net Proceeds (Payments) on Debt
Net proceeds on debt as shown on the Condensed Consolidated Statements of Cash Flows was as follows:

	Three Months Ended March 31,
	2013	2012
Net proceeds (payments) on short-term debt	$36	$(97)
Proceeds from issuance of long-term debt	25	1,404
Payments on long-term debt	(4)	(309)
Net Proceeds on Debt	$57	$998

Note 11 – Financial Instruments
Interest Rate Risk Management
We may use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

At March 31, 2013 and December 31, 2012, we did not have any interest rate swaps outstanding.
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

Xerox 2013 Form 10-Q

Summary of Foreign Exchange Hedging Positions
At March 31, 2013, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,238, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 72% of these contracts mature within three months, 16% in three to six months and 12% in six to twelve months.

The following is a summary of the primary hedging positions and corresponding fair values as of March 31, 2013:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
U.S. Dollar/Euro	$493	$11
Japanese Yen/U.S. Dollar	486	(37)
Japanese Yen/Euro	359	(17)
Euro/U.K. Pound Sterling	183	(3)
U.K. Pound Sterling/Euro	149	3
Canadian Dollar/Euro	98	—
Mexican Peso/U.S. Dollar	72	3
Euro/U.S. Dollar	51	(1)
Indian Rupee/U.S. Dollar	51	2
Philippine Peso/U.S. Dollar	39	—
Euro/Peruvian Nuevo Sol	23	(1)
U.S. Dollar/Canadian Dollar	22	—
Euro/Swiss Franc	22	—
Swedish Krona/Euro	22	—
All Other	168	—
Total Foreign Exchange Hedging	$2,238	$(40)
_____________________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at March 31, 2013.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net liability fair value of these contracts was $48 as of both March 31, 2013 and December 31, 2012.

Xerox 2013 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$11	$3
	Other current liabilities	(59)	(51)
	Net Designated Derivative Liability	$(48)	$(48)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$14	$8
	Other current liabilities	(6)	(31)
	Net Undesignated Derivative Asset (Liability)	$8	$(23)

Summary of Derivatives	Total Derivative Assets	$25	$11
	Total Derivative Liabilities	(65)	(82)
	Net Derivative Liability	$(40)	$(71)
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended March 31,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended March 31,
	2013	2012		2013	2012
Foreign exchange contracts – forwards	$(34)	$(44)	Cost of sales	$(17)	$16
No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At March 31, 2013, net after-tax losses of $45 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Xerox 2013 Form 10-Q

Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended March 31,
	Location of Derivative Gain (Loss)	2013	2012
Foreign exchange contracts – forwards	Other expense – Currency losses, net	$(15)	$(18)
During the three months ended March 31, 2013 and 2012, we recorded Total currency gains, net of $4 and $0, respectively. Currency gains, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Note 12 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2013	December 31, 2012
Assets:
Foreign exchange contracts-forwards	$25	$11
Deferred compensation investments in cash surrender life insurance	80	77
Deferred compensation investments in mutual funds	25	23
Total	$130	$111
Liabilities:
Foreign exchange contracts-forwards	$65	$82
Deferred compensation plan liabilities	113	110
Total	$178	$192
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

Xerox 2013 Form 10-Q

Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$993	$993	$1,246	$1,246
Accounts receivable, net	3,065	3,065	2,866	2,866
Short-term debt	1,107	1,104	1,042	1,051
Long-term debt	7,432	8,013	7,447	8,040
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

Note 13 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Pension Benefits				Retiree Health
	U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,				Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Costs:
Service cost	$2	$30	$22	$21	$2	$2
Interest cost	37	47	64	68	9	11
Expected return on plan assets	(44)	(53)	(77)	(76)	—	—
Recognized net actuarial loss	7	14	19	13	1	—
Amortization of prior service credit	—	(6)	—	—	(11)	(10)
Recognized settlement loss	48	16	—	—	—	—
Defined Benefit Plans	50	48	28	26	1	3
Defined contribution plans	19	8	7	8	—	—
Net Periodic Benefit Cost	69	56	35	34	1	3

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial gain	—	—	—	(1)	—	—
Amortization of prior service credit	—	6	—	—	11	10
Amortization of net actuarial loss	(55)	(30)	(19)	(13)	(1)	—
Total Recognized in Other Comprehensive Income(1)	(55)	(24)	(19)	(14)	10	10
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$14	$32	$16	$20	$11	$13
_____________________________

(1)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 15 - Other Comprehensive Income for related tax effects and the after-tax amounts.

Xerox 2013 Form 10-Q

Contributions: During the three months ended March 31, 2013, we made cash contributions of $45 ($7 U.S. and $38 Non-U.S.) and $22 to our defined benefit pension plans and retiree health benefit plans, respectively. We presently anticipate additional cash contributions of $150 ($19 U.S. and $131 Non-U.S.) to our defined benefit pension plans and $58 to our retiree health benefit plans in 2013 for total full-year cash contributions of approximately $195 ($26 U.S. and $169 Non-U.S.) and $80, respectively.

Note 14 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$1,239	$5,622	$(104)	$7,991	$(3,227)	$11,521	$143	$11,664
Comprehensive income (loss), net	—	—	—	296	(268)	28	4	32
Cash dividends declared- common stock(2)	—	—	—	(73)	—	(73)	—	(73)
Cash dividends declared - preferred stock(3)	—	—	—	(6)	—	(6)	—	(6)
Stock option and incentive plans, net	5	36	—	—	—	41	—	41
Payments to acquire treasury stock, including fees	—	—	(10)	—	—	(10)	—	(10)
Cancellation of treasury stock	(16)	(98)	114	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2013	$1,228	$5,560	$—	$8,208	$(3,495)	$11,501	$145	$11,646

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$1,353	$6,317	$(124)	$7,046	$(2,716)	$11,876	$149	$12,025
Comprehensive income, net	—	—	—	269	62	331	8	339
Cash dividends declared-common stock(2)	—	—	—	(59)	—	(59)	—	(59)
Cash dividends declared-preferred stock(3)	—	—	—	(6)	—	(6)	—	(6)
Contribution of common stock to U.S. pension plan(4)	15	115	—	—	—	130	—	130
Stock option and incentive plans, net	1	36	—	—	—	37	—	37
Payments to acquire treasury stock, including fees	—	—	(50)	—	—	(50)	—	(50)
Cancellation of treasury stock	(21)	(150)	171	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2012	$1,348	$6,318	$(3)	$7,250	$(2,654)	$12,259	$132	$12,391
_____________________________

(1)	Refer to Note 15 - Other Comprehensive Income for components of AOCL.

(2)	Cash dividends declared on common stock of $0.0575 per share in the first quarter of 2013 and $0.0425 per share in first quarter of 2012.

(3)	Cash dividends declared on preferred stock of $20.00 per share in the first quarter of 2013 and 2012.

(4)	Refer to Note 13 - Employee Benefit Plans for additional information.

Xerox 2013 Form 10-Q

Treasury Stock
The following is a summary of the purchases of common stock made during the three months ended March 31, 2013 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2012	14,924	$104
Purchases (1)	1,360	10
Cancellations	(16,284)	(114)
March 31, 2013	—	$—
____________________________

(1)	Includes associated fees.

Note 15 - Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(363)	$(363)	$153	$160
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges - losses	(34)	(22)	(44)	(31)
Changes in cash flow hedges reclassed to earnings(1)	17	12	(16)	(12)
Other	2	2	—	—
Net Unrealized Losses	(15)	(8)	(60)	(43)

Defined Benefit Plans Gains (Losses):
Net actuarial gain	—	—	1	1
Prior service amortization(2)	(11)	(7)	(16)	(10)
Actuarial loss amortization(2)	75	49	43	29
Fuji Xerox changes in defined benefit plans, net(3)	(16)	(16)	(30)	(30)
Other(4)	77	77	(43)	(44)
Change in Defined Benefit Plans Gains (Losses)	125	103	(45)	(54)

Other Comprehensive (Loss) Income	(253)	(268)	48	63
Less: Other comprehensive income attributable to noncontrolling interests	—	—	1	1
Other Comprehensive (Loss) Income Attributable to Xerox	$(253)	$(268)	$47	$62
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 11 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 13 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2013	December 31, 2012
Cumulative translation adjustments	$(1,189)	$(826)
Benefit plans net actuarial losses and prior service credits(1)	(2,261)	(2,364)
Other unrealized losses, net	(45)	(37)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(3,495)	$(3,227)
_____________________________

(1)	Includes our share of Fuji Xerox.
Note 16 – Earnings per Share

Xerox 2013 Form 10-Q

The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2013	2012
Basic Earnings per Share:
Net income attributable to Xerox	$296	$269
Accrued dividends on preferred stock	(6)	(6)
Adjusted Net Income Available to Common Shareholders	$290	$263
Weighted-average common shares outstanding	1,225,271	1,337,397
Basic Earnings per Share	$0.24	$0.20

Diluted Earnings per Share:
Net income attributable to Xerox	$296	$269
Accrued dividends on preferred stock	—	(6)
Adjusted Net Income Available to Common Shareholders	$296	$263
Weighted-average common shares outstanding	1,225,271	1,337,397
Common shares issuable with respect to:
Stock options	4,854	7,143
Restricted stock and performance shares	21,372	22,349
Convertible preferred stock	26,966	—
Convertible securities	1,992	1,992
Adjusted Weighted Average Common Shares Outstanding	1,280,455	1,368,881
Diluted Earnings per Share	$0.23	$0.19

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (shares in thousands):
Stock options	25,230	41,543
Restricted stock and performance shares	18,412	20,466
Convertible preferred stock	—	26,966
Total Anti-dilutive Securities	43,642	88,975
Dividends per Common Share	$0.0575	$0.0425

Xerox 2013 Form 10-Q

Note 17 – Contingencies and Litigation
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of March 31, 2013, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1,063 with the increase from December 31, 2012 balance of approximately $1,010, primarily related to interest and currency. With respect to the unreserved balance of $1,063, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2013 we had $209 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $13 and additional letters of credit of approximately $242, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Xerox 2013 Form 10-Q

Litigation Against the Company
In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action is a class action on behalf of all persons and entities who purchased Xerox Corporation common stock during the period October 22, 1998 through October 7, 1999 inclusive (Class Period) and who suffered a loss as a result of misrepresentations or omissions by Defendants as alleged by Plaintiffs (the “Class”). The Class alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (1934 Act), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refiling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius (Agius) and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. After that conference and Agius’s withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification. In April 2008, defendants filed their response and motion to disqualify Milberg LLP as a lead counsel. On September 30, 2008, the Court entered an order certifying the class and denying the appointment of Milberg LLP as class counsel. Subsequently, on April 9, 2009, the Court denied defendants’ motion to disqualify Milberg LLP. On November 6, 2008, the defendants filed a motion for summary judgment. On March 29, 2013, the Court granted defendants' motion for summary judgment in its entirety. The plaintiffs filed a notice of appeal on April 26, 2013. The individual defendants and we deny any wrongdoing and are vigorously defending the action. At this time, we do not believe it is reasonably possible that we will incur additional material losses in excess of the amount we have already accrued for this matter. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.
Other Contingencies
We have issued or provided the following guarantees as of March 31, 2013:

•
$453 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$739 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

Xerox 2013 Form 10-Q

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2013, we serviced a FFEL portfolio of approximately 3.5 million loans with an outstanding principal balance of approximately $49.9 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2013, other current liabilities include reserves of approximately $4 for losses on defaulted loans purchased.

Note 18 – Subsequent Event

In April 2013, we acquired Florida based Zeno Office Solutions, Inc., one of the Southeast's largest and fastest growing providers of print and IT solutions to small and mid-sized businesses, for approximately $60 net of cash acquired. This acquisition furthers our coverage in Florida, building on our strategy of expanding our network of locally-based companies focused on customers' requirements to improve their performance through efficiencies. We are in the process of determining the purchase price allocation for this acquisition.

Xerox 2013 Form 10-Q

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes.
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

Overview
Total revenue of $5.4 billion for the three months ended March 31, 2013 decreased 3% from the prior year with no impact from currency.
Services segment revenues increased 4% primarily reflecting growth in our BPO/ITO outsourcing service offerings. Segment margin of 9.3% was flat as compared to the prior year as cost savings offset mix and pricing. Signings growth increased 64% as compared to the prior year and the renewal rate for our BPO/ITO contracts was 89%, within the expected range of 85% - 90%. Document Technology segment revenues declined by 9% reflecting the continued weak macro-economic environment and the transition to new products as well as an increasing migration of customers to Xerox managed print services. Segment margin of 8.8% decreased by 1.7 percentage points as compared to the prior year reflecting lower revenues and increased costs associated with the launch of new products.
Net income attributable to Xerox for the three months ended March 31, 2013 was $296 million and included $51 million of after-tax amortization of intangibles as well as a $23 million after-tax credit from litigation matters and a $19 million income tax benefit from the Taxpayer Relief Act. Net income attributable to Xerox for the three months ended March 31, 2012 was $269 million and included $50 million of after-tax amortization of intangibles.
We used $87 million in operating cash during the first quarter 2013 as compared to a use of $15 million in the first quarter 2012. Cash used in investing activities of $153 million reflects capital expenditures of $107 million and acquisitions of $53 million. Cash used in financing activities was $1 million, as $58 million for dividends were partially offset by a $40 million increase in Commercial Paper and other debt of $25 million.
In summary, our Services segment results were steady as compared to the prior year. Services signings were strong and the renewal rate for contracts was on target. In our Document Technology segment results were impacted by the transition to new products and continued market weakness. We remain focused on improving our cost infrastructure in both segments and plan on restructuring activities in the second quarter of $35 million.

Xerox 2013 Form 10-Q

Financial Review
Revenues

	Three Months Ended March 31,
(in millions)	2013	2012	% Change	% of Total Revenue 2013	% of Total Revenue 2012
Equipment sales	$724	$811	(11)%	14%	15%
Annuity revenue	4,632	4,692	(1)%	86%	85%
Total Revenue	$5,356	$5,503	(3)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,446	$1,588
Less: Supplies and other sales	(528)	(565)
Less: Paper sales	(194)	(212)
Equipment Sales	$724	$811
Outsourcing, maintenance and rentals	$3,793	$3,767
Add: Financing	117	148
Add: Supplies and other sales	528	565
Add: Paper sales	194	212
Annuity Revenue	$4,632	$4,692
First quarter 2013 Total revenues decreased by 3% compared to the first quarter 2012, with no impact from currency, and reflected the following:

•	Annuity revenue decreased by 1% compared to the first quarter 2012, with no impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue, which includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. An increase of 1% was driven by an increase in outsourcing revenue in our Services segment, partially offset by a decline in maintenance revenue, due to moderately lower page volumes and revenue per page.

◦
Supplies and other sales, which includes unbundled supplies and other sales, primarily within our Document Technology segment. A decrease of 7% was driven by moderately lower supplies demand, as well as a lowering of channel inventories in the U.S.

◦	Paper sales, primarily within our Other segment, decreased by 8% from the first quarter 2012, driven by market pricing and lower activity.

◦
Financing revenue declined by 21% from the first quarter 2012. The 2012 sales of finance receivables drove approximately half of the total decline in 2013, while the remainder was driven by a decline in the volume of new finance receivables as a result of lower financed equipment sales in prior periods.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue declined 11% as compared to the first quarter 2012, with no impact from currency. Declines were driven by the weak macro-environment as well as the timing of our mid-range product refresh. Entering the second quarter 2013, order backlog is up year over year, resulting from our first quarter 2013 product announcements in the mid-range and entry production color spaces. Consistent with prior quarters, price declines were in the range of 5% to 10%.

Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2013 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Three Months Ended March 31,
	2013	2012	Change
Total Gross Margin	30.0%	31.0%	(1.0)	pts
RD&E as a % of Revenue	2.9%	3.1%	(0.2)	pts
SAG as a % of Revenue	19.7%	19.4%	0.3	pts
Operating Margin(1)	7.4%	8.5%	(1.1)	pts
Pre-tax Income Margin	5.7%	5.7%	—	pts
Operating Margin
First quarter 2013 operating margin1 of 7.4% decreased 1.1-percentage points as compared to the first quarter 2012. This decrease was driven primarily by an increase of SAG expenses as a percent of revenue in our Document Technology segment as well as a decline in gross margin in our Services segment.

(1)	Refer to the Operating Margin reconciliation table in the Non-GAAP Financial Measures section.
Gross Margins
Total Gross Margin
Gross margin of 30% decreased 1.0-percentage point as compared to the first quarter 2012. This decrease was driven by revenue mix within the Services segment, contract ramp within document outsourcing, as well as the continued increase of Services revenue as a percent of total revenue.
Services Gross Margin
Services segment gross margin decreased by 0.7-percentage points as compared to the first quarter 2012. The decrease was driven by revenue mix within the segment and contract ramp within document outsourcing. Productivity improvement and restructuring savings more than offset the impact of price declines.
Document Technology Gross Margin
Document Technology segment gross margin was flat as compared to the first quarter 2012 as cost improvements offset the impact of price declines.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2013	2012	Change
R&D	$126	$145	$(19)
Sustaining engineering	28	28	—
Total RD&E Expenses	$154	$173	$(19)

Xerox 2013 Form 10-Q

First quarter 2013 RD&E as a percentage of revenue of 2.9% decreased 0.2-percentage points from the first quarter 2012. In addition to lower spending and improved productivity, this decrease was driven by the positive mix impact of the continued growth in Services revenue, which historically has a lower RD&E as a percentage of revenue.

RD&E of $154 million was $19 million lower than the first quarter 2012, reflecting the impact of restructuring and productivity improvements. Innovation continues to be a core strength and we continue to invest at levels that enhance our innovation, particularly in services, color and software. Xerox R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 19.7% increased 0.3-percentage points from the first quarter 2012. The increase was driven by lower than expected revenue in our Document Technology segment reflecting product launch timing and overall market conditions. This was partially offset by restructuring benefits, productivity improvements and the positive mix impact from the continued growth in Services revenue, which historically has a lower SAG as a percentage of revenue.

SAG of $1,057 million was $11 million lower than the first quarter 2012 and included a $1 million favorable impact from currency for the quarter. SAG expenses reflect the following:

•
$19 million decrease in selling expenses, driven primarily by benefits from restructuring and productivity improvements, partially offset by the impact of acquisitions and investments in our mid-range product launch.

•	$7 million increase in general and administrative expenses, as restructuring savings and productivity improvements were more than offset by the impact of acquisitions.

•
$1 million increase in bad debt expenses to $25 million. Small increases in the U.S. and developing markets were partially offset by a decrease in Europe. First quarter 2013 bad debt expense remained at less than one percent of receivables.

Restructuring and Asset Impairment Charges
During the first quarter 2013, we recorded net restructuring and asset impairment credits of $7 million, primarily resulting from net reversals and adjustments in estimated reserves from prior period initiatives.
The restructuring reserve balance as of March 31, 2013, for all programs was $86 million, of which approximately $80 million is expected to be spent over the next twelve months.
We expect to incur additional restructuring charges of approximately $35 million in the second quarter of 2013 for actions and initiatives which have not yet been finalized.

During the first quarter 2012, we recorded net restructuring and asset impairment charges of $17 million, which included approximately $22 million of severance costs related to headcount reductions of approximately 500 employees primarily in North America and $2 million of asset impairment charges. These costs were partially offset by $7 million of net reversals for changes in estimated reserves from prior period initiatives.

Refer to Note 9 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
During the first quarter 2013 we recorded $83 million of expense related to the amortization of intangible assets.

Xerox 2013 Form 10-Q

Worldwide Employment
Worldwide employment of 143,200 at March 31, 2013 decreased by approximately 4,400 from December 31, 2012, primarily due to restructuring-related actions and attrition outpacing hiring.
Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2013	2012
Non-financing interest expense	$61	$56
Interest income	(2)	(3)
Gains on sales of businesses and assets	—	(1)
Currency gains, net	(4)	—
Litigation matters	(37)	(1)
Loss on sales of accounts receivables	4	6
Deferred compensation investment gains	(6)	(7)
All other expenses, net	(1)	5
Total Other Expenses, Net	$15	$55
Note: Total Other Expenses, Net are included in the Other segment.
Non-Financing Interest Expense: First quarter 2013 non-financing interest expense of $61 million was $5 million higher than first quarter 2012, driven by an increase in the core debt balance. When combined with financing interest expense (cost of financing), total interest expense declined by $5 million from the first quarter 2012, driven by a lower total debt balance.
Litigation Matters: Litigation matters of $(37) million reflects the benefit resulting from a reserve reduction related to recent litigation developments.
Income Taxes

First quarter 2013 effective tax rate was 17.0%. On an adjusted basis1, the first quarter 2013 tax rate was 21.6%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends and other foreign transactions and the retroactive tax benefits from the American Taxpayer Relief Act of 2012 tax law change of approximately $19 million.

First quarter 2012 effective tax rate was 24.6%. On an adjusted basis1, first quarter 2012 tax rate was 27.6%, which was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends and other foreign transactions as well as net tax benefits from the geographical mix of profits.

Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full-year effective tax rate includes a benefit of approximately 10 percentage points from these non-U.S. operations, which is comparable to 2012.

Xerox 2013 Form 10-Q

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income.  In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. We anticipate that our effective tax rate for the remaining quarters of 2013 will be approximately 28%, excluding the effects of intangibles amortization and discrete events.

(1)	Refer to the Effective Tax Rate reconciliation table in the Non-GAAP Financial Measures section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2013	2012
Total equity in net income of unconsolidated affiliates	$47	$40
Fuji Xerox after-tax restructuring costs	4	4
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The increase in equity income reflects higher Fuji Xerox net income.
Net Income
First quarter 2013 net income attributable to Xerox was $296 million, or $0.23 per diluted share. On an adjusted basis1, net income attributable to Xerox was $347 million, or $0.27 per diluted share, which includes a benefit of approximately $0.02 per share resulting from a reserve reduction related to recent litigation developments. First quarter 2013 adjustments to net income reflect the amortization of intangible assets.

First quarter 2012 net income attributable to Xerox was $269 million, or $0.19 per diluted share. On an adjusted basis1, net income attributable to Xerox was $319 million, or $0.23 per diluted share. First quarter 2012 adjustments to net income reflect the amortization of intangible assets.

(1)	Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section.
Other Comprehensive Income
Other comprehensive loss attributable to Xerox was $268 million in the first quarter 2013 as compared to income of 62 million in the first quarter 2012. The decrease of $330 million was primarily due to losses from the translation of our foreign currency denominated net assets in 2013 as compared to translation gains in 2012 which more than offset changes in the defined benefit plans. The translation losses are the result of a weakening of our major foreign currencies against the U.S. Dollar in the first quarter of 2013 as compared to a strengthening of those same currencies in the first quarter of 2012. See Note 13 - Employee Benefit Plans for additional information regarding the changes in our defined benefit plans.

Xerox 2013 Form 10-Q

Segment Review

	Three Months Ended March 31,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2013
Services	$2,920	55%	$273	9.3%
Document Technology	2,135	40%	187	8.8%
Other	301	5%	(65)	(21.6)%
Total	$5,356	100%	$395	7.4%

2012
Services	$2,821	51%	$263	9.3%
Document Technology	2,338	43%	245	10.5%
Other	344	6%	(52)	(15.1)%
Total	$5,503	100%	$456	8.3%

Services
Our Services segment comprises three service offerings: Business Process Outsourcing (BPO), Document Outsourcing (DO) and Information Technology Outsourcing (ITO).
Revenue

	Three Months Ended March 31,
(in millions)	2013	2012	Change
Business Processing Outsourcing	$1,805	$1,745	3%
Document Outsourcing	788	780	1%
Information Technology Outsourcing	376	332	13%
Less: Intra-segment Elimination	(49)	(36)	36%
Total Services Revenue	$2,920	$2,821	4%
_______________
Note:

•
First quarter 2012 Business Process Outsourcing (BPO) and Document Outsourcing (DO) revenues have been restated by $108 million to reflect the transfer of the Communication & Marketing Services (CMS) business from DO to BPO in 2013. The revenue transfer for the remaining periods of 2012 were $114 million for the second quarter, $109 million for the third quarter and $119 million for the fourth quarter.

•	ITO growth includes 1 point of growth from intercompany services which is eliminated in total services.

Xerox 2013 Form 10-Q

First quarter 2013 Services total revenue of $2,920 million increased 4% from the first quarter 2012, with no impact from currency.

•	BPO revenue increased 3% and represented 61% of total Services revenue. BPO growth was driven by our government healthcare, healthcare payer and customer care businesses.

•	DO revenue increased 1% and represented 27% of total Services revenue. DO growth was driven primarily by our new partner print services offerings.

•	ITO revenue increased 13% and represented 12% of total Services revenue. ITO growth was driven by the continued revenue ramp on recent signings.

Segment Margin
First quarter 2013 Services segment margin of 9.3% was flat as compared to the first quarter 2012, as the decline in gross margin was offset by SAG reductions which included benefits from restructuring.
Metrics
Pipeline
Our total Services sales pipeline grew 5% over the first quarter 2012. This sales pipeline includes the Total Contract Value (TCV) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.
Signings were as follows:

(in billions)	Three Months Ended March 31, 2013
BPO	$2.8
DO	0.8
ITO	0.1
Total Signings	$3.7

Signings increased 64% as compared to the first quarter 2012. Signings on a trailing twelve month basis declined 11% in relation to the comparable prior year period. The above DO signings figures represent Enterprise signings only and do not include signings from our partner print services offerings.
Note: TCV is the estimated total revenue for future contracts for the pipeline or signed contracts for signings, as applicable.
Renewal Rate (BPO and ITO)
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. The first quarter 2013 contract renewal rate for BPO and ITO contracts was 89%, at the high end or our target range of 85% - 90%.

Xerox 2013 Form 10-Q

Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products. Document Technology revenue excludes the impact of growth in the Xerox document outsourcing business.
Revenue

	Three Months Ended March 31,		Change
(in millions)	2013	2012
Equipment sales	$597	$679	(12)%
Annuity revenue	1,538	1,659	(7)%
Total Revenue	$2,135	$2,338	(9)%
First quarter 2013 Document Technology revenue of $2,135 million decreased 9% from the first quarter 2012, with no impact from currency. Document Technology revenue excludes the impact of growth in Document Outsourcing. Inclusive of Document Outsourcing, first quarter 2013 aggregate document-related revenue decreased 6% from the first quarter 2012. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 12%. This decline was driven by the weak macro-environment as well as the timing of our mid-range product refresh. Price declines were in the historical 5% to 10% range.

•
Annuity revenue decreased by 7%, driven by a modest decline in total pages and revenue per page, the continued migration of customers to our partner print services offering (included in our Services segment) and a decline in financing revenue.

•	Document Technology revenue mix was 22% entry, 58% mid-range and 20% high-end, consistent with recent quarters.
We expect equipment revenue to continue to be pressured in 2013 and therefore, total revenue declines are expected to be down mid-single digits for the Document Technology segment.
Segment Margin
First quarter 2013 Document Technology segment margin of 8.8% decreased by 1.7-percentage points from the first quarter 2012. Gross margin was flat as compared to first quarter 2012, as productivity and restructuring offset the impact of price declines. SAG as a percent of revenue was negatively impacted by lower than expected revenue driven by product launch timing and overall market conditions.

Total Installs (Technology and Document Outsourcing1)
Install activity includes installations for document outsourcing and Xerox-branded products shipped to Global Imaging Systems (GIS). Details by product groups is shown below:
Entry
Installs for the first quarter 2013:

•	16% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6015, WorkCentre® 6605 and ColorQube 8700/8900.

•	6% increase in color printers driven by demand for the recently launched Phaser 6600 family of products as well as an increase in sales to OEM partners..

•	22% decrease in black-and-white multifunction devices driven by declines in all geographies.

Xerox 2013 Form 10-Q

Mid-Range
Installs for the first quarter 2013 :

•	4% decrease in installs of mid-range color devices.

•	7% decrease in installs of mid-range black-and-white devices.

We expect to see the positive impact of our late first quarter 2013 product refresh beginning in the second quarter 2013.

High-End
Installs for the first quarter 2013:

•
44% increase in installs of high-end color systems driven by growth across several product areas, including Entry Production Color and iGen, as we continue as market leader in the Production Color segment.

•	20% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.
Note: Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________________

(1)	Equipment sales associated with Document Outsourcing are reported in our Services segment revenue.
Other
Revenue
First quarter 2013 Other revenue of $301 million decreased 13% from the first quarter 2012, with no impact from currency. The decline is due primarily to lower paper sales and lower sales of electronic presentation systems. Paper comprised approximately 64% of the first quarter 2013 Other segment revenue.

On March 22, 2013, Xerox announced that it would sell its North American paper and print media products business, which represents approximately 20% of total Other segment revenue, to Domtar Corporation. The transaction is expected to close in the second quarter 2013.

Segment Margin
First quarter 2013 Other segment loss of $65 million increased $13 million from the first quarter 2012, primarily driven by profit declines in our wide format business as well as an increase in non-financing interest expense. All non-financing interest expense is contained within the Other segment.

Capital Resources and Liquidity
Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access the financial capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

•
As of March 31, 2013 and December 31, 2012, total cash and cash equivalents were $993 million and $1,246 million, respectively. We had $40 million of borrowings under our Commercial Paper Program at March 31, 2013 as compared to none at December 31, 2012. There were no outstanding borrowings or letters of credit under our $2 billion Credit Facility for either period.

Xerox 2013 Form 10-Q

•
Although we used $87 million in operating cash during the first quarter 2013 we continue to expect full-year operating cash flow of $2.1 billion to $2.4 billion. Over the past three years we have consistently delivered strong cash flow from operations driven by the strength of our annuity based revenue model. Cash flows from operations were $2,580 million, $1,961 million and $2,726 million for 2012, 2011 and 2010, respectively.

Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Three Months Ended March 31,		Change
(in millions)	2013	2012
Net cash used in operating activities	$(87)	$(15)	$(72)
Net cash used in investing activities	(153)	(214)	61
Net cash (used in) provided by financing activities	(1)	835	(836)
Effect of exchange rate changes on cash and cash equivalents	(12)	6	(18)
(Decrease) increase in cash and cash equivalents	(253)	612	(865)
Cash and cash equivalents at beginning of period	1,246	902	344
Cash and Cash Equivalents at End of Period	$993	$1,514	$(521)
Cash Flows from Operating Activities
Net cash used in operating activities was $87 million in the first quarter 2013. The $72 million decline in operating cash from first quarter 2012 was primarily due to the following:

•	$72 million decrease in pre-tax income before depreciation and amortization, restructuring and litigation.

•
$98 million decrease due to losses on the settlements of foreign currency derivative contracts. The losses primarily relate to our hedges of Yen purchases and the related weakening of the Yen as compared to the U.S. Dollar and Euro. These losses are offset by favorable currency impacts on the cost of those purchases. In the aggregate, currency was favorable year-over-year.

•	$73 million decrease due to higher inventory levels reflecting the expected launch of new products as well as lower sales.

•	$60 million decrease due to lower net run-off of finance receivables primarily due to prior year finance receivables sales.

•	$108 million increase from accounts receivable primarily due to the benefits from the sales of accounts receivable and lower revenue.

•	$50 million increase primarily related to the timing of payments of accounts payable and accrued compensation.

•	$34 million increase due to lower contributions to our defined benefit pension plans.

•	$25 million increase associated with lower up-front costs and other customer-related spending for service contracts.
Cash Flows from Investing Activities
Net cash used in investing activities was $153 million in the first quarter 2013. The $61 million decrease in the use of cash from first quarter 2012 was primarily due to the following:

•	$34 million decrease due to the 2013 acquisition of Impika for $53 million as compared to the 2012 acquisitions of RK Dixon and two smaller acquisitions totaling $87 million.

•	$21 million decrease due to lower capital expenditures (including internal use software).

Xerox 2013 Form 10-Q

Cash Flows from Financing Activities
Net cash used in financing activities was $1 million in the first quarter 2013. The $836 million decrease in cash from the first quarter 2012 was primarily due to the following:

•
$941 million decrease from net debt activity. First quarter 2013 reflects an increase of $40 million in commercial paper. First quarter 2012 reflects net proceeds of $1.1 billion on Senior Notes offset by a decrease of $100 million in commercial paper.

•	$54 million increase due to lower distributions to noncontrolling interests.

•	$40 million increase as a result of lower share repurchases.
Customer Financing Activities and Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2013	December 31, 2012
Total Finance receivables, net(1)	$5,104	$5,313
Equipment on operating leases, net	520	535
Total Finance Assets, net(2)	$5,624	$5,848
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The decrease from December 31, 2012 includes $105 million due to currency.
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

(in millions)	March 31, 2013	December 31, 2012
Financing debt(1)	$4,921	$5,117
Core debt	3,618	3,372
Total Debt	$8,539	$8,489
____________________________

(1)
Financing debt includes $4,466 million and $4,649 million as of March 31, 2013 and December 31, 2012, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Xerox 2013 Form 10-Q

The following summarizes our debt:

(in millions)	March 31, 2013	December 31, 2012
Principal debt balance(1)	$8,470	$8,410
Net unamortized discount	(61)	(63)
Fair value adjustments(2)	130	142
Total Debt	$8,539	$8,489
____________________________

(1)	Includes Commercial Paper of $40 million and $0 million as of March 31, 2013 and December 31, 2012, respectively.

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

Accounts receivables sales were as follows:

	Three Months Ended March 31,
(in millions)	2013	2012
Accounts receivable sales	$854	$875
Deferred proceeds	115	147
Loss on sales of accounts receivable	4	6
Estimated increase (decrease) to operating cash flows(1)	16	(68)
____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency.

Refer to Note 5 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information.
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

Xerox 2013 Form 10-Q

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2013 Q2	$457
2013 Q3	611
2013 Q4	9
2014	1,100
2015	1,267
2016	958
2017	1,005
2018	1,001
2019	650
2020	—
2021	1,062
2022 and thereafter	350
Total	$8,470
Treasury Stock
During the first quarter 2013 we repurchased 1.4 million shares at an aggregate cost of $10.1 million, including fees. Of the cumulative $6.0 billion of share repurchase authority granted by our Board of Directors, approximately 429.7 million shares at a cost of $4.7 billion, including fees, has been used through March 31, 2013.

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

Xerox 2013 Form 10-Q

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

•	Net income and Earnings per share (EPS)

•	Effective tax rate

Our adjustments are limited to the amortization of intangible assets which is driven by our acquisition activity which can vary in size, nature and timing as compared to other companies within our industry and from period to period. Accordingly, due to the incomparability of acquisition activity among companies and from period to period, we believe exclusion of the amortization associated with intangible assets acquired through our acquisitions allows investors to better compare and understand our results. The use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.
We also calculate and utilize an operating income and margin earnings measure by adjusting our pre-tax income and margin amounts to exclude certain expenses. In addition to the above excluded item, operating income and margin also exclude Other expenses, net as well as Restructuring and asset impairment charges. Other expenses, net is primarily composed of non-financial interest expense and other non-operating costs and expenses. Restructuring and asset impairment charges consist of costs primarily related to severance and benefits for employees pursuant to formal restructuring and workforce reduction plans. Such charges are expected to yield future benefits and savings with respect to our operational performance. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Xerox 2013 Form 10-Q

Net Income and EPS reconciliation:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported	$296	$0.23	$269	$0.19
Adjustments:
Amortization of intangible assets	51	0.04	50	0.04
Adjusted	$347	$0.27	$319	$0.23
Weighted average shares for adjusted EPS(1)		1,280		1,396
Fully diluted shares at end of period(2)		1,283		1,406
 ____________________________

(1)	Average shares for the calculation of adjusted EPS include 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was excluded.

(2)
Represents common shares outstanding at March 31st as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share for the first quarter 2013 and 2012.

Effective Tax reconciliation:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported	$305	$52	17.0%	$313	$77	24.6%
Adjustments:
Amortization of intangible assets	83	32		82	32
Adjusted	$388	$84	21.6%	$395	$109	27.6%
Operating Income / Margin reconciliation:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income	$305	$5,356	5.7%	$313	$5,503	5.7%
Adjustments:
Amortization of intangible assets	83			82
Xerox restructuring (credit) charge	(7)			17
Other expenses, net	15			55
Adjusted Operating Income/Margin	$396	$5,356	7.4%	$467	$5,503	8.5%
Equity in net income of unconsolidated affiliates	47			40
Fuji Xerox restructuring charge	4			4
Litigation matters	(37)			—
Other expenses, net	(15)			(55)
Equity Income - Adjusted	$395	$5,356	7.4%	$456	$5,503	8.3%

Xerox 2013 Form 10-Q

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 17 – Contingencies and Litigation contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2012 Annual Report. The Risk Factors remain applicable from our 2012 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2013
During the quarter ended March 31, 2013, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on January 15, 2013: Registrant issued 79,704 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

Xerox 2013 Form 10-Q

c.
The DSUs were issued at a deemed purchase price of $7.34 per DSU (aggregate price $585,027), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:

a.	Securities issued on January 31, 2013: Registrant issued 4,523 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, N. J. Nicholas, Jr. (retired), Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $6.73 per DSU (aggregate price $30,440), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2013
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
Jan 1 through 31	1,360,000	$7.43	1,360,000	$1,299,242,447
Feb 1 through 28	—	—	—	—
March 1 through 31	—	—	—	—
Total	1,360,000		1,360,000
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $6.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $4.7 billion has been used through March 31, 2013. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

 Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
Jan 1 through 31	3,115	$7.00	n/a	n/a
Feb 1 through 28	278,075	8.02	n/a	n/a
March 1 through 31	842,943	8.68	n/a	n/a
Total	1,124,133
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2013 Form 10-Q

ITEM 6 — EXHIBITS

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K dated for the fiscal year ended December 31, 2012.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2013 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 1, 2013

Xerox 2013 Form 10-Q

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2013 Form 10-Q