Form 10-Q
period 2013-06-30
XEROX CORP
filed 2013-08-02
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at June 30, 2013
Common Stock, $1 par value	1,232,532,642 shares

Xerox 2013 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; our ability to recover capital investments; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that our Services business could be adversely affected if we are unsuccessful in managing the ramp-up of new contracts; development of new products and services; our ability to protect our intellectual property rights; our ability to expand equipment placements; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; interest rates, cost of borrowing and access to credit markets; reliance on third parties for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2013 Form 10-Q

XEROX CORPORATION
FORM 10-Q
June 30, 2013

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2013 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2013	2012	2013	2012
Revenues
Sales	$1,454	$1,462	$2,747	$2,879
Outsourcing, maintenance and rentals	3,834	3,763	7,626	7,529
Financing	114	143	231	291
Total Revenues	5,402	5,368	10,604	10,699
Costs and Expenses
Cost of sales	934	940	1,749	1,842
Cost of outsourcing, maintenance and rentals	2,728	2,626	5,486	5,315
Cost of financing	42	51	85	104
Research, development and engineering expenses	149	161	303	334
Selling, administrative and general expenses	1,042	1,057	2,082	2,107
Restructuring and asset impairment charges	33	29	25	49
Amortization of intangible assets	83	82	166	164
Other expenses, net	59	75	76	132
Total Costs and Expenses	5,070	5,021	9,972	10,047
Income before Income Taxes and Equity Income	332	347	632	652
Income tax expense	68	64	118	139
Equity in net income of unconsolidated affiliates	36	31	83	71
Income from Continuing Operations	300	314	597	584
(Loss) income from discontinued operations, net of tax	(23)	2	(20)	8
Net Income	277	316	577	592
Less: Net income attributable to noncontrolling interests	6	7	10	14
Net Income Attributable to Xerox	$271	$309	$567	$578

Amounts attributable to Xerox:
Net income from continuing operations	$294	$307	$587	$570
Net (loss) income from discontinued operations	(23)	2	(20)	8
Net Income Attributable to Xerox	$271	$309	$567	$578

Basic Earnings per Share:
Continuing operations	$0.24	$0.23	$0.47	$0.42
Discontinued operations	(0.02)	—	(0.02)	—
Total Basic Earnings per Share	$0.22	$0.23	$0.45	$0.42
Diluted Earnings per Share:
Continuing operations	$0.23	$0.22	$0.46	$0.41
Discontinued operations	(0.02)	—	(0.02)	—
Total Diluted Earnings per Share	$0.21	$0.22	$0.44	$0.41

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2013 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net income	$277	$316	$577	$592
Less: Net income attributable to noncontrolling interests	6	7	10	14
Net Income Attributable to Xerox	271	309	567	578

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	(84)	(323)	(447)	(163)
Unrealized gains (losses), net	1	34	(7)	(9)
Changes in defined benefit plans, net	56	64	159	10
Other Comprehensive Loss, Net	(27)	(225)	(295)	(162)
Less: Other comprehensive loss, net attributable to noncontrolling interests	—	(1)	—	—
Other Comprehensive Loss, Net Attributable to Xerox	(27)	(224)	(295)	(162)

Comprehensive Income, Net	250	91	282	430
Less: Comprehensive income, net attributable to noncontrolling interests	6	6	10	14
Comprehensive Income, Net Attributable to Xerox	$244	$85	$272	$416

(1) Refer to Note 16 - Other Comprehensive Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2013 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$929	$1,246
Accounts receivable, net	3,039	2,866
Billed portion of finance receivables, net	144	152
Finance receivables, net	1,731	1,836
Inventories	1,109	1,011
Other current assets	1,260	1,162
Total current assets	8,212	8,273
Finance receivables due after one year, net	3,188	3,325
Equipment on operating leases, net	516	535
Land, buildings and equipment, net	1,499	1,556
Investments in affiliates, at equity	1,273	1,381
Intangible assets, net	2,656	2,783
Goodwill	9,064	9,062
Deferred tax assets, long-term	667	763
Other long-term assets	2,252	2,337
Total Assets	$29,327	$30,015
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,783	$1,042
Accounts payable	1,731	1,913
Accrued compensation and benefits costs	699	741
Unearned income	471	438
Other current liabilities	1,621	1,776
Total current liabilities	6,305	5,910
Long-term debt	6,366	7,447
Pension and other benefit liabilities	2,841	2,958
Post-retirement medical benefits	849	909
Other long-term liabilities	743	778
Total Liabilities	17,104	18,002
Series A Convertible Preferred Stock	349	349
Common stock	1,233	1,239
Additional paid-in capital	5,614	5,622
Treasury stock, at cost	—	(104)
Retained earnings	8,400	7,991
Accumulated other comprehensive loss	(3,522)	(3,227)
Xerox shareholders’ equity	11,725	11,521
Noncontrolling interests	149	143
Total Equity	11,874	11,664
Total Liabilities and Equity	$29,327	$30,015
Shares of common stock issued	1,232,533	1,238,696
Treasury stock	—	(14,924)
Shares of common stock outstanding	1,232,533	1,223,772

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2013 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Cash Flows from Operating Activities:
Net income	$277	$316	$577	$592
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	343	313	672	626
Provision for receivables	33	33	59	60
Provision for inventory	3	7	12	17
Net loss (gain) on sales of businesses and assets	10	(2)	10	(3)
Undistributed equity in net income of unconsolidated affiliates	3	(4)	(44)	(35)
Stock-based compensation	28	31	59	62
Restructuring and asset impairment charges	33	29	25	49
Payments for restructurings	(35)	(44)	(73)	(83)
Contributions to defined benefit pension plans	(53)	(158)	(98)	(237)
Increase in accounts receivable and billed portion of finance receivables	(139)	(156)	(502)	(608)
Collections of deferred proceeds from sales of receivables	116	160	231	256
Increase in inventories	(34)	(50)	(141)	(84)
Increase in equipment on operating leases	(69)	(68)	(128)	(135)
Decrease in finance receivables	23	111	119	275
Collections on beneficial interest from sales of finance receivables	25	—	27	—
Increase in other current and long-term assets	(19)	(61)	(120)	(162)
Increase (decrease) in accounts payable and accrued compensation	32	(93)	(62)	(237)
Decrease in other current and long-term liabilities	(45)	(127)	(111)	(162)
Net change in income tax assets and liabilities	22	18	39	61
Net change in derivative assets and liabilities	6	(30)	(41)	(9)
Other operating, net	(27)	3	(64)	(30)
Net cash provided by operating activities	533	228	446	213
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(84)	(82)	(169)	(173)
Proceeds from sales of land, buildings and equipment	8	3	11	7
Cost of additions to internal use software	(23)	(33)	(45)	(70)
Proceeds from sale of businesses	11	—	11	—
Acquisitions, net of cash acquired	(81)	—	(134)	(87)
Other investing, net	2	14	6	11
Net cash used in investing activities	(167)	(98)	(320)	(312)
Cash Flows from Financing Activities:
Net (payments) proceeds on debt	(378)	(455)	(321)	543
Common stock dividends	(72)	(57)	(124)	(114)
Preferred stock dividends	(6)	(6)	(12)	(12)
Proceeds from issuances of common stock	31	3	54	10
Payments to acquire treasury stock, including fees	—	(307)	(10)	(357)
Repurchases related to stock-based compensation	—	(1)	(10)	(1)
Distributions to noncontrolling interests	(2)	(4)	(5)	(61)
Net cash (used in) provided by financing activities	(427)	(827)	(428)	8
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)	(15)	3
Decrease in cash and cash equivalents	(64)	(700)	(317)	(88)
Cash and cash equivalents at beginning of period	993	1,514	1,246	902
Cash and Cash Equivalents at End of Period	$929	$814	$929	$814

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
We recently completed the sale of our North American paper business and entered into an agreement to sell our European paper business. Beginning with the second quarter 2013, we are reporting results from these paper-related businesses as discontinued operations. The prior period results have been reclassified to reflect this change. Refer to Note 5 - Divestitures for additional information regarding discontinued operations.

Note 2 – Recent Accounting Pronouncements
Presentation of Comprehensive Income: In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide additional information about the amounts reclassified out of Accumulated Other Comprehensive Income by component. This update was effective for us beginning January 1, 2013 and the additional information required by this ASU is included in Note 16 - Other Comprehensive Income.
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
Cumulative Translation Adjustments: In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The guidance from this update is effective prospectively for our fiscal year beginning January 1, 2014. We do not anticipate that the adoption of this standard will have a material impact on our financial condition or results of operations.

Xerox 2013 Form 10-Q

Hedge Accounting: In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The update also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not anticipate that the adoption of this standard will have a material impact on our financial condition or results of operations.
Income Taxes: In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance from this update is effective prospectively for our fiscal year beginning January 1, 2014. Retrospective application is permitted. We are currently assessing the impact, if any, from this update; the principal impact is expected to be related to the presentation and annual disclosures of our Unrecognized Tax Benefits.
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

Xerox 2013 Form 10-Q

The segment classified as Other includes several units, none of which meet the thresholds for separate segment reporting. This group includes paper sales in our developing market countries, Wide Format Systems, licensing revenues, GIS network integration solutions and electronic presentation systems and non-allocated corporate items including non-financing interest, as well as other items included in Other expenses, net.
As discussed in Note 5 - Divestitures, during the second quarter 2013, we completed the sale of our North American Paper business and entered into an agreement to sell our European Paper business. As a result of these transactions, in the second quarter 2013 we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have been reclassified to conform to this presentation.
Operating segment revenues and profitability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit (Loss)
2013
Services	$2,956	$301	$5,876	$574
Document Technology	2,263	244	4,398	431
Other	183	(61)	330	(131)
Total	$5,402	$484	$10,604	$874
2012
Services	$2,806	$298	$5,627	$561
Document Technology	2,370	268	4,708	513
Other	192	(71)	364	(128)
Total	$5,368	$495	$10,699	$946

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to Pre-tax Income	2013	2012	2013	2012
Segment Profit	$484	$495	$874	$946
Reconciling items:
Restructuring and asset impairment charges	(33)	(29)	(25)	(49)
Restructuring charges of Fuji Xerox	(1)	(6)	(5)	(10)
Amortization of intangible assets	(83)	(82)	(166)	(164)
Litigation matters (Q1 2013 only)	—	—	37	—
Equity in net income of unconsolidated affiliates	(36)	(31)	(83)	(71)
Other	1	—	—	—
Pre-tax Income	$332	$347	$632	$652

Xerox 2013 Form 10-Q

Note 4 – Acquisitions

In April 2013, we acquired Florida based Zeno Office Solutions, Inc. (Zeno), one of the Southeast's largest and fastest growing providers of print and IT solutions to small and mid-sized businesses, for approximately $59 in cash. This acquisition furthers our coverage in Florida, building on our strategy of expanding our network of locally-based companies focused on customers' requirements to improve their performance through efficiencies.

In February 2013, we acquired Impika, a leader in the design, manufacture and sale of production inkjet printing solutions used for industrial, commercial, security, label and package printing for approximately $52 in cash. Impika, which is based in Aubagne, France, offers a portfolio of aqueous (water-based) inkjet presses based on proprietary technology. Through the addition of Impika's aqueous technology to our offerings, we expect to go to market with the industry's broadest range of digital presses, strengthening our leadership in digital color production printing.

Zeno and Impika are included in our Document Technology segment. Additionally, our Services segment acquired two businesses during the six months ended June 30, 2013 for a total of $20 in cash.

The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were allocated primarily to intangible assets and goodwill based on third-party valuations and management’s estimates.

Note 5 – Divestitures

During the second quarter 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American (N.A.) Paper business and entered into an agreement to sell our European Paper business. The decision to exit from the Paper distribution business was largely the result of management's objective to focus more on Services and innovative Document Technology. Net proceeds from the sale of the N.A. Paper business were approximately $11 and are reported as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

As a result of these transactions, in the second quarter 2013 we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have accordingly been reclassified to conform to this presentation. The sale of the European Paper business, which is subject to customary closing conditions and regulatory clearances, is expected to be completed in the fourth quarter of 2013. The net assets sold or expected to be sold in connection with these transactions are primarily related to working capital - accounts receivables and inventory - utilized in the business. As of June 30, 2013, total net assets held for sale were approximately $30 and are included in Other current assets in the Condensed Consolidated Balance Sheets.

In the second quarter of 2013 we recorded a net pre-tax loss of $23 for the disposition of our N.A. and European Paper businesses. The loss is primarily related to exit and disposal costs associated with these businesses. The disposals are expected to result in a reduction in headcount of approximately 300 employees, primarily in Europe.

The components of Discontinued Operations for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Revenues*	$134	$173	$287	$344

Income from operations	$2	$3	$7	$12
Loss on disposal	(23)	—	(23)	—
Net (Loss) Income Before Income Taxes	(21)	3	(16)	12
Income tax expense	(2)	(1)	(4)	(4)
(Loss) Income From Discontinued Operations, Net of Tax	$(23)	$2	$(20)	$8
* 2013 revenue from discontinued operations reflects only two and five months for the quarter and year-to-date periods, respectively, of North American paper revenue as a result of the completion of the sale to Domtar Corporation on May 31, 2013.

Xerox 2013 Form 10-Q

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2013	December 31, 2012
Amounts billed or billable	$2,790	$2,639
Unbilled amounts	362	335
Allowance for doubtful accounts	(113)	(108)
Accounts Receivable, Net	$3,039	$2,866

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at June 30, 2013 and December 31, 2012 were approximately $1,059 and $1,049, respectively.

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
All of our arrangements involve the sale of our entire interest in groups of accounts receivables for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $144 and $116 at June 30, 2013 and December 31, 2012, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivable sold and derecognized from our balance sheet, $817 and $766 remained uncollected as of June 30, 2013 and December 31, 2012, respectively. Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accounts receivable sales	$919	$1,215	$1,773	$2,090
Deferred proceeds	144	256	259	403
Loss on sales of accounts receivable	5	6	9	12
Estimated increase to operating cash flows(1)	17	169	33	100
__________________________

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.

Xerox 2013 Form 10-Q

Note 7 - Finance Receivables, Net
Sale of Finance Receivables
In 2012, we sold our entire interest in two separate portfolios of U.S. finance receivables from our Document Technology segment with a combined net carrying value of $682 to a third-party financial institution for cash proceeds of $630 and beneficial interests from the purchaser of $101. As of June 30, 2013, the principal value of the receivables sold and derecognized from our balance sheet was $510 (sales value of approximately $555).
The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interest of $84 of which $39 and $45 is included in Other current assets and Other long-term assets, respectively, in the accompanying Condensed Consolidated Balance Sheets at June 30, 2013. The beneficial interest is held by a bankruptcy-remote subsidiary and therefore is not available to satisfy any of our creditor obligations. We report collections on the beneficial interest as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity and the associated interest rate risk is de minimis considering it has a weighted average life of less than 2 years. Collections on the beneficial interest were $25 and $27 for the three and six months ended June 30, 2013, respectively.
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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2012	$50	$31	$85	$4	$170
Provision	2	2	9	—	13
Charge-offs	(2)	(4)	(15)	—	(21)
Recoveries and other(1)	1	—	(3)	—	(2)
Balance at March 31, 2013	$51	$29	$76	$4	$160
Provision	6	3	10	2	21
Charge-offs	(2)	(3)	(14)	(1)	(20)
Recoveries and other(1)	(1)	—	2	—	1
Balance at June 30, 2013	$54	$29	$74	$5	$162
Finance receivables as of June 30, 2013 collectively evaluated for impairment(2)	$2,010	$713	$2,271	$230	$5,224

Balance at December 31, 2011	$75	$33	$91	$2	$201
Provision	2	1	12	—	15
Charge-offs	(4)	(3)	(12)	—	(19)
Recoveries and other(1)	1	2	2	1	6
Balance at March 31, 2012	$74	$33	$93	$3	$203
Provision	3	2	11	1	17
Charge-offs	(5)	(4)	(15)	—	(24)
Recoveries and other(1)	1	—	(6)	(1)	(6)
Balance at June 30, 2012	$73	$31	$83	$3	$190
Finance receivables as of June 30, 2012 collectively evaluated for impairment(2)	$2,739	$791	$2,423	$149	$6,102
 __________________

Xerox 2013 Form 10-Q

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $1 and $4, and the allowance for credit losses of $162 and $190 at June 30, 2013 and 2012, respectively.

(3)	Includes developing market countries and smaller units.
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

Xerox 2013 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	June 30, 2013				December 31, 2012
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$255	$178	$59	$492	$252	$147	$59	$458
Government and education	705	12	5	722	750	15	4	769
Graphic arts	132	67	120	319	92	90	137	319
Industrial	116	40	17	173	115	31	17	163
Healthcare	105	26	22	153	109	37	14	160
Other	75	38	38	151	70	39	34	143
Total United States	1,388	361	261	2,010	1,388	359	265	2,012
Finance and other services	130	106	32	268	151	116	40	307
Government and education	103	11	2	116	117	10	2	129
Graphic arts	34	32	26	92	37	34	30	101
Industrial	62	39	21	122	66	40	29	135
Other	68	37	10	115	75	43	11	129
Total Canada	397	225	91	713	446	243	112	801
France	265	295	115	675	274	294	134	702
U.K./Ireland	191	144	43	378	215	155	50	420
Central(1)	293	403	45	741	315	445	56	816
Southern(2)	125	194	68	387	139	230	73	442
Nordics(3)	45	42	3	90	49	36	9	94
Total Europe	919	1,078	274	2,271	992	1,160	322	2,474
Other	177	47	6	230	148	39	7	194
Total	$2,881	$1,711	$632	$5,224	$2,974	$1,801	$706	$5,481
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2013 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	June 30, 2013
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and other services	$11	$2	$1	$14	$478	$492	$16
Government and education	19	4	3	26	696	722	27
Graphic arts	15	1	1	17	302	319	10
Industrial	5	1	1	7	166	173	6
Healthcare	5	1	—	6	147	153	5
Other	4	1	—	5	146	151	4
Total United States	59	10	6	75	1,935	2,010	68
Canada	3	3	2	8	705	713	29
France	(1)	—	—	(1)	676	675	39
U.K./Ireland	2	2	3	7	371	378	4
Central(1)	5	2	4	11	730	741	18
Southern(2)	26	7	11	44	343	387	48
Nordics(3)	2	—	—	2	88	90	—
Total Europe	34	11	18	63	2,208	2,271	109
Other	6	1	—	7	223	230	—
Total	$102	$25	$26	$153	$5,071	$5,224	$206

	December 31, 2012
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed Finance Receivables	Unbilled Finance Receivables	Total Finance Receivables	Finance Receivables >90 Days and Accruing
Finance and other services	$12	$3	$2	$17	$441	$458	$18
Government and education	21	5	3	29	740	769	42
Graphic arts	16	1	1	18	301	319	12
Industrial	5	2	1	8	155	163	6
Healthcare	6	2	1	9	151	160	9
Other	5	1	1	7	136	143	6
Total United States	65	14	9	88	1,924	2,012	93
Canada	2	3	2	7	794	801	30
France	—	5	1	6	696	702	22
U.K./Ireland	2	—	2	4	416	420	2
Central(1)	3	2	4	9	807	816	30
Southern(2)	20	8	14	42	400	442	72
Nordics(3)	1	—	—	1	93	94	—
Total Europe	26	15	21	62	2,412	2,474	126
Other	2	1	—	3	191	194	—
Total	$95	$33	$32	$160	$5,321	$5,481	$249
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2013 Form 10-Q

Note 8 – Inventories
The following is a summary of Inventories by major category:

	June 30, 2013	December 31, 2012
Finished goods	$907	$844
Work-in-process	87	61
Raw materials	115	106
Total Inventories	$1,109	$1,011

Note 9 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fuji Xerox	$33	$28	$77	$65
Other investments	3	3	6	6
Total Equity in Net Income of Unconsolidated Affiliates	$36	$31	$83	$71
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Summary of Operations:
Revenues	$2,716	$3,064	$5,744	$6,394
Costs and expenses	2,506	2,856	5,290	5,940
Income before income taxes	210	208	454	454
Income tax expense	64	81	125	178
Net Income	146	127	329	276
Less: Net income – noncontrolling interests	2	1	3	2
Net Income – Fuji Xerox	$144	$126	$326	$274
Weighted Average Exchange Rate(1)	98.56	80.09	95.45	79.90
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2013 Form 10-Q

Note 10 – Restructuring Programs
During the six months ended June 30, 2013, we recorded net restructuring and asset impairment charges from continuing operations of $25, which included approximately $40 of severance costs related to headcount reductions of approximately 1,200 employees primarily in North America. These costs were offset by $15 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the six months ended June 30, 2013 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2012	$123	$7	$—	$130
Provision	40	—	—	40
Reversals	(15)	—	—	(15)
Net Current Period Charges - Continuing Operations(1)	25	—	—	25
Discontinued operations(3)	4	—	—	4
Total Net Current Period Charges	29	—	—	29
Charges against reserve and currency	(71)	(2)	—	(73)
Balance at June 30, 2013	$81	$5	$—	$86
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.

(3)	Refer to Note 5 - Divestitures for additional information regarding discontinued operations.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Charges against reserve	$(36)	$(46)	$(73)	$(85)
Asset impairment	—	—	—	2
Effects of foreign currency and other non-cash items	1	2	—	—
Restructuring Cash Payments	$(35)	$(44)	$(73)	$(83)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Services	$10	$16	$8	$19
Document Technology	23	12	17	29
Other	—	1	—	1
Total Net Restructuring Charges	$33	$29	$25	$49

Xerox 2013 Form 10-Q

Note 11 – Debt

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense(1)	$104	$110	$208	$220
Interest income(2)	118	147	237	298
____________________________

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Net (Payments) Proceeds on Debt
Net proceeds on debt as shown on the Condensed Consolidated Statements of Cash Flows was as follows:

	Six Months Ended June 30,
	2013	2012
Net (payments) proceeds on short-term debt	$(348)	$550
Proceeds from issuance of long-term debt	35	1,105
Payments on long-term debt	(8)	(1,112)
Net (Payments) Proceeds on Debt	$(321)	$543

Note 12 – Financial Instruments
Interest Rate Risk Management
We may use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

At June 30, 2013 and December 31, 2012, we did not have any interest rate swaps outstanding.
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

Xerox 2013 Form 10-Q

Summary of Foreign Exchange Hedging Positions
At June 30, 2013, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,293, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 77% of these contracts mature within three months, 13% in three to six months and 10% in six to twelve months.

The following is a summary of the primary hedging positions and corresponding fair values as of June 30, 2013:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
U.S. Dollar/Euro	$507	$5
Japanese Yen/U.S. Dollar	507	(29)
Japanese Yen/Euro	348	(16)
Euro/U.K. Pound Sterling	198	—
U.K. Pound Sterling/Euro	190	2
Canadian Dollar/Euro	97	(1)
Mexican Peso/U.S. Dollar	60	—
Indian Rupee/U.S. Dollar	52	(3)
Euro/U.S. Dollar	49	(1)
Philippine Peso/U.S. Dollar	42	(2)
U.S. Dollar/Peruvian Nuevo Sol	26	—
Euro/Danish Krone	21	—
U.S. Dollar/Canadian Dollar	20	—
All Other	176	1
Total Foreign Exchange Hedging	$2,293	$(44)
__________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at June 30, 2013.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net liability fair value of these contracts was $49 and $48 as of June 30, 2013 and December 31, 2012, respectively.

Xerox 2013 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$3	$3
	Other current liabilities	(52)	(51)
	Net Designated Derivative Liability	$(49)	$(48)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$14	$8
	Other current liabilities	(9)	(31)
	Net Undesignated Derivative Asset (Liability)	$5	$(23)

Summary of Derivatives	Total Derivative Assets	$17	$11
	Total Derivative Liabilities	(61)	(82)
	Net Derivative Liability	$(44)	$(71)
Summary of Derivative Instruments Gains (Losses)
Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended June 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended June 30,
	2013	2012		2013	2012
Foreign exchange contracts – forwards	$(34)	$52	Cost of sales	$(37)	$5

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Six Months Ended June 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Six Months Ended June 30,
	2013	2012		2013	2012
Foreign exchange contracts – forwards	$(68)	$8	Cost of sales	$(54)	$21

Xerox 2013 Form 10-Q

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At June 30, 2013, net after-tax losses of $46 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Derivative Gain (Loss)	2013	2012	2013	2012
Foreign exchange contracts – forwards	Other expense – Currency losses, net	$(18)	$23	$(33)	$5
During the three and six months ended June 30, 2013, Currency gains, net were $3 and $7, respectively. During the three and six months ended June 30, 2012, Currency gains/losses, net were less than $1, respectively. Net Currency gains and losses are included in Other expenses, net and include the mark-to market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.
Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2013	December 31, 2012
Assets:
Foreign exchange contracts-forwards	$17	$11
Deferred compensation investments in cash surrender life insurance	80	77
Deferred compensation investments in mutual funds	26	23
Total	$123	$111
Liabilities:
Foreign exchange contracts-forwards	$61	$82
Deferred compensation plan liabilities	—	110
Total	$61	$192
We utilize the income approach to measure the fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices, and therefore are classified as Level 2.

Xerox 2013 Form 10-Q

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

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$929	$929	$1,246	$1,246
Accounts receivable, net	3,039	3,039	2,866	2,866
Short-term debt	1,783	1,816	1,042	1,051
Long-term debt	6,366	6,791	7,447	8,040
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

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Costs:
Service cost	$3	$25	$23	$21	$2	$2
Interest cost	35	46	65	67	8	11
Expected return on plan assets	(45)	(51)	(80)	(77)	—	—
Recognized net actuarial loss	7	13	19	13	1	1
Amortization of prior service credit	—	(5)	—	—	(11)	(11)
Recognized curtailment gain	—	—	(6)	—	—	—
Recognized settlement loss	31	14	—	—	—	—
Defined Benefit Plans	31	42	21	24	—	3
Defined contribution plans	19	7	6	8	—	—
Net Periodic Benefit Cost	50	49	27	32	—	3

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial gain	11	(18)	—	—	(36)	—
Amortization of prior service credit	—	5	—	—	11	11
Amortization of net actuarial loss	(38)	(27)	(19)	(13)	(1)	(1)
Total Recognized in Other Comprehensive Income(1)	(27)	(40)	(19)	(13)	(26)	10
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$23	$9	$8	$19	$(26)	$13
_____________________________

(1)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 16 - Other Comprehensive Income for related tax effects and the after-tax amounts.

Xerox 2013 Form 10-Q

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Costs:
Service cost	$5	$55	$45	$42	$5	$4
Interest cost	72	93	129	135	17	22
Expected return on plan assets	(89)	(104)	(157)	(153)	—	—
Recognized net actuarial loss	14	27	38	26	1	1
Amortization of prior service credit	—	(11)	—	—	(22)	(21)
Recognized curtailment gain	—	—	(6)	—	—	—
Recognized settlement loss	79	30	—	—	—	—
Defined Benefit Plans	81	90	49	50	1	6
Defined contribution plans	38	15	13	16	—	—
Net Periodic Benefit Cost	119	105	62	66	1	6

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial gain	11	(18)	—	(1)	(36)	—
Amortization of prior service credit	—	11	—	—	22	21
Amortization of net actuarial loss	(93)	(57)	(38)	(26)	(1)	(1)
Total Recognized in Other Comprehensive Income(1)	(82)	(64)	(38)	(27)	(15)	20
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$37	$41	$24	$39	$(14)	$26
_____________________________

(1)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 16 - Other Comprehensive Income for related tax effects and the after-tax amounts.
Contributions: During the six months ended June 30, 2013, we made cash contributions of $98 ($13 U.S. and $85 Non-U.S.) to our defined benefit pension plans and and $38 to our retiree health benefit plans. We presently anticipate additional cash contributions of $97 ($13 U.S. and $84 Non-U.S.) to our defined benefit pension plans and $42 to our retiree health benefit plans in 2013 for total full-year cash contributions of approximately $195 ($26 U.S. and $169 Non-U.S.) to our defined benefit pension plans and $80 to our retiree health benefit plans.

Xerox 2013 Form 10-Q

Note 15 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$1,239	$5,622	$(104)	$7,991	$(3,227)	$11,521	$143	$11,664
Comprehensive income (loss), net	—	—	—	567	(295)	272	10	282
Cash dividends declared- common stock(2)	—	—	—	(146)	—	(146)	—	(146)
Cash dividends declared - preferred stock(3)	—	—	—	(12)	—	(12)	—	(12)
Stock option and incentive plans, net	10	90	—	—	—	100	—	100
Payments to acquire treasury stock, including fees	—	—	(10)	—	—	(10)	—	(10)
Cancellation of treasury stock	(16)	(98)	114	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2013	$1,233	$5,614	$—	$8,400	$(3,522)	$11,725	$149	$11,874

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$1,353	$6,317	$(124)	$7,046	$(2,716)	$11,876	$149	$12,025
Comprehensive income (loss), net	—	—	—	578	(162)	416	14	430
Cash dividends declared-common stock(2)	—	—	—	(116)	—	(116)	—	(116)
Cash dividends declared-preferred stock(3)	—	—	—	(12)	—	(12)	—	(12)
Contribution of common stock to U.S. pension plan	15	115	—	—	—	130	—	130
Stock option and incentive plans, net	2	71	—	—	—	73	—	73
Payments to acquire treasury stock, including fees	—	—	(357)	—	—	(357)	—	(357)
Cancellation of treasury stock	(22)	(156)	178	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(27)	(27)
Balance at June 30, 2012	$1,348	$6,347	$(303)	$7,496	$(2,878)	$12,010	$136	$12,146
_____________________________

(1)	Refer to Note 16 - Other Comprehensive Income for components of AOCL.

(2)	Cash dividends declared on common stock of $0.0575 per share in all quarters of 2013 and $0.0425 per share in all quarters of 2012.

(3)	Cash dividends declared on preferred stock of $20.00 per share in all quarters of 2013 and 2012.

Xerox 2013 Form 10-Q

Treasury Stock
The following is a summary of the purchases of common stock made during the six months ended June 30, 2013 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2012	14,924	$104
Purchases (1)	1,360	10
Cancellations	(16,284)	(114)
June 30, 2013	—	$—
____________________________

(1)	Includes associated fees.

Note 16 - Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Losses	$(88)	$(84)	$(320)	$(323)	$(451)	$(447)	$(167)	$(163)
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges - (losses) gains	(34)	(24)	52	38	(68)	(46)	8	7
Changes in cash flow hedges reclassed to earnings(1)	37	26	(5)	(4)	54	38	(21)	(16)
Other (losses) gains	(1)	(1)	—	—	1	1	—	—
Net Unrealized Gains (Losses)	2	1	47	34	(13)	(7)	(13)	(9)

Defined Benefit Plans Gains (Losses):
Net actuarial gain	25	15	18	11	25	15	19	12
Prior service amortization(2)	(11)	(7)	(16)	(10)	(22)	(14)	(32)	(20)
Actuarial loss amortization(2)	58	38	41	26	132	87	84	55
Fuji Xerox changes in defined benefit plans, net(3)	12	12	(11)	(11)	(4)	(4)	(41)	(41)
Other (losses) gains(4)	(3)	(2)	47	48	75	75	4	4
Change in Defined Benefit Plans Gains	81	56	79	64	206	159	34	10

Other Comprehensive Loss	(5)	(27)	(194)	(225)	(258)	(295)	(146)	(162)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(1)	(1)	—	—	—	—
Other Comprehensive Loss Attributable to Xerox	$(5)	$(27)	$(193)	$(224)	$(258)	$(295)	$(146)	$(162)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCL.

Xerox 2013 Form 10-Q

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2013	December 31, 2012
Cumulative translation adjustments	$(1,273)	$(826)
Benefit plans net actuarial losses and prior service credits(1)	(2,205)	(2,364)
Other unrealized losses, net	(44)	(37)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(3,522)	$(3,227)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2013 Form 10-Q

Note 17 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$294	$307	$587	$570
Accrued dividends on preferred stock	(6)	(6)	(12)	(12)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$288	$301	$575	$558
Net (loss) income from discontinued operations attributable to Xerox	(23)	2	(20)	8
Adjusted Net Income Available to Common Shareholders	$265	$303	$555	$566
Weighted-average common shares outstanding	1,230,381	1,333,942	1,227,798	1,333,927
Basic Earnings (Loss) per Share:
Continuing operations	$0.24	$0.23	$0.47	$0.42
Discontinued operations	(0.02)	—	(0.02)	—
Total	$0.22	$0.23	$0.45	$0.42

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$294	$307	$587	$570
Accrued dividends on preferred stock	—	(6)	—	(12)
Interest on convertible securities, net	—	—	1	1
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$294	$301	$588	$559
Net (loss) income from discontinued operations attributable to Xerox	(23)	2	(20)	8
Adjusted Net Income Available to Common Shareholders	$271	$303	$568	$567
Weighted-average common shares outstanding	1,230,381	1,333,942	1,227,798	1,333,927
Common shares issuable with respect to:
Stock options	5,421	5,759	5,227	6,366
Restricted stock and performance shares	22,455	24,506	21,187	23,028
Convertible preferred stock	26,966	—	26,966	—
Convertible securities	1,992	1,992	1,992	1,992
Adjusted Weighted Average Common Shares Outstanding	1,287,215	1,366,199	1,283,170	1,365,313
Diluted Earnings (Loss) per Share:
Continuing operations	$0.23	$0.22	$0.46	$0.41
Discontinued operations	(0.02)	—	(0.02)	—
Total	$0.21	$0.22	$0.44	$0.41

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (shares in thousands):
Stock options	19,484	41,732	19,678	41,125
Restricted stock and performance shares	16,517	17,316	17,785	18,794
Convertible preferred stock	—	26,966	—	26,966
Total Anti-dilutive Securities	36,001	86,014	37,463	86,885

Dividends per Common Share	$0.0575	$0.0425	$0.1150	$0.0850

Xerox 2013 Form 10-Q

Note 18 – Contingencies and Litigation
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
Brazil Tax and Labor Contingencies
Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals, gross revenue taxes and import taxes and duties. We are disputing these tax matters and intend to vigorously defend our position. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows.The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees.
As of June 30, 2013, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $997 with the decrease from December 31, 2012 balance of approximately $1,010, primarily resulting from currency and the adjustments for closed cases partially offset by a new case. With respect to the unreserved balance of $997, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2013 we had $189 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $9 and additional letters of credit of approximately $238, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Xerox 2013 Form 10-Q

Litigation Against the Company
In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action is a class action on behalf of all persons and entities who purchased Xerox Corporation common stock during the period October 22, 1998 through October 7, 1999 inclusive (Class Period) and who suffered a loss as a result of misrepresentations or omissions by Defendants as alleged by Plaintiffs (the “Class”). The Class alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (1934 Act), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refiling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius (Agius) and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after the Court holds a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. After that conference and Agius’s withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification. In April 2008, defendants filed their response and motion to disqualify Milberg LLP as a lead counsel. On September 30, 2008, the Court entered an order certifying the class and denying the appointment of Milberg LLP as class counsel. Subsequently, on April 9, 2009, the Court denied defendants’ motion to disqualify Milberg LLP. On November 6, 2008, the defendants filed a motion for summary judgment. On March 29, 2013, the Court granted defendants' motion for summary judgment in its entirety. On April 26, 2013, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The appeal process is ongoing. The individual defendants and we deny any wrongdoing and are vigorously defending the action. At this time, we do not believe it is reasonably possible that we will incur additional material losses in excess of the amount we have already accrued for this matter. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.
Other Contingencies
We have issued or provided the following guarantees as of June 30, 2013:

•
$452 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$734 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2013, we serviced a FFEL portfolio of approximately 3.3 million loans with an outstanding principal balance of approximately $48.5 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2013, other current liabilities include reserves of approximately $3 for losses on defaulted loans purchased.

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

Overview
We recently completed the sale of our North American paper business to Domtar Corporation and entered into an agreement to sell our European paper business to Antalis. Beginning with the second quarter 2013, we are reporting results from these businesses as discontinued operations. The prior period results have been reclassified to reflect this change. Refer to Note 5 - Divestitures in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Xerox 2013 Form 10-Q

Total revenue of $5.4 billion for the three months ended June 30, 2013 increased 1% from the prior year with no impact from currency. Services segment revenues increased 5% reflecting solid growth in all three of our outsourcing service offerings. Segment margin of 10.2% decreased 0.4-percentage points as compared to the prior year primarily due to the revenue mix within the segment and the ramping of contracts. Signings growth increased 40% as compared to the prior year and the renewal rate for our BPO/ITO contracts was 95%, exceeding our target range of 85% - 90%. Document Technology segment revenues declined by 5% which was an improvement from the first quarter 2013 revenue decline of 9% as the segment benefited from our recent mid-range product refresh and increased demand for our high-end products. Offsetting these benefits were the increasing migration of customers to Xerox managed print services (included in our Services segment). Segment margin of 10.8% decreased by 0.5 percentage points as compared to the prior year reflecting lower supplies revenues and financing revenues.
Total revenue of $10.6 billion for the six months ended June 30, 2013 decreased 1% from the prior year with no impact from currency. Services segment revenues increased 4% reflecting solid growth in all three of our outsourcing service offerings. Segment margin of 9.8% decreased 0.2-percentage points as compared to the prior year. Document Technology segment revenues declined by 7% primarily due to an increasing migration of customers to Xerox managed print services as well as the weak macro-economic environment. Segment margin of 9.8% decreased by 1.1-percentage points as compared to the prior year primarily due to the 1.7-percentage point decline in the first quarter 2013 and increased costs associated with the launch of new products.
Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2013 was $294 million and $587 million, respectively, and included $51 million and $102 million, respectively, of after-tax amortization of intangibles. Net income from continuing operations attributable to Xerox for the six months ended June 30, 2013 also included a $23 million after-tax credit from litigation matters and a $19 million income tax benefit from the Taxpayer Relief Act. Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2012 was $307 million and $570 million, respectively, and included $51 million and $101 million, respectively, of after-tax amortization of intangibles.
Cash flow from operations was $446 million for the six months ended June 30, 2013, as compared to $213 million from the prior year period reflecting good performance in accounts payables and accounts receivables, as well as lower pension contributions. Cash used in investing activities of $320 million reflects capital expenditures of $214 million and acquisitions of $134 million. Cash used in financing activities was $428 million, as $400 million payment on debt and $136 million for dividends were partially offset by a $50 million increase in Commercial Paper and other debt of $29 million.
In summary, the second quarter 2013 results reflect continued Services revenue growth and improved Document Technology performance. Services signings were strong and the renewal rate for contracts was above target. Our Document Technology segment results benefited from the transition to new products and sales of high-end products. We continue to focus on improving our cost infrastructure and aligning our investments and capital consistent with expected market opportunities.

Xerox 2013 Form 10-Q

Financial Review
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	% Change	2013	2012	% Change	% of Total Revenue 2013	% of Total Revenue 2012
Equipment sales	$855	$846	1%	$1,579	$1,657	(5)%	15%	15%
Annuity revenue	4,547	4,522	1%	9,025	9,042	—%	85%	85%
Total Revenue	$5,402	$5,368	1%	$10,604	$10,699	(1)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,454	$1,462	(1)%	$2,747	$2,879	(5)%
Less: Supplies, paper and other sales	(599)	(616)	(3)%	(1,168)	(1,222)	(4)%
Equipment Sales	$855	$846	1%	$1,579	$1,657	(5)%
Outsourcing, maintenance and rentals	$3,834	$3,763	2%	$7,626	$7,529	1%
Add: Supplies, paper and other sales	599	616	(3)%	1,168	1,222	(4)%
Add: Financing	114	143	(20)%	231	291	(21)%
Annuity Revenue	$4,547	$4,522	1%	$9,025	$9,042	—%
Second quarter 2013 Total revenues increased 1% compared to the second quarter 2012, with no impact from currency, and reflected the following:

•	Annuity revenue increased 1% compared to the second quarter 2012, with no impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,834 million, which includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. An increase of 2% was driven by an increase in our Services segment, partially offset by a decline in maintenance revenue, due to moderately lower page volumes.

◦
Supplies, paper and other sales of $599 million, which includes unbundled supplies and other sales, primarily within our Document Technology segment. A decrease of 3% was driven by a decrease in supplies sales to OEM partners, moderately lower supplies demand and a lowering of channel inventories in the U.S. This was partially offset by an increase in other sales revenue driven by higher sales of electronic presentation systems.

◦
Financing revenue declined by 20% from the second quarter 2012. The 2012 sales of finance receivables caused approximately $12 million of the total decline, while the remainder was driven primarily by a decline in the volume of new finance receivables as a result of lower financed equipment sales in prior periods.

Xerox 2013 Form 10-Q

•
Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue increased 1% as compared to the second quarter 2012, with no impact from currency. Recent product introductions and a positive mix impact drove the increase. Consistent with prior quarters, price declines were in the range of 5% to 10%.

Total revenues for the six months ended June 30, 2013 decreased 1% compared to the prior year period, with no impact from currency, and reflected the following:

•	Annuity revenue was flat compared to the prior year period and is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $7,626 million, which includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. An increase of 1% from the prior year period was driven by an increase in outsourcing revenue in our Services segment, partially offset by a decline in maintenance revenue, due to moderately lower page volumes and revenue per page.

◦
Supplies, paper and other sales of $1,168 million, which includes unbundled supplies and other sales, primarily within our Document Technology segment. A decrease of 4% from the prior period was driven by a decrease in supplies sales to OEM partners, moderately lower supplies demand and a general lowering of channel inventories.

◦
Financing revenue declined by 21% from the prior year period. The 2012 sales of finance receivables caused approximately $25 million of the total decline, while the remainder was driven by a decline in the volume of new finance receivables as a result of lower financed equipment sales in prior periods.

Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue declined 5% as compared to the prior year period, with no impact from currency. Declines were driven primarily by the weak macro-economic environment and mix impact. Price declines for the first and second quarters 2013 were consistent and were in the range of 5% to 10%.
Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.
Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Total Gross Margin	31.4%	32.6%	(1.2) pts	31.0%	32.1%	(1.1) pts
RD&E as a % of Revenue	2.8%	3.0%	(0.2) pts	2.9%	3.1%	(0.2) pts
SAG as a % of Revenue	19.3%	19.7%	(0.4) pts	19.6%	19.7%	(0.1) pts
Operating Margin(1)	9.4%	9.9%	(0.5) pts	8.5%	9.3%	(0.8) pts
Pre-tax Income Margin	6.1%	6.5%	(0.4) pts	6.0%	6.1%	(0.1) pts
Operating Margin
Second quarter 2013 operating margin1 of 9.4% decreased 0.5-percentage points as compared to the second quarter 2012. This decrease was driven primarily by a decline in gross margin partially offset by a decline in operating expenses. Operating margin improved sequentially from the first quarter 2013 by 2.0-percentage points.
Operating margin1 for the six months ended June 30, 2013 of 8.5% decreased 0.8-percentage points as compared to the prior year period. This decrease was driven primarily by a decline in gross margin partially offset by a decline in operating expenses.

(1)	Refer to the Operating Margin reconciliation table in the Non-GAAP Financial Measures section.

Xerox 2013 Form 10-Q

Gross Margins
Total Gross Margin
Total gross margin for the second quarter 2013 of 31.4% decreased 1.2-percentage points as compared to the second quarter 2012. This decrease was driven mainly by the continued increase of Services revenue as a percent of total revenue.
Total gross margin for the six months ended June 30, 2013 of 31.0% decreased 1.1-percentage points as compared to the prior year period. This decrease was driven by revenue mix within the Services segment, contract ramp within document outsourcing, as well as the continued increase of Services revenue as a percent of total revenue.
Services Gross Margin
Services segment gross margin for the second quarter 2013 decreased by 0.7-percentage points as compared to the second quarter 2012. The decrease was driven by revenue mix within the segment as well as the impact of contract ramp within Document Outsourcing. Productivity improvement and restructuring savings more than offset the impact of price declines.
Services segment gross margin for the six months ended June 30, 2013 decreased by 0.7-percentage points as compared to the prior year period. The decrease was driven by the revenue mix within the segment and contract ramp within document outsourcing. Productivity improvement and restructuring savings more than offset the impact of price declines.
Document Technology Gross Margin
Document Technology segment gross margin for the second quarter 2013 decreased 0.4-percentage points as compared to the second quarter 2012. The decline was driven by a lower mix of supplies revenue and financing revenue. Price declines were offset by cost productivity and the benefit from transactional currency.
Document Technology segment gross margin for the six months ended June 30, 2013 decreased 0.2-percentage points as compared to the prior year period. The decline was primarily driven by the second quarter 2013 declines. Price declines were offset by cost productivity and the benefit from transactional currency.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
R&D	$117	$133	$(16)	$243	$278	$(35)
Sustaining engineering	32	28	4	60	56	4
Total RD&E Expenses	$149	$161	$(12)	$303	$334	$(31)

Second quarter 2013 RD&E as a percentage of revenue of 2.8% decreased 0.2-percentage points from the second quarter 2012. In addition to lower spending and improved productivity, this decrease was driven by the positive mix impact of the continued growth in Services revenue, which historically has a lower RD&E as a percentage of revenue.

RD&E of $149 million was $12 million lower than the second quarter 2012, reflecting the impact of restructuring and productivity improvements.
RD&E as a percentage of revenue for the six months ended June 30, 2013 of 2.9% decreased 0.2-percentage points from the prior year period. In addition to lower spending and improved productivity, this decrease was driven by the positive mix impact of the continued growth in Services revenue, which historically has a lower RD&E as a percentage of revenue.

Xerox 2013 Form 10-Q

RD&E of $303 million for the six months ended June 30, 2013 was $31 million lower than the prior year period, reflecting the impact of restructuring and productivity improvements.

Innovation continues to be a core strength and we continue to invest at levels that enhance our innovation, particularly in services, color and software. Xerox R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 19.3% decreased 0.4-percentage points from the second quarter 2012. The decrease was driven by spending reductions reflecting benefits from restructuring and productivity improvements in addition to the positive mix impact from the continued growth in Services revenue, which historically has a lower SAG as a percentage of revenue.

SAG of $1,042 million was $15 million lower than the second quarter 2012 and included a $1 million favorable impact from currency for the quarter. SAG expenses reflect the following:

•
$24 million decrease in selling expenses, driven primarily by benefits from restructuring and productivity improvements as well as lower spending on advertising and promotion. The prior year included spending associated with the drupa trade show in Düsseldorf, Germany. These decreases were partially offset by the impact of acquisitions.

•	$5 million increase in general and administrative expenses, as restructuring savings and productivity improvements were more than offset by the impact of acquisitions.

•	$4 million increase in bad debt expenses to $34 million.
SAG as a percentage of revenue for the six months ended June 30, 2013 of 19.6% decreased 0.1-percentage points from the prior year period. The decrease was driven by spending reductions reflecting benefits from restructuring and productivity improvements in addition to the positive mix impact from the continued growth in Services revenue, which historically has a lower SAG as a percentage of revenue. This was partially offset by lower revenue in our Document Technology segment primarily reflecting the weak macro-economic environment and mix impact.

SAG of $2,082 million for the six months ended June 30, 2013 was $25 million lower than the prior year period and included a $2 million favorable impact from currency for the quarter. SAG expenses reflect the following:

•
$41 million decrease in selling expenses, driven primarily by benefits from restructuring and productivity improvements as well as lower spending on advertising and promotion. These decreases were partially offset by the impact of acquisitions and investments associated with our mid-range product launch.

•	$12 million increase in general and administrative expenses, as restructuring savings and productivity improvements were more than offset by the impact of acquisitions.

•	$4 million increase in bad debt expenses to $58 million. Bad debt expense remained at less than one percent of receivables.
Restructuring and Asset Impairment Charges
During the second quarter 2013, we recorded net restructuring and asset impairment charges of $33 million, which included approximately $39 million of severance costs related to headcount reductions of approximately 1,300 employees primarily in North America. These costs were partially offset by $6 million of net reversals and adjustments in estimated reserves from prior period initiatives.
During the six months ended June 30, 2013, we recorded net restructuring and asset impairment charges of $25 million reflecting the $33 million of net charges from the second quarter 2013 partially offset by an $8 million credit from the first quarter 2013. The first quarter 2013 credit was primarily the result of net reversals and adjustment in estimated reserves from prior period initiatives.

Xerox 2013 Form 10-Q

During the three and six months ended June 30, 2012, we recorded net restructuring and asset impairment charges of $29 million and $46 million, respectively. These charges included approximately $25 million and $47 million, respectively, of severance cost related to headcount reductions of approximately 700 and 1,100 employees, respectively, primarily in North America and $5 million and $7 million, respectively, of lease cancellation and asset impairment charges. Restructuring costs in both periods were partially offset by $1 million and $8 million, respectively, of net reversals and adjustments in estimated reserves from prior period initiatives.
The restructuring reserve balance as of June 30, 2013, for all programs was $86 million, of which approximately $79 million is expected to be spent over the next twelve months.
We expect to incur additional restructuring charges of approximately $0.02 per diluted share in the third quarter of 2013 for actions and initiatives which have not yet been finalized.

Refer to Note 10 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment of 142,300 at June 30, 2013 decreased by approximately 5,300 from December 31, 2012, primarily due to restructuring-related actions and attrition outpacing hiring and acquisitions.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Non-financing interest expense	$62	$59	$123	$116
Interest income	(4)	(4)	(6)	(7)
Gains on sales of businesses and assets	(9)	(2)	(9)	(3)
Currency (gains) losses, net	(3)	1	(7)	—
Litigation matters	—	—	(37)	(1)
Loss on sales of accounts receivable	5	6	9	12
Deferred compensation investment gains	1	3	(5)	(4)
All other expenses, net	7	12	8	19
Total Other Expenses, Net	$59	$75	$76	$132
Note: Total Other Expenses, Net are included in the Other segment.
Non-Financing Interest Expense: Non-financing interest expense for the three and six months ended June 30, 2013 of $62 million and $123 million, respectively, were $3 million and $7 million higher, respectively, than the prior year comparable periods, driven by an increase in the non-financing debt balance. However, when combined with financing interest expense (cost of financing), total interest expense declined by $6 million and $12 million, respectively, from the prior year comparable periods, driven by a lower average debt balance.
Gains on Sales of Businesses and Assets: Gains on sales of businesses and assets in the second quarter 2013 was primarily the result of a gain on the sale of a surplus facility in Latin America.
Litigation Matters: Litigation matters for the six months ended June 30, 2013 of $(37) million reflects the benefit resulting from a reserve reduction related to litigation developments in the first quarter 2013.

Xerox 2013 Form 10-Q

Loss on Sales of Accounts Receivable: Loss on sales of accounts receivable for the three and six months ended June 30, 2013 were $1 million and $3 million lower, respectively, than the prior year comparable periods primarily due to lower sales of receivables in 2013.

All Other Expenses, Net: All other expenses, net for the three and six months ended June 30, 2013 were $5 million and $11 million lower, respectively, than the prior year comparable periods primarily due to the write-off of an investment in second quarter 2012.
Income Taxes

The effective tax rate for the three and six months ended June 30, 2013 was 20.5% and 18.7%, respectively. On an adjusted basis1, the tax rate for the three and six months ended June 30, 2013 was 24.1% and 22.8%, respectively. The adjusted tax rates for the second quarter as well as the first half of 2013 were lower than the U.S. statutory tax rate primarily due to the benefit of foreign tax credits. The adjusted tax rate for the second quarter and first half of 2013 were reduced by 4 and 2-percentage points, respectively, as a result of the increase in foreign tax credits on anticipated foreign transactions. The adjusted tax rate for the year-to-date period also benefited from the first quarter 2013 recognition of the retroactive tax benefits from the American Taxpayer Relief Act of 2012 tax law change of approximately $19 million.

The effective tax rate for the three and six months ended June 30, 2012 was 18.4% and 21.3%, respectively. On an adjusted basis1 the tax rate for the three and six months ended June 30, 2012 was 22.1% and 24.8%, respectively. The adjusted tax rates for the second quarter as well as the first half of 2012 were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends and other foreign transactions. In addition, the resolution of a number of tax audit positions and an increase in our anticipated future utilization of tax credits provided a 5 and 3-percentage point reduction in our second quarter and first half adjusted tax rates, respectively.

Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full-year effective tax rate includes a benefit of approximately 10 to 12-percentage points from these non-U.S. operations, which is comparable to 2012.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income.  In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.  We anticipate that our effective tax rate will be approximately 29.0% to 31.0% for the third quarter of 2013 and approximately 26.0% to 28.0% for the fourth quarter of 2013. These rates exclude the effects of intangibles amortization and other discrete items with the exception of an estimated discrete expense of approximately $13 million in the third quarter of 2013 for the July 17th United Kingdom corporate income tax rate reduction and the corresponding adjustment to our deferred tax asset.

(1)	Refer to the Effective Tax Rate reconciliation table in the Non-GAAP Financial Measures section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Total equity in net income of unconsolidated affiliates	$36	$31	$83	$71
Fuji Xerox after-tax restructuring costs	1	6	5	10

Xerox 2013 Form 10-Q

Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The increase in equity income reflects higher Fuji Xerox net income.
Net Income from Continuing Operations
Second quarter 2013 net income from continuing operations attributable to Xerox was $294 million, or $0.23 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $345 million, or $0.27 per diluted share and reflects the adjustments for amortization of intangible assets.

Second quarter 2012 net income from continuing operations attributable to Xerox was $307 million, or $0.22 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $358 million, or $0.26 per diluted share and reflected adjustments for the amortization of intangible assets.
Net income from continuing operations attributable to Xerox for the six months ended June 30, 2013 was $587 million, or $0.46 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $689 million, or $0.54 per diluted share and reflects the adjustments for amortization of intangible assets and includes a benefit of approximately $0.02 per share resulting from a reserve reduction related to litigation developments in the first quarter 2013.

Net income from continuing operations attributable to Xerox for the six months ended June 30, 2012 was $570 million, or $0.41 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $671 million, or $0.49 per diluted share and reflected adjustments for the amortization of intangible assets.

(1)	Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section.
Discontinued Operations

During the second quarter 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American (N.A.) Paper business and entered into an agreement to sell our European Paper business.

As a result of these transactions, we have reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations in the second quarter 2013. All prior periods have accordingly been reclassified to conform to this presentation.

In the second quarter of 2013 we recorded a net pre-tax loss of $23 million for the disposition of our N.A. and European Paper businesses. The loss is primarily related to exit and disposal costs associated with these businesses. The disposals are expected to result in a reduction in headcount of approximately 300 employees, primarily in Europe.

The aggregate net loss from discontinued operations attributable to Xerox for the three and six months ended June 30, 2013 was $23 million and $20 million, respectively, or a loss of $0.02 per diluted share in both periods. The aggregate net income from discontinued operations attributable to Xerox for the three and six months ended June 30, 2012 was $2 million and $8 million, respectively, with no impact per diluted share in both periods.
Refer to Note 5 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.
Net Income
Second quarter 2013 net income attributable to Xerox was $271 million, or $0.21 per diluted share. Second quarter 2012 net income attributable to Xerox was $309 million, or $0.22 per diluted share.
Net income attributable to Xerox for the six months ended June 30, 2013 was $567 million, or $0.44 per diluted share. Net income attributable to Xerox for the six months ended June 30, 2012 was $578 million, or $0.41 per diluted share.

Xerox 2013 Form 10-Q

Other Comprehensive Income
Second quarter 2013 Other comprehensive loss attributable to Xerox was $27 million as compared to a $224 million loss in the second quarter 2012. The decrease of $197 million was primarily due to a lower amount of losses from the translation of our foreign currency denominated net assets in 2013 as compared to 2012. The translation losses are lower in 2013 primarily as a result of relatively lesser weakening of our major foreign currencies against the U.S. Dollar in 2013 as compared to 2012.
Other comprehensive loss attributable to Xerox for the six months ended June 30, 2013 was $295 million as compared to $162 million in the prior year period. The increase of $133 million was primarily due to higher losses from the translation of our foreign currency denominated net assets in 2013 as compared to 2012. The increase in translation losses in 2013 are the result of a relatively greater weakening of our major foreign currencies against the U.S. Dollar in the first half of 2013 as compared to the first half of 2012. The increase in translation losses were partially offset by a benefit from the net changes in defined benefit plans. Refer to Note 14 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans.

Segment Review

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2013
Services	$2,956	55%	$301	10.2%	$5,876	55%	$574	9.8%
Document Technology	2,263	42%	244	10.8%	4,398	42%	431	9.8%
Other	183	3%	(61)	(33.3)%	330	3%	(131)	(39.7)%
Total	$5,402	100%	$484	9.0%	$10,604	100%	$874	8.2%

2012
Services	$2,806	52%	$298	10.6%	$5,627	53%	$561	10.0%
Document Technology	2,370	44%	268	11.3%	4,708	44%	513	10.9%
Other	192	4%	(71)	(37.0)%	364	3%	(128)	(35.2)%
Total	$5,368	100%	$495	9.2%	$10,699	100%	$946	8.8%

Services
Our Services segment comprises three service offerings: Business Process Outsourcing (BPO), Document Outsourcing (DO) and Information Technology Outsourcing (ITO).

Xerox 2013 Form 10-Q

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012	Change	2013	2012	Change
Business Processing Outsourcing	$1,786	$1,720	4%	$3,591	$3,465	4%
Document Outsourcing	832	786	6%	1,620	1,566	3%
Information Technology Outsourcing	387	344	13%	763	676	13%
Less: Intra-segment elimination	(49)	(44)	11%	(98)	(80)	23%
Total Services Revenue	$2,956	$2,806	5%	$5,876	$5,627	4%
_______________
Note:

•
The 2012 Business Process Outsourcing (BPO) and Document Outsourcing (DO) revenues have been restated to reflect the transfer of the Communication & Marketing Services (CMS) business from DO to BPO in 2013. The revenue transfers by quarter were: $108 million for the first quarter; $114 million for the second quarter; $109 million for the third quarter; and $119 million for the fourth quarter.

Second quarter 2013 Services total revenue of $2,956 million increased 5% from the second quarter 2012, with a 1-percentage point negative impact from currency.

•
BPO revenue increased 4% and represented 59% of total Services revenue. BPO growth was driven by our government healthcare, healthcare payer and customer care businesses as well as the benefits from recent acquisitions. Growth in these areas was partially offset by the elimination and runoff of our government and commercial student loan businesses.

•	DO revenue increased 6% and represented 28% of total Services revenue. DO growth was driven primarily by our new partner print services offerings as well as higher equipment sales.

•	ITO revenue increased 13% and represented 13% of total Services revenue. ITO growth was driven by the continued revenue ramp on prior period signings.
Services total revenue for the six months ended June 30, 2013 of $5,876 million increased 4% from the comparable prior year period, with a 1-percentage point negative impact from currency.

•
BPO revenue increased 4% and represented 60% of total Services revenue. BPO growth was driven by our government healthcare, healthcare payer and customer care businesses as well as the benefits from recent acquisitions. Growth in these areas was partially offset by the elimination and runoff of our government and commercial student loan businesses.

•	DO revenue increased 3% and represented 27% of total Services revenue. DO growth was driven primarily by our new partner print services offerings as well as higher equipment sales.

•
ITO revenue increased 13% and represented 13% of total Services revenue. ITO growth was driven by the continued revenue ramp on prior period signings including several large deals signed in 2011. We expect ITO growth to moderate and return to normalized low single digit growth by the fourth quarter.

Segment Margin
Second quarter 2013 Services segment margin of 10.2% decreased 0.4-percentage points as compared to the second quarter 2012, as the decline in gross margin was partially offset by continued focus on SAG reductions which included benefits from restructuring. The Services segment margin improved sequentially from the first quarter 2013 by 0.9-percentage points.
Services segment margin for the six months ended June 30, 2013 of 9.8% decreased 0.2-percentage points from the prior year period, as the decline in gross margin was partially offset by continued focus on SAG reductions which included benefits from restructuring.
Services segment margin continues to be an area of focus and we are making progress to improve margins over the long term despite pressure from revenue mix related to the run-off of our government student loan business. Longer term, we are taking actions to improve our mix to higher value offerings while reducing our cost structure.
Metrics
Pipeline
Our total Services sales pipeline grew 10% over the second quarter 2012. This sales pipeline includes the Total Contract Value (TCV) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.

Xerox 2013 Form 10-Q

Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.
Signings were as follows:

(in billions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
BPO	$2.6	$5.4
DO	0.8	1.6
ITO	0.3	0.4
Total Signings	$3.7	$7.4

Signings increased 40% as compared to the second quarter 2012. Signings on a trailing twelve month basis increased 3% in relation to the comparable prior year period. The above DO signings amount does not include signings from our partner print services offerings.
Note: TCV is the estimated total revenue for future contracts for the pipeline or signed contracts for signings, as applicable.
Renewal Rate (BPO and ITO)
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. The second quarter 2013 contract renewal rate for BPO and ITO contracts was 95%, which exceeded our target range of 85% - 90%.
Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products. Document Technology revenue excludes the impact of growth in the Xerox document outsourcing business.
Revenue

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2013	2012		2013	2012
Equipment sales	$693	$709	(2)%	$1,290	$1,388	(7)%
Annuity revenue	1,570	1,661	(5)%	3,108	3,320	(6)%
Total Revenue	$2,263	$2,370	(5)%	$4,398	$4,708	(7)%
Second quarter 2013 Document Technology revenue of $2,263 million decreased 5% from the second quarter 2012, with no impact from currency. Document Technology revenue excludes the impact of growth in Document Outsourcing. Inclusive of Document Outsourcing, second quarter 2013 aggregate document-related revenue decreased 2% from the second quarter 2012. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 2% representing an improving trend from the first quarter 2013 decline of 12%. Equipment sales benefited from our recent mid-range product refresh and increased demand for color digital production presses as well as expanded coverage in the small and mid-size business market, which includes the benefits from recent acquisitions. These benefits were more than offset by the continued migration of customers to our rapidly growing partner print services offerings (included in our Services segment). Price declines were in the historical 5% to 10% range.

•
Annuity revenue decreased by 5%, driven by a modest decline in total pages, the continued migration of customers to our partner print services offering (included in our Services segment), a decrease in supplies sales to our OEM partners and a decline in financing revenue.

•	Document Technology revenue mix was 21% entry, 59% mid-range and 20% high-end, consistent with recent quarters.

Xerox 2013 Form 10-Q

Document Technology revenue for the six months ended June 30, 2013 of $4,398 million decreased 7% from the prior year period, with no impact from currency. Inclusive of Document Outsourcing, six months ended June 30, 2013 aggregate document-related revenue decreased 4% from the prior year period. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 7%. This decline was primarily driven by the continued migration of customers to our rapidly growing partner print services offerings (included in our Services segment) as well as the weak macro-economic environment. Price declines were in the historical 5% to 10% range.

•
Annuity revenue decreased by 6%, driven by a modest decline in total pages and revenue per page, the continued migration of customers to our partner print services offering (included in our Services segment), a decrease in supplies sales to our OEM partners and a decline in financing revenue.

•	Document Technology revenue mix was 21% entry, 58% mid-range and 21% high-end, consistent with recent quarters.
We expect equipment revenue to continue to be pressured in 2013 and, therefore, total revenue declines are expected to remain at the mid-single digit level for the Document Technology segment. The 2013 expected revenue decline for the Document Technology segment is consistent with the trend we have experienced for this segment over the past two years as we continue to transform the company from a technology-based equipment company to a document outsourcing services-based entity and customers continue to migrate their business to more services-based offerings. These services-based offerings are reported within our Services segment. This business is also heavily impacted by price and page declines. Consistent with this trend, annual revenue declines are expected in future years. However, we expect to manage the impact of those declines through measures to improve productivity and reduce costs and expenses.
Segment Margin
Second quarter 2013 Document Technology segment margin of 10.8% decreased by 0.5-percentage points from the second quarter 2012. The decline was driven by a 0.4-percentage point decline in gross margin as compared to second quarter 2012. The Document Technology segment margin improved sequentially from the first quarter 2013 by 2.0-percentage points.

Document Technology segment margin for the six months ended June 30, 2013 of 9.8% decreased by 1.1-percentage points from the prior year period. The decline was primarily driven by an increase in SAG as a percent of revenue due to lower revenue primarily driven by the overall weak macro-economic environment, mix impact and the timing of our restructuring actions.
Total Installs (Technology and Document Outsourcing1)
Install activity includes installations for document outsourcing and Xerox-branded products shipped to Global Imaging Systems (GIS). Details by product groups is shown below:
Entry
Installs for the second quarter 2013:

•	50% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6605, WorkCentre® 6015 and ColorQube 8700/8900.

•	1% decrease in color printers.

•	8% decrease in black-and-white multifunction devices driven by declines in developing markets.

Installs for the six months ended June 30, 2013:

•	32% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6605, WorkCentre® 6015 and ColorQube 8700/8900.

•	2% increase in color printers driven by demand for the Phaser 6600 family of products as well as an increase in sales to OEM partners.

•	15% decrease in black-and-white multifunction devices driven by declines in all geographies.

Xerox 2013 Form 10-Q

Mid-Range
Installs for the second quarter 2013 :

•	16% increase in installs of mid-range color devices driven by the first quarter 2013 launch of the ConnectKey products.

•	1% decrease in installs of mid-range black-and-white devices.

Installs for the six months ended June 30, 2013:

•	6% increase in installs of mid-range color devices driven by the first quarter 2013 launch of the ConnectKey products.

•	4% decrease in installs of mid-range black-and-white devices.

High-End
Installs for the second quarter 2013:

•
29% increase in installs of high-end color systems driven by growth across several product areas, including Entry Production Color and iGen, as we continue as the market leader in the Production Color segment.

•	11% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.

Installs for the six months ended June 30, 2013:

•
35% increase in installs of high-end color systems driven by growth across several product areas, including Entry Production Color and iGen, as we continue to strengthen our market leadership in the Production Color segment.

•	15% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.
Note: Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________

(1)	Equipment sales associated with Document Outsourcing are reported in our Services segment revenue.
Other
Revenue

Second quarter 2013 Other revenue of $183 million decreased 5% from the second quarter 2012, with no impact from currency. The decline is due primarily to lower revenue in our wide format business in addition to lower paper sales within developing markets.

Other revenue for the six months ended June 30, 2013 of $330 million decreased 9% from the prior year period, with no impact from currency. The decline is due primarily to lower revenue in our wide format business in addition to lower paper sales within developing markets.

Segment Margin
Second quarter 2013 Other segment loss of $61 million decreased $10 million from the second quarter 2012, primarily driven by a decrease in other expenses, net.
Other segment loss for the six months ended June 30, 2013 of $131 million increased $3 million from the prior year period, primarily driven by profit declines in our wide format business as well as an increase in non-financing interest expense. All non-financing interest expense is contained within the Other segment.

Xerox 2013 Form 10-Q

Discontinued Operations
During the second quarter 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American Paper business and entered into an agreement to sell our European Paper business.

As a result of these transactions, in the second quarter 2013 we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have been reclassified to conform to this presentation.

Restatement Summary:
Detailed below is the restatement for our Other segment and Total segment results, by quarter for 2013 and 2012 related to the reclassification of the North American and European Paper business to Discontinued Operations.

(in millions)	Q1	Q2	Q3	Q4	YTD
2013
Other segment revenue	$147	$183			$330
Total revenue	5,202	5,402			10,604

Other segment profit	$(70)	$(61)			$(131)
Total segment profit	390	484			874

Other segment margin	(47.6)%	(33.3)%			(39.7)%
Total segment margin	7.5%	9.0%			8.2%

2012
Other segment revenue	$172	$192	$169	$214	$747
Total revenue	5,331	5,368	5,275	5,763	21,737

Other segment profit	$(57)	$(71)	$(64)	$(64)	$(256)
Total segment profit	451	495	450	586	1,982

Other segment margin	(33.1)%	(37.0)%	(37.9)%	(29.9)%	(34.3)%
Total segment margin	8.5%	9.2%	8.5%	10.2%	9.1%

Capital Resources and Liquidity
Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access the financial capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

•
As of June 30, 2013 and December 31, 2012, total cash and cash equivalents were $929 million and $1,246 million, respectively. We had $50 million of borrowings under our Commercial Paper Program at June 30, 2013 as compared to none at December 31, 2012. There were no outstanding borrowings or letters of credit under our $2 billion Credit Facility for either period.

•
Operating cash flow for the six months ended June 30, 2013 was $446 million and we continue to expect full-year operating cash flow of $2.1 billion to $2.4 billion. Over the past three years we have consistently delivered strong cash flow from operations driven by the strength of our annuity-based revenue model. Cash flows from operations were $2,580 million, $1,961 million and $2,726 million for 2012, 2011 and 2010, respectively (2012 cash flows from operations included a benefit of approximately $580 from the sale of finance receivables).

Xerox 2013 Form 10-Q

Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Six Months Ended June 30,		Change
(in millions)	2013	2012
Net cash provided by operating activities	$446	$213	$233
Net cash used in investing activities	(320)	(312)	(8)
Net cash (used in) provided by financing activities	(428)	8	(436)
Effect of exchange rate changes on cash and cash equivalents	(15)	3	(18)
Decrease in cash and cash equivalents	(317)	(88)	(229)
Cash and cash equivalents at beginning of period	1,246	902	344
Cash and Cash Equivalents at End of Period	$929	$814	$115
Cash Flows from Operating Activities
Net cash provided by operating activities was $446 million for the six months ended June 30, 2013. The $233 million increase in operating cash from the prior year period was primarily due to the following:

•	$175 million increase primarily related to the timing of payments of accounts payable and accrued compensation.

•	$139 million increase due to lower contributions to our defined benefit pension plans. This was in line with our expectations.

•	$81 million increase from accounts receivable primarily due to lower revenue.

•	$52 million increase from lower spending for product software and up-front costs for outsourcing service contracts.

•	$129 million decrease due to lower net run-off of finance receivables primarily due to prior year finance receivables sales.

•	$57 million decrease due to higher growth in inventory reflecting the launch of new products as well as lower sales.

•	$32 million decrease due to the timing of settlements of our foreign currency derivative contracts. These derivatives primarily relate to our hedges of Yen inventory purchases.
Cash Flows from Investing Activities
Net cash used in investing activities was $320 million for the six months ended June 30, 2013. The $8 million increase in the use of cash from the prior year period was primarily due to the following:

•
$47 million increase in acquisitions. 2013 acquisitions include Zeno Office Solutions, Inc., for $59 million, Impika for $52 million and two smaller acquisitions totaling $20 million. 2012 acquisitions include RK Dixon for $58 million and two smaller acquisitions totaling $29 million.

•	$29 million decrease from lower capital expenditures (including internal use software).
Cash Flows from Financing Activities
Net cash used in financing activities was $428 million for the six months ended June 30, 2013. The $436 million decrease in cash from the prior year period was primarily due to the following:

•
$864 million decrease from net debt activity. 2013 reflects payments of $400 million on Senior Notes offset by an increase of $50 million in Commercial Paper and net proceeds of $29 million on other debt. 2012 reflects net proceeds of $1.1 billion on Senior Notes and an increase of $549 million in Commercial Paper offset by net payments on Senior Notes of $1.1 billion and $6 million on other debt.

•	$347 million increase as a result of lower share repurchases.

•	$56 million increase due to lower distributions to noncontrolling interests.

•	$44 million increase due to higher proceeds from the issuances of common stock under our stock option plans.

Xerox 2013 Form 10-Q

Customer Financing Activities and Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2013	December 31, 2012
Total Finance receivables, net(1)	$5,063	$5,313
Equipment on operating leases, net	516	535
Total Finance Assets, net(2)	$5,579	$5,848
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The decrease from December 31, 2012 includes $97 million due to currency.
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

(in millions)	June 30, 2013	December 31, 2012
Financing debt(1)	$4,882	$5,117
Core debt	3,267	3,372
Total Debt	$8,149	$8,489
____________________________

(1)
Financing debt includes $4,430 million and $4,649 million as of June 30, 2013 and December 31, 2012, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

The following summarizes our debt:

(in millions)	June 30, 2013	December 31, 2012
Principal debt balance(1)	$8,088	$8,410
Net unamortized discount	(60)	(63)
Fair value adjustments(2)	121	142
Total Debt	$8,149	$8,489
____________________________

(1)	Includes Commercial Paper of $50 million and $0 million as of June 30, 2013 and December 31, 2012, respectively.

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

Xerox 2013 Form 10-Q

Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Accounts receivable sales	$919	$1,215	$1,773	$2,090
Deferred proceeds	144	256	259	403
Loss on sales of accounts receivable	5	6	9	12
Estimated increase to operating cash flows(1)	17	169	33	100
____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency.

Accounts receivable sales in 2012 included sales under a revolving sales program in the U.S. During the three and six months ended June 30, 2012, receivables of $474 million and $566 million, respectively, were sold under this revolving facility program. The program was terminated in the third quarter 2012 and we negotiated a termination agreement to repurchase the then outstanding receivables.
Refer to Note 6 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information.

Sales of Finance Receivables
In 2012, we sold our entire interest in two separate portfolios of U.S. finance receivables from our Document Technology segment with a combined net carrying value of $682 million to a third-party financial institution for cash proceeds of $630 million and beneficial interests from the purchaser of $101 million.
The net impact of the 2013 operating cash flows from the sales of finance receivables is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net cash received for sales of finance receivables(1)	$—	$—	$—	$—
Collections on sold finance receivables(2)	(83)	—	(174)	—
Collections on beneficial interest	25	—	27	—
Estimated decrease to operating cash flows(1)	$(58)	$—	$(147)	$—
____________________________

(1)	Net of beneficial interest, fees and expenses.

(2)	Represents cash that would have been collected if we had not sold finance receivables.
Refer to Note 7 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information.
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

Xerox 2013 Form 10-Q

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2013 Q3	$674
2013 Q4	10
2014	1,100
2015	1,271
2016	962
2017	1,007
2018	1,002
2019	650
2020	—
2021	1,062
2022 and thereafter	350
Total	$8,088
Treasury Stock
There were no share repurchases during the six months ended June 30, 2013. Of the cumulative $6.0 billion of share repurchase authority granted by our Board of Directors, approximately 429.7 million shares at a cost of $4.7 billion, including fees, has been used through June 30, 2013.

Xerox 2013 Form 10-Q

Contractual Cash Obligations and Other Commercial Commitments and Contingencies

In June 2013, we entered into an agreement with a third-party service provider for software application development and systems integration services. The third-party is expected to perform services as a subcontractor on our larger outsourcing service arrangements where we provide system development and implementation services. The agreement is for seven years and requires us to purchase at least $100 million in services per year for an aggregate contract value of $700 million.

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
The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 12 – Financial Instruments in the Condensed Consolidated Financial Statements for further discussion and information on our financial risk management strategies.

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

Xerox 2013 Form 10-Q

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
As Reported(1)	$294	$0.23	$307	$0.22	$587	$0.46	$570	$0.41
Adjustments:
Amortization of intangible assets	51	0.04	51	0.04	102	0.08	101	0.08
Adjusted	$345	$0.27	$358	$0.26	$689	$0.54	$671	$0.49
Weighted average shares for adjusted EPS(2)		1,287		1,393		1,283		1,392
Fully diluted shares at end of period(3)						1,289
 ____________________________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Average shares for the calculation of adjusted EPS include 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was excluded.

(3)
Represents common shares outstanding at June 30, 2013 as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share for the second quarter 2013.

Effective Tax reconciliation:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012			Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported(1)	$332	$68	20.5%	$347	$64	18.4%	$632	$118	18.7%	$652	$139	21.3%
Adjustments:
Amortization of intangible assets	83	32		82	31		166	64		164	63
Adjusted	$415	$100	24.1%	$429	$95	22.1%	$798	$182	22.8%	$816	$202	24.8%
____________________________

(1)	Pre-tax income and Income tax expense from continuing operations attributable to Xerox.

Xerox 2013 Form 10-Q

Operating Income / Margin reconciliation:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012			Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$332	$5,402	6.1%	$347	$5,368	6.5%	$632	$10,604	6.0%	$652	$10,699	6.1%
Adjustments:
Amortization of intangible assets	83			82			166			164
Xerox restructuring charge	33			29			25			49
Other expenses, net	59			75			76			132
Adjusted Operating Income/Margin	$507	$5,402	9.4%	$533	$5,368	9.9%	$899	$10,604	8.5%	$997	$10,699	9.3%
Equity in net income of unconsolidated affiliates	36			31			83			71
Fuji Xerox restructuring charge	1			6			5			10
Litigation matters	—			—			(37)			—
Other expenses, net*	(60)			(75)			(76)			(132)
Segment Profit / Revenue	$484	$5,402	9.0%	$495	$5,368	9.2%	$874	$10,604	8.2%	$946	$10,699	8.8%
____________________________
* Includes rounding adjustments.

(1)	Profit and revenue from continuing operations attributable to Xerox.
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

Xerox 2013 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 18 – Contingencies and Litigation contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2012 Annual Report. The Risk Factors remain applicable from our 2012 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2013
During the quarter ended June 30, 2013, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent:

a.	Securities issued on April 30, 2013: Registrant issued 5,375 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $8.56 per DSU (aggregate price $46,010), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2013
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:
There were no share repurchases during the second quarter of 2013.

 Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	9,082	$8.60	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	7,610	8.79	n/a	n/a
Total	16,692
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2013 Form 10-Q

ITEM 5 — OTHER INFORMATION

The Company has deferred the grant date and valuation date of the 2013 Executive Long-Term Incentive Program awards by six months from July 1, 2013 to January 1, 2014. All performances shares that are earned will now vest in 2017. All other terms and conditions of the awards remain unchanged. This action is one of several measures the Company has implemented to reduce costs and expenses in 2013.

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
Date: August 2, 2013

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