Form 10-Q
period 2013-09-30
XEROX CORP
filed 2013-10-31
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at September 30, 2013
Common Stock, $1 par value	1,231,114,281 shares

Xerox 2013 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that unexpected costs will be incurred; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; our ability to recover capital investments; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk that our Services business could be adversely affected if we are unsuccessful in managing the ramp-up of new contracts; development of new products and services; our ability to protect our intellectual property rights; our ability to expand equipment placements; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; interest rates, cost of borrowing and access to credit markets; reliance on third parties for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 and our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2013 Form 10-Q

XEROX CORPORATION
FORM 10-Q
SEPTEMBER 30, 2013

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2013 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2013	2012	2013	2012
Revenues
Sales	$1,372	$1,389	$4,119	$4,268
Outsourcing, maintenance and rentals	3,757	3,726	11,383	11,255
Financing	133	160	364	451
Total Revenues	5,262	5,275	15,866	15,974
Costs and Expenses
Cost of sales	869	897	2,618	2,739
Cost of outsourcing, maintenance and rentals	2,698	2,668	8,184	7,983
Cost of financing	40	49	125	153
Research, development and engineering expenses	145	161	448	495
Selling, administrative and general expenses	1,018	1,032	3,100	3,139
Restructuring and asset impairment charges	35	14	60	63
Amortization of intangible assets	83	82	249	246
Other expenses, net	39	58	115	190
Total Costs and Expenses	4,927	4,961	14,899	15,008
Income before Income Taxes and Equity Income	335	314	967	966
Income tax expense	85	62	203	201
Equity in net income of unconsolidated affiliates	43	34	126	105
Income from Continuing Operations	293	286	890	870
(Loss) income from discontinued operations, net of tax	(2)	2	(22)	10
Net Income	291	288	868	880
Less: Net income attributable to noncontrolling interests	5	6	15	20
Net Income Attributable to Xerox	$286	$282	$853	$860

Amounts Attributable to Xerox:
Net income from continuing operations	$288	$280	$875	$850
Net (loss) income from discontinued operations	(2)	2	(22)	10
Net Income Attributable to Xerox	$286	$282	$853	$860

Basic Earnings per Share:
Continuing operations	$0.23	$0.21	$0.70	$0.63
Discontinued operations	—	—	(0.02)	0.01
Total Basic Earnings per Share	$0.23	$0.21	$0.68	$0.64
Diluted Earnings per Share:
Continuing operations	$0.22	$0.21	$0.68	$0.62
Discontinued operations	—	—	(0.01)	—
Total Diluted Earnings per Share	$0.22	$0.21	$0.67	$0.62

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2013 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net income	$291	$288	$868	$880
Less: Net income attributable to noncontrolling interests	5	6	15	20
Net Income Attributable to Xerox	286	282	853	860

Other Comprehensive Income (Loss), Net(1):
Translation adjustments, net	269	344	(178)	181
Unrealized gains (losses), net	14	(2)	7	(11)
Changes in defined benefit plans, net	(38)	(10)	121	—
Other Comprehensive Income (Loss), Net Attributable to Xerox	245	332	(50)	170

Comprehensive Income, Net	536	620	818	1,050
Less: Comprehensive income, net attributable to noncontrolling interests	5	6	15	20
Comprehensive Income, Net Attributable to Xerox	$531	$614	$803	$1,030

(1) Refer to Note 16 - Other Comprehensive Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2013 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$948	$1,246
Accounts receivable, net	2,989	2,866
Billed portion of finance receivables, net	138	152
Finance receivables, net	1,584	1,836
Inventories	1,152	1,011
Other current assets	1,259	1,162
Total current assets	8,070	8,273
Finance receivables due after one year, net	2,957	3,325
Equipment on operating leases, net	533	535
Land, buildings and equipment, net	1,485	1,556
Investments in affiliates, at equity	1,329	1,381
Intangible assets, net	2,586	2,783
Goodwill	9,169	9,062
Deferred tax assets, long-term	643	763
Other long-term assets	2,244	2,337
Total Assets	$29,016	$30,015
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,135	$1,042
Accounts payable	1,589	1,913
Accrued compensation and benefits costs	772	741
Unearned income	483	438
Other current liabilities	1,667	1,776
Total current liabilities	5,646	5,910
Long-term debt	6,406	7,447
Pension and other benefit liabilities	2,833	2,958
Post-retirement medical benefits	847	909
Other long-term liabilities	755	778
Total Liabilities	16,487	18,002
Series A Convertible Preferred Stock	349	349
Common stock	1,247	1,239
Additional paid-in capital	5,630	5,622
Treasury stock, at cost	(162)	(104)
Retained earnings	8,608	7,991
Accumulated other comprehensive loss	(3,277)	(3,227)
Xerox shareholders’ equity	12,046	11,521
Noncontrolling interests	134	143
Total Equity	12,180	11,664
Total Liabilities and Equity	$29,016	$30,015
Shares of common stock issued	1,247,126	1,238,696
Treasury stock	(16,012)	(14,924)
Shares of common stock outstanding	1,231,114	1,223,772

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2013 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Cash Flows from Operating Activities:
Net income	$291	$288	$868	$880
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	340	339	1,012	965
Provision for receivables	27	23	86	83
Provision for inventory	10	9	22	26
Net (gain) loss on sales of businesses and assets	(25)	5	(15)	2
Undistributed equity in net income of unconsolidated affiliates	(41)	(32)	(85)	(67)
Stock-based compensation	19	30	78	92
Restructuring and asset impairment charges	35	14	60	63
Payments for restructurings	(34)	(30)	(107)	(113)
Contributions to defined benefit pension plans	(64)	(73)	(162)	(310)
Increase in accounts receivable and billed portion of finance receivables	(55)	(413)	(557)	(1,021)
Collections of deferred proceeds from sales of receivables	140	94	371	350
Increase in inventories	(41)	(44)	(182)	(128)
Increase in equipment on operating leases	(79)	(65)	(207)	(200)
Decrease in finance receivables	400	412	519	687
Collections on beneficial interest from sales of finance receivables	16	—	43	—
Increase in other current and long-term assets	(38)	(34)	(158)	(196)
(Decrease) increase in accounts payable and accrued compensation	(61)	7	(123)	(230)
Increase (decrease) in other current and long-term liabilities	77	36	(34)	(126)
Net change in income tax assets and liabilities	56	32	95	93
Net change in derivative assets and liabilities	13	7	(28)	(2)
Other operating, net	(25)	(11)	(89)	(41)
Net cash provided by operating activities	961	594	1,407	807
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(84)	(110)	(253)	(283)
Proceeds from sales of land, buildings and equipment	41	1	52	8
Cost of additions to internal use software	(18)	(30)	(63)	(100)
Proceeds from sale of businesses	—	—	11	—
Acquisitions, net of cash acquired	(24)	(156)	(158)	(243)
Other investing, net	3	6	9	17
Net cash used in investing activities	(82)	(289)	(402)	(601)
Cash Flows from Financing Activities:
Net (payments) proceeds on debt	(610)	199	(931)	742
Common stock dividends	(77)	(63)	(201)	(177)
Preferred stock dividends	(6)	(6)	(18)	(18)
Proceeds from issuances of common stock	43	33	96	43
Excess tax benefits from stock-based compensation	12	10	13	10
Payments to acquire treasury stock, including fees	(162)	(361)	(172)	(718)
Repurchases related to stock-based compensation	(44)	(40)	(54)	(41)
Distributions to noncontrolling interests	(27)	(2)	(32)	(63)
Net cash used in financing activities	(871)	(230)	(1,299)	(222)
Effect of exchange rate changes on cash and cash equivalents	11	(7)	(4)	(4)
Increase (decrease) in cash and cash equivalents	19	68	(298)	(20)
Cash and cash equivalents at beginning of period	929	814	1,246	902
Cash and Cash Equivalents at End of Period	$948	$882	$948	$882

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
In the second quarter 2013 we completed the sale of our North American paper business and entered into an agreement to sell our European paper business, which is expected to be completed in the fourth quarter of 2013. Results from these paper-related businesses are reported as discontinued operations and all prior period results have been reclassified to reflect this change. Refer to Note 5 - Divestitures for additional information regarding discontinued operations.

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
Balance Sheet Offsetting: In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the Balance Sheet and instruments and transactions subject to an agreement similar to a master netting arrangement to enable users of their financial statements to understand the effects of offsetting and related arrangements on their financial position. In January 2013, the FASB issued ASU 2013-01, which limited the scope of this guidance to derivatives, repurchase type agreements and securities borrowing and lending transactions. The guidance from these updates was effective for our fiscal year beginning January 1, 2013. We currently report our derivative assets and liabilities on a gross basis in the Balance Sheet and none of our derivative instruments are subject to a master netting agreement. Accordingly, no additional disclosures were required upon adoption of these ASU's.
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

Xerox 2013 Form 10-Q

Hedge Accounting: In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The update also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard did not have a material impact on our financial condition or results of operations.
Income Taxes: In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides that under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance from this update is effective prospectively for our fiscal year beginning January 1, 2014. Retrospective application is permitted. We are currently assessing the impact, if any, from this update; the principal impact is expected to be related to the presentation and annual disclosures of our Unrecognized Tax Benefits.
Note 3 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. We report our financial performance based on the following two primary reportable segments – Services and Document Technology. Our Services segment operations involve delivery of a broad range of services, including business process, document and IT outsourcing. Our Document Technology segment includes the sale and support of a broad range of document systems from entry level to high-end.
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
As discussed in Note 5 - Divestitures, during the second quarter 2013, we completed the sale of our North American Paper business and entered into an agreement to sell our European Paper business. As a result of these transactions, in the second quarter 2013 we began to report these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have been reclassified to conform to this presentation.
Operating segment revenues and profitability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit (Loss)
2013
Services	$2,944	$292	$8,820	$866
Document Technology	2,159	261	6,557	692
Other	159	(55)	489	(186)
Total	$5,262	$498	$15,866	$1,372
2012
Services	$2,847	$269	$8,474	$830
Document Technology	2,259	245	6,967	758
Other	169	(66)	533	(194)
Total	$5,275	$448	$15,974	$1,394

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Pre-tax Income	2013	2012	2013	2012
Segment Profit	$498	$448	$1,372	$1,394
Reconciling items:
Restructuring and asset impairment charges	(35)	(14)	(60)	(63)
Restructuring charges of Fuji Xerox	(3)	(5)	(8)	(15)
Amortization of intangible assets	(83)	(82)	(249)	(246)
Litigation matters (Q1 2013 only)	—	—	37	—
Equity in net income of unconsolidated affiliates	(43)	(34)	(126)	(105)
Other	1	1	1	1
Pre-tax Income	$335	$314	$967	$966

Xerox 2013 Form 10-Q

Note 4 – Acquisitions

In April 2013, we acquired Florida-based Zeno Office Solutions, Inc. (Zeno), one of the Southeast's largest and fastest growing providers of print and IT solutions to small and mid-sized businesses, for approximately $59 in cash. This acquisition furthers our coverage in Florida, building on our strategy of expanding our network of locally-based companies focused on customers' requirements to improve their performance through efficiencies.

In February 2013, we acquired Impika, a leader in the design, manufacture and sale of production inkjet printing solutions used for industrial, commercial, security, label and package printing, for approximately $53 in cash. Impika, which is based in Aubagne, France, offers a portfolio of aqueous (water-based) inkjet presses based on proprietary technology. Through the addition of Impika's aqueous technology to our offerings, we expect to go to market with the industry's broadest range of digital presses, strengthening our leadership in digital color production printing.

Zeno and Impika are included in our Document Technology segment. Additionally, our Document Technology segment acquired one business for approximately $11 in cash and our Services segment acquired three businesses for a total of $31 in cash during the nine months ended September 30, 2013.

The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were allocated primarily to intangible assets and goodwill based on third-party valuations and management’s estimates.

Note 5 – Divestitures

During the second quarter 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American (N.A.) Paper business and entered into an agreement to sell our European Paper business. The decision to exit from the Paper distribution business was largely the result of management's objective to focus more on Services and innovative Document Technology. Net proceeds from the sale of the N.A. Paper business were approximately $10 and are reported as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

As a result of these transactions, we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have accordingly been reclassified to conform to this presentation. The sale of the European Paper business is expected to be completed in the fourth quarter of 2013. The net assets sold or expected to be sold in connection with these transactions are primarily related to working capital (accounts receivables and inventory) utilized in the business. As of September 30, 2013, total net assets held for sale were approximately $47 and are included in Other current assets in the Condensed Consolidated Balance Sheets.

In the second quarter of 2013 we recorded a net pre-tax loss of $23 for the disposition of our N.A. and European Paper businesses. The loss is primarily related to exit and disposal costs associated with these businesses. The disposals are expected to result in a reduction in headcount of approximately 300 employees, primarily in Europe.

The components of Discontinued Operations for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$82	$149	$369	$493
(Loss) Income from operations	$(2)	$3	$5	$15
Loss on disposal	—	—	(23)	—
Net (Loss) Income Before Income Taxes	(2)	3	(18)	15
Income tax expense	—	(1)	(4)	(5)
(Loss) Income From Discontinued Operations, Net of Tax	$(2)	$2	$(22)	$10
* Revenues from discontinued operations for the three months ended September 30, 2013 only reflects revenues from our European Paper business as the sale has not been completed. Revenues from discontinued operations for the nine months ended September 30, 2013 only reflects five months of revenues from our North American Paper business as a result of the completion of the sale on May 31, 2013.

Xerox 2013 Form 10-Q

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2013	December 31, 2012
Amounts billed or billable	$2,705	$2,639
Unbilled amounts	395	335
Allowance for doubtful accounts	(111)	(108)
Accounts Receivable, Net	$2,989	$2,866

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at September 30, 2013 and December 31, 2012 were approximately $1,045 and $1,049, respectively.

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
All of our arrangements involve the sale of our entire interest in groups of accounts receivables for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $129 and $116 at September 30, 2013 and December 31, 2012, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivable sold and derecognized from our balance sheet, $740 and $766 remained uncollected as of September 30, 2013 and December 31, 2012, respectively. Accounts receivables sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Accounts receivable sales	$814	$725	$2,587	$2,816
Deferred proceeds	125	122	384	525
Loss on sales of accounts receivable	4	4	13	16
Estimated decrease to operating cash flows(1)	(75)	(266)	(42)	(168)
__________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency. The three months ended September 30, 2012 includes $215 of cash outflows related to our terminated U.S. revolving facility.

Xerox 2013 Form 10-Q

Note 7 - Finance Receivables, Net
Sale of Finance Receivables
2013 Sales:
In September 2013, we sold our entire interest in a group of U.S. lease finance receivables with a net carrying value of $419 to a third-party financial institution for cash proceeds of $384 and a beneficial interest from the purchaser of $60. The lease contracts, including associated service and supply elements, were initially sold to a wholly-owned consolidated bankruptcy-remote limited purpose subsidiary, which in turn sold the principal and interest portions of such contracts to the third-party financial institution (the “ultimate purchaser”). As of September 30, 2013, the principal value of the receivables sold and derecognized from our balance sheet was $416 (sale value of approximately $456).

A pre-tax gain of $25 was recognized on this sale and is net of fees and expenses of approximately $3. We will continue to service the sold receivables for which we will receive a 1% servicing fee. We have concluded that the 1% servicing fee (approximately $7 over the expected life of the associated receivables) is adequate compensation and, accordingly, no servicing asset or liability was recorded.

The beneficial interest represents our right to receive future cash flows from the sold receivables, which exceed the servicing fee as well as the ultimate purchaser's initial investment and associated return on that investment. The beneficial interest was initially recognized at an estimate of fair value based on the present value of the expected future cash flows. The present value of the expected future cash flows was calculated using management's best estimate of key assumptions including credit losses, prepayment rate and an appropriate risk adjusted discount rate (all unobservable Level 3 inputs) for which we utilized annualized rates of 2.1%, 9.3% and 10.0%, respectively. These assumptions are supported by both our historical experience and anticipated trends relative to the particular portfolio of receivables sold. However, to assess the sensitivity on the fair value of the beneficial interest, we adjusted the credit loss rate, prepayment rate and discount rate assumptions individually by 10% and 20% while holding the other assumptions constant. Although the effect of multiple assumption changes was not considered in this analysis, a 10% or 20% adverse variation in any one of these three individual assumptions would each decrease the recorded beneficial interest by approximately $3 or less.
2012 Sales:
In 2012, we sold our entire interest in two separate portfolios of U.S. lease finance receivables with a combined net carrying value of $682 to a third-party financial institution for cash proceeds of $630 and beneficial interests from the purchaser of $101. A pre-tax gain of $44 ($23 in the third quarter 2012) was recognized on these sales and is net of additional fees and expenses of approximately $5. As of September 30, 2013, the principal value of the receivables sold and derecognized from our balance sheet was $445 (sales value of approximately $485).
Summary:
The lease portfolios sold were from our Document Technology segment and the gains on these sales are reported in Financing revenues within our Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests of $133, of which $58 and $75 is included in Other current assets and Other long-term assets, respectively, in the accompanying Condensed Consolidated Balance Sheets at September 30, 2013. The beneficial interests are held by a bankruptcy-remote subsidiary and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity and the associated interest rate risk is de minimis considering it has a weighted average life of less than 2 years. Collections on the beneficial interest were $16 and $43 for the three and nine months ended September 30, 2013, respectively.

Xerox 2013 Form 10-Q

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net cash received for sales of finance receivables(1)	$384	$311	$384	$311
Impact from prior sales of finance receivables(2)	(84)	—	(258)	—
Collections on beneficial interest	16	—	43	—
Estimated Increase to Operating Cash Flows	$316	$311	$169	$311
____________________________

(1)	Net of beneficial interest, fees and expenses.

(2)	Represents cash that would have been collected if we had not sold finance receivables.
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

Xerox 2013 Form 10-Q

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2012	$50	$31	$85	$4	$170
Provision	2	2	9	—	13
Charge-offs	(2)	(4)	(15)	—	(21)
Recoveries and other(1)	1	—	(3)	—	(2)
Balance at March 31, 2013	$51	$29	$76	$4	$160
Provision	6	3	10	2	21
Charge-offs	(2)	(3)	(14)	(1)	(20)
Recoveries and other(1)	(1)	—	2	—	1
Balance at June 30, 2013	$54	$29	$74	$5	$162
Provision	3	3	12	1	19
Charge-offs	(3)	(4)	(12)	—	(19)
Recoveries and other(1)	1	2	2	(1)	4
Sale of finance receivables	(12)	—	—	—	(12)
Balance at September 30, 2013	$43	$30	$76	$5	$154
Finance receivables as of September 30, 2013 collectively evaluated for impairment(2)	$1,587	$696	$2,279	$270	$4,832

Balance at December 31, 2011	$75	$33	$91	$2	$201
Provision	2	1	12	—	15
Charge-offs	(4)	(3)	(12)	—	(19)
Recoveries and other(1)	1	2	2	1	6
Balance at March 31, 2012	$74	$33	$93	$3	$203
Provision	3	2	11	1	17
Charge-offs	(5)	(4)	(15)	—	(24)
Recoveries and other(1)	1	—	(6)	(1)	(6)
Balance at June 30, 2012	$73	$31	$83	$3	$190
Provision	3	3	9	—	15
Charge-offs	(8)	(5)	(11)	—	(24)
Recoveries and other(1)	—	2	3	—	5
Sale of finance receivables	(9)	—	—	—	(9)
Balance at September 30, 2012	$59	$31	$84	$3	$177
Finance receivables as of September 30, 2012 collectively evaluated for impairment(2)	$2,384	$811	$2,466	$168	$5,829
 __________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $1 and $3, and the allowance for credit losses of $154 and $177 at September 30, 2013 and 2012, respectively.

(3)	Includes developing market countries and smaller units.
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

Xerox 2013 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	September 30, 2013				December 31, 2012
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$182	$75	$35	$292	$252	$147	$59	$458
Government and education	666	7	5	678	750	15	4	769
Graphic arts	118	58	100	276	92	90	137	319
Industrial	93	20	15	128	115	31	17	163
Healthcare	77	17	16	110	109	37	14	160
Other	53	21	29	103	70	39	34	143
Total United States	1,189	198	200	1,587	1,388	359	265	2,012
Finance and other services	128	102	31	261	151	116	40	307
Government and education	99	10	2	111	117	10	2	129
Graphic arts	34	32	23	89	37	34	30	101
Industrial	61	39	18	118	66	40	29	135
Other	67	39	11	117	75	43	11	129
Total Canada	389	222	85	696	446	243	112	801
France	268	299	117	684	274	294	134	702
U.K./Ireland	194	159	43	396	215	155	50	420
Central(1)	285	407	45	737	315	445	56	816
Southern(2)	120	191	59	370	139	230	73	442
Nordics(3)	46	43	3	92	49	36	9	94
Total Europe	913	1,099	267	2,279	992	1,160	322	2,474
Other	215	51	4	270	148	39	7	194
Total	$2,706	$1,570	$556	$4,832	$2,974	$1,801	$706	$5,481
_____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2013 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	September 30, 2013
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$9	$2	$1	$12	$280	$292	$16
Government and education	21	4	3	28	650	678	27
Graphic arts	14	2	1	17	259	276	10
Industrial	4	1	1	6	122	128	6
Healthcare	3	1	1	5	105	110	5
Other	3	1	—	4	99	103	5
Total United States	54	11	7	72	1,515	1,587	69
Canada	2	3	3	8	688	696	31
France	1	—	—	1	683	684	34
U.K./Ireland	2	2	2	6	390	396	4
Central(1)	5	2	4	11	726	737	25
Southern(2)	19	8	13	40	330	370	65
Nordics(3)	2	—	—	2	90	92	—
Total Europe	29	12	19	60	2,219	2,279	128
Other	6	1	—	7	263	270	—
Total	$91	$27	$29	$147	$4,685	$4,832	$228

	December 31, 2012
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$12	$3	$2	$17	$441	$458	$18
Government and education	21	5	3	29	740	769	42
Graphic arts	16	1	1	18	301	319	12
Industrial	5	2	1	8	155	163	6
Healthcare	6	2	1	9	151	160	9
Other	5	1	1	7	136	143	6
Total United States	65	14	9	88	1,924	2,012	93
Canada	2	3	2	7	794	801	30
France	—	5	1	6	696	702	22
U.K./Ireland	2	—	2	4	416	420	2
Central(1)	3	2	4	9	807	816	30
Southern(2)	20	8	14	42	400	442	72
Nordics(3)	1	—	—	1	93	94	—
Total Europe	26	15	21	62	2,412	2,474	126
Other	2	1	—	3	191	194	—
Total	$95	$33	$32	$160	$5,321	$5,481	$249
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2013 Form 10-Q

Note 8 – Inventories
The following is a summary of Inventories by major category:

	September 30, 2013	December 31, 2012
Finished goods	$961	$844
Work-in-process	76	61
Raw materials	115	106
Total Inventories	$1,152	$1,011

Note 9 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fuji Xerox	$40	$32	$117	$97
Other investments	3	2	9	8
Total Equity in Net Income of Unconsolidated Affiliates	$43	$34	$126	$105
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Summary of Operations:
Revenues	$2,909	$3,192	$8,653	$9,586
Costs and expenses	2,670	2,988	7,960	8,928
Income before income taxes	239	204	693	658
Income tax expense	72	68	197	246
Net Income	167	136	496	412
Less: Net income – noncontrolling interests	1	2	4	4
Net Income – Fuji Xerox	$166	$134	$492	$408
Weighted Average Exchange Rate(1)	98.89	78.61	96.61	79.47
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2013 Form 10-Q

Note 10 – Restructuring Programs
During the nine months ended September 30, 2013, we recorded net restructuring and asset impairment charges from continuing operations of $60, which included approximately $78 of severance costs related to headcount reductions of approximately 3,300 employees primarily in North America. These costs were offset by $18 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the nine months ended September 30, 2013 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2012	$123	$7	$—	$130
Provision	78	—	—	78
Reversals	(18)	—	—	(18)
Net Current Period Charges - Continuing Operations(1)	60	—	—	60
Discontinued operations(3)	4	—	—	4
Total Net Current Period Charges	64	—	—	64
Charges against reserve and currency	(105)	(2)	—	(107)
Balance at September 30, 2013	$82	$5	$—	$87
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.

(3)	Refer to Note 5 - Divestitures for additional information regarding discontinued operations.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Charges against reserve	$(34)	$(29)	$(107)	$(114)
Asset impairment	—	—	—	2
Effects of foreign currency and other non-cash items	—	(1)	—	(1)
Restructuring Cash Payments	$(34)	$(30)	$(107)	$(113)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Services	$10	$6	$18	$25
Document Technology	25	8	42	37
Other	—	—	—	1
Total Net Restructuring Charges	$35	$14	$60	$63

Xerox 2013 Form 10-Q

Note 11 – Debt

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense(1)	$100	$105	$308	$325
Interest income(2)	136	163	373	461
____________________________

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Net (Payments) Proceeds on Debt
Net proceeds on debt as shown on the Condensed Consolidated Statements of Cash Flows was as follows:

	Nine Months Ended September 30,
	2013	2012
Net proceeds on short-term debt	$6	$742
Proceeds from issuance of long-term debt(1)	102	1,112
Payments on long-term debt	(1,039)	(1,112)
Net (Payments) Proceeds on Debt	$(931)	$742
____________________________

(1)	Includes net proceeds of $39 from the sale and capital leaseback of a building in the U.S.

Note 12 – Financial Instruments
Interest Rate Risk Management
We may use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.

At September 30, 2013 and December 31, 2012, we did not have any interest rate swaps outstanding.
Foreign Exchange Risk Management
We are a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:

•	Foreign currency-denominated assets and liabilities

•	Forecasted purchases and sales in foreign currency

Xerox 2013 Form 10-Q

Summary of Foreign Exchange Hedging Positions
At September 30, 2013, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,826, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 81% of these contracts mature within three months, 10% in three to six months and 9% in six to twelve months.
The following is a summary of the primary hedging positions and corresponding fair values as of September 30, 2013:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Japanese Yen/U.S. Dollar	$574	$(10)
U.S. Dollar/Euro	513	(9)
Euro/U.K. Pound Sterling	383	(2)
Japanese Yen/Euro	367	(16)
U.K. Pound Sterling/U.S. Dollar	242	—
U.K. Pound Sterling/Euro	146	2
Canadian Dollar/Euro	97	—
Euro/U.S. Dollar	92	1
Mexican Peso/U.S. Dollar	67	(1)
Indian Rupee/U.S. Dollar	54	(1)
Philippine Peso/U.S. Dollar	47	—
U.S. Dollar/Japanese Yen	38	—
Euro/Danish Krone	28	—
U.S. Dollar/Peruvian Nuevo Sol	26	—
All Other	152	—
Total Foreign Exchange Hedging	$2,826	$(36)
__________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at September 30, 2013.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net liability fair value of these contracts was $33 and $48 as of September 30, 2013 and December 31, 2012, respectively.

Xerox 2013 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$4	$3
	Other current liabilities	(37)	(51)
	Net Designated Derivative Liability	$(33)	$(48)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$7	$8
	Other current liabilities	(10)	(31)
	Net Undesignated Derivative Asset (Liability)	$(3)	$(23)

Summary of Derivatives	Total Derivative Assets	$11	$11
	Total Derivative Liabilities	(47)	(82)
	Net Derivative Liability	$(36)	$(71)
Summary of Derivative Instruments Gains (Losses)

Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses): The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Three Months Ended September 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Three Months Ended September 30,
	2013	2012		2013	2012
Foreign exchange contracts – forwards	$(13)	$8	Cost of sales	$(35)	$8

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion) Nine Months Ended September 30,		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion) Nine Months Ended September 30,
	2013	2012		2013	2012
Foreign exchange contracts – forwards	$(81)	$16	Cost of sales	$(89)	$29

Xerox 2013 Form 10-Q

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At September 30, 2013, net after-tax losses of $33 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain (Loss)	2013	2012	2013	2012
Foreign exchange contracts – forwards	Other expense – Currency losses, net	$(12)	$(6)	$(45)	$(1)
During the three and nine months ended September 30, 2013, Currency gains, net were $0 and $7, respectively. During the three and nine months ended September 30, 2012, Currency gains/losses, net were less than $1, respectively. Net Currency gains and losses are included in Other expenses, net and include the mark-to market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.
Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2013	December 31, 2012
Assets:
Foreign exchange contracts-forwards	$11	$11
Deferred compensation investments in cash surrender life insurance	85	77
Deferred compensation investments in mutual funds	27	23
Total	$123	$111
Liabilities:
Foreign exchange contracts-forwards	$47	$82
Deferred compensation plan liabilities	120	110
Total	$167	$192
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

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$948	$948	$1,246	$1,246
Accounts receivable, net	2,989	2,989	2,866	2,866
Short-term debt	1,135	1,137	1,042	1,051
Long-term debt	6,406	6,857	7,447	8,040
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

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows for the three months ended September 30:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Costs:
Service cost	$2	$28	$24	$21	$2	$3
Interest cost	37	47	64	66	8	9
Expected return on plan assets	(41)	(53)	(78)	(76)	—	—
Recognized net actuarial loss	2	12	20	14	—	—
Amortization of prior service credit	(1)	(6)	(1)	—	(10)	(10)
Recognized settlement loss	20	25	—	—	—	—
Defined Benefit Plans	19	53	29	25	—	2
Defined contribution plans	15	7	7	10	—	—
Net Periodic Benefit Cost	34	60	36	35	—	2

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial gain	—	—	—	—	—	(31)
Amortization of prior service credit	1	6	1	—	10	10
Amortization of net actuarial loss	(22)	(37)	(20)	(14)	—	—
Total Recognized in Other Comprehensive Income(1)	(21)	(31)	(19)	(14)	10	(21)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$13	$29	$17	$21	$10	$(19)
_____________________________

(1)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 16 - Other Comprehensive Income for related tax effects and the after-tax amounts.

Xerox 2013 Form 10-Q

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows for the nine months ended September 30:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefit Costs:
Service cost	$7	$84	$69	$62	$7	$7
Interest cost	109	139	193	202	25	31
Expected return on plan assets	(130)	(157)	(235)	(229)	—	—
Recognized net actuarial loss	16	39	58	40	1	1
Amortization of prior service credit	(1)	(17)	(1)	—	(32)	(31)
Recognized curtailment gain	—	—	(6)	—	—	—
Recognized settlement loss	99	55	—	—	—	—
Defined Benefit Plans	100	143	78	75	1	8
Defined contribution plans	53	22	20	26	—	—
Net Periodic Benefit Cost	153	165	98	101	1	8

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial gain	11	(19)	—	—	(36)	(31)
Amortization of prior service credit	1	17	1	—	32	31
Amortization of net actuarial loss	(115)	(94)	(58)	(40)	(1)	(1)
Total Recognized in Other Comprehensive Income(1)	(103)	(96)	(57)	(40)	(5)	(1)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$50	$69	$41	$61	$(4)	$7
_____________________________

(1)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 16 - Other Comprehensive Income for related tax effects and the after-tax amounts.
Contributions: During the nine months ended September 30, 2013, we made cash contributions of $162 ($20 U.S. and $142 Non-U.S.) to our defined benefit pension plans and and $52 to our retiree health benefit plans. We presently anticipate additional cash contributions of $33 ($6 U.S. and $27 Non-U.S.) to our defined benefit pension plans and $28 to our retiree health benefit plans in 2013 for total full-year cash contributions of approximately $195 ($26 U.S. and $169 Non-U.S.) to our defined benefit pension plans and $80 to our retiree health benefit plans.

Xerox 2013 Form 10-Q

Note 15 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$1,239	$5,622	$(104)	$7,991	$(3,227)	$11,521	$143	$11,664
Comprehensive income (loss), net	—	—	—	853	(50)	803	15	818
Cash dividends declared- common stock(2)	—	—	—	(218)	—	(218)	—	(218)
Cash dividends declared - preferred stock(3)	—	—	—	(18)	—	(18)	—	(18)
Stock option and incentive plans, net	24	106	—	—	—	130	—	130
Payments to acquire treasury stock, including fees	—	—	(172)	—	—	(172)	—	(172)
Cancellation of treasury stock	(16)	(98)	114	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Balance at September 30, 2013	$1,247	$5,630	$(162)	$8,608	$(3,277)	$12,046	$134	$12,180

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$1,353	$6,317	$(124)	$7,046	$(2,716)	$11,876	$149	$12,025
Comprehensive income, net	—	—	—	860	170	1,030	20	1,050
Cash dividends declared-common stock(2)	—	—	—	(172)	—	(172)	—	(172)
Cash dividends declared-preferred stock(3)	—	—	—	(18)	—	(18)	—	(18)
Contribution of common stock to U.S. pension plan	15	115	—	—	—	130	—	130
Stock option and incentive plans, net	17	81	—	—	—	98	—	98
Payments to acquire treasury stock, including fees	—	—	(718)	—	—	(718)	—	(718)
Cancellation of treasury stock	(63)	(418)	481	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Balance at September 30, 2012	$1,322	$6,095	$(361)	$7,716	$(2,546)	$12,226	$140	$12,366
_____________________________

(1)	Refer to Note 16 - Other Comprehensive Income for components of AOCL.

(2)	Cash dividends declared on common stock of $0.0575 per share in all quarters of 2013 and $0.0425 per share in all quarters of 2012.

(3)	Cash dividends declared on preferred stock of $20.00 per share in all quarters of 2013 and 2012.

Xerox 2013 Form 10-Q

Treasury Stock
The following is a summary of the purchases of common stock made during the nine months ended September 30, 2013 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2012	14,924	$104
Purchases (1)	17,372	172
Cancellations	(16,284)	(114)
September 30, 2013	16,012	$162
____________________________

(1)	Includes associated fees.

Note 16 - Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$266	$269	$343	$344	$(185)	$(178)	$176	$181
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges - (losses) gains	(13)	(11)	8	4	(81)	(57)	16	11
Changes in cash flow hedges reclassed to earnings(1)	35	24	(8)	(6)	89	62	(29)	(22)
Other gains	1	1	—	—	2	2	—	—
Net Unrealized Gains (Losses)	23	14	—	(2)	10	7	(13)	(11)

Defined Benefit Plans Gains (Losses):
Net actuarial gain	—	—	31	19	25	15	50	31
Prior service amortization(2)	(12)	(7)	(16)	(10)	(34)	(21)	(48)	(30)
Actuarial loss amortization(2)	42	29	51	33	174	116	135	88
Fuji Xerox changes in defined benefit plans, net(3)	11	11	7	7	7	7	(34)	(34)
Other (losses) gains(4)	(71)	(71)	(59)	(59)	4	4	(55)	(55)
Change in Defined Benefit Plans (Losses) Gains	(30)	(38)	14	(10)	176	121	48	—

Other Comprehensive Income (Loss) Attributable to Xerox	$259	$245	$357	$332	$1	$(50)	$211	$170
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2013	December 31, 2012
Cumulative translation adjustments	$(1,004)	$(826)
Benefit plans net actuarial losses and prior service credits(1)	(2,243)	(2,364)
Other unrealized losses, net	(30)	(37)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(3,277)	$(3,227)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2013 Form 10-Q

Note 17 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$288	$280	$875	$850
Accrued dividends on preferred stock	(6)	(6)	(18)	(18)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	282	274	857	832
Net (loss) income from discontinued operations attributable to Xerox	(2)	2	(22)	10
Adjusted Net Income Available to Common Shareholders	$280	$276	$835	$842
Weighted-average common shares outstanding	1,236,485	1,293,513	1,230,787	1,320,422
Basic Earnings (Loss) per Share:
Continuing operations	$0.23	$0.21	$0.70	$0.63
Discontinued operations	—	—	(0.02)	0.01
Total	$0.23	$0.21	$0.68	$0.64

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$288	$280	$875	$850
Accrued dividends on preferred stock	—	(6)	—	(18)
Interest on convertible securities, net	—	—	1	1
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$288	$274	$876	$833
Net (loss) income from discontinued operations attributable to Xerox	(2)	2	(22)	10
Adjusted Net Income Available to Common Shareholders	$286	$276	$854	$843
Weighted-average common shares outstanding	1,236,485	1,293,513	1,230,787	1,320,422
Common shares issuable with respect to:
Stock options	5,225	3,335	5,422	5,369
Restricted stock and performance shares	14,910	20,028	18,429	21,227
Convertible preferred stock	26,966	—	26,966	—
Convertible securities	1,992	1,992	1,992	1,992
Adjusted Weighted Average Common Shares Outstanding	1,285,578	1,318,868	1,283,596	1,349,010
Diluted Earnings (Loss) per Share:
Continuing operations	$0.22	$0.21	$0.68	$0.62
Discontinued operations	—	—	(0.01)	—
Total	$0.22	$0.21	$0.67	$0.62

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (shares in thousands):
Stock options	13,102	38,430	12,905	36,395
Restricted stock and performance shares	12,016	24,327	8,497	23,128
Convertible preferred stock	—	26,966	—	26,966
Total Anti-Dilutive Securities	25,118	89,723	21,402	86,489

Dividends per Common Share	$0.0575	$0.0425	$0.1725	$0.1275

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
As of September 30, 2013, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $979 with the decrease from December 31, 2012 balance of approximately $1,010, resulting from currency and the adjustments for closed cases offset by a new case and interest. With respect to the unreserved balance of $979, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2013 we had $179 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $8 and additional letters of credit of approximately $238, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

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

Xerox 2013 Form 10-Q

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
Other Contingencies
We have issued or provided the following guarantees as of September 30, 2013:

•
$451 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$759 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2013, we serviced a FFEL portfolio of approximately 3.3 million loans with an outstanding principal balance of approximately $47.2 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2013, other current liabilities include reserves of approximately $3 for losses on defaulted loans purchased.

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

Overview
Total revenue of $5.3 billion for the three months ended September 30, 2013 was flat from the prior year with a 1% positive impact from currency. Services segment revenues increased 3% reflecting growth in all three of our outsourcing service offerings. Services segment revenues represent 56% of total revenues. Services segment margin of 9.9% increased 0.5-percentage points as compared to the prior year, reflecting cost improvements from restructuring as well as lower compensation-related expenses. During the third quarter, signings decreased 7% as compared to the prior year due to a lower value of renewals, and the renewal rate for our BPO/ITO contracts was 89%, which is at the high-end of our target range of 85% to 90%. Document Technology segment revenues declined by 4% with a 1% positive impact from currency. The decline reflects the continued migration of customers to Xerox managed print services (included in our Services segment) and price declines partially offset by the benefits from the recent refresh of our mid-range products and improving trends on our high-end products. Document Technology segment margin of 12.1% increased by 1.3-percentage points as compared to the prior year, reflecting the benefits from productivity improvements including restructuring savings and favorable currency impacts.
Total revenue of $15.9 billion for the nine months ended September 30, 2013 decreased 1% from the prior year with no impact from currency. Services segment revenues increased 4% reflecting growth in all three of our outsourcing service offerings. Services segment margin of 9.8% was flat as compared to the prior year. Document Technology segment revenues declined by 6% primarily due to the continued migration of customers to Xerox managed print services and price declines. Document Technology segment margin of 10.6% decreased by 0.3-percentage points as compared to the prior year.
Net income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2013 was $288 million and $875 million, respectively, and included $52 million and $154 million, respectively, of after-tax amortization of intangibles. Net income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2012 was $280 million and $850 million, respectively, and included $51 million and $152 million, respectively, of after-tax amortization of intangibles.

Xerox 2013 Form 10-Q

Cash flow from operations was $1,407 million for the nine months ended September 30, 2013, as compared to $807 million from the prior year period, reflecting lower cash usage from accounts receivables and accounts payables as well as lower pension contributions. Cash used in investing activities of $402 million reflects capital expenditures of $316 million and acquisitions of $158 million partially offset by $52 million of proceeds primarily from building sales. Cash used in financing activities was $1,299 million reflecting $931 million net payments on debt, $219 million for dividends and $172 million for share repurchases. The debt repayments include the payment of $1 billion of Senior Notes.
In summary, the third quarter 2013 results reflect solid performance for our Services and Document Technology segments. Although year-to-date services signings were strong and the renewal rate for contracts is within our target range, we do expect pressure on segment revenue and margin in the fourth quarter 2013 as compared to the prior year. Our Document Technology segment results benefited from the transition to new products and sales of high-end products; however, segment margin will likewise be pressured in the fourth quarter 2013 as compared to the prior year. We continue to focus on improving our cost infrastructure and aligning our investments and capital consistent with expected market opportunities.
During the second quarter 2013, we completed the sale of our North American paper business to Domtar Corporation and entered into an agreement to sell our European paper business to Antalis. The sale of our European paper business is expected to be completed in the fourth quarter 2013. As a result of these transactions, in the second quarter 2013 we began to report the results from these businesses as discontinued operations. Refer to Note 5 - Divestitures in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Financial Review
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	% Change	2013	2012	% Change	% of Total Revenue 2013	% of Total Revenue 2012
Equipment sales	$811	$805	1%	$2,390	$2,462	(3)%	15%	15%
Annuity revenue	4,451	4,470	—%	13,476	13,512	—%	85%	85%
Total Revenue	$5,262	$5,275	—%	$15,866	$15,974	(1)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,372	$1,389	(1)%	$4,119	$4,268	(3)%
Less: Supplies, paper and other sales	(561)	(584)	(4)%	(1,729)	(1,806)	(4)%
Equipment Sales	$811	$805	1%	$2,390	$2,462	(3)%
Outsourcing, maintenance and rentals	$3,757	$3,726	1%	$11,383	$11,255	1%
Add: Supplies, paper and other sales	561	584	(4)%	1,729	1,806	(4)%
Add: Financing	133	160	(17)%	364	451	(19)%
Annuity Revenue	$4,451	$4,470	—%	$13,476	$13,512	—%
Third quarter 2013 Total revenues was flat compared to the third quarter 2012, with a 1-percentage point positive impact from currency, and reflected the following:

Xerox 2013 Form 10-Q

•	Annuity revenue was flat compared to the third quarter 2012, including a 1-percentage point positive impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,757 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. An increase of 1% was driven by an increase in outsourcing revenue in our Services segment, partially offset by a decline in maintenance revenue due to moderately lower page volumes.

◦
Supplies, paper and other sales of $561 million includes unbundled supplies and other sales, primarily within our Document Technology segment. A decrease of 4% was driven by a lowering of channel supplies inventories in the U.S. as well as moderately lower supplies demand.

◦
Financing revenue declined by 17% from the third quarter 2012. Approximately $15 million of the decrease in revenue was related to the 2012 sales of finance receivables, with the remainder of the decrease due to lower volume of new finance receivables. The third quarter 2013 included a gain of $25 million from the sale of finance receivables from our Document Technology segment while the third quarter 2012 included a gain of $23 million from a similar sale of finance receivables.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue increased 1% as compared to the third quarter 2012, including a 1-percentage point positive impact from currency. Recent product introductions and a positive mix impact were offset by price declines in the range of 5% to 10%, which were consistent with prior periods.

Total revenues for the nine months ended September 30, 2013 decreased 1% compared to the prior year period, with no impact from currency, and reflected the following:

•	Annuity revenue was flat compared to the prior year period and is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $11,383 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. An increase of 1% from the prior year period was driven by an increase in outsourcing revenue in our Services segment, partially offset by a decline in maintenance revenue, due to moderately lower page volumes and revenue per page.

◦
Supplies, paper and other sales of $1,729 million includes unbundled supplies and other sales, primarily within our Document Technology segment. A decrease of 4% from the prior period was driven by a decrease in supplies sales to OEM partners, a general lowering of channel inventories and moderately lower supplies demand.

◦
Financing revenue declined by 19% from the prior year period. Approximately $40 million of the decrease in revenue was related to the 2012 sales of finance receivables with the remainder of the decrease due to lower volume of new finance receivables. Year-to-date 2013 included a gain of $25 million on the sale of finance receivables while year-to-date 2012 included a gain of $23 million on a similar sale of receivables.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue declined 3% as compared to the prior year period. Declines were driven primarily by the weak macro-economic environment and mix impact in the first half of the year. Year-to-date price declines were in the range of 5% to 10% and are consistent in all quarters.

Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2013 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Total Gross Margin	31.5%	31.5%	—	31.1%	31.9%	(0.8) pts
RD&E as a % of Revenue	2.8%	3.1%	(0.3) pts	2.8%	3.1%	(0.3) pts
SAG as a % of Revenue	19.3%	19.6%	(0.3) pts	19.5%	19.7%	(0.2) pts
Operating Margin(1)	9.4%	8.9%	0.5 pts	8.8%	9.2%	(0.4) pts
Pre-tax Income Margin	6.4%	6.0%	0.4 pts	6.1%	6.0%	0.1 pts
Operating Margin
Third quarter 2013 operating margin1 of 9.4% increased 0.5-percentage points as compared to the third quarter 2012. This increase was driven primarily by a decline in operating expenses as gross margin remained flat.
Operating margin1 for the nine months ended September 30, 2013 of 8.8% decreased 0.4-percentage points as compared to the prior year period. This decrease was driven primarily by a decline in gross margin partially offset by a decline in operating expenses.

(1)	Refer to the Operating Margin reconciliation table in the Non-GAAP Financial Measures section.
Gross Margins
Total Gross Margin
Total gross margin for the third quarter 2013 of 31.5% was flat as compared to the third quarter 2012. An increase in the Document Technology gross margin was offset by the impact of a higher mix of Services revenue.
Total gross margin for the nine months ended September 30, 2013 of 31.1% decreased 0.8-percentage points as compared to the prior year period. This decrease was driven by revenue mix within the Services segment, contract ramp, as well as the continued increase of Services revenue as a percent of total revenue.
Services Gross Margin
Services segment gross margin for the third quarter 2013 was flat as compared to the third quarter 2012 as productivity improvements and restructuring benefits offset the impact of price declines and lower volumes in some areas of the business.
Services segment gross margin for the nine months ended September 30, 2013 decreased by 0.5-percentage points as compared to the prior year period. The decrease was driven by the revenue mix within the segment and contract ramp within document outsourcing. Productivity improvement and restructuring savings more than offset the impact of price declines.
Document Technology Gross Margin
Document Technology segment gross margin for the third quarter 2013 increased 1.0-percentage points as compared to the third quarter 2012. The increase was driven by cost productivities and the benefit from currency on our Yen based purchases that more than offset price declines.
Document Technology segment gross margin for the nine months ended September 30, 2013 increased 0.2-percentage points as compared to the prior year period. The increase was primarily driven by cost productivities and the benefit from currency on our Yen based purchases which more than offset the impact of price declines.

Xerox 2013 Form 10-Q

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
R&D	$115	$133	$(18)	$358	$411	$(53)
Sustaining engineering	30	28	2	90	84	6
Total RD&E Expenses	$145	$161	$(16)	$448	$495	$(47)

Third quarter 2013 RD&E as a percentage of revenue of 2.8% decreased 0.3-percentage points from the third quarter 2012. In addition to lower spending and improved productivity, this decrease was driven by the positive mix impact of the continued growth in Services revenue, which historically has a lower RD&E as a percentage of revenue.

RD&E of $145 million was $16 million lower than the third quarter 2012, reflecting the impact of restructuring and productivity improvements.
RD&E as a percentage of revenue for the nine months ended September 30, 2013 of 2.8% decreased 0.3-percentage points from the prior year period. In addition to lower spending and improved productivity, this decrease was driven by the positive mix impact of the continued growth in Services revenue, which historically has a lower RD&E as a percentage of revenue.

RD&E of $448 million for the nine months ended September 30, 2013 was $47 million lower than the prior year period, reflecting the impact of restructuring and productivity improvements.

Innovation continues to be a core strength and we continue to invest at levels that enhance our innovation, particularly in services, color and software. Xerox R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 19.3% decreased 0.3-percentage points from the third quarter 2012. The decrease was driven by spending reductions reflecting benefits from restructuring and productivity improvements, lower compensation-related expenses as well as the positive mix impact from the continued growth in Services revenue, which historically has a lower SAG as a percentage of revenue.

SAG of $1,018 million was $14 million lower than the third quarter 2012 and included a $1 million unfavorable impact from currency for the quarter. SAG expenses reflect the following:

•
$19 million decrease in selling expenses, driven primarily by benefits from restructuring and productivity improvements as well as lower compensation-related expenses. These decreases were partially offset by the impact of acquisitions and advertising programs.

•	General and administrative expenses were flat as savings from restructuring and productivity improvements were offset by the impact of acquisitions.

•	$5 million increase in bad debt expenses to $27 million, driven primarily by increased bad debt levels in Europe. Bad debt expense for the quarter remained at less than one percent of receivables.
SAG as a percentage of revenue for the nine months ended September 30, 2013 of 19.5% decreased 0.2-percentage points from the prior year period. The decrease was driven by spending reductions reflecting benefits from restructuring and productivity improvements, lower compensation related expenses as well as the positive mix impact from the continued growth in Services revenue, which historically has a lower SAG as a percentage of revenue. This was partially offset by lower revenue in our Document Technology segment.

SAG of $3,100 million for the nine months ended September 30, 2013 was $39 million lower than the prior year period and included a $2 million favorable impact from currency. SAG expenses reflect the following:

•
$60 million decrease in selling expenses, driven primarily by benefits from restructuring and productivity improvements as well as lower compensation-related expenses. These decreases were partially offset by the impact of acquisitions and investments associated with our mid-range product launch.

•	$12 million increase in general and administrative expenses, as restructuring savings and productivity improvements were more than offset by the impact of acquisitions.

•	$9 million increase in bad debt expenses to $85 million.

Xerox 2013 Form 10-Q

Restructuring and Asset Impairment Charges
During the third quarter 2013, we recorded net restructuring and asset impairment charges of $35 million, which included approximately $38 million of severance costs related to headcount reductions of approximately 2,150 employees primarily in North America. These costs were partially offset by $3 million of net reversals and adjustments in estimated reserves from prior period initiatives.
During the nine months ended September 30, 2013, we recorded net restructuring and asset impairment charges of $60 million, reflecting $78 million of severance costs related to headcount reductions of approximately 3,300 employees primarily in North America. These costs were partially offset by $18 million of net reversals and adjustment in estimated reserves from prior period initiatives.

During the third quarter 2012, we recorded net restructuring and asset impairment charges of $14 million, which included approximately $17 million of severance costs related to headcount reductions of approximately 870 employees primarily in North America. These costs were partially offset by $3 million of net reversals for changes in estimated reserves from prior period initiatives.

During the nine months ended September 30, 2012 , we recorded net restructuring and asset impairment charges of $63 million, which included approximately $67 million of severance costs related to headcount reductions of approximately 2,000 employees primarily in North America and $7 million of lease cancellation and asset impairment charges. These costs were partially offset by $11 million of net reversals for changes in estimated reserves from prior period initiatives.
The restructuring reserve balance as of September 30, 2013, for all programs was $87 million, of which approximately $78 million is expected to be spent over the next twelve months.
We expect to incur additional restructuring charges of approximately $0.02 per diluted share in the fourth quarter of 2013 for actions and initiatives which have not yet been finalized.

Refer to Note 10 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment of 141,900 at September 30, 2013 decreased by approximately 5,700 from December 31, 2012, primarily due to restructuring-related actions and normal attrition outpacing hiring and a slower pace of acquisitions.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Non-financing interest expense	$60	$56	$183	$172
Interest income	(3)	(3)	(9)	(10)
Gains on sales of businesses and assets	(24)	4	(33)	1
Currency (gains) losses, net	—	—	(7)	—
Litigation matters	—	(1)	(37)	(2)
Loss on sales of accounts receivable	4	4	13	16
Deferred compensation investment gains	(6)	(5)	(11)	(9)
All other expenses, net	8	3	16	22
Total Other Expenses, Net	$39	$58	$115	$190
Note: Total Other Expenses, Net with the exception of Deferred compensation investment gains are included in the Other segment. Deferred compensation investment gains are included in the Services segment together with the related deferred compensation expense.

Xerox 2013 Form 10-Q

Non-Financing Interest Expense: Non-financing interest expense for the three and nine months ended September 30, 2013 of $60 million and $183 million, respectively, were $4 million and $11 million higher, respectively, than the prior year comparable periods. However, when non-financing interest expense is combined with financing interest expense (cost of financing), total interest expense declined by $5 million and $17 million, respectively, from the prior year comparable periods, driven by a lower average debt balance.
Gains on Sales of Businesses and Assets: Gains on sales of businesses and assets in the third quarter 2013 was primarily the result of a $23 million gain on the sale of a U.S. facility. Gains on sales of businesses and assets for the nine months ended September 30, 2013 included the gain on the sale of a facility in the U.S. and a surplus facility in Latin America in the second quarter 2013 of approximately $8 million.
Litigation Matters: Litigation matters for the nine months ended September 30, 2013 of $(37) million primarily reflects the benefit resulting from a reserve reduction related to litigation developments in the first quarter 2013.

Loss on Sales of Accounts Receivable: The loss on sales of accounts receivable for the nine months ended September 30, 2013 was $3 million lower than the prior year comparable period primarily due to lower sales of receivables in 2013.
Income Taxes

Third quarter 2013 effective tax rate was 25.4%. On an adjusted basis1, the third quarter 2013 tax rate was 27.8%, which was lower than the U.S. statutory tax rate primarily due to benefits from foreign tax credits which were partially offset by the discrete impact of $12 million for the U.K. corporate income tax rate reduction and the corresponding adjustment to our deferred tax assets.

The effective tax rate for the nine months ended September 30, 2013 was 21.0%. On an adjusted basis1, the tax rate for the nine months ended September 30, 2013 was 24.5%. The adjusted tax rate for the year-to date 2013 period was lower than the U.S. statutory tax rate primarily due to the benefit of foreign tax credits and the retroactive tax benefits from the American Taxpayer Relief Act of 2012 tax law change of approximately $19 million, which were partially offset by the discrete impact of $12 million for the U.K. corporate income tax rate reduction and the corresponding adjustment to our U.K. deferred tax assets. The adjusted tax rate for the year-to-date 2013 period also included a 2-percentage point benefit as a result of the increase in foreign tax credits from certain foreign transactions.

The effective tax rate for the three and nine months ended September 30, 2012 was 19.7% and 20.8%, respectively. On an adjusted basis1 the tax rate for the three and nine months ended September 30, 2012 was 23.5% and 24.3%, respectively. The adjusted tax rates for the three and nine months were lower than the U.S. statutory tax rate primarily due to foreign tax credits from anticipated dividends and other foreign transactions. In addition, a net tax benefit from adjustments of certain unrecognized tax positions was offset by a similar impact from the 2012 reduction in the U.K. corporate income tax rate.

Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full-year effective tax rate includes a benefit of approximately 10 to 12 percentage points from these non-U.S. operations, which is comparable to 2012.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization and other discrete items, we anticipate that our effective tax rate will be approximately 25% to 27% for the fourth quarter of 2013. We estimate that potential discrete items and other future events could result in a reduction of approximately 2 to 3 percentage points in the estimated fourth quarter 2013 rate.

(1)	Refer to the Effective Tax Rate reconciliation table in the Non-GAAP Financial Measures section.

Xerox 2013 Form 10-Q

Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Total equity in net income of unconsolidated affiliates	$43	$34	$126	$105
Fuji Xerox after-tax restructuring costs	3	5	8	15
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The increase in equity income reflects higher Fuji Xerox net income.
Net Income from Continuing Operations
Third quarter 2013 net income from continuing operations attributable to Xerox was $288 million, or $0.22 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $340 million, or $0.26 per diluted share and reflects the adjustment for amortization of intangible assets.

Third quarter 2012 net income from continuing operations attributable to Xerox was $280 million, or $0.21 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $331 million, or $0.25 per diluted share and reflected adjustment for the amortization of intangible assets.
Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2013 was $875 million, or $0.68 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $1,029 million, or $0.80 per diluted share and reflects the adjustment for amortization of intangible assets.

Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2012 was $850 million, or $0.62 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $1,002 million, or $0.74 per diluted share and reflected adjustment for the amortization of intangible assets.

(1)	Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section.
Discontinued Operations

During the second quarter 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American (N.A.) Paper business and entered into an agreement to sell our European Paper business.

As a result of these transactions, in the second quarter 2013 we began to report these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have accordingly been reclassified to conform to this presentation.

In the second quarter of 2013 we recorded a net pre-tax loss of $23 million for the disposition of our N.A. and European Paper businesses. The loss is primarily related to exit and disposal costs associated with these businesses. The disposals are expected to result in a reduction in headcount of approximately 300 employees, primarily in Europe.

The aggregate net loss from discontinued operations attributable to Xerox for the three and nine months ended September 30, 2013 was $2 million and $22 million, respectively. There was no impact per diluted share for three months and a loss of $0.01 per diluted share for the nine months ended September 30, 2013. The aggregate net income from discontinued operations attributable to Xerox for the three and nine months ended September 30, 2012 was $2 million and $10 million, respectively. There was no impact per diluted share for the three and nine months ended September 30, 2012.
Refer to Note 5 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.

Xerox 2013 Form 10-Q

Net Income
Third quarter 2013 net income attributable to Xerox was $286 million, or $0.22 per diluted share. third quarter 2012 net income attributable to Xerox was $282 million, or $0.21 per diluted share.
Net income attributable to Xerox for the nine months ended September 30, 2013 was $853 million, or $0.67 per diluted share. Net income attributable to Xerox for the nine months ended September 30, 2012 was $860 million, or $0.62 per diluted share.
Other Comprehensive Income
Third quarter 2013 Other comprehensive income attributable to Xerox was $245 million as compared to a $332 million in the third quarter 2012. The decrease of $87 million was primarily due to a lower amount of gains from the translation of our foreign currency denominated net assets in 2013 as compared to 2012. The translation gains are lower in 2013 primarily as a result of a relatively less strengthening of our major foreign currencies against the U.S. Dollar in 2013 as compared to 2012.
Other comprehensive loss attributable to Xerox for the nine months ended September 30, 2013 was $50 million as compared to income of $170 million in the prior year period. The decrease of $220 million was primarily due to losses of $178 million from the translation of our foreign currency denominated net assets in 2013 as compared to translation gains of $181 million in 2012. The translation losses in 2013 are the result of an overall weakening of our major foreign currencies against the U.S. Dollar while the translation gains in 2012 were the result of an overall strengthening of those same foreign currencies in 2012. The increase in translation losses were partially offset by a benefit from the net changes in defined benefit plans. Refer to Note 14 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans.

Segment Review

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2013
Services	$2,944	56%	$292	9.9%	$8,820	56%	$866	9.8%
Document Technology	2,159	41%	261	12.1%	6,557	41%	692	10.6%
Other	159	3%	(55)	(34.6)%	489	3%	(186)	(38.0)%
Total	$5,262	100%	$498	9.5%	$15,866	100%	$1,372	8.6%

2012
Services	$2,847	54%	$269	9.4%	$8,474	53%	$830	9.8%
Document Technology	2,259	43%	245	10.8%	6,967	44%	758	10.9%
Other	169	3%	(66)	(39.1)%	533	3%	(194)	(36.4)%
Total	$5,275	100%	$448	8.5%	$15,974	100%	$1,394	8.7%

Xerox 2013 Form 10-Q

Services
Our Services segment comprises three service offerings: Business Process Outsourcing (BPO), Document Outsourcing (DO) and Information Technology Outsourcing (ITO).
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2013	2012	Change	2013	2012	Change
Business Processing Outsourcing	$1,766	$1,743	1%	$5,357	$5,208	3%
Document Outsourcing	828	788	5%	2,448	2,354	4%
Information Technology Outsourcing	391	361	8%	1,154	1,037	11%
Less: Intra-segment elimination	(41)	(45)	(9)%	(139)	(125)	11%
Total Services Revenue	$2,944	$2,847	3%	$8,820	$8,474	4%
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

Third quarter 2013 Services total revenue of $2,944 million increased 3% from the third quarter 2012, with no impact from currency.

•
BPO revenue increased 1% and represented 59% of total Services revenue. BPO growth was driven by our healthcare and government businesses, partially offset by lower volumes in portions of our commercial BPO business as well as our student loan business.

•	DO revenue increased 5% and represented 28% of total Services revenue. DO growth was driven primarily by our partner print services offerings as well as higher equipment sales.

•	ITO revenue increased 8% and represented 13% of total Services revenue. ITO growth was driven by the continued revenue ramp on prior period signings.
Services total revenue for the nine months ended September 30, 2013 of $8,820 million increased 4% from the comparable prior year period, with no impact from currency.

•
BPO revenue increased 3% and represented 60% of total Services revenue. BPO growth was driven by our government healthcare, healthcare payer and customer care businesses as well as the benefits from recent acquisitions. Growth in these areas was partially offset by the elimination and runoff of our government and commercial student loan businesses.

•	DO revenue increased 4% and represented 28% of total Services revenue. DO growth was driven primarily by our new partner print services offerings as well as higher equipment sales.

•	ITO revenue increased 11% and represented 12% of total Services revenue. ITO growth was driven by the continued revenue ramp on prior period signings including several large deals signed in 2011.

Services revenue growth rates are consistent with expectations with DO reflecting stable mid-single digit growth, ITO growth beginning to moderate and BPO growth being pressured from lower acquisition levels and the elimination and runoff of our government and commercial student loan businesses. We expect these growth dynamics to continue and result in relatively flat year-over-year services revenue growth in the fourth quarter 2013. However, we expect services revenue growth to improve in 2014 driven by favorable signings, renewals, a strong pipeline and acquisitions.

Xerox 2013 Form 10-Q

Segment Margin
Third quarter 2013 Services segment margin of 9.9% increased 0.5-percentage points as compared to the third quarter 2012, with gross margin unchanged and continued SAG improvements which included benefits from restructuring as well as lower compensation-related expenses. In addition, the third quarter 2012 included a negative impact from the write-off of up-front investments associated with a government contract.
Services segment margin for the nine months ended September 30, 2013 of 9.8% was flat compared to the prior year period, as the decline in gross margin was offset by continued focus on SAG improvements which included benefits from restructuring and lower compensation-related expenses.
Services segment margin is expected to continue to be pressured in the fourth quarter 2013, as we attempt to manage the negative impacts from the run-off of our student loan business as well as a lower level of inorganic growth. In addition, we are incurring higher costs including amortization expense associated with the roll-out of our new healthcare platforms. As a result, we expect Services margin will decline from a relatively strong 11.2% in the fourth quarter 2012 to about 10% in the fourth quarter 2013. Longer term, we expect to continue to take actions to improve our mix to higher value offerings while reducing our overall cost structure.
Metrics
Pipeline
Our total Services sales pipeline grew 5% over the third quarter 2012. This sales pipeline includes the Total Contract Value (TCV) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.
Signings were as follows:

(in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
BPO	$1,760	$7,150
DO	860	2,430
ITO	260	680
Total Signings	$2,880	$10,260

Signings decreased 7% as compared to the third quarter 2012 with fewer eligible renewals offsetting increased new business signings. Signings on a trailing twelve month basis increased 9% in relation to the comparable prior year period. The above DO signings amount does not include signings from our partner print services offerings.
Note: TCV is the estimated total revenue for future contracts for the pipeline or signed contracts for signings, as applicable.
Renewal Rate (BPO and ITO)
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. The third quarter 2013 contract renewal rate for BPO and ITO contracts was 89%, which is at the high end of our target range of 85% to 90%.

Xerox 2013 Form 10-Q

Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products. Document Technology revenue excludes the impact of growth in the Xerox document outsourcing business.
Revenue

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2013	2012		2013	2012
Equipment sales	$647	$664	(3)%	$1,937	$2,052	(6)%
Annuity revenue	1,512	1,595	(5)%	4,620	4,915	(6)%
Total Revenue	$2,159	$2,259	(4)%	$6,557	$6,967	(6)%
Third quarter 2013 Document Technology revenue of $2,159 million decreased 4% from the third quarter 2012, including a 1-percentage point positive impact from currency. Document Technology revenue excludes the impact of growth in Document Outsourcing. Inclusive of Document Outsourcing, third quarter 2013 aggregate document-related revenue decreased 2% from the third quarter 2012. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 3% from the third quarter 2012, including a 1-percentage point positive impact from currency. Equipment sales benefited from our recent mid-range product refresh and increased demand for color digital production presses. These benefits were more than offset by the continued migration of customers to our rapidly growing partner print services offering (included in our Services segment) and weakness in developing markets. Price declines were in the historical 5% to 10% range.

•
Annuity revenue decreased by 5% from the third quarter 2012, including a 1-percentage point positive impact from currency, driven by a modest decline in total pages, the continued migration of customers to our partner print services offering (included in our Services segment), and a continued decline in financing revenue.

•	Document Technology revenue mix was 21% entry, 58% mid-range and 21% high-end, consistent with recent quarters.
Document Technology revenue for the nine months ended September 30, 2013 of $6,557 million decreased 6% from the prior year period, with no impact from currency. Inclusive of Document Outsourcing, nine months ended September 30, 2013 aggregate document-related revenue decreased 3% from the prior year period. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 6% from the prior year period. Equipment sales benefited from our recent mid-range product refresh and increased demand for color digital production presses. These benefits were more than offset by the continued migration of customers to our rapidly growing partner print services offerings (included in our Services segment) as well as the weak macro-economic environment. Price declines were in the historical 5% to 10% range.

•
Annuity revenue decreased by 6% from the prior year period, driven by a modest decline in total pages and revenue per page, the continued migration of customers to our partner print services offering (included in our Services segment), a decrease in supplies sales to our OEM partners and a decline in financing revenue.

•	Document Technology revenue mix was 21% entry, 58% mid-range and 21% high-end, consistent with recent quarters.
Total revenue declines are expected to remain at the mid-single digit level for the Document Technology segment, reflecting stabilization in the U.S. and continued economic weakness in Europe and some developing market economies. The 2013 expected revenue decline for the Document Technology segment is consistent with the trend we have experienced for this segment over the past two years as we continue to transform the company from a technology-based equipment company to a document outsourcing services-based entity and customers continue to migrate their business to more services-based offerings. These services-based offerings are reported within our Services segment. This business is also heavily impacted by price and page declines. Consistent with this trend, annual revenue declines are expected in future years. However, we expect to manage the impact of those declines through measures to improve productivity and reduce costs and expenses.

Xerox 2013 Form 10-Q

Segment Margin
Third quarter 2013 Document Technology segment margin of 12.1% increased by 1.3-percentage points from the third quarter 2012. The increase was largely driven by a 1.0-percentage point increase in gross margin due to benefits from productivity improvements including restructuring savings and favorable currency impacts, which more than offset pricing declines.

Document Technology segment margin for the nine months ended September 30, 2013 of 10.6% decreased by 0.3-percentage points from the prior year period. The decline was primarily driven by an increase in SAG as a percent of revenue due to lower revenue and the timing of our restructuring actions.

We expect Document Technology margin will decline in the fourth quarter 2013 from a relatively strong 12.3% in the fourth quarter 2012 to the higher end of our target range of 9 to 11%. The decline reflects higher pension settlement losses as well as lower finance receivable sales versus the prior year, the gains of which are included in finance income (See Sales of Finance Receivables in the Capital Resources and Liquidity section).
Total Installs (Technology and Document Outsourcing1)
Install activity includes installations for document outsourcing and Xerox-branded products shipped to Global Imaging Systems (GIS). Details by product groups is shown below:
Entry
Installs for the third quarter 2013:

•	41% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6605 and WorkCentre® 6015.

•	1% decrease in color printers.

•	21% decrease in black-and-white multifunction devices driven by declines in developing markets.

Installs for the nine months ended September 30, 2013:

•	35% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6605, WorkCentre® 6015 and ColorQube 8700/8900.

•	1% increase in color printers driven by demand for the Phaser 6600 family of products as well as an increase in sales to OEM partners.

•	17% decrease in black-and-white multifunction devices driven by declines in all geographies.

Mid-Range
Installs for the third quarter 2013 :

•	9% increase in installs of mid-range color devices driven by demand for the ConnectKey products.

•	3% decrease in installs of mid-range black-and-white devices.

Installs for the nine months ended September 30, 2013:

•	7% increase in installs of mid-range color devices driven by demand for the ConnectKey products.

•	4% decrease in installs of mid-range black-and-white devices.

High-End
Installs for the third quarter 2013:

•
92% increase in installs of high-end color systems driven by growth in the sale of digital front-ends (DFE's) to Fuji Xerox as well as strong customer demand for the Color J75 Press and the iGen as we continue to strengthen our market leadership in the Production Color segment. High-end color installs increased 14%, excluding the DFE sales to Fuji Xerox.

•	9% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.

Xerox 2013 Form 10-Q

Installs for the nine months ended September 30, 2013:

•
54% increase in installs of high-end color systems driven by growth across several product areas, including sale of digital front-ends (DFE's) to Fuji Xerox, Color J75 Press and iGen, as we continue to strengthen our market leadership in the Production Color segment. High-end color installs increased 20%, excluding the DFE sales to Fuji Xerox.

•	13% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.
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
Other
Revenue

Third quarter 2013 Other revenue of $159 million decreased 6% from the third quarter 2012, with a 2-percentage point positive impact from currency. The decline is due primarily to lower revenue in our wide format business in addition to lower paper sales within developing markets.

Other revenue for the nine months ended September 30, 2013 of $489 million decreased 8% from the prior year period, with a 1-percentage point positive impact from currency. The decline is due primarily to lower revenue in our wide format business in addition to lower paper sales within developing markets. After the previously discussed discontinued operations reporting for our North American and European Paper businesses, total paper revenue (all within developing markets) comprised approximately 1/3 of the Other segment revenue.

Segment Margin
Third quarter 2013 Other segment loss of $55 million decreased $11 million from the third quarter 2012, primarily driven by the previously discussed gain on the sale of a U.S. facility.
Other segment loss for the nine months ended September 30, 2013 of $186 million decreased $8 million from the prior year period, primarily driven by the gain on the sale of a facility in the U.S., partially offset by profit declines in our wide format business as well as an increase in non-financing interest expense. All non-financing interest expense is contained within the Other segment.

Discontinued Operations
During the second quarter 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American Paper business and entered into an agreement to sell our European Paper business.

As a result of these transactions, in the second quarter 2013 we began to report these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have accordingly been reclassified to conform to this presentation.

Xerox 2013 Form 10-Q

Detailed below is the restatement for our Other segment and Total segment results for the first quarter of 2013 and all four quarters and the full year of 2012 related to the reclassification of the North American and European Paper business to Discontinued Operations.

	2012					2013
(in millions)	Q1	Q2	Q3	Q4	YTD	Q1
Other segment revenue	$172	$192	$169	$214	$747	$147
Total revenue	5,331	5,368	5,275	5,763	21,737	5,202

Other segment profit	$(57)	$(71)	$(66)	$(62)	$(256)	$(70)
Total segment profit	451	495	448	588	1,982	390

Other segment margin	(33.1)%	(37.0)%	(39.1)%	(29.0)%	(34.3)%	(47.6)%
Total segment margin	8.5%	9.2%	8.5%	10.2%	9.1%	7.5%

Capital Resources and Liquidity
Our ability to maintain positive liquidity going forward depends on our ability to continue to generate cash from operations and access the financial capital markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.

•
As of September 30, 2013 and December 31, 2012, total cash and cash equivalents were $948 million and $1,246 million, respectively. There were no borrowings under our Commercial Paper Program or letters of credit under our $2 billion Credit Facility at September 30, 2013 and December 31, 2012.

•
Operating cash flow for the nine months ended September 30, 2013 was $1,407 million and we continue to expect full-year operating cash flow towards the higher-end of the range from $2.1 billion to $2.4 billion. Cash flows from operations were $2,580 million, $1,961 million and $2,726 million for 2012, 2011 and 2010, respectively (year-to-date 2013 and full year 2012 cash flows from operations included a benefit of approximately $169 million and $580 million, respectively, from the sale of finance receivables).

Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Nine Months Ended September 30,		Change
(in millions)	2013	2012
Net cash provided by operating activities	$1,407	$807	$600
Net cash used in investing activities	(402)	(601)	199
Net cash used in financing activities	(1,299)	(222)	(1,077)
Effect of exchange rate changes on cash and cash equivalents	(4)	(4)	—
Decrease in cash and cash equivalents	(298)	(20)	(278)
Cash and cash equivalents at beginning of period	1,246	902	344
Cash and Cash Equivalents at End of Period	$948	$882	$66
Cash Flows from Operating Activities
Net cash provided by operating activities was $1,407 million for the nine months ended September 30, 2013. The $600 million increase in operating cash from the prior year period was primarily due to the following:

•	$485 million increase from accounts receivable primarily due to the year over year improved collections and lower revenue as well as the sales of accounts receivable.

•	$148 million increase due to lower contributions to our defined benefit pension plans. This was in line with expectations.

•	$107 million increase primarily related to the timing of payments of accounts payable and lower accrued compensation.

Xerox 2013 Form 10-Q

•	$76 million increase from lower spending for product software and up-front costs for outsourcing service contracts.

•	$125 million decrease in finance receivables primarily due to the sale of finance receivables in the prior year.

•	$54 million decrease due to higher growth in inventory reflecting lower sales as well as the launch of new products.

•	$26 million decrease due to the timing of settlements of our foreign currency derivative contracts. These derivatives primarily relate to our hedges of Yen inventory purchases.
Cash Flows from Investing Activities
Net cash used in investing activities was $402 million for the nine months ended September 30, 2013. The $199 million decrease in the use of cash from the prior year period was primarily due to the following:

•
$85 million decrease in acquisitions. 2013 acquisitions include Zeno Office Solutions, Inc., for $59 million, Impika for $53 million and four smaller acquisitions totaling $43 million. 2012 acquisitions include Wireless Data Services for $95 million, RK Dixon for $58 million, Martin Whalen Office Solutions for $31 million, Lateral Data for $30 million and two smaller acquisitions totaling $29 million.

•	$67 million decrease from lower capital expenditures (including internal use software).

•	$44 million decrease primarily due to proceeds from the sale of a U.S. facility.
Cash Flows from Financing Activities
Net cash used in financing activities was $1,299 million for the nine months ended September 30, 2013. The $1,077 million increase in the use of cash from the prior year period was primarily due to the following:

•
$1,673 million increase from net debt activity. 2013 reflects payments of $1 billion of Senior Notes offset by net proceeds of $39 million from the sale and capital leaseback of a building in the U.S. 2012 reflects an increase of $744 million in Commercial Paper.

•	$24 million increase primarily due to an increase in the quarterly common stock dividend in 2013 partially offset by lower average shares outstanding.

•	$546 million decrease from lower share repurchases.

•	$53 million decrease due to higher proceeds from the issuances of common stock under our stock option plans.

•	$31 million decrease due to lower distributions to noncontrolling interests.
Customer Financing Activities and Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2013	December 31, 2012
Total Finance receivables, net(1)	$4,679	$5,313
Equipment on operating leases, net	533	535
Total Finance Assets, net(2)	$5,212	$5,848
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2012 includes an increase of $9 million due to currency and a decrease due to the sale of finance receivables discussed further below.
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

(in millions)	September 30, 2013	December 31, 2012
Financing debt(1)	$4,561	$5,117
Core debt	2,980	3,372
Total Debt	$7,541	$8,489
____________________________

(1)
Financing debt includes $4,094 million and $4,649 million as of September 30, 2013 and December 31, 2012, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Xerox 2013 Form 10-Q

The following summarizes our debt:

(in millions)	September 30, 2013	December 31, 2012
Principal debt balance	$7,490	$8,410
Net unamortized discount	(59)	(63)
Fair value adjustments(1)	110	142
Total Debt	$7,541	$8,489
____________________________

(1)
Fair value adjustments - during the period from 2004 to 2011, we early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to debt are being amortized to interest expense over the remaining term of the related notes.

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

Accounts receivables sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Accounts receivable sales	$814	$725	$2,587	$2,816
Deferred proceeds	125	122	384	525
Loss on sales of accounts receivable	4	4	13	16
Estimated decrease to operating cash flows(1)	(75)	(266)	(42)	(168)
____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency. The three months ended September 30, 2012 includes $215 of cash outflows related to our terminated U.S. revolving facility.

Refer to Note 6 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information.

Sales of Finance Receivables
In September 2013, we sold our entire interest in a group of U.S. lease finance receivables from our Document Technology segment with a net carrying value of $419 million to a third-party financial institution for net cash proceeds of $384 million and a beneficial interest from the purchaser of $60 million. A pre-tax gain of $25 million was recognized on this sale and is net of additional fees and expenses of approximately $3 million.

In 2012, we sold our entire interest in two separate portfolios of U.S. finance receivables from our Document Technology segment with a combined net carrying value of $682 million to a third-party financial institution for cash proceeds of $630 million and beneficial interests from the purchaser of $101 million. A pre-tax gain of $44 million ($23 million in the third quarter 2012) was recognized on these sales and is net of additional fees and expenses of approximately $5 million.

The gains on these sales are reported in Finance Income in Document Technology segment revenues. We will continue to service the sold receivables and expect to record servicing fee income over the expected life of the associated receivables. These transactions enable us to lower the cost associated with our financing portfolio.

Xerox 2013 Form 10-Q

The net impact of the the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net cash received for sales of finance receivables(1)	$384	$311	$384	$311
Impact from prior sales of finance receivables(2)	(84)	—	(258)	—
Collections on beneficial interest	16	—	43	—
Estimated Increase to Operating Cash Flows	$316	$311	$169	$311
____________________________

(1)	Net of beneficial interest, fees and expenses.

(2)	Represents cash that would have been collected if we had not sold finance receivables.
Refer to Note 7 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information.
We expect to do additional sales of finance receivables in the fourth quarter 2013 however the level of sales are expected to be lower than the sale completed in the fourth quarter 2012. In the fourth quarter 2012 we sold finance receivables with a net carrying value of $341 million for net cash proceeds of $314 million.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2013 Q4	$22
2014	1,111
2015	1,280
2016	971
2017	1,016
2018	1,010
2019	656
2020	7
2021	1,067
2022 and thereafter	350
Total	$7,490
Treasury Stock
During the third quarter 2013, we repurchased 16.0 million shares for an aggregate cost of $162 million, including fees. Through October 28, 2013, we repurchased an additional 7.2 million shares at an aggregate cost of $75.1 million, including fees, for a cumulative total of 452.9 million shares at a cost of $4.9 billion, including fees.
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

Xerox 2013 Form 10-Q

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
Adjusted Earnings Measures
To better understand the trends in our business, we believe it is necessary to adjust the following amounts determined in accordance with GAAP to exclude the effects of certain items as well as their related income tax effects.

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Xerox 2013 Form 10-Q

Net Income and EPS reconciliation:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
As Reported(1)	$288	$0.22	$280	$0.21	$875	$0.68	$850	$0.62
Adjustments:
Amortization of intangible assets	52	0.04	51	0.04	154	0.12	152	0.12
Adjusted	$340	$0.26	$331	$0.25	$1,029	$0.80	$1,002	$0.74
Weighted average shares for adjusted EPS(2)		1,286		1,346		1,284		1,376
Fully diluted shares at end of period(3)						1,280
 ____________________________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Average shares for the calculation of adjusted EPS include 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was excluded.

(3)
Represents common shares outstanding at September 30, 2013, as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share for the third quarter 2013.

Effective Tax reconciliation:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported(1)	$335	$85	25.4%	$314	$62	19.7%	$967	$203	21.0%	$966	$201	20.8%
Adjustments:
Amortization of intangible assets	83	31		82	31		249	95		246	94
Adjusted	$418	$116	27.8%	$396	$93	23.5%	$1,216	$298	24.5%	$1,212	$295	24.3%
____________________________

(1)	Pre-tax income and Income tax expense from continuing operations attributable to Xerox.
Operating Income / Margin reconciliation:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$335	$5,262	6.4%	$314	$5,275	6.0%	$967	$15,866	6.1%	$966	$15,974	6.0%
Adjustments:
Amortization of intangible assets	83			82			249			246
Xerox restructuring charge	35			14			60			63
Other expenses, net	39			58			115			190
Adjusted Operating Income/Margin	$492	$5,262	9.4%	$468	$5,275	8.9%	$1,391	$15,866	8.8%	$1,465	$15,974	9.2%
Equity in net income of unconsolidated affiliates	43			34			126			105
Fuji Xerox restructuring charge	3			5			8			15
Litigation matters	—			—			(37)			—
Other expenses, net*	(40)			(59)			(116)			(191)
Segment Profit / Revenue	$498	$5,262	9.5%	$448	$5,275	8.5%	$1,372	$15,866	8.6%	$1,394	$15,974	8.7%
____________________________
* Includes rounding adjustments.

(1)	Profit and revenue from continuing operations attributable to Xerox.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2013
During the quarter ended September 30, 2013, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on July 15, 2013: Registrant issued 59,490 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $9.835 per DSU (aggregate price $585,084), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:

a.	Securities issued on July 31, 2013: Registrant issued 4,584 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $9.11 per DSU (aggregate price $41,760), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2013
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through 31	—	$—	—	$1,299,242,447
August 1 through 31	7,300,882	10.06	7,300,882	1,225,767,837
September 1 through 30	8,711,128	10.18	8,711,128	1,137,057,176
Total	16,012,010		16,012,010
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $6.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $4.9 billion has been used through September 30, 2013. Repurchases may be made on the open market, or through derivative

Xerox 2013 Form 10-Q

or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

 Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
July 1 through 31	5,016,567	$9.24	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	33,023	9.98	n/a	n/a
Total	5,049,590
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

ITEM 6 — EXHIBITS

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K dated for the fiscal year ended December 31, 2012.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(j)(1)	2013 Amendment and Restatement of Registrant's Universal Life Plan.

10(j)(2)	Participation Agreement for Registrant's Universal Life Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2013 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: October 31, 2013

Xerox 2013 Form 10-Q

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.

Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

3(b)	By-Laws of Registrant, as amended through May 21, 2009.

Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.

10(j)(1)	2013 Amendment and Restatement of Registrant's Universal Life Plan.

10(j)(2)	Participation Agreement for Registrant's Universal Life Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.INS	XBRL Instance Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.SCH	XBRL Taxonomy Extension Schema Linkbase.

Xerox 2013 Form 10-Q