Form 10-K
period 2013-12-31
XEROX CORP
filed 2014-02-21
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2013 was $11,179,071,063.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2014
Common Stock, $1 par value	1,184,945,440

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Corporation Notice of 2014 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; development of new products and services; our ability to protect our intellectual property rights; our ability to expand equipment placements; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; service interruptions; interest rates, cost of borrowing and access to credit markets; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

XEROX CORPORATION
FORM 10-K
DECEMBER 31, 2013

PART I

ITEM 1. BUSINESS

Xerox is the world's leading enterprise for business process and document management solutions. We provide services, technology and expertise to enable our customers - from small businesses to large global enterprises - to focus on their core business and operate more effectively.

2013 marked the 75th anniversary of the first xerographic image, which was created by Chester Carlson to simplify the process of copying information. His invention would eventually lead to the formation of Xerox Corporation and the birth of an industry. Even today, this xerographic process remains at the heart of most office printers and copiers around the world.

Xerox has changed greatly in size and scope since the invention of the copier. However, the company’s basic principles have remained the same. From printers and multifunction devices, to business services and solutions for transportation, education and healthcare our engineers, scientists and researchers continue to invent ways that make work, and life, a little simpler.

We are a leader across large, diverse and growing markets estimated at over $600 billion. The global business process outsourcing and information technology outsourcing markets are estimated to be in excess of $250 billion each. These markets are very broad, encompassing horizontal business processes as well as industry-specific processes. The document management market is estimated at roughly $100 billion. This market is comprised of the document systems, software, solutions and services that our customers have relied on for years to help run their businesses and reduce their costs. Xerox led the establishment of the managed print services market, and continues as the industry leader today.

Market estimates are derived from third-party forecasts produced by firms such as Gartner and NelsonHall, and from our internal assumptions.

The following are some additional insights into these business areas:

Business Process Outsourcing (BPO): We are the largest worldwide diversified business process outsourcing company, with an expertise in managing transaction-intensive processes. This includes services that support all enterprises through offerings such as customer care, finance and accounting, and human resources, as well as vertically focused offerings in areas such as healthcare, transportation, retail and telecommunications.

Information Technology Outsourcing (ITO): Our specialty is the design, development, and delivery of flexible IT solutions, mapped to each client's needs and standards. Our secure data centers, help desks and managed storage facilities around the world provide a reliable IT infrastructure.

Document Technology and Document Outsourcing (DO): Our document technology products and solutions support the work processes of our customers, and provide them with an efficient, cost effective printing and communications infrastructure. Our managed print services offering helps customers optimize the use of document systems across small businesses or large global enterprises.

Our Strategy and Business Model

Our strategy is to create sustained shareholder value through growth in business services and continued leadership in document technology. We will also create value through expanding margins and profits as well as a balanced capital allocation strategy that returns cash to shareholders, while investing for growth and competitive advantage. To accomplish this, we have established the following strategic priorities:

Xerox 2013 Annual Report 1

Services-Driven Revenue Growth and Global Expansion
Through ongoing innovation and acquisitions, over half of the Company’s revenue was derived from business services in 2013. Our target is to increase business services to approximately two-thirds of total revenue by 2017.

The majority of our BPO and ITO revenues are currently derived from services provided to customers in the U.S. By leveraging our existing global presence and customer relationships, we are expanding our BPO and ITO services internationally. In addition, we expect to grow globally through acquisitions. Three of the four Services segment acquisitions in 2013 were made outside of the U.S.

Strengthen and Differentiate Our Portfolio

•
Portfolio Management: Xerox has a broad and diverse set of offerings in Services and a strong and well-positioned product portfolio in Document Technology. We are strengthening our market positions by evaluating our businesses and focusing our investments in areas where we have an advantage, and where the greatest market opportunities exist. We expect to accomplish this by targeting acquisitions and investing in businesses that will enhance our Services offerings and capabilities, capitalize on advantaged verticals and expand services globally, while maintaining our document technology leadership in attractive market segments.

•
Enhance Services Offerings and Capabilities: Differentiating our Services offerings is key to our strategy. We direct our research & development (R&D) investments to areas such as data analytics and business process automation, and we are investing in attractive markets, such as healthcare, to create differentiation. In addition, our acquisitions target companies providing new capabilities and offering access to adjacent Services areas. We expect this will deliver incremental added value for our customers and drive profitable revenue growth for our business.

•
Maintain Document Technology and Outsourcing Leadership in Attractive Market Segments: We continue to maintain leadership in Document Technology and managed print services (MPS). We are focused on maintaining this leadership position and continuing to innovate around our software, hardware and services offerings. For instance, in 2013: we launched Xerox® ConnectKey®, a major new software and solutions capability, across a number of multifunction printers in our product portfolio; we enhanced our competitive position in high-end color printing through our acquisition of Impika; and we leveraged our leadership in document technology to grow our BPO and ITO businesses.

•
Capitalize on Advantaged Verticals: Across our business, we serve verticals where we have deep expertise resulting from years of experience, strong customer relationships, and large scale and renowned innovation. Capitalizing on the opportunities that these strengths provide will continue to be key to our growth.

•
One example of an advantaged vertical is healthcare, where we have built a $2 billion business that touches every aspect of the industry - government, provider, payer, employer and pharmaceutical. In addition, we apply innovation to differentiate our unique offerings. As a result, we are positioned to capitalize on current industry trends, including the changes presented by healthcare reform in the U.S.

•
We also view transportation, wireless communications and graphic communications (among others) as advantaged verticals in which we have a leading position, strong capabilities and attractive market opportunities.

Customer and Employee Focused
Our Services and Document Technology offerings and know-how are a powerful combination. But, at the end of the day, they are only as good as our people. Xerox people define the customer experience and, as such, define our reputation. That’s why the value we deliver to customers is a point of pride for us and personifies Team Xerox, living our values and putting customers first every day. The charge in 2014 is to continue to keep the customer at the center of our world.

To help do that, we continue to nurture and develop our employees’ talents by investing in HR processes and systems to equip them with modern tools that will make it easier for them to preform their job more effectively, manage their careers and provide more opportunities for growth and development. As our business improves, we will ensure that we share the Company’s success with our employees.

Xerox 2013 Annual Report 2

Profitability In-Line with the Industry Best
Margin expansion is a key priority and opportunity for Xerox that we will achieve through our continued focus on operational excellence, as well as specific initiatives aimed at improving our cost structure and portfolio mix. Our operational excellence model leverages our global delivery capabilities, production model, incentive-based compensation process, proprietary systems and financial discipline to deliver productivity and lower costs for our customers and for our business. As markets shift, we undertake restructuring to optimize our workforce and facilities to best align our resources with the growth areas of our business, and to maximize profitability and cash flow in businesses that are declining. In Services, we launched a major initiative to increase the percentage of our labor spend in low-cost countries over the next several years. We also have initiatives underway to continue to improve our software platform implementation and overall service delivery, which includes establishing strategic partnerships to supplement our internal capabilities. With ongoing efforts and targeted initiatives, we look to maintain or increase our competitive position with regard to profitability in each of our business areas.

Annuity-Based Business Model and Shareholder Centered Capital Allocation
Our business is based on an annuity model that provides significant recurring revenue and cash generation. In 2013, 84 percent of our total revenue was annuity-based; it includes contracted services, equipment maintenance, consumable supplies and financing, among other elements. The remaining 16 percent of our revenue comes from equipment sales, either from lease agreements that qualify as sales for accounting purposes or outright cash sales.

We remain committed to using our strong cash flow to deliver shareholder returns now and in the future through a balanced capital allocation strategy that includes share repurchase, acquisitions and dividends.

Acquisitions and Divestitures

Consistent with our strategy to expand our Services offerings through acquisitions, we acquired the following companies in 2013:

•
In June, we acquired LearnSomething, Inc., a Florida-based provider of custom e-learning solutions and consumer education for the food, drug and healthcare industries. This acquisition broadens the services Xerox offers to these industries, providing retail companies with Web-based information programs that meet the regulatory, operational, continuing education and internal training needs of their diverse and widely-distributed workforces.

•
In July, we acquired Customer Value Group Ltd (CVG), a London-based software company that specializes in cloud-based accounts receivable and customer relationship management software. CVG’s primary product, Value+, is a Software-as-a-Service (SaaS) cloud application that simplifies the management of customer credit, collections and disputes; improving overall cash collections for our customers. With Value+, Xerox now offers a flexible solution that can be tailored to meet any business model, further strengthening our full suite of finance and accounting process services.

•
In August, we acquired CPAS Systems, Inc., a Toronto-based company providing pension administration software to the private and public sectors. CPAS software simplifies administration and record keeping for defined benefit, defined contribution, and hybrid retirement savings plans and health, welfare and group life insurance premiums. CPAS will be offered as both a standalone software solution and as part of our human resources outsourcing services offering, with a special focus on the emerging market for government pension administration outsourcing.

•
In December, we announced the intent to acquire Germany-based Invoco Holding GmbH to expand our European customer care services. The acquisition successfully closed in January 2014. Invoco provides our global customers immediate access to industry-leading German-language customer care services and provides Invoco’s existing customers access to our broad business process outsourcing capabilities.

Xerox 2013 Annual Report 3

In the Document Technology segment, during 2013 we acquired the following businesses and pursued strategic transactions to expand and strengthen our product portfolio and distribution capabilities:

•
In February, we acquired Impika, a leader in the design, production and sale of production inkjet printing solutions used for industrial, commercial, security, label and package printing. Impika, based in Aubagne, France, offers a portfolio of aqueous (water-based) inkjet presses utilizing proprietary technology. Since 2011, Xerox has been reselling the Impika brand in Europe and developing markets. The addition of Impika's technology to our existing CiPress® offerings enables Xerox to go to market with the industry’s broadest range of digital presses, strengthening our leadership in digital color production printing.

•	Consistent with our strategy to expand distribution to under-penetrated markets, we acquired Zeno Office Systems in April and Oklahoma Office Systems in July.

•
In December, we sold a portion of our Wilsonville, Oregon, product design, engineering and chemistry group, and related assets that were surplus to our needs, to 3D Systems, Inc. (3D Systems). The sale involved the transfer of approximately 100 engineers and contractors to 3D Systems. The related assets included laboratory, testing and modeling equipment. The sale also included a grant of a non-exclusive license to certain patents and non-patented intellectual property to enable 3D Systems to continue development of certain technologies associated with the transferred employees and related assets. Xerox retained ink and print head development resources along with research relevant for digital printing and the 3D market.

Within the Other segment, Xerox divested its North American (U.S. and Canadian) and its Western European paper businesses in 2013. The divestiture of these businesses is consistent with our ongoing effort to manage our portfolio to focus more on services and develop innovative technologies. These divestitures do not affect the manufacture, sale or support of our broad range of consumables, such as toner, ink and Xerox® replacement cartridges.

Innovation and Research
Xerox has a rich heritage of innovation, and innovation continues to be a core strength of the Company, as well as a competitive differentiator. Our investments in innovation align with our growth opportunities in areas like business process services, color printing and customized communication. Our aim is to create value for our customers, for our shareholders, and for our people by driving innovation in key areas. Our research efforts can be categorized under four themes:

1.
Transforming Data into Actionable Decisions: Competitive advantage can be achieved by better utilizing available and real-time information. Today, information resides in an ever increasing universe of servers, repositories and formats. The vast majority of information is unstructured, including text, images, voice and videos. One key research area is making sense of unstructured information using natural language processing and semantic analysis. A second major research area focuses on developing proprietary methods for prescriptive analytics applied to business processes. Here, we seek to better manage very large data systems in order to extract business insights and use these insights to provide our clients with actionable recommendations. Tailoring these methods to various vertical applications leads to new customer value propositions.

Example: Xerox developed an analytics-based engine that dynamically adjusts parking rates based on driver demand for spaces and availability. It models how people choose parking spaces and the flexibility available to drivers about where, when and for how long they stay. The parking engine is integrated as a module into our new Merge® parking management system, which is a single portal for managing a city’s meters, pay-by-mobile phone, sensors, enforcement and collections.

Xerox 2013 Annual Report 4

2.
Creating Agile Business Processes: Businesses require agility in order to quickly respond to market changes and new business requirements. To enable greater business process agility, our research goals are to simplify, automate and enable business processes on the cloud via flexible platforms that run on robust and scalable infrastructures. Automation of business processes benefits from our research on image, video and natural language processing as well as machine learning. Application of these methods to business processes enables technology to perform tasks that today are performed manually by workers, thus allowing workers to focus on higher level tasks.

Example: Xerox is adapting its expertise in imaging to the area of Computer Vision. The ability to extract and analyze vast amounts of information from videos and images touches areas as diverse as surveillance, healthcare, education, transportation, environmental sciences and reading written records. In transportation, researchers have developed a high-speed, video-based license plate recognition technology that is 99 percent accurate. Deployed in Los Angeles, it automates highway toll collection. Retailers and other large enterprises are working with our scientists to extract information from video about customer satisfaction and other valuable information. And in healthcare, we are working on ways to detect vital signs from video images.

3.
Making Personalization Pervasive: Whether talking about business correspondence, personal communication, manufactured items or an information service, personalization increases the value to the recipient. Our research leads to technologies that improve the efficiency, economics and relevance of business services, such as customer care, benefits and educational services. Our proprietary printing technologies give us a strong platform to research and develop methods that create affordable, ubiquitous color printing. We also research how to expand the application of digital printing to cover new applications such as packaging printing and printing directly on end-use products.

Example: Xerox® Ignite® Educator Support System is a Web-based, teacher tool for printing, scanning and scoring a variety of assessments. With Ignite, teachers can give tests and also use the information they gather to tailor their instruction along the way. This solution enables personalized assessments of students and highlights key learning strengths and deficiencies, thereby allowing teachers to optimize learning programs for individual students.

4.
Enabling the Sustainable Enterprise: Global demand for energy, and the environmental consequences of products used by enterprises and consumers, has elevated customer interest in sustainable solutions. Our research develops technologies that minimize the environmental impact of document systems and business processes. We seek opportunities to utilize processes and components that minimize life-cycle footprint and waste, and create zero bioaccumulation. We also actively seek to incorporate bio-based materials in our printing consumables. To help our customers optimize their operations, research is creating new enterprise-wide energy optimization tools, and user sustainability feedback systems.

Global Research Centers
We have five global research centers each with a unique area of focus. They are places where creativity and entrepreneurship are truly valued. Our leadership has empowered employees to deliver leading-edge research and high-impact innovations that make a difference to our clients and the world. Our research centers are:

•
Palo Alto Research Center (PARC): A wholly-owned subsidiary of Xerox located in the heart of Silicon Valley, PARC provides Xerox commercial and government clients with R&D and open innovation services. PARC scientists have deep technological expertise in big data analytics, networking, printed electronics, energy, and digital design and manufacturing.

•
Xerox Research Centre of Canada (XRCC): Located in Mississauga, Ontario, Canada, XRCC is our materials research center with a focus on imaging and consumable materials. These include toners, inks and smart materials for our document technology business, as well as materials for digital manufacturing.

•
Xerox Research Center Webster (XRCW): Located in Webster, New York, XRCW focuses on innovation for our document technology business and in areas that impact our healthcare, transportation and the overall Services segment. Our work here includes data and video analytics, intelligent sensing, computer vision and urban informatics.

Xerox 2013 Annual Report 5

•
Xerox Research Centre Europe (XRCE): Located in Grenoble, France, XRCE research aims to differentiate Xerox business process service offerings by simplifying them and making them more automated, intelligent and agile. The center combines its world-class expertise in imaging, text and data analytics, with insights from its ethnographic studies to create and design innovative and disruptive technology.

•
Xerox Research Center India (XRCI): Located in Bangalore, India, XRCI explores, develops, and incubates innovative solutions and services for our global customers, with a special focus on emerging markets.

Investment in R&D is critical for competitiveness in our fast-paced markets. One of the ways that we maintain our market leadership is through strategic coordination of our R&D with Fuji Xerox (an equity investment in which we maintain a 25 percent ownership interest). We have aligned our R&D investment portfolio with our growth initiatives, including enhancing customer value by building on our business process services leadership and accelerating our color leadership.

Our total research, development and engineering expenses (RD&E) (including sustaining engineering expenses, which are the hardware engineering and software development costs incurred after we launch a product) totaled $601 million in 2013, $655 million in 2012 and $719 million in 2011. Fuji Xerox R&D expenses were $724 million in 2013, $860 million in 2012 and $880 million in 2011.

Segment Information

Our reportable segments are Services, Document Technology and Other. We present operating segment financial information in Note 2 - Segment Reporting in the Consolidated Financial Statements, which we incorporate by reference here. We have a broad and diverse base of customers by both geography and industry, ranging from small and midsize businesses (SMBs) to graphic communications companies, governmental entities, educational institutions and Fortune 1000 corporate accounts. None of our business segments depends upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business.

Revenues by Business Segment
Our Services segment is the largest segment within the Company, with $11,859 million in revenue in 2013, representing 55 percent of total revenue. The Document Technology segment contributed $8,908 million in revenue, representing 42 percent of total revenue. The Other segment contributed $668 million in revenue, representing 3 percent of total revenue.

Services Segment
We provide comprehensive services in global markets across all major industries and government agencies. These services help our clients simplify the way work gets done, providing them more time and resources to allocate to their core operations, enabling them to respond rapidly to changing technologies and reducing expenses associated with their business processes and information technology support.

Our Services segment comprises three service offerings: Business Process Outsourcing (BPO), Information Technology Outsourcing (ITO) and Document Outsourcing (DO).
Business Process Outsourcing
We are the largest worldwide diversified BPO company, with an expertise in transaction-intensive offerings tailored for several industries. BPO represented 59 percent of our total Services segment revenue in 2013. Our BPO services are delivered through three market-oriented operating sectors: Healthcare, Commercial and Government and Transportation Services. Our services include:
Healthcare Services
The healthcare industry is experiencing a radical transformation. Xerox is uniquely positioned across all segments of the industry to help our customers meet these challenges with innovative, scalable and flexible services tailored to their needs. Examples include:

Xerox 2013 Annual Report 6

•	Directly supporting U.S. government programs for Medicaid expansion and state Health Insurance Exchanges.

•	Services for payers and providers that support increased participation, reduce costs, improve care and meet new regulatory requirements.

•
Offering a private exchange solution for employers through our Human Resource Services group. This solution benefits both the employee and employer through reduced costs, and improved employee care and wellness.

We apply our deep healthcare and innovation expertise across the healthcare ecosystem including providers and payers, employers and government agencies. We help these customers focus on delivering better, more accessible and more affordable healthcare, which leads to better health and wellness for their constituencies. We have three market-facing verticals: Government, Payer and Pharma, and Provider.

•
Government Healthcare Solutions: We provide administrative and care management solutions to state Medicaid programs and federally-funded government healthcare programs. We provide a broad range of innovative solutions to 37 states, which includes providing Health Insurance Exchange support services to seven states. Our services include processing Medicaid claims, pharmacy benefits management, clinical program management, supporting health information exchanges, eligibility application processing and determination, management of long-term care programs, delivering public and private health insurance exchange services and care and quality management.

•
Healthcare Payer and Pharma: We deliver administrative efficiencies to our healthcare payer and pharmaceutical clients through scalable and flexible transactional business solutions, which encompass our global delivery model and domestic payer service centers. We support the top 20 U.S. commercial health plans, touching nearly two-thirds of the insured population in the U.S. Our services include data capture, claims processing, customer care, inside sales, recovery services and healthcare communications. We also provide these services to payers outside of healthcare. No other competitor has offerings in all of these areas.

•
Healthcare Provider Solutions: For hospitals, doctors and other care providers, we offer technology services and adoption solutions that simplify healthcare operations. This includes consulting for system selection, implementation support, training and education, technology and infrastructure services, and analytical tools supporting clinical care, case management and metrics for quality and benchmarking. We serve every large health system in the U.S., with contracts in all 50 states. Our services help our clients improve access to patient data, achieve tighter regulatory compliance, realize greater operational efficiencies, reduce administrative costs and provide better health outcomes.

Commercial Services

•
Human Resource Services (HRS): From actuarial expertise to a full range of human resources (HR) consulting that includes employee service centers, learning, retirement, health, private healthcare exchange and welfare services, our extensive experience provides an option for organizations that need to transform their human resources, learning or reward functions. We help HR departments engage employees as individuals by communicating with personalized messages and enable employees to get smarter about managing their own health, wealth and career outcomes.

•
Financial Services: We serve clients in many industries by managing their critical finance, accounting and procurement processes. Our methodologies enable transformation and continuous improvement for each client. Our services span corporate finance and decision support, order to cash and record to report. In addition, we provide outsourcing of financial aid and enrollment office operations for colleges and universities, and back-room functions such as customer services, transaction processing and mailroom operations for the financial services industry.

•
Customer Care: With more than two decades of experience in contact center outsourcing, we have expertise in many industry segments and verticals, including telecommunications, high tech, eCommerce, retail, travel, logistics, financial services and healthcare. We provide customer service, tech support, sales and collections and other services via multiple channels including phone, SMS, chat, interactive voice response (IVR), social networks and email. We have locations in more than 160 countries, with over 50,000 agents who provide customer care services in approximately thirty languages on behalf of our clients around the world.

Xerox 2013 Annual Report 7

•
Retail, Travel, Litigation and Learning: We provide technology-based transactional services for retail, travel and non-healthcare insurance companies, as well as e-discovery services for corporations and law firms. With targeted industry focus, we handle data entry, mailrooms, imaging input and hosting, call centers and help desks.

•
Communication & Marketing Services (CMS): CMS delivers end-to-end outsourcing for design, creation, marketing, logistics and distribution services that help clients communicate with their customers and employees more effectively. We deliver communications through traditional routes, such as print, but also through a growing number of multimedia channels, including SMS, web, email and mobile media. We help our clients identify how their customers want to be engaged, tailor content, translate content, personalize communication, select the appropriate channel, execute on campaigns and measure the resulting success.

Government and Transportation Services

•
Transportation Services: We provide revenue-generating solutions for our government clients in over 35 countries. Our services include public transit and fare collection, electronic toll collection, parking management, photo enforcement and commercial vehicle operations. We create simple and reliable processes for operators and government agencies, and we are differentiated by the breadth of our offerings and innovative technology.

•
Government Services: We support our government clients with services targeting key agencies within federal, state, county and municipal governments. Our clients include Health and Human Services, Veterans Administration, Treasury, Safety and Justice, and Government Administration. Our services span child support payment processing, tax and revenue systems, eligibility systems and services, electronic payment cards, unclaimed property services, IT services and many other services. Our competitive advantage is our depth of agency specific expertise, and we have the scale required to deliver and manage programs at all levels of government.

Information Technology Outsourcing
We specialize in designing, developing and delivering effective IT solutions. Our secure data centers, help desks and managed storage facilities around the world provide a reliable IT infrastructure that minimizes the risk of disruption to our clients' daily operations. ITO represented 13 percent of our total Services segment revenue in 2013.

We provide ITO services across all industries, and have developed deep expertise in several key verticals including Healthcare, Retail, Manufacturing, Financial Services and Public Sector. Our ITO services include:

•
Managed IT Services: We support our clients' needs for adaptable computing environments and their potential growth, and we provide comprehensive systems support services. We provide a 24/7 support organization that maintains a unified set of tools and processes that support our clients' IT environments, including systems administration, database administration, systems monitoring, batch processing, data backup, network and infrastructure management and capacity planning.

•
End-User Computing (EUC): Our EUC services provide our clients with a comprehensive solution to manage end-user platforms and devices. These include help and service desks, wireless and mobility services, and desktop management. We design and execute strategies that address and resolve issues such as enterprise bandwidth constraints, unstable computing environments, areas of insecurity and unavailable network resources.

•
IT Solutions: Our IT Solutions include cloud services, utility computing, desktop virtualization and other solutions. We design our solutions to quickly scale up or down and fit different business needs. Many of these solutions can be delivered through our cloud-based, multi-tenant infrastructure with compliance, monitoring and performance transparency built in.

Xerox 2013 Annual Report 8

Document Outsourcing
We are the industry leader in document outsourcing services. We have more than 20 years of experience and 15,000 business professionals in more than 160 countries. We help companies optimize their printing infrastructure and simplify their communication and business processes so that they can grow revenue, reduce costs and operate more efficiently. Document Outsourcing represented 28 percent of our total Services segment revenue in 2013. Our two primary offerings within Document Outsourcing are Managed Print Services and Centralized Print Services.

•
Managed Print Services (MPS): As the market leader in MPS, Xerox helps clients cut costs, increase productivity and meet their environmental sustainability goals while supporting their mobile and security needs. Our approach is built on three stages; it is a roadmap to manage clients’ information today and provide ongoing insight for continuous innovation.

The first stage is to Assess and Optimize. We use best-in-class tools and processes to create a baseline of a client's current spend, then we design a solution that reduces costs by up to 30 percent and that supports sustainability goals. We look across the office and production environments to create a holistic view of the client's printing needs, and provide the accurate information needed to take action.

The second stage is Secure and Integrate. Once we have optimized our clients’ printing environment, we ensure that everything is connected to their IT environment in a secure and compliant way. We activate solutions for enhanced security, printing from mobile devices and streamlining the IT environment by managing print servers and print queues. These offerings are supported by our help desk support.

The third stage is Automate and Simplify. With the right technology in place and securely integrated into our clients' IT environment, we improve employee productivity through automating paper-based processes by digitizing paper documents and leveraging content management, thus creating better workflows and reducing print.
We provide the most comprehensive portfolio of MPS services in the industry, supporting large global enterprises down through small and midsize businesses. We are recognized as an industry leader by several major analyst firms, including Gartner, IDC, Quocirca and Forrester.
Xerox® MPS complements and provides opportunities to expand existing BPO and ITO services. Within BPO accounts, Xerox® MPS helps to automate workflow and enhance employee productivity. In ITO accounts, MPS complements our clients' IT services that we currently manage and positions us as a complete IT services provider.

•
Centralized Print Services (CPS): Xerox is the world leader in CPS. We work with clients to establish a common understanding of their business needs. We address the operational and financial aspects of their business and create a document production service that supports revenue growth.

Within CPS, our main offerings include: On-site print center support which consists of on-demand printing and copying, transactional printing, complete finishing, track and trace, global governance and mainframe production printing; external print procurement; mail and distribution; creative and design; cross-media; and e-publishing.

Xerox 2013 Annual Report 9

Document Technology Segment
Document Technology includes the sale of products and supplies, as well as the associated technical service and financing of those products (which are not related to document outsourcing contracts). Our Document Technology business is centered around strategic product groups that share common technology, manufacturing and product platforms. The strategic product groups are: Entry, Mid-Range and High-End.

In 2013, we launched Xerox® ConnectKey® which is a software system and set of solutions embedded in our Entry and Mid-Range multifunction printers (MFP's). ConnectKey responds to an increasingly mobile workforce, and the need for more advanced IT security across connected devices. ConnectKey-enabled MFPs use the industry’s first embedded security protection from McAfee. These new MFPs also incorporate additional security with Cisco’s TrustSec, which protects data paths to and from the devices.

With ConnectKey’s open Application Programming Interface (API), reseller partners, systems integrators, solutions developers and managed service providers can develop and embed applications on the MFP. Additional features include cloud access, connect to SharePoint, easy IT integration and mobile print.

Entry
Entry comprises desktop monochrome and color printers and multifunction printers ranging from small personal devices to workgroup printers and MFPs that serve the needs of demanding office users. Entry products represented 21 percent of our total Document Technology segment revenue in 2013 and are sold worldwide in all segments from SMB to enterprise, principally through a global network of reseller partners and service providers.

In 2013, we continued to build on our position in the market:

•	Expanded our channel reach, partner programs and capacity to support the needs of small to midsize businesses in our customers' preferred buying locations.

•	Made our products more efficient and cost effective to deploy, in conjunction with our MPS offerings.

•	Launched products and solutions that help individuals, small work teams, large workgroups or whole departments achieve their business goals.

The following devices were also launched during 2013:

•
The WorkCentre® 3615 Multifunction Printer and Phaser® 3610 printers: These desktop monochrome devices are designed for small offices or distributed applications in the enterprise. They feature class-leading speed and productivity.

•
The WorkCentre® 7220 and 7225: Powered by the Xerox® ConnectKey® Controller, the small A3-capable footprint, and quiet operation, make the WorkCentre 7200 series color multifunction printer ideal for workgroups in small offices and the enterprise.

•
ColorQube® 8700/8900 Series: Our existing ColorQube 8700 and ColorQube 8900 multifunction printers were updated with ConnectKey. This update enhances productivity and allows for these products to leverage the ConnectKey product and solutions portfolio.

Mid-Range
Mid-Range comprises products for enterprises of all sizes. They are sold through dedicated Xerox-branded partners, our direct sales force, indirect multi-branded channel partners and resellers worldwide. Our Mid-Range products represented 58 percent of our total Document Technology segment revenue in 2013. We offer a wide range of multifunction printers, copiers, digital printing presses and light production devices that deliver flexibility and advanced features.

Xerox 2013 Annual Report 10

The following mid-range devices were launched during 2013, which includes the ConnectKey-enabled MFPs:

•
Xerox® WorkCentre® 7800 Series: These ConnectKey-enabled MFPs offer speeds from 30 ppm to 55/50 ppm. The Hi-Q LED print engine technology consumes less energy and space, and produces less noise, while offering printing resolutions of 1200 x 2400 dpi.

•
Xerox® ColorQube® 9300 Series: The series combines our solid ink innovation with our ConnectKey capabilities. This results in a multifunction printer that produces vivid color quality that is affordable and produces significantly less printing waste versus comparable color laser devices. The device copies and prints at speeds up to 60 ppm, while increasing productivity even further with speeds up to 85 ppm in Fast Color mode for draft or short-life documents.

•
Xerox® WorkCentre® 5800 Series: These black-and-white workgroup and departmental A3 multifunction printers are ConnectKey-enabled, and range from 45 ppm to 90 ppm. They replace the WorkCentre 5700 family.

•
Xerox® Color 570 Printer: This light production color printer prints at speeds up to 75 ppm. It is targeted at customers who have multiple needs and requirements, which means it can accommodate quick print shops, in-plant operations, agencies, small businesses and manufacturers. The combination of 2400 x 2400 dpi resolution and our EA Toner results in vibrant and detailed prints with an offset-like finish.

•
Xerox® D136 Copier/Printer and Printer: These light production monochrome devices print at speeds up to 136 ppm. With oversized and high-capacity feeders, the devices can accommodate various paper sizes and custom stock - handling an additional 4,000 sheets for uninterrupted production runs. The devices’ array of finishing options can improve pay-for-print providers profits, while reducing costs for in-plant print shops.

High-End
Our High-End digital color and monochrome solutions are designed for customers in the graphic communications industry and for large enterprises. Our High-End products comprised 21 percent of our total Document Technology segment revenue in 2013. These High-End solutions enable digital, full-color, on-demand printing of a wide range of applications, including variable data for personalized content and 1:1 marketing.

During 2013, a key initiative in this space was the expansion of our workflow software portfolio. FreeFlow® Core, a new modular, scalable, open automation platform, is a key new offering at the center of the workflow suite. Another new offering, FreeFlow® Digital Publisher, uses FreeFlow Core to automate workflows that enable both print and e-media content, which provides a new revenue source for Xerox print customers. Other solutions include Xerox® IntegratedPLUS Automated Color Management, which enables more effective image quality control across a fleet of presses. Each of these solutions automate processes that allow our customers to reduce costs, produce more jobs and grow their businesses.

Within the hardware portfolio, the most significant advancement was the acquisition of Impika. Impika is a leader in the design, production and sale of high-speed, continuous-feed inkjet printing systems that are used for commercial and industrial printing. The Impika offerings include the iPrint eVolution, iPrint Compact and iPrint Reference. These presses utilize proprietary, aqueous inkjet technology, and print at speeds as fast as 832 feet (254 meters) per minute. The Impika products join the Xerox® CiPress Production Inkjet Systems in our high-speed inkjet lineup, strengthening our position in this rapidly growing segment.

In addition to the acquisition of Impika, we built on our industry-leading product lineup in 2013 with the launch of several products:

•
Xerox® Color J75 & C75 Presses: In February, we introduced the Xerox entry production color family, the Color J75 and C75 Presses. These products print at speeds up to 75 ppm and include a wide range of finishing options. The J75 includes the Xerox® Automated Color Quality Suite, which delivers outstanding productivity and quality.

Xerox 2013 Annual Report 11

•
Xerox® iGen4® Diamond Edition: The newest product in the iGen® family, the Xerox® iGen4 Diamond Edition digital press, incorporates the latest image quality, automation and productivity innovations from the flagship Xerox® iGen 150 into the iGen4 platform, providing unmatched flexibility, productivity and profitability. Automation from beginning to end speeds up turnaround times and delivers improved profitability for print providers.

•
Xerox® Color 8250 Production Printer: In June, we launched the Color 8250 Production Printer. Based on Xerox® iGen technology, the 8250 is a cost-effective, high-speed cut-sheet system that is designed to deliver high volume business-quality color on uncoated papers. When coupled with the FreeFlow suite, the 8250 is ideal for producing high volumes of personalized direct mail and transactional documents.

•
Xerox® Wide Format IJP 2000: The Wide Format IJP 2000, an inkjet based press, was launched in September. The IJP 2000 helps customers produce a variety of high-quality, high-value jobs on a wide range of media, including papers, vinyl and banner fabric.

•
Xerox® CiPress Single Engine Duplex: The Single Engine Duplex configurations of the CiPress 500 and 325 Production Inkjet Systems were launched in September, enabling two-sided printing in a single print engine. This configuration helps customers reduce costs while delivering exceptional reliability and performance in a compact, economical footprint.

Other Segment
The Other segment includes paper sales in our developing market countries, wide-format systems, licensing revenue, Global Imaging Systems network integration solutions and electronic presentation systems and non-allocated corporate items, including Other expenses, net. Paper comprised approximately one-third of the revenues in the Other segment in 2013, which is lower than the 59 percent in 2012 due to the sale of our North American and Western European paper businesses during 2013.

Geographic Information
Our global presence is one of our core strengths. Overall, 32 percent of our revenue is generated by customers outside the U.S. We have a significant opportunity to take advantage of our global presence and customer relationships to expand our Services business in Europe and developing markets.

In 2013, our revenues by geography were as follows: U.S.: $14,534 million (68 percent of total revenue), Europe:$4,574 million (21 percent of total revenue), and Other areas: $2,327 million (11 percent of total revenue). Revenues by geography are based on the location of the unit reporting the revenue and include export sales.

Patents, Trademarks and Licenses
Xerox and its subsidiaries were awarded 1,168 U.S. utility patents in 2013. On that basis, we would rank 23rd on the list of companies that were awarded the most U.S. patents during the year. Including our research partner Fuji Xerox, we were awarded about 1,950 U.S. utility patents in 2013. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2013, we held about 12,100 U.S. design and utility patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent-licensing agreements and, in a majority of them, we license or assign our patents to others in return for revenue and/or access to their patents. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2013, we added 11 new agreements to our portfolio of patent-licensing and sale agreements, and Xerox and its subsidiaries were licensor or seller in seven of the agreements. We are also a party to a number of cross-licensing agreements with companies that hold substantial patent portfolios, including Canon, Microsoft, IBM, Hewlett-Packard, Oce, Sharp, Samsung, Seiko Epson and Toshiba TEC. These agreements vary in subject matter, scope, compensation, significance and time.

Xerox 2013 Annual Report 12

In the U.S., we own more than 500 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.

Marketing and Distribution
We operate in over 160 countries, providing the industry's broadest portfolio of document technology, services and software, and the most diverse array of business processes and IT outsourcing support through a variety of distribution channels around the world. We manage our business based on the principal segments described earlier. We have organized the marketing, selling and distribution of our products and services by geography, channel type and line of business.

We go to market with a services-led approach and sell our products and services directly to customers through our world-wide sales force and through a network of independent agents, dealers, value-added resellers, systems integrators and the Web. In addition, our wholly-owned subsidiary, Global Imaging Systems (GIS), an office technology dealer which is comprised of regional core companies in the U.S., sells and services document management systems, network integration devices and electronic presentation systems. We continued to expand our distribution to small and mid-size businesses in 2013 as GIS acquired two companies.

Our brand is a valuable resource and continues to be ranked in the top percentile of the most valuable global brands. In Europe, Africa, the Middle East and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, as well as through related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to distribute our products in many of the countries located in these regions, and previously entered into agreements with unaffiliated third parties who distribute our products in Sudan and Syria. Sudan and Syria, among others, have been designated as state sponsors of terrorism by the U.S. Department of State and are subject to U.S. economic sanctions. We maintain an export and sanctions compliance program, and believe that we have been and are in compliance with U.S. laws and government regulations for these countries. We have no assets, liabilities or operations in these countries other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan and Syria in August 2006. Now, Xerox has only legacy obligations to third parties, such as providing spare parts and supplies to these third parties. In 2013, total Xerox revenues of $21.4 billion included less than $20 thousand attributable to Sudan and Syria.

Competition
Although we encounter competition in all areas of our business, we are the leader -- or among the leaders -- in each of our principal business segments. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support.

In the Services business, our larger competitors include Accenture, Aon, Computer Sciences Corporation, Convergys, Dell, Genpact, Hewlett-Packard, IBM and Teletech. In addition, we compete with in-house departments that perform the functions that could be outsourced to us.

In the Document Technology business, our larger competitors include Canon, Hewlett-Packard, Konica Minolta, Lexmark and Ricoh.

Our brand recognition, positive reputation for business process and document management, innovative technology and service delivery are our competitive advantages. This combined with our breadth of product offerings, global distribution channels and customer relationships positions us as a strong competitor going forward.

Global Employment
Globally, we have approximately 143,100 direct employees, including approximately 6,400 sales professionals, approximately 10,800 technical service employees and approximately 97,000 employees serving our customers through on-site operations or off-site delivery centers.

Xerox 2013 Annual Report 13

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

Because our lease contracts permit customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand, proceeds from capital market offerings and the sale of selected finance receivables. At December 31, 2013, we had $4.5 billion of finance receivables and $0.6 billion of equipment on operating leases, or Total Finance assets of $5.1 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in the majority of our $8.0 billion of debt being allocated to our financing business.

Refer to "Customer Financing Activities" in the Capital Resources and Liquidity section of Management's Discussion and Analysis included in Item 7 of this 2013 Form 10-K, which is incorporated here by reference, for additional information.

Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. The Company's largest manufacturing site is in Webster, N.Y., where we produce Xerox® iGen and Nuvera® systems, components, EA Toner, consumables, fusers, photoreceptors, and other products. Our other primary manufacturing operations are located in: Dundalk, Ireland, for our High-End production products and consumables; and Wilsonville, OR, for solid ink products, consumable supplies and components for our mid-range and entry products. We also have a facility in Venray, Netherlands, which provides supplies manufacturing and supply chain management for the Eastern Hemisphere.

Our master supply agreement with Flextronics, a global electronics manufacturing services company, to outsource portions of manufacturing for our mid-range and entry businesses, continues through 2014 (exclusive of extension rights). We also acquire products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements.

We have arrangements with Fuji Xerox under which we purchase and sell products, some of which are the result of mutual research and development agreements. Refer to Note 8 - Investments in Affiliates, at Equity in the Consolidated Financial Statements, which is incorporated here by reference, for additional information regarding our relationship with Fuji Xerox.

Services Global Production Model
Our global services production model is one of our key competitive advantages. We have approximately 130 Strategic Delivery Centers located around the world, including India, Philippines, Jamaica, Mexico, Guatemala, Colombia, Brazil, Chile, Argentina, Ireland, Spain, Poland and Romania. These locations are comprised of Customer Care Centers, Mega IT Data Centers, Finance and Accounting Centers, Human Resource Centers and Document Process Centers. Our global production model is enabled by the use of proprietary technology, which allows us to securely distribute client transactions within data privacy limits across a global workforce. This global production model allows us to make the most of lower-cost production locations, consistent methodology and processes, and time zone advantages.

Fuji Xerox
Fuji Xerox is an unconsolidated entity in which we own a 25 percent interest, and FUJIFILM Holdings Corporation (FujiFilm) owns a 75 percent interest. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong, other areas of the Pacific Rim, Australia and New Zealand. We retain significant rights as a minority shareholder. Our technology licensing agreements with Fuji Xerox ensure that the two companies retain uninterrupted access to each other's portfolio of patents, technology and products.

Xerox 2013 Annual Report 14

International Operations
The financial measures by geographical area for 2013, 2012 and 2011 that are included in Note 2 - Segment Reporting in the Consolidated Financial Statements, are incorporated here by reference. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including local economies, political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A included herein.

Backlog
Backlog, or the value of unfilled orders, is not a meaningful indicator of future business prospects because of the significant proportion of our revenue that follows contract signing and/or equipment installation, the large volume of products we deliver from shelf inventories and the shortening of product life cycles.

Seasonality
Our revenues are affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases and services unit volumes. These factors have historically resulted in lower revenues, operating profits and operating cash flows in the first quarter and the third quarter.

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

Xerox 2013 Annual Report 15

ITEM 1A. RISK FACTORS

Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economics, political environments, fluctuating foreign currencies and shifting regulatory schemes.
A significant portion of our revenue is generated from operations outside the United States. In addition, we maintain significant operations and acquire or manufacture many of our products and/or their components outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the Japanese Yen to U.S. Dollar and Japanese Yen to Euro exchange rates, as well as by a number of other factors, including changes in economic conditions from country to country, changes in a country's political conditions, trade protection measures, licensing requirements, local tax issues, capitalization and other related legal matters. We generally hedge foreign currency denominated assets, liabilities and anticipated transactions primarily through the use of currency derivative contracts. The use of derivative contracts is intended to mitigate or reduce transactional level volatility in the results of foreign operations, but does not completely eliminate volatility. We do not hedge the translation effect of international revenues and expenses, which are denominated in currencies other than our U.S. parent functional currency, within our consolidated financial statements. If our future revenues, costs and results of operations are significantly affected by economic conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.
We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.
We operate in an environment of significant competition, driven by rapid technological advances and the demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services and/or business process services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve and to expand into additional market segments. To remain competitive, we must develop services, applications and new products; periodically enhance our existing offerings; and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.
Our profitability is dependent upon our ability to obtain adequate pricing for our products and services and to improve our cost structure.
Our success depends on our ability to obtain adequate pricing for our services and products and that will provide a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our services and products may decline from previous levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our services and products, it could materially adversely affect our results of operations and financial condition. In addition, our services contracts are increasingly requiring tighter timelines for implementation as well as more stringent service level metrics. This makes the bidding process for new contracts much more difficult and require us to adequately consider these requirements in the pricing of our services.

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

Xerox 2013 Annual Report 16

In addition, in order to continually meet the service requirements of our customers, which often includes 24/7 service, and to optimize our employee cost base, we will locate our delivery service centers in lower-cost locations, including several developing countries. Concentrating our delivery service centers in these locations presents a number of operational risks, many of which are beyond our control, including the risks of political instability, natural disasters, safety and security risks, labor disruptions and rising labor rates. These risks could impair our ability to effectively provide services to our customers and keep our costs aligned to our associated revenues and market requirements.

Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as Lean Six Sigma, the level of pricing pressures on our services and products, the proportion of high-end as opposed to low-end equipment sales (product mix), the trend in our post-sale revenue growth and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.

Our government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.

A significant portion of our revenues are derived from contracts with U.S. federal, state and local governments and their agencies, as well as international governments and their agencies. Governments and their agencies may have the right to terminate many of these contracts at any time without cause. These contracts, upon their expiration or termination, are typically subject to a bidding process in which Xerox may not be successful. Also, our contracts with governmental entities are generally subject to the approval of annual appropriations by the United States Congress or other legislative/governing bodies to fund the expenditures of the governmental entities under those contracts. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we improperly charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities or contractual non-compliance in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.
Our ability to deliver services could be impaired if we are unable to hire or retain qualified personnel in certain areas of our business, which could result in decreased revenues or additional costs.

At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. Additionally, in regard to the labor-intensive business of the Company, quality service and adequate internal controls depend on our ability to retain employees and manage personnel turnover. An increase in the employee turnover rate or our inability to recruit and retain qualified personnel could increase recruiting and training costs and potentially decrease revenues or decrease our operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects.

Xerox 2013 Annual Report 17

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

Our services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts.

In order for our services business to continue its growth, we must successfully manage the start-up of services related to new contracts. If a client is not satisfied with the quality of work performed by us or a subcontractor, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the client's dissatisfaction with our services could damage our ability to obtain additional work from that client or obtain new work from other potential clients. In particular, clients who are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date, which may result in our inability to fully recover our up-front investments. In addition, clients could direct future business to our competitors. We could also trigger contractual credits to clients or a contractual default. Failure to properly transition new clients to our systems, properly budget transition costs or accurately estimate new contract operational costs could result in delays in our contract performance, trigger service level penalties, impair fixed or intangible assets or result in contract profit margins that do not meet our expectations or our historical profit margins.

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

Xerox 2013 Annual Report 18

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

Our ability to maintain a consistent trend of revenue growth over the intermediate to longer term is largely dependent upon expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction systems. We expect that revenue growth can be further enhanced through our document management and consulting services in the areas of personalized and product life cycle communications, enterprise managed print services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct and indirect sales productivity and expand our indirect distribution channels in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase the volume of pages printed, the mix and price of color pages, equipment utilization and color adoption, as well as our ability to retain a high level of supplies sales in unbundled contracts. Equipment placements typically occur through leases with original terms of three to five years. There will be a lag between the increase in equipment placement and an increase in post sale revenues. The ability to grow our customers' usage of our products may continue to be adversely impacted by the movement toward distributed printing and electronic substitutes and the impact of lower equipment placements in prior periods. If we are unable to maintain a consistent trend of revenue growth, it could materially adversely affect our results of operations and financial condition.

We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service and technology provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information, and the European Union Directive on Data Protection (Directive 95/46/EC). Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of individually identifiable information and these laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. Changes to existing laws, introduction of new laws in this area, or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.

We are subject to breach of our security systems and service interruptions which could expose us to liability, impair our reputation or temporarily render us unable to fulfill our service obligations under our contracts.

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our customers', clients' and suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the appropriate encryption of

Xerox 2013 Annual Report 19

information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. Because the techniques used to obtain unauthorized access change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement preventative measures. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow. We also maintain various systems and data centers for our customers. Often these systems and data centers must be maintained worldwide and on a 24/7 basis. Although we endeavor to ensure that there is adequate back-up and maintenance of these systems and centers, we could experience service interruptions that could result in curtailed operations and loss of customers, which would reduce our revenue and profits in addition to impairing our reputation.

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
We have and will continue to have a significant amount of debt and other obligations, primarily to support our customer financing activities. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.
We need to maintain adequate liquidity in order to meet our operating cash flow requirements, repay maturing debt and meet other financial obligations, such as payment of dividends to the extent declared by our Board of Directors. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.
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

Xerox 2013 Annual Report 20

The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2013, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.

We have outsourced a significant portion of our overall worldwide manufacturing operations and increasingly are relying on third-party manufacturers, subcontractors and external suppliers.
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
In addition, in our services business we may partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Therefore, our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet our customers' requirements and schedules. If we or our partners fail to deliver services or products as required and on time, our ability to complete the contract may be adversely affected, which may have an adverse impact on our revenue and profits.
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
We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement laws; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations, as discussed in the “Contingencies” note in the Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted or are expected to adopt restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be

Xerox 2013 Annual Report 21

subject to liability and could be prohibited from selling our products, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products and other environmentally related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Related Products Directive (ERP) is expected to lead to the adoption of “implementing measures” intended to require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. It is possible that some or all of our products may be required to comply with ERP implementing measures. Another example is the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH could lead to restrictions and/or bans on certain chemical usage. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse effect on our operations and financial condition. Similarly, environmentally driven procurement requirements voluntarily adopted by customers in the marketplace (e.g., U.S. EPA EnergyStar) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to comply.
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
As a result of implementing our restructuring programs (refer to Note 10 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements, which is incorporated here by reference) as well as various productivity initiatives, several leased and owned properties became surplus. We are obligated to maintain our leased surplus properties through required contractual periods. We have disposed or subleased certain of these properties and are actively pursuing the successful disposition of remaining surplus properties.
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

Xerox 2013 Annual Report 22

ITEM 3. LEGAL PROCEEDINGS
The information set forth under Note 17 "Contingencies and Litigation" in the Consolidated Financial Statements is incorporated here by reference.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
Part II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information
Xerox common stock (XRX) is listed on the New York Stock Exchange and the Chicago Stock Exchange.

Xerox Common Stock Prices and Dividends

New York Stock Exchange composite prices *	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
High	$8.76	$9.49	$10.51	$12.23
Low	7.11	8.33	9.23	9.61
Dividends declared per share	0.0575	0.0575	0.0575	0.0575

2012
High	$8.76	$8.15	$7.94	$7.39
Low	7.73	6.94	6.38	6.23
Dividends declared per share	0.0425	0.0425	0.0425	0.0425

_____________

*	Price as of close of business.

In January 2014, the Board of Directors approved an increase in the Company's quarterly cash dividend from 5.75 cents per share to 6.25 cents per share, beginning with the dividend payable April 30, 2014.

Common Shareholders of Record
See Item 6 - Selected Financial Data, Five Years in Review, Common Shareholders of Record at Year-End, which is incorporated here by reference.

Xerox 2013 Annual Report 23

PERFORMANCE GRAPH

Total Return To Shareholders

	Year Ended December 31,
(Includes reinvestment of dividends)	2008	2009	2010	2011	2012	2013
Xerox Corporation	$100.00	$108.98	$151.00	$106.39	$93.24	$170.30
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Information Technology Index	100.00	161.72	178.20	182.50	209.55	269.13

Source: Standard & Poor's Investment Services
Notes: Graph assumes $100 invested on December 31, 2008 in Xerox, the S&P 500 Index and the S&P 500 Information Technology Index, respectively, and assumes dividends are reinvested.

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2013
During the quarter ended December 31, 2013, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent

(a)	Securities issued on October 31, 2013: Registrant issued 4,408 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

Xerox 2013 Annual Report 24

(c)
The DSUs were issued at a deemed purchase price of $10.31 per DSU (aggregate price $45,446), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2013
Repurchases of Xerox Common Stock, par value $1 per share include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through 31	7,223,202	$10.38	7,223,202	$1,062,105,745
November 1 through 30	18,582,549	10.54	18,582,549	1,366,170,836
December 1 through 31	22,000,684	11.45	22,000,684	1,114,257,534
Total	47,806,435		47,806,435
_____________

(1)	Exclusive of fees and costs.

(2)
In November 2013, the Board of Directors authorized an additional $500 million in share repurchase. Of the cumulative $6.5 billion of share repurchase authority granted by our Board of Directors, exclusive of fees and expenses, approximately $5.4 billion has been used through December 31, 2013. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
October 1 through 31	24,660	$10.49	n/a	n/a
November 1 through 30	10,896	10.02	n/a	n/a
December 1 through 31	—	—	n/a	n/a
Total	35,556
 ______________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2013 Annual Report 25

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEARS IN REVIEW
(in millions, except per-share data)

	2013	2012(1)	2011(1)	2010(1)(2)	2009(1)
Per-Share Data
Income from continuing operations
Basic	$0.95	$0.89	$0.90	$0.43	$0.55
Diluted	0.93	0.87	0.88	0.42	0.54
Earnings
Basic	0.93	0.90	0.92	0.44	0.56
Diluted	0.91	0.88	0.90	0.43	0.55
Common stock dividends declared	0.23	0.17	0.17	0.17	0.17
Operations
Revenues	$21,435	$21,737	$21,900	$20,872	$14,376
Sales	5,659	5,927	6,400	6,473	5,843
Outsourcing, maintenance and rentals	15,293	15,213	14,868	13,739	7,820
Financing	483	597	632	660	713
Income from continuing operations	1,205	1,212	1,307	622	509
Income from continuing operations - Xerox	1,185	1,184	1,274	591	478
Net income	1,179	1,223	1,328	637	516
Net income - Xerox	1,159	1,195	1,295	606	485
Financial Position
Working capital	$2,825	$2,363	$1,531	$2,222	$5,270
Total Assets	29,036	30,015	30,116	30,600	24,032
Consolidated Capitalization
Short-term debt and current portion of long-term debt	$1,117	$1,042	$1,545	$1,370	$988
Long-term debt	6,904	7,447	7,088	7,237	8,276
Total Debt(3)	8,021	8,489	8,633	8,607	9,264
Liability to subsidiary trust issuing preferred securities	—	—	—	650	649
Series A convertible preferred stock	349	349	349	349	—
Xerox shareholders' equity	12,300	11,521	11,876	12,006	7,050
Noncontrolling interests	119	143	149	153	141
Total Consolidated Capitalization	$20,789	$20,502	$21,007	$21,765	$17,104
Selected Data and Ratios
Common shareholders of record at year-end	37,552	39,397	41,982	43,383	44,792
Book value per common share	$10.35	$9.41	$8.88	$8.59	$8.11
Year-end common stock market price	$12.17	$6.82	$7.96	$11.52	$8.46
Employees at year-end	143,100	147,600	139,700	136,500	53,600
Gross margin	31.0%	32.0%	33.4%	35.2%	41.2%
Sales gross margin	36.1%	36.0%	36.3%	36.9%	36.8%
Outsourcing, maintenance and rentals gross margin	28.0%	29.0%	30.9%	33.1%	42.6%
Finance gross margin	66.3%	66.8%	63.4%	62.7%	62.0%

___________

(1)
2009 through 2012 have been restated to reflect the 2013 disposition of our North American (Canada and U.S.) and Western European Paper businesses as Discontinued Operations. Refer to Note 3 - Acquisitions and Divestitures in our Consolidated Financial Statements, which is incorporated here by reference, for additional information.

(2)	2010 results include the acquisition of ACS.

(3)	Includes capital lease obligations.

Xerox 2013 Annual Report 26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this 2013 Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Throughout this document, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.

Executive Overview
With revenues of $21.4 billion, we are the world's leading global enterprise for business process and document management solutions. We provide services, technology and expertise to enable our customers - from small businesses to large global enterprises - to focus on their core business and operate more effectively.

2013 marked the 75th anniversary of the first xerographic image, created by Chester Carlson to simplify the process of copying information. This xerographic process is still at the heart of most office printers and copiers around the world. From printers and multifunction devices, to business services and solutions for transportation, education, and healthcare, the Company’s engineers, scientists and researchers are continuing to invent ways that make work, and life, a little simpler.

We are a leader across large, diverse and growing markets estimated at over $600 billion. Headquartered in Norwalk, Connecticut, the 143,100 people of Xerox serve customers in more than 160 countries providing business services, printing equipment and software for commercial and government organizations. In 2013, 32 percent of our revenue was generated outside the U.S.
We organize our business around two main segments: Services and Document Technology.

•	Our Services segment is comprised of business process outsourcing (BPO), information technology outsourcing (ITO) and document outsourcing (DO) services.
A key priority in 2013 was continued growth in our services business. Revenue from Services grew 3% in 2013, reflecting growth from all three service offerings, BPO, ITO and DO, and represented 55% of our total revenues. Growth was below our expectations primarily due to lower than expected contributions from acquisitions and the effects of the run-off of our student loan business. In 2013, our Services signings grew as we continued to win in the marketplace. In 2013, we introduced a new government healthcare Medicaid platform and supported the launch of health insurance exchanges in several states. Across our services portfolio, the diversity of our offerings and the differentiated solutions we provide, enable us to deliver greater value to our customers.

•
Our Document Technology segment is comprised of our document technology and related supplies, technical service and equipment financing (excluding contracts related to document outsourcing). Our product groups within this segment include Entry, Mid-Range and High-End products.

In 2013 we focused on maintaining our leadership in Document Technology as well as improving our productivity to reduce our cost base. This strategy included the introduction of new products like our ConnectKey® enabled devices as well as steadily growing our channel operations to expand our reach to small and mid-sized businesses (SMB). Although Document Technology revenues declined 6% in 2013, in line with expectations, segment margin was 10.8%, at the high end of our targeted range of 9% to 11%.

Xerox 2013 Annual Report 27

Annuity-Based Business Model

In 2013, 84 percent of our total revenue was annuity-based, which includes contracted services, equipment maintenance, consumable supplies and financing, among other elements. Our annuity revenue significantly benefits from growth in Services. Some of the key indicators of annuity revenue growth include:

•	Services business signings, which reflects the estimated future revenues from contracts signed during the period.

•
Services renewal rate, which is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period, calculated as a percentage of ARR on all contracts where a renewal decision was made during the period.

•	Services pipeline growth, which measures the increase in new business opportunities.

•	Installations of printers and multifunction printers as well as the number of machines in the field (MIF) and the page volume and mix of pages printed on color devices, where available.

Acquisitions
Consistent with our strategy to expand our Services offerings and expand and strengthen our product portfolio and distribution capabilities in Document Technology, we completed several acquisitions during 2013. Refer to Acquisitions and Divestitures in Item 1. Business in this Form 10-K as well as Note 3 - Acquisitions and Divestitures in our Consolidated Financial Statements for additional information regarding our 2013 acquisitions.
Financial Overview
Total revenue of $21.4 billion in 2013 declined 1% from the prior year, with a 1-percentage point positive impact from currency. Services segment revenues increased 3%, with no impact from currency, reflecting growth in all three of our Services offerings. Services segment margin of 9.8% decreased 0.4-percentage points from 2012, reflecting a decline in gross margin of 0.8-percentage points partially offset by productivity improvements and restructuring benefits. Document Technology segment revenues declined 6% with no impact from currency reflecting the continued migration of customers to Xerox managed print services, which is included in our Services segment, lower supplies sales, weakness in developing markets and price declines. These declines were partially offset by the benefits from the refresh of our mid-range products and improving trends on our high-end products. Document Technology segment margin of 10.8% decreased 0.5-percentage points from 2012.
Net income from continuing operations attributable to Xerox for 2013 was $1,185 million and included $205 million of after-tax amortization of intangible assets. Net income for 2013 reflects the continued pressure on margins, including the impacts from the run-off of the high-margin student loan business and the ramping of new contracts in Services as well as the effects of ongoing equipment price pressure in Document Technology. These impacts were partially offset by operational improvements and cost reductions from restructuring actions. Net income attributable to Xerox for 2012 was $1,184 million and included $203 million of after-tax amortization of intangible assets.
Cash flow from operations was $2.4 billion in 2013 as compared to $2.6 billion in 2012. The decrease in cash was primarily due to the impacts from prior year sales of finance receivables. This decrease was partially offset by lower pension contributions as working capital (accounts receivable, inventory and accounts payables) was roughly flat for the year. Cash used in investing activities of $452 million primarily reflects capital expenditures of $427 million and acquisitions of $155 million partially offset by proceeds from the sale of businesses and assets of $112 million. Cash used in financing activities was $1.4 billion, which primarily reflects $696 million for stock repurchases, $434 million of net payments on debt and $296 million for dividends.
During 2013 we sold our U.S. and Canadian (North American) and Western European (European) Paper businesses. As a result of these transactions, we reported these paper-related operations as Discontinued Operations. All prior period results were accordingly restated to conform to this presentation. Refer to Note 3 - Acquisitions and Divestitures in our Consolidated Financial Statements for additional information regarding discontinued operations.

Xerox 2013 Annual Report 28

We expect 2014 revenue in the range of flat to growing 2 percent, excluding the impact of currency. In our Services business, we expect mid-single digit revenue growth driven by 2013 signings growth, global expansion and additional acquisitions which increase our service capabilities and global footprint. Services margins are expected to be in the 10 to 11 percent range as we continue to focus on portfolio mix as well as productivity and cost improvements. In our Document Technology business, we expect a mid-single digit revenue decline. We expect to partially offset the projected declines in black-and-white printing by capitalizing on the most advantaged segments of the market including color, high-end graphic communications and SMB markets. Margins in Document Technology are expected to be in the 9 to 11 percent range, as we maintain our focus on productivity and cost improvements in light of the expected decline in revenues.
Currency Impact
To understand the trends in our business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as “currency impact” or “the impact from currency.” This impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate. This impact is calculated for all countries where the functional currency is the local country currency. Revenues and expenses from our developing market countries (Latin America, Brazil, the Middle East, India, Eurasia and Central-Eastern Europe) are analyzed at actual exchange rates for all periods presented, since these countries generally have unpredictable currency and inflationary environments, and our operations in these countries have historically implemented pricing actions to recover the impact of inflation and devaluation. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency.
Approximately 32% of our consolidated revenues are derived from operations outside of the United States where the U.S. Dollar is normally not the functional currency. When compared with the average of the major European currencies and Canadian Dollar on a revenue-weighted basis, the U.S. Dollar was 1% weaker in 2013 and 5% stronger in 2012, each compared to the prior year. As a result, the foreign currency translation had a 1% positive impact on revenue in 2013 and a 1% detrimental impact on revenue in 2012.
Application of Critical Accounting Policies
In preparing our Consolidated Financial Statements and accounting for the underlying transactions and balances, we apply various accounting policies. Senior management has discussed the development and selection of the critical accounting policies, estimates and related disclosures included herein with the Audit Committee of the Board of Directors. We consider the policies discussed below as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management's judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. In instances where different estimates could have reasonably been used, we disclosed the impact of these different estimates on our operations. In certain instances, like revenue recognition for leases, the accounting rules are prescriptive; therefore, it would not have been possible to reasonably use different estimates. Changes in assumptions and estimates are reflected in the period in which they occur. The impact of such changes could be material to our results of operations and financial condition in any quarterly or annual period.
Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 1 - Summary of Significant Accounting Policies in the Consolidated Financial Statements.

Xerox 2013 Annual Report 29

Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Refer to Note 1 - Summary of Significant Accounting Policies - Revenue Recognition, in the Consolidated Financial Statements for additional information regarding our revenue recognition policies. Specifically, the revenue related to the following areas involves significant judgments and estimates:

•	Bundled Lease Arrangements,

•	Sales to Distributors and Resellers, and

•	Services - Percentage-of-Completion.
Bundled Lease Arrangements - We sell our equipment under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated monthly fixed price for all elements over the contractual lease term. Approximately 37% of our equipment sales revenue is related to sales made under bundled lease arrangements. Recognizing revenues under these arrangements requires us to allocate the total consideration received to the lease and non-lease deliverables included in the bundled arrangement, based upon the estimated fair values of each element.
Sales to Distributors and Resellers - We utilize distributors and resellers to sell many of our Document Technology products to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are sold to such distributors and resellers. Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Approximately 10% of our revenues include sales to distributors and resellers and provisions and allowances recorded on these sales are approximately 19% of the associated gross revenues.
Revenue Recognition for Services - Percentage-of-Completion - A portion of our Services revenue is recognized using the percentage-of-completion (POC) accounting method. This method requires the use of estimates and judgment. Approximately 3% of our Services revenue uses the POC accounting method. Although not significant to total Services revenue, the POC methodology is normally applied to certain of our larger and longer term outsourcing contracts involving system development and implementation services. In addition, approximately $340 million of our Accounts receivable balance at December 31, 2013 of $2,929 million is related to our POC contracts.
The POC accounting methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed based on a current cumulative cost to estimated total cost basis and a reasonably consistent profit margin over the period. Due to the long-term nature of these arrangements, developing the estimates of cost often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs. Such revisions are reflected in income in the period in which the facts that give rise to that revision become known. We perform ongoing profitability analysis of our POC services contracts in order to determine whether the latest estimates require updating. Key factors reviewed by the company to estimate the future costs to complete each contract are future labor costs, future product costs and expected productivity efficiencies. If at any time these estimates indicate the POC contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately in cost of services.
Allowance for Doubtful Accounts and Credit Losses
We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience adjusted for current conditions. We recorded bad debt provisions of $120 million, $119 million and $157 million in SAG expenses in our Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, respectively.

Xerox 2013 Annual Report 30

Bad debt provisions remained flat in 2013. Reserves, as a percentage of trade and finance receivables, were 3.5% at December 31, 2013, as compared to 3.3% at December 31, 2012 and 2011. We continue to assess our receivable portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts. In addition, although our bad debt provisions were relatively flat in Europe, this region continues to be a focus of our credit review and analysis.
As discussed above, we estimated our provision for doubtful accounts based on historical experience and customer-specific collection issues. This methodology was consistently applied for all periods presented. During the five year period ended December 31, 2013, our reserve for doubtful accounts ranged from 3.3% to 4.1% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2013 rate of 3.5% would change the 2013 provision by approximately $39 million.
Refer to Note 4 - Accounts Receivables, Net and Note 5 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our allowance for doubtful accounts.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense, liability and asset values related to our defined benefit pension plans. These factors include assumptions we make about the expected return on plan assets, discount rate, the rate of future compensation increases and mortality. Differences between these assumptions and actual experiences are reported as net actuarial gains and losses and are subject to amortization to net periodic benefit cost over future periods. Over the past several years, we have amended several of our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service. The freeze of current benefits is the primary driver of the reduction in pension service costs during 2013 and expected reductions in future periods. In certain plans we are required to continue to consider salary increases in determining the benefit obligation related to prior service.
Cumulative net actuarial losses for our defined benefit pension plans of $2.4 billion as of December 31, 2013 decreased by $855 million from December 31, 2012, reflecting the decrease in our benefit obligations as a result of a higher discount rate as well as 2013 settlement losses. The total actuarial loss will be amortized over future periods, subject to offsetting gains or losses that will impact the future amortization amounts.
We used a consolidated weighted average expected rate of return on plan assets of 6.7% for 2013, 6.9% for 2012 and 7.2% for 2011, on a worldwide basis. During 2013, the actual return on plan assets was $465 million as compared to an expected return of $496 million. When estimating the 2014 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and asset mix with respect to the plans' funds. The weighted average expected rate of return on plan assets we will use in 2014 is 6.7%.
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our projected benefit obligation, we consider the Moody's Aa Corporate Bond Index and the International Index Company's iBoxx Sterling Corporate AA Cash Bond Index, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2013 and to calculate our 2014 expense was 4.4%; the rate used to calculate our obligations as of December 31, 2012 and our 2013 expense was 3.9%. The weighted average discount rate we used to measure our retiree health obligation as of December 31, 2013 and to calculate our 2014 expense was 4.5%; the rate used to calculate our obligation at December 31, 2012 and our 2013 expense was 3.6%.
Holding all other assumptions constant, a 0.25% increase or decrease in the discount rate would change the 2014 projected net periodic pension cost by $25 million. Likewise, a 0.25% increase or decrease in the expected return on plan assets would change the 2014 projected net periodic pension cost by $18 million.
One of the most significant and volatile elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment.

Xerox 2013 Annual Report 31

We have elected to apply settlement accounting and, therefore, we recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $2.4 billion at December 31, 2013, of which the U.S. primary domestic plans represented approximately $600 million. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e. the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly period to period. In 2013, settlement losses associated with our primary domestic pension plans amounted to $162 million and were $48 million, $31 million, $20 million and $63 million for the first through fourth quarters of 2013, respectively. Currently, on average, approximately $100 million of plan settlements will result in settlement losses of approximately $25 million. During the three years ended December 31, 2013, U.S. plan settlements were $838 million, $481 million and $598 million, respectively.
The following is a summary of our benefit plan costs and funding for the three years ended December 31, 2013 as well as estimated amounts for 2014:

	Estimated	Actual
(in millions)	2014	2013	2012	2011
Defined benefit pension plans(1)	$45	$105	$218	$204
U.S. Settlement losses	100	162	82	80
U.S. Curtailment gain(2)	—	—	—	(107)
Defined contribution plans	105	96	63	66
Retiree health benefit plans	3	1	11	14
Total Benefit Plan Expense	$253	$364	$374	$257
 ___________

(1)	Excludes U.S. settlement losses.

(2)	Refer to the "Plan Amendment" section in Note 15 - Employee Benefit Plans in the Consolidated Financial Statements for further information.
Our estimated 2014 defined benefit pension plan cost is expected to be approximately $111 million lower than 2013, primarily driven by the U.K. and Canadian defined benefit plan freeze at December 31, 2013, which eliminated approximately $55 million of service costs, as well as lower projected U.S. settlement losses of $62 million. Offsetting the decrease in our defined benefit pension plan expense is an increase in expense associated with our defined contribution plans as employees from those defined benefit pension plans that have been amended to freeze future service accruals are transitioned to enhanced defined contribution plans.
Benefit plan costs are included in several income statement components based on the related underlying employee costs.

	Estimated	Actual
(in millions)	2014	2013	2012	2011
Defined benefit pension plans:
Cash	$250	$230	$364	$426
Stock	—	—	130	130
Total	250	230	494	556
Defined contribution plans	105	96	63	66
Retiree health benefit plans	71	77	84	73
Total Benefit Plan Funding	$426	$403	$641	$695
Refer to Note 15 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding defined benefit pension plan assumptions, expense and funding.

Xerox 2013 Annual Report 32

Income Taxes
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Adjustments to our valuation allowance, through charges (credits) to income tax expense, were $2 million, $(9) million and $(5) million for the years ended December 31, 2013, 2012 and 2011, respectively. There were other decreases to our valuation allowance, including the effects of currency, of $42 million, $14 million and $53 million for the years ended December 31, 2013, 2012 and 2011, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to deferred tax assets or other comprehensive income. Gross deferred tax assets of $3.4 billion and $3.8 billion had valuation allowances of $614 million and $654 million at December 31, 2013 and 2012, respectively.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $267 million, $201 million and $225 million at December 31, 2013, 2012 and 2011, respectively.
Refer to Note 16 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.
Business Combinations and Goodwill
The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Our estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party valuation firms. Refer to Note 3 - Acquisitions and Divestitures in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
As a result of our acquisition of ACS, as well as other acquisitions including GIS, we have a significant amount of goodwill. Goodwill at December 31, 2013 was $9.2 billion. Goodwill is not amortized but rather is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment may have been incurred. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated competitive activities and acts by governments and courts.
Application of the annual goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the assessment - qualitatively or quantitatively - of the fair value of each reporting unit against its carrying value. At December 31, 2013, $6.8 billion and $2.4 billion of goodwill was allocated to reporting units within our Services and Document Technology segments, respectively. Our Services segment is comprised of four reporting units while our Document Technology segment is comprised of one reporting unit for a total of five reporting units with goodwill balances.
Our annual impairment test of goodwill was performed in the fourth quarter of 2013. Consistent with 2012, we elected to utilize a quantitative assessment of the recoverability of our goodwill balances for each of our reporting units.
In our quantitative test, we estimate the fair value of each reporting unit by weighting the results from the income approach (discounted cash flow methodology) and market approach. These valuation approaches require significant judgment and consider a number of factors that include, but are not limited to, expected future cash flows, growth rates and discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding the current economic environment, industry factors and the future profitability of our businesses.

Xerox 2013 Annual Report 33

When performing our discounted cash flow analysis for each reporting unit, we incorporate the use of projected financial information and discount rates that are developed using market participant-based assumptions. The cash-flow projections are based on three-year financial forecasts developed by management that include revenue and expense projections, capital spending trends, and investment in working capital to support anticipated revenue growth or other changes in the business. The selected discount rates consider the risk and nature of the respective reporting units' cash flows and an appropriate capital structure and rates of return that market participants would require to invest their capital in our reporting units.
In performing our 2013 impairment test, the following were the 3-year assumptions for Document Technology and the four reporting units within our Services segment with respect to revenue, operating income and margins, which formed the basis for estimating future cash flows used in the discounted cash flow model:

•
Document Technology - revenue decline: 2%-3% - with higher declines in 2014 and moderating in 2015-2016, operating income growth: flat-1%, and operating margin: 10%-11% - as we continue to manage costs as a result of an expected decline in revenues.

•
Services - revenue growth: 5%-6%, operating income growth: 9%-12%, and operating margin: 10%-12% - as we benefit from recurring revenue and prior year signings while improving the mix of services and restructuring the businesses to achieve operating margin growth.

We believe these assumptions are appropriate because they are consistent with historical results as well as our forecasted long-term business model and give appropriate consideration to the current economic environment and markets that we serve. The average discount rate applied to our projected cash flows was approximately 10%, which we considered reasonable based on the estimated capital costs of applicable market participants. Although the sum of the fair values of our reporting units was in excess of our market capitalization, we believe the difference is reasonable when market-based control premiums and other factors are taken into consideration, including the evolution of our business to be predominantly services-based.
When performing our market approach for each reporting unit, we rely specifically on the guideline public company method. Our guideline public company method incorporates revenues and earnings multiples from publicly traded companies with operations and other characteristics similar to each reporting unit. The selected multiples consider each reporting unit’s relative growth, profitability, size and risk relative to the selected publicly traded companies.
After completing our annual impairment reviews for each reporting unit in the fourth quarter of 2013 and 2012, we concluded that goodwill was not impaired in either of these years. In 2013, no reporting unit had an excess of fair value over carrying value of less than 20%. Our impairment assessment methodology includes the use of outside valuation experts and the inclusion of factors and assumptions related to third-party market participants. Subsequent to our fourth quarter impairment test, we did not identify any indicators of potential impairment that required an update to the annual impairment test.
Refer to Note 9 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding goodwill by reportable segment.

Xerox 2013 Annual Report 34

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2013 was as follows:

	Revenues			Change		Percent of Total Revenue
(in millions)	2013	2012	2011	2013	2012	2013	2012	2011
Equipment sales	$3,359	$3,476	$3,856	(3)%	(10)%	16%	16%	18%
Annuity revenue	18,076	18,261	18,044	(1)%	1%	84%	84%	82%
Total Revenue	$21,435	$21,737	$21,900	(1)%	(1)%	100%	100%	100%

Reconciliation to Consolidated Statements of Income:
Sales	$5,659	$5,927	$6,400
Less: Supplies, paper and other sales	(2,300)	(2,451)	(2,544)
Equipment Sales	$3,359	$3,476	$3,856	(3)%	(10)%	16%	16%	18%
Outsourcing, maintenance and rentals	$15,293	$15,213	$14,868	1%	2%	71%	70%	68%
Add: Supplies, paper and other sales	2,300	2,451	2,544	(6)%	(4)%	11%	11%	11%
Add: Financing	483	597	632	(19)%	(6)%	2%	3%	3%
Annuity Revenue	$18,076	$18,261	$18,044	(1)%	1%	84%	84%	82%
Revenue 2013
Total revenues decreased 1% compared to the prior year and included 1-percentage point positive impact from currency. Total revenues included the following:

•	Annuity revenue decreased 1% compared to prior year with no impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue includes outsourcing revenue within our Services segment and technical service revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Revenues of $15,293 million increased 1% from the prior year and included a 1-percentage point positive impact from currency. The increase was primarily driven by growth in all three outsourcing offerings in our Services segment partially offset by a decline in maintenance revenue due to moderately lower page volumes and revenue per page. Total digital page volumes declined 2% despite a 3% increase in digital MIF.

◦
Supplies, paper and other sales includes unbundled supplies and other sales, primarily within our Document Technology segment. Revenues of $2,300 million decreased 6% from the prior year with no impact from currency. The decrease was primarily driven by a reduction in channel supplies inventories in the U.S. and developing markets, moderately lower supplies and paper demand, and lower licensing sales.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. Financing revenues decreased 19% from the prior year reflecting a lower balance of finance receivables as a result of prior period sales of receivables and lower originations due to decreased equipment sales. Financing revenues in 2013 include gains of $40 million from the sales of finance receivables as compared to $44 million in 2012. Refer to the discussion on Sales of Finance Receivable in the Capital Resources and Liquidity section as well as Note 5 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing business within our Services segment. Equipment sales revenue decreased 3% from the prior year, including a 1-percentage point positive impact from currency. Benefits from new product introductions and a positive mix impact were more than offset by lower sales in developing markets and price declines ranging from 5% to 10%, which is consistent with prior years.

Xerox 2013 Annual Report 35

Revenue 2012 Total revenues decreased 1% compared to the prior year and included a 1-percentage point negative impact from currency. Total revenues included the following:

•	Annuity revenue increased 1% and included a 1-percentage point negative impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue include outsourcing revenue within our Services segment and technical service revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Revenues of $15,213 million increased 2% and included a 2-percentage point negative impact from currency. The increase was primarily driven by growth in all three outsourcing offerings in our Services segment partially offset by a decline in technical service revenues. Total digital pages declined 2% despite a 3% increase in digital MIF.

◦
Supplies, paper and other sales include unbundled supplies and other sales, primarily within our Document Technology segment. Revenues of $2,451 million decreased 4% and included a 1-percentage negative impact from currency. The decrease was primarily due to moderately lower demand.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. The decrease of 6% from 2011 reflects a lower balance of finance receivables primarily from lower originations due to decreased equipment sales. The decrease was partially offset by $44 million in gains from the sale of finance receivables from our Document Technology segment. Refer to the discussion on Sales of Finance Receivable in the Capital Resources and Liquidity section as well as to Note 5 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue decreased 10% and included a 2-percentage point negative impact from currency primarily driven by delayed customer decision-making and overall weak economic and market conditions. An increase in total product installs was offset by the impact of lower product mix and price declines. Price declines were in the range of 5% to 10%.

An analysis of the change in revenue for each business segment is included in the “Operations Review of Segment Revenue and Profit” section.
Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Year Ended December 31,			Change
	2013	2012	2011	2013	2012
Total Gross Margin	31.0%	32.0%	33.4%	(1.0) pts	(1.4) pts
RD&E as a % of Revenue	2.8%	3.0%	3.3%	(0.2) pts	(0.3) pts
SAG as a % of Revenue	19.3%	19.4%	20.2%	(0.1) pts	(0.8) pts
Operating Margin(1)	8.9%	9.5%	10.0%	(0.6) pts	(0.5) pts
Pre-tax Income Margin	6.1%	6.1%	7.0%	—	(0.9) pts
Operating Margin
The operating margin1 for the year ended December 31, 2013 of 8.9% decreased 0.6-percentage points as compared to 2012. The decline was driven primarily by a decline in gross margin of 1.0-percentage points partially offset by a moderate improvement in operating expenses as a percent of revenue. The operating margin decline reflects continued pressure on Services margins from higher healthcare platform expenses and the run-off of the student loan business, as well as from higher pension settlement costs impacting Document Technology.
The operating margin1 for the year ended December 31, 2012 of 9.5% decreased 0.5-percentage points as compared to 2011. The decline, which was primarily in our Services segment due to a decrease in gross margin, was partially offset by expense reductions.
 _____________

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the Operating Margin non-GAAP financial measure.

Xerox 2013 Annual Report 36

Gross Margins
Total Gross Margin
Total gross margin for year ended December 31, 2013 of 31.0% decreased 1.0-percentage points as compared to 2012. The decrease was driven by margin declines within the Services segment as well as the continued increase in services revenue as a percent of total revenue.
Gross margin for year ended December 31, 2012 of 32.0% decreased 1.4-percentage points as compared to 2011. The decrease was driven by the overall mix of services revenue, the ramping of new services contracts and pressure on government contracts, particularly in the third quarter 2012. These negative impacts were partially offset by productivity improvements and cost savings from restructuring.
Services Gross Margin
Services gross margin for the year ended December 31, 2013 decreased 0.8-percentage points as compared to 2012. The decrease is primarily due to revenue mix in the segment, the run-off of our student loan business, lower volumes in some areas of the business and higher healthcare platform costs. These impacts were only partially offset by productivity improvements and restructuring benefits.
Services gross margin for the year ended December 31, 2012 decreased 1.7-percentage points as compared to 2011. The decrease is primarily due to the ramping of new services contracts within BPO and ITO and pressure on government contracts, particularly in the third quarter 2012.
Document Technology Gross Margin
Document Technology gross margin for the year ended December 31, 2013 increased by 0.1-percentage points as compared to 2012. The increase was driven by cost productivities and favorable transaction currency on our Yen based purchases, which more than offset the impact of price declines and mix.
Document Technology gross margin for the year ended December 31, 2012 increased by 0.1-percentage points as compared to 2011. Productivity improvements, restructuring savings and gains recognized on the sales of finance receivables more than offset the impact of price declines, product mix and the unfavorable year-over-year impact of transaction currency.
Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2013	2012	2011	2013	2012
R&D	$479	$545	$611	$(66)	$(66)
Sustaining engineering	122	110	108	12	2
Total RD&E Expenses	$601	$655	$719	$(54)	$(64)
R&D Investment by Fuji Xerox(1)	$724	$860	$880	$(136)	$(20)
______________

(1)	Fluctuation in Fuji Xerox R&D was primarily due to changes in foreign exchange rates.
RD&E as a percent of revenue for the year ended December 31, 2013 of 2.8% decreased 0.2-percentage points. The decrease was driven by the higher mix of Services revenue (which historically has a lower RD&E as a percentage of revenue) lower spending and productivity improvements.
RD&E of $601 million for the year ended December 31, 2013, was $54 million lower reflecting the impact of restructuring and productivity improvements.
Innovation is one of our core strengths and we continue to invest at levels that enhance this core strength, particularly in services, color and software. During 2013 we managed our investments in R&D to align with growth opportunities in areas like business services, color printing and customized communication. Our R&D is also strategically coordinated with Fuji Xerox.
RD&E as a percent of revenue for the year ended December 31, 2012 of 3.0% decreased 0.3-percentage points. In addition to lower spending, the decrease was also driven by the positive mix impact of the continued growth in Services revenue, which historically has a lower RD&E percent of revenue.

Xerox 2013 Annual Report 37

RD&E of $655 million for the year ended December 31, 2012, was $64 million lower, reflecting the impact of restructuring and productivity improvements.
Selling, Administrative and General Expenses (SAG)
SAG as a percent of revenue of 19.3% decreased 0.1-percentage point for the year ended December 31, 2013.
SAG expenses of $4,137 million for the year ended December 31, 2013 were $79 million lower than the prior year period. The decrease in SAG expense reflects the following:

•
$61 million decrease in selling expenses reflecting the benefits from restructuring and productivity improvements, as well as lower compensation-related expenses and advertising spending partially offset by the impact of acquisitions.

•	$19 million decrease in general and administrative expenses as restructuring savings and productivity improvements were partially offset by the impact of acquisitions and increased consulting costs.

•	$1 million increase in bad debt expenses to $120 million.
SAG as a percent of revenue of 19.4% decreased 0.8-percentage points for the year ended December 31, 2012. The decrease was driven by spending reductions reflecting benefits from restructuring and productivity improvements in addition to the positive mix impact from the continued growth in Services revenue, which historically has a lower SAG percent to revenue.
SAG expenses of $4,216 million for the year ended December 31, 2012 was $205 million lower than the prior year period including a $60 million favorable impact from currency. The SAG expense decrease reflects the following:

•	$236 million decrease in selling expenses reflecting the benefits from restructuring, productivity improvements and decrease in brand advertising partially offset by the impact of acquisitions.

•
$69 million increase in general and administrative expenses, as restructuring savings and productivity improvements were more than offset by the impact of acquisitions and deferred compensation expense.

•	$38 million decrease in bad debt expense to $119 million, driven primarily by lower write-offs in Europe.
Restructuring and Asset Impairment Charges

During the year ended December 31, 2013, we recorded net restructuring and asset impairment charges of $116 million ($81 million after-tax). Approximately 34% of the charges were related to our Services segment and 66% to our Document Technology segment and included the following:

•
$142 million of severance costs related to headcount reductions of approximately 4,900 employees globally. The actions impacted several functional areas, and approximately 65% of the costs were focused on gross margin improvements, 34% on SAG and 1% on the optimization of RD&E investments.

•	$2 million for lease termination costs primarily reflecting continued optimization of our worldwide operating locations.

•	$1 million of asset impairment losses.
The above charges were partially offset by $29 million of net reversals for changes in estimated reserves from prior period initiatives.
We expect 2014 pre-tax savings of approximately $150 million from our 2013 restructuring actions.
During the year ended December 31, 2012, we recorded net restructuring and asset impairment charges of $154 million ($98 million after-tax). Approximately 46% of the charges were related to our Services segment and 54% to our Document Technology segment and included the following:

•
$161 million of severance costs related to headcount reductions of approximately 6,300 employees primarily in North America. The actions impacted several functional areas, and approximately 63% of the costs were focused on gross margin improvements, 31% on SAG and 6% on the optimization of RD&E investments.

•	$5 million for lease termination costs primarily reflecting continued optimization of our worldwide operating locations.

•	$2 million of asset impairment losses.

Xerox 2013 Annual Report 38

The above charges were partially offset by $14 million of net reversals for changes in estimated reserves from prior period initiatives.
Restructuring Summary
The restructuring reserve balance as of December 31, 2013 for all programs was $116 million, of which approximately $108 million is expected to be spent over the next twelve months. In the first quarter 2014, we expect to incur additional restructuring charges of approximately $0.01 per diluted share for actions and initiatives that have not yet been finalized. This charge compares to an $8 million net benefit recorded in the first quarter 2013 due to net reversals from prior periods initiatives exceeding charges incurred in the quarter.

Refer to Note 10 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
During the year ended December 31, 2013, we recorded $332 million of expense related to the amortization of intangible assets, which is $4 million higher than the prior year reflecting the increase in acquisitions in 2012.
During the year ended December 31, 2012, we recorded $328 million of expense related to the amortization of intangible assets, which was $70 million lower than the prior year. 2011 included the $52 million accelerated amortization of the ACS trade name, which was fully written off in 2011, as a result of the decision to discontinue its use and transition the services business to the use of the "Xerox" trade name. The impact from the write-off of the ACS trade name was partially offset by the amortization of intangible assets associated with current and prior-year acquisitions.
Refer to Note 9 - Goodwill and Intangible assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Curtailment Gain
In December 2011, we amended all of our primary non-union U.S. defined benefit pension plans for salaried employees to fully freeze benefit and service accruals after December 31, 2012. As a result of these plan amendments, we recognized a pre-tax curtailment gain of $107 million ($66 million after-tax), which represents the recognition of deferred gains from other prior year amendments (prior service credits) as a result of the discontinuation (freeze) of any future benefit or service accrual period. The amendments did not materially impact 2012 pension expense.
Refer to Note 15 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding our plan amendments.
Worldwide Employment
Worldwide employment of 143,100 at December 31, 2013 decreased approximately 4,500 from December 31, 2012, primarily due to restructuring-related actions, normal attrition outpacing hiring and a slower pace of acquisitions. Worldwide employment was approximately 147,600 and 139,700 at December 2012 and 2011, respectively.
Other Expenses, Net

	Year Ended December 31,
(in millions)	2013	2012	2011
Non-financing interest expense	$243	$232	$247
Interest income	(11)	(13)	(21)
(Gains) losses on sales of businesses and assets	(64)	2	(9)
Currency (gains) losses, net	(7)	3	12
Litigation matters	(34)	(1)	11
Loss on sales of accounts receivables	17	21	20
Loss on early extinguishment of liability	—	—	33
Deferred compensation investment gains	(15)	(10)	—
All other expenses, net	21	27	33
Total Other Expenses, Net	$150	$261	$326

Xerox 2013 Annual Report 39

Note: With the exception of Deferred compensation investment gains, all items comprising Other Expense, Net are reported in the Other segment. Deferred compensation investment gains are reported in the Services segment as an offset to the associated compensation expense - see below.
Non-Financing Interest Expense: Non-financing interest expense for the year ended December 31, 2013 of $243 million was $11 million higher than prior year primarily due to a higher average cost of debt. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $24 million from the prior year, primarily driven by a lower total average debt balance partially offset by a higher average cost of debt.
Refer to Note 12 - Debt in the Consolidated Financial Statements for additional information regarding our allocation of interest expense.
Non-financing interest expense for the year ended December 31, 2012 of $232 million was $15 million lower than the prior year. The decrease in interest expense is primarily due to the benefit of lower borrowing costs achieved as a result of refinancing existing debt. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $48 million from the prior year.
(Gains) Losses on Sales of Businesses and Assets: The 2013 gains on sales of businesses and assets include the following transactions:

•
A $29 million gain on the sale of a portion of our Wilsonville, Oregon product design, engineering and chemistry group and related assets that were surplus to our needs for $32.5 million in cash to 3D Systems, Inc. (3D Systems). The sale involved the transfer of approximately 100 engineers and contractors to 3D Systems. The related assets include laboratory, testing and modeling equipment. The sale also included a grant of a non-exclusive license to certain patents and non-patented intellectual property to enable 3D Systems to continue development of certain technologies associated with the transferred employees and related assets.

•	A $23 million gain on the sale of a surplus facility in the U.S.

•	An $8 million gain on the sale of a surplus facility in Latin America.
Currency (Gains) Losses, Net: Currency (gains) losses primarily result from the re-measurement of foreign currency-denominated assets and liabilities, the cost of hedging foreign currency-denominated assets and liabilities and the mark-to-market of foreign exchange contracts utilized to hedge those foreign currency-denominated assets and liabilities. The 2011 net currency losses were primarily due to the significant movement in exchange rates during the third quarter of 2011 among the U.S. Dollar, Euro, Yen and several developing market currencies.
Litigation Matters: Litigation matters for 2013 of $(34) million primarily reflects the benefit resulting from a reserve reduction related to litigation developments.
Litigation matters for 2012 and 2011 primarily represent charges related to probable losses for various legal matters, none of which were individually material. Refer to Note 17 - Contingencies and Litigation, in the Consolidated Financial Statements for additional information regarding litigation against the Company.
Loss on Sales of Accounts Receivables: Represents the loss incurred on our sales of accounts receivables. Refer to "Sales of Accounts Receivables" below and Note 4 - Accounts Receivables, Net in the Consolidated Financial Statements for additional information regarding our sales of receivables.
Loss on Early Extinguishment of Liability: The 2011 loss of $33 million was related to the redemption by Xerox Capital Trust I, our wholly-owned subsidiary trust, of its $650 million 8% Preferred Securities due in 2027. The redemption resulted in a pre-tax loss of $33 million ($20 million after-tax), representing the call premium of approximately $10 million, as well as the write-off of unamortized debt costs and other liability carrying value adjustments of $23 million.
Deferred Compensation Investment Gains: Represents gains on investments supporting certain of our deferred compensation arrangements. These gains or losses are offset by an increase or decrease, respectively, in compensation expense recorded in SAG in our Services segment as a result of the increase or decrease in the liability associated with these arrangements.
Income Taxes
The 2013 effective tax rate was 21.0% or 24.5% on an adjusted basis1. The adjusted tax rate for 2013 was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from actual and anticipated dividends

Xerox 2013 Annual Report 40

from our foreign subsidiaries, the geographical mix of income and the retroactive tax benefits from the American Taxpayer Relief Act of 2012 tax law change of approximately $19 million. These benefits were partially offset by the discrete impact of $12 million for the U.K. corporate income tax rate reduction and the corresponding adjustment to our U.K. deferred tax assets.
The 2012 effective tax rate was 20.4% or 23.9% on an adjusted basis1. The adjusted tax rate for 2012 was lower than the U.S. statutory rate primarily due to foreign tax credits resulting from anticipated dividends and other foreign transactions as well as the geographical mix of profits. In addition, a net tax benefit from adjustments of certain unrecognized tax positions and deferred tax valuation allowances was offset by a similar impact on deferred tax assets from the 2012 reduction in the U.K. corporate income tax rate.
The 2011 effective tax rate was 24.6% or 27.5% on an adjusted basis1. The adjusted tax rate for 2011 was lower than the U.S. statutory rate primarily due to the geographical mix of profits as well as a higher foreign tax credit benefit as a result of our decision to repatriate current year income from certain non-U.S. subsidiaries.
Xerox operations are widely dispersed. The statutory tax rate in most non U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year effective tax rate for 2013 includes a benefit of 11.9-percentage points from these non-U.S. operations. Refer to Note 16 - Income and Other Taxes, in the Consolidated Financial Statements for additional information regarding the geographic mix of income before taxes and the related impacts on our effective tax rate.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events (e.g. audit settlements, tax law changes, changes in valuation allowances, etc.) that may not be predictable. Excluding the effects of intangibles amortization and other discrete items, we anticipate that our adjusted effective tax rate will be approximately 25% to 27% for 2014.
 _____________

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the adjusted effective tax rate non-GAAP financial measure.
Equity in Net Income of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2013	2012	2011
Total equity in net income of unconsolidated affiliates	$169	$152	$149
Fuji Xerox after-tax restructuring costs	9	16	19
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox.
Refer to Note 8 - Investment in Affiliates, at Equity, in the Consolidated Financial Statements for additional information regarding our investment in Fuji Xerox.
Net Income From Continuing Operations
Net income from continuing operations attributable to Xerox for the year ended December 31, 2013 was $1,185 million, or $0.93 per diluted share. On an adjusted basis1, net income attributable to Xerox was $1,390 million, or $1.09 per diluted share, and included adjustments for the amortization of intangible assets. The increase in earnings per diluted share reflects a lower average share count as a result of share repurchases over the last two years.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2012 was $1,184 million, or $0.87 per diluted share. On an adjusted basis1, net income attributable to Xerox was $1,387 million, or $1.02 per diluted share, and included adjustments for the amortization of intangible assets.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2011 was $1,274 million, or $0.88 per diluted share. On an adjusted basis1, net income attributable to Xerox was $1,542 million, or $1.06 per diluted share, and included adjustments for the amortization of intangible assets and the loss on early extinguishment of liability.
_____________

(1)	See the "Non-GAAP Financial Measures" section for a reconciliation of reported net income from continuing operations to adjusted net income.

Xerox 2013 Annual Report 41

Discontinued Operations
During 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American (N.A.) and European Paper businesses. The decision to exit the Paper distribution business was largely the result of management’s objective to focus more on Services and innovative Document Technology. As a result of these transactions, we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have been restated to conform to this presentation.
Refer to Note 3 - Acquisitions and Divestitures, in the Consolidated Financial Statements for additional information regarding Discontinued Operations.
Other Comprehensive Income
2013 Other comprehensive income attributable to Xerox of $448 million increased $959 million from 2012. The increase was primarily the result of gains associated with our defined benefit plans due to an increase in the discount rates used to measure our benefit obligations (Refer to our discussion of Pension Plan Assumptions in the Application of Critical Accounting Policies section of the MD&A as well as Note 15 - Employee Benefit Plans in the Consolidated Financial Statements for additional information). These gains were partially offset by losses from the translation of our foreign currency-denominated net assets in 2013 as compared to translation gains in 2012. The translation losses are the result of the weakening of our major foreign currencies against the U.S. Dollar in 2013 as compared to a strengthening of those same currencies in 2012.
2012 Other comprehensive loss attributable to Xerox of $511 million decreased $217 million from 2011. The decreased loss was primarily due to gains from the translation of our foreign currency-denominated net assets in 2012 as compared to translation losses in 2011. The translation gains are the result of a strengthening of our major foreign currencies against the U.S. Dollar in 2012 as compared to a weakening of those same currencies in 2011. A decrease in losses associated with our defined benefit plans was offset by an increase in unrealized losses from our cash flow hedges primarily due to a weakening of the Japanese Yen particularly in the fourth quarter 2012 (Refer to Note 13 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our cash flow hedges).
Recent Accounting Pronouncements
Refer to Note 1 - Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.

Xerox 2013 Annual Report 42

Operations Review of Segment Revenue and Profit

Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Services, Document Technology and Other. Revenues by segment for the three years ended December 31, 2013 were as follows:

(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2013
Services	$11,859	55%	$1,157	9.8%
Document Technology	8,908	42%	966	10.8%
Other	668	3%	(222)	(33.2)%
Total	$21,435	100%	$1,901	8.9%

2012
Services	$11,528	53%	1,173	10.2%
Document Technology	9,462	44%	1,065	11.3%
Other	747	3%	(256)	(34.3)%
Total	$21,737	100%	$1,982	9.1%

2011
Services	$10,837	49%	$1,207	11.1%
Document Technology	10,259	47%	1,140	11.1%
Other	804	4%	(285)	(35.4)%
Total	$21,900	100%	$2,062	9.4%

Services Segment
Our Services segment is comprised of three service offerings: Business Process Outsourcing (BPO), Document Outsourcing (DO) and Information Technology Outsourcing (ITO).
Services segment revenues for the three years ended December 31, 2013 were as follows:

	Revenue			Change
(in millions)	2013	2012	2011	2013	2012
Business processing outsourcing	$7,160	$7,061	$6,470	1%	9%
Document outsourcing	3,337	3,210	3,149	4%	2%
Information technology outsourcing	1,551	1,426	1,326	9%	8%
Less: Intra-segment elimination	(189)	(169)	(108)	*	*
Total Services Revenue	$11,859	$11,528	$10,837	3%	6%
____________________________
* Percent not meaningful.
Note: The 2012 and 2011 BPO and DO revenues have been revised to reflect the transfer of our Communication & Marketing Services (CMS) business from DO to BPO in 2013. The revenue transfered was $450 million in 2012 and $396 million in 2011.
Revenue 2013
Services revenue of $11,859 million increased 3% with no impact from currency.

•
BPO revenue increased 1% and represented 59% of total Services revenue. Growth in healthcare, human resources and state government businesses were partially offset by lower volumes in portions of our commercial BPO business and the run-off of our government student loan business.

•
DO revenue increased 4% and represented 28% of total Services revenue. The increase in DO revenue was primarily driven by growth in our partner print services offerings as well as higher equipment sales.

•
ITO revenue increased 9% and represented 13% of total Services revenue. ITO growth was driven by the continued revenue ramp on prior period signings including several large deals signed in 2011. Throughout 2013, ITO revenue growth decelerated, as expected, and was 2% in the fourth quarter 2013.

Xerox 2013 Annual Report 43

Segment Margin 2013
Services segment margin of 9.8% decreased 0.4-percentage points from the prior year primarily due to a 0.8-percentage point decline in gross margin as increased productivity improvements and restructuring benefits were more than offset by the run-off of the student loan business, higher healthcare platform expenses, the impact of price declines, which were consistent with prior years, and lower volumes. The gross margin decline was partially offset by SAG improvements reflecting restructuring benefits as well as lower compensation-related expenses.
Metrics
Pipeline
Our total services sales pipeline at December 31, 2013, grew 9% over the prior year. This sales pipeline includes the Total Contract Value (TCV) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.
Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. TCV represents the estimated future contract revenue for pipeline or signed contracts for signings, as applicable.
Signings were as follows:

	Year Ended December 31,
(in billions)	2013	2012(1)
BPO	$8.9	$6.5
DO	3.3	2.9
ITO	1.0	1.5
Total Signings	$13.2	$10.9
_________

(1)	The 2012 BPO and DO signings have been revised to reflect the transfer of our Communication & Marketing Services (CMS) business from DO to BPO in 2013.
Services signings were an estimated $13.2 billion in TCV for 2013 and increased 21% compared to the prior year. The increase was driven by new business and higher renewals.
Services signings were an estimated at $10.9 billion in TCV for 2012 and decreased 25% compared to the prior year. This decline was driven by a decrease in large deals from the prior year as well as delays in customer decision making. While the total number of BPO/ITO contracts signed in 2012 increased from 2011, the decline in large deals drove a reduction in the average contract length of new business signings in 2012.
The above DO signings amount represents Enterprise signings only and does not include signings from our partner print services offerings, which is driving the revenue growth in DO.
Note: TCV is the estimated total contractual revenue related to future contracts in the pipeline or signed contracts, as applicable.
Renewal rate (BPO and ITO only)
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. Our 2013 renewal rate of 92% was above our target range of 85%-90% and 7-percentage points higher than 2012. Our 2012 renewal rate of 85% was 5-percentage points higher than our 2011 renewal rate of 80%.
Revenue 2012
Services revenue of $11,528 million increased 6% with a 1-percentage point negative impact from currency.

•
BPO revenue increased 9%, including a 1-percentage point negative impact from currency, and represented 57% of total Services revenue. BPO growth was driven by the government healthcare, healthcare payer, customer care, financial services, retail, travel and insurance businesses and other state government solutions, as well as the benefits from recent acquisitions.

Xerox 2013 Annual Report 44

•
DO revenue increased 2%, including a 2-percentage point negative impact from currency, and represented 31% of total Services revenue. The increase in DO revenue was primarily driven by our new partner print services offerings as well as new signings.

•
ITO revenue increased 8% and represented 12% of total Services revenue. ITO growth was driven by the revenue ramp resulting from strong growth in recent quarters and also includes 3-percentage points of growth related to revenue from intercompany services, which is eliminated in total Services segment revenue.

Segment Margin 2012
Services segment margin of 10.2% decreased 0.9-percentage points from the prior year primarily due to a decline in gross margin, which was driven by the ramping of new services contracts, pressure on government contracts, the impact of lower contract renewals and lower volumes in some areas of the business. The gross margin decline was partially offset by the benefits from restructuring and lower SAG, primarily in DO.
Document Technology Segment
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Year Ended December 31,			Change
(in millions)	2013	2012	2011	2013	2012
Equipment sales	$2,727	$2,879	$3,277	(5)%	(12)%
Annuity revenue	6,181	6,583	6,982	(6)%	(6)%
Total Revenue	$8,908	$9,462	$10,259	(6)%	(8)%
Revenue 2013
Document Technology revenue of $8,908 million decreased 6%, with no impact from currency. Total revenues include the following:

•
Equipment sales revenue decreased by 5% with a 1-percentage point positive impact from currency. Equipment sales benefited from our 2013 mid-range product refresh, growth and acquisitions in the small and mid-size business market and increased demand for color digital production presses. These benefits were more than offset by the continued migration of customers to managed print services and our growing partner print services offerings (included in our Services segment), weakness in developing markets and price declines, which were in the historical 5% to 10% range.

•
Annuity revenue decreased by 6%, with no impact from currency, driven by a modest decline in total pages, the reduction in channel supplies inventory levels, lower sales in developing markets and a decline in financing revenue as a result of prior period sales of finance receivables and lower originations. Annuity revenue was also impacted by the continued migration of customers to our partner print services offerings (included in our Services segment).

Document Technology revenue mix was 21% entry, 58% mid-range and 21% high-end.
Segment Margin 2013
Document Technology segment margin of 10.8% decreased 0.5-percentage points from prior year. The decline was primarily driven by an increase in SAG as a percent of revenue due to the overall impact of lower revenue and higher pension settlement losses which were only partially offset by restructuring savings, productivity improvements and lower compensation-related expenses.

Total revenue declines in 2014 are expected to remain at the mid-single digit level for the Document Technology segment as projected declines in black-and-white printing are only partially offset with growth in color and in the graphic communications and SMB markets. The expected 2014 revenue decline for the Document Technology segment is consistent with the trend we have experienced for this segment over the past three years as we continue to transform the Company from a technology-based equipment company to a document outsourcing services-based entity and customers continue to migrate their business to more services-based offerings. These services-based offerings are reported within our Services segment. This business is also heavily impacted by price and page declines. Although annual revenue declines are expected in 2014, we believe there will eventually be a

Xerox 2013 Annual Report 45

relative flattening of revenues in future years. We expect to manage the impact of any revenue declines through measures to improve productivity and reduce costs and expenses.
Installs 2013
Entry

•	24% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6605, WorkCentre® 6015 and ColorQube® 8700/8900.

•	5% increase in color printers driven by demand for the Phaser® 6600 family of products as well as an increase in sales to OEM partners.

•	20% decrease in entry black-and-white multifunction devices driven by declines in all geographies.

Mid-Range

•	8% increase in installs of mid-range color devices driven by demand for the ConnectKey® enabled products.

•	3% decrease in installs of mid-range black-and-white devices.
High-End

•
43% increase in installs of high-end color systems driven by growth in the sale of digital front-ends (DFE's) to Fuji Xerox, as well as strong customer demand for the Color J75 Press and iGen® as we continue to strengthen our market leadership in the Production Color segment. High-end color installs increased 7%, excluding the DFE sales to Fuji Xerox.

•	8% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.
Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to GIS. Descriptions of “Entry”, “Mid-Range” and “High-End” are defined in Note 2 - Segment Reporting, in the Consolidated Financial Statements.
Revenue 2012
Document Technology revenue of $9,462 million decreased 8%, including 2-percentage points negative impact from currency. Total revenues include the following:

•
12% decrease in equipment sales revenue, with a 1-percentage point negative impact from currency. This decline, primarily in mid-range and high-end equipment, was driven by delayed customer decision-making reflecting the continued weak macro-environment. In addition, the impact of lower product mix and price declines in the range of 5% to 10% more than offset growth in installs. Document Technology revenue excludes increasing revenues in our DO offerings.

•
6% decrease in annuity revenue, including a 2-percentage point negative impact from currency driven by lower supplies and a decline in total digital pages of 2% as well as the continued migration of customers to our partner print services offerings, which is included in our Services segment.

•	Document Technology revenue mix was 22% entry, 57% mid-range and 21% high-end.
Segment Margin 2012
Document Technology segment margin of 11.3% increased 0.2-percentage points from prior year. Productivity improvements, restructuring savings and gains recognized on the sale of finance receivables (see Note 5 - Finance Receivables, Net in the consolidated Financial Statements for additional information) more than offset the impact of price declines and overall lower revenues.
Installs 2012
Entry

•	39% increase in color multifunction devices driven by demand for the WorkCentre® 6015, WorkCentre® 6605 and ColorQube® 8700/8900.

•	23% increase in entry black-and-white multifunction devices driven by demand for the WorkCentre® 3045.
•7% decrease in color printers driven by a decrease in sales to OEM partners.

Xerox 2013 Annual Report 46

Mid-Range

•
2% decrease in installs of mid-range color devices driven by a difficult compare in the U.S. from the fourth quarter 2012 was partially offset by demand for products such as the WorkCentre® 7535/7125/7530 and the WorkCentre® 7556, which enabled continued market share gains in the fastest growing and most profitable segment of the office color market.

•	10% decrease in installs of mid-range black-and-white devices.
High-End

•	34% increase in installs of high-end color systems driven by strong demand for the Xerox® Color 770. This product has enabled large market share gains in the Entry Production Color market segment.

•	26% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.
Other Segment
Revenue 2013
Other segment revenue of $668 million decreased 11%, with no impact from currency, due to lower wide format systems revenue, lower sales of electronic presentation systems, lower developing market paper sales and lower licensing revenue. Total paper revenue (all within developing markets) comprised approximately one-third of the Other segment revenue.

Segment Loss 2013
Other segment loss of $222 million, improved $34 million from the prior year, primarily driven by gains on the sale of businesses and assets, partially offset by lower revenues. Non-financing interest expense as well as all Other expenses, net (excluding deferred compensation investment gains) are reported within the Other segment.
Revenue 2012
Other segment revenue of $747 million decreased 7%, including a 1-percentage point negative impact from currency, due to a decline in paper sales, which was driven by lower market pricing and activity, as well as a decline in revenues from wide format systems and lower patent sales and licensing revenue.

Segment Loss 2012
Other segment loss of $256 million, improved $29 million from the prior year, primarily driven by a decrease in Other expenses, net partially offset by lower gross profit as a result of the decline in revenues.

Discontinued Operations
In 2013, in connection with our decision to exit from the paper distribution business, we sold our North American and Western European Paper businesses.
As a result of these transactions, we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have accordingly been restated to conform to this presentation.
Below is a summary of the restated amounts for our 2012 and 2011 Other segment and Total segment results as a result of the reclassification of the North American and Western European Paper businesses to Discontinued Operations.

Xerox 2013 Annual Report 47

(in millions)	Total Revenue	Segment Profit (Loss)	Segment Margin
2012
Other segment - restated	$747	$(256)	(34.3)%
Other segment - as reported	1,400	(241)	(17.2)%

Total segments - restated	21,737	1,982	9.1%
Total segments - as reported	22,390	1,997	8.9%

2011
Other segment - restated	$804	$(285)	(35.4)%
Other segment - as reported	1,530	(255)	(16.7)%

Total segments - restated	21,900	2,062	9.4%
Total segments - as reported	22,626	2,092	9.2%

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to continue to generate strong cash flows from operations. Additional liquidity is also provided through access to the financial capital markets, including the Commercial Paper market, as well as a committed global credit facility. The following is a summary of our liquidity position:

•
As of December 31, 2013 and 2012, total cash and cash equivalents were $1,764 million and $1,246 million, respectively, and there were no outstanding borrowings under our Commercial Paper Program in either year. There were also no borrowings or letters of credit under our $2 billion Credit Facility at either year end. The increase in our cash balance in 2013 is primarily due to a lower level of acquisitions, proceeds from the sales of businesses and assets and a Senior Note borrowing in December 2013. See "Capital Markets Activity" section below.

•
Over the past three years we have consistently delivered strong cash flows from operations driven by the strength of our annuity-based revenue model. Cash flows from operations were $2,375 million, $2,580 million and $1,961 million in each of the years in the three year period ended December 31, 2013, respectively.

•
We expect cash flows from operations to be between $1.8 and $2.0 billion for 2014, which include the adverse impact of prior period sales of finance receivables of approximately $400 million. No additional sales of finance receivables are planned for 2014. Cash flows from operations are expected to benefit from profit improvement in our Services Segment as well as improvements in working capital (accounts receivables, inventory and accounts payable). Consistent with our normal cash flows seasonality, we expect the first quarter 2014 cash flows from operations to be the lowest of the year with sources roughly offsetting uses.

Cash Flow Analysis

The following summarizes our cash flows for the three years ended December 31, 2013, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2013	2012	2011	2013	2012
Net cash provided by operating activities	$2,375	$2,580	$1,961	$(205)	$619
Net cash used in investing activities	(452)	(761)	(675)	309	(86)
Net cash used in financing activities	(1,402)	(1,472)	(1,586)	70	114
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)	(9)	—	6
Increase (decrease) in cash and cash equivalents	518	344	(309)	174	653
Cash and cash equivalents at beginning of year	1,246	902	1,211	344	(309)
Cash and Cash Equivalents at End of Year	$1,764	$1,246	$902	$518	$344

Xerox 2013 Annual Report 48

Cash Flows from Operating Activities
Net cash provided by operating activities was $2,375 million for the year ended December 31, 2013. The $205 million decrease in operating cash from 2012 was primarily due to the following:

•	$105 million decrease in pre-tax income before net gain on sales of businesses and assets and restructuring.

•
$307 million decrease due to lower net run-off of finance receivables of $280 million and higher equipment on operating leases of $27 million. The lower net run-off of finance receivables was primarily related to the impact from the receivables sales (see Note 5 - Finance Receivables, Net in the Consolidated Financial Statements for additional information).

•	$149 million decrease due to lower accounts payable and accrued compensation primarily related to the timing of accounts payable payments.

•	$38 million decrease due to higher growth in inventory reflecting the launch of new products.

•	$22 million decrease due to the timing of settlements of our foreign currency derivative contracts. These derivatives primarily relate to hedges of Yen inventory purchases.

•	$17 million decrease due to higher net income tax payments.

•	$212 million increase from accounts receivable primarily due to lower revenues partially offset by a reduction in the use of accelerated collection programs such as early pay discounts.

•	$134 million increase due to lower contributions to our defined benefit pension plans. This was in line with expectations.

•	$106 million increase from lower spending for product software and up-front costs for outsourcing service contracts.

Net cash provided by operating activities was $2,580 million for the year ended December 31, 2012. The $619 million increase in cash from 2011 was primarily due to the following:

•
$879 million increase from finance receivables primarily due to sales of receivables as well as higher net run-off of finance receivables as a result of lower equipment sales (see Note 5 - Finance Receivables, Net in the Consolidated Financial Statements for additional information).

•	$124 million increase due to lower inventory growth.

•	$74 million increase due to lower restructuring payments.

•	$62 million increase due to lower contributions to our defined benefit pension plans primarily in the U.S. as a result of pension funding legislation enacted in 2012.

•	$41 million increase as a result of less up-front costs and other customer related spending associated primarily with new services contracts.

•	$390 million decrease due to a lower benefit from accounts receivable sales as well as growth in services revenue.

•	$45 million decrease from higher net income tax payments primarily due to refunds in the prior year.

In 2012 and 2011, we elected to make contributions of 15.4 million and 16.6 million, respectively, of shares of our common stock, with an aggregate value of approximately $130 million in each year, to our U.S. defined benefit pension plan for salaried employees in order to meet our planned level of funding for those years.
Cash Flows from Investing Activities
Net cash used in investing activities was $452 million for the year ended December 31, 2013. The $309 million decrease in the use of cash from 2012 was primarily due to the following:

•
$121 million decrease in acquisitions. 2013 acquisitions include Zeno Office Solutions, Inc. for $59 million, Impika for $53 million and four smaller acquisitions totaling $43 million. 2012 acquisitions include Wireless Data for $95 million, RK Dixon for $58 million as well as seven smaller acquisitions totaling $123 million.

•	$86 million decrease due to lower capital expenditures (including internal use software).

•	$77 million decrease primarily due to $38 million of proceeds from the sale of a U.S. facility and $33 million of proceeds from the sale of assets to 3D Systems.

•	$26 million decrease due to proceeds from the sale of the North American and European Paper businesses.

Net cash used in investing activities was $761 million for the year ended December 31, 2012. The $86 million increase in the use of cash from 2011 was primarily due to the following:

•
$64 million increase in acquisitions. 2012 acquisitions include Wireless Data for $95 million, RK Dixon for $58 million as well as seven smaller acquisitions totaling $123 million. 2011 acquisitions include Unamic/HCN B.V. for $55 million, ESM for $43 million, Concept Group for $41 million, MBM for $42 million, Breakaway for $18 million and ten smaller acquisitions for an aggregate of $46 million as well as a net cash receipt of $35 million for Symcor.

•	$19 million increase due to lower cash proceeds from asset sales.

Xerox 2013 Annual Report 49

Cash Flows from Financing Activities
Net cash used in financing activities was $1,402 million for the year ended December 31, 2013. The $70 million decrease in the use of cash from 2012 was primarily due to the following:

•	$356 million decrease from lower share repurchases.

•	$80 million decrease due to higher proceeds from the issuances of common stock.

•
$326 million increase from net debt activity. 2013 reflects payments of $1 billion on Senior Notes offset by net proceeds of $500 million from the issuance of Senior Notes and $39 million from the sale and capital leaseback of a building in the U.S. 2012 reflects net proceeds of $1.1 billion from the issuance of Senior Notes offset by net payments on Senior Notes of $1.1 billion and a decrease of $100 million in Commercial Paper.

•	$41 million increase due to higher common stock dividends.
Net cash used in financing activities was $1,472 million for the year ended December 31, 2012. The $114 million decrease in the use of cash from 2011 was primarily due to the following:

•	$670 million decrease reflecting the absence of payment of our liability to Xerox Capital Trust I in connection with their redemption of preferred securities.

•	$351 million increase from higher share repurchases in 2012.

•
$157 million increase from net debt activity. 2012 reflects net proceeds of $1.1 billion from the issuance of Senior Notes offset by net payments on Senior Notes of $1.1 billion and a decrease of $100 million in Commercial Paper. 2011 includes proceeds of $1.0 billion from the issuance of Senior Notes offset by the repayment of $750 million on Senior Notes and a decrease of $200 million in Commercial Paper.

•	$47 million increase due to higher distributions to noncontrolling interests.
Customer Financing Activities
We provide lease equipment financing to our customers, primarily in our Document Technology segment. Our lease contracts permit customers to pay for equipment over time rather than at the date of installation. Our investment in these contracts is reflected in Total finance assets, net. We primarily fund our customer financing activity through cash generated from operations, cash on hand, commercial paper borrowings, sales and securitizations of finance receivables and proceeds from capital markets offerings.

We have arrangements in certain international countries and domestically with our small and mid-sized customers, where third-party financial institutions independently provide lease financing, on a non-recourse basis to Xerox, directly to our customers. In these arrangements, we sell and transfer title of the equipment to these financial institutions. Generally, we have no continuing ownership rights in the equipment subsequent to its sale; therefore, the unrelated third-party finance receivable and debt are not included in our Consolidated Financial Statements.
The following represents our Total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2013	2012
Total Finance receivables, net(1)	$4,530	$5,313
Equipment on operating leases, net	559	535
Total Finance Assets, Net	$5,089	$5,848
______________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Consolidated Balance Sheets.
The decrease of $759 million in Total finance assets, net primarily reflects the sale of finance receivables (discussed further below) and the decrease in equipment sales over the past several years as well as equipment sales growth in regions or operations where we don't offer direct leasing. These impacts were partially offset by an increase of $35 million due to currency.
We maintain a certain level of debt, referred to as financing debt, to support our investment in these lease contracts or Total finance assets, net. We maintain this financing debt at an assumed 7:1 leverage ratio of debt to equity as compared to our Total finance assets, net for this financing aspect of our business. Based on this leverage, the following represents the allocation of our total debt at December 31, 2013 and 2012 between financing debt and core debt:

Xerox 2013 Annual Report 50

	December 31,
(in millions)	2013	2012
Financing debt(1)	$4,453	$5,117
Core debt	3,568	3,372
Total Debt	$8,021	$8,489
________________

(1)
Financing debt includes $3,964 million and $4,649 million as of December 31, 2013 and December 31, 2012, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

In 2014, we expect to continue the leveraging of our finance assets at an assumed 7:1 ratio of debt to equity. The following summarizes our total debt at December 31, 2013 and 2012:

	December 31,
(in millions)	2013	2012
Principal debt balance(1)	$7,979	$8,410
Net unamortized discount	(58)	(63)
Fair value adjustments(2)	100	142
Total Debt	$8,021	$8,489
________________

(1)	Balance at December 31, 2013 includes $5 million of Notes Payable.

(2)
Fair value adjustments - during the period from 2004 to 2011, we early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to debt are being amortized to interest expense over the remaining term of the related notes.

Sales of Accounts Receivable
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. We have financial facilities in the U.S., Canada and several countries in Europe that enable us to sell certain accounts receivables without recourse to third-parties. The accounts receivables sold are generally short-term trade receivables with payment due dates of less than 60 days.

Accounts receivable sales were as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011
Accounts receivable sales	$3,401	$3,699	$3,218
Deferred proceeds	486	639	386
Loss on sale of accounts receivable	17	21	20
Estimated (decrease) increase to operating cash flows(1)	(55)	(78)	133
_______________

(1)
Represents the difference between current and prior year fourth quarter receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the year, and (iii) currency.

Refer to Note 4 - Accounts Receivable, Net in the Consolidated Financial Statements for additional information.

Sales of Finance Receivables
2013 Transactions
In September 2013, we transferred our entire interest in a group of U.S. lease finance receivables to a third-party financial institution. The transfer was accounted for as a sale and resulted in the derecognition of lease receivables with a net carrying value of $419 million, the receipt of cash proceeds of $387 million and a beneficial interest of $60. A pre-tax gain of $25 million was recognized on this transaction and is net of fees and expenses of approximately $3 million.

Xerox 2013 Annual Report 51

In December 2013, our Canadian subsidiary transferred its entire interest in a group of lease finance receivables to a third-party trust. The transfer was accounted for as a sale and resulted in the derecognition of lease receivables with a net carrying value of $257 million, the receipt of cash proceeds of $248 million and a beneficial interest of $26 million. A pre-tax gain of $15 million was recognized on this transaction and is net of additional fees and expenses of approximately $1 million.
2012 Transactions
In 2012, we completed similar sale transactions on two separate portfolios of U.S. lease finance receivables with a combined net carrying value of $682 million to a third-party financial institution for cash proceeds of $630 million and beneficial interests of $101 million. A pre-tax gain of $44 million was recognized on these transactions and is net of additional fees and expenses of approximately $5 million.

The gains on these transactions are reported in Finance income in Document Technology segment revenues, as the sold receivables are from this segment. We will continue to service the sold receivables and expect to a record servicing fee income over the expected life of the associated receivables. These transactions enable us to lower the cost associated with our financing portfolio.

Refer to Note 5 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

The net impact on operating cash flows from the sales of finance receivables is summarized below:

	Year Ended December 31,
(in millions)	2013	2012	2011
Net cash received for sales of finance receivables(1)	$631	$625	$—
Impact from prior sales of finance receivables(2)	(392)	(45)	—
Collections on beneficial interest	58	—	—
Estimated Increase to Operating Cash Flows	$297	$580	$—
______________

(1)	Net of beneficial interest, fees and expenses

(2)	Represents cash that would have been collected if we had not sold finance receivables.

Capital Market Activity

Senior Notes
In December 2013, we issued $500 million of 2.75% Senior Notes due 2019 (the “2019 Senior Notes”). The 2019 Senior Notes accrue interest at a rate of 2.75% per annum and are payable semi-annually. The 2019 Senior Notes were issued at 99.915% of par, resulting in aggregate net proceeds essentially at par. In connection with the issuance of these Senior Notes, debt issuance costs of $4 million were deferred.

The December 2013 Senior Note issuance was approximately $200 million higher than originally planned and we expect to use that excess to partially fund the $1.1 billion in Senior Notes maturing in May 2014. The remainder of the proceeds from this offering were used for general corporate purposes.

Refer to Note 12- Debt in the Consolidated Financial Statements for additional information regarding our debt.

Financial Instruments
Refer to Note 13 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our derivative financial instruments.

Share Repurchase Programs - Treasury Stock
During 2013, we repurchased 65.2 million shares of our common stock for an aggregate cost of $696 million, including fees. In November 2013, the Board of Directors authorized an additional $500 million in share repurchases bringing the total cumulative authorization to $6.5 billion.

Through February 18, 2014, we repurchased an additional 15.8 million shares at an aggregate cost of $175.1 million, including fees, for total program repurchases of 509.3 million shares at a cost of $5.6 billion, including fees.

Xerox 2013 Annual Report 52

We expect total share repurchases of at least $500 million in 2014.

Refer to Note 19 - Shareholders’ Equity – Treasury Stock in the Consolidated Financial Statements for additional information regarding our share repurchase programs.

Dividends
The Board of Directors declared aggregate dividends of $287 million, $226 million and $241 million on common stock in 2013, 2012 and 2011, respectively. The increase in 2013 as compared to prior years is primarily due to the increase in the quarterly dividend to 5.75 cents per share in 2013 partially offset by a lower level of outstanding shares as a result of the repurchase of shares under our share repurchase programs.
The Board of Directors declared aggregate dividends of $24 million on the Series A Convertible Preferred Stock in each of the years in the three year period ended December 31, 2013. The preferred shares were issued in 2010 in connection with the acquisition of ACS.

In January 2014, the Board of Directors approved an increase in the Company's quarterly cash dividend from 5.75 cents per share to 6.25 cents per share, beginning with the dividend payable April 30, 2014.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2014(1)	$1,112
2015	1,283
2016	975
2017	1,018
2018	1,011
2019	1,156
2020	7
2021	1,067
2022	—
2023 and thereafter	350
Total	$7,979
______________

(1)	Includes $5 million of Notes Payable.
Foreign Cash
At December 31, 2013, we had $1.8 billion of cash and cash equivalents on a consolidated basis. Of that amount, approximately $600 million was held outside the U.S. by our foreign subsidiaries to fund future working capital, investment and financing needs of our foreign subsidiaries. Accordingly, we have asserted that such funds are indefinitely reinvested outside the U.S.

We believe we have sufficient levels of cash and cash flows to support our domestic requirements. However, if the cash held by our foreign subsidiaries was needed to fund our U.S. requirements, there would not be a significant tax liability associated with the repatriation, as any U.S. liability would be reduced by the foreign tax credits associated with the repatriated earnings.

However, our determination above is based on the assumption that only the cash held outside the U.S. would be repatriated as a result of an unanticipated or unique domestic need. It does not assume repatriation of the entire amount of indefinitely reinvested earnings of our foreign subsidiaries. As disclosed in Note 16- Income and Other Taxes in our Consolidated Financial Statements, we have not estimated the potential tax consequences associated with the repatriation of the entire amount of our foreign earnings indefinitely reinvested outside the U.S. We do not

Xerox 2013 Annual Report 53

believe it is practical to calculate the potential tax impact, as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits as well as any additional local withholding tax and other indirect tax consequences that may arise from the distribution of these earnings. In addition, because such earnings have been indefinitely reinvested in our foreign operations, repatriation would require liquidation of those investments or a recapitalization of our foreign subsidiaries, the impacts and effects of which are not readily determinable.
Loan Covenants and Compliance
At December 31, 2013, we were in full compliance with the covenants and other provisions of our Credit Facility and Senior Notes. We have the right to terminate the Credit Facility without penalty. Failure to comply with material provisions or covenants of the Credit Facility and Senior Notes could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers' purchase of Xerox equipment.
Refer to Note 12 - Debt in the Consolidated Financial Statements for additional information regarding debt arrangements.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
At December 31, 2013, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2014	2015	2016	2017	2018	Thereafter
Total debt, including capital lease obligations(1)	$1,112	$1,283	$975	$1,018	$1,011	$2,580
Interest on debt(1)	376	307	248	191	146	647
Minimum operating lease commitments(2)	579	467	304	122	72	92
Defined benefit pension plans	250	—	—	—	—	—
Retiree health payments	71	73	71	70	69	317
Estimated Purchase Commitments:
Fuji Xerox(3)	1,903	—	—	—	—	—
Flextronics(4)	499	—	—	—	—	—
Other(5)	169	113	151	70	64	117
Total	$4,959	$2,243	$1,749	$1,471	$1,362	$3,753
_______________

(1)	Total debt for 2014 includes $5 million of Notes Payable. Refer to Note 12 - Debt in the Consolidated Financial Statements for additional information regarding debt. and interest on debt.

(2)	Refer to Note 7 - Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information related to minimum operating lease commitments.

(3)	Fuji Xerox: The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment.

(4)
Flextronics: We outsource certain manufacturing activities to Flextronics. The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. In the past two years, actual purchases from Flextronics averaged approximately $550 million per year.

(5)
Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

Pension and Other Post-retirement Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2013 cash contributions for these plans were $230 million for our defined benefit pension plans and $77 million for our retiree health plans. In 2014, based on current actuarial calculations, we expect to make contributions of approximately $250 million to our worldwide defined benefit pension plans and approximately $71 million to our retiree health benefit plans.

Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes. At December 31, 2013, the un/under funded balance of our U.S. and Non-U.S. defined benefit pension plans was $1,017 million and $875 million, respectively.
Our retiree health benefit plans are non-funded and are almost entirely related to domestic operations. Cash contributions are made each year to cover medical claims costs incurred during the year. The amounts reported in the above table as retiree health payments represent our estimate of future benefit payments.

Xerox 2013 Annual Report 54

Refer to Note 15 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and post-retirement plans.
Fuji Xerox
We purchased products, including parts and supplies, from Fuji Xerox totaling $1.9 billion, $2.1 billion and $2.2 billion in 2013, 2012 and 2011, respectively. Our purchase commitments with Fuji Xerox are entered into in the normal course of business and typically have a lead time of three months. Related party transactions with Fuji Xerox are discussed in Note 8 - Investments in Affiliates, at Equity in the Consolidated Financial Statements.
Brazil Tax and Labor Contingencies
Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of December 31, 2013, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of related interest, amounted to approximately $933 million, with the decrease from December 31, 2012 balance of approximately $1,010 million, primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $933 million, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2013, we had $167 million of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $8 million and additional letters of credit of approximately $236 million, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Other Contingencies and Commitments
As more fully discussed in Note 17 - Contingencies and Litigation in the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Should developments in any of these areas cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Unrecognized Tax Benefits
As of December 31, 2013, we had $267 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and foreign tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and net operating loss carryforwards, as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.

Xerox 2013 Annual Report 55

Refer to Note 16 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding unrecognized tax benefits.
Off-Balance Sheet Arrangements

We may occasionally utilize off-balance sheet arrangements in our operations (as defined by the SEC Financial Reporting Release 67 (FRR-67), “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations”). We enter into the following arrangements that have off-balance sheet elements:

•
Operating leases in the normal course of business. The nature of these lease arrangements is discussed in Note 7 - Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements.

•
We have facilities, primarily in the U.S., Canada and several countries in Europe that enable us to sell to third-parties certain accounts receivable without recourse. In most instances, a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related sold receivables. Refer to Note 4 - Accounts Receivables, Net in the Consolidated Financial Statements for further information regarding these facilities.

•
During 2013 and 2012, we entered into arrangements to transfer and sell our entire interest in certain groups of finance receivables where we received cash and beneficial interests from the third-party purchaser. Refer to Note 5 - Finance Receivables, Net in the Consolidated Financial Statements for further information regarding these sales.

At December 31, 2013, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, see the table above for the Company's contractual cash obligations and other commercial commitments and Note 17 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Non-GAAP Financial Measures
We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition, we have discussed our results using non-GAAP measures.
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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables.
Adjusted Earnings Measures
To better understand the trends in our business, we believe it is necessary to adjust the following amounts determined in accordance with GAAP to exclude the effects of the certain items as well as their related income tax effects. For our 2013 reporting year, adjustments were limited to the amortization of intangible assets.

•	Net income and Earnings per share (EPS), and

•	Effective tax rate.

Xerox 2013 Annual Report 56

The above have been adjusted for the following items:

•
Amortization of intangible assets (all periods): The amortization of intangible assets is driven by our acquisition activity which can vary in size, nature and timing as compared to other companies within our industry and from period to period. Accordingly, due to the incomparability of acquisition activity among companies and from period to period, we believe exclusion of the amortization associated with intangible assets acquired through our acquisitions allows investors to better compare and understand our results. The use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.

•
Other discrete, unusual or infrequent costs and expenses: In addition, we occasionally may also exclude additional items given the discrete, unusual or infrequent nature of the item on our results of operations for the period. In 2011, we excluded the Loss on early extinguishment of liability. We believe the exclusion of this item allows investors to better understand and analyze the results for the period as compared to prior periods as well as expected trends in our business.

We also calculate and utilize an Operating income and margin earnings measure by adjusting our pre-tax income and margin amounts to exclude certain items. In addition to the amortization of intangible assets, operating income and margin also exclude Other expenses, net as well as Restructuring and asset impairment charges. Other expenses, net is primarily comprised of non-financing interest expense and also includes certain other non-operating items. Restructuring and asset impairment charges consist of costs primarily related to severance and benefits for employees pursuant to formal restructuring and workforce reduction plans. Such charges are expected to yield future benefits and savings with respect to our operational performance. 2011 operating income and margin also exclude a Curtailment gain recorded in the fourth quarter 2011. The Curtailment gain resulted from the amendment of our primary non-union U.S. defined benefit pension plans for salaried employees to fully freeze future benefit and service accruals after December 31, 2012. We exclude all of these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Net Income and EPS reconciliation:

	Year Ended December 31,
	2013		2012		2011
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS
As Reported(1)	$1,185	$0.93	$1,184	$0.87	$1,274	$0.88
Adjustments:
Amortization of intangible assets	205	0.16	203	0.15	248	0.17
Loss on early extinguishment of liability	—	—	—	—	20	0.01
Adjusted	$1,390	$1.09	$1,387	$1.02	$1,542	$1.06
Weighted average shares for adjusted EPS(2)	1,274		1,356		1,444
Fully diluted shares at December 31, 2013(3)	1,235
 ____________________________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Average shares for the calculation of adjusted EPS include 27 million of shares associated with the Series A convertible preferred stock and therefore the related annual dividend was excluded.

(3)
Represents common shares outstanding at December 31, 2013 as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share in the fourth quarter 2013.

Effective Tax reconciliation:

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported(1)	$1,312	$276	21.0%	$1,332	$272	20.4%	1,535	377	24.6%
Adjustments:
Amortization of intangible assets	332	127		328	125		398	150
Loss on early extinguishment of liability	—	—		—	—		33	13
Adjusted	$1,644	$403	24.5%	$1,660	$397	23.9%	1,966	540	27.5%
 ____________________________

(1)	Pre-tax income and income tax expense from continuing operations attributable to Xerox.

Xerox 2013 Annual Report 57

Operating Income / Margin reconciliation:

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$1,312	$21,435	6.1%	$1,332	$21,737	6.1%	$1,535	$21,900	7.0%
Adjustments:
Amortization of intangible assets	332			328			398
Xerox restructuring charge	116			154			32
Curtailment gain	—			—			(107)
Other expenses, net	150			261			326
Adjusted Operating Income / Margin	1,910	21,435	8.9%	2,075	21,737	9.5%	2,184	21,900	10.0%
Equity in net income of unconsolidated affiliates	169			152			149
Fuji Xerox restructuring charge	9			16			19
Litigation matters (Q1 2013 only)	(37)			—			—
Loss on early extinguishment of liability	—			—			33
Other expense, net*	(150)			(261)			(323)
Segment Profit / Margin	1,901	21,435	8.9%	1,982	21,737	9.1%	2,062	21,900	9.4%
 ____________________________
* Includes rounding adjustments.

(1)	Profit and revenue from continuing operations attributable to Xerox.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilized derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates.

Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 13 - Financial Instruments in the Consolidated Financial Statements for additional discussion on our financial risk management.
Foreign Exchange Risk Management

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2013, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2013. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2013 would have an impact on our cumulative translation adjustment portion of equity of approximately $655 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited, Fuji Xerox and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $6.6 billion at December 31, 2013.

Xerox 2013 Annual Report 58

Interest Rate Risk Management
The consolidated weighted-average interest rates related to our total debt for 2013, 2012 and 2011 approximated 5.0%, 4.7%, and 5.2%, respectively. Interest expense includes the impact of our interest rate derivatives.
Virtually all customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2013, $350 million of our total debt of $8 billion carried variable interest rates, including the effect of pay variable interest rate swaps, if any, we may use to reduce the effective interest rate on our fixed coupon debt.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2013, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $96 million.

Xerox 2013 Annual Report 59

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Xerox Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Xerox Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(1) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Stamford, Connecticut
February 21, 2014

Xerox 2013 Annual Report 60

REPORTS OF MANAGEMENT
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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

/s/ URSULA M. BURNS	/s/ KATHRYN A. MIKELLS	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2013 Annual Report 61

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per-share data)	2013	2012	2011
Revenues
Sales	$5,659	$5,927	$6,400
Outsourcing, maintenance and rentals	15,293	15,213	14,868
Financing	483	597	632
Total Revenues	21,435	21,737	21,900
Costs and Expenses
Cost of sales	3,616	3,791	4,076
Cost of outsourcing, maintenance and rentals	11,008	10,802	10,269
Cost of financing	163	198	231
Research, development and engineering expenses	601	655	719
Selling, administrative and general expenses	4,137	4,216	4,421
Restructuring and asset impairment charges	116	154	32
Amortization of intangible assets	332	328	398
Curtailment gain	—	—	(107)
Other expenses, net	150	261	326
Total Costs and Expenses	20,123	20,405	20,365
Income Before Income Taxes and Equity Income	1,312	1,332	1,535
Income tax expense	276	272	377
Equity in net income of unconsolidated affiliates	169	152	149
Income from Continuing Operations	1,205	1,212	1,307
(Loss) income from discontinued operations, net of tax	(26)	11	21
Net Income	1,179	1,223	1,328
Less: Net income attributable to noncontrolling interests	20	28	33
Net Income Attributable to Xerox	$1,159	$1,195	$1,295

Amounts attributable to Xerox:
Net income from continuing operations	$1,185	$1,184	$1,274
Net (loss) income from discontinued operations	(26)	11	21
Net Income Attributable to Xerox	$1,159	$1,195	$1,295

Basic Earnings per Share:
Continuing operations	$0.95	$0.89	$0.90
Discontinued operations	(0.02)	0.01	0.02
Total Basic Earnings per Share	$0.93	$0.90	$0.92
Diluted Earnings per Share:
Continuing operations	$0.93	$0.87	$0.88
Discontinued operations	(0.02)	0.01	0.02
Total Diluted Earnings per Share	$0.91	$0.88	$0.90

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2013 Annual Report 62

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2013	2012	2011
Net Income	$1,179	$1,223	$1,328
Less: Net income attributable to noncontrolling interests	20	28	33
Net Income Attributable to Xerox	$1,159	$1,195	$1,295

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	$(185)	$113	$(105)
Unrealized (losses) gains, net	—	(63)	12
Changes in defined benefit plans, net	632	(561)	(636)
Other Comprehensive Income (Loss), Net	447	(511)	(729)
Less: Other comprehensive loss, net attributable to noncontrolling interests	(1)	—	(1)
Other Comprehensive Income (Loss), Net Attributable to Xerox	$448	$(511)	$(728)

Comprehensive Income, Net	$1,626	$712	$599
Less: Comprehensive income, net attributable to noncontrolling interests	19	28	32
Comprehensive Income, Net Attributable to Xerox	$1,607	$684	$567

(1)	Refer to Note 20 - Other Comprehensive Income for gross components of other comprehensive income, reclassification adjustments out of Accumulated Other Comprehensive Income and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2013 Annual Report 63

XEROX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2013	2012
Assets
Cash and cash equivalents	$1,764	$1,246
Accounts receivable, net	2,929	2,866
Billed portion of finance receivables, net	113	152
Finance receivables, net	1,500	1,836
Inventories	998	1,011
Other current assets	1,207	1,162
Total current assets	8,511	8,273
Finance receivables due after one year, net	2,917	3,325
Equipment on operating leases, net	559	535
Land, buildings and equipment, net	1,466	1,556
Investments in affiliates, at equity	1,285	1,381
Intangible assets, net	2,503	2,783
Goodwill	9,205	9,062
Deferred tax assets, long-term	368	763
Other long-term assets	2,222	2,337
Total Assets	$29,036	$30,015
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,117	$1,042
Accounts payable	1,626	1,913
Accrued compensation and benefits costs	734	741
Unearned income	496	438
Other current liabilities	1,713	1,776
Total current liabilities	5,686	5,910
Long-term debt	6,904	7,447
Pension and other benefit liabilities	2,136	2,958
Post-retirement medical benefits	785	909
Other long-term liabilities	757	778
Total Liabilities	16,268	18,002

Series A Convertible Preferred Stock	349	349

Common stock	1,210	1,239
Additional paid-in capital	5,282	5,622
Treasury stock, at cost	(252)	(104)
Retained earnings	8,839	7,991
Accumulated other comprehensive loss	(2,779)	(3,227)
Xerox shareholders’ equity	12,300	11,521
Noncontrolling interests	119	143
Total Equity	12,419	11,664
Total Liabilities and Equity	$29,036	$30,015

Shares of common stock issued	1,210,321	1,238,696
Treasury stock	(22,001)	(14,924)
Shares of common stock outstanding	1,188,320	1,223,772

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2013 Annual Report 64

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$1,179	$1,223	$1,328
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	1,358	1,301	1,251
Provision for receivables	123	127	154
Provision for inventory	35	30	39
Deferred tax expense	122	96	203
Net (gain) loss on sales of businesses and assets	(45)	2	(9)
Undistributed equity in net income of unconsolidated affiliates	(92)	(90)	(86)
Stock-based compensation	90	125	123
Restructuring and asset impairment charges	116	154	32
Payments for restructurings	(136)	(144)	(218)
Contributions to defined benefit pension plans	(230)	(364)	(426)
Increase in accounts receivable and billed portion of finance receivables	(576)	(776)	(296)
Collections of deferred proceeds from sales of receivables	482	470	380
Increase in inventories	(38)	—	(124)
Increase in equipment on operating leases	(303)	(276)	(298)
Decrease in finance receivables	609	947	90
Collections on beneficial interest from sales of finance receivables	58	—	—
Increase in other current and long-term assets	(145)	(265)	(249)
(Decrease) increase in accounts payable and accrued compensation	(29)	120	82
Decrease in other current and long-term liabilities	(50)	(71)	(22)
Net change in income tax assets and liabilities	3	42	89
Net change in derivative assets and liabilities	(11)	11	39
Other operating, net	(145)	(82)	(121)
Net cash provided by operating activities	2,375	2,580	1,961
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(346)	(388)	(338)
Proceeds from sales of land, buildings and equipment	86	9	28
Cost of additions to internal use software	(81)	(125)	(163)
Proceeds from sale of businesses	26	—	—
Acquisitions, net of cash acquired	(155)	(276)	(212)
Other investing, net	18	19	10
Net cash used in investing activities	(452)	(761)	(675)
Cash Flows from Financing Activities:
Net (payments) proceeds on debt	(434)	(108)	49
Payment of liability to subsidiary trust issuing preferred securities	—	—	(670)
Common stock dividends	(272)	(231)	(241)
Preferred stock dividends	(24)	(24)	(24)
Proceeds from issuances of common stock	124	44	44
Excess tax benefits from stock-based compensation	16	10	6
Payments to acquire treasury stock, including fees	(696)	(1,052)	(701)
Repurchases related to stock-based compensation	(57)	(42)	(27)
Distributions to noncontrolling interests	(56)	(69)	(22)
Other financing	(3)	—	—
Net cash used in financing activities	(1,402)	(1,472)	(1,586)
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)	(9)
Increase (decrease) in cash and cash equivalents	518	344	(309)
Cash and cash equivalents at beginning of year	1,246	902	1,211
Cash and Cash Equivalents at End of Year	$1,764	$1,246	$902

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2013 Annual Report 65

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$1,398	$6,580	$—	$6,016	$(1,988)	$12,006	$153	$12,159
Comprehensive income, net	—	—	—	1,295	(728)	567	32	599
Cash dividends declared-common stock(1)	—	—	—	(241)	—	(241)	—	(241)
Cash dividends declared-preferred stock(2)	—	—	—	(24)	—	(24)	—	(24)
Contribution of common stock to U.S. pension plan	17	113	—	—	—	130	—	130
Stock option and incentive plans, net	11	128	—	—	—	139	—	139
Payments to acquire treasury stock, including fees	—	—	(701)	—	—	(701)	—	(701)
Cancellation of treasury stock	(73)	(504)	577	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Balance at December 31, 2011	$1,353	$6,317	$(124)	$7,046	$(2,716)	$11,876	$149	$12,025
Comprehensive income, net	—	—	—	1,195	(511)	684	28	712
Cash dividends declared-common stock(1)	—	—	—	(226)	—	(226)	—	(226)
Cash dividends declared-preferred stock(2)	—	—	—	(24)	—	(24)	—	(24)
Contribution of common stock to U.S. pension plan	15	115	—	—	—	130	—	130
Stock option and incentive plans, net	18	115	—	—	—	133	—	133
Payments to acquire treasury stock, including fees	—	—	(1,052)	—	—	(1,052)	—	(1,052)
Cancellation of treasury stock	(147)	(925)	1,072	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Balance at December 31, 2012	$1,239	$5,622	$(104)	$7,991	$(3,227)	$11,521	$143	$11,664
Comprehensive income, net	—	—	—	1,159	448	1,607	19	1,626
Cash dividends declared-common stock(1)	—	—	—	(287)	—	(287)	—	(287)
Cash dividends declared-preferred stock(2)	—	—	—	(24)	—	(24)	—	(24)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	28	142	—	—	—	170	—	170
Payments to acquire treasury stock, including fees	—	—	(696)	—	—	(696)	—	(696)
Cancellation of treasury stock	(58)	(490)	548	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Balance at December 31, 2013	$1,210	$5,282	$(252)	$8,839	$(2,779)	$12,300	$119	$12,419
_______________

(1)	Cash dividends declared on common stock of $0.0575 in each quarter of 2013 and $0.0425 in each quarter of 2012 and 2011.

(2)	Cash dividends declared on preferred stock of $20 per share in each quarter of 2013, 2012 and 2011.

(3)	AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2013 Annual Report 66

XEROX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per-share data and where otherwise noted)

Note 1 – Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business and Basis of Presentation
Xerox is a $21.4 billion global enterprise for business process and document management solutions. We offer business process outsourcing and IT outsourcing services, including data processing, healthcare solutions, human resource benefits management, finance support, transportation solutions and customer relationship management services for commercial and government organizations worldwide. We also provide extensive leading-edge document technology, services, software and genuine Xerox supplies for graphic communication and office printing environments of any size.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Xerox Corporation and all of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition.
We consolidate variable interest entities if we are deemed to be the primary beneficiary of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of Income from the date such determination is made.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income” throughout the Notes to the Consolidated Financial Statements.
In 2013 we completed the sale of our U.S. and Canadian (North American or N.A.) and Western European (European) Paper businesses. Results from these paper-related businesses are reported as discontinued operations and all prior period results have been reclassified to reflect this change. Refer to Note 3 - Acquisitions and Divestitures for additional information regarding discontinued operations.
Use of Estimates
The preparation of our Consolidated Financial Statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our estimates are based on management's best knowledge of current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.

Xerox 2013 Annual Report 67

The following table summarizes certain significant costs and expenses that require management estimates for the three years ended December 31, 2013:

	Year Ended December 31,
Expense/(Income)	2013	2012	2011
Provisions for restructuring and asset impairments	$116	$154	$32
Provisions for receivables	123	127	154
Provisions for litigation and regulatory matters	(34)	(1)	11
Provisions for obsolete and excess inventory	35	30	39
Provisions for product warranty liability	28	29	30
Depreciation and obsolescence of equipment on operating leases	283	279	294
Depreciation of buildings and equipment	431	452	405
Amortization of internal use software	147	116	91
Amortization of product software	43	19	11
Amortization of acquired intangible assets	332	328	401
Amortization of customer contract costs	122	107	49
Defined pension benefits - net periodic benefit cost(1)	267	300	177
Retiree health benefits - net periodic benefit cost	1	11	14
Income tax expense	276	272	377
______________

(1)	2011 includes $107 pre-tax curtailment gain - refer to Note 15 - Employee Benefit Plans for additional information.
Changes in Estimates
In the ordinary course of accounting for the items discussed above, we make changes in estimates as appropriate and as we become aware of new or revised circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.
New Accounting Standards and Accounting Changes
Except for the Accounting Standard Updates (ASU's) discussed below, the new ASU's issued by the FASB during the last two years did not have any significant impact on the Company.
Income Taxes
In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, exists. The guidance from this update is effective prospectively for our fiscal year beginning January 1, 2014. Upon adoption of this standard, we expect to reclassify approximately $200 of liabilities for unrecognized tax benefits against deferred tax assets.
Hedge Accounting
In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The update also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this standard did not have a material impact on our financial condition or results of operations.
Cumulative Translation Adjustments
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

Xerox 2013 Annual Report 68

We do not anticipate that the adoption of this standard will have a material impact on our financial condition or results of operations.
Presentation of Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide additional information about the amounts reclassified out of Accumulated Other Comprehensive Income by component. This update was effective for us beginning January 1, 2013 and the additional information required by this ASU is reported in Note 20 - Other Comprehensive Income, including amounts related to 2012 and 2011.
Balance Sheet Offsetting
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the Balance Sheet and instruments and transactions subject to an agreement similar to a master netting arrangement to enable users of its financial statements to understand the effects of offsetting and related arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01, which limited the scope of this guidance to derivatives, repurchase type agreements and securities borrowing and lending transactions. The guidance from these updates was effective for our fiscal year beginning January 1, 2013. We currently report our derivative assets and liabilities on a gross basis in the Balance Sheet and none of our derivative instruments are subject to a master netting agreement. Accordingly, no additional disclosures were required upon adoption of these ASU's.
Fair Value Accounting
In May 2011, the FASB issued ASU 2011-04, which amended Fair Value Measurements and Disclosures - Overall (ASC Topic 820-10) to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This update changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for level 3 fair value measurements. We adopted this update prospectively effective for our fiscal year beginning January 1, 2012. This update did not have a material effect on financial condition or results of operations.
Summary of Accounting Policies
Revenue Recognition
We generate revenue through services, the sale and rental of equipment, supplies and income associated with the financing of our equipment sales. Revenue is recognized when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until equipment has been shipped or services have been provided to the customer, risk of loss has transferred to the customer, and either customer acceptance has been obtained, customer acceptance provisions have lapsed, or the company has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. More specifically, revenue related to services and sales of our products is recognized as follows:
Equipment-Related Revenues
Equipment: Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate. For equipment sales that require us to install the product at the customer location, revenue is recognized when the equipment has been delivered and installed at the customer location. Sales of customer installable products are recognized upon shipment or receipt by the customer according to the customer's shipping terms. Revenues from equipment under other leases and similar arrangements are accounted for by the operating lease method and are recognized as earned over the lease term, which is generally on a straight-line basis.
Technical Services: Technical service revenues are derived primarily from maintenance contracts on the equipment sold to our customers and are recognized over the term of the contracts. A substantial portion of our products are sold with full service maintenance agreements for which the customer typically pays a base service fee plus a variable amount based on usage. As a consequence, other than the product warranty obligations associated with certain of our low end products, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs.

Xerox 2013 Annual Report 69

Bundled Lease Arrangements: We sell our products and services under bundled lease arrangements, which typically include equipment, service, supplies and financing components for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term.These arrangements also typically include an incremental, variable component for page volumes in excess of contractual page volume minimums, which are often expressed in terms of price-per-page. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed minimum payments that the customer is obligated to make (fixed payments) over the lease term. The payments associated with page volumes in excess of the minimums are contingent on whether or not such minimums are exceeded (contingent payments). In applying our lease accounting methodology, we only consider the fixed payments for purposes of allocating to the relative fair value elements of the contract. Contingent payments, if any, are recognized as revenue in the period when the customer exceeds the minimum copy volumes specified in the contract. Revenues under bundled arrangements are allocated considering the relative selling prices of the lease and non-lease deliverables included in the bundled arrangement. Lease deliverables include the equipment, financing, maintenance and other executory costs, while non-lease deliverables generally consist of the supplies and non-maintenance services. The allocation for the lease deliverables begins by allocating revenues to the maintenance and other executory costs plus a profit thereon. These elements are generally recognized over the term of the lease as service revenue. The remaining amounts are allocated to the equipment and financing elements which are subjected to the accounting estimates noted below under “Leases.”
Our pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon a variety of factors including local prevailing rates in the marketplace and the customer’s credit history, industry and credit class. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. These interest rates have generally been adjusted if the rates vary by 25 basis points or more, cumulatively, from the last rate in effect. The pricing interest rates generally equal the implicit rates within the leases, as corroborated by our comparisons of cash to lease selling prices.
Sales to distributors and resellers: We utilize distributors and resellers to sell many of our technology products to end-user customers. We refer to our distributor and reseller network as our two-tier distribution model. Sales to distributors and resellers are generally recognized as revenue when products are sold to such distributors and resellers. However, revenue is only recognized when the distributor or reseller has economic substance apart from the company, the sales price is not contingent upon resale or payment by the end user customer and we have no further obligations related to bringing about the resale, delivery or installation of the product.
Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs, and we record provisions for these programs as a reduction to revenue when the sales occur. Similarly, we account for our estimates of sales returns and other allowances when the sales occur based on our historical experience.
In certain instances, we may provide lease financing to end-user customers who purchased equipment we sold to distributors or resellers. We compete with other third-party leasing companies with respect to the lease financing provided to these end-user customers.
Supplies: Supplies revenue generally is recognized upon shipment or utilization by customers in accordance with the sales contract terms.
Software: Most of our equipment has both software and non-software components that function together to deliver the equipment's essential functionality and therefore they are accounted for together as part of equipment sales revenues. Software accessories sold in connection with our equipment sales, as well as free-standing software sales are accounted for as separate deliverables or elements. In most cases, these software products are sold as part of multiple element arrangements and include software maintenance agreements for the delivery of technical service, as well as unspecified upgrades or enhancements on a when-and-if-available basis. In those software accessory and free-standing software arrangements that include more than one element, we allocate the revenue among the elements based on vendor-specific objective evidence (VSOE) of fair value. Revenue allocated to software is normally recognized upon delivery while revenue allocated to the software maintenance element is recognized ratably over the term of the arrangement.
Leases: As noted above, equipment may be placed with customers under bundled lease arrangements. The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: (1) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (2) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease.
We consider the economic life of most of our products to be five years, since this represents the most frequent contractual lease term for our principal products and only a small percentage of our leases are for original terms

Xerox 2013 Annual Report 70

longer than five years. There is no significant after-market for our used equipment. We believe five years is representative of the period during which the equipment is expected to be economically usable, with normal service, for the purpose for which it is intended. Residual values are not significant.
With respect to fair value, we perform an analysis of equipment fair value based on cash selling prices during the applicable period. The cash selling prices are compared to the range of values determined for our leases. The range of cash selling prices must be reasonably consistent with the lease selling prices in order for us to determine that such lease prices are indicative of fair value.
Financing: Finance income attributable to sales-type leases, direct financing leases and installment loans is recognized on the accrual basis using the effective interest method.
Services-Related Revenue
Outsourcing: Revenues associated with outsourcing services are generally recognized as services are rendered, which is generally on the basis of the number of accounts or transactions processed. Information technology processing revenues are recognized as services are provided to the customer, generally at the contractual selling prices of resources consumed or capacity utilized by our customers. In those service arrangements where final acceptance of a system or solution by the customer is required, revenue is deferred until all acceptance criteria have been met. Revenues on cost reimbursable contracts are recognized by applying an estimated factor to costs as incurred, determined by the contract provisions and prior experience. Revenues on unit-price contracts are recognized at the contractual selling prices as work is completed and accepted by the customer. Revenues on time and material contracts are recognized at the contractual rates as the labor hours and direct expenses are incurred.
Revenues on certain fixed price contracts where we provide system development and implementation services are recognized over the contract term based on the percentage of development and implementation services that are provided during the period compared with the total estimated development and implementation services to be provided over the entire contract using the percentage-of-completion accounting methodology. These services require that we perform significant, extensive and complex design, development, modification or implementation of our customers' systems. Performance will often extend over long periods, and our right to receive future payment depends on our future performance in accordance with the agreement.
The percentage-of-completion methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed, on a current cumulative cost to estimated total cost basis, using a reasonably consistent profit margin over the period.
Revenues earned in excess of related billings are accrued, whereas billings in excess of revenues earned are deferred until the related services are provided. We recognize revenues for non-refundable, upfront implementation fees on a straight-line basis over the period between the initiation of the ongoing services through the end of the contract term.
In connection with our services arrangements, we incur and capitalize costs to originate these long-term contracts and to perform the migration, transition and setup activities necessary to enable us to perform under the terms of the arrangement. Certain initial direct costs of an arrangement are capitalized and amortized over the contractual service period of the arrangement to cost of services.
From time to time, we also provide inducements to customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. Customer-related deferred set-up/transition and inducement costs were $399 and $356 at December 31, 2013 and 2012, respectively, and the balance at December 31, 2013 is expected to be amortized over a weighted average period of approximately 6 years. Amortization expense associated with customer-related contract costs at December 31, 2013 is expected to be approximately $132 in 2014.
Long-lived assets used in the fulfillment of the arrangements are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Our outsourcing services contracts may also include the sale of equipment and software. In these instances we follow the policies noted above under Equipment-Related Revenue.

Xerox 2013 Annual Report 71

Other Revenue Recognition Policies
Multiple Element Arrangements: As described above, we enter into the following revenue arrangements that may consist of multiple deliverables:

•	Bundled lease arrangements, which typically include both lease deliverables and non-lease deliverables as described above.

•
Contracts for multiple types of outsourcing services, as well as professional and value-added services. For instance, we may contract for an implementation or development project and also provide services to operate the system over a period of time; or we may contract to scan, manage and store customer documents.

In substantially all of our multiple element arrangements, we are able to separate the deliverables since we normally will meet both of the following criteria:

•	The delivered item(s) has value to the customer on a stand-alone basis; and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
Consideration in a multiple-element arrangement is allocated at the inception of the arrangement to all deliverables on the basis of the relative selling price. When applying the relative selling price method, the selling price for each deliverable is primarily determined based on VSOE or third-party evidence (TPE) of the selling price. The above noted revenue policies are then applied to each separated deliverable, as applicable.
Revenue-based taxes: We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The primary revenue-based taxes are sales tax and value-added tax (VAT).
Other Significant Accounting Policies
Shipping and Handling
Costs related to shipping and handling are recognized as incurred and included in Cost of sales in the Consolidated Statements of Income.
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $122, $110 and $108 in 2013, 2012 and 2011, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds, and investments with original maturities of three months or less.
Receivable Sales
We regularly transfer certain portions of our receivable portfolios and normally account for those transfers as sales based on meeting the criteria for derecognition in accordance with ASC Topic 860 "Transfer and Servicing" of Financial Assets. Gains or losses on the sale of receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. When we sell receivables we normally receive beneficial interests in the transferred receivables from the purchasers as part of the proceeds. We may refer to these beneficial interests as a deferred purchase price. The beneficial interests obtained are initially measured at their fair value. We generally estimate fair value based on the present value of expected future cash flows, which are calculated using management's best estimates of the key assumptions including credit losses, prepayment rate and discount rates commensurate with the risks involved. Refer to Note 4 - Accounts Receivable, Net and Note 5 - Finance Receivables, Net for more details on our receivable sales.
Inventories
Inventories are carried at the lower of average cost or market. Inventories also include equipment that is returned at the end of the lease term. Returned equipment is recorded at the lower of remaining net book value or salvage value, which normally are not significant. We regularly review inventory quantities and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, production requirements and servicing commitments. Several factors may influence the realizability of our inventories, including our decision to exit a product line, technological changes and new product development. The provision for excess and/or

Xerox 2013 Annual Report 72

obsolete raw materials and equipment inventories is based primarily on near term forecasts of product demand and include consideration of new product introductions, as well as changes in remanufacturing strategies. The provision for excess and/or obsolete service parts inventory is based primarily on projected servicing requirements over the life of the related equipment populations.
Land, Buildings and Equipment and Equipment on Operating Leases
Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Equipment on operating leases is depreciated to estimated salvage value over the lease term. Depreciation is computed using the straight-line method. Significant improvements are capitalized and maintenance and repairs are expensed. Refer to Note 6 - Inventories and Equipment on Operating Leases, Net and Note 7 - Land, Buildings, Equipment and Software, Net for further discussion.
Software - Internal Use and Product
We capitalize direct costs associated with developing, purchasing or otherwise acquiring software for internal use and amortize these costs on a straight-line basis over the expected useful life of the software, beginning when the software is implemented (Internal Use Software). Costs incurred for upgrades and enhancements that will not result in additional functionality are expensed as incurred. Amounts expended for Internal Use Software are included in Cash Flows from Investing.
We also capitalize certain costs related to the development of software solutions to be sold to our customers upon reaching technological feasibility (Product Software). These costs are amortized based on estimated future revenues over the estimated economic life of the software. Amounts expended for Product Software are included in Cash Flows from Operations. We perform periodic reviews to ensure that unamortized Product Software costs remain recoverable from estimated future operating profits (net realizable value or NRV). Costs to support or service licensed software are charged to Costs of services as incurred.
Refer to Note 7 - Land,Buildings, Equipment and Software, Net for further information.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of acquired net assets in a business combination, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. Goodwill is not amortized but rather is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred.
Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a "component") if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.
When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (Step 1). If we perform the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (Step 2) to measure such impairment. In 2013, we elected to proceed to the quantitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test. Based on our quantitative assessments, we concluded that the fair values of each of our reporting units in 2013 exceeded their carrying values and no impairments were identified.

Other intangible assets primarily consist of assets obtained in connection with business acquisitions, including installed customer base and distribution network relationships, patents on existing technology and trademarks. We apply an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.

Xerox 2013 Annual Report 73

Refer to Note 9 - Goodwill and Intangible Assets, Net for further information.
Impairment of Long-Lived Assets
We review the recoverability of our long-lived assets, including buildings, equipment, internal use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows.
Pension and Post-Retirement Benefit Obligations
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Retiree health benefit plans cover U.S. and Canadian employees for retiree medical costs. We employ a delayed recognition feature in measuring the costs of pension and post-retirement benefit plans. This requires changes in the benefit obligations and changes in the value of assets set aside to meet those obligations to be recognized not as they occur, but systematically and gradually over subsequent periods. All changes are ultimately recognized as components of net periodic benefit cost, except to the extent they may be offset by subsequent changes. At any point, changes that have been identified and quantified but not recognized as components of net periodic benefit cost, are recognized in Accumulated Other Comprehensive Loss, net of tax.
Several statistical and other factors that attempt to anticipate future events are used in calculating the expense, liability and asset values related to our pension and retiree health benefit plans. These factors include assumptions we make about the discount rate, expected return on plan assets, rate of increase in healthcare costs, the rate of future compensation increases and mortality. Actual returns on plan assets are not immediately recognized in our income statement due to the delayed recognition requirement. In calculating the expected return on the plan asset component of our net periodic pension cost, we apply our estimate of the long-term rate of return on the plan assets that support our pension obligations, after deducting assets that are specifically allocated to Transitional Retirement Accounts (which are accounted for based on specific plan terms).
For purposes of determining the expected return on plan assets, we utilize a market-related value approach in determining the value of the pension plan assets, rather than a fair market value approach. The primary difference between the two methods relates to systematic recognition of changes in fair value over time (generally two years) versus immediate recognition of changes in fair value. Our expected rate of return on plan assets is applied to the market-related asset value to determine the amount of the expected return on plan assets to be used in the determination of the net periodic pension cost. The market-related value approach reduces the volatility in net periodic pension cost that would result from using the fair market value approach.
The discount rate is used to present value our future anticipated benefit obligations. The discount rate reflects the current rate at which benefit liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating our discount rate, we consider rates of return on high-quality fixed-income investments adjusted to eliminate the effects of call provisions, as well as the expected timing of pension and other benefit payments.
Each year, the difference between the actual return on plan assets and the expected return on plan assets, as well as increases or decreases in the benefit obligation as a result of changes in the discount rate and other actuarial assumptions, are added to or subtracted from any cumulative actuarial gain or loss from prior years. This amount is the net actuarial gain or loss recognized in Accumulated other comprehensive loss. We amortize net actuarial gains and losses as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss (excluding asset gains or losses that have not been recognized in market-related value) exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets (the "corridor" method). This determination is made on a plan-by-plan basis. If amortization is required for a particular plan, we amortize the applicable net gain or loss in excess of the 10% threshold on a straight-line basis in net periodic pension cost over the remaining service period of the employees participating in that pension plan. In plans where substantially all participants are inactive, the amortization period for the excess is the average remaining life expectancy of the plan participants.
Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. The participant's vested benefit is considered fully settled upon payment of the lump-sum. We have elected to apply settlement accounting and therefore we recognize the losses associated with settlements in this plan immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a

Xerox 2013 Annual Report 74

pro rata portion of the aggregate unamortized net actuarial losses upon settlement. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of the participant's vested benefit.
Refer to Note 15 - Employee Benefit Plans for further information regarding our Pension and Post-Retirement Benefit Obligations.
Foreign Currency Translation and Re-measurement
The functional currency for most foreign operations is the local currency. Net assets are translated at current rates of exchange and income, expense and cash flow items are translated at average exchange rates for the applicable period. The translation adjustments are recorded in Accumulated other comprehensive loss.
The U.S. Dollar is used as the functional currency for certain foreign subsidiaries that conduct their business in U.S. Dollars. A combination of current and historical exchange rates is used in re-measuring the local currency transactions of these subsidiaries and the resulting exchange adjustments are recorded in Currency (gains) and losses within Other expenses, net together with other foreign currency remeasurments.
Note 2 – Segment Reporting

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
Our Document Technology segment is centered on strategic product groups, which share common technology, manufacturing and product platforms. Our product groupings range from:

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

Xerox 2013 Annual Report 75

As discussed in Note 3 - Acquisitions and Divestitures, during 2013, we completed the sales of our North American and European Paper businesses. As a result of these transactions, in 2013 we began to report these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have been reclassified to conform to this presentation.
Selected financial information for our Reportable segments was as follows:

	Years Ended December 31,
	Services	Document Technology	Other	Total
2013 (1)
Revenue	$11,792	$8,500	$660	$20,952
Finance income	67	408	8	483
Total Segment Revenue	$11,859	$8,908	$668	$21,435
Interest expense	$19	$140	$247	$406
Segment profit (loss)(2)	1,157	966	(222)	1,901
Equity in net income of unconsolidated affiliates	34	135	—	169

2012 (1)
Revenue	$11,453	$8,951	$736	$21,140
Finance income	75	511	11	597
Total Segment Revenue	$11,528	$9,462	$747	$21,737
Interest expense	$22	$172	$236	$430
Segment profit (loss)(2)	1,173	1,065	(256)	1,982
Equity in net income of unconsolidated affiliates	30	122	—	152

2011 (1)
Revenue	$10,754	$9,722	$792	$21,268
Finance income	83	537	12	632
Total Segment Revenue	$10,837	$10,259	$804	$21,900
Interest expense	$25	$202	$251	$478
Segment profit (loss)(2)	1,207	1,140	(285)	2,062
Equity in net income of unconsolidated affiliates	31	118	—	149
____________________________

(1)	Asset information on a segment basis is not disclosed as this information is not separately identified and internally reported to our Chief Operating Decision Maker (CODM).

(2)
Depreciation and amortization expense, which is recorded in Cost of Sales, Cost of Services, RD&E and SAG are included in segment profit above. This information is neither identified nor internally reported to our CODM.

The following is a reconciliation of segment profit to pre-tax income:

	Years Ended December 31,
Segment Profit Reconciliation to Pre-tax Income	2013	2012	2011
Total Segment Profit	$1,901	$1,982	$2,062
Reconciling items:
Amortization of intangible assets	(332)	(328)	(398)
Equity in net income of unconsolidated affiliates	(169)	(152)	(149)
Restructuring and asset impairment charges	(116)	(154)	(32)
Restructuring charges of Fuji Xerox	(9)	(16)	(19)
Litigation matters (Q1 2013 only)	37	—	—
Loss on early extinguishment of liability and debt	—	—	(33)
Curtailment gain	—	—	107
Other	—	—	(3)
Pre-tax Income	$1,312	$1,332	$1,535

Xerox 2013 Annual Report 76

Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for the three years ended December 31:

	Revenues			Long-Lived Assets (1)
	2013	2012	2011	2013	2012	2011
United States	$14,534	$14,500	$14,253	$1,870	$1,966	$1,894
Europe	4,574	4,733	5,148	761	784	776
Other areas	2,327	2,504	2,499	243	262	276
Total Revenues and Long-Lived Assets	$21,435	$21,737	$21,900	$2,874	$3,012	$2,946
________________

(1)	Long-lived assets are comprised of (i) land, buildings and equipment, net, (ii) equipment on operating leases, net, (iii) internal use software, net and (iv) product software, net.

Note 3 – Acquisitions and Divestitures

Acquisitions

2013 Acquisitions
In April 2013, we acquired Florida based Zeno Office Solutions, Inc. (Zeno), a provider of print and IT solutions to small and mid-sized businesses in the Southeast, for approximately $59 in cash. This acquisition furthers our coverage in Florida, building on our strategy of expanding our network of locally-based companies focused on customers' requirements to improve their performance through efficiencies.

In February 2013, we acquired Impika, a leader in the design, manufacture and sale of production inkjet printing solutions used for industrial, commercial, security, label and package printing for approximately $53 in cash. Impika, which is based in Aubagne, France, offers a portfolio of aqueous (water-based) inkjet presses based on proprietary technology. Through the addition of Impika's aqueous technology to our offerings, we go to market with the industry's broadest range of digital presses, strengthening our leadership in digital color production printing.

Zeno and Impika are included in our Document Technology segment. Additionally, during 2013, our Document Technology segment acquired one additional business for approximately $12 in cash, and our Services segment acquired three businesses for a total of $31 in cash.
2013 Summary
All of our 2013 acquisitions reflected 100% ownership of the acquired companies. The operating results of the acquisitions described above are not material to our financial statements and are included within our results from their respective acquisition dates. Our 2013 acquisitions contributed aggregate revenues of approximately $56 to our 2013 total revenues from their respective acquisition dates. The purchase prices for all acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. The primary elements that generated the goodwill are the value of synergies and the acquired assembled workforce. None of the goodwill recorded in 2013 is expected to be deductible for tax purposes. Refer to Note 9 - Goodwill and Intangible Assets, Net for additional information.

Xerox 2013 Annual Report 77

The following table summarizes the purchase price allocations for our 2013 acquisitions as of the acquisition dates:

	Weighted-Average Life (Years)	Total 2013 Acquisitions
Accounts/finance receivables		$10
Intangible assets:
Customer relationships	10	19
Existing technology	14	17
Trademarks	19	11
Non-compete agreements	4	3
Software	5	7
Goodwill		121
Other assets		16
Total Assets Acquired		204
Liabilities assumed		(49)
Total Purchase Price		$155
2012 and 2011 Acquisitions
In July 2012, we acquired Wireless Data Services, Ltd. (WDS), a provider of technical support, knowledge management and related consulting to the world's largest wireless telecommunication brands for approximately $95 (£60 million) in cash. Based in the U.K., WDS's expertise in the telecommunications industry strengthens our broad portfolio of customer care solutions.
In February 2012, we acquired R.K. Dixon, a leading provider of IT services, copiers, printers and managed print services for approximately $58 in cash. The acquisition furthers our coverage of central Illinois and eastern Iowa, building on our strategy to create a nationwide network of locally-based companies focused on customers' needs to improve performance through efficiencies.

In December 2011, we acquired the Merizon Group Inc. which operates MBM formerly known as Modern Business Machines, a Wisconsin-based office products distributor for approximately $42 net of cash acquired. The acquisition furthers our strategy of creating a nationwide network of locally-based companies focused on improving document workflow and office efficiency.

In November 2011, we acquired The Breakaway Group (Breakaway), a cloud-based service provider that helps healthcare professionals accelerate their adoption of an electronic medical records (EMR) system, for approximately $18 net of cash acquired. We are also obligated to pay the sellers up to an additional $25 if certain future performance targets are achieved, of which $18 was recorded as of the acquisition date representing the estimated fair value of this obligation for a total acquisition fair value of $36 (see "Contingent Consideration" below). The Denver-based firm's technology allows caregivers to practice using an EMR system without jeopardizing actual patient data. This acquisition adds to our offering of services that help healthcare professionals use the EMR system for clinical benefit.

In September 2011, we acquired the net assets related to the U.S. operations of Symcor Inc. (Symcor). In connection with the acquisition, we assumed and took over the operational responsibility for the customer contracts related to this operation. We agreed to pay $17 for the acquired net assets and the seller agreed to pay us $52, which represented the fair value of the liabilities assumed for a net cash receipt of $35.The assumed liabilities primarily include customer contract liabilities representing the estimated fair value of the obligations associated with the assumed customer contracts. We are recognizing these liabilities over a weighted-average period of approximately two years consistent with the cash outflows from the contracts. Symcor specializes in outsourcing services for U.S. financial institutions and its offerings range from cash management services to statement and check processing.

Xerox 2013 Annual Report 78

In July 2011, we acquired Education Sales and Marketing, LLC (ESM), a leading provider of outsourced enrollment management and student loan default solutions, for approximately $43 net of cash acquired. The acquisition of ESM enables us to offer a broader range of services to assist post-secondary schools in attracting and retaining the most qualified students while reducing accreditation risk.

In April 2011, we acquired Unamic/HCN B.V., the largest privately-owned customer care provider in the Benelux region in Western Europe, for approximately $55 net of cash acquired. Unamic/HCN’s focus on the Dutch-speaking market expands our customer care capabilities in the Netherlands, Belgium, Turkey and Suriname.

In February 2011, we acquired Concept Group, Ltd. for $41 net of cash acquired. This acquisition expands our reach into the small and mid-size business market in the U.K. Concept Group has nine locations throughout the U.K. and provides document imaging solutions and technical services to more than 3,000 customers.

Our Document Technology segment also acquired three additional business in 2012 and seven additional business in 2011 for $62 and $21, respectively, in cash. These acquisitions were largely a part of our strategy of increasing our distribution network for small and mid-size businesses. Our Services segment acquired four additional businesses in 2012 and three additional business in 2011 for $61 and $25, respectively, in cash primarily related to customer care and software to support our BPO service offerings.

Summary - 2012 and 2011 Acquisitions
All of our 2012 and 2011 acquisitions reflected 100% ownership of the acquired companies. The operating results of the 2012 and 2011 acquisitions described above were not material to our financial statements and were included within our results from the respective acquisition dates. WDS, Breakaway, Symcor, ESM and Unamic/HCN were included within our Services segment while the acquisitions of R.K. Dixon, MBM and Concept Group were included within our Document Technology segment. The purchase prices for all acquisitions, except Symcor, were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. Refer to Note 9 - Goodwill and Intangible Assets, Net for additional information. Our 2012 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $277 and $162 to our 2013 and 2012 total revenues, respectively. Our 2011 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $396, $397 and $177 to our 2013, 2012 and 2011 total revenues, respectively.

Contingent Consideration
In connection with certain acquisitions, we are obligated to make contingent payments if specified contractual performance targets are achieved. Contingent consideration obligations are recorded at their respective fair value. As of December 31, 2013, the maximum aggregate amount of outstanding contingent obligations to former owners of acquired entities was approximately $60, of which $36 was accrued representing the estimated fair value of this obligation.

Divestitures

During 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our N.A. Paper business and our European Paper business. The decision to exit from the Paper distribution business was largely the result of management's objective to focus more on Services and innovative Document Technology. Net proceeds from the sale of the N.A. and European Paper businesses were approximately $36, of which $26 was received in cash and is reported as cash flows from investing activities in the Consolidated Statements of Cash Flows. The remainder of the proceeds of $10 were received as a note receivable, which is payable in October 2014.

As a result of these transactions, in 2013 we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods have accordingly been reclassified to conform to this presentation. The net assets sold or expected to be sold in connection with these transactions are primarily related to working capital - accounts receivables and inventory - utilized in the business.

We recorded a net pre-tax loss of $25 for the disposition of our N.A. and European Paper businesses. The loss is primarily related to exit and disposal costs associated with these businesses. The disposals resulted in a reduction in headcount of approximately 300 employees, primarily in Europe.

Xerox 2013 Annual Report 79

The components of Discontinued Operations for the periods presented are as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011
Revenues*	$403	$653	$726

Income from operations	$3	$16	$30
Loss on disposal	(25)	—	—
Net (Loss) Income Before Income Taxes	$(22)	$16	$30
Income tax expense	(4)	(5)	(9)
(Loss) Income From Discontinued Operations, Net of Tax	$(26)	$11	$21
* 2013 revenue from discontinued operations reflects five months of N.A. paper revenue as a result of the completion of the sale of this business on May 31, 2013 and ten months of European Paper revenue as a result of the completion of the sale of this business on October 31, 2013.

Note 4 – Accounts Receivable, Net

Accounts receivable, net were as follows:

	December 31,
	2013	2012
Amounts billed or billable	$2,651	$2,639
Unbilled amounts	390	335
Allowance for doubtful accounts	(112)	(108)
Accounts Receivable, Net	$2,929	$2,866
Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at December 31, 2013 and 2012 were approximately $1,054 and $1,049, respectively.
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
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to their short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Consolidated Balance Sheets and were $121 and $116 at December 31, 2013 and 2012, respectively.
Under most of the agreements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.

Xerox 2013 Annual Report 80

Of the accounts receivables sold and derecognized from our balance sheet, $723 and $766 remained uncollected as of December 31, 2013 and 2012, respectively. Accounts receivable sales were as follows:

	Year Ended December 31,
	2013	2012	2011
Accounts receivable sales	$3,401	$3,699	$3,218
Deferred proceeds	486	639	386
Loss on sale of accounts receivables	17	21	20
Estimated (decrease) increase to operating cash flows(1)	(55)	(78)	133
_______________

(1)
Represents the difference between current and prior year fourth quarter receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the year and (iii) currency.

Note 5 – Finance Receivables, Net

Finance receivables include sales-type leases, direct financing leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets. Finance receivables, net were as follows:

	December 31,
	2013	2012
Gross receivables	$5,349	$6,290
Unearned income	(666)	(809)
Subtotal	4,683	5,481
Residual values	1	2
Allowance for doubtful accounts	(154)	(170)
Finance Receivables, Net	4,530	5,313
Less: Billed portion of finance receivables, net	113	152
Less: Current portion of finance receivables not billed, net	1,500	1,836
Finance Receivables Due After One Year, Net	$2,917	$3,325
Contractual maturities of our gross finance receivables as of December 31, 2013 were as follows (including those already billed of $124):

2014	2015	2016	2017	2018	Thereafter	Total
$2,010	$1,504	$1,023	$572	$221	$19	$5,349
Transfer and Sale of Finance Receivables
U.S. Lease Finance Receivable Transactions - In 2013 and 2012, we transferred our entire interest in certain groups of U.S. lease finance receivables to a third-party financial institution for cash proceeds and a beneficial interest from the purchaser. The lease contracts, including associated service and supply elements, were initially transferred to a wholly-owned consolidated bankruptcy-remote limited purpose subsidiary, which in turn transferred the principal and interest portions of such contracts to the third-party financial institution (the “ultimate purchaser”). The final transfer met the requirements for derecognition according to ASC Topic 860, Transfers and Servicing and therefore were accounted for as sales. Accordingly, we derecognized the associated lease receivables. The following is a summary of our U.S. activity:

	Year Ended December 31,
	2013	2012	2011
Net carrying value (NCV) sold	$419	$682	$—
Allowance included in NCV	12	18	—
Cash proceeds received	387	630	—
Beneficial interests received	60	101	—
Pre-tax gain on sales	25	44	—
Net fees and expenses	3	5	—
Xerox 2013 Annual Report 81

The principal value of the U.S. receivables derecognized from our balance sheet was $761 and $644 at December 31, 2013 and 2012, respectively (sales value of approximately $833 and $715, respectively).
The beneficial interest represents our right to receive future cash flows from the sold receivables, which exceed the servicing fee as well as the ultimate purchaser's initial investment and associated return on that investment. The beneficial interest was initially recognized at an estimate of fair value based on the present value of the expected future cash flows. The present value of the expected future cash flows was calculated using management's best estimate of key assumptions including credit losses, prepayment rate and an appropriate risk adjusted discount rate (all unobservable Level 3 inputs) for which we utilized annualized rates of 2.1%, 9.3% and 10.0%, respectively. These assumptions are supported by both our historical experience and anticipated trends relative to the particular portfolio of receivables sold. However, to assess the sensitivity on the fair value of the beneficial interest, we adjusted the credit loss rate, prepayment rate and discount rate assumptions individually by 10% and 20% while holding the other assumptions constant. Although the effect of multiple assumption changes was not considered in this analysis, a 10% or 20% adverse variation in any one of these three individual assumptions would have decreased the initially recorded beneficial interest by approximately $3 or less for sales in 2013 and $4 or less for sales in 2012.
We will continue to service the sold receivables for which we receive a 1% servicing fee. We have concluded that the 1% servicing fee is adequate compensation and, accordingly, no servicing asset or liability was recorded.
Canada Lease Finance Receivables Transfer: In December 2013, our Canadian subsidiary transferred its entire interest in a group of lease finance receivables to a third-party trust. The transfer was accounted for as a sale and resulted in the derecognition of lease receivables with a net carrying value of $257, net of allowance of $5, the receipt of cash proceeds of $248 and a beneficial interest of $26. A pre-tax gain of $15 was recognized on this transaction and is net of additional fees and expenses of approximately $1. We will continue to service the sold receivables for which we will receive a 1% servicing fee. We have concluded that the 1% servicing fee is adequate compensation and, accordingly, no servicing asset or liability was recorded. The principal value of the Canadian receivables derecognized from our balance sheet was $245 at December 31, 2013 (sale value of approximately $265).
Consistent with the U.S. transfers, the beneficial interest was initially recognized at an estimate of fair value based on the present value of the expected future cash flows. The present value of the expected future cash flows was calculated using management's best estimate of key assumptions including credit losses, prepayment rate and an appropriate risk adjusted discount rate (all unobservable Level 3 inputs) for which we utilized annualized rates of 1.7%, 12.0% and 10.0%, respectively. These assumptions are supported by both our historical experience and anticipated trends relative to the particular portfolio of receivables sold. However, to assess the sensitivity on the fair value of the beneficial interest, we adjusted the credit loss rate, prepayment rate and discount rate assumptions individually by 10% and 20% while holding the other assumptions constant. Although the effect of multiple assumption changes was not considered in this analysis, a 10% or 20% adverse variation in any one of these three individual assumptions would have decreased the initially recorded beneficial interest by approximately $1 or less.
Summary Finance Receivable Sales The lease portfolios transferred and sold were all from our Document Technology segment and the gains on these sales were reported in Financing revenues within the Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests which were $150 and $103 at December 31, 2013 and 2012, respectively, and are included in Other current assets and Other long-term assets accordingly in the accompanying Consolidated Balance Sheets. Beneficial interests of $124 and $103 at December 31, 2013 and 2012, respectively, are held by the bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.
The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Year Ended December 31,
	2013	2012	2011
Net cash received for sales of finance receivables(1)	$631	$625	$—
Impact from prior sales of finance receivables(2)	(392)	(45)	—
Collections on beneficial interest	58	—	—
Estimated Increase to Operating Cash Flows	$297	$580	$—
_________________

(1)	Net of beneficial interest, fees and expenses.

(2)	Represents cash that would have been collected if we had not sold finance receivables.

Xerox 2013 Annual Report 82

Finance Receivables - Allowance for Credit Losses and Credit Quality
Our finance receivable portfolios are primarily in the U.S., Canada and Europe. We generally establish customer credit limits and estimate the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer's credit quality and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality.
The allowance for doubtful accounts and provision for credit losses represents an estimate of the losses expected to be incurred from the Company's finance receivable portfolio. The level of the allowance is determined on a collective basis by applying projected loss rates to our different portfolios by country, which represent our portfolio segments. This is the level at which we develop and document our methodology to determine the allowance for credit losses. This loss rate is primarily based upon historical loss experience adjusted for judgments about the probable effects of relevant observable data including current economic conditions as well as delinquency trends, resolution rates, the aging of receivables, credit quality indicators and the financial health of specific customer classes or groups. The allowance for doubtful finance receivables is inherently more difficult to estimate than the allowance for trade accounts receivable because the underlying lease portfolio has an average maturity, at any time, of approximately two to three years and contains past due billed amounts, as well as unbilled amounts. We consider all available information in our quarterly assessments of the adequacy of the allowance for doubtful accounts. The identification of account-specific exposure is not a significant factor in establishing the allowance for doubtful finance receivables. Our policy and methodology used to establish our allowance for doubtful accounts has been consistently applied over all periods presented.
Since our allowance for doubtful finance receivables is determined by country, the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of those countries/regions. Loss rates declined in the U.S. reflecting the effects of improved collections during 2012 and 2013 as well as the lower balance of finance receivables primarily due to sales in 2012 and 2013. The loss rate in Canada was flat in 2013 as compared to the prior year. Since Europe is comprised of various countries and regional economies, the risk profile within our European portfolio segment is somewhat more diversified due to the varying economic conditions among the countries. Charge-offs in Europe were flat in 2013 as compared to the prior years reflecting a stabilization of the credit issues noted in 2011. Loss rates peaked in 2011 as a result of the European economic challenges particularly for those countries in the southern region.

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2011	$75	$33	$91	$2	$201
Provision	11	9	52	3	75
Charge-offs	(21)	(15)	(59)	(2)	(97)
Recoveries and other(1)	3	4	1	1	9
Sale of finance receivables	(18)	—	—	—	(18)
Balance at December 31, 2012	50	31	85	4	170
Provision	13	11	53	4	81
Charge-offs	(8)	(16)	(60)	(2)	(86)
Recoveries and other(1)	2	1	3	—	6
Sale of finance receivables	(12)	(5)	—	—	(17)
Balance at December 31, 2013	$45	$22	$81	$6	$154
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2012(2)	$2,012	$801	$2,474	$194	$5,481
December 31, 2013(2)	$1,666	$421	$2,292	$304	$4,683
 ______________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $1 and $2 and the allowance for credit losses of $154 and $170 at December 31, 2013 and 2012, respectively.

(3)	Includes developing market countries and smaller units.

Xerox 2013 Annual Report 83

In the U.S. and Canada, customers are further evaluated or segregated by class based on industry sector. The primary customer classes are Finance & Other Services, Government & Education; Graphic Arts; Industrial; Healthcare and Other. In Europe, customers are further grouped by class based on the country or region of the customer. The primary customer classes include the U.K./Ireland, France and the following European regions - Central, Nordic and Southern. These groupings or classes are used to understand the nature and extent of our exposure to credit risk arising from finance receivables.
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

Credit quality indicators are updated at least annually, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	December 31, 2013				December 31, 2012
	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables
Finance and other services	$189	$102	$34	$325	$252	$147	$59	$458
Government and education	656	12	3	671	750	15	4	769
Graphic arts	142	59	108	309	92	90	137	319
Industrial	92	28	15	135	115	31	17	163
Healthcare	74	25	16	115	109	37	14	160
Other	55	27	29	111	70	39	34	143
Total United States	1,208	253	205	1,666	1,388	359	265	2,012
Finance and other services	57	32	19	108	151	116	40	307
Government and education	96	9	1	106	117	10	2	129
Graphic arts	34	28	23	85	37	34	30	101
Industrial	34	22	23	79	66	40	29	135
Other	29	9	5	43	75	43	11	129
Total Canada	250	100	71	421	446	243	112	801
France	282	314	122	718	274	294	134	702
U.K./Ireland	199	171	42	412	215	155	50	420
Central(1)	287	394	43	724	315	445	56	816
Southern(2)	102	187	58	347	139	230	73	442
Nordic(3)	46	42	3	91	49	36	9	94
Total Europe	916	1,108	268	2,292	992	1,160	322	2,474
Other	226	69	9	304	148	39	7	194
Total	$2,600	$1,530	$553	$4,683	$2,974	$1,801	$706	$5,481
_____________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2013 Annual Report 84

The aging of our receivables portfolio is based upon the number of days an invoice is past due. Receivables that are more than 90 days past due are considered delinquent. Receivable losses are charged against the allowance when management believes the uncollectibility of the receivable is confirmed and is generally based on individual credit evaluations, results of collection efforts and specific circumstances of the customer. Subsequent recoveries, if any, are credited to the allowance.

We generally continue to maintain equipment on lease and provide services to customers that have invoices for finance receivables that are 90 days or more past due and, as a result of the bundled nature of billings, we also continue to accrue interest on those receivables. However, interest revenue for such billings is only recognized if collectability is deemed reasonably assured. The aging of our billed finance receivables is as follows:

	December 31, 2013
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$1	$10	$315	$325	$12
Government and education	17	4	3	24	647	671	34
Graphic arts	12	1	—	13	296	309	5
Industrial	3	1	1	5	130	135	6
Healthcare	3	1	—	4	111	115	5
Other	3	1	—	4	107	111	3
Total United States	45	10	5	60	1,606	1,666	65
Canada	4	3	3	10	411	421	19
France	—	—	—	—	718	718	40
U.K./Ireland	1	1	—	2	410	412	2
Central(1)	3	2	3	8	716	724	23
Southern(2)	21	5	7	33	314	347	45
Nordic(3)	2	—	—	2	89	91	—
Total Europe	27	8	10	45	2,247	2,292	110
Other	8	1	—	9	295	304	—
Total	$84	$22	$18	$124	$4,559	$4,683	$194

	December 31, 2012
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$12	$3	$2	$17	$441	$458	$18
Government and education	21	5	3	29	740	769	42
Graphic arts	16	1	1	18	301	319	12
Industrial	5	2	1	8	155	163	6
Healthcare	6	2	1	9	151	160	9
Other	5	1	1	7	136	143	6
Total United States	65	14	9	88	1,924	2,012	93
Canada	2	3	2	7	794	801	30
France	—	5	1	6	696	702	22
U.K./Ireland	2	—	2	4	416	420	2
Central(1)	3	2	4	9	807	816	30
Southern(2)	20	8	14	42	400	442	72
Nordic(3)	1	—	—	1	93	94	—
Total Europe	26	15	21	62	2,412	2,474	126
Other	2	1	—	3	191	194	—
Total	$95	$33	$32	$160	$5,321	$5,481	$249
 ________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2013 Annual Report 85

Note 6 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2013	2012
Finished goods	$837	$844
Work-in-process	60	61
Raw materials	101	106
Total Inventories	$998	$1,011
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2013	2012
Equipment on operating leases	$1,575	$1,533
Accumulated depreciation	(1,016)	(998)
Equipment on Operating Leases, Net	$559	$535
Depreciable lives generally vary from three to four years consistent with our planned and historical usage of the equipment subject to operating leases. Our equipment operating lease terms vary, generally from one to three years. Scheduled minimum future rental revenues on operating leases with original terms of one year or longer are:

2014	2015	2016	2017	2018	Thereafter
$331	$275	$181	$95	$41	$14

Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2013, 2012 and 2011 amounted to $151, $158 and $154, respectively.
Note 7 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2013	2012
Land		$50	$61
Buildings and building equipment	25 to 50	1,086	1,135
Leasehold improvements	Varies	483	506
Plant machinery	5 to 12	1,493	1,571
Office furniture and equipment	3 to 15	1,826	1,681
Other	4 to 20	83	83
Construction in progress		66	74
Subtotal		5,087	5,111
Accumulated depreciation		(3,621)	(3,555)
Land, Buildings and Equipment, Net		$1,466	$1,556

Xerox 2013 Annual Report 86

Depreciation expense and operating lease rent expense were as follows:

	Year Ended December 31,
	2013	2012	2011
Depreciation expense	$431	$452	$405
Operating lease rent expense(1)	754	646	681
_____________________________

(1)
We lease certain land, buildings and equipment, substantially all of which are accounted for as operating leases. Capital leased assets were approximately $150 and $80 at December 31, 2013 and 2012, respectively.

Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2013 were as follows:

2014	2015	2016	2017	2018	Thereafter
$579	$467	$304	$122	$72	$92

Internal Use and Product Software

	Year Ended December 31,
Additions to:	2013	2012	2011
Internal use software	$81	$125	$163
Product software	37	107	108

	December 31,
Capitalized costs, net:	2013	2012
Internal use software	$506	$577
Product software	343	344

Useful lives of our internal use and product software generally vary from three to ten years.

Included within product software at December 31, 2013 is approximately $250 of capitalized costs associated with significant software systems developed for use in certain of our government services businesses. We regularly review these software systems for impairment. Our impairment review for 2013 and 2012 indicated that the costs will be recoverable from estimated future operating profits; however, those future operating profits are heavily dependent on our ability to successfully obtain future contracts.
Note 8 – Investment in Affiliates, at Equity

Investments in corporate joint ventures and other companies in which we generally have a 20% to 50% ownership interest were as follows:

	December 31,
	2013	2012
Fuji Xerox	$1,224	$1,317
All other equity investments	61	64
Investments in Affiliates, at Equity	$1,285	$1,381
 Our equity in net income of our unconsolidated affiliates was as follows:

	Year Ended December 31,
	2013	2012	2011
Fuji Xerox	$156	$139	$137
Other investments	13	13	12
Total Equity in Net Income of Unconsolidated Affiliates	$169	$152	$149

Xerox 2013 Annual Report 87

Fuji Xerox
Fuji Xerox is headquartered in Tokyo and operates in Japan, China, Australia, New Zealand and other areas of the Pacific Rim. Our investment in Fuji Xerox of $1,224 at December 31, 2013, differs from our implied 25% interest in the underlying net assets, or $1,329, due primarily to our deferral of gains resulting from sales of assets by us to Fuji Xerox.

Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Summarized financial information for Fuji Xerox is as follows:

	Year Ended December 31,
	2013	2012	2011
Summary of Operations
Revenues	$11,415	$12,633	$12,367
Costs and expenses	10,479	11,783	11,464
Income before income taxes	936	850	903
Income tax expense	276	279	312
Net Income	660	571	591
Less: Net income - noncontrolling interests	5	6	5
Net Income - Fuji Xerox	$655	$565	$586
Balance Sheet
Assets:
Current assets	$4,955	$5,154	$5,056
Long-term assets	5,160	6,158	6,064
Total Assets	$10,115	$11,312	$11,120
Liabilities and Equity:
Current liabilities	$3,114	$3,465	$3,772
Long-term debt	978	1,185	817
Other long-term liabilities	680	917	700
Noncontrolling interests	28	27	25
Fuji Xerox shareholders' equity	5,315	5,718	5,806
Total Liabilities and Equity	$10,115	$11,312	$11,120

Yen/U.S. Dollar exchange rates used to translate are as follows:

Financial Statement	Exchange Basis	2013	2012	2011
Summary of Operations	Weighted average rate	97.52	79.89	79.61
Balance Sheet	Year-end rate	105.15	86.01	77.62

Transactions with Fuji Xerox
We receive dividends from Fuji Xerox, which are reflected as a reduction in our investment. Additionally, we have a Technology Agreement with Fuji Xerox whereby we receive royalty payments for their use of our Xerox brand trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio. These payments are included in Outsourcing, maintenance and rental revenues in the Consolidated Statements of Income. We also have arrangements with Fuji Xerox whereby we purchase inventory from and sell inventory to Fuji Xerox. Pricing of the transactions under these arrangements is based upon terms the Company believes to be negotiated at arm's length. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. In addition, we pay Fuji Xerox and they pay us for unique research and development costs.

Xerox 2013 Annual Report 88

Transactions with Fuji Xerox were as follows:

	Year Ended December 31,
	2013	2012	2011
Dividends received from Fuji Xerox	$60	$52	$58
Royalty revenue earned	118	132	128
Inventory purchases from Fuji Xerox	1,903	2,069	2,180
Inventory sales to Fuji Xerox	145	147	151
R&D payments received from Fuji Xerox	2	2	2
R&D payments paid to Fuji Xerox	21	15	21
As of December 31, 2013 and 2012, net amounts due to Fuji Xerox were $85 and $110, respectively.
Note 9 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill, by reportable segment:

	Services	Document Technology	Total
Balance at December 31, 2010	$6,522	$2,127	$8,649
Foreign currency translation	(28)	(6)	(34)
Acquisitions:
Unamic/HCN	43	—	43
Breakaway	33	—	33
ESM	28	—	28
Concept Group	—	26	26
MBM	—	20	20
Other	21	17	38
Balance at December 31, 2011	$6,619	$2,184	$8,803
Foreign currency translation	41	34	75
Acquisitions:
WDS	69	—	69
R.K. Dixon	—	30	30
Other	51	34	85
Balance at December 31, 2012	$6,780	$2,282	$9,062
Foreign currency translation	6	16	22
Acquisitions:
Zeno	—	44	44
Impika	—	43	43
Other	29	5	34
Balance at December 31, 2013	$6,815	$2,390	$9,205

Xerox 2013 Annual Report 89

Intangible Assets, Net
Net intangible assets were $2.5 billion at December 31, 2013 and approximately $2.1 billion relate to our Services segment and $0.4 billion relate to our Document Technology segment. Intangible assets were comprised of the following:

		December 31, 2013			December 31, 2012
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 years	$3,580	$1,359	$2,221	$3,562	$1,052	$2,510
Distribution network	25 years	123	69	54	123	64	59
Trademarks(1)	20 years	269	72	197	257	59	198
Technology, patents and non-compete(1)	9 years	41	10	31	23	7	16
Total Intangible Assets		$4,013	$1,510	$2,503	$3,965	$1,182	$2,783
 _______________

(1)	Includes $10 and $5 of indefinite-lived assets within trademarks and technology, respectively, related to the 2010 acquisition of ACS.

Amortization expense related to intangible assets was $332, $328, and $401 for the years ended December 31, 2013, 2012 and 2011, respectively.

Excluding the impact of additional acquisitions, amortization expense is expected to approximate $327 in 2014 and 2015, and $323 in years 2016 through 2018.
Note 10 – Restructuring and Asset Impairment Charges

Over the past several years, we have engaged in a series of restructuring programs related to downsizing our employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce our cost structure and improve productivity. These initiatives primarily consist of severance actions and impact all major geographies and segments. Management continues to evaluate our business, therefore, in future years, there may be additional provisions for new plan initiatives as well as changes in previously recorded estimates, as payments are made or actions are completed. Asset impairment charges were also incurred in connection with these restructuring actions for those assets sold, abandoned or made obsolete as a result of these programs.

Costs associated with restructuring, including employee severance and lease termination costs are generally recognized when it has been determined that a liability has been incurred, which is generally upon communication to the affected employees or exit from the leased facility, respectively. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan, we recognize employee severance costs when they are both probable and reasonably estimable.

Xerox 2013 Annual Report 90

A summary of our restructuring program activity during the three years ended December 31, 2013 is as follows:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(1)	Total
Balance at December 31, 2010	$298	$25	$—	$323
Restructuring provision	97	1	5	103
Reversals of prior accruals	(65)	(6)	—	(71)
Net current period charges - continuing operations(2)	32	(5)	5	32
Discontinued operations(3)	1	—	—	1
Total Net Current Period Charges	33	(5)	5	33
Charges against reserve and currency	(215)	(13)	(5)	(233)
Balance at December 31, 2011	116	7	—	123
Restructuring provision	161	5	2	168
Reversals of prior accruals	(13)	—	(1)	(14)
Net current period charges - continuing operations(2)	148	5	1	154
Discontinued operations(3)	(1)	—	—	(1)
Total Net Current Period Charges	147	5	1	153
Charges against reserve and currency	(140)	(5)	(1)	(146)
Balance at December 31, 2012	123	7	—	130
Restructuring provision	142	2	1	145
Reversals of prior accruals	(29)	—	—	(29)
Net current period charges - continuing operations(2)	113	2	1	116
Discontinued operations(3)	6	—	—	6
Total Net Current Period Charges	119	2	1	122
Charges against reserve and currency	(133)	(2)	(1)	(136)
Balance at December 31, 2013	$109	$7	$—	$116
 ________________

(1)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.

(2)	Represents amount recognized within the Consolidated Statements of Income for the years shown.

(3)	Refer to Note 3 - Acquisitions and Divestitures for additional information regarding discontinued operations.

The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2013	2012	2011
Charges against reserve	$(136)	$(146)	$(233)
Asset impairment	1	1	5
Effects of foreign currency and other non-cash items	(1)	1	10
Restructuring Cash Payments	$(136)	$(144)	$(218)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Year Ended December 31,
	2013	2012	2011
Services	$39	$71	$12
Document Technology	77	83	23
Other	—	—	(3)
Total Net Restructuring Charges	$116	$154	$32

Xerox 2013 Annual Report 91

Note 11 - Supplementary Financial Information
The components of other current and long-term assets and liabilities were as follows:

	December 31,
	2013	2012
Other Current Assets
Deferred taxes and income taxes receivable	$253	$296
Royalties, license fees and software maintenance	185	165
Restricted cash	147	151
Prepaid expenses	143	143
Derivative instruments	6	11
Deferred purchase price from sales of accounts receivables	121	116
Beneficial interests - sales of finance receivables	64	35
Advances and deposits	32	29
Other	256	216
Total Other Current Assets	$1,207	$1,162
Other Current Liabilities
Deferred taxes and income taxes payable	$87	$105
Other taxes payable	180	170
Interest payable	80	83
Restructuring reserves	108	122
Derivative instruments	70	82
Product warranties	13	13
Dividends payable	84	69
Distributor and reseller rebates/commissions	125	117
Servicer liabilities	140	146
Other	826	869
Total Other Current Liabilities	$1,713	$1,776
Other Long-term Assets
Prepaid pension costs	$55	$35
Net investment in discontinued operations	173	190
Internal use software, net	506	577
Product software, net	343	344
Restricted cash	170	214
Debt issuance costs, net	31	37
Customer contract costs, net	399	356
Beneficial interests - sales of finance receivables	86	68
Deferred compensation plan investments	116	100
Other	343	416
Total Other Long-term Assets	$2,222	$2,337
Other Long-term Liabilities
Deferred and other tax liabilities	$286	$262
Environmental reserves	12	14
Unearned income	168	134
Restructuring reserves	8	8
Other	283	360
Total Other Long-term Liabilities	$757	$778

Xerox 2013 Annual Report 92

Restricted Cash and Investments
As more fully discussed in Note 17 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. In addition, as more fully discussed in Note 4 - Accounts Receivable, Net and Note 5 - Finance Receivables, Net, we continue to service the receivables sold under most of our receivable sale agreements. As servicer, we may collect cash related to sold receivables prior to year-end that will be remitted to the purchaser the following year. Since we are acting on behalf of the purchaser in our capacity as servicer, such cash collected is reported as restricted cash. Restricted cash amounts are classified in our Consolidated Balance Sheets based on when the cash will be contractually or judicially released.

Restricted cash amounts were as follows:

	December 31,
	2013	2012
Tax and labor litigation deposits in Brazil	$167	$211
Escrow and cash collections related to receivable sales	140	146
Other restricted cash	10	8
Total Restricted Cash and Investments	$317	$365

Net Investment in Discontinued Operations
At December 31, 2013, our net investment in discontinued operations primarily consisted of a $191 performance-based instrument relating to the 1997 sale of The Resolution Group (TRG) net of remaining net liabilities associated with our discontinued operations of $18. The recovery of the performance-based instrument is dependent on the sufficiency of TRG's available cash flows, as guaranteed by TRG's ultimate parent, which are expected to be recovered in annual cash distributions through 2017. The performance-based instrument is pledged as security for our future funding obligations to our U.K. Pension Plan for salaried employees.
Note 12 – Debt

Short-term borrowings were as follows:

	December 31,
	2013	2012
Commercial paper	$—	$—
Notes Payable	5	—
Current maturities of long-term debt	1,112	1,042
Total Short-term Debt	$1,117	$1,042

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. We defer costs associated with debt issuance over the applicable term, or to the first put date in the case of convertible debt or debt with a put feature. These costs are amortized as interest expense in our Consolidated Statements of Income.

Xerox 2013 Annual Report 93

Long-term debt was as follows:

	December 31,
	Weighted Average Interest Rates at December 31, 2013(2)	2013	2012
Xerox Corporation
Senior Notes due 2013	—%	$—	$400
Floating Rate Notes due 2013	—%	—	600
Convertible Notes due 2014	9.00%	9	19
Senior Notes due 2014	8.25%	750	750
Floating Rate Notes due 2014	1.06%	300	300
Senior Notes due 2015	4.29%	1,000	1,000
Notes due 2016	7.20%	250	250
Senior Notes due 2016	6.48%	700	700
Senior Notes due 2017	6.83%	500	500
Senior Notes due 2017	2.98%	500	500
Notes due 2018	0.57%	1	1
Senior Notes due 2018	6.37%	1,000	1,000
Senior Notes due 2019	2.77%	500	—
Senior Notes due 2019	5.66%	650	650
Senior Notes due 2021	5.39%	1,062	1,062
Senior Notes due 2039	6.78%	350	350
Subtotal - Xerox Corporation		$7,572	$8,082
Subsidiary Companies
Senior Notes due 2015	4.25%	250	250
Borrowings secured by other assets	3.47%	146	77
Other	0.35%	6	1
Subtotal-Subsidiary Companies		$402	$328
Principal Debt Balance		7,974	8,410
Unamortized discount		(58)	(63)
Fair value adjustments(1)		100	142
Less: current maturities		(1,112)	(1,042)
Total Long-term Debt		$6,904	$7,447
 _______________

(1)
Fair value adjustments - during the period from 2004 to 2011, we early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to debt are being amortized to interest expense over the remaining term of the related notes.

(2)	Represents weighted average effective interest rate which includes the effect of discounts and premiums on issued debt.

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

2014(1)(2)	2015	2016	2017	2018	Thereafter	Total
$1,107	$1,283	$975	$1,018	$1,011	$2,580	$7,974
 _________________

(1)	Quarterly long-term debt maturities for 2014 are $24, $1,063, $11 and $9 for the first, second, third and fourth quarters, respectively.

(2)	Excludes fair value adjustment of $5.

Commercial Paper
We have a private placement commercial paper (CP) program in the U.S. under which we may issue CP up to a maximum amount of $2.0 billion outstanding at any time. Aggregate CP and Credit Facility borrowings may not exceed $2.0 billion outstanding at any time. The maturities of the CP Notes will vary, but may not exceed 390 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at market rates. At December 31, 2013 and 2012, we did not have any CP Notes outstanding.

Xerox 2013 Annual Report 94

Credit Facility
We have a $2.0 billion unsecured revolving Credit Facility with a group of lenders that matures in 2016. The Credit Facility contains a $300 letter of credit sub-facility, and also includes an accordion feature that would allow us to increase (from time to time, with willing lenders) the overall size of the facility up to an aggregate amount not to exceed $2.75 billion.

The Credit Facility provides a backstop to our $2.0 billion CP program. Proceeds from any borrowings under the Credit Facility can be used to provide working capital for the Company and its subsidiaries and for general corporate purposes.

At December 31, 2013 we had no outstanding borrowings or letters of credit under the Credit Facility.

The Credit Facility is available, without sublimit, to certain of our qualifying subsidiaries. Our obligations under the Credit Facility are unsecured and are not currently guaranteed by any of our subsidiaries. Any domestic subsidiary that guarantees more than $100 of Xerox Corporation debt must also guaranty our obligations under the Credit Facility. In the event that any of our subsidiaries borrows under the Credit Facility, its borrowings thereunder would be guaranteed by us.

Borrowings under the Credit Facility bear interest at our choice, at either (a) a Base Rate as defined in our Credit Facility agreement, plus a spread that varies between 0.00% and 0.45% depending on our credit rating at the time of borrowing, or (b) LIBOR plus an all-in spread that varies between 0.90% and 1.45% depending on our credit rating at the time of borrowing. Based on our credit rating as of December 31, 2013, the applicable all-in spreads for the Base Rate and LIBOR borrowing were 0.175% and 1.175%, respectively.

An annual facility fee is payable to each lender in the Credit Facility at a rate that varies between 0.10% and 0.30% depending on our credit rating. Based on our credit rating as of December 31, 2013, the applicable rate is 0.20%.

The Credit Facility contains various conditions to borrowing and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are summarized below:

(a)	Maximum leverage ratio (a quarterly test that is calculated as principal debt divided by consolidated EBITDA, as defined) of 3.75x.

(b)	Minimum interest coverage ratio (a quarterly test that is calculated as consolidated EBITDA divided by consolidated interest expense) may not be less than 3.00x.

(c)
Limitations on (i) liens of Xerox and certain of our subsidiaries securing debt, (ii) certain fundamental changes to corporate structure, (iii) changes in nature of business and (iv) limitations on debt incurred by certain subsidiaries.

The Credit Facility also contains various events of default, the occurrence of which could result in termination of the lenders' commitments to lend and the acceleration of all our obligations under the Credit Facility. These events of default include, without limitation: (i) payment defaults, (ii) breaches of covenants under the Credit Facility (certain of which breaches do not have any grace period), (iii) cross-defaults and acceleration to certain of our other obligations and (iv) a change of control of Xerox.

Interest
Interest paid on our short-term and long-term debt amounted to $435, $464 and $538 for the years ended December 31, 2013, 2012 and 2011, respectively.

Xerox 2013 Annual Report 95

Interest expense and interest income was as follows:

	Year Ended December 31,
	2013	2012	2011
Interest expense(1)	$406	$430	$478
Interest income(2)	494	610	653

 _____________

(1)	Includes Equipment financing interest expense, as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of Income.
Equipment financing interest is determined based on an estimated cost of funds, applied against the estimated level of debt required to support our net finance receivables. The estimated cost of funds is based on our overall corporate cost of borrowing adjusted to reflect a rate that would be paid by a typical BBB rated leasing company. The estimated level of debt is based on an assumed 7 to 1 leverage ratio of debt/equity as compared to our average finance receivable balance during the applicable period.
Net (Payments) Proceeds on Debt
Net proceeds (payments) on debt as shown on the Consolidated Statements of Cash Flows was as follows:

	Year Ended December 31,
	2013	2012	2011
Net proceeds (payments) on short-term debt	$5	$(108)	$(200)
Proceeds from issuance of long-term debt	617	1,116	1,000
Payments on long-term debt	(1,056)	(1,116)	(751)
Net (Payments) Proceeds on Debt	$(434)	$(108)	$49

Note 13 – Financial Instruments

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Japanese Yen, Euro and U.K. Pound Sterling. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with our derivative instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Interest Rate Risk Management

We may use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged. We did not have any interest rate swap agreements outstanding at December 31, 2013 or 2012.

Xerox 2013 Annual Report 96

Terminated Swaps: During the period from 2004 to 2011, we early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to the debt instruments are being amortized to interest expense over the remaining term of the related notes. In 2013, 2012 and 2011, the amortization of these fair value adjustments reduced interest expense by $42, $49 and $53, respectively, and we expect to record a net decrease in interest expense of $100 in future years through 2018.
Foreign Exchange Risk Management

As a global company, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments - primarily forward contracts and purchased option contracts - to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:

•	Foreign currency-denominated assets and liabilities

•	Forecasted purchases and sales in foreign currency
Summary of Foreign Exchange Hedging Positions: At December 31, 2013, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,917, which is typical of the amounts that are normally outstanding at any point during the year. Approximately 78% of these contracts mature within three months, 8% in three to six months and 14% in six to twelve months.

The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2013:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$639	$1
Japanese Yen/U.S. Dollar	588	(27)
U.S. Dollar/Euro	495	(8)
Japanese Yen/Euro	416	(32)
U.K. Pound Sterling/Euro	190	2
Canadian Dollar/Euro	94	(1)
Euro/U.S. Dollar	60	1
Mexican Peso/U.S. Dollar	57	—
U.S. Dollar/Japanese Yen	45	—
Indian Rupee/U.S. Dollar	42	1
Philippine Peso/U.S. Dollar	41	(1)
Swiss Franc/Euro	38	—
Euro/Danish Krone	31	—
U.S. Dollar/Canadian Dollar	21	—
All Other	160	—
Total Foreign Exchange Hedging	$2,917	$(64)
________________

(1)	Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2013.
Foreign Currency Cash Flow Hedges: We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net liability fair value of these contracts was $50 and $48 as of December 31, 2013 and December 31, 2012, respectively.

Xerox 2013 Annual Report 97

Summary of Derivative Instruments Fair Value: The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2013	2012
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$3
	Other current liabilities	(51)	(51)
	Net Designated Derivative Liability	$(50)	$(48)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$5	$8
	Other current liabilities	(19)	(31)
	Net Undesignated Derivative Liability	$(14)	$(23)

Summary of Derivatives	Total Derivative Assets	$6	$11
	Total Derivative Liabilities	(70)	(82)
	Net Derivative Liability	$(64)	$(71)
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses): The following tables provide a summary of gains (losses) on derivative instruments:

		Year Ended December 31,
Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income			Hedged Item Gain (Loss) Recognized in Income
		2013	2012	2011	2013	2012	2011
Interest rate contracts	Interest expense	$—	$—	$15	$—	$—	$(15)

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
	2013	2012	2011		2013	2012	2011
Foreign exchange contracts – forwards	$(126)	$(50)	$30	Cost of sales	$(123)	$37	$14
No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of December 31, 2013, net after-tax losses of $37 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments (Losses) Gains: Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.

Xerox 2013 Annual Report 98

The following table provides a summary of (losses) gains on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative (Loss) Gain	2013	2012	2011
Foreign exchange contracts – forwards	Other expense – Currency (losses) gains, net	$(86)	$(38)	$33
During the three years ended December 31, 2013, we recorded Currency gains (losses), net of $7, $(3) and $(12), respectively. Currency gains (losses), net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.
Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2013	2012
Assets:
Foreign exchange contracts-forwards	$6	$11
Deferred compensation investments in cash surrender life insurance	88	77
Deferred compensation investments in mutual funds	28	23
Total	$122	$111
Liabilities:
Foreign exchange contracts-forwards	$70	$82
Deferred compensation plan liabilities	125	110
Total	$195	$192
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
Summary of Other Financial Assets and Liabilities Fair Value Measured on a Nonrecurring Basis
The estimated fair values of our other financial assets and liabilities fair value measured on a nonrecurring basis were as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,764	$1,764	$1,246	$1,246
Accounts receivable, net	2,929	2,929	2,866	2,866
Short-term debt	1,117	1,126	1,042	1,051
Long-term debt	6,904	7,307	7,447	8,040
The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short and Long-term debt was estimated based on quoted market prices for publicly traded securities (Level 1) or on the current rates offered to us for debt of similar maturities (Level 2). The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Xerox 2013 Annual Report 99

Note 15 – Employee Benefit Plans
We sponsor numerous defined benefit and defined contribution pension and other post-retirement benefit plans, primarily retiree health care, in our domestic and international operations. December 31 is the measurement date for all of our post-retirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2013	2012	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit obligation, January 1	$5,033	$4,670	$6,708	$5,835	$989	$1,007
Service cost	10	112	91	83	9	9
Interest cost	154	282	260	270	33	42
Plan participants' contributions	—	—	6	9	14	19
Actuarial (gain) loss	(440)	480	(203)	537	(88)	18
Currency exchange rate changes	—	—	98	232	(10)	4
Curtailments	—	—	(10)	(1)	—	—
Benefits paid/settlements	(864)	(509)	(264)	(256)	(91)	(103)
Other	—	(2)	(22)	(1)	—	(7)
Benefit Obligation, December 31	$3,893	$5,033	$6,664	$6,708	$856	$989

Change in Plan Assets:
Fair value of plan assets, January 1	$3,573	$3,393	$5,431	$4,884	$—	$—
Actual return on plan assets	139	358	326	434	—	—
Employer contribution	27	331	203	163	77	84
Plan participants' contributions	—	—	6	9	14	19
Currency exchange rate changes	—	—	88	197	—	—
Benefits paid/settlements	(864)	(509)	(264)	(256)	(91)	(103)
Other	1	—	(1)	—	—	—
Fair Value of Plan Assets, December 31	$2,876	$3,573	$5,789	$5,431	$—	$—

Net Funded Status at December 31(1)	$(1,017)	$(1,460)	$(875)	$(1,277)	$(856)	$(989)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$55	$35	$—	$—
Accrued compensation and benefit costs	(25)	(23)	(30)	(25)	(71)	(80)
Pension and other benefit liabilities	(992)	(1,437)	(900)	(1,287)	—	—
Post-retirement medical benefits	—	—	—	—	(785)	(909)
Net Amounts Recognized	$(1,017)	$(1,460)	$(875)	$(1,277)	$(856)	$(989)
  _______________

(1)	Includes under-funded and un-funded plans.

Benefit plans pre-tax amounts recognized in AOCL at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2013	2012	2013	2012	2013	2012
Net actuarial loss	$672	$1,255	$1,741	$2,013	$6	$97
Prior service credits	(15)	(17)	(20)	—	(85)	(128)
Total Pre-tax Loss (Gain)	$657	$1,238	$1,721	$2,013	$(79)	$(31)

Accumulated Benefit Obligation	$3,887	$5,027	$6,368	$6,359

Xerox 2013 Annual Report 100

Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below:

	December 31, 2013			December 31, 2012
	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets
Underfunded Plans:
U.S.	$3,571	$3,565	$2,876	$4,679	$4,672	$3,574
Non U.S.	5,350	5,104	4,964	5,997	5,686	5,213

Unfunded Plans:
U.S.	$322	$322	$—	$355	$355	$—
Non U.S.	540	526	—	527	520	—

Total Underfunded and Unfunded Plans:
U.S.	$3,893	$3,887	$2,876	$5,034	$5,027	$3,574
Non U.S.	5,890	5,630	4,964	6,524	6,206	5,213
Total	$9,783	$9,517	$7,840	$11,558	$11,233	$8,787

Our pension plan assets and benefit obligations at December 31, 2013 were as follows:

(in billions)	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status
U.S. funded	$2.9	$3.6	$(0.7)
U.S. unfunded	—	0.3	(0.3)
Total U.S.	$2.9	$3.9	$(1.0)
U.K.	3.7	3.9	(0.2)
Canada	0.7	0.9	(0.2)
Other funded	1.4	1.4	—
Other unfunded	—	0.5	(0.5)
Total	$8.7	$10.6	$(1.9)

Prior to the freeze of current benefits (see below), most of our defined benefit pension plans generally provided employees a benefit, depending on eligibility, calculated under a highest average pay and years of service formula. Our primary domestic defined benefit pension plans provided a benefit at the greater of (i) the highest average pay and years of service formula, (ii) the benefit calculated under a formula that provides for the accumulation of salary and interest credits during an employee's work life or (iii) the individual account balance from the Company's prior defined contribution plan (Transitional Retirement Account or TRA).

Xerox 2013 Annual Report 101

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Costs:
Service cost	$10	$112	$108	$91	$83	$78	$9	$9	$8
Interest cost(1)	154	282	328	260	270	284	33	42	47
Expected return on plan assets(2)	(179)	(306)	(337)	(317)	(307)	(310)	—	—	—
Recognized net actuarial loss	19	53	33	77	53	39	2	1	—
Amortization of prior service credit	(2)	(23)	(23)	—	—	—	(43)	(41)	(41)
Recognized settlement loss	162	82	80	—	1	4	—	—	—
Recognized curtailment gain	—	—	(107)	(8)	—	—	—	—	—
Defined Benefit Plans	164	200	82	103	100	95	1	11	14
Defined contribution plans	69	28	31	27	35	35	n/a	n/a	n/a
Net Periodic Benefit Cost	233	228	113	130	135	130	1	11	14

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial (gain) loss	(403)	427	334	(224)	416	518	(88)	18	25
Prior service credit	—	(2)	(2)	(14)	(1)	—	—	(6)	(3)
Amortization of net actuarial loss	(181)	(135)	(113)	(77)	(54)	(40)	(2)	(1)	—
Amortization of net prior service credit	2	23	23	—	—	—	43	41	41
Curtailment gain - recognition of net prior service credit	—	—	107	—	—	—	n/a	n/a	n/a
Total Recognized in Other Comprehensive Income	(582)	313	349	(315)	361	478	(47)	52	63
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(349)	$541	$462	$(185)	$496	$608	$(46)	$63	$77
_______________

(1)
Interest cost includes interest expense on non-TRA obligations of $349, $382 and $388 and interest expense directly allocated to TRA participant accounts of $65, $170 and $224 for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
Expected return on plan assets includes expected investment income on non-TRA assets of $431, $443 and $423 and actual investment income on TRA assets of $65, $170 and $224 for the years ended December 31, 2013, 2012 and 2011, respectively.

The net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $62 and $(1), respectively, excluding amounts that may be recognized through settlement losses. The net actuarial loss and prior service credit for the retiree health benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $1 and $(43), respectively.
Pension plan assets consist of both defined benefit plan assets and assets legally restricted to the TRA accounts. The combined investment results for these plans, along with the results for our other defined benefit plans, are shown above in the “actual return on plan assets” caption. To the extent that investment results relate to TRA, such results are charged directly to these accounts as a component of interest cost.

Plan Amendments

Pension Plan Freezes
Over the past several years, we have amended several of our major defined benefit pension plans to freeze current benefits and eliminate benefits accruals for future service. The freeze of current benefits is the primary driver of the reduction in pension service costs during 2013 and expected reductions in future periods. In certain plans we are required to continue to consider salary increases in determining the benefit obligation related to prior service. The following is a discussion of these amendments and their impact on our primary defined benefit pension plans.

Xerox 2013 Annual Report 102

In 2011, we amended all our primary U.S. defined benefit plans for salaried employees. Our primary qualified plans had previously been amended to freeze the final pay formulas within the plans as of December 31, 2012, but a cash balance service credit was expected to continue post December 31, 2012. The 2011 amendments fully freeze any further benefit and service accrual after December 31, 2012 for all of these plans, including the non-qualified plans. As a result of these plan amendments, in 2011 we recognized a pre-tax curtailment gain of $107 ($66 after-tax). The gain represents the recognition of deferred gains from other prior year amendments (“Prior service credits”) as a result of the discontinuation of any future benefit or service accrual period. This amendment resulted in a change in the amortization period as of January 1, 2013 for actuarial gains and losses from the average remaining service period of participants (approximately ten years) to the average remaining life expectancy of all participants (approximately thirty-three years) as a result of all participants being considered inactive as of the effective date of the freeze.

As of December 31, 2012, the aggregate accumulated actuarial losses for our primary U.S. Defined Benefit Plans for salaried employees amounted to $1.1 billion. This change reduced our 2013 pension expense by approximately $45. This reduction was partially offset by an increased contribution to the U.S. defined contribution plan as all employees have been transferred to that plan following the freeze.

In 2011, the Canadian Salary Pension Plan was amended to close the plan to future service accrual effective January 1, 2014. Benefits earned up to January 1, 2014 will not be affected and participants will continue to receive the benefit of future salary increases to the extent applicable; therefore, the amendment did not result in a material change to the projected benefit obligation at the re-measurement date of December 31, 2011.

In 2009, the U.K. Final Salary Pension Plan was amended to close the plan to future service accrual effective January 1, 2014. Benefits earned up to January 1, 2014 will not be affected and participants will continue to receive the benefit of future salary and inflation increases to the extent applicable; therefore, the amendment does not result in a material change to the projected benefit obligation at the re-measurement date of December 31, 2009.

Plan Assets

Current Allocation
As of the 2013 and 2012 measurement dates, the global pension plan assets were $8.7 billion and $9.0 billion, respectively. These assets were invested among several asset classes.

Xerox 2013 Annual Report 103

The following tables presents the defined benefit plans assets measured at fair value and the basis for that measurement:

	December 31, 2013
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Cash and cash equivalents	$48	$—	$—	$48	1%	$688	$—	$—	$688	12%
Equity Securities:
U.S. large cap	319	13	—	332	12%	220	55	—	275	5%
U.S. mid cap	71	—	—	71	2%	13	—	—	13	—%
U.S. small cap	48	46	—	94	3%	40	—	—	40	1%
International developed	182	123	—	305	11%	1,314	212	—	1,526	26%
Emerging markets	171	69	—	240	8%	262	76	—	338	6%
Global equity	2	7	—	9	—%	5	—	—	5	—%
Total Equity Securities	793	258	—	1,051	36%	1,854	343	—	2,197	38%
Fixed Income:
U.S. treasury securities	—	74	—	74	3%	4	16	—	20	—%
Debt security issued by government agency	—	180	—	180	6%	31	1,189	—	1,220	21%
Corporate Bonds	—	908	—	908	32%	146	660	—	806	14%
Asset backed securities	—	10	—	10	—%	—	1	—	1	—%
Total Debt Securities	—	1,172	—	1,172	41%	181	1,866	—	2,047	35%
Derivatives:
Interest rate contracts	—	(17)	—	(17)	(1)%	—	62	—	62	1%
Foreign exchange contracts	—	(12)	—	(12)	—%	14	30	—	44	1%
Equity contracts	—	—	—	—	—%	—	—	—	—	—%
Other Contracts	—	—	—	—	—%	62	—	—	62	1%
Total Derivatives	—	(29)	—	(29)	(1)%	76	92	—	168	3%
Real estate	40	34	29	103	4%	32	35	269	336	6%
Private equity/Venture capital	—	—	451	451	16%	—	—	212	212	4%
Guaranteed insurance contracts	—	—	—	—	—%	—	—	135	135	2%
Other(1)	10	70	—	80	3%	6	—	—	6	—%
Total Fair Value Of Plans Assets	$891	$1,505	$480	$2,876	100%	$2,837	$2,336	$616	$5,789	100%

_____________________________

(1)	Other Level 1 assets include net non-financial assets of $9 U.S. and $6 Non-U.S., such as due to/from broker, interest receivables and accrued expenses.

Xerox 2013 Annual Report 104

	December 31, 2012
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Cash and cash equivalents	$48	$—	$—	$48	1%	$500	$—	$—	$500	9%
Equity Securities:
U.S. large cap	411	10	—	421	12%	204	50	—	254	5%
Xerox common stock	99	—	—	99	3%	—	—	—	—	—%
U.S. mid cap	79	—	—	79	2%	14	—	—	14	—%
U.S. small cap	67	28	—	95	3%	30	1	—	31	1%
International developed	133	205	—	338	9%	1,107	174	—	1,281	24%
Emerging markets	282	67	—	349	10%	322	76	—	398	7%
Global equity	2	6	—	8	—%	5	12	—	17	—%
Total Equity Securities	1,073	316	—	1,389	39%	1,682	313	—	1,995	37%
Fixed Income:
U.S. treasury securities	—	367	—	367	10%	1	19	—	20	—%
Debt security issued by government agency	—	153	—	153	4%	35	1,253	—	1,288	24%
Corporate bonds	—	1,080	—	1,080	31%	150	753	—	903	17%
Asset backed securities	—	11	—	11	—%	3	31	—	34	1%
Total Debt Securities	—	1,611	—	1,611	45%	189	2,056	—	2,245	42%
Common/Collective trust	—	—	—	—	—%	2	—	—	2	—%
Derivatives:
Interest rate contracts	—	15	—	15	—%	—	74	—	74	1%
Foreign exchange contracts	(2)	—	—	(2)	—%	9	8	—	17	—%
Equity contracts	5	—	—	5	—%	—	—	—	—	—%
Credit contracts	—	(1)	—	(1)	—%	—	—	—	—	—%
Other contracts	—	—	—	—	—%	69	—	—	69	1%
Total Derivatives	3	14	—	17	—%	78	82	—	160	2%
Hedge funds	—	—	—	—	—%	—	—	3	3	—%
Real estate	59	46	58	163	5%	19	35	332	386	7%
Private equity/Venture capital	—	—	300	300	8%	—	—	—	—	—%
Guaranteed insurance contracts	—	—	—	—	—%	—	—	131	131	3%
Other(1)	12	33	—	45	2%	13	(4)	—	9	—%
Total Fair Value Of Plans Assets	$1,195	$2,020	$358	$3,573	100%	$2,483	$2,482	$466	$5,431	100%

_____________________________

(1)	Other Level 1 assets include net non-financial liabilities of $13 U.S. and $5 Non-U.S., such as due to/from broker, interest receivables and accrued expenses.

Xerox 2013 Annual Report 105

The following tables represents a roll-forward of the defined benefit plans assets measured using significant unobservable inputs (Level 3 assets):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	U.S. Defined Benefit Plans Assets			Non-U.S. Defined Benefit Plans Assets
	Real Estate	Private Equity/Venture Capital	Total	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2011	$72	$318	$390	$280	$3	$116	$399
Purchases	1	20	21	13	—	15	28
Sales	(11)	(48)	(59)	(21)	—	(7)	(28)
Net transfers in from Level 2	—	—	—	69	—	—	69
Realized gains (losses)	1	36	37	1	—	4	5
Unrealized gains (losses)	(5)	(26)	(31)	(25)	—	(1)	(26)
Currency translation	—	—	—	15	—	4	19
Balance at December 31, 2012	58	300	358	332	3	131	466
Purchases	1	177	178	64	193	3	260
Sales	(36)	(59)	(95)	(128)	—	(5)	(133)
Net transfers in from Level 1	—	—	—	—	—	(1)	(1)
Net transfers in from Level 2	—	—	—	—	—	—	—
Realized gains (losses)	24	46	70	17	2	4	23
Unrealized gains (losses)	(18)	(13)	(31)	(21)	2	(2)	(21)
Currency translation	—	—	—	5	12	5	22
Balance at December 31, 2013	$29	$451	$480	$269	$212	$135	$616
Valuation Method
Our primary Level 3 assets are Real Estate and Private Equity/Venture Capital investments. The fair value of our real estate investment funds are based on the Net Asset Value (NAV) of our ownership interest in the funds. NAV information is received from the investment advisers and is primarily derived from third-party real estate appraisals for the properties owned. The fair value for our private equity/venture capital partnership investments are based on our share of the estimated fair values of the underlying investments held by these partnerships as reported in their audited financial statements. The valuation techniques and inputs for our Level 3 assets have been consistently applied for all periods presented.
Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments	36%	41%	41%	40%
Fixed income investments	44%	47%	43%	47%
Real estate	5%	9%	5%	9%
Private equity	14%	—%	9%	—%
Other	1%	3%	2%	4%
Total Investment Strategy	100%	100%	100%	100%

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in long-term plan liabilities. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations, and may include Company stock. Other assets such as real estate, private equity, and hedge funds are used to improve portfolio diversification. Derivatives may be used to hedge market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and quarterly investment portfolio reviews.

Xerox 2013 Annual Report 106

Expected Long-term Rate of Return
We employ a “building block” approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term relationships between equities and fixed income are assessed. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established giving consideration to investment diversification and rebalancing. Peer data and historical returns are reviewed periodically to assess reasonableness and appropriateness.
Contributions
In 2013, we made cash contributions of $230 ($27 U.S. and $203 Non-U.S.) and $77 to our defined benefit pension plans and retiree health benefit plans, respectively. 2013 contributions include additional contributions to one of our non-U.S. plans.
In 2014 we expect, based on current actuarial calculations, to make contributions of approximately $250 ($90 U.S. and $160 non-U.S.) to our defined benefit pension plans and approximately $71 to our retiree health benefit plans. The 2014 expected defined benefit plan contributions reflect an increase in required contributions to our U.S. plans as a result of the diminishing benefits from the pension funding legislation enacted in the U.S. in 2012.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2014	$463	$258	$721	$71
2015	374	265	639	73
2016	352	271	623	71
2017	333	281	614	70
2018	290	289	579	69
Years 2019-2022	1,357	1,603	2,960	317
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.8%	4.2%	3.7%	4.0%	4.8%	4.6%
Rate of compensation increase	0.2%	2.7%	0.2%	2.6%	3.5%	2.7%

	Retiree Health
	2013	2012	2011
Discount rate	4.5%	3.6%	4.5%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2014		2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.8%	4.2%	3.7%	4.0%	4.8%	4.6%	5.1%	5.3%
Expected return on plan assets	7.8%	6.1%	7.8%	6.1%	7.8%	6.2%	8.3%	6.6%
Rate of compensation increase	0.2%	2.7%	0.2%	2.6%	3.5%	2.7%	3.5%	2.7%

Xerox 2013 Annual Report 107

	Retiree Health
	2014	2013	2012	2011
Discount rate	4.5%	3.6%	4.5%	4.9%
_____________________________

Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.

Assumed health care cost trend rates were as follows:

	December 31,
	2013	2012
Health care cost trend rate assumed for next year	7.2%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.9%	4.9%
Year that the rate reaches the ultimate trend rate	2023	2017
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost components	$1	$(1)
Effect on post-retirement benefit obligation	32	(29)
Defined Contribution Plans
We have savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals will be transitioned to an enhanced defined contribution plan. For the U.S. plans, employees may contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $96 in 2013, $63 in 2012 and $66 in 2011.
Note 16 - Income and Other Taxes
Income before income taxes (pre-tax income) was as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic income	$948	$876	$914
Foreign income	364	456	621
Income Before Income Taxes	$1,312	$1,332	$1,535

Provisions (benefits) for income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
Federal Income Taxes
Current	$27	$23	$51
Deferred	72	84	134
Foreign Income Taxes
Current	89	119	95
Deferred	35	—	38
State Income Taxes
Current	38	34	28
Deferred	15	12	31
Total Provision	$276	$272	$377

Xerox 2013 Annual Report 108

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Nondeductible expenses	1.4%	2.6%	2.0%
Effect of tax law changes	(0.6)%	0.7%	0.2%
Change in valuation allowance for deferred tax assets	0.2%	(0.7)%	(0.3)%
State taxes, net of federal benefit	2.6%	2.1%	2.4%
Audit and other tax return adjustments	(2.4)%	(4.8)%	(1.0)%
Tax-exempt income, credits and incentives	(3.8)%	(2.6)%	(3.2)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(11.9)%	(12.0)%	(10.6)%
Other	0.5%	0.1%	0.1%
Effective Income Tax Rate	21.0%	20.4%	24.6%
 _____________________________

(1)	The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.

On a consolidated basis, we paid a total of $155, $137 and $94 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2013, respectively.

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2013	2012	2011
Pre-tax income	$276	$272	$377
Discontinued operations	4	5	9
Common shareholders' equity:
Changes in defined benefit plans	318	(233)	(277)
Stock option and incentive plans, net	(13)	(5)	1
Cash flow hedges	—	(24)	3
Translation adjustments	(9)	(9)	2
Total Income Tax Expense (Benefit)	$576	$6	$115
Unrecognized Tax Benefits and Audit Resolutions
We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Each period we assess uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more likely than not recognition threshold. Where we have determined that our tax return filing position does not satisfy the more likely than not recognition threshold, we have recorded no tax benefits.
We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2013, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Xerox 2013 Annual Report 109

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance at January 1	$201	$225	$186
Additions related to current year	60	28	43
Additions related to prior years positions	39	5	38
Reductions related to prior years positions	(19)	(36)	(17)
Settlements with taxing authorities(1)	—	(13)	(14)
Reductions related to lapse of statute of limitations	(14)	(8)	(8)
Currency	—	—	(3)
Balance at December 31	$267	$201	$225

____________________________

(1)	Majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2013, 2012 and 2011 are $36, $16 and $36, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
We recognized interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements within income tax expense. We had $20, $20 and $28 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2013, 2012 and 2011, respectively.

In the U.S., with the exception of ACS, we are no longer subject to U.S. federal income tax examinations for years before 2007. ACS is no longer subject to such examinations for years before 2005. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2000.

Deferred Income Taxes

We have not provided deferred taxes on approximately $8.0 billion of undistributed earnings of foreign subsidiaries and other foreign investments carried at equity at December 31, 2013, as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. We do not believe it is practical to calculate the potential deferred tax impact, as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits as well as any additional local withholding tax and other indirect tax consequences that may arise from the distribution of these earnings. In addition, because such earnings have been indefinitely reinvested in our foreign operations, repatriation would require liquidation of those investments or a recapitalization of our foreign subsidiaries, the impacts and effects of which are not readily determinable.

Xerox 2013 Annual Report 110

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2013	2012
Deferred Tax Assets
Research and development	$647	$793
Post-retirement medical benefits	310	359
Anticipated foreign repatriations	—	264
Net operating losses	597	630
Operating reserves and accruals	374	403
Tax credit carryforwards	694	177
Deferred compensation	268	312
Pension	431	696
Other	87	195
Subtotal	3,408	3,829
Valuation allowance	(614)	(654)
Total	$2,794	$3,175

Deferred Tax Liabilities
Unearned income and installment sales	$959	$947
Intangibles and goodwill	1,253	1,252
Anticipated foreign repatriations	55	—
Other	53	48
Total	$2,320	$2,247

Total Deferred Taxes, Net	$474	$928
The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. Current deferred tax assets at December 31, 2013 and 2012 amounted to $209 and $273, respectively.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was a decrease of $40 and $23, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

Although realization is not assured, we have concluded that it is more-likely-than-not that the deferred tax assets, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on the available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future income or income tax rates are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

At December 31, 2013, we had tax credit carryforwards of $694 available to offset future income taxes, of which $94 are available to carryforward indefinitely while the remaining $600 will expire 2014 through 2033 if not utilized. We also had net operating loss carryforwards for income tax purposes of $1.1 billion that will expire 2014 through 2033, if not utilized, and $2.4 billion available to offset future taxable income indefinitely.

Xerox 2013 Annual Report 111

Note 17 – Contingencies and Litigation
As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2013, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of December 31, 2013, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of related interest, amounted to approximately $933 with the decrease from December 31, 2012 balance of approximately $1,010, primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $933, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2013 we had $167 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $8 and additional letters of credit of approximately $236, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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

Xerox 2013 Annual Report 112

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
Guarantees, Indemnifications and Warranty Liabilities
Indemnifications Provided as Part of Contracts and Agreements
We are a party to the following types of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters:

•
Contracts that we entered into for the sale or purchase of businesses or real estate assets, under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants, including obligations to pay rent. Typically, these relate to such matters as adequate title to assets sold, intellectual property rights, specified environmental matters and certain income taxes arising prior to the date of acquisition.

•	Guarantees on behalf of our subsidiaries with respect to real estate leases. These lease guarantees may remain in effect subsequent to the sale of the subsidiary.

•
Agreements to indemnify various service providers, trustees and bank agents from any third-party claims related to their performance on our behalf, with the exception of claims that result from third-party's own willful misconduct or gross negligence.

•
Guarantees of our performance in certain sales and services contracts to our customers and indirectly the performance of third parties with whom we have subcontracted for their services. This includes indemnifications to customers for losses that may be sustained as a result of the use of our equipment at a customer's location.

Xerox 2013 Annual Report 113

In each of these circumstances, our payment is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract and such procedures also typically allow us to challenge the other party's claims. In the case of lease guarantees, we may contest the liabilities asserted under the lease. Further, our obligations under these agreements and guarantees may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments we made.
Patent Indemnifications
In most sales transactions to resellers of our products, we indemnify against possible claims of patent infringement caused by our products or solutions. In addition, we indemnify certain software providers against claims that may arise as a result of our use or our subsidiaries', customers' or resellers' use of their software in our products and solutions. These indemnities usually do not include limits on the claims, provided the claim is made pursuant to the procedures required in the sales contract.
Indemnification of Officers and Directors
Our corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify Xerox Corporation's officers and directors against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to Xerox Corporation and our subsidiaries. Although the by-laws provide no limit on the amount of indemnification, we may have recourse against our insurance carriers for certain payments made by us. However, certain indemnification payments (such as those related to "clawback" provisions in certain compensation arrangements) may not be covered under our directors' and officers' insurance coverage. We also indemnify certain fiduciaries of our employee benefit plans for liabilities incurred in their service as fiduciary whether or not they are officers of the Company. Finally, in connection with our acquisition of businesses, we may become contractually obligated to indemnify certain former and current directors, officers and employees of those businesses in accordance with pre-acquisition by-laws and/or indemnification agreements and/or applicable state law.
Product Warranty Liabilities
In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life of the equipment under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our entry level products, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. Aggregate product warranty liability expenses for the three years ended December 31, 2013 were $28, $29 and $30, respectively. Total product warranty liabilities as of December 31, 2013 and 2012 were $14 and $14, respectively.
Other Contingencies
We have issued or provided the following guarantees as of December 31, 2013:

•
$457 for letters of credit issued to i) guarantee our performance under certain services contracts; ii) support certain insurance programs; and iii) support our obligations related to the Brazil tax and labor contingencies.

•
$736 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

Xerox 2013 Annual Report 114

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

We have service arrangements where we service third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third-party. At December 31, 2013, we serviced a FFEL portfolio of approximately 3.2 million loans with an outstanding principal balance of approximately $45.8 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2013, other current liabilities include reserves which we believe to be adequate. At December 31, 2013, other current liabilities include reserves of approximately $3 for losses on defaulted loans purchased.

Note 18 - Preferred Stock

Series A Convertible Preferred Stock
We have issued 300,000 shares of Series A convertible perpetual preferred stock with an aggregate liquidation preference of $300 and an initial fair value of $349. The convertible preferred stock pays quarterly cash dividends at a rate of 8% per year ($24 per year). Each share of convertible preferred stock is convertible at any time, at the option of the holder, into 89.8876 shares of common stock for a total of 26,966 thousand shares (reflecting an initial conversion price of approximately $11.125 per share of common stock), subject to customary anti-dilution adjustments.

On or after February 5, 2015, if the closing price of our common stock exceeds 130% of the then applicable conversion price (currently $11.125 per share of common stock) for 20 out of 30 trading days, we have the right to cause any or all of the convertible preferred stock to be converted into shares of common stock at the then applicable conversion rate. The convertible preferred stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Xerox's common stock, the holder of convertible preferred stock has the right to require us to redeem any or all of the convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends to, but not including the redemption date. The convertible preferred stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.

Note 19 – Shareholders’ Equity

Preferred Stock
As of December 31, 2013, we had one class of preferred stock outstanding. See Note 18 - Preferred Stock for further information. We are authorized to issue approximately 22 million shares of cumulative preferred stock, $1.00 par value per share.
Common Stock
We have 1.75 billion authorized shares of common stock, $1.00 par value per share. At December 31, 2013, 127 million shares were reserved for issuance under our incentive compensation plans, 48 million shares were reserved for debt to equity exchanges, 27 million shares were reserved for conversion of the Series A convertible preferred stock and 1 million shares were reserved for the conversion of convertible debt.

Xerox 2013 Annual Report 115

Treasury Stock
We account for the repurchased common stock under the cost method and include such treasury stock as a component of our common shareholder's equity. Retirement of treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.
The following provides cumulative information relating to our share repurchase programs from their inception in October 2005 through December 31, 2013 (shares in thousands):

Authorized share repurchase programs	$6,500
Share repurchase cost	$5,386
Share repurchase fees	$9
Number of shares repurchased	493,492
In 2013, the Board of Directors authorized an additional $0.5 billion in share repurchase bringing the total cumulative authorization to $6.5 billion. As of December 31, 2013, approximately $1.1 billion of that authority remained available.

The following table reflects the changes in Common and Treasury stock shares (shares in thousands):

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2010	1,397,578	—
Stock based compensation plans, net	11,027	—
Contributions to U.S. pension plan(1)	16,645	—
Acquisition of Treasury stock	—	87,943
Cancellation of Treasury stock	(72,435)	(72,435)
Other	34	—
Balance at December 31, 2011	1,352,849	15,508
Stock based compensation plans, net	17,343	—
Contributions to U.S. pension plan(1)	15,366	—
Acquisition of Treasury stock	—	146,278
Cancellation of Treasury stock	(146,862)	(146,862)
Balance at December 31, 2012	1,238,696	14,924
Stock based compensation plans, net	28,731	—
Acquisition of Treasury stock	—	65,179
Cancellation of Treasury stock	(58,102)	(58,102)
Conversion of 2014 9% Notes	996	—
Balance at December 31, 2013	1,210,321	22,001
_____________________________

(1)	Refer to Note 15 - Employee Benefits Plans for additional information.
Stock-Based Compensation
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance shares (PSs) and non-qualified stock options. We grant stock-based awards in order to continue to attract and retain employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of our common stock. At December 31, 2013 and 2012, 59 million and 50 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense, pre-tax	$90	$125	$123
Income tax benefit recognized in earnings	34	48	47

Xerox 2013 Annual Report 116

Restricted Stock Units: Compensation expense is based upon the grant date market price. The compensation expense is recorded over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest.
Performance Shares: We grant officers and selected executives PSs that vest contingent upon meeting pre-determined Revenue, Earnings per Share (EPS) and Cash Flow from Operations targets. These shares entitle the holder to one share of common stock, payable after a three-year period and the attainment of the stated goals. If the annual actual results for Revenue exceed the stated targets and if the cumulative three-year actual results for EPS and Cash Flow from Operations exceed the stated targets, then the plan participants have the potential to earn additional shares of common stock. This overachievement cannot exceed 50% of the original grant.
The fair value of PSs is based upon the market price of our stock on the date of the grant. Compensation expense is recognized over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest. If the stated targets are not met, any recognized compensation cost would be reversed.
Employee Stock Options: With the exception of the conversion of ACS options in connection with the ACS acquisition in 2010, we have not issued any new stock options associated with our employee long-term incentive plan since 2004. All stock options previously issued under our employee long-term incentive plan are fully exercised, cancelled or expired as of December 31, 2013.
We had 14,199 thousand and 33,693 thousand of ACS options outstanding at December 31, 2013 and 2012, respectively. The ACS options at December 31, 2013 generally expire within the next 3 years. Unvested ACS options at December 31, 2013 will become fully vested by August 2014.

Summary of Stock-based Compensation Activity

	2013		2012		2011
(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units
Outstanding at January 1	30,414	$9.19	33,784	$8.70	32,431	$8.68
Granted	610	9.09	13,033	7.82	8,035	10.66
Vested	(9,992)	8.43	(14,848)	6.89	(5,225)	11.64
Cancelled	(1,953)	8.77	(1,555)	8.97	(1,457)	8.57
Outstanding at December 31	19,079	9.62	30,414	9.19	33,784	8.70

Performance Shares
Outstanding at January 1	14,536	$8.74	9,763	$9.21	7,771	$9.78
Granted	1,839	7.97	5,193	7.87	4,852	10.42
Vested	(6,817)	8.03	—	—	(1,587)	12.84
Cancelled	(1,500)	8.82	(420)	8.96	(1,273)	12.79
Outstanding at December 31	8,058	9.15	14,536	8.74	9,763	9.21

Stock Options
Outstanding at January 1	33,732	$6.86	50,070	$6.98	71,038	$8.00
Granted	—	—	—	—	—	—
Cancelled/expired	(1,298)	6.53	(8,617)	8.58	(14,889)	8.38
Exercised	(18,235)	6.82	(7,721)	5.69	(6,079)	8.21
Outstanding at December 31	14,199	6.95	33,732	6.86	50,070	6.98
Exercisable at December 31	12,164	7.06	28,676	6.95	39,987	7.14
Xerox 2013 Annual Report 117

In 2013, we deferred the annual grant of RSUs and PSs from July 1, 2013 to January 1, 2014. RSUs granted in 2013 represent off-cycle awards while PSs granted in 2013 represent overachievement shares associated with the 2010 PSs grant, which vested in 2013. Commencing in 2014, the annual award cycle will be granted entirely in PSs and on January 1, 2014, we granted 8,395 thousand PSs with a grant date fair value of $12.17 per share.

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2013 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$60	1.3
Performance Shares	20	1.3
Stock Options	4	0.6
Total	$84

The aggregate intrinsic value of outstanding RSUs and PSs awards was as follows:

Awards	December 31, 2013
Restricted Stock Units	$232
Performance Shares	98

Information related to stock options outstanding and exercisable at December 31, 2013 was as follows:

	Options
	Outstanding	Exercisable
Aggregate intrinsic value	$74	$62
Weighted-average remaining contractual life (years)	3.3	3.0

The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards was as follows:

	December 31, 2013			December 31, 2012			December 31, 2011
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units	$91	$—	$30	$117	$—	$33	$56	$—	$22
Performance Shares	62	—	22	—	—	—	17	—	6
Stock Options	51	124	19	12	44	4	18	44	7

No Performance Shares vested in 2012 since the 2009 primary award grant that normally would have vested in 2012 was replaced with a grant of Restricted Stock Units with a market based condition and therefore were accounted and reported for as part of Restricted Stock Units.

Xerox 2013 Annual Report 118

Note 20 – Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Year Ended December 31,
	2013		2012		2011
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(194)	$(185)	$104	$113	$(103)	$(105)
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges - (losses) gains	(126)	(89)	(50)	(35)	30	22
Changes in cash flow hedges reclassed to earnings(1)	123	86	(37)	(28)	(14)	(9)
Other gains (losses)	3	3	—	—	(1)	(1)
Net Unrealized (Losses) Gains	—	—	(87)	(63)	15	12

Defined Benefit Plans Gains (Losses):
Net actuarial/prior service gains (losses)	729	483	(852)	(578)	(872)	(607)
Prior service amortization(2)	(45)	(29)	(64)	(39)	39	24
Actuarial loss amortization(2)	260	172	190	124	50	36
Curtailment gain - recognition of prior service credit	—	—	—	—	(107)	(66)
Fuji Xerox changes in defined benefit plans, net(3)	23	23	(13)	(13)	(31)	(31)
Other (losses) gains(4)	(17)	(17)	(55)	(55)	8	8
Changes in Defined Benefit Plans Gains (Losses)	950	632	(794)	(561)	(913)	(636)

Other Comprehensive Income (Loss)	756	447	(777)	(511)	(1,001)	(729)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(1)	—	—	(1)	(1)
Other Comprehensive Income (Loss) Attributable to Xerox	$757	$448	$(777)	$(511)	$(1,000)	$(728)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2013	2012	2011
Cumulative translation adjustments	$(1,010)	$(826)	$(939)
Benefit plans net actuarial losses and prior service credits(1)	(1,732)	(2,364)	(1,803)
Other unrealized (losses) gains, net	(37)	(37)	26
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(2,779)	$(3,227)	$(2,716)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2013 Annual Report 119

Note 21 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Year Ended December 31,
	2013	2012	2011
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$1,185	$1,184	$1,274
Accrued dividends on preferred stock	(24)	(24)	(24)
Net Income From Continuing Operations Available to Common Shareholders	$1,161	$1,160	$1,250
Net (loss) income from discontinued operations attributable to Xerox	(26)	11	21
Adjusted Net Income Available to Common Shareholders	$1,135	$1,171	$1,271
Weighted-average common shares outstanding	1,225,486	1,302,053	1,388,096
Basic Earnings (Loss) per Share:
Continuing operations	$0.95	$0.89	$0.90
Discontinued operations	(0.02)	0.01	0.02
Total Basic Earnings per Share	$0.93	$0.90	$0.92

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$1,185	$1,184	$1,274
Accrued dividends on preferred stock	—	(24)	—
Interest on convertible securities, net	1	1	1
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$1,186	$1,161	$1,275
Net (loss) income from discontinued operations attributable to Xerox	(26)	11	21
Adjusted Net Income Available to Common Shareholders	$1,160	$1,172	$1,296
Weighted-average common shares outstanding	1,225,486	1,302,053	1,388,096
Common shares issuable with respect to:
Stock options	5,401	4,335	9,727
Restricted stock and performance shares	13,931	20,804	16,993
Convertible preferred stock	26,966	—	26,966
Convertible securities	1,743	1,992	1,992
Adjusted Weighted Average Common Shares Outstanding	1,273,527	1,329,184	1,443,774

Diluted Earnings (Loss) per Share:
Continuing operations	$0.93	$0.87	$0.88
Discontinued operations	(0.02)	0.01	0.02
Total Diluted Earnings per Share	$0.91	$0.88	$0.90

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (shares in thousands):
Stock options	8,798	29,397	40,343
Restricted stock and performance shares	12,411	23,430	26,018
Convertible preferred stock	—	26,966	—
Total Anti-Dilutive Securities	21,209	79,793	66,361

Dividends per Common Share	$0.23	$0.17	$0.17

Note 22 – Subsequent Event
In January 2014, we acquired Invoco Holding GmbH (Invoco), a German company, for approximately $59 (€42) in cash. The acquisition of Invoco expands our European customer care services and provides our global customers immediate access to German-language customer care services and provides Invoco’s existing customers access to our broad business process outsourcing capabilities. We are in the process of determining the purchase price allocation for this acquisition.

Xerox 2013 Annual Report 120

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per-share data)	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Revenues	$5,202	$5,402	$5,262	$5,569	$21,435
Costs and Expenses	4,902	5,070	4,927	5,224	20,123
Income before Income Taxes and Equity Income	300	332	335	345	1,312
Income tax expense	50	68	85	73	276
Equity in net income of unconsolidated affiliates	47	36	43	43	169
Income from Continuing Operations	$297	$300	$293	$315	$1,205
Income (loss) from discontinued operations, net of tax	3	(23)	(2)	(4)	(26)
Net Income	$300	$277	$291	$311	$1,179
Less: Net income - noncontrolling interests	4	6	5	5	20
Net Income Attributable to Xerox	$296	$271	$286	$306	$1,159

Basic Earnings per Share:
Continuing operations	$0.23	$0.24	$0.23	$0.25	$0.95
Discontinued operations	—	(0.02)	—	—	(0.02)
Total Basic Earnings per Share	$0.23	$0.22	$0.23	$0.25	$0.93

Diluted Earnings per Share(2):
Continuing operations	$0.23	$0.23	$0.22	$0.25	$0.93
Discontinued operations	—	(0.02)	—	(0.01)	(0.02)
Total Diluted Earnings per Share	$0.23	$0.21	$0.22	$0.24	$0.91

2012(1)
Revenues	$5,331	$5,368	$5,275	$5,763	$21,737
Costs and Expenses	5,026	5,021	4,961	5,397	20,405
Income before Income Taxes and Equity Income	305	347	314	366	1,332
Income tax expense	75	64	62	71	272
Equity in net income of unconsolidated affiliates	40	31	34	47	152
Income from Continuing Operations	270	314	286	342	1,212
Income from discontinued operations, net of tax	6	2	2	1	11
Net Income	276	316	288	343	1,223
Less: Net income - noncontrolling interests	7	7	6	8	28
Net Income Attributable to Xerox	$269	$309	$282	$335	$1,195

Basic Earnings per Share(2)::
Continuing operations	$0.19	$0.23	$0.21	$0.26	$0.89
Discontinued operations	0.01	—	—	—	0.01
Total Basic Earnings per Share:	$0.20	$0.23	$0.21	$0.26	$0.90

Diluted Earnings per Share(2):
Continuing operations	$0.19	$0.22	$0.21	$0.26	$0.87
Discontinued operations	—	—	—	—	0.01
Total Diluted Earnings per Share	$0.19	$0.22	$0.21	$0.26	$0.88

(1)
First quarter 2013 and all periods of 2012 have been restated to reflect the 2013 disposition of our North American (Canada and U.S.) and Western European Paper Businesses as Discontinued Operations. Refer to Note 3 - Acquisitions and Divestitures in our Consolidated Financial Statements for additional information.

(2)
The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Xerox 2013 Annual Report 121

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
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
None.

Xerox 2013 Annual Report 122

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2014 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 20, 2014. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2013.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2014 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2014 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: http://www.xerox.com/investor and then clicking on Corporate Governance. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2014 definitive Proxy Statement and is incorporated here by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions.
Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since

Ursula M. Burns*	55	Chairman of the Board and Chief Executive Officer	2010	1997

Lynn R. Blodgett	59	Executive Vice President; President, Services Business	2012	2010

James A. Firestone	59	Executive Vice President; President, Corporate Strategy & Asian Operations	2008	1998

Kathryn A. Mikells	48	Executive Vice President and Chief Financial Officer	2013	2013

Armando Zagalo de Lima	55	Executive Vice President; President, Technology Business	2012	2000

Don H. Liu	52	Senior Vice President, General Counsel and Secretary	2007	2007

Thomas J. Maddison	50	Senior Vice President, Chief Human Resources Officer	2010	2010

Herve Tessler	50	Senior Vice President, President, Corporate Operations	2014	2010

Joseph H. Mancini, Jr.	55	Vice President and Chief Accounting Officer	2013	2010

Leslie F. Varon	57	Vice President, Finance and Corporate Controller	2010	2001

*	Member of Xerox Board of Directors

Xerox 2013 Annual Report 123

Each officer named above, with the exception of Lynn R. Blodgett and Kathryn A. Mikells, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.
Prior to joining Xerox in 2010 through our acquisition of Affiliated Computer Services, Inc. (ACS), Mr. Blodgett was President and Chief Executive Officer of ACS since 2006. Prior to that he served as Executive Vice President and Chief Operating Officer of ACS from 2005-2006 and before that he served as Executive Vice President and Group President - Commercial Solutions of ACS since July 1999.
Prior to joining Xerox in 2013, Ms. Mikells was with ADT Corporation where she was Chief Financial Officer from April 2012 to 2013. Prior to that she was Chief Financial Officer with Nalco and before that she held various senior leadership roles during her 16 year career with UAL Corporation.
ITEM 11. EXECUTIVE COMPENSATION

The information included under the following captions under “Proposal 1-Election of Directors” in our 2014 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2013”, “Outstanding Equity Awards at 2013 Fiscal Year-End”, “Option Exercises and Stock Vested in 2013”, “Pension Benefits for the 2013 Fiscal Year”, “Nonqualified Deferred Compensation for the 2013 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation, "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2014 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2014 definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2014 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2014 definitive Proxy Statement.

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES

The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2014 definitive Proxy Statement.

Xerox 2013 Annual Report 124

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

▪	Report of Independent Registered Public Accounting Firm including Report on Financial Statement Schedule;

▪	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2013;

▪	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2013;

▪	Consolidated Balance Sheets as of December 31, 2013 and 2012;

▪	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013;

▪	Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2013;

▪	Notes to the Consolidated Financial Statements;

▪	Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2013; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Supplementary Data:
▪Quarterly Results of Operations (unaudited); and
▪Five Years in Review.

(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)
The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2014 Proxy Statement or to our directors are preceded by an asterisk (*).

Xerox 2013 Annual Report 125

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

/s/ URSULA M. BURNS
Ursula M. Burns Chairman of the Board and Chief Executive Officer February 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 21, 2014

Signature	Title
Principal Executive Officer:
/S/ URSULA M. BURNS	Chairman of the Board, Chief Executive Officer and Director
Ursula M. Burns
Principal Financial Officer:
/S/ KATHRYN A. MIKELLS	Executive Vice President and Chief Financial Officer
Kathryn A. Mikells
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.
/S/ GLENN A. BRITT	Director
Glenn A. Britt
/S/ RICHARD J. HARRINGTON	Director
Richard J. Harrington
/S/ WILLIAM CURT HUNTER	Director
William Curt Hunter
/s/ ROBERT J. KEEGAN	Director
Robert J. Keegan
/s/ ROBERT A. McDONALD	Director
Robert A. McDonald
/S/ CHARLES PRINCE	Director
Charles Prince
/S/ ANN N. REESE	Director
Ann N. Reese
/s/ SARA MARTINEZ TUCKER	Director
Sara Martinez Tucker
/S/ MARY AGNES WILDEROTTER	Director
Mary Agnes Wilderotter

Xerox 2013 Annual Report 126

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2013

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2013 Allowance for Losses:
Accounts Receivable	$108	$39	$(2)	$(33)	$112
Finance Receivables	170	81	5	(102)	154
	$278	$120	$3	$(135)	$266

2012 Allowance for Losses:
Accounts Receivable	$102	$44	$3	$(41)	$108
Finance Receivables	201	75	5	(111)	170
	$303	$119	$8	$(152)	$278

2011 Allowance for Losses:
Accounts Receivable	$112	$57	$(1)	$(66)	$102
Finance Receivables	212	100	(2)	(109)	201
	$324	$157	$(3)	$(175)	$303
 __________

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

Xerox 2013 Annual Report 127

INDEX OF EXHIBITS
Document and Location

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of the State of New York on February 21, 2013.
Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
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

Xerox 2013 Annual Report 128

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

10
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2014 Proxy Statement or to our directors are preceded by an asterisk (*).

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
10(b)	[Reserved]
*10(c)(1)	Registrant's 1996 Non-employee Director Stock Option Plan, as amended and restated December 5, 2007 (“1996 NDSOP”).
Incorporated by reference to Exhibit 10(c)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.
*10(c)(2)	Amendment dated December 5, 2007 to 1996 NDSOP.
Incorporated by reference to Exhibit 10(c)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.
*10(d)(1)	Registrant's 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated as of May 21, 2013 (“2004 ECPNED”).
*10(d)(2)	Form of Agreement under 2004 ECPNED.
Incorporated by reference to Exhibit 10(d)(2) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005. See SEC File Number 001-04471.
*10(d)(3)	Form of Grant Summary under 2004 ECPNED.
Incorporated by reference to Exhibit 10(d)(3) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005. See SEC File Number 001-04471.
*10(d)(4)	Form of DSU Deferral under 2004 ECPNED.
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
*10(e)(2)	Amendment dated December 4, 2007 to 2007-2 PIP.
Incorporated by reference to Exhibit 10(e)(20) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.
*10(e)(3)	Amendment No. 1 dated December 17, 2008 to 2007-2 PIP.
Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.
*10(e)(4)	Amendment No. 2 dated February 16, 2009 to 2007-2 PIP.
Incorporated by reference to Exhibit 10(e)(23) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. See SEC File Number 001-04471.

Xerox 2013 Annual Report 129

*10(e)(5)	Registrant's 2004 Performance Incentive Plan, as amended and restated May 20, 2010.
Incorporated by reference to Exhibit 10(e)(24) to Registrant's Current Report on Form 8-K dated May 20, 2010. See SEC File Number 001-04471.
*10(e)(6)	Annual Performance Incentive Plan for 2011
Incorporated by reference to Exhibit 10(e)(16) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(7)	Performance Elements for 2011 Executive Long-Term Incentive Program (“2011 ELTIP”)
Incorporated by reference to Exhibit 10(e)(20) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.
*10(e)(8)	Form of Executive Long-Term Incentive Award under 2011 ELTIP
Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.
*10(e)(9)	Form of Executive Long-Term Incentive Program Award Summary under 2011 ELTIP
Incorporated by reference to Exhibit 10(e)(21) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.
*10(e)(10)	Annual Performance Incentive Plan for 2012.
Incorporated by reference to Exhibit 10(e)(16) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471
*10(e)(11)	Performance Elements for 2012 Executive Long-Term Incentive Program (“2012 ELTIP”).
Incorporated by reference to Exhibit 10(e)(21) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(12)	Form of Executive Long-Term Incentive Award under 2012 ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(13)	Form of Executive Long-Term Incentive Program Award Summary under 2012 ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(23) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(14)	Form of Executive Long-Term Incentive Program Restricted Stock Unit Retention Award Summary under 2012 ELTIP.
Incorporated by reference to Exhibit 10(e)(24) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(15)	Form of Restricted Stock Unit Retention Award under 2012 ELTIP.
Incorporated by reference to Exhibit 10(e)(25) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(16)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of May 24, 2012 ("2012 PIP").
Incorporated by reference to Exhibit 10(e)(26) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. See SEC File Number 001-04471.
*10(e)(17)	Annual Performance Incentive Plan for 2013.
*10(e)(18)	Performance Elements for 2013 Executive Long-Term Incentive Program ("2013 ELTIP").
Incorporated by reference to Exhibit 10(e)(24) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
*10(e)(19)	Form of Executive Long-Term Incentive Award under 2013 ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(25) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
*10(e)(20)	Form of Executive Long-Term Incentive Program Award Summary under 2013 ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(26) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
*10(e)(21)	Form of Executive Long-Term Incentive Program Restricted Stock Unit Retention Award Summary under 2013 ELTIP.

Xerox 2013 Annual Report 130

Incorporated by reference to Exhibit 10(e)(24) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(22)	Form of Restricted Stock Unit Retention Award under 2013 ELTIP.
Incorporated by reference to Exhibit 10(e)(25) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(23)	Amendment No. 1 dated as of December 11, 2013 to 2012 PIP.
*10(e)(24)	Annual Performance Incentive Plan for 2014.
*10(e)(25)	Performance Elements for 2014 Executive Long-Term Incentive Plan.
*10(e)(26)	Form of Award Agreement under 2012 PIP (Performance Shares).
*10(e)(27)	Form of Award Summary under 2012 PIP (Performance Shares).
*10(e)(28)	Form of Award Agreement under 2012 PIP (Retention Restricted Stock Units).
*10(e)(29)	Form of Award Summary under 2012 PIP (Retention Restricted Stock Units).
*10(f)	[Reserved]
*10(g)(1)	2004 Restatement of Registrant's Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2007 USERP”).
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
*10(g)(5)	Amendment No. 3 dated December 7, 2011 to Registrant's 2007 USERP.
Incorporated by reference to Exhibit 10(g)(5) to Registrant's Current Report on Form 8-K dated December 7, 2011. See SEC File Number 001-04471.
*10(h)	1996 Amendment and Restatement of Registrant's Restricted Stock Plan for Directors, as amended through February 4, 2002.
Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. See SEC File Number 001-04471.
10(i)	[Reserved]
*10(j)(1)	Registrant's Universal Life Plan as amended and restated as of August 26, 2013.
Incorporated by reference to Exhibit 10(j)(1) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013. See SEC File Number 001-00471.
*10(j)(2)	Participant Agreement for Registrant's Universal Life Plan.
Incorporated by reference to Exhibit 10(j)(2) to Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013. See SEC File Number 001-00471.
*10(k)(1)	Registrant's Deferred Compensation Plan for Directors, as amended and restated December 5, 2007 (“DCPD”).
Incorporated by reference to Exhibit 10(k)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.
*10(k)(2)	Amendment dated December 5, 2007 to DCPD.
Incorporated by reference to Exhibit 10(k)(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.
*10(k)(3)	Amendment No. 2 dated May 17, 2010 to DCPD.
Incorporated by reference to Exhibit 10(k)(3) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. See SEC File Number 001-04471.
*10(l)	Registrant's Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.

Xerox 2013 Annual Report 131

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
*10(q)	Senior Executive Agreement dated September 27, 2009 among ACS, Registrant and Lynn Blodgett.
Incorporated by reference to Exhibit 10.2 to ACS's Current Report on Form 8-K dated September 27, 2009. See SEC File Number 001-12665.
*10(r)(1)	Affiliated Computer Services, Inc. (“ACS”) 1997 Stock Incentive Plan (“ACS 1997 SIP”)
Incorporated by reference to Appendix D to ACS's Joint Proxy Statement on Schedule 14A, filed November 14, 1997. See SEC File Number 001-12665.
*10(r)(2)	Amendment No. 1 dated October 28, 2004 to ACS 1997 SIP.
Incorporated by reference to Exhibit 4.6 to ACS's Registration Statement on Form S-8, filed December 6, 2005. See SEC File Number 001-12665.
*10(s)	ACS Amended and Restated 2007 Equity Incentive Plan.
Incorporated by reference to Exhibit 10.1 to ACS's Current Report on Form 8-K filed August 21, 2009. See SEC File Number 001-12665.
*10(t)	ACS Senior Executive Annual Incentive Plan.
Incorporated by reference to Exhibit A to ACS's Proxy Statement on Schedule 14A, filed April 14, 2009. See SEC File Number 001-12665.
*10(u)	ACS 401(k) Supplemental Plan, effective as of July 1, 2000, as amended.
Incorporated by reference to Exhibit 10.15 to ACS's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. See SEC File Number 001-12665.
*10(v)	Letter Agreement dated March 25, 2013 between Registrant and Kathryn A. Mikells, Executive Vice President and Chief Financial Officer of Registrant.
Incorporated by reference to Exhibit 10(f) to Registrant's Current Report on Form 8-K dated March 26, 2013. See SEC File Number 001-04471.
*10(w)	Master Plan Amendment dated May 2, 2011 to Registrant-Sponsored Benefit Plans.
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

Xerox 2013 Annual Report 132

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

Xerox 2013 Annual Report 133