Form 10-Q
period 2014-03-31
XEROX CORP
filed 2014-05-01
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at March 31, 2014
Common Stock, $1 par value	1,167,321,219 shares

Xerox 2014 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; development of new products and services; our ability to protect our intellectual property rights; our ability to expand equipment placements; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; service interruptions; interest rates, cost of borrowing and access to credit markets; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2014 Form 10-Q

XEROX CORPORATION
FORM 10-Q
MARCH 31, 2014

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2014 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2014	2013
Revenues
Sales	$1,272	$1,293
Outsourcing, maintenance and rentals	3,749	3,792
Financing	100	117
Total Revenues	5,121	5,202
Costs and Expenses
Cost of sales	790	815
Cost of outsourcing, maintenance and rentals	2,748	2,758
Cost of financing	36	43
Research, development and engineering expenses	144	154
Selling, administrative and general expenses	961	1,040
Restructuring and asset impairment charges	27	(8)
Amortization of intangible assets	84	83
Other expenses, net	40	17
Total Costs and Expenses	4,830	4,902
Income before Income Taxes and Equity Income	291	300
Income tax expense	49	50
Equity in net income of unconsolidated affiliates	42	47
Income from Continuing Operations	284	297
Income from discontinued operations, net of tax	2	3
Net Income	286	300
Less: Net income attributable to noncontrolling interests	5	4
Net Income Attributable to Xerox	$281	$296

Amounts Attributable to Xerox:
Net income from continuing operations	$279	$293
Net income from discontinued operations	2	3
Net Income Attributable to Xerox	$281	$296

Basic Earnings per Share:
Continuing operations	$0.23	$0.23
Discontinued operations	—	—
Total Basic Earnings per Share	$0.23	$0.23
Diluted Earnings per Share:
Continuing operations	$0.23	$0.23
Discontinued operations	—	—
Total Diluted Earnings per Share	$0.23	$0.23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2014 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2014	2013
Net income	$286	$300
Less: Net income attributable to noncontrolling interests	5	4
Net Income Attributable to Xerox	281	296

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	(1)	(363)
Unrealized gains (losses), net	26	(8)
Changes in defined benefit plans, net	(84)	103
Other Comprehensive Loss, Net Attributable to Xerox	(59)	(268)

Comprehensive Income, Net	227	32
Less: Comprehensive income, net attributable to noncontrolling interests	5	4
Comprehensive Income, Net Attributable to Xerox	$222	$28

(1) Refer to Note 16 - Other Comprehensive Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2014 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,567	$1,764
Accounts receivable, net	3,032	2,929
Billed portion of finance receivables, net	134	113
Finance receivables, net	1,501	1,500
Inventories	1,044	998
Other current assets	1,184	1,207
Total current assets	8,462	8,511
Finance receivables due after one year, net	2,844	2,917
Equipment on operating leases, net	541	559
Land, buildings and equipment, net	1,438	1,466
Investments in affiliates, at equity	1,384	1,285
Intangible assets, net	2,436	2,503
Goodwill	9,243	9,205
Other long-term assets	2,520	2,590
Total Assets	$28,868	$29,036
Liabilities and Equity
Short-term debt and current portion of long-term debt	$2,109	$1,117
Accounts payable	1,568	1,626
Accrued compensation and benefits costs	803	734
Unearned income	517	496
Other current liabilities	1,603	1,713
Total current liabilities	6,600	5,686
Long-term debt	5,896	6,904
Pension and other benefit liabilities	2,310	2,136
Post-retirement medical benefits	766	785
Other long-term liabilities	611	757
Total Liabilities	16,183	16,268
Series A Convertible Preferred Stock	349	349
Common stock	1,186	1,210
Additional paid-in capital	5,040	5,282
Treasury stock, at cost	(204)	(252)
Retained earnings	9,039	8,839
Accumulated other comprehensive loss	(2,838)	(2,779)
Xerox shareholders’ equity	12,223	12,300
Noncontrolling interests	113	119
Total Equity	12,336	12,419
Total Liabilities and Equity	$28,868	$29,036
Shares of common stock issued	1,186,278	1,210,321
Treasury stock	(18,957)	(22,001)
Shares of common stock outstanding	1,167,321	1,188,320

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2014 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2014	2013
Cash Flows from Operating Activities:
Net income	$286	$300
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	345	329
Provision for receivables	16	26
Provision for inventory	10	9
Net gain on sales of businesses and assets	(30)	—
Undistributed equity in net income of unconsolidated affiliates	(42)	(47)
Stock-based compensation	26	31
Restructuring and asset impairment charges	27	(8)
Payments for restructurings	(36)	(38)
Contributions to defined benefit pension plans	(37)	(45)
Increase in accounts receivable and billed portion of finance receivables	(239)	(363)
Collections of deferred proceeds from sales of receivables	120	115
Increase in inventories	(60)	(107)
Increase in equipment on operating leases	(57)	(59)
Decrease in finance receivables	36	96
Collections on beneficial interest from sales of finance receivables	21	2
Increase in other current and long-term assets	(94)	(101)
Increase (decrease) in accounts payable and accrued compensation	8	(94)
Decrease in other current and long-term liabilities	(26)	(66)
Net change in income tax assets and liabilities	29	17
Net change in derivative assets and liabilities	(1)	(47)
Other operating, net	(16)	(37)
Net cash provided by (used in) operating activities	286	(87)
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(84)	(85)
Proceeds from sales of land, buildings and equipment	33	3
Cost of additions to internal use software	(19)	(22)
Acquisitions, net of cash acquired	(54)	(53)
Other investing, net	4	4
Net cash used in investing activities	(120)	(153)
Cash Flows from Financing Activities:
Net proceeds on debt	4	57
Common stock dividends	(68)	(52)
Preferred stock dividends	(6)	(6)
Proceeds from issuances of common stock	20	22
Excess tax benefits from stock-based compensation	3	1
Payments to acquire treasury stock, including fees	(275)	(10)
Repurchases related to stock-based compensation	(1)	(10)
Distributions to noncontrolling interests	(16)	(3)
Other financing	(10)	—
Net cash used in financing activities	(349)	(1)
Effect of exchange rate changes on cash and cash equivalents	(14)	(12)
Decrease in cash and cash equivalents	(197)	(253)
Cash and cash equivalents at beginning of period	1,764	1,246
Cash and Cash Equivalents at End of Period	$1,567	$993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2014 Form 10-Q

XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2013 Annual Report on Form 10-K (2013 Annual Report), and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2013 Annual Report.
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

Note 2 – Recent Accounting Pronouncements
Except for the Accounting Standard Updates (ASU's) discussed below, the new ASU's issued by the FASB during the last year did not have any significant impact on the Company.
Cumulative Translation Adjustments: In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update was effective prospectively for our fiscal year beginning January 1, 2014, and did not have nor is it expected to have a material impact on our financial condition, results of operations or cash flows.
Income Taxes: In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward, exists. This update was effective prospectively for our fiscal year beginning January 1, 2014. Upon adoption of this standard, we reclassified approximately $180 of liabilities for unrecognized tax benefits against deferred tax assets.
Service Concession Arrangements: In January 2014, the FASB issued ASU 2014-05, Service Concession Arrangements (Topic 853). This update specifies that an entity should not account for a service concession arrangement within the scope of this update as a lease in accordance with Topic 840, Leases. The update does not provide specific accounting guidance for various aspects of service concession arrangements but rather indicates that an entity should refer to other Topics as applicable to account for various aspects of a service concession arrangement. The update is effective for our fiscal year beginning January 1, 2015. The adoption of this standard is not expected to have a material effect on our financial condition, results of operation or cash flows.
Discontinued Operations: In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business or a major equity method investment.

Xerox 2014 Form 10-Q

Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update is effective prospectively for our fiscal year beginning January 1, 2015 and early adoption is permitted. The standard primarily involves presentation and disclosure and therefore is not expected to have a material impact on our financial condition, results of operations or cash flows.
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

The segment classified as Other includes several units, none of which meet the thresholds for separate segment reporting. This group includes paper sales in our developing market countries, Wide Format Systems, licensing revenues, Global Imaging Systems network integration solutions and electronic presentation systems, non-allocated corporate items including non-financing interest, and other items included in Other expenses, net.

Xerox 2014 Form 10-Q

Operating segment revenues and profitability were as follows:

	Three Months Ended March 31,
	Segment Revenue	Segment Profit(Loss)
2014
Services	$2,923	$251
Document Technology	2,045	250
Other	153	(51)
Total	$5,121	$450
2013
Services	$2,920	$273
Document Technology	2,135	187
Other	147	(70)
Total	$5,202	$390

	Three Months Ended March 31,
Reconciliation to Pre-tax Income	2014	2013
Segment Profit	$450	$390
Reconciling items:
Restructuring and related costs(1)	(30)	8
Restructuring charges of Fuji Xerox	(3)	(4)
Amortization of intangible assets	(84)	(83)
Litigation matters (Q1 2013 only)	—	37
Equity in net income of unconsolidated affiliates	(42)	(47)
Other	—	(1)
Pre-tax Income	$291	$300
__________________________

(1)
First quarter 2014 includes Restructuring and asset impairment charges of $27 and Business transformation costs of $3. Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives.

Note 4 – Acquisitions

In January 2014, we acquired Invoco Holding GmbH (Invoco), a German company, for approximately $54 (€40 million) in cash. The acquisition of Invoco expands our European customer care services and provides our global customers immediate access to German-language customer care services and provides Invoco's existing customers access to our broad business process outsourcing capabilities. Invoco is included in our Services segment.

The operating results of this acquisition are not material to our financial statements and are included within our results from the acquisition date. The purchase price was allocated primarily to intangible assets and goodwill based on third-party valuations and management’s estimates.

Note 5 – Divestitures

In 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American and European Paper businesses. As a result of these transactions, we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations in 2013. We recorded a net pre-tax loss on disposal of $25 in 2013 for the disposition of these businesses - $23 in third quarter 2013 and $2 in the fourth quarter 2013. In the first quarter 2014, we recorded net income of $2 in Discontinued Operation primarily representing adjustments of amounts previously recorded due to changes in estimates.

Xerox 2014 Form 10-Q

The components of Discontinued Operations for the periods presented are as follows:

	Three Months Ended March 31,
	2014	2013
Revenues	$—	$154
Income from operations	$—	$5
Gain on disposal	2	—
Net Income Before Income Taxes	2	5
Income tax expense	—	(2)
Income From Discontinued Operations, Net of Tax	$2	$3

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2014	December 31, 2013
Amounts billed or billable	$2,772	$2,651
Unbilled amounts	364	390
Allowance for doubtful accounts	(104)	(112)
Accounts Receivable, Net	$3,032	$2,929

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at March 31, 2014 and December 31, 2013 were approximately $1,049 and $1,054, respectively.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. We have facilities in the U.S., Canada and several countries in Europe that enable us to sell certain accounts receivable without recourse to third-parties. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days.
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $125 and $121 at March 31, 2014 and December 31, 2013, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.

Xerox 2014 Form 10-Q

Of the accounts receivable sold and derecognized from our balance sheet, $736 and $723 remained uncollected as of March 31, 2014 and December 31, 2013, respectively. Accounts receivable sales were as follows:

	Three Months Ended March 31,
	2014	2013
Accounts receivable sales	$822	$854
Deferred proceeds	124	115
Loss on sales of accounts receivable	4	4
Estimated increase to operating cash flows(1)	11	16
__________________________

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.
Note 7 - Finance Receivables, Net
Sale of Finance Receivables
In the third and fourth quarters of 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. The transfers met the requirements for derecognition according to ASC Topic 860, Transfers and Servicing and therefore were accounted for as sales with derecognition of the associated lease receivables. There were no finance receivable transfers in the three months ending March 31, 2014 and 2013. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables. The following is a summary of our prior sales activity:

	Year Ended December 31,
(in millions)	2013	2012
Net carrying value (NCV) sold	$676	$682
Allowance included in NCV	17	18
Cash proceeds received	635	630
Beneficial interests received	86	101
Pre-tax gain on sales	40	44
Net fees and expenses	5	5
The principal value of the finance receivables derecognized from our balance sheet was $874 and $1,006 at March 31, 2014 and December 31, 2013, respectively (sale value of approximately $952 and $1,098, respectively).

Summary

The lease portfolios transferred and sold were all from our Document Technology segment and the gains on these sales were reported in Financing revenues within the Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests which were $130 and $150 at March 31, 2014 and December 31, 2013, respectively, and are included in Other current assets and Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Beneficial interests of $108 and $124 at March 31, 2014 and December 31, 2013, respectively, are held by bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.

Xerox 2014 Form 10-Q

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended March 31,
(in millions)	2014	2013
Net cash received for sales of finance receivables	$—	$—
Impact from prior sales of finance receivables(1)	(149)	(91)
Collections on beneficial interest	26	2
Estimated Decrease to Operating Cash Flows	$(123)	$(89)
____________________________

(1)	Represents cash that would have been collected if we had not sold finance receivables.
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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2013	$45	$22	$81	$6	$154
Provision	3	2	7	3	15
Charge-offs	(1)	(4)	(5)	(2)	(12)
Recoveries and other(1)	1	—	—	—	1
Balance at March 31, 2014	$48	$20	$83	$7	$158
Finance receivables as of March 31, 2014 collectively evaluated for impairment(2)	$1,676	$402	$2,242	$316	$4,636

Balance at December 31, 2012	$50	$31	$85	$4	$170
Provision	2	2	9	—	13
Charge-offs	(2)	(4)	(15)	—	(21)
Recoveries and other(1)	1	—	(3)	—	(2)
Balance at March 31, 2013	$51	$29	$76	$4	$160
Finance receivables as of March 31, 2013 collectively evaluated for impairment(2)	$1,991	$756	$2,304	$211	$5,262
 __________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $1 and $2, and the allowance for credit losses of $158 and $160 at March 31, 2014 and 2013, respectively.

(3)	Includes developing market countries and smaller units.
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

Xerox 2014 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	March 31, 2014				December 31, 2013
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$191	$112	$46	$349	$189	$102	$34	$325
Government and education	632	8	4	644	656	12	3	671
Graphic arts	138	70	102	310	142	59	108	309
Industrial	93	30	16	139	92	28	15	135
Healthcare	73	24	20	117	74	25	16	115
Other	58	29	30	117	55	27	29	111
Total United States	1,185	273	218	1,676	1,208	253	205	1,666
Finance and other services	45	19	11	75	46	18	11	75
Government and education	87	8	2	97	96	9	1	106
Graphic arts	53	54	41	148	56	52	48	156
Industrial	21	12	4	37	23	12	6	41
Other	31	10	4	45	29	9	5	43
Total Canada(1)	237	103	62	402	250	100	71	421
France	279	304	145	728	282	314	122	718
U.K./Ireland	201	162	39	402	199	171	42	412
Central(2)	260	391	44	695	287	394	43	724
Southern(3)	105	178	47	330	102	187	58	347
Nordics(4)	26	60	1	87	46	42	3	91
Total Europe	871	1,095	276	2,242	916	1,108	268	2,292
Other	214	86	16	316	226	69	9	304
Total	$2,507	$1,557	$572	$4,636	$2,600	$1,530	$553	$4,683
_____________________________

(1)
Historically the Company has included certain Canadian customers with graphic arts activity in their industry sector. In 2014, these customers were reclassified to Graphic Arts to better reflect their primary business activity. The December 31, 2013 amounts have been reclassified to move $33 of graphic arts customers out of Finance and Other Services and to move $38 out of Industrial to be consistent with the March 31, 2014 presentation.

(2)	Switzerland, Germany, Austria, Belgium and Holland.

(3)	Italy, Greece, Spain and Portugal.

(4)	Sweden, Norway, Denmark and Finland.

Xerox 2014 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	March 31, 2014
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$9	$2	$1	$12	$337	$349	$12
Government and education	17	4	3	24	620	644	29
Graphic arts	13	2	1	16	294	310	9
Industrial	4	1	1	6	133	139	6
Healthcare	4	1	—	5	112	117	5
Other	3	1	—	4	113	117	4
Total United States	50	11	6	67	1,609	1,676	65
Canada	3	3	3	9	393	402	20
France	2	1	3	6	722	728	42
U.K./Ireland	—	3	1	4	398	402	3
Central(1)	3	3	3	9	686	695	20
Southern(2)	26	5	6	37	293	330	32
Nordics(3)	2	—	—	2	85	87	3
Total Europe	33	12	13	58	2,184	2,242	100
Other	8	1	—	9	307	316	—
Total	$94	$27	$22	$143	$4,493	$4,636	$185

	December 31, 2013
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$1	$10	$315	$325	$12
Government and education	17	4	3	24	647	671	34
Graphic arts	12	1	—	13	296	309	5
Industrial	3	1	1	5	130	135	6
Healthcare	3	1	—	4	111	115	5
Other	3	1	—	4	107	111	3
Total United States	45	10	5	60	1,606	1,666	65
Canada	4	3	3	10	411	421	19
France	—	—	—	—	718	718	40
U.K./Ireland	1	1	—	2	410	412	2
Central(1)	3	2	3	8	716	724	23
Southern(2)	21	5	7	33	314	347	45
Nordics(3)	2	—	—	2	89	91	—
Total Europe	27	8	10	45	2,247	2,292	110
Other	8	1	—	9	295	304	—
Total	$84	$22	$18	$124	$4,559	$4,683	$194
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2014 Form 10-Q

Note 8 – Inventories
The following is a summary of Inventories by major category:

	March 31, 2014	December 31, 2013
Finished goods	$872	$837
Work-in-process	65	60
Raw materials	107	101
Total Inventories	$1,044	$998

Note 9 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended March 31,
	2014	2013
Fuji Xerox	$39	$44
Other investments	3	3
Total Equity in Net Income of Unconsolidated Affiliates	$42	$47
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended March 31,
	2014	2013
Summary of Operations:
Revenues	$3,021	$3,028
Costs and expenses	2,801	2,784
Income before income taxes	220	244
Income tax expense	58	61
Net Income	162	183
Less: Net income – noncontrolling interests	1	1
Net Income – Fuji Xerox	$161	$182
Weighted Average Exchange Rate(1)	102.67	92.64
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Note 10 – Restructuring Programs
During the three months ended March 31, 2014, we recorded net restructuring and asset impairment charges of $27, which included approximately $28 of severance costs related to headcount reductions of approximately 1,250 employees worldwide, $1 of lease cancellations and $4 of asset impairments. These costs were offset by $6 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.

Xerox 2014 Form 10-Q

Information related to restructuring program activity during the three months ended March 31, 2014 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2013	$109	$7	$—	$116
Provision	28	1	4	33
Reversals	(6)	—	—	(6)
Net Current Period Charges(1)	22	1	4	27
Charges against reserve and currency	(35)	(2)	(4)	(41)
Balance at March 31, 2014	$96	$6	$—	$102
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2014	2013
Charges against reserve	$(41)	$(37)
Asset impairments	4	—
Effects of foreign currency and other non-cash items	1	(1)
Restructuring Cash Payments	$(36)	$(38)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
	2014	2013
Services	$10	$(2)
Document Technology	16	(6)
Other	1	—
Total Net Restructuring Charges	$27	$(8)

Note 11 – Debt

Credit facility

On March 18, 2014, we entered into an Amended and Restated Credit Agreement that extended the maturity date of our $2.0 billion unsecured revolving Credit Facility to March 18, 2019 from December 2016. The amendment also included modest improvements in pricing and minor changes in the composition of the group of lenders. The amended and restated Credit Facility retains certain provisions from the existing Credit Facility including the $300 letter of credit sub-facility and the accordion feature that would allow us to increase (from time to time, with willing lenders) the overall size of the facility up to an aggregate amount not to exceed $2.75 billion. We also have the right to request a one year extension on each of the first and second anniversary of the amendment date.

We deferred $7 of debt issuance costs in connection with this amendment, which includes approximately $4 of unamortized deferred debt issue costs associated with the existing Credit Facility. The write-off of debt issuance costs associated with lenders that reduced their participation in the amended and restated Credit Facility was not material.

At March 31, 2014, we had no outstanding borrowings or letters of credit under our Credit Facility.

Xerox 2014 Form 10-Q

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended March 31,
	2014	2013
Interest expense(1)	$100	$104
Interest income(2)	102	120
____________

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Net (Payments) Proceeds on Debt
Net proceeds on debt as shown on the Condensed Consolidated Statements of Cash Flows was as follows:

	Three Months Ended March 31,
	2014	2013
Net proceeds on short-term debt	$1	$36
Proceeds from issuance of long-term debt	18	25
Payments on long-term debt(1)	(15)	(4)
Net Proceeds on Debt	$4	$57
____________

(1)	Includes current maturities.

Note 12 – Financial Instruments
Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges

As of March 31, 2014, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net liability fair value of $3 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2014. We did not have any interest rate swaps outstanding at December 31, 2013.

The following is a summary of our fair value hedges at March 31, 2014:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$(3)	2.42%	4.5%	Libor	2021

Xerox 2014 Form 10-Q

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
Summary of Foreign Exchange Hedging Positions

At March 31, 2014, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,994, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 68% of these contracts mature within three months, 9% in three to six months and 23% in six to twelve months.
The following is a summary of the primary hedging positions and corresponding fair values as of March 31, 2014:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$769	$(4)
Japanese Yen/U.S. Dollar	487	(8)
Canadian Dollar/Euro	409	(4)
U.S. Dollar/Euro	397	(1)
Japanese Yen/Euro	378	(11)
U.K. Pound Sterling/Euro	167	—
Philippine Peso/U.S. Dollar	52	—
Mexican Peso/U.S. Dollar	47	1
Swiss Franc/Euro	44	—
Indian Rupee/U.S. Dollar	41	3
Euro/Danish Krone	29	—
Mexican Peso/Euro	24	—
All Other	150	(1)
Total Foreign Exchange Hedging	$2,994	$(25)
__________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at March 31, 2014.
Foreign Currency Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net liability fair value of these contracts was $16 and $50 as of March 31, 2014 and December 31, 2013, respectively.

Xerox 2014 Form 10-Q

Summary of Derivative Instruments Fair Value

The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$4	$1
	Other current liabilities	(20)	(51)
Interest rate swaps	Other long-term liabilities	(3)	—
	Net Designated Derivative Liability	$(19)	$(50)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$5	$5
	Other current liabilities	(14)	(19)
	Net Undesignated Derivative Liability	$(9)	$(14)

Summary of Derivatives	Total Derivative Assets	$9	$6
	Total Derivative Liabilities	(37)	(70)
	Net Derivative Liability	$(28)	$(64)
Summary of Derivative Instruments Gains (Losses)

Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)

The following tables provide a summary of gains (losses) on derivative instruments:

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in income		Hedged Item Gain (Loss) Recognized in Income
		Three Months Ended March 31,		Three Months Ended March 31,
		2014	2013	2014	2013
Interest Rate Contracts	Interest Expense	$(3)	$—	$3	$—

Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
Foreign exchange contracts – forwards	$18	$(34)	Cost of sales	$(21)	$(17)
No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At March 31, 2014, net after-tax losses of $11 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.

Xerox 2014 Form 10-Q

Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended March 31,
	Location of Derivative Gain (Loss)	2014	2013
Foreign exchange contracts – forwards	Other expense – Currency losses, net	$—	$(15)
During the three months ended March 31, 2014 and March 31, 2013, Currency (loss) gains, net were $(1) and $4, respectively. Net Currency gains and losses are included in Other expenses, net and include the mark-to market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2014	December 31, 2013
Assets:
Foreign exchange contracts-forwards	$9	$6
Deferred compensation investments in cash surrender life insurance	90	88
Deferred compensation investments in mutual funds	30	28
Total	$129	$122
Liabilities:
Foreign exchange contracts-forwards	$34	$70
Interest rate swaps	3	—
Deferred compensation plan liabilities	127	125
Total	$164	$195
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

Xerox 2014 Form 10-Q

Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,567	$1,567	$1,764	$1,764
Accounts receivable, net	3,032	3,032	2,929	2,929
Short-term debt	2,109	2,114	1,117	1,126
Long-term debt	5,896	6,374	6,904	7,307
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

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows for the three months ended March 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefit Costs:
Service cost	$2	$2	$9	$22	$2	$2
Interest cost	40	37	69	64	9	9
Expected return on plan assets	(38)	(44)	(87)	(77)	—	—
Recognized net actuarial loss	2	7	14	19	—	1
Amortization of prior service credit	—	—	(1)	—	(11)	(11)
Recognized settlement loss	12	48	—	—	—	—
Defined Benefit Plans	18	50	4	28	—	1
Defined contribution plans	16	19	11	7	—	—
Net Periodic Benefit Cost	34	69	15	35	—	1

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial loss(1)	197	—	—	—	—	—
Amortization of prior service credit	—	—	1	—	11	11
Amortization of net actuarial loss	(14)	(55)	(14)	(19)	—	(1)
Total Recognized in Other Comprehensive Income(2)	183	(55)	(13)	(19)	11	10
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$217	$14	$2	$16	$11	$11
_____________________________

(1)
The net actuarial loss for U.S. Plans in the first quarter 2014 is related to the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements. The loss in the first quarter 2014 primarily reflects the decrease in discount rates during the period as compared to the discount rates from our annual measurement of the plans at December 31, 2013.

(2)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 16 - Other Comprehensive Income for related tax effects and the after-tax amounts.
Contributions

During the three months ended March 31, 2014, we made cash contributions of $37 ($6 U.S. and $31 Non-U.S.) to our defined benefit pension plans and $25 to our retiree health benefit plans. We presently anticipate additional cash contributions of $213 ($84 U.S. and $129 Non-U.S.) to our defined benefit pension plans and $46 to our

Xerox 2014 Form 10-Q

retiree health benefit plans in 2014 for total full-year cash contributions of approximately $250 ($90 U.S. and $160 Non-U.S.) to our defined benefit pension plans and $71 to our retiree health benefit plans.

Note 15 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2013	$1,210	$5,282	$(252)	$8,839	$(2,779)	$12,300	$119	$12,419
Comprehensive income (loss), net	—	—	—	281	(59)	222	5	227
Cash dividends declared- common stock(2)	—	—	—	(75)	—	(75)	—	(75)
Cash dividends declared - preferred stock(3)	—	—	—	(6)	—	(6)	—	(6)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	3	45	—	—	—	48	—	48
Payments to acquire treasury stock, including fees	—	—	(275)	—	—	(275)	—	(275)
Cancellation of treasury stock	(28)	(295)	323	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Balance at March 31, 2014	$1,186	$5,040	$(204)	$9,039	$(2,838)	$12,223	$113	$12,336

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$1,239	$5,622	$(104)	$7,991	$(3,227)	$11,521	$143	$11,664
Comprehensive income (loss), net	—	—	—	296	(268)	28	4	32
Cash dividends declared-common stock(2)	—	—	—	(73)	—	(73)	—	(73)
Cash dividends declared-preferred stock(3)	—	—	—	(6)	—	(6)	—	(6)
Stock option and incentive plans, net	5	36	—	—	—	41	—	41
Payments to acquire treasury stock, including fees	—	—	(10)	—	—	(10)	—	(10)
Cancellation of treasury stock	(16)	(98)	114	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2013	$1,228	$5,560	$—	$8,208	$(3,495)	$11,501	$145	$11,646
_____________________________

(1)	Refer to Note 16 - Other Comprehensive Income for components of AOCL.

(2)	Cash dividends declared on common stock of $0.0625 per share in the first quarter of 2014 and $0.0575 per share in the first quarter of 2013.

(3)	Cash dividends declared on preferred stock of $20.00 per share in the first quarter of 2014 and 2013.
Treasury Stock
The following is a summary of the purchases of common stock made during the three months ended March 31, 2014 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2013	22,001	$252
Purchases (1)	24,950	275
Cancellations	(27,994)	(323)
March 31, 2014	18,957	$204
____________________________

(1)	Includes associated fees.

Xerox 2014 Form 10-Q

Note 16 - Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended March 31,
	2014		2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$2	$(1)	$(363)	$(363)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges - gains (losses)	18	13	(34)	(22)
Changes in cash flow hedges reclassed to earnings(1)	21	14	17	12
Other (losses) gains	(1)	(1)	2	2
Net Unrealized Gains (Losses)	38	26	(15)	(8)

Defined Benefit Plans (Losses) Gains:
Net actuarial losses	(197)	(122)	—	—
Prior service amortization(2)	(12)	(7)	(11)	(7)
Actuarial loss amortization(2)	28	19	75	49
Fuji Xerox changes in defined benefit plans, net(3)	27	27	(16)	(16)
Other (losses) gains(4)	(1)	(1)	77	77
Change in Defined Benefit Plans (Losses) Gains	(155)	(84)	125	103

Other Comprehensive Loss Attributable to Xerox	$(115)	$(59)	$(253)	$(268)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits included in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2014	December 31, 2013
Cumulative translation adjustments	$(1,011)	$(1,010)
Benefit plans net actuarial losses and prior service credits(1)	(1,816)	(1,732)
Other unrealized losses, net	(11)	(37)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(2,838)	$(2,779)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2014 Form 10-Q

Note 17 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended March 31,
	2014	2013
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$279	$293
Accrued dividends on preferred stock	(6)	(6)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	273	287
Net income from discontinued operations attributable to Xerox	2	3
Adjusted Net Income Available to Common Shareholders	$275	$290
Weighted-average common shares outstanding	1,178,828	1,225,271
Basic Earnings per Share:
Continuing operations	$0.23	$0.23
Discontinued operations	—	—
Total	$0.23	$0.23

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$279	$293
Accrued dividends on preferred stock	—	—
Interest on convertible securities, net	—	—
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$279	$293
Net income from discontinued operations attributable to Xerox	2	3
Adjusted Net Income Available to Common Shareholders	$281	$296
Weighted-average common shares outstanding	1,178,828	1,225,271
Common shares issuable with respect to:
Stock options	3,580	4,854
Restricted stock and performance shares	15,021	21,372
Convertible preferred stock	26,966	26,966
Convertible securities	332	1,992
Adjusted Weighted Average Common Shares Outstanding	1,224,727	1,280,455
Diluted Earnings per Share:
Continuing operations	$0.23	$0.23
Discontinued operations	—	—
Total	$0.23	$0.23

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (shares in thousands):
Stock options	7,742	25,230
Restricted stock and performance shares	19,183	18,412
Total Anti-Dilutive Securities	26,925	43,642

Dividends per Common Share	$0.0625	$0.0575

Xerox 2014 Form 10-Q

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
As of March 31, 2014, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1 billion with the increase from December 31, 2013 balance of approximately $933, primarily related to currency and interest. With respect to the unreserved balance of $1 billion, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of March 31, 2014, we had $171 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $8 and additional letters of credit of approximately $254, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

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

Xerox 2014 Form 10-Q

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
Other Contingencies
We have issued or provided the following guarantees as of March 31, 2014:

•
$490 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$740 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At March 31, 2014, we serviced a FFEL portfolio of approximately 3.1 million loans with an outstanding principal balance of approximately $44.5 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of March 31, 2014, other current liabilities include reserves of approximately $2 for losses on defaulted loans purchased.

Xerox 2014 Form 10-Q

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

Overview
First quarter 2014 results reflect the benefits of our diversified portfolio of businesses as well as improved performance across a number of areas including Document Technology, Document Outsourcing and Commercial Business Processing Outsourcing (BPO), including Commercial Healthcare. These improvements were partially offset by challenges in our Government Healthcare business.
Total revenue of $5.1 billion for the three months ended March 31, 2014 declined 2% from the prior year with no impact from currency. Services segment revenues were flat as compared to the prior year as growth in Document Outsourcing (DO) and Information Technology Outsourcing (ITO) was offset by lower BPO revenue. Services segment revenues represent 57% of total revenues. Services segment margin of 8.6% decreased 0.7-percentage points as compared to the prior year primarily due to incremental costs associated with the implementation of our new Medicaid and health insurance exchange platforms. Document Technology segment revenues declined by 4% with a 1% positive impact from currency. The decline reflects the continued migration of customers to Xerox managed print services (included in our Services segment), weakness in developing markets and price declines as well as the impacts from the prior period sales of finance receivables. Document Technology segment margin of 12.2% increased by 3.4-percentage points as compared to the prior year, reflecting the benefits from productivity improvements and restructuring, lower pension expense and favorable currency impacts.
Net income from continuing operations attributable to Xerox for the three months ended March 31, 2014 was $279 million and included $52 million of after-tax amortization of intangibles. Net income from continuing operations attributable to Xerox for the three months ended March 31, 2013 was $293 million and included $51 million of after-tax amortization of intangibles.
Cash flow from operations was $286 million for the three months ended March 31, 2014, as compared to an $87 million use in the prior year period. The increase reflects improvements from accounts receivables and accounts payables, in part reflecting timing, as well as an improvement in inventory due to a higher level of inventory in 2013 related to our ConnectKey product launch. Cash used in investing activities of $120 million reflects capital expenditures of $103 million and acquisitions of $54 million partially offset by $33 million of proceeds from the sale of surplus real estate. Cash used in financing activities was $349 million, reflecting $74 million for dividends and $275 million for share repurchases.
As a result of the slower than anticipated start in Services revenue, we expect full year 2014 revenue in the range of flat to slightly down with contributions from acquisitions coming later in the year. Full year 2014 earnings are expected to be impacted by a lower than previously expected Services segment margin partially offset by a modest upside in Document Technology segment margin and a lower full-year tax rate. We will continue to improve our cost infrastructure and align our investments and capital consistent with expected market opportunities.

Xerox 2014 Form 10-Q

Financial Review

Revenues

	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2014	2013	% Change	% of Total Revenue 2014	% of Total Revenue 2013
Equipment sales	$715	$724	(1)%	14%	14%
Annuity revenue	4,406	4,478	(2)%	86%	86%
Total Revenue	$5,121	$5,202	(2)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,272	$1,293	(2)%
Less: Supplies, paper and other sales	(557)	(569)	(2)%
Equipment Sales	$715	$724	(1)%
Outsourcing, maintenance and rentals	$3,749	$3,792	(1)%
Add: Supplies, paper and other sales	557	569	(2)%
Add: Financing	100	117	(15)%
Annuity Revenue	$4,406	$4,478	(2)%
First quarter 2014 Total revenues decreased 2% as compared to the first quarter 2013, with no impact from currency, and reflected the following:

•	Annuity revenue decreased 2% as compared to the first quarter 2013, with no impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,749 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment.The decrease of 1% was primarily driven by an decrease in the Document Technology segment.

◦
Supplies, paper and other sales of $557 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The decrease of 2% was driven by moderately lower supplies demand.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. The decrease of 15% reflects a lower finance receivable balance primarily as a result of prior period sales of finance receivables and lower originations due to decreased equipment sales. See "Sales of Finance Receivables" section for further discussion.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue decreased 1% as compared to the first quarter 2013, including a 1-percentage point positive impact from currency. Benefits from product introductions and a positive mix impact were more than offset by lower sales in developing markets and overall price declines ranging from 5% to 10%, which is consistent with prior periods.

Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2014 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Three Months Ended March 31,
	2014	2013	Change
Total Gross Margin	30.2%	30.5%	(0.3) pts
RD&E as a % of Revenue	2.8%	3.0%	(0.2) pts
SAG as a % of Revenue	18.8%	20.0%	(1.2) pts
Operating Margin(1)	8.6%	7.5%	1.1 pts
Pre-tax Income Margin	5.7%	5.8%	(0.1) pts
Operating Margin

First quarter 2014 operating margin1 of 8.6% increased 1.1-percentage points as compared to the first quarter 2013, driven primarily by a 1.4-percentage point improvement in operating expenses as a percent of revenue partially offset by a decline in gross margin of 0.3-percentage points. This operating margin improvement reflects continued productivity and restructuring benefits partially offset by pressure on Services margins from higher government healthcare platform expenses and the run-off of the student loan business. As anticipated, gross margin, SAG and RD&E benefited from lower year-over-year pension expense and settlement losses and we expect these benefits to continue throughout 2014, but at a lower amount than in the first quarter.
(1)Refer to the Operating Margin reconciliation table in the Non-GAAP Financial Measures section.
Gross Margins

Total gross margin for the first quarter 2014 of 30.2% decreased 0.3-percentage points as compared to the first quarter 2013. While the Document Technology segment gross margin increased 1.2-percentage points, a decrease of 0.7-percentage points in the Services segment gross margin, along with the impact of a higher mix of Services revenue, resulted in the overall decrease in gross margin.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2014	2013	Change
R&D	$113	$126	$(13)
Sustaining engineering	31	28	3
Total RD&E Expenses	$144	$154	$(10)

First quarter 2014 RD&E as a percentage of revenue of 2.8% was lower by 0.2-percentage points from the first quarter 2013. Benefits from the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue), lower spending and productivity improvements exceeded the overall revenue decline on a percentage basis.

RD&E of $144 million was $10 million lower than the first quarter 2013, reflecting the impact of restructuring and productivity improvements.

Innovation continues to be a core strength and we continue to invest at levels that enhance our innovation, particularly in Services, color and software. Xerox R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 18.8% decreased 1.2-percentage points from the first quarter 2013. The decrease was driven primarily by the higher mix of Services revenue (which historically has lower SAG as a percentage of revenue), restructuring and productivity improvements, lower compensation and benefit related expenses and lower bad debt expense. The net reduction in SAG spending exceeded the overall revenue decline on a percentage basis.

Xerox 2014 Form 10-Q

SAG of $961 million was $79 million lower than the first quarter 2013. This included a $3 million unfavorable impact from currency for the quarter. SAG expenses reflect the following:

•	$32 million decrease in selling expenses.

•	$37 million decrease in general and administrative expenses.

•
$10 million decrease in bad debt expenses to $14 million, primarily due to a recovery against a prior period write-off. Bad debt expense for the quarter remained at less than one percent of receivables.

Restructuring and Asset Impairment Charges
During the first quarter 2014, we recorded net restructuring and asset impairment charges of $27 million, which included approximately $28 million of severance costs related to headcount reductions of approximately 1,250 employees worldwide, $1 million of lease cancellation costs and $4 million of asset impairments. Included within these amounts are approximately $4 million of severance costs and asset impairments associated with the decision to shut down a Services business in Latin America. These costs were partially offset by $6 million of net reversals for changes in estimated reserves from prior period initiatives.

During the first quarter 2013, we recorded net restructuring and asset impairment credits of $8 million, primarily resulting from net reversals and adjustments in estimated reserves from prior period initiatives.
The restructuring reserve balance as of March 31, 2014, for all programs was $102 million, of which approximately $96 million is expected to be spent over the next twelve months.
We expect to incur additional restructuring charges of approximately $0.02 per diluted share in the second quarter of 2014, for actions and initiatives which have not yet been finalized.

Refer to Note 10 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment of approximately 141,400 at March 31, 2014 decreased by approximately 1,700 from December 31, 2013, primarily due to restructuring-related actions and normal attrition outpacing hiring and the impact of acquisitions.
Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2014	2013
Non-financing interest expense	$64	$61
Interest income	(2)	(2)
Gains on sales of businesses and assets	(30)	—
Currency losses (gains), net	1	(4)
Litigation matters	(1)	(37)
Loss on sales of accounts receivable	4	4
Deferred compensation investment gains	(2)	(6)
All other expenses, net	6	1
Total Other Expenses, Net	$40	$17
Note: Total Other Expenses, Net with the exception of Deferred compensation investment gains are included in the Other segment. Deferred compensation investment gains are included in the Services segment together with the related deferred compensation expense.
Non-Financing Interest Expense: Non-financing interest expense for the three months ended March 31, 2014 of $64 million was $3 million higher than the prior year comparable period. However, when non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $4 million from the prior year comparable period, primarily driven by a lower average debt balance partially offset by a moderately higher average cost of debt.

Xerox 2014 Form 10-Q

Gains on Sales of Businesses and Assets: Gains on sales of businesses and assets in the first quarter 2014 was primarily the result of a $30 million gain on the sale of a surplus facility in Latin America.
Litigation Matters: Litigation matters for the three months ended March 31, 2013 of $(37) million primarily reflects the benefit resulting from a reserve reduction related to litigation developments in the first quarter 2013.
Income Taxes

First quarter 2014 effective tax rate was 16.8%. On an adjusted basis1, the first quarter 2014 tax rate was 21.6%, which was lower than the U.S. statutory tax rate primarily due to a net benefit of approximately $33 million resulting from the redetermination of certain unrecognized tax positions upon conclusion of several audits as will as foreign tax credits from anticipated dividends.

The effective tax rate for the three months ended March 31, 2013 was 16.7%. On an adjusted basis1 the tax rate for the three months ended March 31, 2013 was 21.4%. The adjusted tax rates for the three months were lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from anticipated dividends and other foreign transactions and the retroactive tax benefits from the American Taxpayer Relief Act of 2012 tax law change of approximately $19 million.

Xerox operations are widely dispersed. The statutory tax rate in most non-U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full-year effective tax rate includes a benefit of approximately 10 percentage points from these non-U.S. operations, which is comparable to 2013.

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization, we anticipate that our effective tax rate for the remaining quarters of 2014 will be approximately 25% to 27% and for the full year we anticipate it will be approximately 24% to 26%.

(1)	Refer to the Effective Tax Rate reconciliation table in the Non-GAAP Financial Measures section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended March 31,
(in millions)	2014	2013
Total equity in net income of unconsolidated affiliates	$42	$47
Fuji Xerox after-tax restructuring costs included in equity income	3	4
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The decrease in equity income is due primarily to negative translation currency impact.
Net Income from Continuing Operations
First quarter 2014 net income from continuing operations attributable to Xerox was $279 million, or $0.23 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $331 million, or $0.27 per diluted share and reflects the adjustment for amortization of intangible assets.

First quarter 2013 net income from continuing operations attributable to Xerox was $293 million, or $0.23 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $344 million, or $0.27 per diluted share and reflected adjustments for the amortization of intangible assets.

(1)	Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section.

Xerox 2014 Form 10-Q

Discontinued Operations

In 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American (N.A.) and Western European Paper businesses. As a result of these transactions, we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations in 2013. We recorded a net pre-tax loss on disposal of $25 million in 2013 for the disposition of these businesses. In the first quarter 2014, we recorded income of $2 million in discontinued operations primarily representing adjustments to the loss on disposal recorded in 2013 due to changes in estimates.
Refer to Note 5 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.
Net Income
First quarter 2014 net income attributable to Xerox was $281 million, or $0.23 per diluted share. First quarter 2013 net income attributable to Xerox was $296 million, or $0.23 per diluted share.
Other Comprehensive Income
First quarter 2014 Other comprehensive loss attributable to Xerox was $59 million as compared to a $268 million loss in the first quarter 2013. The decreased loss of $209 million was primarily due to a significant decrease in the losses from the translation of our foreign currency denominated net assets in the first quarter 2014 as compared to the first quarter 2013, which was only partially offset by net changes in our defined benefit plans. The lower amount of translation losses are primarily the result of a relatively flat movement of our major foreign currencies against the U.S. Dollar in the first quarter of 2014 as compared to a significant weakening in the first quarter of 2013. Refer to Note 14 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans.

Segment Review

	Three Months Ended March 31,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2014
Services	$116	$2,807	$2,923	57%	$251	8.6%
Document Technology	576	1,469	2,045	40%	250	12.2%
Other	23	130	153	3%	(51)	(33.3)%
Total	$715	$4,406	$5,121	100%	$450	8.8%

2013
Services	$100	$2,820	$2,920	56%	$273	9.3%
Document Technology	597	1,538	2,135	41%	187	8.8%
Other	27	120	147	3%	(70)	(47.6)%
Total	$724	$4,478	$5,202	100%	$390	7.5%

Services
Our Services segment comprises three service offerings: Business Process Outsourcing (BPO), Document Outsourcing (DO) and Information Technology Outsourcing (ITO).

Xerox 2014 Form 10-Q

Revenue

	Three Months Ended March 31,
(in millions)	2014	2013	Change
Business Processing Outsourcing	$1,767	$1,802	(2)%
Document Outsourcing	823	788	4%
Information Technology Outsourcing	378	375	1%
Less: Intra-segment elimination	(45)	(45)	—%
Total Services Revenue	$2,923	$2,920	—%
_______________
Note: The 2013 BPO and ITO revenues have been revised to conform to the 2014 presentation of revenues.

First quarter 2014 Services total revenue of $2,923 million was 57% of total revenue and was essentially flat with the first quarter 2013, with no impact from currency.

•
BPO revenue decreased 2% and represented 59% of total Services revenue. The anticipated run-off of the student loan business had a 2% negative impact on BPO revenue growth in the quarter. Growth in the commercial and government healthcare businesses and in the commercial European BPO businesses was offset by lower volumes in portions of our customer care and government and transportation businesses.

◦	First quarter 2014 BPO revenue mix across the major business areas was as follows: commercial 45%, government and transportation 25%. commercial healthcare 17% and government healthcare 13%.

•	DO revenue increased 4% and represented 28% of total Services revenue. DO growth was driven primarily by our partner print services offerings and improvement in Europe.

•
ITO revenue increased 1% and represented 13% of total Services revenue. ITO growth was driven by the continued revenue ramp from prior period signings and strength in our healthcare offerings. As expected, ITO growth continues to decelerate as compared to prior quarters

Considering the slower than anticipated start in Services revenue in the first quarter 2014 and the delayed contribution from acquisitions, we expect Services revenues will grow approximately 3% for the full year 2014. However, we expect revenue growth to average in the mid-single digits in the second half of the year reflecting a ramp in signings, renewals, a strong pipeline and acquisitions as well as the lessening impact from the run-off of the student loan business.

Segment Margin

First quarter 2014 Services segment margin of 8.6% decreased 0.7-percentage points from the first quarter 2013, driven primarily by a gross margin decline of 0.7-percentage points, as margin improvements in DO, commercial BPO and commercial healthcare were more than offset by decreased margin in government healthcare. Productivity improvements and restructuring benefits were not enough to offset higher expenses in the government healthcare business associated with the implementation of our Medicaid and Health Insurance Exchange platforms, the anticipated run-off of the student loan business and price declines that were consistent with prior periods. SAG and RD&E combined improved moderately overall and as a percent of revenue. The higher than anticipated government healthcare platform costs had a 0.7-percentage point negative impact on segment margin.
Full year 2014 Services segment margin is expected to be flat to 0.4-percentage points lower as compared to full year 2013 segment margin of 9.8%, reflecting our first quarter 2014 performance and expectations for continued higher costs in government healthcare. Longer term, we expect to continue to take actions to improve our mix to higher value offerings while continuing to drive productivity and cost structure improvements.

Xerox 2014 Form 10-Q

Metrics
Pipeline: Our total Services sales pipeline grew 9% over the first quarter 2013. This sales pipeline includes the Total Contract Value (TCV) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.
Signings: Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.
Signings were as follows:

(in millions)	Three Months Ended March 31, 2014
BPO	$2.1
DO	0.7
ITO	0.2
Total Signings	$3.0

Signings on a trailing twelve month basis increased 1% in relation to the comparable prior year period. Signings decreased 20% as compared to the first quarter 2013, primarily due to a much lower level of renewal decisions than in first quarter 2013, and lower new business signings which were partially impacted by customer decision delays. New business annual recurring revenue (ARR) and non-recurring revenue (NRR) decreased 7% from the first quarter 2013, partially attributable to customer decision delays in the quarter. The above DO signings amount does not include signings from our partner print services offerings.
Note: TCV is the estimated total revenue for future contracts for the pipeline or signed contracts for signings, as applicable.
Renewal Rate (BPO and ITO): Renewal rate is defined as the ARR on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. The first quarter 2014 contract renewal rate for BPO and ITO contracts was 91%, which was 2-percentage points higher than the first quarter 2013 and exceeded target range of 85% to 90%. Although the renewal rate was higher, total renewal decisions were lower than the first quarter 2013.
Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Three Months Ended March 31,		Change
(in millions)	2014	2013
Equipment sales	$576	$597	(4)%
Annuity revenue	1,469	1,538	(4)%
Total Revenue	$2,045	$2,135	(4)%

Xerox 2014 Form 10-Q

First quarter 2014 Document Technology revenue of $2,045 million decreased 4% from the first quarter 2013, including a 1-percentage point positive impact from currency. Document Technology revenue excludes the impact of growth in Document Outsourcing. Inclusive of Document Outsourcing, first quarter 2014 aggregate document-related revenue decreased 2% from the first quarter 2013. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 4% from the first quarter 2013 with no impact from currency. Equipment sales continue to benefit from product refreshes in 2013, growth and acquisitions in the small and mid-sized business market and increased demand for color digital production presses. These benefits were more than offset by the continued migration of customers to our growing partner print services offering (included in our Services segment), weakness in developing markets and price declines, which were in the historical 5% to 10% range.

•
Annuity revenue decreased by 4% from the first quarter 2013, including a 1-percentage point positive impact from currency. The decrease reflects a modest decline in total pages, weakness in developing markets and a continued decline in financing revenue as a result of prior period sales of finance receivables and lower originations. Annuity revenue is also impacted by the continued migration of customers to our partner print services offering (included in our Services segment).

•	Document Technology revenue mix was 57% mid-range, 22% high-end and 21% entry, consistent with recent quarters.
Total revenue declines are expected to remain at the mid-single digit level for the Document Technology segment. The 2014 expected revenue decline for the Document Technology segment is consistent with the trend we have experienced for this segment over the past two years as we continue to transform the company from a technology-based equipment company to a document outsourcing services-based entity and customers continue to migrate their business to more services-based offerings. These services-based offerings are reported within our Services segment. This business is also heavily impacted by price and page declines. Consistent with this trend, annual revenue declines are expected in future years.
Segment Margin

First quarter 2014 Document Technology segment margin of 12.2% increased by 3.4-percentage points from the first quarter 2013, driven by a 1.2-percentage point increase in gross margin as the benefits from restructuring, cost productivities, lower pension expense and settlement losses, and favorable currency on Yen-based purchases more than offset price declines. SAG and RD&E benefits from restructuring, productivity improvements and lower pension and settlement losses more than offset the impact of overall lower revenues on a percentage basis.

We expect Document Technology segment margin to remain strong and be at the high end of our target range of 9 to 11% for the full-year 2014. We continue to maintain our focus on productivity and cost improvements in light of the expected decline in revenues.
Total Installs (Document Technology and Document Outsourcing1)
Install activity includes installations for document outsourcing and Xerox-branded products shipped to Global Imaging Systems. Details by product groups is shown below:
Entry: Installs for the first quarter 2014:

•	20% increase in color multifunction devices driven by demand for the WorkCentre® products.

•	2% increase in color printers.

•	4% decrease in black-and-white multifunction devices driven by developing markets.

Mid-Range: Installs for the first quarter 2014 :

•	7% increase in mid-range color devices driven by demand for the ConnectKey products.

•	14% decrease in of mid-range black-and-white devices.

High-End: Installs for the first quarter 2014:

•
33% increase in high-end color systems driven by growth in the Color J75 and C75 Presses and the iGen as we continue to strengthen our market leadership in the Production Color segment. Excluding Fuji Xerox DFE sales, high-end color installs increased 47%.

•	14% decrease in high-end black-and-white systems, reflecting decreased demand across our DocuPrint and Nuvera product lines.

Xerox 2014 Form 10-Q

Note: Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to Global Imaging Systems. Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________

(1)	Equipment sales associated with Document Outsourcing are reported in our Services segment revenue.
Other
Revenue

First quarter 2014 Other revenue of $153 million increased 4% from the first quarter 2013, with a 1-percentage point positive impact from currency. The increase is due primarily to higher sales of electronic presentation systems. After the aforementioned presentation of our N.A. and European Paper distribution businesses as discontinued operations, total paper revenue (all within developing markets) comprised approximately 40% of the first quarter 2014 Other segment revenue.

Segment Margin

First quarter 2014 Other segment loss of $51 million decreased $19 million from the first quarter 2013, primarily driven by the previously discussed gain on the sale of the surplus facility in Latin America partially offset by increased non-financing interest expense and currency impacts. Non-financing interest expense as well as all Other expenses, net (excluding Deferred compensation investment gains) are reported within the Other segment.
Capital Resources and Liquidity
As of March 31, 2014 and December 31, 2013, total cash and cash equivalents were $1,567 million and $1,764 million, respectively. There were no borrowings under our Commercial Paper Program or letters of credit under our $2 billion Credit Facility at March 31, 2014 and December 31, 2013.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Three Months Ended March 31,		Change
(in millions)	2014	2013
Net cash provided by (used in) operating activities	$286	$(87)	$373
Net cash used in investing activities	(120)	(153)	33
Net cash used in financing activities	(349)	(1)	(348)
Effect of exchange rate changes on cash and cash equivalents	(14)	(12)	(2)
Decrease in cash and cash equivalents	(197)	(253)	56
Cash and cash equivalents at beginning of period	1,764	1,246	518
Cash and Cash Equivalents at End of Period	$1,567	$993	$574
Cash Flows from Operating Activities
Net cash provided by operating activities was $286 million in the first quarter 2014. The $373 million increase in operating cash from the first quarter 2013 was primarily due to the following:

•	$82 million increase in pre-tax income before depreciation and amortization, restructuring and litigation.

•	$129 million increase from accounts receivable primarily due to lower year-end 2013 accelerated collection programs such as early pay discounts.

•	$102 million increase in accounts payable and accrued compensation primarily related to the timing of accounts payable payments.

•	$47 million increase primarily due to higher levels of inventory in the first quarter 2013 to support the ConnectKey product launch.

•	$46 million increase due to the timing of settlements of foreign currency derivative contracts. These derivatives primarily relate to hedges of Yen inventory purchases.

•
$41 million decrease due to lower net run-off of finance receivables primarily related to the impact from the prior period sales of receivables. See "Sales of Finance Receivables" for further discussion.

Xerox 2014 Form 10-Q

We continue to expect that cash flows from operations will be between $1.8 and $2.0 billion for 2014, which includes the adverse impact of prior period sales of finance receivables of approximately $400 million. No sales of finance receivables are planned for 2014.

Cash Flows from Investing Activities

Net cash used in investing activities was $120 million in the first quarter 2014. The $33 million decrease in the use of cash from the first quarter 2013 was primarily due to proceeds from the sale of a surplus facility in Latin America.
Cash Flows from Financing Activities

Net cash used in financing activities was $349 million in the first quarter 2014. The $348 million increase in the use of cash from the first quarter 2013 was primarily due to the following:

•	$53 million lower net proceeds on debt primarily due to the prior year increase of $40 million in Commercial Paper.

•	$265 million increase in share repurchase activity.

•	$29 million increase due to higher common stock dividends of $16 million as well as distributions to noncontrolling interests of $13 million.
Customer Financing Activities and Debt
The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2014	December 31, 2013
Total Finance receivables, net(1)	$4,479	$4,530
Equipment on operating leases, net	541	559
Total Finance Assets, net(2)	$5,020	$5,089
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2013 includes an decrease of $22 million due to currency across all Finance Assets, with the remainder due primarily to repayments exceeding new originations.
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

(in millions)	March 31, 2014	December 31, 2013
Financing debt(1)	$4,393	$4,453
Core debt	3,612	3,568
Total Debt	$8,005	$8,021
____________________________

(1)
Financing debt includes $3,919 million and $3,964 million as of March 31, 2014 and December 31, 2013, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Xerox 2014 Form 10-Q

The following summarizes the components of our debt:

(in millions)	March 31, 2014	December 31, 2013
Principal debt balance(1)	$7,975	$7,979
Net unamortized discount	(56)	(58)
Fair value adjustments(2)	86	100
Total Debt	$8,005	$8,021
____________________________

(1)	Includes Notes Payable of $6 million and $5 million as of March 31, 2014 and December 31, 2013, respectively.

(2)
Fair value adjustments include the following - (i) fair value adjustments to debt associated with terminated interest rate swaps, which are being amortized to interest expense over the remaining term of the related notes; and (ii) changes in fair value of hedged debt obligations attributable to movements in benchmark interest rates. Hedge accounting requires hedged debt instruments to be reported inclusive of any fair value adjustment.

Credit Facility

In March 2014, we entered into an Amended and Restated Credit Agreement that extended the maturity date of our $2.0 billion unsecured revolving Credit Facility to March 2019 from December 2016. The amendment also included modest improvements in pricing and minor changes in the composition of the group of lenders.

At March 31, 2014 we had no outstanding borrowings or letters of credit under our Credit Facility.

Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information.

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

Accounts receivables sales were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Accounts receivable sales	$822	$854
Deferred proceeds	124	115
Loss on sales of accounts receivable	4	4
Estimated increase to operating cash flows(1)	11	16
____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency.

Refer to Note 6 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information.

Sales of Finance Receivables

In the third and fourth quarters of 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities. The transfers were accounted for as sales and resulted in the derecognition of the lease receivables with a net carrying value of $676 million and $682 million, respectively, and associated pre-tax gains of $40 million and $44 million, respectively. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables.

Xerox 2014 Form 10-Q

The net impact on operating cash flows from these transactions for the periods presented is summarized below:

	Three Months Ended March 31,
(in millions)	2014	2013
Net cash received for sales of finance receivables	$—	$—
Impact from prior sales of finance receivables(1)	(149)	(91)
Collections on beneficial interest	26	2
Estimated Decrease to Operating Cash Flows	$(123)	$(89)
______________

(1)	Represents cash that would have been collected if we had not sold finance receivables.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2014 Q2	$1,070
2014 Q3	12
2014 Q4	11
2015	1,287
2016	979
2017	1,022
2018	1,013
2019	1,157
2020	7
2021	1,067
2022	—
2023 and thereafter	350
Total	$7,975
Treasury Stock
During the first quarter 2014, we repurchased 24.9 million shares for an aggregate cost of $275 million, including fees. Through April 28, 2014, we repurchased an additional 5.2 million shares at an aggregate cost of $59.2 million, including fees, for a cumulative total of 523.6 million shares at a cost of $5.7 billion, including fees.
We increased our expected full year 2014 total share repurchases from at least $500 million, previously disclosed, to at least $700 million.

Xerox 2014 Form 10-Q

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

Xerox 2014 Form 10-Q

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS
As Reported(1)	$279	$0.23	$293	$0.23
Adjustments:
Amortization of intangible assets	52	0.04	51	0.04
Adjusted	$331	$0.27	$344	$0.27
Weighted average shares for adjusted EPS(2)		1,225		1,280
Fully diluted shares at end of period(3)		1,213
 ____________________________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Average shares for the calculation of adjusted EPS include 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was excluded.

(3)
Represents common shares outstanding at March 31, 2014, as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share for the first quarter 2014.

Xerox 2014 Form 10-Q

Effective Tax reconciliation:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported(1)	$291	$49	16.8%	$300	$50	16.7%
Adjustments:
Amortization of intangible assets	84	32		83	32
Adjusted	$375	$81	21.6%	$383	$82	21.4%
____________________________

(1)	Pre-tax income and Income tax expense from continuing operations attributable to Xerox.
Operating Income / Margin reconciliation:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$291	$5,121	5.7%	$300	$5,202	5.8%
Adjustments:
Amortization of intangible assets	84			83
Xerox restructuring charge	27			(8)
Other expenses, net	40			17
Adjusted Operating Income/Margin	$442	$5,121	8.6%	$392	$5,202	7.5%
Equity in net income of unconsolidated affiliates	42			47
Business transformation costs	3			—
Fuji Xerox restructuring charge	3			4
Litigation matters	—			(37)
Other expenses, net*	(40)			(16)
Segment Profit / Revenue	$450	$5,121	8.8%	$390	$5,202	7.5%
____________________________
* Includes rounding adjustments.

(1)	Profit and revenue from continuing operations attributable to Xerox.

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

Xerox 2014 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 18 – Contingencies and Litigation contained in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our 2013 Annual Report. The Risk Factors remain applicable from our 2013 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2014
During the quarter ended March 31, 2014, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Semi-Annual Director Fees:

a.	Securities issued on January 15, 2014: Registrant issued 47,376 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $12.35 per DSU (aggregate price $585,094), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:

a.	Securities issued on January 31, 2014: Registrant issued 3,753 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $12.18 per DSU (aggregate price $45,712), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2014
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through 31	5,993,439	$11.67	5,993,439	$1,044,331,819
February 1 through 28	11,711,100	10.69	11,711,100	919,172,063
March 1 through 31	7,245,910	10.91	7,245,910	840,121,791
Total	24,950,449		24,950,449
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $6.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $5.7 billion has been used through March 31, 2014. Repurchases may be made on the open market, or through derivative

Xerox 2014 Form 10-Q

or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
January 1 through 31	84,977	$12.17	n/a	n/a
February 1 through 28	—	—	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	84,977
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
Incorporated by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 21, 2009.
4(c)
Form of Amended and Restated Credit Agreement dated as of March 18, 2014 between Registrant and the Initial Lenders named therein; Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BNP Paribas Securities Corp., as Joint Lead Arrangers and joint Bookrunners.

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

Xerox 2014 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 1, 2014

Xerox 2014 Form 10-Q

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation of Registrant filed with the Department of State of New York on February 21, 2013.
Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
3(b)	By-Laws of Registrant, as amended through May 21, 2009.
Incorporated by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated May 21, 2009.
4(c)
Form of Amended and Restated Credit Agreement dated as of March 18, 2014 between Registrant and the Initial Lenders named therein; Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BNP Paribas Securities Corp., as Joint Lead Arrangers and joint Bookrunners.

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

Xerox 2014 Form 10-Q