Form 10-Q
period 2014-06-30
XEROX CORP
filed 2014-08-01
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at June 30, 2014
Common Stock, $1 par value	1,153,152,810 shares

Xerox 2014 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; development of new products and services; our ability to protect our intellectual property rights; our ability to expand equipment placements; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; service interruptions; interest rates, cost of borrowing and access to credit markets; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2014 Form 10-Q

XEROX CORPORATION
FORM 10-Q
JUNE 30, 2014

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2014 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2014	2013	2014	2013
Revenues
Sales	$1,359	$1,454	$2,630	$2,747
Outsourcing, maintenance and rentals	3,835	3,823	7,574	7,605
Financing	98	114	198	231
Total Revenues	5,292	5,391	10,402	10,583
Costs and Expenses
Cost of sales	847	934	1,637	1,749
Cost of outsourcing, maintenance and rentals	2,781	2,718	5,520	5,467
Cost of financing	36	42	72	85
Research, development and engineering expenses	142	149	286	303
Selling, administrative and general expenses	972	1,041	1,932	2,080
Restructuring and asset impairment charges	38	33	65	25
Amortization of intangible assets	84	83	168	166
Other expenses, net	68	59	107	76
Total Costs and Expenses	4,968	5,059	9,787	9,951
Income before Income Taxes and Equity Income	324	332	615	632
Income tax expense	81	68	130	118
Equity in net income of unconsolidated affiliates	33	36	75	83
Income from Continuing Operations	276	300	560	597
Loss from discontinued operations, net of tax	(4)	(23)	(2)	(20)
Net Income	272	277	558	577
Less: Net income attributable to noncontrolling interests	6	6	11	10
Net Income Attributable to Xerox	$266	$271	$547	$567

Amounts Attributable to Xerox:
Net income from continuing operations	$270	$294	$549	$587
Net loss from discontinued operations	(4)	(23)	(2)	(20)
Net Income Attributable to Xerox	$266	$271	$547	$567

Basic Earnings per Share:
Continuing operations	$0.22	$0.24	$0.46	$0.47
Discontinued operations	—	(0.02)	—	(0.02)
Total Basic Earnings per Share	$0.22	$0.22	$0.46	$0.45
Diluted Earnings per Share:
Continuing operations	$0.22	$0.23	$0.45	$0.46
Discontinued operations	—	(0.02)	—	(0.02)
Total Diluted Earnings per Share	$0.22	$0.21	$0.45	$0.44

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2014 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net income	$272	$277	$558	$577
Less: Net income attributable to noncontrolling interests	6	6	11	10
Net Income Attributable to Xerox	266	271	547	567

Other Comprehensive Income (Loss), Net(1):
Translation adjustments, net	92	(84)	91	(447)
Unrealized gains (losses), net	15	1	41	(7)
Changes in defined benefit plans, net	(70)	56	(154)	159
Other Comprehensive Income (Loss), Net	37	(27)	(22)	(295)
Less: Other comprehensive income, net attributable to noncontrolling interests	1	—	1	—
Other Comprehensive Income (Loss), Net Attributable to Xerox	36	(27)	(23)	(295)

Comprehensive Income, Net	309	250	536	282
Less: Comprehensive income, net attributable to noncontrolling interests	7	6	12	10
Comprehensive Income, Net Attributable to Xerox	$302	$244	$524	$272

(1) Refer to Note 16 - Other Comprehensive Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2014 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,007	$1,764
Accounts receivable, net	3,097	2,929
Billed portion of finance receivables, net	127	113
Finance receivables, net	1,497	1,500
Inventories	1,077	998
Other current assets	1,174	1,207
Total current assets	7,979	8,511
Finance receivables due after one year, net	2,826	2,917
Equipment on operating leases, net	535	559
Land, buildings and equipment, net	1,433	1,466
Investments in affiliates, at equity	1,403	1,285
Intangible assets, net	2,388	2,503
Goodwill	9,431	9,205
Other long-term assets	2,513	2,590
Total Assets	$28,508	$29,036
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,355	$1,117
Accounts payable	1,597	1,626
Accrued compensation and benefits costs	705	734
Unearned income	524	496
Other current liabilities	1,509	1,713
Total current liabilities	5,690	5,686
Long-term debt	6,354	6,904
Pension and other benefit liabilities	2,353	2,136
Post-retirement medical benefits	764	785
Other long-term liabilities	593	757
Total Liabilities	15,754	16,268
Series A Convertible Preferred Stock	349	349
Common stock	1,165	1,210
Additional paid-in capital	4,846	5,282
Treasury stock, at cost	(148)	(252)
Retained earnings	9,226	8,839
Accumulated other comprehensive loss	(2,802)	(2,779)
Xerox shareholders’ equity	12,287	12,300
Noncontrolling interests	118	119
Total Equity	12,405	12,419
Total Liabilities and Equity	$28,508	$29,036
Shares of common stock issued	1,165,234	1,210,321
Treasury stock	(12,081)	(22,001)
Shares of common stock outstanding	1,153,153	1,188,320

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2014 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Cash Flows from Operating Activities:
Net income	$272	$277	$558	$577
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	376	343	721	672
Provision for receivables	22	33	38	59
Provision for inventory	4	3	14	12
Net loss (gain) on sales of businesses and assets	1	10	(29)	10
Undistributed equity in net income of unconsolidated affiliates	2	3	(40)	(44)
Stock-based compensation	24	28	50	59
Restructuring and asset impairment charges	38	33	65	25
Payments for restructurings	(36)	(35)	(72)	(73)
Contributions to defined benefit pension plans	(68)	(53)	(105)	(98)
Increase in accounts receivable and billed portion of finance receivables	(150)	(139)	(389)	(502)
Collections of deferred proceeds from sales of receivables	106	116	226	231
Increase in inventories	(43)	(34)	(103)	(141)
Increase in equipment on operating leases	(66)	(69)	(123)	(128)
Decrease in finance receivables	18	23	54	119
Collections on beneficial interest from sales of finance receivables	21	25	42	27
Increase in other current and long-term assets	(24)	(19)	(118)	(120)
(Decrease) increase in accounts payable and accrued compensation	(96)	32	(88)	(62)
Decrease in other current and long-term liabilities	(82)	(45)	(108)	(111)
Net change in income tax assets and liabilities	43	22	72	39
Net change in derivative assets and liabilities	(20)	6	(21)	(41)
Other operating, net	(17)	(27)	(33)	(64)
Net cash provided by operating activities	325	533	611	446
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(102)	(84)	(186)	(169)
Proceeds from sales of land, buildings and equipment	2	8	35	11
Cost of additions to internal use software	(21)	(23)	(40)	(45)
Proceeds from sale of businesses	15	11	15	11
Acquisitions, net of cash acquired	(227)	(78)	(281)	(131)
Other investing, net	7	2	11	6
Net cash used in investing activities	(326)	(164)	(446)	(317)
Cash Flows from Financing Activities:
Net payments on debt	(299)	(378)	(295)	(321)
Common stock dividends	(73)	(72)	(141)	(124)
Preferred stock dividends	(6)	(6)	(12)	(12)
Proceeds from issuances of common stock	19	31	39	53
Excess tax benefits from stock-based compensation	3	—	6	1
Payments to acquire treasury stock, including fees	(204)	—	(479)	(10)
Repurchases related to stock-based compensation	—	—	(1)	(10)
Distributions to noncontrolling interests	(1)	(2)	(17)	(5)
Other financing	—	(3)	(10)	(3)
Net cash used in financing activities	(561)	(430)	(910)	(431)
Effect of exchange rate changes on cash and cash equivalents	2	(3)	(12)	(15)
Decrease in cash and cash equivalents	(560)	(64)	(757)	(317)
Cash and cash equivalents at beginning of period	1,567	993	1,764	1,246
Cash and Cash Equivalents at End of Period	$1,007	$929	$1,007	$929

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
In the second quarter 2014, we completed the sale of our Truckload Management Services business. Results from this business are reported as discontinued operations and all prior periods have been reclassified to reflect this change. Refer to Note 5 - Divestitures for additional information regarding discontinued operations.

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

Xerox 2014 Form 10-Q

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
Revenue Recognition: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014- 09 is effective for our fiscal year beginning January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Stock Compensation: In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share- Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for our fiscal year beginning January 1, 2016 and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operation or cash flows.

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

Xerox 2014 Form 10-Q

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
Operating segment revenues and profitability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit(Loss)
2014
Services	$2,992	$257	$5,904	$507
Document Technology	2,125	306	4,170	556
Other	175	(76)	328	(127)
Total	$5,292	$487	$10,402	$936
2013
Services	$2,946	$301	$5,855	$573
Document Technology	2,263	244	4,398	431
Other	182	(61)	330	(131)
Total	$5,391	$484	$10,583	$873

Xerox 2014 Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to Pre-tax Income	2014	2013	2014	2013
Segment Profit	$487	$484	$936	$873
Reconciling items:
Restructuring and related costs(1)	(45)	(33)	(75)	(25)
Restructuring charges of Fuji Xerox	1	(1)	(2)	(5)
Amortization of intangible assets	(84)	(83)	(168)	(166)
Litigation matters (Q1 2013 only)	—	—	—	37
Equity in net income of unconsolidated affiliates	(33)	(36)	(75)	(83)
Other	(2)	1	(1)	1
Pre-tax Income	$324	$332	$615	$632
__________________________

(1)
Includes Restructuring and asset impairment charges of $38 and $65 for the three and six months ended June 30, 2014, respectively, and Business transformation costs of $7 and $10 for the three and six months ended June 30, 2014, respectively. Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs.

Note 4 – Acquisitions

In May 2014, we acquired ISG Holdings, Inc. (ISG) for approximately $225 in cash. The acquisition of ISG enhances our Services segment by providing a comprehensive workers' compensation suite of offerings to the property and casualty sector. In addition, the acquisition expands our services to property and casualty insurance carriers, third-party administrators, managed care services providers, governments and self-administered employers who require comprehensive reviews of medical bills and implementation of care management plans stemming from workers’ compensation claims.

In January 2014, we acquired Invoco Holding GmbH (Invoco), a German company, for approximately $54 (€40 million) in cash. The acquisition of Invoco expands our European customer care services and provides our global customers immediate access to German-language customer care services and provides Invoco's existing customers access to our broad business process outsourcing capabilities.

ISG and Invoco are included in our Services segment. Additionally, our services segment acquired one additional business for approximately $2 in cash during the six months ended June 30, 2014.

The operating results of these acquisitions are not material to our financial statements and are included within our results from their acquisition dates. The purchase prices were allocated primarily to intangible assets and goodwill based on third-party valuations and management’s estimates.

Note 5 – Divestitures

In May 2014, we sold our Truckload Management Services (TMS) business for $15 and recorded a net pre-tax loss on disposal of $1. TMS provided document capture and submission solutions as well as campaign management, media buying and digital marketing services to the long haul trucking and transportation industry. As a result of this transaction we reported this business as a Discontinued Operation and reclassified its results from the Services segment to Discontinued Operations in the second quarter 2014.

In 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American and European Paper businesses. As a result of these transactions, we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations in 2013. We recorded a net pre-tax loss on disposal of $25 in 2013 for the disposition of these businesses - $23 in second quarter and $2 in the fourth quarter. In 2014, we recorded net income of $1 in Discontinued Operations primarily representing adjustments of amounts previously recorded for the loss on disposal due to changes in estimates.

Xerox 2014 Form 10-Q

Summarized financial information for our Discontinued Operations related to the Paper and TMS businesses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$7	$144	$17	$308
Income from operations	$—	$2	$—	$7
Loss on disposal	(2)	(23)	—	(23)
Net Loss Before Income Taxes	(2)	(21)	—	(16)
Income tax expense	2	2	2	4
Loss From Discontinued Operations, Net of Tax	$(4)	$(23)	$(2)	$(20)

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2014	December 31, 2013
Amounts billed or billable	$2,828	$2,651
Unbilled amounts	371	390
Allowance for doubtful accounts	(102)	(112)
Accounts Receivable, Net	$3,097	$2,929

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at June 30, 2014 and December 31, 2013 were approximately $1,050 and $1,054, respectively.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined principally on the basis of past collection experience, as well as consideration of current economic conditions and changes in our customer collection trends.
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
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $115 and $121 at June 30, 2014 and December 31, 2013, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.

Xerox 2014 Form 10-Q

Of the accounts receivable sold and derecognized from our balance sheet, $695 and $723 remained uncollected as of June 30, 2014 and December 31, 2013, respectively. Accounts receivable sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Accounts receivable sales	$726	$919	$1,548	$1,773
Deferred proceeds	96	144	220	259
Loss on sales of accounts receivable	4	5	8	9
Estimated (decrease) increase to operating cash flows(1)	(31)	17	(20)	33
__________________________

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.
Note 7 - Finance Receivables, Net
Sale of Finance Receivables
In the third and fourth quarters of 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. The transfers met the requirements for derecognition according to ASC Topic 860, Transfers and Servicing and therefore were accounted for as sales with derecognition of the associated lease receivables. There were no finance receivable transfers in the six months ending June 30, 2014 and 2013. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables. The following is a summary of our prior sales activity:

	Year Ended December 31,
(in millions)	2013	2012
Net carrying value (NCV) sold	$676	$682
Allowance included in NCV	17	18
Cash proceeds received	635	630
Beneficial interests received	86	101
Pre-tax gain on sales	40	44
Net fees and expenses	5	5
The principal value of the finance receivables derecognized from our balance sheet was $766 and $1,006 at June 30, 2014 and December 31, 2013, respectively (sales value of approximately $834 and $1,098, respectively).

Summary

The lease portfolios transferred and sold were all from our Document Technology segment and the gains on these sales were reported in Financing revenues within the Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests which were $112 and $150 at June 30, 2014 and December 31, 2013, respectively, and are included in Other current assets and Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Beneficial interests of $92 and $124 at June 30, 2014 and December 31, 2013, respectively, are held by bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.

Xerox 2014 Form 10-Q

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Impact from prior sales of finance receivables(1)	$(137)	$(83)	$(286)	$(174)
Collections on beneficial interest	25	25	51	27
Estimated Decrease to Operating Cash Flows	$(112)	$(58)	$(235)	$(147)
____________________________

(1)	Represents cash that would have been collected had we not sold finance receivables.
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

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2013	$45	$22	$81	$6	$154
Provision	3	2	7	3	15
Charge-offs	(1)	(4)	(5)	(2)	(12)
Recoveries and other(1)	1	—	—	—	1
Balance at March 31, 2014	$48	$20	$83	$7	$158
Provision	1	2	11	1	15
Charge-offs	—	(4)	(8)	1	(11)
Recoveries and other(1)	—	2	—	—	2
Balance at June 30, 2014	$49	$20	$86	$9	$164
Finance receivables as of June 30, 2014 collectively evaluated for impairment(2)	$1,684	$421	$2,170	$339	$4,614

Balance at December 31, 2012	$50	$31	$85	$4	$170
Provision	2	2	9	—	13
Charge-offs	(2)	(4)	(15)	—	(21)
Recoveries and other(1)	1	—	(3)	—	(2)
Balance at March 31, 2013	$51	$29	$76	$4	$160
Provision	6	3	10	2	21
Charge-offs	(2)	(3)	(14)	(1)	(20)
Recoveries and other(1)	(1)	—	2	—	1
Balance at June 30, 2013	$54	$29	$74	$5	$162
Finance receivables as of June 30, 2013 collectively evaluated for impairment(2)	$2,010	$713	$2,271	$230	$5,224
 __________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $0 and $1, and the allowance for credit losses of $164 and $162 at June 30, 2014 and 2013, respectively.

(3)	Includes developing market countries and smaller units.

Xerox 2014 Form 10-Q

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	June 30, 2014				December 31, 2013
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$189	$123	$53	$365	$189	$102	$34	$325
Government and education	614	8	4	626	656	12	3	671
Graphic arts	138	74	99	311	142	59	108	309
Industrial	96	33	16	145	92	28	15	135
Healthcare	71	26	21	118	74	25	16	115
Other	57	33	29	119	55	27	29	111
Total United States	1,165	297	222	1,684	1,208	253	205	1,666
Finance and other services	48	23	12	83	46	18	11	75
Government and education	87	9	2	98	96	9	1	106
Graphic arts	56	53	40	149	56	52	48	156
Industrial	23	13	5	41	23	12	6	41
Other	33	13	4	50	29	9	5	43
Total Canada(1)	247	111	63	421	250	100	71	421
France	281	307	129	717	282	314	122	718
U.K./Ireland	202	163	38	403	199	171	42	412
Central(2)	249	368	37	654	287	394	43	724
Southern(3)	78	186	48	312	102	187	58	347
Nordics(4)	27	56	1	84	46	42	3	91
Total Europe	837	1,080	253	2,170	916	1,108	268	2,292
Other	207	109	23	339	226	69	9	304
Total	$2,456	$1,597	$561	$4,614	$2,600	$1,530	$553	$4,683
_____________________________

(1)
Historically, the Company had included certain Canadian customers with graphic arts activity in their industry sector. In 2014, these customers were reclassified to Graphic Arts to better reflect their primary business activity. The December 31, 2013 amounts have been revised to reclassify $33 of graphic arts customers from Finance and Other Services and to reclassify $38 from Industrial to be consistent with the June 30, 2014 presentation.

(2)	Switzerland, Germany, Austria, Belgium and Holland.

(3)	Italy, Greece, Spain and Portugal.

(4)	Sweden, Norway, Denmark and Finland.

Xerox 2014 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	June 30, 2014
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$9	$2	$1	$12	$353	$365	$11
Government and education	18	4	2	24	602	626	23
Graphic arts	15	1	1	17	294	311	9
Industrial	4	1	1	6	139	145	7
Healthcare	4	1	—	5	113	118	4
Other	4	1	—	5	114	119	3
Total United States	54	10	5	69	1,615	1,684	57
Canada	3	2	2	7	414	421	20
France	1	2	3	6	711	717	41
U.K./Ireland	—	2	—	2	401	403	1
Central(1)	5	2	1	8	646	654	20
Southern(2)	21	6	6	33	279	312	26
Nordics(3)	1	—	—	1	83	84	4
Total Europe	28	12	10	50	2,120	2,170	92
Other	8	1	—	9	330	339	—
Total	$93	$25	$17	$135	$4,479	$4,614	$169

	December 31, 2013
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$1	$10	$315	$325	$12
Government and education	17	4	3	24	647	671	34
Graphic arts	12	1	—	13	296	309	5
Industrial	3	1	1	5	130	135	6
Healthcare	3	1	—	4	111	115	5
Other	3	1	—	4	107	111	3
Total United States	45	10	5	60	1,606	1,666	65
Canada	4	3	3	10	411	421	19
France	—	—	—	—	718	718	40
U.K./Ireland	1	1	—	2	410	412	2
Central(1)	3	2	3	8	716	724	23
Southern(2)	21	5	7	33	314	347	45
Nordics(3)	2	—	—	2	89	91	—
Total Europe	27	8	10	45	2,247	2,292	110
Other	8	1	—	9	295	304	—
Total	$84	$22	$18	$124	$4,559	$4,683	$194
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2014 Form 10-Q

Note 8 – Inventories
The following is a summary of Inventories by major category:

	June 30, 2014	December 31, 2013
Finished goods	$902	$837
Work-in-process	68	60
Raw materials	107	101
Total Inventories	$1,077	$998

Note 9 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fuji Xerox	$31	$33	$70	$77
Other investments	2	3	5	6
Total Equity in Net Income of Unconsolidated Affiliates	$33	$36	$75	$83
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Summary of Operations:
Revenues	$2,707	$2,716	$5,728	$5,744
Costs and expenses	2,510	2,506	5,311	5,290
Income before income taxes	197	210	417	454
Income tax expense	67	64	125	125
Net Income	130	146	292	329
Less: Net income – noncontrolling interests	1	2	2	3
Net Income – Fuji Xerox	$129	$144	$290	$326
Weighted Average Exchange Rate(1)	102.13	98.56	102.41	95.45
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2014 Form 10-Q

Note 10 – Restructuring Programs
During the six months ended June 30, 2014, we recorded net restructuring and asset impairment charges of $65, which included approximately $69 of severance costs related to headcount reductions of approximately 2,200 employees worldwide, $2 of lease cancellations and $7 of asset impairments. These costs were offset by $13 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the six months ended June 30, 2014 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2013	$109	$7	$—	$116
Provision	69	2	7	78
Reversals	(11)	(2)	—	(13)
Net Current Period Charges(1)	58	—	7	65
Charges against reserve and currency	(71)	(3)	(7)	(81)
Balance at June 30, 2014	$96	$4	$—	$100
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Charges against reserve	$(40)	$(36)	$(81)	$(73)
Asset impairments	3	—	7	—
Effects of foreign currency and other non-cash items	1	1	2	—
Restructuring Cash Payments	$(36)	$(35)	$(72)	$(73)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Services	$4	$10	$14	$8
Document Technology	26	23	42	17
Other	8	—	9	—
Total Net Restructuring Charges	$38	$33	$65	$25

Xerox 2014 Form 10-Q

Note 11 – Debt

Senior Notes

In May 2014, we issued $400 of 2.8% Senior Notes due 2020 (the "2020 Senior Notes") at 99.956% of par and $300 of 3.8% Senior Notes due 2024 (the "2024 Senior Notes") at 99.669% of par, resulting in aggregate net proceeds of approximately $700. Interest on the Senior Notes are payable semi-annually. In connection with the issuances of these Senior Notes, debt issuance costs of approximately $5 were deferred. The proceeds were used for general corporate purposes which included repayment of a portion of our outstanding borrowings.

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

At June 30, 2014, we had no outstanding borrowings or letters of credit under our Credit Facility.

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense(1)	$96	$104	$196	$208
Interest income(2)	101	118	203	237
____________

(1)	Includes Equipment financing interest, as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Net Payments on Debt
Net payments on debt as shown on the Condensed Consolidated Statements of Cash Flows was as follows:

	Six Months Ended June 30,
	2014	2013
Net proceeds (payments) on short-term debt	$45	$(348)
Proceeds from issuance of long-term debt	741	35
Payments on long-term debt(1)	(1,081)	(8)
Net Payments on Debt	$(295)	$(321)
____________

(1)	Includes current maturities.

Xerox 2014 Form 10-Q

Note 12 – Financial Instruments
Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges

As of June 30, 2014, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net asset fair value of $2 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2014. We did not have any interest rate swaps outstanding at December 31, 2013.

The following is a summary of our fair value hedges at June 30, 2014:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$2	2.42%	4.5%	Libor	2021
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
Summary of Foreign Exchange Hedging Positions

At June 30, 2014, we had outstanding forward exchange and purchased option contracts with gross notional values of $3,118, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 71% of these contracts mature within three months, 21% in three to six months and 8% in six to twelve months.

Xerox 2014 Form 10-Q

The following is a summary of the primary hedging positions and corresponding fair values as of June 30, 2014:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$764	$(2)
Japanese Yen/U.S. Dollar	484	1
Japanese Yen/Euro	425	1
U.S. Dollar/Euro	408	(1)
Canadian Dollar/Euro	408	14
U.K. Pound Sterling/Euro	183	2
Philippine Peso/U.S. Dollar	61	—
Swiss Franc/Euro	54	—
Mexican Peso/U.S. Dollar	49	1
Indian Rupee/U.S. Dollar	40	1
Euro/Danish Krone	25	—
Mexican Peso/Euro	24	1
Euro/U.S. Dollar	23	—
Euro/Canadian Dollar	23	(1)
Swedish Krona/Euro	20	—
All Other	127	(1)
Total Foreign Exchange Hedging	$3,118	$16
__________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at June 30, 2014.
Foreign Currency Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net asset (liability) fair value of these contracts was $2 and $(50) as of June 30, 2014 and December 31, 2013, respectively.

Summary of Derivative Instruments Fair Value

The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$9	$1
	Other current liabilities	(7)	(51)
Interest rate swaps	Other long-term assets	2	—
	Net Designated Derivative Asset (Liability)	$4	$(50)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$20	$5
	Other current liabilities	(6)	(19)
	Net Undesignated Derivative Asset (Liability)	$14	$(14)

Summary of Derivatives	Total Derivative Assets	$31	$6
	Total Derivative Liabilities	(13)	(70)
	Net Derivative Asset (Liability)	$18	$(64)

Xerox 2014 Form 10-Q

Summary of Derivative Instruments Gains (Losses)

Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)

The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Derivative Instruments	2014	2013	2014	2013

Fair Value Hedges
Interest rate contracts:
Derivative gain recognized in interest expense	$5	$—	$2	$—
Hedged item loss recognized in interest expense	(5)	—	(2)	—

Cash Flow Hedges
Foreign exchange contracts - forwards
Derivative gain (loss) recognized in OCI (effective portion)	$11	$(34)	$29	$(68)
Derivative loss reclassified from AOCI to income - Cost of sales (effective portion)	(8)	(37)	(29)	(54)
No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At June 30, 2014, net after-tax gains of $4 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Derivative Gain (Loss)	2014	2013	2014	2013
Foreign exchange contracts – forwards	Other expense – Currency gains losses), net	$—	$(18)	$—	$(33)
Net Currency gains and losses are included in Other expenses, net and include the mark-to market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities. During the three and six months ended June 30, 2014, Currency gains, net were $1 and $0, respectively. During the three and six months ended June 30, 2013, Currency gains, net were $3 and $7, respectively.

Xerox 2014 Form 10-Q

Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2014	December 31, 2013
Assets:
Foreign exchange contracts-forwards	$29	$6
Interest rate swaps	2	—
Deferred compensation investments in cash surrender life insurance	92	88
Deferred compensation investments in mutual funds	31	28
Total	$154	$122
Liabilities:
Foreign exchange contracts-forwards	$13	$70
Interest rate swaps	—	—
Deferred compensation plan liabilities	132	125
Total	$145	$195
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
Summary of Other Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The estimated fair values of our other financial assets and liabilities not measured at fair value on a recurring basis were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,007	$1,007	$1,764	$1,764
Accounts receivable, net	3,097	3,097	2,929	2,929
Short-term debt	1,355	1,370	1,117	1,126
Long-term debt	6,354	6,880	6,904	7,307
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

Xerox 2014 Form 10-Q

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2014	2013	2014	2013	2014	2013
Service cost	$3	$3	$8	$23	$2	$2
Interest cost	38	35	67	65	9	8
Expected return on plan assets	(42)	(45)	(85)	(80)	—	—
Recognized net actuarial loss	6	7	14	19	—	1
Amortization of prior service credit	(1)	—	—	—	(10)	(11)
Recognized curtailment gain	—	—	—	(6)	—	—
Recognized settlement loss	13	31	—	—	—	—
Defined Benefit Plans	17	31	4	21	1	—
Defined contribution plans	16	19	9	6	—	—
Net Periodic Benefit Cost	33	50	13	27	1	—

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial loss (gain)(1)	100	11	—	—	—	(36)
Amortization of prior service credit	1	—	—	—	10	11
Amortization of net actuarial loss	(19)	(38)	(14)	(19)	—	(1)
Total Recognized in Other Comprehensive Income(2)	82	(27)	(14)	(19)	10	(26)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$115	$23	$(1)	$8	$11	$(26)

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2014	2013	2014	2013	2014	2013
Service cost	$5	$5	$17	$45	$4	$5
Interest cost	78	72	136	129	18	17
Expected return on plan assets	(80)	(89)	(172)	(157)	—	—
Recognized net actuarial loss	8	14	28	38	—	1
Amortization of prior service credit	(1)	—	(1)	—	(21)	(22)
Recognized curtailment gain	—	—	—	(6)	—	—
Recognized settlement loss	25	79	—	—	—	—
Defined Benefit Plans	35	81	8	49	1	1
Defined contribution plans	32	38	20	13	—	—
Net Periodic Benefit Cost	67	119	28	62	1	1

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial loss (gain)(1)	297	11	—	—	—	(36)
Amortization of prior service credit	1	—	1	—	21	22
Amortization of net actuarial loss	(33)	(93)	(28)	(38)	—	(1)
Total Recognized in Other Comprehensive Income(2)	265	(82)	(27)	(38)	21	(15)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$332	$37	$1	$24	$22	$(14)
_____________________________

(1)
The net actuarial loss (gain) for U.S. Plans primarily reflect i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements; and ii) adjustments for the actual valuation results based on January 1st plan census data.

(2)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 16 - Other Comprehensive Income for related tax effects and the after-tax amounts.

Xerox 2014 Form 10-Q

Contributions

During the six months ended June 30, 2014, we made cash contributions of $105 ($21 U.S. and $84 Non-U.S.) to our defined benefit pension plans and $43 to our retiree health benefit plans. We presently anticipate additional cash contributions of $145 ($69 U.S. and $76 Non-U.S.) to our defined benefit pension plans and $28 to our retiree health benefit plans in 2014 for total full-year cash contributions of approximately $250 ($90 U.S. and $160 Non-U.S.) to our defined benefit pension plans and $71 to our retiree health benefit plans. In 2013, full-year cash contributions to our defined benefit pension plans were $230 ($27 U.S. and $203 Non-U.S.) and $77 to our retiree health benefit plans.

Note 15 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$1,210	$5,282	$(252)	$8,839	$(2,779)	$12,300	$119	$12,419
Comprehensive income (loss), net	—	—	—	547	(23)	524	12	536
Cash dividends declared- common stock(2)	—	—	—	(148)	—	(148)	—	(148)
Cash dividends declared - preferred stock(3)	—	—	—	(12)	—	(12)	—	(12)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	6	87	—	—	—	93	—	93
Payments to acquire treasury stock, including fees	—	—	(479)	—	—	(479)	—	(479)
Cancellation of treasury stock	(52)	(531)	583	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Balance at June 30, 2014	$1,165	$4,846	$(148)	$9,226	$(2,802)	$12,287	$118	$12,405

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$1,239	$5,622	$(104)	$7,991	$(3,227)	$11,521	$143	$11,664
Comprehensive income (loss), net	—	—	—	567	(295)	272	10	282
Cash dividends declared-common stock(2)	—	—	—	(146)	—	(146)	—	(146)
Cash dividends declared-preferred stock(3)	—	—	—	(12)	—	(12)	—	(12)
Stock option and incentive plans, net	10	90	—	—	—	100	—	100
Payments to acquire treasury stock, including fees	—	—	(10)	—	—	(10)	—	(10)
Cancellation of treasury stock	(16)	(98)	114	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2013	$1,233	$5,614	$—	$8,400	$(3,522)	$11,725	$149	$11,874
_____________________________

(1)	Refer to Note 16 - Other Comprehensive Income for components of AOCL.

(2)	Cash dividends declared on common stock of $0.0625 per share in each quarter of 2014 and $0.0575 per share in each quarter of 2013.

(3)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2014 and 2013.

Xerox 2014 Form 10-Q

Treasury Stock
The following is a summary of the purchases of common stock made during the six months ended June 30, 2014 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2013	22,001	$252
Purchases (1)	41,915	479
Cancellations	(51,835)	(583)
June 30, 2014	12,081	$148
____________________________

(1)	Includes associated fees.
Note 16 - Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$92	$92	$(88)	$(84)	$94	$91	$(451)	$(447)
Unrealized Gains (Losses):
Changes in fair value of cash flow hedges - gains (losses)	11	7	(34)	(24)	29	20	(68)	(46)
Changes in cash flow hedges reclassed to earnings(1)	8	7	37	26	29	21	54	38
Other gains (losses)	1	1	(1)	(1)	—	—	1	1
Net Unrealized Gains (Losses)	20	15	2	1	58	41	(13)	(7)

Defined Benefit Plans (Losses) Gains:
Net actuarial (loss) gain	(100)	(61)	25	15	(297)	(183)	25	15
Prior service amortization(2)	(11)	(7)	(11)	(7)	(23)	(14)	(22)	(14)
Actuarial loss amortization(2)	33	22	58	38	61	41	132	87
Fuji Xerox changes in defined benefit plans, net(3)	3	3	12	12	30	30	(4)	(4)
Other (losses) gains(4)	(27)	(27)	(3)	(2)	(28)	(28)	75	75
Change in Defined Benefit Plans (Losses) Gains	(102)	(70)	81	56	(257)	(154)	206	159

Other Comprehensive Income (Loss)	10	37	(5)	(27)	(105)	(22)	(258)	(295)
Less: Other comprehensive income attributable to noncontrolling interests	1	1	—	—	1	1	—	—
Other Comprehensive Income (Loss) Attributable to Xerox	$9	$36	$(5)	$(27)	$(106)	$(23)	$(258)	$(295)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses, prior service credits and tax effect included in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2014	December 31, 2013
Cumulative translation adjustments	$(920)	$(1,010)
Benefit plans net actuarial losses and prior service credits(1)	(1,886)	(1,732)
Other unrealized gains (losses), net	4	(37)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(2,802)	$(2,779)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2014 Form 10-Q

Note 17 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$270	$294	$549	$587
Accrued dividends on preferred stock	(6)	(6)	(12)	(12)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	264	288	537	575
Net loss from discontinued operations attributable to Xerox	(4)	(23)	(2)	(20)
Adjusted Net Income Available to Common Shareholders	$260	$265	$535	$555
Weighted-average common shares outstanding	1,160,842	1,230,381	1,170,177	1,227,798
Basic Earnings (Loss) per Share:
Continuing operations	$0.22	$0.24	$0.46	$0.47
Discontinued operations	—	(0.02)	—	(0.02)
Total	$0.22	$0.22	$0.46	$0.45

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$270	$294	$549	$587
Accrued dividends on preferred stock	—	—	—	—
Interest on convertible securities, net	—	—	—	1
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$270	$294	$549	$588
Net loss from discontinued operations attributable to Xerox	(4)	(23)	(2)	(20)
Adjusted Net Income Available to Common Shareholders	$266	$271	$547	$568
Weighted-average common shares outstanding	1,160,842	1,230,381	1,170,177	1,227,798
Common shares issuable with respect to:
Stock options	3,116	5,421	3,369	5,227
Restricted stock and performance shares	16,801	22,455	15,792	21,187
Convertible preferred stock	26,966	26,966	26,966	26,966
Convertible securities	—	1,992	—	1,992
Adjusted Weighted Average Common Shares Outstanding	1,207,725	1,287,215	1,216,304	1,283,170
Diluted Earnings (Loss) per Share:
Continuing operations	$0.22	$0.23	$0.45	$0.46
Discontinued operations	—	(0.02)	—	(0.02)
Total	$0.22	$0.21	$0.45	$0.44

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (shares in thousands):
Stock options	5,566	19,484	5,313	19,678
Restricted stock and performance shares	15,896	16,517	16,905	17,785
Total Anti-Dilutive Securities	21,462	36,001	22,218	37,463

Dividends per Common Share	$0.0625	$0.0575	$0.1250	$0.1150

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
As of June 30, 2014, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $1 billion with the increase from December 31, 2013 balance of approximately $933, primarily related to currency and interest partially offset by closed cases. With respect to the unreserved balance of $1 billion, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of June 30, 2014, we had $173 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $7 and additional letters of credit of approximately $271, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Litigation Against the Company
In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) is pending in the United States District Court for the District of Connecticut. Defendants are the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action is a class action on behalf of all persons and entities who purchased Xerox Corporation common stock during the period October 22, 1998 through October 7, 1999 inclusive (Class Period) and who suffered a loss as a result of misrepresentations or omissions by Defendants as alleged by Plaintiffs (the “Class”). The Class alleges that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (1934 Act), and SEC Rule 10b-5 thereunder, each of the defendants is liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleges that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused

Xerox 2014 Form 10-Q

the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint seeks unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refiling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius (Agius) and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after a pre-filing conference to identify factual disputes the Court will be required to resolve in ruling on the motion. After that conference and Agius’s withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification. In April 2008, defendants filed their response and motion to disqualify Milberg LLP as a lead counsel. On September 30, 2008, the Court entered an order certifying the class and denying the appointment of Milberg LLP as class counsel. Subsequently, on April 9, 2009, the Court denied defendants’ motion to disqualify Milberg LLP. On November 6, 2008, the defendants filed a motion for summary judgment. On March 29, 2013, the Court granted defendants' motion for summary judgment in its entirety. On April 26, 2013, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The appeal process is ongoing. The individual defendants and we deny any wrongdoing and are vigorously defending the action. At this time, we do not believe it is reasonably possible that we will incur additional material losses in excess of the amount we have already accrued for this matter. In the course of litigation, we periodically engage in discussions with plaintiffs’ counsel for possible resolution of this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC, a Xerox Corporation: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare (collectively “Xerox” or “the Company”) violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). The State alleges that the Company made false representations of material facts regarding the processes, procedures, implementation, and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest, and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. Xerox filed its Answer in June denying all allegations. Xerox will continue to vigorously defend itself in this matter.
At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
Other Contingencies
We have issued or provided the following guarantees as of June 30, 2014:

•
$503 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$766 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

Xerox 2014 Form 10-Q

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At June 30, 2014, we serviced a FFEL portfolio of approximately 2.9 million loans with an outstanding principal balance of approximately $42.9 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of June 30, 2014, other current liabilities include reserves of approximately $2 for losses on defaulted loans purchased.

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

Overview
Second quarter 2014 results continue to reflect the benefits of our diversified portfolio of businesses. We had strong profitability from our Document Technology segment as well as improvements in Services segment revenue. Services segment margin decreased as compared to the prior year primarily due to costs associated with government healthcare. However, we continue to see the benefits from productivity improvements and restructuring actions, as well as lower benefit expenses on our overall costs base.
Total revenue of $5.3 billion for the three months ended June 30, 2014 declined 2% from the prior year with a 1% positive impact from currency. Services segment revenues increased 2%, including a 1% positive impact from currency reflecting growth in all three of our outsourcing service offerings. Services segment revenues represented 57% of total revenues. Services segment margin of 8.6% decreased 1.6-percentage points as compared to the prior year primarily due to higher costs associated with the implementation of our new Medicaid and health insurance exchange (HIX) platforms and net non-cash impairment charges associated with the HIX platform. Document Technology segment revenues declined by 6% with a 1% positive impact from currency. The decline reflects product launch timing, the continued migration of customers to Xerox managed print services (included in our Services segment), weakness in developing markets and moderate price and page declines as well as the impacts from the prior period sales of finance receivables and lower originations. Document Technology segment margin of 14.4% increased by 3.6-percentage points as compared to the prior year, reflecting the benefits from productivity improvements and restructuring, lower pension expense and favorable currency impacts.
Total revenue of $10.4 billion for the six months ended June 30, 2014 declined 2% from the prior year with no impact from currency. Services segment revenues increased 1% as compared to the prior year as growth in Document Outsourcing (DO) and Information Technology Outsourcing (ITO) was partially offset by lower Business Processing (BPO) revenue. Services segment margin of 8.6% decreased 1.2-percentage points as compared to the prior year. Document Technology segment revenues declined by 5% with a 1% positive impact from currency. Document Technology segment margin of 13.3% increased by 3.5-percentage points as compared to the prior year, reflecting the benefits from productivity improvements and restructuring, lower pension expense and favorable currency impacts.
Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2014 was $270 million and $549 million, respectively, and included $52 million and $104 million, respectively, of after-tax amortization of intangibles. Net income from continuing operations attributable to Xerox for the three and six months ended June 30, 2013 was $294 million and $587 million, respectively, and included $51 million and $102 million, respectively, of after-tax amortization of intangibles.

Xerox 2014 Form 10-Q

Cash flow from operations was $611 million for the six months ended June 30, 2014, as compared to $446 million in the prior year period. The $165 million increase reflects an increase in net income before depreciation, amortization and restructuring, as well as lower cash usage for working capital (accounts receivable, inventory and accounts payables). Cash used in investing activities of $446 million reflects capital expenditures of $226 million and acquisitions of $281 million partially offset by $50 million of proceeds primarily from the sale of surplus real estate and the sale of a business. Cash used in financing activities was $910 million, reflecting $295 million for net payments on debt, $153 million for dividends and $479 million for share repurchases.
Our 2014 priorities and focus remain consistent as follows:

•	Services - improving growth through portfolio management and profitability by driving cost efficiencies through the business.

•	Document Technology - capitalizing on the most advantaged segments of the business to maintain our leadership position in the industry while maintaining strong profitability.

•	Maintaining consistent and strong cash flow from operations.
We expect full year 2014 revenue to decline by low-single digits. Full year 2014 earnings are expected to be impacted by a lower Services segment margin partially offset by a modest upside in Document Technology segment margin. We will continue to improve our cost infrastructure and align our investments and capital consistent with expected market opportunities.

Financial Review

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	% Change	2014	2013	% Change	% of Total Revenue 2014	% of Total Revenue 2013
Equipment sales	$781	$855	(9)%	$1,496	$1,579	(5)%	14%	15%
Annuity revenue	4,511	4,536	(1)%	8,906	9,004	(1)%	86%	85%
Total Revenue	$5,292	$5,391	(2)%	$10,402	$10,583	(2)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,359	$1,454	(7)%	$2,630	$2,747	(4)%
Less: Supplies, paper and other sales	(578)	(599)	(4)%	(1,134)	(1,168)	(3)%
Equipment Sales	$781	$855	(9)%	$1,496	$1,579	(5)%
Outsourcing, maintenance and rentals	$3,835	$3,823	—%	$7,574	$7,605	—%
Add: Supplies, paper and other sales	578	599	(4)%	1,134	1,168	(3)%
Add: Financing	98	114	(14)%	198	231	(14)%
Annuity Revenue	$4,511	$4,536	(1)%	$8,906	$9,004	(1)%

Xerox 2014 Form 10-Q

Second quarter 2014 Total revenues decreased 2% as compared to the second quarter 2013, with a 1-percentage point positive impact from currency, and reflected the following:

•	Annuity revenue decreased 1% as compared to second quarter 2013, with no impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,835 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Growth in the Services segment was offset by a decline in the Document Technology segment.

◦
Supplies, paper and other sales of $578 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The decrease of 4% was driven primarily by a decline in other sales revenue.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. The decrease of 14% reflects a lower finance receivable balance primarily as a result of prior period sales of finance receivables and lower originations due to decreased equipment sales. See "Sales of Finance Receivables" section for further discussion.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue decreased 9% as compared to second quarter 2013, with no impact from currency. The decline was driven by lower sales in developing markets, lapping of major mid-range and entry production product launches in early 2013 and overall price declines that were below our historical range of 5% to 10%.

Total revenues for the six months ended June 30, 2014, decreased 2% as compared to the prior year period, with no impact from currency, and reflected the following:

•
Annuity revenue for the six months ended June 30, 2014, decreased 1% as compared to the prior year period, with a 1-percentage point positive impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $7,574 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Growth in the Services segment was offset by a decline in the Document Technology segment.

◦
Supplies, paper and other sales of $1,134 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The decrease of 3% was driven by a decline in other sales revenue and moderately lower supplies demand.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. The decrease of 14% reflects a lower finance receivable balance primarily as a result of prior period sales of finance receivables and lower originations due to decreased equipment sales. See "Sales of Finance Receivables" section for further discussion.

Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue decreased 5% as compared to the prior year period, with a 1-percentage point positive impact from currency. Lower sales in developing markets and overall price declines that were below our historical range of 5% to 10%, were only partially offset by the benefits from limited first half new product introductions and positive mix.
Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2014 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Total Gross Margin	30.8%	31.5%	(0.7) pts	30.5%	31.0%	(0.5) pts
RD&E as a % of Revenue	2.7%	2.8%	(0.1) pts	2.7%	2.9%	(0.2) pts
SAG as a % of Revenue	18.4%	19.3%	(0.9) pts	18.6%	19.7%	(1.1) pts
Operating Margin(1)	9.7%	9.4%	0.3 pts	9.2%	8.5%	0.7 pts
Pre-tax Income Margin	6.1%	6.2%	(0.1) pts	5.9%	6.0%	(0.1) pts
Operating Margin

Second quarter 2014 operating margin1 of 9.7% increased 0.3-percentage points as compared to the second quarter 2013, driven primarily by a 1.0-percentage point improvement in operating expenses as a percent of revenue partially offset by a decline in gross margin of 0.7-percentage points. The operating margin improvement reflects restructuring and productivity improvements and continued benefits from currency, partially offset by pressure on Services margins from higher government healthcare platform expenses and net non-cash impairment charges, as well as the run-off of the student loan business. As anticipated, operating margin benefited from lower year-over-year pension expense and settlement losses, and we expect these benefits to continue throughout 2014.

Operating margin1 for the six months ended June 30, 2014 of 9.2% increased 0.7-percentage points as compared to the prior year period, driven primarily by a 1.3-percentage point improvement in operating expenses as a percent of revenue partially offset by a decline in gross margin of 0.5-percentage points. The operating margin improvement reflects restructuring and productivity improvements and continued benefits from currency, partially offset by pressure on Services margins from higher government healthcare platform expenses and net non-cash impairment charges, as well as the run-off of the student loan business. As anticipated, operating margin benefited from lower year-over-year pension expense and settlement losses, and we expect these benefits to continue throughout 2014.
(1)Refer to the Operating Margin reconciliation table in the Non-GAAP Financial Measures section.
Gross Margins

Total gross margin for the second quarter 2014 of 30.8% decreased 0.7-percentage points as compared to second quarter 2013. While the Document Technology segment gross margin increased 2.1-percentage points, a decrease of 1.8-percentage points in the Services segment gross margin, along with the impact of a higher mix of Services revenue, resulted in the overall decrease in gross margin.

Gross margin for the six months ended June 30, 2014 of 30.5% decreased 0.5-percentage points as compared to the prior year period. While the Document Technology segment gross margin increased 1.7-percentage points, a decrease of 1.3-percentage points in the Services segment gross margin, along with the impact of a higher mix of Services revenue, resulted in the overall decrease in gross margin.

Additional analysis of the change in gross margin for each business segment is included in the "Segment Review" section.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change
R&D	$112	$117	$(5)	$225	$243	$(18)
Sustaining engineering	30	32	(2)	61	60	1
Total RD&E Expenses	$142	$149	$(7)	$286	$303	$(17)

Xerox 2014 Form 10-Q

Second quarter 2014 RD&E as a percentage of revenue of 2.7% was lower by 0.1-percentage points from second quarter 2013. The decrease was driven by benefits from the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue) and restructuring and productivity improvements.

RD&E of $142 million was $7 million lower than second quarter 2013, reflecting the impact of restructuring and productivity improvements.

RD&E as a percentage of revenue for the six months ended June 30, 2014 of 2.7% was lower by 0.2-percentage points from the prior year period. The decrease was driven by benefits from the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue), lower spending and restructuring and productivity improvements.

RD&E of $286 million for the six months ended June 30, 2014 was $17 million lower than the prior year period, reflecting the impact of restructuring and productivity improvements.

Innovation continues to be a core strength and we continue to invest at levels that enhance our innovation, particularly in Services, color and software. Xerox R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 18.4% decreased 0.9-percentage points from second quarter 2013. The decrease was driven by the higher mix of Services revenue (which historically has lower SAG as a percentage of revenue), restructuring and productivity improvements, lower compensation and benefit related expenses and lower bad debt expense. The net reduction in SAG spending exceeded the overall revenue decline on a percentage basis.

SAG of $972 million was $69 million lower than second quarter 2013. This included a $8 million unfavorable impact from currency for the quarter. SAG expenses reflect the following:

•	$38 million decrease in selling expenses.

•	$19 million decrease in general and administrative expenses.

•	$12 million decrease in bad debt expenses to $22 million. Bad debt expense for the quarter remained less than one percent of receivables.
SAG as a percentage of revenue for the six months ended June 30, 2014 of 18.6% decreased 1.1-percentage points from the prior year period. The decrease was driven by the higher mix of Services revenue (which historically has lower SAG as a percentage of revenue), restructuring and productivity improvements, lower compensation and benefit related expenses and lower bad debt expense. The net reduction in SAG spending exceeded the overall revenue decline on a percentage basis.

SAG of $1,932 million for the six months ended June 30, 2014 was $148 million lower than the prior year period and included a $10 million unfavorable impact from currency. SAG expenses reflect the following:

•	$70 million decrease in selling expenses.

•	$56 million decrease in general and administrative expenses.

•	$22 million decrease in bad debt expenses to $36 million reflecting lower write-offs as well as a first quarter 2014 recovery against a prior period write-off.
Restructuring and Asset Impairment Charges
During second quarter 2014, we recorded net restructuring and asset impairment charges of $38 million, which includes approximately $41 million of severance costs related to headcount reductions of approximately 980 employees worldwide, $1 million of lease cancellation costs and $3 million of asset impairments which were primarily related to a surplus facility in Canada. These costs were partially offset by $7 million of net reversals for changes in estimated reserves from prior period initiatives.
During the six months ended June 30, 2014, we recorded net restructuring and asset impairment charges of $65 million, which includes $69 million of severance costs related to headcount reductions of approximately 2,200 employees worldwide, $2 million of lease cancellation costs and $7 million of asset impairments. Included within these amounts are approximately $5 million of severance costs and asset impairments associated with the decision to shut down a Services business in Latin America. These costs were offset by $13 million of net reversals primarily resulting from changes in estimated reserves from prior period initiatives.

Xerox 2014 Form 10-Q

During second quarter 2013, we recorded net restructuring and asset impairment charges of $33 million, which included approximately $39 million of severance costs related to headcount reductions of approximately 1,300 employees primarily in North America. These costs were partially offset by $6 million of net reversals and adjustments in estimated reserves from prior period initiatives.

During the six months ended June 30, 2013, we recorded net restructuring and asset impairment charges of $25 million, reflecting the $33 million of net charges from the second quarter 2013 partially offset by an $8 million credit from the first quarter 2013. The first quarter 2013 credit was primarily the result of net reversals and adjustment in estimated reserves from prior period initiatives.
The restructuring reserve balance as of June 30, 2014, for all programs was $100 million, of which approximately $96 million is expected to be spent over the next twelve months.
We expect to incur additional restructuring charges of approximately $0.02 per diluted share in the third quarter of 2014, for actions and initiatives which have not yet been finalized.

Refer to Note 10 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment of approximately 142,400 at June 30, 2014 decreased by approximately 700 from December 31, 2013, primarily due to restructuring-related actions and normal attrition outpacing hiring and the impact of acquisitions.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Non-financing interest expense	$60	$62	$124	$123
Interest income	(3)	(4)	(5)	(6)
Gains on sales of businesses and assets	—	(9)	(30)	(9)
Currency gains, net	(1)	(3)	—	(7)
Litigation matters	(1)	—	(2)	(37)
Loss on sales of accounts receivable	4	5	8	9
Deferred compensation investment (gains) losses	(3)	1	(5)	(5)
All other expenses, net	12	7	17	8
Total Other Expenses, Net	$68	$59	$107	$76
Note: Total Other Expenses, Net with the exception of Deferred compensation investment gains are included in the Other segment. Deferred compensation investment (gains)/losses are included in the Services segment together with the related deferred compensation expense/income.
Non-Financing Interest Expense: Non-financing interest expense for the three and six months ended June 30, 2014 of $60 million and $124 million, respectively, was $2 million lower and $1 million higher, respectively, than the prior year comparable periods. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $8 million and $12 million, respectively, from the prior year comparable period, primarily driven by a lower average debt balance.
Gains on Sales of Businesses and Assets: Gains on sales of businesses and assets was primarily the result of the sale of surplus facilities in Latin America .
Litigation Matters: Litigation matters for the six months ended June 30, 2013 of $(37) million primarily reflects the benefit resulting from a reserve reduction related to litigation developments in the first quarter 2013.

Xerox 2014 Form 10-Q

Income Taxes

The effective tax rate for the three months ended June 30, 2014 was 25.0%. On an adjusted basis1, the three months ended June 30, 2014 tax rate was 27.7%, which was lower than the U.S. statutory tax rate primarily due to a net benefit from foreign tax credits and anticipated dividends and the geographical mix of profits.

The effective tax rate for the six months ended June 30, 2014 was 21.1%. On an adjusted basis1, the six months ended June 30, 2014 tax rate was 24.8%, which was lower than the U.S. statutory tax rate primarily due to a net benefit of approximately $33 million resulting from the redetermination of certain unrecognized tax positions upon conclusion of several audits in the first quarter as well as foreign tax credits from anticipated dividends and the geographical mix of profits.

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

(1)	Refer to the Effective Tax Rate reconciliation table in the Non-GAAP Financial Measures section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Total equity in net income of unconsolidated affiliates	$33	$36	$75	$83
Fuji Xerox after-tax restructuring (credit) costs included in equity income	(1)	1	2	5
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. The decrease in equity income of $3 million and $8 million for the three and six months ended June 30 2014, respectively, due in part to a negative impact from currency translation.
Net Income from Continuing Operations
Second quarter 2014 net income from continuing operations attributable to Xerox was $270 million, or $0.22 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $322 million, or $0.27 per diluted share. Second quarter 2014 adjustments to net income reflect the amortization of intangible assets.
Second quarter 2013 net income from continuing operations attributable to Xerox was $294 million, or $0.23 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $345 million, or $0.27 per diluted share. Second quarter 2013 adjustments to net income reflect the amortization of intangible assets.

Xerox 2014 Form 10-Q

Net income from continuing operations attributable to Xerox for the six months ended June 30, 2014 was $549 million, or $0.45 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $653 million, or $0.54 per diluted share, and reflects the adjustment for amortization of intangible assets.

Net income from continuing operations attributable to Xerox for the six months ended June 30, 2013 was $587 million, or $0.46 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $689 million, or $0.54 per diluted share, and reflected adjustments for the amortization of intangible assets.

Refer to Note 17 - Earnings per Share, in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.

(1)	Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section.
Discontinued Operations

In May 2014, we sold our Truckload Management Services (TMS) business for $15 million and recorded a net pre-tax loss on disposal of $1 million. TMS provided document capture and submission solutions as well as campaign management, media buying and digital marketing services to the long haul trucking and transportation industry. As a result of this transaction we reported this business as a Discontinued Operation and reclassified its results from the Services segment to Discontinued Operations in the second quarter 2014.

In 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American and Western European Paper businesses. As a result of these transactions, we reported these paper-related operations as Discontinued Operations and reclassified the results from the Other segment to Discontinued Operations in 2013. We recorded a net pre-tax loss on disposal of $25 million in 2013 for the disposition of these businesses. In 2014, we recorded income of $1 million in discontinued operations primarily representing adjustments to the loss on disposal recorded in 2013 due to changes in estimates.
Refer to Note 5 - Divestitures, in the Condensed Consolidated Financial Statements, for additional information regarding discontinued operations.
Net Income
Second quarter 2014 net income attributable to Xerox was $266 million, or $0.22 per diluted share. Second quarter 2013 net income attributable to Xerox was $271 million, or $0.21 per diluted share.
Net income attributable to Xerox for the six months ended June 30, 2014 was $547 million, or $0.45 per diluted share. Net income attributable to Xerox for the six months ended June 30, 2013 was $567 million, or $0.44 per diluted share.
Other Comprehensive Income
Second quarter 2014 Other comprehensive income attributable to Xerox was $36 million as compared to a $27 million loss in the second quarter 2013. The increase in income of $63 million was primarily due to gains of $92 million in the second quarter 2014 from the translation of our foreign currency denominated net assets as compared to losses of $84 million in the second quarter 2013. The translation gains were partially offset by net losses of $70 million in the second quarter 2014 from changes in our defined benefit plans as compared to gains of $56 million in the second quarter 2013. The translation gains in second quarter 2014 are primarily the result of a relative strengthening of our major foreign currencies as compared to the U.S. Dollar in the second quarter of 2014 as compared to a relative weakening in the prior year period.

Xerox 2014 Form 10-Q

Other comprehensive loss attributable to Xerox for the six months ended June 30, 2014 was $23 million as compared to a $295 million in the prior year period. The decreased loss of $272 million was primarily due to gains of $91 million in the six months ended June 30, 2014 from the translation of our foreign currency denominated net assets as compared to losses of $447 million the prior year period. The translation gains were partially offset by net losses of $154 million in the six months ended June 30, 2014 from changes in our defined benefit plans as compared to gains of $159 million in the prior year period. The translation gains in the first half of 2014 are primarily the result of a relative strengthening of our major foreign currencies as compared to the U.S. Dollar in the first half of 2014 as compared to a relative weakening in the prior year period.
Refer to Note 14 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans and related losses and gains.

Segment Review

	Three Months Ended June 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2014
Services	$128	$2,864	$2,992	57%	$257	8.6%
Document Technology	614	1,511	2,125	40%	306	14.4%
Other	39	136	175	3%	(76)	(43.4)%
Total	$781	$4,511	$5,292	100%	$487	9.2%

2013
Services	$125	$2,821	$2,946	55%	$301	10.2%
Document Technology	693	1,570	2,263	42%	244	10.8%
Other	37	145	182	3%	(61)	(33.5)%
Total	$855	$4,536	$5,391	100%	$484	9.0%

	Six Months Ended June 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2014
Services	$244	$5,660	$5,904	57%	$507	8.6%
Document Technology	1,190	2,980	4,170	40%	556	13.3%
Other	62	266	328	3%	(127)	(38.7)%
Total	$1,496	$8,906	$10,402	100%	$936	9.0%

2013
Services	$225	$5,630	$5,855	55%	$573	9.8%
Document Technology	1,290	3,108	4,398	42%	431	9.8%
Other	64	266	330	3%	(131)	(39.7)%
Total	$1,579	$9,004	$10,583	100%	$873	8.2%

Xerox 2014 Form 10-Q

Services
Our Services segment comprises three service offerings: Business Process Outsourcing (BPO), Document Outsourcing (DO) and Information Technology Outsourcing (ITO).
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2014	2013	Change	2014	2013	Change
Business Processing Outsourcing	$1,791	$1,773	1%	$3,547	$3,565	(1)%
Document Outsourcing	860	832	3%	1,683	1,620	4%
Information Technology Outsourcing	389	385	1%	767	759	1%
Less: Intra-segment elimination	(48)	(44)	9%	(93)	(89)	4%
Total Services Revenue	$2,992	$2,946	2%	$5,904	$5,855	1%
_______________
Note: The 2013 BPO and ITO revenues have been revised to conform to the 2014 presentation of revenues.

Second quarter 2014 Services revenue of $2,992 million was 57% of total revenue and increased 2% from second quarter 2013, with a 1-percentage point positive impact from currency.

•
BPO revenue increased 1% and represented 59% of total Services revenue. Growth in the commercial healthcare and commercial European BPO businesses, along with growth from acquisitions, was partially offset by declines in portions of the government healthcare, customer care and government and transportation businesses. In addition, the anticipated run-off of the student loan business had a 1.6-percentage point negative impact on BPO revenue growth in the quarter and a 0.9-percentage point impact on total Services revenue growth.

◦	In second quarter 2014, BPO revenue mix across the major business areas was as follows: commercial 45%; government and transportation 25%; commercial healthcare 17%; and government healthcare 13%.

•	DO revenue increased 3% and represented 28% of total Services revenue. DO growth was driven primarily by our partner print services offerings and improvement in Europe.

•	ITO revenue increased 1% and represented 13% of total Services revenue. ITO growth was driven by the continued revenue ramp from prior period signings and strength in our healthcare offerings.

Services revenue for the six months ended June 30, 2014 of $5,904 million was 57% of total revenue and increased 1% compared to the prior year period, with a 1-percentage point positive impact from currency.

•
BPO revenue decreased 1% and represented 59% of total Services revenue. Growth in the commercial healthcare and commercial European BPO businesses, along with growth from acquisitions, was partially offset by declines in portions of the government healthcare, customer care and government and transportation businesses. The anticipated run-off of the student loan business had a 1.7 percentage point negative impact on BPO revenue growth in the six months ended June 30, 2014 and a 1-percentage point impact on total Services revenue growth.

◦
BPO revenue mix for the six months ended June 30, 2014, across the major business areas was as follows: commercial 46%; government and transportation 24%; commercial healthcare 17%; and government healthcare 13%.

•	DO revenue increased 4% and represented 28% of total Services revenue. DO growth was driven primarily by our partner print services offerings and improvement in Europe.

•	ITO revenue increased 1% and represented 13% of total Services revenue. ITO growth was driven by the continued revenue ramp from prior period signings and strength in our healthcare offerings.

Second half revenue growth is expected to be negatively impacted by the loss of our Texas (TX) Medicaid contract (see Renewal Rate below), which is worth approximately one and a half points of revenue growth. Offsetting this loss is the expected moderation of certain BPO headwinds as well revenue growth from acquisitions. Accordingly, we expect Services revenues growth to be in the low single digits for full year 2014.

Xerox 2014 Form 10-Q

Segment Margin

Second quarter 2014 Services segment margin of 8.6% decreased 1.6-percentage points from second quarter 2013 driven primarily by a gross margin decline of 1.8-percentage points, as margin improvements in DO, commercial ITO and BPO, and commercial healthcare were more than offset by decreased margin in government healthcare. Productivity improvements and restructuring benefits were not enough to offset higher expenses associated with our government healthcare Medicaid and Health Insurance Exchange (HIX) platforms and net non-cash impairment charges for the HIX platform, the anticipated run-off of the student loan business and price declines that were consistent with prior periods. The net non-cash HIX platform impairment charges had a 0.6-percentage point negative impact on segment margin.
Services segment margin for the six months ended June 30, 2014 of 8.6% decreased 1.2-percentage points from the prior year period, driven primarily by a gross margin decline of 1.3-percentage points, as margin improvements in DO, commercial ITO and BPO and commercial healthcare were more than offset by decreased margin in government healthcare. Productivity improvements and restructuring benefits were not enough to offset higher expenses associated with our government healthcare Medicaid and Health Insurance Exchange (HIX) platforms and net non-cash impairment charges for the HIX platform, the anticipated run-off of the student loan business and price declines that were consistent with prior periods. The net non-cash HIX platform impairment charges had a 0.3-percentage point negative impact on segment margin.
Full year 2014 Services segment margin is expected to be flat to 0.4-percentage points lower as compared to full year 2013 segment margin of 9.8%. However, segment margin is expected to be at the lower end of that range considering our first half 2014 performance and the higher expenses associated with our government healthcare Medicaid and Health Insurance Exchange (HIX) platforms and net non-cash impairment charges for the HIX platform. Longer term, we expect to continue to take actions to improve our mix to higher value offerings while continuing to drive productivity and cost structure improvements.
Metrics
Pipeline: Our total Services sales pipeline grew 4% over the second quarter 2013. This sales pipeline includes the Total Contract Value (TCV) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.
Signings: Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts.
Signings were as follows:

(in billions)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
BPO	$2.0	$4.1
DO	0.7	1.3
ITO	0.1	0.3
Total Signings	$2.8	$5.7

Signings decreased 25% as compared to second quarter 2013, primarily due to a much lower level of renewal decision opportunities than in second quarter 2013, as well as lower new business signings, which were partially impacted by customer decision delays. New business annual recurring revenue (ARR) and non-recurring revenue (NRR) decreased 4% from second quarter 2013. Both new business signings and new business ARR and NRR increased sequentially from first quarter 2014. Signings on a trailing twelve month basis decreased 14% in relation to the comparable prior year period. The above DO signings amount does not include signings from our partner print services offerings.
Note: TCV is the estimated total revenue for future contracts for the pipeline or signed contracts for signings, as applicable.

Xerox 2014 Form 10-Q

Renewal Rate (BPO and ITO): Renewal rate is defined as the ARR on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. Second quarter 2014 contract renewal rate for BPO and ITO contracts was 63%, which is below our target range of 85%-90% due to the loss of the TX Medicaid contract. Total renewal decision opportunities were significantly lower than in the second quarter 2013.
Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2014	2013		2014	2013
Equipment sales	$614	$693	(11)%	$1,190	$1,290	(8)%
Annuity revenue	1,511	1,570	(4)%	2,980	3,108	(4)%
Total Revenue	$2,125	$2,263	(6)%	$4,170	$4,398	(5)%
Second quarter 2014 Document Technology revenue of $2,125 million decreased 6% from second quarter 2013, including a 1-percentage point positive impact from currency. Document Technology revenue excludes the impact of growth in Document Outsourcing. Inclusive of Document Outsourcing, second quarter 2014 aggregate document-related revenue decreased 4% from second quarter 2013. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 11% from second quarter 2013 with a 1-percentage positive impact from currency. The decrease in equipment sales reflects product launch timing, the continued migration of customers to our growing partner print services offering (included in our Services segment), weakness in developing markets and price declines that were below our historical range of 5% to 10%. Second quarter 2013 was favorably impacted the ConnectKey mid-range product launch and entry production product launches, which included several large account sales. 2014 planned product launches are primarily in the second half of the year.

•
Annuity revenue decreased by 4% from second quarter 2013, including a 1-percentage point positive impact from currency. The decrease reflects a modest decline in total pages, weakness in developing markets and a continued decline in financing revenue as a result of prior period sales of finance receivables and lower originations. Annuity revenue is also impacted by the continued migration of customers to our partner print services offering (included in our Services segment).

•	Document Technology revenue mix was 58% mid-range, 22% high-end and 20% entry, consistent with recent quarters.
Document Technology revenue for the six months ended June 30, 2014 of $4,170 million decreased 5% from the prior year period, including a 1-percentage point positive impact from currency. Document Technology revenue excludes the impact of growth in Document Outsourcing. Inclusive of Document Outsourcing, aggregate document-related revenue for the six months ended June 30, 2014 decreased 3% from the prior year period. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 8% from the prior year period with a 1-percentage positive impact from currency. The decrease in equipment sales reflects product launch timing, the continued migration of customers to our growing partner print services offering (included in our Services segment), weakness in developing markets and price declines of approximately 5%. 2013 was favorably impacted by the ConnectKey mid-range product launch and entry production product launches, which included several large account sales. 2014 planned product launches are primarily in the second half of the year.

•
Annuity revenue decreased by 4% from the prior year period, including a 1-percentage point positive impact from currency. The decrease reflects a modest decline in total pages, weakness in developing markets and a continued decline in financing revenue as a result of prior period sales of finance receivables and lower originations. Annuity revenue is also impacted by the continued migration of customers to our partner print services offering (included in our Services segment).

•	Document Technology revenue mix was 57% mid-range, 22% high-end and 21% entry, consistent with recent quarters.

Xerox 2014 Form 10-Q

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
Segment Margin

Second quarter 2014 Document Technology segment margin of 14.4% increased by 3.6-percentage points from second quarter 2013, driven by a 2.1-percentage point increase in gross margin as the benefits from restructuring and cost productivities, lower pension expense and settlement losses, favorable currency on Yen-based purchases and revenue mix more than offset moderate price declines. SAG and RD&E decreased as a percent of revenue as benefits from restructuring, productivity improvements and lower pension and settlement losses more than offset the impact of overall lower revenues.

Document Technology segment margin for the six months ended June 30, 2014 of 13.3% increased by 3.5-percentage points from the prior year period driven by a 1.7-percentage point increase in gross margin as the benefits from restructuring and cost productivities, lower pension expense and settlement losses, and favorable currency on Yen-based purchases and revenue mix more than offset moderate price declines. SAG and RD&E decreased as a percent of revenue as benefits from restructuring, productivity improvements and lower pension and settlement losses more than offset the impact of overall lower revenues.

We expect Document Technology segment margin to remain strong and be at least 1% above our target range of 9 to 11% for the full-year 2014. 2014 second half segment margin is expected to be lower than the first half as we invest in the launch of new products and have a less favorable impact from currency and certain cost and expense trends noted in the first half. We continue to maintain our focus on productivity and cost improvements in light of the expected decline in revenues.
Total Installs (Document Technology and Document Outsourcing1)
Install activity includes installations for document outsourcing and Xerox-branded products shipped to Global Imaging Systems. Details by product groups is shown below:
Installs for the second quarter 2014:
Entry:

•	5% increase in color printers.

•	18% decrease in color multifunction devices driven by primarily by developing markets.

•	38% decrease in black-and-white multifunction devices driven primarily by developing markets.

Mid-Range:

•	2% decrease in mid-range color devices, reflects lapping of second quarter 2013 ConnectKey product launch.

•	21% decrease in of mid-range black-and-white devices driven primarily by developing markets.

High-End:

•	16% decrease in high-end black-and-white systems, reflecting decreased demand across our DocuPrint and Nuvera product lines.

•
28% decrease in high-end color systems driven, with growth in iGen offset by declines in entry product color and Color Press which reflects the lapping of product launches in second quarter 2013. Excluding Fuji Xerox digital front-end (DFE) sales, high-end color installs decreased 16%.

Xerox 2014 Form 10-Q

Installs for the six months ended June 30, 2014:
Entry:

•	3% increase in color printers.

•	1% decrease in color multifunction devices driven primarily by developing markets.

•	23% decrease in black-and-white multifunction devices driven primarily by developing markets.

Mid-Range:

•	2% increase in mid-range color devices, reflects lapping of second quarter 2013 ConnectKey product launch.

•	18% decrease in mid-range black-and-white devices driven primarily by developing markets.

High-End:

•
7% decrease in high-end color systems driven by growth in iGen offset by declines in entry product color and Color Press which reflects the lapping of product launches in second quarter 2013. Excluding Fuji Xerox DFE sales, high-end color installs increased 7%.

•	15% decrease in high-end black-and-white systems, reflecting decreased demand across our DocuPrint and Nuvera product lines.
Note: Install activity percentages include installations for Document Outsourcing and the Xerox-branded product shipments to Global Imaging Systems. Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________

(1)	Revenues from Document Outsourcing installations are reported in our Services segment.
Other
Revenue

Second quarter 2014 Other revenue of $175 million decreased 4% from the second quarter 2013, with no impact from currency. The decrease is due primarily to lower wide format and licensing revenue. After the aforementioned sale of our N.A. and European Paper distribution businesses, total paper revenue (all within developing markets) comprised approximately one third of the second quarter 2014 Other segment revenue.

Other revenue for the six months ended June 30, 2014 of $328 million decreased 1% from the prior year period with no impact from currency. The decrease is due primarily to lower wide format and licensing revenues were only partially offset by higher sales of electronic presentation systems. After the aforementioned sales of our N.A. and European Paper distribution businesses, total paper revenue (all within developing markets) comprised approximately one third of the six months ended June 30, 2014 Other segment revenue.

Segment Margin

Second quarter 2014 Other segment loss of $76 million increased $15 million from the second quarter 2013, primarily driven by lower licensing revenues and a second quarter 2013 gain on the sale of the surplus facility in Latin America. Non-financing interest expense, as well as all Other expenses, net (excluding Deferred compensation investment gains and losses) are reported within the Other segment.

Other segment loss for the six months ended June 30, 2014 of $127 million decreased $4 million from the prior year period, primarily driven by a gain on the sale of a surplus facility in Latin America in the first quarter 2014, partially offset by lower licensing revenues and year-over-year currency impacts. Non-financing interest expense as well as all Other expenses, net (excluding Deferred compensation investment gains and losses) are reported within the Other segment.

Xerox 2014 Form 10-Q

Discontinued Operations

In May 2014, we sold our Truckload Management Services (TMS) business. As a result of this transaction we reported this business as a Discontinued Operation and reclassified their results from the Services segment to Discontinued Operations in the second quarter 2014.

Detailed below is the restatement for our Services segment and Total segment results for the first quarter of 2014 and all four quarters and full year 2013 related to the reclassification of the TMS business to Discontinued Operations.

	2013					2014
(in millions)	Q1	Q2	Q3	Q4	YTD	Q1
Services segment revenue	$2,909	$2,946	$2,932	$3,027	$11,814	$2,912
Total performance revenue	5,192	5,391	5,250	5,557	21,390	5,110

Services segment profit	$272	$301	$292	$290	$1,155	$250
Total segment profit	389	484	498	528	1,899	449

Services segment margin	9.4%	10.2%	10.0%	9.6%	9.8%	8.6%
Total segment margin	7.5%	9.0%	9.5%	9.5%	8.9%	8.8%

Capital Resources and Liquidity
As of June 30, 2014 and December 31, 2013, total cash and cash equivalents were $1,007 million and $1,764 million, respectively. The decrease in cash from year-end is largely due to the use of cash for acquisitions and the repayment of Senior Notes in the second quarter 2014. At June 30, 2014 and December 31, 2013, Commercial Paper Program borrowings were $50 million and $0 million, respectively, and there were no borrowings for either period under our letters of credit under our $2 billion Credit Facility.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Six Months Ended June 30,		Change
(in millions)	2014	2013
Net cash provided by operating activities	$611	$446	$165
Net cash used in investing activities	(446)	(317)	(129)
Net cash used in financing activities	(910)	(431)	(479)
Effect of exchange rate changes on cash and cash equivalents	(12)	(15)	3
Decrease in cash and cash equivalents	(757)	(317)	(440)
Cash and cash equivalents at beginning of period	1,764	1,246	518
Cash and Cash Equivalents at End of Period	$1,007	$929	$78
Cash Flows from Operating Activities
Net cash provided by operating activities was $611 million for the six months ended June 30, 2014. The $165 million increase in operating cash from the prior year period was primarily due to the following:

•	$72 million increase in pre-tax income before depreciation and amortization and restructuring.

•	$108 million increase from accounts receivable primarily due to timing of collections and lower revenues partially offset by lower sales of accounts receivable.

•	$38 million increase primarily due to higher inventory growth in 2013 to support the ConnectKey product launch.

•	$25 million increase from lower spending for product software and up-front costs for outsourcing services.

•
$50 million decrease from finance receivables primarily related to the impact from prior period sales of receivables partially offset by higher net run-off. See Sales of Finance Receivables for further discussion.

•	$26 million decrease in accounts payable and accrued compensation primarily related to the timing of accounts payable payments as well as lower compensation and benefit related expenses.

Xerox 2014 Form 10-Q

We continue to expect that cash flows from operations will be between $1.8 and $2.0 billion for 2014, which includes the adverse impact of prior period sales of finance receivables of approximately $400 million. No sales of finance receivables are planned for 2014.

Cash Flows from Investing Activities
Net cash used in investing activities was $446 million for the six months ended June 30, 2014. The $129 million increase in the use of cash from the prior year period was primarily due to the following:

•
$150 million increase in acquisitions. 2014 acquisitions include ISG Holdings, Inc. for $225 million, Invoco Holding GmbH for $54 million and one smaller acquisition for $2 million. 2013 acquisitions include Zeno Office Solutions, Inc. for $59 million, Impika for $52 million and two smaller acquisitions totaling $20 million.

•	$28 million decrease was primarily due to proceeds from the sale of a surplus facility in Latin America as well as an increase in proceeds from the sale of businesses in 2014.
Cash Flows from Financing Activities
Net cash used in financing activities was $910 million for the six months ended June 30, 2014. The $479 million increase in the use of cash from the prior year period was primarily due to the following:

•	$469 million increase from share repurchases.

•	$29 million increase due to higher common stock dividends of $17 million as well as distributions to noncontrolling interests of $12 million.

•	$14 million increase due to lower proceeds from the issuance of common stock under our stock option plans.

•
$26 million decrease from net debt activity. 2014 reflects payments of $1,050 million on Senior Notes offset by net proceeds of $700 million from the issuance of Senior Notes and an increase of $50 million in Commercial Paper. 2013 reflects payments of $400 million on Senior Notes offset by an increase of $50 million in Commercial Paper and net proceeds of $29 million on other debt.

Customer Financing Activities and Debt
The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2014	December 31, 2013
Total Finance receivables, net(1)	$4,450	$4,530
Equipment on operating leases, net	535	559
Total Finance Assets, net(2)	$4,985	$5,089
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2013 includes a decrease of $10 million due to currency across all Finance Assets, with the remainder due primarily to repayments exceeding new originations.
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

(in millions)	June 30, 2014	December 31, 2013
Financing debt(1)	$4,362	$4,453
Core debt	3,347	3,568
Total Debt	$7,709	$8,021
____________________________

(1)
Financing debt includes $3,894 million and $3,964 million as of June 30, 2014 and December 31, 2013, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Xerox 2014 Form 10-Q

The following summarizes the components of our debt:

(in millions)	June 30, 2014	December 31, 2013
Principal debt balance(1)	$7,682	$7,979
Net unamortized discount	(56)	(58)
Fair value adjustments:(2)
terminated swaps	81	100
current swaps	2	—
Total Debt	$7,709	$8,021
____________________________

(1)
Includes Notes Payable of $1 million and $5 million as of June 30, 2014 and December 31, 2013, respectively, and Commercial Paper of $50 million and $0 million as of June 30, 2014 and December 31, 2013, respectively.

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

Credit Facility
On March 18, 2014, we entered into an Amended and Restated Credit Agreement that extended the maturity date of our $2.0 billion unsecured revolving Credit Facility to March 18, 2019 from December 2016. The amendment also included modest improvements in pricing and minor changes in the composition of the group of lenders. The amended and restated Credit Facility retains certain provisions from the existing Credit Facility including the $300 million letter of credit sub-facility and the accordion feature that would allow us to increase (from time to time, with willing lenders) the overall size of the facility up to an aggregate amount not to exceed $2.75 billion. We also have the right to request a one year extension on each of the first and second anniversary of the amendment date.

Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information.

Capital Market Activity - Senior Notes

In May 2014, we issued $400 million of 2.8% Senior Notes due 2020 (the "2020 Senior Notes") at 99.956% of par and $300 million of 3.8% Senior Notes due 2024 (the "2024 Senior Notes") at 99.669% of par, resulting in aggregate net proceeds of approximately $700 million. Interest on the Senior Notes are payable semi-annually. In connection with the issuances of these Senior Notes, debt issuance costs of approximately $5 million were deferred. The proceeds were used for general corporate purposes which included repayment of a portion of our outstanding borrowings.

Refer to Note 11 - Debt, in the Condensed Consolidated Financial Statements for additional information.

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

Accounts receivables sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Accounts receivable sales	$726	$919	$1,548	$1,773
Deferred proceeds	96	144	220	259
Loss on sales of accounts receivable	4	5	8	9
Estimated (decrease) increase to operating cash flows(1)	(31)	17	(20)	33
____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency.

Xerox 2014 Form 10-Q

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

The net impact on operating cash flows from these transactions for the periods presented is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Impact from prior sales of finance receivables(1)	$(137)	$(83)	$(286)	$(174)
Collections on beneficial interest	25	25	51	27
Estimated Decrease to Operating Cash Flows	$(112)	$(58)	$(235)	$(147)
______________

(1)	Represents cash that would have been collected had we not sold finance receivables.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2014 Q3	$65
2014 Q4	12
2015	1,294
2016	985
2017	1,027
2018	1,017
2019	1,158
2020	407
2021	1,067
2022	—
2023 and thereafter	650
Total	$7,682
Treasury Stock
During the second quarter 2014, we repurchased 17.0 million shares for an aggregate cost of $204 million, including fees. Through July 29, 2014, we repurchased an additional 6.5 million shares at an aggregate cost of $81.9 million, including fees, for a cumulative total of 541.9 million shares at a cost of $5.9 billion, including fees.
In the first quarter 2014, we increased our expected full year 2014 total share repurchases from at least $500 million, previously disclosed, to at least $700 million.

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

Xerox 2014 Form 10-Q

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
As Reported(1)	$270	$0.22	$294	$0.23	$549	$0.45	$587	$0.46
Adjustments:
Amortization of intangible assets	52	0.05	51	0.04	104	0.09	102	0.08
Adjusted	$322	$0.27	$345	$0.27	$653	$0.54	$689	$0.54
Weighted average shares for adjusted EPS(2)		1,208		1,287		1,216		1,283
Fully diluted shares at end of period(3)		1,200				1,200
 ____________________________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Average shares for the calculation of adjusted EPS include 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was excluded.

(3)
Represents common shares outstanding at June 30, 2014, as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share for the second quarter 2014.

Xerox 2014 Form 10-Q

Effective Tax reconciliation:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013			Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported(1)	$324	$81	25.0%	$332	$68	20.5%	$615	$130	21.1%	$632	$118	18.7%
Adjustments:
Amortization of intangible assets	84	32		83	32		168	64		166	64
Adjusted	$408	$113	27.7%	$415	$100	24.1%	$783	$194	24.8%	$798	$182	22.8%
____________________________

(1)	Pre-tax income and Income tax expense from continuing operations attributable to Xerox.
Operating Income / Margin reconciliation:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013			Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$324	$5,292	6.1%	$332	$5,391	6.2%	$615	$10,402	5.9%	$632	$10,583	6.0%
Adjustments:
Amortization of intangible assets	84			83			168			166
Xerox restructuring charge	38			33			65			25
Other expenses, net	68			59			107			76
Adjusted Operating Income/Margin	$514	$5,292	9.7%	$507	$5,391	9.4%	$955	$10,402	9.2%	$899	$10,583	8.5%
Equity in net income of unconsolidated affiliates	33			36			75			83
Business transformation costs	7			—			10			—
Fuji Xerox restructuring charge	(1)			1			2			5
Litigation matters	—			—			—			(37)
Other expenses, net*	(66)			(60)			(106)			(77)
Segment Profit / Revenue	$487	$5,292	9.2%	$484	$5,391	9.0%	$936	$10,402	9.0%	$873	$10,583	8.2%
____________________________
* Includes rounding adjustments.

(1)	Profit and revenue from continuing operations attributable to Xerox.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the caption “Financial Risk Management” of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

Xerox 2014 Form 10-Q

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2014
During the quarter ended June 30, 2014, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent:

a.	Securities issued on April 30, 2014: Registrant issued 4,704 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $11.24 per DSU (aggregate price $52,873), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2014 Form 10-Q

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2014
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through 30	4,883,200	$11.43	4,883,200	$784,283,001
May 1 through 31	6,136,899	11.96	6,136,899	710,910,319
June 1 through 30	5,944,000	12.56	5,944,000	636,250,728
Total	16,964,099		16,964,099
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $6.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $5.9 billion has been used through June 30, 2014. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	16,600	$11.44	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	2,300	12.61	n/a	n/a
Total	18,900
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
Date: August 1, 2014

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