Form 10-Q
period 2014-09-30
XEROX CORP
filed 2014-10-30
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at September 30, 2014
Common Stock, $1 par value	1,141,555,719 shares

Xerox 2014 Form 10-Q
1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements reflect management's current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. These factors include but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; actions of competitors; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; development of new products and services; our ability to protect our intellectual property rights; our ability to expand equipment placements; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security; service interruptions; interest rates, cost of borrowing and access to credit markets; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to drive the expanded use of color in printing and copying; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2014 Form 10-Q

XEROX CORPORATION
FORM 10-Q
SEPTEMBER 30, 2014

For additional information about Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2014 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2014	2013	2014	2013
Revenues
Sales	$1,279	$1,360	$3,891	$4,084
Outsourcing, maintenance and rentals	3,745	3,742	11,315	11,345
Financing	96	133	294	364
Total Revenues	5,120	5,235	15,500	15,793
Costs and Expenses
Cost of sales	777	859	2,399	2,589
Cost of outsourcing, maintenance and rentals	2,733	2,686	8,250	8,150
Cost of financing	35	40	107	125
Research, development and engineering expenses	138	145	424	448
Selling, administrative and general expenses	951	1,015	2,879	3,090
Restructuring and asset impairment charges	28	35	93	60
Amortization of intangible assets	85	83	253	249
Other expenses, net	73	38	179	115
Total Costs and Expenses	4,820	4,901	14,584	14,826
Income before Income Taxes and Equity Income	300	334	916	967
Income tax expense	71	85	202	203
Equity in net income of unconsolidated affiliates	44	43	119	126
Income from Continuing Operations	273	292	833	890
Loss from discontinued operations, net of tax	(1)	(1)	(3)	(22)
Net Income	272	291	830	868
Less: Net income attributable to noncontrolling interests	6	5	17	15
Net Income Attributable to Xerox	$266	$286	$813	$853

Amounts Attributable to Xerox:
Net income from continuing operations	$267	$287	$816	$875
Net loss from discontinued operations	(1)	(1)	(3)	(22)
Net Income Attributable to Xerox	$266	$286	$813	$853

Basic Earnings per Share:
Continuing operations	$0.23	$0.23	$0.69	$0.70
Discontinued operations	—	—	(0.01)	(0.02)
Total Basic Earnings per Share	$0.23	$0.23	$0.68	$0.68
Diluted Earnings per Share:
Continuing operations	$0.22	$0.22	$0.68	$0.68
Discontinued operations	—	—	(0.01)	(0.01)
Total Diluted Earnings per Share	$0.22	$0.22	$0.67	$0.67

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2014 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net income	$272	$291	$830	$868
Less: Net income attributable to noncontrolling interests	6	5	17	15
Net Income Attributable to Xerox	266	286	813	853

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	(492)	269	(401)	(178)
Unrealized (losses) gains, net	(9)	14	32	7
Changes in defined benefit plans, net	73	(38)	(81)	121
Other Comprehensive (Loss) Income, Net	(428)	245	(450)	(50)
Less: Other comprehensive loss, net attributable to noncontrolling interests	(2)	—	(1)	—
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(426)	245	(449)	(50)

Comprehensive (Loss) Income, Net	(156)	536	380	818
Less: Comprehensive income, net attributable to noncontrolling interests	4	5	16	15
Comprehensive (Loss) Income, Net Attributable to Xerox	$(160)	$531	$364	$803

(1) Refer to Note 16 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2014 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,015	$1,764
Accounts receivable, net	3,026	2,929
Billed portion of finance receivables, net	126	113
Finance receivables, net	1,427	1,500
Inventories	1,069	998
Other current assets	1,219	1,207
Total current assets	7,882	8,511
Finance receivables due after one year, net	2,708	2,917
Equipment on operating leases, net	526	559
Land, buildings and equipment, net	1,388	1,466
Investments in affiliates, at equity	1,365	1,285
Intangible assets, net	2,317	2,503
Goodwill	9,351	9,205
Other long-term assets	2,340	2,590
Total Assets	$27,877	$29,036
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,305	$1,117
Accounts payable	1,550	1,626
Accrued compensation and benefits costs	800	734
Unearned income	546	496
Other current liabilities	1,502	1,713
Total current liabilities	5,703	5,686
Long-term debt	6,355	6,904
Pension and other benefit liabilities	2,248	2,136
Post-retirement medical benefits	761	785
Other long-term liabilities	553	757
Total Liabilities	15,620	16,268
Series A Convertible Preferred Stock	349	349
Common stock	1,160	1,210
Additional paid-in capital	4,710	5,282
Treasury stock, at cost	(252)	(252)
Retained earnings	9,412	8,839
Accumulated other comprehensive loss	(3,228)	(2,779)
Xerox shareholders’ equity	11,802	12,300
Noncontrolling interests	106	119
Total Equity	11,908	12,419
Total Liabilities and Equity	$27,877	$29,036
Shares of common stock issued	1,160,568	1,210,321
Treasury stock	(19,012)	(22,001)
Shares of common stock outstanding	1,141,556	1,188,320

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2014 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Cash Flows from Operating Activities:
Net income	$272	$291	$830	$868
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	349	340	1,070	1,012
Provision for receivables	18	27	56	86
Provision for inventory	6	10	20	22
Net gain on sales of businesses and assets	(9)	(24)	(38)	(14)
Undistributed equity in net income of unconsolidated affiliates	(37)	(41)	(77)	(85)
Stock-based compensation	26	19	76	78
Restructuring and asset impairment charges	28	35	93	60
Payments for restructurings	(31)	(34)	(103)	(107)
Contributions to defined benefit pension plans	(101)	(64)	(206)	(162)
Increase in accounts receivable and billed portion of finance receivables	(96)	(55)	(485)	(557)
Collections of deferred proceeds from sales of receivables	106	140	332	371
Increase in inventories	(34)	(41)	(137)	(182)
Increase in equipment on operating leases	(81)	(79)	(204)	(207)
Decrease in finance receivables	28	400	82	519
Collections on beneficial interest from sales of finance receivables	20	16	62	43
Increase in other current and long-term assets	(61)	(38)	(179)	(158)
Increase (decrease) in accounts payable and accrued compensation	126	(61)	38	(123)
Increase (decrease) in other current and long-term liabilities	28	77	(80)	(34)
Net change in income tax assets and liabilities	56	56	128	95
Net change in derivative assets and liabilities	(4)	13	(25)	(28)
Other operating, net	(14)	(26)	(47)	(90)
Net cash provided by operating activities	595	961	1,206	1,407
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(91)	(84)	(277)	(253)
Proceeds from sales of land, buildings and equipment	8	41	43	52
Cost of additions to internal use software	(21)	(18)	(61)	(63)
Proceeds from sale of businesses	1	—	16	11
Acquisitions, net of cash acquired	(25)	(24)	(306)	(155)
Other investing, net	—	3	11	9
Net cash used in investing activities	(128)	(82)	(574)	(399)
Cash Flows from Financing Activities:
Net payments on debt	(40)	(610)	(335)	(931)
Common stock dividends	(77)	(77)	(218)	(201)
Preferred stock dividends	(6)	(6)	(18)	(18)
Proceeds from issuances of common stock	10	43	49	96
Excess tax benefits from stock-based compensation	9	12	15	13
Payments to acquire treasury stock, including fees	(251)	(162)	(730)	(172)
Repurchases related to stock-based compensation	(39)	(44)	(40)	(54)
Distributions to noncontrolling interests	(23)	(27)	(40)	(32)
Other financing	—	—	(10)	(3)
Net cash used in financing activities	(417)	(871)	(1,327)	(1,302)
Effect of exchange rate changes on cash and cash equivalents	(42)	11	(54)	(4)
Increase (decrease) in cash and cash equivalents	8	19	(749)	(298)
Cash and cash equivalents at beginning of period	1,007	929	1,764	1,246
Cash and Cash Equivalents at End of Period	$1,015	$948	$1,015	$948

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
In the second and third quarter 2014, we completed the sale of our Truckload Management Services business and closed Xerox Audio Visual Solutions business, respectively. Results from these businesses are reported as discontinued operations and all prior periods have been reclassified to reflect this change. Refer to Note 5 - Divestitures for additional information regarding discontinued operations.

Note 2 – Recent Accounting Pronouncements
Except for the Accounting Standard Updates (ASU's) discussed below, the new ASU's issued by the FASB during the last year did not have any significant impact on the Company.
Cumulative Translation Adjustments: In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (Topic 830). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update was effective prospectively for our fiscal year beginning January 1, 2014, and did not have nor is it expected to have a material impact on our financial condition, results of operations or cash flows.
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
Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update is effective prospectively for our fiscal year beginning January 1, 2015, and early adoption is permitted. The standard primarily involves presentation and disclosure and, therefore, is not expected to have a material impact on our financial condition, results of operations or cash flows.
Revenue Recognition: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014- 09 is effective for our fiscal year beginning January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
Stock Compensation: In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share - Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for our fiscal year beginning January 1, 2016, and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operation or cash flows.
Disclosures of Going Concern Uncertainties: In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for our fiscal year ending December 31, 2016, with early adoption permitted. We do not expect the adoption of this standard to have an impact on our consolidated financial statements.

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

The segment classified as Other includes several units, none of which meet the thresholds for separate segment reporting. This group includes paper sales in our developing market countries, Wide Format Systems, licensing revenues, Global Imaging Systems (GIS) network integration solutions and electronic presentation systems, non-allocated corporate items including non-financing interest, and other items included in Other expenses, net.
Operating segment revenues and profitability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Segment Revenue	Segment Profit (Loss)	Segment Revenue	Segment Profit(Loss)
2014
Services	$2,948	$262	$8,852	$769
Document Technology	2,029	285	6,199	841
Other	143	(85)	449	(211)
Total	$5,120	$462	$15,500	$1,399
2013
Services	$2,932	$292	$8,787	$865
Document Technology	2,159	261	6,557	692
Other	144	(56)	449	(186)
Total	$5,235	$497	$15,793	$1,371

Xerox 2014 Form 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Pre-tax Income	2014	2013	2014	2013
Segment Profit	$462	$497	$1,399	$1,371
Reconciling items:
Restructuring and related costs(1)	(34)	(35)	(109)	(60)
Restructuring charges of Fuji Xerox	(1)	(3)	(3)	(8)
Amortization of intangible assets	(85)	(83)	(253)	(249)
Litigation matters (Q1 2013 only)	—	—	—	37
Equity in net income of unconsolidated affiliates	(44)	(43)	(119)	(126)
Other	2	1	1	2
Pre-tax Income	$300	$334	$916	$967
__________________________

(1)
Includes Restructuring and asset impairment charges of $28 and $93 for the three and nine months ended September 30, 2014, respectively, and Business transformation costs of $6 and $16 for the three and nine months ended September 30, 2014, respectively. Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs.

Note 4 – Acquisitions

In September 2014, we acquired Consilience Software, Inc. (Consilience) for approximately $25 in cash. The acquisition of Consilience provides case management and workflow automation software solutions to the public sector. Consilience's proprietary Maven Case Management software system uses data and process analytics to help government agencies extract more value from their information. The intelligent case management system automates workflows for document- and labor-intensive processes and integrates previously siloed legacy systems for accelerated decision-making.

In May 2014, we acquired ISG Holdings, Inc. (ISG) for approximately $225 in cash. The acquisition of ISG enhances our Services segment by providing a comprehensive workers' compensation suite of offerings to the property and casualty sector. In addition, the acquisition expands our services to property and casualty insurance carriers, third-party administrators, managed care services providers, governments and self-administered employers which require comprehensive reviews of medical bills and implementation of care management plans stemming from workers’ compensation claims.

In January 2014, we acquired Invoco Holding GmbH (Invoco), a German company, for approximately $54 (€40 million) in cash. The acquisition of Invoco expands our European customer care services and provides our global customers immediate access to German-language customer care services and provides Invoco's existing customers access to our broad business process outsourcing capabilities.

ISG and Invoco are included in our Services segment. Additionally, our Services segment acquired one additional business for approximately $2 in cash during the nine months ended September 30, 2014.

The operating results of these acquisitions are not material to our financial statements and are included within our results from their acquisition dates. The purchase prices were allocated primarily to intangible assets and goodwill based on third-party valuations and management’s estimates.

Note 5 – Divestitures

During third quarter 2014, we completed the closure of Xerox Audio Visual Solutions, Inc. (XAV), a small audio visual business within our GIS subsidiary, and recorded a net pre-tax loss on disposal of $1. XAV provided audio visual equipment and services to enterprise and government customers. As a result of this closure, we reported XAV as a Discontinued Operation and reclassified its results from the Other segment to Discontinued Operations in the third quarter 2014.

In May 2014, we sold our Truckload Management Services (TMS) business for $15 and recorded a net pre-tax loss on disposal of $1. TMS provided document capture and submission solutions as well as campaign management, media buying and digital marketing services to the long haul trucking and transportation industry. As a result of this

Xerox 2014 Form 10-Q

transaction we reported this business as a Discontinued Operation and reclassified its results from the Services segment to Discontinued Operations in the second quarter 2014.

In 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American and European Paper businesses. As a result of these transactions, we reported these paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations in 2013. We recorded a net pre-tax loss on disposal of $25 in 2013 for the disposition of these businesses - $23 in second quarter and $2 in the fourth quarter. In 2014, we recorded income of $1 primarily representing adjustments of amounts previously recorded for the loss on this disposal due to changes in estimates.

Summarized financial information for our Discontinued Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$6	$109	$45	$442
(Loss) Income from operations	(1)	—	(1)	4
Loss on disposal	(1)	(1)	(1)	(22)
Net Loss Before Income Taxes	(2)	(1)	(2)	(18)
Income tax (benefit) expense	(1)	—	1	4
Loss From Discontinued Operations, Net of Tax	$(1)	$(1)	$(3)	$(22)

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2014	December 31, 2013
Amounts billed or billable	$2,760	$2,651
Unbilled amounts	364	390
Allowance for doubtful accounts	(98)	(112)
Accounts Receivable, Net	$3,026	$2,929

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at September 30, 2014 and December 31, 2013 were approximately $996 and $1,054, respectively.

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

Xerox 2014 Form 10-Q

All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to its short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Condensed Consolidated Balance Sheets and were $103 and $121 at September 30, 2014 and December 31, 2013, respectively.
Under most of the arrangements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivable sold and derecognized from our balance sheet, $641 and $723 remained uncollected as of September 30, 2014 and December 31, 2013, respectively.
Accounts receivable sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accounts receivable sales	$696	$814	$2,244	$2,587
Deferred proceeds	94	125	314	384
Loss on sales of accounts receivable	4	4	12	13
Estimated decrease to operating cash flows(1)	(22)	(75)	(42)	(42)
__________________________

(1)	Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter and (iii) currency.
Note 7 - Finance Receivables, Net
Sale of Finance Receivables
In the third and fourth quarters of 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. The transfers were accounted for as sales with derecognition of the associated lease receivables. There were no finance receivable transfers in the nine months ending September 30, 2014. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables.

The following is a summary of our prior sales activity:

	Year Ended December 31,
	2013	2012
Net carrying value (NCV) sold	$676	$682
Allowance included in NCV	17	18
Cash proceeds received	635	630
Beneficial interests received	86	101
Pre-tax gain on sales	40	44
Net fees and expenses	5	5
The principal value of the finance receivables derecognized from our balance sheet was $654 and $1,006 at September 30, 2014 and December 31, 2013, respectively (sales value of approximately $711 and $1,098, respectively).

Xerox 2014 Form 10-Q

The lease portfolios transferred and sold were all from our Document Technology segment, and the gains on these sales were reported in Financing revenues within the Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests, which were $93 and $150 at September 30, 2014 and December 31, 2013, respectively, and are included in Other current assets and Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Beneficial interests of $77 and $124 at September 30, 2014 and December 31, 2013, respectively, are held by bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Condensed Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity, and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.

The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash received for sales of finance receivables(1)	$—	$384	$—	$384
Impact from prior sales of finance receivables(2)	(125)	(84)	(411)	(258)
Collections on beneficial interest	23	16	74	43
Estimated (Decrease) Increase to Operating Cash Flows	$(102)	$316	$(337)	$169
____________________________

(1)	Net of beneficial interest, fees and expenses.

(2)	Represents cash that would have been collected had we not sold finance receivables.
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

Xerox 2014 Form 10-Q

The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2013	$45	$22	$81	$6	$154
Provision	3	2	7	3	15
Charge-offs	(1)	(4)	(5)	(2)	(12)
Recoveries and other(1)	1	—	—	—	1
Balance at March 31, 2014	$48	$20	$83	$7	$158
Provision	1	2	11	1	15
Charge-offs	—	(4)	(8)	1	(11)
Recoveries and other(1)	—	2	—	—	2
Balance at June 30, 2014	$49	$20	$86	$9	$164
Provision	(1)	2	7	2	10
Charge-offs	(2)	(2)	(7)	(1)	(12)
Recoveries and other(1)	1	1	(6)	(1)	(5)
Balance at September 30, 2014	$47	$21	$80	$9	$157
Finance receivables as of September 30, 2014 collectively evaluated for impairment(2)	$1,699	$404	$1,952	$363	$4,418

Balance at December 31, 2012	$50	$31	$85	$4	$170
Provision	2	2	9	—	13
Charge-offs	(2)	(4)	(15)	—	(21)
Recoveries and other(1)	1	—	(3)	—	(2)
Balance at March 31, 2013	$51	$29	$76	$4	$160
Provision	6	3	10	2	21
Charge-offs	(2)	(3)	(14)	(1)	(20)
Recoveries and other(1)	(1)	—	2	—	1
Balance at June 30, 2013	$54	$29	$74	$5	$162
Provision	3	3	12	1	19
Charge-offs	(3)	(4)	(12)	—	(19)
Recoveries and other(1)	1	2	2	(1)	4
Sale of finance receivables	(12)	—	—	—	(12)
Balance at September 30, 2013	$43	$30	$76	$5	$154
Finance receivables as of September 30, 2013 collectively evaluated for impairment(2)	$1,587	$696	$2,279	$270	$4,832
 __________________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $0 and $1, and the allowance for credit losses of $157 and $154 at September 30, 2014 and 2013, respectively.

(3)	Includes developing market countries and smaller units.

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	September 30, 2014				December 31, 2013
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$188	$143	$52	$383	$189	$102	$34	$325
Government and education	600	14	4	618	656	12	3	671
Graphic arts	139	72	97	308	142	59	108	309
Industrial	96	34	19	149	92	28	15	135
Healthcare	80	25	14	119	74	25	16	115
Other	55	37	30	122	55	27	29	111
Total United States	1,158	325	216	1,699	1,208	253	205	1,666
Finance and other services	49	26	11	86	46	18	11	75
Government and education	78	8	2	88	96	9	1	106
Graphic arts	54	48	36	138	56	52	48	156
Industrial	23	12	5	40	23	12	6	41
Other	33	15	4	52	29	9	5	43
Total Canada(1)	237	109	58	404	250	100	71	421
France	255	272	123	650	282	314	122	718
U.K./Ireland	170	170	35	375	199	171	42	412
Central(2)	245	299	38	582	287	394	43	724
Southern(3)	73	153	43	269	102	187	58	347
Nordics(4)	26	50	—	76	46	42	3	91
Total Europe	769	944	239	1,952	916	1,108	268	2,292
Other	202	132	29	363	226	69	9	304
Total	$2,366	$1,510	$542	$4,418	$2,600	$1,530	$553	$4,683
_____________________________

(1)
Historically, the Company had included certain Canadian customers with graphic arts activity in their industry sector. In 2014, these customers were reclassified to Graphic Arts to better reflect their primary business activity. The December 31, 2013 amounts have been revised to reclassify $33 of graphic arts customers from Finance and Other Services and to reclassify $38 from Industrial to be consistent with the September 30, 2014 presentation.

(2)	Switzerland, Germany, Austria, Belgium and Holland.

(3)	Italy, Greece, Spain and Portugal.

(4)	Sweden, Norway, Denmark and Finland.

Xerox 2014 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	September 30, 2014
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$9	$2	$1	$12	$371	$383	$12
Government and education	18	3	2	23	595	618	20
Graphic arts	15	1	—	16	292	308	9
Industrial	4	1	1	6	143	149	6
Healthcare	4	1	—	5	114	119	5
Other	3	1	—	4	118	122	4
Total United States	53	9	4	66	1,633	1,699	56
Canada	3	2	1	6	398	404	15
France	1	3	6	10	640	650	43
U.K./Ireland	—	3	—	3	372	375	1
Central(1)	5	1	1	7	575	582	19
Southern(2)	17	6	6	29	240	269	23
Nordics(3)	1	—	—	1	75	76	5
Total Europe	24	13	13	50	1,902	1,952	91
Other	9	1	—	10	353	363	—
Total	$89	$25	$18	$132	$4,286	$4,418	$162

	December 31, 2013
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$1	$10	$315	$325	$12
Government and education	17	4	3	24	647	671	34
Graphic arts	12	1	—	13	296	309	5
Industrial	3	1	1	5	130	135	6
Healthcare	3	1	—	4	111	115	5
Other	3	1	—	4	107	111	3
Total United States	45	10	5	60	1,606	1,666	65
Canada	4	3	3	10	411	421	19
France	—	—	—	—	718	718	40
U.K./Ireland	1	1	—	2	410	412	2
Central(1)	3	2	3	8	716	724	23
Southern(2)	21	5	7	33	314	347	45
Nordics(3)	2	—	—	2	89	91	—
Total Europe	27	8	10	45	2,247	2,292	110
Other	8	1	—	9	295	304	—
Total	$84	$22	$18	$124	$4,559	$4,683	$194
 _____________________________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2014 Form 10-Q

Note 8 – Inventories
The following is a summary of Inventories by major category:

	September 30, 2014	December 31, 2013
Finished goods	$899	$837
Work-in-process	68	60
Raw materials	102	101
Total Inventories	$1,069	$998

Note 9 – Investment in Affiliates, at Equity
Our equity in net income of our unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fuji Xerox	$41	$40	$111	$117
Other investments	3	3	8	9
Total Equity in Net Income of Unconsolidated Affiliates	$44	$43	$119	$126
Fuji Xerox
Equity in net income of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Condensed financial data of Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Summary of Operations:
Revenues	$2,872	$2,909	$8,600	$8,653
Costs and expenses	2,612	2,670	7,923	7,960
Income before income taxes	260	239	677	693
Income tax expense	87	72	212	197
Net Income	173	167	465	496
Less: Net income – noncontrolling interests	1	1	3	4
Net Income – Fuji Xerox	$172	$166	$462	$492
Weighted Average Exchange Rate(1)	104.07	98.89	102.97	96.61
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2014 Form 10-Q

Note 10 – Restructuring Programs
During the nine months ended September 30, 2014, we recorded net restructuring and asset impairment charges of $93, which included approximately $99 of severance costs related to headcount reductions of approximately 3,500 employees worldwide, $4 of lease cancellations and $7 of asset impairments. These costs were offset by $17 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity during the nine months ended September 30, 2014 is outlined below:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(2)	Total
Balance at December 31, 2013	$109	$7	$—	$116
Provision	99	4	7	110
Reversals	(15)	(2)	—	(17)
Net Current Period Charges(1)	84	2	7	93
Charges against reserve and currency	(105)	(4)	(7)	(116)
Balance at September 30, 2014	$88	$5	$—	$93
 _____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown.

(2)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
Reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Charges against reserve	$(35)	$(34)	$(116)	$(107)
Asset impairments	—	—	7	—
Effects of foreign currency and other non-cash items	4	—	6	—
Restructuring Cash Payments	$(31)	$(34)	$(103)	$(107)

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Services	$6	$10	$20	$18
Document Technology	20	25	62	42
Other	2	—	11	—
Total Net Restructuring Charges	$28	$35	$93	$60

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

Credit facility

On March 18, 2014, we entered into an Amended and Restated Credit Agreement that extended the maturity date of our $2.0 billion unsecured revolving Credit Facility to March 18, 2019 from December 2016. The amendment also included modest improvements in pricing and minor changes in the composition of the group of lenders. The amended and restated Credit Facility retains certain provisions from the existing Credit Facility, including the $300 letter of credit sub-facility and the accordion feature that would allow us to increase (from time to time, with willing lenders) the overall size of the facility up to an aggregate amount not to exceed $2.75 billion. We also have the right to request a one year extension on each of the first and second anniversary of the amendment date.

We deferred $7 of debt issuance costs in connection with this amendment, which includes approximately $4 of unamortized deferred debt issue costs associated with the existing Credit Facility. The write-off of debt issuance costs associated with lenders that reduced their participation in the amended and restated Credit Facility was not material.

At September 30, 2014, we had no outstanding borrowings or letters of credit under our Credit Facility.

Interest Expense and Income
Interest expense and interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense(1)	$92	$100	$288	$308
Interest income(2)	98	136	301	373
____________

(1)	Includes Equipment financing interest as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Net Payments on Debt
Net payments on debt as shown on the Condensed Consolidated Statements of Cash Flows was as follows:

	Nine Months Ended September 30,
	2014	2013
Net (payments) proceeds on short-term debt	$(4)	$6
Proceeds from issuance of long-term debt	778	102
Payments on long-term debt(1)	(1,109)	(1,039)
Net Payments on Debt	$(335)	$(931)
____________

(1)	Includes current maturities.

Xerox 2014 Form 10-Q

Note 12 – Financial Instruments
Interest Rate Risk Management

We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges

As of September 30, 2014, pay variable/receive fixed interest rate swaps with notional amounts of $300 and net fair value of $0 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2014. We did not have any interest rate swaps outstanding at December 31, 2013.

The following is a summary of our fair value hedges at September 30, 2014:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$—	2.43%	4.5%	Libor	2021
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
Summary of Foreign Exchange Hedging Positions

At September 30, 2014, we had outstanding forward exchange and purchased option contracts with gross notional values of $3,205, which is reflective of the amounts that are normally outstanding at any point during the year. Approximately 85% of these contracts mature within three months, 8% in three to six months and 7% in six to twelve months.

Xerox 2014 Form 10-Q

The following is a summary of the primary hedging positions and corresponding fair values as of September 30, 2014:

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$703	$(13)
Japanese Yen/U.S. Dollar	480	(27)
U.S. Dollar/Euro	415	14
Canadian Dollar/Euro	380	26
Japanese Yen/Euro	349	(1)
Euro/U.S. Dollar	284	1
U.K. Pound Sterling/Euro	158	2
Swiss Franc/Euro	62	—
Philippine Peso/U.S. Dollar	62	(1)
Mexican Peso/U.S. Dollar	51	(1)
Indian Rupee/U.S. Dollar	49	—
Euro/Danish Krone	25	—
Mexican Peso/Euro	22	1
Euro/Canadian Dollar	22	(1)
U.S. Dollar/Canadian Dollar	21	—
All Other	122	1
Total Foreign Exchange Hedging	$3,205	$1
__________________

(1)	Represents the net receivable (payable) amount included in the Condensed Consolidated Balance Sheet at September 30, 2014.
Foreign Currency Cash Flow Hedges

We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net asset (liability) fair value of these contracts was $16 and $(50) as of September 30, 2014 and December 31, 2013, respectively.

Xerox 2014 Form 10-Q

Summary of Derivative Instruments Fair Value

The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$40	$1
	Other current liabilities	(25)	(51)
Currency options	Other current assets	1	—
Interest rate swaps	Other long-term assets	—	—

	Net Designated Derivative Asset (Liability)	$16	$(50)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$8	$5
	Other current liabilities	(23)	(19)
	Net Undesignated Derivative Liability	$(15)	$(14)

Summary of Derivatives	Total Derivative Assets	$49	$6
	Total Derivative Liabilities	(48)	(70)
	Net Derivative Asset (Liability)	$1	$(64)
Summary of Derivative Instruments Gains (Losses)

Derivative gains (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)

The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Derivative Instruments	2014	2013	2014	2013
Fair Value Hedges - Interest rate contracts
Derivative (loss) recognized in interest expense	$(2)	$—	$—	$—
Hedged item gain recognized in interest expense	2	—	—	—

Cash Flow Hedges - Foreign exchange forward contracts and options
Derivative (loss) gain recognized in OCI (effective portion)	$(19)	$(13)	$10	$(81)
Derivative (loss) reclassified from AOCI to income - Cost of sales (effective portion)	(3)	(35)	(32)	(89)

Xerox 2014 Form 10-Q

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain (loss) was included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At September 30, 2014, a net after-tax loss of $5 was recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)

Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain (Loss)	2014	2013	2014	2013
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$1	$(12)	$1	$(45)
Net Currency gains and losses are included in Other expenses, net and include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the re-measurement of foreign currency-denominated assets and liabilities. During the three and nine months ended September 30, 2014, Currency losses, net were $1 and $1, respectively. During the three and nine months ended September 30, 2013, Currency gains, net were $0 and $7, respectively.

Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2014	December 31, 2013
Assets:
Foreign exchange contracts-forwards	$48	$6
Currency options	1	—
Deferred compensation investments in cash surrender life insurance	93	88
Deferred compensation investments in mutual funds	31	28
Total	$173	$122
Liabilities:
Foreign exchange contracts-forwards	$48	$70
Deferred compensation plan liabilities	131	125
Total	$179	$195
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

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,015	$1,015	$1,764	$1,764
Accounts receivable, net	3,026	3,026	2,929	2,929
Short-term debt	1,305	1,317	1,117	1,126
Long-term debt	6,355	6,802	6,904	7,307
The fair value amounts for Cash and cash equivalents and Accounts receivable, net approximate carrying amounts due to the short maturities of these instruments. The fair value of Short and Long-term debt was estimated based on quoted market prices for publicly-traded securities or on the current rates offered to us for debt of similar maturities. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2014	2013	2014	2013	2014	2013
Service cost	$2	$2	$9	$24	$2	$2
Interest cost	39	37	71	64	9	8
Expected return on plan assets	(41)	(41)	(88)	(78)	—	—
Recognized net actuarial loss	5	2	13	20	1	—
Amortization of prior service credit	—	(1)	(1)	(1)	(11)	(10)
Recognized curtailment loss	—	—	1	—	—	—
Recognized settlement loss	13	20	—	—	—	—
Defined Benefit Plans	18	19	5	29	1	—
Defined contribution plans	17	15	13	7	—	—
Net Periodic Benefit Cost	35	34	18	36	1	—

Other changes in plan assets and benefit obligations recognized in Other Comprehensive (Loss) Income:
Net actuarial loss(1)	25	—	—	—	—	—
Amortization of prior service credit	—	1	1	1	11	10
Amortization of net actuarial loss	(18)	(22)	(13)	(20)	(1)	—
Total Recognized in Other Comprehensive (Loss) Income(2)	7	(21)	(12)	(19)	10	10
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Loss) Income	$42	$13	$6	$17	$11	$10

Xerox 2014 Form 10-Q

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2014	2013	2014	2013	2014	2013
Service cost	$7	$7	$26	$69	$6	$7
Interest cost	117	109	207	193	27	25
Expected return on plan assets	(121)	(130)	(260)	(235)	—	—
Recognized net actuarial loss	13	16	41	58	1	1
Amortization of prior service credit	(1)	(1)	(2)	(1)	(32)	(32)
Recognized curtailment loss (gain)	—	—	1	(6)	—	—
Recognized settlement loss	38	99	—	—	—	—
Defined Benefit Plans	53	100	13	78	2	1
Defined contribution plans	49	53	33	20	—	—
Net Periodic Benefit Cost	102	153	46	98	2	1

Other changes in plan assets and benefit obligations recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)(1)	322	11	—	—	—	(36)
Amortization of prior service credit	1	1	2	1	32	32
Amortization of net actuarial loss	(51)	(115)	(41)	(58)	(1)	(1)
Total Recognized in Other Comprehensive (Loss) Income(2)	272	(103)	(39)	(57)	31	(5)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Loss) Income	$374	$50	$7	$41	$33	$(4)
_____________________________

(1)
The net actuarial loss (gain) for U.S. Plans primarily reflect i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements; and ii) adjustments for the actual valuation results based on January 1st plan census data.

(2)	Amounts represent the pre-tax effect included within Other comprehensive income. Refer to Note 16 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.
Contributions

During the nine months ended September 30, 2014, we made cash contributions of $206 ($78 U.S. and $128 Non-U.S.) to our defined benefit pension plans and $51 to our retiree health benefit plans. We presently anticipate additional cash contributions of $44 ($12 U.S. and $32 Non-U.S.) to our defined benefit pension plans and $20 to our retiree health benefit plans in 2014 for total full-year cash contributions of approximately $250 ($90 U.S. and $160 Non-U.S.) to our defined benefit pension plans and $71 to our retiree health benefit plans. In 2013, full-year cash contributions to our defined benefit pension plans were $230 ($27 U.S. and $203 Non-U.S.) and $77 to our retiree health benefit plans.

Xerox 2014 Form 10-Q

Note 15 – Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$1,210	$5,282	$(252)	$8,839	$(2,779)	$12,300	$119	$12,419
Comprehensive income (loss), net	—	—	—	813	(449)	364	16	380
Cash dividends declared- common stock(2)	—	—	—	(222)	—	(222)	—	(222)
Cash dividends declared - preferred stock(3)	—	—	—	(18)	—	(18)	—	(18)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	13	86	—	—	—	99	—	99
Payments to acquire treasury stock, including fees	—	—	(730)	—	—	(730)	—	(730)
Cancellation of treasury stock	(64)	(666)	730	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Balance at September 30, 2014	$1,160	$4,710	$(252)	$9,412	$(3,228)	$11,802	$106	$11,908

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$1,239	$5,622	$(104)	$7,991	$(3,227)	$11,521	$143	$11,664
Comprehensive income (loss), net	—	—	—	853	(50)	803	15	818
Cash dividends declared-common stock(2)	—	—	—	(218)	—	(218)	—	(218)
Cash dividends declared-preferred stock(3)	—	—	—	(18)	—	(18)	—	(18)
Stock option and incentive plans, net	24	106	—	—	—	130	—	130
Payments to acquire treasury stock, including fees	—	—	(172)	—	—	(172)	—	(172)
Cancellation of treasury stock	(16)	(98)	114	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Balance at September 30, 2013	$1,247	$5,630	$(162)	$8,608	$(3,277)	$12,046	$134	$12,180
_____________________________

(1)	Refer to Note 16 - Other Comprehensive (Loss) Income for components of AOCL.

(2)	Cash dividends declared on common stock of $0.0625 per share in each quarter of 2014 and $0.0575 per share in each quarter of 2013.

(3)	Cash dividends declared on preferred stock of $20.00 per share in each quarter of 2014 and 2013.
Treasury Stock
The following is a summary of the purchases of common stock made during the nine months ended September 30, 2014 under our authorized stock repurchase programs (shares in thousands):

	Shares	Amount
December 31, 2013	22,001	$252
Purchases (1)	60,926	730
Cancellations	(63,915)	(730)
September 30, 2014	19,012	$252
____________________________

(1)	Includes associated fees.

Xerox 2014 Form 10-Q

Note 16 - Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(494)	$(492)	$266	$269	$(400)	$(401)	$(185)	$(178)
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges - (losses) gains	(19)	(10)	(13)	(11)	10	10	(81)	(57)
Changes in cash flow hedges reclassed to earnings(1)	3	2	35	24	32	23	89	62
Other (losses) gains	(1)	(1)	1	1	(1)	(1)	2	2
Net Unrealized (Losses) Gains	(17)	(9)	23	14	41	32	10	7

Defined Benefit Plans (Losses) Gains:
Net actuarial (loss) gain	(25)	(15)	—	—	(322)	(198)	25	15
Prior service amortization(2)	(12)	(8)	(12)	(7)	(35)	(22)	(34)	(21)
Actuarial loss amortization(2)	32	22	42	29	93	63	174	116
Fuji Xerox changes in defined benefit plans, net(3)	4	4	11	11	34	34	7	7
Other gains (losses)(4)	70	70	(71)	(71)	42	42	4	4
Change in Defined Benefit Plans Gains (Losses)	69	73	(30)	(38)	(188)	(81)	176	121

Other Comprehensive (Loss) Income	(442)	(428)	259	245	(547)	(450)	1	(50)
Less: Other comprehensive loss attributable to noncontrolling interests	(2)	(2)	—	—	(1)	(1)	—	—
Other Comprehensive (Loss) Income Attributable to Xerox	$(440)	$(426)	$259	$245	$(546)	$(449)	$1	$(50)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial gains (losses), prior service credits and tax effect included in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2014	December 31, 2013
Cumulative translation adjustments	$(1,410)	$(1,010)
Benefit plans net actuarial losses and prior service credits(1)	(1,813)	(1,732)
Other unrealized losses, net	(5)	(37)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(3,228)	$(2,779)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2014 Form 10-Q

Note 17 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$267	$287	$816	$875
Accrued dividends on preferred stock	(6)	(6)	(18)	(18)
Adjusted Net Income From Continuing Operations Available to Common Shareholders	261	281	798	857
Net loss from discontinued operations attributable to Xerox	(1)	(1)	(3)	(22)
Adjusted Net Income Available to Common Shareholders	$260	$280	$795	$835
Weighted-average common shares outstanding	1,149,113	1,236,485	1,163,442	1,230,787
Basic Earnings (Loss) per Share:
Continuing operations	$0.23	$0.23	$0.69	$0.70
Discontinued operations	—	—	(0.01)	(0.02)
Total	$0.23	$0.23	$0.68	$0.68

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$267	$287	$816	$875
Accrued dividends on preferred stock	—	—	—	—
Interest on convertible securities, net	—	—	—	1
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$267	$287	$816	$876
Net loss from discontinued operations attributable to Xerox	(1)	(1)	(3)	(22)
Adjusted Net Income Available to Common Shareholders	$266	$286	$813	$854
Weighted-average common shares outstanding	1,149,113	1,236,485	1,163,442	1,230,787
Common shares issuable with respect to:
Stock options	2,793	5,225	3,177	5,422
Restricted stock and performance shares	13,533	14,910	14,363	18,429
Convertible preferred stock	26,966	26,966	26,966	26,966
Convertible securities	—	1,992	—	1,992
Adjusted Weighted Average Common Shares Outstanding	1,192,405	1,285,578	1,207,948	1,283,596
Diluted Earnings (Loss) per Share:
Continuing operations	$0.22	$0.22	$0.68	$0.68
Discontinued operations	—	—	(0.01)	(0.01)
Total	$0.22	$0.22	$0.67	$0.67

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive (shares in thousands):
Stock options	4,143	13,102	3,759	12,905
Restricted stock and performance shares	18,958	12,016	18,128	8,497
Total Anti-Dilutive Securities	23,101	25,118	21,887	21,402

Dividends per Common Share	$0.0625	$0.0575	$0.1875	$0.1725

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
As of September 30, 2014, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of any related interest, amounted to approximately $884, with the decrease from December 31, 2013 balance of approximately $933 primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $884, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of September 30, 2014, we had $153 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $18 and additional letters of credit of approximately $257, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.

Litigation Against the Company
In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) was pending in the United States District Court for the District of Connecticut (the "Court"). Defendants were the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action was a class action on behalf of all persons and entities who purchased Xerox Corporation common stock during the period October 22, 1998 through October 7, 1999 inclusive ("Class Period") and who suffered a loss as a result of misrepresentations or omissions by Defendants as alleged by Plaintiffs (the “Class”). The Class alleged that in violation of Section 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (1934 Act), and SEC Rule 10b-5 thereunder, each of the defendants was liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleged that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and

Xerox 2014 Form 10-Q

(iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint sought unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refiling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius ("Agius") and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after a pre-filing conference to identify factual disputes the Court would be required to resolve in ruling on the motion. After that conference and Agius’s withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification. In April 2008, defendants filed their response and motion to disqualify Milberg LLP as a lead counsel. On September 30, 2008, the Court entered an order certifying the class and denying the appointment of Milberg LLP as class counsel. Subsequently, on April 9, 2009, the Court denied defendants’ motion to disqualify Milberg LLP. On November 6, 2008, the defendants filed a motion for summary judgment. On March 29, 2013, the Court granted defendants' motion for summary judgment in its entirety. On April 26, 2013, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On September 8, 2014, the Second Circuit affirmed the District Court's decision dismissing the action. At this time, we do not believe it is reasonably possible that we will incur additional material losses in excess of the amount we have already accrued for this matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or a settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment or settlement occurs.
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
Other Contingencies
We have issued or provided the following guarantees as of September 30, 2014:

•
$479 for letters of credit issued to (i) guarantee our performance under certain services contracts; (ii) support certain insurance programs; and (iii) support our obligations related to the Brazil tax and labor contingencies.

•
$742 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations.

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

We have service arrangements where we service third party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third party. At September 30, 2014, we serviced a FFEL portfolio of approximately 2.9 million loans with an outstanding principal balance of approximately $41.3 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of September 30, 2014, other current liabilities included reserves of approximately $2 for losses on defaulted loans purchased.

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

Overview
Third quarter 2014 results continue to reflect the benefits of our diversified portfolio of businesses. We had strong profitability from our Document Technology segment and a sequential improvement in Services segment margin, although the Services segment results were below the prior year and expectations. Overall, we continue to capture the benefits from productivity improvements and restructuring actions, as well as lower benefit expenses on our overall cost base.
Total revenue of $5.1 billion for the three months ended September 30, 2014 declined 2% from the prior year with no impact from currency. Services segment revenues increased 1%, including a 1% positive impact from currency primarily due to growth in Business Processing Outsourcing (BPO) services. Services segment revenues represented 57% of total revenues. Services segment margin of 8.9% decreased 1.1-percentage points as compared to the prior year primarily due to higher costs associated with our government healthcare Medicaid platform, changes in certain Information Technology Outsourcing (ITO) contracts and higher compensation. Document Technology segment revenues declined by 6% with no impact from currency. The decline reflects product launch timing, the continued migration of customers to Xerox managed print services (included in our Services segment), weakness in developing markets, moderate price and page declines, and the impacts from the prior period sales of finance receivables and lower originations. Document Technology segment margin of 14.0% increased by 1.9-percentage points as compared to the prior year, reflecting the continued benefits from productivity improvements and restructuring, lower pension expense and favorable currency impacts.
Total revenue of $15.5 billion for the nine months ended September 30, 2014 declined 2% from the prior year with no impact from currency. Services segment revenues increased 1% as compared to the prior year with a 1% positive impact from currency as growth in Document Outsourcing (DO) was partially offset by flat BPO and ITO revenue. Services segment margin of 8.7% decreased 1.1-percentage points as compared to the prior year. Document Technology segment revenues declined by 5% with a 1% positive impact from currency. Document Technology segment margin of 13.6% increased 3-percentage points as compared to the prior year, reflecting the benefits from productivity improvements and restructuring, lower pension expense and favorable currency impacts.
Net income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2014 was $267 million and $816 million, respectively, and included $53 million and $157 million, respectively, of after-tax amortization of intangibles. Net income from continuing operations attributable to Xerox for the three and nine months ended September 30, 2013 was $287 million and $875 million, respectively, and included $52 million and $154 million, respectively, of after-tax amortization of intangibles.

Xerox 2014 Form 10-Q

Cash flow from operations was $1,206 million for the nine months ended September 30, 2014, as compared to $1,407 million in the prior year period. The $201 million decrease primarily reflects the impact from the prior years sales of finance receivables partially offset by lower cash usage for working capital (accounts receivable, inventory and accounts payables). Cash used in investing activities of $574 million reflects capital expenditures of $338 million and acquisitions of $306 million partially offset by $59 million of proceeds primarily from the sale of surplus properties and the sale of a business. Cash used in financing activities was $1,327 million, reflecting $335 million for net payments on debt, $236 million for dividends and $730 million for share repurchases.
Our 2014 priorities and focus remain consistent as follows:

•	Services - improving growth and profit through improved operational execution, portfolio management and cost productivity.

•	Document Technology - capitalizing on the most advantaged segments of the business to maintain our leadership position in the industry while maintaining strong profitability.

•	Maintaining consistent and strong cash flow from operations.
We expect full year 2014 revenue to decline by low-single digits. Full year 2014 earnings will reflect a lower Services segment margin offset by a strong Document Technology segment margin. We will continue to improve our cost infrastructure and align our investments and capital consistent with expected market opportunities.

Financial Review

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	% Change	2014	2013	% Change	% of Total Revenue 2014	% of Total Revenue 2013
Equipment sales	$748	$810	(8)%	$2,244	$2,389	(6)%	14%	15%
Annuity revenue	4,372	4,425	(1)%	13,256	13,404	(1)%	86%	85%
Total Revenue	$5,120	$5,235	(2)%	$15,500	$15,793	(2)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales	$1,279	$1,360	(6)%	$3,891	$4,084	(5)%
Less: Supplies, paper and other sales	(531)	(550)	(3)%	(1,647)	(1,695)	(3)%
Equipment Sales	$748	$810	(8)%	$2,244	$2,389	(6)%
Outsourcing, maintenance and rentals	$3,745	$3,742	—%	$11,315	$11,345	—%
Add: Supplies, paper and other sales	531	550	(3)%	1,647	1,695	(3)%
Add: Financing	96	133	(28)%	294	364	(19)%
Annuity Revenue	$4,372	$4,425	(1)%	$13,256	$13,404	(1)%

Xerox 2014 Form 10-Q

Third quarter 2014 Total revenues decreased 2% as compared to third quarter 2013, with no impact from currency, and reflected the following:

•	Annuity revenue decreased 1% as compared to third quarter 2013, with no impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $3,745 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Growth in the Services segment was offset by a decline in the Document Technology segment.

◦
Supplies, paper and other sales of $531 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The decrease of 3% was due to modestly lower supplies demand and a decline in other sales revenue.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. The decrease of 28% is primarily due to a $25 million pre-tax gain on finance receivables sales in third quarter 2013, with the remainder of the decrease reflecting a lower finance receivable balance mostly as a result of lower originations from decreased equipment sales and prior period sales of finance receivables. See "Sales of Finance Receivables" section for further discussion.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue decreased 8% as compared to third quarter 2013, with no impact from currency. The decline was primarily driven by lower sales in entry products due to product launch timing and overall price declines that were within our historical range of 5% to 10%.

Total revenues for the nine months ended September 30, 2014 decreased 2% as compared to the prior year period, with no impact from currency, and reflected the following:

•	Annuity revenue for the nine months ended September 30, 2014 decreased 1% as compared to the prior year period, with no impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue of $11,315 million includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Growth in the Services segment was offset by a decline in the Document Technology segment.

◦
Supplies, paper and other sales of $1,647 million includes unbundled supplies and other sales, primarily within our Document Technology segment. The decrease of 3% was driven by a decline in other sales revenue and moderately lower supplies demand.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. The decrease of 19% is primarily due to a $25 million pre-tax gain on finance receivables sales in third quarter 2013 as well as a lower finance receivable balance mostly as a result of prior period sales of finance receivables and lower originations due to decreased equipment sales. See "Sales of Finance Receivables" section for further discussion.

Equipment sales revenue is reported primarily within our Document Technology segment and the document outsourcing business within our Services segment. Equipment sales revenue decreased 6% as compared to the prior year period, with no impact from currency. Lower installs across the majority of our product groupings and overall price declines that were slightly below our historical range of 5% to 10% contributed to the decline.
Additional analysis of the change in revenue for each business segment is included in the “Segment Review” section.

Xerox 2014 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Total Gross Margin	30.8%	31.5%	(0.7) pts	30.6%	31.2%	(0.6) pts
RD&E as a % of Revenue	2.7%	2.8%	(0.1) pts	2.7%	2.8%	(0.1) pts
SAG as a % of Revenue	18.6%	19.4%	(0.8) pts	18.6%	19.6%	(1.0) pts
Operating Margin(1)	9.5%	9.4%	0.1 pts	9.3%	8.8%	0.5 pts
Pre-tax Income Margin	5.9%	6.4%	(0.5) pts	6.0%	6.1%	(0.1) pts
Operating Margin

Third quarter 2014 operating margin1 of 9.5% increased 0.1-percentage points as compared to third quarter 2013, driven primarily by a 0.9-percentage point improvement in operating expenses as a percent of revenue partially offset by a decline in gross margin of 0.7-percentage points. The operating margin improvement reflects restructuring and productivity improvements and continued benefits from currency mostly offset by lower Services margins from higher government healthcare platform expenses and other platform and resource investments across the Services segment. As anticipated, operating margin also benefited from lower year-over-year pension expense and settlement losses (collectively referred to as "pension expense"), and we expect these benefits to continue through fourth quarter 2014.

Operating margin1 for the nine months ended September 30, 2014 of 9.3% increased 0.5-percentage points as compared to the prior year period, driven primarily by a 1.1-percentage point improvement in operating expenses as a percent of revenue partially offset by a decline in gross margin of 0.6-percentage points. The operating margin improvement reflects restructuring and productivity improvements and continued benefits from currency, offset by pressure on Services margins from higher government healthcare platform expenses, including net non-cash impairment charges as well as platform and resource investments across the Services segment, and the continued run-off of the student loan business. As anticipated, operating margin also benefited from lower year-over-year pension expense and settlement losses (collectively referred to as "pension expense"), and we expect these benefits to continue in the fourth quarter 2014.
(1)Refer to the Operating Margin reconciliation table in the Non-GAAP Financial Measures section.
Gross Margins

Total gross margin for the third quarter 2014 of 30.8% decreased 0.7-percentage points as compared to third quarter 2013. While Document Technology gross margin increased 0.8-percentage points, a 1.1-percentage point decline in Services gross margin, combined with a higher mix of Services revenue, resulted in the overall gross margin reduction.

Gross margin for the nine months ended September 30, 2014 of 30.6% decreased 0.6-percentage points as compared to the prior year period. While the Document Technology gross margin increased 1.4-percentage points, a 1.2 -percentage point decline in Services gross margin, along with the impact of a higher mix of Services revenue, resulted in the overall decrease in gross margin.

Additional analysis of the change in gross margin for each business segment is included in the "Segment Review section".

Xerox 2014 Form 10-Q

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
R&D	$104	$115	$(11)	$329	$358	$(29)
Sustaining engineering	34	30	4	95	90	5
Total RD&E Expenses	$138	$145	$(7)	$424	$448	$(24)

Third quarter 2014 RD&E as a percentage of revenue of 2.7% was lower by 0.1-percentage points from third quarter 2013. The decrease was driven by benefits from the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue) and restructuring and productivity improvements.

RD&E of $138 million was $7 million lower than third quarter 2013, reflecting the impact of restructuring and productivity improvements.

RD&E as a percentage of revenue for the nine months ended September 30, 2014 of 2.7% was lower by 0.1-percentage point from the prior year period. The decrease was driven by benefits from the higher mix of Services revenue (which historically has lower RD&E as a percentage of revenue) and restructuring and productivity improvements.

RD&E of $424 million for the nine months ended September 30, 2014 was $24 million lower than the prior year period, reflecting the impact of restructuring and productivity improvements.

Innovation continues to be a core strength and we continue to invest at levels that enhance our innovation, particularly in Services, color and software. Xerox R&D is strategically coordinated with Fuji Xerox.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 18.6% decreased 0.8-percentage points from third quarter 2013. The decrease was driven by the higher mix of Services revenue (which historically has lower SAG as a percentage of revenue), restructuring and productivity improvements, and lower pension, marketing and bad debt expenses. The net reduction in SAG spending exceeded the overall revenue decline on a percentage basis.

SAG of $951 million was $64 million lower than third quarter 2013. This included a $3 million unfavorable impact from currency for the quarter. SAG expenses reflect the following:

•	$28 million decrease in selling expenses.

•	$27 million decrease in general and administrative expenses.

•	$9 million decrease in bad debt expenses to $18 million. Bad debt expense for the quarter remained less than one percent of receivables.
SAG as a percentage of revenue for the nine months ended September 30, 2014 of 18.6% decreased 1.0-percentage point from the prior year period. The decrease was driven by the higher mix of Services revenue (which historically has lower SAG as a percentage of revenue), restructuring and productivity improvements and lower pension, marketing and bad debt expenses. The net reduction in SAG spending exceeded the overall revenue decline on a percentage basis.

SAG of $2,879 million for the nine months ended September 30, 2014 was $211 million lower than the prior year period and included a $13 million unfavorable impact from currency. SAG expenses reflect the following:

•	$98 million decrease in selling expenses.

•	$82 million decrease in general and administrative expenses.

•	$31 million decrease in bad debt expenses to $54 million, reflecting lower write-offs as well as a first quarter 2014 recovery against a prior period write-off.

Xerox 2014 Form 10-Q

Restructuring and Asset Impairment Charges
During third quarter 2014, we recorded net restructuring and asset impairment charges of $28 million, which includes approximately $30 million of severance costs related to headcount reductions of approximately 1,300 employees worldwide, and $2 million of lease cancellation costs. These costs were partially offset by $4 million of net reversals for changes in estimated reserves from prior period initiatives.
During the nine months ended September 30, 2014, we recorded net restructuring and asset impairment charges of $93 million, which includes $99 million of severance costs related to headcount reductions of approximately 3,500 employees worldwide, $4 million of lease cancellation costs and $7 million of asset impairments. Included within these amounts are approximately $6 million of severance costs and asset impairments associated with the decision to shut down a Services business in Latin America. These costs were offset by $17 million of net reversals primarily resulting from changes in estimated reserves from prior period initiatives.

During third quarter 2013, we recorded net restructuring and asset impairment charges of $35 million, which included approximately $38 million of severance costs related to headcount reductions of approximately 2,100 employees primarily in North America. These costs were partially offset by $3 million of net reversals and adjustments in estimated reserves from prior period initiatives.

During the nine months ended September 30, 2013, we recorded net restructuring and asset impairment charges from continuing operations of $60 million, which included approximately $78 million of severance costs related to headcount reductions of approximately 3,300 employees primarily in North America. These costs were offset by $18 million of net of reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
The restructuring reserve balance as of September 30, 2014 for all programs was $93 million, of which approximately $90 million is expected to be spent over the next twelve months.
We expect to incur additional restructuring charges of approximately $0.02 per diluted share in the fourth quarter of 2014, for actions and initiatives which have not yet been finalized.

Refer to Note 10 - Restructuring Programs, in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment of approximately 144,500 at September 30, 2014 increased approximately 1,400 from December 31, 2013, primarily due to the impact of acquisitions.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Non-financing interest expense	$57	$60	$181	$183
Interest income	(2)	(3)	(7)	(9)
Gains on sales of businesses and assets	(9)	(24)	(39)	(33)
Currency losses (gains), net	1	—	1	(7)
Litigation matters	16	—	14	(37)
Loss on sales of accounts receivable	4	4	12	13
Deferred compensation investment gains	(1)	(6)	(6)	(11)
All other expenses, net	7	7	23	16
Total Other Expenses, Net	$73	$38	$179	$115
Note: Total Other Expenses, Net with the exception of Deferred compensation investment gains are included in the Other segment. Deferred compensation investment (gains) losses are included in the Services segment together with the related deferred compensation expense/income.

Xerox 2014 Form 10-Q

Non-Financing Interest Expense: Non-financing interest expense for the three and nine months ended September 30, 2014 of $57 million and $181 million, respectively, was $3 million lower and $2 million lower, respectively, than the prior year comparable periods. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $8 million and $20 million, respectively, from the prior year comparable period, primarily driven by a lower average debt balance and lower average cost of debt.
Gains on Sales of Businesses and Assets: Gains on sales of businesses and assets was primarily the result of the sale of surplus properties and facilities in the U.S. and Latin America.
Litigation Matters: Litigation matters for the three months ended September 30, 2014 primarily reflects a reserve adjustment related to lawsuits filed in prior years. Litigation matters for the nine months ended September 30, 2013 of $(37) million primarily reflects the benefit resulting from a reserve reduction related to litigation developments in the first quarter 2013.
Income Taxes

The effective tax rate for the three months ended September 30, 2014 was 23.7%. On an adjusted basis1, the three months ended September 30, 2014 tax rate was 26.8%, which was lower than the U.S. statutory tax rate primarily due to a net benefit from foreign tax credits and the geographical mix of profits.

The effective tax rate for the nine months ended September 30, 2014 was 22.1%. On an adjusted basis1, the nine months ended September 30, 2014 tax rate was 25.5%, which was lower than the U.S. statutory tax rate primarily due to a net benefit of approximately $33 million resulting from the redetermination of certain unrecognized tax positions upon conclusion of several audits in the first quarter as well as foreign tax credits from anticipated dividends and the geographical mix of profits.

The effective tax rate for the three and nine months ended September 30, 2013 was 25.4% and 21.0%, respectively. On an adjusted basis1, the tax rate for the three and nine months ended September 30, 2013 was 27.8% and 24.5%, respectively. The adjusted tax rates for the three and nine months of 2013 were lower than the U.S. statutory tax rate primarily due to the benefit of foreign tax credits, partially offset by the discrete impact of $12 million for the U.K. corporate income tax rate reduction and the corresponding adjustment to our deferred tax asset. The adjusted tax rate for the three and nine months of 2013 were reduced by 4 and 2-percentage points, respectively, as a result of the increase in foreign tax credits on anticipated foreign transactions. The adjusted tax rate for the year-to-date period also benefited from the first quarter 2013 recognition of the retroactive tax benefits from the American Taxpayer Relief Act of 2012 tax law change of approximately $19 million.

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

Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of intangibles amortization, we anticipate that our effective tax rate for fourth quarter 2014 will be approximately 23% to 27%, and for full year 2014 we anticipate it will be approximately 24% to 26%.

(1)	Refer to the Effective Tax reconciliation table in the Non-GAAP Financial Measures section.
Equity in Net Income of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Total equity in net income of unconsolidated affiliates	$44	$43	$119	$126
Fuji Xerox after-tax restructuring costs included in equity income	1	3	3	8

Xerox 2014 Form 10-Q

Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox net income. Third quarter 2014 equity income was $44 million, an increase of $1 million compared to third quarter 2013. Third quarter 2014 equity income includes $1 million of charges related to our share of Fuji Xerox after-tax restructuring. The decrease in equity income of $7 million for the nine months ended September 30, 2014 is due in part to a negative impact from currency translation.
Net Income from Continuing Operations
Third quarter 2014 net income from continuing operations attributable to Xerox was $267 million, or $0.22 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $320 million, or $0.27 per diluted share. Third quarter 2014 adjustments to net income reflect the amortization of intangible assets.
Third quarter 2013 net income from continuing operations attributable to Xerox was $287 million, or $0.22 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $339 million, or $0.26 per diluted share. Third quarter 2013 adjustments to net income reflect the amortization of intangible assets.
Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2014 was $816 million, or $0.68 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $973 million, or $0.81 per diluted share, and reflects the adjustment for amortization of intangible assets.

Net income from continuing operations attributable to Xerox for the nine months ended September 30, 2013 was $875 million, or $0.68 per diluted share. On an adjusted basis1, net income from continuing operations attributable to Xerox was $1,029 million, or $0.80 per diluted share, and reflected adjustments for the amortization of intangible assets.

Refer to Note 17 - Earnings per Share, in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.

(1)	Refer to the Net Income and EPS reconciliation table in the Non-GAAP Financial Measures section.
Discontinued Operations

During third quarter 2014, we completed the closure of Xerox Audio Visual Solutions, Inc. (XAV), a small audio visual business within our Global Imaging Systems subsidiary, and recorded a net pre-tax loss on disposal of $1 million. XAV provided audio visual equipment and services to enterprise and government customers. As a result of this closure, we reported XAV as a Discontinued Operation and reclassified its results from the Other segment to Discontinued Operations in third quarter 2014.

In May 2014, we sold our Truckload Management Services, Inc. (TMS) business for $15 million and recorded a net pre-tax loss on disposal of $1 million. TMS provided document capture and submission solutions as well as campaign management, media buying and digital marketing services to the long haul trucking and transportation industry. As a result of this transaction, we reported this business as a Discontinued Operation and reclassified its results from the Services segment to Discontinued Operations in the second quarter 2014.

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

Xerox 2014 Form 10-Q

Net Income
Third quarter 2014 net income attributable to Xerox was $266 million, or $0.22 per diluted share. Third quarter 2013 net income attributable to Xerox was $286 million, or $0.22 per diluted share.
Net income attributable to Xerox for the nine months ended September 30, 2014 was $813 million, or $0.67 per diluted share. Net income attributable to Xerox for the nine months ended September 30, 2013 was $853 million, or $0.67 per diluted share.
Other Comprehensive (Loss) Income
Third quarter 2014 Other comprehensive loss attributable to Xerox was $426 million as compared to $245 million of income in the third quarter 2013. The decrease in income of $671 million was primarily due to losses of $492 million in the third quarter 2014 from the translation of our foreign currency denominated net assets as compared to gains of $269 million in the third quarter 2013. The translation losses were partially offset by net gains of $73 million in the third quarter 2014 from changes in our defined benefit plans as compared to losses of $38 million in the third quarter 2013. The translation losses in third quarter 2014 are primarily the result of a relative weakening of our major foreign currencies as compared to the U.S. Dollar, versus a relative strengthening in the prior year period.
Other comprehensive loss attributable to Xerox for the nine months ended September 30, 2014 was $449 million as compared to $50 million in the prior year period. The increased loss of $399 million was primarily due to losses of $401 million in the nine months ended September 30, 2014 from the translation of our foreign currency denominated net assets as compared to losses of $178 million the prior year period. Other comprehensive loss also included losses of $81 million from changes in our defined benefit plans as compared to gains of $121 million in the prior year period. The translation losses in 2014 and 2013 are primarily the result of a weakening of our major foreign currencies as compared to the U.S. Dollar in both periods.
Refer to Note 14 - Employee Benefit Plans, in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans and related losses and gains.

Segment Review

	Three Months Ended September 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2014
Services	$120	$2,828	$2,948	57%	$262	8.9%
Document Technology	599	1,430	2,029	40%	285	14.0%
Other	29	114	143	3%	(85)	(59.4)%
Total	$748	$4,372	$5,120	100%	$462	9.0%

2013
Services	$132	$2,800	$2,932	56%	$292	10.0%
Document Technology	647	1,512	2,159	41%	261	12.1%
Other	31	113	144	3%	(56)	(38.9)%
Total	$810	$4,425	$5,235	100%	$497	9.5%

Xerox 2014 Form 10-Q

	Nine Months Ended September 30,
(in millions)	Equipment Sales Revenue	Annuity Revenue	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2014
Services	$364	$8,488	$8,852	57%	$769	8.7%
Document Technology	1,789	4,410	6,199	40%	841	13.6%
Other	91	358	449	3%	(211)	(47.0)%
Total	$2,244	$13,256	$15,500	100%	$1,399	9.0%

2013
Services	$357	$8,430	$8,787	56%	$865	9.8%
Document Technology	1,937	4,620	6,557	41%	692	10.6%
Other	95	354	449	3%	(186)	(41.4)%
Total	$2,389	$13,404	$15,793	100%	$1,371	8.7%

Services
Our Services segment comprises three service offerings: Business Process Outsourcing (BPO), Document Outsourcing (DO) and Information Technology Outsourcing (ITO).
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013	Change	2014	2013	Change
Business Processing Outsourcing	$1,786	$1,751	2%	$5,333	$5,316	—%
Document Outsourcing	832	828	—%	2,515	2,448	3%
Information Technology Outsourcing	376	389	(3)%	1,143	1,148	—%
Less: Intra-segment elimination	(46)	(36)	28%	(139)	(125)	11%
Total Services Revenue	$2,948	$2,932	1%	$8,852	$8,787	1%
_______________
Note: The 2013 BPO and ITO revenues have been revised to conform to the 2014 presentation of revenues.

Third quarter 2014 Services revenue of $2,948 million was 57% of total revenue and increased 1% from third quarter 2013, with a 1-percentage point positive impact from currency.

•
BPO revenue increased 2% and represented 60% of total Services revenue. Increased growth from acquisitions along with growth in commercial healthcare, litigation services, commercial European BPO and portions of government healthcare, were partially offset by declines in portions of the customer care and government and transportation. In addition, the anticipated run-off of the student loan business and the Texas Medicaid contract had a combined 3.6-percentage point negative impact on BPO revenue growth in the quarter and a 2.1-percentage point negative impact on total Services revenue.

◦	In third quarter 2014, BPO revenue mix across the major business areas was as follows: commercial 46%; government and transportation 24%; commercial healthcare 18%; and government healthcare 12%.

•	DO revenue was flat and represented 28% of total Services revenue. Growth in the partner print services offerings was offset by declines in other markets.

•
ITO revenue decreased 3% and represented 12% of total Services revenue. Revenue ramp from lower prior period signings was more than offset by lost business, as we have become more selective in our participation in the ITO market with our main focus on margin improvement.

Xerox 2014 Form 10-Q

Services revenue for the nine months ended September 30, 2014 of $8,852 million was 57% of total revenue and increased 1% compared to the prior year period, with a 1-percentage point positive impact from currency.

•
BPO revenue remained flat and represented 59% of total Services revenue. Growth in commercial healthcare, litigation services and commercial European BPO along with growth from acquisitions, were partially offset by declines in portions of the government healthcare, customer care and government and transportation businesses. The anticipated run-off of the student loan business and the Texas Medicaid contract had a combined 2.3-percentage point negative impact on BPO revenue growth in the nine months ended September 30, 2014 and a 1.4-percentage point negative impact on total Services revenue growth.

◦
BPO revenue mix for the nine months ended September 30, 2014 across the major business areas was as follows: commercial 46%; government and transportation 24%; commercial healthcare 17%; and government healthcare 13%.

•
DO revenue increased 3% and represented 28% of total Services revenue. DO growth was driven primarily by our partner print services offerings and improvement in Europe, slightly offset by declines in other markets.

•
ITO revenue was flat and represented 13% of total Services revenue. ITO revenue ramp from lower prior period signings and strength in our healthcare offerings were offset by lost business as we have become more selective in our participation in the ITO market with our main focus on margin improvement.

Fourth quarter 2014 Services revenue growth is expected to be flat to up 1% with about a point of negative currency impact. Full year 2014 Services revenue growth is expected to be up about 1%.

Segment Margin

Third quarter 2014 Services segment margin of 8.9% decreased 1.1-percentage points from third quarter 2013 driven by a gross margin decline of 1.1-percentage points. Margin improvements in the commercial healthcare, human resources and commercial European businesses were more than offset by declines in the government healthcare, ITO and government and transportation businesses. Productivity improvements and restructuring benefits were more than offset by continued higher but improving expenses associated with our government healthcare Medicaid platform, ITO contract actions to improve margins, higher compensation expenses, and price declines that were consistent with prior periods.

Services segment margin for the nine months ended September 30, 2014 of 8.7% decreased 1.1-percentage points from the prior year period, driven by a gross margin decline of 1.2-percentage points, as margin improvements in DO, commercial healthcare, human resources and commercial European businesses were more than offset by decreased margin in government healthcare and government and transportation. Productivity improvements and restructuring benefits were not enough to offset higher expenses associated with our government healthcare Medicaid and Health Insurance Exchange (HIX) platforms and net non-cash impairment charges for the HIX platform, higher compensation expenses, the anticipated run-off of the student loan business and price declines that were consistent with prior periods. The net non-cash HIX platform impairment charges had a 0.2-percentage point negative impact on segment margin.

Fourth quarter 2014 Services segment margin is expected to improve sequentially to approximately 9% to 10%, but will result in a full year Services segment margin of approximately 1.0-percentage points lower as compared to 2013. Longer term, we expect to continue to take actions to improve our mix to higher value offerings while continuing to drive productivity and cost structure improvements.

Xerox 2014 Form 10-Q

Metrics
Pipeline: Our total Services sales pipeline grew 7% over the third quarter 2013. This sales pipeline includes the Total Contract Value (TCV) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.
Signings: Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Third quarter 2014 Services signings were $2.3 billion in TCV.
Signings were as follows:

(in billions)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
BPO	$1.4	$5.5
DO	0.7	2.0
ITO	0.2	0.5
Total Signings	$2.3	$8.0

Signings decreased 21% as compared to third quarter 2013, with ITO decreasing at a higher rate than BPO and DO. The decrease was driven by a lower level of renewal decision opportunities than in third quarter 2013 and lower new business signings which were partially impacted by customer decision delays and a decrease in the average contract length. Signings on a trailing twelve month (TTM) basis decreased 17% in relation to the comparable prior year period. New business annual recurring revenue (ARR) and non-recurring revenue (NRR) decreased 18% from third quarter 2013 and decreased 6% on a TTM basis. The above DO signings amount does not include signings from our partner print services offerings.
Note: TCV is the estimated total revenue for future contracts for the pipeline or signed contracts for signings, as applicable.
Renewal Rate (BPO and ITO): Renewal rate is defined as the ARR on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. Third quarter 2014 contract renewal rate for BPO and ITO contracts was 82%, which was moderately below our target range of 85%-90% driven by ITO. Total renewal decision opportunities were significantly lower than in the third quarter 2013.
Document Technology
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2014	2013		2014	2013
Equipment sales	$599	$647	(7)%	$1,789	$1,937	(8)%
Annuity revenue	1,430	1,512	(5)%	4,410	4,620	(5)%
Total Revenue	$2,029	$2,159	(6)%	$6,199	$6,557	(5)%

Xerox 2014 Form 10-Q

Third quarter 2014 Document Technology revenue of $2,029 million decreased 6% from third quarter 2013, with no impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, third quarter 2014 aggregate document-related revenue decreased 4% from third quarter 2013. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 7% from third quarter 2013 with no impact from currency. The decrease in equipment sales reflects weakness in entry products due to product launch timing, weakness in developing markets, the continued migration of customers to our growing partner print services offering (included in our Services segment), which impacts both the entry and mid-range products, and overall price declines that were within our historical range of 5% to 10%.

•
Annuity revenue decreased by 5% from third quarter 2013, including a 1-percentage point positive impact from currency. Third quarter 2013 Annuity revenue included a $25 million gain in Financing revenue from the sale of finance receivables in that quarter. The overall decrease in Financing revenue from third quarter 2013 contributed 2-percentage points to the Annuity revenue decline and 1-percentage point to the overall Document Technology revenue decline, and reflects the impact of the gain as well as a lower receivables balance due to lower originations and prior finance receivables sales. The remainder of the decrease in Annuity revenue reflects a modest decline in total pages, weakness in entry products due to lower supplies demand, and continued migration of customers to our partner print services offering (included in our Services segment).

•	Document Technology revenue mix was 56% mid-range, 24% high-end and 20% entry, consistent with recent quarters.
Document Technology revenue for the nine months ended September 30, 2014 of $6,199 million decreased 5% from the prior year period, including a 1-percentage point positive impact from currency. Document Technology revenue excludes DO. Inclusive of DO, aggregate document-related revenue for the nine months ended September 30, 2014 decreased 3% from the prior year period. Document Technology segment revenue results included the following:

•
Equipment sales revenue decreased by 8% from the prior year period with no impact from currency. The decrease in equipment sales reflects weakness in entry products due to product launch timing, the continued migration of customers to our growing partner print services offering (included in our Services segment), weakness in developing markets and price declines of approximately 5%. 2013 was favorably impacted by the ConnectKey mid-range product launch and entry production product launches, which included several large account sales.

•
Annuity revenue decreased by 5% from the prior year period, with no impact from currency. The decrease reflects a modest decline in total pages, weakness in developing markets and entry products due to product launch timing, a continued decline in financing revenue as a result of prior period sales of finance receivables and lower receivables balance due to lower originations. The overall decrease in Financing revenue from the prior year period contributed 2-percentage points to the Annuity revenue decline and no impact to the overall Document Technology revenue decline. Annuity revenue is also impacted by the continued migration of customers to our partner print services offering (included in our Services segment).

•	Document Technology revenue mix was 57% mid-range, 23% high-end and 20% entry, consistent with recent quarters.
Total revenue declines are expected to remain at the mid-single digit level for the Document Technology segment. The 2014 expected revenue decline for the Document Technology segment is consistent with the trend we have experienced for this segment over the past two years, as we continue to transform the company from a technology-based equipment company to a document outsourcing services-based entity and customers continue to migrate their business to more services-based offerings. These services-based offerings are reported within our Services segment. This business is also heavily impacted by price and page declines. Consistent with this trend, annual revenue declines are expected to continue in future years.

Xerox 2014 Form 10-Q

Segment Margin

Third quarter 2014 Document Technology segment margin of 14.0% increased by 1.9-percentage points from third quarter 2013, driven by a 0.8-percentage point increase in gross margin. Benefits from restructuring and cost initiatives, lower pension expense, favorable currency on Yen-based purchases and revenue mix more than offset price declines and the impact of the prior year finance receivable gain. SAG and RD&E decreased as a percent of revenue, as benefits from restructuring and productivity improvements and lower pension expense more than offset the impact of overall lower revenues.

Document Technology segment margin for the nine months ended September 30, 2014 of 13.6% increased by 3-percentage points from the prior year period driven by a 1.4-percentage point increase in gross margin as the benefits from restructuring and cost initiatives, lower pension expense, and favorable currency on Yen-based purchases and revenue mix more than offset moderate price declines and the impact of the prior year finance receivable gain. SAG and RD&E decreased as a percent of revenue as benefits from restructuring, productivity improvements and lower pension and settlement losses more than offset the impact of overall lower revenues.

As a result of continued productivity improvements as well as the continued benefits from pensions and currency, we expect Document Technology segment margin to remain strong and be above 13% for the full-year 2014. We continue to maintain our focus on productivity and cost improvements in light of the expected decline in revenues.
Total Installs (Document Technology and Document Outsourcing1)
Install activity includes installations for document outsourcing and Xerox-branded products shipped to Global Imaging Systems. Details by product groups is shown below:
Installs for the third quarter 2014:
Entry:

•	15% decrease in color printers.

•	20% decrease in color multifunction devices.

•	20% decrease in black-and-white multifunction devices.

Several new entry products were launched in third quarter 2014 and additional products are being launched in fourth quarter 2014. The timing of these launches contributed to the activity declines along with higher declines in developing markets.

Mid-Range:

•	Mid-range color flat with growth in office multifunction devices offset by declines in entry production devices.

•	8% decrease in mid-range black-and-white with consistent declines across office multifunction devices and entry production devices.

High-End:

•
24% decrease in high-end color systems. Excluding Fuji Xerox digital front-end (DFE) sales, high-end color installs increased 3% with growth in the new Versant product, the C75 and J75 color press products and the Impika products.

•	1% increase in high-end black-and-white systems, with growth across the Nuvera product line partially offset by decreased demand across the DocuPrint product line.

Xerox 2014 Form 10-Q

Installs for the nine months ended September 30, 2014:
Entry:

•	3% decrease in color printers.

•	7% decrease in color multifunction devices.

•	22% decrease in black-and-white multifunction devices.

The timing of product launches in 2014 contributed to the activity declines along with higher declines in developing markets. Additional products are being launched in the fourth quarter 2014.

Mid-Range:

•	1% increase in mid-range color devices.

•	15% decrease in mid-range black-and-white devices driven primarily by developing markets.

High-End:

•
14% decrease in high-end color systems. Excluding Fuji Xerox DFE sales, high-end color installs increased 5% with growth in iGen offset by declines in entry product color and Color Press which reflects the lapping of product launches in second quarter 2013.

•	10% decrease in high-end black-and-white systems, reflecting decreased demand across our DocuPrint and Nuvera product lines.
Note: Install activity percentages include installations for DO and the Xerox-branded product shipments to Global Imaging Systems. Descriptions of “Entry”, “Mid-range” and “High-end” are defined in Note 3 - Segment Reporting, in the Condensed Consolidated Financial Statements.
____________________

(1)	Revenues from DO installations are reported in our Services segment.
Other
Revenue

Third quarter 2014 Other revenue of $143 million decreased 1% from third quarter 2013, with no impact from currency. The decrease is due primarily to lower wide format revenues. After the aforementioned sale of our N.A. and European Paper distribution businesses, total paper revenue (all within developing markets) comprised approximately one third of the third quarter 2014 Other segment revenue.

Other revenue for the nine months ended September 30, 2014 of $449 million remained flat year over year with no impact from currency. Lower wide format and licensing revenues were partially offset by higher sales of electronic presentation systems. After the aforementioned sales of our N.A. and European Paper distribution businesses, total paper revenue (all within developing markets) comprised approximately one third of the nine months ended September 30, 2014 Other segment revenue.

Segment Loss

Third quarter 2014 Other segment loss of $85 million increased $29 million from third quarter 2013, primarily driven by lower gains from the sale of surplus U.S. properties and higher legal reserves. Non-financing interest expense, as well as all Other expenses, net (excluding Deferred compensation investment gains) are reported within the Other segment.

Other segment loss for the nine months ended September 30, 2014 of $211 million increased $25 million from the prior year period, primarily driven by lower gains from the sale of surplus properties, higher legal reserves and lower licensing revenues. Partially offsetting this was a gain on the sale of a surplus facility in Latin America in the first quarter 2014. Non-financing interest expense, as well as all Other expenses, net (excluding Deferred compensation investment gains and losses) are reported within the Other segment.

Xerox 2014 Form 10-Q

Discontinued Operations

Detailed below is our segment results restated for Discontinued Operations.

	2013					2014
(in millions)	Q1	Q2	Q3	Q4	YTD	Q1	Q2
Services segment revenue	$2,909	$2,946	$2,932	$3,027	$11,814	$2,912	$2,992
Other segment revenue	138	167	144	170	619	142	164
Total performance revenue	5,182	5,376	5,235	5,548	21,341	5,099	5,281

Services segment profit	$272	$301	$292	$290	$1,155	$250	$257
Other Segment Profit	(69)	(61)	(56)	(35)	(221)	(51)	(75)
Total segment profit	390	484	497	529	1,900	449	488

Services segment margin	9.4%	10.2%	10.0%	9.6%	9.8%	8.6%	8.6%
Other Segment margin	(50.0)%	(36.5)%	(38.9)%	(20.6)%	(35.7)%	(35.9)%	(45.7)%
Total segment margin	7.5%	9.0%	9.5%	9.5%	8.9%	8.8%	9.2%

Capital Resources and Liquidity
As of September 30, 2014 and December 31, 2013, total cash and cash equivalents were $1,015 million and $1,764 million, respectively. The decrease in cash from year-end is largely due to the use of cash for acquisitions and the repayment of Senior Notes in the second quarter 2014. At September 30, 2014 and December 31, 2013, Commercial Paper Program borrowings were $0 million, respectively, and there were no borrowings for either period under our letters of credit under our $2 billion Credit Facility.
Cash Flow Analysis
The following table summarizes our cash and cash equivalents:

	Nine Months Ended September 30,		Change
(in millions)	2014	2013
Net cash provided by operating activities	$1,206	$1,407	$(201)
Net cash used in investing activities	(574)	(399)	(175)
Net cash used in financing activities	(1,327)	(1,302)	(25)
Effect of exchange rate changes on cash and cash equivalents	(54)	(4)	(50)
Decrease in cash and cash equivalents	(749)	(298)	(451)
Cash and cash equivalents at beginning of period	1,764	1,246	518
Cash and Cash Equivalents at End of Period	$1,015	$948	$67
Cash Flows from Operating Activities
Net cash provided by operating activities was $1,206 million for the nine months ended September 30, 2014. The $201 million decrease in operating cash from the prior year period was primarily due to the following:

•
$418 million decrease from finance receivables primarily related to the impact from prior period sales of receivables partially offset by higher net run-off. See "Sales of Finance Receivables" section for further discussion.

•	$44 million decrease due to higher contributions to our defined benefit pension plans.

•	$161 million increase in accounts payable and accrued compensation primarily related to the timing of accounts payable payments.

•	$45 million increase primarily due to higher inventory growth in 2013 to support the ConnectKey product launch.

•	$35 million increase from lower spending for product software and up-front costs for outsourcing services.

•	$33 million increase from accounts receivable primarily due to the timing of collections partially offset by the impact from quarterly revenue changes.

Xerox 2014 Form 10-Q

We continue to expect that cash flows from operations will be between $1.8 and $2.0 billion for 2014, which includes the adverse impact of prior period sales of finance receivables of approximately $400 million. No sales of finance receivables are planned for 2014.

Cash Flows from Investing Activities
Net cash used in investing activities was $574 million for the nine months ended September 30, 2014. The $175 million increase in the use of cash from the prior year period was primarily due to the following:

•
$151 million increase in acquisitions. 2014 acquisitions include ISG Holdings, Inc. for $225 million, Invoco Holding GmbH for $54 million, Consilience Software, Inc. for $25 million and one smaller acquisition for $2 million. 2013 acquisitions include Zeno Office Solutions, Inc. for $59 million, Impika for $53 million and four smaller acquisitions totaling $43 million.

•	$22 million increase from higher capital expenditures (including internal use software).
Cash Flows from Financing Activities
Net cash used in financing activities was $1,327 million for the nine months ended September 30, 2014. The $25 million increase in the use of cash from the prior year period was primarily due to the following:

•	$558 million increase from share repurchases.

•	$47 million increase in the use of cash due to lower proceeds from the issuance of common stock under our stock option plans.

•	$25 million increase due to higher common stock dividends of $17 million as well as distributions to noncontrolling interests of $8 million.

•
$596 million decrease from net debt activity. 2014 reflects payments of $1,050 million on Senior Notes offset by net proceeds of $700 million from the issuance of Senior Notes. 2013 reflects payments of $1 billion on Senior Notes offset by net proceeds of $39 million from the sale and capital leaseback of a building in the U.S.

Customer Financing Activities and Debt
The following represents our Total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2014	December 31, 2013
Total Finance receivables, net(1)	$4,261	$4,530
Equipment on operating leases, net	526	559
Total Finance Assets, net(2)	$4,787	$5,089
___________________________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2013 includes a decrease of $178 million due to currency across all Finance Assets, with the remainder due primarily to repayments exceeding new originations.
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

(in millions)	September 30, 2014	December 31, 2013
Financing debt(1)	$4,189	$4,453
Core debt	3,471	3,568
Total Debt	$7,660	$8,021
____________________________

(1)
Financing debt includes $3,728 million and $3,964 million as of September 30, 2014 and December 31, 2013, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Xerox 2014 Form 10-Q

The following summarizes the components of our debt:

(in millions)	September 30, 2014	December 31, 2013
Principal debt balance(1)	$7,640	$7,979
Net unamortized discount	(55)	(58)
Fair Value Adjustments(2)
- terminated swaps	75	100
- current swaps	—	—
Total Debt	$7,660	$8,021
____________________________

(1)	Includes Notes Payable of $2 million as of September 30, 2014 and $5 million as of December 31, 2013.

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

Accounts receivables sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Accounts receivable sales	$696	$814	$2,244	$2,587
Deferred proceeds	94	125	314	384
Loss on sales of accounts receivable	4	4	12	13
Estimated decrease to operating cash flows(1)	(22)	(75)	(42)	(42)
____________________________

(1)
Represents the difference between current and prior period receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the quarter, and (iii) currency.

Xerox 2014 Form 10-Q

Refer to Note 6 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information.

Sales of Finance Receivables

In the third and fourth quarters of 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities. The transfers were accounted for as sales and resulted in the derecognition of the lease receivables with a net carrying value of $676 million and $682 million, respectively, and associated pre-tax gains of $40 million and $44 million, respectively. In 2013, the pre-tax gains were $25 million in the third quarter and $15 million in the fourth quarter. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables.

The net impact on operating cash flows from these transactions for the periods presented is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net cash received for sales of finance receivables (1)	$—	$384	$—	$384
Impact from prior sales of finance receivables(2)	(125)	(84)	(411)	(258)
Collections on beneficial interest	23	16	74	43
Estimated (Decrease) Increase to Operating Cash Flows	$(102)	$316	$(337)	$169
______________

(1)	Net of beneficial interest, fees and expenses.

(2)	Represents cash that would have been collected had we not sold finance receivables.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2014 Q4	$15
2015	1,300
2016	991
2017	1,032
2018	1,020
2019	1,158
2020	407
2021	1,067
2022	300
2023 and thereafter	350
Total	$7,640

Xerox 2014 Form 10-Q

Treasury Stock
During the third quarter 2014, we repurchased 19.0 million shares for an aggregate cost of $251 million, including fees. Through October 27, 2014, we repurchased an additional 10.4 million shares at an aggregate cost of $133.7 million, including fees, for a cumulative total of 564.8 million shares at a cost of $6.3 billion, including fees.
In the third quarter 2014, we increased our expected full year 2014 total share repurchases from approximately $700 million, previously disclosed, to approximately $1.0 billion.

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

Xerox 2014 Form 10-Q

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:

Net Income and EPS reconciliation:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
As Reported(1)	$267	$0.22	$287	$0.22	$816	$0.68	$875	$0.68
Adjustments:
Amortization of intangible assets	53	0.05	52	0.04	157	0.13	154	0.12
Adjusted	$320	$0.27	$339	$0.26	$973	$0.81	$1,029	$0.80
Weighted average shares for adjusted EPS(2)		1,192		1,286		1,208		1,284
Fully diluted shares at end of period(3)		1,185				1,185
 ____________________________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Average shares for the calculation of adjusted EPS include 27 million of shares associated with the Series A convertible preferred stock and therefore the related quarterly dividend was excluded.

(3)
Represents common shares outstanding at September 30, 2014, as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share for the third quarter 2014.

Xerox 2014 Form 10-Q

Effective Tax reconciliation:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported(1)	$300	$71	23.7%	$334	$85	25.4%	$916	$202	22.1%	$967	$203	21.0%
Adjustments:
Amortization of intangible assets	85	32		83	31		253	96		249	95
Adjusted	$385	$103	26.8%	$417	$116	27.8%	$1,169	$298	25.5%	$1,216	$298	24.5%
____________________________

(1)	Pre-tax income and Income tax expense from continuing operations attributable to Xerox.
Operating Income / Margin reconciliation:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$300	$5,120	5.9%	$334	$5,235	6.4%	$916	$15,500	6.0%	$967	$15,793	6.1%
Adjustments:
Amortization of intangible assets	85			83			253			249
Xerox restructuring charge	28			35			93			60
Other expenses, net	73			38			179			115
Adjusted Operating Income/Margin	$486	$5,120	9.5%	$490	$5,235	9.4%	$1,441	$15,500	9.3%	$1,391	$15,793	8.8%
Equity in net income of unconsolidated affiliates	44			43			119			126
Business transformation costs	6			—			16			—
Fuji Xerox restructuring charge	1			3			3			8
Litigation matters	—			—			—			(37)
Other expenses, net*	(75)			(39)			(180)			(117)
Segment Profit / Revenue	$462	$5,120	9.0%	$497	$5,235	9.5%	$1,399	$15,500	9.0%	$1,371	$15,793	8.7%
____________________________
* Includes rounding adjustments.

(1)	Profit and revenue from continuing operations attributable to Xerox.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2014
During the quarter ended September 30, 2014, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).

Semi-Annual Director Fees:

a.	Securities issued on July 15, 2014: Registrant issued 36,844 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $12.645 per DSU (aggregate price $465,892), based upon the market value on the date of issuance, in payment of the semi-annual Director's fees pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2014 Form 10-Q

Dividend Equivalent:

a.	Securities issued on July 31, 2014: Registrant issued 4,260 DSUs, representing the right to receive shares of Common stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Glenn A. Britt, Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Robert A. McDonald, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

c.
The DSUs were issued at a deemed purchase price of $12.485 per DSU (aggregate price $53,186), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2014
Repurchases of Xerox Common Stock, par value $1.00 per share include the following:
Board Authorized Share Repurchase Programs:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Share That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through 31	6,188,100	$12.62	6,188,100	$558,186,747
August 1 through 31	5,520,370	13.33	5,520,370	484,623,734
September 1 through 30	7,303,179	13.64	7,303,179	384,979,855
Total	19,011,649		19,011,649
____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $6.5 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $6.1 billion has been used through September 30, 2014. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
July 1 through 31	3,143,819	$12.38	n/a	n/a
August 1 through 31	18,448	13.04	n/a	n/a
September 1 through 30	9,658	13.81	n/a	n/a
Total	3,171,925
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)Exclusive of fees and costs.

Xerox 2014 Form 10-Q

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
Date: October 30, 2014

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