Form 10-K
period 2014-12-31
XEROX CORP
filed 2015-02-24
CIK 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2014 was $14,345,220,956.
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2015
Common Stock, $1 par value	1,112,199,705

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Corporation Notice of 2015 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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
Such factors include, but are not limited to: changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the United States and in the foreign countries in which we do business; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contacts and applicable law; the risk that our bids do not accurately estimate the resources and costs required to implement and service very complex, multi-year governmental and commercial contracts, often in advance of the final determination of the full scope and design of such contracts or as a result of the scope of such contracts being changed during the life of such contracts; the risk that subcontractors, software vendors and utility and network providers will not perform in a timely, quality manner; service interruptions; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions and the relocation of our service delivery centers; the risk that individually identifiable information of customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems; the risk in the hiring and retention of qualified personnel; the risk that unexpected costs will be incurred; our ability to recover capital investments; the risk that our Services business could be adversely affected if we are unsuccessful in managing the start-up of new contracts; the collectibility of our receivables for unbilled services associated with very large, multi-year contracts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; our ability to expand equipment placements; interest rates, cost of borrowing and access to credit markets; the risk that our products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives; the outcome of litigation and regulatory proceedings to which we may be a party; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

On December 18, 2014, Xerox Corporation announced that it had entered into an agreement to sell its Information Technology Outsourcing (“ITO”) business to Atos S.E. The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the first half of 2015. As a result of the pending sale of the ITO business and having met applicable accounting requirements, Xerox is reporting the ITO business as a discontinued operation.  The forward looking statements contained in this report are subject to the risk that the sale of the ITO business may not occur on the terms, within the time frame and/or in the manner previously disclosed, if at all.

XEROX CORPORATION
FORM 10-K
DECEMBER 31, 2014

PART I

ITEM 1. BUSINESS
Xerox is the world's leading enterprise for business process and document management solutions. We provide services, technology and expertise to enable our customers - from small businesses to large global enterprises - to focus on their core business and operate more effectively.

We are a leader across large, diverse and growing markets estimated at nearly $650 billion. The global business process outsourcing market is very broad, encompassing multi-industry business processes as well as industry-specific business processes, and our addressable market is estimated at almost $300 billion. The document management market is estimated at roughly $100 billion and is comprised of the document systems, software, solutions and services that our customers have relied upon for years to help run their businesses and reduce their costs. Xerox led the establishment of the managed print services market, and continues today as the industry leader in this expanding market segment. The global information technology outsourcing market segments where we participate are estimated to be roughly $250 billion in aggregate.

Market estimates are derived from third-party forecasts produced by firms such as Gartner and Nelson Hall, and from our internal assumptions.

The following are some additional insights into these business areas:

Business Process Outsourcing (BPO): We are the largest diversified business process outsourcing company worldwide, with an expertise in managing transaction-intensive processes. This includes services that support enterprises through multi-industry offerings such as customer care, transaction processing, finance and accounting, and human resources, as well as industry-focused offerings in areas such as healthcare, transportation, financial services, retail and telecommunications.

Document Technology and Document Outsourcing (DO): Our document technology products and solutions support the work processes of our customers by providing them with an efficient, cost effective printing and communications infrastructure. Our DO service offerings help customers ranging from small businesses to global enterprises optimize their use of document systems and also their related document workflow and business processes.

Information Technology Outsourcing (ITO): Our specialty is the design, development and delivery of flexible IT solutions, mapped to each client's needs and standards. Our secure data centers, help desks and managed storage facilities around the world provide a reliable IT infrastructure to our clients.

On December 18, 2014, we announced an agreement to sell our ITO business to Atos SE (Atos). Atos is a leading international IT services company. The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the first half of 2015. As a result of this pending transaction and having met applicable accounting requirements, we reported the ITO business as held for sale and a discontinued operation at December 31, 2014 and reclassified its results from the Services segment to Discontinued Operations.

Subsequent to the closing of this transaction, Xerox will no longer directly market stand-alone IT services. Atos will provide IT services to our current BPO customers and will support much of Xerox's internal IT requirements. They will also be part of a broad network of IT providers with whom we can partner to provide world-class IT services as part of our future BPO offerings. This transaction is part of our ongoing portfolio management strategy and enables Xerox to increase our focus on our leading BPO and DO solutions where we can deliver the most value and expertise to our clients.
Our Strategy and Business Model
Our strategy is to apply technology and innovation to transform the way people work and live, and to create sustained shareholder value through growth in business services and continued leadership in document technology. We also create value through expanding margins and profits as well as a balanced capital allocation strategy that returns cash to shareholders, while investing for growth and competitive advantage. To accomplish this, we have established the following strategic priorities:

Xerox 2014 Annual Report 1

Leverage Brand Strength and Market Position
We have a strong and valuable brand that continues to be ranked in the top percentile of the most valuable global brands. Well-recognized and respected, our brand is associated worldwide with delivering innovative solutions, and industry-leading business process and document management services and technology.

Xerox has a broad, diverse set of offerings in Services and a strong, well-positioned product portfolio in Document Technology. We are strengthening our market positions by constantly evaluating our businesses and focusing our investments in areas where we have an advantage, and where the greatest market opportunities exist. We expect to accomplish this by targeting acquisitions and investing in businesses that will enhance our Services offerings and capabilities, capitalize on our deep industry expertise and expand services globally, while maintaining our Document Technology leadership in attractive market segments.

Geographically, our footprint spans more than 180 countries and allows us to serve customers of all sizes to deliver superior technology and services regardless of complexity or number of customer locations.

Profitably Grow Services in Attractive Markets
Over half of our revenue was derived from business services in 2014. The business services markets have attractive market growth rates of mid-single digits or above and we believe we can grow our Services revenue at or above the market growth rates over time through both organic and inorganic growth. Across our business, we serve industry verticals where we have deep expertise resulting from years of experience, strong customer relationships, global scale and renowned innovation. Capitalizing on the opportunities that these strengths provide will continue to be key to our growth.

We are also focusing on international markets for Services growth. Currently, our BPO revenues are largely derived from services provided to customers in the U.S. By leveraging our existing global presence and customer relationships, we are actively expanding our BPO services internationally, and we will also grow globally through acquisitions.

Lead in Document Technology
We are focused on maintaining our leadership position in the Document Technology market and continuing to innovate around our software, hardware and services offerings. For example, in 2014 we expanded the software and application capabilities of Xerox® ConnectKey®, a major new software and solutions capability we launched in 2013, and also broadened the number of devices that are enabled with this capability. In 2014, we expanded our product portfolio by introducing over twenty new devices and also launched over twenty new workflow and software solutions. These include products and solutions in the growing graphic communications market, and expanding upon our investments in the production inkjet market and further building upon our 2013 Impika acquisition. Continuing to bring innovative new products and solutions to market while also enhancing existing products and solutions will enable us to sustain our Document Technology market leadership.

Innovate to Differentiate Our Offerings
Differentiating our offerings is key to our strategy. A critical role of our research is to envision the future and define new research and competency areas for that future. We direct our research & development (R&D) investments to areas such as data analytics, business process automation, and improving the quality and reducing the environmental impact of digital printing. The proportion of our annual U.S. patent filings related to software, solutions and analytics oriented capabilities has increased each of the last five years and they represented almost forty percent of our filings in 2014. We are investing in attractive markets, such as healthcare, to create differentiation. In addition, our acquisitions target companies providing new capabilities and offering access to adjacent services, solutions and technologies. We expect this will deliver incremental value for our customers and drive profitable revenue growth for our business.

Drive Operational Excellence Across Our Businesses
Our operational excellence model leverages our global delivery capabilities, production model, incentive-based compensation process, proprietary systems and financial discipline to deliver increased productivity and lower costs for our customers and for our own business. Margin expansion is a key priority within Services and an overall opportunity for Xerox that we will achieve through specific initiatives aimed at improving our cost structure and portfolio mix. As markets shift, we undertake restructuring to optimize our workforce and facilities to best align our resources with the growth areas of our business, and to maximize profitability and cash flow in businesses that are declining. In Services, we realigned our delivery resources into global capability organizations in order to maximize

Xerox 2014 Annual Report 2

our global scale and ensure service delivery excellence across our BPO offerings. We also have initiatives underway to continue improving our software platform implementation capability, which includes establishing strategic partnerships to supplement our internal capabilities. With our ongoing efforts and targeted initiatives in both Services and Document Technology, we look to maintain or increase our profitability and overall competitive positioning.

Engage, Develop and Support Our People
Our Services and Document Technology offerings and know-how are a powerful combination, and are supported by a talented global workforce focused on delivering value to our customers. We continue to nurture and develop our employees’ talents by investing in processes and systems to equip them with modern tools that will make it easier for them to perform their jobs more effectively and manage their careers, and by providing them opportunities for growth and development throughout their careers.

Annuity-Based Business Model and Shareholder-Centered Capital Allocation
Our business is based on an annuity model that provides significant recurring revenue and cash generation. In 2014, 84 percent of our total revenue was annuity-based; this includes contracted services, equipment maintenance, consumable supplies and financing, among other elements. The remaining 16 percent of our revenue comes from equipment sales, either from lease agreements that qualify as sales for accounting purposes or outright cash sales.

We remain committed to using our strong cash flow to deliver shareholder returns now and in the future through a balanced capital allocation strategy that includes share repurchase, acquisitions and dividends.

Acquisitions and Divestitures
The following is a summary of our acquisitions and divestitures in 2014. Additional details can be found in Note 3 - Acquisitions and Note 4 - Divestitures, in the Consolidated Financial Statements.

Services Acquisitions and Divestiture
In the Services segment, consistent with our strategy to expand our offerings and geographic reach through acquisitions and to actively manage our product portfolio, we acquired or divested the following companies:

•	Invoco Holding GmbH (Invoco), a German-based customer care services provider.

•	Smart Data Consulting, a New York-based provider of hosted and on-site e-discovery services.

•
ISG Holdings, Inc. (ISG), a provider of bill review software and services and managed care programs for the workers compensation industry which are offered through two subsidiaries; California-based StrataCare and Florida-based Bunch CareSolutions.

•	Consilience Software, Inc. (Consilience), an Austin-based company providing case management and workflow automation software to the public sector.

•	The learning services unit of Seattle-based Intrepid Learning Solutions (closed January 2015).

•
Truckload Management Services (TMS) business was divested. This was a non-core business that provided document capture and submission solutions as well as campaign management, media buying and digital marketing services to the long haul trucking and transportation industry.

Document Technology and Other Acquisitions and Divestiture:
In the Document Technology segment, consistent with our strategy to expand distribution to under-penetrated markets, we acquired Las Vegas, NV based Elan Office Systems and Birmingham, Alabama based Stewart of Alabama.

Within the Other segment, we completed the closure of Xerox Audio Visual Solutions, Inc. (XAV), a non-core audio visual business within our Global Imaging Systems subsidiary (GIS). XAV provided audio visual equipment and services to enterprise and government customers.

Xerox 2014 Annual Report 3

Innovation and Research
Xerox has a rich heritage of innovation, and innovation continues to be a core strength of the Company as well as a competitive differentiator. Our aim is to create value for our customers, our shareholders, and our people by driving innovation in key areas. Our investments in innovation align with our growth opportunities in areas like business process services, color printing and customized communication. Our research efforts can be categorized under four themes:

1.	Usable Analytics - Transform big data into useful information resulting in better business decisions:
Competitive advantage can be achieved by better utilizing available and real-time information. Today, information resides in an ever increasing universe of servers, repositories and formats. The vast majority of information is unstructured, including text, images, voice and videos. One key research area is making sense of unstructured information using natural language processing and semantic analysis. A second major research area focuses on developing proprietary methods for prescriptive analytics applied to business processes. Here, we seek to better manage very large data systems in order to extract business insights and use those insights to provide our clients with actionable recommendations. Tailoring these methods to various vertical applications leads to new customer value propositions.

2.	Agile Enterprise - Create simple, automated and touch-less business processes resulting in lower cost, higher quality and increased agility:
Businesses require agility in order to quickly respond to market changes and new business requirements. To enable greater business process agility, our research goals are to simplify, automate and enable business processes on the cloud via flexible platforms that run on robust and scalable infrastructures. Automation of business processes benefits from our research on image, video and natural language processing as well as machine learning. Application of these methods to business processes enables technology to perform tasks that today are performed manually, thus allowing workers to focus on higher level tasks.

3.	Personalization @ Scale - Augment humans by providing secure, real-time, context-aware personalized products, solutions and services:
Whether talking about business correspondence, personal communication, manufactured items or an information service, personalization increases the value to the recipient. Our research leads to technologies that improve the efficiency, economics and relevance of business services, such as customer care, benefits and educational services. Our proprietary printing technologies give us a strong platform to research and develop methods that create affordable, ubiquitous color printing. We also research how to expand the application of digital printing to cover new applications such as packaging and printing directly on end-use products.

4.	Sustainable Enterprise & Society - Enhance the environmental and societal benefits of our offerings:
Global demand for energy, and the environmental consequences of products used by enterprises and consumers, have elevated customer interest in sustainable solutions. Our research develops technologies that minimize the environmental impact of document systems and business processes. We seek opportunities to utilize processes and components that minimize life-cycle footprint and waste, and create zero bioaccumulation. We also actively seek to incorporate bio-based materials into our printing consumables. To help our customers optimize their operations, research is creating new enterprise-wide energy optimization tools, and user sustainability feedback systems.

Global Research Centers
We have four global research centers, each with a unique area of focus. They are places where creativity and entrepreneurship are truly valued. Our leadership has empowered employees to deliver leading-edge research and high-impact innovations that make a difference to our clients and the world. Our research centers are:

•
Palo Alto Research Center (PARC): A wholly-owned subsidiary of Xerox located in Silicon Valley and Webster NY, PARC provides Xerox commercial and government clients with R&D and open innovation services. PARC scientists have deep technological expertise in big data analytics, intelligent sensing, computer vision, networking, printed electronics, energy, and digital design and manufacturing. In 2014 we consolidated our Webster research center operations into PARC.

•
Xerox Research Center of Canada (XRCC): Located in Mississauga, Ontario, Canada, XRCC is our materials research center that focuses on imaging and consumable materials. These include toners, inks and smart materials for our Document Technology business, as well as materials for digital manufacturing.

Xerox 2014 Annual Report 4

•
Xerox Research Center Europe (XRCE): Located in Grenoble, France, XRCE research aims to differentiate Xerox business process service offerings by simplifying them and making them more automated, intelligent and agile. The center combines its world-class expertise in imaging, text and data analytics, with insights from its ethnographic studies to create and design innovative and disruptive technology.

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

Our total research, development and engineering expenses (RD&E), which includes sustaining engineering expenses for hardware engineering and software development after we launch a product, totaled $577 million in 2014, $603 million in 2013 and $655 million in 2012. Fuji Xerox R&D expenses were $654 million in 2014, $724 million in 2013 and $860 million in 2012.

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

Revenues by Business Segment
Our Services segment is the largest segment, with $10,584 million in revenue in 2014, representing 54 percent of total revenue. Note that Services segment revenue excludes ITO revenue due to ITO being reported as a discontinued operation as a result of the pending sale of this business to Atos. The Document Technology segment contributed $8,358 million in revenue, representing 43 percent of total revenue. The Other segment contributed $598 million in revenue, representing 3 percent of total revenue.

Services Segment
We provide comprehensive business services in global markets across all major industries and government agencies. These services help our clients simplify the way work gets done, providing them more time and resources to allocate to their core operations, enabling them to respond rapidly to changing technologies and reducing expenses associated with their business processes.

Our Services segment currently comprises two types of service offerings: Business Process Outsourcing (BPO) and Document Outsourcing (DO). This segment no longer includes Information Technology Outsourcing (ITO) as a result of the previously referenced announcement about our agreement to sell our ITO business to Atos and the reclassification of the business to Discontinued Operations in 2014.

Selling the ITO business gives us the opportunity to bring greater focus to our BPO and DO businesses where we are competitively positioned and can truly differentiate through our domain knowledge, industry expertise and innovation. Following the close of the transaction, we will have an ongoing relationship with Atos to provide IT services to our current BPO customers.

Business Process Outsourcing
BPO represented 68 percent of our total Services segment revenue in 2014. We are the largest diversified business process outsourcing company worldwide, with expertise in managing transaction-intensive processes. We provide multi-industry offerings such as customer care, transaction processing, finance and accounting, and human resources, as well as industry focused offerings in areas such as healthcare, transportation, financial services, retail and telecommunications. We bring our BPO solutions to market through Industry Business Groups and we deliver our solutions to our customers through Global Capability Organizations.

Xerox 2014 Annual Report 5

Industry Business Groups
To enable deep client engagement and to optimize cross-selling of our broad portfolio of services solutions, we have organized our go-to-market resources into six global industry business groups. The industry groups have primary responsibility for client relationships and sales, developing industry thought leadership and industry specific solutions, and ensuring service delivery meets client requirements. The industry business groups are as follows:

•
Commercial Healthcare: We have innovative solutions and subject matter expertise across the healthcare ecosystem including providers, payers, employers and government agencies. We help these customers focus on delivering better, more accessible and more affordable healthcare, which leads to better health and wellness for their constituencies. In the commercial segment of the market, we primarily serve the following constituencies:

Healthcare Payer and Pharma: We deliver administrative efficiencies to our healthcare payer and pharmaceutical clients through scalable and flexible transactional business solutions, which encompass our global delivery model and domestic payer service centers. We support the top 20 U.S. commercial health plans, touching nearly two-thirds of the insured population in the U.S.

Healthcare Provider Solutions: We serve hospitals, doctors and other care providers, including every large health system in the U.S., with contracts in all 50 states. Our services help our clients improve access to patient data, achieve tighter regulatory compliance, realize greater operational efficiencies, reduce administrative costs and provide better health outcomes.

•
Commercial Industries - High Tech and Communications, Financial Services, and Industrial, Retail and Hospitality: We have deep expertise, targeted business process solutions, and a large, diverse client base in a broad range of commercial industries including communications and media, high tech and software, banking and capital markets, insurance, manufacturing, automotive, travel and leisure, food and beverage, transportation and logistics and others.

•
Public Sector: We provide services to many constituencies across the public sector space. This includes services uniquely focused on Transportation related entities as well as our broad portfolio of BPO solutions to all governmental entities.

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

State, Local and Federal Government Services: We support our government clients with services targeting key agencies within federal, state, county and municipal governments including Health and Human Services, Veterans Administration, Treasury, Safety and Justice, and Government Administration. Our competitive advantage is our depth of agency-specific expertise and we have the scale required to deliver and manage programs at all levels of government. Our services span benefits collection and disbursement and electronic payment cards, tax and revenue systems, eligibility systems and services, unclaimed property services, and a broad range of other business process services.

•
Government Healthcare: We provide administrative and care management solutions to state Medicaid programs and federally-funded U.S. government healthcare programs. We provide a broad range of innovative solutions to 36 states and the District of Columbia, which includes providing Health Insurance Exchange support services. Our services include processing Medicaid claims, pharmacy benefits management, clinical program management, supporting health information exchanges, eligibility application processing and determination, management of long-term care programs, delivering public and private health insurance exchange services and care and quality management.

Global Capability Organizations
To leverage our global scale and ensure service delivery excellence across our BPO offerings, we have organized our delivery resources into six global capability groups. The capability organizations have primary responsibility for implementing new client contracts and delivering service excellence to existing clients, best practice identification to

Xerox 2014 Annual Report 6

improve cost competitiveness and innovating and implementing our next generation offerings. The global capability groups are as follows:

•
Customer Care: Our teams across the globe provide expertise in customer service, technical support, sales, collections and other services via multiple channels including phone, SMS, chat, interactive voice response, social networks and email.

•
Transaction Processing: We have a broad array of transaction processing capabilities across many different client types. These broad capabilities include data entry, scanning, image processing, enrollment processing, claims processing, high volume offsite print and mail services, file indexing and others.

•
Human Resources Services: Our capabilities cover a wide range of HR outsourcing services including health, pension and retirement administration and outsourcing, private healthcare exchanges, employee service centers, learning solutions and welfare services, global mobility and relocation, payroll and others.

•
Finance and Accounting: We serve clients in many industries by managing their critical finance, accounting and procurement processes. Our services span corporate finance and decision support, prepaid cards, payment processing, loan and banking process support, and student loan servicing.

•
Communication and Marketing Services: We provide end-to-end outsourcing for content design, creation, marketing, fulfillment and distribution services that help clients communicate with their customers and employees more effectively. We deliver communications through print and multimedia channels, including SMS, web, email and mobile media.

•
Consulting and Analytics Services: Our consulting services help clients identify and capture strategic opportunities in their businesses often in conjunction with the deployment of BPO services such as those defined above. Our analytics capabilities provide clients with deep business insights on an ongoing basis, as an add-on or embedded service offering in conjunction with BPO contracts.

Document Outsourcing
We are the industry leader in document outsourcing services. We help companies optimize their printing infrastructure and simplify their communication and business processes so that they can grow revenue, reduce costs and operate more efficiently. Document Outsourcing represented 32 percent of our total Services segment revenue in 2014.

Our two primary offerings within Document Outsourcing are Managed Print Services (MPS) and Centralized Print Services (CPS). The MPS offering targets clients ranging from large, global enterprises to mid-size and small businesses and governmental entities, while the CPS offering targets the on-demand, production printing, publishing and mailroom operations needs of governments, large enterprises and mid-size businesses.

We provide the most comprehensive portfolio of MPS services in the industry and are recognized as an industry leader by several major analyst firms, including Gartner, IDC, Quocirca, Info Trends and Forrester. As the market leader in MPS, Xerox helps clients cut costs, increase productivity and meet their environmental sustainability goals while supporting their mobile and security needs. Xerox® MPS complements and provides opportunities to expand existing BPO services. Within BPO and other accounts, Xerox® MPS helps to automate workflow and enhance employee productivity.

In 2013 we launched our next generation MPS and CPS offerings, which were built upon a three stage approach:

Assess and Optimize: We use best-in-class tools and processes to create a baseline of a client's current spend, then we design a solution that reduces costs and supports sustainability goals. We assess both the office and production environments to create a holistic view of the client's printing needs.

Secure and Integrate: We ensure that everything in our clients’ optimized print environment is connected to their IT environment in a secure and compliant way. We activate solutions for enhanced security, printing from mobile devices and streamlining the IT environment by managing print servers and print queues.

Xerox 2014 Annual Report 7

Automate and Simplify: With the right technology in place and securely integrated into our clients' IT environment, we improve employee productivity through automating paper-based processes by digitizing paper documents and leveraging content management, thus creating better workflows and reducing print.

In 2014 we continued to innovate and expand upon the solutions within the three stage approach to increase mobility, security, efficiency and productivity. Significant new enhancements launched in 2014 include the following:

•	Xerox Document Analytics Service: Analyzes how and why documents are printed and uses that intelligence to digitize content and change the way information is accessed and utilized.

•	Xerox Secure Print Manager Suite: Effectively integrates print information security into existing IT infrastructure.

•	Xerox Workflow Assessment Services: Demonstrates how documents move within an organization and provides insights to create more efficient processes.

•
Xerox Digital Alternatives: A simple desktop and mobile technology that automates paper-based workflows. Allows users to easily sign, annotate, share, save and read documents from one interface thus increasing productivity across the enterprise.

•
Xerox ePublishing Services: Provides a digital file output suitable for multiple types of mobile devices and computer displays. Includes built-in analytics tools to measure and collect valuable usage data.

•	Xerox Print Awareness Tool: Patented system that actively encourages workers to be more environmentally responsible.

Information Technology Outsourcing
We provide ITO services across all industries and have developed deep expertise in several key verticals including Healthcare, Retail, Manufacturing, Financial Services and Public Sector. Our ITO services include managed IT services, end user computing and IT solutions like cloud services, utility computing and desktop virtualization.

We specialize in designing, developing and delivering effective IT solutions. Our secure data centers, help desks and managed storage facilities around the world provide a reliable IT infrastructure that minimizes the risk of disruption to our clients' daily operations.

As a result of the pending sale of the ITO business to Atos and having met applicable accounting requirements, this business is being reported as a discontinued operation for financial reporting purposes. Subsequent to the closing of the ITO sale to Atos, Xerox will no longer directly market stand-alone IT services.

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

In 2013 we launched Xerox® ConnectKey® technology, a software system and set of solutions embedded in many of our Entry and Mid-Range multifunction printers (MFP's). To further enhance the platform, in September 2014 we launched ConnectKey version 1.5, which provides even more mobility, security and cloud access, to support the growing productivity needs for today’s SMB and professional users. Additionally, we enabled ConnectKey 1.5 into four new multifunction printers (MFPs) - including the WorkCentre 3655 Mono and WorkCentre 6655 Color A4/letter MFPs, and the WorkCentre 5945 Mono and WorkCentre 7970 Color A3 MFPs.

Entry
Entry comprises desktop monochrome and color printers and multifunction printers ranging from small personal devices to workgroup printers and MFPs that serve the needs of office workgroups. Entry products represented 20 percent of our total Document Technology segment revenue in 2014 and are sold to customers in all segments from SMB to enterprise, principally through a global network of reseller partners and service providers as well as through our direct sales force.

In 2014, we continued to build on our position in the market:

•	Expanded our ConnectKey 1.5 technology into more A4 MFP devices to respond to customer needs for smaller, lower cost devices that maintain network access and solution compatibility.

Xerox 2014 Annual Report 8

•	Upgraded the functionality of many of our existing products to be more efficient and cost effective to deploy in conjunction with our managed services offerings.

•
Launched twelve new products, primarily in the second half of the year, that help our customers optimize their print infrastructure. In color, we launched the 36 page per minute (ppm) WorkCentre® 6655 A4 MFP which expanded our ConnectKey technology into this important product class. In monochrome, we launched several MFPs ranging from the compact WorkCentre® 3215, 3225 and 3025 A4 MFPs to the WorkCentre® 4265 A4 MFP, which is a 55 ppm desktop capable MFP with available finishing and high capacity input tray options optimized for demanding workgroups where space is a premium. We also launched several Phaser® Monochrome printers, which offer increased productivity for work teams with new and enhanced features including wireless connectivity, automatic two-sided printing, mobile printing, and higher output speeds and paper input capacity.

Mid-Range
Mid-Range comprises products for enterprises of all sizes. These products are sold through dedicated Xerox branded partners, our direct sales force, indirect multi-branded channel partners and resellers worldwide. Our Mid-Range products represented 57 percent of our total Document Technology segment revenue in 2014. We are a leader in this product segment and offer a wide range of multifunction printers, copiers, digital printing presses and light production devices, and solutions that deliver flexibility and advanced features.

In 2014 we continued to innovate and expand upon the ConnectKey® platform that was initially launched in 2013. We increased the number of ConnectKey® enabled devices and continued expanding the security, workflow and software application capabilities to enable superior print quality, mobility and security solutions, and cost control. For example, we introduced Xerox Secure Access Version 5.0, a print management solution, which is a modular, software-only solution allowing customers to use authentication features at a lower cost. We also added new features to our Xerox Mobile Print Solution 3.0 that offer greater convenience, increased security and greater flexibility in print job submission. Additionally, we launched Xerox App Studio 2.0, enabling new ConnectKey apps to provide scanning to and printing from cloud repositories such as Microsoft Office 365, Dropbox and DocuShare. Customers can also use an app to print from their own URL - whether contained in a firewall or the cloud - creating a convenient, easy-to-use 'print-on-demand' environment.

Overall, we launched seven new devices in the second half of 2014 which included the 70 ppm WorkCentre® 7970 Color A3 MFP and the 55 ppm WorkCentre 5945/5955 Monochrome A3 MFP. We also launched the 70 ppm Xerox® Color C60/C70 Printer light production devices, which include updated EFI and FreeFlow print controllers that enhance productivity, reduce time intensive tasks and deliver high impact and vibrant images.

High-End
Our High-End digital color and monochrome solutions are designed for customers in the graphic communications industry and large enterprises with high-volume printing requirements. Our High-End products comprised 23 percent of our total Document Technology segment revenue in 2014. Our High-End solutions enable full-color, on-demand printing of a wide range of applications, including variable data for personalized content and 1:1 marketing.

During 2014, a significant initiative in the High-End segment was the continued development and growth of our portfolio of workflow software offerings. Workflow automation is essential to our customers’ success, and our workflow platforms are an outstanding complement to our world-class hardware offerings. We launched updates to all of our major workflow components including FreeFlow® Core, FreeFlow® Digital Publisher, FreeFlow Variable Information Suite, IntegratedPLUS Automated Finishing and IntegratedPLUS Automated Color Management.

Within the High-End hardware portfolio, in 2014 we continued the integration and growth of our production inkjet business, led by the Impika inkjet platforms as well as the Xerox® CiPress Production Inkjet Systems. The newest Impika offering is the Impika® eVolution, which joins the Impika® Compact and Impika® Reference in the Impika portfolio. These presses utilize proprietary, aqueous inkjet technology, and print at speeds as fast as 832 feet (254 meters) per minute, producing a wide range of commercial and industrial print applications. The CiPress platform is based on Xerox solid ink technology, and provides unique value as the industry’s only waterless production inkjet printing system.

While production inkjet is an important and growing segment, we currently remain the worldwide leader in the cut-sheet production color and monochrome industry segments. In 2014, our most significant new product was the

Xerox 2014 Annual Report 9

Xerox® Versant™ 2100 Press. The 2100 enables full color printing at speeds up to 100 pages per minute, with outstanding Ultra HD Resolution print quality. The press also incorporates a wide range of automated tools, including the Production Accurate Registration and the Xerox® Automated Color Quality Suite. These unique features allow our customers to achieve increased performance, higher quality and better results.

Along with the new Versant 2100 Press, in 2014 we delivered a number of feature enhancements across our entire cut sheet line which includes the Xerox iGen™, Xerox Color Presses, Xerox Nuvera™, DocuTech™ and DocuPrint™ series, and Xerox® Wide Format IJP 2000.

Other Segment
The Other segment includes paper sales in our developing market countries, wide-format systems, licensing revenue, Global Imaging Systems network integration solutions and non-allocated corporate items, including Other expenses, net. Paper comprised approximately one-third of the revenues in the Other segment in 2014, which is roughly the same as in 2013.

Geographic Information
Our global presence is one of our core strengths. Overall, 33 percent of our revenue is generated by customers outside the U.S. We have a significant opportunity to leverage our global presence and customer relationships to expand our Services business in Europe and developing markets.

In 2014, our revenues by geography were as follows: U.S. - $13,041 million (67 percent of total revenue), Europe - $4,428 million (23 percent of total revenue), and Other areas - $2,071 million (10 percent of total revenue). Revenues by geography are based on the location of the unit reporting the revenue and include export sales.

Patents, Trademarks and Licenses
Xerox and its subsidiaries were awarded 1,114 U.S. utility patents in 2014. On that basis, we rank 30th on the list of companies that were awarded the most U.S. patents during the year. Including our research partner Fuji Xerox, we were awarded about 1,950 U.S. utility patents in 2014. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2014, we held almost 12,600 U.S. design and utility patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

In the U.S., we are party to numerous patent-licensing agreements and, in a majority of them, we license or assign our patents to others in return for revenue and/or access to their patents. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. In 2014 we added 11 new agreements to our portfolio of patent-licensing and sale agreements, and Xerox and its subsidiaries were licensor or seller in 7 of the agreements. We are also a party to a number of cross-licensing agreements with companies that hold substantial patent portfolios, including Canon, Microsoft, IBM, Hewlett-Packard, Oce, Sharp, Samsung, Seiko Epson, Toshiba TEC and R.R. Donnelley. These agreements vary in subject matter, scope, compensation, significance and time.

In the U.S., we own more than 450 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.

Marketing and Distribution
We operate in over 180 countries, providing the industry's broadest portfolio of document technology, services and software, and the most diverse array of business processes outsourcing solutions, through a variety of distribution channels around the world. We manage our business based on the principal segments described earlier. We have organized the marketing, selling and distribution of our products and services by geography, channel type and line of business.

We go to market with a services-led approach and sell our products and services directly to customers through our world-wide sales force and through a network of independent agents, dealers, value-added resellers, systems integrators and the Web. In addition, our wholly-owned subsidiary, Global Imaging Systems (GIS), an office technology dealer which is comprised of regional core companies in the U.S., sells document management and network integration systems and services. We continued to expand our distribution to small and mid-size businesses in 2014 through GIS's acquisition of two companies.

Xerox 2014 Annual Report 10

Our brand is a valuable resource and continues to be ranked in the top percentile of the most valuable global brands. In Europe, Africa, the Middle East and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, as well as through related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to distribute our products in many of the countries located in these regions, and previously entered into agreements with unaffiliated third parties who distribute our products in Sudan. Sudan, among others, has been designated as a state sponsor of terrorism by the U.S. Department of State and is subject to U.S. economic sanctions. We maintain an export and sanctions compliance program, and believe that we have been and are in compliance with U.S. laws and government regulations for Sudan. We have no assets, liabilities or operations in Sudan other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan in August 2006. Now, Xerox has only legacy obligations to third parties, such as providing spare parts and supplies to these third parties. In 2014, total Xerox revenues of $19.5 billion included less than $10 thousand attributable to Sudan.

Competition
Although we encounter competition in all areas of our business, we are the leader -- or among the leaders -- in each of our principal business segments. We compete on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support.

In the Services business, our larger competitors include Accenture, Aon, Computer Sciences Corporation, Convergys, Genpact, Hewlett-Packard, IBM and Teletech. In addition, we compete with in-house departments that perform the functions that could be outsourced to us.

In the Document Technology business, our larger competitors include Canon, Hewlett-Packard, Konica Minolta, Lexmark and Ricoh.

Our brand recognition, positive reputation for business process and document management expertise, innovative technology and service delivery excellence are our competitive advantages. These advantages, combined with our breadth of product offerings, global distribution channels and customer relationships, position us as a strong competitor going forward.

Global Employment
Globally, we have approximately 147,500 direct employees, including approximately 5,300 sales professionals, approximately 10,200 technical service employees and approximately 102,300 employees serving our customers through on-site operations or off-site delivery centers. Approximately 9,800 of these employees are associated with the ITO business and are expected to transition to Atos upon closure of the sale of the ITO business.

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

Because our lease contracts permit customers to pay for equipment over time rather than at the date of installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand, proceeds from capital market offerings and on occasion the sale of selected finance receivables. There were no finance receivable sales in 2014. At December 31, 2014, we had $4.3 billion of finance receivables and $0.5 billion of equipment on operating leases, or Total Finance assets of $4.8 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in the majority of our $7.7 billion of debt being allocated to our financing business.

Refer to "Customer Financing Activities" in the Capital Resources and Liquidity section of Management's Discussion and Analysis included in Item 7 of this 2014 Form 10-K, which is incorporated here by reference, for additional information.

Xerox 2014 Annual Report 11

Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. The Company's largest manufacturing site is in Webster, N.Y., where we produce the Xerox® iGen and Nuvera systems, components, EA Toner, consumables, fusers, photoreceptors, and other products. Our other primary manufacturing operations are located in: Dundalk, Ireland, for our High-End production products and consumables; Wilsonville, OR, for solid ink consumable supplies and components for our mid-range and entry products; and Aubagne, France, for Impika aqueous-ink production ink-jet systems. We also have a facility in Venray, Netherlands, that provides supplies manufacturing and supply chain management for the Eastern Hemisphere.

Our master supply agreement with Flextronics, a global electronics manufacturing services company, to outsource portions of manufacturing for our mid-range and entry businesses, continues through December 2015 (exclusive of extension rights). We also acquire products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements.

We have arrangements with Fuji Xerox under which we purchase and sell products, some of which are the result of mutual research and development agreements. Refer to Note 9 - Investments in Affiliates, at Equity in the Consolidated Financial Statements, which is incorporated here by reference, for additional information regarding our relationship with Fuji Xerox.

Services Global Production Model
Our global services production model is one of our key competitive advantages. We have approximately 130 Strategic Delivery Centers located around the world, including India, Philippines, Jamaica, Mexico, Guatemala, Colombia, Brazil, Chile, Argentina, Ireland, Spain, Poland and Romania. These locations are comprised of Customer Care Centers, Mega IT Data Centers, Finance and Accounting Centers, Resource Centers and Document Process Centers. Our global production model is enabled by the use of proprietary technology, which allows us to securely distribute client transactions within data privacy limits across a global workforce. This global production model allows us to make the most of lower-cost production locations, consistent methodology and processes, and time zone advantages. Approximately 15 of these centers are associated with the ITO business and are expected to be transferred to Atos upon closure of the sale of the ITO business.

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

International Operations
The financial measures by geographical area for 2014, 2013 and 2012 that are included in Note 2 - Segment Reporting in the Consolidated Financial Statements, are incorporated here by reference. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by economic conditions abroad, including local economies, political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A included herein.

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

Xerox 2014 Annual Report 12

Other Information
Xerox is a New York corporation, organized in 1906, and our principal executive offices are located at 45 Glover Avenue, P.O. Box 4505, Norwalk, Connecticut 06856-4505. Our telephone number is (203) 968-3000.

In the Investor Information section of our Internet website, you will find our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. We make these documents available as soon as we can after we have filed them with, or furnished them to, the U.S. Securities and Exchange Commission.

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

Xerox 2014 Annual Report 13

Our government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
A significant portion of our revenues is derived from contracts with U.S. federal, state and local governments and their agencies, as well as international governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt or funding constraints, such as those recently experienced in the United States and Europe, could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government finds that we inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. If the government discovers improper or illegal activities or contractual non-compliance in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the negative publicity that arises from findings in such audits, investigations or the penalties or sanctions therefore could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.
We derive significant revenue and profit from commercial and federal government contracts awarded through competitive bidding processes, including renewals, which can impose substantial costs on us, and we will not achieve revenue and profit objectives if we fail to accurately and effectively bid on such projects.
Many of these contracts are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Competitive bidding imposes substantial costs and presents a number of risks, including: (i) the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us; (ii) the need to estimate accurately the resources and costs that will be required to implement and service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design; (iii) the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, and the risk that such protests or challenges could result in the requirement to resubmit bids, and in the termination, reduction, or modification of the awarded contracts; and (iv) the opportunity cost of not bidding on and winning other contracts we might otherwise pursue. Adverse events or developments in any of these bidding risks and uncertainties could materially and negatively impact our business, financial condition, results of operations and cash flow.
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
Our ability to service our customers and clients and deliver and implement solutions depends to a large extent on third-party providers such as subcontractors, a relatively small number of primary software vendors and utility providers and network providers meeting their obligations to us and our expectations in a timely, quality manner. Our business, revenues, profitability and cash flows could be materially and adversely affected and we might incur significant additional liabilities if these third-party providers do not meet these obligations or our or our clients' expectations or if they terminate or refuse to renew their relationships with us or were to offer their products to us with less advantageous prices and other terms than we previously had. In addition, a number of our facilities are located in jurisdictions outside of the United States where the provision of utility services, including electricity and water, may not be consistently reliable and, while there are backup systems in many of our operating facilities, an extended outage of utility or network services could have a material adverse effect on our operations, revenues, cash flow and profitability.

Xerox 2014 Annual Report 14

We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our competitors range from large international companies to relatively small firms. Some of the large international companies have significant financial resources and compete with us globally to provide document processing products and services and/or business process services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our success in future performance is largely dependent upon our ability to compete successfully in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations and to expand into additional market segments. To remain competitive, we must develop services, applications and new products; periodically enhance our existing offerings; and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and that could materially adversely affect our results of operations and financial condition.
Our profitability is dependent upon our ability to obtain adequate pricing for our products and services and to improve our cost structure.
Our success depends on our ability to obtain adequate pricing for our services and products and that will provide a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our services and products may decline from previous levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our services and products, it could materially adversely affect our results of operations and financial condition. In addition, our services contracts are increasingly requiring tighter timelines for implementation as well as more stringent service level metrics. This makes the bidding process for new contracts much more difficult and requires us to adequately consider these requirements in the pricing of our services.
We continually review our operations with a view towards reducing our cost structure, including reducing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. We from time to time engage in restructuring actions to reduce our cost structure. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior restructuring actions, it could materially adversely affect our results of operations and financial condition.
In addition, in order to continually meet the service requirements of our customers, which often includes 24/7 service, and to optimize our employee cost base, we often locate our delivery service centers in lower-cost locations, including several developing countries. Concentrating our delivery service centers in these locations presents a number of operational risks, many of which are beyond our control, including the risks of political instability, natural disasters, safety and security risks, labor disruptions and rising labor rates. These risks could impair our ability to effectively provide services to our customers and keep our costs aligned to our associated revenues and market requirements.
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

Xerox 2014 Annual Report 15

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
We are subject to breaches of our security systems and service interruptions which could expose us to liability, impair our reputation or temporarily render us unable to fulfill our service obligations under our contracts.
We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our customers', clients' and suppliers' confidential information and information related to identifiable individuals against unauthorized access through our information systems or by other electronic transmission or through the misdirection, theft or loss of physical media. These include, for example, the appropriate encryption of information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient preventative measures. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers and clients that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow. We also maintain various systems and data centers for our customers. Often these systems and data centers must be maintained worldwide and on a 24/7 basis. Although we endeavor to ensure that there is adequate back-up and maintenance of these systems and centers, we could experience service interruptions that could result in curtailed operations and loss of customers, which would reduce our revenue and profits in addition to impairing our reputation.
Our ability to recover capital investments in connection with our contracts is subject to risk.
In order to attract and retain large outsourcing contracts, we sometimes make significant capital investments to enable us to perform our services under the contracts, such as purchases of information technology equipment and costs incurred to develop and implement software. The net book value of such assets recorded, including a portion of our intangible assets, could be impaired, and our earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract or a reduction in volumes and services thereunder for reasons such as a customer's or client's merger or acquisition, divestiture of assets or businesses, business failure or deterioration, or a customer's or client's exercise of contract termination rights.
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

Xerox 2014 Annual Report 16

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
In addition, we incur significant expenditures for the development and construction of system software platforms needed to support our clients' needs. Our failure to fully understand client requirements or implement the appropriate operating systems or databases or solutions which enable the use of other supporting software may delay the project and result in cost overruns or potential impairment of the related software platforms.
If we are unable to collect our receivables for unbilled services, our results of operations, financial condition and cash flows could be adversely affected.
The profitability of certain of our large services contracts depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. Actual losses on client balances could differ from current estimates and, as a result, may require adjustment of our receivables for unbilled services. Our receivables include long-term contracts and over the course of a long-term contract, our customers' financial condition may change such that their ability to pay their obligations, and our ability to collect our fees for services rendered, is adversely affected. Additionally, we may perform work for the federal, state and local governments, with respect to which we must file requests for equitable adjustment or claims with the proper agency to seek recovery in whole or in part, for out-of-scope work directed or caused by the government customer in support of its project, and the amounts of such recoveries may not meet our expectations or cover our costs. Macroeconomic conditions could result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments (for example, achieve specified milestones in percentage-of-completion contracts) and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
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
We need to successfully manage changes in the printing environment and market because our operating results may be negatively impacted by lower equipment placements and usage trends.

The printing market and environment is changing significantly as a result of new technologies, shifts in customer preferences in office printing and the expansion of new printing markets. Examples include mobile printing, color printing, continuous feed inkjet printing and the expansion of the market for entry products (A4 printers) and high-end products (B1/B2 printers). A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces products and services that meet these changes. Our future

Xerox 2014 Annual Report 17

success in executing on this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market. If we are unable to develop and market advanced and competitive technologies, it may negatively impact expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction systems. We expect that revenue growth can be further enhanced through our document management and consulting services in the areas of personalized and product life cycle communications, enterprise managed print services and document content and imaging. The ability to achieve growth in our equipment placements is subject to the successful implementation of our initiatives to provide advanced systems, industry-oriented global solutions and services for major customers, improve direct and indirect sales productivity and expand and successfully manage our indirect distribution channels in the face of global competition and pricing pressures. Our ability to increase post sale revenue is largely dependent on our ability to increase the volume of pages printed, the mix and price of color pages, equipment utilization and color adoption, as well as our ability to retain a high level of supplies sales in unbundled contracts. Equipment placements typically occur through leases with original terms of three to five years. There will be a lag between the increase in equipment placements and an increase in post sale revenues. In addition, with respect to our indirect distribution channels, many of our partners may sell competing products, further increasing the need to successfully manage our relationships with our partners to ensure they meet our specific sale and distribution requirements for equipment placements and post sale revenues. If we are unable to maintain a consistent trend of revenue growth, it could materially adversely affect our results of operations and financial condition.
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
At times, we have experienced difficulties in hiring personnel with the desired levels of training or experience. In regard to the labor-intensive business of the Company, quality service and adequate internal controls depend on our ability to retain employees and manage personnel turnover. An increase in the employee turnover rate or our inability to recruit and retain qualified personnel could increase recruiting and training costs and potentially decrease revenues or decrease our operating effectiveness and productivity. We may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. Additionally, we need to identify managerial personnel in emerging markets and lower-cost locations where the depth of skilled employees is often limited and competition for these resources is intense. If we are unable to develop and retain these managerial employees with leadership capabilities our ability to successfully manage our business units could be impaired.
Our significant debt could adversely affect our financial health and pose challenges for conducting our business.
We have and will continue to have a significant amount of debt and other obligations, the majority of which support our customer financing activities. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.

Xerox 2014 Annual Report 18

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
Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, access to capital markets and funding from third parties. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward depends on our ability to generate cash from operations and access to the capital markets and funding from third parties, all of which are subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.
The Credit Facility contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2014, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.
Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters.
We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement laws; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations, as discussed in the “Contingencies” note in the Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts above any existing accruals, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted or are expected to adopt restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prohibited from selling our products in their existing forms, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products and other environmentally related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Related Products Directive (ERP) has led to the adoption of “implementing measures” or "voluntary agreements" that require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. A number of our products are already required to comply with ERP requirements and further regulations are being developed by the EU authorities. Another example is the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH could lead to restrictions and/or bans on certain chemical usage. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private

Xerox 2014 Annual Report 19

procurement requirements, we must comply or potentially face market access limitations that could have a material adverse effect on our operations and financial condition. Similarly, environmentally driven procurement requirements voluntarily adopted by customers in the marketplace (e.g., U.S. EPA EnergyStar) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to comply.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES
We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities, located in New York, California, Oklahoma, Oregon, Canada, U.K., Ireland and the Netherlands, are used primarily by the Document Technology segment. Our principal research facilities are located in California, New York, Canada, France and India. The research activities in our principal research centers benefit all of our operating segments. We lease and own several facilities worldwide to support our Services segment with larger concentrations of space in Texas, Kentucky, New Jersey, California, Mexico, Guatemala, Philippines, Jamaica, Romania and India. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
As a result of implementing our restructuring programs (refer to Note 11 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements, which is incorporated here by reference) as well as various productivity initiatives, several leased and owned properties became surplus. We are obligated to maintain our leased surplus properties through required contractual periods. We have disposed or subleased certain of these properties and are actively pursuing the successful disposition of remaining surplus properties.

In December 2014 we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos SE (Atos). The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the first half of 2015. As part of the announcement, 9,800 Xerox employees, located in 330 facilities in 45 countries, will be transferring to Atos. However, a substantial number of these facilities are customer sites not leased or owned by Xerox. The following is the expected impact of the ITO divestiture on Xerox's worldwide property portfolio. ITO occupies about 1.3 million square feet out of 2.8 million square feet in 61 primarily owned or leased buildings. There are an additional 84 owned or leased buildings in which ITO has 21 or less employees in each building. These properties are part of the due diligence/closing process and appropriate actions will be agreed and taken to transfer some properties to the buyer; the buyer will exit some properties and relocate to their property portfolio; and some properties will be shared.
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
ITEM 3. LEGAL PROCEEDINGS
The information set forth under Note 18 "Contingencies and Litigation" in the Consolidated Financial Statements is incorporated here by reference.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Xerox 2014 Annual Report 20

Part II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Exchange Information
Xerox common stock (XRX) is listed on the New York Stock Exchange and the Chicago Stock Exchange.
Xerox Common Stock Prices and Dividends

New York Stock Exchange composite prices *	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$12.44	$12.92	$14.05	$14.32
Low	10.30	11.06	12.20	12.21
Dividends declared per share	0.0625	0.0625	0.0625	0.0625

2013
High	$8.76	$9.49	$10.51	$12.23
Low	7.11	8.33	9.23	9.61
Dividends declared per share	0.0575	0.0575	0.0575	0.0575
 _____________

*	Price as of close of business.

In January 2015, the Board of Directors approved an increase in the Company's quarterly cash dividend from 6.25 cents per share to 7.00 cents per share, beginning with the dividend payable on April 30, 2015.

Common Shareholders of Record
See Item 6 - Selected Financial Data, Five Years in Review, Common Shareholders of Record at Year-End, which is incorporated here by reference.

PERFORMANCE GRAPH

Xerox 2014 Annual Report 21

Total Return To Shareholders

	Year Ended December 31,
(Includes reinvestment of dividends)	2009	2010	2011	2012	2013	2014
Xerox Corporation	$100.00	$138.56	$97.62	$85.56	$156.26	$181.51
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Information Technology Index	100.00	110.19	112.85	129.57	166.41	199.89

Source: Standard & Poor's Investment Services
Notes: Graph assumes $100 invested on December 31, 2009 in Xerox, the S&P 500 Index and the S&P 500 Information Technology Index, respectively, and assumes dividends are reinvested.

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2014
During the quarter ended December 31, 2014, Registrant issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent

(a)	Securities issued on October 31, 2014: Registrant issued 3,105 deferred stock units (DSUs), representing the right to receive shares of Common stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Registrant: Richard J. Harrington, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Sara Martinez Tucker and Mary Agnes Wilderotter.

(c)
The DSUs were issued at a deemed purchase price of $13.24 per DSU (aggregate price $41,110), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Registrant’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2014
Repurchases of Xerox Common Stock, par value $1 per share include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through 31	10,801,000	$12.84	10,801,000	$246,259,695
November 1 through 30	7,200,000	13.35	7,200,000	1,650,139,158
December 1 through 31	7,609,500	13.85	7,609,500	1,544,724,362
Total	25,610,500		25,610,500
_____________

(1)	Exclusive of fees and costs.

(2)
In November 2014, the Board of Directors authorized an additional $1.5 billion in share repurchase. Of the cumulative $8.0 billion of share repurchase authority granted by our Board of Directors, exclusive of fees and expenses, approximately $6.5 billion has been used through December 31, 2014. Repurchases may be made on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Xerox 2014 Annual Report 22

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs
October 1 through 31	16,696	$13.08	n/a	n/a
November 1 through 30	—	—	n/a	n/a
December 1 through 31	—	—	n/a	n/a
Total	16,696
 ______________

(1)
These repurchases are made under a provision in our stock-based compensation programs and represent the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2014 Annual Report 23

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEARS IN REVIEW
(in millions, except per-share data)

	2014	2013 (1)	2012(1)	2011(1)	2010(1),(2)
Per-Share Data
Income from continuing operations
Basic	$0.92	$0.91	$0.87	$0.86	$0.39
Diluted	0.90	0.89	0.85	0.84	0.39
Earnings
Basic	0.82	0.93	0.90	0.92	0.44
Diluted	0.81	0.91	0.88	0.90	0.43
Common stock dividends declared	0.25	0.23	0.17	0.17	0.17
Operations
Revenues	$19,540	$20,006	$20,421	$20,638	$19,650
Sales	5,288	5,582	5,827	6,265	6,297
Outsourcing, maintenance and rentals	13,865	13,941	13,997	13,741	12,693
Financing	387	483	597	632	660
Income from continuing operations	1,107	1,159	1,180	1,252	575
Income from continuing operations - Xerox	1,084	1,139	1,152	1,219	544
Net income	992	1,179	1,223	1,328	637
Net income - Xerox	969	1,159	1,195	1,295	606
Financial Position
Working capital	$2,798	$2,825	$2,363	$1,531	$2,222
Total Assets	27,658	29,036	30,015	30,116	30,600
Consolidated Capitalization
Short-term debt and current portion of long-term debt	$1,427	$1,117	$1,042	$1,545	$1,370
Long-term debt	6,314	6,904	7,447	7,088	7,237
Total Debt(3)	7,741	8,021	8,489	8,633	8,607
Liability to subsidiary trust issuing preferred securities	—	—	—	—	650
Series A convertible preferred stock	349	349	349	349	349
Xerox shareholders' equity	10,634	12,300	11,521	11,876	12,006
Noncontrolling interests	75	119	143	149	153
Total Consolidated Capitalization	$18,799	$20,789	$20,502	$21,007	$21,765
Selected Data and Ratios
Common shareholders of record at year-end	35,307	37,552	39,397	41,982	43,383
Book value per common share	$9.52	$10.35	$9.41	$8.88	$8.59
Year-end common stock market price	$13.86	$12.17	$6.82	$7.96	$11.52
Employees at year-end	147,500	143,100	147,600	139,700	136,500
Gross margin	32.0%	32.4%	33.2%	34.5%	36.4%
Sales gross margin	38.2%	36.4%	36.5%	36.8%	37.7%
Outsourcing, maintenance and rentals gross margin	28.7%	29.6%	30.4%	32.2%	34.4%
Finance gross margin	63.8%	66.3%	66.8%	63.4%	62.7%

___________

(1)
Income Statement items have been revised for all periods to reflect our Discontinued Operations. Refer to Note 4 - Divestitures in our Consolidated Financial Statements, which is incorporated here by reference, for additional information.

(2)	2010 results include the acquisition of ACS as of February 5, 2010.

(3)	Includes capital lease obligations.

Xerox 2014 Annual Report 24

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. Throughout the MD&A, we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this 2014 Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Throughout this document, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.

Executive Overview
With revenues of $19.5 billion, we are the world's leading global enterprise for business process and document management solutions. We provide services, technology and expertise to enable our customers - from small businesses to large global enterprises - to focus on their core business and operate more effectively.

Headquartered in Norwalk, Connecticut, the 147,500 people of Xerox serve customers in more than 180 countries providing business services, printing equipment and software for commercial and government organizations. In 2014, 33% of our revenue was generated outside the U.S.

We are a leader across large, diverse and growing markets estimated at over $650 billion. The global business process outsourcing market is very broad, encompassing multi-industry business processes as well as industry-specific business processes, and our addressable market is estimated at almost $300 billion. The document management market is estimated at roughly $100 billion and is comprised of the document systems, software, solutions and services that our customers have relied upon for years to help run their businesses and reduce their costs. The remaining market is the global information technology outsourcing market segment, which is estimated to be roughly $250 billion in aggregate - see the following paragraph.

On December 18, 2014, we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos SE (Atos). The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the first half of 2015. As a result of this pending transaction and having met applicable accounting requirements, in 2014 we reported the ITO business as a Discontinued Operation and reclassified its results from the Services segment to Discontinued Operations. Subsequent to the closing of this transaction, Xerox will no longer directly market stand-alone IT services. This transaction is part of our on-going effort to evolve our portfolio in line with our business and financial strategy. It gives us the opportunity to make further investments and acquisitions in our remaining Services business - strengthening our competitive positioning and supporting our global expansion goals. Refer to Note 4 - Divestitures in our Consolidated Financial Statements for additional information regarding Discontinued Operations.

We organize our business around two main reportable segments: Services and Document Technology.

•	Our Services segment is comprised of business process outsourcing (BPO) and document outsourcing (DO) services.
In 2014 we focused on improving our cost infrastructure and evolving our Services portfolio to enable increased revenue growth and margin expansion. Revenue from Services grew 1% in 2014, reflecting growth in both service offerings, BPO and DO, and represented 54% of our total revenues. Revenue growth was below the prior year growth rate of 2% and our longer-term expectations of mid-to-high single digit growth; however, we did deliver improvements in revenue growth and profit margin through the year. Services signings in 2014 declined by 13% but were up 20% year-over-year in fourth quarter 2014. During 2014, we implemented initiatives to improve our go-to-market effectiveness, software platform implementation and global service delivery capabilities. Across our services portfolio, the diversity of our offerings and the differentiated solutions we provide, enable us to deliver greater value to our customers.

Xerox 2014 Annual Report 25

•
Our Document Technology segment is comprised of our document technology and related supplies, technical service and equipment financing (excluding contracts related to document outsourcing). Our product groups within this segment include Entry, Mid-Range and High-End products.

In 2014 we focused on maintaining our market leadership in Document Technology as well as continuing to reduce our cost base. This strategy included expanding the software and application capabilities of Xerox® ConnectKey®, a major new software and solutions capability we launched in 2013. In 2014 we broadened the number of devices that are enabled with this capability and grew our indirect sales channels to expand our reach to small and mid-sized businesses (SMB). Document Technology revenues declined 6% in 2014, in line with expectations.

Annuity-Based Business Model

In 2014, 84% of our total revenue was annuity-based, which includes contracted services, equipment maintenance, consumable supplies and financing, among other elements. Our annuity revenue significantly benefits from growth in Services. Some of the key indicators of annuity revenue growth include:

•	Services signings, which reflects the estimated future revenues from contracts signed during the period.

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

Acquisitions
Consistent with our strategy to enhance our Services offerings and global presence and to expand our distribution capabilities in Document Technology, we completed several acquisitions during 2014. Refer to Acquisitions and Divestitures section in Item 1. Business in this Form 10-K as well as Note 3 - Acquisitions in our Consolidated Financial Statements for additional information regarding our 2014 acquisitions.
Financial Overview
Total revenue of $19.5 billion in 2014 declined 2% from the prior year. Services segment revenues increased 1%, reflecting growth in both of our Services offerings - BPO and DO. Services segment margin of 9.0% decreased 1.1-percentage points from 2013, reflecting a decline in gross margin of 1.1-percentage points as productivity improvements and restructuring benefits were not enough to offset higher expenses in our government healthcare business and the run-off of high margin contracts. Document Technology segment revenues declined 6%, reflecting weakness in developing markets, timing of new product introductions, lower financing revenues, price declines, and the continued migration of customers to Xerox managed print services, which is included in our Services segment. These declines were partially offset by the benefits from refreshes across our product portfolio and improving high-end product revenues. Document Technology segment margin of 13.7% increased 2.9-percentage points from 2013, reflecting ongoing benefits from productivity and restructuring actions as well as favorable benefits from transaction currency, pension costs and bad debt expense.
2014 Net income from continuing operations attributable to Xerox was $1,084 million and included $196 million of after-tax amortization of intangible assets. Net income for 2014 reflects the margin decline in the Services segment primarily due to higher costs associated with investments to mature our healthcare medicaid platform and the operational performance of our government healthcare business as well as revenue declines in Document Technology. These impacts were partially offset by productivity improvements and cost reductions from restructuring actions as well as favorable benefits from transaction currency, pension costs and bad debt expense. Net income from continuing operations attributable to Xerox for 2013 was $1,139 million and included $189 million of after-tax amortization of intangible assets.

Xerox 2014 Annual Report 26

Cash flow from operations was $2.1 billion in 2014 as compared to $2.4 billion in 2013. The decrease in cash was primarily due to the impacts from the prior year finance receivables sales and higher pension contributions. These decreases were partially offset by working capital improvements (accounts receivable, inventory and accounts payable), lower contract spending and lower income tax payments. Cash used in investing activities of $703 million primarily reflects capital expenditures of $452 million and acquisitions of $340 million partially offset by proceeds from the sale of businesses and assets of $80 million. Cash used in financing activities was $1.6 billion, which primarily reflects $1.1 billion for stock repurchases, $175 million of net payments on debt and $313 million for dividends.

We reported a net loss from discontinued operations in 2014 of $115 million primarily related to the loss on the pending disposal of the ITO business as previously noted. Refer to Note 4 - Divestitures in our Consolidated Financial Statements for additional information regarding discontinued operations.
2015 Outlook
We expect total revenues to be flat in 2015, excluding the impact of currency. We expect currency to have about a 3 to 4 percentage point negative impact on total revenues in 2015, reflecting the significant weakening of our major foreign currencies against the U.S. dollar. Earnings in 2015 are likewise expected to be negatively impacted by translation currency as well as higher pension costs.
In our Services business, we expect revenue growth between 2 and 4%, excluding the impact of currency, with revenue growth improving through the year. Revenue growth is expected to be driven by portfolio management, global expansion, sales investments to acquire new customers and increase our revenue with current customers and additional acquisitions which increase our service capabilities and global footprint. Services margins are expected to improve approximately 0.5-percentage points in 2015 as we continue to focus on portfolio mix as well as productivity and cost improvements.
In our Document Technology business, we expect revenue to decline 4 to 5%, excluding the impact of currency, reflecting improvements from second half 2014 product launches and moderation of the negative impact from prior period finance receivable sales. We also expect to capitalize on growth opportunities in the most advantaged segments of the market including color, high-end graphic communications and SMB markets. Margins in Document Technology are expected to be in the range of 11 to 13%, down from the 2014 margin of 13.7%, reflecting higher pension costs and negative impacts from translation currency partially offset by our continued focus on productivity and cost improvements.
Our capital allocation plan for 2015 includes the following:

•	Share repurchase – we plan to spend about $1 billion on share repurchases.

•
Acquisitions – we expect to spend up to $900 million. In keeping with our portfolio management strategy, we are focusing on acquiring companies that will expand our capabilities in attractive services areas as well as extend our global reach in Services. Despite the increased capital allocation for acquisitions, we will maintain the disciplined approach we have established for evaluating and completing acquisitions.

•	Debt – we are comfortable with our leverage position and expect to end the year with debt about flat at $7.7 billion.

•
Dividends - we recently announced a 12% increase in the quarterly dividend to 7 cents per share effective with our April 30th dividend. This will result in common dividends of just over $300 million in 2015, which is only modestly higher than the prior year as share repurchases effectively self-fund the increase.

Xerox 2014 Annual Report 27

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
Approximately 33% of our consolidated revenues are derived from operations outside of the United States where the U.S. Dollar is normally not the functional currency. When compared with the average of the major European currencies and Canadian Dollar on a revenue-weighted basis, the U.S. Dollar was flat in 2014 and 1% weaker in 2013, each compared to the prior year. As a result, the foreign currency translation had no impact on revenue in 2014 and a 1% positive impact on revenue in 2013.
During the fourth quarter 2014 and through January 2015, the U.S. Dollar strengthened significantly against our major foreign currencies. Foreign currency translation had no impact on our revenue during the first three quarters of 2014 but resulted in a 2-percentage point negative impact in the fourth quarter 2014. Our major foreign currencies continued to weaken in January 2015 - declines since December 31, 2014 include the Euro by 7%, the Canadian Dollar by 9% and the Pound Sterling by 3%. As result of this continued weakening, we expect currency to have about a 3 to 4 percentage point negative impact on full-year 2015 revenues, assuming rates at the end of January 2015.
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
Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Refer to Note 1 - Summary of Significant Accounting Policies - Revenue Recognition, in the Consolidated Financial Statements for additional information regarding our revenue recognition policies. Specifically, the revenue related to the following areas involves significant judgments and estimates:

•	Bundled Lease Arrangements,

•	Sales to Distributors and Resellers, and

•	Services - Percentage-of-Completion

Xerox 2014 Annual Report 28

Bundled Lease Arrangements - We sell our equipment under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated monthly fixed price for all elements over the contractual lease term. Approximately 35% of our equipment sales revenue is related to sales made under bundled lease arrangements. Recognizing revenues under these arrangements requires us to allocate the total consideration received to the lease and non-lease deliverables included in the bundled arrangement, based upon the estimated fair values of each element.
Sales to Distributors and Resellers - We utilize distributors and resellers to sell many of our technology products, supplies and services to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are sold to such distributors and resellers. Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Approximately 11% of our revenues include sales to distributors and resellers and provisions and allowances recorded on these sales are approximately 20% of the associated gross revenues.
Revenue Recognition for Services - Percentage-of-Completion - A portion of our Services revenue is recognized using the percentage-of-completion (POC) accounting method. This method requires the use of estimates and judgment. Approximately 3% of our Services revenues were recognized using the POC accounting method. Although not significant to total Services revenue, the POC methodology is normally applied to certain of our larger and longer term outsourcing contracts involving system development and implementation services, primarily in government healthcare and certain government transportation contracts. In addition, we had unbilled receivables totaling $360 and $345 at December 31, 2014 and 2013, respectively, representing revenues recognized but not yet billable under the terms of our POC contracts.
The POC accounting methodology involves recognizing probable and reasonably estimable revenue using the percentage of services completed based on a current cumulative cost incurred to estimated total cost basis and a reasonably consistent profit margin over the period. Due to the long-term nature of these arrangements, developing the estimates of cost often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs. Such revisions are reflected in income in the period in which the facts that give rise to that revision become known. We perform ongoing profitability analysis of our POC services contracts in order to determine whether the latest estimates require updating. Key factors reviewed by the company to estimate the future costs to complete each contract are future labor costs, future product costs, expected productivity efficiencies, achievement of contracted milestones and performance goals as well as potential penalties for milestone and system implementation delays.
If at any time our estimates indicate the POC contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately in cost of services and results in the contract being recorded at a zero profit margin with recognition of an equal amount of revenues and costs.
Allowance for Doubtful Accounts and Credit Losses
We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience adjusted for current conditions. We recorded bad debt provisions of $53 million, $120 million and $119 million in SAG expenses in our Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, respectively.
Bad debt provisions declined in 2014 reflecting improved trends in write-offs throughout the year as well as a continued disciplined credit process. Reserves, as a percentage of trade and finance receivables, were 3.1% at December 31, 2014, as compared to 3.4% and 3.3% at December 31, 2013 and 2012. We continue to assess our receivable portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.

Xerox 2014 Annual Report 29

As discussed above, we estimated our provision for doubtful accounts based on historical experience and customer-specific collection issues. This methodology was consistently applied for all periods presented. During the five year period ended December 31, 2014, our reserve for doubtful accounts ranged from 3.1% to 3.4% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2014 rate of 3.1% would change the 2014 provision by approximately $36 million.
Refer to Note 5 - Accounts Receivables, Net and Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our allowance for doubtful accounts.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense, liability and asset values related to our defined benefit pension plans. These factors include assumptions we make about the expected return on plan assets, discount rate, lump-sum settlement rates, the rate of future compensation increases and mortality. Differences between these assumptions and actual experiences are reported as net actuarial gains and losses and are subject to amortization to net periodic benefit cost over future periods. Over the past several years, we have amended several of our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service. The freeze of current benefits is the primary driver of the reduction in pension service costs since 2012. In certain plans we are required by law or statute to continue to reflect salary increases and inflation in determining the benefit obligation related to prior service.
Cumulative net actuarial losses for our defined benefit pension plans of $3.3 billion as of December 31, 2014 increased by $924 million from December 31, 2013, reflecting the increase in our benefit obligations as a result of lower discount rates and changes in U.S. mortality assumptions partially offset by actual asset returns exceeding expected returns and settlement losses in the U.S. In October 2014, the Society of Actuaries issued new mortality tables and a mortality improvement scale specifically intended for use in estimating retirement plan liabilities for U.S. plans. The new tables reflect a longer life expectancy for retirees than projected in past tables, which accordingly resulted in an increase to our U.S. defined benefit plan obligations. The total actuarial loss at December 31, 2014 is subject to offsetting gains or losses in the future due to changes in actuarial assumptions and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 6.7% for 2014, 6.7% for 2013 and 6.9% for 2012, on a worldwide basis. During 2014, the actual return on plan assets was $1,297 million as compared to an expected return of $632 million. When estimating the 2015 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and asset mix with respect to the plans' funds. The weighted average expected rate of return on plan assets we will use in 2015 is 6.0%. The decline in the 2015 rate reflects the increased investment in fixed income securities as we reposition our investment portfolios in light of the freeze of plan benefits.
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our projected benefit obligation, we consider the Moody's Aa Corporate Bond Index and the International Index Company's iBoxx Sterling Corporate AA Cash Bond Index, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2014 and to calculate our 2015 expense was 3.4%; the rate used to calculate our obligations as of December 31, 2013 and our 2014 expense was 4.4%. The weighted average discount rate we used to measure our retiree health obligation as of December 31, 2014 and to calculate our 2015 expense was 3.8%; the rate used to calculate our obligation at December 31, 2013 and our 2014 expense was 4.5%.
Holding all other assumptions constant, a 0.25% increase or decrease in the discount rate would change the 2015 projected net periodic pension cost by approximately $30 million. Likewise, a 0.25% increase or decrease in the expected return on plan assets would change the 2015 projected net periodic pension cost by $18 million.
One of the most significant and volatile elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment.

Xerox 2014 Annual Report 30

We have elected to apply settlement accounting to these plans and, therefore, we recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $3.3 billion at December 31, 2014, of which the U.S. primary domestic plans represented approximately $1,149 million. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e. the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly period to period. In 2014, settlement losses associated with our primary domestic pension plans amounted to $51 million. Currently, on average, approximately $100 million of plan settlements will result in settlement losses of approximately $25 million. During the three years ended December 31, 2014, U.S. plan settlements were $250 million, $838 million and $481 million, respectively.
The following is a summary of our benefit plan costs and funding for the three years ended December 31, 2014 as well as estimated amounts for 2015:

	Estimated	Actual
(in millions)	2015	2014	2013	2012
Defined benefit pension plans(1)	$62	$31	$105	$218
U.S. settlement losses	164	51	162	82
Defined contribution plans (2)	101	102	89	61
Retiree health benefit plans	16	3	1	11
Total Benefit Plan Expense	$343	$187	$357	$372
 ___________

(1)	Excludes U.S. settlement losses.

(2)
Excludes an estimated $7 million for 2015; and $8 million, $7 million and $2 million for the three years ended December 31, 2014, respectively, related to our ITO business, which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Our estimated 2015 defined benefit pension plan cost is expected to be approximately $144 million higher than 2014, primarily driven by higher projected U.S. settlement losses of $113 million and higher amortization of actuarial losses. These increases are primarily the result of lower discount rates and lump-sum settlement rates. Benefit plan costs are included in several income statement components based on the related underlying employee costs.

	Estimated	Actual
(in millions)	2015	2014	2013	2012
Defined benefit pension plans:
Cash	$340	$284	$230	$364
Stock	—	—	—	130
Total	340	284	230	494
Defined contribution plans (1)	101	102	89	61
Retiree health benefit plans	71	70	77	84
Total Benefit Plan Funding	$512	$456	$396	$639
 ___________

(1)
Excludes an estimated $7 million for 2015; and $8 million, $7 million and $2 million for the three years ended December 31, 2014, respectively, related to our ITO business, which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

The increase in contributions to our worldwide defined benefit pension plans in 2015, largely in the U.S., is to gradually address the underfunded liability in the U.S. Refer to Note 16 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding defined benefit pension plan assumptions, expense and funding.
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. Our provision is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our provision will change based on discrete or other nonrecurring events such as audit settlements, tax law changes, changes in valuation allowances, etc., that may not be predictable.

Xerox 2014 Annual Report 31

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded in our Consolidated Balance Sheets and provide valuation allowances as required. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Adjustments to our valuation allowance, through (credits) charges to income tax expense, were $(20) million, $2 million and $(9) million for the years ended December 31, 2014, 2013 and 2012, respectively. There were other decreases to our valuation allowance, including the effects of currency, of $56 million, $42 million and $14 million for the years ended December 31, 2014, 2013 and 2012, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to deferred tax assets or other comprehensive income. Gross deferred tax assets of $3.4 billion and $3.4 billion had valuation allowances of $538 million and $614 million at December 31, 2014 and 2013, respectively.
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $240 million, $267 million and $201 million at December 31, 2014, 2013 and 2012, respectively.
Refer to Note 17 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.
Business Combinations and Goodwill
The accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Our estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party valuation firms. Refer to Note 3 - Acquisitions in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
As a result of our acquisition of Affiliated Computer Services, Inc. (ACS) in 2010, as well as other acquisitions including GIS, we have a significant amount of goodwill. Goodwill at December 31, 2014 was $8.8 billion. Goodwill is not amortized but rather is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment may have been incurred. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors, supply costs, unanticipated competitive activities and acts by governments and courts.
Application of the annual goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the assessment - qualitatively or quantitatively - of the fair value of each reporting unit against its carrying value. At December 31, 2014, $6.5 billion and $2.3 billion of goodwill was allocated to reporting units within our Services and Document Technology segments, respectively. Our Services segment is comprised of five reporting units while our Document Technology segment is comprised of one reporting unit for a total of six reporting units with goodwill balances.
Our annual impairment test of goodwill was performed in the fourth quarter of 2014. Consistent with 2013, we elected to utilize a quantitative assessment of the recoverability of our goodwill balances for each of our reporting units.
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

Xerox 2014 Annual Report 32

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
In performing our 2014 impairment test, the following were the 3-year compounded assumptions for Document Technology and the five reporting units within our Services segment with respect to revenue, operating income and margins, which formed the basis for estimating future cash flows used in the discounted cash flow model:

•
Document Technology - revenue decline in 2015 moderating in 2016-2017, operating income growth: flat-1%, and operating margin: 10%-11% - as we continue to manage costs as a result of an expected decline in revenues.

•
Services - revenue growth: 5%-6%, operating income growth: 10%-12%, and operating margin: 10%-12% - as we benefit from recurring revenue and strong renewals while improving the mix of services and improving the performance of our government healthcare business as well as restructuring the businesses to achieve operating margin growth.

We believe these assumptions are appropriate and reflect our forecasted long-term business model, giving appropriate consideration to our historical results as well as the current economic environment and markets that we serve. The average discount rate applied to our projected cash flows was approximately 9.5%, which we considered reasonable based on the estimated capital costs of applicable market participants. Although the sum of the fair values of our reporting units was in excess of our market capitalization, we believe the difference is reasonable when market-based control premiums and other factors are taken into consideration, including the evolution of our business to be predominantly services-based.
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
After completing our annual impairment reviews for each reporting unit in the fourth quarter of 2014 and 2013, we concluded that goodwill was not impaired in either of these years. In 2014, no reporting unit had an excess of fair value over carrying value of less than 20%.
Our impairment assessment methodology includes the use of outside valuation experts and the inclusion of factors and assumptions related to third-party market participants. In connection with the announced sale of the ITO business in the fourth quarter 2014, since that business comprised a portion of several reporting units, we tested the retained goodwill of those reporting units for impairment and concluded that the goodwill remaining was not impaired since the fair values of those reporting units exceeded their carrying values.
Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding the ITO disposition as well as Note 10 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding goodwill by reportable segment.

Xerox 2014 Annual Report 33

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2014 was as follows:

	Revenues			Change		Percent of Total Revenue
(in millions)	2014	2013	2012	2014	2013	2014	2013	2012
Equipment sales	$3,104	$3,358	$3,476	(8)%	(3)%	16%	17%	17%
Annuity revenue	16,436	16,648	16,945	(1)%	(2)%	84%	83%	83%
Total Revenue	$19,540	$20,006	$20,421	(2)%	(2)%	100%	100%	100%

Reconciliation to Consolidated Statements of Income:
Sales	$5,288	$5,582	$5,827
Less: Supplies, paper and other sales	(2,184)	(2,224)	(2,351)
Equipment Sales	$3,104	$3,358	$3,476	(8)%	(3)%	16%	17%	17%
Outsourcing, maintenance and rentals	$13,865	$13,941	$13,997	(1)%	—%	71%	70%	69%
Add: Supplies, paper and other sales	2,184	2,224	2,351	(2)%	(5)%	11%	11%	11%
Add: Financing	387	483	597	(20)%	(19)%	2%	2%	3%
Annuity Revenue	$16,436	$16,648	$16,945	(1)%	(2)%	84%	83%	83%
Revenue 2014
Total revenues decreased 2% compared to the prior year with no impact from currency. Total revenues included the following:

•	Annuity revenue decreased 1% compared to prior year with no impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue includes outsourcing revenue within our Services segment and maintenance revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Revenues of $13,865 million decreased 1% from the prior year with a 1-percentage point negative impact from currency. The decrease was due to a decline in the Document Technology segment partially offset by growth in outsourcing revenue within our Services segment.

◦
Supplies, paper and other sales includes unbundled supplies and other sales, primarily within our Document Technology segment. Revenues of $2,184 million decreased 2% from the prior year with no impact from currency. The decrease was primarily driven by moderately lower supplies demand and a decline in other sales revenue.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. Financing revenues decreased 20% from the prior year due primarily to $40 million in pre-tax gains on finance receivable sales in the second half of 2013 as well as a lower finance receivable balance mostly as a result of prior period sales of finance receivables and lower originations due to decreased equipment sales. Refer to the discussion on Sales of Finance Receivable in the Capital Resources and Liquidity section as well as Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

•
Equipment sales revenue is reported primarily within our Document Technology segment and the Document Outsourcing business within our Services segment. Equipment sales revenue decreased 8% from the prior year, including a 1-percentage point negative impact from currency. Lower installs across the majority of our product groupings, lower sales in entry products due to product launch timing and overall price declines that were at the low-end of our historical 5% to 10% range contributed to the decline. Equipment sales were also impacted by lower sales in developing markets, and particularly lower sales in Russia due to economic instability.

Xerox 2014 Annual Report 34

Revenue 2013
Total revenues decreased 2% compared to the prior year and included 1-percentage point positive impact from currency. Total revenues included the following:

•	Annuity revenue decreased 2% compared to prior year with no impact from currency. Annuity revenue is comprised of the following:

◦
Outsourcing, maintenance and rentals revenue includes outsourcing revenue within our Services segment and technical service revenue (including bundled supplies) and rental revenue, both primarily within our Document Technology segment. Revenues of $13,941 million remained flat from the prior year and included a 1-percentage point positive impact from currency. This was primarily driven by growth in our Services segment offset by a decline in maintenance revenue due to moderately lower page volumes and revenue per page.

◦
Supplies, paper and other sales includes unbundled supplies and other sales, primarily within our Document Technology segment. Revenues of $2,224 million decreased 5% from the prior year with no impact from currency. The decrease was primarily driven by a reduction in channel supplies inventories in the U.S. and developing markets, moderately lower supplies and paper demand, and lower licensing sales.

◦
Financing revenue is generated from financed sale transactions primarily within our Document Technology segment. Financing revenues decreased 19% from the prior year reflecting a lower balance of finance receivables as a result of prior period sales of receivables and lower originations due to decreased equipment sales. Financing revenues in 2013 include gains of $40 million from the sales of finance receivables as compared to $44 million in 2012. Refer to the discussion on Sales of Finance Receivable in the Capital Resources and Liquidity section as well as Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

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

An analysis of the change in revenue for each business segment is included in the “Operations Review of Segment Revenue and Profit” section.

Costs, Expenses and Other Income
Summary of Key Financial Ratios

	Year Ended December 31,			Change
	2014	2013	2012	2014	2013
Total Gross Margin	32.0%	32.4%	33.2%	(0.4) pts	(0.8) pts
RD&E as a % of Revenue	3.0%	3.0%	3.2%	—	(0.2) pts
SAG as a % of Revenue	19.4%	20.4%	20.3%	(1.0) pts	0.1 pts
Operating Margin(1)	9.6%	9.0%	9.7%	0.6 pts	(0.7) pts
Pre-tax Income Margin	6.2%	6.2%	6.3%	—	(0.1) pts
Operating Margin
Operating margin1 for the year ended December 31, 2014 of 9.6% increased 0.6-percentage points as compared to 2013. The increase was driven primarily by a 1.0-percentage point improvement in SAG as a percent of revenue partially offset by a decline in gross margin of 0.4-percentage points. The operating margin improvement reflects restructuring savings and productivity improvements, continued benefits from currency on yen based purchases and lower bad debt expense. As anticipated, operating margin also benefited from lower year-over-year pension expense and settlement losses (collectively referred to as "pension expense"). We anticipate pension expense will increase in 2015 as a result of expected changes in the discount rate and the estimated impact it will have on settlement losses. Refer to the discussion on Pension Plan Assumptions in the Application of Critical accounting Policies section as well as Note 16 - Employee Benefit Plans in the Consolidated Financial Statements for additional information. Services margins decreased in 2014 due to higher government healthcare platform expenses, including net non-cash impairment charges, as well as platform and resource investments across the Services segment and the continued run-off of the student loan business.

Xerox 2014 Annual Report 35

The operating margin1 for the year ended December 31, 2013 of 9.0% decreased 0.7-percentage points as compared to 2012. The decline was driven primarily by a decline in gross margin of 0.8-percentage points partially offset by a moderate improvement in operating expenses as a percent of revenue. The operating margin decline reflects continued pressure on Services margins from higher healthcare platform expenses and the run-off of the student loan business, as well as from higher pension settlement costs impacting Document Technology.
 _____________

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the Operating Margin non-GAAP financial measure.
Gross Margins
Total Gross Margin
Total gross margin for year ended December 31, 2014 of 32.0% decreased 0.4-percentage points as compared to 2013. The decrease was driven by margin declines within the Services segment as well as the impact of a higher proportion of our revenue from Services (which historically has a lower gross margin than Document Technology) partially offset by a higher gross margin within the Document Technology segment.
Gross margin for year ended December 31, 2013 of 32.4% decreased 0.8-percentage points as compared to 2012. The decrease was driven by margin declines within the Services segment as well as the continued increase in services revenue as a percent of total revenue.
Services Gross Margin
Services gross margin for the year ended December 31, 2014 decreased 1.1-percentage points as compared to 2013. The decrease is primarily due to higher expenses associated with our public sector and government healthcare businesses, including costs for the Medicaid and Health Insurance Exchange (HIX) platforms, the anticipated run-off of our student loan business and price declines that were consistent with prior periods. These impacts were only partially offset by productivity improvements and restructuring benefits.
Services gross margin for the year ended December 31, 2013 decreased 0.7-percentage points as compared to 2012. The decrease is primarily due to revenue mix in the segment, the run-off of our student loan business, lower volumes in some areas of the business and higher healthcare platform costs. These impacts were only partially offset by productivity improvements and restructuring benefits.
Document Technology Gross Margin
Document Technology gross margin for the year ended December 31, 2014 increased by 1.5-percentage points as compared to 2013. The increase, driven by cost productivity and restructuring savings, favorable transaction currency on our Yen-based purchases, lower pension expense and favorable revenue mix, was partially offset by moderate price declines and the impact of the prior year finance receivable gain.
Document Technology gross margin for the year ended December 31, 2013 increased by 0.1-percentage points as compared to 2012. The increase was driven by cost productivities and favorable transaction currency on our Yen- based purchases, which more than offset the impact of price declines and mix.
Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2014	2013	2012	2014	2013
R&D	$445	$481	$545	$(36)	$(64)
Sustaining engineering	132	122	110	10	12
Total RD&E Expenses	$577	$603	$655	$(26)	$(52)
R&D Investment by Fuji Xerox(1)	$654	$724	$860	$(70)	$(136)
______________

(1)	Fluctuation in Fuji Xerox R&D was primarily due to changes in foreign exchange rates.
RD&E as a percent of revenue for the year ended December 31, 2014 of 3.0% remained flat, reflecting the impact of restructuring and productivity improvements and a higher mix of Services revenue (which historically has a lower RD&E as a percentage of revenue), offset by increased investments in Services RD&E and the overall total company revenue decline.
RD&E of $577 million for the year ended December 31, 2014, was $26 million lower than 2013 reflecting the impact of restructuring and productivity improvements.

Xerox 2014 Annual Report 36

Innovation is one of our core strengths and we continue to invest at levels that enhance this core strength, particularly in services, color and software. During 2014 we managed our investments in R&D to align with growth opportunities in areas like business services, color printing and customized communication. Our R&D is also strategically coordinated with Fuji Xerox.
RD&E as a percent of revenue for the year ended December 31, 2013 of 3.0% decreased 0.2-percentage points. The decrease was driven by the higher mix of Services revenue (which historically has a lower RD&E as a percentage of revenue) lower spending and productivity improvements.
RD&E of $603 million for the year ended December 31, 2013, was $52 million lower, reflecting the impact of restructuring and productivity improvements.
Selling, Administrative and General Expenses (SAG)
SAG as a percent of revenue of 19.4% decreased 1.0-percentage point for the year ended December 31, 2014. The decrease was driven by the higher mix of Services revenue (which historically has lower SAG as a percentage of revenue), restructuring and productivity improvements, and lower pension and bad debt expense. The net reduction in SAG spending exceeded the overall revenue decline on a percentage basis.
SAG expenses of $3,788 million for the year ended December 31, 2014 were $285 million lower than the prior year period. The decrease in SAG expense reflects the following:

•	$125 million decrease in selling expenses.

•	$93 million decrease in general and administrative expenses.

•
$67 million decrease in bad debt expenses to $53 million, reflecting the favorable trend in write-offs and recoveries experienced throughout the year. Full year 2014 bad debt expense remained less than one percent of receivables.

SAG as a percent of revenue of 20.4% increased 0.1-percentage points for the year ended December 31, 2013.
SAG expenses of $4,073 million for the year ended December 31, 2013 was $68 million lower than the prior year period. The SAG expense decrease reflects the following:

•
$52 million decrease in selling expenses reflecting the benefits from restructuring and productivity improvements, as well as lower compensation-related expenses and advertising spending partially offset by the impact of acquisitions.

•	$17 million decrease in general and administrative expenses as restructuring savings and productivity improvements were partially offset by the impact of acquisitions and increased consulting costs.

•	$1 million increase in bad debt expense to $120 million.
Restructuring and Asset Impairment Charges

During the year ended December 31, 2014, we recorded net restructuring and asset impairment charges of $128 million ($91 million after-tax). Approximately 30% of the charges were related to our Services segment, 59% to our Document Technology segment, and 11% to our Other segment and included the following:

•
$143 million of severance costs related to headcount reductions of approximately 4,000 employees globally. The actions impacted several functional areas, with approximately 53% of the costs focused on gross margin improvements, 42% on SAG and 5% on the optimization of RD&E investments.

•	$5 million for lease termination costs primarily reflecting continued optimization of our worldwide operating locations.

•	$7 million of asset impairment losses.
The above charges were partially offset by $27 million of net reversals for changes in estimated reserves from prior period initiatives.
We expect 2015 pre-tax savings of approximately $100 million from our 2014 restructuring actions.
During the year ended December 31, 2013, we recorded net restructuring and asset impairment charges of $115 million ($82 million after-tax). Approximately 33% of the charges were related to our Services segment and 67% to our Document Technology segment and included the following:

Xerox 2014 Annual Report 37

•
$141 million of severance costs related to headcount reductions of approximately 4,800 employees globally. The actions impacted several functional areas, with approximately 65% of the costs focused on gross margin improvements, 34% on SAG and 1% on the optimization of RD&E investments.

•	$2 million for lease termination costs primarily reflecting continued optimization of our worldwide operating locations.

•	$1 million of asset impairment losses.
The above charges were partially offset by $29 million of net reversals for changes in estimated reserves from prior period initiatives.
Restructuring Summary
The restructuring reserve balance as of December 31, 2014 for all programs was $97 million, of which approximately $94 million is expected to be spent over the next twelve months. In the first quarter 2015, we expect to incur additional restructuring charges of approximately $0.02 per diluted share for actions and initiatives that have not yet been finalized.

Refer to Note 11 - Restructuring and Asset Impairment Charges in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
During the year ended December 31, 2014, we recorded $315 million of expense related to the amortization of intangible assets, which is $10 million higher than the prior year reflecting an increase in acquisitions in 2014.
During the year ended December 31, 2013, we recorded $305 million of expense related to the amortization of intangible assets, which was $4 million higher than the prior year reflecting the increase in acquisitions in 2012.
Refer to Note 10 - Goodwill and Intangible assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment of approximately 147,500 as of December 31, 2014 increased by approximately 4,400 from December 31, 2013, due primarily to the impact of acquisitions and seasonal fluctuations in Services, partially offset by restructuring actions and productivity improvements. Total headcount includes approximately 9,800 employees who are expected to transfer to Atos upon closure of the sale of our ITO business. Worldwide employment was approximately 143,100 and 147,600 at December 2013 and 2012, respectively.
Other Expenses, Net

	Year Ended December 31,
(in millions)	2014	2013	2012
Non-financing interest expense	$237	$240	$229
Interest income	(10)	(11)	(13)
(Gains) losses on sales of businesses and assets	(50)	(64)	2
Currency losses (gains), net	5	(7)	3
Litigation matters	11	(34)	(1)
Loss on sales of accounts receivables	15	17	21
Deferred compensation investment gains	(7)	(15)	(10)
All other expenses, net	31	20	26
Total Other Expenses, Net	$232	$146	$257
Note: With the exception of Deferred compensation investment gains, all items comprising Other Expense, Net are reported in the Other segment. Deferred compensation investment gains are reported in the Services segment as an offset to the associated compensation expense - see below.

Xerox 2014 Annual Report 38

Non-Financing Interest Expense: Non-financing interest expense for the year ended December 31, 2014 of $237 million was $3 million lower than prior year primarily due to the benefit of lower borrowing costs achieved as a result of refinancing existing debt. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $26 million from the prior year, primarily driven by a lower total average debt balance and lower average cost of debt.
Non-financing interest expense for the year ended December 31, 2013 of $240 million was $11 million higher than prior year primarily due to a higher average cost of debt. When non-financing interest expense is combined with financing interest expense (cost of financing), total company interest expense declined by $24 million from the prior year, primarily driven by a lower total average debt balance partially offset by a higher average cost of debt.

Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information regarding our allocation of interest expense.
(Gains) Losses on Sales of Businesses and Assets: The 2014 gains on sales of businesses and assets was primarily related to the sales of surplus properties with $39 million related to sales in Latin America and $8 million related to a sale in the U.S.
The 2013 gains on sales of businesses and assets include the following transactions:

•	A $29 million gain on the $32.5 million cash sale of a portion of our Wilsonville, Oregon product design, engineering and chemistry group and related assets that were surplus to our needs.

•	A $23 million gain on the sale of a surplus facility in the U.S.

•	An $8 million gain on the sale of a surplus facility in Latin America.
Currency Losses (Gains), Net: Currency losses (gains) primarily result from the re-measurement of foreign currency-denominated assets and liabilities, the cost of hedging foreign currency-denominated assets and liabilities and the mark-to-market of foreign exchange contracts utilized to hedge those foreign currency-denominated assets and liabilities. 2014 currency losses are primarily related to significant volatility in exchange rates in Russia in the fourth quarter.
Litigation Matters: 2014 litigation matters reflect probable losses and reserves for various legal matters partially offset by the favorable resolution of our securities litigation matter.
Litigation matters for 2013 primarily reflect the benefit resulting from a reserve reduction associated with litigation developments.
Refer to Note 18 - Contingencies and Litigation, in the Consolidated Financial Statements for additional information regarding litigation against the Company.
Loss on Sales of Accounts Receivables: Represents the loss incurred on our sales of accounts receivables. Refer to Sales of Accounts Receivables section below and Note 5 - Accounts Receivables, Net in the Consolidated Financial Statements for additional information regarding our sales of receivables.
Deferred Compensation Investment Gains: Represents gains on investments supporting certain of our deferred compensation arrangements. These gains or losses are offset by an increase or decrease, respectively, in compensation expense recorded in SAG in our Services segment as a result of the increase or decrease in the liability associated with these arrangements.
Income Taxes

The 2014 effective tax rate was 21.5% or 24.9% on an adjusted basis1. The adjusted tax rate for 2014 was lower than the U.S. statutory tax rate primarily due to a net benefit of approximately 2.4% resulting from the redetermination of certain unrecognized tax positions upon conclusion of several audits, 2.5% from foreign tax credits resulting from actual and anticipated dividends from our foreign subsidiaries, 1.1% from the retroactive impact from the U.S. Tax Increase Prevention Act of 2014, and 1.0% from the reversal of a valuation allowance on deferred tax assets associated with capital losses as well as the geographical mix of profits.
The 2013 effective tax rate was 20.4% or 23.8% on an adjusted basis1. The adjusted tax rate for 2013 was lower than the U.S. statutory tax rate primarily due to foreign tax credits resulting from actual and anticipated dividends from our foreign subsidiaries, the geographical mix of income and the retroactive tax benefits from the American Taxpayer Relief Act of 2012 tax law change of approximately $19 million. These benefits were partially offset by the

Xerox 2014 Annual Report 39

discrete impact of $12 million for the U.K. corporate income tax rate reduction and the corresponding adjustment to our U.K. deferred tax assets.
The 2012 effective tax rate was 19.9% or 23.4% on an adjusted basis1. The adjusted tax rate for 2012 was lower than the U.S. statutory rate primarily due to foreign tax credits resulting from anticipated dividends and other foreign transactions as well as the geographical mix of profits. In addition, a net tax benefit from adjustments of certain unrecognized tax positions and deferred tax valuation allowances was offset by a similar impact on deferred tax assets from the 2012 reduction in the U.K. corporate income tax rate.
Xerox operations are widely dispersed. The statutory tax rate in most non U.S. jurisdictions is lower than the combined U.S. and state tax rate. The amount of income subject to these lower foreign rates relative to the amount of U.S. income will impact our effective tax rate. However, no one country outside of the U.S. is a significant factor to our overall effective tax rate. Certain foreign income is subject to U.S. tax net of any available foreign tax credits. Our full year effective tax rate for 2014 includes a benefit of 9.6-percentage points from these non-U.S. operations. Refer to Note 17 - Income and Other Taxes, in the Consolidated Financial Statements for additional information regarding the geographic mix of income before taxes and the related impacts on our effective tax rate.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events (e.g. audit settlements, tax law changes, changes in valuation allowances, etc.) that may not be predictable. Excluding the effects of intangibles amortization and other discrete items, we anticipate that our adjusted effective tax rate will be approximately 25% to 27% for 2015.
 _____________

(1)	See the "Non-GAAP Financial Measures" section for an explanation of the adjusted effective tax rate non-GAAP financial measure.
Equity in Net Income of Unconsolidated Affiliates

	Year Ended December 31,
(in millions)	2014	2013	2012
Total equity in net income of unconsolidated affiliates	$160	$169	$152
Fuji Xerox after-tax restructuring costs	3	9	16
Equity in net income of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox.
Refer to Note 9 - Investment in Affiliates, at Equity, in the Consolidated Financial Statements for additional information regarding our investment in Fuji Xerox.
Net Income From Continuing Operations
Net income from continuing operations attributable to Xerox for the year ended December 31, 2014 was $1,084 million, or $0.90 per diluted share. On an adjusted basis1, net income attributable to Xerox was $1,280 million, or $1.07 per diluted share, and included adjustments for the amortization of intangible assets. The increase in earnings per diluted share reflects a lower average share count as a result of share repurchases over the last three years.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2013 was $1,139 million, or $0.89 per diluted share. On an adjusted basis1, net income attributable to Xerox was $1,328 million, or $1.04 per diluted share, and included adjustments for the amortization of intangible assets.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2012 was $1,152 million, or $0.85 per diluted share. On an adjusted basis1, net income attributable to Xerox was $1,338 million, or $0.99 per diluted share, and included adjustments for the amortization of intangible assets.
_____________

(1)	See the "Non-GAAP Financial Measures" section for a reconciliation of reported net income from continuing operations to adjusted net income.
Discontinued Operations
Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding Discontinued Operations.

Xerox 2014 Annual Report 40

Other Comprehensive (Loss) Income
Other comprehensive loss attributable to Xerox was $1,380 million in 2014 as compared to income of $448 million in 2013. The decrease of $1,828 million from 2013 is primarily the result of losses of $662 million from changes in our defined benefit plans in 2014 as compared to gains of $632 million in 2013. The benefit plan losses in 2014 are primarily due to a decrease in the discount rates used to measure our benefit obligations in 2014 as compared to an increase in rates in 2013. (Refer to our discussion of Pension Plan Assumptions in the Application of Critical Accounting Policies section of the MD&A as well as Note 16 - Employee Benefit Plans in the Consolidated Financial Statements for additional information). The remainder of the year-over-year decrease in other comprehensive income is related to the $549 million increase in losses from the translation of our foreign currency denominated net assets as a result of the increased weakening in 2014 of our major foreign currencies as compared to the U.S. Dollar.
2013 Other comprehensive income attributable to Xerox of $448 million increased $959 million from 2012. The increase was primarily the result of gains associated with our defined benefit plans due to an increase in the discount rates used to measure our benefit obligations (Refer to our discussion of Pension Plan Assumptions in the Application of Critical Accounting Policies section of the MD&A as well as Note 16 - Employee Benefit Plans in the Consolidated Financial Statements for additional information). These gains were partially offset by losses from the translation of our foreign currency-denominated net assets in 2013 as compared to translation gains in 2012. The translation losses are the result of the weakening of our major foreign currencies against the U.S. Dollar in 2013 as compared to a strengthening of those same currencies in 2012.
Recent Accounting Pronouncements
Refer to Note 1 - Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.
Operations Review of Segment Revenue and Profit
Our reportable segments are consistent with how we manage the business and view the markets we serve. Our reportable segments are Services, Document Technology and Other. Revenues by segment for the three years ended December 31, 2014 were as follows:

(in millions)	Total Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin
2014
Services	$10,584	54%	$956	9.0%
Document Technology	8,358	43%	1,149	13.7%
Other	598	3%	(272)	(45.5)%
Total	$19,540	100%	$1,833	9.4%

2013
Services	$10,479	52%	$1,055	10.1%
Document Technology	8,908	45%	964	10.8%
Other	619	3%	(217)	(35.1)%
Total	$20,006	100%	$1,802	9.0%

2012
Services	$10,271	50%	$1,091	10.6%
Document Technology	9,462	46%	1,065	11.3%
Other	688	4%	(254)	(36.9)%
Total	$20,421	100%	$1,902	9.3%

Xerox 2014 Annual Report 41

Note: The above table has been revised to reflect the reclassification of the ITO business to Discontinued Operations. Segment profit associated with the ITO business reclassified from the Services segment to Discontinued Operations was $107 million, $100 million and $82 million for 2014, 2013 and 2012, respectively.

Services Segment
Our Services segment is comprised of two service offerings: Business Process Outsourcing (BPO) and Document Outsourcing (DO).
Services segment revenues for the three years ended December 31, 2014 were as follows:

	Revenue			Change
(in millions)	2014	2013	2012	2014	2013
Business processing outsourcing	$7,304	$7,244	$7,162	1%	1%
Document outsourcing	3,388	3,337	3,210	2%	4%
Less: Intra-segment elimination	(108)	(102)	(101)	6%	1%
Total Services Revenue	$10,584	$10,479	$10,271	1%	2%
__________

Note: The above table has been revised to reflect the reclassification of the ITO business to Discontinued Operations. Additionally, 2013 and 2012 BPO revenues have been revised to conform to the 2014 presentation of revenues.
Revenue 2014
Services revenue of $10,584 million increased 1% with no impact from currency.

•
BPO revenue increased 1% and represented 68% of total Services revenue. Growth from acquisitions along with organic growth in commercial healthcare and litigation services as well as growth internationally were partially offset by declines in portions of customer care. In addition, the anticipated declines in the student loan business and the Texas Medicaid contract termination had a combined 2.6-percentage point negative impact on BPO revenue growth and a 1.8-percentage point negative impact on total Services revenue. These negative year-over-year impacts are expected to end in the second half of 2015.

◦	In 2014, BPO revenue mix across the major business areas was as follows: Commercial - 45%; Government and Transportation - 25%; Commercial Healthcare - 18%; and Government Healthcare - 12%.

•
DO revenue increased 2% and represented 32% of total Services revenue. The increase in DO revenue was primarily driven by growth in our partner print services offerings offset by declines in Europe and other markets due to contract run-off and new contract ramp timing.

Segment Margin 2014
Services segment margin of 9.0% decreased 1.1-percentage points from the prior year due primarily to a 1.1-percentage point decline in gross margin, as margin improvements in DO, commercial healthcare, human resources and commercial European businesses were more than offset by decreased margin in government healthcare and government and transportation. Productivity improvements and restructuring benefits were insufficient to offset higher expenses associated with our government healthcare Medicaid and Health Insurance Exchange (HIX) platforms, net non-cash impairment charges for the HIX platform, higher compensation expenses, the anticipated run-off of the student loan business and price declines consistent with prior years. The gross margin decline was partially offset by improvements in SAG reflecting restructuring benefits.
Metrics
Pipeline
Our total Services sales pipeline at December 31, 2014 declined 5% over the prior year. The pipeline has been adjusted to remove the ITO business and to reflect the realignment of our Services go-to-market resources into industry focused business groups. Additionally, the pipeline qualification criteria has been revised. The sales pipeline includes the Total Contract Value (TCV) of new business opportunities that potentially could be contracted within the next six months and excludes business opportunities with estimated annual recurring revenue in excess of $100 million.

Xerox 2014 Annual Report 42

Signings
Signings are defined as estimated future revenues from contracts signed during the period, including renewals of existing contracts. Signings were as follows:
Signings were as follows:

	Year Ended December 31,
(in billions)	2014	2013	2012(1)
BPO	$7.6	$8.9	$6.5
DO	3.0	3.3	2.9
Total Signings	$10.6	$12.2	$9.4
_________

(1)	The 2012 BPO and DO signings have been revised to reflect the transfer of our Communication & Marketing Services (CMS) business from DO to BPO in 2013.
Services signings were an estimated $10.6 billion in TCV for 2014 and decreased 13% compared to the prior year. The decrease was driven by a lower level of renewal decision opportunities and lower new business signings which were partially impacted by customer decision delays and a decrease in the average contract length. New business annual recurring revenue (ARR) and non-recurring revenue (NRR) decreased 13% compared to the prior year.
Services signings were an estimated $12.2 billion in TCV for 2013 and increased 29% compared to the prior year. The increase was driven by new business and higher renewals.
Note: The above DO signings amount represents Enterprise signings only and does not include signings from our partner print services offerings, which is driving the revenue growth in DO. TCV is the estimated total contractual revenue related to future contracts in the pipeline or signed contracts, as applicable.
Renewal rate (BPO only)
Renewal rate is defined as the annual recurring revenue (ARR) on contracts that are renewed during the period as a percentage of ARR on all contracts on which a renewal decision was made during the period. Our 2014 renewal rate of 82% was moderately below our target range of 85%-90% and 11-percentage points lower than 2013. Excluding the Texas Medicaid contract loss our renewal rate was 91% for the year. Our 2013 renewal rate of 93% was above our target range of 85%-90% and 8-percentage points higher than 2012.
Revenue 2013
Services revenue of $10,479 million increased 2% with no impact from currency.

•
BPO revenue increased 1% and represented 68% of total Services revenue. Growth in healthcare, human resources and state government businesses were partially offset by lower volumes in portions of our commercial BPO business and the run-off of our government student loan business.

•
DO revenue increased 4% and represented 32% of total Services revenue. The increase in DO revenue was primarily driven by growth in our partner print services offerings as well as higher equipment sales.

Segment Margin 2013
Services segment margin of 10.1% decreased 0.5-percentage points from the prior year primarily due to a decrease in gross margin as increased productivity improvements and restructuring benefits were more than offset by the run-off of the student loan business, higher healthcare platform expenses, the impact of price declines, which were consistent with prior years, and lower volumes. The gross margin decline was partially offset by SAG improvements reflecting restructuring benefits as well as lower compensation-related expenses.

Xerox 2014 Annual Report 43

Document Technology Segment
Our Document Technology segment includes the sale of products and supplies, as well as the associated maintenance and financing of those products.
Revenue

	Year Ended December 31,			Change
(in millions)	2014	2013	2012	2014	2013
Equipment sales	$2,482	$2,727	$2,879	(9)%	(5)%
Annuity revenue	5,876	6,181	6,583	(5)%	(6)%
Total Revenue	$8,358	$8,908	$9,462	(6)%	(6)%
Revenue 2014
Document Technology revenue of $8,358 million decreased 6%, with no impact from currency. Document Technology revenues exclude Document Outsourcing. Inclusive of Document Outsourcing, 2014 aggregate document-related revenue decreased 4% from 2013, with no impact from currency. Total revenues include the following:

•
Equipment sales revenue decreased 9% with no impact from currency. The decrease in equipment sales reflects weakness in entry products due to product launch timing, the continued migration of customers to our growing partner print services offering (included in our Services segment), weakness in developing markets due to economic instability and, price declines of approximately 5%. 2013 benefited from the ConnectKey mid-range product launch, and the refresh cycle for several large accounts. Equipment sales in 2014 were negatively impacted by lower sales in Russia due to economic instability.

•
Annuity revenue decreased by 5%, with no impact from currency. The decrease reflects a modest decline in total pages, weakness in developing markets and entry products due to product launch timing, a continued decline in financing revenue as a result of prior period sales of finance receivables and lower receivables balance due to lower originations. The overall decrease in Financing revenue from prior year contributed 1-percentage point to the Annuity revenue decline and 1-percentage point impact to the overall Document Technology revenue decline. Annuity revenue was also impacted by the continued migration of customers to our partner print services offerings (included in our Services segment). Total digital page volumes declined 4% despite a 2% increase in digital MIF.

Document Technology revenue mix was 20% entry, 57% mid-range and 23% high-end.
Segment Margin 2014
Document Technology segment margin of 13.7% increased 2.9-percentage points from prior year. The increase was primarily driven by a 1.5-percentage point increase in gross margin as the benefits from restructuring and productivity, lower pension expense, and favorable currency on Yen-based purchases and revenue mix more than offset moderate price declines and the impact of lower financing revenues. SAG decreased as a percent of revenue as lower pension and bad debt expense as well as benefits from restructuring and productivity improvements more than offset the impact of overall lower revenues.

Total revenue for Document Technology is expected to decline 4 to 5% in 2015, excluding the impact of currency, as projected declines in black-and-white printing are only partially offset by growth in color printing and in the graphic communications and SMB markets. The expected 2015 revenue decline for the Document Technology segment is consistent with the trend we have experienced for this segment over the past three years as we continue to transform the Company from a technology-based equipment company to a document outsourcing services-based entity and customers continue to migrate their business to more services-based offerings. These services-based offerings are reported within our Services segment. This business is also heavily impacted by price and page declines, which are secular declines being experienced across the industry. Although annual revenue declines are expected to continue in 2015, we believe the declines in revenues will moderate in future years. We expect to manage the profitability impact of any revenue declines through measures to improve productivity and reduce costs and expenses.

Xerox 2014 Annual Report 44

Installs 2014
Entry
We launched a total of twelve new Entry products in 2014, with a majority of them not available until late in the third quarter and early in the fourth quarter. The benefits of these launches and other Entry go-to-market investments are still ramping, and trends in color printers and multifunction devices are improving. Higher declines in Eurasia due to economic instability are partially offsetting these improvements.

•	7% decrease in color multifunction devices

•	Entry color printers flat

•	23% decrease in entry black-and-white multifunction devices driven by declines in all geographies.

Mid-Range

•	1% increase in installs of mid-range color devices reflects benefits from the newly launched WorkCentre 7970 and entry production devices partially offset by timing of large account sales

•	13% decrease in installs of mid-range black-and-white devices is consistent with overall market declines
High-End

•	7% decrease in installs of high-end color systems. Excluding Fuji Xerox growth in digital front-end (DFE) sales, high-end color installs increased 6% with growth in iGen and the new Versant product.

•	13% decrease in installs of high-end black-and-white systems, reflecting continued declines in the overall market.
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
Revenue 2013
Document Technology revenue of $8,908 million decreased 6%, with no impact from currency. Total revenues include the following:

•
5% decrease in equipment sales revenue, with a 1-percentage point positive impact from currency. Equipment sales benefited from our 2013 mid-range product refresh, growth and acquisitions in the small and mid-size business market and increased demand for color digital production presses. These benefits were more than offset by the continued migration of customers to managed print services and our growing partner print services offerings (included in our Services segment), weakness in developing markets and price declines, which were in the historical 5% to 10% range.

•
6% decrease in annuity revenue, with no impact from currency driven by a modest decline in total pages, the reduction in channel supplies inventory levels, lower sales in developing markets and a decline in financing revenue as a result of prior period sales of finance receivables and lower originations. Annuity revenue was also impacted by the continued migration of customers to our partner print services offerings (included in our Services segment). Total digital page volumes declined 2% despite a 3% increase in digital MIF.

•	Document Technology revenue mix was 21% entry, 58% mid-range and 21% high-end.
Segment Margin 2013
Document Technology segment margin of 10.8% decreased 0.5-percentage points from prior year. The decline was primarily driven by an increase in SAG as a percent of revenue due to the overall impact of lower revenue and higher pension settlement losses which were only partially offset by restructuring savings, productivity improvements and lower compensation-related expenses.
Installs 2013
Entry

•	24% increase in color multifunction devices driven by demand for the recently introduced WorkCentre® 6605, WorkCentre® 6015 and ColorQube® 8700/8900

•	5% increase in color printers driven by demand for the Phaser® 6600 family of products as well as an increase in sales to OEM partners.

•	20% decrease in entry black-and-white multifunction devices driven by declines in all geographies.

Xerox 2014 Annual Report 45

Mid-Range

•	8% increase in installs of mid-range color devices driven by demand for the ConnectKey® enabled products.

•	3% decrease in installs of mid-range black-and-white devices.
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
Other Segment
Revenue 2014
Other segment revenue of $598 million decreased 3%, with no impact from currency, due to lower licensing and patent sale revenues as well as lower wide format systems revenue. Total paper revenue (all within developing markets) comprised approximately one-third of the Other segment revenue.

Segment Loss 2014
Other segment loss of $272 million, increased $55 million from the prior year, primarily driven by lower gains from the sale of surplus properties, increased currency losses, higher legal reserves and lower licensing and patent revenues. Non-financing interest expense as well as all Other expenses, net (excluding deferred compensation investment gains and losses) are reported within the Other segment.
Revenue 2013
Other segment revenue of $619 million decreased 10%, with no impact from currency, due to lower wide format systems revenue, lower sales of electronic presentation systems, lower developing market paper sales and lower licensing revenue. Total paper revenue (all within developing markets) comprised approximately one-third of the Other segment revenue.

Segment Loss 2013
Other segment loss of $217 million, was $37 million lower than the prior year, primarily driven by gains on the sale of businesses and assets, partially offset by lower revenues. Non-financing interest expense as well as all Other expenses, net (excluding deferred compensation investment gains) are reported within the Other segment.

Xerox 2014 Annual Report 46

Discontinued Operations

Detailed below are the revised results for the Services, Document Technology, Other and Total Segment by quarter for 2014 and 2013 as well as for the full-year 2012 as a result of Discontinued Operations in 2014. These revisions reflect the pending sale of our ITO business as well as other smaller divestitures. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding Discontinued Operations.

	2014
(in millions)	Q1	Q2	Q3	Q4	Full Year
Revenues
Services	$2,585	$2,651	$2,623	$2,725	10,584
Document Technology	2,044	2,126	2,029	2,159	8,358
Other	142	164	143	149	598
Total Revenues	$4,771	$4,941	$4,795	$5,033	$19,540

Segment Profit (Loss)
Services	$222	$226	$240	$268	956
Document Technology	249	306	284	310	1,149
Other	(50)	(75)	(82)	(65)	(272)
Total Segment Profit	$421	$457	$442	$513	$1,833

Segment Margin
Services	8.6%	8.5%	9.1%	9.8%	9.0%
Document Technology	12.2%	14.4%	14.0%	14.4%	13.7%
Other	(35.2)%	(45.7)%	(57.3)%	(43.6)%	(45.5)%
Total Segment Margin	8.8%	9.2%	9.2%	10.2%	9.4%

	2012	2013
(in millions)	Full Year	Q1	Q2	Q3	Q4	Full Year
Revenues
Services	$10,271	$2,584	$2,613	$2,596	$2,686	$10,479
Document Technology	9,462	2,135	2,263	2,159	2,351	8,908
Other	688	138	166	145	170	619
Total Revenues	$20,421	$4,857	$5,042	$4,900	$5,207	$20,006

Segment Profit (Loss)
Services	$1,091	$250	$276	$268	$261	$1,055
Document Technology	1,065	186	245	260	273	964
Other	(254)	(68)	(61)	(54)	(34)	(217)
Total Segment Profit	$1,902	$368	$460	$474	$500	$1,802

Segment Margin
Services	10.6%	9.7%	10.6%	10.3%	9.7%	10.1%
Document Technology	11.3%	8.7%	10.8%	12.0%	11.6%	10.8%
Other	(36.9)%	(49.3)%	(36.7)%	(37.2)%	(20.0)%	(35.1)%
Total Segment Margin	9.3%	7.6%	9.1%	9.7%	9.6%	9.0%

Xerox 2014 Annual Report 47

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to continue to generate strong cash flows from operations. Additional liquidity is also provided through access to the financial capital markets, including the Commercial Paper market, as well as a committed global credit facility. The following is a summary of our liquidity position:

•
As of December 31, 2014 and 2013, total cash and cash equivalents were $1,411 million and $1,764 million, respectively, and there was $150 million and $0 million of borrowings under our Commercial Paper Program, respectively. There were no borrowings or letters of credit under our $2 billion Credit Facility at either year end. The decrease in our cash balance in 2014 is primarily due to increased acquisitions and share repurchases. Refer to the Cash Flow Analysis section below.

•
Over the past three years we have consistently delivered strong cash flows from operations driven by the strength of our annuity-based revenue model. Cash flows from operations was $2,063 million, $2,375 million and $2,580 million in each of the years in the three year period ended December 31, 2014, respectively. Cash flows from operations reflect the cash impacts from the sales of finance receivables - refer to Sales of Finance Receivables within this section.

•
We expect cash flows from operations to be between $1.7 and $1.9 billion in 2015, which takes into consideration approximately $300 million from the adverse impact of prior period sales of finance receivables as well as the pending sale of our ITO business, which we expect to close in the first half of 2015.

Cash Flow Analysis

The following summarizes our cash flows for the three years ended December 31, 2014, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2014	2013	2012	2014	2013
Net cash provided by operating activities	$2,063	$2,375	$2,580	$(312)	$(205)
Net cash used in investing activities	(703)	(452)	(761)	(251)	309
Net cash used in financing activities	(1,624)	(1,402)	(1,472)	(222)	70
Effect of exchange rate changes on cash and cash equivalents	(89)	(3)	(3)	(86)	—
(Decrease) increase in cash and cash equivalents	(353)	518	344	(871)	174
Cash and cash equivalents at beginning of year	1,764	1,246	902	518	344
Cash and Cash Equivalents at End of Year	$1,411	$1,764	$1,246	$(353)	$518
Cash Flows from Operating Activities
Net cash provided by operating activities was $2,063 million for the year ended December 31, 2014. The $312 million decrease in operating cash from 2013 was primarily due to the following:

•
$598 million decrease from finance receivables primarily related to the impact from prior period sales of receivables partially offset by higher net run-off due to lower lease originations. Refer to Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.

•	$54 million decrease due to higher contributions to our defined benefit pension plans.

•	$157 million increase due to higher accounts payable and accrued compensation primarily related to the timing of accounts payable payments and improved payment terms with key suppliers.

•	$92 million increase from accounts receivable primarily due to the timing of collections and improved collections partially offset by the impact from quarterly revenue changes.

•	$42 million increase from lower spending for product software and up-front costs for outsourcing service contracts.

•	$34 million increase due to lower net income tax payments primarily due to refunds in 2014 from prior years.

•	$20 million increase from lower installs of equipment on operating leases.

Net cash provided by operating activities was $2,375 million for the year ended December 31, 2013. The $205 million decrease in operating cash from 2012 was primarily due to the following:

•	$105 million decrease in pre-tax income before net gain on sales of businesses and assets and restructuring.

•
$307 million decrease due to lower net run-off of finance receivables of $280 million and higher equipment on operating leases of $27 million. The lower net run-off of finance receivables was primarily related to the impact

Xerox 2014 Annual Report 48

from the receivables sales. Refer to Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.

•	$149 million decrease due to lower accounts payable and accrued compensation primarily related to the timing of accounts payable payments.

•	$38 million decrease due higher growth in inventory reflecting the launch of new products.

•	$22 million decrease due to the timing of settlements of our foreign currency derivative contracts. These derivatives primarily relate to hedges of Yen inventory purchases.

•	$18 million decrease due to higher net income tax payments.

•	$212 million increase from accounts receivable primarily due to lower revenues partially offset by a reduction in the use of accelerated collection programs such as early pay discounts.

•	$134 million increase due to lower contributions to our defined benefit pension plans. This was in line with expectations.

•	$106 million increase from lower spending for product software and up-front costs for outsourcing service contracts.

Cash flow from operations in 2014 and 2013, include approximately $145 million and $130 million, respectively, of cash flows from our ITO business which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding this pending sale.
Cash Flows from Investing Activities
Net cash used in investing activities was $703 million for the year ended December 31, 2014. The $251 million increase in the use of cash from 2013 was primarily due to the following:

•
$185 million increase in acquisitions. 2014 acquisitions include ISG Holdings, Inc. for $225 million, Invoco Holding GmbH for $54 million, Consilience Software, Inc. for $25 million and three smaller acquisitions for $36 million. 2013 acquisitions include Zeno Office Solutions, Inc. for $59 million, Impika for $53 million and four smaller acquisitions totaling $43 million.

•
$32 million increase primarily due to lower proceeds from the sale of assets. 2014 includes proceeds from the sale of surplus facilities in Latin America of $42 million. 2013 includes proceeds from the sale of a U.S. facility of $38 million and the sale of portions of our Wilsonville, Oregon operation and related assets of $33 million.

•	$25 million increase due to higher capital expenditures (including internal use software).

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

•
$77 million decrease primarily due to $38 million of proceeds from the sale of a U.S. facility and $33 million of proceeds from the sale of portions of our Wilsonville, Oregon operation and related assets.

•	$26 million decrease due to proceeds from the sale of the North American and European Paper businesses.

Capital expenditures (including internal use software) in 2014 and 2013, include approximately $100 million in each year associated with our ITO business which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding this pending sale.
Cash Flows from Financing Activities
Net cash used in financing activities was $1,624 million for the year ended December 31, 2014. The $222 million increase in the use of cash from 2013 was primarily due to the following:

•	$375 million increase from share repurchases.

•	$69 million increase due to lower proceeds from the issuance of common stock under our incentive stock plans.

•	$48 million increase due to higher common stock dividends of $17 million as well as distributions to noncontrolling interests of $31 million.

•
$259 million decrease from net debt activity. 2014 reflects payments of $1,050 million on Senior Notes offset by net proceeds of $700 million from the issuance of Senior Notes and an increase of $150 million in Commercial Paper. 2013 reflects payments of $1 billion of Senior Notes offset by net proceeds of $500 million from the issuance of Senior Notes and $39 million from the sale and capital leaseback of a building in the U.S.

Xerox 2014 Annual Report 49

Net cash used in financing activities was $1,402 million for the year ended December 31, 2013. The $70 million decrease in the use of cash from 2012 was primarily due to the following:

•	$356 million decrease from lower share repurchases.

•	$80 million decrease due to higher proceeds from the issuance of common stock under our incentive stock plans.

•
$326 million increase from net debt activity. 2013 reflects payments of $1 billion of Senior Notes offset by net proceeds of $500 million from the issuance of Senior Notes and $39 million from the sale and capital leaseback of a building in the U.S. 2012 reflects net proceeds of $1.1 billion from the issuance of Senior Notes offset by net payments on Senior Notes of $1.1 billion and a decrease of $100 million in Commercial Paper.

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

We have arrangements in certain international countries and domestically with our small and mid-sized customers, where third-party financial institutions independently provide lease financing directly to our customers, on a non-recourse basis to Xerox. In these arrangements, we sell and transfer title of the equipment to these financial institutions. Generally, we have no continuing ownership rights in the equipment subsequent to its sale; therefore, the unrelated third-party finance receivable and debt are not included in our Consolidated Financial Statements.
The following represents our Total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2014	2013
Total Finance receivables, net(1)	$4,254	$4,530
Equipment on operating leases, net	525	559
Total Finance Assets, Net (2)	$4,779	$5,089
_________

(1)	Includes (i) billed portion of finance receivables, net, (ii) finance receivables, net and (iii) finance receivables due after one year, net as included in our Consolidated Balance Sheets.

(2)	The change from December 31, 2013 includes a decrease of $282 million due to currency across all Finance Assets.
We maintain a certain level of debt, referred to as financing debt, to support our investment in these lease contracts or Total finance assets, net. We maintain this financing debt at an assumed 7:1 leverage ratio of debt to equity as compared to our Total finance assets, net for this financing aspect of our business. Based on this leverage, the following represents the allocation of our total debt at December 31, 2014 and 2013 between financing debt and core debt:

	December 31,
(in millions)	2014	2013
Financing debt(1)	$4,182	$4,453
Core debt	3,559	3,568
Total Debt	$7,741	$8,021
_________

(1)
Financing debt includes $3,722 million and $3,964 million as of December 31, 2014 and December 31, 2013, respectively, of debt associated with Total finance receivables, net and is the basis for our calculation of “Equipment financing interest” expense. The remainder of the financing debt is associated with Equipment on operating leases.

Xerox 2014 Annual Report 50

In 2015, we expect to continue the leveraging of our finance assets at an assumed 7:1 ratio of debt to equity. The following summarizes our total debt at December 31, 2014 and 2013:

	December 31,
(in millions)	2014	2013
Principal debt balance(1)	$7,722	$7,979
Net unamortized discount	(54)	(58)
Fair value adjustments(2)
- terminated swaps	68	100
- current swaps	5	—
Total Debt	$7,741	$8,021
_________

(1)	Balance at December 31, 2014 and 2013 includes $1 million and $5 million of Notes Payable and $150 million and $0 of Commercial Paper, respectively.

(2)
Fair value adjustments include the following: (i) fair value adjustments to debt associated with terminated interest rate swaps, which are being amortized to interest expense over the remaining term of the related notes; and (ii) changes in fair value of hedged debt obligations attributable to movements in benchmark interest rates. Hedge accounting requires hedged debt instruments to be reported inclusive of any fair value adjustment.

Total debt of $7,741 million excludes $75 million of capital lease obligations related to our ITO business, which is held for sale and being reported as a discontinued operation at December 31, 2014. These obligations are expected to be assumed by the purchaser of the ITO business. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding this pending sale

Sales of Accounts Receivable
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

Accounts receivable sales were as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012
Accounts receivable sales	$2,906	$3,401	$3,699
Deferred proceeds	387	486	639
Loss on sale of accounts receivable	15	17	21
Estimated decrease to operating cash flows(1)	(68)	(55)	(78)
__________

(1)
Represents the difference between current and prior year fourth quarter receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the year, and (iii) currency.

Refer to Note 5 - Accounts Receivable, Net in the Consolidated Financial Statements for additional information.

Sales of Finance Receivables

In 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities. The transfers were accounted for as sales and resulted in the de-recognition of lease receivables with a net carrying value of $676 million in 2013 and $682 million in 2012, and associated pre-tax gains of $40 million and $44 million, respectively. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables.

Refer to Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for additional information.

Xerox 2014 Annual Report 51

The net impact on operating cash flows from the sales of finance receivables is summarized below

	Year Ended December 31,
(in millions)	2014	2013	2012
Net cash received for sales of finance receivables(1)	$—	$631	$625
Impact from prior sales of finance receivables(2)	(527)	(392)	(45)
Collections on beneficial interest	94	58	—
Estimated (Decrease) Increase to Operating Cash Flows	$(433)	$297	$580
__________

(1)	Net of beneficial interest, fees and expenses.

(2)	Represents cash that would have been collected if we had not sold finance receivables.

Capital Market Activity

Credit Facility
On March 18, 2014, we entered into an Amended and Restated Credit Agreement that extended the maturity date of our $2.0 billion unsecured revolving Credit Facility to March 18, 2019 from December 2016. The amendment also included modest improvements in pricing and minor changes in the composition of the group of lenders. The amended and restated Credit Facility contains a $300 million letter of credit sub-facility and the accordion feature that would allow us to increase (from time to time, with willing lenders) the overall size of the facility up to an aggregate amount not to exceed $2.75 billion. We also have the right to request a one year extension on each of the first and second anniversary of the amendment date.

At December 31, 2014 we had no outstanding borrowings or letters of credit under our Credit Facility.

Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information.

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

Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information regarding our debt.

Financial Instruments
Refer to Note 14 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our derivative financial instruments.

Share Repurchase Programs - Treasury Stock
During 2014, we repurchased 86.5 million shares of our common stock for an aggregate cost of $1.1 billion, including fees. In November 2014, the Board of Directors authorized an additional $1.5 billion in share repurchases bringing the total cumulative authorization to $8.0 billion.

Through February 19, 2015, we repurchased an additional 9.2 million shares at an aggregate cost of $125.8 million, including fees, for total program repurchases of 589.3 million shares at a cost of $6.6 billion, including fees.

We expect total share repurchases of approximately $1 billion in 2015.

Refer to Note 20 - Shareholders’ Equity – Treasury Stock in the Consolidated Financial Statements for additional information regarding our share repurchase programs.

Dividends
The Board of Directors declared aggregate dividends of $293 million, $287 million and $226 million on common stock in 2014, 2013 and 2012, respectively. The increase in 2014 as compared to prior years is primarily due to the increase in the quarterly dividend to 6.25 cents per share in 2014 partially offset by a lower level of outstanding shares as a result of the repurchase of shares under our share repurchase programs.

Xerox 2014 Annual Report 52

The Board of Directors declared aggregate dividends of $24 million on the Series A Convertible Preferred Stock in each of the years in the three year period ended December 31, 2014. The preferred shares were issued in 2010 in connection with the acquisition of ACS.

In January 2015, the Board of Directors approved an increase in the Company's quarterly cash dividend from 6.25 cents per share to 7.00 cents per share, beginning with the dividend payable on April 30, 2015.
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

Our principal debt maturities are in line with historical and projected cash flows and are spread over the next ten years as follows (in millions):

Year	Amount
2015 (1)	$1,458
2016	998
2017	1,037
2018	1,023
2019	1,158
2020	406
2021	1,067
2022	—
2023	—
2024 and thereafter	650
Total (2)	$7,797
______________

(1)	Includes $1 million of Notes Payable and $150 million of Commercial Paper.

(2)
Includes payments of $75 million on capital lease obligations related to our ITO business, which is held for sale and being reported as a discontinued operation at December 31, 2014. These obligations are expected to be assumed by the purchaser of the ITO business. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding this pending sale.

Foreign Cash
At December 31, 2014, we had $1.4 billion of cash and cash equivalents on a consolidated basis. Of that amount, approximately $600 million was held outside the U.S. by our foreign subsidiaries to fund future working capital, investment and financing needs of our foreign subsidiaries. Accordingly, we have asserted that such funds are indefinitely reinvested outside the U.S.

We believe we have sufficient levels of cash and cash flows to support our domestic requirements. However, if the cash held by our foreign subsidiaries was needed to fund our U.S. requirements, there would not be a significant tax liability associated with the repatriation, as any U.S. liability would be reduced by the foreign tax credits associated with the repatriated earnings.

Xerox 2014 Annual Report 53

However, our determination above is based on the assumption that only the cash held outside the U.S. would be repatriated as a result of an unanticipated or unique domestic need. It does not assume repatriation of the entire amount of indefinitely reinvested earnings of our foreign subsidiaries. As disclosed in Note 17- Income and Other Taxes in our Consolidated Financial Statements, we have not estimated the potential tax consequences associated with the repatriation of the entire amount of our foreign earnings indefinitely reinvested outside the U.S. We do not believe it is practical to calculate the potential tax impact, as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits as well as any additional local withholding tax and other indirect tax consequences that may arise from the distribution of these earnings. In addition, because such earnings have been indefinitely reinvested in our foreign operations, repatriation would require liquidation of those investments or a recapitalization of our foreign subsidiaries, the impacts and effects of which are not readily determinable.
Loan Covenants and Compliance
At December 31, 2014, we were in full compliance with the covenants and other provisions of our Credit Facility and Senior Notes. We have the right to terminate the Credit Facility without penalty. Failure to comply with material provisions or covenants of the Credit Facility and Senior Notes could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers' purchase of Xerox equipment.
Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information regarding debt arrangements.

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
At December 31, 2014, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2015	2016	2017	2018	2019	Thereafter
Total debt, including capital lease obligations(1)	$1,458	$998	$1,037	$1,023	$1,158	$2,123
Interest on debt(1)	330	270	214	168	132	592
Minimum operating lease commitments(2)	586	390	188	112	85	57
Defined benefit pension plans	340	—	—	—	—	—
Retiree health payments	71	70	70	69	68	323
Estimated Purchase Commitments:
Fuji Xerox(3)	1,831	—	—	—	—	—
Flextronics(4)	452	—	—	—	—	—
Other(5)	182	236	106	69	65	25
Total	$5,250	$1,964	$1,615	$1,441	$1,508	$3,120
_______________

(1)
Total debt for 2015 includes $1 million of Notes Payable and $150 million of commercial paper as well as payments on capital lease obligations related to our ITO business. Refer to Note 13 - Debt in the Consolidated Financial Statements for additional information regarding debt and interest on debt.

(2)
Refer to Note 8 - Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements for additional information related to minimum operating lease commitments, including payments on operating lease related to our ITO business.

(3)	Fuji Xerox: The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment.

(4)
Flextronics: We outsource certain manufacturing activities to Flextronics. The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. In the past two years, actual purchases from Flextronics averaged approximately $525 million per year.

(5)
Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts. Other purchase commitments include $2 million and $6 million for 2015 and 2016, respectively, related to our ITO business, which is held for sale and being reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures in the Consolidated Financial Statements for additional information regarding this pending sale.

Pension and Other Post-retirement Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2014 cash contributions for these plans were $284 million for our defined benefit pension plans and $70 million for our retiree health plans. In 2015, based on current actuarial calculations, we expect to make contributions of approximately $340 million to our worldwide defined benefit pension plans and approximately $71 million to our retiree health benefit plans.

Xerox 2014 Annual Report 54

Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes. At December 31, 2014, the underfunded balance of our U.S. and Non-U.S. defined benefit pension plans was $1,590 million and $1,078 million, respectively.
Our retiree health benefit plans are non-funded and are almost entirely related to domestic operations. Cash contributions are made each year to cover medical claims costs incurred during the year. The amounts reported in the above table as retiree health payments represent our estimate of future benefit payments.
Refer to Note 16 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and post-retirement plans.
Fuji Xerox
We purchased products, including parts and supplies, from Fuji Xerox totaling $1.8 billion, $1.9 billion and $2.1 billion in 2014, 2013 and 2012, respectively. Our purchase commitments with Fuji Xerox are entered into in the normal course of business and typically have a lead time of three months. Related party transactions with Fuji Xerox are discussed in Note 9 - Investments in Affiliates, at Equity in the Consolidated Financial Statements.
Brazil Tax and Labor Contingencies
Our Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax matters, which comprise a significant portion of the total contingencies, principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of December 31, 2014, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of related interest, amounted to approximately $817 million, with the decrease from December 31, 2013 balance of approximately $933 million, primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $817 million, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2014, we had $135 million of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $18 million and additional letters of credit of approximately $244 million, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Other Contingencies and Commitments
As more fully discussed in Note 18 - Contingencies and Litigation in the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.

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

Xerox 2014 Annual Report 55

Unrecognized Tax Benefits
As of December 31, 2014, we had $240 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and foreign tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and net operating loss carryforwards, as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Refer to Note 17 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding unrecognized tax benefits.
Off-Balance Sheet Arrangements

We may occasionally utilize off-balance sheet arrangements in our operations (as defined by the SEC Financial Reporting Release 67 (FRR-67), “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations”). We enter into the following arrangements that have off-balance sheet elements:

•
Operating leases in the normal course of business. The nature of these lease arrangements is discussed in Note 8 - Land, Buildings, Equipment and Software, Net in the Consolidated Financial Statements.

•
We have facilities, primarily in the U.S., Canada and several countries in Europe that enable us to sell to third-parties certain accounts receivable without recourse. In most instances, a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related sold receivables. Refer to Note 5 - Accounts Receivables, Net in the Consolidated Financial Statements for further information regarding these facilities.

•
During 2013 and 2012, we entered into arrangements to transfer and sell our entire interest in certain groups of finance receivables where we received cash and beneficial interests from the third-party purchaser. Refer to Note 6 - Finance Receivables, Net in the Consolidated Financial Statements for further information regarding these sales. There were no sales of Finance Receivables in 2014.

At December 31, 2014, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, see the table above for the Company's contractual cash obligations and other commercial commitments and Note 18 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

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

Xerox 2014 Annual Report 56

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

•
Other discrete, unusual or infrequent costs and expenses: In addition, we occasionally may also exclude additional items given the discrete, unusual or infrequent nature of the item on our results of operations for the period. We believe the exclusion of these items allow investors to better understand and analyze the results for the period as compared to prior periods as well as expected trends in our business.

Adjustments for 2014, 2013 and 2012 earnings were limited to the amortization of intangible assets.

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
Net Income and EPS reconciliation:

	Year Ended December 31,
	2014		2013		2012
(in millions; except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS
As Reported(1)	$1,084	$0.90	$1,139	$0.89	$1,152	$0.85
Adjustments:
Amortization of intangible assets	196	0.17	189	0.15	186	0.14
Adjusted	$1,280	$1.07	$1,328	$1.04	$1,338	$0.99
Weighted average shares for adjusted EPS(2)	1,199		1,274		1,356
Fully diluted shares at December 31, 2014(3)	1,159
 ___________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Average shares for the calculation of adjusted EPS include 27 million shares associated with the Series A convertible preferred stock and therefore the related annual dividend was excluded.

(3)
Represents common shares outstanding at December 31, 2014 as well as shares associated with our Series A convertible preferred stock plus dilutive potential common shares as used for the calculation of diluted earnings per share in the fourth quarter 2014.

Xerox 2014 Annual Report 57

Effective Tax reconciliation:

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
As Reported(1)	$1,206	$259	21.5%	$1,243	$253	20.4%	$1,284	$256	19.9%
Adjustments:
Amortization of intangible assets	315	119		305	116		301	115
Adjusted	$1,521	$378	24.9%	$1,548	$369	23.8%	$1,585	$371	23.4%
 __________

(1)	Pre-tax income and income tax expense from continuing operations attributable to Xerox.

Operating Income / Margin reconciliation:

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported Pre-tax Income(1)	$1,206	$19,540	6.2%	$1,243	$20,006	6.2%	$1,284	$20,421	6.3%
Adjustments:
Amortization of intangible assets	315			305			301
Xerox restructuring charge	128			115			149
Other expenses, net	232			146			257
Adjusted Operating Income / Margin	1,881	19,540	9.6%	1,809	20,006	9.0%	1,991	20,421	9.7%
Equity in net income of unconsolidated affiliates	160			169			152
Business transformation costs(2)	21			—			—
Fuji Xerox restructuring charge	3			9			16
Litigation matters	—			(37)			—
Other expense, net*	(232)			(148)			(257)
Segment Profit / Margin	$1,833	$19,540	9.4%	$1,802	$20,006	9.0%	$1,902	$20,421	9.3%
 ____________
* Includes rounding adjustments.

(1)	Profit and revenue from continuing operations attributable to Xerox.

(2)
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

Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 14 - Financial Instruments in the Consolidated Financial Statements for additional discussion on our financial risk management.

Xerox 2014 Annual Report 58

Foreign Exchange Risk Management

Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2014, the potential change in the fair value of foreign currency-denominated assets and liabilities in each entity would not be significant because all material currency asset and liability exposures were economically hedged as of December 31, 2014. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2014 would have an impact on our cumulative translation adjustment portion of equity of approximately $637 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited, Fuji Xerox and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $6.4 billion at December 31, 2014.

Interest Rate Risk Management
The consolidated weighted-average interest rates related to our total debt for 2014, 2013 and 2012 approximated 4.8%, 5.0%, and 4.7%, respectively. Interest expense includes the impact of our interest rate derivatives.
Virtually all customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2014, $343 million of our total debt of $7.7 billion carried variable interest rates, including the effect of pay variable interest rate swaps, if any, we may use to reduce the effective interest rate on our fixed coupon debt.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2014, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $92 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Xerox 2014 Annual Report 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Xerox Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Xerox Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(1) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2015

Xerox 2014 Annual Report 60

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

/s/ URSULA M. BURNS	/s/ KATHRYN A. MIKELLS	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2014 Annual Report 61

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per-share data)	2014	2013	2012
Revenues
Sales	$5,288	$5,582	$5,827
Outsourcing, maintenance and rentals	13,865	13,941	13,997
Financing	387	483	597
Total Revenues	19,540	20,006	20,421
Costs and Expenses
Cost of sales	3,269	3,550	3,701
Cost of outsourcing, maintenance and rentals	9,885	9,808	9,735
Cost of financing	140	163	198
Research, development and engineering expenses	577	603	655
Selling, administrative and general expenses	3,788	4,073	4,141
Restructuring and asset impairment charges	128	115	149
Amortization of intangible assets	315	305	301
Other expenses, net	232	146	257
Total Costs and Expenses	18,334	18,763	19,137
Income Before Income Taxes and Equity Income	1,206	1,243	1,284
Income tax expense	259	253	256
Equity in net income of unconsolidated affiliates	160	169	152
Income from Continuing Operations	1,107	1,159	1,180
(Loss) income from discontinued operations, net of tax	(115)	20	43
Net Income	992	1,179	1,223
Less: Net income attributable to noncontrolling interests	23	20	28
Net Income Attributable to Xerox	$969	$1,159	$1,195

Amounts attributable to Xerox:
Net income from continuing operations	$1,084	$1,139	$1,152
(Loss) income from discontinued operations, net of tax	(115)	20	43
Net Income Attributable to Xerox	$969	$1,159	$1,195

Basic Earnings per Share:
Continuing operations	$0.92	$0.91	$0.87
Discontinued operations	(0.10)	0.02	0.03
Total Basic Earnings per Share	$0.82	$0.93	$0.90
Diluted Earnings per Share:
Continuing operations	$0.90	$0.89	$0.85
Discontinued operations	(0.09)	0.02	0.03
Total Diluted Earnings per Share	$0.81	$0.91	$0.88

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2014 Annual Report 62

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in millions)	2014	2013	2012
Net Income	$992	$1,179	$1,223
Less: Net income attributable to noncontrolling interests	23	20	28
Net Income Attributable to Xerox	$969	$1,159	$1,195

Other Comprehensive (Loss) Income, Net(1):
Translation adjustments, net	$(734)	$(185)	$113
Unrealized gains (losses), net	15	—	(63)
Changes in defined benefit plans, net	(662)	632	(561)
Other Comprehensive (Loss) Income, Net	(1,381)	447	(511)
Less: Other comprehensive loss, net attributable to noncontrolling interests	(1)	(1)	—
Other Comprehensive (Loss) Income, Net Attributable to Xerox	$(1,380)	$448	$(511)

Comprehensive (Loss) Income, Net	$(389)	$1,626	$712
Less: Comprehensive income, net attributable to noncontrolling interests	22	19	28
Comprehensive (Loss) Income, Net Attributable to Xerox	$(411)	$1,607	$684
__________

(1)
Refer to Note 21 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2014 Annual Report 63

XEROX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data in thousands)	2014	2013
Assets
Cash and cash equivalents	$1,411	$1,764
Accounts receivable, net	2,652	2,929
Billed portion of finance receivables, net	110	113
Finance receivables, net	1,425	1,500
Inventories	934	998
Assets of discontinued operations	1,260	—
Other current assets	1,082	1,207
Total current assets	8,874	8,511
Finance receivables due after one year, net	2,719	2,917
Equipment on operating leases, net	525	559
Land, buildings and equipment, net	1,123	1,466
Investments in affiliates, at equity	1,338	1,285
Intangible assets, net	2,031	2,503
Goodwill	8,805	9,205
Other long-term assets	2,243	2,590
Total Assets	$27,658	$29,036
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,427	$1,117
Accounts payable	1,584	1,626
Accrued compensation and benefits costs	754	734
Unearned income	431	496
Liabilities of discontinued operations	371	—
Other current liabilities	1,509	1,713
Total current liabilities	6,076	5,686
Long-term debt	6,314	6,904
Pension and other benefit liabilities	2,847	2,136
Post-retirement medical benefits	865	785
Other long-term liabilities	498	757
Total Liabilities	16,600	16,268

Series A Convertible Preferred Stock	349	349

Common stock	1,124	1,210
Additional paid-in capital	4,283	5,282
Treasury stock, at cost	(105)	(252)
Retained earnings	9,491	8,839
Accumulated other comprehensive loss	(4,159)	(2,779)
Xerox shareholders’ equity	10,634	12,300
Noncontrolling interests	75	119
Total Equity	10,709	12,419
Total Liabilities and Equity	$27,658	$29,036

Shares of common stock issued	1,124,354	1,210,321
Treasury stock	(7,609)	(22,001)
Shares of common stock outstanding	1,116,745	1,188,320
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2014 Annual Report 64

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$992	$1,179	$1,223
Adjustments required to reconcile net income to cash flows from operating activities:
Depreciation and amortization	1,426	1,358	1,301
Provision for receivables	53	123	127
Provision for inventory	26	35	30
Deferred tax expense	113	117	105
Net loss (gain) on sales of businesses and assets	134	(45)	2
Undistributed equity in net income of unconsolidated affiliates	(91)	(92)	(90)
Stock-based compensation	91	90	125
Restructuring and asset impairment charges	130	116	154
Payments for restructurings	(133)	(136)	(144)
Contributions to defined benefit pension plans	(284)	(230)	(364)
Increase in accounts receivable and billed portion of finance receivables	(436)	(576)	(776)
Collections of deferred proceeds from sales of receivables	434	482	470
Increase in inventories	(22)	(38)	—
Increase in equipment on operating leases	(283)	(303)	(276)
(Increase) decrease in finance receivables	(10)	609	947
Collections on beneficial interest from sales of finance receivables	79	58	—
Increase in other current and long-term assets	(159)	(145)	(265)
Increase (decrease) in accounts payable and accrued compensation	128	(29)	120
Decrease in other current and long-term liabilities	(64)	(50)	(71)
Net change in income tax assets and liabilities	29	8	33
Net change in derivative assets and liabilities	(14)	(11)	11
Other operating, net	(76)	(145)	(82)
Net cash provided by operating activities	2,063	2,375	2,580
Cash Flows from Investing Activities:
Cost of additions to land, buildings and equipment	(368)	(346)	(388)
Proceeds from sales of land, buildings and equipment	54	86	9
Cost of additions to internal use software	(84)	(81)	(125)
Proceeds from sale of businesses	26	26	—
Acquisitions, net of cash acquired	(340)	(155)	(276)
Other investing, net	9	18	19
Net cash used in investing activities	(703)	(452)	(761)
Cash Flows from Financing Activities:
Net payments on debt	(175)	(434)	(108)
Common stock dividends	(289)	(272)	(231)
Preferred stock dividends	(24)	(24)	(24)
Proceeds from issuances of common stock	55	124	44
Excess tax benefits from stock-based compensation	18	16	10
Payments to acquire treasury stock, including fees	(1,071)	(696)	(1,052)
Repurchases related to stock-based compensation	(41)	(57)	(42)
Distributions to noncontrolling interests	(87)	(56)	(69)
Other financing	(10)	(3)	—
Net cash used in financing activities	(1,624)	(1,402)	(1,472)
Effect of exchange rate changes on cash and cash equivalents	(89)	(3)	(3)
(Decrease) increase in cash and cash equivalents	(353)	518	344
Cash and cash equivalents at beginning of year	1,764	1,246	902
Cash and Cash Equivalents at End of Year	$1,411	$1,764	$1,246

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2014 Annual Report 65

XEROX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$1,353	$6,317	$(124)	$7,046	$(2,716)	$11,876	$149	$12,025
Comprehensive income (loss), net	—	—	—	1,195	(511)	684	28	712
Cash dividends declared-common(1)	—	—	—	(226)	—	(226)	—	(226)
Cash dividends declared-preferred(2)	—	—	—	(24)	—	(24)	—	(24)
Contribution of common stock to U.S. pension plan	15	115	—	—	—	130	—	130
Stock option and incentive plans, net	18	115	—	—	—	133	—	133
Payments to acquire treasury stock, including fees	—	—	(1,052)	—	—	(1,052)	—	(1,052)
Cancellation of treasury stock	(147)	(925)	1,072	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Balance at December 31, 2012	$1,239	$5,622	$(104)	$7,991	$(3,227)	$11,521	$143	$11,664
Comprehensive income, net	—	—	—	1,159	448	1,607	19	1,626
Cash dividends declared-common(1)	—	—	—	(287)	—	(287)	—	(287)
Cash dividends declared-preferred(2)	—	—	—	(24)	—	(24)	—	(24)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	28	142	—	—	—	170	—	170
Payments to acquire treasury stock, including fees	—	—	(696)	—	—	(696)	—	(696)
Cancellation of treasury stock	(58)	(490)	548	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Balance at December 31, 2013	$1,210	$5,282	$(252)	$8,839	$(2,779)	$12,300	$119	$12,419
Comprehensive income (loss), net	—	—	—	969	(1,380)	(411)	22	(389)
Cash dividends declared-common(1)	—	—	—	(293)	—	(293)	—	(293)
Cash dividends declared-preferred(2)	—	—	—	(24)	—	(24)	—	(24)
Conversion of notes to common stock	1	8	—	—	—	9	—	9
Stock option and incentive plans, net	14	110	—	—	—	124	—	124
Payments to acquire treasury stock, including fees	—	—	(1,071)	—	—	(1,071)	—	(1,071)
Cancellation of treasury stock	(101)	(1,117)	1,218	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(66)	(66)
Balance at December 31, 2014	$1,124	$4,283	$(105)	$9,491	$(4,159)	$10,634	$75	$10,709
__________

(1)	Cash dividends declared on common stock of $0.0625 in each quarter of 2014, $0.0575 in each quarter of 2013 and $0.0425 in each quarter of 2012.

(2)	Cash dividends declared on preferred stock of $20 per share in each quarter of 2014, 2013 and 2012.

(3)	AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2014 Annual Report 66

XEROX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per-share data and where otherwise noted)

Note 1 – Summary of Significant Accounting Policies
References herein to “we,” “us,” “our,” the “Company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
Description of Business and Basis of Presentation
Xerox is a $19.5 billion global enterprise for business process and document management solutions. We are one of the largest diversified business process outsourcing company worldwide, with an expertise in managing transaction-intensive processes. This includes services that support enterprises through multi-industry offerings such as customer care, transaction processing, finance and accounting, and human resources, as well as industry focused offerings in areas such as healthcare, transportation, financial services, retail and telecommunications. We also provide extensive leading-edge document technology, services, software and genuine Xerox supplies for graphic communication and office printing environments of any size.
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

In December 2014, we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos SE (Atos); the sale is expected to close in the first half of 2015. As a result of the pending sale and having met applicable accounting requirements, we reported the ITO business as held for sale and a discontinued operation at December 31, 2014. In 2014 we also completed the disposal of two smaller businesses - Xerox Audio Visual Solutions, Inc. (XAV) and Truckload Management Services (TMS) - that were also reported as discontinued operations. All prior periods have been reclassified to conform to this presentation. In 2013 we completed the sale of our U.S. and Canadian (North American or N.A.) and Western European (European) Paper businesses. Results from these paper-related businesses are reported as Discontinued Operations and all prior period results have been reclassified to conform to this presentation. Refer to Note 4 - Divestitures for additional information regarding discontinued operations.
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

Xerox 2014 Annual Report 67

The following table summarizes certain significant costs and expenses that require management estimates for the three years ended December 31, 2014:

	Year Ended December 31,
Expense/(Income)	2014	2013	2012
Provisions for restructuring and asset impairments - continuing operations	$128	$115	$149
Provisions for restructuring and asset impairments - discontinued operations	2	7	4
Provision for receivables	53	123	127
Provisions for litigation and regulatory matters	11	(34)	(1)
Provisions for obsolete and excess inventory	26	35	30
Provision for product warranty liability	25	28	29
Depreciation and obsolescence of equipment on operating leases	297	283	279
Depreciation of buildings and equipment (1)	324	332	354
Amortization of internal use software (1)	139	137	114
Amortization of product software	62	43	19
Amortization of acquired intangible assets (1)	315	305	301
Amortization of customer contract costs (1)	128	100	92
Defined pension benefits - net periodic benefit cost	82	267	300
Retiree health benefits - net periodic benefit cost	3	1	11
Income tax expense - continuing operations	259	253	256
Income tax expense - discontinued operations	6	27	21
__________________

(1)
Excludes amounts related to our ITO business which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

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
Income Statement
In January 2015, the FASB issued ASU 2015-01 Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for our fiscal year ending December 31, 2016, with early adoption permitted. The standard primarily involves presentation and disclosure and, therefore, is not expected to have a material impact on our financial condition, results of operations or cash flows.
Business Combinations
In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805) - Pushdown Accounting. The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements. ASU 2014-17 was effective on November 18, 2014. The adoption of this standard did not have a material impact on our financial condition or results of operations.
Derivatives and Hedging
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. ASU 2014-16 is effective for our fiscal year ending December 31, 2016, with early adoption

Xerox 2014 Annual Report 68

permitted. The adoption of this standard is not expected to have a material impact on our financial condition or results of operations.
Disclosures of Going Concern Uncertainties
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
Stock Compensation
In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for our fiscal year beginning January 1, 2016 and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for our fiscal year beginning January 1, 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Discontinued Operations
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
Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update is effective prospectively for our fiscal year beginning January 1, 2015. The standard primarily involves presentation and disclosure and, therefore, is not expected to have a material impact on our financial condition, results of operations or cash flows.
Service Concession Arrangements
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

Xerox 2014 Annual Report 69

Income Taxes
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

Xerox 2014 Annual Report 70

Bundled Lease Arrangements: We sell our products and services under bundled lease arrangements, which typically include equipment, service, supplies and financing components for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of contractual page volume minimums, which are often expressed in terms of price-per-page. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed minimum payments that the customer is obligated to make (fixed payments) over the lease term. The payments associated with page volumes in excess of the minimums are contingent on whether or not such minimums are exceeded (contingent payments). In applying our lease accounting methodology, we only consider the fixed payments for purposes of allocating to the relative fair value elements of the contract. Contingent payments, if any, are recognized as revenue in the period when the customer exceeds the minimum copy volumes specified in the contract.
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
Our pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon a variety of factors including local prevailing rates in the marketplace and the customer’s credit history, industry and credit class. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. These interest rates have generally been adjusted if the rates vary by 25 basis points or more, cumulatively, from the rate last in effect. The pricing interest rates generally equal the implicit rates within the leases, as corroborated by our comparisons of cash to lease selling prices.
Sales to distributors and resellers: We utilize distributors and resellers to sell many of our technology products, supplies and services to end-user customers. We refer to our distributor and reseller network as our two-tier distribution model. Sales to distributors and resellers are generally recognized as revenue when products are sold to such distributors and resellers. However, revenue is only recognized when the distributor or reseller has economic substance apart from the company, the sales price is not contingent upon resale or payment by the end user customer and we have no further obligations related to bringing about the resale, delivery or installation of the product.
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

Xerox 2014 Annual Report 71

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
Spending associated with customer-related deferred set-up/transition and inducement costs was $80, $107 and $109 in 2014, 2013 and 2012, respectively, excluding the ITO business(1). At December 31, 2014 and 2013 the balance of deferred costs was $323 (of which $96 relates to our ITO business(1)) and $399, respectively. The balance at December 31, 2014 excluding ITO of $227, is expected to be amortized over a weighted average period of approximately 7 years and amortization expense in 2015 is expected to be approximately $94.
Long-lived assets used in the fulfillment of the arrangements are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Our outsourcing services contracts may also include the sale of equipment and software. In these instances we follow the policies noted above under Equipment-Related Revenue.

(1)	Our ITO business is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Xerox 2014 Annual Report 72

Other Revenue Recognition Policies
Multiple Element Arrangements: As described above, we enter into the following revenue arrangements that may consist of multiple deliverables:

•	Bundled lease arrangements, which typically include both lease deliverables and non-lease deliverables as described above.

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
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $132, $122 and $110 in 2014, 2013 and 2012, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds, and investments with original maturities of three months or less.
Receivable Sales
We regularly transfer certain portions of our receivable portfolios and normally account for those transfers as sales based on meeting the criteria for derecognition in accordance with ASC Topic 860 "Transfer and Servicing" of Financial Assets. Gains or losses on the sale of receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. When we sell receivables we normally receive beneficial interests in the transferred receivables from the purchasers as part of the proceeds. We may refer to these beneficial interests as a deferred purchase price. The beneficial interests obtained are initially measured at their fair value. We generally estimate fair value based on the present value of expected future cash flows, which are calculated using management's best estimates of the key assumptions including credit losses, prepayment rate and discount rates commensurate with the risks involved. Refer to Note 5 - Accounts Receivable, Net and Note 6 - Finance Receivables, Net for more details on our receivable sales.
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

Xerox 2014 Annual Report 73

raw materials and equipment inventories is based primarily on near term forecasts of product demand and include consideration of new product introductions, as well as changes in remanufacturing strategies. The provision for excess and/or obsolete service parts inventory is based primarily on projected servicing requirements over the life of the related equipment populations.
Land, Buildings and Equipment and Equipment on Operating Leases
Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Equipment on operating leases is depreciated to estimated salvage value over the lease term. Depreciation is computed using the straight-line method. Significant improvements are capitalized and maintenance and repairs are expensed. Refer to Note 7 - Inventories and Equipment on Operating Leases, Net and Note 8 - Land, Buildings, Equipment and Software, Net for further discussion.
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
We also capitalize certain costs related to the development of software solutions to be sold to our customers upon reaching technological feasibility (Product Software). These costs are amortized on a straight-line basis over the estimated economic life of the software. Amounts expended for Product Software are included in Cash Flows from Operations. We perform periodic reviews to ensure that unamortized Product Software costs remain recoverable from estimated future operating profits (net realizable value or NRV). Costs to support or service licensed software are charged to Costs of services as incurred.
Refer to Note 8 - Land, Buildings, Equipment and Software, Net for further information.
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
When testing goodwill for impairment, we may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (Step 1). If we perform the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, we would perform an analysis (Step 2) to measure such impairment. In 2014, we elected to proceed to the quantitative assessment of the recoverability of our goodwill balances for each of our reporting units in performing our annual impairment test. Based on our quantitative assessments, we concluded that the fair values of each of our reporting units in 2014 exceeded their carrying values and no impairments were identified.

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
Refer to Note 10 - Goodwill and Intangible Assets, Net for further information.

Xerox 2014 Annual Report 74

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

Xerox 2014 Annual Report 75

as the percentage reduction in the projected benefit obligation due to the settlement of the participant's vested benefit.
Refer to Note 16 - Employee Benefit Plans for further information regarding our Pension and Post-Retirement Benefit Obligations.
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
Note 2 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. We report our financial performance based on the following two primary reportable segments – Services and Document Technology. Our Services segment operations involve the delivery of business process and document outsourcing services for a broad range of customers from small businesses to large global enterprises.
Our Document Technology segment includes the sale and support of a broad range of document systems from entry level to high-end.
The Services segment is comprised of two outsourcing service offerings:

•	Business Process Outsourcing (BPO)

•	Document Outsourcing (which includes Managed Print Services) (DO)
Business process outsourcing services include service arrangements where we manage a customer's business activity or process. We provide multi-industry offerings such as customer care, transaction processing, finance and accounting, and human resources, as well as industry focused offerings in areas such as healthcare, transportation, financial services, retail and telecommunications. Document outsourcing services include service arrangements that allow customers to streamline, simplify and digitize their document-intensive business processes through automation and deployment of software applications and tools and the management of their printing needs. Document outsourcing also includes revenues from our partner print services offerings.
As discussed in Note 4 - Divestitures, in December 2014 we announced an agreement to sell our Information Technology Outsourcing (ITO) business to Atos; the sale is expected to close in the first half of 2015. As a result of the pending sale and having met applicable accounting requirements, we reported the ITO business as a discontinued operation and reclassified their results from the Services segment to Discontinued Operations. All prior periods have been reclassified to conform to this presentation.
Our Document Technology segment includes the sale of document systems and supplies, provision of technical service and financing of products. Our product groupings range from:

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

Xerox 2014 Annual Report 76

As discussed in Note 4 - Divestitures, during 2013 we completed the sales of our North American and European Paper business. As a result, in 2013 we began to report our North American and European paper-related operations as Discontinued Operations and reclassified their results from the Other segment to Discontinued Operations. All prior periods were reclassified to conform to this presentation.
Selected financial information for our Reportable segments was as follows:

	Years Ended December 31,
	Services	Document Technology	Other	Total
2014 (1)
Revenue	$10,519	$8,044	$590	$19,153
Finance income	65	314	8	387
Total Segment Revenue	$10,584	$8,358	$598	$19,540
Interest expense	$18	$121	$238	$377
Segment profit (loss)(2)	956	1,149	(272)	1,833
Equity in net income of unconsolidated affiliates	32	128	—	160

2013 (1)
Revenue	$10,412	$8,500	$611	$19,523
Finance income	67	408	8	483
Total Segment Revenue	$10,479	$8,908	$619	$20,006
Interest expense	$19	$140	$244	$403
Segment profit (loss)(2)	1,055	964	(217)	1,802
Equity in net income of unconsolidated affiliates	34	135	—	169

2012 (1)
Revenue	$10,196	$8,951	$677	$19,824
Finance income	75	511	11	597
Total Segment Revenue	$10,271	$9,462	$688	$20,421
Interest expense	$19	$172	$236	$427
Segment profit (loss)(2)	1,091	1,065	(254)	1,902
Equity in net income of unconsolidated affiliates	30	122	—	152
____________________________

(1)	Asset information on a segment basis is not disclosed as this information is not separately identified and internally reported to our Chief Operating Decision Maker (CODM).

(2)
Depreciation and amortization expense, which is recorded in Cost of Sales, Cost of Services, RD&E and SAG are included in segment profit above. This information is neither identified nor internally reported to our CODM.

The following is a reconciliation of segment profit to pre-tax income:

	Years Ended December 31,
Segment Profit Reconciliation to Pre-tax Income	2014	2013	2012
Total Segment Profit	$1,833	$1,802	$1,902
Reconciling items:
Amortization of intangible assets	(315)	(305)	(301)
Equity in net income of unconsolidated affiliates	(160)	(169)	(152)
Restructuring and related costs(1)	(149)	(115)	(149)
Restructuring charges of Fuji Xerox	(3)	(9)	(16)
Litigation matters	—	37	—
Other	—	2	—
Pre-tax Income	$1,206	$1,243	$1,284
____________________________

(1)
2014 includes Restructuring and asset impairment charges of $128 and Business transformation costs of $21. Business transformation costs represent incremental costs incurred directly in support of our business transformation and restructuring initiatives such as compensation costs for overlapping staff, consulting costs and training costs.

Xerox 2014 Annual Report 77

Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows for the three years ended December 31:

	Revenues			Long-Lived Assets (1) (2)
	2014	2013	2012	2014	2013	2012
United States	$13,041	$13,272	$13,323	$1,758	$1,870	$1,966
Europe	4,428	4,414	4,599	632	761	784
Other areas	2,071	2,320	2,499	240	243	262
Total Revenues and Long-Lived Assets	$19,540	$20,006	$20,421	$2,630	$2,874	$3,012
________________

(1)	Long-lived assets are comprised of (i) land, buildings and equipment, net, (ii) equipment on operating leases, net, (iii) internal use software, net and (iv) product software, net.

(2)
Long-lived assets at December 31, 2014 includes $241 related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Note 3 – Acquisitions

2014 Acquisitions
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
In May 2014, we acquired ISG Holdings, Inc. (ISG) for approximately $225 in cash. The acquisition of ISG enhances our Services segment by providing a comprehensive workers' compensation suite of offerings to the property and casualty sector. In addition, the acquisition expands our services to property and casualty insurance carriers, third-party administrators, managed care services providers, governments and self-administered employers who require comprehensive reviews of medical bills and implementation of care management plans stemming from workers' compensation claims.
In January 2014, we acquired Invoco Holding GmbH (Invoco), a German company, for approximately $54 (€40 million) in cash. The acquisition of Invoco expands our European customer care services and provides our global customers immediate access to German-language customer care services and provides Invoco's existing customers access to our broad business process outsourcing capabilities.
The 2014 acquisitions noted above are included in our Services segment. Additionally, during 2014, our Services segment acquired one additional business for $2 in cash and our Document Technology segment acquired two businesses for approximately $34 in cash, which expanded our distribution capability of products and services in North America.
2014 Summary
All of our 2014 acquisitions reflected 100% ownership of the acquired companies. The operating results of the acquisitions described above are not material to our financial statements and are included within our results from their respective acquisition dates. Our 2014 acquisitions contributed aggregate revenues of approximately $132 to our 2014 total revenues from their respective acquisition dates. The purchase prices for all acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. The primary elements that generated the goodwill are the value of synergies and the acquired assembled workforce. Approximately 50% of the goodwill recorded in 2014 is expected to be deductible for tax purposes. Refer to Note 10 - Goodwill and Intangible Assets, Net for additional information.

Xerox 2014 Annual Report 78

The following table summarizes the purchase price allocations for our 2014 acquisitions as of the acquisition dates:

	Weighted-Average Life (Years)	Total 2014 Acquisitions
Accounts/finance receivables		$33
Intangible assets:
Customer relationships	13	71
Trademarks	11	6
Non-compete agreements	4	3
Software	7	25
Goodwill		249
Other assets		26
Total Assets Acquired		413
Liabilities assumed		(73)
Total Purchase Price		$340
2013 and 2012 Acquisitions
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
In February 2012, we acquired R.K. Dixon, a leading provider of IT services, copiers, printers and managed print services for approximately $58 in cash. The acquisition furthers our coverage of central Illinois and eastern Iowa, building on our strategy to create a nationwide network of locally-based companies.

Our Document Technology segment also acquired one additional business in 2013 and three additional business in 2012 for $12 and $62, respectively, in cash. These acquisitions were largely a part of our strategy of increasing our distribution network for small and mid-size businesses. Our Services segment acquired three additional businesses in 2013 and four additional business in 2012 for $31 and $61, respectively, in cash primarily related to customer care and software to support our BPO service offerings.

Summary - 2013 and 2012 Acquisitions
All of our 2013 and 2012 acquisitions reflected 100% ownership of the acquired companies. The operating results of the 2013 and 2012 acquisitions described above were not material to our financial statements and were included within our results from the respective acquisition dates. WDS was included within our Services segment while the acquisitions of Zeno, Impika and R.K. Dixon were included within our Document Technology segment. The purchase prices for all acquisitions were primarily allocated to intangible assets and goodwill based on third-party valuations and management's estimates. Refer to Note 10 - Goodwill and Intangible Assets, Net for additional information. Our 2013 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $84 and $56 to our 2014 and 2013 total revenues, respectively. Our 2012 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $275, $277 and $162 to our 2014, 2013 and 2012 total revenues, respectively.

Xerox 2014 Annual Report 79

Contingent Consideration
In connection with certain acquisitions, we are obligated to make contingent payments if specified contractual performance targets are achieved. Contingent consideration obligations are recorded at their respective fair value. As of December 31, 2014, the maximum aggregate amount of outstanding contingent obligations to former owners of acquired entities was approximately $33, of which $25 was accrued representing the estimated fair value of this obligation.

Note 4 – Divestitures
Information Technology Outsourcing (ITO)
In December 2014, we announced an agreement to sell our ITO business to Atos for $1,050, which includes the assumption of approximately $100 of capital lease obligations and pension liabilities. The final sales price is subject to final closing adjustments with additional consideration of $50 contingent on the condition of certain assets at closing. The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the first half of 2015. We expect net after-tax proceeds from the transaction of approximately $850.
ITO services include service arrangements where we manage a customer’s IT-related activities, such as application management and development, data center operations or testing and quality assurance. Our ITO business includes approximately 9,800 employees in 45 countries. As part of the transaction, Atos will provide IT services for certain of our existing BPO customers as well as a portion of our internal IT requirements. These continuing cash flows were determined to not be significant, and we will have no significant continuing involvement in the ITO business post-closing.
As a result of this pending transaction and having met applicable accounting requirements, in the fourth quarter 2014, we reported the ITO business as held for sale and a Discontinued Operation and reclassified its results from the Services segment to Discontinued Operations. All prior periods have accordingly been reclassified to conform to this presentation.
In the fourth quarter 2014, we also recorded a net pre-tax loss of $181 related to the pending sale reflecting the write-down of the carrying value of the ITO disposal group, inclusive of goodwill, to its estimated fair value less costs to sell. Goodwill was allocated to the ITO disposal group based on the relative fair value of the business. The estimated fair value may be adjusted, and we are likely to incur additional charges prior to the closing of the transaction, which will be recorded in Discontinued Operations. In addition, upon final disposal of the business, we expect to record additional tax expense of approximately $75 within Discontinued Operations primarily related to the difference between the book basis and the tax basis of allocated goodwill. All the assets and liabilities of the ITO business are reported as held for sale at December 31, 2014 and are included in Assets and Liabilities of discontinued operations, respectively, in the Consolidated Balance Sheet at December 31, 2014.
Since the ITO business comprised a portion of several reporting units, we tested the retained goodwill of those reporting units for impairment and concluded that the goodwill remaining in those reporting units was not impaired since the fair values of those reporting units exceeded their carrying values.
Other Discontinued Operations
During the third quarter 2014, we completed the closure of Xerox Audio Visual Solutions, Inc. (XAV), a small audio visual business within our Global Imaging Systems subsidiary, and recorded a net pre-tax loss on disposal of $1. XAV provided audio visual equipment and services to enterprise and government customers. As a result of this closure, we reported XAV as a Discontinued Operation and reclassified its results from the Other segment to Discontinued Operations in the third quarter 2014.
In May 2014 we sold our Truckload Management Services, Inc. (TMS) business for $15 and recorded a net pre-tax loss on disposal of $1. TMS provided document capture and submission solutions as well as campaign management, media buying and digital marketing services to the long haul trucking and transportation industry. As a result of this transaction, we reported this business as a Discontinued Operation and reclassified its results from the Services segment to Discontinued Operations in the second quarter 2014.

Xerox 2014 Annual Report 80

In 2013, in connection with our decision to exit from the Paper distribution business, we completed the sale of our North American and European Paper businesses. As a result of these transactions, we reported these paper-related operations as Discontinued Operations and reclassified the results from the Other segment to Discontinued operations in 2013. We recorded a net pre-tax loss on disposal of $25 in 2013 for the disposition of these businesses. In 2014, we recorded income of $1 in discontinued operations primarily representing adjustments to the loss on disposal recorded in 2013 due to changes in estimates.
Summarized financial information for our Discontinued Operations is as follows:

	Year Ended December 31,
	2014			2013			2012
	ITO	Other	Total	ITO	Other	Total	ITO	Other	Total
Revenues	$1,320	$45	$1,365	$1,335	$497	$1,832	$1,213	$756	$1,969

Income (loss) from operations	$74	$(1)	$73	$70	$2	$72	$47	$17	$64
Loss on disposal	(181)	(1)	(182)	—	(25)	(25)	—	—	—
Net (loss) income before income taxes	$(107)	$(2)	$(109)	$70	$(23)	$47	$47	$17	$64
Income tax expense	(5)	(1)	(6)	(24)	(3)	(27)	(16)	(5)	(21)
(Loss) income from discontinued operations, net of tax	$(112)	$(3)	$(115)	$46	$(26)	$20	$31	$12	$43

The following is a summary of the the major categories of assets and liabilities of the ITO business held for sale at December 31, 2014:

2014
Accounts receivable, net	$213
Other current assets	146
Land, buildings and equipment, net	220
Intangible assets, net	197
Goodwill	337
Other long-term assets	147
Total Assets of Discontinued Operations	$1,260
Current portion of long-term debt	$31
Accounts payable	32
Accrued pension and benefit costs	9
Unearned income	64
Other current liabilities	112
Long-term debt	44
Pension and other benefit liabilities	25
Other long-term liabilities	54
Total Liabilities of Discontinued Operations	$371

Xerox 2014 Annual Report 81

The following is a summary of selected financial information of the ITO business for the three years ended December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Expense (Income):
Depreciation of buildings and equipment	$98	$99	$98
Amortization of internal use software	9	10	2
Amortization of acquired intangible assets	27	27	27
Amortization of customer contract costs	26	22	15
Operating lease rent expense	258	241	185
Defined contribution plans	8	7	2
Interest expense (1)	4	3	3

Expenditures:
Cost of additions to land, buildings and equipment	$105	$99	$140
Cost of additions to internal use software	2	4	15
Customer-related deferred set-up/transition and inducement costs	26	35	60
_______________

(1)	Interest expense is related to capital lease obligations, which are expected to be assumed by purchaser of the ITO business.

Note 5 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2014	2013
Amounts billed or billable	$2,634	$2,651
Unbilled amounts	319	390
Allowance for doubtful accounts	(88)	(112)
Subtotal	2,865	2,929
Discontinued operations (1)	(213)	—
Accounts Receivable, Net	$2,652	$2,929

(1)
Represents net accounts receivable related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. Amounts to be invoiced in the subsequent month for current services provided are included in amounts billable, and at December 31, 2014 and 2013 were approximately $997 and $1,054, respectively. The balance at December 31, 2014 includes $52 related to our ITO business.
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
All of our arrangements involve the sale of our entire interest in groups of accounts receivable for cash. In most instances a portion of the sales proceeds are held back by the purchaser and payment is deferred until collection of the related receivables sold. Such holdbacks are not considered legal securities nor are they certificated. We report collections on such receivables as operating cash flows in the Consolidated Statements of Cash Flows because such receivables are the result of an operating activity and the associated interest rate risk is de minimis due to their

Xerox 2014 Annual Report 82

short-term nature. Our risk of loss following the sales of accounts receivable is limited to the outstanding deferred purchase price receivable. These receivables are included in the caption “Other current assets” in the accompanying Consolidated Balance Sheets and were $73 and $121 at December 31, 2014 and 2013, respectively.
Under most of the agreements, we continue to service the sold accounts receivable. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material.
Of the accounts receivables sold and derecognized from our balance sheet, $580 and $723 remained uncollected as of December 31, 2014 and 2013, respectively. Accounts receivable sales were as follows:

	Year Ended December 31,
	2014	2013	2012
Accounts receivable sales	$2,906	$3,401	$3,699
Deferred proceeds	387	486	639
Loss on sale of accounts receivable	15	17	21
Estimated decrease to operating cash flows(1)	(68)	(55)	(78)
__________

(1)
Represents the difference between current and prior year fourth quarter receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the year and (iii) currency.

Note 6 – Finance Receivables, Net
Finance receivables include sales-type leases, direct financing leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets. Finance receivables, net were as follows:

	December 31,
	2014	2013
Gross receivables	$5,009	$5,349
Unearned income	(624)	(666)
Subtotal	4,385	4,683
Residual values	—	1
Allowance for doubtful accounts	(131)	(154)
Finance Receivables, Net	4,254	4,530
Less: Billed portion of finance receivables, net	110	113
Less: Current portion of finance receivables not billed, net	1,425	1,500
Finance Receivables Due After One Year, Net	$2,719	$2,917
Contractual maturities of our gross finance receivables as of December 31, 2014 were as follows (including those already billed of $117):

2015	2016	2017	2018	2019	Thereafter	Total
$1,883	$1,382	$958	$558	$205	$23	$5,009
Transfer and Sale of Finance Receivables
Sale of Finance Receivables
In 2013 and 2012, we transferred our entire interest in certain groups of lease finance receivables to third-party entities for cash proceeds and beneficial interests. The transfers were accounted for as sales with derecognition of the associated lease receivables. There were no transfers or sales of finance receivables in 2014. We continue to service the sold receivables and record servicing fee income over the expected life of the associated receivables. The following is a summary of our prior sales activity:

Xerox 2014 Annual Report 83

	Year Ended December 31,
	2014	2013	2012
Net carrying value (NCV) sold	$—	$676	$682
Allowance included in NCV	—	17	18
Cash proceeds received	—	635	630
Beneficial interests received	—	86	101
Pre-tax gain on sales	—	40	44
Net fees and expenses	—	5	5
The principal value of the finance receivables derecognized from our balance sheet was $549 and $1,006 at December 31, 2014 and 2013, respectively (sales value of approximately $596 and $1,098, respectively).
Summary Finance Receivable Sales
The lease portfolios transferred and sold were all from our Document Technology segment and the gains on these sales were reported in Financing revenues within the Document Technology segment. The ultimate purchaser has no recourse to our other assets for the failure of customers to pay principal and interest when due beyond our beneficial interests which were $77 and $150 at December 31, 2014 and 2013, respectively, and are included in Other current assets and Other long-term assets in the accompanying Consolidated Balance Sheets. Beneficial interests of $64 and $124 at December 31, 2014 and 2013, respectively, are held by the bankruptcy-remote subsidiaries and therefore are not available to satisfy any of our creditor obligations. We report collections on the beneficial interests as operating cash flows in the Consolidated Statements of Cash Flows because such beneficial interests are the result of an operating activity and the associated interest rate risk is de minimis considering their weighted average lives of less than 2 years.
The net impact from the sales of finance receivables on operating cash flows is summarized below:

	Year Ended December 31,
	2014	2013	2012
Net cash received for sales of finance receivables(1)	$—	$631	$625
Impact from prior sales of finance receivables(2)	(527)	(392)	(45)
Collections on beneficial interests	94	58	—
Estimated (Decrease) Increase to Operating Cash Flows	$(433)	$297	$580
____________

(1)	Net of beneficial interest, fees and expenses.

(2)	Represents cash that would have been collected if we had not sold finance receivables.
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

Xerox 2014 Annual Report 84

Since our allowance for doubtful finance receivables is determined by country, the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of those countries/regions. Loss rates declined in the U.S. reflecting the effects of improved collections during 2014 and 2013 as well as the lower balance of finance receivables primarily due to sales in 2013 and 2012. Since Europe is comprised of various countries and regional economies, the risk profile within our European portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries. Charge-offs in Europe were $29 in 2014 as compared to $60 in the prior year, reflecting a significant improvement from the credit issues that began back in 2011. Loss rates peaked in 2011 as a result of the European economic challenges particularly for countries in the southern region.
The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(3)	Total
Balance at December 31, 2012	$50	$31	$85	$4	$170
Provision	13	11	53	4	81
Charge-offs	(8)	(16)	(60)	(2)	(86)
Recoveries and other(1)	2	1	3	—	6
Sale of finance receivables	(12)	(5)	—	—	(17)
Balance at December 31, 2013	45	22	81	6	154
Provision	—	9	15	9	33
Charge-offs	(5)	(14)	(29)	(3)	(51)
Recoveries and other(1)	1	3	(9)	—	(5)
Balance at December 31, 2014	$41	$20	$58	$12	$131
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2013(2)	$1,666	$421	$2,292	$304	$4,683
December 31, 2014(2)	$1,728	$424	$1,835	$398	$4,385
 __________

(1)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)	Total Finance receivables exclude residual values of $0 and $1 and the allowance for credit losses of $131 and $154 at December 31, 2014 and 2013, respectively.

(3)	Includes developing market countries and smaller units.

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

Xerox 2014 Annual Report 85

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
Credit quality indicators are updated at least annually, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	December 31, 2014				December 31, 2013
	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables
Finance and other services	$195	$159	$55	$409	$189	$102	$34	$325
Government and education	589	13	3	605	656	12	3	671
Graphic arts	148	79	90	317	142	59	108	309
Industrial	92	41	18	151	92	28	15	135
Healthcare	84	26	14	124	74	25	16	115
Other	55	38	29	122	55	27	29	111
Total United States	1,163	356	209	1,728	1,208	253	205	1,666
Finance and other services	54	31	12	97	46	18	11	75
Government and education	76	8	2	86	96	9	1	106
Graphic arts	58	49	36	143	56	52	48	156
Industrial	24	13	4	41	23	12	6	41
Other	34	19	4	57	29	9	5	43
Total Canada(1)	246	120	58	424	250	100	71	421
France	253	234	129	616	282	314	122	718
U.K/Ireland	255	101	6	362	199	171	42	412
Central(2)	230	278	30	538	287	394	43	724
Southern(3)	60	148	36	244	102	187	58	347
Nordic(4)	25	49	1	75	46	42	3	91
Total Europe	823	810	202	1,835	916	1,108	268	2,292
Other	195	163	40	398	226	69	9	304
Total	$2,427	$1,449	$509	$4,385	$2,600	$1,530	$553	$4,683
__________

(1)
Historically, the Company had included certain Canadian customers with graphic arts activity in their industry sector. In 2014, these customers were reclassified to Graphic Arts to better reflect their primary business activity. The December 31, 2013 amounts have been revised to reclassify $33 from Finance and Other Services and $38 from Industrial to Graphic Arts to be consistent with the 2014 presentation.

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

Xerox 2014 Annual Report 86

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

	December 31, 2014
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$1	$10	$399	$409	$13
Government and education	14	4	3	21	584	605	25
Graphic arts	12	1	1	14	303	317	6
Industrial	4	1	1	6	145	151	9
Healthcare	3	1	—	4	120	124	5
Other	3	1	—	4	118	122	6
Total United States	43	10	6	59	1,669	1,728	64
Canada	9	2	1	12	412	424	17
France	—	1	2	3	613	616	35
U.K./Ireland	1	—	—	1	361	362	1
Central(1)	2	2	1	5	533	538	15
Southern(2)	14	4	4	22	222	244	17
Nordic(3)	1	—	—	1	74	75	2
Total Europe	18	7	7	32	1,803	1,835	70
Other	13	1	—	14	384	398	—
Total	$83	$20	$14	$117	$4,268	$4,385	$151

	December 31, 2013
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$7	$2	$1	$10	$315	$325	$12
Government and education	17	4	3	24	647	671	34
Graphic arts	12	1	—	13	296	309	5
Industrial	3	1	1	5	130	135	6
Healthcare	3	1	—	4	111	115	5
Other	3	1	—	4	107	111	3
Total United States	45	10	5	60	1,606	1,666	65
Canada	4	3	3	10	411	421	19
France	—	—	—	—	718	718	40
U.K./Ireland	1	1	—	2	410	412	2
Central(1)	3	2	3	8	716	724	23
Southern(2)	21	5	7	33	314	347	45
Nordic(3)	2	—	—	2	89	91	—
Total Europe	27	8	10	45	2,247	2,292	110
Other	8	1	—	9	295	304	—
Total	$84	$22	$18	$124	$4,559	$4,683	$194
 ___________

(1)	Switzerland, Germany, Austria, Belgium and Holland.

(2)	Italy, Greece, Spain and Portugal.

(3)	Sweden, Norway, Denmark and Finland.

Xerox 2014 Annual Report 87

Note 7 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2014	2013
Finished goods	$778	$837
Work-in-process	58	60
Raw materials	98	101
Total Inventories	$934	$998
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2014	2013
Equipment on operating leases	$1,531	$1,575
Accumulated depreciation	(1,006)	(1,016)
Equipment on Operating Leases, Net	$525	$559
Depreciable lives generally vary from three to four years consistent with our planned and historical usage of the equipment subject to operating leases. Our equipment operating lease terms vary, generally from one to three years. Scheduled minimum future rental revenues on operating leases with original terms of one year or longer are:

2015	2016	2017	2018	2019	Thereafter
$339	$246	$155	$82	$34	$5

Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2014, 2013 and 2012 amounted to $149, $151 and $158, respectively.
Note 8 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2014	2013
Land		$46	$50
Building and building equipment	25 to 50	1,038	1,086
Leasehold improvements	Varies	486	483
Plant machinery	5 to 12	1,375	1,493
Office furniture and equipment	3 to 15	1,938	1,826
Other	4 to 20	78	83
Construction in progress		80	66
Subtotal		5,041	5,087
Accumulated depreciation		(3,698)	(3,621)
Subtotal		1,343	1,466
Discontinued operations (1)		(220)	—
Land, Buildings and Equipment, Net		$1,123	$1,466
___________

(1)
Represents net fixed assets related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Xerox 2014 Annual Report 88

Depreciation expense and operating lease rent expense were as follows:

	Year Ended December 31,
	2014	2013	2012
Depreciation expense (1)	$324	$332	$354
Operating lease rent expense(1)	560	513	461
___________

(1)
Excludes amounts related to our ITO business which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

We lease buildings and equipment, substantially all of which are accounted for as operating leases. Capital leased assets were approximately $180 and $150 at December 31, 2014 and 2013, respectively. Capital lease assets at December 31, 2014 includes approximately $75 related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2014 were as follows:

	2015	2016	2017	2018	2019	Thereafter
Continuing operations	$469	$347	$170	$104	$79	$57
Discontinued operations (1)	117	43	18	8	6	—
Minimum operating lease commitments	$586	$390	$188	$112	$85	$57
___________

(1)
Reflects lease commitments related to our ITO business which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Internal Use and Product Software

	Year Ended December 31,
Additions to:	2014	2013	2012
Internal use software (1)	$82	$77	$110
Product software	23	28	107
___________

(1)
Excludes amounts related to our ITO business which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

	December 31,
Capitalized costs, net:	2014	2013
Internal use software (1)	$454	$506
Product software	307	343
___________

(1)
Internal use software at December 31, 2014 includes $20 related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Useful lives of our internal use and product software generally vary from three to ten years.

Included within product software at December 31, 2014 is approximately $250 of capitalized costs associated with significant software system platforms developed for use in certain of our government services businesses. We regularly review these software system platforms for impairment. Our impairment reviews for 2014 and 2013 indicated that the costs would be recoverable from estimated future operating profits; however, those future operating profits are heavily dependent on our ability to successfully complete existing contracts as well as obtain future contracts.

Xerox 2014 Annual Report 89

Note 9 – Investment in Affiliates, at Equity
Investments in corporate joint ventures and other companies in which we generally have a 20% to 50% ownership interest were as follows:

	December 31,
	2014	2013
Fuji Xerox	$1,275	$1,224
Other	63	61
Investments in Affiliates, at Equity	$1,338	$1,285
 Our equity in net income of our unconsolidated affiliates was as follows:

	Year Ended December 31,
	2014	2013	2012
Fuji Xerox	$147	$156	$139
Other	13	13	13
Total Equity in Net Income of Unconsolidated Affiliates	$160	$169	$152
Fuji Xerox
Fuji Xerox is headquartered in Tokyo and operates in Japan, China, Australia, New Zealand, Vietnam and other areas of the Pacific Rim. Our investment in Fuji Xerox of $1,275 at December 31, 2014, differs from our implied 25% interest in the underlying net assets, or $1,367, due primarily to our deferral of gains resulting from sales of assets by us to Fuji Xerox.
Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our 25% ownership interest.
Summarized financial information for Fuji Xerox is as follows:

	Year Ended December 31,
	2014	2013	2012
Summary of Operations
Revenues	$11,112	$11,415	$12,633
Costs and expenses	10,242	10,479	11,783
Income before income taxes	870	936	850
Income tax expense	262	276	279
Net Income	608	660	571
Less: Net income - noncontrolling interests	4	5	6
Net Income - Fuji Xerox	$604	$655	$565
Balance Sheet
Assets:
Current assets	$4,801	$4,955	$5,154
Long-term assets	4,742	5,160	6,158
Total Assets	$9,543	$10,115	$11,312
Liabilities and Equity:
Current liabilities	$2,982	$3,114	$3,465
Long-term debt	580	978	1,185
Other long-term liabilities	482	680	917
Noncontrolling interests	30	28	27
Fuji Xerox shareholders' equity	5,469	5,315	5,718
Total Liabilities and Equity	$9,543	$10,115	$11,312

Xerox 2014 Annual Report 90

Yen/U.S. Dollar exchange rates used to translate are as follows:

Financial Statement	Exchange Basis	2014	2013	2012
Summary of Operations	Weighted average rate	105.58	97.52	79.89
Balance Sheet	Year-end rate	119.46	105.15	86.01
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
Transactions with Fuji Xerox were as follows:

	Year Ended December 31,
	2014	2013	2012
Dividends received from Fuji Xerox	$58	$60	$52
Royalty revenue earned	115	118	132
Inventory purchases from Fuji Xerox	1,831	1,903	2,069
Inventory sales to Fuji Xerox	120	145	147
R&D payments received from Fuji Xerox	1	2	2
R&D payments paid to Fuji Xerox	17	21	15
As of December 31, 2014 and 2013, net amounts due to Fuji Xerox were $339 and $402 (corrected from $85 originally disclosed in the December 31, 2013 Form 10-K), respectively.

Xerox 2014 Annual Report 91

Note 10 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill, by reportable segment:

	Services	Document Technology	Total
Balance at December 31, 2011	$6,619	$2,184	$8,803
Foreign currency translation	41	34	75
Acquisitions:
WDS	69	—	69
R.K. Dixon	—	30	30
Other	51	34	85
Balance at December 31, 2012	$6,780	$2,282	$9,062
Foreign currency translation	6	16	22
Acquisitions:
Zeno	—	44	44
Impika	—	43	43
Other	29	5	34
Balance at December 31, 2013	$6,815	$2,390	$9,205
Foreign currency translation	(98)	(56)	(154)
Acquisitions:
Invoco	39	—	39
ISG	166	—	166
Consilience	23	—	23
Other	2	19	21
Divestitures (1)	(495)	—	(495)
Balance at December 31, 2014	$6,452	$2,353	$8,805
___________

(1)
Primarily represents goodwill related to our ITO business ($487) which is held for sale and being reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Intangible Assets, Net
Net intangible assets were $2,031 at December 31, 2014 of which $1,677 relate to our Services segment and $354 relate to our Document Technology segment. Intangible assets were comprised of the following:

		December 31, 2014			December 31, 2013
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 years	$3,636	$1,670	$1,966	$3,580	$1,359	$2,221
Distribution network	25 years	123	74	49	123	69	54
Trademarks	20 years	274	87	187	269	72	197
Technology, patents and non-compete	9 years	40	14	26	41	10	31
Subtotal		4,073	1,845	2,228	4,013	1,510	2,503
Discontinued Operations(1)		(335)	(138)	(197)	—	—	—
Total Intangible Assets		$3,738	$1,707	$2,031	$4,013	$1,510	$2,503
 _______________

(1)
Represents net intangible assets related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Amortization expense related to intangible assets was $315, $305, and $301 for the years ended December 31, 2014, 2013 and 2012, respectively1. Excluding the impact of additional acquisitions, amortization expense is expected to approximate $305 in 2015 and 2016, and $300 in years 2017, 2018 and 20191.

(1)
Excludes amounts related to our ITO business, which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Xerox 2014 Annual Report 92

Note 11 – Restructuring and Asset Impairment Charges
We continue to engage in a series of restructuring programs related to downsizing our employee base, exiting certain activities, outsourcing certain internal functions and engaging in other actions designed to reduce our cost structure and improve productivity. These initiatives primarily consist of severance actions and impact all major geographies and segments. Management continues to evaluate our business, therefore, in future years, there may be additional provisions for new plan initiatives as well as changes in previously recorded estimates, as payments are made or actions are completed. Asset impairment charges were also incurred in connection with these restructuring actions for those assets sold, abandoned or made obsolete as a result of these programs.
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
A summary of our restructuring program activity during the three years ended December 31, 2014 is as follows:

	Severance and Related Costs	Lease Cancellation and Other Costs	Asset Impairments(1)	Total
Balance at December 31, 2011	$116	$7	$—	$123
Restructuring provision	156	5	2	163
Reversals of prior accruals	(13)	—	(1)	(14)
Net current period charges - continuing operations(2)	143	5	1	149
Discontinued operations(3)	4	—	—	4
Total Net Current Period Charges	147	5	1	153
Charges against reserve and currency	(140)	(5)	(1)	(146)
Balance at December 31, 2012	123	7	—	130
Restructuring provision	141	2	1	144
Reversals of prior accruals	(29)	—	—	(29)
Net current period charges - continuing operations(2)	112	2	1	115
Discontinued operations(3)	7	—	—	7
Total Net Current Period Charges	119	2	1	122
Charges against reserve and currency	(133)	(2)	(1)	(136)
Balance at December 31, 2013	109	7	—	116
Restructuring provision	143	5	7	155
Reversals of prior accruals	(25)	(2)	—	(27)
Net current period charges - continuing operations(2)	118	3	7	128
Discontinued operations(3)	2	—	—	2
Total Net Current Period Charges	120	3	7	130
Charges against reserve and currency	(136)	(6)	(7)	(149)
Balance at December 31, 2014	$93	$4	$—	$97
 ________________

(1)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.

(2)	Represents amount recognized within the Consolidated Statements of Income for the years shown.

(3)	Refer to Note 4 - Divestitures for additional information regarding discontinued operations.

The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2014	2013	2012
Charges against reserve	$(149)	$(136)	$(146)
Asset impairment	7	1	1
Effects of foreign currency and other non-cash items	9	(1)	1
Restructuring Cash Payments	$(133)	$(136)	$(144)

Xerox 2014 Annual Report 93

The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Year Ended December 31,
	2014	2013	2012
Services	$38	$38	$66
Document Technology	76	77	83
Other	14	—	—
Total Net Restructuring Charges	$128	$115	$149

Xerox 2014 Annual Report 94

Note 12 - Supplementary Financial Information
The components of other current and long-term assets and liabilities were as follows:

	December 31,
	2014	2013
Other Current Assets
Deferred taxes and income taxes receivable	$426	$253
Royalties, license fees and software maintenance	190	185
Restricted cash	113	147
Prepaid expenses	134	143
Derivative instruments	22	6
Deferred purchase price from sales of accounts receivables	73	121
Beneficial interests - sales of finance receivables	35	64
Advances and deposits	29	32
Other	206	256
Discontinued operations (1)	(146)	—
Total Other Current Assets	$1,082	$1,207
Other Current Liabilities
Deferred taxes and income taxes payable	$120	$87
Other taxes payable	134	180
Interest payable	78	80
Restructuring reserves	94	108
Derivative instruments	58	70
Product warranties	11	13
Dividends payable	88	84
Distributor and reseller rebates/commissions	120	125
Servicer liabilities	107	140
Other	811	826
Discontinued operations (1)	(112)	—
Total Other Current Liabilities	$1,509	$1,713
Other Long-term Assets
Deferred taxes and income taxes receivable	$367	$377
Prepaid pension costs	17	55
Net investment in TRG	158	173
Internal use software, net	454	506
Product software, net	307	343
Restricted cash	139	170
Debt issuance costs, net	31	31
Customer contract costs, net	323	399
Beneficial interest - sales of finance receivables	42	86
Deferred compensation plan investments	125	116
Other	427	334
Discontinued operations (1)	(147)	—
Total Other Long-term Assets	$2,243	$2,590
Other Long-term Liabilities
Deferred taxes and income taxes payable	$142	$286
Environmental reserves	9	12
Unearned income	166	168
Restructuring reserves	3	8
Other	232	283
Discontinued operations (1)	(54)	—
Total Other Long-term Liabilities	$498	$757

Xerox 2014 Annual Report 95

(1)
Represents assets and liabilities related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Restricted Cash and Investments
As more fully discussed in Note 18 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. In addition, as more fully discussed in Note 5 - Accounts Receivable, Net and Note 6 - Finance Receivables, Net, we continue to service the receivables sold under most of our receivable sale agreements. As servicer, we may collect cash related to sold receivables prior to year-end that will be remitted to the purchaser the following year. Since we are acting on behalf of the purchaser in our capacity as servicer, such cash collected is reported as restricted cash. Restricted cash amounts are classified in our Consolidated Balance Sheets based on when the cash will be contractually or judicially released.

Restricted cash amounts were as follows:

	December 31,
	2014	2013
Tax and labor litigation deposits in Brazil	$135	$167
Escrow and cash collections related to receivable sales	107	140
Other restricted cash	10	10
Total Restricted Cash and Investments	$252	$317

Net Investment in TRG
At December 31, 2014, our net investment in discontinued operations primarily consisted of a $174 performance-based instrument relating to the 1997 sale of The Resolution Group (TRG) net of remaining net liabilities associated with our discontinued operations of $16. The recovery of the performance-based instrument is dependent on the sufficiency of TRG's available cash flows, as guaranteed by TRG's ultimate parent, which are expected to be recovered in annual cash distributions through 2017. The performance-based instrument is pledged as security for our future funding obligations to our U.K. Pension Plan for salaried employees.
Note 13 – Debt
Short-term borrowings were as follows:

	December 31,
	2014	2013
Commercial paper	$150	$—
Notes Payable	1	5
Current maturities of long-term debt	1,307	1,112
Discontinued operations - capital leases (1)	(31)	—
Total Short-term Debt	$1,427	$1,117
 ____________

(1)
Represents current capital lease obligations related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. These obligations are expected to be assumed by the purchaser of the ITO business. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

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

Xerox 2014 Annual Report 96

Long-term debt was as follows:

		December 31,
	Weighted Average Interest Rates at December 31, 2014(2)	2014	2013
Xerox Corporation
Convertible Notes due 2014	—%	$—	$9
Senior Notes due 2014	—%	—	750
Floating Rate Notes due 2014	—%	—	300
Senior Notes due 2015	4.29%	1,000	1,000
Notes due 2016	7.20%	250	250
Senior Notes due 2016	6.48%	700	700
Senior Notes due 2017	6.83%	500	500
Senior Notes due 2017	2.98%	500	500
Notes due 2018	0.57%	1	1
Senior Notes due 2018	6.37%	1,000	1,000
Senior Notes due 2019	2.77%	500	500
Senior Notes due 2019	5.66%	650	650
Senior Notes due 2020	2.81%	400	—
Senior Notes due 2021	5.39%	1,062	1,062
Senior Notes due 2024	3.84%	300	—
Senior Notes due 2039	6.78%	350	350
Subtotal - Xerox Corporation		$7,213	$7,572
Subsidiary Companies
Senior Notes due 2015	4.25%	250	250
Borrowings secured by other assets	3.85%	180	146
Other	1.20%	3	6
Subtotal - Subsidiary Companies		$433	$402

Principal debt balance		7,646	7,974
Unamortized discount		(54)	(58)
Fair value adjustments(1)
Terminated swaps		68	100
Current swaps		5	—
Less: current maturities		(1,307)	(1,112)
Discontinued Operations (3)		(44)	—
Total Long-term Debt		$6,314	$6,904
 ____________

(1)
Fair value adjustments include the following: (i) fair value adjustments to debt associated with terminated interest rate swaps, which are being amortized to interest expense over the remaining term of the related notes; and (ii) changes in fair value of hedged debt obligations attributable to movements in benchmark interest rates. Hedge accounting requires hedged debt instruments to be reported inclusive of any fair value adjustment.

(2)	Represents weighted average effective interest rate which includes the effect of discounts and premiums on issued debt.

(3)
Represents long-term capital lease obligations related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. These obligations are expected to be assumed by the purchaser of the ITO business. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Xerox 2014 Annual Report 97

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

	2015(1)	2016	2017	2018	2019	Thereafter	Total
Continuing operations	$1,276	$974	$1,023	$1,017	$1,158	$2,123	$7,571
Discontinued operations (2)	31	24	14	6	—	—	75
Total Long-term Principal Payments	$1,307	$998	$1,037	$1,023	$1,158	$2,123	$7,646
 _____________

(1)	Quarterly long-term debt maturities from continuing operations for 2015 are $1,007, $256, $7 and $6 for the first, second, third and fourth quarters, respectively.

(2)
Represents payments on capital lease obligations related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. These obligations are expected to be assumed by the purchaser of the ITO business. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Commercial Paper
We have a private placement commercial paper (CP) program in the U.S. under which we may issue CP up to a maximum amount of $2.0 billion outstanding at any time. Aggregate CP and Credit Facility borrowings may not exceed $2.0 billion outstanding at any time. The maturities of the CP Notes will vary, but may not exceed 390 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at market rates. CP outstanding at December 31, 2014 and 2013, was $150 and $0, respectively.

Credit Facility
In 2014, we entered into an Amended and Restated Credit Agreement that extended the maturity date of our $2.0 billion unsecured revolving Credit Facility to 2019 from 2016. The amendment also included modest improvements in pricing and minor changes in the composition of the group of lenders. The amended and restated Credit Facility contains a $300 letter of credit sub-facility, and also includes an accordion feature that would allow us to increase (from time to time, with willing lenders) the overall size of the facility up to an aggregate amount not to exceed $2.75 billion. We also have the right to request a one year extension on each of the first and second anniversaries of the amendment date.

We deferred $7 of debt issuance costs in connection with this amendment, which included approximately $4 of unamortized deferred debt issue costs associated with the previous Credit Facility. The write-off of debt issuance costs associated with lenders that reduced their participation in the amended and restated Credit Facility was not material.

The Credit Facility provides a backstop to our $2.0 billion CP program. Proceeds from any borrowings under the Credit Facility can be used to provide working capital for the Company and its subsidiaries and for general corporate purposes.

At December 31, 2014 we had no outstanding borrowings or letters of credit under the Credit Facility.

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

Borrowings under the Credit Facility bear interest at our choice, at either (a) a Base Rate as defined in our Credit Facility agreement, plus a spread that varies between 0.00% and 0.45% depending on our credit rating at the time of borrowing, or (b) LIBOR plus an all-in spread that varies between 0.90% and 1.45% depending on our credit rating at the time of borrowing. Based on our credit rating as of December 31, 2014, the applicable all-in spreads for the Base Rate and LIBOR borrowing were 0.10% and 1.10%, respectively.

An annual facility fee is payable to each lender in the Credit Facility at a rate that varies between 0.10% and 0.30% depending on our credit rating. Based on our credit rating as of December 31, 2014, the applicable rate is 0.15%.

Xerox 2014 Annual Report 98

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

Interest
Interest paid on our short-term and long-term debt amounted to $400, $435 and $464 for the years ended December 31, 2014, 2013 and 2012, respectively.

Interest expense and interest income was as follows:

	Year Ended December 31,
	2014	2013	2012
Interest expense(1) (3)	$377	$403	$427
Interest income(2)	397	494	610
  ___________

(1)	Includes Equipment financing interest expense, as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of Income.

(3)
Excludes interest on capital lease obligations related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. These obligations are expected to be assumed by the purchaser of the ITO business. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

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
Net (Payments) Proceeds on Debt
Net (payments) proceeds on debt as shown on the Consolidated Statements of Cash Flows was as follows:

	Year Ended December 31,
	2014	2013	2012
Net proceeds (payments) on short-term debt	$145	$5	$(108)
Proceeds from issuance of long-term debt	808	617	1,116
Payments on long-term debt	(1,128)	(1,056)	(1,116)
Net Payments on Other Debt	$(175)	$(434)	$(108)

Xerox 2014 Annual Report 99

Note 14 – Financial Instruments
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
We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with our derivative instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal only with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Terminated Swaps
During the period from 2004 to 2011, we early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to the debt instruments are being amortized to interest expense over the remaining term of the related notes. In 2014, 2013 and 2012, the amortization of these fair value adjustments reduced interest expense by $31, $42 and $49, respectively, and we expect to record a net decrease in interest expense of $68 in future years through 2018.
Fair Value Hedges
As of December 31, 2014, pay variable/received fixed interest rate swaps with notional amounts of $300 and net asset fair value of $5 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings during 2014. We did not have any interest rate swaps outstanding at December 31, 2013.
The following is a summary of our fair value hedges at December 31, 2014:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$300	$5	2.43%	4.50%	Libor	2021
Foreign Exchange Risk Management
As a global company, we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:

•	Foreign currency-denominated assets and liabilities

•	Forecasted purchases, and sales in foreign currency
Summary of Foreign Exchange Hedging Positions
At December 31, 2014, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,991, which is typical of the amounts that are normally outstanding at any point during the year. Approximately 75% of these contracts mature within three months, 7% in three to six months and 18% in six to twelve months.

Xerox 2014 Annual Report 100

The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2014:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$785	$(11)
U.S. Dollar/Euro	450	15
Japanese Yen/U.S. Dollar	442	(33)
Japanese Yen/Euro	338	(4)
Canadian Dollar/Euro	299	(1)
U.K. Pound Sterling/Euro	153	1
Swiss Franc/Euro	83	—
Philippine Peso/U.S. Dollar	67	—
Indian Rupee/U.S. Dollar	62	(1)
Euro/U.S. Dollar	53	(1)
Mexican Peso/U.S. Dollar	52	(2)
Euro/Danish Krone	24	—
U.S. Dollar/Philippine Peso	23	—
U.S. Dollar/Canadian Dollar	23	—
Mexican Peso/Euro	22	—
All Other	115	1
Total Foreign Exchange Hedging	$2,991	$(36)
____________

(1)	Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2014.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net liability fair value of these contracts was $30 and $50 as of December 31, 2014 and December 31, 2013, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2014	2013
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$7	$1
	Other current liabilities	(39)	(51)
Foreign currency options	Other current assets	2	—
Interest rate swaps	Other long-term assets	5	—
	Net Designated Derivative Liability	$(25)	$(50)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$13	$5
	Other current liabilities	(19)	(19)
	Net Undesignated Derivative Liability	$(6)	$(14)

Summary of Derivatives	Total Derivative Assets	$27	$6
	Total Derivative Liabilities	(58)	(70)
	Net Derivative Liability	$(31)	$(64)

Xerox 2014 Annual Report 101

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

		Year Ended December 31,
Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income			Hedged Item Gain (Loss) Recognized in Income
		2014	2013	2012	2014	2013	2012
Interest rate contracts	Interest expense	$5	$—	$—	$(5)	$—	$—

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
	2014	2013	2012		2014	2013	2012
Foreign exchange contracts – forwards/options	$(20)	$(126)	$(50)	Cost of sales	$(36)	$(123)	$37
No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of December 31, 2014, net after-tax losses of $22 were recorded in accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Losses
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the re-measurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of losses on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Loss	2014	2013	2012
Foreign exchange contracts – forwards	Other expense – Currency losses, net	$(10)	$(86)	$(38)
During the three years ended December 31, 2014, we recorded Currency (losses) gains, net of $(5), $7 and $(3), respectively. Currency (losses) gains, net includes the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the re-measurement of foreign currency-denominated assets and liabilities.

Xerox 2014 Annual Report 102

Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2014	2013
Assets:
Foreign exchange contracts - forwards	$20	$6
Foreign currency options	2	—
Interest rate swaps	5	—
Deferred compensation investments in cash surrender life insurance	94	88
Deferred compensation investments in mutual funds	32	28
Total	$153	$122
Liabilities:
Foreign exchange contracts - forwards	$58	$70
Deferred compensation plan liabilities	135	125
Total	$193	$195
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
Summary of Other Financial Assets and Liabilities Fair Value Measured on a Nonrecurring Basis
The estimated fair values of our other financial assets and liabilities fair value measured on a nonrecurring basis were as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,411	$1,411	$1,764	$1,764
Accounts receivable, net	2,652	2,652	2,929	2,929
Short-term debt	1,427	1,417	1,117	1,126
Long-term debt	6,314	6,719	6,904	7,307
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

Xerox 2014 Annual Report 103

Note 16 – Employee Benefit Plans
We sponsor numerous defined benefit and defined contribution pension and other post-retirement benefit plans, primarily retiree health care, in our domestic and international operations. December 31 is the measurement date for all of our post-retirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit obligation, January 1	$3,893	$5,033	$6,664	$6,708	$856	$989
Service cost	9	10	34	91	9	9
Interest cost	281	154	272	260	36	33
Plan participants' contributions	—	—	5	6	16	14
Actuarial loss (gain)	813	(440)	1,069	(203)	119	(88)
Currency exchange rate changes	—	—	(594)	98	(13)	(10)
Curtailments	(7)	—	—	(10)	—	—
Benefits paid/settlements	(273)	(864)	(279)	(264)	(86)	(91)
Other	—	—	(5)	(22)	—	—
Benefit Obligation, December 31	$4,716	$3,893	$7,166	$6,664	$937	$856

Change in Plan Assets:
Fair value of plan assets, January 1	$2,876	$3,573	$5,789	$5,431	$—	$—
Actual return on plan assets	398	139	899	326	—	—
Employer contribution	124	27	160	203	70	77
Plan participants' contributions	—	—	5	6	16	14
Currency exchange rate changes	—	—	(484)	88	—	—
Benefits paid/settlements	(273)	(864)	(279)	(264)	(86)	(91)
Other	1	1	(2)	(1)	—	—
Fair Value of Plan Assets, December 31	$3,126	$2,876	$6,088	$5,789	$—	$—

Net Funded Status at December 31(1)	$(1,590)	$(1,017)	$(1,078)	$(875)	$(937)	$(856)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$17	$55	$—	$—
Accrued compensation and benefit costs	(24)	(25)	(28)	(30)	(72)	(71)
Pension and other benefit liabilities	(1,566)	(992)	(1,040)	(900)	—	—
Post-retirement medical benefits	—	—	—	—	(865)	(785)
Discontinued Operations (2)	—	—	(27)	—	—	—
Net Amounts Recognized	$(1,590)	$(1,017)	$(1,078)	$(875)	$(937)	$(856)
  _______________

(1)	Includes under-funded and un-funded plans.

(2)
Represents the net un-funded pension obligations related to our ITO business which is held for sale and being reported as a discontinued operation at December 31, 2014. These obligations are expected to be assumed by the purchaser of the ITO business. The net pension cost associated with these plans is immaterial. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Benefit plans pre-tax amounts recognized in AOCL at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2014	2013	2014	2013	2014	2013
Net actuarial loss	$1,301	$672	$2,036	$1,741	$122	$6
Prior service credit	(13)	(15)	(20)	(20)	(42)	(85)
Total Pre-tax Loss (Gain)	$1,288	$657	$2,016	$1,721	$80	$(79)

Accumulated Benefit Obligation	$4,716	$3,887	$6,883	$6,368

Xerox 2014 Annual Report 104

Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below:

	December 31, 2014			December 31, 2013
	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets	Projected benefit obligation	Accumulated benefit obligation	Fair value of plan assets
Underfunded Plans:
U.S.	$4,351	$4,351	$3,126	$3,571	$3,565	$2,876
Non U.S.	6,376	6,125	5,848	5,350	5,104	4,964

Unfunded Plans:
U.S.	$365	$365	$—	$322	$322	$—
Non U.S.	567	551	—	540	526	—

Total Underfunded and Unfunded Plans:
U.S.	$4,716	$4,716	$3,126	$3,893	$3,887	$2,876
Non U.S.	6,943	6,676	5,848	5,890	5,630	4,964
Total	$11,659	$11,392	$8,974	$9,783	$9,517	$7,840

Our pension plan assets and benefit obligations at December 31, 2014 were as follows:

(in billions)	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status
U.S. funded	$3.1	$4.4	$(1.3)
U.S. unfunded	—	0.3	(0.3)
Total U.S.	$3.1	$4.7	$(1.6)
U.K.	3.9	4.2	(0.3)
Canada	0.8	0.9	(0.1)
Other funded	1.4	1.6	(0.2)
Other unfunded	—	0.5	(0.5)
Total	$9.2	$11.9	$(2.7)

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

Xerox 2014 Annual Report 105

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Costs:
Service cost	$9	$10	$112	$34	$91	$83	$9	$9	$9
Interest cost(1)	281	154	282	272	260	270	36	33	42
Expected return on plan assets(2)	(290)	(179)	(306)	(342)	(317)	(307)	—	—	—
Recognized net actuarial loss	17	19	53	54	77	53	1	2	1
Amortization of prior service credit	(2)	(2)	(23)	(1)	—	—	(43)	(43)	(41)
Recognized settlement loss	51	162	82	—	—	1	—	—	—
Recognized curtailment gain	—	—	—	(1)	(8)	—	—	—	—
Defined Benefit Plans	66	164	200	16	103	100	3	1	11
Defined contribution plans (3)	58	64	28	44	25	33	n/a	n/a	n/a
Net Periodic Benefit Cost	124	228	228	60	128	133	3	1	11

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:
Net actuarial loss (gain)	697	(403)	427	481	(224)	416	119	(88)	18
Prior service credit	—	—	(2)	(6)	(14)	(1)	—	—	(6)
Amortization of net actuarial loss	(68)	(181)	(135)	(54)	(77)	(54)	(1)	(2)	(1)
Amortization of net prior service credit	2	2	23	1	—	—	43	43	41
Curtailment gain	—	—	—	2	—	—	n/a	n/a	n/a
Total Recognized in Other Comprehensive Income	631	(582)	313	424	(315)	361	161	(47)	52
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$755	$(354)	$541	$484	$(187)	$494	$164	$(46)	$63
_______________

(1)
Interest cost includes interest expense on non-TRA obligations of $371, $349 and $382 and interest expense directly allocated to TRA participant accounts of $182, $65 and $170 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
Expected return on plan assets includes expected investment income on non-TRA assets of $450, $431 and $443 and actual investment income on TRA assets of $182, $65 and $170 for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
Excludes contributions related to our ITO business, which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

The net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $111 and $(4), respectively, excluding amounts that may be recognized through settlement losses. The net actuarial loss and prior service credit for the retiree health benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $5 and $(30), respectively.
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
Plan Amendments
Pension Plan Freezes
Over the past several years, we have amended several of our major defined benefit pension plans to freeze current benefits and eliminate benefits accruals for future service including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. The freeze of current benefits is the primary driver of the reduction in pension service costs since 2012. In certain Non-U.S. plans we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service.
Plan Assets
Current Allocation
As of the 2014 and 2013 measurement dates, the global pension plan assets were $9.2 billion and $8.7 billion, respectively. These assets were invested among several asset classes.

Xerox 2014 Annual Report 106

The following tables presents the defined benefit plans assets measured at fair value and the basis for that measurement:

	December 31, 2014
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Cash and cash equivalents	$52	$—	$—	$52	2%	$608	$—	$—	$608	10%
Equity Securities:
U.S. large cap	332	15	—	347	11%	253	52	—	305	5%
U.S. mid cap	73	—	—	73	2%	10	—	—	10	—%
U.S. small cap	52	39	—	91	3%	28	—	—	28	—%
International developed	195	92	—	287	9%	1,065	162	—	1,227	20%
Emerging markets	140	113	—	253	8%	276	69	—	345	6%
Global Equity	2	7	—	9	—%	4	6	—	10	—%
Total Equity Securities	794	266	—	1,060	33%	1,636	289	—	1,925	31%
Fixed Income Securities:
U.S. treasury securities	—	145	—	145	5%	7	26	—	33	1%
Debt security issued by government agency	—	225	—	225	7%	25	1,536	—	1,561	26%
Corporate bonds	—	988	—	988	32%	23	850	—	873	15%
Asset backed securities	—	10	—	10	—%	—	1	—	1	—%
Total Fixed Income Securities	—	1,368	—	1,368	44%	55	2,413	—	2,468	42%
Derivatives:
Interest rate contracts	—	(1)	—	(1)	—%	—	128	—	128	2%
Foreign exchange contracts	—	1	—	1	—%	—	(5)	—	(5)	—%
Equity contracts	—	—	—	—	—%	—	—	—	—	—%
Other contracts	—	—	—	—	—%	—	14	—	14	—%
Total Derivatives	—	—	—	—	—%	—	137	—	137	2%
Real estate	46	39	25	110	4%	—	29	279	308	5%
Private equity/venture capital	—	—	497	497	16%	—	—	499	499	8%
Guaranteed insurance contracts	—	—	—	—	—%	—	—	129	129	2%
Other(1)	(1)	40	—	39	1%	6	8	—	14	—%
Total Fair Value of Plan Assets	$891	$1,713	$522	$3,126	100%	$2,305	$2,876	$907	$6,088	100%

_____________________________

(1)	Other Level 1 assets include net non-financial assets of $(1) U.S. and $6 Non-U.S., such as due to/from broker, interest receivables and accrued expenses.

Xerox 2014 Annual Report 107

	December 31, 2013
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%
Cash and cash equivalents	$48	$—	$—	$48	1%	$688	$—	$—	$688	12%
Equity Securities:
U.S. large cap	319	13	—	332	12%	220	55	—	275	5%
U.S. mid cap	71	—	—	71	2%	13	—	—	13	—%
U.S. small cap	48	46	—	94	3%	40	—	—	40	1%
International developed	182	123	—	305	11%	1,314	212	—	1,526	26%
Emerging markets	171	69	—	240	8%	262	76	—	338	6%
Global Equity	2	7	—	9	—%	5	—	—	5	—%
Total Equity Securities	793	258	—	1,051	36%	1,854	343	—	2,197	38%
Fixed Income Securities:
U.S. treasury securities	—	74	—	74	3%	4	16	—	20	—%
Debt security issued by government agency	—	180	—	180	6%	31	1,189	—	1,220	21%
Corporate bonds	—	908	—	908	32%	146	660	—	806	14%
Asset backed securities	—	10	—	10	—%	—	1	—	1	—%
Total Fixed Income Securities	—	1,172	—	1,172	41%	181	1,866	—	2,047	35%
Derivatives:
Interest rate contracts	—	(17)	—	(17)	(1)%	—	62	—	62	1%
Foreign exchange contracts	—	(12)	—	(12)	—%	14	30	—	44	1%
Equity contracts	—	—	—	—	—%	—	—	—	—	—%
Other contracts	—	—	—	—	—%	62	—	—	62	1%
Total Derivatives	—	(29)	—	(29)	(1)%	76	92	—	168	3%
Real estate	40	34	29	103	4%	32	35	269	336	6%
Private equity/venture capital	—	—	451	451	16%	—	—	212	212	4%
Guaranteed insurance contracts	—	—	—	—	—%	—	—	135	135	2%
Other(1)	10	70	—	80	3%	6	—	—	6	—%
Total Fair Value of Plan Assets	$891	$1,505	$480	$2,876	100%	$2,837	$2,336	$616	$5,789	100%

_____________________________

(1)	Other Level 1 assets include net non-financial liabilities of $9 U.S. and $6 Non-U.S., such as due to/from broker, interest receivables and accrued expenses.

The following tables represents a roll-forward of the defined benefit plans assets measured using significant unobservable inputs (Level 3 assets):

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	U.S. Defined Benefit Plans Assets			Non-U.S. Defined Benefit Plans Assets
	Real Estate	Private Equity/Venture Capital	Total	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2012	$58	$300	$358	$332	$3	$131	$466
Purchases	1	177	178	64	193	3	260
Sales	(36)	(59)	(95)	(128)	—	(5)	(133)
Net transfers in from Level 1	—	—	—	—	—	(1)	(1)
Realized gains (losses)	24	46	70	17	2	4	23
Unrealized gains (losses)	(18)	(13)	(31)	(21)	2	(2)	(21)
Currency translation	—	—	—	5	12	5	22
Balance at December 31, 2013	29	451	480	269	212	135	616
Purchases	1	44	45	74	279	22	375
Sales	(6)	(59)	(65)	(64)	—	(25)	(89)
Realized gains (losses)	(7)	41	34	20	—	15	35
Unrealized gains (losses)	8	20	28	(1)	38	—	37
Currency translation	—	—	—	(19)	(30)	(18)	(67)
Balance at December 31, 2014	$25	$497	$522	$279	$499	$129	$907

Xerox 2014 Annual Report 108

Valuation Method
Our primary Level 3 assets are Real Estate and Private Equity/Venture Capital investments. The fair value of our real estate investment funds are based on the Net Asset Value (NAV) of our ownership interest in the funds. NAV information is received from the investment advisers and is primarily derived from third-party real estate appraisals for the properties owned. The fair value for our private equity/venture capital partnership investments are based on our share of the estimated fair values of the underlying investments held by these partnerships as reported (or expected to be reported) in their audited financial statements. The valuation techniques and inputs for our Level 3 assets have been consistently applied for all periods presented.
Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments	33%	34%	36%	41%
Fixed income investments	43%	47%	44%	47%
Real estate	8%	9%	5%	9%
Private equity	9%	6%	14%	—%
Other	7%	4%	1%	3%
Total Investment Strategy	100%	100%	100%	100%

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
Contributions
In 2014, we made cash contributions of $284 ($124 U.S. and $160 Non-U.S.) and $70 to our defined benefit pension plans and retiree health benefit plans, respectively.
In 2015, based on current actuarial calculations, we expect to make contributions of approximately $340 ($180 U.S. and $160 non-U.S.) to our defined benefit pension plans and approximately $71 to our retiree health benefit plans.

Xerox 2014 Annual Report 109

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2015	$643	$251	$894	$71
2016	343	252	595	70
2017	336	261	597	70
2018	333	269	602	69
2019	326	279	605	68
Years 2020-2023	1,681	1,539	3,220	323
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2014		2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.9%	3.1%	4.8%	4.2%	3.7%	4.0%
Rate of compensation increase	0.2%	2.6%	0.2%	2.7%	0.2%	2.6%

	Retiree Health
	2014	2013	2012
Discount rate	3.8%	4.5%	3.6%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2015		2014		2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.9%	3.1%	4.8%	4.2%	3.7%	4.0%	4.8%	4.6%
Expected return on plan assets	7.5%	5.2%	7.8%	6.1%	7.8%	6.1%	7.8%	6.2%
Rate of compensation increase	0.2%	2.6%	0.2%	2.7%	0.2%	2.6%	3.5%	2.7%

	Retiree Health
	2015	2014	2013	2012
Discount rate	3.8%	4.5%	3.6%	4.5%
_____________________________

Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2014	2013
Health care cost trend rate assumed for next year	7.0%	7.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.9%	4.9%
Year that the rate reaches the ultimate trend rate	2023	2023

Xerox 2014 Annual Report 110

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% increase	1% decrease
Effect on total service and interest cost components	$1	$(1)
Effect on post-retirement benefit obligation	46	(39)
Defined Contribution Plans
We have savings and investment plans in several countries, including the U.S., U.K. and Canada. In many instances, employees from those defined benefit pension plans that have been amended to freeze future service accruals (see "Plan Amendments" for additional information) were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $102 in 2014, $89 in 2013 and $61 in 2012. These charges exclude $8, $7 and $2 for the three years ended December 31, 2014, respectively, related to our ITO business, which is held for sale and reported as a discontinued operation at December 31, 2014. Refer to Note 4 - Divestitures for additional information regarding this pending sale.

Note 17 - Income and Other Taxes
Income before income taxes (pre-tax income) was as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic income	$675	$905	$850
Foreign income	531	338	434
Income Before Income Taxes	$1,206	$1,243	$1,284

Provisions (benefits) for income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
Federal Income Taxes
Current	$(3)	$17	$5
Deferred	79	66	93
Foreign Income Taxes
Current	115	82	114
Deferred	28	36	(1)
State Income Taxes
Current	34	37	32
Deferred	6	15	13
Total Provision	$259	$253	$256

Xerox 2014 Annual Report 111

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Nondeductible expenses	2.0%	1.5%	2.6%
Effect of tax law changes	(1.0)%	(0.6)%	0.7%
Change in valuation allowance for deferred tax assets	(1.6)%	0.2%	(0.7)%
State taxes, net of federal benefit	2.2%	2.7%	2.0%
Audit and other tax return adjustments	(2.9)%	(2.5)%	(4.7)%
Tax-exempt income, credits and incentives	(2.4)%	(4.0)%	(2.6)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(9.6)%	(12.4)%	(12.4)%
Other	(0.2)%	0.5%	—%
Effective Income Tax Rate	21.5%	20.4%	19.9%
 ____________

(1)	The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.

On a consolidated basis, we paid a total of $121, $155 and $137 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2014, respectively.

Total income tax (benefit) expense was allocated as follows:

	Year Ended December 31,
	2014	2013	2012
Pre-tax income	$259	$253	$256
Discontinued operations(1)	6	27	21
Common shareholders' equity:
Changes in defined benefit plans	(408)	318	(233)
Stock option and incentive plans, net	(18)	(13)	(5)
Cash flow hedges	—	—	(24)
Translation adjustments	(2)	(9)	(9)
Total Income Tax (Benefit) Expense	$(163)	$576	$6
_____________

(1)	Refer to Note 4 - Divestitures for additional information regarding discontinued operations.
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
We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2014, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Xerox 2014 Annual Report 112

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance at January 1	$267	$201	$225
Additions related to current year	16	60	28
Additions related to prior years positions	10	39	5
Reductions related to prior years positions	(35)	(19)	(36)
Settlements with taxing authorities(1)	(10)	—	(13)
Reductions related to lapse of statute of limitations	(6)	(14)	(8)
Currency	(2)	—	—
Balance at December 31	$240	$267	$201
 _______________

(1)	Majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2014, 2013 and 2012 are $39, $36 and $16, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
We recognized interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements within income tax expense. We had $17, $20 and $20 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2014, 2013 and 2012, respectively.
In the U.S., with the exception of ACS, we are no longer subject to U.S. federal income tax examinations for years before 2009. ACS is no longer subject to such examinations for years before 2005. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2003.

Deferred Income Taxes

We have not provided deferred taxes on approximately $8.5 billion of undistributed earnings of foreign subsidiaries and other foreign investments carried at equity at December 31, 2014, as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. We do not believe it is practical to calculate the potential deferred tax impact, as there is a significant amount of uncertainty with respect to determining the amount of foreign tax credits as well as any additional local withholding tax and other indirect tax consequences that may arise from the distribution of these earnings. In addition, because such earnings have been indefinitely reinvested in our foreign operations, repatriation would require liquidation of those investments or a recapitalization of our foreign subsidiaries, the impacts and effects of which are not readily determinable.

Xerox 2014 Annual Report 113

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2014	2013
Deferred Tax Assets
Research and development	$475	$647
Post-retirement medical benefits	341	310
Net operating losses	531	597
Operating reserves, accruals and deferrals	318	374
Tax credit carryforwards	579	694
Deferred compensation	286	268
Pension	672	431
Other	177	87
Subtotal	3,379	3,408
Valuation allowance	(538)	(614)
Total	$2,841	$2,794

Deferred Tax Liabilities
Unearned income and installment sales	$883	$959
Intangibles and goodwill	1,161	1,253
Anticipated foreign repatriations	50	55
Other	154	53
Total	$2,248	$2,320

Total Deferred Taxes, Net	$593	$474
The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate or, when applicable, based on the expected timing of the reversal. Current deferred tax assets at December 31, 2014 and 2013 amounted to $382 and $209, respectively.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2014 and 2013 was a decrease of $76 and $40, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.

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

At December 31, 2014, we had tax credit carryforwards of $579 available to offset future income taxes, of which $97 are available to carryforward indefinitely while the remaining $482 will expire 2015 through 2029 if not utilized. We also had net operating loss carryforwards for income tax purposes of $1.1 billion that will expire 2015 through 2035, if not utilized, and $2.0 billion available to offset future taxable income indefinitely.

Xerox 2014 Annual Report 114

Note 18 – Contingencies and Litigation
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
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2014, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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
The labor matters principally relate to claims made by former employees and contract labor for the equivalent payment of all social security and other related labor benefits, as well as consequential tax claims, as if they were regular employees. As of December 31, 2014, the total amounts related to the unreserved portion of the tax and labor contingencies, inclusive of related interest, amounted to approximately $817 with the decrease from December 31, 2013 balance of approximately $933, primarily related to currency and closed cases partially offset by interest. With respect to the unreserved balance of $817, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute. As of December 31, 2014 we had $135 of escrow cash deposits for matters we are disputing, and there are liens on certain Brazilian assets with a net book value of $18 and additional letters of credit of approximately $244, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
In re Xerox Corporation Securities Litigation: A consolidated securities law action (consisting of 17 cases) was pending in the United States District Court for the District of Connecticut (the "Court"). Defendants were the Company, Barry Romeril, Paul Allaire and G. Richard Thoman. The consolidated action was a class action on behalf of all persons and entities who purchased Xerox Corporation common stock during the period October 22, 1998 through October 7, 1999 inclusive ("Class Period") and who suffered a loss as a result of misrepresentations or omissions by Defendants as alleged by Plaintiffs (the “Class”). The Class alleged that in violation of Section 10(b)

Xerox 2014 Annual Report 115

and/or 20(a) of the Securities Exchange Act of 1934, as amended (1934 Act), and SEC Rule 10b-5 thereunder, each of the defendants was liable as a participant in a fraudulent scheme and course of business that operated as a fraud or deceit on purchasers of the Company’s common stock during the Class Period by disseminating materially false and misleading statements and/or concealing material facts relating to the defendants’ alleged failure to disclose the material negative impact that the April 1998 restructuring had on the Company’s operations and revenues. The complaint further alleged that the alleged scheme: (i) deceived the investing public regarding the economic capabilities, sales proficiencies, growth, operations and the intrinsic value of the Company’s common stock; (ii) allowed several corporate insiders, such as the named individual defendants, to sell shares of privately held common stock of the Company while in possession of materially adverse, non-public information; and (iii) caused the individual plaintiffs and the other members of the purported class to purchase common stock of the Company at inflated prices. The complaint sought unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all defendants, jointly and severally, for all damages sustained as a result of defendants’ alleged wrongdoing, including interest thereon, together with reasonable costs and expenses incurred in the action, including counsel fees and expert fees. In 2001, the Court denied the defendants’ motion for dismissal of the complaint. The plaintiffs’ motion for class certification was denied by the Court in 2006, without prejudice to refiling. In February 2007, the Court granted the motion of the International Brotherhood of Electrical Workers Welfare Fund of Local Union No. 164, Robert W. Roten, Robert Agius ("Agius") and Georgia Stanley to appoint them as additional lead plaintiffs. In July 2007, the Court denied plaintiffs’ renewed motion for class certification, without prejudice to renewal after a pre-filing conference to identify factual disputes the Court would be required to resolve in ruling on the motion. After that conference and Agius’s withdrawal as lead plaintiff and proposed class representative, in February 2008 plaintiffs filed a second renewed motion for class certification. In April 2008, defendants filed their response and motion to disqualify Milberg LLP as a lead counsel. On September 30, 2008, the Court entered an order certifying the class and denying the appointment of Milberg LLP as class counsel. Subsequently, on April 9, 2009, the Court denied defendants’ motion to disqualify Milberg LLP. On November 6, 2008, the defendants filed a motion for summary judgment. On March 29, 2013, the Court granted defendants' motion for summary judgment in its entirety. On April 26, 2013, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On September 8, 2014, the Second Circuit affirmed the District Court's decision dismissing the action. The deadline for plaintiffs to file a petition for certiorari before the United States Supreme Court expired on December 8, 2014; no petition was filed. This matter is now closed.
State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC, a Xerox Corporation: On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleges that Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare (collectively “Xerox” or “the Company”) violated the Texas Medicaid Fraud Prevention Act in the administration of its contract with the Texas Department of Health and Human Services (“HHSC”). The State alleges that the Company made false representations of material facts regarding the processes, procedures, implementation, and results regarding the prior authorization of orthodontic claims. The State seeks recovery of actual damages, two times the amount of any overpayments made as a result of unlawful acts, civil penalties, pre- and post-judgment interest, and all costs and attorneys’ fees. The State references the amount in controversy as exceeding hundreds of millions of dollars. Xerox filed its Answer in June, 2014 denying all allegations. Xerox will continue to vigorously defend itself in this matter. We do not believe it is probable that we will incur a material loss in excess of the amount accrued for this matter. In the course of litigation, we periodically engage in discussions with plaintiff’s counsel for possible resolution of the matter. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement for a significant amount, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
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

Xerox 2014 Annual Report 116

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
Product Warranty Liabilities
In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life of the equipment under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our entry level products, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. Aggregate product warranty liability expenses for the three years ended December 31, 2014 were $25, $28 and $29, respectively. Total product warranty liabilities as of December 31, 2014 and 2013 were $11 and $14, respectively.
Other Contingencies
We have issued or provided the following guarantees as of December 31, 2014:

•
$455 for letters of credit issued to i) guarantee our performance under certain services contracts; ii) support certain insurance programs; and iii) support our obligations related to the Brazil tax and labor contingencies.

•
$720 for outstanding surety bonds. Certain contracts, primarily those involving public sector customers, require us to provide a surety bond as a guarantee of our performance of contractual obligations. Of this amount, $19 is related to discontinued operations.

Xerox 2014 Annual Report 117

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
We have service arrangements where we service third-party student loans in the Federal Family Education Loan program (FFEL) on behalf of various financial institutions. We service these loans for investors under outsourcing arrangements and do not acquire any servicing rights that are transferable by us to a third-party. At December 31, 2014, we serviced a FFEL portfolio of approximately 2.7 million loans with an outstanding principal balance of approximately $39.7 billion. Some servicing agreements contain provisions that, under certain circumstances, require us to purchase the loans from the investor if the loan guaranty has been permanently terminated as a result of a loan default caused by our servicing error. If defaults caused by us are cured during an initial period, any obligation we may have to purchase these loans expires. Loans that we purchase may be subsequently cured, the guaranty reinstated and the loans repackaged for sale to third parties. We evaluate our exposure under our purchase obligations on defaulted loans and establish a reserve for potential losses, or default liability reserve, through a charge to the provision for loss on defaulted loans purchased. The reserve is evaluated periodically and adjusted based upon management’s analysis of the historical performance of the defaulted loans. As of December 31, 2014, other current liabilities include reserves which we believe to be adequate. At December 31, 2014, other current liabilities include reserves of approximately $3 for losses on defaulted loans purchased. In addition to potential purchase obligations arising from servicing errors, various laws and regulations applicable to student loan borrowers could give rise to fines, penalties and other liabilities associated with loan servicing errors.
Note 19 - Preferred Stock
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
On or after February 5, 2015, if the closing price of our common stock exceeds 130% of the then applicable conversion price (currently $11.125 per share of common stock) for 20 out of 30 trading days, we have the right to cause any or all of the convertible preferred stock to be converted into shares of common stock at the then applicable conversion rate. The convertible preferred stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Xerox's common stock, the holder of convertible preferred stock has the right to require us to redeem any or all of the convertible preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends to, but not including, the redemption date. The convertible preferred stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.

Note 20 – Shareholders’ Equity
Preferred Stock
As of December 31, 2014, we had one class of preferred stock outstanding. See Note 19 - Preferred Stock for further information. We are authorized to issue approximately 22 million shares of cumulative preferred stock, $1.00 par value per share.
Common Stock
We have 1.75 billion authorized shares of common stock, $1.00 par value per share. At December 31, 2014, 113 million shares were reserved for issuance under our incentive compensation plans, 48 million shares were reserved for debt to equity exchanges and 27 million shares were reserved for conversion of the Series A convertible preferred stock.
Treasury Stock

Xerox 2014 Annual Report 118

We account for the repurchased common stock under the cost method and include such treasury stock as a component of our common shareholder's equity. Retirement of treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.
The following provides cumulative information relating to our share repurchase programs from their inception in October 2005 through December 31, 2014 (shares in thousands):

Authorized share repurchase programs	$8,000
Share repurchase cost	$6,455
Share repurchase fees	$10
Number of shares repurchased	580,029
In 2014, the Board of Directors authorized an additional $1.5 billion in share repurchase bringing the total cumulative authorization to $8 billion. As of December 31, 2014, approximately $1.5 billion of that authority remained available.

The following table reflects the changes in Common and Treasury stock shares (shares in thousands):

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2011	1,352,849	15,508
Stock based compensation plans, net	17,343	—
Contributions to U.S. pension plan(1)	15,366	—
Acquisition of Treasury stock	—	146,278
Cancellation of Treasury stock	(146,862)	(146,862)
Balance at December 31, 2012	1,238,696	14,924
Stock based compensation plans, net	28,731	—
Acquisition of Treasury stock	—	65,179
Cancellation of Treasury stock	(58,102)	(58,102)
Conversion of 2014 9% Notes	996	—
Balance at December 31, 2013	1,210,321	22,001
Stock based compensation plans, net	13,965	—
Acquisition of Treasury stock	—	86,536
Cancellation of Treasury stock	(100,928)	(100,928)
Conversion of 2014 9% Notes	996	—
Balance at December 31, 2014	1,124,354	7,609
_____________________________

(1)	Refer to Note 16 - Employee Benefits Plans for additional information.
Stock-Based Compensation
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance shares (PSs) and non-qualified stock options. We grant stock-based awards in order to continue to attract and retain employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of our common stock. At December 31, 2014 and 2013, 50 million and 59 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense, pre-tax	$91	$90	$125
Income tax benefit recognized in earnings	35	34	48
Restricted Stock Units: Compensation expense is based upon the grant date market price. The compensation expense is recorded over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest.
Performance Shares: Prior to 2014, we granted officers and selected executives PSs that vest contingent upon meeting pre-determined Revenue, Earnings per Share (EPS) and Cash Flow from Operations targets. If the annual actual results for Revenue exceed the stated targets and if the cumulative three-year actual results for EPS and

Xerox 2014 Annual Report 119

Cash Flow from Operations exceed the stated targets, then the plan participants have the potential to earn additional shares of common stock. This overachievement cannot exceed 50% of the original grant.
Commencing in 2014, we expanded the PS program to include those employees who had previously been awarded RSUs, and modified the program to remove the annual performance component. All PSs granted in 2014 will vest contingent upon meeting cumulative goals for Revenue, EPS and Cash Flow from Operations over a three-year performance period. As before, if actual results exceed the stated targets, then the participants have the potential to earn additional shares of common stock: a maximum overachievement of 50% of the original grant for officers and selected executives and a maximum of 25% of the original grant for all other participants. All PSs entitle the holder to one share of common stock, payable after a three-year service period and the attainment of the stated goals.
The fair value of PSs is based upon the market price of our stock on the date of the grant. Compensation expense is recognized over the vesting period, which is normally three years from the date of grant, based on management's estimate of the number of shares expected to vest. If the stated targets are not met, any recognized compensation cost would be reversed.
Employee Stock Options: With the exception of the conversion of ACS options in connection with the ACS acquisition in 2010, we have not issued any new stock options associated with our employee long-term incentive plan since 2004. All stock options previously issued under our employee long-term incentive plan were fully exercised, cancelled or expired as of December 31, 2013.
There were 6,115 thousand and 14,199 thousand ACS options outstanding at December 31, 2014 and 2013, respectively. The ACS options at December 31, 2014 generally expire within the next 3 years.
Summary of Stock-based Compensation Activity

	2014		2013		2012
(shares in thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units
Outstanding at January 1	19,079	$9.62	30,414	$9.19	33,784	$8.70
Granted	926	12.30	610	9.09	13,033	7.82
Vested	(6,934)	10.33	(9,992)	8.43	(14,848)	6.89
Cancelled	(874)	8.55	(1,953)	8.77	(1,555)	8.97
Outstanding at December 31	12,197	9.50	19,079	9.62	30,414	9.19

Performance Shares
Outstanding at January 1	8,058	$9.15	14,536	$8.74	9,763	$9.21
Granted	16,967	12.28	1,839	7.97	5,193	7.87
Vested	(2,404)	10.68	(6,817)	8.03	—	—
Cancelled	(1,900)	11.07	(1,500)	8.82	(420)	8.96
Outstanding at December 31	20,721	11.36	8,058	9.15	14,536	8.74

Stock Options
Outstanding at January 1	14,199	$6.95	33,732	$6.86	50,070	$6.98
Granted	—	—	—	—	—	—
Canceled/expired	(215)	6.95	(1,298)	6.53	(8,617)	8.58
Exercised	(7,869)	6.92	(18,235)	6.82	(7,721)	5.69
Outstanding at December 31	6,115	7.00	14,199	6.95	33,732	6.86
Exercisable at December 31	6,115	7.00	12,164	7.06	28,676	6.95

In 2013, we deferred the annual grant of RSUs and PSs from July 1, 2013 to January 1, 2014. RSUs granted in 2013 represent off-cycle awards while PSs granted in 2013 represent overachievement shares associated with the 2010 PSs grant, which vested in 2013. On January 1, 2014, we granted 8,395 thousand PSs with a grant date fair value of $12.17 per share (the deferral of the 2013 annual grant) and on July 1, 2014, we granted 8,518 thousand PSs with a grant date fair value of $12.38 per share (the 2014 annual grant).

Xerox 2014 Annual Report 120

The total unrecognized compensation cost related to non-vested stock-based awards at December 31, 2014 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$23	1.2
Performance Shares	109	2.2
Total	$132
The aggregate intrinsic value of outstanding RSUs and PSs awards was as follows:

Awards	December 31, 2014
Restricted Stock Units	$169
Performance Shares	287
Information related to stock options outstanding and exercisable at December 31, 2014 was as follows:

	Options
	Outstanding	Exercisable
Aggregate intrinsic value	$42	$42
Weighted-average remaining contractual life (years)	2.8	2.8
The total intrinsic value and actual tax benefit realized for vested and exercised stock-based awards was as follows:

	December 31, 2014			December 31, 2013			December 31, 2012
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units	$85	$—	$26	$91	$—	$30	$117	$—	$33
Performance Shares	30	—	10	62	—	22	—	—	—
Stock Options	42	55	15	51	124	19	12	44	4
No Performance Shares vested in 2012 since the 2009 primary award grant that normally would have vested in 2012 was replaced with a grant of Restricted Stock Units with a market based condition and therefore were accounted and reported for as Restricted Stock Units.

Xerox 2014 Annual Report 121

Note 21 – Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Year Ended December 31,
	2014		2013		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(736)	$(734)	$(194)	$(185)	$104	$113
Unrealized (Losses) Gains:
Changes in fair value of cash flow hedges losses	(20)	(10)	(126)	(89)	(50)	(35)
Changes in cash flow hedges reclassed to earnings(1)	36	26	123	86	(37)	(28)
Other (losses) gains	(1)	(1)	3	3	—	—
Net Unrealized Gains (Losses)	15	15	—	—	(87)	(63)

Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	(1,291)	(861)	729	483	(852)	(578)
Prior service amortization(2)	(46)	(29)	(45)	(29)	(64)	(39)
Actuarial loss amortization(2)	121	83	260	172	190	124
Fuji Xerox changes in defined benefit plans, net(3)	40	40	23	23	(13)	(13)
Other gains (losses)(4)	106	105	(17)	(17)	(55)	(55)
Changes in Defined Benefit Plans (Losses) Gains	(1,070)	(662)	950	632	(794)	(561)

Other Comprehensive (Loss) Income	(1,791)	(1,381)	756	447	(777)	(511)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(1)	(1)	(1)	—	—
Other Comprehensive (Loss) Income Attributable to Xerox	$(1,790)	$(1,380)	$757	$448	$(777)	$(511)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2014	2013	2012
Cumulative translation adjustments	$(1,743)	$(1,010)	$(826)
Other unrealized losses, net	(22)	(37)	(37)
Benefit plans net actuarial losses and prior service credits(1)	(2,394)	(1,732)	(2,364)
Total Accumulated Other Comprehensive Loss Attributable to Xerox	$(4,159)	$(2,779)	$(3,227)
_____________________________

(1)	Includes our share of Fuji Xerox.

Xerox 2014 Annual Report 122

Note 22 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of common stock (shares in thousands):

	Year Ended December 31,
	2014	2013	2012
Basic Earnings per Share:
Net income from continuing operations attributable to Xerox	$1,084	$1,139	$1,152
Accrued dividends on preferred stock	(24)	(24)	(24)
Net Income From Continuing Operations Available to Common Shareholders	$1,060	$1,115	$1,128
Net (loss) income from discontinued operations attributable to Xerox	(115)	20	43
Adjusted Net Income Available to Common Shareholders	$945	$1,135	$1,171
Weighted-average common shares outstanding	1,154,365	1,225,486	1,302,053
Basic Earnings (Loss) per Share:
Continuing operations	$0.92	$0.91	$0.87
Discontinued operations	(0.10)	0.02	0.03
Basic Earnings per Share	$0.82	$0.93	$0.90

Diluted Earnings per Share:
Net income from continuing operations attributable to Xerox	$1,084	$1,139	$1,152
Accrued dividends on preferred stock	—	—	(24)
Interest on Convertible Securities, net	—	1	1
Adjusted Net Income From Continuing Operations Available to Common Shareholders	$1,084	$1,140	$1,129
Net (loss) income from discontinued operations attributable to Xerox	(115)	20	43
Adjusted Net Income Available to Common Shareholders	$969	$1,160	$1,172
Weighted-average common shares outstanding	1,154,365	1,225,486	1,302,053
Common shares issuable with respect to:
Stock options	2,976	5,401	4,335
Restricted stock and performance shares	14,256	13,931	20,804
Convertible preferred stock	26,966	26,966	—
Convertible securities	—	1,743	1,992
Adjusted Weighted Average Common Shares Outstanding	1,198,563	1,273,527	1,329,184

Diluted Earnings (Loss) per Share:
Continuing operations	$0.90	$0.89	$0.85
Discontinued operations	(0.09)	0.02	0.03
Diluted Earnings per Share	$0.81	$0.91	$0.88

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock Options	3,139	8,798	29,397
Restricted stock and performance shares	17,987	12,411	23,430
Convertible preferred stock	—	—	26,966
Total Anti-Dilutive Securities	21,126	21,209	79,793

Dividends per Common Share	$0.25	$0.23	$0.17

Note 23 – Subsequent Event
In January 2015, we completed the acquisition of Intrepid Learning Solutions, Inc. (Intrepid), a Seattle-based company, for $28 in cash. Intrepid provides outsourced learning services primarily in the aerospace manufacturing and technology industries. The acquisition of Intrepid will solidify the position of Xerox's Learning Services unit as a leading provider of end-to-end outsourced learning services, and will also add key vertical market expertise in the aerospace industry.

Xerox 2014 Annual Report 123

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per-share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014 (1)
Revenues	$4,771	$4,941	$4,795	$5,033	$19,540
Costs and Expenses	4,500	4,640	4,509	4,685	18,334
Income before Income Taxes and Equity Income	271	301	286	348	1,206
Income tax expense	42	73	66	78	259
Equity in net income of unconsolidated affiliates	42	33	44	41	160
Income from Continuing Operations	$271	$261	$264	$311	$1,107
Income (loss) from discontinued operations, net of tax	15	11	8	(149)	(115)
Net Income	$286	$272	$272	$162	$992
Less: Net income - noncontrolling interests	5	6	6	6	23
Net Income Attributable to Xerox	$281	$266	$266	$156	$969

Basic Earnings per Share(2):
Continuing operations	$0.22	$0.21	$0.22	$0.26	$0.92
Discontinued operations	0.01	0.01	0.01	(0.13)	(0.10)
Total Basic Earnings per Share	$0.23	$0.22	$0.23	$0.13	$0.82

Diluted Earnings per Share(2):
Continuing operations	$0.22	$0.21	$0.21	$0.26	$0.90
Discontinued operations	0.01	0.01	0.01	(0.13)	(0.09)
Total Diluted Earnings per Share	$0.23	$0.22	$0.22	$0.13	$0.81

2013 (1)
Revenues	$4,857	$5,042	$4,900	$5,207	$20,006
Costs and Expenses	4,571	4,728	4,583	4,881	18,763
Income before Income Taxes and Equity Income	286	314	317	326	1,243
Income tax expense	46	61	79	67	253
Equity in net income of unconsolidated affiliates	47	36	43	43	169
Income from Continuing Operations	$287	$289	$281	$302	$1,159
Income (loss) from discontinued operations, net of tax	13	(12)	10	9	20
Net Income	$300	$277	$291	$311	$1,179
Less: Net income - noncontrolling interests	4	6	5	5	20
Net Income Attributable to Xerox	$296	$271	$286	$306	$1,159

Basic Earnings per Share(2):
Continuing operations	$0.23	$0.23	$0.22	$0.24	$0.91
Discontinued operations	0.01	(0.01)	0.01	0.01	0.02
Total Basic Earnings per Share:	$0.24	$0.22	$0.23	$0.25	$0.93

Diluted Earnings per Share(2):
Continuing operations	$0.22	$0.22	$0.21	$0.23	$0.89
Discontinued operations	0.01	(0.01)	0.01	0.01	0.02
Total Diluted Earnings per Share	$0.23	$0.21	$0.22	$0.24	$0.91
 _________________

(1)
All periods have been revised to reflect our Discontinued Operations. Refer to Note 4 - Divestitures in our Consolidated Financial Statements, which is incorporated here by reference, for additional information.

(2)
The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

Xerox 2014 Annual Report 124

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
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
None

Xerox 2014 Annual Report 125

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2015 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on May 20, 2015. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2014.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2015 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2015 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: http://www.xerox.com/investor and then clicking on Corporate Governance. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2015 definitive Proxy Statement and is incorporated here by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions.
Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Ursula M. Burns*	56	Chairman of the Board and Chief Executive Officer	2010	1997
James A. Firestone	60	Executive Vice President; President, Corporate Strategy & Asian Operations	2008	1998
Jeffrey Jacobson	55	Executive Vice President; President, Technology Business	2014	2012
Kathryn A. Mikells	49	Executive Vice President and Chief Financial Officer	2013	2013
Robert K. Zapfel	60	Executive Vice President; President, Services Business	2014	2014
Don H. Liu	53	Executive Vice President, General Counsel and Secretary	2007	2007
Thomas J. Maddison	51	Senior Vice President, Chief Human Resources Officer	2010	2010
Herve Tessler	51	Senior Vice President, President, Corporate Operations	2014	2010
Joseph H. Mancini, Jr.	56	Vice President and Chief Accounting Officer	2013	2010

*	Member of Xerox Board of Directors
Each officer named above, with the exception of Jeffrey Jacobson, Robert Zapfel and Kathryn A. Mikells, has been an officer or an executive of Xerox or its subsidiaries for at least the past five years.
Prior to joining Xerox in 2012, Mr. Jacobson was the Chairman, President and CEO of Presstek, Inc. from 2007 to 2012. Prior to that, he was a Corporate Vice President and the Chief Operating Officer - Graphic Communications Group, of the Eastman Kodak Company from 2005 to 2007 and before that held various senior leadership positions with Kodak Polychrome Graphics from 1998 to 2005.
Prior to joining Xerox in 2014, Mr. Zapfel was General Manager, North America, Global Technology Services, at International Business Machines Corp. (IBM) from 2011 to 2013. Mr. Zapfel is a 35-year veteran of IBM who held a host of senior leadership positions in Services, including head of IBM’s Global Technology Services business for the

Xerox 2014 Annual Report 126

Americas, head of its Global Delivery organization, and head of Strategy. He also ran the Travel and Transportation and Financial Services verticals, as well as the services operations in Latin America. In addition, he ran IBM’s global financing unit.
Prior to joining Xerox in 2013, Ms. Mikells was with ADT Corporation where she was Chief Financial Officer from April 2012 to 2013. Prior to that she was Chief Financial Officer with Nalco and before that she held various senior leadership roles during her 16 year career with UAL Corporation.
ITEM 11. EXECUTIVE COMPENSATION
The information included under the following captions under “Proposal 1-Election of Directors” in our 2015 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2014”, “Outstanding Equity Awards at 2014 Fiscal Year-End”, “Option Exercises and Stock Vested in 2014”, “Pension Benefits for the 2014 Fiscal Year”, “Nonqualified Deferred Compensation for the 2014 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, “Summary of Director Annual Compensation, "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2015 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2015 definitive Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2015 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2015 definitive Proxy Statement.
ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES
The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2015 definitive Proxy Statement.

Xerox 2014 Annual Report 127

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Index to Financial Statements and Financial Statement Schedule, incorporated by reference or filed as part of this report:

▪	Report of Independent Registered Public Accounting Firm including Report on Financial Statement Schedule;

▪	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2014;

▪	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2014;

▪	Consolidated Balance Sheets as of December 31, 2014 and 2013;

▪	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014;

▪	Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2014;

▪	Notes to the Consolidated Financial Statements;

▪	Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2014; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Supplementary Data:
▪Quarterly Results of Operations (unaudited); and
▪Five Years in Review.

(3)	The exhibits filed herewith or incorporated herein by reference are set forth in the Index of Exhibits included herein.

(b)
The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2015 Proxy Statement or to our directors are preceded by an asterisk (*).

Xerox 2014 Annual Report 128

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION

/s/ URSULA M. BURNS
Ursula M. Burns Chairman of the Board and Chief Executive Officer February 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 24, 2015

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
Mary Agnes Wilderotter

Xerox 2014 Annual Report 129

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2014

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
2014 Allowance for Losses:
Accounts Receivable	$112	$20	$(3)	$(41)	$88
Finance Receivables	154	33	3	(59)	131
	$266	$53	$—	$(100)	$219

2013 Allowance for Losses:
Accounts Receivable	$108	$39	$(2)	$(33)	$112
Finance Receivables	170	81	5	(102)	154
	$278	$120	$3	$(135)	$266

2012 Allowance for Losses:
Accounts Receivable	$102	$44	$3	$(41)	$108
Finance Receivables	201	75	5	(111)	170
	$303	$119	$8	$(152)	$278
 __________

(1)
Bad debt provisions relate to estimated losses due to credit and similar collectibility issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)
Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

Xerox 2014 Annual Report 130

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
Incorporated by reference to Exhibit 4(b)(2) to Registrant's Registration Statement No. 333-142900. See SEC File Number 001-04471.
4(c)
Form of Amended and Restated Credit Agreement dated as of March 18, 2014 between Registrant and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and BNP Paribas Securities Corp. as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).

Incorporated by reference to Exhibit 4(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. See SEC File Number 001-04471.
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

Xerox 2014 Annual Report 131

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

10
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2015 Proxy Statement or to our directors are preceded by an asterisk (*).

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
10(b)	[Reserved]
10(c)	[Reserved]
*10(d)(1)	Registrant's 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated as of May 21, 2013 (“2004 ECPNED”).
Incorporated by reference to Exhibit 10(d)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
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
*10(e)(1)	Registrant's 2004 Performance Incentive Plan, as amended and restated as of May 24, 2012 ("2012 PIP").
Incorporated by reference to Exhibit 10(e)(26) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. See SEC File Number 001-04471.
*10(e)(2)	Performance Elements for 2012 Executive Long-Term Incentive Program (“2012 ELTIP”).
Incorporated by reference to Exhibit 10(e)(21) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(3)	Form of Executive Long-Term Incentive Award under 2012 ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(22) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(4)	Form of Executive Long-Term Incentive Program Award Summary under 2012 ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(23) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(5)	Form of Executive Long-Term Incentive Program Restricted Stock Unit Retention Award Summary under 2012 ELTIP.

Xerox 2014 Annual Report 132

Incorporated by reference to Exhibit 10(e)(24) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(6)	Form of Restricted Stock Unit Retention Award under 2012 ELTIP.
Incorporated by reference to Exhibit 10(e)(25) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(7)	Annual Performance Incentive Plan for 2013.
Incorporated by reference to Exhibit 10(e)(17) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(8)	Performance Elements for 2013 Executive Long-Term Incentive Program ("2013 ELTIP").
Incorporated by reference to Exhibit 10(e)(24) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
*10(e)(9)	Form of Executive Long-Term Incentive Award under 2013 ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(25) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
*10(e)(10)	Form of Executive Long-Term Incentive Program Award Summary under 2013 ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(26) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See SEC File Number 001-04471.
*10(e)(11)	Form of Executive Long-Term Incentive Program Restricted Stock Unit Retention Award Summary under 2013 ELTIP.
Incorporated by reference to Exhibit 10(e)(24) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(12)	Form of Restricted Stock Unit Retention Award under 2013 ELTIP.
Incorporated by reference to Exhibit 10(e)(25) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See SEC File Number 001-04471.
*10(e)(13)	Amendment No. 1 dated as of December 11, 2013 to 2012 PIP.
Incorporated by reference to Exhibit 10(e)(23) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(14)	Annual Performance Incentive Plan for 2014.
*10(e)(15)	Performance Elements for 2014 Executive Long-Term Incentive Plan.
Incorporated by reference to Exhibit 10(e)(25) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(16)	Form of Award Agreement under 2012 PIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(26) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(17)	Form of Award Summary under 2012 PIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(27) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(18)	Form of Award Agreement under 2012 PIP (Retention Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(28) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(19)	Form of Award Summary under 2012 PIP (Retention Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(29) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See SEC File Number 001-04471.
*10(e)(20)	Annual Performance Incentive Plan for 2015 (“2015 APIP”)
*10(e)(21)	Performance Elements for 2015 Executive Long-Term Incentive Program ("2015 ELTIP")
*10(e)(22)	Form of Award Agreement under 2015 ELTIP (Performance Shares)
*10(e)(23)	Form of Award Agreement under 2015 ELTIP (Retention Restricted Stock Units)
*10(f)	Letter Agreement dated March 19, 2014 between Registrant and Robert K. Zapfel, Executive Vice President and President, Services of Registrant.
*10(g)(1)	2004 Restatement of Registrant's Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2007 USERP”).

Xerox 2014 Annual Report 133

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

Xerox 2014 Annual Report 134

*10(q)	Senior Executive Agreement dated September 27, 2009 among ACS, Registrant and Lynn Blodgett.
Incorporated by reference to Exhibit 10.2 to ACS's Current Report on Form 8-K dated September 27, 2009. See SEC File Number 001-12665.
*10(r)(1)	Affiliated Computer Services, Inc. (“ACS”) 1997 Stock Incentive Plan (“ACS 1997 SIP”)
Incorporated by reference to Appendix D to ACS's Joint Proxy Statement on Schedule 14A, filed November 14, 1997. See SEC File Number 001-12665.
*10(r)(2)	Amendment No. 1 dated October 28, 2004 to ACS 1997 SIP.
Incorporated by reference to Exhibit 4.6 to ACS's Registration Statement on Form S-8, filed December 6, 2005. See SEC File Number 001-12665.
*10(s)	ACS Amended and Restated 2007 Equity Incentive Plan.
Incorporated by reference to Exhibit 10.1 to ACS's Current Report on Form 8-K filed August 21, 2009. See SEC File Number 001-12665.
*10(t)	ACS 401(k) Supplemental Plan, effective as of July 1, 2000, as amended.
Incorporated by reference to Exhibit 10.15 to ACS's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. See SEC File Number 001-12665.
*10(u)	Letter Agreement dated March 25, 2013 between Registrant and Kathryn A. Mikells, Executive Vice President and Chief Financial Officer of Registrant.
Incorporated by reference to Exhibit 10(f) to Registrant's Current Report on Form 8-K dated March 26, 2013. See SEC File Number 001-04471.
*10(v)	Master Plan Amendment dated May 2, 2011 to Registrant-Sponsored Benefit Plans.
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

Xerox 2014 Annual Report 135